Form 10-Q
period 1996-06-30
CHEUNG LABORATORIES INC
filed 1996-09-04
CIK 749647

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                               FORM 10-Q

                           QUARTERLY REPORT
                 PURSUANT TO SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter ended June 30, 1996

                      SEC File Number. 2-93826-W
                     CHEUNG LABORATORIES, INC.

                       A Maryland Corporation
            IRS Employer Identification No. 52-1256615
                     10220-I Old Columbia Road
                  Columbia, Maryland  21046-1705
                     Telephone:  (410) 290-5390
                       Fax:  (410) 290-5394

   NO SECURITIES ARE REGISTERED UNDER SECTION 12(b) OF THE ACT

        SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

                          TITLE OF CLASS:

                   COMMON STOCK ($.01 PAR VALUE)

Registrant has filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

As of June 30, 1996, the Registrant had 39,920,607 shares of common stock outstanding.

The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on last known sale price through June 30, 1996) was approximately $31,936,485.

Documents Incorporated by Reference:  NONE
                        TABLE OF CONTENTS


                            PAGE

PART I

Item 1.   Financial Statements and Supplementary Data . . . . . 1

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations  . . . . . . . . . . . . .  9


PART II

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . 17

Item 2.   Changes In Securities. . . . . . . . . . . . . . . . 17

Item 3.   Market For The Registrants's Common Stock and Related
Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . .17

Item 4.   Submission Of Matters To A Vote Of Security Holders. .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17

Item 5.   Exhibits and Reports on Form 8-K . . . . . . . . . . 18

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . 18

                             PART I

Item 1.   Financial Statements and Supplementary Data

          Note: The financial information included herein should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended September 30, 1995. Such financial information reflects all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented.

                      CHEUNG LABORATORIES, INC.
                            BALANCE SHEETS
          June 30, 1996 (UNAUDITED) AND SEPTEMBER 30, 1995 (AUDITED)

                                                    ASSETS

                                                 June 30,      September 30,
                                                   1996             1995
                                                 _________     ____________
CURRENT ASSETS:
  Cash                                            $ 39,307        $  7,238
  Accounts receivable (net of an allowance for
    doubtful accounts of $57,962 and $56,659 in
    June 1996 and Sept. 1995, respectively)        171,001         137,101
  Inventories                                      276,600         301,279
  Prepaid expenses                                   1,669           7,669
  Other current assets                              23,634          25,551
                                                    ======          ======
        Total current assets                       512,211         478,838
                                                   _______         _______
PROPERTY AND EQUIPMENT - at cost:
  Furniture and office equipment                   168,927         168,777
  Laboratory and shop equipment                     74,733          74,733
                                                   _______         _______
                                                   243,660         243,327
   Less accumulated depreciation                   203,576         197,897
                                                   _______         _______
         Net value of property and equipment        40,084          45,613

OTHER ASSET -
 Investment in Aestar Fine Chemical Company-
   at cost                                       8,000,000       8,000,000
 Investment in Ardex Equipment L.L.C. at equity    432,991         482,991
 Funds held under investment contract              511,000         650,000
 Patent (net of accumulation amortization of
 $31,647 and $26,650 in June 1996 and Sept.
 1995, respectively)                                48,303          53,300
                                                 _________       _________
                                                 8,992,294       9,186,291

                TOTAL ASSETS                    $9,544,589      $9,719,742

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                June 30,      September 30,
                                                  1996              1995
                                               ---------      -------------
CURRENT LIABILITIES:
  Accounts payable - trade                     $ 232,974         $  228,360
  Notes payable - related parties (Note 1)       469,685            463,685
  Accrued interest payable - related party       401,930            343,265
  Accrued interest payable - other                 7,155              5,264
  Accrued compensation                           426,492            352,498
  Accrued professional fees                       89,266              1,500
  Other accrued liabilities (Note 2)             154,683            69,8711
  Deferred revenues                              115,531            115,531
                                               _________          _________
                 Total current liabilities     1,897,716          1,579,974

LONG-TERM LIABILITIES:
  Note payable -less current portion              20,000              2,000

                 Total liabilities             1,917,716          1,581,974
                                               ---------          ---------
STOCKHOLDERS' EQUITY (DEFICIT):
  Capital stock - $.01 par value; 51,000,000
   shares authorized, 39,920,607 and 39,207,664
   issued and outstanding in June 1996 and
   Sept.1995 respectively                        399,206            392,076
  Additional paid-in capital                  18,302,945         18,014,854
  Accumulated Deficit                       (11,075,278)       (10,278,162)
                                            ____________       ____________
              Total stockholders' equity       7,626,873          8,128,768
                                            ------------       ------------
                  TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY       $ 9,544,589         $9,710,742
                                            ============       ============

See accompanying notes.

                            CHEUNG LABORATORIES, INC.


                             STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED June 30, 1996 (UNAUDITED),
                            AND June 30, 1995 (AUDITED)


                                                    June 30,      June 30,
                                                      1996          1995


REVENUES:
 Hyperthermia sales and parts                       $ 31,277      $ 36,008
 Consulting service and repairs                            0             0
Returns and allowances                              (60,000)         1,360
                                                    ________      ________
    Total revenues                                    28,723        37,368

COST OF SALES                                              0        15,387

GROSS PROFIT                                          28,723        21,981
                                                      ______        ______

OPERATING EXPENSES:
 Selling, general and administrative                 280,009       413,797
 Research and development                                  0             0

    Total operating expenses                         280,009       413,797
                                                   _________     _________
INCOME FROM OPERATIONS                             (308,732)     (391,816)

OTHER (EXPENSE) INCOME                                    17         7,468

INTEREST EXPENSE                                    (21,388)      (28,573)
                                                    ________      ________

(LOSS) INCOME BEFORE INCOME TAXES                  (330,103)     (412,921)

INCOME TAXES -                                             0             0


NET (LOSS) INCOME                                $ (330,103)   $ (412,921)
                                                 ===========   ===========

EARNINGS (LOSS) PER COMMON SHARE                     $(.008)       $(.010)


                           CHEUNG LABORATORIES, INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY
        FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993 (AUDITED),
             AND FOR THE QUARTER ENDING JUNE 30, 1996 (UNAUDITED)

                                                         Additional
                                        Common Stock       Paid-In
                                    Shares      Amount     Capital      Deficit       Total
Balance at September 30, 1992     15,580,693   155,806    6,342,571    (9,259,124)   (2,760,747)

Retirement of shares               (219,251)                (2,192)          2,192

 Issuance of 538,558 shares of
 common stock as payment of
 indebtedness and for admission
 of a new stockholder                538,558     5,386      421,941                      427,327

 Net loss                                                                 (12,601)      (12,601)
                                  __________   _______    _________    ___________   ___________
Balance at September 30, 1993     15,900,000   159,000    6,766,704    (9,271,725)   (2,346,021)

 Reissuance of shares                219,251     2,193                                     2,192

 Issuance of 2,504,400 shares
  of common stock as payment
  of indebtedness and for
  admission of new stockholders    2,504,400    25,044    1,261,363                    1,286,407

  Net income                                                               390,880       390,880
                                  __________   _______    _________    ___________     _________
Balance at September 30, 1994     18,623,651   186,237    8,028,067    (8,880,845)     (666,542)

  Sale of common stock            20,003,000   200,030    9,801,470                   10,001,500

  Issuance of 581,013 shares of
    common stock as payment of
    indebtedness and expenses        581,013     5,810      185,317                      191,127

  Net loss                                                             (1,397,317)   (1,397,317)
                                  __________   _______    _________   ___________   ____________
Balance at September 30 1995      39,207,664  $392,076  $18,014,854  $(10,278,162)    $8,128,768

  Issuance of 160,000 shares of
   common stock for admission
   of new stockholders               160,000     1,600      113,400                      115,000

  Net loss                                                               (260,653)     (260,653)
                                  __________   _______  ___________  _____________    __________
Balance at December 31, 1995      39,367,664   393,676  $18,128,254  $(10,538,813)    $7,983,115

  Issuance of 135,000 shares of
   common stock for admission
   of new stockholders and
   options exercised                 135,000     1,350       19,900                       21,250

  Net loss                                                               (206,361)     (206,361)

Balance at March 31, 1996         39,502,664   395,026  $18,148,153  $(10,745,175)    $7,798,005

  Issuance of 417,943 shares
   of common stock                   417,943     4,179      154,792

  Net loss                                                               (330,103)     (330,103)
Balance at June 30, 1996          39,920,607   399,205   18,302,946   (11,075,279)   (7,626,872)

                          CHEUNG LABORATORIES, INC.
                           STATEMENTS OF CASH FLOWS
                  FOR THE QUARTER ENDED JUNE 30, 1996 (UNAUDITED)
                    AND YEAR ENDED SEPTEMBER 30, 1995 (AUDITED)



                                                 June 30,      September 30,
                                                   1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                              $(330,103)      $(1,397,317)
 Noncash items included in net (loss) income:
    Depreciation and amortization                    3,559            13,922
    Bad debt expense                                   313           180,539
    Loss on write-off of inventory                     -                -
    Forgiveness of debt                                -                -
    Common stock issued as wages                       -             108,926
    Equity in loss of Ardex Equipment L.L.C.                          17,009
 Net changes in:
    Accounts receivable                                              208,680
    Inventories                                    (1,887)          (80,478)
    Prepaid expenses                                   -             (5,875)
    Other current assets                               -            (25,551)
    Accounts payable -trade                       (50,332)            15,299
    Accrued liabilities                            103,093            24,803
    Accrued compensation                            29,641            51,423
    Accrued professional fees                       47,924         (174,606)
    Deferred revenue                                   -             105,531
    Accrued interest - related party                20,288            84,889
    Accrued interest - other                           -            (41,163)
      Net cash provided (used) by operating
        activities                               (177,504)           913,969

CASH FLOWS FROM INVESTING ACTIVITIES -
   Investment in Ardex Equipment L.L.C.                -           (500,000)
   Purchase of property and equipment                  -             (5,183)
   Funds invested - investment contract                -           (700,000)
   Funds returned - investment contract                -              50,000
      Net cash provided (used) by investing
        activities                                     0         (1,155,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of stock issuance                      158,971         2,001,500
   Payment on note payable                        (52,500)          (24,000)
                                                 _________       ___________
      Net cash (used) provided by financing
        activities                                 211,471         1,977,500

NET (DECREASE) INCREASE IN CASH                     33,967          (91,652)

CASH AT BEGINNING OF PERIOD                          5,340            98,890
                                                 _________       ___________
CASH AT END OF PERIOD                           $   39,307          $  7,238

Note 1.  Notes Payable-Related Parties

    Notes payable to related parties as of June 30, 1996 are comprised of the following:

                                                                    1996

Term note payable to CEO, accruing interest at 10%
 per annum                                                         42,669

Term notes payable to CEO, accruing interest at 12%
 per annum                                                         85,000

Demand note payable to relative of CEO accruing
 interest at 12% per annum                                         36,041

Demand note payable to related party for remainder of
 funds borrowed for discontinued project, note bears
 interest at 12% per annum                                         53,725

Term notes payable to interested parties of the
 Company accruing interest at 9 to 12% per annum                  222,250

Term note payable to officer and stockholder of the
 Company accruing interest at 10% per annum payable
 in monthly payments of $2,000, beginning
 January 1, 1996. The note is secured by all accounts
 receivable and general intangibles of the Company.                50,000
                                                              -------------
                                                                  489,685
             Less current portion                                 469,685
                                                              -------------
             Long-term portion -due in 1997                      $ 20,000


 Interest accrued on these notes amounted to $401,930 at June 30,1996.

Note 2.  Other Accrued Liabilities

         Other accrued liabilities at June 30, 1996 consisted of:

                     Accrued miscellaneous expense                 49,539
                     Payroll taxes payable                          2,144

                     Loan                                         103,000
                                                             --------------
                                                                $ 154,683
    Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


           A. THE COMPANY'S BUSINESS AND PRODUCT DEVELOPMENT

               The Company's Business

     Cheung Laboratories, Inc. ("CLI" and/or the "Company") is a public corporation in the USA whose stock is traded on the NASDAQ Bulletin Board(symbol CGLB). The Company was started as Cheung Associates, Inc. and incorporated in the State of Maryland in 1982.

     Until 1994, CLI was engaged solely in the business of developing, manufacturing and marketing medical equipment worldwide. The Company manufactures and designs high technology microwave hyperthermia systems for the treatment of cancer, benign prostatic hyperplasia ("BPH") and other prostatic diseases. In November 1989, the U. S. Government Food and Drug Administration ("FDA") awarded a premarket approval ("PMA") for CLI's Microfocus 1000 cancer treatment system to be used in conjunction with radiation treatment. The PMA allows hospitals and clinics reimbursement rights from insurance companies, including Medicare, for treatments using the Microfocus 1000 in the USA. CLI's manufacturing facility has received a Good Manufacturing Practices certification ("GMP") granted by the FDA for the manufacturing of medical equipment.

     CLI started marketing and selling the Microfocus line of hyperthermia systems in Asia in 1986 and, to date, has developed an extensive network of contacts in Asia, the largest number being in China and Hong Kong. In 1994 CLI implemented a business plan it developed in 1993 to create an industrial division to manufacture and market products using its Asian connections and to diversify its business from what was exclusively a medical business. CLI sought to secure a strategic partner/investor to enter into the rapidly expanding Asian markets.

     In the first quarter of 1995 CLI secured a strategic partner/investor when Mr. GAO Yu Wen entered into a Subscription Agreement with the Company to invest a total of $10 million in the Company in the form of cash and property. Mr. GAO is a citizen of the People's Republic of China and owns businesses in China, Hong Kong and Macau. Mr. GAO serves as Deputy Director of the
Economic Committee of the City of Zhongshan in Guang Dong Province in South China, the most active economic growth area in China. In his position as Deputy Director of the Economic Committee, Mr. GAO oversees the activities of approximately 120 factories and businesses in the Zhongshan area. The connections which CLI has in Zhongshan and South China provide access to a diversified base of products, low-cost manufacturing and technology facilities that CLI plans to selectively utilize to increase the Company's product diversity and earnings capability.


    The activities of 1995, have laid the groundwork for CLI's 1996 business and product development plans. CLI will focus on CLI's Medical Division and its new Industrial Division.

 I. Medical Division

    CLI's hyperthermia machines utilize hyperthermia as a source of heat therapy. Heat therapy has been used in medicine since antiquity. In modern hyperthermia, a controlled heat dose is targeted to treatment sites using focused microwave energy for therapeutic benefits. Two widely accepted uses of hyperthermia are for the treatment of cancer and the treatment of Benign Prostatic Hyperplasia ("BPH"), a genitourinary disease associated with the benign growth of the prostate in older males. The non-toxic, surgery-free and pharmaceutical drug side-effect free nature of hyperthermia treatments makes hyperthermia an attractive treatment choice, but a relatively new choice available to patients.

    Hyperthermia is effective in treating cancerous tumors because cancerous tumors cannot effectively withstand the increased temperatures brought about by the hyperthermia treatment, while normal tissue can withstand the higher temperatures. This occurs because cancerous tissue has poor blood circulation, so its capacity to dissipate heat is less than normal tissue. Used as an adjunct to surgery, hyperthermia is used to decrease tumor mass and thereby facilitate its removal surgically. As an adjunct to radiation therapy, hyperthermia has been shown to be most effective where radiation therapy is least effective in the central area of cancerous tumors, where there is poor blood circulation. Hyperthermia has also been shown to enhance the effectiveness of certain forms of chemotherapy. In the case of both radiation therapy and chemotherapy, hyperthermia may permit lower dosages, and therefore fewer side effects.

    Hyperthermia can be administered to various anatomical sites. It can be administered locally, regionally, or to the entire body. Local hyperthermia treatment may be invasive (internal) or non-invasive (external). Invasive heating techniques, in turn, may be interstitial (via implants into body tissue) or intracavitary (via natural bodily orifice). Regional hyperthermia treatment is primarily non-invasive, via external beam radiation. Hyperthermia treatment of the entire body is an extremely complicated procedure.

    Products and Proprietary Information

             Microfocus 1000

    CLI's Microfocus 1000 is FDA approved for the treatment of cancer in conjunction with radiation therapy. The Microfocus 1000 is manufactured from various components provided by suppliers. Some of the components are modified by the Company or by the manufacturer at the Company's direction. The Company considers there to be proprietary trade secret knowledge involved in the manufacture of some of the components of the Microfocus 1000 and in the assembly of the components to form the Microfocus 1000. The Company has taken what it considers appropriate steps to safeguard that trade secret information. The Company does not have patents on any of the components of the Microfocus 1000 or on the complete Microfocus 1000.

    The Company continues to enhancement and update its hyperthermia equipment. Towards this end, for the past three years, the Company has collaborated with investigators/researchers from Massachusetts Institute of Technology ("MIT") on a patented technology developed by MIT originally for use in radar systems in space. The technology allows for the development of new microwave hyperthermia systems providing effective, non-invasive, non-toxic and side-effect free treatment for breast cancer and other diseases. The Company is now devoting its efforts to successful commercialization of the MIT technology. The Company currently has an exclusive option with
MIT for the technology and is working towards a final agreement.   If the
Company is successful in commercializing the MIT technology, the Company believes that it will become a global leader in the business of therapeutic hyperthermia equipment.

    The Microfocus 1000 system for cancer treatment performed better in the FDA clinical trials than competing machines, but all hyperthermia systems have been subject to the same technological deficiency. The systems often fail to deliver focused and repeatable heating to targeted tumor sites. Unfocused heating leads to inadequate heating at the tumor site and also tends to create surface and isolated hot spots outside of the tumor areas, potentially leading to pain, undesirable burns and blisters. As a result, hyperthermia treatments using current commercially available systems are quite often ineffective.

    The MIT technology, which the Company is acquiring, remedies this problem by allowing adaptive focusing of microwave energy within the center of tumors on a repeatable basis and at the same time eliminating surface heat and hot spots. The system employing the MIT technology represents the unique focusing array technology which many hyperthermia experts worldwide recognize as the technology breakthrough necessary to remedy the existing problems.

    Based upon the technology, the Company has built a working prototype configured as a dedicated breast cancer treatment hyperthermia system. Preclinical evaluations in test phantoms have demonstrated that this novel approach works and for CLI to continue towards commercialization of this technology. In addition, preliminary testings also confirms the technology is suitable for other configurations for the treatment of deep seated tumors.


         BPH Systems

    In addition to the FDA approved Microfocus 1000, in 1991 CLI designed the MICROFOCUS line of hyperthermia/thermotherapy BPH systems for the treatment of BPH. BPH is a benign growth associated with aging which causes the prostate gland to enlarge and the growth can block the flow of urine. Until the introduction of hyperthermia as a treatment, surgery or drugs were the main forms of treatment for BPH. Hyperthermia offers an outpatient treatment for BPH which is safe, does not have the side effects of drugs or the dangers of surgery.

    The three BPH systems are the Microfocus Maxi, Model 100C and the Model
100. These systems are presently being manufactured via a joint venture in Canada and sold through CLI's distribution network.

    CLI is conducting preclinical evaluations on its BPH systems to obtain data for the filing of an IDE (Investigational Device Exemption) with the FDA to allow restricted sales of systems to hospitals in the USA. This procedure is required to place the BPH system in USA hospitals and gather clinical data for safety and efficacy demonstrations. Such demonstrations are necessary to obtain a PMA from the FDA for commercialization in the USA. The USA remains the largest untapped marketplace for the BPH system.

    On May 6, 1996 the FDA announced at the American Urological Association
(AUA) meeting in Orlando, FL, it has approved the first microwave based prostate treatment device manufactured in France called the Prostatron, based on its studies showing it may help 75% of patients. This development has created new excitement and interest in the BPH marketplace both in the USA and abroad. CLI believes that its business will benefit from this increased level of interest.

    Regulatory Considerations

    In the USA, the FDA regulates the sale and use of medical devices, which includes the Company's hyperthermia system Microfocus 1000. A company introducing a medical device in the USA must go through a two-step process. The company must first obtain an IDE from the FDA. An IDE permits a manufacturer to deliver its equipment to hospitals, clinics and private physicians for clinical research purposes to generate clinical data to demonstrate the safety and effectiveness of the device through controlled study. The second step is to obtain PMA from the FDA in order to commercially market the medical device. Obtaining PMA requires that clinical data be generated to demonstrate the safety and effectiveness of the medical equipment. This process is time consuming and expensive. Obtaining PMA is a significant barrier to entry in the hyperthermia industry. Firms which lack PMA face significant impediments to the successful marketing of their hyperthermia equipment, because under applicable regulations customers can obtain reimbursement from Medicare, Medicaid and health insurers only for treatment with products that have PMA.

    The Federal Communications Commission (FCC) regulates the frequencies of microwave and radio-frequency emissions from medical and other types of equipment to prevent interference with commercial and governmental communication networks. The frequency of 915 MHZ has been approved by the FCC for medical applications and machines utilizing that frequency do not require shielding to prevent interference with communications. Surface treatment hyperthermia machines, including the Company's Microfocus 1000, utilize the 915 MHZ frequency.

    In December 1984, the Health Care Financing Administration (HCFA) approved reimbursement under Medicare and Medicaid for hyperthermia treatment when used in conjunction with radiation therapy for the treatment of surface and subsurface tumors. At this time, most of the large medical insurance carriers in the United States have approved reimbursement for such hyperthermia treatment under their health policies. Hyperthermia treatment administered using equipment which has received PMA is eligible for such reimbursement.

    The Company and its facilities are subject to inspection by the FDA at any time to insure compliance with FDA regulation in the production and sale of medical products. The Company believes that it is substantially in compliance with FDA regulations governing the manufacturing and marketing of medical devices.

    New Product Development

    The Company continues to refine and upgrade the components of its Microfocus 1000 hyperthermia machine and to pursue the use of hyperthermia in the treatment of various diseases. The Company is now working on several projects to broaden the market for its hyperthermia equipment. These projects are now in the development stage and are expected to be completed within six months, if they can be successfully completed.

    Competition

         Hyperthermia For Cancer

    The Company believes that there are at least six other domestic firms producing, or designing and intending to produce, hyperthermia systems, as well as a number of foreign firms. Of those firms, at least four have obtained PMA for their machines and several have obtained IDE for their machines. As acceptance of hyperthermia as a cancer treatment increases, the Company expects the competition will also increase. The hyperthermia industry is one of rapid technological change. There can be no assurance that systems or technologies superior to that of the Company will not be produced.

         Hyperthermia For Prostatic Diseases

    The Company believes there are as many as 10 companies in the USA and as many as 15 companies worldwide which are planning or already active in this marketplace.


 II.     Industrial Division

    To address the slow development of the hyperthermia market, the Company initiated a significant change in its business plan to develop additional products, to diversify its business utilizing its contacts in China, and to expand its sales of hyperthermia products worldwide. The Company has worked with several potential investors who have expressed a significant interest in the Company and that process came to a conclusion in February 1995 when the Company entered into a funding agreement with Mr. GAO Yu Wen to purchase 20,000,000 shares of the Company's common stock for an aggregate purchase price of $10,000,000. The first $2,000,000 of this funding was paid to the Company in February and March of 1995.

    The Company's first project is to initiate a cosmetics and fine chemical business for manufacture and sale of these products in China. The Company will obtain one or more joint venture partners who are in the cosmetics and personal care areas of business and desire to do business in China. The Company will be able to make available to its joint venture partner(s) cosmetic and fine chemical production facilities in China which have a license to manufacture and market cosmetic and personal care products throughout China. Major cosmetic companies are initiating construction projects in China to build manufacturing capacity for cosmetic and personal care products to be sold within the domestic China market, the largest potential market for such products in the world. As a result of the Company's relationship with Mr. GAO, the Company is in a position to make cosmetic manufacturing capacity available to joint venture partners, representing a very significant cost saving to the joint venture partners in terms of construction expenses and lead time in both construction and obtaining necessary licenses.

    Mr. GAO is a citizen of China and owns businesses both in China and Hong Kong. Mr.GAO serves as Deputy Director of the Economic Committee of the City of Zhongshan. Zhongshan is located in Guang Dong Province in South China, the most active economic growth area in China. To complete the funding of Mr. GAO's $10,000,000 investment in the Company, in July 1995 Mr. GAO transferred a 9.5% interest in the Aestar Fine Chemical Incorporation Limited Company ("Aestar") to the Company. Aestar is in the cosmetic and fine chemicals business and had sales in excess of $50 million U.S. for 1994. The Company believes that the acquisition of this interest in Aestar will allow it to receive dividend income from Aestar and also accelerate its business plan to be involved in the manufacture and sale of cosmetics and fine chemical products in China with joint venture partners. Aestar is located in the City of Zhongshan and is 70% owned by the City of Zhongshan and 30% owned by private parties. The Company believes that implementation of joint venture projects, principally through Aestar, will enable it to capitalize on its close contacts with China and develop a steady revenue base to support the Company in industrial projects.


            B.    ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

    Background and 06/30/96 Quarter Results

    On June 10, 1996 the company announced, it has reached an agreement to repurchase 16 million shares of its outstanding common stock by rescinding its 9.6% ownership in Aestar Fine Chemical Incorporated Limited ("Aestar") and to repurchase an additional 4 million shares at $0.55 per share from Mr. Gao Yu Wen. The total 20 million share transaction, which is to be consummated with payment of $2.2 million to Mr. Gao by November 30, 1996, represents the repurchase of approximately 51% of the outstanding common shares of the CLI.

On March 31, 1996, there were 39,502,664 shares of common stock outstanding. The 16 million share redemption associated with rescinding the Registrant's 9.6% interest in Aestar was effected under the agreement and the 16 million shares will be retired when CLI completes the transactions by paying Mr. Gao $2.2 million for the remaining 4 million shares in the transaction.

On July 31 1995, the Registrant announced it had sold a controlling interest to Mr. Gao in order to position the Registrant to enter into the large Chinese personal care market through Aestar and to capitalize upon the businesses and business contacts of Mr. Gao. Mr. Gao, a businessman with companies in China, Hong Kong and Macau, also serves as Deputy Director of the Economic Committee of the City of Zhongshan, Guangdong Province, China
(PRC). Because of recent health problems, Mr. Gao will not be able to fulfill his desires to open business opportunities for the Registrant and develop an ongoing business with Aestar. Therefore, Mr. Gao and the Registrant have mutually agreed to end their relationship. This step will allow the Registrant to focus its resources on its core business, which is the design, manufacturing and sale of microwave therapy devices for cancer and prostatic diseases.

On June 12, 1996, CLI entered into an exclusive license agreement with Massachusetts Institute of Technology (MIT) for the commercialization rights to a proprietary patented Adaptive Phased Array (APA) technology to be used in conjunction with The Registrant's hyperthermia systems for the treatment of cancer.

This innovative proprietary technology was originally developed by MIT for use in microwave radar systems for the Department of Defense. The
Registrant believes the use of APA technology with the Registrant's hyperthermia systems represents a major breakthrough in the non-invasive treatment of cancer. A patent has been granted for the use of APA hyperthermia systems for non-invasive breast cancer treatment. Patents have also been granted for use of APA hyperthermia systems for the non-invasive treatment of deep seated cancer tumors. The APA technology overcomes the major technological problems of current hyperthermia systems, which are the inability to focus on a repeatable and reliable basis and the inability to eliminate undesired hot spots. With the MIT-APA technology, the Registrant will be in a position to market a complete line of state of the art, clinically effective and side-effect free hyperthermia cancer treatment systems for breast cancer, prostate cancer, and deep-seated tumors in the brain, liver and lungs. The Registrant and MIT have been working for over four years in the antenna design, system development and preclinical evaluation of the APA technology used with microwave hyperthermia systems. The initial company effort will be on the development of a dedicated breast cancer treatment system that integrates APA with the Registrant's Microfocus 1000 microwave hyperthermia system. The Microfocus 1000 has been approved by the Food and Drug Administration (FDA) to be used in conjunction with radiation for cancer treatment. Adding APA to the Microfocus 1000 will require clinical studies before marketing and sales in the U.S.A. A working prototype has been completed with encouraging preclinical results. Studies have shown hyperthermia is effective by significantly improving the clinical responses of both radiation therapy and chemotherapy in cancer treatment.
By itself, hyperthermia reduces the size of tumors.

With the re-focussing of our business and eliminating our industrial division, on August 2, 1996 CLI entered into a binding letter of intent concerning the rescission of CLI's investment in Ardex Equipment, LLC.

        Funding of the Company and New Products

    CLI is refocussing on its core technology and plans to capitalize upon the recent interest in the use of microwaves for the treatment of both cancer and prostatic diseases. In addition, with the recent acquisition by CLI of certain patented technology from MIT, CLI believes it is well
positioned to capitalize on this new emerging marketplace.   CLI has entered
into an agreement with a financial advisor to help with the funding of our hyperthermia business. CLI has partially completed a senior secured convertible loan offering for the amount of $1.2 million to fund the development of our hyperthermia business.

    Revenues from the hyperthermia business are currently small due to the substantial decline in the hyperthermia market over the past several years, however CLI believes as the technology improves and the use of microwave heating become more accepted, the market for our products will increase. Company is actively working on two projects which would be very beneficial to the hyperthermia business if either or both could be successfully implemented. The Company anticipates that it will take approximately six months for these projects to reach the point of development where the Company will be able to ascertain if they will be successful in increasing the profitability of the hyperthermia business. At this time the Company seeks to maintain its position in the hyperthermia market.

    As of this date, the Company has not received any dividends for its investment in Aestar and has been in discussions with related parties to resolve the matter.

    Relisting of Company Stock for Electronic Trading

    The combination of Mr. GAO's equity investment in the Company and the conversion of debt to equity has significantly addressed the Company's
previous negative   net worth problem.  As of September 30, 1995, the
Company has net equity of $8,128,768. This equity will provide the asset base for the Company to meet the equity requirements to be relisted for electronic trading on NASDAQ and other exchanges. The Company is working diligently to have its stock relisted for electronic trading on NASDAQ and any other appropriate exchanges.

         Change in Fiscal Year End from September 30 to December 31

    The Board of Directors has amended the By-Laws of the Company to change the fiscal year end from September 30 to December 31. This change has been made effective December 31, 1995. Implementation of the Company business plan will required that the Company become a majority shareholder in the
Unisol business and Unisol is on a calendar year end.   Therefore, it will
be necessary for the Company to be on a calendar year end in order to consolidate the financial results of operations of Unisol with the Company. Furthermore, the Company anticipates being affiliated with other entities in carrying out its business plan and the Board of Directors believes it will be necessary for the Company to have a calendar year end in order to implement the Company's business plan as smoothly as possible.

                               PART II

Item 1.  Legal Proceedings

    The Company is not presently a party to any litigation, nor to the knowledge of management is any litigation threatened against the Company, which may materially affect the operations of the Company. In the normal course of business, the Company may be subject to warranty and product liability claims on its hyperthermia equipment.


Item 2.  Changes In Securities

    There have been no changes in the stock of the Company during the fiscal quarter ending 6/30/96 other than the issuance of shares as noted in the Statement of Stockholders' Equity table..

Item 3.  Market For The Registrant's Common Stock and Related Matters

    The Company's $0.01 par value common stock is traded over-the counter and until March 5, 1987, was quoted on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") under the symbol CGLB. Since March 5, 1987, the common stock continues to be traded through the "pink sheets". NASDAQ delisted the Company's common stock because the Company's net worth went below the minimum criteria set by NASD. There were approximately 2600 holders of record of the common stock as of June 30, 1996. The Company has never paid cash dividends on its stock and does not expect to pay any cash dividends in the foreseeable future.


Item 4.  Submission Of Matters To A Vote Of Security Holders

    No matters have been submitted to a vote of security holders during the fiscal quarter ended 6/30/96.


Item 5.  Exhibits and Reports on Form 8-K

    8-K filings June 10, 1996 and June 12, 1996 as described in Analysis of Financial Condition and Results of Operations

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CHEUNG LABORATORIES, INC.

Augustine Y. Cheung
President and CEO