Form 10-K
period 1996-09-30
CHEUNG LABORATORIES INC
filed 1996-12-12
CIK 749647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended September 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________to _________

Commission file number 2-93826-W

                            CHEUNG LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)

            Maryland                                   52-1256615
   State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization

          10220-I Old Columbia Road
             Columbia, Maryland                        21046-1705
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (410) 290-5390
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
  Common Stock, par value $.01 per share
  --------------------------------------
            (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of November 22, 1996, 25,206,360 shares of the Registrant's Common Stock were issued and outstanding. As of November 22, 1996, the aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $7,977,252 based on the average of the closing bid and asked prices for the Registrant's Common Stock as quoted NASD OTC Bulletin Board.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the following documents are incorporated by reference in this Report on Form 10-K: None.

                                     PART I

ITEM 1.  BUSINESS

The Company

Overview

         Cheung Laboratories, Inc. ("CLI" or the "Company") was incorporated in the State of Maryland in 1982 under the name A.Y. Cheung Associates, Inc. The Company changed its name to Cheung Laboratories, Inc. on June 31, 1984. CLI is engaged in developing and marketing minimally invasive medical devices and systems utilized in the treatment of cancer and in the treatment of genitourinary diseases associated with benign growth of the prostate in older males, the most common being benign prostatic hyperplasia ("BPH"). The Company has recently acquired the right to use technologies which the Company believes have the potential to significantly enhance the capabilities of both its cancer and BPH treatment systems.

         The Company's current cancer treatment system is the Microfocus 1000, which is designed to increase the efficacy of existing cancer treatment modalities, including external beam radiation, interstitial radiation, brachytherapy and chemotherapy. The Microfocus 1000 utilizes proprietary microwave technology to preferentially heat the cancerous area to a temperature sufficient to cause cell death in the cancerous cells. Because healthy cells are not as susceptible to heat as cancerous cells, they can survive the thermotherapy. The treatment is currently utilized primarily on surface cancers. The Microfocus 1000 also utilizes licensed patented technology which the Company calls Direct Coupling Technology ("DCT"). The DCT allows the Microfocus 1000 to air cool the body surface while applying the heat. The Microfocus 1000 has Food and Drug Administration ("FDA") premarket approval ("PMA") and has been marketed by the Company since 1989.

         The Company recently acquired an exclusive license to use three patents involving a technology known as Adaptive Phased Array ("APA") from the Massachusetts Institute of Technology ("MIT"). APA technology was originally developed for use in microwave radar systems for the U.S. Department of Defense to track targets and to nullify the energy beam from enemy jamming equipment. The Company is incorporating the APA technology into a device based on the current Microfocus 1000 which is currently designated as the Microfocus APA (the "Microfocus APA"). Based upon information currently available, the Company believes the Microfocus APA will allow focusing microwave heat on target tumors inside the body and will nullify undesired heat induced in healthy tissue. The current thermotherapy systems, including the Microfocus 1000, are useful only on superficial cancers. The Microfocus APA will allow thermotherapy treatment to be administered to malignant tumors deep within the body such as lung, pancreatic, breast and prostate cancer. It will be minimally invasive in that one or more thin catheters will be inserted into the tumor and surrounding area to facilitate the placement of sensors and a temperature probe. The sensor acts as a guidance center which generates feedback signals to the system to make adjustment in order to maintain the focus of heat within the tumor even if a patient moves his or her position. The temperature probe maintains proper temperature within the tumor and surrounding areas. The Company is in the engineering stage to develop the commercial applications of the APA technology. The Company is required to seek an investigational device exemption ("IDE") from the FDA to begin patient studies in the United States. Data from such studies will used to seek PMA which must be received prior to commercial distribution of the Microfocus APA in the United States.

     The Company's BPH systems currently include the Microfocus 800, 500C, 100C and 100 (collectively "Microfocus System") which are all designed to treat BPH. The Microfocus 800 is the most current design and is targeted for use by private urologists in their offices. The procedure utilizes a non-surgical catheter-based therapy that incorporates proprietary microwave technology and is designed to preferentially heat diseased areas of the prostate to a temperature sufficient to cause cell death in those areas. The Company does not have an IDE or PMA on the Microfocus System and it is therefore not currently available for commercial distribution in the United States. The Microfocus System is manufactured in Canada and is approved for export from Canada.

         The Microfocus System is a thermotherapy system which utilizes transurethral and transrectal applicators to deliver heat directly to diseased portions of the prostate. CLI has conducted preclinical evaluations on its Microfocus System and is now waiting for protocol from its principal investigator to obtain data for the filing of an IDE with the FDA to allow restricted sales of systems to hospitals in the United States. This procedure is required to place the Microfocus System in hospitals within the United States and gather clinical data for safety and efficacy demonstrations. Such demonstrations are necessary to obtain a PMA from the FDA for commercialization in the United States. The Microfocus System is currently sold outside of the United States.

         The Company has recently acquired by license patented compression technology from MMTC, Inc. ("MMTC") which is being incorporated into a device to be utilized with the catheter used in the Microfocus System. The device consists of a microwave antenna combined with a balloon mechanism which expands to compress the walls of the urethra as the prostate is heated. The Company is in the engineering stage to develop a commercial application of the technology. The device will require the Company to seek an IDE and PMA from the FDA prior to any commercial sales of the device in the United States.

         The Company's objective is to establish itself as a leader in the design, development, and marketing of clinically effective minimally-invasive thermotherapy solutions for the treatment of cancer and for urological disorders. To date, the Company has focused on marketing current products and, other than for the Microfocus 1000, has not had the capital to seek governmental approvals and complete commercialization of its technology. The focus will now be expanded to integrate new technology recently acquired by the Company to significantly expand the capabilities and market for its products and increase efforts for FDA approval of all products. Key elements to achieve the broadened strategy are to (i) develop products for the oncology market, (ii) focus on the large and growing urology market, (iii) develop new marketing strategies and relationships based upon selling services and sharing treatment revenue, (iv) establish strategic partnerships, (v) maintain technological leadership and protect technology advantages through patents and (vi) seek early regulatory approvals in target markets.

Targeted Illnesses

         The Company's products and potential products seek to treat cancer and BPH.

a. Cancer. Historically, cancer has been treated by surgical intervention, chemotherapy or radiation therapy. The Company's equipment for the treatment of cancer is based upon a microwave thermotherapy system. Thermotherapy (also known as hyperthermia), or heat therapy, has been used in medicine since antiquity. In modern thermotherapy, a controlled heat dose is targeted to treatment sites using microwave and/or other energy for therapeutic benefits. Thermotherapy is effective in treating malignant tumors because these tumors cannot effectively withstand the increased temperatures brought about by the thermotherapy treatment, while normal tissue can withstand the higher temperatures. Because cancerous tissue has poor blood circulation, its capacity to dissipate heat is less than that of normal tissue. As an adjuvant to surgery, thermotherapy is used to decrease tumor mass and thereby facilitate its removal surgically. As an adjuvant to radiation therapy, thermotherapy has been shown to be particularly effective in killing cells which are resistant to radiation therapy. Thermotherapy has also been shown to enhance the effectiveness of certain forms of chemotherapy by killing cells in areas poorly served by the tumor's circulatory system. In the case of both radiation therapy and chemotherapy, thermotherapy may, in time, permit lower dosages and, therefore, reduced side effects.

         Thermotherapy can be administered to various anatomical sites through local, regional or whole body administration. Local thermotherapy treatment may be invasive (internal) or non-invasive (external). Invasive heating techniques, in turn, may be interstitial (via implants into body tissue) or intracavitary (via natural bodily orifice). Regional thermotherapy treatment is primarily non-invasive, via external beam radiation. Whole body thermotherapy has been effectively employed as an adjuvant to chemotherapy, but only by practitioners skilled in the complex techniques which minimize the side affects of the procedure.

         Thermotherapy has been the subject of medical investigation and commercial interest in the United States, Canada, Europe, and Asia for almost 25 years. Because of a well-documented biological rationale for the use of thermotherapy as a tumor-shrinking agent, it was originally greeted with great optimism by oncologists. This optimism was founded on many published reports that thermotherapy enhanced the effectiveness of radiation by killing cells exponentially as a function of temperature at temperatures greater than 42 degrees celsius maintained for certain minimal time periods, and selectively killing S-phase and other radiation-resistant cells. Thermotherapy was also found to enhance the effectiveness of chemotherapeutic agents through a variety of mechanisms including increase in drug uptake, inhibition of repair mechanisms, and temperature-dependent increases in drug activity.

         The results of early clinical trials in the United States, however, have been disappointing due to the lack of effective equipment. Most of the equipment used in the past to heat the tumors was crudely designed. In many instances, the equipment was thought to be able to heat large deep-seated tumors when only small superficial tumors could in fact be heated.

         Due to the initial hope associated with the use of thermotherapy to treat cancer, many companies attempted to develop thermotherapy systems. Early developers of thermotherapy equipment conducted phase III randomized studies in the United States. These trials became known as the Radiation Therapy Oncology Group 81-04 study (the "RTOG Study"). The results of the RTOG Study published in 1989 showed no clear treatment benefits when combining thermotherapy and radiation therapy as compared to the radiation therapy alone. These study results had a negative effect on thermotherapy use and research. Until the recent publication of numerous European clinical trials reporting the effectiveness of the thermotherapy as an adjuvant therapy to radiation, the RTOG Study proved to be a difficult barrier to companies attempting to win market acceptance for their FDA- approved thermotherapy devices. Despite the negative RTOG Study, thermotherapy is currently used on a limited basis at oncology centers in the United States, primarily for the treatment of superficial cancer.

         In contrast to the use of thermotherapy in the United States, the use of thermotherapy in Europe and Asia is more widespread both commercially and clinically. Since 1993, numerous randomized clinical trials have reported that:

         o thermotherapy combined with radiation therapy doubles the tumor complete response compared to radiation therapy alone; and

         o thermotherapy combined with chemotherapy doubles the tumor complete response compared with chemotherapy alone.

Unlike radiation therapy or chemotherapy, which are highly toxic treatment modalities, thermotherapy is relatively innocuous. For this reason, thermoenhanced combination therapies are associated with little or no additional patient morbidity or side effects. Nevertheless, the fundamental shortcoming of existing thermotherapy equipment is the same everywhere: the inability to achieve focused heating of deep tumors while sparing adjacent and intervening normal tissue and skin. Despite 25 years of effort by engineers and clinicians, the problem of targeting the cancerous tumor with the therapeutic agent (heat) has not advanced far beyond what was possible at the beginning of the thermotherapy "era." For this reason, the Company believes that the combination of the thermotherapy treatment and the APA focusing technology for heating of deep tumors constitutes a significant advance in the use of thermotherapy as a cancer treatment.

b. Benign Prostatic Hyperplasia. BPH is a non-cancerous urological disease in which the prostate enlarges and constricts the urethra. Symptoms associated with BPH affect the quality of life of millions of sufferers worldwide and BPH can lead to irreversible bladder or kidney damage. The prostate is a walnut-size gland surrounding the male urethra that produces seminal fluid and plays a key role in sperm preservation and transportation. As the prostate expands, it compresses or constricts the urethra, thereby restricting the normal passage of urine. This restriction of the urethra may require a patient to exert excessive bladder pressure to urinate. Since the urination process is one of the body's primary means of cleansing impurities, the inability to urinate adequately increases the possibility of infection and bladder and kidney damage.

         Because BPH is an age-related disorder, its incidence increases as the population ages. As many as 27 million men between the age of 50 and 80 in the United States alone suffer from BPH. As the population continues to age, the number will continue to increase dramatically. Current estimates are that by the age of 55, fifty percent of all men, and by 80, eighty percent of all men will have BPH.

         Like cancer, BPH historically has been treated by surgical intervention or by drug therapy. As BPH progresses, the urethra passing through the prostate constricts making urination difficult. The primary surgical treatment for BPH is transurethral resection of the prostate ("TURP"), a procedure in which the prostatic urethra and surrounding diseased tissue in the prostate are trimmed, thereby widening the urethral channel for urine flow. While the TURP procedure typically has been considered the most effective treatment available, the procedure has many shortcomings which undermine its value. A significant number of patients who undergo TURP encounter significant complications. These complications can include painful urination, infection, impotence, incontinence and excessive bleeding. Furthermore, the cost of the TURP procedure is also very high, ranging from $8,000 to $12,000. Medicare alone spent $1 billion to cover TURP procedures last year. This high cost also fails to reflect the cost of lost work time and reduction in quality of life. Finally, the TURP procedure is time consuming, requiring hospitalization for up to three days.

         Other less radical surgical procedures are available in addition to the TURP procedure. Interstitial RF Therapy and Laser Therapies employ concentrated radiofrequency waves or laser radiation instead of a surgical knife. There is minimal bleeding and damage to the urethra associated with these procedures. However, the side effects and costs associated with surgery still remain.

         Drug therapy has emerged as an alternative to surgery in the last several years. There are several drugs available for BPH treatment, the two most widely prescribed drugs being Hytrin and Proscar. Hytrin works by relaxing certain involuntary muscles surrounding the urethra, thereby easing urinary flow and Proscar is intended to actually shrink the enlarged gland. Drugs, however, offer only modest relief and cost hundreds of dollars per year. In short, neither the surgical nor the medicinal treatments available for BPH provide satisfactory, cost-effective solutions to BPH.

         With the limited effectiveness of BPH drugs and the cost and potential side effects associated with surgery, the Company believes thermotherapy provides a better alternative for the treatment of BPH. The Company further believes the percentage of men with moderate to severe symptoms of the disease who seek treatment will increase in the future as a result of increased consumer knowledge of the disease and the development of treatments with less severe complications and side effects than traditional treatments.

Cheung Laboratories Approach.

         Cancer Treatment. The Company has received PMA from FDA for the use of the Microfocus 1000 as an adjuvant to radiation therapy for surface and subsurface cancer. The Company's clinical studies submitted to the FDA indicate a better than 86% positive response rate which is the best among all competing systems. However, the Microfocus 1000 still suffers from the limitations of inability to focus deep and surface hot spots at undesirable locations. The
Company   intends  to  utilize  the  licensed  APA  technology  to  improve  the performance of the Microfocus 1000. With added hardware and software, the Company is in the development stage of a thermotherapy system capable of focusing accurately and delivering repeatable microwave energy to induce hyperthermia without undesirable hot spots within surface and subsurface tumors such as breast tumors. With additional antenna and geometric configuration design, and frequency modification, the Company hopes to develop thermotherapy systems for deep seated tumors such as those located in the lung, prostate, rectum, liver and pancreas. The Company now possesses the technology which it believes will lead to the capability to develop and commercialize the next generation of thermotherapy equipment which is capable of overcoming the previous limitations of current thermotherapy systems, thus allowing the realization of minimally invasive, non-toxic and side effect free treatment to cancer.

         BPH Treatment. The Microfocus patented technology further enhances the therapeutic capabilities of the treatment by providing combined therapy of compression and heat. Preclinical studies in phantoms and animal tissues indicate the technology will not only provide long term clinical benefits as in the case of other BPH systems but also immediate symptomatic relief which is also necessary for most BPH patients.

Business Strategy

         The Company's mission is to develop effective and clinically-practical means of applying heat for therapeutic purposes. The Company's initial objective will be the design, development and marketing of microwave-based treatments for urological disorders, cancer and other diseases. The Company believes its depth of experience and its relationship with third parties in technological, manufacturing and marketing matters position the Company to exploit this market. To meet this objective, the Company has identified the following actions upon which the Company will focus its efforts:

         Enhancement of Benign Prostatic Treatments.

         The technology licensed from MMTC allows the design of a catheter which combines tissue compression with thermotherapy for BPH treatment. Such a combination therapy is believed to be synergistically beneficial clinically since compression may provide immediate urine obstruction relief and thermotherapy produces long term symptom relief control resulting from shrinkage of the benign growth. With this new technology, the Company believes that it will be able to offer a new BPH treatment system superior to other commercially available BPH thermotherapy devices.

         Development of Specific Cancer Treatments.

         The Microfocus APA is in the design stage and will be a patented breast cancer thermotherapy system for the purpose of heating both primary ductal tumors in compressed breast tissue as well as recurrent breast cancer (chest wall) tumors. The compressed breast tissue geometry is desirable in a thermotherapy treatment for four primary reasons:

         o compressing the breast tissue to the range of 6 to 8 centimeters requires less penetration for microwaves;

         o        breast  compression  to  a  flat  geometry  allows  a   single
                  applicator design to treat a wide range of breast sizes;

         o standard x-ray imaging techniques can be used with the breast compression to accurately locate the tumor; and

         o patient motion effects which could degrade the thermotherapy treatment are minimized.

         The amount of breast compression can be varied to accommodate patient tolerance. When completed, the Company anticipates that the standard breast-compression thermotherapy system will feature a phased array system using dual-opposed applicators. If marketing studies determine that compression is undesirable, the Company can design a somewhat more costly four-channel phased array system that will deliver deep thermotherapy using an adaptive breast cradle to immobilize but not compress the breast.

         The Microfocus APA will later be modified to incorporate additional patented technology licensed from MIT. This additional technology allows deep-heating thermotherapy. A prototype of this system involving a monopole annular phased array which would surround the patient is presently planned. The adaptive phased array will be used to treat deep-seated tumors in organs like prostate, liver, pancreas, rectum, and cervix. Rings of different sizes will permit thermotherapy for other cancer sites such as the head, neck and limbs.

         In addition, the APA technology will also allow the development of an externally focused minimally invasive treatment system for prostate cancer.

         Develop Technological Partnerships.

         In addition to collaboration with MIT and MMTC, the Company is working with, or anticipates working with various international and domestic institutions to assist in the development and testing of new Microfocus products. There is no assurance that such partnerships will develop.

         Marketing.

         The Company intends to create a marketing and sales strategy to allow it to become the market leader in the business of microwave thermotherapy systems for treatment of cancer, BPH and other diseases. The Company will seek to establish itself as the technology leader in the thermotherapy business and form strategic marketing alliances with other partners to implement its marketing and sales plan worldwide.

         The Company believes its licensed proprietary technology will allow the instrumentation of a new line of thermotherapy systems which will provide significant benefits over existing products. The Company has retained a product design firm in Chicago to coordinate the engineering of initial prototypes and manufacturing of the final products. Working closely with clinicians, scientists and the Company, the product designers will construct working prototypes for clinical trials. The Company anticipates that such prototypes will result in enhanced thermotherapy systems for manufacturing and marketing.

         The Company further believes that with its licensed technologies, the Company can develop clinical thermotherapy treatment systems capable of offering minimally-invasive, effective non-toxic and side effect free treatment which targets only the tumors in patients suffering from cancer, BPH and other diseases. The Company is formulating a sale and distribution strategy based on placements of systems in hospitals and clinics in order to derive profit from sharing of patient treatment revenue.

         In the cancer treatment market, the Company is developing the concept of thermoenhanced combination treatment procedures which combine thermotherapy with radiation therapy and/or chemotherapy. Thermotherapy treatment is used to improve the efficacy of these existing treatments while decreasing system toxicity. The Company plans to place Microfocus 1000 systems, and when available Microfocus APA systems, in treatment centers at nominal costs to the centers themselves and to share in treatment revenue.

         The Company intends to re-engineer its Microfocus System to include the MMTC technology, to create a second generation, versatile and low cost BPH treatment system with the added capability of balloon compression and minimally-invasive temperature sensing. With these new technologies, the Company believes it can obtain governmental approval which will allow it to compete in the new BPH treatment market recently created as a result of the FDA's approval of the first microwave BPH treatment device, as well as the growing market of prostate cancer treatment. The Company plans to market its lines of prostate treatment systems by forming individual joint ventures with private entrepreneurs and urologists to operate prostate treatment clinics. The Company intends to derive most of its revenue from sharing treatment revenue rather than from the initial sale of the systems.

Cheung Laboratories Product Description and Technology.

         Cancer Treatment.

         Microfocus 1000

         The Company's Microfocus 1000 is manufactured at the Company's headquarters from various components provided by suppliers. Some of the components are modified by the Company or by the manufacturer at the Company's direction. The Company considers there to be proprietary trade secret knowledge involved in the manufacture of some of the components of the Microfocus 1000 and in the assembly of the components to form the Microfocus 1000. The Company has taken what it considers appropriate steps to safeguard this proprietary information. Other than its rights to use patents under license, the Company does not have patents on any of the components of the Microfocus 1000 or on the complete Microfocus 1000.

         Competitors of the Company,  particularly  BSD Medical  Corporation and
Labthermics Technologies, Inc., have obtained a number of patents on thermotherapy products. The Company does not believe that the Microfocus 1000 infringes on any valid patents granted to others.

         The Company expects to rely upon trade secrets, unpatented proprietary know-how and technological innovation in maintaining the competitive position of its Microfocus 1000. The Company intends to apply for patent protection for any patentable product it may develop. The Company believes it possesses significant proprietary knowledge relating to its hardware and software that are utilized in connection with the Microfocus 1000. However, there can be no assurance that competitors may not independently develop similar technology or that the Company will be able to maintain the secrecy of its proprietary information. There can also be no assurance that competitors will not claim that the Microfocus 1000 or another Company product infringes on a patent held by such competitor. If an owner of a patent were to assert an infringement of its patent(s) against the Company, and the Company were ultimately determined to be infringing a valid and enforceable patent, and if a license could not be obtained on a reasonable basis from such patent owner or such products could not be re-designed so that they no longer infringed the other patent(s), there could be a material adverse effect on the Company's business.

         The Microfocus 1000 has FDA premarket approval and has been marketed since 1989. For the year ended September 30, 1996, the Company sold 0 Microfocus 1000 systems. Since obtaining the PMA, the Company has sold over 35 Microfocus 1000 systems worldwide.

         Prostatic Treatment.

         BPH Systems

         CLI designed the Microfocus System for the treatment of BPH ("Microfocus Systems"). The four versions of the Microfocus System are the Microfocus Models 800, 500C, 100C and 100. The Microfocus System is presently being manufactured via a joint venture in Canada and sold in Europe and the Far East. For the year ended September 30, 1996 the Company sold four (4) Microfocus Systems, with sales from inception of the Company to date totalling over 75 Microfocus Systems.

         CLI is conducting preclinical evaluations on its BPH systems to obtain data for the filing of an IDE (Investigational Device Exemption) with the FDA to allow restricted sales of systems to hospitals in the USA. The Company is recently received the protocol from its principal investigator which will allow the Company to proceed with its FDA approval efforts. This procedure is required to place the BPH system in United States hospitals and gather clinical data for safety and efficacy demonstrations. Such demonstrations are necessary to obtain a PMA from the FDA for commercialization in the United States.

Patents and Proprietary Rights

     The Company owns no patents. The Company has under license one U.S. patent on the Microfocus 1000, three U.S. patents on the technology underlying the Microfocus APA and one U.S. patent on the technology underlying the improved BPH treatment system. The United States patents licensed to the Company claim methods and devices which the Company believes are critical to providing safe and efficacious treatment for cancer and BPH. One of the MIT patents as well as the BPH patent also have or will have patent protection in a number of foreign jurisdictions, including Canada and selected European nations.

         The patents and the rights under which they are asserted are as follows:

         1. DCT Technology. The Company received an exclusive license to the use of the DCT technology from Haim Bither Cancer Institute ("H.B.C.I."). The DCT technology allows the Company to air cool the area being treated with microwaves. The Company has no further obligations to maintain or preserve its rights to use this patent. The Patent expires on May 31, 1999.

         2. APA Technology. On June 12, 1996, the Company entered into a Patent License Agreement with the Massachusetts Institute of Technology ("MIT"). The terms of the license agreement have since been modified. Pursuant to the license, the Company has the exclusive right to use the technology in breast, head and neck and deep seated thermotherapy of other organs. Assuming certain milestone criteria are met, the license will not expire until 10 years after the first annual sale or use of the licensed technology or June 1, 2008, unless further extended. The Company is obligated to pay a royalty to MIT based principally upon treatment revenue.

     3. BPH Balloon Therapy. On August 23, 1996 the Company entered into a License Agreement with MMTC, Inc. ("MMTC"). Pursuant to the license, the Company has the exclusive worldwide license to use microwave balloon catheters. The license is perpetual unless certain events of default occur. The Company has paid and is obligated to pay royalties and licensing fees. Failure to comply with the payment obligations will allow MMTC to cancel the license.

         There can be no assurance, however, that the patents being licensed will offer any degree of protection from competitors. There can be no assurance that any of the licensed patents or applications will not be challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell products utilizing the patented technologies in the United States or in international markets.

         Other companies have developed or are in the process of developing medical methods and devices to treat BPH and cancer with microwave energy. Several companies have applied for, and in some cases received, patents related to such medical methods and devices. The Company has not received any notices of infringement from any other company.

         The Company also relies on trade secrets and proprietary know-how, which it seeks to protect, in part, through proprietary information agreements with employees, consultants and other parties. The Company's proprietary information agreements with its employees and most of its consultants contain industry standard provisions requiring such individuals to assign to the Company, without additional consideration, any inventions conceived or reduced to practice while retained by the Company, subject to customary exceptions. The Company's officers and other key employees also agree not to compete with the Company for a period following termination. There can be no assurance that proprietary information or non-compete agreements with employees, consultants and others will not be breached, that the Company would have adequate remedies for any breach, or that third parties will not nonetheless gain access to the Company's technology.

Third Party Reimbursement

         The Company believes that third party reimbursement will be essential to commercial acceptance of the Microfocus 1000, the Microfocus APA and Microfocus System procedures, and that overall cost effectiveness and physician advocacy will be keys to obtaining such reimbursement. The Company believes that the procedure can be performed for substantially lower total cost than surgical treatments for BPH or cancer or continuous drug therapy. Consequently, the Company believes that third party payers seeking procedures that provide quality clinical outcomes at lower cost will help drive acceptance of the Company's products.

         The Company's strategy for obtaining reimbursement in the United States is to obtain appropriate reimbursement codes and perform studies in conjunction with clinical studies to establish the efficacy and cost effectiveness of the its procedures as compared to surgical and drug treatments for BPH and cancer. The Company plans to use this information when approaching health care payers to obtain reimbursement authorizations. The Company also plans to work closely with the medical community to establish an attractive relative value and reimbursement level for the Microfocus procedure.

         With the increasing use of managed care and capitation as a means to control health care costs in the United States, the Company believes that physicians may view the Company's products as a tool to efficaciously treat BPH and cancer patients at a lower total cost, thus providing them with a competitive advantage when negotiating managed care contracts. This is especially important in the United States, where a significant portion of the aging Medicare population is moving into a managed care system.

     Following regulatory approval, physicians using the Company's Microfocus 1000 or, when completed, the Microfocus APA to treat cancer and the Microfocus System to treat BPH will submit insurance claims for reimbursement for the procedure to third party payers, such as Medicare carriers, Medicaid carriers, Health Maintenance Organizations ("HMOs") and private insurers. In the United States and in international markets, third party reimbursement is generally available for existing therapies used to treat cancer and BPH. The availability and level of reimbursement from such payors for the use of the Company's
Microfocus 1000 and the Microfocus System will be a significant factor in the Company's ability to commercialize its cancer and BPH systems. The Company believes that new regulations regarding third party reimbursement for certain investigational devices in the United States will allow it to pursue early reimbursement from Medicare with individual clinical sites prior to receiving FDA approval. However, the Company believes that FDA approval will be necessary to obtain a national coverage determination from Medicare. The national coverage determination for third party reimbursement will depend on the determination of the United States Health Care Financing Administration ("HCFA"), which establishes national coverage policies for Medicare carriers, including the amount to be reimbursed, for coverage of claims submitted for reimbursement related to specific procedures. Private insurance companies and HMOs make their own determinations regarding coverage and reimbursement based upon "usual and customary" fees. Reimbursement experience with a particular third party payor does not reflect a formal reimbursement determination by the third party payor. There can be no assurance that the Company will receive favorable coding, coverage and reimbursement determinations for its Microfocus System, Microfocus 1000, and when available, Microfocus APA from Medicare and other payers or that amounts reimbursed to physicians for performing its procedure will be sufficient to encourage physicians to use the Company's products.

         Internationally, reimbursement approvals for the Microfocus procedure will be sought on an individual country basis. Some international countries currently have established reimbursement authorizations for transurethral microwave therapy. Clinical studies and physician advocacy will be used to support reimbursement requests in countries where there is currently no reimbursement for such procedures.

Manufacturing

         The Microfocus 1000 and the Microfocus System were designed to be manufactured under FDA approved Good Manufacturing Procedures ("GMP"). Historically, the Company has manufactured and assembled the Microfocus 1000 in its Columbia, Maryland facility and its Microfocus System at the site of its joint venture in Canada. While the Microfocus System will continue to be manufactured at the current location in Canada, the Microfocus 1000 (and successor products) will be manufactured by third party contractors. The Company intends to manufacture the Microfocus APA in the same manner as the Microfocus 1000.

          The Company's products are designed and manufactured with proprietary know how the Company has developed over its history. Proprietary know how is required to manufacture the subassemblies including, but not limited to, the solid-state microwave generators, cooling units, microwave applicators and control algorithms that run the systems. All third party contractors will be required to sign agreements to protect any disclosed proprietary know how.

Research and Development

         The Company continues to refine and upgrade the components of its Microfocus 1000 and Microfocus System and to pursue the use of thermotherapy in the treatment of various diseases. The Company also has been successful in developing relationships with outside parties for research and development.

         The APA technology recently licensed by the Company was originally developed for phased array radar applications. MIT and the Company have worked together over the past two years in the development of a comprehensive phased array thermotherapy system using prototypes of various array applicators developed for various tumor sites. Preclinical evaluations in test phantoms have demonstrated that one configuration of this system is suitable for the heating of tumors in breast tissue. Further developments will lead to other configurations most suitable for treatment of prostate, brain, liver, lung and other deep seated tumors.

         The Company intends to initiate clinical evaluations of the APA technology in the United Kingdom at a cancer research center. The Company is presently negotiating a clinical study research agreement with the institution. Clinical trials in the United States will begin after the receipt of an IDE from the FDA.

         The MMTC technology recently licensed by the Company is a bimodal treatment which the Company believes will yield a better and faster response rate while using lower and safer amounts of power. Based upon initial review of the technology, the Company believes the technology can easily be incorporated into the current Microfocus 800 system. Clinical trials are planned for early 1997.

         In September 1996, the Company retained the engineering firm of Herbst LaZar Bell Inc. ("HLB") to assist in the adaptation of the APA technology into the Microfocus APA. Under the agreement with HLB, the APA technology will be used to develop a prototype Microfocus APA which will be utilized in treating breast cancer. The engineering will focus on integrating the Microfocus 1000 with the Microfocus APA and updating software. The Company will pay HLB 55% of its standard fee rate and the balance of any fees will be paid in shares of Common Stock at a value of $1.25 per share.

Competition

         Thermotherapy For Cancer

         The Company believes that there are at least six other domestic firms, as well as a number of foreign firms, producing, or designing and intending to produce, thermotherapy systems to treat cancer. Of those firms, at least four have obtained PMA for their machines and several have obtained IDE for their machines. Some, and possibly all, of those firms have greater resources than those which the Company now has or may reasonably be expected to have in the near future. Other firms not presently in competition with the Company may decide to produce thermotherapy systems which compete with those of the Company. At least some of those firms may reasonably be expected to have resources greater than those of the Company. As acceptance of thermotherapy as a cancer treatment increases, the Company expects that the competition will also increase. There can be no assurance that the Company will be able to successfully meet such competition. In addition, the thermotherapy industry is one of rapid technological change. There can be no assurance that systems or technologies superior to that of the Company will not be produced.

         The two major competitors of the Company for the Microfocus 1000 are BSD Medical Corporation in Salt Lake City, Utah ("BSD") and Labthermics Technology, Inc. in Champaign, Illinois ("Labthermics"), each of which manufactures thermotherapy machines competitive with the Company's Microfocus 1000. The major factors in competition for sales of thermotherapy equipment are product performance, product service and product cost. The product performance of the Company's Microfocus 1000 in PMA clinical trials has been superior to the performance of competing machines. The system manufactured by BSD uses microwave technology. Labthermics uses ultrasound technology to heat the cancer site. As previously mentioned, the Company received PMA approval of its Microfocus 1000 on November 17, 1989.

         BSD received its FDA approval in 1983 and was allowed to begin marketing its system at that time. To date, BSD has sold approximately 200 thermotherapy systems worldwide. As of September 30, 1996 with the Company's limited marketing efforts, 35 of the Microfocus 1000 have been sold worldwide. Therefore, BSD has a much larger presence in the thermotherapy market than has the Company.

         As thermotherapy manufacturers penetrate the market, there will be an increase in price competition. There are signs that price competition is actively taking place in the current market. The Company feels that its business strategy and low production costs for its Microfocus 1000 will enable it to be very price competitive.

         Service in the thermotherapy business includes maintenance of the thermotherapy machines to minimize downtime as well as training for personnel who will utilize the machines to render treatment to patients. The Company has warranty and service policies which are competitive within the industry.

The Company's warranty for the Microfocus 1000 is for a period of 12 months and the Company offers a service policy following expiration of the warranty. These terms are substantially similar to the warranties and service policies offered by competitors. The Company provides three to four days of training for the personnel who will be operating each machine that the Company sells. The Company also provides training programs at its facility in Maryland for doctors who desire to receive training on the Company's Microfocus 1000. Both training courses are helpful in marketing the Company's Microfocus 1000, because users who become familiar with one machine have a reluctance to switch to another machine which would require additional training. For this reason, the Company will seek to increase the frequency of its training sessions given at its facility in Maryland. BSD provides a similar training course on a quarterly basis at its facility in Salt Lake City.

         Thermotherapy For Prostatic Diseases

         The thermotherapy industry is highly competitive. Along with technological developments affecting the equipment, increasing usage of thermotherapy for other medical purposes is also developing. The latest and potentially largest market is the use of thermotherapy for the treatment of prostatic diseases, namely the urethral obstruction caused by Benign Prostatic Hyperplasia (BPH). Due to the increased potential of this marketplace, there will be a greater number of domestic and international companies entering this field. The Company believes there are as many as 10 companies in the USA and as many as 15 companies worldwide which are planning or already active in this marketplace.

         On May 7, 1996, the FDA for the first time approved a microwave based BPH treatment device manufactured by EDAP Technomed, Inc. ("Technomed"). This approval should enhance market acceptance of microwave BPH treatment systems both in the United States and abroad but gives Technomed a competitive advantage of being first to the market in the United States. Currently, the Company manufactures and sells its BPH treatment systems outside of the United States through its Canadian facility. The Company's BPH systems are not approved by the FDA for sale in the United States. However, the Company intends to apply for FDA approval in the near future.

         With the increased number of companies in the BPH thermotherapy treatment market, many of those companies have greater resources than the companies already in the field of thermotherapy treatment for cancer. Large global companies such as Dornier, Olympus and EDAP Technomed International ("Technomed") will spend large amounts of resources to market and develop the BPH industry. In addition to the above companies, the following are companies offering BPH thermotherapy systems in the worldwide marketplace: BSD, Direx Medical, Technomatix (Primus), Lund Science, Quantum, GENEMED, Bruker, Urologix, and Meditherm. There are several other companies which have not yet brought their products to the international marketplace. Presently, Technomed is considered the market leader with its system called the Prostatron. The Prostatron unit is a high cost system which sells for approximately U.S.
$500,000. Other companies are marketing their systems in the range of US $100,000 to $300,000. The Company is manufacturing its line of Microfocus BPH Systems at its facility in Canada and is presently offering the systems in the range of U.S. $50,000 to $150,000. To date, it is believed there are over 600 installed BPH Systems worldwide of which Technomed and Direx have the largest share of approximately 30% combined. There are approximately 75 Microfocus BPH Systems installed worldwide.

Government Regulation

         United States Regulation. In the United States, the FDA regulates the sale and use of medical devices, which include the Company's thermotherapy systems for both cancer and BPH. A company introducing a medical device in the United States must go through a two step process. The company must first obtain an Investigational Device Exemption ("IDE") permit from the FDA. In IDE is granted upon the manufacturer adequately demonstrating the safety of the device for patient use. Receipt of the IDE allows the use of the device on patients for the purpose of obtaining efficacy confirmation. A PMA is granted upon compilation of sufficient clinical data to establish efficacy for the indicated use of the device. This process is not only time consuming but is also expensive. Obtaining PMA is a significant barrier to entry into the thermotherapy market. Firms which lack PMA face significant impediments to the successful marketing of their thermotherapy equipment, because under applicable regulations customers can obtain reimbursement from Medicare, Medicaid and health insurers only for treatment with products that have PMA.

         CLI has an IDE and PMA for the Microfocus 1000. The Company does not have an IDE on the Microfocus System.

         The Federal Communications Commission (the "FCC") regulates the frequencies of microwave and radio-frequency emissions from medical and other types of equipment to prevent interference with commercial and governmental communications networks. The frequency of 915 MHZ has been approved by the FCC for medical applications and machines utilizing that frequency do not require shielding to prevent interference with communications. The Microfocus 1000 and the Microfocus System utilize the 915 MHZ frequency.

         In December 1984, the Health Care Financing Administration ("HCFA") approved reimbursement under Medicare and Medicaid for thermotherapy treatment when used in conjunction with radiation therapy for the treatment of surface and subsurface tumors. At this time, most of the large medical insurance carriers in the United States have approved reimbursement for such thermotherapy treatment under their health policies. Thermotherapy treatment administered using equipment which has received PMA is eligible for such reimbursement.

         The Company and its facilities are subject to inspection by the FDA at any time to insure compliance with FDA regulations in the production and sale of medical products. Failure to comply or maintain compliance with those regulations could have a material adverse effect upon the Company's operations. The Company believes that it is substantially in compliance with FDA regulations governing the manufacturing and marketing of medical devices.

         Foreign Regulation. Sales of medical devices outside of the United States are subject to United States export requirements and foreign regulatory requirements. Export sales of investigational devices that are subject to PMA requirements and have not received FDA marketing approval generally may be subject to FDA export permit requirements under the Federal Food, Drug and Cosmetic Act ("FDC Act") depending upon, among other things, the purpose of the export (investigational or commercial) and on whether the device has valid marketing authorization in a country listed in the FDA Export Reform and Enhancement Act of 1996. In order to obtain such a permit, when required, the Company must provide the FDA with documentation from the medical device regulatory authority of the country in which the purchaser is located, stating that the device has the approval of the country. In addition, the FDA must find that exportation of the device is not contrary to the public health and safety of the country in order for the Company to obtain the permit.

         The Company currently sells products in selected countries in Asia and Europe. The registration requirements within these countries is the sole responsibility of the distributors in each of these countries. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. The Company expects to receive approvals for marketing in a number of countries outside the United States prior to the time that it will be able to market its products in the United States. The timing for such approvals is not known.

Product Liability and Insurance

         The business of the Company entails the risk of product liability claims. Although the Company has not experienced any product liability claims to date, any such claims could have an adverse impact on the Company. In the past and currently, the Company has not maintained product liability insurance. The Company is currently in the process of securing product liability insurance in the amount of $5,000,000. The Company evaluates its insurance requirements on an ongoing basis. There can be no assurance that product liability claims will be covered by such insurance, will not exceed such insurance coverage limits or that such insurance will be available on commercially reasonable terms or at all.

Terminated Business Opportunities

         Due to the slow development of the market for thermotherapy products, the Company sought to develop other business opportunities to provide a quicker and greater return to the Company's shareholders. With the recent acquisition of new technology, the Company believes that its best opportunity for long-term growth is to focus its activities on its core business--thermotherapy products. Accordingly, the Company has terminated, or is terminating, the joint ventures and/or business opportunities which do not focus on or enhance the core business. The following are assets and projects which have been terminated during 1996:

         Aestar Fine Chemical Company. The Company has previously disclosed the investment in the Company by Mr. Gao Yu Wen of assets valued at approximately $10,000,000 in exchange for 20,000,000 shares of Common Stock of the Company. As part of the investment of Mr. Gao in the Company, Mr. Gao transferred to the Company a 9.5% interest in the Aestar Fine Chemical Incorporation Limited Company ("Aestar"). Aestar is a corporation organized under the laws of the People's Republic of China. The Company originally looked to this interest in Aestar as a significant source of dividend income and as a vehicle to facilitate joint ventures for the manufacturing and sale of cosmetics in China.

         On June 8, 1996, the parties entered into a Redemption Agreement by which the Company agreed to repurchase from Mr. Gao 16,000,000 shares of the Company's Common Stock in consideration for the Company's 9.5% interest in Aestar and to repurchase an additional 4,000,000 shares of Common Stock at a price of $.55 per shares for a total of $2.2 million. Under the terms of the Redemption Agreement, the entire 20,000,000 shares were retained by Mr. Gao to secure the payment of the $2.2 million. On October 23, 1996, the Company and Mr. Gao, through his representatives, executed an Amendment by which Mr. Gao agreed
(i) to immediately deliver to the Company the 16,000,000 shares of Common Stock;
(ii) to give the Company an additional one month to purchase the remaining 4,000,000 shares; and (iii) to reduce the purchase price to $2,160,000. Pursuant to the terms of the Amendment, on October 23, 1996, Mr. Gao's representatives delivered duly executed stock certificates and stock powers for the 16,000,000 shares of Common Stock which stock has been cancelled on the records of the Company. This represents a repurchase by the Company of nearly forty percent (40%) of its issued and outstanding stock.

         Eastwell Management Services Limited. The Company entered into negotiations to acquire 100% of the outstanding stock of Asia-Pacific Communication Corporation Limited, formerly known as Novatel, Asia ("APC"), from Eastwell Management Services Limited ("Eastwell") in exchange for 24 million shares of the Company's Common Stock and warrants to acquire another five percent (5%) interest in the Company. The proposed terms of the agreement were set forth in an Acquisition Agreement, dated March, 1994 (the "Acquisition Agreement"). APC (which was formerly known as Novatel, Asia) is in the business of manufacturing telecommunications equipment and providing telecommunications services. The consummation of the agreement with Eastwell was contingent upon satisfaction of certain conditions precedent. Because those conditions were not satisfied, the Company elected not to proceed with the agreement with Eastwell. There is no written agreement terminating the contemplated transaction with Eastwell.

         Rainbow Ball Development Limited. On October 11, 1993, the Company entered into an agreement with Mr. Carlton Poon ("Poon") whereby Poon agreed to provide approximately $125,000 U.S. to fund a joint venture between the Company and Poon named Rainbow Ball Development Limited ("Rainbow Ball"). Rainbow Ball was formed to develop, manufacture and market certain medical imaging technology and a portable x-ray device. After Mr. Poon funded the $125,000 the parties decided not to proceed with the joint venture. By means of a Termination Agreement, dated August 28, 1996, the parties terminated the joint venture. Under the terms of the Termination Agreement, the Company is to deliver to Mr. Poon 355,757 fully paid and non-assessable shares of Company Common Stock in full satisfaction of all obligations of the Company and Rainbow Ball to Mr. Poon.

         Unisol. By Purchase Agreement, dated April 26, 1995, the Company entered into an agreement to purchase a 50% interest in the United Aerosol and Home Products Company, Ltd. ("Unisol"), located in Zhongshan, China, from Cosmos Peace Development Corporation, a Hong Kong corporation ("Cosmos"). The Company was introduced to Unisol through Mr. Gao as part of the joint ventures to be implemented in China. Unisol is a specialty chemical and fine chemical aerosol packaging and bottle/can filling business. The purchase price was to be 20% of the appraised value of Unisol equipment, payable in the Company's Common Stock based upon the value of the Common Stock at the close of business on April 26, 1996. The Unisol acquisition was executed as part of the Gao transaction. The intent of the Unisol acquisition was to manufacture and package personal care and cosmetic products. The agreement was verbally terminated on October 23, 1996, at the same time that the Company executed the Amendment by which the Company redeemed its stock from Mr. Gao. There is no written agreement terminating the relationship between the Company and Unisol.

     Ardex Equipment, LLC. The Company invested $450,000 (of which $50,000 has been repaid to the Company) to acquire a 17.1111% interest in Ardex Equipment, LLC ("Ardex"). The Company originally contracted to acquire a controlling interest in Ardex. Ardex manufactures industrial plumbing equipment. With the redemption of the Common Stock from Mr. Gao, the Company is also terminating its relationship with Ardex. Under the terms of a Binding Letter of Intent, dated August 2, 1996, agreed to convert the Company's equity interest into a 5 year negotiable promissory note, to bear interest at the rate of eight percent (8%). The note is payable on an interest-only basis until the principal becomes due. Principal becomes due upon the first to happen of the following: (i) a public or private offering successfully completed by Ardex of $1.5 million in the aggregate or more; (ii) ninety (90) days following a year end of Ardex in which sales for the year have been $3,000,000 or more; (iii) Ardex having a cash balance of $800,000 or more from operations; or (iv) five years from the date of the promissory note.

Employees

         As of September 30, 1996, the Company had seven (7) full-time employees, of whom three (3) are managerial, one (1) is engineering, one (1) administrative, one (1) is in production in the main office in Maryland and one
(1) employee is in the Hong Kong office.

         None of the Company's employees is represented by a collective bargaining organization. The Company considers its relations with its employees to be good.


ITEM 2.  PROPERTIES

         The Company's corporate headquarters consist of approximately 5,918 square feet of office, laboratory and production space at 10220-I Old Columbia Road, Columbia, Maryland 21046-1705. The Company leases the premises from an unaffiliated party on an oral month-to-month basis.
Monthly rent is $4,172.00.

         The Company also leases office space consisting of approximately 500 square feet located at 11/F Flat B, Hanley House 68 Canton Road, T.S.T. Kowloon, Hong Kong. The property is leased on an oral month-to-month basis from an unaffiliated party at a monthly lease rate of $1,200 (U.S.).

ITEM 3.  LEGAL PROCEEDINGS

         The Company presently is not a party to any litigation, and the Company is not aware of any threat of litigation.

         In the normal course of business, the Company may be subject to warranty and product liability claims on its thermotherapy equipment. The
Company does not have a product liability insurance policy in effect. The assertion of any product liability claim against the Company, therefore, may have an adverse affect on its financial condition. As of September 30, 1996, no liability claims against the Company have been asserted.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders during the calendar year ending 1996.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

           The Company's Common Stock is traded on the NASD OTC Bulletin Board. The quotations set forth below reflect inter-dealer prices, do not include retail markups, markdowns or commissions, and may not necessarily represent actual transactions. There were approximately 2,600 holders of record of the Common Stock as of September 30, 1996. The Company has never paid cash dividends on its stock and does not expect to pay any cash dividends in the foreseeable future.

                                             Year ended September 30
Period                                    1995                     1996
------                                    ----                     ----
                                    High       Low          High          Low
                                    ----       ---          ----          ---
1st Quarter (Oct. 1 to Dec. 31)    19/32       1/4          17/32         1/2
2nd Quarter (Jan. 1 to March 31)   35/64       1/4           5/8         25/64
3rd Quarter (April 1 to June 30)     1         5/8          1-1/16       17/64
4th Quarter (July 1 to Sept. 30)  1-23/32     31/32         1-9/32       21/32

ITEM 6.  SELECTED FINANCIAL DATA

 The following table summarizes certain financial data for the Company for the years ended September 30, 1996, 1995, 1994, 1993, and 1992 and is qualified in its entirety by, and should be read in conjunction with the Financial Statements, the related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                                                         Fiscal Year Ended
                                                                                                             September 30,
                                                   1992             1993            1994             1995             1996
                                                   ----             ----            ----             ----             ----
Statement of Operations Data:
Revenues:
 Product Sales                                $2,012,544      $1,811,774      $1,025,651         $157,618          $74,006
 Research and development contracts               18,750          40,377          60,742                0                0
                                                 -------         -------         -------          -------          -------
  Total revenues                               2,031,114      $1,852,151      $1,086,393         $157,618          $74,006
 Cost of product sales                           733,111         694,150         494,946           67,350           64,406
                                                 -------       ---------       ---------          -------           ------
 Gross margin on product sales                 1,298,003       1,158,001         591,447           90,268            9,600
 Other costs and expenses:
  Research and development                       152,898         186,916         202,569           18,546           94,012
  Selling, general and administrative            574,005         739,595         704,295        1,369,845        1,338,370
  Amortization of intangible assets                                    -               -                -                -
   Total operating expenses                      726,903         926,511         906,864        1,388,391        1,432,382
 Profit (Loss) from operations                   571,110         231,490       (315,417)      (1,298,123)      (1,422,782)
 Other income (expense)                          147,390         (7,244)         170,997          (8,389)      (425,183(1))
 Interest income (expense)                     (210,870)       (236,847)       (184,700)         (90,808)         (85,506)
 Extraordinary Item - Gain or forgiveness
  of debt                                                                        591,728
 Net income (loss)                               507,620        (12,601)         390,880      (1,397,317)      (1,933,471)
 Net loss per share(1)                             0.034         ($.001)           $.023          ($.060)          ($.049)
 Weighted average shares outstanding(1)       15,081,378      15,608,490      16,712,978       23,466,070       39,499,650



                                                                         At September 30,
                                                1992             1993              1994              1995             1996
                                                ----             ----              ----              ----             ----
Balance Sheet Data:
Working Capital                            (2,795,328)      (2,434,832)         (748,193)      (1,101,136)        (646,754)
Total Assets                                1,111,676          998,403           955,456        9,710,742        9,321,600(2)
Long-term debt, less current maturities                                           26,000            2,000        1,213,000
Redeemable Convertible Preferred
 Stock
Accumulated deficit                        (9,214,607)      (9,271,725)       (8,880,845)     (10,278,162)     (12,211,633)
Total stockholders' equity (deficit)       (2,716,230)      (2,346,021)         (666,542)       8,128,768        6,755,874(2)

(1) Includes  $17,009 gain on  disposition  of  investment  in Ardex  Equipment,
L.L.C.
                                       19

(2) On October 23, 1996, the Company, based on the provisions of an agreement reached on June 6, 1996, as amended, redeemed 16,000,000 shares of its Common Stock. The redemption provided for the Company to return its investment in Aestar Fine Chemical Company (valued at $8,000,000 on the Company's September 30, 1996 balance sheet) and to relinquish its rights to the funds held under an investment contract ($40,000 at September 30, 1996) in order to affect the transaction. This transaction has a significant impact on the financial position, current ratios and stockholder's equity of the Company. If the foregoing transaction had occurred on or before September 30, 1996, total assets would have been reduced by $8,040,000 and stockholder's equity would have reduced by $8,040,000, resulting in a negative stockholder's equity of ($1,284,126).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

         Statements regarding the Company's expectations as to demand for its products and certain other information presented in this Form 10-K constitute forward looking statements within the meaning of the Private Securities
Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, but are not limited to the following:

1. Decreasing Sales, Increasing Losses and Undercapitalization. The Company's product sales have been substantially decreasing over the past three years. There is no assurance sales will increase with the application of new technologies being developed by the Company. The Company has had increasing losses for the last three years which have resulted in an accumulated deficit of $12,211,633 for the period ending September 30, 1996. Losses will continue until current and future sales increase substantially. The Company lacks adequate capital to finance its research and development and marketing. Lack of adequate capital and governmental regulatory approvals will effect future sales. Furthermore, hyperthermia has not been widely accepted by the medical community as an effective cancer treatment.

2. Limited Products. The Company currently has a limited number of products. Failure to develop new products utilizing current products and newly acquired technology will effect the profitability of the Company.

3. Lack of a Current Marketing Plan. The Company does not have an active current marketing plan. It is developing a plan to share revenue from treatment which is dependant on market acceptance and adequate capitalization.

General

     Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company's research and development programs, the clinical trials conducted in connection with the Company's thermotherapy systems and the preparation of the related IDE and PMA application for submission to the FDA. The Company has experienced significant operating losses and as of September 30, 1996 had an accumulated deficit of $12,211,633. The Company expects such operating losses to continue and possibly increase in the near term and for the foreseeable future as it continues its product development efforts, expands its marketing and sales activities and scales up its manufacturing operations. The Company's ability to achieve profitability is dependent upon its ability to successfully obtain governmental approvals, manufacture, market and sell its new technology and integrate such technology into its thermotherapy systems. The Company has not been able to successfully market its current thermotherapy system. There can be no assurance that the Company will be able to successfully commercialize its newly acquired technology and apply it to its current thermotherapy systems or that profitability will ever be achieved. The operating results of the Company have fluctuated significantly in the past on an annual and a quarterly basis. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, many of which are outside the Company's control.

         The major obstacles facing the Company over the last several years have been inadequate funding, a negative net worth, and the slow development of the thermotherapy market as a sizeable market due to technical shortcomings of the thermotherapy equipment available commercially. To overcome these problems, during the past two years the Company embarked upon a diversification program whereby the Company sought a strategic partner that could provide both capital and new opportunities for the Company. The result of this effort was the agreement with Mr. Gao Yu Wen which infused capital and gave the Company the opportunity to develop through a strategic alliance was to be a cosmetic and fine chemical business for the sale of these products in China. As set forth above in "Terminated Business Opportunities," the relationship with Mr. Gao has been terminated and the Company has redeemed 16 million of the 20 million shares purchased by Mr. Gao.

         The Company has refocused the Company's efforts on the enhancement of current products through the development of new technology and sale of the thermotherapy products as the Company's core business. The Company is currently focused on the enhancement of its thermotherapy equipment and obtaining governmental approvals. Towards this end the Company has licensed the APA technology and the MMTC technology.

         The Company anticipates that its results of operations will be affected for the foreseeable future by a number of factors, including its ability to develop the new technology to enhance its current systems, regulatory matters, health care cost reimbursements, clinical studies and market acceptance.


Results of Operations

Comparison of Fiscal Year Ended September 30, 1996 to Fiscal Year Ended September 30, 1995

         Product sales decreased to $74,006 in fiscal 1996 from $157,618 in fiscal 1995. The decrease was due, primarily, to decreased emphasis on sales of Microfocus products as the Company sought other business opportunities. With the renewed focus on the development and sale of the Microfocus products, the Company anticipates that sales of its thermotherapy systems will account for all sales in the foreseeable future. The Company will focus on developing its new products. Increased sales of products are not expected until the new technologies are developed and approved for sale by governmental regulatory agencies.

         Cost of product sales decreased to $64,406 in fiscal 1996 from $67,350 in fiscal 1995 due to decreased sales volume. The Company expects gross margins to increase in the future due to improved overhead absorption and manufacturing efficiencies.

     Research and development expense increased to $94,012 in fiscal 1996 from $18,546 in fiscal 1995 due to increased emphasis on technology enhancements. The Company expects to significantly increase its expenditures for research and development to fund the development or enhancement of products by incorporating the APA technology and the MMTC technology.

         Selling, general and administrative expenses decreased in amount to $1,338,370 in fiscal 1996 from $1,369,845 in fiscal 1995. The Company expects selling and marketing expense to increase substantially as it expands its advertising and promotional activities and increases its marketing and sales force, principally for the commercialization of its thermotherapy systems.

         Interest expense decreased to $85,506 in fiscal 1996 from $90,805 in fiscal 1995.

Comparison of Fiscal Year Ended September 30, 1995 to Fiscal Year Ended September 30, 1994

         Product sales decreased to $157,618 in fiscal 1995 from $1,086,393 in fiscal 1994. The decrease was due, primarily, to continued slowing sales in the thermotherapy market.

         Cost of product sales decreased to $67,350 in fiscal 1995 from $494,946 in fiscal 1994 due to decreased sales volume.

         Research and development expense decreased to $18,546 in fiscal 1995 from $202,569 in fiscal 1994. Most of the decrease was due a softening of the marketplace for thermotherapy products and a shift in focus from development efforts relating to the Company's core technologies to seeking new business opportunities and partners.

         Selling, general and administrative expenses increased to $1,369,845 in fiscal 1995 from $704,295 in fiscal 1994.

         Interest expense decreased to $90,808 in fiscal 1995 from $184,700 in fiscal 1994 due to conversion of debt to equity.

Liquidity and Capital Resources

         Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $12,211,633 at September 30, 1996. The Company has funded its operations primarily through the sale of equity securities. At September 30, 1996, the Company had cash, cash equivalents and short-term investments aggregating approximately $246,931. Net cash used in the Company's operating activities was $1,462,588 for the fiscal year ended September 30, 1996.

         The Company does not have any bank financing arrangements. The Company's indebtedness consists of two notes payable to Dr. Augustine Cheung with a total face amount of $121,419; a note payable to Yu Shai Lai in the amount of $36,041; a note payable to Ada Lam in the amount of $28,502; a note payable to Ruth Kurz in the amount of $93,750; a note payable to Lake Shu Loon in the amount of $10,000; an oral agreement to pay Charles Shelton an amount currently estimated between $35,000 and $50,000; and trade debt totaling $197,190. In addition, commencing on July 10, 1996, the Company sold $1,205,000 in senior secured convertible notes accruing interest at 8 percent per annum (the "Senior Notes"). The Senior Notes have priority over payment of any other indebtedness of the Company. The holders of the Senior Notes can elect to either convert the notes into Common Stock at an option price of $0.41 per share or be paid principal and interest upon the earlier to occur of (i) the next private offering; or (ii) December 31, 1997.

         The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts, including seeking FDA approval for the domestic sale of the Company's products, expand its sales and marketing activities and scale up its manufacturing. The Company expects that its existing capital resources will not be adequate to fund the Company's operations through the next twelve months. The Company is dependent on raising additional capital to fund its development of technology and to implement a marketing plan. Such dependence will continue at least until the Company begins marketing its new technologies. The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of the thermotherapy systems progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies and clinical trials, the cost and timing of manufacturing scale-up, the development of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of its products. To the extent that funds generated from the Company's operations are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. The Company does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations will be materially and adversely effected.

         The Company has agreed to pay Gao Yu Wen $2,160,000 on or before March 31, 1997 to redeem 4,000,000 shares of the Company's Common Stock. The Company has agreed to pay MIT $10,000 in 1997 and also must develop time table which requires the expenditure of research and development funds. The Company has also entered into a Settlement Agreement, dated October 28, 1996, whereby the Company undertook to use its best efforts to pay to William O. Cave, a former director, the sum of $194,825 on or before February 28, 1997. The Company has a contingent liability to MMTC in the amount of $50,000 in 1997 if the Company fails to meet the milestones identified under "Patents and Proprietary Rights," above; and must develop criteria which require the expenditure of research and development funds. The Company is also required to pay HLB certain engineering fees, the amount of which are presently unknown. The Company is also required to do clinical trials to prepare for submission of products to the FDA. The amount required to perform such trials and to prosecute the applications in not currently known. The Company does not currently have funds available to do such trials and clinical work. The Company has committed to pay advisors and officers pursuant to contractual arrangements set forth in "Directors and Executive Officers of the Registrant" and "Certain Relationships and Related Transactions." The Company will be dependent on additional capital to be raised to fulfill all of the above agreements and obligations.

     During fiscal year 1996, the Company issued a large number of options and warrants in connection with its funding activities. Options or warrants to officers, directors, related parties and five percent (5%) shareholders are addressed in Part III of this Form 10-K. In addition to those options and warrants, the Company has issued options and warrants in connection with funding activities to purchase a total of 4,670,715 shares of Common Stock, with exercise prices ranging from $.25 per share to $.41 per share. Some of the warrants issued have anti-dilution provisions which may affect the total number of shares available for purchase under the warrants.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements, supplementary data and report of independent public accountants are filed as part of this report on pages F-1 through F-15.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

         No change of accountants and/or disagreements on any matter of accounting principles or financial statement disclosures have occurred within the last two years.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows:



             Name             Age           Positions with the Company
--------------------         -----          -----------------------------------

Augustine Y. Cheung            49           Chairman of the Board
Verle D. Blaha                 66           Chief Executive Officer, President
                                              and Director
Charles C. Shelton             51           Executive Vice President
                                              and Director
Robert F. Schiffmann           61           Director
Joseph M. Colino               57           Director
John Mon                       44           Treasurer/General Manager

         Dr. Cheung was the founder of the Company, was President from 1982 to 1986, was Chief Executive Officer from 1982 to 1996 and has been Chairman since 1982. From 1982 to 1985, Dr. Cheung was a Research Associate Professor of the Department of Electrical Engineering and Computer Science at George Washington University and from 1975 to 1981 was a Research Associate Professor and Assistant Professor at the Institute for Physical Science and Technology and the Department of Radiation Therapy at the University of Maryland. Dr. Cheung holds a Ph.D. and Masters degree from University of Maryland.

     Mr. Blaha has been a director, President and Chief Executive Officer of the Company since September 6, 1996. Prior to joining the Company, Mr. Blaha provided consulting services to the microwave industry. From 1986 to 1991, Mr. Blaha was a director, and the President and Chief Operations Officer for the Company. From 1982 to 1986, Mr. Blaha was Vice President and General Manager of Holaday Industries, Inc. From 1957 to 1982, Mr. Blaha held a succession of senior management positions at Litton Industries, Inc. Mr. Blaha was Senior Vice President of Technology and Development of Litton's Microwave Cooking Products Division. Mr. Blaha holds a B.S.B and an MBA degree from University of Minnesota.

     Mr. Shelton has served as the Company's in-house counsel from 1993 to 1996, and as Executive Vice President and a director from 1993. Mr. Shelton has practiced in the areas of corporate and tax law with Charles C. Shelton, PA, from 1993 to the present. From 1973 to 1993, he practiced law with Semmes, Bowen & Semmes. Mr. Shelton is a Vice President and director with HRP Technologies, Inc. (previously known as Ardex Equipment, LLC), a public company traded on the Bulletin Board.

     Mr. Colino has been a director since 1995. From 1991 to the present, Mr. Colino has served as the President of HRP Technologies, Inc. (previously known as Ardex Equipment, LLC) and Parec Enterprises, Inc..

     Mr. Schiffmann has served as a director of the Company since September 1986. Since 1991, Mr. Schiffmann has served as President of R. F. Schiffmann Associates, Inc., a microwave consulting laboratory. He is also Chairman of Quicklave L.L.C., and Microwave Concepts, Inc., which are independent research companies specializing in microwave technology. Mr. Schiffmann holds a Bachelor of Science Degree in Pharmaceutical Science from Columbia University and a Master of Science degree from Purdue University.

     Mr. Mon has served as Treasurer/General Manager of the Company since 1989. From 1984 to 1988, Mr. Mon was an economist with the U.S. Department of Commerce in charge of forecasting business sales, inventory and prices for all business sectors in the estimation of Gross National Product. Mr. Mon holds a B.S. degree from the University of Maryland.

     Mr. Shelton and Mr. Colino have notified the Company that they will not serve on the Board of Directors after the expiration of their current terms and, accordingly, they are not seeking re- election to the Board of Directors.

Nominee to the Board of Directors

         The following  individual  has been  nominated to serve on the Board of
Directors:

Warren C. Stearns. Mr. Stearns was nominated to serve to on the Board of Directors on August 14, 1996. Mr. Stearns has been and currently is President of Stearns Management Company, a capital advisory firm, since 1989. Prior to 1989, Mr. Stearns acted as vice president of Stearns Management Company. Mr. Stearns holds an M.B.A. degree from Harvard University and a B.A. degree from Amherst College.

Advisory Board

         The Company is presently organizing an Advisory Board to be comprised of business and industry professionals and experts. The Company presently anticipates have as many as six members on the Advisory Board. The purpose of the Advisory Board will be to assist the management of the Company in identifying technology trends and new business opportunities within the industry. The Advisory Board will operate in a consulting fashion and will not act as managers or directors of the Company. The following persons have been nominated to serve on the Company's Advisory Board:

Stuart Fuchs. Mr. Fuchs has been nominated to serve as Chairman of the Advisory Board. He is President of Nace Resources, Inc., a firm providing consulting and marketing services to companies in the biotechnology and medical device fields.

Prior to founding Nace in 1995, Mr. Fuchs was an investment banker in the Fixed Income Division of Goldman Sachs & Co. in New York and Chicago. Until joining Goldman Sachs in 1976, he was an attorney practicing securities and tax law with Barrett Smith Shapiro & Simon in New York, New York. Mr. Fuchs is a graduate of Harvard College and Harvard Law School.

Michael Davidson, M.D. Dr. Davidson has been nominated to serve as a member of the Advisory Board. Dr. Davidson is a physician specializing in design of clinical trials. Dr. Davidson currently practices and is President of the Chicago Center for Clinical Research. Dr. Davidson holds a B.A., M.S. from Northwestern University and a M.D. from Ohio State University.

         The  Company  may  designate  additional  individuals  to  serve on the
Advisory  Board  as  the  Company   identifies   individuals   with  appropriate
qualifications.

                Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers. Officers, directors and greater than ten-percent shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company between October 1, 1995 and September 30, 1996, on year-end reports furnished to the Company after September 30, 1996 and on representations that no other reports were required, the Company has determined that during the last fiscal year all applicable 16(a) filing requirements were met except as follows:

Dr. Augustine Y. Cheung, Chairman of the Board of Directors, acquired 2,000 shares of Common Stock on January 17, 1994; acquired 1,2000,000 shares of Common Stock on June 30, 1994; acquired 2000 shares of Common Stock on December 31, 1994; acquired 249,058 shares of Common Stock on June 30, 1995; acquired 52,000 shares of Common Stock on September 30, 1996; and disposed of 195,000 shares of Common Stock on March 7, 1995. Dr. Cheung also received an option to acquire
50,000 shares of Common Stock on December 31, 1996 and an option to acquire 400,000 shares of Common Stock on May 16, 1996. Each of these transactions should have been reported on Form 3 and Forms 4. The transactions were instead disclosed on a Form 5 filed on or about November 10, 1996.

John Mon, Treasurer/General Manager, and a former director of the Company, acquired 2,000 shares of Common Stock on January 17, 1994; acquired 49,800 shares of Common Stock on January 17, 1994; acquired 2,000 shares of Common Stock on December 31, 1994; and acquired 58,505 shares of Common Stock on June 30, 1995. Mr. Mon also received an option to acquire 400,000 shares of Common Stock on May 16, 1996. These transactions should have been reported on Form 3 and Form 4. The transactions were instead disclosed on a Form 5 filed on or about November 10, 1996.

Robert F. Schiffman, a director, acquired 62,000 shares of Common Stock on September 30, 1996 and received an option to purchase 100,000 shares of Common Stock on May 16, 1996. These transactions should have been disclosed on Forms 4. The transactions were instead disclosed on a Form 5 filed on or about November 13, 1996.

Charles C. Shelton, a director and Executive Vice President, acquired 103,000 shares of Common Stock on December 20, 1993; acquired 2,000 shares of Common Stock on January 17, 1994; acquired 150,000 shares of Common Stock on September 9, 1994; acquired 2,000 shares of Common Stock on January 17, 1996; and received an option to acquire 400,000 shares of Common Stock on May 16, 1996. These transactions should have been reported on Form 3 and Form 4. The transactions were instead disclosed on a Form 5 filed on or about November 16, 1996.

Joseph M. Colino, a director, acquired 2800 shares of Common Stock on June 30, 1995. This transaction should have been reported on Form 3. The transaction was instead disclosed on a Form 5 filed on or about November 15, 1996.

ITEM 11.  Executive Compensation

         The following table sets forth the aggregate cash compensation paid for services rendered to the Company in all capacities during the last three fiscal years to the Company's Chief Executive Officer and to each of the Company's other executive officers where annual salary and bonus for the most recent fiscal year exceeded $100,000.


                                                 Summary Compensation Table


                              Annual Compensation                                        Long-Term              All Other
                                                                                    Compensation Awards       Compensation
                                                                                                                   ($)
                                                                  Other Annual    Restricted       Stock
Name and                                    Salary      Bonus     Compensation   Stock Awards     Options
Principal Position                Year       ($)         ($)           ($)           ($)           (#)
Augustine Y. Cheung, Chairman     1996     $125,000                                  2,000(1)   400,000(2)
of the Board of Directors         1995     $125,000                                  2,000           -
                                  1994     $114,480                                  2,000       50,000(3)
=============================== ======== ============ ==========  =============  =============  ===========  ===============

(1) In each of 1994, 1995 and 1996, Dr. Cheung received 2,000 shares of Common Stock for his services as a director.

(2) In 1996, Dr. Cheung received an option to purchase 400,000 shares at $0.35 per share, exercisable on or before May 16, 2001

(3) In 1994, Dr. Cheung received and option to purchase 50,000 shares at $0.125 per share, which he exercised on September 30, 1996.

         There are no option, retirement, pension, or profit sharing plans for the benefit of the Company's officers, directors and employees. The Company does provide health insurance coverage for its employees. The Board of Directors may recommend and adopt additional programs in the future for the benefit of officers, directors and employees.

                              Option Grants in 1996

     Information concerning 1996 grants to named executive officers is reflected in the table below. The amounts shown for each of the named executive officers as potential realizable values are based on arbitrarily assumed annualized rates of stock price appreciation of five percent and ten percent over the full five (and in one case eight) year term of the options. These potential realizable values are based solely on arbitrarily assumed rates of price appreciation required by applicable SEC regulations. Actual gains, if any, on option exercises and Common Stockholdings are dependent on the future performance of the Company and overall stock market conditions. There can be no assurance that the potential realizable values shown in this table will be achieved.

                              Option Grants in 1996


                                                                                            Potential Realizable Value
                                                                                              at Assumed Annual Rates
                                                                                            of Stock Price Appreciation
                                   Individual Grants                                              for Option Term
                                             % of Total
                                              Options
                              Options        Granted to
                              Granted       Employees in      Exercise     Expiration
           Name                 (#)             1996           Price          Date             (5%)            (10%)
   Augustine Y. Cheung        400,000          16.53%          $0.35        5/16/2001        $38,679         $ 85,471
      Verle D. Blaha          400,000          16.53%          $0.41        8/13/2004        $78,302         $187,548
         John Mon             400,000          16.53%          $0.35        5/16/2001        $38,679         $ 85,471
    Charles C. Shelton        400,000          16.53%          $0.35        5/16/2001        $38,679         $ 85,471
========================== ============== ================  ============  =============  ================ ================



         Aggregated Option Exercises and Year-End Option Values in 1996

         The following table summarizes for each of the named executive officers of the Company the number of stock options, if any, exercised during 1996, the aggregate dollar value realized upon exercise, the total number of unexercised options held at September 30, 1996 and the aggregate dollar value of the in-the-money unexercised options, if any, held at September 30, 1996. Value realized upon exercise is the difference between the fair market value of the underlying stock on the exercise date and the exercise price of the option. The value of unexercised, in-the-money options at September 30, 1996 is the difference between its exercise price and the fair market value of the underlying stock on September 30, 1996, which was $1.03 per share based on the closing bid price of the Common Stock on September 30, 1996. The underlying options have not been and may never be exercised; and actual gains, if any, on exercise will depend on the value of the Common Stock on the actual date of exercise. There can be no assurance that these values will be realized.

         Aggregated Option Exercises in 1996 and Year-End Option Values


                                                                                                 Value of Unexercised
                                                                                                 In-the-Money Options
                         Number of Unexercised Options at 9/30/96                                     at 9/30/96
                                Shares
                              Acquired on   Value Realized
Name                           Exercise           ($)         Exercisable   Unexercisable    Exercisable    Unexercisable

Augustine Y. Cheung             50,000          $45,310         400,000           0            $272,480           0
Verle D. Blaha                  50,000          $45,310         400,000           0            $272,480           0
John Mon                           0               0            400,000           0            $272,480           0
Charles C. Shelton                 0               0            400,000           0            $272,480           0
Robert F. Schiffman                0               0            100,000           0            $ 68,120           0
=========================== =============== ===============  ============== ==============  ============== ===============

                     Long-Term Incentive Plan Awards in 1996

         The registrant has no "long-term incentive plan".

               Future Benefits or Pension Plan Disclosure in 1996

         The Company has no such benefit plans.

                              Director Compensation

         During 1996, the Company paid to each outside board member $500 per year. Each director receives an automatic grant of 2,000 shares of Common Stock for each year served.


Employment  Contracts  and  Termination  of  Employment  and   Change-In-Control
Arrangements

     Verle D. Blaha. On August 15, 1996, the Company entered into a letter agreement with New Opportunities, Ltd. ("NOL") a company controlled by Mr. Blaha. Pursuant to the Agreement, Mr. Blaha agreed to become a director, President and Chief Executive Officer of the Company in exchange for the Company paying NOL the following:

         1.       Payment of $25,000.

         2. Payment of $175.00 per hour, to a maximum of 8 hours per day, 40 hours per week regardless of actual time spent.

         3. Reimbursement of business expenses and providing residential accommodations in Maryland and all utilities.

         4. Options to acquire 400,000 shares of the Company's Common Stock for a term ending August 13, 2004 at a price of $.41.

         5.       Full indemnity by the Company.

         6. The Agreement terminates January 27, 1997, but the Company and Mr. Blaha anticipate that the employment relationship will continue on similar terms.

                                      Other

                               Stock Option Plans

         The Company does not currently have any Stock Option Plans. The Company anticipates adopting such a plan during fiscal year 1997.

         Report of the Compensation Committee on Executive Compensation

         The Company does not presently have a Compensation Committee, but the Company contemplates formation of a Compensation Committee during the fiscal year 1997.

         The Compensation Committee of the Board of Directors will be composed of two non-employee directors. The Committee will be responsible for establishing and administering the compensation policies applicable to the Company's officers and key personnel.

                      Stockholder Return Performance Graph

         Federal regulation requires that inclusion of a line graph comparing cumulative total shareholder return on Common Stock with the cumulative total return of (1) NASDAQ Combined Index and (2) a published industry or line-of-business index. The performance comparison appears below. The Board of Directors and its Compensation Committee recognize that the market price of stock is influenced by many factors, only one of which is Company performance. The stock price performance shown on the graph is not necessarily indicative of future price performance.


[GRAPHIC OMITTED]

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information regarding shares of voting securities of the Company beneficially owned as of September 30, 1996 by: (i) each person known by the Company to beneficially own 5% or more of the outstanding voting securities, (ii) by each director or nominee for director,
(iii) by each person named in the summary compensation table and (iv) by all officers and directors as a group.


Name and Addresses                                                Percentage
of Officers, Directors and                    Amount of            of Voting
Principal Shareholders                      Common Stock*        Securities*(1)
-----------------------------              ---------------      ---------------

Augustine Y. Cheung(2)(3)
10220-I Old Columbia Road
Columbia, MD  21046-1705                       6,669,408            26.46

Verle D. Blaha(2)(5)(6)
14 Sunset Lane
North Oaks, MN  55127                          1,053,186             4.18

John Mon(2)(7)
10220-I Old Columbia Road
Columbia, MD  21046-1705                         566,418             2.25

Robert F. Schiffmann(2)(8)
149 West 88th Street
New York, NY  10024                              310,684             1.23

Joseph M. Colino(2)
1952 Cardinal Lake Drive
Cherry Hill, NJ  08003                             5,500              **

Charles C. Shelton(2)(3)
9160 Rumsey Road, Suite B-1
Columbia, Maryland  21045-1928                   665,250             2.64

Revlon Group, Incorporated
and its wholly-owned subsidiary
PPI Four Corp.
767 Fifth Avenue
New York, New York  10153                      1,500,000             5.95

Yue Soon Limited
287-291 Des Vouex Rd. Central,
21st Floor
Hong Kong                                      1,600,000             6.34

Gao Yu Wen
Zhongshan Economic Committee
Sun Wen Road
E. Shigizhongshan
Guangdong, China                               4,030,000(3)         15.99

Executive Officers and
Directors as a group (6 individuals)           9,270,446            36.78
=====================================     =================    ================

* Assumes exercise of all exercisable options held by listed security holders which can be exercised within 60 days from September 30, 1996.

** Less than 1%.

(1) Except as noted, the above table does not give effect to an aggregate of approximately 4,670,715 shares of Common Stock underlying outstanding stock options and warrants held by persons not reflected in this table. Outstanding options and warrants entitle the holders thereof to no voting rights.

(2)      Director or Executive Officer.

(3) Includes 400,000 shares underlying an option exercisable commencing May 16, 1995 through May 16, 2001 at $.35 per share.

(4) Since the end of the Fiscal Year, the Company has repurchased from Mr. Gao 16,000,000 shares in exchange for the Company's 9.5% interest in Aestar. Accordingly, Mr. Gao presently owns only 4,030,000 shares.

(5) Does not include 42,000 Common Shares owned by Luveral Blaha, Mr. Blaha's wife. Mr. Blaha disclaims any beneficial ownership with respect to said Common Shares. The Company believes Luveral Blaha owns 42,000 Common Shares.

(6)      Includes 400,000 shares underlying an option to New Opportunities, Ltd,
         an affiliate of Mr. Blaha's.   The option exercisable commencing August
         15, 1996 through August 14, 2004 at $.41 per share.

(7) Includes 400,000 shares underlying an option to Mr. Mon exercisable commencing May 16, 1996 through May 16, 2001 at $.35 per share.

(8) Includes 100,000 shares underlying an option to Mr. Schiffmann exercisable commencing May 16, 1996 through May 16, 2001 at $.35 per share. Also includes 1,500 shares held by Marilyn T. Schiffmann, his wife; 725 shares held as custodian for Erica M. Payne, UGMA NY; and 725 shares held as custodian for Robert F. Schiffmann Jr. UGMA NY.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         SMC Contract. On May 28, 1996, the Company entered into a consulting agreement with Stearns Management Company ("SMC"). Warren C. Stearns, a nominee to the Board of Directors, is President of SMC. Pursuant to the Agreement, SMC has an exclusive arrangement to render services involving solicitation of outside capital, restructuring the Company, business plans, marketing, election of advisory personnel, adding additional directors and sale of stock by insiders. The agreement is terminable upon 10 days written notice or otherwise stays in effect for one year or until a registration statement covering a public offering of the Company's securities is declared effective by the SEC.

         In exchange for such services, SMC was paid $57,000 and the Company (i) granted to SMC a transferable warrant to purchase 168,292 shares of Common Stock (which have been assigned to Amalgam and (ii) agreed to grant to assignees of SMC a warrant to purchase, in the aggregate, a five percent (5%) interest in the equity of the Company as of the next registered public offering of Common Stock of the Company. The warrants, all of which are exercisable at $0.41 per share, contain anti-dilution provisions and are exercisable for five years and renewable for an additional five years. Mr. Stearns is paid a per diem expense of $1,500 per day or $190 per hour and reimbursement for expenses at cost plus 20%.

     Nace Resources Contract. On August 1, 1996, the Company entered into a Consulting Agreement with Nace Resources, Inc. ("NRI"), an affiliate of Mr. Fuchs, chairman of the Advisory Board. The agreement requires Mr. Fuchs, as designated consultant, to consult and advise the Company with respect to the development and application of the Company's products and proprietary technology. The term of the agreement is for a one year period with an additional renewal period. The Company paid $75,000 to NRI and commencing August 1, 1996, shall pay $20,000 per month. NRI has agreed to defer $5,000 per month until the Company receives $5,000,000 of gross proceeds from an offering of the Company's stock. In addition, the Company will reimburse NRI for expenses.

         In addition to the compensation due under the terms of the consulting agreement, the Company has agreed to grant to NRI warrants to purchase 397,619 shares of Common Stock, subject to adjustment, at an exercise price of $0.41 per share for consulting services. In addition, the Company has granted to NRI warrants to purchase approximately 195,122 shares of Common Stock at an exercise price of $0.41 per share in exchange for providing certain financial advisory services to the Company in 1996. Finally, Mr. Fuchs will be entitled to additional warrants to purchase shares of Common Stock after completion of the next offering. The number of shares granted will depend on the offering price of the Common Stock.

         Promissory Notes. From 1987 through 1995, the Company borrowed money from related parties. In 1996, the Company formalized such borrowings by executing promissory notes to the following related parties:

         An unsecured term note, dated June 30, 1994, payable to Dr. Augustine Cheung, accruing interest at the rate of ten percent (10%) per annum, in the amount of $42,669. The principal and accrued interest shall be due and payable on its maturity date on June 30, 1998.

         An unsecured term note, dated January 26, 1987, payable to Dr. Augustine Cheung, accruing interest at the rate of twelve percent (12%) per annum, in the amount of $78,750. The principal and accrued interest shall be due and payable on its maturity date on January 26, 1998.

         A demand note, dated May 16, 1988, payable to Yu Shai Lai, a relative of Dr. Cheung, accruing interest at the rate of twelve percent (12%) per annum, in the amount of $36,041.

         A demand note, dated October 2, 1990, payable to Ada Lam, a former employee, accruing interest at the rate of twelve percent (12%) per annum, in the amount of $28,502.

         The Company also may have the obligation to execute a promissory note payable to Charles C. Shelton in the face amount of $50,000. The Company has certain offsets available against Mr. Shelton so the final amount to be due under this promissory note is still under negotiation.

         Settlement Agreement. On October 28, 1996, the Company entered into a Settlement Agreement with William O. Cave, a former director of the Company. Under the terms of the Settlement Agreement, the Company paid $30,000 to Mr. Cave and agrees to pay an additional $194,825. The Company is to use its best efforts to pay this sum on or before February 28, 1997. If the balance owing is not paid on or before February 28, 1997, then the outstanding balance shall accrue interest at the rate of 15% per annum. In addition, the Company agreed to grant to Mr. Cave warrants to purchase 56,340 shares of Common Stock at an exercise price of $.50 per share.

         Rescission Agreement. On February 16, 1995, Gao Yu Wen executed a subscription agreement with the Company to purchase 20,000,000 shares of Common Stock at $.50 per share or $10,000,000. The price was paid by paying $2,000,000 cash and property transferring to the Company 9.5% of the outstanding equity of Aestar Fine Chemical Company ("Aestar"). On June 6, 1996 the Company and Gao entered a Redemption Agreement wherein the Company renounced any interest in Aestar and Gao agreed that upon the Company delivery $2,200,000 to Gao he would return return the 20,000,000 shares of the Company. The promise to pay $2,200,000 by November 30, 1996 was secured by all 20,000,000 shares. On October 23, 1996, the Company and Mr. Gao executed a Amendment by which the terms of the Redemption Agreement were modified. Under the terms of the First Amendment, Mr. Gao agreed to immediately convey to the Company certificates representing 16 million shares of Common Stock. The $2,200,000 payment was reduced to $2,160,000 and the timing was extended until December 31, 1996, with an additional three months period at a penalty of 3/4% per month. On October 23, 1996, Mr. Gao conveyed the 16 million shares to the Company.

         On April 26, 1995, the Company entered into an Investment Agreement with Gao whereby the Company transferred $700,000 to Gao to invest as agent of the Company at the rate of no less than 17% per annum. Gao repaid $190,000 by September 30, 1996. The remaining amount has been forgiven as part of the Redemption Agreement.

         Rescission of Ardex Acquisition. On or about March 31, 1995, the Company invested $400,000 in Ardex Equipment, LLC ("Ardex") and paid $50,000 to Charles C. Shelton and Joseph Colino, who were then directors of the Company, in exchange for a 17.1111% interest in Ardex. In 1996, the Company received $50,000 distribution from Ardex. On August 2, 1996, the Company and Ardex entered into a binding Letter of Intent rescinding the Company's investment in Ardex (the "Rescission"). Pursuant to the Rescission, the Company was to receive a 5-year negotiable promissory note for $350,000 bearing interest at 8% per annum. Interest only is paid until the principal becomes due. Principal is due upon the first of the following events to occur: (i) completion of a public or private offering by Ardex of $1,500,000 or more; (ii) 90 days following the year end in sales have been or exceed $3,000,000; (iii) Ardex having a cash balance of $800,000 or more from operations; or (iv) five years from the date of the note. The note is to be secured by a limited guarantee of Charles C. Shelton, Joseph Colino and John Kohlman only to the extent of their interest in Ardex and their options in the Company. In addition, Mr. Shelton is to execute a promissory note for $15,000; Mr. Colino is to execute a note for $22,500; and Mr. Kohlman is to execute a note for $12,000. These notes will be secured by the same security as the Ardex note. Under the terms of the Rescission, all of the previously mentioned notes and ancillary documents were to have been executed on or before August 31, 1996, but none have been delivered to the Company as of the date hereof. The Company is continuing with its efforts to obtain the documents contemplated by the Rescission.

     Legal Fees. Charles C. Shelton, Esq. rendered legal services to the Company throughout the year ended September 30, 1996. Mr. Shelton billed the Company fees totalling $118,204, $92,052 of which was billed by Charles C. Shelton, $10,000 of which was for services as an employee of Company, and $16,152 for expenses.

                                     PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
                  FORM 8-K

(a)(1)            Index to Financial Statements and Supplemental Schedules

Title of Documents                                                   Page No.

         Independent Auditors' Report                                   F-1

         Balance Sheet                                                  F-2

         Statements of Operations                                       F-4

         Statements of Changes in Stockholders' Equity                  F-5

         Statements of Cash Flows                                       F-6

         Notes to Financial Statements                                  F-8

(a)(2) No schedules are provided because of the absence of conditions under which they are required.

(b) Reports on Form 8-K.

The following reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

         On August 28, 1996, the Company filed a report on Form 8-K announcing the execution of the an exclusive license agreement with MMTC.

         On September 6, 1996, the Company filed a report on Form 8-K announcing the appointment of Verle D. Blaha as acting President and Chief Executive Officer of the Company.

         On October 23, 1996, the Company filed a report on Form 8-K announcing the redemption of 16,000,000 shares of the Company's Common Stock from Mr. Gao Yu Wen.

         The Company filed no other reports on Form 8-K during the fourth quarter of its fiscal year ended December 31, 1996.

(c) Exhibits.

The following documents are included as exhibits to this report:


      Exhibit        Description
       Number
        3.1          Articles of Incorporation  of the  Company as filed May 19,
                     1982 with the State of Maryland  Department of  Assignments and Taxation.(1)
       3.1.1         Articles of Amendment  and  Restatement  to the Articles of
                     Incorporation  of the  Company as filed June 21,  1984 with
                     the  State  of  Maryland   Department  of  Assignments  and
                     Taxation.*
       3.1.2         Articles  of  Amendment to the Aritcles of Incorporation of
                     the Company as filed December 14, 1994 with the State of Maryland Department of Assignments and Taxation*
       3.2.1         Amendment to the By-laws of the Company adopted December 9,
                     1994*

      Exhibit        Description
       Number
        9.1          Irrevocable   Proxy   between   Augustine  Y.  Cheung,   as
                     representative  of  the  Company  and Gao Yu Wen  regarding
                     20,000,000  shares  of  Common  Stock  dated  June  6, 1996
                     (pursuant  to  the  Redemption  Agreement,  the  number of
                     shares   governed   by   the  proxy  has  been  reduced  to
                     4,000,000)*
        10.1         Patent   License   Agreement   between   the   Company  and
                     Massachusetts  Institute  of  Technology dated June 1, 1996
                     (Confidential Treatment Requested)*
        10.2         License Agreement  between the Company and MMTC, Inc. dated
                     August 23, 1996 (Confidential Treatment Requested)*
        10.3         Letter Agreement  between the  Company and  H.B.C.I., Inc.
                     dated September 17, 1996*
        10.4         Letter  Agreement  between  the  Company and Herbst, Lazar,
                     Bell, Inc. dated october 4, 1996*
        10.5         Agreement  between  the  Company  and  Stearns   Management
                     Company dated May 28, 1996*
        10.6         Consulting   Agreement   between   the   Company  and  NACE
                     Resources, Inc. dated  August 1, 1996*
        10.7         Settlement  Agreement  between  the  Company and William O.
                     Cave, dated October 28, 1996*
        10.8         Redemption  Agreement between  the Company and Mr. Sun Shou
                     Y. representative of Mr. Gao Yu Wen, dated June 6, 1996 and
                     Letter of Intent between the parties dated May 27, 1996*
        10.9         Amendment among the Company, Sun  Shau Yi,  Ou Yang An, Gao
                     Yu Wen, dated October 23, 1996*
       10.10         Binding Letter of  Intent Concerning  Rescission of  Cheung
                     Laboratories,  Inc.  Investment  in  Ardex  Equipment,  LLC
                     between the Company and Ardex dated August 2, 1996*
       10.11         Letter Agreement between the Company and New Opportunities,
                     Ltd., an  affiliate of  Verle D. Blaha,  dated  August  15,
                     1996*
       10.12         Unsecured  Promissory  Note, dated  June  30, 1994, in  the amount  of  $42,669  and  bearing  interest  at ten percent per annum, payable to Augustine Cheung*
       10.13         Unsecured Promissory Note,  dated January 26,  1987, in the amount  of  $78,750  and  bearing  interest at  the rate of twelve percent, payable to Augustine Cheung*
       10.14         Demand  Promissory  Note, dated  October  2,  1990, in  the amount  of  $28,502  and  bearing  interest  at the rate of twelve percent, payable to Ada Lam*
       10.15         8% Senior Secured Convertible Note*
       10.16         Registration Rights Agreement*
       10.17         Warrant  to  Purchase  Shares  of  Common  Stock  of Cheung
                     Laboratories, Inc.*
       10.18         Certificate  of  Warrant to Purchase Common Stock of Cheung
                     Laboratories, Inc. dated June 1, 1996*
       10.19         Certificate  of  Warrant to Purchase Common Stock of Cheung
                     Laboratories, Inc. dated May 28, 1996*
        21.1         Subsidiaries of the Registrant
        23.1         Consent   of   Stegman   &  Company,   independent   public
                     accountants of the Company*
        27.1         Financial Data Schedule


------------------
* Filed herewith

(1) Pursuant to Rule 12b-32, this exhibit is incorporated herein by reference to the exhibits filed with respect to the Company's Registration Statement on Form S-1, as amended, originally filed on October 17, 1984, Registration No. 2-93826-W.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CHEUNG LABORATORIES, INC.

December __, 1996                              By /s/ Verle D. Blaha
                                                 ---------------------
                                                   Verle D. Blaha
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




      Signature              Title                                 Date


/s/ Verle D. Blaha           Chief Executive Officer,      December __, 1996
--------------------         President and Director
Verle D. Blaha



/s/ John Mon                 General Manager, Treasurer     December __, 1996
---------------------
John Mon



/s/ Dr. Augustine Y. Cheung  Chairman                       December __, 1996
----------------------------
Dr. Augustine Y. Cheung



/s/ Robert F. Schiffmann     Director                       December __, 1996
-------------------------
Robert F. Schiffmann



/s/ Charles C. Shelton       Director                       December __, 1996
-------------------------
Charles C. Shelton



/s/ Joseph M. Colino         Director                       December  _, 1996
-------------------------
Joseph M. Colino

                            CHEUNG LABORATORIES, INC.

                               REPORT ON AUDITS OF
                              FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                        SEPTEMBER 30, 1996, 1995 AND 1994








































    No extracts from this report may be published without our written consent

                                Stegman & Company

                                TABLE OF CONTENTS






INDEPENDENT AUDITORS' REPORT



FINANCIAL STATEMENTS                                             Page


        Balance Sheets                                           1 - 2


        Statements of Operations                                   3


        Statements of Changes in Stockholders' Equity              4



        Statements of Cash Flows                                  5 - 6



NOTES TO FINANCIAL STATEMENTS                                     7 - 15

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Cheung Laboratories, Inc.
Columbia, Maryland


                We have audited the accompanying balance sheets of Cheung Laboratories, Inc., as of September 30, 1996 and 1995, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cheung Laboratories, Inc., as of September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

                The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Towson, Maryland
November 1, 1996

                            CHEUNG LABORATORIES, INC.
                                 BALANCE SHEETS
                           SEPTEMBER 30, 1996 AND 1995

                                     ASSETS


                                                              1996                  1995
                                                        ---------------------------------

CURRENT ASSETS:
  Cash                                                  $  246,931            $    7,238
  Accounts receivable (net of an allowance for
      doubtful accounts of $20,770 and $56,659 in
      1996 and 1995, respectively)                         154,335                137,101
  Interest receivable - related parties                      5,333                    -
  Inventories                                              270,952                301,279
  Prepaid expenses                                           1,669                  7,669
  Other current assets                                      26,755                 25,551
                                                       -----------            -----------

         Total current assets                              705,975                478,838
                                                       -----------            -----------

PROPERTY AND EQUIPMENT - at cost:
  Furniture and office equipment                           176,541                168,777
  Laboratory and shop equipment                             62,228                 74,733
                                                       -----------           ------------
                                                           238,769                243,510
      Less accumulated depreciation                        205,766                197,897
                                                       -----------            -----------

         Net value of property and equipment                33,003                 45,613
                                                       -----------           ------------

OTHER ASSETS:
  Investment in Aestar Fine Chemical Company - at cost   8,000,000              8,000,000
  Investment in Ardex Equipment, L.L.C. - at equity          -                    482,991
  Funds held under investment contract                      40,000                650,000
  Notes receivable - Ardex Equipment, L.L.C.               400,000                  -
  Patent licenses (net of accumulated amortization
      of $37,328 and $26,650 in 1996 and 1995,
      respectively)                                        142,622                 53,300
                                                       -----------           ------------

         Total other assets                              8,582,622              9,186,291
                                                       -----------            -----------

         TOTAL ASSETS                                   $9,321,600             $9,710,742
                                                        ==========             ==========

See accompanying notes.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             1996                   1995
                                                         --------------------------------

CURRENT LIABILITIES:
  Accounts payable - trade                           $    197,190            $   228,360
  Notes payable - related parties, current portion        331,712                463,685
  Accrued interest payable - related parties              339,660                343,265
  Accrued interest payable - other                          8,417                  5,264
  Accrued compensation                                    186,459                352,498
  Accrued professional fees                                76,352                  1,500
  Other accrued liabilities                               100,905                 69,871
  Deferred revenues                                       112,031                115,531
                                                    -------------           ------------

         Total current liabilities                      1,352,726              1,579,974
                                                     ------------           ------------

LONG-TERM LIABILITIES:
  Note payable - related party, due after one year          8,000                  2,000
  Notes payable - private placement                     1,205,000                  -
                                                     ------------         ----------

         Total long-term liabilities                    1,213,000                  2,000
                                                     ------------         --------------

         Total liabilities                              2,565,726              1,581,974
                                                     ------------           ------------


STOCKHOLDERS' EQUITY:
  Capital stock - $.01 par value; 51,000,000 shares
   authorized, 41,206,360 and 39,207,664 issued and
   outstanding for 1996 and 1995, respectively            412,063                392,076
  Additional paid-in capital                           18,555,444             18,014,854
  Accumulated deficit                                 (12,211,633)           (10,278,162)
                                                     ------------           ------------

         Total stockholders' equity                     6,755,874              8,128,768
                                                     ------------           ------------

         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                     $ 9,321,600            $ 9,710,742
                                                      ===========            ===========

                            CHEUNG LABORATORIES, INC.

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


                                                   1996                    1995                   1994
                                         --------------------------------------------------------------

REVENUES:
   Hyperthermia sales and parts             $   134,006             $   157,618             $1,025,651
   Consulting service and repairs                 -                       -                     60,742
   Returns and allowances                       (60,000)                  -                      -
                                            -----------          --------------             ----------

        Total revenues                           74,006                 157,618              1,086,393

COST OF SALES                                    64,406                  67,350                494,946
                                            -----------            ------------            -----------

GROSS PROFIT                                      9,600                  90,268                591,447
                                            -----------            ------------            -----------

OPERATING EXPENSES:
   Selling, general and administrative        1,338,370               1,369,845                704,295
   Research and development                      94,012                  18,546                202,569
                                            -----------            ------------            -----------

        Total operating expenses              1,432,382               1,388,391                906,864
                                            -----------            ------------            -----------

(LOSS) INCOME FROM OPERATIONS                (1,422,782)             (1,298,123)              (315,417)

COSTS INCURRED IN DEVELOPING
   COSMETICS DIVISION                          (471,000)                  -                      -

EQUITY IN LOSS OF ARDEX EQUIPMENT,
   L.L.C.                                           -                   (17,009)                 -

GAIN ON DISPOSITION OF INVESTMENT
   IN ARDEX EQUIPMENT, L.L.C.                    17,009                   -                      -

OTHER INCOME                                     28,808                   8,620                170,997

INTEREST EXPENSE                                (85,506)                (90,805)              (184,700)
                                            -----------            ------------            -----------

LOSS BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                        (1,933,471)             (1,397,317)              (329,120)

INCOME TAXES                                      -                       -                   (128,272)
                                         --------------          --------------            -----------

LOSS BEFORE EXTRAORDINARY ITEM               (1,933,471)             (1,397,317)              (200,848)

EXTRAORDINARY ITEM - Gain due
   to forgiveness of debt (net of tax of
   $128,272 for 1995)                             -                       -                    591,728
                                         --------------          -------------             -----------

NET (LOSS) INCOME                           $(1,933,471)            $(1,397,317)            $  390,880
                                            ===========             ===========             ==========

EARNINGS PER COMMON SHARE:
  Loss before extraordinary item                 $(.049)                 $(.060)                $(.012)
  Extraordinary item                               .000                    .000                   .035
                                                -------                 -------                -------

  Net (loss) income                              $(.049)                 $(.060)                $ .023
                                                 ======                  ======                 ======

See accompanying notes.

                            CHEUNG LABORATORIES, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994




                                                                                 Additional
                                                           Common Stock           Paid-In
                                                      Shares          Amount       Capital           Deficit             Total
                                                   -------------------------------------------------------------------------------


Balances at October 1, 1993                         15,900,000       $159,000     $ 6,766,704     $ (9,271,725)      $(2,346,021)

   Reissuance of retired shares                        219,251          2,192           -                -                 2,192

   Issuance of 2,504,400 shares of
     common stock as payment of
     indebtedness and expenses                       2,504,400         25,044       1,261,363            -             1,286,407

   Net income                                            -              -               -              390,880           390,880
                                               ---------------   ------------ ---------------    -------------     -------------

Balances at September 30, 1994                      18,623,651        186,236       8,028,067       (8,880,845)         (666,542)

   Sale of common stock                             20,003,000        200,030       9,801,470            -            10,001,500

   Issuance of 581,013 shares of
     common stock as payment of
     indebtedness and expenses                         581,013          5,810         185,317            -               191,127

   Net loss                                              -              -              -            (1,397,317)       (1,397,317)
                                                --------------    ----------- ---------------    --------------     -------------

Balances at September 30, 1995                      39,207,664        392,076      18,014,854      (10,278,162)        8,128,768

   Sale of common stock                              1,299,711         12,997         406,513            -               419,510

   Issuance of 698,985 shares of
     common stock as payment of
     indebtedness and expenses                         698,985          6,990         134,077            -               141,067

   Net loss                                              -              -               -           (1,933,471)       (1,933,471)
                                                --------------   ------------ ---------------     -------------     ------------

Balances at September 30, 1996                      41,206,360       $412,063     $18,555,444     $(12,211,633)      $ 6,755,874
                                                    ==========       ========     ===========     =============      ===========

See accompanying notes.

                            CHEUNG LABORATORIES, INC.

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


                                                                               1996               1995              1994
  ----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                         $(1,933,471)      $(1,397,317)         $390,880
  Noncash items included in net (loss) income:
    Funds held under investment contract used
      for cosmetic division expenses                                            471,000             -                 -
    Depreciation and amortization                                                18,545            13,922            13,043
    Bad debt expense                                                             51,397           180,539            11,114
    Gain on disposition of investment in Ardex
      Equipment, L.L.C.                                                         (17,009)            -                 -
    Equity in loss of Ardex Equipment, L.L.C.                                     -                17,009             -
    Forgiveness of debt                                                           -                 -              (720,000)
    Common stock issued for operating expenses                                    9,000           108,926            21,320
  Net changes in:
    Accounts receivable                                                         (68,631)          208,680           (80,423)
    Inventories                                                                  45,327           (80,478)          167,783
    Accrued interest receivable                                                  (5,333)            -                 -
    Prepaid expenses                                                              6,000            (5,875)            5,875
    Other current assets                                                         (1,204)          (25,551)            -
    Accounts payable - trade                                                    (31,170)           15,299            30,842
    Accrued interest payable - related parties                                   53,462            84,889           163,609
    Accrued interest payable - other                                              3,153           (41,163)          (13,133)
    Accrued compensation                                                       (166,039)           51,423           174,802
    Accrued professional fees                                                    74,852          (174,606)            6,848
    Other accrued liabilities                                                    31,033            24,803          (124,497)
    Deferred revenues                                                            (3,500)          105,531            (2,117)
                                                                           ------------      ------------         ----------

         Net cash (used) provided by operating activities                    (1,462,588)         (913,969)           45,946
                                                                            -----------      ------------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Rescission of investment in Ardex Equipment, L.L.C.                           100,000             -                 -
  Purchases of patent licenses                                                 (100,000)            -                 -

  Investment in Ardex Equipment, L.L.C.                                           -              (500,000)            -
  Purchase of property and equipment                                            (10,256)           (5,183)           (3,384)
  Funds invested - investment contract                                            -              (700,000)            -
  Funds returned - investment contract                                          139,000            50,000             -
                                                                           ------------      ------------         ---------

         Net cash provided (used) by investing activities                       128,744        (1,155,183)           (3,384)
                                                                           ------------      -------------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                 1,205,000             -                 -
  Payment on notes payable - related parties                                    (48,973)            -                 -
  Payment on notes payable                                                       (2,000)          (24,000)            -
  Proceeds of stock issuances                                                   419,510         2,001,500             -
                                                                           ------------      ------------       -----------

         Net cash provided by financing activities                            1,573,537         1,977,500             -
                                                                           ------------      ------------       -----------

NET INCREASE (DECREASE) IN CASH                                                 239,693           (91,652)           42,562

CASH AT BEGINNING OF YEAR                                                         7,238            98,890            56,328
                                                                          -------------      ------------         ---------

CASH AT END OF YEAR                                                         $   246,931      $      7,238          $ 98,890
                                                                            ===========      ============          ========

See accompanying notes

Cheung Laboratories, Inc.

For the Years Ended September 30, 1996, 1995 and 1994


                                                                                1996               1995              1994
                                                                             --------------------------------------------

Schedule of noncash investing and financing  transactions:
  Stock issued as debt and accrued interest repayment:
      Notes payable                                                             $75,000           $50,000          $959,230
                                                                                =======           =======          ========

      Accounts payable                                                       $    -             $   -              $ 24,000
                                                                             ==========         =========          ========

      Accrued interest                                                          $57,067           $32,200          $291,666
                                                                                =======           =======          ========

Schedule of  noncash  investing  and  financing  activities:
 Proceeds  of notes payable:
        Increase in notes payable                                            $    -               $25,223          $ 50,000
        Offset of accounts payable                                                -               (25,223)          (50,000)
                                                                              ---------          --------         ---------

           Net cash received                                                 $    -             $   -           $     -
                                                                             ==========         =========       ===========

      Payment on notes payable:
        Decrease in notes payable                                               $25,223           $24,000        $    -
        Offset of accounts receivable                                           (25,223)            -                 -
                                                                              ---------        ----------       ----------

           Net cash paid                                                     $    -               $24,000       $     -
                                                                             ==========           =======       ==========

Acquisition of a 9.5% interest in the Aestar Fine
   Chemical Company in exchange for
      16,000,000 shares of common stock                                      $    -            $8,000,000        $    -
                                                                             ==========        ==========        =========

   Rescission of investment in Ardex Equipment,
      L.L.C. in exchange for notes receivable                                  $400,000         $   -            $    -
                                                                               ========         =========        =========

Cash paid during the year for:
   Interest                                                                     $45,000           $47,079           $33,991
                                                                                =======           =======           =======

   Income taxes                                                               $   -             $   -             $   -
                                                                              =========         =========         =========




See accompanying notes.

                            CHEUNG LABORATORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994




1.    DESCRIPTION OF BUSINESS

     Cheung Laboratories, Inc. (the "Company") is in the business of providing hyperthermia products for medical applications. The Company markets its products internationally and was classified as a development stage company until October 1, 1989.

            In an effort to diversify the Company's operations and investments, the Company acquired an interest in the Aestar Fine Chemical Company ("Aestar") in 1995. Aestar is located in the City of Zhongshan, China, and operates in the cosmetic and fine chemicals business. The Company's previous business plan relating to this investment was to use the dividend income it anticipated to receive from Aestar for development of cosmetics and fine chemical joint ventures. Subsequently, in 1996 the Company has reached an agreement with Aestar to rescind this agreement.

            Additionally, the Company has rescinded its interest in Ardex Equipment, L.L.C., (Ardex) which operates in the industrial plumbing equipment business.

2.    GOING CONCERN UNCERTAINTY

            The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations.

            Further, at September 30, 1996, current liabilities exceed current assets by $646,754. The Company has defaulted on a substantial majority of its loan agreements because cash flow is insufficient to make principal and interest payments on a timely basis. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations.

            During 1996, in an attempt to focus its resources on its core business, the Company rescinded its investment in Ardex and entered into an agreement to rescind its investment in Aestar. The rescission of Aestar has been disclosed in the notes to the financial statements as a subsequent event and it had a significant impact on the Company's financial condition and stockholder's equity. See note 14 for a further impact of the rescission.

            Despite these efforts, working capital deficits continue as the majority of cash funds raised during 1996 was in the form of the issuance of capital stock and deft financing through private placement.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Accounts Receivable

                 Accounts receivable consist of the following:

                                                     1996            1995
                                                  --------------------------

                 Trade receivables                  $138,465      $192,444
                 Related party receivables:
                   Microfocus                          1,910         1,316
                   Ardex Equipment, L.L.C.            34,730         -
                 Allowance for doubtful accounts     (20,770)      (56,659)
                                                   ---------     ---------
                                                    $154,335      $137,101
                                                    ========      ========

            Inventories

                 Inventories are stated at the lower of cost or market. Cost is determined using the average cost matters. Inventories are comprised of the following at September 30:

                                                      1996           1995
                                               -----------------------------

                Materials                         $169,752       $220,553
                Work-in-process                     46,062         52,449
                Finished products                   55,138         28,277
                                                 ---------      ---------

                                                 $270,952        $301,279
                                                  ========       ========

             Property and Equipment

                   Depreciation is computed using the straight-line method for financial reporting and accelerated methods for tax reporting purposes.
Depreciation is computed over the estimated useful lives of the assets as follows:

            Furniture and office equipment         5 years
            Laboratory and shop equipment          5 years

                   Depreciation expense for the years ended September 30, 1996, 1995 and 1994 was $7,868, $7,259 and $6,380 respectively. Major renewals and betterments are capitalized at cost, and ordinary repairs and maintenance are charged against operations as incurred. Related costs and accumulated depreciation are eliminated from the accounts upon disposition of an asset and the resulting gain or loss is reflected in the statement of operations and accumulated deficit.

             Investments - at Equity

                   Investments in which the Company has a 20% to 50% interest or otherwise exercises significant influence are carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses. Otherwise, investments are carried at cost and dividend income is recognized as earned in other income.

             Patent Licenses

                   The Company has purchased several licenses to use the rights to patented technologies. Patent licenses are amortized straight-line over the remaining patent life. Amortization expense for the years ended September 30, 1996, 1995 and 1994 was $10,678, $6,663 and $6,663, respectively.

             Revenue Recognition

                   Revenue is recognized when systems, products or components are shipped and when consulting services are rendered. Deferred revenue includes customer deposits received on contingent sale agreements.

             Research and Development

                   Research and development costs are expensed as incurred. Equipment and facilities acquired for research and development activities which have alternative future uses are capitalized and charged to expense over their estimated useful lives.

             Net Income (Loss) Per Share

                   Net income (loss) per share is computed based upon common shares outstanding during the periods after giving retroactive effect to all stock splits and conversions. Net income (loss) is based on the actual weighted average number of common shares outstanding during the period of 39,499,650 for 1996, 23,466,070 for 1995, and 16,912,978 for 1994.

             Use of Estimates

                   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.     PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

             Accounting for the Impairment of Long-Lived Assets

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, (SFAS No. 121). SFAS No. 121 requires that assets to be held and used be evaluated for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. SFAS No. 121 also requires that assets to be disposed of be reported at the lower of cost or fair value less selling costs. Implementation of SFAS No. 121 is not expected to have a material impact on the results of operations or financial position. SFAS No. 121 is effective for the Company as of October 1, 1996.

             Accounting for Stock Based Compensation

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS No. 123), which is effective for the Company's year ending September 30, 1997. SFAS No. 123 allows companies either to continue to account for stock-based employee compensation plans under existing accounting standards or to adopt a fair-value-based method of accounting as defined in the new standard. The Company will follow the existing accounting standards for these plans, but will provide pro forma disclosure of net income and earnings per share as if the expense provisions of SFAS No. 123 had been adopted. Implementation of SFAS No. 123 is not expected to have a material impact on results of operations or financial condition.

5.     RELATED PARTY TRANSACTIONS

             Notes Receivable - Related Parties

                   Notes receivable due from related parties consist of the following:

                                                     1996         1995
                                               ------------------------

   Term note due August 31, 2001 from Ardex
     Equipment, L.L.C., accruing interest at
     8% per annum.                               $350,000        $   -

   Term note due August 31, 2001 from the
     principals of Ardex Equipment, L.L.C.,
     accruing interest at 8% per annum.            50,000            -
                                                ---------       ------

                                                 $400,000        $   -
                                                 ========        =====

             Notes Payable - Related Parties

                   Notes payable to related parties as of September 30 are comprised of the following:

                                                                1996                 1995
                                                             ----------------------------

     Term note payable to an officer and stockholder of
       the Company, accruing interest at 10% per annum.     $ 42,669              $42,669

     Term notes payable to an officer and stockholder of
       the Company, accruing interest at 12% per annum.       78,750               85,000

     Demand note payable to relative of an officer and
       stockholder of the Company, accruing interest at
       12% per annum.                                         36,041               36,041

     Demand note payable to related party of remainder
       of funds borrowed for discontinued project, note
       bears interest at 12% per annum.                       28,502               28,502

     Term notes payable to interested parties of the
       Company accruing interest at 9 to 12%
       per annum.                                            103,750              223,473

     Term note payable to stockholder of the Company
       accruing  interest at 10% per annum payable in
       monthly  payments of $2,000 for 25 months. The
       note is secured by all accounts receivable and
       general intangibles of the Company.                    50,000               50,000
                                                           ---------            ---------
                                                             339,712              465,685
        Less current portion                                 331,712              463,685
                                                           ---------            ---------

     Long-term portion - due in 1997                        $  8,000            $   2,000
                                                            ========            =========


                 Interest accrued on these notes amounted to $339,660 and $343,265 at September 30, 1996 and 1995, respectively.

            Notes Payable - Private Placement

                 During the year ended September 30, 1996, the Company issued $1,205,000 in senior secured convertible notes accruing interest at 8% per annum. The notes and accrued interest have priority over payment of any other indebtedness of the Company. On or after the next private offering, or upon maturity, whichever shall first occur, the holder may elect to convert the principal amount and any accrued interest into common stock at an option price of $.41 per share or can elect to be repaid from the proceeds of the private offering. The notes mature and become due the earlier of the next private offering or December 31, 1997. Interest accrued on these notes amounted to $1,262 at September 30, 1996.

6.    INVESTMENT IN AESTAR FINE CHEMICAL COMPANY - AT COST

            During 1995, the Company acquired a 9.5% equity interest in Aestar Fine Chemical Company (Aestar) in exchange for 16,000,000 shares of its common stock. The investment is carried at cost, as measured by the $.50 per share fair market value of the 16,000,000 shares of the Company's common stock. There were no dividends received during the years ended September 30, 1996 and 1995. The common stock of Aestar is not actively traded, therefore the market value of this investment is not readily determinable. The Company has subsequently entered into an agreement to rescind this investment. See note 14 to the financial statements.

7.    INVESTMENT IN ARDEX EQUIPMENT, L.L.C. - AT EQUITY

            The Company purchased a 19.25% equity interest in Ardex Equipment, L.L.C. (Ardex) in 1995. The investment is carried at cost, adjusted for the Company's proportionate share of Ardex's loss from the purchase date through September 30, 1995. Ardex is not actively traded, therefore the market value of this investment is not readily determinable. During 1996, the Company entered into an agreement to rescind its investment in Ardex, the effects of which are reflected in these financial statements.

8.    FUNDS HELD UNDER INVESTMENT CONTRACT

            During 1995, the issuance of 20,000,000 shares of common stock to Mr. Gao Yu Wen enabled Mr. Gao to obtain a majority interest in the Company. Mr. Gao has essentially recapitalized the Company through this investment of $2,000,000 in cash and an $8,000,000 interest in Aestar. Pursuant to the terms of an investment agreement between the Company and Mr. Gao, the Company has invested surplus working capital funds in Hong Kong and China. At September 30, 1995, the Company had drawn $50,000 from the account, reducing the balance to $650,000. The balance as of September 30, 1996 has been further reduced to $40,000 to reflect $471,000 in costs incurred by Mr. Gao while developing a cosmetic division in Hong Kong on behalf of the Company, per an agreement, subsequently entered into to rescind the investment in Aestar Fine Chemical Company.

9.    INCOME TAXES

            Income tax expense on (loss) income before extraordinary item differs from that computed at the federal income tax rate as follows:

                                                 1996         1995        1994
                                           ------------------------------------

   Income tax (benefit) at statutory rate
    (34%)                                   $(657,380)   $(475,088)   $(128,272)
   Tax benefits not recognized                657,380      475,088         -
                                            ---------    ---------     --------

   Income tax (benefit) expense             $     -      $     -      $(128,272)
                                          ===========    =========    =========

            The tax benefit of net operating losses has been completely offset by a valuation allowance until the Company demonstrates earnings that would utilize the net operating loss carryforwards. The 1994 tax benefit resulted from utilizing net operating loss carryforwards as a result of a gain from the forgiveness of debt. At September 30, 1996, the Company has net operating loss carryforwards exceeding $10,000,000. These carryovers expire in various amounts through the period 1997 to 2011. Due to the sale of stock to the majority stockholder, the use of the net operating losses will be subject to an annual limitation.

10.         COMMON STOCK

            During the year ended September 30, 1996, the Company issued 1,299,711 shares of common stock for $419,510, 689,985 shares were issued to extinguish debt, and 9,000 shares were issued as payments for various operating expenses.

            During the year ended September 30, 1995, the Company issued 20,000,000 shares of common stock in exchange for $2,000,000 in cash and $8,000,000 as a 9.5% interest in the Aestar from an investor. This transaction enabled the investor to obtain a majority interest in the Company's common stock. Additionally, the Company issued 3,000 shares of common stock for $1,500, 360,000 shares were issued to extinguish debt, and 221,000 shares were issued as payments for various operating expenses.

            During the year ended September 30, 1994, the Board of Directors and stockholders authorized the issuance of 35,100,000 additional shares of common stock. In addition 219,251 of retired shares were reissued, 2,174,800 shares were issued to extinguish debt and 329,600 shares were issued as employee wages.

11.         STOCK OPTIONS AND WARRANTS

            The Company has granted stock options to certain employees on a periodic basis at the discretion of the Board of Directors. Options are granted at market value at the date of the grant and are immediately exercisable. Following is a summary of stock options as of and for the year ended September 30, 1996:

     For the year ended September 30, 1996:

          Share options granted                             2,420,000
          Price range of share options granted             $.35 to $.41
          Options exercised                                   100,000
          Price range of shares exercised                  $.35 to $.41

     As of September 30, 1996:

          Unexercised options outstanding                  2,850,000
          Weighted average exercise price                      $.34
          Price range of outstanding options               $.25 to $.41

            As of September 30, 1996 there were warrants outstanding to purchase 3,320,715 shares of the Company's stock at a price of $.41 per share. The Company is also obligated to sell additional shares to certain individuals at a price based on future stock sales by the Company.

12.         COMMITMENTS AND CONTINGENCIES

            Potential Liability and Insurance

            In the normal course of business, the Company may be subject to warranty and product liability claims on its hyperthermia equipment. Currently, the Company does not have a product liability insurance policy in effect although management does anticipate obtaining such coverage when adequate financial resources are available. The assertion of any product liability claim against the Company, therefore, may have an adverse effect on its financial condition. As of September 30, 1996, no product, warranty claims or other liabilities against the Company have been asserted.

            Warranty Reserve

                 The Company warrants its hyperthermia units to be free from defects in material and workmanship under normal use and service for the period of one year from the date of shipment. Claims have been confined to basic repairs. Given the one year limitation of the warranty, management has elected to not set up a warranty reserve but, instead, to expense repairs as costs are incurred.

13.         GAIN ON EXTINGUISHMENT OF DEBT

            The 1994 extraordinary gain of $591,728 (net of income taxes) results from the forgiveness of notes payable and accrued interest.

14.         SUBSEQUENT EVENT - STOCK REDEMPTION

            On October 23, 1996, the Company, based on the provisions of an agreement reached on June 6, 1996, redeemed 16,000,000 shares of its common stock.

            The redemption provided for the Company to return its investment in Aestar Fine Chemical Company (valued at $8,000,000 on the Company's September 30, 1996 balance sheet) and to relinquish its rights to the funds held under investment contract ($40,000 at September 30, 1996) in order to affect the transaction. This transaction has a significant impact on the financial position, current ratios and stockholders' equity of the Company. If the foregoing transaction had occurred on or before September 30, 1996, total assets would have been reduced by $8,040,000, and stockholders' equity would have decreased by $8,040,000, resulting in a total negative stockholders' equity of $(1,284,126).

            As part of this agreement, the Company has the option to redeem an additional 4,000,000 shares owned by the Gao Group if a payment of $2,160,000 is made on or before December 31, 1996. This deadline may be extended until March 31, 1997 with the payment of an .75% monthly interest factor.

15.  SUBSEQUENT EVENT - PURCHASE OF PORTABLE X-RAY TECHNOLOGY

            On August 28, 1996, the Company entered into a termination agreement with Carlton Poor, a representative of Rainbow Ball Development Limited ("Rainbow Ball"). This agreement terminated a previous agreement with Rainbow Ball under which the Company was to share its portable x-ray business line. The termination agreement returns all rights to the portable x-ray business line to the Company in exchange for 355,757 shares of the Company's common stock to be issued in October 1996.

16.  SUBSEQUENT EVENT - TERMINATION OF PURCHASE OPTION

            On April 26, 1995, the Company entered into an agreement to purchase a 50% interest in the United Aerosol and Home Products Company, LTD ("Unisol"), located in Zhongshan, China. Unisol is a specialty chemical and fine chemical aerosol packaging and bottle/can filling business. The purchase price was to be 20% of the appraised value of Unisol equipment, payable in the Company's common stock at the close of business on April 26, 1996. The Unisol acquisition was executed as part of the Gao transaction. This agreement was verbally terminated on October 23, 1996, at the same time that the Company executed the agreement by which the Company redeemed its stock from Mr. Gao.