Form 10-K/A
period 1996-09-30
CHEUNG LABORATORIES INC
filed 1996-12-13
CIK 749647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
(Mark One)

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of November 22, 1996, 25,206,360 shares of the Registrant's Common Stock were issued and outstanding. As of November 22, 1996, the aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $7,977,252 based on the average of the closing bid and asked prices for the Registrant's Common Stock as quoted on the over-the-counter market.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the following documents are incorporated by reference in this Report on Form 10-K: None.

                                     PART I

ITEM 1.  BUSINESS

The Company

Overview

         Cheung Laboratories, Inc. ("CLI" or the "Company") was incorporated in the State of Maryland in 1982 under the name A.Y. Cheung Associates, Inc. The Company changed its name to Cheung Laboratories, Inc. on June 31, 1984. CLI is engaged in developing, licensing and marketing minimally invasive medical devices and systems utilized in the treatment of cancer and in the treatment of genitourinary diseases associated with benign growth of the prostate in older males, the most common being benign prostatic hyperplasia ("BPH"). The Company has recently acquired the right to use technologies which the Company believes have the potential to significantly enhance the capabilities of both its cancer and BPH treatment systems.

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

         The Company recently acquired an exclusive license to use three patents involving a technology known as Adaptive Phased Array ("APA") from the Massachusetts Institute of Technology ("MIT"). APA technology was originally developed for use in microwave radar systems for the U.S. Department of Defense to track targets and to nullify the energy beam from enemy jamming equipment. The Company is incorporating the APA technology into a device based on the current Microfocus 1000 which is currently designated as the Microfocus APA (the "Microfocus APA"). Based upon information currently available, the Company believes the Microfocus APA will allow focusing microwave heat on target tumors inside the body and will nullify undesired heat induced in healthy tissue. The current thermotherapy systems, including the Microfocus 1000, are useful only on superficial cancers. The Microfocus APA will allow thermotherapy treatment to be administered to malignant tumors deep within the body such as lung, pancreatic, breast and prostate cancer. It will be minimally invasive in that one or more thin catheters will be inserted into the tumor and surrounding area to facilitate the placement of sensors and a temperature probe. The sensor acts as a guidance center which generates feedback signals to the system to make adjustment in order to maintain the focus of heat within the tumor even if a patient moves his or her position. The temperature probe maintains proper temperature within the tumor and surrounding areas. The Company is in the engineering stage to develop the commercial applications of the APA technology. The Company is required to seek an investigational device exemption ("IDE") from the FDA to begin patient studies in the United States. Data from such studies will be used to seek PMA which must be received prior to commercial distribution of the Microfocus APA in the United States.

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

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

           The Company's Common Stock is traded on the over-the-counter market. The quotations set forth below reflect inter-dealer prices, do not include retail markups, markdowns or commissions, and may not necessarily represent actual transactions. There were approximately 2,600 holders of record of the Common Stock as of September 30, 1996. The Company has never paid cash dividends on its stock and does not expect to pay any cash dividends in the foreseeable future.

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


                                                 Summary Compensation Table


                              Annual Compensation                                        Long-Term              All Other
                                                                                    Compensation Awards       Compensation
                                                                                                                   ($)
                                                                  Other Annual    Restricted       Stock
Name and                                    Salary      Bonus     Compensation   Stock Awards     Options
Principal Position                Year       ($)         ($)           ($)           ($)           (#)
Augustine Y. Cheung, Chairman     1996     $125,000                                  2,000(1)   400,000(2)
of the Board of Directors         1995     $125,000                                  2,000           -
                                  1994     $114,480                                  2,000       50,000(3)

Verle D. Blaha, President &
Chief Executive Officer           1996        (4)                                    2,000(1)   400,000(5)

Charles C. Shelton                1996     101,728(6)                                2,000(1)   400,000(2)
                                  1995      125,000                                  2,000
                                  1994       50,000                                  2,000
=============================== ======== ============ ==========  =============  =============  ===========  ===============

(1) In each of 1994, 1995 and 1996, Dr. Cheung and Charles Shelton received 2,000 shares of Common Stock for their services as a director.

(2)      In 1996, Dr. Cheung  and  Mr. Shelton  received  an  option to purchase
         400,000 shares at $0.35 per share,  exercisable  on  or  before May 16,
         2001

(3) In 1994, Dr. Cheung received and option to purchase 50,000 shares at $0.125 per share, which he exercised on September 30, 1996.

(4) Mr. Blaha became Chief Executive Officer on September 6, 1996. He is paid at the rate of $175 per hour. The complete terms of his compensation are set forth below under "Employment Contracts and Termination of Employment and Change-in-Control Agreements."

(5) The Company granted an option to purchase 400,000 shares of Common Stock, with an exercise price of $.41 per share, to New Opportunities, Ltd., a company affiliated with Mr. Blaha.

(6) For the fiscal year 1995, Charles Shelton was paid a salary of $125,000. During 1996, Mr. Shelton instead billed the Company $150 per hour. This figure represents the amount that Mr. Shelton billed the Company during fiscal year 1996.

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


[GRAPHIC OMITTED]



Total Return Analysis         09/30/94       09/29/95       09/30/96

Cheung Laboratories, Inc.          $100           $473           $300
Nasdaq Health                      $100           $184           $241
Nasdaq Composite (US)              $100           $138           $164

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

Legal Expenses. Pursuant to an oral agreement between the Company and Charles Shelton, a director and officer of the Company, Charles C. Shelton, P.A., a business affiliated with Charles Shelton, billed the Company for reimbersment of expenses.


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

(c) Exhibits.

The following documents are included as exhibits to this report:


      Exhibit        Description
       Number
        3.1          Articles of Incorporation  of the  Company as filed May 19,
                     1982 with the State of Maryland  Department of  Assignments and Taxation.(1)
       3.1.1         Articles of Amendment  and  Restatement  to the Articles of
                     Incorporation  of the  Company as filed June 21,  1984 with
                     the  State  of  Maryland   Department  of  Assignments  and
                     Taxation.*
       3.1.2         Articles  of  Amendment to the Aritcles of Incorporation of
                     the Company as filed December 14, 1994 with the State of Maryland Department of Assignments and Taxation*
        3.2          By-laws*
       3.2.1         Amendment to the By-laws of the Company adopted December 9,
                     1994*

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

                                               CHEUNG LABORATORIES, INC.

December 9, 1996                              By /s/ Verle D. Blaha
                                                 ---------------------
                                                   Verle D. Blaha
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




      Signature              Title                                 Date


/s/ Verle D. Blaha           Chief Executive Officer,      December 9, 1996
--------------------         President and Director
Verle D. Blaha



/s/ John Mon                 General Manager, Treasurer     December 9, 1996
---------------------
John Mon



/s/ Dr. Augustine Y. Cheung  Chairman                       December 6, 1996
----------------------------
Dr. Augustine Y. Cheung



/s/ Robert F. Schiffmann     Director                       December 9, 1996
-------------------------
Robert F. Schiffmann



/s/ Charles C. Shelton       Director                       December 9, 1996
-------------------------
Charles C. Shelton



/s/ Joseph M. Colino         Director                       December 9, 1996
-------------------------
Joseph M. Colino

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