Form 10-Q
period 1996-12-31
CHEUNG LABORATORIES INC
filed 1997-02-14
CIK 749647

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q
(Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period ended December 31, 1996

                                      or

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

Registrant's telephone number, including area code (410) 290-5390
Securities registered pursuant to Section 12(b) of the Act:    None
Securities registered pursuant to Section 12(g) of the Act:    Common Stock,
                                                    par value $.01 per share
                                                        (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes ___X___    No _______

    As of December 31, 1996, the Registrant had outstanding 25,258,360 shares of Common Stock, $.01 par value.

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          CHEUNG LABORATORIES, INC.
                               BALANCE SHEETS
          December 31, 1996(unaudited) and September 30, 1996(audited)

                                   ASSETS


                                                    12/31/1996     9/30/1996
                                                    ----------     ---------

CURRENT ASSETS:
   Cash                                                 $9,807      $246,931
   Accounts receivable (net of an allowance for
    doubtful accounts of $21,710 and $20,770 on
    12/31/1996 and 9/30/1996 respectively)             186,395       154,335
   Interest receivable - Ardex                          13,440         5,333
   Inventories                                         313,142       270,952
   Prepaid expenses                                      1,669         1,669
   Other current asset                                  26,755        26,755
                                                       -------       -------
         Total current assets                          551,208       705,975
                                                       -------       -------
PROPERTY AND EQUIPMENT - at cost:
   Furniture and office equipment                      176,541       176,541
   Laboratory and shop equipment                        62,228        62,228
                                                       -------       -------
                                                       238,769       238,769
       Less accumulated depreciation                   207,819       205,766
                                                       -------       -------
           Net value of property and equipment          30,950        33,003
                                                       -------       -------
OTHER ASSETS:
   Investment in Aestar Fine Chemical Company -
      at cost                                                0     8,000,000
   Funds held under investment contract                      0        40,000
   Notes receivable - Ardex Equipment, L.L.C.          400,000       400,000
   Patent licenses (net of accumulated
      amortization of $41,077 and $37,328 on
      12/31/1996 and  9/30/1996, respectively)         138,873       142,622
                                                       -------       -------
      Total other assets                               538,873     8,582,622
                                                       -------     ---------

      TOTAL ASSETS                                  $1,121,031    $9,321,600
                                                    ==========    ==========



                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    12/31/1996     9/30/1996
                                                    ----------     ---------

CURRENT LIABILITIES:
    Accounts payable - trade                          $307,935      $197,190
    Notes payable - related parties, current
        portion                                        331,712       331,712
    Accrued interest payable - related parties         244,166       339,660
    Accrued interest payable - other                    32,517         8,417
    Accrued compensation                               235,867       186,459
    Accrued professional fees                           76,352        76,352
    Other accrued liabilities                          221,152       100,905
    Deferred revenues                                  112,031       115,531
                                                       -------       -------
                Total current liabilities            1,561,732     1,352,726
                                                     ---------     ---------
LONG-TERM LIABILITIES:
    Note payable - related party, due after
        one year                                         8,000         8,000
    Notes payable - private placement                1,205,000     1,205,000
                                                     ---------     ---------
                Total long-term liabilities          1,213,000     1,213,000
                                                     ---------     ---------

                Total liabilities                    2,774,732     2,565,726
                                                     ---------     ---------

STOCKHOLDERS' EQUITY:
    Capital stock - $.01 par value; 51,000,000
    shares authorized, 25,258,360 and 41,206,360
    issued and outstanding for 12/31/1996 and
    9/30/1996, respectively                            252,583       412,063
    Additional paid-in capital                      10,743,607    18,555,444
    Accumulated deficit                            (12,649,890)  (12,211,633)
                                                   ------------  ------------
                 Total stockholders' equity         (1,653,701)    6,755,874
                                                   ------------  ------------
                 TOTAL LIABILITIES AND
                    STOCKHOLDERS' EQUITY             $1,121,031   $9,321,600
                                                     ==========   ==========

See accompanying notes.

                          CHEUNG LABORATORIES, INC.
                          STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                            Three Months Ended December 31,
                                                   1996               1995

REVENUES:
    Hyperthermia sales and parts                  $94,040           $1,000
                                                  -------           ------
        Total revenue                              94,040            1,000

COST OF SALES                                      31,863              445
                                                   ------              ---
GROSS PROFIT                                       62,177              555
                                                   ------              ---
OPERATING EXPENSES:
    Selling, general and administrative           396,276          226,054
    Research and development                       42,234            7,610
                                                  -------          -------
             Total operating expenses             438,510          233,664
                                                  -------          -------
(LOSS) INCOME FROM OPERATIONS                    (376,333)        (233,109)

LOSS IN INVESTMENT FUND                           (40,000)             0

OTHER (EXPENSE) INCOME                             16,578            1,556

INTEREST EXPENSE                                  (38,501)         (21,647)
                                                  --------         --------
LOSS BEFORE INCOME TAXES                         (438,257)        (253,200)

INCOME TAXES                                          0                0
                                                ----------       ----------
NET (LOSS) INCOME                               $(438,257)       $(253,200)
                                                ==========       ==========
NET LOSS PER COMMON SHARE                          (0.017)          (0.006)

WEIGHTED AVERAGE SHARES OUTSTANDING            25,237,249       39,328,404

See accompanying notes.

                            CHEUNG LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                           Three Months Ended December 31,

                                                     1996          1995


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                 (438,257)     ($253,200)
 Noncash items included in net (loss) income:
       Loss in investment fund                       40,000         40,000
  Depreciation and amortization                       3,133            661
  Bad debt expense                                        0             10

Net changes in:
  Accounts receivable                               (32,060)       (11,228)
  Inventories                                       (42,190)        (6,466)
  Accrued interest receivable                        (8,107)           0
  Prepaid expenses                                      0             (500)
       Accounts payable-trade                       110,745          2,798
  Accrued interest payable - related parties        (95,494)       (17,861)
  Accrued interest payable - other                   24,100          1,892
  Accrued compensation                               49,408         19,683
  Accrued professional fees                             0            1,500
  Other accrued liabilities                         120,247          2,249
                                                    -------          -----
             Net cash (used) provided by
                  operating activities             (268,475)     ($199,210)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                 0             (150)
     Funds returned - investment contract               0          119,000

     Net cash provided (used) by investing
             activities                                 0          118,850

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment on notes payable                           0          (16,000)
 Proceeds of stock issuances                         31,351        113,677
                                                     ------        --------
     Net cash provided by financing activities       31,351         97,677

NET INCREASE (DECREASE) IN CASH                    (237,124)        17,317

CASH AT BEGINNING OF PERIOD                         246,931          7,238
                                                    -------          -----
CASH AT END OF PERIOD                                $9,807        $24,555
                                                     ======        =======

Noncash transaction
  Redemption of 16,000,000 shares
  by rescinding 9.5% interest in Aestar
  Fine Chemical Company                         ($8,000,000)            0

See accompanying notes.

                         CHEUNG LABORATORIES, INC.
                       NOTES TO FINANCIAL STATEMENTS


Note 1. Basis of Presentation

    The information presented for the three month periods ended December 31, 1995 and December 31, 1996 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that Cheung Laboratories, Inc.'s (the "Company") management believes to be necessary for the fair presentation of results for the periods presented. The September 30, 1996 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended September 30, 1996, which were included as part of the Company's Report on Form 10-K.

Note 2. Common Stock Outstanding and Per Share Information

    Per share data is based on the weighted average number of shares of Common Stock outstanding during each of the periods. The weighted average shares outstanding decreased to 25,237,249 shares from 39,328,404 for the three months ended December 31, 1996 and December 31, 1995, respectively. The decrease was due to the retirement of the 16,000,000 shares the Company redeemed from an investor. On February 16, 1995, Gao Yu Wen executed a subscription agreement with the Company to purchase 20,000,000 shares of Common Stock at $.50 per share or $10,000,000. The price was paid by paying $2,000,000 cash and property transferring to the Company 9.5% of the outstanding equity of Aestar Fine Chemical Company ("Aestar"). On October 23, 1996, the Company redeemed 16,000,000 shares of its common stock from Mr. Gao by rescinding its equity interest in Aestar. The 16,000,000 shares were subsequently retired. The 16,000,000 shares and the unexercised warrants and options are not included in the calculation of the per share data.

Note 3. Inventories

    Inventories are carried at the lower of actual cost or market and cost is determined using the average cost matter. The components of inventories at September 30 and December 31, 1996 are as follows:

                              12/31/1996              9/30/1996


      Finished products          $63,723                $55,138
      Work in process             53,234                 46,062
      Materials                  196,185                169,752
                                --------               --------
                                $313,142               $270,952
                                ========               ========


Note 4. Subsequent Event

   On January 7, 1997, the Company offered the following: (i) up to an aggregate of $300,000 of its 8% Senior Secured Convertible Promissory Notes (the "Offering Notes") for sale (the "Offering") and warrants to purchase Common Stock of the Company ("Warrants") to accredited investors; and (ii) to rescind its 1996 sale of 8% Senior Secured Convertible Promissory Notes ("Rescission Notes") and underlying warrants (Rescission Warrants") for an aggregate amount of $1,205,000 (the Rescission Offer"). As of February 13, 1997, the status of the transaction is as follows: Rescission for $1,090,000 has been rejected and remains as an investment under the new terms, amount for $115,000 has been rescinded and will be refunded.

Item 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS


   The statements in this report that relate to future plans, events or performance are forward-looking statements. Actual results, events or performance may differ materially due to a variety of factors, including the factors described on the Form 10-K for the year ended September 30, 1996. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

   Cheung Laboratories, Inc. is engaged in developing, licensing and marketing minimally invasive medical devices and systems utilized in the treatment of cancer and genitourinary diseases associated with benign growth of the prostate in older males, the most common being benign prostatic hyperplasia ("BPH"). The Company has recently acquired the right to use technologies which the Company believes have the potential to significantly enhance the capabilities of both its cancer and BPH treatment systems.

   The Company's current cancer treatment system is the Microfocus 1000, which is designed to increase the efficacy of existing cancer treatment modalities, including external beam radiation, interstitial radiation, brachytherapy and chemotherapy. The Microfocus 1000 has Food and Drug Administration ("FDA") pre-market approval ("PMA") and has been marketed by the Company since 1989.

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

   The Company's current BPH system is the Microfocus 800(Microfocus 800) which utilizes a non-surgical catheter-based therapy that incorporates proprietary microwave technology and is designed to preferentially heat diseased areas of the prostate to a temperature sufficient to cause cell death in those areas. The Company does not have an IDE or PMA on its current BPH system and it is therefore not currently available for commercial distribution in the United States. The Microfocus 800 is manufactured in Canada and is approved for export from Canada.

   The Company has recently acquired by license patented compression technology from MMTC, Inc. ("MMTC") which is being incorporated into the current Microfocus 800. The new device consists of a microwave antenna combined with a balloon mechanism which expands to compress the walls of the urethra as the prostate is heated. The Company believes the compression technology will provide the following advantages: Immediate relief, no drainage catheter required, more efficient therapeutic temperatures, minimum discomfort, allows use of lower temperatures and minimizes urethral damage. The Company is in the engineering stage to develop a commercial application of the technology. The device will also require the Company to seek an IDE and PMA from the FDA prior to any commercial sales of the device in the United States. The Company has conducted preclinical evaluations on its new device and is now waiting for protocol from its principal investigator to obtain data for the filing of an IDE with the FDA to allow restricted sales of systems to hospitals in the United States.

   The Company's objective is to establish itself as a leader in the design, development, and marketing of clinically effective minimally-invasive thermotherapy solutions for the treatment of cancer and for urological disorders. The Company's focus is to integrate new technology recently acquired by the Company to significantly expand the capabilities and market for its products and increase efforts for FDA approval of all products. Key elements to achieve the broadened strategy are to (i) develop products for the oncology market, (ii) focus on the large and growing urology market,
(iii) develop new marketing strategies and relationships based upon selling services and sharing treatment revenue, (iv) establish strategic partnerships, (v) maintain technological leadership and protect technology advantages through patents and (vi) seek early regulatory approvals in target markets.

Results of Operations

Three Month Ended December 31, 1995 and 1996

   Revenue increased to $94,040 in the three months ended December 31, 1996 from $1,000 in the same period in the prior fiscal year. The increase was due primarily to increased sales of Microfocus products. With the renewed focus on the development and sale of the Microfocus products, the Company anticipates that sales of its thermotherapy systems will account for all sales in the foreseeable future. The Company will focus on developing its new products. Increased sales of products are not expected until the new technologies are developed and approved for sale by governmental regulatory agencies.

   Cost of product sales increased to $31,863 in the three months ended December 31, 1996 from $445 in the three months ended December 31, 1995 due to increased sales volume.

   Research and development expense increased to $42,234 in the three months ended December 31, 1996 from $7,610 in the three months ended December 31, 1995 due to increased emphasis on technology enhancements. The Company expects to significantly increase its expenditures for research and development to fund the development or enhancement of products by incorporating the APA technology and the MMTC technology.

   Selling, general and administrative expenses increased in amount to $396,276 in the three months ended December 31, 1996 from $226,054 in the three months ended December 31, 1995. The increase was primarily due to activities relate to restructuring of the Company. The Company expects selling and marketing expense to increase substantially as it expands its advertising and promotional activities and increases its marketing and sales force, principally for the commercialization of its thermotherapy systems.

   Interest expense increased to $38,501 in the three months ended December 31, 1996 from $21,647 in the three months ended December 31, 1995.

Liquidity and Capital Resources

   Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $12,649,890 at December 31, 1996. The Company has funded its operations primarily through the sale of equity securities. At December 31, 1996, the Company had cash, cash equivalents and short-term investments aggregating approximately $9,807. Net cash used in the Company's operating activities was $268,475 for the three months ended December 31, 1996.

   The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts, including seeking FDA approval for the domestic sale of the Company's products, expand its sales and marketing activities. The Company expects that its existing capital resources will not be adequate to fund the Company's operations through the next twelve months. The Company is dependent on raising additional capital to fund its development of technology and to implement its business plan. Such dependence will continue at least until the Company begins marketing its new technologies. The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of the thermotherapy systems progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies and clinical trials, the cost and timing of manufacturing scale-up, the development of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of its products. To the extent that funds generated from the Company's operations are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. The Company does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations will be materially and adversely effected.

                   PART II OTHER INFORMATION

Item 1. Legal Proceedings

none.

Item 2. Change in Securities

On February 16, 1995, Gao Yu Wen executed a subscription agreement with the Company to purchase 20,000,000 shares of Common Stock at $.50 per share or $10,000,000. The price was paid by paying $2,000,000 cash and property transferring to the Company 9.5% of the outstanding equity of Aestar Fine Chemical Company ("Aestar"). On October 23, 1996, the Company redeemed 16,000,000 shares of its common stock from Mr. Gao by rescinding its equity interest in Aester. The 16,000,000 shares were retired. This transaction was reported on the Form 10-K for the year ended September 30, 1996. In the three months ended December 31, 1996, the Company issued 52,000 shares of commons stocks. The Company also issued warrants to purchase 56,340 common shares in the same period.

Item 3. Defaults upon Senior Securities

none.

Item 4.   Submission of Matters to a Vote of Securities Holders

none.

Item 5. Other Information

none

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

none

(b) Reports on From 8-K

As of February 13, 1997, two reports on Form 8-K have been filed since October 1, 1996.

   On November 7, 1996, a report on Form 8-K was filed pertaining the redemption and cancellation of 16,000,000 shares of the Registrant's Common Stock. On January 27, 1997, a report on Form 8-K was filed pertaining the resignation of Charles C, Shelton as a Board Director of the Registrant.



                                SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   DATE: February 8, 1997         Cheung Laboratories, Inc.
                   ----------------------         -------------------------
                                                      (Resgitrant)



                                              /s/ Verle D. Blaha

                                            ---------------------------
                                              Verle D. Blaha
                                              President and Chief
                                              Executive Officer
                                              (Duly Authorized Officer)



                                              /s/ John Mon

                                            ---------------------------
                                               John Mon
                                               Treasurer
                                               (Principal Financial Officer)