Form 10-Q/A
period 1996-12-31
CHEUNG LABORATORIES INC
filed 1997-05-13
CIK 749647

[ARTICLE] 5


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ___________________________


                                      FORM 10Q/A


                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



Date of Submission                                                May 5, 1997



                              CHEUNG LABORATORIES, INC.


                                       MARYLAND



2-93826-W                                                  52-1256615
(Commission File Numbe                (IRS Employer Identification Number)




10220 Old Columbia Road Suite I Columbia, MD 21046   Phone: (410) 290-5390

May 5, 1997


Securities & Exchange Commission
Corporate Finance Division
Chief Counsel's Office
450 Fifth Street, N.W.
Washington, DC 20549-1007

RE: Cheung Laboratories, Inc.
      SEC File No. 2-93826-W

Please find the attached Financial Data Schedule for the Quarter ended December 31, 1996. Should you have any questions, please give us a call.

Very truly yours,


\s\ Augustine Y. Cheung
Augustine Y. Cheung
Chairman of the Board

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          SEP-30-1996
[PERIOD-END]                               DEC-31-1996
[CASH]                                           9,807
[SECURITIES]                                         0
[RECEIVABLES]                                  199,835
[ALLOWANCES]                                         0
[INVENTORY]                                    313,142
[CURRENT-ASSETS]                               551,208
[PP&E]                                         238,769
[DEPRECIATION]                                 207,819
[TOTAL-ASSETS]                               1,121,031
[CURRENT-LIABILITIES]                        1,561,732
[BONDS]                                      1,213,000
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                   (1,653,701)
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                 1,121,031
[SALES]                                         94,040
[TOTAL-REVENUES]                                94,040
[CGS]                                           31,863
[TOTAL-COSTS]                                  438,510
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              38,501
[INCOME-PRETAX]                              (438,257)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 (438,257)
[EPS-PRIMARY]                                  (0.017)
[EPS-DILUTED]                                  (0.013)

[TEXT]



                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                                    CHEUNG LABORATORIES, INC.


Date: May 5, 1997                                By: \s\ Augustine Y. Cheung
                                                     Augustine Y. Cheung
                                                     Chairman of the Board