Form 10-Q
period 1997-03-31
CHEUNG LABORATORIES INC
filed 1997-05-19
CIK 749647

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended March 31, 1997

                                      or

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



    As of March 31,1997, the Registrant had outstanding 25,727,775 shares of Common Stock, $.01 par value.

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

                           CHEUNG LABORATORIES, INC.
                                BALANCE SHEETS
           March 31, 1997(unaudited) and September 30, 1996(audited)

                                    ASSETS

                                                      3/31/1997     9/30/1996
                                                      ---------     ---------

Current assets:
  Cash and cash equivalents                              $6,756      $246,931

  Accounts receivable (net of an allowance for
  doubtful accounts of $21,903 and $20,770 on
  3/3/1997 and 9/30/1996 respectively)                  175,863       154,335

  Interest receivable - Ardex                            21,709         5,333

  Inventories                                           305,747       270,952

  Prepaid expenses                                        3,320         1,669

  Other current asset                                    26,755        26,755
                                                       --------      --------
  Total current assets                                  540,149       705,975

  Property and equipment - at cost:

  Furniture and office equipment                        179,970       176,541

  Laboratory and shop equipment                          62,228        62,228
                                                       --------      --------
                                                        242,197       238,769

  Less accumulated depreciation                         210,041       205,766
                                                       --------      --------
     Net value of property and equipment                 32,156        33,003


  Other assets:

  Investment in Aestar Fine Chemical Company - at          -        8,000,000
       cost

  Funds held under investment contract                     -           40,000

  Notes receivable - Ardex Equipment, L.L.C.            400,000       400,000

  Patent licenses (net of accumulated
     amortization of $45,178 and $37,328 on
     3/31/1997 and 9/30/1996, RESPECTIVELY              134,772       142,622
                                                       --------    ----------
  Total other assets                                    534,772     8,582,622

                                                    -----------   -----------
  Total assets                                       $1,107,077    $9,321,600
                                                    ===========   ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      3/31/1997     9/30/1996


Current liabilities:

  Accounts payable - trade                             $655,125      $197,190

  Notes payable - related parties, current portion      237,962       331,712

  Accrued interest payable - related parties            224,603       339,660

  Accrued interest payable - other                       57,230         8,417

  Accrued compensation                                  271,843       186,459

  Accrued professional fees                             136,352        76,352

  Other accrued liabilities                              15,453       100,905

  Deferred revenues                                     112,031       115,531
                                                     ----------    ----------
     Total current liabilities                        1,710,599     1,352,726


  Long term liabilities:

  Note payable - related party, due after one year        8,000         8,000

  Notes payable - private placement                   1,295,000     1,205,000
                                                     ----------    ----------
  Total long-term liabilities                         1,303,000     1,213,000
                                                     ----------    ----------
  Total liabilities                                   3,013,599     2,565,726
                                                      =========     =========
  Stockholders' equity:

  Capital stock - $.01 par value; 51,000,000
    shares authorized, 25,727,775 and 41,206,360
    issued and tstanding for 3/31/1997 and
    9/30/1996, respectively.                            257,758       412,063

  Additional paid-in capital                         11,090,970    18,555,444

  Accumulated deficit                               (13,255,249)  (12,211,633)
                                                    ------------  ------------
  Total stockholders' equity                         (1,906,522)    6,755,874
                                                    -----------   -----------
  Total liabilities and shareholders' equity          1,107,077    $9,321,600
                                                      =========    ==========

<NOTE>

  See accompanying notes.

</NOTE>

               CHEUNG LABORATORIES, INC.STATEMENTS OF OPERATIONS
                          STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                          Three Months Ended         Six Months Ended
                                               March 31                 March 31

                                           1997          1996          1997          1996


Revenue:

   Hyperthermia sales and parts          $19,253       $89,312       113,293       90,312

   Consulting service and repair               0         8,750             0        8,750

   Returns and allowance                       0             0             0            0

       Total revenue                      19,253        98,062       113,293       99,062

Cost of sales                             12,248        25,442        44,111       25,887

Gross profit                               7,005        72,629        69,182       73,175

Operating expenses:

Selling, general and administrative      577,735       257,443       974,011      483,497

Research and development                    (133)            0        42,101        7,610
                                        --------      --------    ----------     --------
Total operating expenses                 577,602*      257,443     1,016,112      491,107
                                         =======       =======     =========      =======
(Loss) Income from operations           (570,597)     (184,823)     (946,930)    (417,932)

Loss in investment fund                        0                     (40,000)

Other(expense) income                      8,287           194        24,865        1,750

Interest expense                         (40,381)      (21,732)      (78,882)     (43,379)

(Loss) Income before income taxes       (602,691)     (206,361)   (1,040,948)    (459,561)

Income taxes                                   0             0             0            0

Net (loss) income                       (602,691)     (206,361)   (1,040,948)    (459,561)

Net (loss)income per common share         (0.024)      ($0.005)      ($0.040)     ($0.012)

Weighted average shares outstanding   25,638,317    39,414,081    25,433,061   39,371,243


<NOTE>

* This amount included $190,000 consulting fees for services rendered in the current and prior quarters.

See accompanying notes.

</NOTE>

                            CHEUNG LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                 Six Months Ended March 31,
                                                      1997            1996


Cash flows from operating activities:

  Net (loss) income                               (1,040,948)       (459,561)

  Noncash items included in net (loss) income:

  Loss in investment fund                            (40,000)

  Depreciation and amortization                        5,655          (4,219)

  Bad debt expense                                     1,133             990

  Net changes in:

  Accounts receivable                                (21,528)        (34,213)

  Inventories                                        (34,795)         13,634

  Accrued interest receivable                        (16,376)              0

  Prepaid expenses                                    (1,651)          5,500

  Accounts payable-trade                             457,935          54,946

  Accrued interest payable - related parties        (115,057)         38,377

  Accrued interest payable - other                    48,813           1,891

  Accrued compensation                                85,384          44,353

  Accrued professional fees                           60,000          42,842

  Other accrued liabilities                          (85,452)        (18,281)

      Net cash (used) provided by operating
      activities                                    (616,886)       (296,193)

Cash flows from investing activities:

  Investment in Ardex Equipment L.L.C.                                50,000

  Purchase of property and equipment                  (3,428)           (150)

  Funds returned - investment contract                               139,000

      Net cash provided (used) by investing
      activities                                      (3,428)        188,850

Cash flows from financing activities:

  Payment on notes payable                            (3,750)        (28,500)

  Proceeds of stock issuances                        383,889         133,945

       Net cash provided by financing activities     380,084         105,445

Net increase(decrease) in cash                      (240,175)         (1,898)

Cash at beginning of period                          246,931           7,238

Cash at end of the period                              6,756           5,340


<NOTE>

 See accompanying notes.

</NOTE>

                         CHEUNG LABORATORIES, INC.
                       NOTES TO FINANCIAL STATEMENTS

Note 1. Basis of Presentation

   The information presented for the six month periods ended March 31, 1996 and March 31, 1997 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that Cheung Laboratories, Inc.'s (the "Company") management believes to be necessary for the fair presentation of results for the periods presented. The September 30, 1996 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended September 30, 1996, which were included as part of the Company's Report on Form 10-K.

Note 2. Common Stock Outstanding and Per Share Information

    Per share data is based on the weighted average number of shares of Common Stock outstanding during each of the periods, including conversion of debt in the amount of $339,867 to 449,415 shares using the closing price $0.75625 of January 15, 1997, the date of the transaction. Outstanding warrants, options and Notes which can be converted into Common Stock, are not included in the calculation of the per share data.

Note 3. Inventories

    Inventories are carried at the lower of actual cost or market and cost is determined using the average cost matter. The components of inventories on 3/31/97 and 9/30/96 are as follows:


                                  3/31/1997           9/30/1996

      Finished products             $62,218             $55,138
      Work in process                51,977              46,062
      Materials                     191,551             169,752
                                   $305,747            $270,952
                                   ========            ========


Note 4. Private Placement

    On January 7, 1997, the Company offered the following: (i) up to an aggregate of $300,000 of its 8% Senior Secured Convertible Promissory Notes (the "Offering Notes") for sale (the "Offering") and warrants to purchase Common Stock of the Company ("Warrants") to accredited investors; and (ii) to rescind its 1996 sale of 8% Senior Secured Convertible Promissory Notes ("Rescission Notes") and underlying warrants ("Rescission Warrants") for an aggregate amount of $1,205,000 (the "Rescission Offer"). Rescission for $1,090,000 has been rejected and remains as an investment under the new terms, amount for $115,000 has been rescinded and will be refunded.

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

    The Company acquired an exclusive license to use three patents involving a technology known as Adaptive Phased Array ("APA") from the Massachusetts Institute of Technology ("MIT"). APA technology was originally developed for use in microwave radar systems for the U.S. Department of Defense to track targets and to nullify the energy beam from enemy jamming equipment. The Company has incorporated the APA technology into a device based on the current Microfocus 1000 to be used in the treatment of breast cancer. Based upon information currently available, the Company believes the APA technology will allow focusing microwave heat on target tumors inside the body and will nullify undesired heat induced in healthy tissue. The Company is in the engineering stage to develop additional commercial applications of the APA technology.

    The Company is required to seek an investigational device exemption ("IDE") from the FDA to begin patient studies in the United States. Data from such studies will be used to seek PMA which must be received prior to commercial distribution of the Microfocus APA in the United States.

    On March 5, 1997 the Company delivered its new breast cancer treatment system to Massachusetts General Hospital (MGH) under a collaborative research arrangement. MGH plans to evaluate the APA technology in vivo studies using animal tumor models in its ability to focus heat to the tumor models.

    The Company's current BPH system is the Microfocus 800 (Microfocus 800) which utilizes a non-surgical catheter-based therapy that incorporates proprietary microwave technology and is designed to preferentially heat diseased areas of the prostate to a temperature sufficient to cause cell death in those areas. The Company does not have an IDE or PMA on its current BPH system and it is therefore not currently available for commercial distribution in the United States. The Microfocus 800 is manufactured in Canada and is approved for export from Canada.

    The Company has acquired by license patented compression technology from MMTC, Inc. ("MMTC") which has been incorporated into the current Microfocus
800. The new device consists of a microwave antenna combined with a balloon mechanism which expands to compress the walls of the urethra as the prostate is heated. The Company believes the compression technology will provide the following advantages: Immediate relief, no drainage catheter required, more efficient therapeutic temperatures, minimum discomfort, allows use of lower temperatures and minimizes urethral damage. The device will also require the Company to seek an IDE and PMA from the FDA prior to any commercial sales of the device in the United States. On March 26, 1997 the Company delivered its new BPH treatment system to the Albert Einstein College of Medicine in New York city to conduct preclinical evaluation. The data resulting from animal test will be used in obtaining approval from the FDA to begin clinical test.

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

Results of Operations

Six Months Ended March 31, 1996 and 1997

    Revenue increased to $113,293 in the six months ended March 31, 1997 from $90,312 in the same period in the prior fiscal year. The increase was due primarily to increased sales of Microfocus products. With the renewed focus on the development and sale of the Microfocus products, the Company anticipates that sales of its thermotherapy systems will account for all sales in the foreseeable future. The Company will focus on developing its new products. Increased sales of products are not expected until the new technologies are developed and approved for sale by governmental regulatory agencies.

    Cost of product sales increased to $44,111 in the six months ended March 31, 1997 from $25,887 in the six months ended March 31, 1996 due to increased sales volume.

    Research and development expense increased to $42,101 in the six months ended March 31, 1997 from $7,610 in the six months ended March 31, 1996 due to increased emphasis on technology enhancements. The Company expects to significantly increase its expenditures for research and development to fund the development or enhancement of products by incorporating the APA technology and the MMTC technology.

    Selling, general and administrative expenses increased in amount to $974,011 in the six months ended March 31, 1997 from $483,497 in the six months ended March 31, 1997. The increase was primarily due to activities related to the restructuring of the Company. The Company expects selling and marketing expense to increase substantially as it expands its advertising and promotional activities and increases its marketing and sales force, principally for the commercialization of its thermotherapy systems.

    Interest expense increased to $78,882 in the six months ended March 31, 1997 from $43,379 in the six months ended March 31, 1996.

Liquidity and Capital Resources

    Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $13,255,249 at March 31, 1997. The Company has funded its operations primarily through the sale of equity securities. At March 31, 1997, the Company had cash, cash equivalents and short-term investments aggregating approximately $6,756. Net cash used in the Company's operating activities was $616,886 for the six months ended March 31, 1997.

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

none

Item 3. Defaults upon Senior Securities

none.

Item 4. Submission of Matters to a Vote of Securities Holders

none.

Item 5. Other Information

    On April 23, 1997, Mr. Verle Blaha resigned as interim President and CEO of CLI as well as a Director. In addition, Mr. Richard H. Jackson and Dr. Robert F. Schiffmann resigned as Directors on April 23, 1997 and May 5, 1997 respectively.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
11 Computation of earning per share

27 Financial Data Schedule

(b) Reports on From 8-K

Two reports on Form 8-K were filed during the period pertaining the following events:

    (i) On March 5, 1997 the Company delivered its new breast cancer treatment systems to Massachusetts General Hospital (MGH) under a collaborative research arrangement. MGH plans to evaluate the APA technology in vivo studies using animal tumor models in its ability to focus heat to the tumor models.

    (ii) On March 26, 1997 the Company delivered its new Benign Prostatic Hyperplasia (BPH) treatment system to the Albert Einstein College of Medicine in New York City for preclinical evaluations. The data resulting from the animal test will be used in obtaining approval from the Food and Drug Administration to begin clinical test.


                                            SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  DATE: May 14, 1997     Cheung Laboratories, Inc.
                  ------------------     -------------------------
                                                (Registrant)


                                          /s/ Augustine Y. Cheung
                                       -------------------------------------
                                       Augustine Y. Cheung
                                       Chairman of the Board



                                          /s/ John Mon
                                       -------------------------------------
                                       John Mon
                                       Treasurer
                                       (Principal Financial Officer)