Form 10-Q
period 1997-06-30
CHEUNG LABORATORIES INC
filed 1997-08-19
CIK 749647

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
                           EXCHANGE ACT OF 1934

                For the Quarterly Period ended June 30, 1997

                                     or

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



    As of June 30,1997, the Registrant had outstanding 27,153,163 shares of Common Stock, $.01 par value.

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

                          CHEUNG LABORATORIES, INC.
                               BALANCE SHEETS
                     June 30, 1997 and September 30, 1996

                                   ASSETS

                                                    6/30/1997       9/30/1996

Current assets:

 Cash and cash equivalents                           $120,549        $246,931

 Accounts receivable (net of an allowance for
  doubtful accounts of $21,939 and $20,770 on
  6/30/1997 and 9/30/1996 respectively)               169,212         154,335


 Interest receivable - Ardex                           30,143           5,333

 Inventories                                          307,549         270,952

 Prepaid expenses                                       2,718           1,669

 Other current asset                                   26,755          26,755
                                                      -------          ------
     Total current assets                             656,925         705,975
                                                      -------         -------

 Property and equipment - at cost:
 --------------------------------
 Furniture and office equipment                       180,348         176,541

 Laboratory and shop equipment                         62,228          62,228
                                                      -------         -------
                                                      242,575         238,769

     Less accumulated depreciation                    212,264         205,766
                                                      -------         -------

     Net value of property and equipment               30,312          33,003
                                                       ------          ------
 Other assets:

  Investment in Aestar Fine Chemical Company-
         at cost                                            -       8,000,000

  Funds held under investment contract                      -          40,000

  Notes receivable - Ardex Equipment, L.L.C.          400,000         400,000

 Patent licenses (net of accumulated
   amortization of $49,279 and $37,328 on
   6/30/1997 and  9/30/1996, respectively)            130,671         142,622
                                                      -------         -------
         Total other assets                           530,671       8,582,622
                                                      -------       ---------
             Total assets                          $1,217,908      $9,321,600
                                                   ==========      ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    6/30/1997       9/30/1996


Current liabilities:
-------------------
 Accounts payable - trade                            $660,050        $197,190

 Notes payable-related parties, current portion       457,962         331,712

 Accrued interest payable - related parties           255,422         339,660

 Accrued interest payable - other                      57,230           8,417

 Accrued compensation                                 320,443         186,459

 Accrued professional fees                            218,352          76,352

 Other accrued liabilities                             16,765         100,905

 Deferred revenues                                    112,031         115,531
                                                      -------         -------
         Total current liabilities                  2,098,255       1,352,726
                                                    ---------       ---------
Long term liabilities:

 Note payable-related party,due after one year          8,000           8,000

 Notes payable - private placement                  1,361,750       1,205,000
                                                    ---------       ---------
         Total long-term liabilities                1,369,750       1,213,000
                                                    ---------       ---------
                Total liabilities                   3,468,005       2,565,726
                                                    ---------       ---------

Stockholders' equity:
--------------------

 Capital stock - $.01 par value; 51,000,000
    shares authorized, 27,153,163 and
    41,206,360 issued and outstanding for
    6/30/1997 and 9/30/1996, respectively.            271,532         412,063

 Additional paid-in capital                        11,600,896      18,555,444

 Accumulated deficit                              (14,122,525)    (12,211,633)
                                                   ----------      ----------
    Total stockholders' equity (deficit)           (2,250,097)      6,755,874
                                                    ---------       ---------
    Total liabilities and shareholders' equity     $1,217,908      $9,321,600
                                                   ==========      ==========

<NOTE>

See accompanying notes.

</NOTE>

                           CHEUNG LABORATORIES, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                       Three Months Ended June 30,      Nine Months Ended June 30
                                               1997           1996             1997          1996


Revenue:
-------

   Hyperthermia sales and parts              $3,675        $31,277         $116,968      $121,589

   Consulting service and repairs                 -              -                -         8,750

   Returns and allowance                          -        (60,000)               -       (60,000)
                                             ------        -------          -------        ------
       Total revenue                          3,675        (28,723)         116,968        70,339

Cost of sales                                 2,029              -           46,141        25,887
                                              -----         ------           ------        ------
Gross profit (loss)                           1,646        (28,723)          70,828        44,452
                                              -----         ------           ------        ------
Operating expenses:

Selling, general and administrative         732,784*       280,009        1,709,454       763,506

Research and development                    102,843              -          144,945         7,610
                                            -------        -------        ---------       -------
Total operating expenses                    835,627        280,009        1,854,399       771,116
                                            -------        -------        ---------       -------

(Loss) Income from operations              (833,981)      (308,732)      (1,783,572)     (726,664)

Loss in investment fund                           -              -          (40,000)            -

Other(expense) income                         8,448             17           33,313         1,767

Interest expense                            (41,752)       (21,388)        (120,633)      (64,767)
                                            -------        -------        ---------       -------
(Loss) Income before income taxes          (867,285)      (330,103)      (1,910,892)     (789,664)

Income taxes                                      -              -                -             -
                                            -------        -------        ---------       -------
Net (loss) income                          (867,285)      (330,103)      (1,910,892)     (789,664)
                                            =======        =======        =========       =======
Net (loss) income per common share          ($0.033)       ($0.014)         ($0.073)      ($0.033)

Weighted average shares outstanding      26,495,072     24,221,487       26,007,435    23,930,090


<NOTE>

(1) This amount includes $280,000 in compensation expense recorded for the 500,000 shares of common stock issued to Spencer Volk.

See accompanying notes.

</NOTE>

                          CHEUNG LABORATORIES, INC.
                          STATEMENTS OF CASH FLOWS


                                                  Nine Months Ended June 30,

                                                       1997          1996


Cash flows from operating activities:

  Net (loss) income                                $(1,910,892)    $(789,665)

  Noncash items included in net (loss) income:

  Loss in investment fund                                    -             -

  Depreciation and amortization                         17,269         9,606

  Bad debt expense                                       1,170          (254)

  Net changes in:

  Accounts receivable                                  (14,877)      (33,900)

  Inventories                                          (36,597)       24,679

  Accrued interest receivable                          (24,810)            -

  Prepaid expenses                                      (1,049)      (15,965)

  Accounts payable-trade                               462,860         4,614

  Accrued interest payable - related parties           (84,238)      126,420

  Accrued interest payable - other                      48,813         1,891

  Accrued compensation                                 133,984        73,994

  Accrued professional fees                            142,000        87,766

  Other accrued liabilities                            (84,129)       84,812
                                                     ---------       -------
      Net cash (used) provided by operating
          activities                                (1,350,496)     (426,002)
                                                     ---------       -------
Cash flows from investing activities:

  Purchase of property and equipment                    (3,806)         (150)

  Funds returned - investment contract                  40,000       139,000
                                                     ---------       -------
      Net cash provided (used) by investing
          activities                                    36,194       138,850
                                                     ---------       -------
Cash flows from financing activities:

  Payment on notes payable (net)                       283,000        24,000

  Proceeds of stock issuances                          904,920       295,221
                                                     ---------       -------
      Net cash provided by financing
          activities                                 1,187,290      319,221
                                                     ---------       -------
Net increase (decrease) in cash                       (126,382)       32,069

Cash at beginning of period                            246,931         7,238
                                                       -------        ------
Cash at end of the period                              120,549        39,307
                                                       =======        ======

<NOTE>

See accompanying notes.

</NOTE>

                          CHEUNG LABORATORIES, INC.
                        NOTES TO FINANCIAL STATEMENTS

Note 1. Basis of Presentation

   The information presented for the nine month periods ended June 30, 1996 and June 30, 1997 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that Cheung Laboratories, Inc.'s (the "Company") management believes to be necessary for the fair presentation of results for the periods presented. The September 30, 1996 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's audited annual statements for the year ended September 30, 1996, which were included as part of the Company's Report on Form 10-K.

Note 2. Common Stock Outstanding and Per Share Information

   Per share data is based on the weighted average number of shares of Common Stock outstanding during each of the periods. Outstanding warrants, options, notes which can be converted into Common Stock, and the 16,000,000 shares retired in October 1996 are not included in the calculation of the per share data.

Note 3. Inventories

   Inventories are carried at the lower of actual cost or market and cost is determined using the average cost method. The components of inventories on 6/30/97 and 9/30/1996 are as follows:


                                        6/30/1997                 9/30/1996


      Finished products                   $62,586                   $55,138
      Work in process                      52,283                    46,062
      Materials                           192,680                   169,752
                                          -------                   -------
                                         $307,549                  $270,952
                                         ========                  ========


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

Overview

   Cheung Laboratories, Inc. is engaged in developing and marketing minimally invasive medical devices and systems utilized in the treatment of cancer and genitourinary diseases associated with benign growth of the prostate in older males, the most common being benign prostatic hyperplasia ("BPH"). The Company intends to concentrate its business on the development of two recently acquired technologies: (I) adaptive phase array ("APA") targeting of microwave energy, which the Company believes will have broad potential medical applications, and (ii) balloon catheter technology for enhanced thermotherapy of BPH and other genitourinary tract conditions. While the balloon catheter technology is related to the Company's previous BPH thermotherapy devices, the Company believes the APA technology has the potential to serve as the core technology for a broad array of medical devices, and accordingly the Company will devote most of its resources to the exploitation of the APA technology.

   The Company acquired an exclusive license to use three patents involving a technology known as Adaptive Phased Array ("APA") from the Massachusetts Institute of Technology ("MIT"). The APA technology was originally developed for use in microwave radar systems for the U.S. Department of Defense to track missiles and to nullify the energy beam from enemy jamming equipment. The significance of the APA technology is its ability to deliver and focus heat to tumor sites in the human body without burning the skin and the surrounding healthy tissues. Medical benefits of selectively heating tissue have been demonstrated for years. Delivering the necessary heat within the body without damaging surrounding tissue has been a major impediment to the use of thermotherapy for deep seated disease. The APA technology concentrates the microwave energy and resulting heating on a well defined target area and nullifies energy in surrounding tissue. The Company will attempt to develop applications of the APA technology in the following areas:

   Cancer Treatment -- Deep-seated malignant tumors, including tumors of the breast, colon, pancreas, lung, prostrate, liver and cervix, are some of the most difficult cancers to treat conventionally. When medical devices based on the Company's APA technology are completed, oncologists will be able to utilize thermotherapy for these cancers in conjunction with radiation or chemotherapy. The first system intended for commercialization by the Company using the APA technology will be a breast cancer thermotherapy system for the purpose of heating solid tumors in intact breast.

   Targeted Drug Delivery -- Research suggests that focused heat can provide the means to melt heat sensitive liposomes (micro-carriers) which encapsulate toxic drugs and to target specific tissue or organ sites to allow localized drug release at focus and further suggests that additional controlled heating will enhance intracellular drug absorption. By combining the heat sensitive liposomes with the Company's APA technology, the Company believes a drug delivery system can be developed which can concentrate and release the medication only at the tumor site.

   Targeted Gene Therapy -- Laboratory testing indicates that artificial gene molecules can be delivered by heat sensitive liposomes to the desired gene site where they can then be released using focused heat. It further appears that focused heat will target the replacement gene to the chromosome site and trigger the gene repair to occur.

   The Company is required to seek an investigational device exemption ("IDE") from the Food and Drug Administration ( FDA ) to begin patient studies in the United States. Data from such studies will be used to seek Premarketing Approval ( PMA ) which must be received prior to commercial distribution of the Company s new medical devices in the United States. On March 5, 1997, the Company delivered its new breast cancer treatment system to Massachusetts General Hospital (MGH) under a collaborative research arrangement to evaluate the APA technology in vivo studies using animal tumor models in its ability to focus heat to the tumor models. The study was completed recently and it confirmed that the APA technologies can indeed focus heat deep within the body without heating surrounding tissue or the skin.

   The Company s current BPH system is the Microfocus 800(Microfocus 800) which utilizes a non-surgical catheter-based therapy that incorporates proprietary microwave technology and is designed to preferentially heat diseased areas of the prostate to a temperature sufficient to cause cell death in those areas. The Company does not have an IDE or PMA on its current BPH system and it is therefore not currently available for commercial distribution in the United States. The Microfocus 800 is manufactured in Canada and is approved for export from Canada.

   The Company has recently acquired a patented balloon catheter technology from MMTC, Inc., which has been incorporated into a device to be utilized with the catheter used in the Company's existing Microfocus BPH System. The device consists of a microwave antenna combined with a balloon dilation ("angioplasty") mechanism which expands to compress the walls of the urethra as the prostate is heated. The combined use of balloon angioplasty and microwave heating provides a dual modality treatment approach which it is believed will provide significantly improved treatment benefits over the "heat alone" systems currently available commercially. First, the heat and compression create a natural stent in the wall of the urethra thus permitting immediate relief. Second, the system's relatively low temperature (43 to 44 degree Celsius) are sufficient to kill prostatic cells outside the urethra but are not high enough to cause swelling in the urethra as is often associated with competitive treatments using high temperatures and no compression. The device will also require the Company to seek an IDE and PMA from the FDA prior to any commercial sales of the device in the United States. On March 26,1997 the Company delivered its new BPH treatment system to the Albert Einstein College of Medicine in New York City for preclinical evaluations. The data resulting from the animal test will be used in obtaining approval from the Food and Drug Administration to begin clinical test.

   The Company's objective is to establish itself as a leader in the design, development, and marketing of clinically effective, minimally invasive thermotherapy solutions for the treatment of cancer and for urological disorders. The Company has ceased active sales of its current equipment and is focusing on the development of the new technologies recently acquired by the Company to significantly expand the capabilities and market for its products and increase efforts for FDA approval of all products. Key elements to achieve the broadened strategy are to (I) develop products for the oncology market, (ii) focus on the large and growing urology market, (iii) continue research & development on the use of the Company's technology platform to include targeted drug delivery and targeted gene therapy, (iv) develop new marketing strategies and relationships based upon selling services and sharing treatment revenue, (v) establish strategic partnerships with research, engineering and business entities, (vi) maintain technological leadership and protect technology advantages through patents, (vii) seek early regulatory approvals in target markets, and (viii) develop a marketing plan allowing the Company to participate in the revenue stream generated by treatments administered utilizing the Company's products.

Results of Operations

Nine Months Ended June 30, 1996 and 1997

   Revenue increased to $116,968 in the nine months ended June 30, 1997 from $70,339 in the same period in the prior fiscal year. The Company has ceased active sales of its current equipment and is focusing on the development of the new technologies recently it acquired to significantly expand the capabilities and market for its products. Accordingly, gross sales for the quarter ended June 30, 1997 was $3,675 compared with $31,277 for the same quarter in the previous fiscal year. With the focus on the development and marketing of the new thermotherapy systems utilizing the patented technologies, the Company anticipates that most of its future revenue will be generated by treatments administered utilizing its thermotherapy systems and the sales of disposable kits. Revenue from the new technologies is not expected until the new technologies are developed and approved for sale by governmental regulatory agencies.

   Cost of sales increased to $46,141 in the nine months ended June 30, 1997 from $25,887 in the nine months ended June, 1996 due to increased sales volume.

   Research and development expense increased to $144,945 in the nine months ended June 30, 1997 from $7,610 in the nine months ended June 30, 1996 due to increased emphasis on technology enhancements. The Company expects to significantly increase its expenditures for research and development to fund the development or enhancement of products by incorporating the APA technology and the MMTC technology.

   Selling, general and administrative expenses increased in amount to $1,709,454 in the nine months ended June 30, 1997 from $763,506 in the nine months ended June 30, 1996. The higher expenses were primarily due to the increase in consulting and legal expenses, compensation expenses, including $280,000 in compensation expense recorded for the 500,000 shares of common stock issued to Spencer Volk, and activities related to the restructuring of the Company. The Company expects selling and marketing expense to increase substantially as it expands its advertising and promotional activities and increases its marketing and sales force, principally for the commercialization of its new thermotherapy systems.

   Interest expense increased to $120,634 in the nine months ended June 30, 1997 from $64,767 in the nine months ended June 30, 1996. The increase was primarily due to the accrued interest on the $1,505,000 8% convertible notes.

Liquidity and Capital Resources

   Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $14,122,525 and a shareholders deficit of $2,250,097 at June 30, 1997. The Company has funded its operations primarily through the sale of equity securities. At June 30, 1997, the Company had cash, cash equivalents and short-term investments aggregating approximately $120,549. Net cash used in the Company's operating activities was $1,350,496 for the nine months ended June 30, 1997.

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

   The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including: the successful commercialization of the thermotherapy systems; progress in its product development efforts; the magnitude and scope of such efforts; progress with preclinical studies and clinical trials; the cost and timing of manufacturing scale-up; the development of effective sales and marketing activities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the emerging of competing technological and market developments; and the development of strategic alliances for the marketing of the Company s products. To the extent that funds generated from the Company's operations are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. The Company does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations will be materially and adversely effected.



PART II OTHER INFORMATION

Item 1. Legal Proceedings

   The Company has been named as a defendant in a lawsuit filed by Eastwell Management Services, Ltd. ("Eastwell") in the United States District Court for the District of Maryland. In the lawsuit, Eastwell is seeking damages in the amount of $125,000, plus interest for an alleged breach of a loan agreement between the Company and Eastwell. The Company denies that any funds are due to Eastwell and has filed an Answer and Counterclaim seeking damages from Eastwell for breach of related agreements.

Item 2. Change in Securities

The securities sold by the Company without registration under the Securities Act of 1933 (the "33 Act") in the Quarter ended June 30, 1997 are summarized in the following table. These securities were sold without registration pursuant to an exemption in Section 4(2) of the 33 Act.


Date     Title                         Name                        Amount


4/1/97     8% Senior Convertible Note    Charles & Barbara Young     $10,000

4/18/97    8% Senior Convertible Note    Ryan, Lee & Co.             $20,000

5/21/97    8% Senior Convertible Note    Ryan, Lee & Co.             $13,000

5/6/97     8% Senior Convertible Note    Ryan, Lee & Co.             $10,000

6/16/97    8% Senior Convertible Note    Ryan, Lee & Co.             $12,000

6/17/97    8% Senior Convertible Note    Ryan, Lee & Co.             $11,000

6/18/97    8% Senior Convertible Note    Ryan, Lee & Co.             $36,700

4/24/97    8% Senior Convertible Note    Sidney&Carolyn Markowitz    $10,000

5/10/97    8% Senior Convertible Note    Donald Beard                $20,000

5/23/97    8% Senior Convertible Note    Stearns Management          $16,750

6/16/97    8% Senior Convertible Note    Sivertsen & Associates      $10,000

6/18/97    8% Senior Convertible Note    Mette Larsen                $42,000

6/18/97    8% Senior Convertible Note    Ole Larsen                  $10,000

6/18/97    8% Senior Convertible Note    Michael Slattery            $10,000

6/18/97    8% Senior Convertible Note    Philip Felice               $41,000

6/23/97    8% Senior Convertible Note    Nisha Sethi                 $10,000

6/24/97    8% Senior Convertible Note    Dennis Farrell              $12,500

6/25/97    8% Senior Convertible Note    Howard Conyack              $10,250

6/25/97    8% Senior Convertible Note    Barbara Friedman            $15,000

6/26/97    8% Senior Convertible Note    Alex Nazarenko              $20,000

5/22/97    12% Note                      Horton Trust                $220,000

6/3/97     Common Stock                  Spencer Volk                $100,000


<NOTE>

Note: In the quarter ended June 30, 1997, the Company issued 500,000 shares to Spencer Volk as part of the compensation outlined in the Employment Agreement between Mr. Volk and the Company.

</NOTE>

Item 3. Defaults upon Senior Securities

none.

Item 4.   Submission of Matters to a Vote of Securities Holders

none.

Item 5. Other Information

   On May 28, 1997, the Company elected Mel Soule and Walter Herbst as Directors of the Board, replacing Richard Jackson and Robert Schiffmann, who resigned. From 1994 through 1997, Mr. Soule was the president and chief executive officer of Grace Biomedical Division, a subsidiary of the W.R. Grace & Co. From 1993 through 1994, Mr. Soule was the director of commercial planning for the Washington Research Center of W.R. Grace & Co. From 1992-1993, Mr. Soule was a senior development manager for W.R. Grace & Co. Mr. Soule holds an MBA degree from Wilmington College and a BA from the University of Massachusetts. Mr. Herbst has been and currently is chief executive officer of Herbst Lazar Bell, Inc., the engineering firm he founded in 1962. Mr. Herbst also serves as a faculty fellow in industrial design at the Northwestern University McCormick School of Engineering and Applied Sciences. Mr. Herbst holds a B.S.A. in Industrial Design from the University of Illinois and a Master of Management from the Kellogg Graduate School of Northwestern University.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit.

11. Computation of per share earnings.

27. Financial Data Schedule

(b) Reports on Form 8-K

   One report on Form 8-K was filed during the period reported pertaining to the appointment of Spencer Volk as the President and Chief Executive Officer on May 11, 1997.


SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       DATE: August 19, 1997        Cheung Laboratories, Inc.

                       ----------------------       -------------------------

                                                           (Registrant)


                                                       /s/ Spencer J. Volk
                                                       -------------------
                                                          Spencer J. Volk
                                                          President



                                                            /s/John Mon
                                                            -----------
                                                              John Mon
                                                              Treasurer