Form 10-K
period 1997-09-30
CHEUNG LABORATORIES INC
filed 1997-12-29
CIK 749647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________to _________

Commission file number 000-14242

                            CHEUNG LABORATORIES, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

          Maryland                                      52-1256615
          --------                                      ----------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization

  10220-I Old Columbia Road
     Columbia, Maryland                                 21046-1705
     ------------------                                 ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (410) 290-5390
Securities registered pursuant to Section 12(b) of the Act:  None
                                                            ------
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.01 per share
                                                            --------------------
                                                              (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of December 23, 1997, 30,756,542 shares of the Registrant's Common Stock were issued and outstanding. As of December 23, 1997, the aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $16,738,256 based on the average of the closing bid and asked prices for the Registrant's Common Stock as quoted on the over-the-counter market.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference in this Report on Form 10-K: None.

                                     PART I
                                     ------

ITEM 1.  BUSINESS

The Company

Overview

         Cheung Laboratories, Inc. ("CLI" or the "Company") was incorporated in the State of Maryland in 1982 under the name A.Y. Cheung Associates, Inc. The Company changed its name to Cheung Laboratories, Inc. on June 31, 1984.

         The Company has been engaged in developing and marketing minimally invasive thermotherapy devices utilized in the treatment of cancer as well as genitourinary diseases associated with benign growth of the prostate in older males, the most common being benign prostatic hyperplasia ("BPH"). Thermotherapy (also known as hyperthermia), or heat therapy, is a historically recognized successful method of treatment. In modern thermotherapy, a controlled heat dose is targeted to treatment sites using microwave and/or other energy for therapeutic benefits.

         Thermotherapy is a clinically established, adjuvant modality for at least doubling tumor response to radiation therapy or chemotherapy. The past technical difficulty has been delivering a controlled amount of heat to internal tumors without damaging surrounding healthy tissues. The Company has an exclusive license from the Massachusetts Institute of Technology ("MIT") for adaptive phase array ("APA") technology which the Company believes will overcome this problem.

         The Company will therefore be concentrating its business on the development of two recently acquired technologies: (i) from MIT, APA targeting of microwave energy, which the Company believes will have broad cancer and other medical applications, and (ii) balloon catheter technology for enhanced thermotherapy of BPH and other genitourinary tract conditions. While the balloon catheter technology is related to the Company's previous BPH thermotherapy devices, the Company believes the APA technology has the potential to serve as the core technology for a broad array of medical devices, and accordingly the Company will devote most of its resources to the exploitation of the APA technology.

EXPLOITATION OF THE COMPANY'S DEEP FOCUSED HEAT TECHNOLOGIES
------------------------------------------------------------

         The Company has acquired exclusive licenses from MIT for medical uses of APA and nulling technology which allow microwave energy to be accurately targeted deep within the body. Selectively heating tissue in conjunction with either chemotherapy or radiation therapy has been proven for years to double the complete response rates of tumors. Delivering the necessary heat within the body without damaging surrounding tissue has been a major impediment to the use of thermotherapy for deep seated disease. The APA technology concentrates the microwave energy and resulting heating on a well defined target area and nullifies energy in surrounding tissue.

         In addition the Company has recently acquired a patented compression technology from MMTC, which has been incorporated into a device to be utilized with the catheter used in the Company's existing Microfocus BPH System. The device consists of a microwave antenna combined with a balloon dilation ("angioplasty") mechanism which expands to compress the walls of the urethra as the prostate is heated. The combined use of balloon angioplasty and microwave heating provides a dual modality treatment approach which it is believed will provide significantly improved treatment benefits over the "heat alone" systems currently available commercially. First, the heat and compression create a natural stent in the wall of the urethra thus permitting immediate relief. Second, the system's relatively low temperature (43(degree)C to 44(degree)C) are sufficient to kill prostatic cells outside the urethra but are not high enough to cause swelling in the urethra as is often associated with competitive treatments using high temperatures and no compression.

The Company will attempt to develop applications of the MIT (APA) and MMTC technologies in the following areas:

A.) MIT "Adaptive Phased Array" Technology  -  The Enabling Platform

         In mid 1996, CLI obtained an exclusive license to a patented portfolio of MIT "adaptive phased array" technology that make it possible to accurately target and focus heat directly on deep seated tumors without damaging the surrounding healthy tissues.

         On October 24, 1997, CLI entered into a revised exclusive license agreement with MIT covering the above mentioned patents in the 1996 agreement as well as an additional patent pending technology using the APA technology for activating thermo-sensitive liposomes.

         This technology, originally developed for the Strategic Defense Initiative (Star Wars) plans of the Department of Defense, applies adaptive phased arrays of microwave energy in conjunction with traditional radiation or chemotherapy for the deep heating of breast, prostate and other deep seated cancers.

         The dual treatment modality of thermotherapy and radiation has already been shown through many independent studies to double the efficacy rates on surface cancers when used in conjunction with radiation or chemotherapy. More recently, results from animal tests performed by Massachusetts General Hospital, utilizing CLI's deep heating cancer treatment equipment, have verified the ability to accurately and safely focus heat where targeted on internally located tumors. This ability to selectively heat targeted internal areas of the human body is will act as a technological platform from which the Company intends to capitalize on, both in the near term and the long term. There are numerous technologies that currently exist or are being developed can utilize the unique properties of CLI's heat delivery technology, as well as numerous other applications dependent on the heat delivery technology that may evolve over time. Several of the leading applications that have been identified include:

i.) Radiation Plus Deep Focused Heat

         The combination of thermotherapy (hyperthermia) and radiation is CLI's initial market opportunity. Traditional radiation therapy is an expensive, multi-treatment process that is physically debilitating to the person receiving it, and has several inherent systemic limitations:

     S-phase cancer cells are resistant to radiation. (S phase cells represent about 40 percent of the cell cycle; tumeric cells go through a 24 hour cycle of S and G phases.) They are highly susceptible to destruction by heat.

     Poorly oxygenated (hypoxic) cancer cells are resistant to radiation.


Thermotherapy is known to improve the chances of killing the cancer cells, because

     S-phase cancer cells missed by radiation can be killed by thermotherapy.

     Thermotherapy increases the oxygenation of cancer cells making them more susceptible to radiation.


     Thermotherapy is a highly successful complement to radiation treatment. The problem has been the ability to apply thermotherapy in a targeted and focused way. CLI's technology has solved this problem.

     On September 17, 1997, the FDA approved the CLI system of deep focused heat as a treatment modality to be used in conjunction with radiation for the treatment of recurrent surface and subsurface tumors. This approval was obtained as a supplement to an existing approval for the Microfocus 1000, a thermotherapy device that CLI has manufactured since 1989, albeit without the APA technology. This approval, obtained without clinical trials, allows CLI to immediately begin commercialization of the APA technology while concurrently pursuing expanded FDA approvals.

ii.) Chemotherapy Plus Deep Focused Heat

     Traditional chemotherapy is limited in its ability to kill cancer cells for two major reasons:

     Poor blood perfusion in the vicinity of tumor cells such that chemotherapy delivered through the blood stream does not reach the tumor.

     Tumor cell pressure prevents chemotherapy from penetrating tumor cell membranes.

Thermotherapy  improves the  performance of  chemotherapy in each of these areas by:

     Increasing the blood flow in the vicinity of tumors in the temperature range of 41 to 43 deg C, thereby increasing the delivery of drugs to the tumor site.

     Decreasing the blood flow within the tumor itself to the point where the tumor is easily heated and killed at temperatures above 43 deg C (tumor vascularity is not robust and does not expand significantly when heated), compared to normal tissue for which heat is easily removed and the tissue is protected, and

     Increasing the toxicity of the chemotherapy agent at 43 deg C, compared to the toxicity of the same agent at 37 deg C.

Animal and clinical trials for the combined modalities of chemotherapy and deep focused heat is planned to begin at leading hospitals in 1998.

iii.) Heat Sensitive Liposomes (Thermosomes(TM)) - Targeted and Highly Effective Drug Delivery

         One of the initial adjunct opportunities for this patented technology relates to temperature sensitive liposomes (Thermosomes(TM)) that are being developed at Duke University. Thermosomes are microscopic man-made lipid particles (organic compounds including fats, fat-like compounds and steroids) that can be engineered to encapsulate drugs, creating new pharmaceuticals with enhanced efficacy, better safety or both. Toxicity of effective drugs can be mitigated through Thermosome technology.

         For application to the human body, the Thermosomes are injected into the blood stream. As the Thermosomes circulate repeatedly within the small arteries, arterioles, and capillaries, the drug contents of the Thermosomes are released in significantly higher levels in areas that have been heated for 30 to

60 minutes, than in areas that do not receive heat. Hence, the Thermosome(TM) technology is enabled by CLI's thermotherapy treatment modality. Together, these two treatment modalities are expected to release toxins almost exclusively into the targeted area, rather than across the entire circulatory system. This is a fundamental distinction between traditional chemotherapy and Thermosome induced, thermotherapy enhanced chemotherapy.

         In addition to the increased efficacy, there is potential for great improvement in the life process of chemotherapy patients. Chemotherapy is essentially a poisoning of the body with toxins that attack cancerous cells more readily than normal cells. The side effects include nausea, vomiting, and exhaustion - all side effects of the body being poisoned. If the poisoning can be limited to the tumeric area, and performed only once (due to the increased efficacy) as is possible with the Thermosome related treatments, chemotherapy should cease to be the horrid, debilitating process that it is today.

iv.) Gene Therapy - Making Tumors Susceptible to Eradication

         Another application of the Cheung technology relates to Gene Therapy. Researchers have developed heat sensitive, genetic biological modifiers which suppress a tumor's resistance to heat, radiation and chemotherapy damage. In clinical applications to management of cancer, the biological modifiers can be attached to a heat shock promoter to form a gene therapy construct. The construct can be delivered to deep seated tumors.

         The action of focused heat will release and trigger the action of the modifier, thus weakening the tumor's resistance to therapy and greatly enhancing the effectiveness of the combination therapy approach using heat in conjunction with radiation or chemotherapy.


B.) MMTC Benign Prostatic Hyperplasia Technology - Major Treatment Improvements

         On August 23, 1996, the Company has acquired a patented compression technology from MMTC, which has been incorporated into a device to be utilized with the catheter used in the Company's existing Microfocus BPH System. The device consists of a microwave antenna combined with a balloon dilation ("angioplasty") mechanism which expands to compress the walls of the urethra as the prostate is heated. The combined use of balloon angioplasty and microwave heating provides a dual modality treatment approach which it is believed will provide significantly improved treatment benefits over the "heat alone" systems currently available commercially. First, the heat and compression create a natural stent in the wall of the urethra thus permitting immediate relief. Second, the system's relatively low temperature (43(degree)C to 44(degree)C) are sufficient to kill prostatic cells outside the urethra but are not high enough to cause swelling in the urethra as is often associated with competitive treatments using high temperatures and no compression.

         On December 1, 1997, the Company entered into amended Licenses agreement to give the Company rights to two additional patents of which one was recently approved November 17, 1997. These additional patents related to a innovative approach to monitor and control intra-prostatic temperatures using a radiometer apparatus. The combination of these two patents and the one received in 1996 enhances the safety and efficacy of our BPH system.

         BPH is a highly prevalent prostate disease that afflicts a substantial percentage of men over the age of 55. The BPH treatment market is substantial, with an estimated 7.2 million men in America suffering from the disease. BPH symptoms typically appear in men in their 50s and continue to worsen over time. As a result of an aging population, the number of men with BPH is increasing.

         In 1995 only 17% of the total men suffering with BPH symptoms were treated for the disease. CLI believes that this number will be greatly increased with the introduction of a BPH treatment device that improves on the major drawbacks of the current treatment methods. These drawbacks include issues such as extended procedure stays, required catheterization and a worsening of conditions immediately after the procedure.

         CLI's new proprietary BPH device confronts each one of these drawbacks and delivers a treatment that is performed on an outpatient basis (1-2 hours), does not require post-treatment catheterization and delivers immediate relief that permits urination as soon as the procedure is completed.

Projected Deep Focused Heat  Product Line
-----------------------------------------

         The   Company   has  current   plans  to  produce   three   specialized
thermotherapy products, each utilizing the APA technology for specific deep seated tumors and one BPH product utilizing the MMTC technology.

         Breast cancer treatment equipment. Breast cancer is the most prevalent cancer in American women with over 183,000 new cases diagnosed each year. The Company has produced a prototype machine for APA enhanced thermotherapy for treatment of breast cancer. Preclinical evaluation of the prototype in animals has been completed.

         Prostate cancer treatment equipment. There are over 163,000 new cases of prostate cancer diagnosed in the United States each year. Building on its experience in BPH treatment, the Company is planning prostate cancer thermotherapy equipment as the second of its APA product line. Although the Company has developed several critical components of this equipment, development is not expected to begin prior to December, 1997

         Deep seated tumor treatment equipment. The third planned APA product will be for thermotherapy of deep seated tumors, including liver, pancreas, colon and lung cancers. It is expected that this equipment will also permit treatment on other cancer sites including the head, neck and limbs.
This product is in the early design phase.

         BPH treatment equipment. The Company has recently placed a newly developed BPH System with the dual angioplasty-thermotherapy capabilities with the Montifiore Medical Center, the teaching hospital of the Albert Einstein College of Medicine in New York City, for preclinical and clinical evaluations. Dr. Arnold Melman, Chairman and Professor of the Department of Urology of Albert Einstein College of Medicine, will be the principal investigator of the study.

Balloon Catheter - BPH Treatment Background
-------------------------------------------

         BPH is a non-cancerous urological disease in which the prostate enlarges and constricts the urethra. Symptoms associated with BPH affect the quality of life of millions of sufferers worldwide, and BPH can lead to irreversible bladder or kidney damage. The prostate is a walnut-size gland surrounding the male urethra that produces seminal fluid and plays a key role in sperm preservation and transportation. As the prostate expands, it compresses or constricts the urethra, thereby restricting the normal passage of urine. This restriction of the urethra may require a patient to exert excessive bladder pressure to urinate. Since the urination process is one of the body's primary means of cleansing impurities, the inability to urinate adequately increases the possibility of infection and bladder and kidney damage.

         Because BPH is an age-related disorder, its incidence increases as the population ages. As many as 27 million men between the age of 50 and 80 in the United States alone suffer from BPH. As the population continues to age, the prevalence of BPH will continue to increase dramatically. As demonstrated by the following chart, by age 55, fifty percent of all men, and by age 80, eighty percent of all men will have BPH.

         Like cancer, BPH historically has been treated by surgical intervention or by drug therapy. The primary surgical treatment for BPH is transurethral resection of the prostate ("TURP"), a procedure in which the prostatic urethra and surrounding diseased tissue in the prostate are trimmed, thereby widening the urethral channel for urine flow. While the TURP procedure typically has been considered the most effective treatment available, the procedure has many shortcomings which undermine its value. A large number of patients who undergo TURP encounter significant complications, which can include painful urination, infection, impotence, incontinence, and excessive bleeding. Furthermore, the cost of the TURP procedure is also very high, ranging from $8,000 to $12,000, including hospital stay. Medicare alone spent $1 billion to cover TURP procedures in 1995. This high cost also fails to reflect the cost of lost work time and reduction in quality of life. Finally, the TURP procedure is time consuming, requiring hospitalization for up to three days.

         Other less radical surgical procedures are available in addition to the TURP procedure. Interstitial RF Therapy and Laser Therapies are surgical procedures which employ concentrated radio frequency waves or laser radiation instead of a surgical knife. There is minimal bleeding and damage to the urethra associated with these procedures. However, the adverse side effects and costs associated with surgery remain.

         Drug therapy has emerged as an alternative to surgery in the last several years. There are several drugs available for BPH treatment, the two most widely prescribed drugs being Hytrin and Proscar. Hytrin works by relaxing certain involuntary muscles surrounding the urethra, thereby easing urinary flow, and Proscar is intended to actually shrink the enlarged gland. Drugs, however, offer only modest relief (60% of drug patients stop within the first year) and cost hundreds of dollars per year. In short, neither the surgical nor the medicinal treatments available for BPH provide satisfactory, cost-effective solutions to BPH.

         Thermotherapy or high heat treatment using microwaves is another new alternative treatment approach. In May 1996, the FDA approved a microwave-based BPH treatment device manufactured by EDAP Technomed, Inc. ("Technomed"), called Prostatron. FDA has recently approved another similar microwave treatment device manufactured by Urologix, another thermotherapy company. However, due to the high treatment temperatures used, there is no immediate objective and/or subjective relief, and a large percentage of the treated patients will require a post retention catheter due to the prostatic swelling caused by the intensity of the heat used.

         With the limited effectiveness of BPH drugs and the cost and potential side effects associated with surgery, the Company believes thermotherapy combined with "angioplasty"-like compression of the urethra provides a better alternative for the treatment of BPH. The Company further believes the percentage of men with moderate to severe symptoms of the disease who seek treatment will increase significantly in the future as a result of increased consumer knowledge of the disease and the development of treatments with less severe complications and side effects than traditional treatments (estimated 50% of all afflicted being treated vs. 30% today).

Current Prostatic Disease Equipment

         The Company's current BPH systems utilize a non-surgical catheter-based therapy that incorporates proprietary microwave technology and is designed to preferentially heat diseased areas of the prostate to a temperature sufficient to cause cell death in those areas. The current systems do not utilize the balloon catheter technology. The Company does not have an IDE or PMA on the current BPH System and it is therefore not currently available for commercial distribution in the United States. The Microfocus BPH System is manufactured in Canada and is approved for export from Canada. The current systems will be discontinued as the balloon catheter equipment becomes available.

MARKETING STRATEGY
------------------

         The emphasis of the Company's marketing strategy for its new products will be to maintain ongoing cash streams by selling disposable procedure kits and sharing treatment revenue. Hospitals, clinics, HMOs, and pharmaceutical companies will acquire equipment at a minimal cost and will pay for utilizing such equipment, together with necessary disposable products -- on a per use basis. The Company intends to increase the demand for its treatment by educating patients about the benefits of its treatment via various means of media publicity, consistent with FDA regulation. The Company will pursue for long-term growth along two discrete development paths:

         In the near term, from two to four years, the Company's treatment revenues will come from an exploitation of its proprietary technology for BPH and prostate disorders, and from its deep focused heat technology for breast cancer and deep-seated tumors. The Company intends to generate initial sales through a combination of direct marketing and development of marketing alliances. The Company has begun discussions with a national HMO for the development of a long-term joint research and marketing alliance. The company is currently considering other offers to establish a series of value-added marketing alliances with certain manufacturers that sell directly to the nation's hospital community.

         In the longer term from four to six years, the Company intends to generate new revenue streams from its current development work with Duke University and Memorial Sloan Kettering in targeted drug delivery systems and gene therapy. The Company has first options to acquire Duke University patents covering heat sensitive liposome targeted drug delivery technology. Treatment revenues will come from pharmaceutical manufacturers, hospitals, and clinics employing these technologies to deliver drug regimens or change genes throughout the body. Duke has commenced development of this integrated, targeted drug delivery system employing the Company's focused heat technology. To market its liposome, heat sensitive drug delivery systems, the Company is currently seeking alliances with pharmaceutical companies, major hospitals, and HMOs. The Company's intended marketing strategy will be to sell its microwave equipment at minimal cost, and to share revenues from drug delivery on a per transaction basis. There will also be significant revenues from Cheung' both targeted drug delivery and gene therapy delivery to major drug companies.

         Assuming FDA approval, Cheung plans to launch its BPH treatment system in late 1999. Pending FDA approvals, the Company's focused heat breast cancer and deep tumor treatment systems could reach the market in the years 2000 and 2001. Microwave liposome drug delivery treatments could reach the market as early as 2002.

Patents and Proprietary Rights

         The Company owns no patents. Through the Company's license agreements with MIT, MMTC and Haim Bither Cancer Institute ("H.B.C.I.") the Company has exclusive rights within defined fields of use to seven U.S. patents and one patent pending. Four of the patents relate to the cancer equipment and three relate to the BPH equipment. The patents expire at various times from May, 1999 to November, 2014. The Company, in conjunction with the patent holders, has filed or intends to file international applications for certain of the U.S. patents.

         The Company also relies upon trade secrets and proprietary know-how, which it seeks to protect, in part, through proprietary information agreements with employees, consultants and others. There can be no assurance that proprietary information agreements will not be breached, that the Company would have adequate remedies for any such breach or that such agreements, even if fully enforced, would be adequate to prevent third party use of the Company's proprietary technology.

Third Party Reimbursement

         The Company believes that third party reimbursement will be essential to commercial acceptance of the Deep Focused Heat Systems and Microfocus BPH System procedures, and that overall cost effectiveness and physician advocacy will be keys to obtaining such reimbursement. The Company believes that its procedures can be performed for substantially lower total cost than surgical treatments for BPH or cancer or continuous drug therapy. Consequently, the Company believes that third party payers seeking procedures that provide quality clinical outcomes at lower cost will help drive acceptance of the Company's products.

         The Company's strategy for obtaining reimbursement in the United States is to obtain appropriate reimbursement codes and perform studies in conjunction with clinical studies to establish the efficacy and cost effectiveness of the procedures as compared to surgical and drug treatments for BPH and cancer. The Company plans to use this information when approaching health care payers to obtain reimbursement authorizations.

         With the increasing use of managed care and capitation as a means to control health care costs in the United States, the Company believes that physicians may view the Company's products as a tool to treat efficaciously BPH and cancer patients at a lower total cost, thus providing them with a competitive advantage when negotiating managed care contracts. This is especially important in the United States, where a significant portion of the aging Medicare population is moving into a managed care system.

         Following regulatory approval, physicians using the Company's Microfocus 1000 or, when completed, the Deep Focused Heat Systems to treat cancer and the Microfocus BPH System to treat BPH, will submit insurance claims for reimbursement for the procedure to third party payers, such as Medicare carriers, Medicaid carriers, Health Maintenance Organizations ("HMOs"), and private insurers. In the United States and in international markets, third party reimbursement is generally available for existing therapies used to treat cancer and BPH. The availability and level of reimbursement from such payors for the use of the Company's new Deep Focus Heat Systems and the new Microfocus BPH System will be a significant factor in the Company's ability to commercialize these systems.

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

         Internationally, reimbursement approvals for procedure utilizing the Company's new products will be sought on an individual country basis. Some countries currently have established reimbursement authorizations for transurethral microwave therapy. Clinical studies and physician advocacy will be used to support reimbursement requests in countries where there is currently no reimbursement for such procedures.

Commercial Design and Manufacturing

         The Company's existing BPH treatment devices were designed and manufactured by the Company. The Company believes it is best suited to conduct basic research and development, pursue a development idea through clinical testing and regulatory approval and market the final product. The Company intends to outsource the development of a commercial product from its development stage product and the actual manufacture of the commercial product. The Company has engaged Herbst Lazar Bell, Inc. to develop the commercial versions of its future products. See "Certain Transactions". Manufacture of future products will be contracted to manufacturers who have not yet been identified.

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

         The two major competitors of the Company are BSD Medical Corporation in Salt Lake City, Utah ("BSD"), and Labthermics Technology, Inc. in Champaign, Illinois ("Labthermics"), each of which manufactures thermotherapy machines competitive with the Company's current Microfocus 1000. The major factors in competition for sales of thermotherapy equipment are product performance, product service, and product cost. The product performance of the Company's Microfocus 1000 in PMA clinical trials has been superior to the performance of competing machines. The system manufactured by BSD uses microwave technology. Labthermics uses ultrasound technology to heat the cancer site.

         BSD received its FDA approval in 1983 and was allowed to begin marketing its system at that time. To date, BSD has sold approximately 200 thermotherapy systems worldwide and has a much larger presence in the thermotherapy market than has the Company.

         Service in the thermotherapy business includes maintenance of the thermotherapy machines to minimize downtime as well as training for personnel who will utilize the machines to render treatment to patients. The Company has warranty and service policies which are competitive within the industry.

The Company's warranty for the Microfocus 1000 is for a period of 12 months and the Company offers a service policy following expiration of the warranty. These terms are substantially similar to the warranties and service policies offered by competitors. The Company provides three to four days of training for the personnel who will be operating each machine that the Company places at a treatment center. The Company also provides training programs at its facility in Maryland for doctors who desire to receive training on the Company's Microfocus 1000. Both training courses are helpful in marketing the Company's Microfocus 1000, because users who become familiar with one machine have a reluctance to switch to another machine which would require additional training. For this reason, the Company will seek to increase the frequency of its training sessions given at its facility in Maryland.

Thermotherapy For Prostatic Diseases

         The Company believes there are as many as 10 companies in the USA and as many as 15 companies worldwide which are planning to enter or already active in this marketplace.

         On May 7, 1996, the FDA for the first time approved a microwave-based BPH treatment device manufactured by EDAP Technomed, Inc. ("Technomed"), called "Prostatron." In addition, Urologix recently received FDA approval on its BPH system. These approvals should enhance market acceptance of microwave BPH treatment systems both in the United States and abroad but gives Technomed a competitive advantage of being first to the market in the United States. The Company's current BPH systems are not approved by the FDA for sale in the United States. However, the Company intends to apply for FDA approval in the near future.

         Large global companies such as Dornier, Olympus, and Technomed will spend large amounts of resources to market and develop the BPH industry. In addition to the above companies, the following are companies offering BPH thermotherapy systems in the worldwide marketplace: BSD, Direx Medical, Technomatix (Primus), Lund Science, Quantum, GENEMED, Bruker, and Meditherm. There are several other companies which have not yet brought their products to the international marketplace. Presently, Technomed is considered the market leader with its Prostatron system. The Prostatron unit is a high cost system which sells for approximately U.S. $300,000. Other companies are marketing their systems in the range of US $100,000 to $300,000. To date, it is believed there are over 600 installed BPH Systems worldwide of which Technomed and Direx have the largest share of approximately 30% combined. There are approximately 75 Microfocus BPH Systems installed worldwide.

Government Regulation

United States Regulation

         In the United States, the FDA regulates the sale and use of medical devices, which include the Company's thermotherapy systems for both cancer and BPH. A company introducing a medical device in the United States must go through a two step process. The company must first obtain an Investigational Device Exemption ("IDE") permit from the FDA. An IDE is granted upon the manufacturer adequately demonstrating the safety of the device for patient use. Receipt of the IDE allows the use of the device on patients for the purpose of obtaining efficacy confirmation. A PMA is granted upon compilation of sufficient clinical data to establish efficacy for the indicated use of the device. This process is not only time consuming but is also expensive. Obtaining PMA is a significant barrier to entry into the thermotherapy market. Firms which lack PMA face significant impediments to the successful marketing of their thermotherapy equipment, because under applicable regulations customers can obtain reimbursement from Medicare, Medicaid and health insurers only for treatment with products that have PMA.

         The Company has a PMA for its Microfocus 1000 but does not have an IDE or PMA on the Microfocus BPH System.

         The Federal Communications Commission (the "FCC") regulates the frequencies of microwave and radio-frequency emissions from medical and other types of equipment to prevent interference with commercial and governmental communications networks. The frequency of 915 MHZ has been approved by the FCC for medical applications and machines utilizing that frequency do not require shielding to prevent interference with communications. The Microfocus 1000 and the Microfocus BPH System utilize the 915 MHZ frequency.

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

Foreign Regulation

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

         The Company has sold products in selected countries in Asia and Europe. Meeting the registration requirements within these countries is the sole responsibility of the distributors in each of these countries. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. The Company expects to receive approvals for marketing in a number of countries outside the United States prior to the time that it will be able to market its products in the United States. The timing for such approvals is not known.

Product Liability and Insurance

         The business of the Company entails the risk of product liability claims. Although the Company has not experienced any product liability claims to date, any such claims could have an adverse impact on the Company. In the past and currently, the Company has not maintained product liability insurance. The Company is currently in the process of securing product liability insurance in the amount of $5,000,000 and has received quotes for such coverage. There can be no assurance that once product liability insurance is obtained that product liability claims will be covered by such insurance, will not exceed such insurance coverage limits

Employees

         As of September 30, 1997, the Company had eight full-time employees. None of the Company's employees is represented by a collective bargaining organization. The Company considers its relations with its employees to be good.

         None of the Company's employees is represented by a collective bargaining organization. The Company considers its relations with its employees to be good.


ITEM 2.  PROPERTIES

         The Company's corporate headquarters consist of approximately 5,918 square feet of office, laboratory and production space at 10220-I Old Columbia Road, Columbia, Maryland 21046-1705. The Company leases the premises from an unaffiliated party on a three year lease which will terminate on May 31, 2000. Monthly rent is $5,489.00.

         The Company leases from Augustine Cheung, Chairman of the Board, and John Mon, an officer and director, on a month to month basis a townhouse near its corporate offices in Columbia, Maryland for $900 per month, plus utilities. The housing is used for visiting executives.

         The Company also leases office space consisting of approximately 500 square feet located at 11/F Flat B, Hanley House 68 Canton Road, T.S.T. Kowloon, Hong Kong. The property is leased on a month-to-month basis from an unaffiliated party at a monthly lease rate of $1,200 (U.S.). The Company plans to terminate the leasing of the Hong Kong office on December 31, 1997.

ITEM 3.  LEGAL PROCEEDINGS

         The Company presently is not a party to any litigation, and the Company is not aware of any threat of litigation, except as follows:

         The Company has been named as a defendant in a lawsuit filed by Eastwell Management Services, Ltd. ("Eastwell") in the United States District Court for the District of Maryland. In the lawsuit, Eastwell is seeking damages in the amount of $125,000, plus interest. The Company denies that any funds are due to Eastwell and intends to defend the lawsuit.

         In the normal course of business, the Company may be subject to warranty and product liability claims on its thermotherapy equipment. The
Company does not have a product liability insurance policy in effect. The assertion of any product liability claim against the Company, therefore, may have an adverse affect on its financial condition. As of September 30, 1997, no liability claims against the Company have been asserted.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders during the calendar year ending 1996.

                                     PART II
                                     -------

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

           The Company's Common Stock is traded on the over-the-counter market. The quotations set forth below reflect inter-dealer prices, do not include retail markups, markdowns or commissions, and may not necessarily represent actual transactions. There were approximately 1,207 holders of record of the Common Stock as of December 8, 1997. The Company has never paid cash dividends on its stock and does not expect to pay any cash dividends in the foreseeable future.


                                                                    September 30
                                                                    ------------

Period                                                1996                                1997
------                                                ----                                ----

                                             High                 Low            High                 Low
                                             ----                 ---            ----                 ---

1st Quarter (Oct. 1 to Dec. 31)              17/32                1/2            1-1/8                11/16

2nd Quarter (Jan. 1 to March 31)             5/8                  25/64          13/16                 9/16

3rd Quarter (April 1 to June 30)             1-1/16               17/64          15/16                15/32

4th Quarter (July 1 to Sept. 30)             1-9/32               21/32          1-1/8                 5/8


Issuance of Shares Without Registration

         During the fourth quarter of the fiscal year ended September 30, 1997, the Company issued the following securities without registration under the Securities Act of 1933:

         1. During the quarter, the Company issued 517,342 shares to seven persons upon conversion of previously outstanding convertible notes totalling $212,110.22. The issuance was made to a limited number of accredited investors upon conversion of previously outstanding convertible securities. Stearns Management Company was one of the investors. No commissions were paid with respect to the conversions. The Company believes the issuance was exempt from registration under the Securities Act pursuant to Sections 3(a)(9), 4(2) or 4(6) of the Securities Act and Regulation D promulgated thereunder.

         2. During the quarter, the Company issued 248,294 shares to nine persons in satisfaction of previously outstanding debt totalling $124,147. The issuance was made to a limited number of accredited investors. Mr. Soule and Herbst, Lazar, Bell were two of investors. No commissions were paid with respect to the conversions. The Company believes the issuance was exempt from registration under the Securities Act pursuant to Sections 4(2) or 4(6) of the Securities Act and Regulation D promulgated thereunder.

         3. During the quarter, the Company issued 1,166,000 shares to thirty accredited investors for cash consideration totalling $583,000. The issuance was made to a limited number of accredited investors. No commissions were paid with respect to the issuance, but finders fees of $3,600 were paid to persons who introduced the Company to certain investors. The Company believes the issuance was exempt from registration under the Securities Act pursuant to Section 4(2) or 4(6) of the Securities Act and Regulation D promulgated thereunder.

         4. During the quarter, the Company issued 10,534 shares to its current and certain past directors as directors fees. Such shares were valued at a total of $11,192. Such fees include payment for attendance at meetings prior to the current quarter. The issuance was made to a limited number of accredited investors. No commissions were paid with respect to the conversions. The Company believes the issuance was exempt from registration under the Securities Act pursuant to Sections 4(2) or 4(6) of the Securities Act.



                  (Remainder of page intentionally left blank)

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes certain financial data for the Company for the years ended September 30, 1997, 1996, 1995, 1994 and 1993 and is qualified in its entirety by, and should be read in conjunction with the Financial Statements, the related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                1993              1994             1995              1996              1997
                                                ----              ----             ----              ----              ----

Statement of Operations Data:
Revenues:
 Product Sales (Net)                          $1,811,774       $1,025,651          $157,618          $74,006          $121,257
 Research and development contracts               40,377           60,742                 0                0                 0
                                                 -------          -------           -------          -------           -------
  Total revenues                              $1,852,151       $1,086,393          $157,618          $74,006          $121,257
 Cost of product sales                           694,150          494,946            67,350           64,406            46,734
                                               ---------        ---------           -------           ------           -------
 Gross profit on product sales                 1,158,001          591,447            90,268            9,600            74,523
 Other costs and expenses:
  Research and development                       186,916          202,569            18,546           94,012           185,974
  Selling, general and administrative            739,595          704,295         1,386,854        1,321,361         2,283,245
   Total operating expenses                      926,511          906,864         1,405,400        1,415,373         2,469,219
 Profit(Loss) from operations                    231,490        (315,417)       (1,315,132)      (1,405,773)       (2,394,696)
 Other income (expense)                          (7,244)          170,997             8,620        (442,192) (1)     (471,631) (2)
 Interest income (expense)                     (236,847)        (184,700)          (90,805)         (85,506)         (185,562)
 Extraordinary Item - Gain on forgiveness
  of debt                                                         591,728
 Net income (loss)                              (12,601)          390,880       (1,397,317)      (1,933,471)       (3,051,889)
 Net loss per share                               ($.00)             $.02            ($.06)          ($0.05)           ($0.11)
 Weighted average shares outstanding          15,608,490       16,712,978        23,466,070       39,499,650        28,386,145




                                              1993              1994               1995               1996              1997
                                              ----              ----               ----               ----              ----
Balance Sheet Data:
Working Capital                            (2,434,832)         (748,193)        (1,101,136)          (646,754)       (2,645,908)
Total Assets                                   998,403           955,456          9,710,742      9,321,600 (3)           823,209
Long-term debt, less current maturities                           26,000              2,000          1,213,000               ---
Redeemable Convertible Preferred Stock
Accumulated deficit                        (9,271,725)       (8,880,845)       (10,278,162)       (12,211,633)      (15,263,522)
Total stockholders' equity (deficit)       (2,346,021)         (666,542)          8,128,768      6,755,874 (3)       (2,460,646)


(1) Includes $17,009 gain on disposition of investment in Ardex Equipment, L.L.C.

(2)  Includes $438,803 loss on write off of Ardex Notes Receivable.

(3) On October 23, 1996, the Company, based on the provisions of an agreement reached on June 6, 1996, as amended, redeemed 16,000,000 shares of its Common Stock. The redemption provided for the Company to return its investment in Aestar Fine Chemical Company (valued at $8,000,000 on the Company's September 30, 1996 balance sheet) and to relinquish its rights to the funds held under an investment contract ($40,000 at September 30, 1996) in order to affect the transaction. This transaction has a significant impact on the financial position, current ratios and stockholder's equity of the Company. If the foregoing transaction had occurred on or before September 30, 1996, total assets would have been reduced by $8,040,000 and stockholder's equity would have reduced by $8,040,000, resulting in a negative stockholder's equity of ($1,284,126).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

         Statements regarding the Company's expectations as to the effectiveness of its technology, demand for its products and certain other information presented in this Form 10-K constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, but are not limited to the following:

1. Decreasing Sales, Increasing Losses and Undercapitalization. The Company's product sales have been substantially decreasing over the past three years. There is no assurance sales will increase with the application of new technologies being developed by the Company. The Company has had increasing losses which have resulted in an accumulated deficit of $15,263,522 for the period ending September 30, 1997. Losses will continue until current and future sales increase substantially. The Company lacks adequate capital to finance its research and development and marketing. Lack of adequate capital and governmental regulatory approvals will effect future sales.

2. Acceptance of Products. Hyperthermia has not been widely accepted by the medical community as an effective cancer treatment. Although the Company believes that this is primarily due to the inability to adequately focus heat prior to introduction of the Company's APA technology. The medical community may not embrace the advantages of APA-focused hyperthermia without more extensive testing and clinical experience than the Company could afford to conduct. It is also possible that the technology will not be as effective in practice as theory and testing have indicated. Similarly, the medical community has no experience with balloon catheter treatment for BPH.

2. Limited Products. The Company currently has a limited number of products. Failure to develop new products utilizing current products and newly acquired technology will effect the profitability of the Company. The development of new products and application of new technology to existing products is subject to uncertainty and delay.

3. Lack of a Proven Marketing Plan. The Company intends to market its new products by concentrating on per-use revenue. Such plan is dependant on market acceptance and adequate capitalization.

General

         Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company's research and development programs, the clinical trials conducted in connection with the Company's thermotherapy system and PMA application for submission to the FDA. The Company has experienced significant operating losses and as of September 30, 1997 had an accumulated deficit of $15,263,522. The Company expects such operating losses to continue and possibly increase in the near term and for the foreseeable future as it continues its product development efforts, expands its marketing and sales activities and scales up its manufacturing operations. The Company's ability to achieve profitability is dependent upon its ability to successfully obtain governmental approvals, manufacture, market and sell its new technology and integrate such technology into its thermotherapy systems. The Company has not been able to successfully market its current thermotherapy system. There can be no assurance that the Company will be able to successfully commercialize its newly acquired technology and apply it to its current thermotherapy systems or that profitability will ever be achieved. The operating results of the Company have fluctuated significantly in the past on an annual and a quarterly basis. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, many of which are outside the Company's control.

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


Results of Operations

Comparison of Fiscal Year Ended September 30, 1997 to Fiscal Year Ended September 30, 1996

         Product sales for the fiscal year ended September 30, 1997 ("fiscal 1997") were $121,257. During the prior fiscal year, gross product sales were $134,006, but net product sales after returns and allowances were $74,006. Increased sales of products are not expected until products incorporating the new technologies are developed and approved for sale by governmental regulatory agencies. Furthermore, with respect to the APA-focused hyperthermia machines, the Company believes it must complete clinical studies to satisfy potential users.

         Cost of sales decreased to $46,734 in fiscal 1997 from $64,406 in fiscal 1996. This reflects the decrease in gross sales. The Company does not believe that fluctuations in gross margin are meaningful at the current low level of sales.

         Research and development expense increased to $185,974 in fiscal 1997 from $94,012 in fiscal 1996. The Company expects to significantly increase its expenditures for research and development to fund the development or enhancement of products by incorporating the APA technology and the MMTC technology.

         Selling, general and administrative expenses increased to $2,283,245 in fiscal 1997 from $1,321,361 in fiscal 1996. Increased administrative expenses reflect strengthening of the Company's management team and the resulting increased salary levels. These expenses also reflect the increased use of outside consultants and advisers to assist the Company in formulating its plans to utilize its new technologies. The Company expects selling and marketing expense to increase substantially as it expands its advertising and promotional activities and increases its marketing and sales force, principally for the commercialization of its thermotherapy systems.

         During fiscal 1997, the Company wrote off as uncollectible the notes receivable related to Ardex Equipment, LLC. As part of the Gao settlement, the Company also lost the funds held under an investment contract. Together these two items resulted in $478,803 of non-operating expense in fiscal 1997.

         Interest expense increased to $185,562 in fiscal 1997 from $85,506 in fiscal 1996. This primarily reflects an increase in short term debt incurred to finance the Company's operations. See "Liquidity and Capital Resources" below.

Comparison of Fiscal Year Ended September 30, 1996 to Fiscal Year Ended September 30, 1995

         Net product sales decreased to $74,006 in fiscal 1996 from $157,618 in fiscal 1995. The decrease was due, primarily, to decreased emphasis on sales of Microfocus products as the Company sought other business opportunities. With the renewed focus on the development and sale of the Microfocus products, the Company anticipates that sales of its thermotherapy systems will account for all sales in the foreseeable future. The Company will focus on developing its new products. Increased sales of products are not expected until the new technologies are developed and approved for sale by governmental regulatory agencies.

         Cost of product sales decreased to $64,406 in fiscal 1996 from $67,350 in fiscal 1995 due to decreased sales volume.

         Research and development expense increased to $94,012 in fiscal 1996 from $18,546 in fiscal 1995.

         Selling, general and administrative expenses decreased in amount to $1,321,361 in fiscal 1996 from $1,386,854 in fiscal 1995. The Company expects selling and marketing expense to increase substantially as it expands its advertising and promotional activities and increases its marketing and sales force, principally for the commercialization of its thermotherapy systems.

         Interest expense decreased to $85,506 in fiscal 1996 from $90,805 in fiscal 1995.

Liquidity and Capital Resources

         Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $15,263,522 at September 30, 1997. The Company has funded its operations primarily through the sale of equity securities. At September 30, 1997, the Company had cash, cash equivalents and short-term investments aggregating approximately $267,353. Current liabilities on such date were $3,283,855. Net cash used in the Company's operating activities was $1,154,751 for fiscal 1997.

         The Company does not have any bank financing arrangements. The Company's indebtedness consists of two notes payable to Dr. Augustine Cheung with a total face amount of $121,419; a note payable to Yu Shai Lai in the amount of $36,041; a note payable to Ada Lam in the amount of $28,502; a note payable to Lake Shu Loon in the amount of $10,000; an oral agreement to pay Charles Shelton an amount currently estimated between $35,000 and $50,000; and trade debt totaling $197,190. In addition, commencing on July 10, 1996, the Company sold $1,505,000 in senior secured convertible notes accruing interest at 8 percent per annum (the "Senior Notes"). At September 30, 1997, $1,169,800 of the Senior Notes were outstanding. The Senior Notes have priority over payment of any other indebtedness of the Company. The holders of the Senior Notes can elect to either convert the notes into Common Stock at an option price of $0.41 per share or be paid principal and interest upon the earlier to occur of (i) the next private offering; or (ii) December 31, 1997. In May, 1997 the Company issued a $220,000 Secured Promissory Note to a trust. The note is secured by certain equipment and is due by its terms on December 15, 1997. At September 30, 1997, $200,000 of the principal of the note was outstanding. The holder of the note has verbally agreed to convert $100,000 of the principal into the Company's common stock and an additional $50,000 of principal has been repaid in cash. The remaining principal balance of $50,000 was not paid on December 15, 1997. The holder's remedies for non-payment include foreclosing on the collateral, increasing the interest rate to 17% per annum or converting the balance into common stock having a market value of 200% of the note balance.

         The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts, including seeking FDA approval for the domestic sale of the Company's products, expand its sales and marketing activities and scale up its manufacturing. The Company expects that its existing capital resources will not be adequate to fund the Company's operations through the next twelve months. The Company is dependent on raising additional capital to fund its development of technology and to implement a marketing plan. Such dependence will continue at least until the Company begins marketing its new technologies. The Company's future capital requirements and the adequacy of its financing depend upon numerous factors, including the successful commercialization of the thermotherapy systems progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies and clinical trials, the cost and timing of manufacturing scale-up, the development of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of its products. To the extent that funds generated from the Company's operations are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. The Company does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations will be materially and adversely effected.

         The Company intends to spend over $1,000,000, subject to availability of funding, with various educational and research institutions for research and development in fiscal 1998. The Company is also required to pay HLB certain engineering fees, the amount of which are presently unknown. The Company is also required to do clinical trials to prepare for submission of products to the FDA. The amount required to perform such trials and to prosecute the applications in not currently known, but is expected to run in the millions of dollars. The Company does not currently have funds available to do such trials and clinical work. The Company has committed to pay advisors and officers pursuant to contractual arrangements set forth in "Directors and Executive Officers of the Registrant" and "Certain Relationships and Related Transactions." The Company will be dependent on additional capital to be raised to fulfill all of the above agreements and obligations.

         During fiscal year 1997, the Company issued a large number of shares in connection with its funding activities. Options or warrants to officers, directors, related parties and five percent (5%) shareholders are addressed in
Part III of this Form 10-K. In addition to those options and warrants, the Company has issued options and warrants in connection with funding activities to purchase a total of 4,670,715 shares of Common Stock, with exercise prices ranging from $.25 per share to $.41 per share. Some of the warrants issued have anti-dilution provisions which may affect the total number of shares available for purchase under the warrants.

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


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference to Registrant's definitive proxy statement.

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated by reference to Registrant's definitive proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference to Registrant's definitive proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference to Registrant's definitive proxy statement.

                  (Remainder of page intentionally left blank)

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
                  REPORTS ON FORM 8-K

(a)(1)   Index to Financial Statements and Supplemental Schedules

Title of Documents                                                      Page No.
------------------                                                      --------

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

         The Company filed a report on Form 8-K dated September 26, 1997 announcing the grant of PMA Supplement approval to allow use of the APA technology in connection with its Microfocus 1000 product and to announce the appointment of Dr. Max Link to the board of directors.

         The Company filed no other reports on Form 8-K during the fourth quarter of its fiscal year ended September 30, 1997.

(c) Exhibits.

The following documents are included as exhibits to this report:

      Exhibit
       Number         Description
       ------         -----------
        3.1           Articles of Incorporation of the Company as filed May 19,
                      1982 with the State of Maryland Department of Assignments and Taxation.(1)
       3.1.1          Articles of Amendment and Restatement to the Articles of
                      Incorporation of the Company as filed June 21, 1984 with the State of Maryland Department of Assignments and Taxation.*
       3.1.2          Articles of Amendment to the Articles of  Incorporation of
                      the Company as filed December 14, 1994 with the State of Maryland Department of Assignments and Taxation.*

        3.2           By-laws*
       3.2.1          Amendment to the By-laws of the Company adopted December
                      9, 1994.*
        9.1 Irrevocable Proxy between Augustine Y. Cheung, as representative of the Company, and Gao Yu Wen regarding 20,000,000 shares of Common Stock dated June 6, 1996 (pursuant to the Redemption Agreement, the number of shares governed by the proxy has been reduced to 4,000,000)*
        10.1 Patent License Agreement between the Company and Massachusetts Institute of Technology dated June 1, 1996 (Confidential Treatment Requested)*
        10.2 License Agreement between the Company and MMTC, Inc. dated August 23, 1996 (Confidential Treatment Requested)*
        10.3 Letter Agreement between the Company and H.B.C.I., Inc., dated September 17, 1996*
        10.4 Letter Agreement between the Company and Herbst, Lazar, Bell, Inc. dated October 4, 1996*
        10.5 Agreement between the Company and Stearns Management Company dated May 28, 1996*
        10.6 Consulting Agreement between the Company and NACE Resources, Inc. dated August 1, 1996*
        10.7          Settlement Agreement between the Company and William O.
                      Cave, dated October 28, 1996*
        10.8          Redemption Agreement between the Company and Mr. Sun Shou
                      Y. representative of Mr. Gao Yu Wen dated June 6, 1996 and Letter of Intent between the parties dated May 27, 1996*
        10.9 Amendment among the Company, Sun Shau Yi, Ou Yang An, Gao Yu Wen, dated October 23, 1996*
       10.10 Binding Letter of Intent Concerning Rescission of Cheung Laboratories, Inc. Investment in Ardex Equipment, LLC between the Company and Ardex dated August 2, 1996*
       10.11 Letter Agreement between the Company and New Opportunities, Ltd., an affiliate of Verle D. Blaha, dated August 15, 1996*
       10.12 Unsecured Promissory Note, dated June 30, 1994, in the amount of $42,669 and bearing interest at ten percent per annum, payable to Augustine Cheung*
       10.13 Unsecured Promissory Note, dated January 26, 1987, in the amount of $78,750 and bearing interest at the rate of twelve percent, payable to Augustine Cheung*
       10.14 Demand Promissory Note, dated October 2, 1990, in the amount of $28,502 and bearing interest at the rate of twelve percent, payable to Ada Lam*
       10.15          8% Senior Secured Convertible Note*
       10.16          Registration Rights Agreement*
       10.17 Warrant to Purchase Shares of Common Stock of Cheung Laboratories, Inc.*
       10.18 Certificate of Warrant to Purchase Common Stock of Cheung Laboratories, Inc. dated June 1, 1996*
       10.19 Certificate of Warrant to Purchase Common Stock of Cheung Laboratories, Inc. dated May 28, 1996*
        21.1          Subsidiaries of the Registrant*

        23.1 Consent of Stegman & Company, independent public accountants of the Company**
        27.1          Financial Data Schedule**

------------------
* Pursuant to Rule 12b-32, this exhibit is incorporated herein by reference to the exhibits filed with respect to the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

** Filed herewith

(1) Pursuant to Rule 12b-32, this exhibit is incorporated herein by reference to the exhibits filed with respect to the Company's Registration Statement on Form S-1, as amended, originally filed on October 17, 1984, Registration No. 2-93826-W.


                  (Remainder of page intentionally left blank)

                            CHEUNG LABORATORIES, INC.

                    REPORT ON AUDITS OF FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                        SEPTEMBER 30, 1997, 1996 AND 1995





































    No extract from this report may be published without our written consent
                               Stegman & Company

                                                 TABLE OF CONTENTS






INDEPENDENT AUDITORS' REPORT



FINANCIAL STATEMENTS                                                     Page
                                                                         ----

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

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Cheung Laboratories, Inc.
Columbia, Maryland


                We have audited the accompanying balance sheets of Cheung Laboratories, Inc., as of September 30, 1997 and 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cheung Laboratories, Inc., as of September 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.

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




Towson, Maryland
December 10, 1997

                            CHEUNG LABORATORIES, INC.

                                 BALANCE SHEETS
                           SEPTEMBER 30, 1997 AND 1996

                                     ASSETS

                                                            1997         1996
                                                         ----------   ----------

CURRENT ASSETS:
  Cash                                                   $  267,353   $  246,931
  Accounts receivable (net of an allowance for
      doubtful accounts of $-0- and $20,770 in
      1997 and 1996, respectively)                            5,891      154,335
  Accrued interest receivable - related parties                --          5,333
  Inventories                                               329,741      270,952
  Prepaid expenses                                            8,207        1,669
  Other current assets                                       26,755       26,755

         Total current assets                               637,947      705,975
                                                         ----------   ----------

PROPERTY AND EQUIPMENT - at cost:
  Furniture and office equipment                            180,348      176,541
  Laboratory and shop equipment                              92,228       62,228
                                                         ----------   ----------
                                                            272,576      238,769
      Less accumulated depreciation                         213,885      205,766
                                                         ----------   ----------

         Net value of property and equipment                 58,691       33,003
                                                         ----------   ----------

OTHER ASSETS:
  Investment in Aestar Fine Chemical Company - at cost         --      8,000,000
  Funds held under investment contract                         --         40,000
  Notes receivable - Ardex Equipment, L.L.C. and
      related individuals                                      --        400,000
  Patent licenses (net of accumulated amortization
      of $53,379 and $37,328 in 1997 and 1996,
      respectively)                                         126,571      142,622
                                                         ----------   ----------

         Total other assets                                 126,571    8,582,622
                                                         ----------   ----------

         TOTAL ASSETS                                    $  823,209   $9,321,600
                                                         ==========   ==========


See accompanying notes.



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          1997            1996
                                                     -------------   -------------
CURRENT LIABILITIES:
  Accounts payable - trade                            $    614,173    $    197,190
  Notes payable - other                                  1,369,800            --
  Notes payable - related parties                          221,943         331,712
  Accrued interest payable - related parties               245,784         339,660
  Accrued interest payable - other                         116,604           8,417
  Accrued compensation                                     331,715         186,459
  Accrued professional fees                                256,301          76,352
  Other accrued liabilities                                 15,504         100,905
  Deferred revenues                                        112,031         112,031
                                                      ------------    ------------

         Total current liabilities                       3,283,855       1,352,726
                                                      ------------    ------------

LONG-TERM LIABILITIES:
  Note payable - related party, due after one year            --             8,000
  Notes payable - other                                       --         1,205,000
                                                      ------------    ------------

         Total long-term liabilities                          --         1,213,000
                                                      ------------    ------------

         Total liabilities                               3,283,855       2,565,726
                                                      ------------    ------------

STOCKHOLDERS' EQUITY:
  Capital stock - $.01 par value; 51,000,000 shares
   authorized, 29,095,333 and 41,206,360 issued and
   outstanding for 1997 and 1996, respectively             290,953         412,063
  Additional paid-in capital1                            2,511,923      18,555,444
  Accumulated deficit                                  (15,263,522)    (12,211,633)
                                                      ------------    ------------

         Total stockholders' (deficit) equity           (2,460,646)      6,755,874
                                                      ------------    ------------

         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                     $    823,209      $ 9,321,60
                                                      ============    ============



                            CHEUNG LABORATORIES, INC.

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995




                                                       1997            1996            1995
                                                   -----------     -----------     -----------

REVENUES:
   Hyperthermia sales and parts                   $    121,257    $    134,006    $    157,618
   Returns and allowances                                 --           (60,000)           --
                                                  ------------    ------------    ------------

        Total revenues                                 121,257          74,006         157,618

COST OF SALES                                           46,734          64,406          67,350
                                                  ------------    ------------    ------------

GROSS PROFIT                                            74,523           9,600          90,268
                                                  ------------    ------------    ------------

OPERATING EXPENSES:
   Selling, general and administrative               2,283,245       1,321,361       1,386,854
   Research and development                            185,974          94,012          18,546
                                                  ------------    ------------    ------------

        Total operating expenses                     2,469,219       1,415,373       1,405,400
                                                  ------------    ------------    ------------

LOSS FROM OPERATIONS                                (2,394,696)     (1,405,773)     (1,315,132)

COSTS INCURRED IN DEVELOPMENT OF
   COSMETICS DIVISION                                     --          (471,000)           --

LOSS ON FUNDS HELD IN INVESTMENT
   CONTRACT                                            (40,000)           --              --

LOSS ON WRITE-OFF OF ARDEX EQUIPMENT,
   L.L.C. NOTES RECEIVABLE AND RELATED
   ACCRUED INTEREST RECEIVABLE                        (438,803)           --              --

OTHER INCOME                                             7,172          28,808           8,620

INTEREST EXPENSE                                      (185,562)        (85,506)        (90,805)
                                                  ------------    ------------    ------------

LOSS BEFORE INCOME TAXES                            (3,051,889)     (1,933,471)     (1,397,317)

INCOME TAXES                                              --              --              --
                                                  ------------    ------------    ------------

 NET LOSS                                         $ (3,051,889)   $ (1,933,471)   $ (1,397,317)
                                                  ============    ============    ============

LOSS PER COMMON SHARE                             $       (.11)   $       (.05)   $       (.06)
                                                  ============    ============    ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                       28,386,145      39,499,650      23,466,070
                                                  ============    ============    ============



See accompanying notes.

                            CHEUNG LABORATORIES, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995



                                             Common Stock           Additional
                                             ------------            Paid-In
                                        Shares          Amount       Capital           Deficit           Total
                                        ------          ------       -------           -------           -----


Balances at October 1, 1994           18,623,651    $    186,236    $  8,028,067    $ (8,880,845)   $   (666,542)

   Sale of common stock               20,003,000         200,030       9,801,470            --        10,001,500

   Issuance of 581,013 shares of
     common stock as payment of
     indebtedness and expenses           581,013           5,810         185,317            --           191,127

   Net loss                                 --              --              --        (1,397,317)     (1,397,317)
                                     -----------    ------------    ------------    ------------    ------------

Balances at September 30, 1995        39,207,664         392,076      18,014,854     (10,278,162)      8,128,768

   Sale of common stock                1,299,711          12,997         406,513            --           419,510

   Issuance of 698,985 shares of
     common stock as payment of
     indebtedness and expenses           698,985           6,990         134,077            --           141,067

   Net loss                                 --              --              --        (1,933,471)     (1,933,471)
                                     -----------    ------------    ------------    ------------    ------------
Balances at September 30, 1996        41,206,360         412,063      18,555,444     (12,211,633)      6,755,874

   Sale of common stock                1,409,902          14,099         668,901            --           683,000

   Issuance of 2,479,071 shares
     of common stock as payment
     of indebtedness and expenses      2,479,071          24,791       1,127,578            --         1,152,369

   Retirement of shares              (16,000,000)       (160,000)     (7,840,000)           --        (8,000,000)

   Net loss                                 --              --              --        (3,051,889)     (3,051,889)
                                     -----------    ------------    ------------    ------------    ------------

Balances at September 30, 1997        29,095,333    $    290,953    $ 12,511,923    $(15,263,522)   $ (2,460,646)
                                     ===========    ============    ============    ============    ============






See accompanying notes.


                            CHEUNG LABORATORIES, INC.

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


                                                                1997           1996           1995
                                                            ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $(3,051,889)   $(1,933,471)   $(1,397,317)
  Noncash items included in net loss:
    Funds held under investment contract used
      for cosmetic division expenses                             40,000        471,000           --
    Depreciation and amortization                                24,169         18,545         13,922
    Bad debt expense                                            120,865         51,397        180,539
    Gain on disposition of investment in Ardex
      Equipment, L.L.C                                             --          (17,009)          --
    Equity in loss of Ardex Equipment, L.L.C                       --             --           17,009
    Write-off of Ardex Equipment - note receivable
      and accrued interest                                      438,803           --             --
    Common stock issued for operating expenses                  297,542          9,000        108,926
  Net changes in:
    Accounts receivable                                          (2,421)       (68,631)       208,680
    Inventories                                                 (58,789)        45,327        (80,478)
    Accrued interest receivable - related parties               (33,470)        (5,333)          --
    Prepaid expenses                                             (6,538)         6,000         (5,875)
    Other current assets-                                        (1,204)       (25,551)
    Accounts payable and accrued interest payable               837,172         25,445         59,025
    Accrued compensation1                                        45,256       (166,039)        51,423
    Accrued professional fees1                                   79,950         74,852       (174,606)
    Other accrued liabilities                                   (85,401)        31,033         24,803
    Deferred revenues                                              --           (3,500)       105,531
                                                            -----------    -----------    -----------

         Net cash used in operating activities               (1,154,751)    (1,462,588)      (913,969)
                                                            -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Rescission of investment in Ardex Equipment, L.L.C               --          100,000           --
  Purchases of patent licenses                                     --         (100,000)          --

  Investment in Ardex Equipment, L.L.C                             --             --         (500,000)
  Purchase of property and equipment                             (3,807)       (10,256)        (5,183)
  Funds invested - investment contract                             --             --         (700,000)
  Funds returned - investment contract                             --          139,000         50,000
                                                            -----------    -----------    -----------

         Net cash (used) provided by investing activities        (3,807)       128,744     (1,155,183)
                                                            -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                   615,000      1,205,000           --
  Payment on notes payable - related parties                    (24,020)       (48,973)          --
  Payment on notes payable - other                              (95,000)        (2,000)       (24,000)
  Proceeds of stock issuances                                   683,000        419,510      2,001,500
                                                            -----------    -----------    -----------

         Net cash provided by financing activities            1,178,980      1,573,537      1,977,500
                                                            -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                  20,422        239,693        (91,652)

CASH AT BEGINNING OF YEAR                                       246,931          7,238         98,890
                                                            -----------    -----------    -----------

CASH AT END OF YEAR$                                            267,353    $   246,931    $     7,238
                                                            ===========    ===========    ===========


Cheung Laboratories, Inc.

Statements of Cash Flows (Continued)
For the Years Ended September 30, 1997, 1996 and 1995


                                                                     1997           1996          1995
                                                                  ----------      ---------     --------
Acquisition and rescission of a 9.5% interest
   in the Aestar Fine Chemical Company in
   exchange for 16,000,000 shares of
   common stock                                                   $ (8,000,000)  $      --     $ 8,000,000
                                                                  ============   ===========   ===========


Schedule of noncash investing and financing transactions:
   Conversion of accounts payable, debt and accrued
      interest payable through issuance of common stock           $    854,826   $   132,067   $    82,200
                                                                  ============   ===========   ===========

   Equipment repossessed for internal use                         $     30,000   $      --     $      --
                                                                  ============   ===========   ===========


Schedule of noncash investing and financing activities:
      Proceeds of notes payable:
        Increase in notes payable                                 $       --     $      --     $    25,223
        Offset of accounts payable                                        --            --         (25,223)
                                                                  ------------   -----------   -----------

           Net cash received                                      $       --     $      --     $      --
                                                                  ============   ===========   ===========

      Payment on notes payable:
        Decrease in notes payable                                 $       --     $    25,223   $    24,000
        Offset of accounts receivable                                     --         (25,223)         --
                                                                  ------------   -----------   -----------

           Net cash paid                                          $       --     $      --     $    24,000
                                                                  ============   ===========   ===========

Rescission of investment in Ardex Equipment,
   L.L.C. in exchange for notes receivable                        $       --     $   400,000   $      --
                                                                  ============   ===========   ===========

Cash paid during the year for:
   Interest                                                       $       --     $    45,000   $    47,079
                                                                  ============   ===========   ===========

   Income taxes                                                   $       --     $      --     $      --
                                                                  ============   ===========   ===========




See accompanying notes.

                            CHEUNG LABORATORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995



1.    DESCRIPTION OF BUSINESS

            Cheung Laboratories, Inc. (the "Company") is in the business of providing hyperthermia products for medical applications. The Company markets its products internationally and was classified as a development stage company until October 1, 1989.

2.    GOING CONCERN UNCERTAINTY

            The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at September 30, 1997, current liabilities exceed current assets by $2,645,908. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations.

            During 1997 and 1996, in an attempt to focus its resources on its core business, the Company rescinded its investments in two unrelated ventures, respectively. Despite these efforts, working capital deficits continue as the majority of cash funds raised during 1997 was in the form of issuance of capital stock and debt financing through private placement.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Use of Estimates
            ----------------

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

            Net Loss Per Common Share
            -------------------------

                 Net loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. The impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding because the effect would be antidilutive.

            Inventories
            -----------

                 Inventories are stated at the lower of cost or market. Cost is determined using the average cost method.

            Property and Equipment
            ----------------------

                 Property and equipment is stated at cost. Depreciation is provided over the estimated useful lives of the related assets of five years. Major renewals and betterments are capitalized at cost and ordinary repairs and maintenance are charged against operations as incurred.

           Financial Instruments
           ---------------------

                For most financial instruments, including cash, accounts payable and accruals, management believes that the carrying amount approximates fair value, as the majority of these instruments are short-term in nature.

           Investments - at Equity
           -----------------------

                Investments in which the Company has a 20% to 50% interest or otherwise exercises significant influence are carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses. Otherwise, investments are carried at cost and dividend income is recognized as earned in other income.

           Patent Licenses
           ---------------

                The Company has purchased several licenses to use the rights to patented technologies. Patent licenses are amortized straight-line over the remaining patent life.

           Revenue Recognition
           -------------------

                Revenue is recognized when systems, products or components are shipped and when consulting services are rendered. Deferred revenue includes customer deposits received on contingent sale agreements.

           Research and Development
           ------------------------

                Research and development costs are expensed as incurred. Equipment and facilities acquired for research and development activities which have alternative future uses are capitalized and charged to expense over their estimated useful lives.

           Accounting for Stock Based Compensation
           ---------------------------------------

                In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS No. 123), which is effective for the Company's year ended September 30, 1997. SFAS No. 123 allows companies either to continue to account for stock-based employee compensation plans under existing accounting standards or to adopt a fair value based method of accounting as defined in the new standard. The Company will follow the existing accounting standards for these plans, and has provided pro forma disclosure of net income and earnings per share as if the expense provisions of SFAS No. 123 had been adopted. Implementation of SFAS No. 123 did not have a material impact on results of operations or financial condition.

           New Accounting Pronouncements
           -----------------------------

                The Company will adopt in the fiscal year ending September 30, 1998, Statement of Financial Accounting Standards No. 128 Earnings Per Share
(SFAS) No. 128), which was issued in February 1997. SFAS No. 128 requires disclosure of basic earnings per share (EPS) and diluted EPS, which replaces the existing primary EPS and fully diluted EPS, as defined by APB No. 15. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed similar to primary EPS as previously reported, provided that, when applying the treasury stock method to common equivalent shares, the Company must use its average share price for the period rather than the more dilutive greater of the average share price or end of period share price required by APB No. 15. The Company believes this will not have a material effect on EPS.

4.  ACCOUNTS RECEIVABLE

           Accounts receivable consist of the following:

                                                            1997        1996
                                                          --------   ----------

                      Trade receivables                     $4,431     $138,465
                      Related party receivables:
                        Microfocus                           1,460        1,910
                        Ardex Equipment, L.L.C.              -           34,730
                      Allowance for doubtful accounts        -          (20,770)
                                                         ---------    ---------

                                                            $5,891     $154,335
                                                            ======     ========

5.  INVENTORIES

           Inventories are comprised of the following at September 30:

                                                            1997         1996
                                                         ---------    ---------

                      Materials                           $235,748     $169,752
                      Work-in-process                       16,990       46,062
                      Finished products                     77,003       55,138
                                                         ---------    ---------

                                                          $329,741     $270,952
                                                          ========     ========

6.     RELATED PARTY TRANSACTIONS

             Notes Receivable - Related Parties

                   Notes receivable due from related parties consist of the following:


                                                                    1997              1996
                                                                  ---------         --------
             Term note due August 31, 2001 from Ardex
               Equipment, L.L.C., accruing interest at
               8% per annum.                                     $    --            $350,000

             Term note due August 31, 2001 from the
               principals of Ardex Equipment, L.L.C.,
               accruing interest at 8% per annum.                     --              50,000
                                                                 -----------      ----------
                                                                 $    --            $400,000
                                                                 ===========      ==========

             The above notes receivable and related accrued interest were written-off as uncollectible during the year ended September 30, 1997.

       Notes Payable - Related Parties

             Notes payable to related parties as of September 30 are comprised of the following:

                                                                        1997           1996
                                                                     ----------     ----------
           Term note payable to an officer and stockholder of
             the Company, accruing interest at 10% per annum.         $ 28,650       $ 42,669

           Term notes payable to an officer and stockholder of
             the Company, accruing interest at 12% per annum.           68,750         78,750

           Demand note payable to relative of an officer and
             stockholder of the Company, accruing interest at
             12% per annum.                                             36,041         36,041

           Demand note payable to related party of remainder
             of funds borrowed for discontinued project, note
             bears interest at 12% per annum.    28,50228,502

           Term notes payable to interested parties of the
             Company accruing interest at 12% per annum.                10,000        103,750

           Term note payable to stockholder of the Company
             accruing  interest at 10% per annum payable in
             monthly  payments of $2,000 for 25 months. The
             note is secured by all accounts receivable and
             general intangibles of the Company.                        50,000         50,000
                                                                        ------         ------
                                                                       221,943        339,712
              Less current portion                                     221,943        331,712
                                                                       -------        -------

           Long-term portion - due in 1998                           $    --        $   8,000
                                                                     =========      =========

            Accrued interest payable on these notes amounted to $245,784 and $339,660 at September 30, 1997 and 1996, respectively.

            Stock Based Compensation Plan
            -----------------------------

                 As part of the Company's employment agreement with the current chief executive officer (CEO), the Company has granted to the CEO 1,900,000 shares of the Company's capital stock which vests in certain milestones throughout the one-year term of employment. Ultimately all shares become fully vested, provided that the CEO remains with the Company through the term of the contract. The total amount charged to compensation expense for 1997 under this plan was $280,000.

7.  NOTES PAYABLE - OTHER

            Notes payable - other consist of the following as of September 30:

                                                                       1997           1996
                                                                   -----------    -----------
      Senior secured convertible notes, resulting from private
        placement offerings in July 1996 and June 1997,
        accruing interest at 8% per annum. The notes are
        secured by the  Company's  common  stock held by
        Augustine Cheung. The notes mature December 31,
        1997.                                                       $1,169,800     $1,205,000

      Term note with accrued interest payable each month
        at 12% per annum.  The note is secured by inventory
        and property.  The note matures December 18, 1997.             200,000           --
                                                                   -----------      ---------

                                                                    $1,369,800     $1,205,000
                                                                    ==========     ==========

            Accrued interest payable on these notes amounted to $116,604 and $1,262 at September 30, 1997 and 1996, respectively.

8.    RETIREMENT PLAN

            The Company provides a SAR-SEP savings plan to which eligible employees may make pretax payroll contributions up to 15% of compensation. The Company does not make contributions to the plan.

9.    INVESTMENT IN AESTAR FINE CHEMICAL COMPANY - AT COST

            During 1995, the Company acquired a 9.5% equity interest in Aestar Fine Chemical Company (Aestar) in exchange for 16,000,000 shares of its common stock. The investment was carried at cost, as measured by the $.50 per share fair market value of the 16,000,000 shares of the Company's common stock. The Company has subsequently rescinded this investment during the year ended September 30, 1997.

10.   INVESTMENT IN ARDEX EQUIPMENT, L.L.C. - AT EQUITY

            The Company purchased a 19.25% equity interest in Ardex Equipment, L.L.C. (Ardex) in 1995. The investment was carried at cost, adjusted for the Company's proportionate share of Ardex's loss from the purchase date through September 30, 1995. During 1996, the Company rescinded its investment in Ardex, the effects of which are reflected in these financial statements.

11.  FUNDS HELD UNDER INVESTMENT CONTRACT

            During 1995, the issuance of 20,000,000 shares of common stock to Mr. Gao Yu Wen enabled Mr. Gao to obtain a majority interest in the Company. Mr. Gao had essentially recapitalized the Company through this investment of $2,000,000 in cash and an $8,000,000 interest in Aestar. Pursuant to the terms of an investment agreement between the Company and Mr. Gao, the Company had invested surplus working capital funds in Hong Kong and China. At September 30, 1995, the Company had drawn $50,000 from the account, reducing the balance to $650,000. The balance as of September 30, 1996 had been further reduced to $40,000 to reflect $471,000 in costs incurred by Mr. Gao while developing a cosmetic division in Hong Kong on behalf of the Company, per an agreement to rescind the investment in Aestar Fine Chemical Company. During 1997, the Company has written off the balance of this account.

12.  INCOME TAXES

            Income tax expense on loss before extraordinary item differs from that computed at the federal income tax rate as follows:

                                                            1997              1996             1995
                                                       -------------      -----------      -----------
           Income tax (benefit) at statutory rate
            (34%)                                        $(1,037,642)       $(657,380)       $(475,088)
           Tax benefits not recognized                     1,037,642          657,380          475,088
                                                           ---------          -------          -------

           Income tax (benefit) expense                  $      --          $    --         $     --
                                                         =========          =========       ==========

            The tax benefit of net operating losses has been completely offset by a valuation allowance until the Company demonstrates earnings that would utilize the net operating loss carryforwards. At September 30, 1997, the Company has net operating loss carryforwards approximating $14,000,000. These carryovers expire in various amounts through the period 1998 to 2012.

13.  COMMON STOCK

            During the year ended September 30, 1997, the Company issued 1,409,902 shares of common stock for $683,000, 1,317,143 shares were issued to extinguish debt, and 1,161,828 shares were issued as payment for various operating expenses. Additionally, the Company retired 16,000,000 shares of common stock in connection with the rescission in its investment in Aestar.

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

14.  STOCK OPTIONS AND WARRANTS

            The Company has granted stock options to certain employees on a periodic basis at the discretion of the Board of Directors. Options are granted at market value at the date of the grant and are immediately exercisable.

            A summary of the Company's stock option activity and related information for the years ended September 30, 1997 and 1996 is as follows:

                                             1997                         1996
                                   -------------------------    -------------------------
                                                   Weighted                     Weighted
                                    Common          Average       Common         Average
                                     Stock         Exercise        Stock        Exercise
                                    Options          Price        Options         Price

Outstanding at beginning of year   3,050,000   $         .34       630,000   $        .25
  Granted                            515,000             .61     2,420,000            .36
  Exercised                             --               .00          --              .34
                                   ---------   -------------   -----------   ------------

Outstanding at end of year         3,565,000   $         .38     3,050,000   $        .34
                                   =========   =============   ===========   ============

           Additionally, the Company has issued warrants to purchase the Company's stock as follows:

                                             1997                         1996
                                   -------------------------   --------------------------
                                                  Weighted                      Weighted
                                    Common         Average        Common         Average
                                     Stock        Exercise         Stock        Exercise
                                    Warrants        Price         Warrants       Price

Outstanding at beginning of year   2,218,035   $         .29          --    $         .00
  Granted                          1,058,783             .48     2,218,035          .2935
                                   ---------   -------------   -----------  -------------


Outstanding at end of year         3,276,818   $         .35     2,218,035  $       .2935
                                   =========   =============   ===========  =============


             Additionally, the Company has sold warrants to certain individuals to purchase shares of common stock at a price based on future stock sales by the Company.

            SFAS No. 123 requires pro forma information regarding net loss and earnings per share as if the Company has accounted for its employee stock options and warrants granted subsequent to December 31, 1994 under the fair value method of SFAS No. 123. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996: risk-free interest rate of 6.5%; expected volatility of 50%; expected option life of 5 years from vesting and an expected dividend yield of 0.0%.

           The Company's pro forma information is as follows:

                                                            1997                      1996
                                                       -------------             -------------

                Pro forma net loss                       $(3,476,159)              $(2,708,362)
                Pro forma net loss per common share      (.12)                      (.07)

15.  COMMITMENTS AND CONTINGENCIES

           Potential Liability and Insurance
           ---------------------------------

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

           Warranty Reserve
           ----------------

                The Company warrants its hyperthermia units to be free from defects in material and workmanship under normal use and service for the period of one year from the date of shipment. Claims have been confined to basic repairs. Given the one year limitation of the warranty, management has elected to not set up a warranty reserve but, instead, to expense repairs as costs are incurred.

16.  OTHER BUSINESS VENTURES - PURCHASE OF PORTABLE X-RAY TECHNOLOGY

           On August 28, 1996, the Company entered into a termination agreement with Carlton Poon, a representative of Rainbow Ball Development Limited ("Rainbow Ball"). This agreement terminated a previous agreement with Rainbow Ball under which the Company was to share its portable x-ray business line. The termination agreement returns all rights to the portable x-ray business line to the Company in exchange for 355,757 shares of the Company's common stock issued in September 1996.

17.  OTHER BUSINESS VENTURES - TERMINATION OF PURCHASE OPTION

           On April 26, 1995, the Company entered into an agreement to purchase a 50% interest in the United Aerosol and Home Products Company, LTD ("Unisol"), located in Zhongshan, China. Unisol is a specialty chemical and fine chemical aerosol packaging and bottle/can filling business. The purchase price was to be 20% of the appraised value of Unisol equipment, payable in the Company's common stock at the close of business on April 26, 1996. The Unisol acquisition was executed as part of the Gao transaction. This agreement was terminated during the year ended September 30, 1997.

18.  LEASE OBLIGATIONS

           The Company has entered into a 3-year lease for their facilities in Columbia, Maryland. Annual lease obligations payments are as follows:

                1998                    $ 67,465
                1999                      69,131
                2000                      55,877
                                       ---------

                                        $192,473
                                       =========

           Total amounts charged to rent expense for 1997 and 1996 were $64,594 and $55,982, respectively.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     CHEUNG LABORATORIES, INC.

December 26, 1997                                    By  /s/ Spencer Volk
                                                         Spencer Volk
                                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




       Signature                  Title                           Date


/s/ Spencer Volk            Chief Executive Officer,           December 26, 1997
Spencer Volk                President and Director



/s/ Warren C. Sterns        Acting Chief Financial Officer,    December 29, 1997
Warren C. Stearns           Director



/s/ John Mon                General Manager, Treasurer         December 26, 1997
John Mon                    Director



/s/ Augustine Y. Cheung     Chairman, Director                 December 26, 1997
Dr. Augustine Y. Cheung



/s/ Mel Soule               Director                           December 26, 1997
Mel Soule



                            Director                           December __, 1997
Walter Herbst

                            Director                           December __, 1997
Max Link