Form 10-K/A
period 1997-09-30
CHEUNG LABORATORIES INC
filed 1998-01-28
CIK 749647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1997

                                       or

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ___________to _________

Commission file number 000-14242

                            CHEUNG LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)

          Maryland                                      52-1256615
          --------                                      ----------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization

  10220-I Old Columbia Road
     Columbia, Maryland                                21046-1705
     -------------------                                ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (410) 290-5390
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names and ages of the members of the Company's Board of Directors and its executive officers, and sets forth the position with the Company held by each:

Name                    Age              Position
----                    ---              --------

Augustine Y. Cheung     50    Chairman of the Board of Directors

Spencer J. Volk         63    President, Chief Executive Officer and Director

John Mon                45    Secretary, Treasurer/General Manager and Director

Warren C. Stearns       57    Acting Chief Financial Officer and Director

Max Link                57    Director

Walter Herbst           60    Director

Mel Soule               48    Director

The Board of Directors presently maintains an Audit Committee and a Compensation Committee. In January of 1998 the Company created a Research and Development Oversight Committee. Messrs. Stearns and Soule comprise the current Audit Committee. The Audit Committee held no meetings during 1997. Messrs. Volk and Herbst comprise the current Compensation Committee. The Compensation Committee held two meetings during 1997.

Augustine Y. Cheung. Dr. Cheung has since 1982 served as the Chairman of the Board of Directors of the Company. Dr. Cheung was the founder of the Company, was President from 1982 to 1986 and Chief Executive Officer from 1982 to 1996. From 1982 to 1985, Dr. Cheung was a Research Associate Professor of the Department of Electrical Engineering and Computer Science at George Washington University and from 1975 to 1981 was a Research Associate Professor and Assistant Professor at the Institute for Physical Science and Technology and the Department of Radiation Therapy at the University of Maryland. Dr. Cheung holds a Ph.D. and Masters degree from University of Maryland. Dr. Cheung is the brother-in-law of John Mon.

Spencer J. Volk. Mr. Volk has been a director, President, and Chief Executive Officer of the Company since May 22, 1997. From 1994 to 1996, Mr. Volk was President and Chief Operating Officer of Sunbeam International. From 1991 to 1993, Mr. Volk was the President and Chief Executive Officer of the Liggett Group, Inc. From 1989 to 1991, he was the President and COO of Church and Dwight (Arm and Hammer), and from 1984 to 1986, he was President and CEO of Tropicana Products, Inc. Prior to that, he spent thirteen years at Pepsico, ultimately as Senior Vice President for the Western Hemisphere. Mr. Volk holds an Honors BA in Economics and Math from Queens University in Ontario, Canada and a BA in Economics from Royal Military College in Ontario, Canada. Mr. Volk replaced Mr. Verle D. Blaha who resigned from the Company effective April 23, 1997.

John Mon. Mr. Mon has served as Treasurer/General Manager of the Company since 1989, and Secretary and a director since June 1997. From 1986 to 1988, Mr. Mon was responsible for the FDA regulatory approval for the Microfocus 1000. Between 1983 to 1986 he was an economist with the U.S. Department of Commerce in charge of forecasting business sales, inventory and prices for all business sectors in the estimation of Gross National Product. Mr. Mon holds a B.S. degree from the University of Maryland. Mr. Mon is the brother-in-law of Dr. Cheung.

Warren C. Stearns. Mr. Stearns has been a director of the Company since January 19, 1997 and acting Chief Financial Officer for the Company since April 24,

1997. Mr. Stearns has provided financial consulting services to many companies for more than the past five years. Mr. Stearns has been and currently is President of Stearns Management Company, a capital advisory firm, since 1989. Prior to 1989, Mr. Stearns acted as vice president of Stearns Management Company. Mr. Stearns is an Assistant Secretary for Anthony Riker, Ltd. He holds an M.B.A. degree from Harvard University and a B.A. degree from Amherst College.

Mel Soule. Mr. Soule has been a director of the Company since May 28, 1997. From 1994 through 1997, Mr. Soule was the president and chief executive officer of Grace Biomedical Division, a subsidiary of the W.R. Grace & Co. From 1993 through 1994, Mr. Soule was the director of commercial planning for the Washington Research Center of W.R. Grace & Co. From 1992 to 1993, Mr. Soule was a senior development manager for W.R. Grace & Co. Mr. Soule holds an MBA degree from Wilmington College and a BA from the University of Massachusetts.

Walter Herbst. Mr. Herbst has been a director of the Company since May 28, 1997. Mr. Herbst has been and currently is chief executive officer of Herbst Lazar Bell, Inc., the engineering firm he founded in 1962. Mr. Herbst also serves as a faculty fellow in industrial design at the Northwestern University McCormick School of Engineering and Applied Sciences. Mr. Herbst holds a BFA in Industrial Design from the University of Illinois and a Master of Management from the Kellogg Graduate School of Northwestern University.

Max Link. Dr. Link has been a director of the Company since September 23, 1997. Dr. Link currently provides consulting and advisory services to a number of pharmaceutical and biotechnology companies. From 1993 to 1994 he served as Chief Executive Officer of Corange, Ltd., a medical diagnostics company acquired by Hoffman-LaRoche. From 1971 to 1993 Dr. Link served in numerous positions with Sandoz Pharma AG culminating in his appointment as chairman of the board of directors in 1992. Dr. Link serves on the board of directors of the following publicly held companies: Human Genome Sciences; Alexion Pharmaceuticals; Cell Therapeutics; Access Pharmaceuticals; Protein Design Laboratories; Osiris Therapeutics; Procept, Inc.; and Cytrx Corp. Dr. Link holds a PhD in economics from the University of St. Gallens (Switzerland).

The Board of Directors conducted four meetings during the year ended September 30, 1997. All members attended at least 75% of the Board of Directors meetings held during their tenure in 1997 with the exception of Joseph Colino who did not attend the one meeting held in 1997 prior to his resignation. Additional actions were taken by unanimous consent resolutions.


Scientific Advisory Board

         The Company currently has a scientific advisory board ("SAB") comprised of individuals listed below. The purpose of the SAB is to assist management of the Company in identifying technology trends and business opportunities within the Company's industry. The SAB members operate as consultants and not as officers or directors of the Company. The following persons serve on the SAB:

Augustine Cheung, PhD. Dr. Cheung serves as the chairman of the SAB and as the Company's Chief Scientific Officer. Dr. Cheung's background is set forth above.

Mel Soule. Mr. Soule serves as Co-Chairman of the SAB. Mr. Soule's background is set forth above.

Michael Davidson, M.D. Dr. Davidson currently practices medicine and is the Chief Executive Officer of Chicago Center for Clinical Trials. Dr. Davidson specializes in designing and implementing clinical trials. Dr. Davidson consults with the Company in connection with establishing clinical trials and on FDA regulatory matters.

Mark Dewhirst, PhD. Dr. Dewhirst currently serves as a Professor of Radiology and Oncology and the Director of the Tumor Microcirculation Laboratories in the Department of Radiation & Oncology at Duke University. Dr. Dewhirst consults with the Company in connection with research on temperature sensitive liposomes.

Donald Kapp, M.D., D.V.M. Dr. Kapp currently serves as Professor of Radiation Oncology at Stanford University. Dr. Kapp consults with the Company in connection with conducting clinical studies.

Gerald Wolf, M.D. Dr. Wolf currently serves as the Director for the Center of Imaging and Pharmaceutical Research at Massachusetts General Hospital. Dr. Wolf consults with the Company on matters relating to focused heat energy for tumor ablation.

Gloria Li, PhD. Dr. Li currently serves as the Director of the Radiation Biology Laboratory at Memorial Sloan-Kettering Hospital. Dr. Li consults with the Company on heat shock and gene therapy.

Arnold Melman, M.D. Dr. Melman currently serves as the Chairman of the Department of Urology at Albert Einstein College of Medicine. Dr. Melman consults with the Company on clinical studies in urology.

Robert Barnett, M.D. Dr. Barnett currently the Surveyor for the American College of Surgeons and is the former President of the Maryland chapter of the American Cancer Society. Dr. Barnett consults with the Company on issues relating to oncological surgeons.

Donald Beard. Mr. Beard is a retired businessman and is the former senior program manager for the United States Department of Energy. Mr. Beard consults with the Company in connection with technology and business development matters.

Thomas Ripley, PhD. Dr. Ripley currently serves as Director of Operations, Grace Biomedical at W.R. Grace & Co. Dr. Ripley consults with the Company on technology and business development.

Mays Swicord, PhD. Dr. Swicord currently serves as Director of Research at Motorola Corporation. Dr. Swicord consults with the Company on the biological effects of microwave technology.

Claude Tihon, PhD. Dr. Tihon currently serves as the Chief Executive Officer of Conti-Med, Inc. Dr. Tihon consults with the Company in connection with urological devices and regulation.

David Needham, PhD. Dr. Needham currently serves as the Director of Cell and Micro-carrier Research and an Associate Professor in the Duke University Department of Mechanical Engineering and Materials Science. Dr. Needham consults with the Company in connection with research on temperature sensitive liposomes.


         All members of the SAB serve at the discretion of the Board of Directors. Each member of the SAB other than Messrs. Swicord and Wolf received an option to purchase 5,000 Shares of the Company common stock at the time they were appointed.

         The options are exercisable for a five year term at $.50 per share. In addition for each 12 months served by the member, they will receive options to purchase 3,000 shares of common stock at the market price of the Company's stock on the date of grant. Such options will be exercisable for a five year term. On consulting matters undertaken by the SAB, members are compensated at the rate of $125 per hour or a total of $1,000 per day together with expenses.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers. Officers, directors, and greater than ten-percent shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company between October 1, 1996, and September 30, 1997, on year-end reports furnished to the Company after September 30, 1997, and on representations that no other reports were required, the Company has determined that during the last fiscal year all applicable 16(a) filing requirements were met except as follows:

         Spencer J. Volk was appointed as Chief Executive Officer and a director of the Company on May 22, 1997, and thereby became subject to Section 16(a) reporting requirements at such time. Mr. Volk also acquired 500,000 shares of common stock of the Company. Mr. Volk filed a Form 3 on June 3, 1997. The Form 3 should have been filed on or before June 2, 1997. Mr. Volk filed a Form 5 on January 6, 1998. The Form 5 should have been filed on or before November 14, 1997.

         Walter B. Herbst was appointed to be a director of the Company as of May 28, 1997, and thereby became subject to Section 16(a) reporting requirements. Mr. Herbst filed a Form 3 on June 30, 1997. The Form 3 should have been filed on or before June 9, 1997.

         Mel D. Soule was appointed to be a director of the Company as of May 28, 1997, and thereby became subject to Section 16(a) reporting requirements. Mr. Soule filed a Form 3 on June 10, 1997. The Form 3 should have been filed on or before June 9, 1997.

         Max E. Link was appointed to be a director of the Company as of September 23, 1997, and thereby became subject to Section 16(a) reporting requirements. Dr. Link acquired an option to purchase 50,000 shares of common stock of the Company on September 23, 1997. Dr. Link filed a Form 3 on October 14, 1997. The Form 3 should have been filed on or before October 3, 1997.

         John Mon, Treasurer and General Manager of the Company, acquired an option to purchase 200,000 shares of common stock of the Company on April 1, 1997. Mr. Mon filed a Form 4 reporting the transaction on June 30, 1997. The Form 4 should have been filed on or before May 10, 1997.

         Warren Stearns filed a Form 5 reporting certain exempt transactions on or about December 23, 1997. The Form should have been filed on or before November 14, 1997. On June 23, 1997 Stearns Management Company acquired a note convertible into shares of the Company. Although Mr. Stearns disclaims beneficial ownership of shares held by Stearns Management Company, Mr. Stearns was required to report such acquisition on a Form 4 which would have been due by July 10, 1997. The acquisition was reported on the Form 5 referred to above.


ITEM 11.          EXECUTIVE COMPENSATION

         The following table sets forth the aggregate cash compensation paid for services rendered to the Company in all capacities during the last three fiscal years to the Company's Chief Executive Officer and to each of the Company's other executive officers where annual salary and bonus for the most recent fiscal year exceeded $100,000.


                                            SUMMARY COMPENSATION TABLE

====================================================================================================================================
                               Annual Compensation                                  Long-Term Compensation Awards
-----------------------------------------------------------------------------------------------------------------------
                                                                  Other Annual                                          All Other
Name and Principal     Fiscal                                     Compensation      Restricted Stock  Stock Options     Compensation
Position               Year         Salary ($)       Bonus ($)    ($)               Awards ($)        (#)               ($)
------------------------------------------------------------------------------------------------------------------------------------
Augustine Y.            1997          $125,000                                         $2,120(1)
Cheung, Chairman of  ---------------------------------------------------------------------------------------------------------------
the Board of            1996          $125,000                                         $2,120(1)         400,000(2)
Directors            ---------------------------------------------------------------------------------------------------------------
                        1995          $125,000                                         $3,250
------------------------------------------------------------------------------------------------------------------------------------
Spencer J. Volk,        1997           $96,923(5)                                    $281,995(1)(6)
President and Chief
Executive Officer
------------------------------------------------------------------------------------------------------------------------------------
Verle D. Blaha,         1997          $177,100(3)                                      $1,182(1)
Former President &
Chief Executive
Officer
                     ---------------------------------------------------------------------------------------------------------------
                        1996           $81,000                                         $2,120(1)         400,000(4)
------------------------------------------------------------------------------------------------------------------------------------
Warren Stearns,         1997          $266,666(7)                                      $1,461(1)
Acting Chief
Financial Officer
                     ---------------------------------------------------------------------------------------------------------------
                        1996           $66,753                                         (7)
====================================================================================================================================

(1) In each of fiscal years 1995, 1996, and 1997, Dr. Cheung received 2,000 shares of Common Stock for his services as a director. Mr. Blaha received 2,000 shares for his service as a director in 1996 and 1,112 shares for his services in 1997. Mr. Volk received 701 shares for his service as a director in 1997. Mr. Stearns received 1,375 shares for his service as a director in 1997.

(2) In fiscal 1996, Dr. Cheung received an option to purchase 400,000 shares at $0.35 per share, exercisable on or before May 16, 2001.

(3) Mr. Blaha resigned as the President and Chief Executive Officer of the Company on April 23, 1997.

(4) The Company granted an option to purchase 400,000 shares of Common Stock, with an exercise price of $.41 per share, to New Opportunities, Ltd., a company affiliated with Mr. Blaha.

(5) Mr. Volk became President and Chief Executive Officer of the Company on May 22, 1997.

(6) Mr. Volk received 500,000 shares in fiscal 1997 pursuant to his employment agreement and has the right to receive up to 1,400,000 additional shares if the Company meets certain financing goals during his tenure and if he is employed by the Company after one year. In October, 1997 Mr. Volk received 250,000 shares of this amount.

(7) Amounts listed as annual compensation for Mr. Stearns consists of fees paid to Stearns Management Company. During 1996, SMC and its assignees also received warrants to with anti-dilution rights to purchase 4.6875% of the Company's common stock.

         There are no option, retirement, pension, or profit sharing plans for the benefit of the Company's officers, directors, and employees. The Company does provide health insurance coverage for its employees. The Board of Directors may recommend and adopt additional programs in the future for the benefit of officers, directors, and employees.

Option Grants in Fiscal 1997

         During fiscal 1997, no options were granted to the named executive officers listed in the Summary Compensation Table.

Aggregated Option Exercises and Year-End Option Values in 1997.
---------------------------------------------------------------

         The following table summarizes for each of the named executive officers of the Company the number of stock options, if any, exercised during 1997, the aggregate dollar value realized upon exercise, the total number of unexercised options held at September 30, 1997 and the aggregate dollar value of in-the-money unexercised options, if any, held at September 30, 1997. Value realized upon exercise is the difference between the fair market value of the underlying stock on the exercise date and the exercise price of the option. The value of unexercised, in-the-money options at September 30, 1997 is the difference between its exercise price and the fair market value of the underlying stock on September 30, 1997, which was $1.00 per share based on the closing bid price of the Common Stock on September 30, 1997. The underlying options have not been and may never be exercised; and actual gains, if any, on exercise will depend on the value of the Common Stock on the actual date of exercise. There can be no assurance that these values will be realized.

Aggregated Option Exercises in Fiscal 1997 and Year-End Option Values


                                                                     Number of Unexercised               Value of Unexercised
                                                                           Options at                   In-the-Money Options at
                                                                            9/30/97                             9/30/97
                                                                            -------                             -------

                         Shares Acquired
Name                     on Exercise         Value Realized     Exercisable     Unexercisable      Exercisable      Unexercisable
                                             ($)

Augustine Y. Cheung      0                   $0                 400,000         0                  $260,000         $0

Spencer J. Volk          0                   $0                 0               0                  $0               $0

Verle D. Blaha           0                   0                  400,000         0                  $260,000         $0

Warren C. Stearns        0                   0                  1,978,743       0                  $1,438,762       $0
------------------------------------------------------------------------------------------------------------------------------------

Long-Term Incentive Plan Awards in 1997.
----------------------------------------

         The Company has no "long-term incentive plan".

Future Benefits or Pension Plan Disclosure in 1997.
---------------------------------------------------

         The Company has no such benefit plans. The Company intends to establish a stock option plan in 1998.

Director Compensation.
----------------------

         During 1997, the Company paid to each outside board members $1,000 per board or committee meeting attended. Each director receives an automatic grant of 2,000 shares of Common Stock for each full year served or the pro rata portion if less than one year.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements.
------------------------------------------------------------------------

         On May 22, 1997, Spencer J. Volk became the President and Chief Executive Officer of the Company. The Company and Mr. Volk have entered into an employment agreement, dated May 11, 1997, with an initial annual salary of $240,000, which will increase to $360,000 per annum upon the successful raising of $5,000,000 through public or private offerings. In addition, Mr. Volk was awarded 500,000 shares of Common Stock upon execution of the employment agreement and may earn up to an additional 1,400,000 based on the Company's ability to raise additional capital and Mr. Volk's continued employment. Mr. Volk, as of October, 1997, received 250,000 of such shares.

         Additionally, Warren Stearns, an officer and Director of the Company, receives compensation through Stearns Management Company, which has an exclusive advisory services arrangement with the Company. See "Certain Relationships and Related Transactions--SMC Contract."

         Other than as set forth above, there are no employment contracts, termination of employment or change in control arrangements.

Stock Option Plans.

         The Company does not currently have any stock option plan. The Company has committed to Mr. Volk to set aside 2,000,000 shares for option grants to directors, employees and consultants. Options for 280,000 of such shares have been granted. The Company anticipates adopting, subject to stockholder approval, a formal option plan during fiscal year 1998 for a total of 2,000,000 shares.

Report of the Compensation Committee on Executive Compensation

         The Company formed a Compensation Committee in June 1997, consisting of Spencer J. Volk, an employee director, and Walter Herbst, a non-employee director. The Committee is responsible for establishing and administering the compensation policies applicable to the Company's officers and key personnel. The committee's responsibilities include, establishing general compensation policy and, except as prohibited by applicable law, taking any and all action that the Board could take relating to the compensation of employees, directors and other parties. The Committee also evaluates the performance of and makes compensation recommendations for senior management, including the Chief Executive Officer.

         Executive Compensation Philosophy

         The Company attempts to design executive compensation to achieve two principal objectives. First, the program is intended to be fully competitive so that the Company may attract, motivate and retain talented executives. Second, the program is intended to create an alignment of interests between the Company's executives and stockholders such that a significant portion of each executive's compensation varies with business performance.

         The Committee's philosophy is to pay competitive annual salaries, coupled with an incentive system that pays more than competitive total compensation for superior performance reflected in increases in the Company's stock price. The incentive system consists of annual compensation and stock compensation.

         Based on assessments by the Board and the Committee, the Committee believes that the Company's compensation program for the Named Executive
Officers has the following characteristics that serve to align executive interests with long-term stockholder interests:

                  a. Emphasizes "at risk" pay such as options and grants of restricted stock.

                  b. Emphasizes long-term compensation such as options restricted stock awards.

                  c. Rewards financial results and promotion of Company objectives rather than individual performance against individual objectives.

         Annual Salaries

         Salary ranges and increases for executives, including the CEO and the other named executive officers, are established annually (unless subject to longer term contracts) based on competitive data. Within those ranges, individual salaries vary based upon the individual's work experience, performance, level of responsibility, impact on the business, tenure and potential for advancement within the organization. Annual salaries for newly-hired executives are determined at time of hire taking into account the above factors other than tenure.

         Long-Term Incentives

         The grant of restricted stock or options to key employees encourages equity ownership and closely aligns management interests with the interests of stockholders. The amount and nature of any option or restricted stock award is determined by the Committee on a case by case basis, depending upon the individual's perceived future benefit to the Company and the perceived need to provide additional incentive to align performance with the objectives of the shareholders.

         Company Performance and CEO Pay

         The compensation of Spencer Volk was established prior to organization of the Compensation Committee. The Committee believes that Spencer Volk's compensation package aligns his interests with those of the stockholders.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth information regarding shares of voting securities of the Company beneficially owned as of December 31, 1997 by: (i) each person known by the Company to beneficially own 5% or more of the outstanding voting securities; (ii) by each director or nominee for director,
(iii) by each person named in the summary compensation table and (iv) by all officers and directors as a group.



Name and Addresses of Officers, Directors and         Amount of                Percentage of
Principal Shareholders                            Common Stock*           Voting Securities*
----------------------                            -------------           ------------------

Augustine Y. Cheung (2)(3)                            6,671,408                        22.6%
10220-I Old Columbia Road
Columbia, MD  21046-1705

Spencer J. Volk (2)(4)                                  994,603                         3.4%
10220-I Old Columbia Road
Columbia, MD  21046-1705

John Mon (2)(5)                                         767,212                         2.6%
10220-I Old Columbia Road
Columbia, MD  21046-1705

Warren C. Stearns (2)(6)                              1,500,415                         4.7%
175 Old Sutton Road
Barrington Hills, IL 60010

Walter Herbst (2)(7)                                    103,388                           **
355 North Canal Street
Chicago, IL  60606

Mel Soule (2)(8)                                         78,811                           **
2812 Eaglesmere Court
Ellicott City, MD  21042

Max Link (2)(9)                                          50,038                           **
Tobelhofstr. 30
8044 Zurich
Switzerland

Gao Yu Wen                                            4,000,000                        13.7%
Zhongshan Economic Committee
Sun Wen Road E.
shiqi zhongshan Guangdong
China

Executive Officers and Directors as a group (7       10,165,875                        31.9%
individuals)
============================================================================================

* Assumes exercise of all options held by listed security holders which can be exercised within 60 days from December 31, 1997.

**       Less than 1%.

(1) Except as noted, the above table does not give effect to an aggregate of approximately 13,117,848 shares of Common Stock underlying outstanding stock options and warrants, convertible securities, obligations to issue shares or warrants that are contingent on future offerings. Outstanding warrants and options entitle the holders thereof to no voting rights.

(2)      Director or Executive Officer.

(3) Includes 400,000 shares underlying an option exercisable commencing May 16, 1995 through May 16, 2001 at $0.35 per share. Dr. Cheung has pledged 4,878,050 shares of Common Stock to secure certain notes.

(4) Includes 250,000 shares earned by Mr. Volk pursuant to his employment agreement subsequent to the end of the fiscal year. Does not include an additional 1,150,000 shares of common stock that have been committed to and may be earned by Mr. Volk pursuant to his employment agreement upon the occurrence of certain events.

(5) Includes 400,000 shares underlying an option to Mr. Mon exercisable commencing May 16, 1996 through May 16, 2001 at $0.35 per share and 200,000 shares underlying an option exercisable commencing April 1, 1997 through March 31, 2002 at $0.41 per share.

(6) Includes 41,271 shares owned by Stearns Management Company, of which Mr. Stearns is President; includes warrants to acquire 164,849 shares held by Charles A. Stearns; includes warrants to acquire 194,443 shares held by Warren R. Stearns; and includes warrants to acquire 1,099,552 shares held by Anthony Riker, Ltd., of which Mr. Stearns is Assistant Secretary. Mr. Stearns disclaims beneficial ownership of the shares underlying the warrants held by Charles A. Stearns, Warren R. Stearns, and Anthony Riker, Ltd. Does not include warrants which are exercisable if and when the Company completes a series of private and/or public offerings for not less than $8,000,000 in the aggregate. Those warrants will total a number of shares equal to approximately $16,750 divided by the average price per share in those offerings.

(7) Includes 35,000 shares underlying options exercisable beginning June 16, 1997 and ending June 16, 2002 at a price of $.41 per share and 20,000 shares underlying options to Herbst Lazar & Bell exercisable beginning October 31, 1997 and ending October 30, 2002 at a price of $1.00 per share.

(8) Includes 50,000 shares underlying an option to Mr. Soule exercisable commencing May 1, 1997 through April 30, 2002 at $0.41 per share.

(9) Does not include 150,000 shares underlying an option exercisable at $.75 per share which vest as to 50,000 shares on December 31, of 1998, 1999 and 2000.



ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


SMC Contract

         On May 28, 1996, the Company entered into a consulting agreement with Stearns Management Company ("SMC"). Warren C. Stearns, an officer and a member of the Board of Directors, is President of SMC. Additionally, the George T. Horton Trust, which is a secured creditor of the Company, is an equity owner of SMC. Pursuant to the Agreement, SMC has an exclusive arrangement to render advisory services involving solicitation of outside capital, restructuring the Company, business plans, marketing, selection of advisory personnel, adding additional directors, and sale of stock by insiders. The agreement is terminable upon 10 days written notice or otherwise stays in effect for one year or until a registration statement covering a public offering of the Company's securities is declared effective by the SEC.

         In exchange for such services,  during the fiscal year ended  September

30, 1996, SMC was paid approximately $66,753 in fees and for reimbursement of expenses and the Company agreed to grant to assignees of SMC a warrant to purchase, in the aggregate, a 4.6875% interest in the equity of the Company as of the next registered public offering of Common Stock of the Company. The warrants, all of which are exercisable at $0.41 per share as adjusted, contain anti-dilution provisions and are exercisable for five years and renewable for an additional five years. Mr. Stearns is paid a per diem expense of $1,500 per day or $190 per hour and reimbursement for expenses at cost plus 20%. During the fiscal year ended September 30, 1997, fees to SMC totalled $266,666. The Company has not received an invoice for 1997 expenses for which SMC will seek reimbursement.

George T. Horton Trust Loan

         The Company is obligated under a secured note to the George T. Horton Trust for $220,000, which bears interest at 1% per month, and was payable December 15, 1997, and is secured by equipment and software for APA technology. George T. Horton Trust is an equity owner of SMC, the President of which, Warren
C. Stearns, is also an officer and director of the Company. SMC has an exclusive advisory services agreement with the Company. The Company has paid $70,000 of the principal of this note and the note holder has agreed to convert $100,000 of principal into common stock of the Company. The remaining principal of $50,000 accrues interest at the rate of 17% per annum or may be converted into common stock at the rate of 200% of the loan balance.

Herbst LaZar Bell, Inc.

         In September 1996, the Company retained the engineering firm of Herbst LaZar Bell, Inc., of Chicago, Illinois, to assist in the adaptation of the APA technology into the Deep Focused Heat Systems. Walter Herbst, a director of the Company, is the founder and chief executive officer of HLB. HLB, with a team of engineers specializing in systems engineering and industrial design, will serve as the primary engineering resource for the Company. The Company will be required to pay HLB engineering fees. The fees are determined on a project by project basis.


Townhouse Lease

         The Company leases from Augustine Cheung, Chairman of the Board, and John Mon, an officer and director, on a month to month basis a townhouse near its corporate offices in Columbia, Maryland for $900 per month, plus utilities. The housing is used for visiting executives.

Promissory Notes

         From 1987 through 1995, the Company borrowed money from related parties. In 1996, the Company formalized such borrowings by executing promissory notes to the following related parties:

         An unsecured term note, dated June 30, 1994, payable to Dr. Augustine Cheung, accruing interest at the rate of ten percent (10%) per annum, in the principal amount of $42,669. The principal and accrued interest shall be due and payable on its maturity date on June 30, 1998. The principal balance of such note at December 31, 1997 was $28,650.

         An unsecured term note, dated January 26, 1987, payable to Dr. Augustine Cheung, accruing interest at the rate of twelve percent (12%) per annum, in the principal amount of $78,750. The principal and accrued interest shall be due and payable on its maturity date on January 26, 1998. The principal balance of such note at December 31, 1997 was $68,750.

         The Company also may have the obligation to execute a promissory note payable to Charles C. Shelton in the face amount of $50,000. The Company has certain offsets available against Mr. Shelton so the final amount to be due under this promissory note is still under negotiation.

Redemption Agreement

         On February 16, 1995, Gao Yu Wen executed a subscription agreement with the Company to purchase 20,000,000 shares of Common Stock at $0.50 per share or $10,000,000. The price was paid by paying $2,000,000 cash and property, and transferring to the Company 9.5% of the outstanding equity of Aestar Fine Chemical Company ("Aestar"). On June 6, 1996 the Company and Gao entered into a Redemption Agreement wherein the Company renounced any interest in Aestar and
Gao agreed that upon delivery by the Company of $2,200,000 to Gao, he would return the 20,000,000 shares of the Company. The promise to pay $2,200,000 by November 30, 1996, was secured by all 20,000,000 shares. On October 23, 1996, the Company and Mr. Gao executed an Amendment by which the terms of the Redemption Agreement were modified. Under the terms of the First Amendment, Mr. Gao agreed to immediately convey to the Company certificates representing 16 million shares of Common Stock. The $2,200,000 payment was reduced to $2,160,000 and the timing was extended until December 31, 1996, with an additional three months period at a penalty of 3/4% per month. On October 23, 1996, Mr. Gao conveyed the 16 million shares to the Company. Such shares were subsequently cancelled. The Company has the right and may have the obligation to repurchase the remaining 4,000,000 shares of the Company for $2,160,000 on or before November 30, 1997.

         In a related transaction, on April 26, 1995, the Company entered into an Investment Agreement with Gao whereby the Company transferred $700,000 to Gao to invest as agent of the Company at the rate of no less than 17% per annum. Gao repaid $190,000 by September 30, 1996. The remaining amount has been forgiven as part of the Rescission Agreement.

Rescission of Ardex Acquisition

         On or about March 31, 1995, the Company invested $400,000 in Ardex Equipment, LLC ("Ardex"), and paid $50,000 to Charles C. Shelton and Joseph Colino, who were then directors of the Company, in exchange for a 19.25% interest in Ardex. In 1996, the Company received $50,000 distribution from Ardex. On August 2, 1996, the Company and Ardex entered into a binding Letter of Intent rescinding the Company's investment in Ardex (the "Rescission"). Pursuant to the Rescission, the Company was to receive a 5-year negotiable promissory note for $350,000 bearing interest at 8% per annum. Interest only is paid until the principal becomes due. Principal is due upon the first of the following events to occur: (i) completion of public or private offerings by Ardex in the aggregate of $1,500,000 or more; (ii) 90 days following the year end in which sales have been or exceed $3,000,000; (iii) Ardex having a cash balance of $800,000 or more from operations; or (iv) five years from the date of the note. The note is to be secured by a limited guarantee of Charles C. Shelton, Joseph Colino and John Kohlman only to the extent of their interest in Ardex and their options in the Company. In addition, Mr. Shelton is to execute a promissory note for $15,000; Mr. Colino is to execute a note for $22,500; and Mr. Kohlman is to execute a note for $12,000. These notes will be secured by the same security as the Ardex note. Under the terms of the Rescission, all of the previously mentioned notes and ancillary documents were to have been executed on or before August 31, 1996, but none have been delivered to the Company as of the date hereof. The Company is continuing with its efforts to obtain the documents contemplated by the Rescission. In the event that the Company is unable to effect a satisfactory resolution of this matter, the Company intends to commence litigation. Pursuant to an oral agreement between the Company and Charles Shelton, a director and officer of the Company, Charles C. Shelton, P.A., a business affiliated with Charles Shelton, billed the Company for reimbursement of expenses.

         The Company is intending to pursue litigation to resolve this and other disputes it has with Messrs Shelton, Kohlman and Colino.


                  (Remainder of page intentionally left blank)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CHEUNG LABORATORIES, INC.

Janaury 28, 1998           By /s/ Spencer Volk
                              --------------------------------------------------
                              Spencer Volk
                              Chief Executive Officer