Form 10-Q
period 1997-12-31
CHEUNG LABORATORIES INC
filed 1998-02-17
CIK 749647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended December 31, 1997

                                       or

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
                                          (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                              ---       ---


         As of December 31, 1997, the Registrant had outstanding 32,760,674 shares of Common Stock, $.01 par value.

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

                            CHEUNG LABORATORIES, INC.
                                 BALANCE SHEETS
                    December 31, 1997 and September 30, 1997

                                     ASSETS

                                                           12/31/1997  9/30/1997
                                                           ----------  ---------

Current assets:
   Cash and cash equivalents                                 $ 32,611   $267,353

   Accounts receivable (net of an allowance for doubtful
   accounts of $-0- and $-0- on 12/31/1997 and
   9/30/1997 respectively)                                      5,891      5,891

   Inventories                                                349,103    329,741

   Prepaid expenses                                             8,417      8,207

   Other current asset                                         61,068     26,755
                                                             --------   --------

         Total current assets                                 457,090    637,947
                                                             --------   --------

   Property and equipment - at cost:
   ---------------------------------

   Furniture and office equipment                             187,748    180,348

   Laboratory and shop equipment                               92,228     92,228
                                                             --------   --------

                                                              279,976    272,576

       Less accumulated depreciation                          217,252    213,885
                                                             --------   --------

           Net value of property and equipment                 62,724     58,691

  Other assets:
  -------------

   Patent licenses (net of accumulated amortization of
   $ 53,888 and $53,379 on 12/31/1997 and 9/30/1997,
   respectively)                                              146,061    126,571
                                                             --------   --------

         Total other assets                                   146,061    126,571
                                                             --------   --------

            Total assets                                     $665,875   $823,209
                                                             ========   ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                               12/31/1997       9/30/1997
                                                             ------------    ------------

Current liabilities:

   Accounts payable - trade                                  $    576,176    $    614,173

   Notes payable - other                                          498,000       1,369,800

   Notes payable-related parties                                  208,702         221,943

   Accrued interest payable - related parties                     192,873         245,784

   Accrued interest payable - other                                54,620         116,604

   Accrued compensation                                           384,866         331,715

   Accrued professional fees                                      104,653         256,301

   Other accrued liabilities                                       17,768          15,504

   Deferred revenues                                              151,631         112,031
                                                             ------------    ------------

         Total current liabilities                              2,189,289       3,283,855
                                                             ------------    ------------

Long term liabilities:

         Total long-term liabilities                                 --              --
                                                             ------------    ------------

         Total liabilities                                      2,189,289       3,283,855
                                                             ------------    ------------



Stockholders' equity:

   Capital stock - $.01 par value; 51,000,000 shares
   authorized, 32,760,674 and 29,095,333 issued and
   outstanding for 12/31/1997 and 9/30/1997, respectively         336,145         290,953

   Additional paid-in capital                                  14,261,137      12,511,923

   Accumulated deficit                                        (16,120,696)    (15,263,522)
                                                             ------------    ------------

          Total stockholders' equity (deficit)                 (1,523,414)     (2,460,646)
                                                             ------------    ------------

           Total liabilities and shareholders' equity        $    665,875    $    823,209
                                                             ============    ============




See accompanying notes.




                            CHEUNG LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended December 31,


                                                1997             1996

Revenue:
--------

   Hyperthermia sales and parts             $       --      $     94,040
                                            ------------    ------------

       Total revenue                                --            94,040

Cost of sales                                       --            31,863
                                            ------------    ------------

Gross profit (loss)                                 --            62,177
                                            ------------    ------------

Operating expenses:
-------------------

Selling, general and administrative*             725,058         396,276

Research and development                         102,844          42,234
                                            ------------    ------------

Total operating expenses                         827,902         438,510
                                            ------------    ------------

(Loss) Income from operations                   (827,902)       (376,333)

Loss in investment fund                             --           (40,000)

Other(expense) income                              6,255          16,578

Interest expense                                 (35,525)        (38,501)
                                            ------------    ------------

(Loss) Income before income taxes               (857,172)       (438,257)

Income taxes                                        --              --
                                            ------------    ------------

Net (loss) income                               (857,172)       (438,257)
                                            ============    ============

Net (loss)income per common share (basic)   ($     0.028)   ($     0.017)
                                            ============    ============

Weighted average shares outstanding           30,802,001      25,237,249



* This amount includes $234,375 in compensation expense recorded for the 250,000 shares of common stock issued to Spencer Volk as part of the compensation outlined in the Employment Agreement between Mr. Volk and the Company.

See accompanying notes.



                            CHEUNG LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                         Three Months Ended December 31,

                                                               1997           1996

Cash flows from operating activities:

  Net (loss) income                                       $  (857,172)   $  (438,257)

  Noncash items included in net (loss) income:

  Loss in investment fund                                        --           40,000

  Depreciation and amortization                                 3,876          3,133

Bad debt expense                                              (54,313)          --

  Net changes in:

  Accounts receivable                                            --          (32,060)

  Inventories                                                 (19,362)       (42,190)

  Accrued interest receivable                                    --           (8,107)

  Prepaid expenses                                               (210)          --

  Accounts payable-trade                                      (37,997)       110,745

  Accrued interest payable - related parties                  (52,911)       (95,494)

  Accrued interest payable - other                            (61,984)        24,100

  Accrued compensation                                         53,150         49,408

  Accrued professional fees                                  (151,648)          --

  Other accrued liabilities and deferred revenue               41,864        120,247
                                                          -----------    -----------

      Net cash (used) provided by operating activities     (1,136,707)      (268,475)
                                                          -----------    -----------

Cash flows from investing activities:

  Purchase of property and equipment                           (7,400)          --

       Net cash provided (used) by investing activities        (7,400)          --
                                                          -----------    -----------

Cash flows from financing activities:

  Payment on notes payable (net)                             (885,040)          --

  Proceeds of stock issuances                               1,794,405         31,351
                                                          -----------    -----------

       Net cash provided by financing activities              909,365         31,351
                                                          -----------    -----------

Net increase(decrease) in cash                               (234,742)      (237,124)

Cash at beginning of period                                   267,353        246,931
                                                          -----------    -----------

Cash at end of the period                                 $    32,611    $     9,807
                                                          ===========    ===========

See accompanying notes.

                            CHEUNG LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 1. Basis of Presentation

         The information presented for the three month periods ended December 31, 1996 and December 31, 1997 is unaudited, but includes adjustments (consisting only of normal recurring accruals) that Cheung Laboratories, Inc.'s (the "Company") management believes to be necessary for the fair presentation of results for the periods presented. The September 30, 1997 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's audited annual statements for the year ended September 30, 1997, which were included as part of the Company's Report on Form 10-K/A.

Note 2. Common Stock Outstanding and Per Share Information

         For the quarters ended December 31, 1996 and 1997, per share data is based on the weighted average number of shares of Common Stock outstanding. Outstanding warrants, options, and notes which can be converted into Common Stock are not included as their effect is antidilutive. The 16,000,000 shares retired in October 1996 are also not included in the calculation of per share data for the quarter ended December 31, 1996.

Note 3. Inventories

         Inventories are carried at the lower of actual cost or market, and cost is determined using the average cost method. The components of inventories on 12/31/1997 and 9/30/1997 are as follows:


                                      12/30/1997        9/30/1997
                                      ----------        ---------

         Finished products              $81,525           $77,003
         Work in process                 17,987            16,990
         Materials                      249,591           235,748
                                       --------         ---------
                                       $349,103          $329,741
                                      =========          ========


Note 4. Subsequent Event.

         The $498,000 of Notes payable - other reflected on the December 31, 1997 balance sheet and related accrued interest of $59,003 were converted, on or before February 2, 1998, into 1,356,106 shares of common stock.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The statements in this report that relate to future plans, events or performance are forward-looking statements. Actual results, events or performance may differ materially due to a variety of factors, including the factors described on the Form 10-K/A for the year ended September 30, 1997. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

         Cheung Laboratories, Inc. ("CLI" or the "Company") has been engaged in developing and marketing minimally invasive thermotherapy devices utilized in the treatment of cancer as well as genitourinary diseases associated with benign growth of the prostate in older males, the most common being benign prostatic hyperplasia ("BPH"). Thermotherapy (also known as hyperthermia), or heat therapy, is a historically recognized successful method of treatment. In modern thermotherapy, a controlled heat dose is targeted to treatment sites using microwave and/or other energy for therapeutic benefits. Thermotherapy is a clinically established, adjuvant modality for at least doubling tumor response to radiation therapy or chemotherapy. However, delivering the necessary heat within the body without damaging surrounding tissue has been a major impediment to the use of thermotherapy for deep seated disease. The Company has an exclusive license from the Massachusetts Institute of Technology ("MIT") for adaptive phase array ("APA") technology which the Company believes will overcome this problem.This technology, originally developed for the Strategic Defense Initiative (Star Wars) plans of the Department of Defense, applies adaptive phased arrays of microwave energy in conjunction with traditional radiation or chemotherapy for the deep heating of breast, prostate and other deep seated cancers.

         The Company will be concentrating its business on the development of two recently acquired technologies: (i) from MIT, APA targeting of microwave energy, which the Company believes will have broad cancer and other medical applications, and (ii) balloon catheter technology for enhanced thermotherapy of BPH and other genitourinary tract conditions. While the balloon catheter technology is related to the Company's previous BPH thermotherapy devices, the Company believes the APA technology has the potential to serve as the core technology for a broad array of medical devices, and accordingly the Company will devote most of its resources to the exploitation of the APA technology.

Results of Operations

Three Months Ended December 31, 1996 and 1997

         The Company is concentrating on the development of the new technologies it recently acquired to significantly expand the capabilities and market for its products and has ceased active sales of its current equipment. The Company therefore did not receive any revenue in the three months ended December 31, 1997, compared to revenue of $94,040 in the same period in the prior fiscal year. With the focus on the development and marketing of the new thermotherapy systems utilizing the patented technologies, the Company anticipates that most of its future revenue will be generated by treatments administered utilizing its thermotherapy systems and the sales of disposable kits. Revenue from the new technologies is not expected until the new technologies are developed and approved for sale by governmental regulatory agencies.

         Given the lack of sales and sales efforts in the quarter ended December 31, 1997, there were no cost of sales in the quarter, compared to $31,863 in the three months ended December 31, 1996.

         Research and development expense increased to $102,844 in the three months ended December 31, 1997 from $42,234 in the three months ended December 31, 1996 due to increased emphasis on technology enhancements. The Company expects to significantly increase its expenditures for research and development to fund the development or enhancement of products by incorporating the APA technology and the MMTC technology.

         Selling, general and administrative expenses increased substantially to $725,058 in the three months ended December 31, 1997 from $396,276 in the three months ended December 31, 1996. The higher expenses were primarily due to the increase in consulting and legal expenses, and compensation expenses, including $234,375 in compensation expense recorded for the 250,000 shares of common stock issued to Spencer Volk. The Company expects selling and marketing expense to increase substantially as it expands its advertising and promotional activities and increases its marketing and sales force, in anticipation of the commercialization of its new thermotherapy systems.

         Interest expense decreased to $35,525 in the three months ended December 31, 1997 from $38,501 in the three months ended December 31, 1996. The decrease was due to the repayment on certain notes.

         The net loss for the quarter ended December 31, 1997 was $857,172. The loss per share was $0.028. Operating losses will continue while the Company is developing its new equipment. Losses thereafter will depend upon a number of factors including the market acceptance of the new technologies.

Liquidity and Capital Resources

         Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $16,120,696 and a shareholders' deficit of $1,523,414 at December 31, 1997. The Company has funded its operations primarily through the sale of equity securities. At December 31, 1997, the Company had cash, cash equivalents and short-term investments aggregating approximately $32,611. Net cash used in the Company's operating activities was $1,136,707 for the three months ended December 31, 1997.

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

         The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including: the successful commercialization of the thermotherapy systems; progress in its product development efforts; the magnitude and scope of such efforts; progress with preclinical studies and clinical trials; the cost and timing of manufacturing scale-up; the development of effective sales and marketing activities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the emerging of competing technological and market developments; and the development of strategic alliances for the marketing of the Company's products. To the extent that funds generated from the Company's operations are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. The Company does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations will be materially and adversely effected.


                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

none

Item 2.  Change in Securities

During the quarter ended December 31, 1997, the Company issued the following securities without registration under the Securities Act of 1933:

         1. The Company issued 1,779,341 shares to fourteen persons upon conversion of previously outstanding convertible notes totalling $729,530. The issuance was made to a limited number of accredited investors upon conversion of previously outstanding convertible securities. The Company believes the issuance was exempt from registration under the Securities Act pursuant to Sections 3(a)(9), 4(2) or 4(6) of the Securities Act and Regulation D promulgated thereunder.

         2. The Company issued 1,586,000 shares to thirty nine accredited investors for cash consideration totalling $793,000. The issuance was made to a limited number of accredited investors. The Company believes the issuance was exempt from registration under the Securities Act pursuant to Section 4(2) or 4(6) of the Securities Act and Regulation D promulgated thereunder.

         3. The Company issued 50,000 shares to Dr. Max Link, a director of the Company, for the exercise of a stock option. Dr. Link paid $37,500 for the shares. The Company also issued 250,000 shares to Spencer Volk as part of the compensation outlined in the Employment Agreement between Mr. Volk and the Company. The Company believes the issuance was exempt from registration under the Securities Act as sales to limited numbers of accredited investors pursuant to Sections 4(2) or 4(6) of the Securities Act.

Item 3.  Defaults upon Senior Securities

         In May, 1997 the Company obtained a loan from the George T. Horton Trust in the original principal amount of $220,000. The loan matured on December 15, 1997, at which time the remaining principal balance was $50,000. The Company failed to pay the loan when due. At February 13, 1998 the outstanding principal balance of the loan was $40,000, plus approximately $283 of accrued interest. The Company has scheduled payment of the remaining balance during the second fiscal quarter ending March 31, 1998.

Item 4.  Submission of Matters to a Vote of Securities Holders

none.

Item 5. Other Information

none

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

11. Computation of per share earnings.

27. Financial Data Schedule

(b) Reports on Form 8-K

         No report on Form 8-K was filed during the period reported upon.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         DATE: February 17, 1998            Cheung Laboratories, Inc.
                                             (Registrant)



                                             /s/ Spencer J. Volk
                                             -----------------------------------
                                             Spencer J. Volk
                                             President


                                             /s/ Jon Mon
                                             -----------------------------------
                                             John Mon
                                             Treasurer, Chief Accounting Officer