Form 10-Q
period 1998-03-31
CELSION CORP
filed 1998-05-15
CIK 749647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________to _________

Commission file number 000-14242

                               CELSION CORPORATION
                               -------------------
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

                           CHEUNG LABORATORIES, INC.
                           -------------------------
                   (Former name, if changed since last report)

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


         As of March 31, 1998, the Registrant had outstanding 36,014,782 shares of Common Stock, $.01 par value.

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

                               CELSION CORPORATION

                                 BALANCE SHEETS

                      March 31, 1998 and September 30, 1997


                                     ASSETS

                                              3/31/1998  9/30/1997
                                              ---------  ---------

Current assets:

   Cash and cash equivalents                   $112,883   $267,353

   Accounts receivable                           33,132      5,891

   Inventories                                  388,009    329,741

   Prepaid expenses                               1,259      8,207

   Other current asset                           52,362     26,755
                                               --------   --------

         Total current assets                   587,645    637,947
                                               --------   --------

   Property and equipment - at cost:
   ---------------------------------

   Furniture and office equipment               185,367    180,348

   Laboratory and shop equipment                 47,048     92,228
                                               --------   --------

                                                232,415    272,576

      Less accumulated depreciation             205,599    213,885
                                               --------   --------

         Net value of property and equipment     26,816     58,691

  Other assets:
  -------------

  Patent licenses (net of amortization)         132,104    126,571
                                               --------   --------

         Total other assets                     132,104    126,571
                                               --------   --------

            Total assets                       $746,565   $823,209
                                               ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              3/31/1998       9/30/1997
                                                              ---------       ---------

Current liabilities:
--------------------

   Accounts payable - trade                                 $    797,344    $    614,173

   Notes payable-other                                           142,542       1,369,800

   Notes payable - related parties                                32,148         221,943

   Accrued interest payable - related parties                     44,551         245,784

   Accrued interest payable - other                              153,243         116,604

   Accrued compensation                                          360,216         331,715

   Accrued professional fees                                     193,097         256,301

   Other accrued liabilities                                      20,538          15,504

   Deferred revenues                                             112,031         112,031
                                                            ------------    ------------

         Total current liabilities                             1,855,710       3,283,855
                                                            ------------    ------------

Long term liabilities:
----------------------

   Long term debt                                                   --              --

         Total long-term liabilities                                --              --
                                                            ------------    ------------

         Total liabilities                                     1,855,710       3,283,855
                                                            ------------    ------------



Stockholders' equity:
---------------------

   Capital stock - $.01 par value; 51,000,000 shares
   authorized, 36,014,782 and 29,095,333 issued and
   outstanding for 3/31/1998 and 9/30/1997, respectively         360,147         290,953

   Additional paid-in capital                                 15,708,412      12,511,923

    Accumulated deficit                                      (17,177,704)    (15,263,522)
                                                            ------------    ------------

          Total stockholders'(deficit) equity                 (1,109,145)     (2,460,646)
                                                            ------------    ------------

          Total liabilities and shareholders' equity        $    746,565    $    823,209
                                                            ============    ============


 See accompanying notes.

                               CELSION CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                      Three Months Ended March 31,       Six Months Ended March 31

                                              1998            1997            1998            1997

Revenue:

Hyperthermia sales and parts          $    110,260    $     19,253    $    110,260    $    113,293

Total revenue                              110,260          19,253         110,260         113,293

Cost of sales                               45,500          12,248          45,500          44,111
                                      ------------    ------------    ------------    ------------

     Gross profit                           64,760           7,005          64,760          69,182

Operating expenses:

Selling, general and administrative        655,494         577,735       1,341,069         974,011

Research and development                   458,780            (133)        601,107          42,101

Total operating expenses                 1,114,274         577,602       1,942,176       1,016,112
                                      ------------    ------------    ------------    ------------

(Loss) Income from operations           (1,049,514)       (570,597)     (1,877,416)       (946,930)

Loss in investment fund                       --              --              --           (40,000)

Other(expense) income                         --             8,287            --            24,865

Interest income (expense)                   (7,494)        (40,381)        (43,004)        (78,882)

Miscellaneous income-non                      --              --             6,239            --
operating

Total other income & expenses               (7,494)           --           (36,765)           --

(Loss) Income before income taxes       (1,057,008)       (602,691)     (1,914,181)     (1,040,948)

Income taxes                                  --              --              --              --

Net (loss) income                      ($1,057,008)      ($602,691)    ($1,914,181)    ($1,040,948)
                                      ============    ============    ============    ============

Net (loss)income per common share           ($0.03)         ($0.02)         ($0.06)         ($0.04)
                                      ============    ============    ============    ============

Weighted average shares outstanding   $ 34,386,021    $ 25,638,317    $ 32,584,716    $ 25,433,061
                                      ============    ============    ============    ============





See accompanying notes.

                               CELSION CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                          Six Months Ended March 31,

                                                                1998           1997

Cash flows from operating activities:

  Net (loss) income                                      ($1,914,181)   ($1,040,948)

  Noncash items included in net (loss) income:

  Loss in investment fund                                       --           40,000

  Depreciation and amortization                                9,947          5,655

  Bad debt expense                                              --            1,133

  Net changes in:

  Accounts receivable                                        (27,241)       (21,528)

  Inventories                                                (58,268)       (34,795)

  Accrued interest receivable                                   --          (16,376)

  Other current assets                                       (18,449)          --

  Prepaid expenses                                              (210)        (1,651)

  Accounts payable-trade                                     209,420        457,935

  Accrued interest payable - related parties                (143,205)      (115,057)

  Accrued interest payable - other                            36,639         48,813

  Accrued compensation                                        28,501         85,384

  Accrued professional fees                                  (63,204)        60,000

  Other accrued liabilities                                    5,034        (85,452)
                                                         -----------    -----------

      Net cash (used) provided by operating activities    (1,935,218)      (616,886)

Cash flows from investing activities:

  Purchase of property and equipment                          26,394         (3,428)

  Investment in patents                                      (10,000)          --
                                                         -----------    -----------

      Net cash provided (used) by investing activities        16,394         (3,428)
                                                         -----------    -----------

Cash flows from financing activities:

  Payment on notes (net)                                     (89,522)        (3,750)






                                                    Six Months Ended March 31,

                                                          1998           1997



  Proceeds of stock issuances                        1,853,876        383,889
                                                   -----------    -----------

      Net cash provided by financing activities      1,764,354        380,084
                                                   -----------    -----------

Net increase(decrease) in cash                        (154,470)      (240,175)

Cash at beginning of period                            267,353        246,931
                                                   -----------    -----------

Cash at end of the period                          $   112,882    $     6,756
                                                   ===========    ===========

Schedule of noncash investing and financing
transactions: Conversion of accounts payable, debt
and accrued interest payable through issuance of
common stock                                       $ 1,411,808    $      --
                                                   ===========    ===========







                             See accompanying notes.

                               CELSION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Note 1. Basis of Presentation

      The accompanying unaudited condensed financial statements of Cheung Laboratories, Inc. (the"Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The September 30, 1997 balance sheet was derived from audited financial statements. The balance sheet as of March 31, 1998 and the statements of operations for the three and six-month periods ended March 31, 1998 and 1997, and the statements of cash flows for the six month periods ended March 31, 1998 and 1997, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally-accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended September 30, 1997, which were included as part of the Company's Report on Form 10-K/A.

Note 2. Common Stock Outstanding and Per Share Information

      Net loss per common and common equivalent share was computed by dividing net loss by the weighted average number of shares of Common Stock. For the six months ended March 31, 1998 and the comparable prior year period, weighted average shares increased to 32,584,716 from 25,433,061. The increase is due primarily to certain conversions of convertible notes and debts, issuance of common stock for certain private placements, exercise of stock options, and executive compensation. In accordance with the requirements of Financial Accounting Standard No. 128, which the Company adopted as of December 31, 1997, common stock equivalents have been excluded from the calculation of net loss per share as their inclusion would be anti-dilutive.

Note 3. Inventories

      Inventories are carried at the lower of actual cost or market and cost is determined using the average cost matter. The components of inventories on 3/31/1998 and 9/30/1997 are as follows:



                                              3/31/1998          9/30/1997
                                              ---------          ---------

Materials                                      $277,406           $235,748


Work in process                                  19,993             16,990

Finished products                                90,610             77,003
                                                 ------             ------


                                               $388,009           $329,741
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

Overview

         Celsion Corporation (the "Company") was incorporated in the State of Maryland in 1982 under the name A.Y. Cheung Associates, Inc. The Company changed its name to Cheung Laboratories, Inc. on June 31, 1984 and to Celsion Corporation on May 1, 1998. It has been engaged in developing and marketing minimally invasive thermotherapy devices utilized in the treatment of cancer as well as genitourinary diseases associated with benign growth of the prostate in older males, the most common being benign prostatic hyperplasia ("BPH"). Thermotherapy (also known as hyperthermia), or heat therapy, is a historically recognized successful method of treatment. In modern thermotherapy, a controlled heat dose is targeted to treatment sites using microwave and/or other energy for therapeutic benefits. Thermotherapy is a clinically established, adjuvant modality for at least doubling tumor response to radiation therapy or chemotherapy. However, delivering the necessary heat within the body without damaging surrounding tissue has been a major impediment to the use of thermotherapy for deep seated disease. The Company has an exclusive license from the Massachusetts Institute of Technology ("MIT") for adaptive phase array ("APA") technology which the Company believes will overcome this problem. This technology, originally developed for the Strategic Defense Initiative (Star
Wars) plans of the Department of Defense, applies adaptive phased arrays of microwave energy in conjunction with traditional radiation or chemotherapy for the deep heating of breast, prostate and other deep seated cancers.

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

Results of Operations

Six Months Ended March 31, 1997 and 1998

         The Company is concentrating on the development of the new technologies it recently acquired to significantly expand the capabilities and market for its products and has ceased active sales of its current equipment. The Company received revenue of $110,260 in the six months ended March 31, 1998, compared to revenue of $113,293 in the same period in the prior fiscal year. With the focus on the development and marketing of the new thermotherapy systems utilizing the patented technologies, the Company anticipates that most of its future revenue will be generated by treatments administered utilizing its thermotherapy systems and the sales of disposable kits. Revenue from the new technologies is not expected until the new technologies are developed and approved for sale by governmental regulatory agencies.

         Cost of sales for the six months ended March 31, 1998 was $45,500, compared to $44,111 in the six months ended March 31, 1997.

         Research and development expense increased to $601,107 in the six months ended March 31, 1998 from $42,101 in the six months ended March 31, 1997 due to increased emphasis on technology enhancements. The year to year increase reflects the increased availability of funds for research during the current year period. The Company expects to significantly increase its expenditures for research and development to fund the development or enhancement of products by incorporating the APA technology and the MMTC technology.

         Selling, general and administrative expenses increased substantially to $1,341,069 in the six months ended March 31, 1998 from $974,011 in the six months ended March 31, 1997. The higher expenses were primarily due to the increase in consulting and legal expenses, and compensation expenses, including $234,375 in compensation expense recorded for the 250,000 shares of common stock issued to Spencer Volk. The Company expects selling and marketing expense to increase substantially as it expands its advertising and promotional activities and increases its marketing and sales force, in anticipation of the commercialization of its new thermotherapy systems.

         Interest expense decreased to $43,004 in the six months ended March 31, 1998 from $78,882 in the six months ended March 31, 1997. The decrease was due to the repayment on certain notes.

         The net loss for the six months ended March 31, 1998 was $1,914,181. The loss per share was $0.06. Operating losses will continue while the Company is developing its new equipment. Losses thereafter will depend upon a number of factors including the market acceptance of the new technologies.

Liquidity and Capital Resources

         Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $17,177,704 and a shareholders' deficit of $1,109,145 at March 31, 1998. The Company has funded its operations primarily through the sale of equity securities. At March 31, 1998, the Company had cash, cash equivalents and short-term investments aggregating approximately $112,883. Net cash used in the Company's operating activities was $2,019,496 for the six months ended March 31, 1998. The Company must raise additional cash to continue its operations.

         The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts, including seeking FDA approval for the domestic sale of the Company's products, expand its sales and marketing activities. The Company expects that its existing capital resources will not be adequate to fund the Company's operations through the next twelve months. The Company is dependent on raising additional capital to fund its development of technology and to implement its business plan. Such dependence will continue at least until the Company begins marketing its new technologies. The Company does not have any firm commitments for additional capital and there can be no assurance that the Company will be able to raise sufficient additional capital to continue its operations.

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


                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company presently is not a party to any litigation, and the Company is not aware of any threat of litigation, except as follows:

         The Company has been named as a defendant in a lawsuit filed by Eastwell Management Services, Ltd. ("Eastwell") in the United States District Court for the District of Maryland. In the lawsuit, Eastwell is seeking damages in the amount of $125,000, plus interest. The Company denies that any funds are due to Eastwell and intends to defend the lawsuit. Eastwell has moved the court for permission to amend its complaint to increase the claimed damages to $250,000 and to request punitive damages. The Company has requested that the court deny such motion.

         In the normal course of business, the Company may be subject to warranty and product liability claims on its thermotherapy equipment. The
Company does not have a product liability insurance policy in effect. The assertion of any product liability claim against the Company, therefore, may have an adverse affect on its financial condition. As of March 31, 1998, no liability claims against the Company have been asserted.


Item 2. Changes in Securities

         At the April 27, 1998 Annual Meeting, the shareholders increased the Company's authorized capitalization to 100,000,000 shares of common stock, $.01 par value. See Item 3 below.

         During the quarter ended March 31, 1998, the Company issued the following securities without registration under the Securities Act of 1933:

         1. The Company issued 1,356,166 shares to twelve persons upon conversion of previously outstanding convertible notes totalling $556,028. The issuance was made to a limited number of accredited investors upon conversion of previously outstanding convertible securities. The Company believes the issuance was exempt from registration under the Securities Act pursuant to Sections 3(a)(9), 4(2) or 4(6) of the Securities Act and Regulation D promulgated thereunder.

         2. The Company issued 1,778,000 shares to forty-one accredited investors for cash consideration totalling $889,000. The issuance was made to a limited number of accredited investors. The Company believes the issuance was exempt from registration under the Securities Act pursuant to Section 4(2) or 4(6) of the Securities Act and Regulation D promulgated thereunder.

         3. The Company issued 75,000 shares to a shareholder on exercise of a stock option. The Company received consideration of $26,250. The issuance was made to a single accredited investor. The Company believes the issuance was exempt from registration under the Securities Act pursuant to Section 4(2) or 4(6) of the Securities Act and Regulation D promulgated thereunder.

         4. The Company issued 44,942 shares to two shareholders. These two shareholders had received shares from the Company in January, 1997 on conversion of debt. The Company determined, at the prompting of one of the shareholders, that it had miscalculated the number of shares issued in 1997, and these shares were issued as an adjustment to correct such miscalculation. The issuance was made to a limited number of accredited investors. The Company believes the issuance was exempt from registration under the Securities Act pursuant to
Section 4(2) or 4(6) of the Securities Act and Regulation D promulgated thereunder.

Item 3.  Defaults upon Senior Securities

         In its Form 10-Q for the quarter ended December 31, 1997, the Company reported on a default in its loan from the George T. Horton Trust. During the quarter ended March 31, 1998 the principal balance of such loan (other than $100,000 which the holder has agreed to convert to common stock) has been reduced to $18,000.

Item 4.  Submission of Matters to a Vote of Securities Holders

         On April 27, 1998 the Company held its Annual Shareholders meeting.

         Listed below are the names of the seven directors elected at the meeting and their respective terms of office.


Name                                     Term Expires

Spencer J. Volk                          2001

Augustine Y. Cheung                      2001

Warren C. Stearns                        1999

Walter B. Herbst                         2000

Mel D. Soule                             2000

Max E. Link                              2001

John Mon                                 1999



Listed below is the vote count related to the other matters approved at the meeting:


                         Proposition                                     For          Against       Abstain

To approve an amendment to the Company's by-                             28,531,934      171,083       142,050
laws adopting a staggered board of directors.

To ratify the appointment of Stegman & Company                           32,186,822        5,425       152,768
as auditors to examine the Company's accounts for
the fiscal year ending September 30, 1998;

To amend the Company's Articles of Incorporation                         31,672,167      466,873       205,975
to increase the number of authorized shares to
100,000,000 shares.

To amend the Company's Articles of Incorporation                         32,016,210      112,147       216,658
to change the Company's name to Celsion
Corporation or variations thereof approved by the Directors.







                         Proposition                                     For          Against       Abstain



To approve an omnibus stock option plan.                                 27,626,867       357,943      418,451



Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

         Those exhibits previously filed with the Securities and Exchange Commission as required by Item 601 of Regulation S-K, are incorporated herein by reference in accordance with the provisions of Rule 12b-32.

3.1 Certificate of Amendment to Certificate of Incorporation effective May 1, 1998.

3.2      Amendment to By-laws

10.1     Omnibus Stock Option Plan

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


         DATE: May 15, 1998                Celsion Corporation
                                            (Registrant)



                                            /s/ Spencer J. Volk
                                            Spencer J. Volk
                                            President


                                            /s/ John Mon
                                            John Mon
                                            Treasurer, Chief Accounting Officer