Form 10-Q
period 1998-06-30
CELSION CORP
filed 1998-08-17
CIK 749647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 1998

                                       or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________to _________

Commission file number 000-14242

                               CELSION CORPORATION
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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



         As of June 30, 1998, the Registrant had outstanding 37,285,722 shares of Common Stock, $.01 par value.

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

                               CELSION CORPORATION

                                 BALANCE SHEETS

                      June 30, 1998 and September 30, 1997


                                     ASSETS

                                                     6/30/1998        9/30/1997
Current assets:
   Cash and cash equivalents                           $26,241         $267,353
   Accounts receivable                                  28,130            5,891
   Inventories                                         236,003          329,741
   Prepaid expenses                                      8,417            8,207
   Other current asset                                  41,888           26,755
                                                        ------           ------
         Total current assets                          340,679          637,947
                                                       -------          -------
   Property and equipment - at cost:
   Furniture and office equipment                      195,794          180,348
   Laboratory and shop equipment                        47,047           92,228
                                                        ------           ------
                                                       242,841          272,576
      Less accumulated depreciation                    208,761          213,885
                                                       -------          -------
         Net value of property and equipment            34,080           58,691
  Other assets:
  Patent licenses (net of amortization )               128,146          126,571
                                                       -------          -------
         Total other assets                            128,146          126,571
                                                       -------          -------
            Total assets                              $502,905         $823,209
                                                      ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                          6/30/1998              9/30/1997
                                                                          ---------              ---------
Current liabilities:
--------------------
   Accounts payable - trade                                              $1,272,706               $614,173
   Notes payable-other                                                      140,542              1,369,800
   Notes payable - related parties                                           82,148                221,943
   Accrued interest payable - related parties                                46,105                245,784
   Accrued interest payable - other                                         162,384                116,604
   Accrued compensation                                                     439,524                331,715
   Accrued professional fees                                                212,151                256,301
   Other accrued liabilities                                                 20,626                 15,504
   Deferred revenues                                                        112,031                112,031
                                                                            -------                -------
         Total current liabilities                                        2,488,217              3,283,855
                                                                          ---------              ---------
Long term liabilities:
----------------------
   Long term debt                                                                 -                      -
         Total long-term liabilities                                          6,002                      -
                                                                              -----                      -
         Total liabilities                                                2,494,219              3,283,855
                                                                          ---------              ---------

Stockholders' equity:
---------------------
   Capital stock - $.01 par value; 100,000,000 shares
   authorized, 37,285,722 and 29,095,333 issued and
   outstanding for 6/30/1998 and 9/30/1997, respectively.                   372,857                290,953
   Additional paid-in capital                                            16,421,178             12,511,923
    Accumulated deficit                                                 (18,785,349)           (15,263,522)
                                                                       ------------           ------------
          Total stockholders'(deficit) equity                            (1,991,314)            (2,460,646)
                                                                        -----------            -----------
          Total liabilities and shareholders' equity                       $502,905               $823,209
                                                                           --------               ========

 See accompanying notes.

                               CELSION CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended June 30,             Nine Months Ended June 30

                                                         1998             1997              1998               1997
Revenue:
--------
Hyperthermia sales and parts                               $-           $3,675          $110,260           $116,968
Total revenue                                               -            3,675           110,260            116,968
Cost of sales                                               -            2,029            45,500             46,141
                                                            -            -----            ------             ------
     Gross profit                                           -            1,646            64,760             70,828
Operating expenses:
------------------
Selling, general and administrative                   898,224          732,784         2,239,292          1,709,454
Research and development                              697,060          102,843         1,298,168            144,945
Total operating expenses                            1,595,284          835,627         3,537,460          1,854,399
                                                    ---------          -------         ---------          ---------
(Loss) Income from operations                      (1,595,284)        (833,981)       (3,472,700)        (1,783,572)
Loss in investment fund                                     -                -                 -            (40,000)
Other(expense) income                                       -            8,448             6,241             33,313
Interest income (expense)                             (12,362)         (41,752)          (55,367)          (120,633)
(Loss) Income before income taxes                  (1,607,646)        (867,285)       (3,521,826)        (1,910,892)
Income taxes                                                -                -                 -                  -
Net (loss) income                                 ($1,607,646)       ($867,285)      ($3,521,826)       ($1,910,892)
                                                 ============       ==========      ============       ============
Net (loss)income per common share                      ($0.04)          ($0.03)           ($0.10)            ($0.07)
                                                      =======          =======           =======            =======
Weighted average shares outstanding                36,609,733       26,495,072        33,952,060         26,007,435
                                                   ==========       ==========        ==========         ==========


See accompanying notes.

                               CELSION CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                Nine Months Ended June 30,
                                                                             1998                        1997
Cash flows from operating activities:
  Net (loss) income                                                   ($3,521,826)                ($1,910,892)
  Noncash items included in net (loss) income:
  Depreciation and amortization                                            17,066                      17,269
  Bad debt expense                                                              -                       1,170
  Net changes in:
  Accounts receivable                                                     (22,239)                    (14,877)
  Inventories                                                              93,737                     (36,597)
  Accrued interest receivable                                                   -                     (24,810)
  Other current assets                                                    (15,132)                           -
  Prepaid expenses                                                           (210)                     (1,049)
  Accounts payable-trade                                                  658,534                     462,860
  Accrued interest payable - related parties                             (199,679)                    (84,238)
  Accrued interest payable - other                                         45,779                      48,813
  Accrued compensation                                                    107,808                     133,984
  Accrued professional fees                                               (44,149)                    142,000
  Other accrued liabilities                                                 4,085                     (84,129)
                                                                            -----
      Net cash (used) provided by operating activities                 (2,876,226)                 (1,350,496)
Cash flows from investing activities:
  Purchase of property and equipment                                       15,967                      (3,806)
Funds returned - investment contract                                            -                      40,000
                                                                                -                      ------
  Investment in patents                                                   (10,000)                          0
                                                                         --------                           -
      Net cash provided (used) by investing activities                      5,967                      36,194
                                                                            -----                      ------
Cash flows from financing activities:
  Payment on notes (net)                                                  (41,804)                    283,000
 Proceeds - capital equipment lease                                         7,039                           -
                                                                            -----
  Proceeds of stock issuances                                           2,663,912                     904,920
                                                                        ---------                     -------
      Net cash provided by financing activities                         2,629,147                   1,187,920
                                                                        ---------                   ---------
Net increase(decrease) in cash                                           (241,112)                   (126,382)
Cash at beginning of period                                               267,353                     246,931
                                                                          -------                     -------
Cash at end of the period                                                 $26,241                     120,549
                                                                          =======                     =======
Schedule of noncash investing and financing transactions:
Conversion of debt and accrued interest payable, and
compensation through issuance of common stock                          $1,877,308                   $       -
                                                                       ==========                   =========



See accompanying notes.

                               CELSION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Note 1. Basis of Presentation

      The accompanying unaudited condensed financial statements of Celsion Corporation. (the"Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The September 30, 1997 balance sheet was derived from audited financial statements. The balance sheet as of June 30 , 1998 and the statements of operations for the three and nine month periods ended June 30 , 1998 and 1997, and the statements of cash flows for the nine month periods ended June 30, 1998 and 1997, are unaudited but include adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally-accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended September 30, 1997, which were included as part of the Company's Report on Form 10-K/A.

Note 2. Executive Compensation

        During the quarter ended June 30, 1997, the Company recorded $280,000 in compensation expense for the 500,000 shares of common stock issued to Spencer J. Volk in accordance to Mr. Volk's Employment Agreement. The closing market price of the Company's common stock on the date of the issuance was $0.56 per share.

        During the quarter ended December 31, 1997, the Company recorded $234,375 in compensation expense for the 250,000 shares of common stock issued to Spencer J. Volk in accordance to Mr. Volk's Employment Agreement. The closing market price of the Company's common stock on the date of the issuance was $0.94 per share.

        During the quarter ended June 30, 1998, the Company recorded $465,500 in compensation expense for the 750,000 shares of common stock issued to Spencer J. Volk in accordance to Mr. Volk's Employment Agreement. The closing market price of the Company's common stock on the date of the issuance was $0.62 per share.

Note 3. Common Stock Outstanding and Per Share Information

      Net loss per common and common equivalent share was computed by dividing net loss by the weighted average number of shares of Common Stock. For the nine months ended June 30, 1998 and the comparable prior year period, weighted average shares increased to 33,952,060 from 26,007,435. The increase is due primarily to certain conversions of convertible notes and debts, issuance of common stock for certain private placements, exercise of stock options, and executive compensation. In accordance with the requirements of Financial Accounting Standard No. 128, which the Company adopted as of December 31, 1997, common stock equivalents have been excluded from the calculation of net loss per share as their inclusion would be anti-dilutive.

Note 4.. Inventories

      Inventories are carried at the lower of actual cost or market and cost is determined using the average cost method. The components of inventories on 6/30/1998 and 9/30/1997 are as follows:



                                  6/30/1998                   9/30/1997
                                  ---------                   ---------
Materials                          $168,730                    $235,748
Work in process                      12,160                      16,990
Finished products                    55,113                      77,003
                                     ------                      ------
                                   $236,003                    $329,741
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

Overview

         Celsion Corporation (the "Company") was incorporated in the State of Maryland in 1982 under the name A.Y. Cheung Associates, Inc. The Company changed its name to Cheung Laboratories, Inc. on June 31, 1984 and to Celsion Corporation on May 1, 1998. It has been engaged in developing and marketing minimally invasive thermotherapy devices utilized in the treatment of cancer as well as genitourinary diseases associated with benign growth of the prostate in older males, the most common being benign prostatic hyperplasia ("BPH"). Thermotherapy (also known as hyperthermia), or heat therapy, is a historically recognized successful method of treatment. In modern thermotherapy, a controlled heat dose is targeted to treatment sites using microwave and/or other energy for therapeutic benefits. Thermotherapy is a clinically established, adjuvant modality for at least doubling tumor response to radiation therapy or chemotherapy. However, delivering the necessary heat within the body without damaging surrounding tissue has been a major impediment to the use of thermotherapy for deep seated disease. The Company has an exclusive license from the Massachusetts Institute of Technology ("MIT") for the patented adaptive phase array ("APA") technology which the Company believes will overcome this problem. This technology, originally developed for the Strategic Defense Initiative (Star Wars) plans of the Department of Defense, applies adaptive phased arrays of microwave energy in conjunction with traditional radiation or chemotherapy for the deep heating of breast, prostate and other deep seated cancers.

         The Company will be concentrating its business on the development of two recently acquired technologies: (I) from MIT, APA targeting of microwave energy, which the Company believes will have broad cancer and other medical applications, and (ii) patented balloon catheter technology from MMTC, Inc. for enhanced thermotherapy of BPH and other genitourinary tract conditions. While the balloon catheter technology is related to the Company's previous BPH thermotherapy devices, the Company believes the APA technology has the potential to serve as the core technology for a broad array of medical devices, and accordingly the Company will devote most of its resources to the exploitation of the APA technology.

Results of Operations

Nine Months Ended June 30, 1997 and 1998

         The Company is concentrating on the development of the new technologies it acquired to expand the capabilities and market for its products and has ceased active sales of its current equipment. The Company received revenue of $110,260 in the nine months ended June 30, 1998, compared to revenue of $116,968 in the same period in the prior fiscal year. With the focus on the development and marketing of the new thermotherapy systems utilizing the patented technologies, the Company anticipates that most of its future revenue will be generated by treatments administered utilizing its thermotherapy systems and the sales of the related disposable kits. Revenue from the new technologies is not expected until the new technologies are developed and approved for sale by governmental regulatory agencies. During the quarter ended June 30, 1998, the Company did not sell any of its current equipment. The Company does not currently have the capital to complete clinical trials necessary to sell its new equipment. The Company can not predict when, it ever, its new equipment will be available for sale.

         Cost of sales for the nine months ended June 30, 1998 was $45,500, compared to $46,141 in the nine months ended June 30, 1997.

         Research and development expense increased to $1,298,168 in the nine months ended June, 1998 from $144,945 in the nine months ended June 30, 1997 due to increased emphasis on technology enhancements. If capital is available, the Company expects to significantly increase its expenditures for research and development to fund the development or enhancement of products by incorporating the APA technology and the MMTC technology. The Company does not currently have the capital necessary to complete such research and development. (see discussion in Liquidity and Capital Resources).

         Selling, general and administrative expenses increased substantially to $2,239,292 in the nine months ended June 30, 1998 from $1,709,454 in the nine months ended June 30, 1997. The higher expenses were primarily due to the increase in consulting and compensation expenses, During the quarter ended June 30, 1997, the Company recorded $280,000 in compensation expense for the 500,000 shares of common stock issued to Spencer J. Volk in accordance to Mr. Volk's Employment Agreement. The closing market price of the Company's common stock on the date of the issuance was $0.56 per share. During the quarter ended December 31, 1997, the Company recorded $234,375 in compensation expense for the 250,000 shares of common stock issued to Spencer J. Volk in accordance to Mr. Volk's Employment Agreement. The closing market price of the Company's common stock on the date of the issuance was $0.94 per share. During the quarter ended June 30, 1998, the Company recorded $465,500 in compensation expense for the 750,000 shares of common stock issued to Spencer J. Volk in accordance to Mr. Volk's Employment Agreement. The closing market price of the Company's common stock on the date of the issuance was $0.62 per share. The Company expects general and administrative expenses to increase substantially as it expands its operation.

         Interest expense decreased to $55,367 in the nine months ended June 30, 1998 from $120,633 in the nine months ended June 30, 1997. The decrease was due to the repayment of certain notes.

         The net loss for the nine months ended June 30, 1998 was $3,521,826. The loss per share(weighted average) was $0.10 on both primary and fully-diluted basis. Operating losses will continue while the Company is developing its new equipment. Losses thereafter will depend upon a number of factors including the market acceptance of the new technologies. As discussed in the Liquidity and Capital Resources below, the Company does not currently have the ability to continue sustaining losses of this magnitude.

Liquidity and Capital Resources

         Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $18,785,349 and a shareholders' deficit of $1,991,349 at June 30, 1998. The Company has funded its operations primarily through the sale of equity securities. At June 30, 1998, the Company had cash, cash equivalents and short-term investments aggregating approximately $26,241. Net cash used in the Company's operating activities was $2,876,226 for the nine months ended June 30, 1998. The Company must raise additional cash to continue its operations. As of June 30, 1998, Company has a negative working capital of $2,147,539. As of the date of this report, the Company does not have any firm commitments to fund the negative working capital. The Company engages third party research institutions and hospitals to perform research and clinical trials for the Company. As of June 30, 1998, the Company has entered into agreements to fund a minimum of $720,000 of research and clinical trials through the end of 1998. In addition to the $720,000 committed, the Company also plans to fund approximately $1,650,000 of research and clinical trials in the remainder of 1998. The Company currently does not have the capital to fund such obligations, nor does it have commitments for such capital. If the Company cannot fund such obligations, it will lose the data necessary to develop and commercialize its products. The Company may also lose any benefit it has previously received from association with well known research institutions. If the Company does not obtain sufficient capital to fund its proposed research and trial schedule, the Company may become in breach of its license agreements with MMTC and MIT and its sponsored research agreements with Duke University. If adequate funds are not available, the Company's business, financial condition and results of operations will be materially and adversely effected.

         The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts, including both seeking FDA approval for the domestic sale of the Company's products, and expanding its sales and marketing activities. The Company expects that its existing capital resources will not be adequate to fund the Company's operations through the next twelve months. The Company is dependent on raising additional capital to fund its development of technology and to implement its business plan. Such dependence will continue at least until the Company begins marketing its new technologies. The Company does not have any firm commitments for additional capital and there can be no assurance that the Company will be able to raise sufficient additional capital to continue its operations.

         The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including: the successful commercialization of the thermotherapy systems; progress in its product development efforts; the magnitude and scope of such efforts; progress with preclinical studies and clinical trials; the cost and timing of manufacturing scale-up; the development of effective sales and marketing activities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the emergence of competing technological and market developments; and the development of strategic alliances for the marketing of the Company's products. To the extent that funds generated from the Company's operations are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. The Company does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets.

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company presently is not a party to any litigation, except as follows:

         The Company has been named as a defendant in a lawsuit filed by Eastwell Management Services, Ltd. ("Eastwell") in the United States District Court for the District of Maryland. In the lawsuit, Eastwell is seeking damages in the amount of $125,000, plus interest. The Company denies that any funds are due to Eastwell and intends to defend the lawsuit. Eastwell has moved the court for permission to amend its complaint and demands judgement against the Company as follows: (I) damages in the amount of $125,000, (ii) applicable interest from April 1, 1994 through the date of judgment, (iii) incidental and consequential damages exceeding $275,000 in an amount to be determined at trial, (iv) punitive damages to be determined at trial, (v) the costs, expenses and attorneys' fees it incurs in this action, and (vi)such other and further relief as the Court deems just and proper. The Company has requested that the court deny such motion.

         In the normal course of business, the Company may be subject to warranty and product liability claims on its thermotherapy equipment. The
Company does not have a product liability insurance policy in effect. The assertion of any product liability claim against the Company, therefore, may have an adverse affect on its financial condition.
As of June 30, 1998, no liability claims against the Company have been asserted.

Item 2. Changes in Securities

         During the quarter ended June 30, 1998, the Company issued the following securities without registration under the Securities Act of 1933:

         1. The Company issued 521,000 shares of common stock to a limited number accredited investors for cash consideration totaling $260,500. The Company believes the issuance was exempt from registration under the Securities Act pursuant to Section 4(2) or 4(6) of the Securities Act and Regulation D promulgated thereunder.

2. The Company issued 750,000 shares of common stock to its President and Chief Executive Officer Spencer J. Volk in accordance to Mr. Volk's Employment Agreement. The Company believes the issuance was exempt from registration under the Securities Act pursuant to Section 4(2) or 4(6) of the Securities Act and Regulation D promulgated thereunder.

Item 3. Defaults upon Senior Securities

         In its Form 10-Q for the quarter ended December 31, 1997, the Company reported on a default in its loan from the George T. Horton Trust. During the quarter ended June 30, 1998 the principal balance of such loan (other than $100,000 which the holder has agreed to convert to common stock) has been reduced to $18,000. All accrued interest has been paid.

Item 4.  Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

In May 1998, Mr. Warren C. Stearns resigned as the Company's Acting Chief Financial Officer. The position of Chief Financial Officer is currently vacant. Messrs. Warren C. Stearns and Melvin D. Soule' also resigned as members of the Company's Board of Directors in July 1998. Remaining Board of Directors have not filled the two vacancies on the Board as of the date of this report.

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


  DATE: August 17, 1998                  Celsion Corporation
                                                (Registrant)



                                             /s/ Spencer J. Volk
                                             -------------------
                                             Spencer J. Volk
                                             President


                                             /s/ John Mon
                                             ------------
                                             John Mon
                                             Treasurer, Chief Accounting Officer