Form 10-K
period 1998-09-30
CELSION CORP
filed 1999-01-13
CIK 749647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________to _________

                        Commission file number 000-14242

                               CELSION CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Maryland                                       52-1256615
------------------------------             -------------------------------------
State or other jurisdiction of             (I.R.S.  Employer Identification No.)
incorporation or organization

        10220-I Old Columbia Road
          Columbia, Maryland                             21046-1705
----------------------------------------        -----------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (410) 290-5390
                                                   ------------------
Securities registered pursuant to Section 12(b) of the Act:   None
                                                           ----------
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.01 per share
                                                            --------------------
                                                              (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of December 24, 1998, 41,514,467 shares of the Registrant's Common Stock were issued and outstanding. As of December 24, 1998, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $7,338,926 based on the average of the closing bid and asked prices for the Registrant's Common Stock as quoted on the over-the-counter market.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference in this Report on Form 10-K: None.

                                     PART I
                                     ------

ITEM 1.  BUSINESS

                                     General
                                     -------

         Celsion Corporation (the "Company") was incorporated in the State of Maryland in 1982 under the name A.Y. Cheung Associates, Inc. The Company changed its name to Cheung Laboratories, Inc. on June 31, 1984 and to Celsion Corporation on May 1, 1998. The Company is a biomedical research and development company headquartered in Columbia, Maryland, dedicated to creating and marketing medical treatment systems for cancer, benign prostatic hyperplasia ("BPH") and other diseases using focused heat energy.

         Thermotherapy (also known as hyperthermia), or heat therapy, is an historically recognized successful method of treatment. In modern thermotherapy, a controlled heat dose is targeted to treatment sites using microwave and/or other energy for therapeutic benefits. Heat is a well-known treatment modality for cancer. In 23 worldwide independent studies on 2,234 tumors, heat plus radiation doubled the complete response rate of tumors (from 38% to 78%) compared to radiation alone. Complete response rate is defined as the total absence of a tumor for a minimum of two years. The same doubling of complete response rate occurred with heat and chemotherapy. The past technical difficulty has been delivering a controlled amount of heat to internal tumors without burning surrounding healthy tissues. The Company has an exclusive license from the Massachusetts Institute of Technology ("MIT") for adaptive phase array ("APA") technology which the Company believes will overcome this problem.

         The Company will therefore be concentrating its business on the development of two acquired technologies: (I) from MIT, APA targeting of microwave energy, which the Company believes will have broad cancer and other medical applications, and (ii) balloon catheter technology for enhanced thermotherapy of BPH and other genitourinary tract conditions. While the balloon catheter technology is related to the Company's previous BPH thermotherapy devices, the Company believes the APA technology has the potential to serve as the core technology for a broad array of medical devices.

                     MIT "Adaptive Phased Array" Technology
                     --------------------------------------
                             - the Enabling Platform
                             -----------------------

         In mid 1996, the Company obtained an exclusive license to a patented portfolio of MIT "adaptive phased array" technologies which were originally developed for the Strategic Defense Initiative (Star Wars) plans of the Department of Defense to track targets and to nullify the energy beam from enemy jamming equipment. The APA technology allows microwave energy to be accurately targeted deep within the body, resulting in heating a well defined target area without damaging surrounding tissue. On October 24, 1997, the Company entered into a revised exclusive license agreement with MIT covering the above mentioned patents in the 1996 agreement as well as an additional patent pending technology using the APA technology for activating thermo-sensitive liposomes.

          The ability to selectively heat targeted internal areas of the human body will act as a technological platform on which the Company intends to capitalize, both in the near term and the long term. On September 17, 1997, the Food and Drug Administration (the "FDA") granted the Company a Premarketing Approval ("PMA") for its system of deep focused heat as a treatment modality to be used in conjunction with radiation for the treatment of recurrent surface and subsurface tumors. This approval was obtained as a supplement to an existing approval for the Microfocus 1000, a thermotherapy device that the Company has manufactured since 1989, albeit without the APA technology. This approval, obtained without clinical trials, allows the Company to immediately begin commercialization of the APA technology while concurrently pursuing expanded FDA approvals.

         There are numerous technologies that currently exist or are being developed that can utilize the unique properties of the Company's heat delivery technology, as well as numerous other applications dependent on the heat delivery technology that should evolve over time. Several of the leading applications that have been identified include:

         (1)      Tumor Ablation-Using Heat Alone

         In the spring of 1998, animal studies were completed at Massachusetts General Hospital ("MGH") in Boston and Oxford University in the United Kingdom, confirming the system's ability to focus heat deep within the body. In August, 1998, Hammersmith Hospital in London received approval from its ethics committee to conduct human trials. At MGH's Center for Imaging and Pharmaceutical Research, animal studies were conducted under the direction of Dr. Gerald Wolf. The Company's treatment system was successfully demonstrated to completely ablate tumors in animals using heat alone. In this modality, the tumor is heated to 46(degree) - 48(degree) C (114(degree) - 118(degree) F) or hot enough to kill all cancer cells in one eight minute treatment session.

         The Company's system is used in stand-alone mode, without radiation or chemotherapy. Following ablation of the tumor, a surgeon removes the dead tumor. This method of treatment eliminates the risk of surgical removal acting as a catalyst to produce new tumors. It also eliminates the need for destructive, unpleasant and expensive chemotherapy and/or radiation treatments. Whenever ablation is possible, the Company's system will be used without radiation or chemotherapy. The Company needs to obtain a new indication of use (that is, the ablation of breast tumors with heat alone) from the FDA for its already - PMA - approved equipment. Dr. Gerald Wolf of MGH is submitting an application for Investigational Device Exemption ("IDE") to the FDA and will oversee coming clinical trials at MGH, at Hammersmith Hospital London, and Columbia HCA's JFK Hospital in Palm Beach.

         (2)      Radiation Plus Deep Focused Heat - Doubles  Complete  Response
                  Rate

         The combination of thermotherapy (hyperthermia) and radiation is a significant market opportunity for the Company. Traditional radiation therapy is an expensive, multi-treatment process that is physically debilitating to the person receiving it, and has several inherent systemic limitations:

         - S-phase cancer cells are resistant to radiation. (S phase cells represent about 40 percent of the cell cycle; tumeric cells go through a 24 hour cycle of S and G phases.) They are highly susceptible to destruction by heat; and

         -    Poorly   oxygenated   (hypoxic)  cancer  cells  are  resistant  to
              radiation.

Thermotherapy is known to improve the chances of killing the cancer cells, because

         - S-phase cancer cells missed by radiation can be killed by thermotherapy; and

         - Thermotherapy increases the oxygenation of cancer cells making them more susceptible to radiation.

     The dual treatment modality of thermotherapy and radiation has already been shown through 23 independent studies to double the complete response rates of sub-surface and surface cancers when used in conjunction with radiation or chemotherapy. To date, the problem with this dual treatment application has been the inability of the thermotherapy treatment to focus deep within the body. As stated earlier, the Company's APA technology provides a method through which this can now be accomplished.

     (3)      Chemotherapy Plus Deep Focused Heat-Doubles Complete Response Rate

     Traditional chemotherapy is limited in its ability to kill cancer cells for two major reasons:

         - Poor blood perfusion in the vicinity of tumor cells such that chemotherapy delivered through the blood stream does not reach the tumor; and

         - Tumor cell pressure prevents chemotherapy from penetrating tumor cell membranes.

Thermotherapy  improves the  performance of  chemotherapy in each of these areas by:

         -    Increasing  the  blood  flow  in the  vicinity  of  tumors  in the
              temperature   range  of   41(degree)C  to   43(degree)C,   thereby
              increasing the delivery of drugs to the tumor site;

         - Decreasing the blood flow within the tumor itself to the point where the tumor is easily heated and killed at temperatures above 43(degree) C (tumor vascularity is not robust and does not expand significantly when heated), compared to normal tissue for which heat is easily removed and the tissue is protected; and

         - Increasing the toxicity of the chemotherapy agent at 43(degree)C, compared to the toxicity of the same agent at 37(degree)C.

         Animal and clinical trials for the combined modalities of chemotherapy and deep focused heat are planned to begin at leading hospitals in 1999.

         (4) Heat Sensitive Liposomes (Thermalsomes(TM)) - Targeted and Highly Effective Drug Delivery

         One of the initial adjunct opportunities for this patented technology relates to temperature sensitive liposomes (Thermalsomes(TM)) that are being developed at Duke University. Thermalsomes(TM) are microscopic man-made lipid particles (organic compounds including fats, fat-like compounds and steroids) that can be engineered to encapsulate drugs, creating new pharmaceuticals with enhanced efficacy, better safety or both. Toxicity of effective drugs can be mitigated through Thermalsomes(TM) technology.

         For application to the human body, the Thermalsomes(TM) are injected into the blood stream. As the Thermalsomes(TM) circulate repeatedly within the small arteries, arterioles, and capillaries, the drug contents of the Thermalsomes(TM) are released in significantly higher levels in areas that have been heated for 30 to 60 minutes, than in areas that do not receive heat. Hence, the Thermalsome(TM) technology is enabled by the Company's thermotherapy treatment modality. Together, these two treatment modalities are expected to release toxins almost exclusively into the targeted area, rather than across the entire circulatory system. This is a fundamental distinction between traditional chemotherapy and Thermalsome(TM) induced, thermotherapy enhanced chemotherapy.

         In addition to the increased efficacy, there is potential for great improvement in the life process of chemotherapy patients. Chemotherapy is essentially a poisoning of the body with toxins that attack cancerous cells more readily than normal cells. The side effects include nausea, vomiting, and exhaustion - all side effects of the body being poisoned. If the poisoning can be limited to the tumeric area, and performed only once (due to the increased efficacy) as is possible with the Thermalsome(TM) related treatments, chemotherapy should cease to be the horrid, debilitating process that it is today.

         (5)      Gene Therapy - Making Tumors Susceptible to Eradication

         Another application of the APA technology relates to gene therapy. The Company has been collaborating with a researcher who has developed heat sensitive, genetic biological modifiers which suppress a tumor's resistance to heat, radiation and chemotherapy damage. In clinical applications to management of cancer, the biological modifiers can be attached to a heat shock promoter to form a gene therapy construct. The construct can be delivered to deep seated tumors. The action of focused heat will release and trigger the action of the modifier, thus weakening the tumor's resistance to therapy and greatly enhancing the effectiveness of the combination therapy approach using heat in conjunction with radiation or chemotherapy. Recently, a patent application has been filed by the researcher's institution and the Company has entered into negotiation for the exclusive rights to license the technology for commercial use.

Projected Deep Focused Heat Product Line

         The   Company   has  current   plans  to  produce   three   specialized
thermotherapy products, each utilizing the APA technology for specific deep seated tumors and one BPH product utilizing the balloon catheter technology developed by MMTC, Inc. ("MMTC") and licensed to the Company.

         Breast  cancer  treatment   equipment.   The  Company's  breast  cancer
treatment line will be the first of the three deep-seated cancer treatment product lines introduced into the market. According to the American Cancer Society, breast cancer is the most prevalent cancer in the U.S. with over 183,000 new cases diagnosed each year. It has been suggested that this form of cancer may eclipse cardiovascular disease as the leading cause of death for American women. The Company's strategy for breast cancer treatment will focus on ablation death of tumors.

         Early stage breast cancer accounts for two thirds of the breast cancers in the U.S. today. This form of breast cancer is presently treated via mastectomy, the removal of the entire breast, or via lumpectomy, the removal of the tumor and surrounding tissue. In lumpectomy, the area at the edge of the removed tissue is examined for the existence of cancerous cells, and if any are found, the procedure is repeated. Full breast radiation or chemotherapy usually follows this procedure in order to destroy any cancer cells that may not have been captured by the surgical procedure or that may have been spread during the procedure.

         The Company's breast cancer treatment system is intended for use prior to lumpectomy to completely destroy the cancerous tissue, making the surgery safer and reducing the size of the lumpectomy procedure. Initially, radiation therapy or chemotherapy will follow the lumpectomy as is the current practice. However, the Company expects, with FDA approval of the Company's breast cancer treatment system, that neither radiation nor chemotherapy will be required for use with the Company's system. The Company believes thermal ablation will offer a safe and thorough treatment in stand-alone mode, eliminating the necessity for radiation or chemotherapy and their debilitating side effects. This alteration in standard practice requires additional clinical trials for FDA clearance.

         The Company recently completed animal trials of its prototype clinical breast cancer treatment system at MGH. The results verified that the Company's APA technology accurately focused heat exactly where targeted, and that it is possible to ablate tumors with the Company's equipment. Dr. Gerald Wolf of MGH is submitting an application for IDE to the FDA to start Phase I human clinical trials. Subject to FDA approval and funding availability, the Company anticipates the clinical trials will begin in the first quarter of 1999. A second prototype clinical breast cancer treatment system at Oxford University in the United Kingdom was used to successfully conduct tests on large animals. Hammersmith Hospital in London has received approval from its ethics committee to start human clinical trials with the same breast cancer treatment system tested in Oxford University. Subject to funding availability, it is anticipated that the human clinical trials in Hammersmith Hospital will begin in the second quarter of 1999.

         Another potential application of the breast cancer treatment system is preventing breast cancer with heat alone. Dr. Wolf and MGH have filed an application with the United States Patent and Trademark Office to obtain a patent to ablate the milk ducts and milk glands in women's breasts using the Company's APA treatment system. Since approximately 95% or more of all breast cancers originate in these areas, their ablation is expected to remove these potential sources of breast tumors.

         Prostate cancer treatment equipment. There are over 163,000 new cases of prostate cancer diagnosed in the United States each year. Building on its experience in BPH treatment, the Company is planning prostate cancer thermotherapy equipment as the second of its APA product line. Although the Company has developed several critical components of this equipment, hospital research is not expected to begin prior to year 2000.

         Deep seated tumor treatment equipment. The third planned APA product will be for thermotherapy of deep seated tumors, including liver, pancreas, colon and lung cancers. It is expected that this equipment will also permit treatment on other cancer sites including the head, neck and limbs.


                  MMTC Benign Prostatic Hyperplasia Technology
                  --------------------------------------------
                                - Major Treatment
                                -----------------

         BPH Background

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

         Because BPH is an age-related disorder, its incidence increases as the population ages. As many as 27 million men between the age of 50 and 80 in the United States alone suffer from BPH. As the population continues to age, the prevalence of BPH will continue to increase dramatically. By age 55, fifty percent of all men, and by age 80, eighty percent of all men, will have BPH.

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

         Thermotherapy or high heat treatment using microwaves is another new alternative treatment approach. In May 1996, the FDA approved a microwave-based BPH treatment device manufactured by EDAP Technomed, Inc. ("Technomed"), called Prostatron. The FDA has recently approved another similar microwave treatment device manufactured by Urologix, another thermotherapy company. However, due to the high treatment temperatures used, there is no immediate objective and/or subjective relief, and a large percentage of the treated patients will require a post retention catheter due to the prostatic swelling caused by the intensity of the heat used.

         MMTC Technology--Combination of Heat and Compression

         On August 23, 1996, the Company acquired a patented compression technology from MMTC, which has been incorporated into a device to be utilized with the catheter used in the Company's existing Microfocus BPH system. The device consists of a microwave antenna combined with a balloon dilation ("angioplasty") mechanism which expands to compress the walls of the urethra as the prostate is heated. The combined use of balloon angioplasty and microwave heating provides a dual modality treatment approach which, it is believed, will provide significantly improved treatment benefits over the "heat alone" systems currently available commercially. First, the heat and compression create a natural strong-walled "stent" in the urethra, thus permitting immediate relief. Second, the system's relatively low temperature (43(degree)C to 45(degree)C) is sufficient to kill prostatic cells outside the urethra but not high enough to cause swelling in the urethra as is often associated with competitive treatments using high temperatures and no compression. The Company prototype clinical BPH treatment system has been successfully used in animal research conduced at the Montefiore Medical Center, under the direction of Dr. Arnold Melman, Chairman of the Department of Urology. A natural "stent" was indeed observed after treatment in the urethra of the animals. In June 1998, the Company received IDE approval from the FDA for human clinical trials. The Phrase I clinical trial is currently underway at Montefiore Medical Center under Dr. Melman's supervision.

         On December 1, 1997, the Company entered into an amended License agreement to give the Company rights to two additional patents of which one was recently approved November 17, 1997. These additional patents related to an innovative approach to monitor and control intra-prostatic temperatures using a radiometer apparatus. The combination of these two patents and the one received in 1996 is expected to enhance the safety and efficacy of the Company's BPH system.

         In 1995, only 17% of the total men suffering with BPH symptoms were treated for the disease. The Company believes that this number will be greatly increased with the introduction of the Company's BPH treatment device that improves on the major drawbacks of the current treatment methods. These drawbacks include issues such as extended procedure stays, required catheterization and a worsening of conditions immediately after the procedure.

         The Company believes that its new proprietary BPH device confronts each one of these drawbacks and delivers a treatment that is performed on an outpatient basis (1-2 hours), does not require post-treatment catheterization and delivers immediate relief that permits urination as soon as the procedure is completed.

         The Company's original Microfocus BPH systems utilize a non-surgical catheter-based therapy that incorporates proprietary microwave technology and is designed to preferentially heat diseased areas of the prostate to a temperature sufficient to cause cell death in those areas. The original systems do not utilize MMTC's patented balloon catheter compression technology. The Company does not have an IDE or PMA on the original BPH System and it is therefore not currently available for commercial distribution in the United States. However, the Microfocus BPH System is manufactured in Canada and is approved for export from Canada. The original systems will be discontinued as the new balloon catheter equipment becomes commercially available, subject to FDA approval.

                               Marketing Strategy
                               ------------------

         The emphasis of the Company's marketing strategy for its new products will be to maintain ongoing cash streams by selling disposable procedure kits and by charging a per treatment fee. Hospitals, clinics, Health Maintenance Organizations ("HMOs"), and pharmaceutical companies will acquire equipment at a minimal cost and will pay for utilizing such equipment, together with necessary disposable products -- on a per use basis. The Company intends to increase the demand for its treatment by educating patients about the benefits of its treatment via various means of media publicity, consistent with FDA regulation. The Company will pursue, for long-term growth, along two discrete development paths:

         - It is anticipated that, in the near term - from two to four years, the Company's treatment revenues will come from an exploitation of its proprietary technology for BPH, and from its deep focused heat technology for breast cancer and deep-seated tumors. The Company intends to generate initial sales through a combination of direct marketing and development of marketing alliances. The Company has begun discussions with a national HMO for the development of a long-term joint research and marketing alliance. The Company is currently considering other offers to establish a series of value-added marketing alliances with certain manufacturers that sell directly to the nation's hospital community.

         - In the longer term - from four to six years, the Company intends to generate new revenue streams from its current development work with Duke University and Memorial Sloan Kettering in targeted drug delivery systems and gene therapy. The Company has first options to acquire Duke University patents covering heat sensitive liposome targeted drug delivery technology. I t is anticipated that treatment revenues will come from pharmaceutical manufacturers, hospitals, and clinics employing these technologies to deliver drug regimens or change genes throughout the body. Duke has commenced development of this integrated, targeted drug delivery system employing the Company's focused heat technology. To market its liposome, heat sensitive drug delivery systems, the Company is currently seeking alliances with pharmaceutical companies, major hospitals, and HMOs. The Company's intended marketing strategy will be to place its microwave equipment at minimal cost, and to share revenues from drug delivery on a per transaction basis. It is anticipated that there will also be significant revenues from both the Company's targeted drug delivery and gene therapy delivery to major drug companies.

         Assuming FDA approval, the Company plans to launch its BPH treatment system in late 1999 or earlier 2000. Pending FDA approvals, the Company's focused heat breast cancer and deep tumor treatment systems could reach the market in the years 2000 and 2001. Microwave liposome drug delivery treatments could reach the market as early as 2002.

                         Patents and Proprietary Rights
                         ------------------------------

         The Company owns no patents. Through the Company's license agreements with MIT, MMTC and Haim Bitcher Cancer Institute ("HBCI"), the Company has exclusive rights within defined fields of use to eight U.S. patents. Five of the patents relate to the cancer equipment and three relate to the BPH equipment. The patents expire at various times from May, 1999 to November, 2014. The Company, in conjunction with the patent holders, has filed or intends to file international applications for certain of the U.S. patents.

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

                            Third Party Reimbursement
                            -------------------------

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

          Subject to regulatory approval for the Deep Focused Heat Systems to treat cancer and the new Microfocus BPH System to treat BPH, it is anticipated that physicians will submit insurance claims for reimbursement for the procedure to third party payers, such as Medicare carriers, Medicaid carriers, HMOs, and private insurers. In the United States and in international markets, third party reimbursement is generally available for existing therapies used to treat cancer and BPH. The availability and level of reimbursement from such payors for the use of the Company's new Deep Focus Heat Systems and the new Microfocus BPH System will be a significant factor in the Company's ability to commercialize these systems.

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

                       Commercial Design and Manufacturing
                       -----------------------------------

         The Company's existing BPH treatment devices were designed and manufactured by the Company. The Company believes it is best suited to conduct basic research and development, pursue a development idea through clinical testing and regulatory approval and market the final product. The Company intends to outsource the development of a commercial product from its development stage product and the actual manufacture of the commercial product. The Company has engaged Herbst Lazar Bell, Inc. to develop the commercial versions of its future products. See "Certain Transactions". It is intended that manufacture of future products will be contracted to manufacturers who are currently being solicited for interest and cost estimates.

                                   Competition
                                   -----------

         Thermotherapy For Cancer

         The Company believes that there are at least six other domestic firms, as well as a number of foreign firms, producing, or designing and intending to produce, thermotherapy systems to treat cancer. Of those firms, at least four have obtained PMA for their machines and several have obtained IDE for their machines. Some, and possibly all of those firms, have greater resources than those which the Company now has or may reasonably be expected to have in the near future. Other firms not presently in competition with the Company may decide to produce thermotherapy systems which compete with those of the Company. At least some of those firms may reasonably be expected to have resources greater than those of the Company. As acceptance of thermotherapy as a cancer treatment increases, the Company expects that the competition will also increase.

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

         Thermotherapy For Prostatic Diseases

         The Company believes there are as many as 10 companies in the USA and as many as 15 companies worldwide that are planning to enter or already active in this marketplace.

         On May 7, 1996, the FDA for the first time approved a microwave-based BPH treatment device manufactured by EDAP Technomed, Inc. ("Technomed"), called "Prostatron." In addition, Urologix and Dornier recently received FDA approval on their BPH systems. These approvals should enhance market acceptance of microwave BPH treatment systems both in the United States and abroad but gives Technomed a competitive advantage of being first to the market in the United States. The Company's new BPH system has not been approved by the FDA for sale in the United States. However, the Company has an IDE approval from the FDA to conduct clinical trials which are currently being conducted at the Montefiore Medical Center.

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

                              Government Regulation
                              ---------------------

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

         The Company and its facilities are subject to inspection by the FDA at any time to insure compliance with FDA regulations in the production and sale of medical products. The Company believes that it is substantially in compliance with FDA regulations governing the manufacturing and marketing of medical devices. The Company has received a PMA from the FDA for its Microfocus 1000 cancer treatment equipment for surface and sub-surface tumors in conjunction with radiation. The Company is seeking a new indication of use to enable this equipment to be used for breast cancer ablation.

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

         The Company has sold products in approximately twenty selected countries in Asia, Europe, and South America. Meeting the registration requirements within these countries is the sole responsibility of the distributors in each of these countries. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. The Company expects to receive approvals for marketing in a number of countries outside the United States prior to the time that it will be able to market its products in the United States. The timing for such approvals is not known.

                         Product Liability and Insurance
                         -------------------------------

         The business of the Company entails the risk of product liability claims. Although the Company has not experienced any product liability claims to date, any such claims could have an adverse impact on the Company. In the past, the Company had not maintained product liability insurance. Recently, the Company has secured product liability insurance in the amount of $5,000,000 and directors and officers insurance in the amount of $3,000,000. There is no assurance, however, that claims will be covered by such insurance and will not exceed such insurance coverage limits.

                                    Employees
                                    ---------

         As of September 30, 1998, the Company had six full-time employees. None of the Company's employees is represented by a collective bargaining organization. The Company considers its relations with its employees to be good.


ITEM 2.  PROPERTIES

         The Company's corporate headquarters consists of approximately 5,918 square feet of office, laboratory and production space at 10220-I Old Columbia Road, Columbia, Maryland 21046-1705. The Company leases the premises from an unaffiliated party on a three year lease which will terminate on May 31, 2000. Monthly rent is $5,779.91.


ITEM 3.  LEGAL PROCEEDINGS

         The Company presently is not a party to any litigation, and the Company is not aware of any threat of litigation, except as follows:

         The Company was named as a defendant in a lawsuit filed by Eastwell Management Services, Ltd. ("Eastwell") in the United States District Court for the District of Maryland claiming, inter alia, breach of contract. On December19, 1998, the U.S. District Court of Maryland found in favor of the Company. In a related decision the U.S. District Court of Maryland also found in favor of the Company regarding its countersuit, concluding that the Company is entitled to $100,000 from Eastwell, which breached the original contract between the two parties. The Company intends to pursue all legally possible avenues to collect the $100,000 from Eastwell.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 27, 1998 the Company held its Annual Shareholders meeting. Listed below are the names of the seven directors elected at the meeting and their respective terms of office.


Name                                    Term Expires
-----                                   ------------
Spencer J.  Volk                        2001
Augustine Y.  Cheung                    2001
Warren C.  Stearns*                     1999
Walter B.  Herbst                       2000
Mel D.  Soule*                          2000
Max E.  Link                            2001
John Mon                                1999

 * Messrs. Stearns and Soule resigned from the Board of Directors of the Company in July 1998. Listed below is the vote count related to the other matters approved at the meeting:

                Proposition                                                  For              Against           Abstain
                -----------                                                  ---              -------           -------
To approve an amendment to the Company's by-laws                         28,531,934           171,083           142,050
adopting a staggered board of directors.

To ratify the appointment of Stegman & Company as                        32,186,822             5,425           152,768
auditors to examine the Company's  accounts for the
fiscal year ending September
30, 1998.

To amend the Company's Articles of Incorporation to                      31,672,167           466,873           205,975
increase the number of authorized shares to 100,000,000
shares.

To amend the Company's Articles of Incorporation to                      32,016,210           112,147           216,658
change the Company's name to The Company Corporation
or variations thereof approved by the Directors.

To approve an omnibus stock option plan.                                 27,626,867           357,943           418,451

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the over-the-counter market. The quotations set forth below reflect inter-dealer prices, do not include retail markups, markdowns or commissions, and may not necessarily represent actual transactions. There were approximately 1,298 holders of record of the Common Stock as of December 8, 1998 The Company has never paid cash dividends on its stock and does not expect to pay any cash dividends in the foreseeable future.

                                                                   September 30
                                                                   ------------
           Period                                       1997                         1998
           ------                                       ----                         ----
                                                 High            Low          High           Low
                                                 ----            ---          ----           ---
1st Quarter (Oct.1 to Dec. 31)                   1.13           0.69          1.13          0.75
2nd Quarter (Jan. 1 to March 31)                 0.81           0.56          1.03          0.69
3rd Quarter (April 1 to June 30)                 0.94           0.48          0.90          0.36
4th Quarter (July 1 to Sept.  30)                1.31           0.63          0.52          0.21


Issuance of Shares Without Registration

         During the fourth quarter of the fiscal year ended September 30, 1998, the Company issued the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act"):

         1. During the quarter, the Company issued 2,006,238 shares to 11 persons in satisfaction of previously outstanding debt and contractual obligations totaling $650,271. The issuance was made to a limited number of accredited investors. Messrs. Spencer Volk, Augustine Cheung, and Herbst Lazar Bell, Inc. were three of the investors. No commissions were paid with respect to the conversions. The Company believes the issuance was exempt from registration under the Securities Act pursuant to Sections 4(2) or 4(6) of the Securities Act and Regulation D promulgated thereunder.

         2. During the quarter, the Company issued 580,000 shares to 7 accredited investors for cash consideration totaling $145,000. The issuance was made to a limited number of accredited investors. No commissions were paid with respect to the issuance, but finders fees of $4,500 were paid to persons who introduced the Company to certain investors. The Company believes the issuance was exempt from registration under the Securities Act pursuant to Section 4(2) or 4(6) of the Securities Act and Regulation D promulgated thereunder.

         3. During the quarter, the Company issued 73,866 shares to its current and certain past directors as directors fees and certain members on the Scientific Advisory Board for their services. Such shares were valued at a total of $23,637. The issuance was made to a limited number of accredited investors. No commissions were paid with respect to the issuance. The Company believes the issuance was exempt from registration under the Securities Act pursuant to Sections 4(2) or 4(6) of the Securities Act.

                  (Remainder of page intentionally left blank)

ITEM 6.  SELECTED FINANCIAL DATA

         The following table summarizes certain financial data for the Company for the years ended September 30, 1998, 1997, 1996, 1995, and 1994 and is qualified in its entirety by, and should be read in conjunction with the Financial Statements, the related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                 1994            1995             1996            1997             1998
                                              ----------      ----------       ----------      ----------       ----------
Statement of Operations Data:
Revenues:
 Product Sales (Net)                          $1,025,651        $157,618          $74,006        $121,257         $174,182
 Research and development contracts               60,742               0                0               0                0
                                              ----------      ----------       ----------      ----------       ----------
 Total revenues                               $1,086,393        $157,618          $74,006        $121,257         $174,182
 Cost of product sales                           494,946          67,350           64,406          46,734          136,500
                                              ----------      ----------       ----------      ----------       ----------
 Gross profit on product sales                   591,447          90,268            9,600          74,523           37,682
 Other costs and expenses:
 Research and development                        202,569          18,546           94,012         185,974        1,534,872
 Selling, general and administrative             704,295       1,386,854        1,321,361       2,283,245        2,515,822
  Total operating expenses                       906,864       1,405,400        1,415,373       2,469,219        4,050,694
 Profit(Loss) from operations                   (315,417)     (1,315,132)      (1,405,773)     (2,394,696)      (4,013,012)
 Other income (expense)                          170,997           8,620         (442,192) (1)   (471,631) (2)      11,870
 Interest income (expense)                      (184,700)        (90,805)         (85,506)       (185,562)        (199,346)
 Extraordinary Item - Gain on forgiveness
 of debt                                         591,728
 Net income (loss)                               390,880      (1,397,317)      (1,933,471)     (3,051,889)      (4,200,488)
 Net Income (loss) per share                        $.02           ($.06)          ($0.05)         ($0.11)           (0.12)
 Weighted average shares outstanding          16,712,978      23,466,070       39,499,650      28,386,145       34,867,001



                                                 1994            1995             1996            1997             1998
                                              ----------      ----------       ----------      ----------       ----------
Balance Sheet Data:
Working Capital                               (748,193)      (1,101,136)         (646,754)      (2,645,908)      (2,000,351)
Total Assets                                   955,456        9,710,742 (3)     9,321,600 (4)      823,209          330,738
Long-term debt, less current maturities         26,000            2,000         1,213,000                0            5,719
Redeemable Convertible Preferred Stock
Accumulated deficit                         (8,880,845)     (10,278,162)      (12,211,633)     (15,263,522)     (19,464,010)
Total stockholders' equity (deficit)          (666,542)       8,128,768      6,755,874 (3)      (2,460,646)      (1,851,077)

         (1) Includes $17,009 gain on disposition of investment in Ardex Equipment, L.L.C.

         (2)      Includes $438,803 loss on write off of Ardex Notes Receivable.

         (3) Includes the Company's equity interest in Aestar Fine Chemical Company valued at $8,000,000 on the Company's September 30, 1995 balance sheet.

         (4) On October 23, 1996, the Company, based on the provisions of an agreement reached on June 6, 1996, as amended, redeemed 16,000,000 shares of its Common Stock. The redemption provided for the Company to return its investment in Aestar Fine Chemical Company (valued at $8,000,000 on the Company's September 30, 1996 balance sheet) and to relinquish its rights to the funds held under an investment contract ($40,000 at September 30, 1996) in order to effect the transaction. This transaction has a significant impact on the financial position, current ratios and stockholder's equity of the Company. If the foregoing transaction had occurred on or before September 30, 1996, total assets would have been reduced by $8,040,000 and stockholder's equity would have reduced by $8,040,000, resulting in a negative stockholder's equity of ($1,284,126).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         Statements regarding the Company's expectations as to the effectiveness of its technology, demand for its products and certain other information presented in this Form 10-K constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, but are not limited to, the following:

         1. Decreasing Sales, Increasing Losses and Undercapitalization. The Company's product sales have been substantially decreasing over the past three years as the Company pursued its new technologies. Because of the focus on research and development of its new technologies, the Company is not concentrating on sales of its original equipment at this time. Assuming approval of the new technologies by the appropriate government agencies, the Company expects revenue to increase. However, there is no assurance sales will increase with the application of new technologies being developed by the Company. The Company has had increasing losses which have resulted in an accumulated deficit of $19,464,010 as of September 30, 1998. Losses will continue until current and future sales increase substantially. The Company lacks adequate capital to finance its research and development and marketing. Lack of adequate capital and governmental regulatory approvals will affect future sales.

         2. Acceptance of Products. Thermotherapy has not been widely accepted by the medical community as an effective cancer treatment. The Company believes that this is primarily due to the inability to adequately focus heat prior to introduction of the Company's APA technology. The Company believes the APA technology allows microwave energy to be accurately targeted deep within the body, resulting in heating a well defined target area without damaging surrounding tissue. The medical community may not embrace the advantages of APA-focused thermotherapy without more extensive testing and clinical experience than the Company could afford to conduct. It is also possible that the technology will not be as effective in practice as theory and testing in animals have indicated.
                  Similarly, the medical community has no experience with balloon catheter treatment for BPH.

         3. Limited Products. The Company currently has a limited number of products. Failure to develop new products utilizing current products and newly acquired technology would affect the profitability of the Company. The development of new products and application of new technology to existing products is subject to uncertainty and delay.

         4. Lack of a Proven Marketing Plan. The Company intends to market its new products by concentrating on per-use revenue. Such plan is dependant on market acceptance and adequate capitalization.

General

         Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company's research and development programs, the clinical trials conducted in connection with the Company's thermotherapy system and PMA application for submission to the FDA. The Company believes these expenditures are essential for the commercialization of its technologies. The Company has experienced significant operating losses and as of September 30, 1998 had an accumulated deficit of $19,464,010. The Company expects such operating losses to continue and possibly increase in the near term and for the foreseeable future as it continues its product development efforts, expands its marketing and sales activities and scales up its manufacturing operations. The Company's ability to achieve profitability is dependent upon its ability to successfully obtain governmental approvals, manufacture, market and sell its new technology and integrate such technology into its thermotherapy systems. The Company has not been able to successfully market its current thermotherapy system because of its inability to provide heat treatment for other than surface and sub- surface tumors. There can be no assurance that the Company will be able to successfully commercialize its newly acquired technology and apply it to its current thermotherapy systems or that profitability will ever be achieved. The operating results of the Company have fluctuated significantly in the past on an annual and a quarterly basis. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, many of which are outside the Company's control.

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

Results of Operations

Comparison of Fiscal Year Ended September 30, 1998 to Fiscal Year Ended September 30, 1997

         Product sales for the fiscal year ended September 30, 1998 ("fiscal 1998") were $174,182. These sales occurred due to re-orders of the Company's original equipment. During the prior fiscal year, gross product sales, taking returns and allowances into consideration, were $121,257. Increased revenues from products are not expected until products incorporating the new technologies are developed and approved by governmental regulatory agencies. Furthermore, with respect to the APA-focused thermotherapy equipment, the Company believes it must complete clinical studies to satisfy potential users.

         Cost of sales increased to $136,500 in fiscal 1998 from $46,734 in fiscal 1997. The Company does not believe that fluctuations in gross margin are meaningful at the current low level of sales.

         Research and development expense increased to $1,534,872 in fiscal 1998 from $185,974 in fiscal 1997. The Company expects to significantly increase its expenditures for research and development to fund the development or enhancement of products by incorporating the APA technology and the MMTC technology.

         Selling, general and administrative expenses increased to $2,515,822 in fiscal 1998 from $2,283,245 in fiscal 1997. Increased administrative expenses reflect strengthening of the Company's management team and the resulting increased salary levels. These expenses also reflect the increased use of outside consultants and advisers to assist the Company in developing and implementing its plans to utilize and commercialize its new technologies. The Company expects selling and marketing expense to increase substantially as it expands its advertising and promotional activities and increases its marketing and sales force, principally for the commercialization of its thermotherapy systems.

         Interest expense increased to $199,346 in fiscal 1998 from $185,562 in fiscal 1997. This primarily reflects the recognition of interest obligation in the amount of approximately $130,000 incurred in the Company's past operations. See "Liquidity and Capital Resources" below.

Comparison of Fiscal Year Ended September 30, 1997 to Fiscal Year Ended September 30, 1996

         Product sales for the fiscal year ended September 30, 1997 ("fiscal 1997") were $121,257. During the prior fiscal year, gross product sales were $134,006, but net product sales after returns and allowances were $74,006. Increased sales of products are not expected until products incorporating the new technologies are developed and approved for sale by governmental regulatory agencies. Furthermore, with respect to the APA- focused hyperthermia machines, the Company believes it must complete clinical studies to satisfy potential users.

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

Liquidity and Capital Resources

         Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $19,464,010 at September 30, 1998. The Company has funded its operations primarily through the sale of equity securities. As of September 30, 1998, the Company had cash, cash equivalents and short-term investments aggregating approximately $ 54,920. Current liabilities on such date were $2,176,086. Net cash used in the Company's operating activities was $ 2,112,529 for fiscal 1998.

         The Company does not have any bank financing arrangements. As of September 30, 1998, the Company's indebtedness consisted of a promissory note payable to Yu Shai Lai in the principal amount of $36,041; a promissory note payable to Lake Shu Loon in the principal amount of $10,000; a promissory note payable to Charles Shelton in the principal amount of $50,000; a secured promissory note payable to George T. Horton Trust (the "Horton Note") in the principal amount of $220,000, the payment of which is secured by certain equipment owned by the Company and was due by its terms on December 15, 1997; and a promissory note payable to Spencer Volk in the amount of $50,000, which was subsequently converted into 200,000 shares of the Company's Common Stock and a Warrant to purchase 200,000 share of the Company's Common Stock (see "Certain Relationships and Related Transactions"). At September 30, 1998, the outstanding principal amount of the Horton Note was $18,000; as of the date hereof, the outstanding principal amount of the Horton Note is $13,000. The holder's remedies for non-payment include foreclosing on the collateral, increasing the interest rate to 17% per annum or converting the balance into common stock having a market value of 200% of the note balance.

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

         The Company intends to spend over $3,500,000, subject to availability of funding, with various educational and research institutions for research and development in fiscal 1999. The Company is also required to do clinical trials to prepare for submission of products to the FDA. The amount required to perform such trials and to prosecute the applications is not currently known, but is expected to run in the millions of dollars. The Company does not currently have funds available to do such trials and clinical work. The Company is actively seeking these funds through the sales of securities and other alternatives. If the Company cannot fund such obligations, it will lose the data necessary to develop and commercialize its products or even the rights to certain licensing agreements. The Company may also lose any benefit it has previously received from association with well known research institutions. The Company has committed to pay advisors and officers pursuant to contractual arrangements set forth in "Directors and Executive Officers of the Registrant" and "Certain Relationships and Related Transactions." The Company will be dependent on additional capital to be raised to fulfill all of the above agreements and obligations.

Risk Factors

Unfunded Research Obligations

         The Company engages third party research institutions and hospitals to perform research and clinical trials for the Company. As of September 30, 1998, the Company entered into agreements to fund a minimum of $900,000 of research and clinical trials through March 30, 1999. The Company does not have the capital to fund such obligations, nor does it have commitments for such capital. The Company has recently engaged the investment banking firm of Josephberg Grosz & Co., Inc. and certain other financial advisors to assist in raising capital. Josephberg Grosz & Co., Inc. replaced Stearns Management Company, the Company's former financial adviser. Mr. Warren C. Stearns, President of Stearns Management Company, also resigned as a member of the Board of Directors of the Company. There is no assurance that these funds will be raised and if they are not raised, the clinical trials will likely be delayed or not completed. If the Company cannot fund such obligations, it will lose the data necessary to develop and commercialize its products. The Company may also lose any benefit it has previously received from association with well known research institutions.

         Additional research and development spending of $5.0 to $6.0 million is planned for 1999 to complete breast cancer and BPH clinical trials. It will be necessary to raise capital to conduct these trials and there is no assurance that this will occur as revenues are not expected to begin until late 1999 at the earliest, with early year 2000 being more likely. If the Company does not obtain sufficient capital to fund its proposed research and trial schedule, the Company may become in breach of its license agreements with MMTC and MIT and its sponsored research agreements with Duke University. The Company's business plan incorporating the planned 1998 and 1999 expenditures for research and development, and clinical trials have been updated to include latest developments. Phase I of the BPH clinical trials is currently being conducted at the Montefiore Medical Center under the direction of Dr. Arnold Melman. The Company has submitted an IDE application to the FDA to start the Phase I clinical trials to use its new breast cancer treatment system to ablate breast cancer tumors through heat alone. Subject to FDA approval, Phase I clinical trials of such breast cancer treatment system will be conducted at the Massachusetts General Hospital. All of the above research is dependent on the raising of additional capital and there is no assurance that this will be achieved.

         In March 1998, the Company entered into two sponsored research agreements with Duke University pursuant to which the Company agreed to pay Duke University for all direct and indirect costs incurred in the performance of the research contemplated under such agreements not to exceed $625,062 and Duke University agreed to grant to the Company an option (the "Option") to acquire an exclusive, worldwide, royalty bearing license of Duke University's rights to any invention, development, or discovery resulting from the subject research. As of the date hereof, the Company has paid $75,000 of a total of $625,062 of the required payments set forth in the research agreements. The Company and Duke University have agreed, however, that Duke University shall suspend its research until the Company is able to raise additional capital, the amount currently payable by the Company to Duke University is approximately $110,000 based upon Duke University's actual costs to date and that Duke University will not consider the Company in default if such payment is made by January 31, 1999.

History of Losses; Accumulated Deficit; No Assurance of Revenue or Operating Profit

         Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $19,464,010 and a shareholders' deficit of $1,851,067 at September 30, 1998, including losses for the quarter ended September 30, 1998 of $678,662. The Company anticipates reporting similar losses for the quarter ended December 30, 1998. The Company has funded its operations primarily through the sale of Company securities. Losses are expected to continue until the product enhancements have been completed and approved by the FDA or until the Company can implement its marketing plan. The Company has experienced diminishing revenue from product sales in recent years. The Company currently has limited revenue from product sales, and there can be no assurance that it will be able to develop such revenue sources or that its operations will become profitable, even if it is able to commercialize any products. The Company will be required to conduct significant research, development, testing and regulatory compliance activities which, together with projected general and administrative expenses, are expected to result in substantial operating losses in the future.

Early Stage of Product Development; Continuing Uncertainty of Technology

         The Company's current commercialized products have not produced any significant profit to date and the Company believes that without the enhancement of its newly acquired technology, it is likely they will not produce profits in the future. Progress with any of the Company's potential products will require significant further research, development, testing and regulatory clearances and will be subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include the possibility that the technologies used by the Company may be found to be ineffective or impractical; that the products, if safe and effective, could fail to receive necessary regulatory clearances or be difficult to market; that the proprietary rights of third parties may preclude the Company from marketing the products; or that third parties may market superior or equivalent products. There can be no assurance that the Company's research and development activities will result in any commercially viable products.

         The field of  hyperthermia is rapidly  evolving,  and it is expected to
continue  to  undergo  significant  and  rapid  technological   changes.   Rapid
technological development could result in actual and proposed products, services, or processes becoming obsolete before the Company recovers a significant portion of its related research, development and capital expenses. Although to date the Company has engaged in substantial research and development efforts, the Company does not expect to be able to commercialize any products utilizing the new technology for a number of years, if at all. The Company is unable to predict precisely when a product might be commercialized due to uncertainties as to the time that will be required for, and the nature of, additional research and development, human clinical trials to assess each potential product and satisfying government regulatory requirements.

Need for Substantial Additional Funds

         It is anticipated that additional financing of approximately $10,000,000 will be needed for 1999. In addition, the Company's cash requirements may vary materially from those now planned because of results of research and development, results of pre-clinical testing, relationships with collaborators, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the FDA's regulatory process, and other factors. The Company has recently engaged the investment banking firm of Josephberg Grosz & Co., Inc. and certain other financial advisors to assist in raising capital. The Company is dependent on raising new capital to fund operations to commercialize its products and to satisfy the commitments made by the Company for 1998 and 1999 as revenues are not expected to begin until late 1999 at the earliest, with early year 2000 being more likely. Failure to meet commitments may result in a loss of licensed technology. There is no assurance that adequate funds for these purposes, whether obtained through the financial markets, collaborative or other arrangements with corporate partners, or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds may cause the loss of licenses on new technology and may require the Company to delay, scale back, or eliminate certain of its research and product development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop or commercialize itself.

Dependence upon Key Personnel and Collaborators

         The Company's success depends (I) on the continued contributions of its executive officers, scientific and technical personnel, and consultants and (ii) on the Company's ability to attract new personnel as the Company seeks to implement its business strategy. During the Company's limited operating history, many key responsibilities within the Company have been assigned to a relatively small number of individuals. The competition for qualified personnel is intense, and the loss of services of certain key personnel could adversely affect the business of the Company. There are no employment agreements with any of current management other than Mr. Spencer J. Volk, the Company's Chief Executive Officer and President.

Competition

         There are many companies and institutions that are conducting research and development activities on thermotherapy technologies for both oncology and prostate products that are similar to the efforts of the Company. The Company believes that the interest in investigating the potential of thermotherapy technologies will continue and may accelerate. Competitors engaged in all areas of cancer and prostate treatment in the United States and other countries are numerous and include, among others, major pharmaceutical and chemical companies, specialized technology companies, universities, and other research institutions. There can be no assurance that the Company's competitors will not succeed in developing products or other technologies that are more effective than any which have been or are being developed by the Company or which would render the Company's technology and products obsolete and non-competitive.

         Many of the Company's competitors have substantially greater financial, technical, human, and other resources. In addition, many of these competitors have significantly greater experience than the Company in undertaking preclinical testing and human clinical trials of new products and obtaining FDA and other regulatory approvals. Accordingly, certain of the Company's competitors may succeed in obtaining FDA approval for products more rapidly than the Company. Furthermore, if the Company is permitted to commence commercial sales of products, it will also be competing with respect to manufacturing efficiency and marketing with companies having greater resources and experience in these areas. The Company currently has limited experience in these areas.

Uncertain Ability to Protect Proprietary Technology

         The Company's success will depend, in part, on its ability to maintain license agreements on patented technology. No assurance can be given that any patents issued to or licensed by the Company will not be successfully challenged or circumvented by others, or that the rights granted will provide adequate protection to the Company. The Company is aware of patent applications and issued patents belonging to competitors and it is uncertain whether any of these, or patent applications filed of which the Company may not have any knowledge, will require the Company to alter its potential products or processes, pay licensing fees, or cease certain activities. Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents issued to or licensed by the Company or determine the scope and validity of others' claimed proprietary rights. The Company also relies on trade secrets and confidential information that it seeks to protect, in part, by confidentiality agreements with its corporate partners, collaborators, employees, and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any such breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

Technological Change

         Various modalities for the treatment of cancer are the subject of extensive research and development. Many possible treatments which are being researched may not be amenable to enhancement with the Company's technology, or may not require thermotherapy for an effective cure. The development and acceptance of any such treatment could make the Company's technology obsolete.

No Assurance of FDA Approval; Government Regulation

         The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of medical products through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these requirements typically takes several years or more and varies substantially based upon the type, complexity, and novelty of the product.

         The effect of government regulation may be to delay marketing of new products for a considerable period of time, to impose costly procedures upon the Company's activities, and to furnish a competitive advantage to larger companies that compete with the Company. There can be no assurance that FDA or other regulatory approval for any products developed by the Company will be granted on a timely basis or at all. Any such delay in obtaining, or failure to obtain, such approvals would adversely affect the marketing of any contemplated products and the ability to earn product revenue. Further, regulation of manufacturing facilities by state, local, and other authorities is subject to change. Any additional regulation could result in limitations or restrictions on the Company's ability to utilize any of its technologies, thereby adversely affecting the Company's operations.

License Agreements for Patented Technology

         The Company has entered into exclusive license agreements with Massachusetts Institute of Technology (the "MIT Agreement") and MMTC, Inc. (the "MMTC Agreement") for the use of certain patented technologies. The MIT Agreement and the MMTC Agreement each contain license fee and royalty requirements and other performance requirements which the Company must meet by certain deadlines with respect to the use of the patented technologies. If the Company were to breach the MIT Agreement or the MMTC Agreement, the Company would lose its rights to the respective licensed technology and would not receive compensation for its efforts in developing or exploiting the technology.

         In March 1998, the Company entered into two sponsored research agreements with Duke University pursuant to which the Company has agreed to pay Duke University for all direct and indirect costs incurred in the performance of the research contemplated under such agreements not to exceed $625,062 and Duke University has agreed to grant to the Company an option (the "Option") to acquire an exclusive, worldwide, royalty bearing license of Duke University's rights to any invention, development, or discovery resulting from the subject research. As of the date hereof, the Company has paid $75,000 of a total of $625,062 of the required payments set forth in the research agreements. The Company and Duke University have agreed, however, that Duke University shall suspend its research until the Company is able to raise additional capital, the amount currently payable by the Company to Duke University is approximately $110,000 based upon Duke University's actual costs to date and that Duke University will not consider the Company in default if such payment is made by January 31, 1999.

Uncertain Availability of Health Care Reimbursement

         The Company's ability to commercialize thermotherapy products successfully will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. Significant uncertainty exists as to the reimbursement status of newly-approved medical products. There can be no assurance that adequate third-party insurance coverage will be available for the Company to establish and maintain price levels sufficient for realization of an appropriate return on its investment in developing new therapies. Government, private health insurers, and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products approved for marketing by the FDA. If adequate coverage and reimbursement levels are not provided by government, private health insurers, and third-party payors for uses of the Company's products, the market acceptance of these products would be adversely affected.

Uncertainty Related to Health Care Reform Measures

         There have been a number of federal and state proposals during the last few years to subject the pricing of health care goods and services to government control and to make other changes to the health care system of the United
States. It is uncertain what legislative proposals will be adopted or what actions federal, state, or private payors for health care goods and services may take in response to any health care reform proposals or legislation. The Company cannot predict the effect health care reforms may have on its business, and no assurance can be given that any such reforms will not have a material adverse effect on the Company.

Applicability and Adequacy of Product Liability Insurance Coverage

         The Company's business exposes it to potential product liability risks which are inherent in the testing, manufacturing, and marketing of human therapeutic products. Recently, the Company has secured product liability insurance in the amount of $5,000,000 and directors and officers insurance in the amount of $3,000,000. There is no assurance, however, that claims will be covered by such insurance and will not exceed such insurance coverage limits.

Limited Manufacturing Experience

         The Company has only limited experience in producing its current products (approximately 84 BPH systems and 31 cancer systems worldwide) and has not produced any products utilizing the new technology. The Company's facilities comply with FDA's Good Manufacturing Practices ("GMP"). The facilities of certain of its contract manufacturers will need to comply with applicable regulations including the GMP regulation and other regulations. Failure to comply with applicable requirements and regulations by the Company's contract manufacturers could delay or prohibit manufacturing of the new products system, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any increase in production rates in response to demand for the Company's products could adversely impact the ability of the Company or its contract manufacturers to comply with such requirements.

Contract Manufacturing; Dependence Upon Key Suppliers

         The Company purchases components used in its products from various suppliers. Delays would be caused if the supply of such components were interrupted. These delays could be extended if substituted components require a product redesign or regulatory approval. The current products are assembled by contract manufacturers and it is anticipated that the new products will be assembled primarily by a contract manufacturer. If for any reason the contract manufacturer is unable or unwilling to manufacture the current and new products for the Company in the future, the Company could incur significant delays in obtaining a substitute contract manufacturer. The Company expects to be dependent upon such manufacturers and subcontractors for the foreseeable future. Therefore, failure to obtain components from such sources or delays associated with any future components shortages, particularly as the Company makes the transition to commercial production, could have a material adverse effect on the Company's business, financial condition and results of operations.

Possible Volatility of Share Price

         Market prices for securities of medical and high technology companies have been volatile. Factors such as announcements of technological innovations or new products by the Company or its competitors, government regulatory action, litigation, patent or proprietary rights developments, and market conditions for medical and high technology stocks in general could have a significant impact on any future market for the Common Stock. The volatility of the Company's stock may also be affected by the lack of stock analyst coverage of the Company and the factors described at "-- NASDAQ Listing Requirements; Risks of Low-Priced Stocks" below.

NASDAQ Listing Requirements; Risks of Low-Priced Stocks

         The Company's Common Stock is currently traded in the over-the-counter market.

         The Company intends to have its Common Stock listed on NASDAQ or some other national exchange upon meeting the applicable listing requirements. There can be no assurance that the Company will meet the NASDAQ listing requirements or the requirements of any other exchange. If the Company is unable to satisfy NASDAQ's initial listing criteria in the future, its securities will continue to be traded in the over-the-counter market in the so-called "pink sheets" or the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD"). As a consequence, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the price of the Company's securities.

         The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with trades in any stock defined as a penny stock. Regulations generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has (I) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years,
(ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years.

         If the Company's securities are not quoted on NASDAQ, or the Company does not have $2,000,000 in net tangible assets, trading in the Company's securities will continue to be covered by Rules 15g-1 through 15g-6 promulgated under the Exchange Act for non-NASDAQ and non-exchange listed securities. Under such rules, broker-dealers who recommend such securities to persons (other than established customers and accredited investors) must make a special written suitability determination that the penny stock is a suitable investment for the purchaser and must receive other information from the purchaser.

Market Overhang from Warrants and Outstanding Options; Registration Rights

         As of September 30, 1998, the Company had outstanding commitments to issue shares to management, and options and warrants to purchase, an aggregate amount of approximately 13,053,983 shares of Common Stock, a significant portion of which are exercisable at exercise prices substantially below the current market price. In addition, this number does not reflect additional shares that may be issued pursuant to anti-dilution provisions. To the extent that such shares are issued, or such warrants or options are exercised, dilution to the interests of the Company's stockholders may occur. In the event that the market value of the Common Stock decreases significantly, the offering price in the Company's private placements or public offerings may be similarly affected. If this occurs, the number of shares issuable on exercise of certain options or warrants may significantly increase, thereby increasing the dilutive effect on other shareholders. Exercise of these options or warrants or even the potential of their exercise may have an adverse effect on the trading price and market for the Company's Common Stock. The holders of the options or warrants are likely to exercise them at times when the market price of the shares of Common Stock exceeds the exercise price of the options or warrants. Accordingly, the issuance of shares of Common Stock upon exercise of the options or warrants may result in dilution of the equity represented by the then-outstanding shares of Common Stock held by other stockholders. Holders of the options or warrants can be expected to exercise them at a time when the Company would in all likelihood be able to obtain any needed capital on terms which are more favorable to the Company than the exercise terms provided by such options or warrants.

         Common Stock issued or to be issued pursuant to a substantial number of the warrants and options have demand and/or piggyback registration rights. Pursuant thereto, the Company was required to use good faith efforts to effect the registration of such securities on or before July 10, 1998, although such registration has not yet been effected. If such registration rights are exercised on a substantial portion of the Common Stock, the trading price and market for the Company's registered Common Stock may be adversely affected.

Year 2000 Compliance

         As the year 2000 (Y2K) approaches, an issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Failure to adequately address this issue could have potentially serious repercussions. The Company believes that all of its current systems are year 2000 compliant. In addition, the Company's older systems have been tested and are expected to function normally beginning January 1, 2000 for several reasons. First, the older systems' software, operations, and control systems are not date driven; and second, the older systems are "stand alone" systems and, therefore, are not connected to any other computer systems. The treatment record and storage archives used by such systems are, however, date driven and the Company is currently testing the data programs to determine the most efficient method or upgrade to retrieve and store data. Finally, the Company is dependent on various vendors and subcontractors and is in the process working with these vendors and subcontractors to prepare for the year 2000. Although the Company does not anticipate that the year 2000 issue will have a material impact on the Company's ability to operate at current levels, there can be no assurance that steps taken in preparation for the year 2000 will be sufficient to avoid any adverse impact on the Company.


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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names and ages of the members of the Company's Board of Directors and its executive officers, and sets forth the position with the Company held by each:

       Name                    Age                               Position
       ----                    ---                               --------
Augustine Y. Cheung+            51        Chairman of the Board of Directors, Chief Scientific Officer
Spencer J. Volk+                64        President, Chief Executive Officer and Director
John Mon*                       46        Secretary, Treasurer/General Manager and Director
Max E. Link+                    57        Director
Walter B. Herbst**              60        Director
Peter Gombrich ** (1)           59        Director

*     Term as director expires in 1999
**    Term as director expires in 2000
+     Term as director expires in 2001
(1) Mr. Gombrich resigned as a member of the Board of Directors of the Company on December 8, 1998.

         The Board of Directors presently maintains an Audit Committee, a Compensation Committee, and a Research and Development Oversight Committee. Messrs. Warren C. Stearns and Mel D. Soule comprised the Audit Committee prior to their resignation as a members of the Board of Directors of the Company in July 1998. Mr. Peter Gombrich was appointed as a member of the Board of Directors to replace Mr. Soule. The vacancies in the Board of Directors of the Company created by Messrs. Stearns' and Gombrich's resignations has not been filled as of the date of this report. The Audit Committee held no meetings during fiscal year 1997 and three meetings to date in the fiscal year ended September 30, 1998 ("fiscal year 1998"). Messrs. Volk and Herbst comprise the current Compensation Committee. The Compensation Committee held two meetings during fiscal year 1997 and four meetings in fiscal year 1998. Messrs. Cheung and Herbst comprise the Research and Development Oversight Committee. The Research and Development Oversight Committee was created in January 1998 and held a number of informal meetings during fiscal year 1998.

         Augustine Y. Cheung. Dr. Cheung has served as the Chairman of the Board of Directors of the Company since 1982. Dr. Cheung was the founder of the Company, was President of the Company from 1982 to 1986 and Chief Executive Officer from 1982 to 1996. From 1982 to 1985, Dr. Cheung was a Research Associate Professor of the Department of Electrical Engineering and Computer Science at George Washington University and from 1975 to 1981 was a Research Associate Professor and Assistant Professor at the Institute for Physical Science and Technology and the Department of Radiation Therapy at the University of Maryland. Dr. Cheung holds a Ph.D. and Masters degree from the University of Maryland. Dr. Cheung is the brother-in-law of John Mon.

         Spencer J. Volk. Mr. Volk has been a director, President, and Chief Executive Officer of the Company since May 22, 1997. From 1994 to 1996, Mr. Volk was President and Chief Operating Officer of Sunbeam International. From 1991 to 1993, Mr. Volk was the President and Chief Executive Officer of the Liggett Group, Inc. From 1989 to 1991, he was the President and Chief Operating Officer of Church and Dwight (Arm and Hammer), and from 1984 to 1986, he was the President and Chief Executive Officer of Tropicana Products, Inc. Prior to that, he spent thirteen years at Pepsico, ultimately as Senior Vice President for the Western Hemisphere. Mr. Volk holds an Honors BA in Economics and Math from Queens University in Ontario, Canada and a BA in Economics from Royal Military College in Ontario, Canada.

         John Mon. Mr. Mon has served as Treasurer/General Manager of the Company since 1989, and Secretary and a director since June 1997. From 1986 to 1988, Mr. Mon was responsible for the FDA regulatory approval for the Microfocus 1000. From 1983 to 1986, he was an economist with the U.S. Department of Commerce in charge of forecasting business sales, inventory and prices for all business sectors in the estimation of Gross National Product. Mr. Mon holds a B.S. degree from the University of Maryland. Mr. Mon is the brother-in-law of Dr. Cheung.

         Walter B. Herbst. Mr. Herbst has been a director of the Company since May 28, 1997. Mr. Herbst has been and currently is the Chairman of Herbst Lazar Bell, Inc. ("HLB"), the engineering firm he founded in 1962. Mr. Herbst also serves as a faculty fellow in industrial design at the Northwestern University McCormick School of Engineering and Applied Sciences teaching materials and process. Additionally, he serves on the faculty at Northwestern University's Kellogg Graduate School teaching a course in product development. Mr. Herbst holds a BFA in Industrial Design from the University of Illinois and a Master of Management from the Kellogg Graduate School of Northwestern University.

         Max E. Link. Dr. Link has been a director of the Company since September 23, 1997. Dr. Link currently provides consulting and advisory services to a number of pharmaceutical and biotechnology companies. From 1993 to 1994, Dr. Link served as Chief Executive Officer of Corange, Ltd., a medical diagnostics company acquired by Hoffman-LaRoche. From 1971 to 1993, Dr. Link served in numerous positions with Sandoz Pharma AG culminating in his appointment as Chairman of the Board of Directors in 1992. Dr. Link serves on the Board of Directors of the following publicly held companies: Human Genome Sciences; Alexion Pharmaceuticals; Cell Therapeutics; Access Pharmaceuticals; Protein Design Laboratories; Osiris Therapeutics; Procept, Inc.; Discovery Laboratories Inc. and Cytrx Corp. Dr. Link holds a Ph.D. in economics from the University of St. Galen (Switzerland).

         Peter Gombrich. Mr. Gombrich has been a director of the Company since September 14, 1998. Mr. Gombrich was the founder of InPath, LLC and has over 30 years experience in the healthcare industry. In 1994, Mr. Gombrich founded AccuMed International, Inc, and served as Chairman, President and Chief Executive Officer until 1998. He was also the founder and Chief Executive Officer of Clinicom, a bedside clinical information system company. In 1976, Mr. Gombrich co-founded St. Jude Medical, Inc., a world renowned life support medical device company. He was also the Senior Vice President of Medtronic, Inc. Mr. Gombrich has a B.S. in Electrical Engineering from the University of Colorado and an M.B.A. from the University of Denver. Mr. Gombrich resigned as a member of the Board of Directors of the Company on December 8, 1998.

         The Board of Directors conducted 9 meetings during the year ended September 30, 1998. All members, except Mr. Gombrich, attended at least 75% of the Board of Directors meetings held during their tenure in 1998. Mr. Gombrich attened one of the two meetings of the Board of Directors held during his tenure. Additional actions were taken by unanimous consent resolutions.

Scientific Advisory Board

         The Company currently has a scientific advisory board ("SAB") comprised of individuals listed below. The purpose of the SAB is to assist management of the Company in identifying and developing technology trends and business opportunities within the Company's industry. The SAB members operate as consultants and not as officers or directors of the Company. The following persons serve on the SAB:

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

         Michael Davidson, M.D. Dr. Davidson currently practices medicine and is the Chief Executive Officer of The Chicago Center for Clinical Trials. Dr. Davidson specializes in designing and implementing clinical trials. Dr. Davidson consults with the Company in connection with establishing clinical trials and on FDA regulatory matters.

         Mark Dewhirst, PhD. Dr. Dewhirst currently serves as a Professor of Radiology and Oncology and the Director of the Tumor Microcirculation Laboratories in the Department of Radiation & Oncology at Duke University. Dr. Dewhirst consults with the Company in connection with research on temperature sensitive liposomes.

         Donald Kapp, M.D., Ph.D. Dr. Kapp currently serves as Professor of Radiation Oncology at Stanford University. Dr. Kapp consults with the Company in connection with conducting clinical studies.

         Gloria Li, PhD. Dr. Li currently serves as the Director of the Radiation Biology Laboratory at Memorial Sloan-Kettering Hospital. Dr. Li consults with the Company on heat shock and gene therapy.

         Arnold Melman, M.D. Dr. Melman currently serves as the Chairman of the Department of Urology at Albert Einstein College of Medicine. Dr. Melman consults with the Company on clinical studies in urology and is the Company's primary investigator on BPH.

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

         Mel Soule. Mr. Soule serves as Co-Chairman of the SAB. From 1994 through 1997, Mr. Soule was the president and chief executive officer of Grace Biomedical Division, a subsidiary of the W.R. Grace & Co. From 1993 through
1994, Mr. Soule was the director of commercial planning for the Washington Research Center of W.R. Grace & Co. From 1992 to 1993, Mr. Soule was a senior development manager for W.R. Grace & Co. Mr. Soule is currently a consultant to several biomedical companies.

         Mays Swicord, PhD. Dr. Swicord currently serves as Director of Research at Motorola Corporation. Dr. Swicord consults with the Company on the biological effects of microwave technology.

         Claude Tihon,  PhD. Dr. Tihon  currently  serves as the Chief Executive
Officer of Conti-Med, Inc. Dr. Tihon consults with the Company in connection with urological devices and regulation.

         All members of the SAB serve at the discretion of the Board of Directors. Each member of the SAB, other than Mr. Swicord, received an option to purchase 5,000 shares of the Common Stock of the Company at the time they were appointed. The options are exercisable for a five year term at $.50 per share. In addition, each member of the SAB will receive an option to purchase 3,000 shares of the Common Stock of the Company for each 12 months served by such member on the SAB, exercisable at the market price of the Common Stock of the Company's on the date of grant. Such options will be exercisable for a five year term. During fiscal year 1998, each member of the SAB, other than Messrs. Cheung and Swicord, received an option to purchase 3,000 shares of the Common Stock of the Company at $1.25 per share. In addition, members of the SAB are compensated at the rate of $125 per hour or a total of $1,000 per day, together with expenses, on consulting matters undertaken by the SAB.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers. Officers, directors, and greater than ten-percent shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all
Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company between October 1, 1997, and September 30, 1998, and on representations that no other reports were required, the Company has determined that during the last fiscal year all applicable 16(a) filing requirements were met except as follows:

                  Spencer J. Volk is the Chief Executive Officer and a director of the Company. Mr. Volk acquired 167,114 shares of Common Stock of the Company on September 23, 1998 and 2,000 shares of Common Stock of the
         Company on September 30, 1998. Mr. Volk filed a Form 4 on or about October 29, 1998. The Form 4 should have been filed on or before October 10, 1998.

                  Walter B. Herbst is a director of the Company. Herbst Lazar, Bell, Inc., of which Mr Herbst is the Chairman and Chief Executive Officer, acquired 833,334 shares of Common Stock of the Company on September 23, 1998. Mr. Herbst filed a Form 4 on or about October 28, 1998. The Form 4 should have been filed on or before October 10, 1998.

                  Mr. Peter Gombrich was appointed to be a director of the Company as of September 14, 1997, and thereby became subject to Section 16(a) reporting requirements. Mr. Gombrich filed a Form 3 on or about December 7, 1998. The Form 3 should have been filed on or before September 24, 1998.


ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the aggregate cash compensation paid for services rendered to the Company in all capacities during the last three fiscal years to the Company's Chief Executive Officer and to each of the Company's other executive officers where annual salary and bonus for the most recent fiscal year exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                             Annual Compensation                                  Long-Term Compensation
                             -------------------                                          Awards
                                                                                  ----------------------

Name and Principal    Fiscal                                  Other Annual    Restricted Stock  Stock Options      All Other
Position               Year      Salary ($)     Bonus ($)   Compensation ($)     Awards ($)          (#)        Compensation ($)
-------------------- -------  ---------------  ----------  ----------------  ----------------  -------------  ------------------
Augustine Y.           1998     $125,000 (1)                                      $640 (2)
Cheung, Chairman       1997     $125,000                                        $2,120 (2)
of the Board of        1996     $125,000                                        $2,120 (2)      400,000 (3)
Directors
-------------------- -------  ---------------  ----------  ----------------  ----------------  -------------  ------------------


-------------------- -------  ---------------  ----------  ----------------  ----------------  -------------  ------------------
Spencer J. Volk,       1998     $240,000 (4)                                  $700,640 (2)(5)
President and Chief    1997      $96,923 (6)                                  $281,995 (2)(5)
Executive Officer
-------------------- -------  ---------------  ----------  ----------------  ----------------  -------------  ------------------
Verle D. Blaha,        1997     $177,100 (7)                                    $1,182 (2)
Former President       1996      $81,000                                        $2,120 (2)      400,000 (8)
and Chief
Executive Officer
-------------------- -------  ---------------  ----------  ----------------  ----------------  -------------  ------------------
Warren C. Stearns,     1998     $195,297 (9)                                      $961 (2)
Acting Chief           1997     $266,666 (9)                                    $1,461 (2)
Financial Officer      1996      $66,753                                                            (9)
==================== =======  ===============  ==========  ================  ================  =============  ==================

         (1) Dr. Cheung's annual salary is $125,000. Of the amount, approximately $84,134 was paid in fiscal year 1998.

         (2) In each of fiscal years 1996, 1997 and 1998, Dr. Cheung received 2,000 shares of the Common Stock of the Company for his services as a member of the Board of Directors of the Company. Mr. Blaha received 2,000 shares of the Common Stock of the Company for his service as a member of the Board of Directors of the Company in fiscal year 1996 and 1,112 shares for his services as a member of the Board of Directors of the Company in fiscal year 1997. Mr. Volk received 701 shares of the Common Stock of the Company for his service as a member of the Board of Directors of the Company in fiscal year 1997 and received 2,000 shares of the Common Stock of the Company for his service as a member of the Board of Directors of the Company in fiscal year 1998. Mr. Stearns received 1,375 shares for his service as a member of the Board of Directors of the Company in fiscal year 1997 and received 3,003 shares of the Common Stock of the Company for his service as a member of the Board of Directors of the Company in fiscal year 1998.

         (3) In fiscal year 1996, Dr. Cheung received an option to purchase 400,000 shares of the Common Stock of the Company at $0.35 per share as adjusted, exercisable on or before May 16, 2001.

         (4)      Mr.  Volk's  annual  salary  is  $240,000.   Of  that  amount,
                  approximately $87,692 was paid in fiscal year 1998.

         (5) Mr. Volk received 500,000 shares of Common Stock of the Company in fiscal year 1997 pursuant to his employment agreement and has the right to receive up to 1,400,000 additional shares of the Common Stock of the Company if the Company meets certain financing goals during his tenure and if he is employed by the Company after one year. As of September 30, 1998, Mr. Volk received 1,000,000 shares of such amount.

         (6) Mr. Volk became President and Chief Executive Officer of the Company on May 22, 1997.

         (7) Mr. Blaha resigned as the President and Chief Executive Officer of the Company on April 23, 1997.

         (8) The Company granted an option to purchase 400,000 shares of the Common Stock of the Company, with an exercise price of $.41 per share as adjusted, to New Opportunities, Ltd., a company affiliated with Mr. Blaha.

         (9) Amounts listed as annual compensation in fiscal year 1996 and fiscal year 1997 for Mr. Stearns consist of fees paid to Stearns Management Company ("SMC"). In fiscal year 1998, SMC was paid approximately $95,297 in fees and for reimbursement expenses. In May 1997, Mr. Stearns resigned as the Acting Chief Financial Officer of the Company. In July 1998, Mr. Stearns resigned as a member of the Company's Board of Directors. The Company and SMC have agreed that the remaining fees and reimbursement for expenses the Company still owes to SMC is $100,000. During fiscal year 1996, assignees of SMC also received warrants with anti-dilution rights to purchase 4.6875% of the Common Stock of the Company.

         During fiscal year 1998, there were no profit sharing plans for the benefit of the Company's officers, directors, or employees. In fiscal year 1997, the Company established a SARSEP pension plan for its employees. The Company does not contribute any funds to the plan. In addition, the Company provides health insurance coverage for its employees. At the annual meeting held on April 27, 1998, the stockholders approved an omnibus option plan. The Board of Directors may recommend and adopt additional programs in the future for the benefit of officers, directors, and employees.

Option Grants in Fiscal 1998 / Director Compensation

         During fiscal 1998, no options were granted to the named executive officers listed in the Summary Compensation Table. Each non-employee director and each employee director receives a grant of 12,000 shares and 2,000 shares of Common Stock of the Company respectively for the full year served or the pro rata portion if less than one year. In addition, Mr. Herbst received an option to purchase 50,000 shares of Common Stock of the Company at $0.50 per share commencing October 1, 1998 through September 30, 2003 for his service on the Board of Directors for the full fiscal 1998 year. Mr. Gombrich received an option to purchase 50,000 shares of Common Stock of the Company at $0.50 per share commencing October 1, 1998 through September 30, 2003 for becoming a member of the Board of Directors. Mr. Link will receive an option to purchase 50,000 shares of Common Stock of the Company at $0.75 per share commencing December 31, 1998 through December 30, 2003 for his service on the Board of Directors for the full fiscal 1998 year.

Aggregated Option Exercises and Year-End Option Values in 1998

         The following table summarizes for each of the named executive officers of the Company the number of stock options, if any, exercised during 1998, the aggregate dollar value realized upon exercise, the total number of unexercised options held at September 30, 1998 and the aggregate dollar value of in-the-money unexercised options, if any, held at September 30, 1998. Value realized upon exercise is the difference between the fair market value of the underlying stock on the exercise date and the exercise price of the option. The value of unexercised, in-the-money options at September 30, 1998 is the difference between its exercise price and the fair market value of the underlying stock on September 30, 1998, which was $0.32 per share based on the closing price of the Common Stock of the Company on September 30, 1998. The underlying options have not been and may never be exercised; and actual gains, if any, on exercise will depend on the value of the Common Stock of the Company on the actual date of exercise. There can be no assurance that these values will be realized.

Aggregated Option Exercises in Fiscal 1998 and Year-End Option Values


                                                                 Number of Unexercised           Value of Unexercised
                                                                      Options at                In-the-Money Options at
                                                                        9/30/98                         9/30/98
                                                                        -------                         -------
                        Shares Acquired
Name                      on Exercise      Value Realized     Exercisable   Unexercisable     Exercisable   Unexercisable
                                                ($)
---------------------- -----------------  ----------------  -------------  ---------------- -------------  ----------------
Augustine Y.  Cheung           0                 $0               400,000         0               $28,000         $0
---------------------- -----------------  ----------------  -------------  ---------------- -------------  ----------------
Spencer J.  Volk               0                 $0                     0         0                    $0         $0
---------------------- -----------------  ----------------  -------------  ---------------- -------------  ----------------
John Mon                       0                 $0               600,000         0               $42,000         $0
---------------------- -----------------  ----------------  -------------  ---------------- -------------  ----------------
Warren C.  Stearns             0                 $0             2,499,630         0              $249,630         $0
---------------------- -----------------  ----------------  -------------  ---------------- -------------  ----------------

Long-Term Incentive Plan Awards in Fiscal Year 1998

         At the annual meeting held on April 27, 1998, the stockholders approved an omnibus stock option plan. See "Stock Option Plans".

Future Benefits or Pension Plan Disclosure in Fiscal Year 1998

          The Company provides a SAR-SEP saving plan to which eligible employees may make pretax payroll contribution up to 15 % of compensation. The Company does not make contributions to the plan. At the annual meeting held on April 27, 1998, the stockholders approved an omnibus stock option plan. See "Stock Option Plans". The Board of Directors may recommend and adopt additional programs in the future for the benefit of officers, directors, and employees.

Employment  Contracts  and  Termination  of  Employment  and   Change-In-Control
Arrangements

         On May 22, 1997, Spencer J. Volk became the President and Chief Executive Officer of the Company. The Company and Mr. Volk have entered into an employment agreement, dated May 11, 1997, with an initial annual salary of $240,000, which will increase to $360,000 per annum upon the successful raising of $5,000,000 through public or private offerings. In addition, Mr. Volk was awarded 500,000 shares of Common Stock of the Company upon execution of the employment agreement and may earn up to an additional 1,400,000 shares based on the Company's ability to raise additional capital and Mr. Volk's continued employment. Mr. Volk, as of September 30, 1998, received 1,000,000 of such shares.

         Additionally, Mr. Warren C. Stearns, a former officer and director of the Company, received compensation through Stearns Management Company, which had an exclusive advisory services arrangement with the Company.

         Other than as set forth above, there are no employment contracts, termination of employment or change in control arrangements.

Stock Option Plans

         At the annual meeting held on April 27, 1998, the stockholders approved an omnibus stock option plan. The plan commits up to 2,000,000 shares for option grants to directors, employees and consultants. 280,000 of such shares have been granted at the direction of Spencer J. Volk. The Company has committed to allow Mr. Volk to nominate the recipients of options for 1,720,000 shares under the plan.

Report of the Compensation Committee on Executive Compensation

         The Company formed a Compensation Committee in June 1997, consisting of Spencer J. Volk, an employee director, and Walter Herbst, a non-employee director. The Committee is responsible for establishing and administering the compensation policies applicable to the Company's officers and key personnel. The committee's responsibilities include, establishing general compensation policy and, except as prohibited by applicable law, taking any and all action that the Board could take relating to the compensation of employees, directors and other parties. The Committee also evaluates the performance of and makes compensation recommendations for senior management.

         Executive Compensation Philosophy
         ---------------------------------

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

         Based on assessments by the Board and the Committee, the Committee believes that the Company's compensation program for the Named Executive
Officers has the following characteristics that serve to align executive interests with long-term stockholder interests:

                  a. Emphasizes "at risk" pay such as options and grants of restricted stock;

                  b. Emphasizes long-term compensation such as options restricted stock awards; and

                  c. Rewards financial results and promotion of Company objectives rather than individual performance against individual objectives.

         Annual Salaries
         ---------------

         Salary ranges and increases for executives, including the Chief Executive Officer and the other named executive officers, are established annually (unless subject to longer term contracts) based on competitive data. Within those ranges, individual salaries vary based upon the individual's work experience, performance, level of responsibility, impact on the business, tenure and potential for advancement within the organization. Annual salaries for newly-hired executives are determined at time of hire taking into account the above factors other than tenure.

         Long-Term Incentives
         --------------------

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

         Company Performance and Chief Executive Officer Compensation
         ------------------------------------------------------------

         The compensation of Spencer Volk was established prior to organization of the Compensation Committee. The Committee believes that Spencer Volk's compensation package aligns his interests with those of the stockholders.

Stockholder Return Performance Graph

         Federal regulation requires that inclusion of a line graph comparing cumulative total shareholder return on Common Stock with the cumulative total return of (1) NASDAQ Combined Index and (2) a published industry or line-of-business index. The performance comparison appears below. The Board of Directors recognizes that the market price of stock is influenced by many factors, only one of which is Company performance. The stock performance shown on the graph is not necessarily indicative of future price performance.

[GRAPHIC OMITTED]


Total Return Analysis
                           9/30/94       9/29/95       9/30/96       9/30/97       9/30/98

------------------------------------------------------------------------------------------------------------
The Company                  $ 100         $ 473         $ 300         $ 309         $ 93
------------------------------------------------------------------------------------------------------------
Nasdaq Health                $ 100         $ 106         $ 139         $ 139         $ 94
------------------------------------------------------------------------------------------------------------
Nasdaq Composite (US)        $ 100         $ 137         $ 161         $ 221         $ 222
------------------------------------------------------------------------------------------------------------
Source: Carl Thompson Associates www.ctaonline.com (800) 959-9677.  Data from Bloomberg Financial Markets


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following table sets forth information regarding shares of voting securities of the Company beneficially owned as of September 30, 1998 by: (I) each person known by the Company to beneficially own 5% or more of the outstanding voting securities; (ii) by each director, (iii) by each current executive officer and
(iv) by all current directors and executive officers as a group. As of September 30, 1998, there were 39,945,826 shares of Common Stock outstanding.


Name and Addresses of Officers,                  Amount of      Percentage of
Directors and Principal Shareholders         Common Shares  Voting Securities(1)
------------------------------------------------------------------------------
Augustine Y.  Cheung (2)(3)
10220-I Old Columbia Road                        6,673,408            16.3%
Columbia, MD 21046-1705
------------------------------------------------------------------------------
Spencer J.  Volk (2)(4)
10220-I Old Columbia Road                        1,913,717             4.7%
Columbia, MD 21046-1705
------------------------------------------------------------------------------
John Mon (2)(5)
10220-I Old Columbia Road                          769,212             1.9%
Columbia, MD 21046-1705
------------------------------------------------------------------------------
Walter B.  Herbst (2)(6)
355 North Canal Street                           1,135,586             2.8%
Chicago, IL 60606
------------------------------------------------------------------------------
Max E.  Link (2)(7)                                                      **
Tobelhofstr.  30                                    62,038
8044 Zurich
Switzerland
------------------------------------------------------------------------------
Peter Gombrich (2)(8)                               50,493               **
920 N.  Franklin Street Suite 304
Chicago, IL 60610
------------------------------------------------------------------------------
Bei-Lan Tan
Ning Yeung Terrace                               3,340,000             8.2%
78 Bonham Rd., Mid Level
Hong Kong, China
------------------------------------------------------------------------------
Executive Officers and Directors as a
group (6 individuals)                           10,604,454            26.2%
==============================================================================

* Assumes exercise of all options held by listed security holders which can be exercised within 60 days from September 30, 1998.

**       Less than 1%.

(1) Except as noted, the above table does not give effect to an aggregate of approximately 13,030,822 shares of Common Stock underlying outstanding stock options and warrants, obligations to issue shares or warrants that are contingent on future offerings. Outstanding warrants and options entitle the holders thereof to no voting rights.

(2) Director or Executive Officer. Mr. Gombrich resigned as a member of the Board of Directors of the Company on December 8, 1998.

(3) Includes 400,000 shares underlying an option exercisable commencing May 16, 1995 through May 16, 2001 at $0.35 per share as adjusted.

(4) Includes 1,000,000 shares earned by Mr. Volk pursuant to his employment agreement subsequent to the end of fiscal year 1997. Does not include an additional 400,000 shares of Common Stock that have been committed to and may be earned by Mr. Volk pursuant to his employment agreement upon the occurrence of certain events.

(5) Includes 400,000 shares of Common Stock underlying an option to Mr. Mon exercisable commencing May 16, 1996 through May 16, 2001 at $0.35 per share as adjusted and 200,000 shares of Common Stock underlying an option exercisable commencing April 1, 1997 through March 31, 2002 at $0.41 per share as adjusted.

(6) Includes 35,000 shares of Common Stock underlying options exercisable beginning June 16, 1997 and ending June 16, 2002 at a price of $.41 per share, 15,000 shares of Common Stock underlying an option exercisable commencing June 1, 1998 through August 31, 2003 at $.50 per share, and 50,000 shares of Common Stock underlying an option exercisable commencing October 1, 1998 through September 30, 2003 at $.50 per share. Includes 20,000 shares of Common Stock underlying options to HLB exercisable beginning October 31, 1997 and ending October 30, 2002 at a price of $1.00 per share and 875,198 shares of Common Stock owned by HLB. Mr. Herbst disclaims beneficial ownership of the stock option and shares of Common Stock owned by HLB.

(7) Does not include 150,000 shares of Common Stock underlying an option exercisable at $.75 per share which vest as to 50,000 shares of Common Stock on December 31 of 1998, 1999 and 2000.

(8) Includes 50,000 shares of Common Stock underlying an option exercisable commencing October 1, 1998 through September 30, 2003 at $.50 per share.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SMC Contract

         On May 28, 1996, the Company entered into a consulting agreement with Stearns Management Company ("SMC"). Warren C. Stearns, former Acting Chief Financial Officer and a former member of the Board of Directors, is President of SMC. Additionally, the George T. Horton Trust, which is a secured creditor of the Company, is an equity owner of SMC. Pursuant to the Agreement, SMC had an exclusive arrangement to render advisory services involving solicitation of outside capital, restructuring the Company, business plans, marketing, selection of advisory personnel, adding additional directors, and sale of stock by insiders.

         In exchange for such services, during the fiscal year 1997, SMC was paid approximately $266,666 in fees and $38,824 for reimbursement of expenses. In fiscal year 1996, the Company granted to assignees of SMC a warrant to purchase, in the aggregate, a 4.6875% interest in the equity of the Company as of the next registered public offering of Common Stock of the Company. The warrants, all of which are exercisable at $0.41 per share as adjusted, contain anti-dilution provisions and are exercisable for five years and renewable for an additional five years. Mr. Stearns was paid a per diem expense of $1,500 per day or $190 per hour and reimbursement for expenses at cost plus 20%. During fiscal year 1998, SMC was paid approximately $95,297 in fees and for reimbursement expenses, the Company and SMC have agreed that the remaining fees and reimbursement for expenses that the Company still owes to SMC is $100,000.

         Mr. Stearns resigned as the Company's Acting Chief Financial Officer in May 1998 and as a member of the Board of Directors in July 1998. The Company terminated its consulting agreement with Stearns Management Company effective July 19, 1998 and engaged the investment banking firm of Josephberg Grosz & Co., Inc. to assist in raising capital.

George T.  Horton Trust Loan

         The Company is obligated under a secured note to the George T. Horton Trust in the original principal amount of $220,000, which bears interest at 1% per month, and was payable December 15, 1997, and is secured by equipment and software for APA technology. George T. Horton Trust is an equity owner of SMC, the President of which, Warren C. Stearns, was also an officer and director of the Company until his recent resignation. As of the date of this report, the Company has paid $107,000 of the principal of this note and the note holder has converted $100,000 of principal into Common Stock of the Company. The remaining principal is $13,000 as of the date of this report. The remaining principal accrues interest at the rate of 17% per annum or may be converted into Common Stock of the Company at the rate of 200% of the loan balance.

Herbst Lazar Bell, Inc.

         The Company has retained the engineering firm of Herbst LaZar Bell, Inc., of Chicago to assist in the development of the commercial versions of its future deep focused heat systems and BPH treatment system. Walter Herbst, a director of the Company, is the founder and chief executive officer of HLB. HLB, with a team of engineers specializing in systems engineering and industrial design, will serve as the primary engineering resource for the Company. In fiscal year 1998, HLB billed the Company $561,238 for the engineering and design work it performed, HLB was paid $106,500 in cash and converted $250,000 owed to it by the Company into 833,334 shares of the Common Stock of the Company.

Townhouse Lease

         The Company leased from Augustine Cheung, Chairman of the Board, and John Mon, an officer and director, on a month to month basis a townhouse near its corporate offices in Columbia, Maryland for $900 per month, plus utilities. The housing was used for visiting executives. The lease has been terminated as of the date hereof.

Promissory Notes

         From 1987 through 1998, the Company borrowed money from related parties. The Company formalized such borrowing by executing promissory notes to the following related parties:

                  An unsecured term note dated January 26, 1987 payable to Dr. Augustine Cheung, accruing interest at the rate of twelve percent (12%) per annum, in the principal amount of $78,750 due December 31, 1998.

                  An unsecured term note dated June 30, 1994 payable to Dr. Augustine Cheung, accruing interest at the rate of ten percent (10%) per annum, in the principal amount of $42,669 due December 31, 1998.

                  An unsecured  term note dated June 23, 1998 payable to Spencer
         J. Volk, accruing interest at the rate of eight percent (8%) per annum, in the principal amount of $50,000 due September 30, 1998. Mr. Volk has extended the maturity date of the unsecured term note dated June 23, 1998 issued by the Company to him in the principal amount of $50,000.00 from September 30, 1998 to December 31, 1998. As of September 30, 1998, the outstanding principal balance of such note is $50,000 .
 .
                  A secured term note dated September 9, 1994 payable to Charles
         C. Shelton, accruing interest at the rate of ten percent (10%) per annum, in the principal amount of $50,000 payable as follows: beginning October 1, 1994 and ending December 31, 1995 - interest only; beginning January 1, 1996 and for 25 months thereafter - principal at the rate of $2,000 per month, together with the monthly payment on interest on the unpaid balance of the note until paid in full; provided, however, that such interest shall not be payable in the event that the principal amount of the note is repaid by the Company on or before September 30, 1999. The outstanding principal balance of such note as of the date of this report is approximately $50,000.

         On September 23, 1998, Dr. Cheung converted (I) the unpaid principal and accrued interest on the unsecured term note dated June 30, 1994 issued by the Company to him in the principal amount of $42,669.00 into 5,800 shares of the Common Stock at $0.30 per share and (ii) the unpaid principal and accrued interest on the unsecured term note dated January 26, 1987 issued by the Company to him in the principal amount of $78,750.00 into 254,200 shares of the Common Stock at $0.30 per share.

          On December 10, 1998, Mr. Volk converted the principal of the unsecured term note dated June 23, 1998 issued by the Company to him in the principal amount of $50,000 into 200,000 shares of Common Stock of the Company, a warrant to purchase 100,000 shares of the Company's Comon Stock at $0.50 per shares, and a warrant to purchase 100,000 shares of the Company's Comon Stock at $1.00 per shares.

         In addition, on September 23, 1998, Mr. Volk converted $50,134 of unpaid expense reimbursements owed to him by the Company into 167,114 shares of the Common Stock at $0.30 per share.

Redemption Agreement

         On February 16, 1995, Gao Yu Wen executed a subscription agreement with the Company to purchase 20,000,000 shares of Common Stock at $0.50 per share or $10,000,000. The price was paid by paying $2,000,000 cash and property, and transferring to the Company 9.5% of the outstanding equity of Aestar Fine Chemical Company ("Aestar"). On June 6, 1996 the Company and Gao entered into a Redemption Agreement wherein the Company renounced any interest in Aestar and
Gao agreed that upon delivery by the Company of $2,200,000 to Gao, he would return the 20,000,000 shares of the Company. The promise to pay $2,200,000 by November 30, 1996, was secured by all 20,000,000 shares. On October 23, 1996, the Company and Mr. Gao executed an Amendment by which the terms of the Redemption Agreement were modified. Under the terms of the First Amendment, Mr. Gao agreed to immediately convey to the Company certificates representing 16 million shares of Common Stock. The $2,200,000 payment was reduced to $2,160,000 and the timing was extended until December 31, 1996, with an additional three months period at a penalty of 3/4% per month. On October 23, 1996, Mr. Gao conveyed the 16 million shares to the Company. Such shares were subsequently canceled. The Company had the right and might have had the obligation to repurchase the remaining 4,000,000 shares of the Company for $2,160,000 on or before November 30, 1997.

         In a related transaction, on April 26, 1995, the Company entered into an Investment Agreement with Gao whereby the Company transferred $700,000 to Gao to invest as agent of the Company at the rate of no less than 17% per annum. Gao repaid $190,000 by September 30, 1996. The remaining amount has been forgiven as part of the Rescission Agreement.

Rescission of Ardex Acquisition

         On or about March 31, 1995, the Company invested $400,000 in Ardex Equipment, LLC ("Ardex"), and paid $50,000 to Charles C. Shelton and Joseph Colino, who were then directors of the Company, in exchange for a 19.25% interest in Ardex. In 1996, the Company received $50,000 distribution from Ardex. On August 2, 1996, the Company and Ardex entered into a Letter of Intent rescinding the Company's investment in Ardex (the "Rescission"). Pursuant to the Rescission, the Company was to receive a 5-year negotiable promissory note for $350,000 bearing interest at 8% per annum. Interest only was to be paid until the principal became due. Principal was due upon the first of the following events to occur: (I) completion of public or private offerings by Ardex in the aggregate of $1,500,000 or more; (ii) 90 days following the year end in which sales have been or exceed $3,000,000; (iii) Ardex having a cash balance of $800,000 or more from operations; or (iv) five years from the date of the note. The note was to be secured by a limited guarantee of Charles C. Shelton, Joseph Colino and John Kohlman only to the extent of their interest in Ardex and their options in the Company. In addition, Mr. Shelton was to execute a promissory note for $15,000; Mr. Colino was to execute a note for $22,500; and Mr. Kohlman was to execute a note for $12,000. These notes were to be secured by the same security as the Ardex note. Under the terms of the Rescission, all of the previously mentioned notes and ancillary documents were to have been executed on or before August 31, 1996, but none have been delivered to the Company as of the date hereof. The Company is no longer continuing with its efforts to obtain the documents contemplated by the Rescission.

         On September 30, 1998, the Company and Mr. Charles Shelton entered into a settlement agreement pursuant to which Mr. Shelton waived his alleged option to purchase 420,000 share of the Common Stock of the Company and his alleged right to receive approximately $110,000 from the Company in exchange for 50,000 shares of Common Stock of the Company.


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

         Independent Auditors' Report                                  F-1

         Balance Sheet                                                 F-2

         Statements of Operations                                      F-4

         Statements of Changes in Stockholders' Equity                 F-5

         Statements of Cash Flows                                      F-6

         Notes to Financial Statements                                 F-8

                               CELSION CORPORATION

                               REPORT ON AUDITS OF
                              FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                        SEPTEMBER 30, 1998, 1997 AND 1996

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Celsion Corporation
Columbia, Maryland


                We have audited the accompanying balance sheets of Celsion Corporation as of September 30, 1998 and 1997, and the related statements of operations, changes in stockholders' deficit, and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celsion Corporation as of September 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.

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


Stegman & Co.


Baltimore, Maryland
November 18, 1998

                               CELSION CORPORATION

                                 BALANCE SHEETS
                           SEPTEMBER 30, 1998 AND 1997

                                     ASSETS

                                                               1998       1997
                                                            --------    --------
CURRENT ASSETS:
  Cash                                                      $ 54,920    $267,353
  Accounts receivable                                          1,812       5,891
  Inventories                                                 42,059     329,741
  Prepaid expenses                                            76,944       8,207
  Other current assets                                          --        26,755
                                                            --------    --------

         Total current assets                                175,735     637,947
                                                            --------    --------




PROPERTY AND EQUIPMENT - at cost:
  Furniture and office equipment                             195,794     180,348
  Laboratory and shop equipment                               47,048      92,228
                                                            --------    --------
                                                             242,842     272,576
      Less accumulated depreciation                          212,029     213,885
                                                            --------    --------

         Net value of property and equipment                  30,813      58,691
                                                            --------    --------




OTHER ASSETS:
  Patent licenses (net of accumulated amortization
      of $ 65,760 and $53,379 in 1998 and 1997,
      respectively)                                          124,190     126,571
                                                            --------    --------

         TOTAL ASSETS                                       $330,738    $823,209
                                                            ========    ========

                            See accompanying notes.

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                            1998             1997
                                                       ------------    ------------
CURRENT LIABILITIES:
  Accounts payable - trade                             $  1,034,767    $    614,173
  Notes payable - other                                     132,778       1,481,831
  Notes payable - related parties                           146,041         221,943
  Accrued interest payable - related parties                150,020         245,784
  Accrued interest payable - other                          127,538         116,604
  Accrued compensation                                      470,220         331,715
  Accrued professional fees                                 100,000         256,301
  Other accrued liabilities                                  13,639          15,504
  Capital lease - current                                     1,083            --
                                                       ------------    ------------

         Total current liabilities                        2,176,086       3,283,855

LONG-TERM LIABILITIES:
  Capital lease - long-term                                   5,719            --
                                                       ------------    ------------

         Total liabilities                                2,181,805       3,283,855
                                                       ------------    ------------

STOCKHOLDERS' DEFICIT:
  Capital stock - $.01 par value; 51,000,000 shares
   authorized,  39,945,826 and 29,095,333 issued and
   outstanding for 1998 and 1997, respectively              399,458         290,953
  Additional paid-in capital                             17,213,485      12,511,923
  Accumulated deficit                                   (19,464,010)    (15,263,522)
                                                       ------------    ------------

         Total stockholders' deficit                     (1,851,067)     (2,460,646)
                                                       ------------    ------------

         TOTAL LIABILITIES AND STOCKHOLDERS'
            DEFICIT                                    $    330,738    $    823,209
                                                       ============    ============

                               CELSION CORPORATION

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                             1998            1997            1996
                                         ------------    ------------    ------------
REVENUES:
   Equipment sales and parts             $    174,182    $    121,257    $    134,006
   Returns and allowances                        --              --           (60,000)
                                         ------------    ------------    ------------

        Total revenues                        174,182         121,257          74,006

COST OF SALES                                 136,500          46,734          64,406
                                         ------------    ------------    ------------

GROSS PROFIT                                   37,682          74,523           9,600
                                         ------------    ------------    ------------

OPERATING EXPENSES:
   Selling, general and administrative      2,515,822       2,283,245       1,321,361
   Research and development                 1,534,872         185,974          94,012
                                         ------------    ------------    ------------

        Total operating expenses            4,050,694       2,469,219       1,415,373
                                         ------------    ------------    ------------

LOSS FROM OPERATIONS                       (4,013,012)     (2,394,696)     (1,405,773)

LOSS ON COSMETICS DIVISION                       --              --          (471,000)

LOSS ON FUNDS HELD IN INVESTMENT
   CONTRACT                                      --           (40,000)           --

LOSS ON WRITE-OFF OF ARDEX EQUIPMENT,
   L.L.C. NOTES RECEIVABLE AND RELATED
   ACCRUED INTEREST RECEIVABLE                   --          (438,803)           --

OTHER INCOME                                   11,870           7,172          28,808

INTEREST EXPENSE                             (199,346)       (185,562)        (85,506)
                                         ------------    ------------    ------------

LOSS BEFORE INCOME TAXES                   (4,200,488)     (3,051,889)     (1,933,471)

INCOME TAXES                                     --              --              --
                                         ------------    ------------    ------------

NET LOSS                                 $ (4,200,488)   $ (3,051,889)   $ (1,933,471)
                                         ============    ============    ============

BASIC AND DILUTED NET LOSS PER
  COMMON SHARE                           $       (.12)   $       (.11)   $       (.05)
                                         ============    ============    ============

BASIC AND DILUTED WEIGHTED
  AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                       34,867,001      28,386,145      39,499,650
                                         ============    ============    ============

                            See accompanying notes.

                               CELSION CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
              FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                                                    Additional
                                            Common Stock             Paid-In
                                       Shares          Amount         Capital         Deficit          Total
                                    ------------   ------------    ------------    ------------    ------------
Balances at October 1, 1995          39,207,664    $    392,076    $ 18,014,854    $(10,278,162)   $  8,128,768

Sale of common stock                  1,299,711          12,997         406,513            --           419,510

Issuance of 698,985 shares of
  common stock as payment of
  indebtedness and expenses             698,985           6,990         134,077            --           141,067

Net loss                                   --              --              --        (1,933,471)     (1,933,471)
                                    ------------   ------------    ------------    ------------    ------------

Balances at September 30, 1996       41,206,360         412,063      18,555,444     (12,211,633)      6,755,874

Sale of common stock                  1,409,902          14,099         668,901            --           683,000

Issuance of 2,479,071 shares
  of common stock as payment
  of indebtedness and expenses        2,479,071          24,791       1,127,578            --         1,152,369

Retirement of shares                (16,000,000)       (160,000)     (7,840,000)           --        (8,000,000)

Net loss                                   --              --              --        (3,051,889)     (3,051,889)
                                    ------------   ------------    ------------    ------------    ------------

Balances at September 30, 1997       29,095,333         290,953      12,511,923     (15,263,522)     (2,460,646)

Sale of common stock                  4,315,000          43,150       1,981,850            --         2,025,000

Issuance of 6,535,493 shares of
  common stock as payment
  of indebtedness and expenses        6,535,493          65,355       2,719,712            --         2,785,067

Net loss                                   --              --              --        (4,200,488)     (4,200,488)
                                    ------------   ------------    ------------    ------------    ------------

Balance at September 30, 1998        39,945,826    $    399,458    $ 17,213,485    $(19,464,010)   $ (1,851,067)
                                    ============   ============    ============    ============    ============

                            See accompanying notes.

                               CELSION CORPORATION

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                                                1998            1997            1996
                                                           --------------  --------------  --------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $(4,200,488)   $(3,051,889)   $(1,933,471)
  Noncash items included in net loss:
    Funds held under investment contract used
      for cosmetic division expenses                               --           40,000        471,000
    Depreciation and amortization                                24,291         24,169         18,545
    Bad debt expense                                               --          120,865         51,397
    Loss on disposal of property and equipment                   45,180           --             --
    Gain on disposition of investment in Ardex
      Equipment, L.L.C                                             --             --          (17,009)
    Write-off of obsolete inventory                             287,682           --             --
Write-off of Ardex Equipment - note receivable
      and accrued interest                                         --          438,803           --
    Common stock issued for operating expenses                  796,745        297,542          9,000
  Net changes in:
    Accounts receivable                                           4,079         (2,421)       (68,631)
    Inventories                                                    --          (58,789)        45,327
    Accrued interest receivable - related parties                  --          (33,470)        (5,333)
    Prepaid expenses                                              5,430         (6,538)         6,000
    Other current assets                                         10,085           --           (1,204)
    Accounts payable and accrued interest payable               903,900        837,172         25,445
    Accrued compensation                                        168,732        145,256       (166,039)
    Accrued professional fees                                  (156,300)       179,950         74,852
    Other accrued liabilities                                    (1,865)       (85,401)        27,533
                                                           --------------  --------------  --------------

         Net cash used in operating activities               (2,112,529)    (1,154,751)    (1,462,588)
                                                           --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Rescission of investment in Ardex Equipment, L.L.C               --             --          100,000
  Purchases of patent licenses                                  (10,000)          --         (100,000)
  Purchase of property and equipment                            (21,935)        (3,807)       (10,256)
  Funds returned - investment contract                             --             --          139,000
                                                           --------------  --------------  --------------

         Net cash (used) provided by investing activities       (31,935)        (3,807)       128,744
                                                           --------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                    50,000        615,000      1,205,000
  Payment on notes payable - related parties                    (63,240)       (24,020)       (48,973)
  Payment on notes payable - other                              (79,254)       (95,000)        (2,000)
  Payment on capital lease obligation                              (475)          --             --
  Proceeds of stock issuances                                 2,025,000        683,000        419,510
                                                           --------------  --------------  --------------

         Net cash provided by financing activities            1,932,031      1,178,980      1,573,537
                                                           --------------  --------------  --------------

NET (DECREASE) INCREASE IN CASH                                (212,433)        20,422        239,693

CASH AT BEGINNING OF YEAR                                       267,353        246,931          7,238
                                                           --------------  --------------  --------------

CASH AT END OF YEAR                                         $    54,920    $   267,353    $   246,931
                                                           ==============  ==============  ==============

                              Celsion Corporation

             For the Years Ended September 30, 1998, 1997 and 1996

                                                             1998           1997         1996
                                                          -----------   ------------   ---------
Schedule of noncash investing and financing transactions:
   Acquisition and rescission of a 9.5% interest
      in the Aestar Fine Chemical Company in
      exchange for 16,000,000 shares of
      common stock                                        $      --     $ (8,000,000)  $    --
                                                          ===========   ============   =========

   Conversion of accounts payable, debt and accrued
      interest payable through issuance of common stock   $ 1,988,322   $    854,826   $ 132,067
                                                          ===========   ============   =========

   Equipment repossessed for internal use                 $      --     $     30,000   $    --
                                                          ===========   ============   =========

Acquisition of equipment:
   Cost of equipment                                      $     7,277   $       --     $    --
   Capital lease payable                                       (7,277)          --          --
                                                          -----------   ------------   ---------

   Cash down payment for equipment                        $      --     $       --     $    --
                                                          ===========   ============   =========

   Payment on notes payable:
      Decrease in notes payable                           $    16,670   $       --     $  25,223
      Offset of accounts receivable                           (16,670)          --       (25,223)
                                                          -----------   ------------   ---------

        Net cash paid                                     $      --     $       --     $    --
                                                          ===========   ============   =========

Rescission of investment in Ardex Equipment,
   L.L.C. in exchange for notes receivable                $      --     $       --     $ 400,000
                                                          ===========   ============   =========

Cash paid during the year for:
   Interest                                               $   103,470   $       --     $  45,000
                                                          ===========   ============   =========

   Income taxes                                           $      --     $       --     $    --
                                                          ===========   ============   =========

                            See accompanying notes.

                               CELSION CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996



1.    DESCRIPTION OF BUSINESS

            Celsion Corporation (the "Company") is in the business of developing thermotherapy products for medical applications.

2.    GOING CONCERN UNCERTAINTY

            The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and has used substantial amounts of working capital in its operations. Further, at September 30, 1998, current liabilities exceed current assets by $2,000,351. The continued operation of the Company is dependent upon its ability to obtain funding necessary to complete clinical trials of its products. Management continues to attempt to obtain funding through both private and public offerings. The realization of the majority of the Company's assets is dependent upon the success of these offerings.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Cash and Cash Equivalents
            -------------------------

                 The Company classifies highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

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

           Revenue Recognition
           -------------------

                Revenue is recognized when systems, products or components are shipped and when consulting services are rendered. Deferred revenue is recorded for customer deposits received on contingent sale agreements.

           Research and Development
           ------------------------

                Research and development costs are expensed as incurred. Equipment and facilities acquired for research and development activities which have alternative future uses are capitalized and charged to expense over their estimated useful lives.

            Net Loss Per Common Share
            -------------------------

                Basic and diluted net loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. The impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding, as the effect would be antidilutive.

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

            Financial Institutions
            ----------------------

                 For  most  financial  instruments,   including  cash,  accounts
payable and accruals, management believes that the carrying amount approximates fair value, as the majority of these instruments are short-term in nature.

           New Accounting Pronouncements
           -----------------------------

                In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS No. 123), which was effective for the Company's year ended September 30, 1997. SFAS No. 123 allows companies either to continue to account for stock-based employee compensation plans under existing accounting standards or to adopt a fair value based method of accounting as defined in the new standard. The Company will follow the existing accounting standards for these plans, and has provided pro forma disclosure of net income and earnings per share as if the expense provisions of SFAS No. 123 had been adopted. Implementation of SFAS No. 123 did not have a material impact on results of operations or financial condition.

           In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128), which establishes new standards for computing and presenting earnings per share. SFAS No. 128 is effective for the Company's September 30, 1998 financial statements, including restatement of interim periods; earlier application was not permitted. The effect of the new standard did not have a material impact on previously reported earnings per share.

           In  June  1997,  the  Financial  Accounting  Standards  Board  issued
Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130), which establishes standards for reporting and displaying comprehensive income and its components. SFAS No. 130 requires comprehensive income and its components, as recognized under the accounting standards, to be displayed in a financial statement with the same prominence as other financial statements. The Company has adopted the standard, as required, in the fiscal year ended September 30, 1998. The Company had no items of comprehensive income for the three years ended September 30, 1998.

           Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), also issued in June 1997, establishes new standards for reporting information about operating segments in annul and interim financial statements. The standard also requires descriptive information about the way the operating segments are determined, the products and services provided by the segments, and the nature of differences between reportable segment measurements and those used for the consolidated enterprise. This standard is effective for years beginning after December 15, 1997. Adoption in interim financial statements is not required until the year after initial adoption, however, comparative prior period information is required. The Company is evaluating the standard and plans adoption as required in 1999; adoption of this disclosure requirement will not have a material impact on the Company's results of operations or financial position.

4.  ACCOUNTS RECEIVABLE

      Accounts receivable consist of the following:

                                            1998     1997
                                           ------   ------

              Trade receivables            $1,812   $4,431
              Related party receivables:
               Microfocus                    --      1,460
                                           ------   ------

                                           $1,812   $5,891
                                           ======   ======

5.  INVENTORIES

      Inventories are comprised of the following at September 30:

                                    1998       1997
                                  --------   --------
              Materials           $  5,059   $235,748

              Work-in-process         --       16,990

              Finished products     37,000     77,003
                                  --------   --------

                                  $ 42,059   $329,741
                                  ========   ========

             During the year ended September 30, 1998, management completed a thorough review of all its components inventory. Based on this review, management wrote off as obsolete a substantial portion of its inventory. This write off, totaling $287,682, is included in operating expenses for the year ended September 30, 1998.

6.  RELATED PARTY TRANSACTIONS

      Notes Payable - Related Parties
      -------------------------------

                   Notes payable to related parties as of September 30 are comprised of the following:

                                                                                    1998        1997
                                                                                  --------   --------
          Term note payable to an officer and stockholder of
           the Company, accruing interest at 10% per annum                       $   --     $ 28,650

          Term notes payable to an officer and stockholder of
           the Company, accruing interest at 12% per annum                           --       68,750

          Demand note payable to relative of an officer and
           stockholder of the Company, accruing interest at
           12% per annum                                                           36,041     36,041

          Demand note payable to related party of remainder
           of funds borrowed for discontinued project, note
           bears interest at 12% per annum                                           --       28,502

          Term notes payable to interested parties of the
           Company accruing interest at 12% per annum                              10,000     10,000

          Term note payable to an officer and stockholder of
           the Company accruing interest at 8% per annum                           50,000       --

          Term note payable to stockholder of the Company accruing  interest at
           10% per annum payable in monthly  payments of $2,000 for 25 months
           The note is secured by all accounts receivable and
           general intangibles of the Company                                      50,000     50,000
                                                                                  --------   --------
                                                                                  146,041    221,943
           Less current portion                                                   146,041    221,943
                                                                                  --------   --------

          Long-term portion - due in 1998                                         $   --     $   --
                                                                                  ========   ========

            Accrued interest payable on these notes amounted to $150,020 and $245,784 at September 30, 1998 and 1997, respectively.

            Stock Based Compensation Plan
            -----------------------------

                 As part of the Company's employment agreement with the current chief executive officer (CEO), the Company has granted to the CEO 1,900,000 shares of the Company's capital stock which vests in certain milestones throughout the term of employment. Ultimately all shares become fully vested, provided that the CEO remains with the Company through the term of the contract. The total amount charged to compensation expense for 1998 and 1997 under this plan was $699,375 and $280,000, respectively.


7.  NOTES PAYABLE - OTHER

            Notes payable - other consist of the following as of September 30:

                                                                                             1998                 1997
                                                                                          ----------           ----------
      Senior  secured  convertible  notes,   resulting  from  private  placement
        offerings in July 1996 and June 1997, accruing interest at 8% per annum.
        The notes are secured by the Company's common stock held by an executive officer. The notes matured December 31,
        1997.                                                                          $     -                $1,169,800

      Term note with interest accruing at 24% per annum,
        compounded monthly.  The note matured April 30, 1996.                               114,778              112,031

      Term note with accrued interest payable each month
        at 12% per annum.  The note is secured by inventory
        and property.  The note matured December 18, 1997.                                   18,000              200,000
                                                                                          ----------           ----------

                                                                                           $132,778           $1,481,831
                                                                                          ==========           ==========

            Accrued interest payable on these notes amounted to $127,538 and $116,604 at September 30, 1998 and 1997, respectively.

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

11.  LOSS ON COSMETICS DIVISION

            During 1995, the Company issued 20,000,000 shares of common stock to an investor which enabled the investor to obtain a majority interest in the Company by recapitalizing the Company through this investment of $2,000,000 in cash and an $8,000,000 interest in a foreign corporation. In connection with this recapitalization, the Company agreed to the initiation of the development of a cosmetics division and to the investment of excess funds in an investment contract. During the year ended September 30, 1996, this agreement was rescission and the Company recognized a loss on the cosmetics division in the amount of $471,000. Additionally as a result of the recision agreement, the balance of the investment contract of $40,000 was written-off in the year ended September 30, 1997.

12.  INCOME TAXES

            A reconciliation of the Company's statutory tax rate to the effective rate for the years ended September 30 is as follows:

                                                  1998      1997      1996
                                                 ------    ------    ------

      Federal statutory rate                      34.0%     34.0%     34.0%
      State taxes, net of federal tax benefit      4.6        4.6      4.6
      Valuation allowance                        (38.6)     (38.6)   (38.6)
                                                 ------     ------   ------

                                                    .0%        .0%      .0%
                                                 ======     ======   ======

            As of September 30, 1998, the Company had net operating loss carryforwards of approximately $18,000,000 for federal income tax purposes that are available to offset future taxable income through the year 2018.

            The components of the Company's deferred tax asset for the years ended September 30 is as follows:

                                                     1998              1997
                                                 ------------     ------------

      Net operating loss carryforwards            $6,952,000       $5,330,000
      Valuation allowance                         (6,952,000)      (5,330,000)
                                                 ------------     ------------

                                                  $    -           $    -
                                                 ============     ============

The evaluation of the realizability of such deferred tax assets in future periods is made based upon a variety of factors for generating future taxable income, such as intent and ability to sell assets and historical and projected operating performance. At this time, the Company has established a valuation reserve for all of its deferred tax assets. Such tax assets are available to be recognized and benefit future periods.

13.  COMMON STOCK

            During the year ended September 30, 1998, the Company issued 4,315,000 shares of common stock for $2,025,000, 5,274,961 shares were issued to extinguish debt, and 1,260,532 shares were issued as payment for various operating expenses.

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

14.  STOCK OPTIONS AND WARRANTS

            The Company has issued stock options to employees, directors, vendors and debt holders. Options are granted at market value at the date of the grant and are immediately exercisable.

            A summary of the Company's stock option activity and related information for the years ended September 30, 1998 and 1997 is as follows:

                                                                 1998                           1997
                                                       -------------------------     --------------------------
                                                                       Weighted                       Weighted
                                                        Common         Average        Common          Average
                                                         Stock         Exercise        Stock          Exercise
                                                        Options         Price         Options          Price
                                                       ---------      ---------      ---------       ---------
      Outstanding at beginning of year                 3,565,000        $.38         3,050,000         $.34
        Granted                                            -             .00           515,000          .61
        Exercised                                       (125,000)        .45              -             .00
        Expired/canceled                                (695,000)        .25              -             .00
                                                       ---------                     ---------

      Outstanding at end of year                       2,745,000        $.41         3,565,000         $.38
                                                       =========      =========      =========       =========

           Additionally, the Company has issued warrants to purchase the Company's stock as follows:

                                                                 1998                           1997
                                                       -------------------------      ------------------------
                                                                       Weighted                       Weighted
                                                        Common         Average         Common         Average
                                                         Stock          Exercise        Stock         Exercise
                                                        Warrants        Price          Warrants        Price
                                                       ---------      ---------       ---------      ---------
      Outstanding at beginning of year                 3,276,818        $.35          2,218,035        $.29
        Issued                                         4,582,165         .52          1,058,783         .48
                                                       ---------                     ---------

      Outstanding at end of year                       7,858,983        $.45         3,276,818        $.35
                                                       =========      =========      =========      =========

           The following summarizes information about options and warrants at September 30, 1998:

                                                                                               Options/
                                                Options/Warrants Outstanding             Warrants Exercisable
                                    -------------------------------------------------   ----------------------------
                                                   Weighted Average      Weighted                      Weighted
                  Range of                            Remaining           Average                       Average
              Exercise Prices         Number       Contractual Life    Exercise Price    Number      Exercise Price
              ---------------         ------       ----------------    --------------    ------      --------------

               $0.22 - $3.00        10,603,982        3.77 years           $.44         7,060,731         $.41

           The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), but applies Accounting Principles Board Opinion No. 25 and related interpretations. No compensation expense related to the granting of stock options was recorded during the three years ended September 30, 1998. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998 and 1997: risk-free interest rate of 5.75% and 6.5% for 1998 and 1997, respectively; expected volatility of 50%; expected option life of 3 to 5 years from vesting and an expected dividend yield of 0.0%. If the Company had elected to recognize cost based on the fair value at the grant dates consistent with the method of prescribed by SFAS No. 123, net loss and loss per share would have been changed to the pro forma amounts as follows:

                                              1998         1997         1996
                                          ------------ ------------ ------------

      Net loss                            $(5,272,699) $(3,476,159) $(2,708,362)
      Net loss per common share - basic       (.12)        (.12)        (.07)

15.  COMMITMENTS AND CONTINGENCIES

           Potential Liability and Insurance
           ---------------------------------

                In the normal course of business, the Company may be subject to warranty and product liability claims on its hyperthermia equipment. Currently, the Company does not have a product liability insurance policy in effect although management does anticipate obtaining such coverage when adequate financial resources are available. The assertion of any product liability claim against the Company, therefore, may have an adverse effect on its financial condition. As of September 30, 1998, no product, warranty claims or other liabilities against the Company have been asserted.

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

16.  OTHER BUSINESS VENTURES - TERMINATION OF PURCHASE OPTION

           On April 26, 1995, the Company entered into an agreement to purchase a 50% interest in the United Aerosol and Home Products Company, LTD ("Unisol"), located in Zhongshan, China. Unisol is a specialty chemical and fine chemical aerosol packaging and bottle/can filling business. The purchase price was to be 20% of the appraised value of Unisol equipment, payable in the Company's common stock at the close of business on April 26, 1996. This agreement was terminated during the year ended September 30, 1997.

17.  LEASE OBLIGATIONS

           During the year ended September 30, 1997, the Company has entered into a 3-year lease for their facilities in Columbia, Maryland. Future minimum lease obligations are as follows:

                 1999                                              $ 69,131
                 2000                                                55,877
                                                                   ---------
                                                                   $125,008
                                                                   =========

            Total amounts charged to rent expense for 1998, 1997 and 1996 were $75,018, $64,594 and $55,982, respectively.

(a)(2) No schedules are provided because of the absence of conditions under which they are required.

(b)      Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the fourth quarter of its fiscal year ended September 30, 1998.

(c)      Exhibits.

The following documents are included as exhibits to this report:

       Exhibit    Description
       Number     -----------
       ------
--------------------------------------------------------------------------------
         3.1      Articles of  Incorporation  of the Company as filed on May 19,
                  1982 with the State of Maryland  Department of Assignments and
                  Taxation,  incorporated herein by reference to the exhibits to the Company's  Registration Statement on Form S-1, as amended, originally  filed with the Securities and Exchange  Commission on October 17, 1984, Registration No. 2- 93826-W.
--------------------------------------------------------------------------------
         3.1.1    Articles  of  Amendment  and  Restatement  to the  Articles of
                  Incorporation  of the  Company as filed on June 21,  1984 with the State of Maryland  Department of Assignments and Taxation,
                  incorporated  herein  by  reference  to  Exhibit  3.1.1 to the
                  Annual  Report on Form 10-K of the  Company for the year ended
                  September 30, 1996.
--------------------------------------------------------------------------------
         3.1.2    Articles of Amendment to the Articles of  Incorporation of the
                  Company  as filed  on  December  14,  1994  with the  State of
                  Maryland Department of Assignments and Taxation,  incorporated herein by reference to Exhibit  3.1.2 to the Annual  Report on
                  Form 10-K of the  Company  for the year  ended  September  30,
                  1996.
--------------------------------------------------------------------------------
         3.1.3    Certificate of Amendment to Certificate  of  Incorporation  as
                  filed on May 1, 1998 with the State of Maryland  Department of
                  Assignment and Taxation,  incorporated  herein by reference to
                  Exhibit  3.1 to the  Quarterly  Report  on  Form  10-Q  of the
                  Company for the quarter ended March 30, 1998.
--------------------------------------------------------------------------------
         3.2      By-laws,  incorporated  herein by  reference to Exhibit 3.2 to the Annual  Report on Form 10- K of the  Company  for the year ended September 30, 1996.
--------------------------------------------------------------------------------
         3.2.1    Amendment  to the By-laws of the Company  adopted  December 9,
                  1994, incorporated herein by reference to Exhibit 3.2.1 to the
                  Annual  Report on Form 10-K of the  Company for the year ended
                  September 30, 1996.
--------------------------------------------------------------------------------
         3.2.2    Amendment  to the  By-laws of the  Company  adopted  April 27,
                  1998,  incorporated  herein by reference to Exhibit 3.2 to the
                  Quarterly  Report on Form 10-Q of the  Company for the quarter ended March 30, 1998.
--------------------------------------------------------------------------------
         10.1     Patent License Agreement between the Company and Massachusetts
                  Institute  of  Technology  dated  June 1,  1996,  incorporated herein by reference  to Exhibit  10.1 to the Annual  Report on
                  Form 10-K of the Company for the year ended September 30, 1996
                  (Confidential Treatment Requested).
--------------------------------------------------------------------------------
         10.2     License  Agreement  between the Company and MMTC,  Inc.  dated
                  August 23, 1996,  incorporated  herein by reference to Exhibit
                  10.2 to the Annual  Report on Form 10-K of the Company for the
                  year  ended   September  30,  1996   (Confidential   Treatment
                  Requested).
--------------------------------------------------------------------------------
         10.3     Letter Agreement between the Company and H.B.C.I., Inc., dated
                  September  17,  1996,  incorporated  herein  by  reference  to
                  Exhibit 10.3 to the Annual  Report on Form 10-K of the Company
                  for the year ended September 30, 1996.
--------------------------------------------------------------------------------
         10.4     Letter Agreement between the Company and Herbst,  Lazar, Bell,
                  Inc. dated October 4, 1996,  incorporated  herein by reference to  Exhibit  10.4 to the  Annual  Report  on Form  10-K of the
                  Company for the year ended September 30, 1996.
--------------------------------------------------------------------------------
         10.5     Sponsored  Research Agreement dated March 26, 1998 between the
                  Company and Duke University*
--------------------------------------------------------------------------------
         10.6     Engagement Letter dated August 6, 1998 between the Company and
                  Josephberg Grosz & Co., Inc.*
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
         10.7     Omnibus Stock Option Plan, incorporated herein by reference to
                  Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 30, 1998.
--------------------------------------------------------------------------------
         10.8 Letter of Intent between the Company and Mr. Sun Shou Yi, representative of Mr. Gao Yu Wen, dated May 27, 1996 and Redemption Agreement between the Company and Mr. Sun Shou Yi., representative of Mr. Gao Yu Wen, dated June 6, 1996, incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1996.
--------------------------------------------------------------------------------
         10.9 Amendment among the Company, Sun Shou Yi, Ou Yang An, Gao Yu Wen, dated October 23, 1996, incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1996.
--------------------------------------------------------------------------------
         10.10 Unsecured Promissory Note, dated June 23, 1998, in the amount of $50,000 and bearing interest at the rate of eight percent, payable to Spencer J. Volk*
--------------------------------------------------------------------------------
         10.11    Form of  Series  200  Warrant  issued  to  certain  employees, directors, and consultants to Purchase Common Stock of the Company*
--------------------------------------------------------------------------------
         10.12 Form of Series 250 Warrant Issued to DunnHughes Holding, Inc. to Purchase Common Stock of the Company*
--------------------------------------------------------------------------------
         10.13 Form of Series 300 Warrant Issued to Nace Resources, Inc. and George T. Horton Trust to Purchase Common Stock of the Company*
--------------------------------------------------------------------------------
         10.14 Form of Series 400 Warrant Issued to Stearns Management Company Assignees to Purchase Common Stock of the Company*
--------------------------------------------------------------------------------
         10.15 Form of Series 500 Warrant to Purchase Common Stock of the Company pursuant to the Private Placement Memorandum of the Company dated January 6, 1997, as amended*
--------------------------------------------------------------------------------
         10.16 Form of Series 550 Warrant to Purchase Common Stock of the Company pursuant to the Private Placement Memorandum of the Company dated January 6, 1997, as amended*
--------------------------------------------------------------------------------
         10.17 Form of Series 600 Warrant Issued to Certain Employees and Directors on May 16, 1996 to Purchase Common Stock of the Company*
--------------------------------------------------------------------------------
         10.18 Form of Series 700 Warrant to Purchase Common Stock of the Company pursuant to the Private Placement Memorandum of the Company dated September 10, 1998, as amended*
--------------------------------------------------------------------------------
         10.19 Form of Registration Rights Agreement pursuant to the Private Placement Memorandum of the Company dated January 6, 1997, as amended *
--------------------------------------------------------------------------------
         10.20 Form of Registration Rights Agreement pursuant to the Private Placement Memorandum of the Company dated September 10, 1998, as amended*
--------------------------------------------------------------------------------
         21.1 Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21.1 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1996.
--------------------------------------------------------------------------------
         23.1 Consent of Stegman & Company, independent public accountants of the Company*
--------------------------------------------------------------------------------
         27.1     Financial Data Schedule*
--------------------------------------------------------------------------------
------------------

*        Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CELSION CORPORATION

January 12, 1999                             By:/s/ Spencer J. Volk
                                             -----------------------------------
                                             Spencer J. Volk
                                             President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             Signature                                     Title                              Date
             ---------                                     -----                              ----

/s/Spencer. J. Volk                                Chief Executive Officer,             January 12, 1998
--------------------------------------------
Spencer J. Volk                                    President and Director


/s/John Mon                                        General Manager, Treasurer           January 12, 1998
--------------------------------------------
John Mon                                           Director


/s/Augustine Y. Cheung                             Chairman, Director                   January 12, 1998
--------------------------------------------
Dr.  Augustine Y.  Cheung


                                                   Director                             January __, 1998
--------------------------------------------
Walter Herbst


                                                   Director                             January __, 1998
--------------------------------------------
Max Link