Form 10-Q
period 1998-12-31
CELSION CORP
filed 1999-02-12
CIK 749647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended December 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________to _________

Commission file number 000-14242

                               CELSION CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Maryland                                       52-1256615
------------------------------              ------------------------------------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization

      10220-I Old Columbia Road
          Columbia, Maryland                            21046-1705
    ------------------------------          ------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:             (410) 290-5390
                                                               -----------------

Securities registered pursuant to Section 12(b) of the Act:            None
                                                               -----------------

Securities registered pursuant to Section 12(g) of the Act:    Common Stock, par
                                                               value $.01 per
                                                               share
                                                               -----------------
                                                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of December 31, 1998, the Registrant had outstanding 41,514,467 shares of Common Stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                               CELSION CORPORATION
                                 BALANCE SHEETS
                    December 31, 1998 and September 30, 1998

                                     ASSETS

                                                          12/31/1998   9/30/1998
Current assets:                                           ----------   ---------

 Cash and cash equivalents                                 $100,114     $ 54,920

 Accounts receivable                                          1,812        1,812

 Inventories                                                 42,059       42,059

 Prepaid expenses                                            45,013       76,944

 Other current asset                                           --           --

       Total current assets                                 188,998      175,735
                                                           --------     --------
 Property and equipment - at cost:
 ---------------------------------

 Furniture and office equipment                             195,794      195,794

 Laboratory and shop equipment                               47,048       47,048
                                                           --------     --------
                                                            242,842      242,842

     Less accumulated depreciation                          215,253      212,029
                                                           --------     --------

         Net value of property and equipment                 27,588       30,813

Other assets:
-------------

 Patent licenses (net of accumulated amortization of
 $ 69,718 and $65,760 on 12/31/1998 and 9/30/1998,
 respectively)                                              120,232      124,190
                                                           --------     --------
          Total assets                                     $336,819     $330,738
                                                           ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               12/31/1998        9/30/1998
                                                              ------------     ------------
Current liabilities:
--------------------

   Accounts payable - trade                                   $  1,125,309     $  1,034,767

   Notes payable - other                                           109,041          132,778

   Notes payable-related parties                                         0          146,041

   Accrued interest payable - related parties                          544          150,020

   Accrued interest payable - other                                297,493          127,538

   Accrued compensation                                            522,572          470,220

   Accrued professional fees                                       100,000          100,000

   Other accrued liabilities                                        51,921           13,639

   Deferred revenues                                               114,778             --

   Capital lease - current                                           1,118            1,083
                                                              ------------     ------------
         Total current liabilities                               2,322,776        2,176,086

Long term liabilities:
----------------------

         Capital Leases- Long Term                                   5,504            5,719
                                                              ------------     ------------
         Total long-term liabilities                                 5,504             --
                                                              ------------     ------------
         Total liabilities                                       2,328,280        2.181,805
                                                              ------------     ------------

Stockholders' deficit:
----------------------

   Capital stock - $.01 par value; 100,000,000 shares
   authorized, 41,514,467 and 39,945,826 issued and
   outstanding for 12/31/1998 and 9/30/1998, respectively          415,145          399,458

   Additional paid-in capital                                   17,605,399       17,213,485

   Accumulated deficit                                         (20,012,005)     (19,464,010)
                                                              ------------     ------------
          Total stockholders' deficit                           (1,991,461)      (1,851,067)
                                                              ------------     ------------
          Total liabilities and shareholders' deficit
                                                              $    336,819     $    330,738
                                                              ------------     ============

See accompanying notes.

                               CELSION CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Three Months Ended December 31,


                                                1998            1997
Revenue:
--------

   Hyperthermia sales and parts                     --              --

       Total revenue                                --              --

Cost of sales                                       --              --

Gross profit (loss)                                 --              --

Operating expenses:
-------------------

Selling, general and administrative*        $    357,577    $    725,058

Research and development                         167,101         102,844
                                            ------------    ------------
Total operating expenses                         524,679         827,902
                                            ------------    ------------
(Loss) Income from operations                   (524,679)       (827,902)

Loss in investment fund                             --              --

Other(expense) income                               --             6,255

Interest expense                                 (23,314)        (35,525)
                                            ------------    ------------
(Loss) Income before income taxes               (547,993)       (857,172)

Income taxes                                        --              --

Net (loss) income                               (547,993)       (857,172)
                                            ============    ============

Net (loss)income per common share (basic)   ($     0.014)   ($     0.028)
                                            ============    ============

Weighted average shares outstanding           40,595,255      30,802,001

See accompanying notes.

                               CELSION CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                Three Months Ended December 31,

                                                               1998           1997
Cash flows from operating activities:

  Net (loss) income                                       $  (547,993)   $  (857,172)

  Noncash items included in net (loss) income:

  Loss in investment fund                                        --             --

  Depreciation and amortization                                 7,182          3,876

Bad debt expense                                                 --          (54,313)

  Net changes in:

  Accounts receivable                                            --             --

  Inventories                                                    --          (19,362)

  Prepaid expenses                                             31,931           (210)

  Accounts payable-trade                                       90,540        (37,997)

  Accrued interest payable - related parties                      233        (52,911)

  Accrued interest payable - other                             20,246        (61,984)

  Accrued compensation                                         68,346         53,150

  Accrued professional fees                                      --         (151,648)

  Other accrued liabilities and deferred revenue               22,288         41,864
                                                          -----------    -----------

      Net cash (used) provided by operating activities       (307,226)    (1,136,707)
                                                          -----------    -----------
Cash flows from investing activities:

  Purchase of property and equipment                             --           (7,400)

       Net cash provided (used) by investing activities          --           (7,400)
                                                                         -----------
Cash flows from financing activities:

  Payment on notes payable (net)                              (55,000)      (885,040)

  Payment on capital leases (net)                                (181)          --

  Proceeds of stock issuances                                 407,600      1,794,405
                                                          -----------    -----------
       Net cash provided by financing activities              352,419        909,365

       Net increase(decrease) in cash                          45,193       (234,742)

       Cash at beginning of period                             54,921        267,353
                                                          -----------    -----------
       Cash at end of the period                            $ 100,114      $  32,611
                                                          -----------    -----------

See accompanying notes.

                               CELSION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Note 1.     Basis of Presentation

         The information presented for the three month periods ended December 31, 1997 and December 31, 1998 is unaudited, but includes adjustments (consisting only of normal recurring accruals) that Celsion Corporation (the "Company") management believes to be necessary for the fair presentation of results for the periods presented. The September 30, 1998 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's audited annual statements for the year ended September 30, 1998, which were included as part of the Company's Report on Form 10-K.

Note 2.     Common Stock Outstanding and Per Share Information

         For the quarters ended December 31, 1997 and 1998, per share data is based on the weighted average number of shares of Common Stock outstanding. Outstanding warrants and options which can be converted into Common Stock are not included as their effect is antidilutive.

Note 3.     Inventories

         Inventories are carried at the lower of actual cost or market, and cost is determined using the average cost method. The components of inventories on 12/31/1998 and 9/30/1998 are as follows:



                                        12/31/1998               9/30/1998
Materials                               $5,059                   $5,059
Work - in - process                     -                        -
Finished products                       37,000                   37,000
                                        -------                  -------
                                        $42,059                  $42,059
                                        =======                  =======

Item 2 -     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

         The statements in this report that relate to future plans, events or performance are forward-looking statements. Actual results, events or performance may differ materially due to a variety of factors, including the factors described on the Form 10-K for the year ended September 30, 1998. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

         Celsion Corporation (the "Company") has been engaged in developing and marketing minimally invasive thermotherapy devices utilized in the treatment of cancer as well as genitourinary diseases associated with benign growth of the prostate in older males, the most common being benign prostatic hyperplasia ("BPH"). Thermotherapy (also known as hyperthermia), or heat therapy, is a historically recognized successful method of treatment. In modern thermotherapy, a controlled heat dose is targeted to treatment sites using microwave and/or other energy for therapeutic benefits. Thermotherapy is a clinically established, adjuvant modality for at least doubling tumor response to radiation therapy or chemotherapy. However, delivering the necessary heat within the body without damaging surrounding tissue has been a major impediment to the use of thermotherapy for deep seated disease. The Company has an exclusive license from the Massachusetts Institute of Technology ("MIT") for adaptive phase array ("APA") technology which the Company believes will overcome this problem. This technology, originally developed for the Strategic Defense Initiative (Star
Wars) plans of the Department of Defense, applies adaptive phased arrays of microwave energy in conjunction with traditional radiation or chemotherapy for the deep heating of breast, prostate and other deep seated cancers.

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

Results of Operations

Three Months Ended December 31, 1997 and 1998

         The Company is concentrating on the development of the new technologies it recently acquired to significantly expand the capabilities and market for its products and has ceased active sales of its current equipment. The Company therefore did not receive any revenue in the three months ended December 31, 1997 and 1998. With the focus on the development and marketing of the new thermotherapy systems utilizing the patented technologies, the Company anticipates that most of its future revenue will be generated by treatments administered utilizing its thermotherapy systems and the sales of disposable kits. Revenue from the new technologies is not expected until the new technologies are developed and approved for sale by governmental regulatory agencies.

         Given the lack of sales and sales efforts in the quarter ended December 31, 1997 and 1998, there were no cost of sales in the quarters.

         Research and development expense increased to $167,101 in the three months ended December 31, 1998 from $102,844 in the three months ended December 31, 1997 due to increased emphasis on technology enhancements. The Company expects to significantly increase its expenditures for research and development to fund the development or enhancement of products by incorporating the APA technology and the MMTC technology.

         Selling, general and administrative expenses decreased substantially to $357,577 in the three months ended December 31, 1998 from $725,058 in the three months ended December 31, 1997. The higher expenses during the quarter ending December 31, 1997 were primarily due to the increase in consulting and legal expenses, and compensation expenses, including $234,375 in compensation expense recorded for the 250,000 shares of common stock issued to Spencer Volk. The Company expects selling and marketing expense to increase substantially as it expands its advertising and promotional activities and increases its marketing and sales force, in anticipation of the commercialization of its new thermotherapy systems.

         Interest expense decreased to $23,314 in the three months ended December 31, 1998 from $35,525 in the three months ended December 31, 1997. The decrease was due to the repayment on certain notes.

         The net loss for the quarter ended December 31, 1998 was $547,993. The loss per share was $0.014. Operating losses will continue while the Company is developing its new equipment. Losses thereafter will depend upon a number of factors including the market acceptance of the new technologies.

Liquidity and Capital Resources

         Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $20,012,005 and a shareholders' deficit of $1,991,461 at December 31, 1998. The Company has funded its operations primarily through the sale of equity securities. At December 31, 1998, the Company had cash, cash equivalents and short-term investments aggregating approximately $100,114. Net cash used in the Company's operating activities was $301,226 for the three months ended December 31, 1998.

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

         The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including: the successful commercialization of the thermotherapy systems; progress in its product development efforts; the magnitude and scope of such efforts; progress with preclinical studies and clinical trials; the cost and timing of manufacturing scale- up; the development of effective sales and marketing activities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the emerging of competing technological and market developments; and the development of strategic alliances for the marketing of the Company's products. To the extent that funds generated from the Company's operations are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. The Company completed a $1 million private placement on February 3, 1999. These funds should allow the company to continue Phase I BPH clinical trials and begin Phase I clinical trials for the Company's Breast Cancer Treatment System. The Company does not have any other committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations will be materially and adversely effected.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

         The Company was named as a defendant in a lawsuit filed by Eastwell Management Services, Ltd. ("Eastwell") in the United States District Court for the District of Maryland claiming, inter alia, breach of contract. On December 19, 1998, the U.S. District Court of Maryland found in favor of Celsion. In a related decision, the U.S. District Court of Maryland also found in favor of Celsion regarding its countersuit, entering a judgement against Eastwell in the amount of $100,000. The Company intends to pursue all legal avenues available to collect the $100,000. Eastwell has filed an appeal of the case, which is now pending with the U.S.
District Court.

Item 2.     Change in Securities

         During the quarter ended December 31, 1998, the Company issued the following securities without registration under the Securities Act of 1933:

                  1. The Company issued 448,641 shares to eight persons for compensation for various services provided to the Company totaling approximately $95,600. The issuance was made to a limited number of accredited investors. The Company believes the issuance was exempt from registration under the Securities Act pursuant to Sections 3(a)(9), 4(2) or 4(6) of the Securities Act and Regulation D promulgated thereunder.

                  2. The Company issued 200,000 shares to Spencer Volk, the President of the Company upon conversion of an outstanding note in the amount of $50,000. The Company believes the issuance was exempt from registration under the Securities Act pursuant to Section 4(2) or 4(6) of the Securities Act and Regulation D promulgated thereunder.

                  3. The Company issued 920,000 shares to eight accredited investors for cash consideration totaling $230,000. The issuance was made to a limited number of accredited investors. The Company believes the issuance was exempt from registration under the Securities Act as sales to limited numbers of accredited investors pursuant to Sections 4(2) or 4(6) of the Securities Act and Regulation D promulgated thereunder.

Item 3.     Defaults upon Senior Securities

         None.

Item 4.     Submission of Matters to a Vote of Securities Holders

         None.

Item 5.     Other Information

         None.

Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits.

         11.     Computation of per share earnings.

         27.     Financial Data Schedule.

(b)     Reports on Form 8-K.

         No report on Form 8-K was filed during the period reported upon.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    DATE:     February 12, 1999                         CELSION CORPORATION
                                                              (Registrant)

                                                         By: /s/Spencer J. Volk
                                                         ----------------------
                                                             Spencer J. Volk
                                                             President


                                                         By: /s/John Mon
                                                         ----------------------
                                                             John Mon
                                                             Treasurer