Form 10-Q
period 1999-03-31
CELSION CORP
filed 1999-05-20
CIK 749647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            -----------  -----------

Commission file number 000-14242

                               CELSION CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Maryland                                    52-1256615
------------------------------              ------------------------------------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization

              10220-I Old Columbia Road
                  Columbia, Maryland                       21046-1705
         ----------------------------------------          ----------
         (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:         (410) 290-5390
                                                            --------------
Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par
                                                            -----------------
                                                            value $.01 per share
                                                            --------------------
                                                              (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of March 31, 1999, the Registrant had outstanding 45,850,136 shares of Common Stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                          Index to Financial Statements
                          -----------------------------
                                                                        Page
                                                                        ----

Balance Sheets                                                             3
         March 31, 1999 and September 30, 1998

Statements of Operations                                                   5
         Three months and six months ended
         March 31, 1999 and 1998

Statements of Cash Flows                                                   6
         Six months ended March 31, 1999 and
         1998

Notes to Financial Statements                                              7

                               CELSION CORPORATION
                                 BALANCE SHEETS
                      March 31, 1999 and September 30, 1998


                                     ASSETS

                                                          3/31/1999  9/30/1998
                                                          ---------  ---------
Current assets:

   Cash and cash equivalents                               $192,089   $ 54,920

   Accounts receivable                                        1,962      1,812

   Inventories                                               42,059     42,059

   Prepaid expenses                                          19,013     76,944

   Other current assets                                        --         --
                                                          ---------  ---------
         Total current assets                               255,123    175,735
                                                          ---------  ---------
   Property and equipment - at cost:

   Furniture and office equipment                           195,794    195,794

   Laboratory and shop equipment                             47,048     47,048
                                                          ---------  ---------
                                                            242,842    242,842

       Less accumulated depreciation                        218,359    212,029
                                                          ---------  ---------
           Net value of property and equipment               24,483     30,813
                                                          ---------  ---------
  Other assets:
  -------------

   Patent licenses (net of accumulated amortization of     $ 73,675

   and $65,760 on 3/31/1999 and 9/30/1998, respectively)    116,275    124,190
                                                          ---------  ---------
            Total assets                                   $395,881   $330,738
                                                          =========  =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              3/31/1999       9/30/1998
                                                            ------------    ------------
Current liabilities:
--------------------

   Accounts payable - trade                                 $    697,064    $  1,034,767

   Notes payable - other                                          10,000         132,778

   Notes payable-related parties                                    --           146,041

   Accrued interest payable - related parties                        545         150,020

   Accrued interest payable - other                              169,174         127,538

   Accrued compensation                                          591,957         470,220

   Accrued professional fees                                     100,000         100,000

   Other accrued liabilities                                      39,297          13,639

   Deferred revenues                                             114,778            --

   Capital lease - current                                         1,188           1,083
                                                            ------------    ------------
         Total current liabilities                             1,724,003       2,176,086
                                                            ------------    ------------
Long term liabilities:
----------------------

   Capital Leases- Long Term                                       5,073           5,719
                                                            ------------    ------------
         Total long-term liabilities                               5,073           5,719
                                                            ------------    ------------
         Total liabilities                                     1,729,076       2,181,805
                                                            ------------    ------------

Stockholders' deficit:
----------------------

   Capital stock - $.01 par value; 100,000,000 shares
   authorized, 45,850,136 and 39,945,826 issued and
   outstanding for 3/31/1999 and 9/30/1998, respectively         458,502         399,458

   Additional paid-in capital                                 18,833,209      17,213,485

   Accumulated deficit                                       (20,624,906)    (19,464,010)
                                                            ------------    ------------
          Total stockholders' deficit                         (1,333,195)     (1,851,067)
                                                            ------------    ------------
          Total liabilities and stockholders' deficit       $    395,881    $    330,738
                                                            ============    ============

                               CELSION CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                      Three Months Ended March 31          Six Months Ended March 31
                                      ---------------------------          -------------------------

                                          1999            1998               1999            1998
Revenue:
--------

Hyperthermia sales and parts          $       --      $    110,260       $       --      $    110,260

Total revenue                                 --           110,260               --           110,260

Cost of sales                                 --            45,500               --            45,500
                                      ------------    ------------       ------------    ------------
     Gross profit                             --            64,760               --            64,760
                                      ------------    ------------       ------------    ------------
Operating expenses:
-------------------

Selling, general and administrative        288,724         655,494(1)         646,301       1,341,069(1)

Research and development                   296,527         458,780            463,629         601,107
                                      ------------    ------------       ------------    ------------
Total operating expenses                   585,251       1,114,274          1,109,930       1,942,176
                                      ------------    ------------       ------------    ------------
(Loss) Income from operations             (585,251)     (1,049,514)        (1,109,930)     (1,877,416)

Other (expense) income                        --              --                 --             6,239

Interest income (expense)                  (27,650)         (7,494)           (50,964)        (43,004)
                                      ------------    ------------       ------------    ------------
(Loss) Income before income taxes         (612,901)     (1,057,008)        (1,160,894)     (1,914,181)

Income taxes                                  --              --                 --              --
                                      ------------    ------------       ------------    ------------
Net (loss) income                     $   (612,901)   $ (1,057,008)      $ (1,160,894)   $ (1,914,181)
                                      ============    ============       ============    ============
Net (loss) income per common share    $      (0.01)   $      (0.03)      $      (0.03)   $      (0.06)
                                      ============    ============       ============    ============
Weighted average shares outstanding     43,872,974      34,386,021         42,257,300      32,584,716
                                      ============    ============       ============    ============


(1) Including $234,375 in compensation expense recorded for the 250,000 shares of restricted common stock issued to Mr. Spencer Volk pursuant to the Employment Agreement between the Company and Mr. Volk.

See accompanying notes.

                               CELSION CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six Months Ended March 31
                                                           -------------------------

                                                             1999            1998
Cash flows from operating activities:

  Net (loss) income                                       $(1,160,894)   $(1,914,181)

  Noncash items included in net (loss) income:

  Depreciation and amortization                                14,246          9,947

  Net changes in:

  Accounts receivable                                            (150)       (27,241)

  Inventories                                                 (58,268)

  Prepaid expenses                                             57,931           (210)

  Other current assets                                        (18,449)

  Accounts payable-trade                                     (337,704)       209,420

  Accrued interest payable - related parties                      233       (143,205)

  Accrued interest payable - other                           (108,074)        36,639

  Accrued compensation                                        137,731         28,501

  Accrued professional fees                                   (63,204)

  Other accrued liabilities and deferred revenue                9,665          5,033
                                                          -----------    -----------
      Net cash (used) provided by operating activities     (1,387,016)    (1,935,218)
                                                          -----------    -----------
Cash flows from investing activities:

  Purchase of property and equipment                             --           26,394

 Investment in patents                                           --          (10,000)
                                                          -----------    -----------
       Net cash provided (used) by investing activities          --           16,394
                                                          -----------    -----------
Cash flows from financing activities:

  Payment on notes payable (net)                             (154,041)       (89,522)

  Payment on capital leases (net)                                (542)          --

  Proceeds of stock issuances                               1,678,768      1,853,876
                                                          -----------    -----------
       Net cash provided by financing activities            1,524,185      1,764,354
                                                          -----------    -----------
Net increase (decrease) in cash                               137,169       (154,470)

Cash at beginning of period                                    54,920        267,352
                                                          -----------    -----------
Cash at end of the period                                     192,089    $   112,882
                                                          ===========    ===========

See accompanying notes.

                               CELSION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

    The information presented for the three-month and six-month periods ended March 31, 1999 and March 31, 1998 is unaudited, but includes adjustments (consisting only of normal recurring accruals) that Celsion Corporation (the "Company") management believes to be necessary for the fair presentation of results for the periods presented. The September 30, 1998 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's audited annual statements for the year ended September 30, 1998, which were included as part of the Company's Report on Form 10-K.

Note 2.  Common Stock Outstanding and Per Share Information

    For the quarters ended March 31, 1999 and 1998, per share data is based on the weighted average number of shares of Common Stock outstanding. Outstanding warrants and options which can be converted into Common Stock are not included as their effect is antidilutive.

Note 3.  Inventories

    Inventories are carried at the lower of actual cost or market, and cost is determined using the average cost method. The components of inventories on 3/31/1999 and 9/30/1998 are as follows:


                                        3/31/1999              9/30/1998

          Materials                      $5,059                 $5,059

          Work - in - process               --                     --

          Finished products              37,000                 37,000
                                        -------                -------
                                        $42,059                $42,059
                                        =======                =======

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND RISKS

    Statements included in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, are not intended as predictions and are subject to certain risks and uncertainties. Actual results, events or performance may differ materially from estimates or projections, due to a variety of factors, including the factors described in the Company's Form 10-K for the year ended September 30, 1998 and technological regulatory, competitive and financial factors which were not anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

    Celsion Corporation (the "Company") is engaged in developing minimally invasive thermotherapy devices utilized in the treatment of cancer as well as genitourinary diseases associated with benign growth of the prostate in older males, the most common being benign prostatic hyperplasia ("BPH"). Thermotherapy (also known as hyperthermia), or heat therapy, is a historically recognized method of treatment. In modern thermotherapy, a controlled heat dose is targeted to treatment sites using microwave and/or other energy for therapeutic benefits. Thermotherapy is a clinically established, adjuvant modality for at least doubling tumor response to radiation therapy or chemotherapy. However, delivering the necessary heat within the body without damaging surrounding tissue has been a major impediment to the use of thermotherapy for deep seated disease. The Company has an exclusive license from the Massachusetts Institute of Technology ("MIT") for adaptive phase array ("APA") technology, which the Company believes will overcome this problem. This technology, originally developed for the Strategic Defense Initiative plans of the Department of Defense, applies adaptive phased arrays of microwave energy in conjunction with traditional radiation or chemotherapy for the deep heating of breast, prostate and other deep seated cancers.

    The Company will be concentrating its business on the development of two recently acquired technologies: (i) from MIT, APA targeting of microwave energy, which the Company believes will have broad cancer and other medical applications, and (ii) the patented balloon catheter technology from MMTC, Inc. ("MMTC Technology") for enhanced thermotherapy of BPH and other genitourinary tract conditions. While the balloon catheter technology is related to the Company's previous BPH thermotherapy devices, the Company believes the APA technology has the potential to serve as the core technology for a broad array of medical devices, and accordingly the Company will devote most of its resources to the exploitation of the APA technology. In January 1999, the Company received an Investigational Device Exemption ("IDE") approval from the

FDA for its breast cancer treatment system, which uses heat alone to ablate (destroy) breast tumors and viable cancer cells. Phase I of the clinical trial for the breast cancer treatment system is expected to commence in mid-1999. After the completion of the Phase I clinical trial, subject to FDA approval, the Company anticipates that Phase II clinical trials will be commenced at three or more sites at established medical treatment centers. Phase I of the BPH clinical trials has recently been completed at Montefiore Medical Center in Bronx, New York. Subject to FDA approval, the Company anticipates Phase II of the BPH clinical trial at Montefiore Medical Center and additional sites in summer 1999. All of the above research and studies are dependent on the raising of capital and there is no assurance that this will be achieved.

Results of Operations

Six Months Ended March 31, 1998 and 1999

    The Company is concentrating on the development of the new technologies it acquired to significantly expand the capabilities and market for its products and has ceased active sales of its original Microfocus 1000 and BPH hyperthermia equipment. The Company therefore received no revenue in the six months ended March 31, 1999, compared to $110,260 for the same period in the prior fiscal year. With a focus on the development and marketing of new thermotherapy systems utilizing patented technologies, the Company anticipates that most of its future revenue will be generated by treatments utilizing its new thermotherapy systems and by sales of disposable catheter kits for BPH treatment. Revenue from the new technologies is not expected until the new technologies are developed and approved for sale by governmental regulatory agencies.

    For the six months ended March 31, 1999, the Company did not incur any cost of sales due to the lack of sales in the period. For the same period in the prior fiscal year, the cost of sales for the revenue of $110,260 was $45,500.

    Research and development expense decreased to $463,628 in the six months ended March 31, 1999 from $601,107 in the six months ended March 31, 1998. The larger expense for the same period in the prior fiscal year was primarily related to the development of the breast cancer treatment system. The Company expects to significantly increase its expenditures for research and development to fund the development and clinical studies of products incorporating the APA technology and the MMTC technology.

    Selling, general and administrative expenses decreased by 52 % to $646,301 in the six months ended March 31, 1999 from $1,341,069 in the six months ended March 31, 1998. The decrease was due to elimination of substantial outside consulting expenses and reduction in legal and other expenses, as well as the fact that the earlier period expenses included non-cash compensation expense of $234,375 reflecting the issuance of 250,000 shares of common stock to the Company's president and chief executive officer in the 1998 period.

    Net interest expense increased to $50,964 in the six months ended March 31, 1999 from $43,004 in the six months ended March 31, 1998. The increase was due to compound interest due on the deferred revenue obligation.

    The net loss for the six months ended March 31, 1999 was $1,160,894, a 39% decrease from the net loss of $1,914,181 for the comparable earlier period. The improved results were primarily due to the decrease in overhead expenses, as noted above. Management expects operating losses to continue while the Company is developing its new systems and until the marketing of new products generates significant revenues.

Liquidity and Capital Resources

    Since its inception in 1982, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $20,624,906 and a shareholders' deficit of $1,333,195 at March 31, 1999. The Company has funded its operations primarily through the sale of equity securities. At March 31, 1999, the Company had cash, cash equivalents and short-term investments aggregating approximately $192,089. Net cash used in the Company's operating activities was $1,387,016 for the six months ended March 31, 1999.

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

    The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including: the successful commercialization of the thermotherapy systems; progress in its product development efforts; the magnitude and scope of such efforts; progress with preclinical studies and clinical trials; the cost and timing of manufacturing scale-up; the development of effective sales and marketing activities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the emerging of competing technological and market developments; and the development of strategic alliances for the marketing of the Company's products. To the extent that funds generated from the Company's operations are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. The Company does not have any other committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale- back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations will be materially and adversely effected.


Year  2000 Compliance

    The Company is evaluating the potential impact of what is commonly referred to as Year 2000 or Y2K issues, concerning the inability of certain information systems to properly recognize and process dates containing the year 2000 and beyond. The Company believes that all of its current medical systems are year 2000 compliant. In addition, the Company's older medical systems, which, with one exception, are no longer under warranty and no longer being serviced by the Company, have been tested and are expected to function properly beginning
January  1,  2000,  for  two  reasons.   First,  the  older  systems'  software,
operations, and control systems are not date driven, and second, the older systems are "stand alone" systems and, therefore, are not linked to any other computer systems. The record and storage programs used by such systems are, however, date driven, and all though not required to do so, the Company is currently testing the data programs to determine the most effective method for permitting such programs to properly record treatment information after January 1, 2000.

    The Company has installed accounting software that is Y2K compliant. The Company is currently evaluating its other computerized systems. The aggregate costs to upgrade such other systems for Y2K compliance are estimated to be below $8,000.

        Finally, the Company is dependent on various vendors and subcontractors to provide parts and components. The Company has been communicating with these vendors and subcontractors but has not yet determined the Y2K readiness of these entities. However, the Company continues to monitor the Y2K progress of its vendors and customers to determine the potential impact to the Company of their Y2K readiness or lack thereof.

    Although the Company does not anticipate that Y2K will have a material impact on the Company's ability to operate at current levels, there can be no assurance that steps taken in preparation for the year 2000 will be sufficient to avoid any adverse impact on the Company.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

    The Company was named as a defendant in a lawsuit filed by Eastwell Management Services, Ltd. ("Eastwell") in the United States District Court for the District of Maryland claiming, inter alia, breach of contract. On December 19, 1998, the U.S. District Court of Maryland found in favor of Celsion. In a related decision, the U.S. District Court of Maryland also found in favor of

Celsion regarding its counterclaim, and entered a judgment against Eastwell in the amount of $100,000. The Company intends to pursue all remedies available to it to collect the $100,000 judgment. Eastwell had filed an appeal, but, on April 20, 1999, the U.S. Court of Appeals for the Fourth Circuit dismissed the appeal.

Item 2.  Change in Securities

    During the quarter ended March 31, 1999, the Company issued the following securities without registration under the Securities Act of 1933:

        1. The Company issued 277,861 shares to five persons for compensation for various services provided to the Company totaling approximately $132,264. The issuance was made to a limited number of accredited investors. The Company believes the issuance was exempt from registration under the Securities Act pursuant to Sections 3(a)(9), 4(2) or 4(6) of the Securities Act and Regulation D promulgated thereunder.

        2. The Company issued 467,808 shares to two persons, upon conversion of an outstanding debt in the amount of $233,904. The Company believes the issuance was exempt from registration under the Securities Act pursuant to
    Section 4(2) or 4(6) of the Securities Act and Regulation D promulgated thereunder.

        3. The Company issued 3,590,000 shares to thirty nine accredited investors for cash consideration totaling $905,000. The issuance was made to a limited number of accredited investors. The Company believes the issuance was exempt from registration under the Securities Act as sales to limited numbers of accredited investors pursuant to Sections 4(2) or 4(6) of the Securities Act and Regulation D promulgated thereunder.

    In  each  case,  such  shares  are  restricted   securities  and  the  stock
certificates issued in connection therewith are legended and subject to stop transfer notice placed with the Company's transfer agent.

Item 3.  Defaults upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Securities Holders

    None.

Item 5.  Other Information

    Miscellaneous

    The Company was recently contacted by a competitor expressing a concern that the Company's announced treatment technologies may infringe on patents alleged by the competitor to be applicable. The Company is reviewing with its legal counsel and with MIT and with MMTC, Inc., the originators and licensors of the Company's technologies, whether there is any basis to the competitor's position. Based on its preliminary evaluation, the Company's management does not believe there is any such basis.

    The Company has been conducting clinical trials of its breast cancer technology at Massachusetts General Hospital and of its BPH technology at Montefiore Medical Center. The Company intends to continue and expand its clinical trials, assuming sufficient financing, and additional hospital sites may be chosen and/or changed from time to time as needed.

    The Company has been granted additional rights under its BPH technology license agreement with MMTC, Inc., and now has the opportunity to include prostate cancer in treatment in its use of the patent. In addition, the Company has entered into an Option Agreement with Memorial Sloan Kettering Cancer Center for the exclusive worldwide license to a proprietary technology relating to a heat-activated biological modifier, designed to improve the effectiveness and decrease the treatment dosage for chemotherapy, heat and radiation treatment of localized cancers.

    Management

    There are presently two vacancies on the Board of Directors, and the Company has recently extended invitations to two candidates who have indicated they are willing to accept election as outside directors. Under present compensation arrangements, each employee-director receives a grant of 2,000 shares of common stock for each year served, or a pro rata portion if less than a full year. Each outside director receives an option to purchase 100,000 shares of common stock at 110% of the market price per share at the time of appointment. Such options vest in two equal installments at the end of the first and second years of service, respectively, and are valid for a three-year period. Also, each outside director will receive shares of common stock valued at $20,000, based on the market price as of September 30 in each year, for full attendance at Board of Directors meetings in each year.

    Financing

    During the quarter ended March 31, 1999, the Company commenced a private placement offering of common stock and warrants for $500,000, expandable to $1,000,000. As of May 14, 1999, the Company had received written subscription offers and payments deposited into a segregated account for a total of $1,000,000, but did not close the offering because it received further indications of interest and/or offers to subscribe from accredited investors who expressed a desire to purchase up to approximately $300,000 of additional securities. The Company is in the process of obtaining subscriber and investor consents to extend and enlarge the offering to permit receipt of funds from all interested subscribers, but cannot predict the amount of proceeds which will ultimately be received.

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits.

    11.  Computation of per share earnings.

    27.  Financial Data Schedule.

(b)     Reports on Form 8-K.

    No report on Form 8-K was filed during the quarter ended March 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    DATE:  May 20, 1999

                                       CELSION CORPORATION
                                       -------------------
                                       (Registrant)



                                       By:/s/  Spencer J. Volk
                                          --------------------------------------
                                          Spencer J. Volk
                                          President and Chief  Executive Officer


                                       By:/s/ John Mon
                                          --------------------------------------
                                          John Mon
                                          Treasurer and Chief Accounting Officer