Form 10-Q/A
period 1999-03-31
CELSION CORP
filed 1999-07-12
CIK 749647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

                               CELSION CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six Months Ended March 31
                                                           -------------------------

                                                             1999            1998
Cash flows from operating activities:

  Net (loss) income                                       $(1,160,894)   $(1,914,181)

  Noncash items included in net (loss) income:

  Depreciation and amortization                                14,246          9,947

  Net changes in:

  Accounts receivable                                            (150)       (27,241)

  Inventories                                                    --          (58,268)

  Prepaid expenses                                             57,931           (210)

  Other current assets                                           --          (18,449)

  Accounts payable-trade                                     (337,704)       209,420

  Accrued interest payable - related parties                      233       (143,205)

  Accrued interest payable - other                           (108,074)        36,639

  Accrued compensation                                        137,731         28,501

  Accrued professional fees                                      --          (63,204)

  Other accrued liabilities and deferred revenue                9,665          5,033
                                                          -----------    -----------
      Net cash (used) provided by operating activities     (1,387,016)    (1,935,218)
                                                          -----------    -----------
Cash flows from investing activities:

  Purchase of property and equipment                             --           26,394

 Investment in patents                                           --          (10,000)
                                                          -----------    -----------
       Net cash provided (used) by investing activities          --           16,394
                                                          -----------    -----------
Cash flows from financing activities:

  Payment on notes payable (net)                             (154,041)       (89,522)

  Payment on capital leases (net)                                (542)          --

  Proceeds of stock issuances                               1,678,768      1,853,876
                                                          -----------    -----------
       Net cash provided by financing activities            1,524,185      1,764,354
                                                          -----------    -----------
Net increase (decrease) in cash                               137,169       (154,470)

Cash at beginning of period                                    54,920        267,352
                                                          -----------    -----------
Cash at end of the period                                     192,089    $   112,882
                                                          ===========    ===========

See accompanying notes.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    DATE:  June 12, 1999

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