Form 10-Q
period 1999-06-30
CELSION CORP
filed 1999-08-09
CIK 749647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 1999

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from         to
                                       --------   --------
Commission file number 000-14242

                               CELSION CORPORATION
              -----------------------------------------------------
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


         As of June 30, 1999, the Registrant had outstanding 50,757,992 shares of Common Stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements


--------------------------------------------------------------------------------
                          Index to Financial Statements
--------------------------------------------------------------------------------

                                                              Page
                                                              ----
Balance Sheets                                                  3
June 30, 1999 and September 30, 1998
--------------------------------------------------------------------------------

Statements of Operations                                        5
Three months and six months ended
June 30, 1999 and 1998
--------------------------------------------------------------------------------

Statements of Cash Flows                                        6
Six months ended June 30, 1999 and 1998
--------------------------------------------------------------------------------

Notes to Financial Statements                                   7

--------------------------------------------------------------------------------

                          PART I FINANCIAL INFORMATION

                          Item 1. Financial Statements

                               CELSION CORPORATION

                                 BALANCE SHEETS

                      June 30, 1999 and September 30, 1998


                                     ASSETS


                                                6/30/1999         9/30/1998
                                               ----------         ---------

Current assets:

   Cash and cash equivalents                   $  866,661         $ 54,920

   Accounts receivable                              3,023            1,812

   Inventories                                     42,059           42,059

   Prepaid expenses                                19,680           76,944

   Other current asset                             21,594                -
                                               ----------         ---------

         Total current assets                     953,017          175,735
                                               ----------         ---------
   Property and equipment - at cost:
   ---------------------------------

   Furniture and office equipment                 195,794          195,794

   Laboratory and shop equipment                   47,982           47,048
                                               ----------         ---------

                                                  243,776          242,842

      Less accumulated depreciation               221,469          212,029
                                               ----------         ---------

         Net value of property and equipment       22,307           30,813
                                               ----------         ---------

  Other assets:
  -------------

  Patent licenses (net of amortization)           112,318          124,190
                                               ----------         ---------

         Total other assets                       112,318          124,190
                                               ----------         ---------

            Total assets                       $1,087,642         $330,738
                                               ==========         =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                            6/30/1999        9/30/1998
                                                           ------------    ------------

Current liabilities:
--------------------

   Accounts payable - trade                                $     91,943    $  1,034,767

   Notes payable-other                                           10,000         132,778

   Notes payable - related parties                                    0         146,041

   Current Portion of Capital Leases                              1,240           1,083

   Accrued interest payable - related parties                       544         150,020

   Accrued interest payable - other                             169,173         127,538

   Accrued compensation                                          89,433         470,220

   Accrued professional fees                                          0         100,000

   Other accrued liabilities                                     12,114          13,639

   Deferred revenues                                            114,778            --
                                                           ------------    ------------

         Total current liabilities                              489,225       2,176,086
                                                           ------------    ------------

Long term liabilities:
----------------------

   Long term debt                                                  --              --

         Total long-term liabilities                              4,750           5,719
                                                           ------------    ------------

         Total liabilities                                      493,975       2,181,805
                                                           ------------    ------------



Stockholders' equity:
---------------------

   Capital stock - $.01 par value; 100,000,000 shares
   authorized, 50,757,992 and 39,945,826 issued and
   outstanding for 6/30/1999 and 9/30/1998, respectively        507,580         399,458

   Additional paid-in capital                                21,138,564      17,213,485

    Accumulated deficit                                     (21,052,477)    (19,464,010)
                                                           ------------    ------------

          Total stockholders'(deficit) equity                   593,667      (1,851,067)
                                                           ------------    ------------

          Total liabilities and shareholders= equity       $  1,087,642    $    330,738
                                                           ============    ============


 See accompanying notes.

                                                       CELSION CORPORATION

                                                   STATEMENTS OF OPERATIONS
                                                          (UNAUDITED)


                                     Three Months Ended June 30,           Nine Months Ended June 30


                                              1999           1998            1999           1998

Revenue:
--------

Hyperthermia sales and parts          $       --      $       --       $      --      $    110,260

Total revenue                                 --              --              --           110,260

Cost of sales                                 --              --              --            45,500
                                      ------------      ------------    ------------  ------------

     Gross profit                             --              --              --            64,760

Operating expenses:
-------------------

Selling, general and administrative        207,168         898,224         853,470       2,239,292

Research and development                   219,976         697,060         683,604       1,298,168
                                      ------------      ------------    ------------  ------------

Total operating expenses                   427,144       1,595,284       1,537,074       3,537,460
                                      ------------      ------------    ------------  ------------

(Loss) Income from operations             (427,144)     (1,595,284)     (1,537,074)     (3,472,700)

Loss in investment fund                       --              --              --              --

Other(expense) income                         --              --              --             6,241

Interest income (expense)                     (427)        (12,362)        (51,391)        (55,367)
                                      ------------      ------------    ------------  ------------

(Loss) Income before income taxes         (427,571)     (1,607,646)     (1,588,465)     (3,521,826)

Income taxes                                  --              --              --              --

Net (loss) income                     $   (427,571)   $ (1,607,646)    $(1,588,465)   $ (3,521,826)
                                      ============    ============    ============    ============

Net (loss)income per common share     $      (0.01)   $      (0.04)    $     (0.04)   $      (0.10)
                                      ============    ============    ============    ============

Weighted average shares outstanding     46,914,625      36,609,733      43,787,113      33,952,060
                                      ============    ============    ============    ============



See accompanying notes.


                               CELSION CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                      Nine Months Ended June 30,     Nine Months Ended June 30,

                                                                            1999                           1998

Cash flows from operating activities:

  Net (loss) income                                                 ($1,588,465)                    ($3,521,826)
  Noncash items included in net (loss) income:
  Depreciation and amortization                                          21,312                          17,066
  Bad debt expense                                                         --                              --
  Net changes in:
  Accounts receivable                                                    (1,211)                        (22,239)
  Inventories                                                              --                            93,737
  Other current assets                                                  (21,594)                        (15,132)
  Prepaid expenses                                                       57,264                            (210)
  Accounts payable-trade                                               (942,825)                        658,534
  Accrued interest payable - related parties                                233                        (199,679)
  Accrued interest payable - other                                     (108,073)                         45,779
  Accrued compensation                                                 (364,793)                        107,808
  Accrued professional fees                                            (100,000)                        (44,149)
  Other accrued liabilities                                             (17,519)                          4,085
                                                                    -----------                     -----------
      Net cash (used) provided by operating activities               (3,065,671)                     (2,876,226)
Cash flows from investing activities:
  Purchase of property and equipment                                       (935)                         15,967
Funds returned - investment contract                                       --                              --
                                                                    -----------                     -----------
  Investment in patents                                                    --                           (10,000)
                                                                    -----------                     -----------
      Net cash provided (used) by investing activities                     (935)                          5,967
                                                                    -----------                     -----------
Cash flows from financing activities:
  Payment on notes (net)                                               (154,040)                        (41,804)
                                                                    -----------                     -----------
 Proceeds (Payments)- capital equipment lease                              (813)                          7,039
                                                                    -----------                     -----------
  Proceeds of stock issuances                                         4,033,200                       2,663,912
                                                                    -----------                     -----------
      Net cash provided by financing activities                       3,878,347                       2,629,147
                                                                    -----------                     -----------
Net increase(decrease) in cash                                          811,741                        (241,112)
Cash at beginning of period                                              54,920                         267,353
                                                                    -----------                     -----------
Cash at end of the period                                           $   866,661                     $    26,241
                                                                    ===========                     ===========
Schedule of noncash investing and financing transactions:
Conversion of debt and accrued interest payable, and compensation through issuance of common stock
                                                                    $ 1,040,932                     $ 1,877,308
                                                                    ===========                     ===========

See accompanying notes.

CELSION CORPORATION
NOTES TO FINANCIAL STATEMENTS

Note 1.       Basis of Presentation

  The information presented for the three-month and six-month periods ended June 30, 1999 and June 30, 1998 is unaudited, but includes adjustments (consisting only of normal recurring accruals) that the management of Celsion Corporation (the "Company") believes to be necessary for the fair presentation of results for the periods presented. The September 30, 1998 balance sheet was derived from audited financial statements. The interim financial statements should be read in conjunction with the Company's audited annual statements for the year ended September 30, 1998, which were included as part of the Company's Report on Form 10-K.

  Note 2.     Common Stock Outstanding and Per Share Information

  For the quarters ended June 30, 1999 and 1998, per share data is based on the weighted average number of shares of Common Stock outstanding. Outstanding warrants and options which can be converted into Common Stock are not included as their effect is antidilutive.

  Note 3.     Inventories

  Inventories are carried at the lower of actual cost or market, and cost is determined using the average cost method. The components of inventories on 6/30/1999 and 9/30/1998 are as follows:
  Parts held in inventory as of June 30, 1999 are held as replacements and spares for occasional repair of older systems sold in previous years


                                             6/30/1999             9/30/1998

                  Materials                   $5,059                $5,059

                  Work - in - process            --                    --

                  Finished products           37,000                37,000
                                              ------                ------

                                              $42,059               $42,059
                                              =======               =======


Item 2 -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

  Statements and terms such as "expect", "anticipate", "estimate", "plan", "believe" and words of similar import, regarding the Company's expectations as to the development and effectiveness of its technology, the potential demand for its products, and other aspects of its present and future business operations constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, the Company cannot guarantee that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, but are not limited to, those referred to in the following paragraph.

General

  Since inception, the Company has incurred substantial operating losses. The Company expects operating losses to continue and possibly increase in the near term and for the foreseeable future as it continues its product development efforts, conducts clinical trials and undertakes marketing and sales activities for new products. The Company's ability to achieve profitability is dependent upon its ability to successfully integrate new technology into its thermotherapy systems, conduct clinical trials, obtain governmental approvals, and manufacture, market and sell its new products. Major obstacles facing the Company over the last several years have included inadequate funding, a negative net worth, and the slow development of the thermotherapy market due to technical shortcomings of the thermotherapy equipment available commercially. The Company has not continued to market its older thermotherapy system, principally because of the system's inability to provide heat treatment for other than surface and sub-surface tumors.

  The operating results of the Company have fluctuated significantly in the past on an annual and a quarterly basis. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, many of which are outside the Company's control.

Results of Operations

Comparison of  Nine Months and Three Months Ended June 30, 1999
and Nine Months and Three Months Ended June 30, 1998

  There were no product sales for the nine months ended June 30, 1999, compared with sales of $110,260 for the nine months ended June 30, 1998, which represented re-orders of the Company's older equipment. Significant product revenues are not expected until development of equipment incorporating the Company's new technologies is completed and such equipment is clinically tested and receives necessary approvals from governmental regulatory agencies.

  Cost of sales for the nine months ended June 30, 1998 were $45,500 which was in line with previous periods.

  Research and development expense decreased substantially to $ 683,604 and $219,976 for the nine and three months ended June 30, 1999 respectively from $1,298,168 and $697,060 for the nine and three months ended June 30, 1998 respectively. The decrease in 1999 expenditure levels, which were intended to be comparable to those in 1998, was mainly due to a delay in beginning anticipated Phase II BPH treatment clinicals and Phase I breast cancer studies. The Company expects expenditures on research and development expenses to increase for the remainder of the fiscal year, once Phase II BPH clinical and Phase I breast cancer clinical trials begin.

  Selling, general and administrative expense decreased substantially to $853,470 and $207,168 for the nine and three months ended June 30, 1999 respectively from $2,239,292 and $898,224 for the nine and three months ended June 30, 1998 respectively. The decrease in the nine and three months period was due to the absence in the 1999 periods of the following expenses recorded in the 1998 periods: incentive stock issued to the Company's President, Spencer Volk, valued on the Company books in the amount of $700,640 for the nine months and $465,000 for the three months; consulting fees and expenses paid to Stearns Management in the amount of $195,297 for the nine months and $51,000 for the three months; legal fees in the amount of $175,000 for the nine months and $89,300 for the three months; and a write-off of approximately $112,000 of inventory for the nine months and $85,000 for the three months, stocked as replacement parts for older equipment sold in prior years by the Company, which inventory was being carried at the lower of cost or market value and which was determined to have no appreciable market value at year-end because of the absence of demand.

  Due mainly to the absence of expenditures for clinical trials for the nine and three months ending June 30, 1999 and the decrease in executive bonus, legal, and consulting fees, the loss from operations decreased by $1,933,361 and $1,179,075 respectively to $(1,588,465) and $(427,571) from $(3,521,826) and
$(1,606,646) respectively in the prior year as described in detail above.

Liquidity and Capital Resources

  Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $21,052,477 at June 30, 1999. The Company has incurred negative cash flows from operations since its inception, and has funded its operations primarily through the sale of equity securities. As of June 30,1999, the Company had cash of $ 866,661 and total current assets of $953,017 compared with current liabilities of $489,225, resulting in a working capital surplus of $593,667. As of September 30, 1998 , the Company had only $54,920 in cash and total current assets of $175,735 compared with current liabilities of $2,176,086, which resulted in a working capital deficit of $(1,851,067) at fiscal year-end. The improvement in the Company's working capital is due to receipt of gross proceeds of $2,300,000 from private placements, and the conversion of debt, accrued interest payable, and accrued compensation through the issuance of restricted shares of Common Stock in the amount of $1,040,932. The Company also received several concessions on certain accounts payable and debt previously recorded on the books of the Company. Net cash used in the Company's operating activities was $3,065,671 for the nine months ending June 30, 1999.

  The Company does not have any bank financing arrangements. As of June 30, 1999, the Company's indebtedness consisted of a promissory note payable to Lake Shu Loon in the principal amount of $10,000.

  As of March 1999, the Company had planned to raise and spend approximately $10,000,000 for calendar 1999, of which between $5 million and $6 million was to be devoted to research and development and clinical trials for the Company's breast cancer and BPH therapy products, and approximately $4 million was to be devoted to research and development in the areas of targeted drug delivery, gene therapy and prostate cancer, as well as to corporate overhead. As of July 1, 1999, the Company expects to raise and spend a total of about $6 million for all of calendar 1999, of which $4 million is being devoted to breast cancer and BPH research and clinical trials, and $2 million to new products and to corporate overhead. As is indicated by the change in estimated expenditures, the foregoing amounts are estimates based upon assumptions as to the availability of funding, the scheduling of research institution personnel, the timing of clinical trials and other factors, not all of which are fully predictable. Accordingly, estimates and timing concerning projected expenditures and programs are subject to change.

  Of the currently planned total expenditures of approximately $6 million, the Company has raised $2.3 million as of June 30, 1999, with approximately $3.7 million remaining to be raised during the remainder of calendar 1999, including in such remainder the proceeds of this offering. If the Company cannot fund its operating requirements, and particularly those associated with its obligation to conduct clinical trials under its licensing agreements, it will be in breach of its commitments under such licensing agreements and could stand to lose its license rights unless, at the time of any such breach, it could arrange for additional time, and could obtain the funding needed, to conduct such clinical trials. If, because of a failure to obtain funding or other cause, the Company were to commit a breach of its license agreements, the Company could well lose any benefit it has previously received from association with various research institutions with which it has previously worked. See "Risk Factors".

  The Company's dependence on raising additional capital will continue at least until the Company is able to begin marketing its new technologies. The Company's future capital requirements and the adequacy of its financing depend upon numerous factors, including the successful commercialization of the thermotherapy systems, progress in its product development efforts, progress with preclinical studies and clinical trials, the cost and timing of production arrangements, the development of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of its products. The Company will be required to obtain such funding through equity or debt financing, strategic alliances with corporate partners and others, or through other sources not yet identified. The Company does not have any committed sources of additional financing, and cannot guarantee that additional funding will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets.

  Note 2 of the Notes to the Company's Financial Statements describes a going concern uncertainty based on the continuation of substantial operating losses and the need for substantial amounts of working capital to fund its present and intended operations. As discussed above, the continued operation of the Company is dependent upon the Company's ability to obtain sufficient funding to complete clinical trials of its products, obtain FDA and other approvals, and conduct a successful marketing campaign.

  During the quarter ended June 30, 1999, the Company completed a private placement offering of common stock and warrants for a minimum of $500,000,and a maximum of $1,500,000. The Company closed the offering on June 15, 1999 and received gross proceeds of $1,305,000.

  On July 21, 1999, when its Common Stock had been trading a price in excess of $1.00 per share, the Company elected to call for redemption its Series 700 Warrants exercisable at a price of $0.50. The Company expects that a number of holders of the 2,000,000 outstanding Series 700 Warrants will elect to exercise their rights under such Warrants to purchase Common Stock at a price of $0.50 per share in lieu of accepting the stipulated redemption price of $0.01 per Warrant. The redemption date is August 21, 1999, and the Company is not presently able to estimate the number of shares which may be purchased and the amount of proceeds which will be received as a result of any exercise of the Warrants.

Year  2000 Compliance

  The Company is evaluating the potential impact of what is commonly referred to as Year 2000 or Y2K issues, concerning the inability of certain information systems to properly recognize and process dates containing the year 2000 and beyond. The Company believes that all of its current medical systems are year 2000 compliant. In addition, the Company's older medical systems, which, with one exception, are no longer under warranty and are no longer being serviced by the Company, have been tested and are expected to function properly beginning
January  1,  2000,  for  two  reasons.   First,  the  older  systems'  software,
operations, and control systems are not date-driven, and second, the older systems are "stand alone" systems and, therefore, are not linked to any other computer systems. Accordingly, in the Company's view, this older equipment can continue to function beyond January 1, 2000. The record and storage programs used by such systems are, however, date driven, and, although not required to do so, the Company is currently testing the record storage programs to determine the most effective method for permitting such programs to properly record treatment information after January 1, 2000.

  The Company has installed accounting software that is Y2K compliant. The Company is currently evaluating its other computerized systems. The aggregate costs to upgrade such other systems for Y2K compliance are estimated to be below $8,000. The Company plans to have all internal systems compliant by September 30, 1999 and has the necessary funds to complete the conversion.

  Finally, the Company uses various vendors and subcontractors to provide parts and components. The Company has begun a written survey of its vendors regarding their Y2K compliance, and expects to complete the survey by September 30, 1999. The Company continues to monitor the Y2K progress of its vendors to determine the potential impact on the Company of their Y2K readiness or lack thereof. In addition, the Company has multiple suppliers for most of the parts used in its APA-improved Microfocus equipment, and has been seeking alternate sources for those items now being purchased from single sources. To date, management does not anticipate that its Y2K readiness plans will result in any material costs to the Company, and the Company does not view the going concern reservation set forth in its Financial Statements as having an impact on the Company's ability to be Y2K compliant.

  Although the Company does not anticipate that Y2K will have a material impact on the Company's financial condition or its ability to operate at current levels, it cannot guarantee that the steps taken in preparation for the year 2000 will be sufficient to avoid any adverse impact on the Company.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

  None

  Item 2.      Change in Securities

  During the quarter ended June 30, 1999, the Company issued the following securities in private transactions without registration under the Securities Act of 1933:

      1. The Company issued 17,000 shares to 2 persons who exercised their warrants for an aggregate exercise price of $8,500.

      2. The Company issued an aggregate of 2,081,861 shares, upon conversion of various outstanding indebtedness in the amount of $1,040,932, owed to various third parties and to executives on account of accrued and unpaid salaries.
        3. The Company issued a total of 2,610,000 shares to accredited investors in a private placement for gross cash consideration totaling $1,305,000.

          The Company believes these transactions were exempt from registration under the Securities Act as sales to limited numbers of accredited investors pursuant to Sections 4(2) or 4(6) of the Securities Act and Regulation D promulgated thereunder.

  In each case, such shares are restricted securities and the stock certificates issued in connection therewith are legended and subject to stop transfer notice placed with the Company's transfer agent.

Item 3.       Defaults upon Senior Securities

  None.

  Item 4.     Submission of Matters to a Vote of Securities Holders

  None.

  Item 5.     Other Information

  Additional Licensing Rights

  The Company has been granted additional rights under its BPH technology license agreement with MMTC, Inc., and now has the opportunity to include testing of such BPH technology in the treatment of prostate cancer in treatment in its use of the patent. In addition, the Company has entered into an Option Agreement with Memorial Sloan Kettering Cancer Center for the exclusive worldwide license to a proprietary technology relating to a heat-activated biological modifier, designed to improve the effectiveness and decrease the treatment dosage for chemotherapy, heat and radiation treatment of localized cancers.
  Board of Directors

  On May 27, 1999 the Board of Directors, elected to add Dr. Claude Tihon and Dr. Lasalle Leffall to its Board of Directors as directors with terms expiring in 2001.

  Item 6.     Exhibits and Reports on Form 8-K

                                 (a) Exhibits.

                     11. Computation of per share earnings.

                            (b) Reports on Form 8-K.

No report on Form 8-K was filed during the quarter ended June 30, 1999.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  DATE: August 9, 1999
                                CELSION CORPORATION
                                -------------------
                                               (Registrant)



                                By:/s/Spencer J. Volk
                                   ------------------
                                   Spencer J. Volk
                                   President and Chief Executive Officer



                                By:/s/John Mon
                                   -----------
                                   John Mon
                                   Treasurer and Chief Accounting Officer