Form 10-Q/A
period 1999-06-30
CELSION CORP
filed 1999-08-09
CIK 749647

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


Research and development expense decreased substantially to $ 683,604 and $219,976 for the nine and three months ended June 30, 1999 respectively from $1,298,168 and $697,060 for the nine and three months ended June 30, 1998 respectively. The decrease in 1999 expenditure levels, which were intended to be comparable to those in 1998, was mainly due to a reduction in research and development requirements. Significant system development costs were expended in the nine months ended June 30, 1998, which will no longer be necessary in future periods. The Company expects expenditures on research and development expenses to increase for the remainder of the fiscal year, once Phase II BPH clinical and Phase I breast cancer clinical trials begin.


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