Form 10-Q/A
period 1999-06-30
CELSION CORP
filed 1999-11-03
CIK 749647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A-2

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the Quarterly Period ended June 30, 1999

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ___________to _________

Commission file number 000-14242

                               CELSION CORPORATION
              ----------------------------------------------------
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

Forward-Looking Statements

         Statements and terms such as "expect", "anticipate", "estimate", "plan","believe" and words of similar import, regarding the Company's expectations as to the development and effectiveness of its technology, the potential demand for its products, and other aspects of its present and future business operations constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, the Company cannot guarantee that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, but are not limited to, those referred to in the following paragraph.

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

         Selling, general and administrative expense decreased substantially to $853,470 and $207,168 for the nine and three months ended June 30, 1999 respectively from $2,239,292 and $898,224 for the nine and three months ended June 30, 1998 respectively. The decrease in the nine and three months period was due to the absence in the 1999 periods of the following expenses recorded in the 1998 periods: incentive stock issued to the Company's President, Spencer J. Volk, valued on the Company books in the amount of $700,640 for the nine months and $465,000 for the three months; consulting fees and expenses paid to Stearns Management in the amount of $195,297 for the nine months and $51,000 for the three months; legal fees in the amount of $175,000 for the nine months and $89,300 for the three months; and a write-off of approximately $112,000 of inventory for the nine months and $85,000 for the three months, stocked as replacement parts for older equipment sold in prior years by the Company, which inventory was being carried at the lower of cost or market value and which was determined to have no appreciable market value at year-end because of the absence of demand.

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

         As of March 1999, the Company had planned to raise and spend approximately $10,000,000 for calendar 1999, of which between $5 million and $6 million was to be devoted to research and development and clinical trials for the Company's breast cancer and BPH therapy products, and approximately $4 million was to be devoted to research and development in the areas of targeted drug delivery, gene therapy and prostate cancer, as well as to corporate overhead. As of July 1,1999, the Company expects to raise and spend a total of about $6 million for all of calendar 1999, of which $4 million is being devoted to breast cancer and BPH research and clinical trials, and $2 million to new products and to corporate overhead. As is indicated by the change in estimated expenditures, the foregoing amounts are estimates based upon assumptions as to the availability of funding, the scheduling of research institution personnel, the timing of clinical trials and other factors, not all of which are fully predictable. Accordingly, estimates and timing concerning projected expenditures and programs are subject to change.

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

         DATE:     November 3, 1999

                                         CELSION CORPORATION
                                         -------------------
                                            (Registrant)

                                         By:/s/  Spencer J. Volk
                                            ------------------------------
                                            Spencer J. Volk
                                            President and Chief  Executive
                                            Officer


                                         By: /s/ John Mon
                                             ------------------------------
                                             John Mon
                                             Treasurer and Chief Accounting
                                             Officer