Form 10-K/A
period 1998-09-30
CELSION CORP
filed 1999-12-02
CIK 749647

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

                        Commission file number 000-14242

                              CELSION CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

                 Maryland                                52-1256615
                 --------                                ----------
       State or other jurisdiction of        (I.R.S.Employer Identification No.)
       incorporation or organization

         10220-I Old Columbia Road
            Columbia, Maryland                           21046-1705
            ------------------                           ----------
       (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:           (410) 290-5390
                                                               --------------
Securities registered pursuant to Section 12(b) of the Act:   None
                                                              ----
Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                     --------------------------------------
                                 (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---
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

         Thermotherapy (also known as hyperthermia), or heat therapy, is an historically recognized successful method of treatment. In modern thermotherapy, a controlled heat dose is targeted to treatment sites using microwave and/or other energy for therapeutic benefits. Heat is a well-known treatment modality for cancer in combination with radiation and chemotherapy. In 23 worldwide independent studies on 2,234 tumors, heat plus radiation doubled the complete response rate of tumors (from 38% to 78%) compared to radiation alone. Complete response rate is defined as the total absence of a tumor for a minimum of two years. The same doubling of complete response rate occurred with heat and chemotherapy. The past technical difficulty has been delivering a controlled amount of heat to internal tumors without burning surrounding healthy tissues. The Company has an exclusive license from the Massachusetts Institute of Technology ("MIT") for adaptive phased array ("APA") technology which the Company believes will overcome this problem.

         The Company will therefore be concentrating its business on the development of two acquired technologies: (i) from MIT, APA targeting of microwave energy, which the Company believes will have broad cancer and other medical applications, and (ii) balloon catheter technology for enhanced thermotherapy of BPH and other genitourinary tract conditions. While the balloon catheter technology is related to the Company's previous BPH thermotherapy devices, the Company believes the APA technology has the potential to serve as the core technology for an array of new medical devices.

                     MIT "Adaptive Phased Array" Technology
                     --------------------------------------
                             - the Enabling Platform
                             -----------------------

         In mid 1996, the Company obtained an exclusive license to patented MIT "adaptive phased array" technologies which were originally developed for the Strategic Defense Initiative (Star Wars) plans of the Department of Defense to track targets and to nullify the energy beam from enemy jamming equipment. The APA technology allows microwave energy to be accurately targeted deep within the body, resulting in heating a well defined target area without damaging surrounding tissue. On October 24, 1997, the Company entered into a revised exclusive license agreement with MIT covering the above mentioned patents in the 1996 agreement as well as an additional patent pending technology using the APA technology for activating thermo-sensitive liposomes.

          Under the terms of the license agreement with MIT, the APA technology is available for exclusive use by the Company in conjunction with (i) breast hyperthermia, or the application of heat to breast tumors, (ii) prostate hyperthermia, or the application of heat to prostate conditions, and (iii) all other medical uses. Under a revised license agreement with MIT, the Company has also been granted similar rights to use APA technology for activating heat sensitive pharmaceutical agents, developed by others, which are targeted to specific tumor sites. There are no restrictions in the permitted uses of the product, but no other areas of commercialization for the APA technology are allowed under the license, and MIT has retained certain rights in the licensed technology for non-commercial research purposes.

          The Company intends to use the ability of APA technology to selectively heat targeted internal areas of the human body as a technological platform, both in the near term and the long term. On September 17, 1997, the Food and Drug Administration (the "FDA") granted the Company a Premarketing Approval ("PMA") for its system of deep focused heat, incorporating the APA technology, as a treatment modality for use in conjunction with radiation for the treatment of recurrent surface and subsurface tumors. This approval was obtained as a supplement to an existing approval for the Microfocus 1000, a thermotherapy device that the Company produced and marketed from 1989 through 1994, albeit without the APA technology. The Company plans to conduct clinical tests of the use of its APA-improved Microfocus equipment to treat localized tumors through heat alone and without concurrent radiation.

          Total costs for incorporating APA technology in commercially marketable Microfocus equipment for treating tumors through heat alone will depend upon (i) any further product development costs, including costs incurred for or with MIT, (ii) the final costs of the required clinical studies, and
(iii) the marketing investment required in order to gain acceptance of the new technology. Such total costs cannot be predicted at this time, and the Company will only be able to establish responsible pricing when all clinical trials are completed and when marketing and other commercialization costs and profit margin factors are finalized. In addition, the new treatment technology, when commercialized, will require new medical treatment reimbursement rates and codes, which cannot yet be applied for and which will have a bearing on the pricing of the equipment, as will competitive factors which may prevail at the time the new equipment is marketed. Notwithstanding the foregoing uncertainties, the Company believes that, while the total costs and pricing of its new equipment will be greater than for its older Microfocus 1000 units, such increase will not be severe.

          There are numerous technologies that currently exist or are being developed that can utilize the unique properties of the Company's heat delivery technology, as well as numerous other applications dependent on the heat delivery technology that should evolve over time. Several of the leading applications that have been identified include:

         (1)      Tumor Ablation-Using Heat Alone

          The Company's older Microfocus 1000 equipment, designed to be used as an adjunct to radiation therapy, is no longer being marketed by the Company. The Company's present intention is to complete the development of, and to market , an improved microwave thermotherapy product with APA technology, for the ablation (destruction) of breast tumors through the use of heat alone, rather than in conjunction with radiation and chemotherapy, thereby seeking to avoid the well-established risks and side effects of radiation and chemotherapy. However, in applications where the older Microfocus 1000 equipment continues to be used in conjunction with radiation, or where a Company microwave thermotherapy product might be used in the future to deliver treatment in addition to a separate course of radiation or chemotherapy, the established risks and side effects of radiation or chemotherapy will remain and will not be diminished by any such use of the Company's equipment.

         It has been scientifically demonstrated on numerous occasions that properly applied heat can kill cancer cells. For example, see the article entitled "Biological Effects of Heat" by Eric J. Hall and Laurie Roizin-Towle, In Cancer Research (Suppl.), Vol 44 (Oct. 1984). Our microwave equipment applies heat to specific tissue areas, and the APA technology licensed from MIT has improved the ability of our equipment to focus such heat in a controlled manner in a targeted internal location. In connection with its application to the FDA for pre-marketing approval of its APA-improved Microfocus product, the Company submitted the results of animal studies demonstrating the ability of such equipment to ablate tumors in animal tissue. The FDA granted such approval in 1997 on the basis of the study results. The Company intends to commence Phase I studies in humans for the purpose of establishing the ability of the equipment to ablate human tumors using heat alone.

          In the spring of 1998, the Company's Microfocus equipment, improved through the addition of APA technology, was used in animal studies at Massachusetts General Hospital ("MGH") and Oxford University, confirming the system's ability to focus heat deep within the body. In August, 1998, Hammersmith Hospital in London received approval from its ethics committee to conduct human trials. At MGH's Center for Imaging and Pharmaceutical Research, animal studies were conducted under the direction of Dr. Gerald Wolf. The Company's treatment system was successfully demonstrated to completely ablate tumors in animals using heat alone. In this modality, the tumor is heated to 46(degree) - 48(degree) C (114(degree) - 118(degree) F) or hot enough to kill all cancer cells in one eight minute treatment session.

          Whenever ablation is possible, the Company's system will be used without radiation or chemotherapy. The Company needs to obtain a new indication of use (that is, the ablation of breast tumors with heat alone) from the FDA for its already PMA - approved equipment. The FDA strictly regulates indications of permitted use of medical equipment, and its approvals are based upon successful safety and efficacy studies. The Company's current FDA approval for its Microfocus equipment is based upon its previous clinical testing in which microwave-generated heat was used in conjunction with radiation.

          In order to have the right to such an indication of permitted use for heat alone, the Company must perform a new clinical study which must be reviewed by the FDA before we can market and sell our Microfocus equipment with a heat alone indication of use. The Company is submitting an application for Investigational Device Exemption ("IDE") to the FDA, and Dr. Gerald Wolf of MGH will oversee coming clinical trials at MGH, at Hammersmith Hospital London, and Columbia HCA's JFK Hospital in Palm Beach.

         (2)      Radiation Plus Deep Focused Heat

          In addition to using heat alone to destroy certain tumors, the Company believes that the combination of thermotherapy (hyperthermia) and radiation can provide a significant market opportunity for the Company. Traditional radiation therapy is an expensive, multi-treatment process that is physically debilitating to the person receiving it, and has several inherent systemic limitations:

          S-phase cancer cells are resistant to radiation. (S-phase cells represent about 40 percent of the cell cycle; tumeric cells go through a 24 hour cycle of S and G phases.) The S-phase cells are highly susceptible to destruction by heat; and

          Poorly oxygenated (hypoxic) cancer cells are resistant to radiation.

Thermotherapy is known to improve the chances of killing the cancer cells, because

          S-phase   cancer  cells   missed  by   radiation   can  be  killed  by
          thermotherapy; and

          Thermotherapy increases the oxygenation of cancer cells making them more susceptible to radiation.

          As indicated above, the dual treatment modality of thermotherapy and radiation has already been shown in independent studies to double the complete response rates of sub-surface and surface cancers when used in conjunction with radiation or chemotherapy. To date, the problem with this dual treatment application has been the inability of the thermotherapy treatment to focus heat deep within the body. As stated earlier, the Company's APA technology provides a method through which this can now be accomplished. It should be noted, however, that the side effects and risks of radiation therapy will not be eliminated by the use of such additional focused heat technology.

         (3)      Chemotherapy Plus Deep Focused Heat

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


Thermotherapy  improves the  performance of  chemotherapy in each of these areas by:

          Increasing the blood flow in the vicinity of tumors in the temperature range of 41(degree) C to 43(degree) C, thereby increasing the delivery of drugs to the tumor site;

          Decreasing the blood flow within the tumor itself to the point where the tumor is easily heated and killed at temperatures above 43(degree) C (tumor vascularity is not robust and does not expand significantly when heated), compared to normal tissue for which heat is easily removed and the tissue is protected; and

          Increasing the toxicity of the chemotherapy agent at 43(degree)C, compared to the toxicity of the same agent at 37(degree) C.

          Subject to obtaining FDA and other approvals, animal trials for chemotherapy in conjunction with focused heat generated by the Company's equipment are planned for Duke University Medical Center as well as Hammersmith Hospital in London, and clinical trials are planned for Hammersmith Hospital. It should be noted, however, that the side effects and risks of chemotherapy will not be eliminated by the use of such additional focused heat technology.

         (4) Heat Sensitive Liposomes ("Thermalsomes") - Targeted and Effective Drug Delivery

          One of the initial opportunities for this patented technology relates to temperature sensitive liposomes ("Thermalsomes") that are being developed at Duke University. Thermalsomes are microscopic man-made lipid particles (organic compounds including fats, fat-like compounds and steroids) that can be engineered to encapsulate drugs, creating new pharmaceuticals with enhanced efficacy, better safety or both. Toxicity of effective drugs can be mitigated through Thermalsomes technology.

          For application to the human body, the Thermalsomes are injected into the blood stream. As the Thermalsomes circulate repeatedly within the small arteries, arterioles, and capillaries, the drug contents of the Thermalsomes are released in significantly higher levels in areas that have been heated for 30 to 60 minutes, than in areas that do not receive heat. Hence, the Thermalsome technology is made effective by the Company's focussed thermotherapy treatment modality.

          The Company has been collaborating with Duke University Medical Center ("Duke") in preliminary research on the use of heat-sensitive liposomes in conjunction with precisely focused heat. In ongoing animal research studies conducted under the Company's Sponsored Research Agreement with Duke, a drug encapsulated in heat-sensitive liposome particles is circulated through animal tissue. While animal studies are not yet completed, the Company believes, based on continuing discussions with Duke researchers, that the combination of liposome-encapsulated drug therapy with the ability of the improved Microfocus equipment to heat specific internal tissue to a predetermined temperature will permit more concentrated application of therapeutic drugs at actual tumor sites. In addition to completing the ongoing animal studies, the Company and Duke will be required to seek and obtain FDA approval for human trials before definitive benefits are established. Duke is in the process of patenting the formulation technology for its heat-sensitive liposomes, and the Company and Duke are presently exploring a revised sponsored research relationship.

          In addition to the increased efficacy, there is potential for great improvement in the life process of chemotherapy patients. Chemotherapy is essentially a poisoning of the body with toxins that attack cancerous cells more readily than normal cells. The side effects include nausea, vomiting, and exhaustion - all side effects of the body being poisoned. If the poisoning can be limited to the tumor area, and performed only once (due to the increased efficacy) as is possible with the Thermalsome related treatments, chemotherapy should cease to be the horrid, debilitating process that it is today.

         (5)      Gene Therapy - Making Tumors Susceptible to Eradication

          Another application of the APA technology relates to gene therapy. The Company has been collaborating with a researcher, Dr. Gloria Li of the Sloan-Kettering Institute for Cancer Research, who has developed heat sensitive, genetic biological modifiers which suppress a tumor's resistance to heat, radiation and chemotherapy damage. The Company has now entered into an option agreement with Sloan-Kettering under which we will have the right to acquire an exclusive license to commercialize the technology for commercial use. In applying this technology in clinical applications to management of cancer, the biological modifiers can be attached to a heat shock promoter to form a gene therapy construct. The construct can be delivered to deep seated tumors. The action of focused heat is intended to both release and trigger the action of the modifier. The gene modifier thus weakens the tumor's resistance to therapy and greatly enhances the effectiveness of any combination therapy approach using heat in conjunction with radiation or chemotherapy. Recently, a patent application has been filed by the researcher's institution, and the Company has entered into negotiation for the exclusive rights to license the technology for commercial use, although the Company cannot provide assurance that such license agreement will be consummated.

         (6)      Projected Deep Focused Heat Product Line

          The Company has current plans to produce specialized thermotherapy products, each utilizing the APA technology for specific deep seated tumors, and one BPH product utilizing the Company's microwave equipment and balloon catheter technology developed by MMTC, Inc. ("MMTC") and licensed to the Company.

          Breast cancer treatment equipment. According to the American Cancer Society, breast cancer is the most prevalent cancer in the U.S. with over 183,000 new cases diagnosed each year. The amount indicated is a three-year average of estimated national cancer case data for 1995, 1996 and 1997 published by the American Cancer Society in its bi-monthly journal, A Cancer Journal for Clinicians. Early stage breast cancer accounts for two thirds of the breast cancers in the U.S. today. This assertion is based on the statement that, of newly diagnosed cancers, two thirds were "node negative", made in the article "The Surgical Management of Primary Invasive Breast Cancer" by Dr. Michael P. Moore and Dr. David W. Kinne, in Vol. 45, No. 5 (September/October 1995) of A Cancer Journal for Clinicians.

          Early stage breast cancer is presently treated via mastectomy, the removal of the entire breast, or via lumpectomy, the removal of the tumor and surrounding tissue. In lumpectomy, the area at the edge of the removed tissue is examined for the existence of cancerous cells, and if any are found, the procedure is repeated. Full breast radiation or chemotherapy usually follows this procedure in order to destroy any cancer cells that may not have been captured by the surgical procedure or that may have been spread during the procedure.

          The Company's breast cancer treatment system is intended for use prior to lumpectomy to completely destroy the cancerous tissue through use of heat alone. Initially, radiation therapy or chemotherapy will follow the lumpectomy as is the current practice. However, the Company expects, with FDA approval of the Company's breast cancer treatment system, that, eventually, neither radiation nor chemotherapy will be required for use with the Company's system. The Company believes thermal ablation will offer a safe and thorough treatment in stand-alone mode, eliminating the necessity for radiation or chemotherapy and their debilitating side effects. This alteration in standard practice requires additional clinical trials for FDA clearance.

          The Company recently completed animal trials of its prototype clinical breast cancer treatment system at MGH. The results confirmed that the Company's new Microfocus equipment with APA technology accurately focused heat where targeted, and that it is possible to kill tumors with the Company's equipment. The Company received an Investigational Device Exemption from the FDA, enabling it to commence Phase I human clinical trials using the equipment at MGH. However, instead of conducting Phase I human clinical trials at MGH, the Company has decided to conduct such trials at two other sites, Harbor UCLA Medical Center in Los Angeles, and the Breast Center at Columbia Hospital, West Palm Beach, Florida. The Company is now in the process of finalizing arrangements and costs and payment schedules with both institutions.

          The FDA has been notified of the changes in site and in principal investigators, and the Company does not anticipate receiving any FDA objections to such change. The cost of the Phase I trials is estimated at approximately $500,000, to be paid by the Company out of funding which the Company has obtained. The Company expects that the Phase I trials will begin by the end of 1999.

          Prostate cancer treatment equipment. There are over 163,000 new cases of prostate cancer diagnosed in the United States each year. Building on its experience in BPH treatment, the Company is planning to develop prostate cancer thermotherapy equipment as the second of its APA product line. Although the Company has developed several critical components of this equipment, hospital research is not expected to begin prior to year 2000.

         Deep Seated Tumor Treatment Equipment. The Company is also considering an APA product for deep seated tumors, including liver, pancreas, colon and lung cancers, but no commitment to a development program or timetable has been made.

                  MMTC Benign Prostatic Hyperplasia Technology
                  --------------------------------------------
                                - Major Treatment
                                -----------------

         (1)      BPH Background

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

          Because BPH is an age-related disorder, its incidence increases with age. It is estimated that over 17 million U.S. males aged 50 and over experience BPH symptoms and that 26 million men in similar age categories are affected by BPH worldwide. As the population continues to age, the prevalence of BPH will continue to increase dramatically. It is generally estimated that approximately 50% of all men over 50 and 90% of men in the 70's and 80's age group will have some symptoms of BPH.

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

          Other less radical surgical procedures are available in addition to the TURP procedure. For example, Interstitial RF Therapy and Laser Therapies are procedures which employ, respectively, concentrated radio frequency waves or laser radiation to reduce prostate swelling by cauterization of tissue instead of removal of tissue with a surgical knife. However, these procedures require puncture incisions to be made in a patient in order to insert cauterizing RF or laser probes into the affected tissue, and therefore also may involve the use of a full operating facility and anaesthesia, as well as the burning of tissue by the probes. While these procedures result in less internal bleeding and damage to the urethra compared with TURP procedures, they do not completely eliminate the adverse effects and costs associated with hospital surgery, anaesthesia and post-operative tissue recovery.

         Drug therapy has emerged as an alternative to surgery in the last several years. There are several drugs available for BPH treatment, the two most widely prescribed drugs being Hytrin and Proscar. Hytrin works by relaxing certain involuntary muscles surrounding the urethra, thereby easing urinary flow, and Proscar is intended to actually shrink the enlarged gland. However, industry studies have asserted that drug therapy costs $500 to $800 per year or more, and does not offer consistent relief to a large number of BPH patients, with the best of the drugs being estimated to be only 50% as effective as the TURP procedure. Since both surgical and drug treatment alternatives involve appreciable side effects and high costs, the Company believes there is a substantial opportunity for a less invasive and lower-cost treatment option.

          Thermotherapy involving high heat treatment using microwaves is another new alternative treatment approach. In May 1996, the FDA approved a microwave-based BPH treatment device manufactured by EDAP Technomed, Inc. ("Technomed"), called Prostatron. The FDA has recently approved another similar microwave treatment device manufactured by Urologix, another thermotherapy company. However, based on information obtained by the Company at trade shows, from the manufacturers and from urologists who have considered acquiring the equipment, the relatively higher treatment temperatures used in such equipment appear to create initial swelling in the tissues surrounding the urethra for a substantial portion of the patients treated. This can result in no immediate symptomatic relief and in a need for post-treatment catheterization of the urethra in order to relieve blockage for a number of patients undergoing such treatment.

         (2)      MMTC Technology--Combination of Heat and Compression

          On August 23, 1996, the Company acquired a patented compression technology from MMTC, which has been incorporated into a device to be utilized with the catheter used in the Company's existing Microfocus BPH system. The device consists of a microwave antenna combined with a balloon dilation (similar to angioplasty) mechanism which expands to compress the walls of the urethra as the prostate is heated.

          On December 1, 1997, the Company entered into an amended License agreement with MMTC, Inc., the original licensor, to give the Company rights to two additional patents, of which one was approved November 17, 1997. These additional patents relate to an innovative approach to monitor and control intra-prostatic temperatures using a radiometer apparatus. The combination of these two patents and the one received in 1996 is expected to enhance the safety and efficacy of the Company's BPH system.

         (3)      Testing of BPH Equipment

          Based on the Company's preliminary development work and the successful use of the technology in animal research conduced at the Montefiore Medical Center under the direction of Dr. Arnold Melman, the Company believes that the combined use of balloon compression and microwave heating will provide significantly improved treatment benefits over the "heat alone" systems currently available commercially. In the animal studies, a natural "stent" or reinforced opening in the urethra of the animals tested was shown to be formed after the treatment. The opening is the result of combining heat and compression to create the stent, thus permitting immediate relief for urinary tract blockage due to prostate enlargement. Also, the system's relatively low temperature (43(degree)C to 45(degree)C) appears to be sufficient to kill prostatic cells outside the urethra, creating space for the enlargement of the urethra opening. However, the heat is not high enough to cause swelling in the urethra as is often associated with competitive treatments using higher temperatures and no compression.

          The Company's prototype clinical BPH treatment system has also been used in Phase I human clinical trials at Montefiore, also under the direction of Dr. Melman, and the Company feels that the results to date have warranted proceeding with an FDA application to conduct Phase II trials.

          It is estimated that only 20% of men with moderate to severe BPH symptoms seek medical treatment. The Company believes that this number will be greatly increased with the introduction of the Company's BPH treatment device that improves on the major drawbacks of the current treatment methods. These drawbacks include issues such as extended procedure stays, required catheterization and a worsening of conditions immediately after the procedure.

          Based on the Company's preliminary development work, and subject to further testing in Phase II trials and ultimate FDA approval, the Company believes that its new proprietary BPH device addresses each one of these drawbacks and can deliver a treatment that is performed on an outpatient basis, does not require post-treatment catheterization and delivers immediate relief that permits urination as soon as the procedure is completed.

                               Marketing Strategy
                               ------------------

         The emphasis of the Company's marketing strategy for its new products will be to create cash flow by selling disposable procedure kits and by charging a per-use fee. The Company plan calls for hospitals, clinics, Health Maintenance

Organizations ("HMOs") and pharmaceutical companies to acquire equipment at a minimal cost and to pay for utilizing such equipment, together with necessary disposable products -- on a per-use basis. The Company intends to increase the demand for its treatment products by educating patients about the benefits of its treatment via various means of media publicity, consistent with FDA regulation. The Company will pursue long-term growth along two discrete development paths:

         - It is anticipated that, in the near term - from two to four years, the Company's treatment revenues will come from an exploitation of its proprietary technology for BPH, and from its deep focused heat technology for breast cancer and deep-seated tumors. The Company intends to generate initial sales through a combination of direct marketing and development of marketing alliances. The Company has been engaged for many months in serious discussions with a national healthcare company providing HMO services, but the entity has required its identity to be kept confidential until a binding agreement is consummated. The Company has also had discussions with a number of manufacturers and distribution organizations which have expressed an interest in the products now under development. No agreements or commitments have resulted from such discussions, and no single discussion has reached a stage where disclosure is appropriate in the view of the Company's management. The Company is currently considering other offers to establish a series of value-added marketing alliances with certain manufacturers that sell directly to the nation's hospital community.

         - In the longer term - from four to six years, the Company intends to generate new revenue streams from its current development work with Duke University and Memorial Sloan Kettering in targeted drug delivery systems and gene therapy. The Company has a first option to acquire Duke University patents covering heat sensitive liposome targeted drug delivery technology. It is anticipated that treatment revenues will come from pharmaceutical manufacturers, hospitals, and clinics employing these technologies to deliver drug regimens or change genes throughout the body. Duke has commenced development of this integrated, targeted drug delivery system employing the Company's focused heat technology. To market its liposome, heat sensitive drug delivery systems, the Company is currently seeking alliances with pharmaceutical companies, major hospitals, and HMOs. The Company's intended marketing strategy will be to place its microwave equipment at minimal cost, and to share revenues from drug delivery on a per transaction basis. It is anticipated that there will also be significant revenues from both the Company's targeted drug delivery and gene therapy delivery to major drug companies.

          Assuming FDA approval, the Company plans to launch its BPH treatment system in 2000. Pending FDA approvals, the Company's focused heat breast cancer system could reach the market in 2001. Microwave liposome drug delivery treatments could reach the market as early as 2002.

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

          The material terms of the MIT license agreement provide for a grant of exclusive rights for the permitted uses under a number of U.S. patents and various U.S. and foreign pending patent applications, along with two copyrighted software programs. The grant includes the right to sublicense for end-users, and the license term expires at the earlier of 10 years after the first commercial sale of a licensed product or 12 years after the date of the license agreement, which expiration date may be extended with the consent of MIT. The agreement contains various milestone requirements and payments, provides for certain minimum sales, and may be terminated (i) by the Company at any time upon at least six months notice and payment of all amounts which may then be owed to MIT, and (ii) by MIT upon the occurrence of a breach by the Company.

          The Company has been collaborating with Duke University under 1998 sponsored research agreements covering (i) the development of heat-sensitive liposomes for delivery of drug therapy to selected tissue areas to be heated with the Company's APA-improved microwave equipment, and (ii) the development of heat-sensitive gene- based biological agents for treatment of cancer. The agreements provide for research at various fixed costs for one-year periods ending in February, 1999, can be renewed, and can be terminated by either party on 60 days notice after such renewal. Under the agreements, Duke is obligated to disclose promptly to the Company any new invention, development or discovery resulting from the subject research, and the Company is granted a cost-free option, exercisable for a period of 90 days after notification, to enter into an agreement for an exclusive, worldwide, royalty-bearing license for the new proprietary technology. The Company paid all sums invoiced by Duke for research work through February 1999 under the agreements. However, Duke and the Company have been conducting discussions for the purpose of revising the research agreements, and expect to conclude new arrangements by the beginning of August, 1999, pending which the prior research activities have been temporarily suspended.

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

                       Commercial Design and Manufacturing
                       -----------------------------------

          The Company believes it is best suited to conduct basic research and development, pursue a development idea through clinical testing and regulatory approval and market the final product. The Company intends to outsource the development of a commercial product from its development stage product and the actual manufacture of the commercial product. The Company has engaged Herbst Lazar Bell, Inc. to develop the commercial versions of its future products. See "Certain Transactions". It is intended that manufacture of future products will be contracted to manufacturers who are currently being solicited for interest and cost estimates. The Company will continue to produce their prototype products at the Company.

          The Company's existing prototype BPH treatment devices were designed and manufactured by the Company. The Company does not use raw materials in its business. The Company produces its prototypes from a number of components, which it either builds itself or purchases from various suppliers. Items such as power supplies, thermocouple sensors, microprocessors and other circuit board components are generally available from a number of competitive suppliers.
Certain specialized microwave and thermometry components and applicator materials, and the catheter unit used for the Company's BPH equipment, are now purchased only from single or limited source suppliers because of the small quantities involved, but such supply sources could be duplicated or replaced if necessary. While the Company has not experienced any significant difficulties in obtaining such components, the loss of an important current supplier could require the Company to obtain a replacement supplier, which might result in delays and additional expense in the production of equipment. In the future, and assuming that the Company's need for components will increase, the Company will seek to develop multiple source suppliers.

                                   Competition
                                   -----------

         (1)      Thermotherapy For Cancer

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

         (2)      Product Service, Warranty and Training

          Service in the thermotherapy business includes maintenance of the thermotherapy machines to minimize downtime as well as training for personnel who will utilize the machines to render treatment to patients. The Company has warranty and service policies which are competitive within the industry. The Company's warranty for the Microfocus 1000 is for a period of 12 months and the Company offers a service policy following expiration of the warranty. The Company no longer markets the Microfocus 1000, and its warranty obligations on virtually all Microfocus 1000 machines previously sold have expired. On the Company's new products, it plans to offer warranties substantially similar to the warranties and service policies offered by competitors. The Company has provided, and will in the future, three to four days of training for the personnel who will be operating each machine that the Company places at a treatment center. The Company also has provided, and will provide in the future training programs at its facility in Maryland for doctors who desire to receive training on the Company's products. Both training courses are helpful in marketing the Company's products, because users who become familiar with one machine have a reluctance to switch to another machine which would require additional training. For this reason, the Company will seek to increase the frequency of its training sessions given at its facility in Maryland.

         (3)      Thermotherapy For Prostatic Diseases

          The Company believes there are as many as 10 companies in the USA and as many as 15 companies worldwide that are planning to enter or already active in the prostatic device market marketplace.

          In 1996, the FDA for the first time approved a microwave-based BPH treatment device manufactured by Technomed, called "Prostatron." In addition,

Urologix and Dornier recently received FDA approval on their BPH systems. These approvals should enhance market acceptance of microwave BPH treatment systems both in the United States and abroad but gives Technomed a competitive advantage of being first to the market in the United States. The Company's new BPH system has not been approved by the FDA for sale in the United States. The Company has obtained an IDE approval from the FDA for clinical trials at the Montefiore Medical Center.

          Large companies such as Dornier, Olympus, and Technomed are expected to spend large amounts of resources for marketing and development of BPH products. In addition to the above companies, the following are companies offering BPH thermotherapy systems in the worldwide marketplace: BSD, Direx Medical, Technomatix (Primus), Lund Science, Quantum, GENEMED, Bruker, and Meditherm. There are several other companies which have not yet brought their products to the international marketplace. Presently, Technomed is considered the market leader with its Prostatron system. The Prostatron unit is a high cost system which sells for approximately U.S. $300,000. Other companies are marketing their systems in the range of US $100,000 to $300,000. To date, it is believed there are over 600 installed BPH Systems worldwide of which Technomed and Direx have the largest share of approximately 30% combined. There are approximately 75 of the Company's older Microfocus BPH Systems installed worldwide.


                              Government Regulation
                              ---------------------

         (1)      United States Regulation

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

         (2)      Foreign Regulation

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


          Name                                         Term Expires
          -----                                        ------------
          Spencer J.  Volk                             2001

          Augustine Y.  Cheung                         2001

          Warren C.  Stearns*                          1999

          Walter B.  Herbst                            2000

          Mel D.  Soule*                               2000

          Name                                    Term Expires
          ----                                    ------------
          Max E.  Link                            2001

     `    John Mon                                1999

* Messrs. Stearns and Soule resigned from the Board of Directors of the Company in July 1998. Listed below is the vote count related to the other matters approved at the meeting:


                         Proposition                                  For               Against           Abstain
                         -----------                                  ---               -------           -------
To approve an amendment to the Company's by-laws                      28,531,934        171,083           142,050
adopting a staggered board of directors.
To ratify the appointment of Stegman & Company as                     32,186,822          5,425           152,768
auditors to examine the Company's  accounts for the fiscal
year ending September
30, 1998.
To amend the Company's Articles of Incorporation to                   31,672,167        466,873           205,975
increase the number of authorized shares to 100,000,000
shares.
To amend the Company's Articles of Incorporation to                   32,016,210        112,147           216,658
change the Company's name to Celsion Corporation or
variations thereof approved by the Directors.
To approve an omnibus stock option plan.                              27,626,867        357,943           418,451

                                     PART II
                                     -------

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS


          The Company's Common Stock is traded on the over-the-counter market. Prices for the Company's shares are quoted in the Electronic Bulletin Board operated by NASDAQ. The quotations set forth below reflect inter-dealer prices, do not include retail markups, markdowns or commissions, and may not necessarily represent actual transactions. There were approximately 1,298 holders of record of the Common Stock as of December 8, 1998. The Company has never paid cash dividends on its stock and does not expect to pay any cash dividends in the foreseeable future.


                                                                  September 30
                                                                  ------------

                    Period                              1997                         1998
                    ------                              ----                         ----
                                                 High            Low          High           Low
                                                 ----            ---          ----           ---
1st Quarter (Oct.1 to Dec. 31)                   $1.13          $0.69        $1.13         $0.75

2nd Quarter (Jan. 1 to March 31)                  0.81           0.56         1.03          0.69

3rd Quarter (April 1 to June 30)                  0.94           0.48         0.90          0.36

4th Quarter (July 1 to Sept.  30)                 1.31           0.63         0.52          0.21

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



                                                    1994            1995             1996            1997             1998
                                                    ----            ----             ----            ----             ----
Statement of Operations Data:
Revenues:
Product Sales (Net)                           $1,025,651        $157,618          $74,006        $121,257         $174,182
 Research and development contracts               60,742               0                0               0                0
 Total revenues                               $1,086,393        $157,618          $74,006        $121,257         $174,182
 Cost of product sales                           494,946          67,350           64,406          46,734          136,500
 Gross profit on product sales                   591,447          90,268            9,600          74,523           37,682
 Other costs and expenses:
 Research and development                        202,569          18,546           94,012         185,974        1,534,872
 Selling, general and administrative             704,295       1,386,854        1,321,361       2,283,245        2,515,822
  Total operating expenses                       906,864       1,405,400        1,415,373       2,469,219        4,050,694
 Profit(Loss) from operations                   (315,417)     (1,315,132)      (1,405,773)     (2,394,696)      (4,013,012)
 Other income (expense)                          170,997           8,620         (442,192)       (471,631) (2)      11,870
                                                                                       (1)
 Interest income (expense)                      (184,700)        (90,805)         (85,506)       (185,562)        (199,346)
 Extraordinary Item - Gain on forgiveness
 of debt                                         591,728
 Net income (loss)                               390,880      (1,397,317)      (1,933,471)     (3,051,889)      (4,200,488)
 Net Income (loss) per share                        $.02           ($.06)          ($0.05)         ($0.11)           (0.12)
 Weighted average shares outstanding          16,712,978      23,466,070       39,499,650      28,386,145       34,867,001



                                                    1994            1995             1996            1997             1998
                                                    ----            ----             ----            ----             ----
Balance Sheet Data:
Working Capital                                 (748,193)     (1,101,136)        (646,754)     (2,645,908)      (2,000,351)
Total Assets                                     955,456    9,710,742 (3)    9,321,600 (4)        823,209          330,738
Long-term debt, less current maturities           26,000           2,000        1,213,000               0            5,719
Redeemable Convertible Preferred Stock
Accumulated deficit                           (8,880,845)    (10,278,162)     (12,211,633)    (15,263,522)     (19,464,010)
Total stockholders' equity (deficit)            (666,542)      8,128,768     6,755,874 (3)     (2,460,646)      (1,851,077)

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         Statements regarding the Company's expectations as to the effectiveness of its technology, demand for its products and certain other information presented in this amendment to the Company's Form 10-K constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, but are not limited to, the following:

         1. Decreasing Sales, Increasing Losses and Undercapitalization. The Company's product sales have been substantially decreasing over the past three years as the Company pursued its new technologies and ceased marketing of its older Microfocus 1000 product. Assuming approval of the new technologies by the appropriate government agencies, the Company expects revenue to increase in the future. However, there is no assurance sales will increase with the application of new technologies being developed by the Company. The Company has had increasing losses which have resulted in an accumulated deficit of $19,464,010 as of September 30, 1998. Losses will continue until current and future sales increase substantially. The Company lacks adequate capital to finance its research and development and marketing. Lack of adequate capital and governmental regulatory approvals will affect future sales.

         2. Acceptance of Products. Thermotherapy has not been accepted by the medical community as an effective cancer treatment. The Company believes that this is primarily due to the inability to adequately focus heat prior to introduction of the
                  Company's APA technology. The Company believes the APA technology allows microwave energy to be accurately targeted deep within the body, resulting in heating a well defined target area without damaging surrounding tissue. The medical community may not embrace the advantages of APA-focused thermotherapy without more extensive testing and clinical experience than the Company could afford to conduct. It is also possible that the technology will not be as effective in practice as theory and testing in animals have indicated.
                  Similarly, the medical community has no experience with balloon catheter treatment for BPH.

         3. Limited Products. The Company currently has a limited number of products. Failure to develop new products utilizing current products and newly acquired technology would affect the future profitability of the Company. The development of new products and application of new technology to existing products is subject to uncertainty and delay.

         4. Lack of a Proven Marketing Plan. The Company intends to market its new products by concentrating on per-use revenue. Such plan has not been proven and is dependant on market acceptance and adequate capitalization.

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

Material Non-Operating Transactions and Losses in 1997 and 1996

          For  the  year  ended   September   30,  1997,   the  Company  had  an
extraordinary loss of $(438,803) resulting from its 1996 investment in Ardex Equipment, LLC ("Ardex"). The Ardex investment arrangements were originally made with persons who were then directors of the Company and principals of Ardex, as described under "Certain Relationships and Related Transactions -- Recission of Ardex Acquisition". After Ardex experienced financial difficulties, the Company reviewed the financial status of Ardex and determined that $438,803, representing the entire amount due from Ardex, including accrued interest, was uncollectible as of September 30, 1997. See Note 10 of Notes to Financial Statements.

          For the September 30, 1996 fiscal year, the Company had a non-operating loss of $(471,000) resulting from the recission of agreements to acquire an interest in Aestar Fine Chemical Company and to develop a cosmetics division in association with Mr. Gao Yu Wen, who had become a substantial stockholder of the Company in 1995, as described under "Certain Relationships and Related Transactions -- Redemption Agreement." In addition, in the 1997 fiscal year, Company incurred a non-operating loss of $40,000 on Company funds which were to be invested by Mr. Gao. See Note 11 of Notes to Financial Statements.

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

          Cost of sales increased to $136,500 in fiscal 1998 from $46,734 in fiscal 1997. Cost of sales as a percentage of sales increased over the prior period because newer components and enhancements were added to existing inventory in conjunction with upgrading the Company's products to incorporate the latest technology.

          Research and development expense grew substantially to $1,534,872 in fiscal 1998 from $185,974 in fiscal 1997. During fiscal 1998 we increased our research and development efforts to enhance our products and to incorporate APA and other technological advances. The increases included $561,238 for engineering work performed outside the Company on our breast cancer treatment device, $289,868 for animal studies for our improved BPH system, $245,976 for animal studies and other development work on our new breast cancer equipment and $76,000 for work at Duke University in connection with the development of targeted drug delivery and gene-therapy technology. In addition, after a review of the Company's inventory, approximately $175,000 of components and parts acquired in the course of developing our older equipment, including slower, DOS-based electronic components, were deemed to be unusable for the development of the Company's newer models which incorporate advanced microwave and other technology, and were therefore classified as obsolete and written off as additional research and development expense during fiscal 1998. The Company expects to continue its higher levels of expenditures for research and development in order to continue to enhance its products by incorporating APA technology and MMTC technology.

          Selling, general and administrative expense increased to $2,515,822 in fiscal 1998 from $2,283,245 in fiscal 1997. Such increased expense included a write-off of approximately $112,000 of inventory stocked as replacement parts for older equipment sold in prior years by the Company, which inventory was being carried at the lower of cost or market value and which was determined to have no appreciable market value at year-end because of the absence of demand. The remainder of the increase was attributable to a combination of somewhat higher outside consultant, advertising and administrative expense. The Company expects selling and marketing expense to increase substantially as it completes the development and testing of its new thermotherapy systems and expands its related advertising, and promotional and marketing activities.

          Due mainly to the ramping up of research and development activities in the 1998 fiscal year, the loss from operations increased by $1,618,316 to $(4,013,012) from $(2,394,696) in the prior year. However, the increase in the 1998 loss before income taxes was not as large compared with 1997 because of the non-operating losses reflected in the earlier year as described above.

Comparison of Fiscal Year Ended September 30, 1997 to Fiscal Year Ended September 30, 1996

          Product sales for the fiscal year ended September 30, 1997 were $121,257, compared with prior year product sales of $134,006, reduced to $74,006 after returns and allowances of $60,000. Significant product sales were not expected until equipment incorporating the Company's new technologies is developed, tested and approved for sale by governmental regulatory agencies.

          Cost of sales decreased to $46,734 in fiscal 1997 from $64,406 in fiscal 1996. This primarily reflects the decrease in gross sales. The Company does not believe that fluctuations in gross margin are meaningful at the current low level of sales.

          Research and development expense increased to $185,974 in fiscal 1997 from $94,012 in fiscal 1996, reflecting increased activity in the development of the Company's new products. The Company's plans call for significant increases in its expenditures for research and development to support its new product efforts and the incorporation of the APA technology and the MMTC technology.

          Selling, general and administrative expense in fiscal 1997 rose to $2,283,245 from $1,321,361 in fiscal 1996, an increase of 73%. Of this increase, approximately $377,000 was attributable to compensation paid under an employment agreement with Spencer J. Volk, who became the Company's President and Chief Executive Officer in May, 1997, of which amount $280,000 represented shares of Common Stock issued as incentive compensation. Such increased expense for fiscal 1997 also included (i) $177,100 of executive compensation to Verle D. Blaha, the predecessor President, compared with compensation of only $81,000 to Mr. Blaha for the portion of the prior year during which he was employed, (ii) compensation of $266,666 to Warren C. Stearns, formerly the Company's acting Chief Financial Officer, compared with $66,753 for the portion of the prior year during which he performed services, and (iii) increased legal and professional fees. For additional information on such compensation, see Item 11, "Executive Compensation", and Item 13, Certain Relationships and Related Transactions.

          As indicated above, during fiscal 1997 the Company wrote off as uncollectible the principal and interest receivable from Ardex in the amount of $438,803, and, as part of its settlement with Gao Yu Wen, the Company incurred a loss of $40,000 in funds previously held for investment by Mr. Gao.. These two extraordinary items totaled $478,803 in non-operating expense in fiscal 1997, compared with an extraordinary loss in 1996 of $471,000 from a terminated effort to develop a cosmetics division.

          Interest expense increased to $185,562 in fiscal 1997 from $85,506 in fiscal 1996. This primarily reflects an increase in short term debt incurred to finance the Company's operations.

          Due mainly to the increase in selling, general and administrative expense for the 1997 fiscal year, the loss from operations increased to $(2,394,696) from $(1,405,773) in the prior year. The loss before income taxes in 1997 reflected the larger interest expense compared with 1996, and both years included expenses incurred in non-operating transactions as described above.

Liquidity and Capital Resources

          Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $19,464,010 at September 30, 1998. The Company has incurred negative cash flows from operations since its inception, and has funded its operations primarily through the sale of equity securities. As of September 30, 1998, the Company had cash of $ 54,920 and total current assets of $174,735, compared with current liabilities of $2,176,086, resulting in a working capital deficit of $(2,000,351). Net cash used in the Company's operating activities was $ 2,112,529 for fiscal 1998.

         The Company does not have any bank financing arrangements. As of September 30, 1998, the Company's indebtedness consisted of a promissory note payable to Yu Shai Lai in the principal amount of $36,041; a promissory note payable to Lake Shu Loon in the principal amount of $10,000; a promissory note payable to Charles Shelton in the principal amount of $50,000; a secured promissory note payable to George T. Horton Trust (the "Horton Note") in the original principal amount of $220,000, the payment of which is secured by certain equipment owned by the Company and was due by its terms on December 15, 1997; and a promissory note payable to Spencer J. Volk in the amount of $50,000, which was subsequently converted into 200,000 shares of the Company's Common Stock and a Warrant to purchase 200,000 share of the Company's Common Stock (see "Certain Relationships and Related Transactions"). At September 30, 1998, the outstanding principal amount of the Horton Note was $18,000. The holder's remedies for non-payment include foreclosing on the collateral, increasing the interest rate to 17% per annum or converting the balance into common stock having a market value of 200% of the note balance.

          As of March, 1999, the Company had planned to raise and spend approximately $10,000,000 for calendar 1999, of which between $5 million and $6 million was to be devoted to research and development and clinical trials for the Company's breast cancer and BPH therapy products, and approximately $4 million was to be devoted to research and development in the areas of targeted drug delivery, gene therapy and prostate cancer, as well as to corporate overhead. As of July 1, 1999, the Company expects to raise and spend a total of about $6 million for all of calendar 1999, of which $4 million is being devoted to breast cancer and BPH research and clinical trials, and $2 million to new products and to corporate overhead. As is indicated by the change in estimated expenditures between March and July 1999, the foregoing amounts are estimates based upon assumptions as to the availability of funding, the scheduling of institutional personnel, the timing of clinical trials and other factors, not all of which are fully predictable. Accordingly, estimates and timing concerning projected expenditures and programs are subject to change.

          Of the currently planned total expenditures of approximately $6 milllion, the Company has raised $2.3 million as of June 30, 1999, with approximately $3.7 million remaining to be raised during the remainder of calendar 1999. The Company recently entered into an exclusive investment banking agreement with a brokerage and investment banking firm, looking toward the completion of a private placement of approximately $2.5 million in August 1999, but such offering will be made on a "best efforts" basis, and the Company does not have any firm commitment for the offering proceeds or the additional funds it will require later this year. If the Company cannot fund its operating requirements, and particularly those associated with its obligation to conduct clinical trials under its licensing agreements, it will be in breach of its commitments under such licensing agreements and could stand to lose its license rights unless, at the time of any such breach, it could arrange for additional time, and could obtain the funding needed, to conduct such clinical trials. If, because of a failure to obtain funding or other cause, the Company were to commit a breach of its license agreements, the Company could well lose any benefit it has previously received from association with various research institutions with which it has previously worked.

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

          Note 2 of the Notes to the Company's Financial Statements describes a going concern uncertainty based on the continuation of substantial operating losses and the need for substantial amounts of working capital to fund its present and intended operations. As discussed above, the continued operation of the Company is dependent upon the Company's ability to obtain sufficient funding to complete clinical trials of its products, obtain FDA and other approvals, and conduct a successful marketing campaign. As indicated in Note 2, the continuation of the Company as a going concern and the realization of a majority of the Company's assets is dependent upon its ability to obtain such funding.

Year  2000 Compliance

         The Company is evaluating the potential impact of what is commonly referred to as Year 2000 or Y2K issues, concerning the inability of certain information systems to properly recognize and process dates containing the year 2000 and beyond. The Company believes that all of its current medical systems are year 2000 compliant. In addition, the Company's older medical systems, which, with one exception, are no longer under warranty and are no longer being serviced by the Company, have been tested and are expected to function properly beginning January 1, 2000, for two reasons. First, the older systems' software, operations, and control systems are not date-driven, and second, the older systems are "stand alone" systems and, therefore, are not linked to any other computer systems. Accordingly, in the Company's view, this equipment can continue to function beyond January 1, 2000. The record and storage programs used by such systems are, however, date driven, and, although not required to do so, the Company is currently testing the record storage programs to determine the most effective method for permitting such programs to properly record treatment information after January 1, 2000.

          The Company has installed accounting software that is Y2K compliant. The Company is currently evaluating its other computerized systems. The aggregate costs to upgrade such other systems for Y2K compliance are estimated to be below $8,000.

          The Company uses various vendors and subcontractors to provide parts and components. The Company is surveying these vendors and subcontractors concerning Y2K issues, but has not yet determined the extent of Y2K readiness of these entities. The Company expects to complete a written survey of its vendors by September 30, 1999, and the Company continues to monitor the Y2K progress of its vendors to determine the potential impact to the Company of their Y2K readiness or lack thereof. In addition, the Company has multiple suppliers for most of the parts used in its APA-improved Microfocus equipment, and has been seeking alternate sources for those items now being purchased from single sources. To date, management does not anticipate that its Y2K readiness plans will result in any material costs to the Company, and the Company does not view the going concern reservation set forth in its Financial Statements as having an impact on the Company's ability to be Y2K compliant.

          As a standard precautionary step, software data generated at the Company, by the Company, is backed- up on a daily basis. The worst case scenario if the Company experienced computer equipment failure due to Y2K would be that once the failed equipment was fixed, the backed-up data would have to be reinstalled onto any fixed system. Concerning the actual operation of the machinery, the worst case scenario would be distorted patient data recorded on the machinery's storage unit. Nevertheless, the machine will continue to operate properly with distorted patient records, but will require the operator of the machinery to re-enter corrected patient information.

          Although the Company does not anticipate that Y2K will have a material impact on the Company's financial condition or its ability to operate at current levels, it cannot guarantee that the steps taken in preparation for the year 2000 will be sufficient to avoid any adverse impact on the Company.

Risk Factors

Unfunded Research Obligations

          The Company engages third party research institutions and hospitals to perform research and clinical trials for the Company. As of September 30, 1998, the Company entered into agreements to fund a minimum of $900,000 of research and clinical trials through March 30, 1999. The Company does not have the capital to fund such obligations, nor does it have commitments for such capital. The Company recently entered into an exclusive investment banking agreement with a brokerage and investment banking firm, looking toward the completion of a private placement of approximately $2.5 million later in 1999, but such offering will be made on a "best efforts" basis, and the Company does not have any firm commitment for the offering proceeds or the additional funds it will require later this year. There is no assurance that these funds will be raised and if they are not raised, the clinical trials will likely be delayed or not completed. If the Company cannot fund such obligations, it will lose the data necessary to develop and commercialize its products. The Company may also lose any benefit it has previously received from association with well known research institutions.

          Additional research and development spending of $4.0 million is planned for 1999 to complete breast cancer and BPH clinical trials. It will be necessary to raise capital to conduct these trials and there is no assurance that this will occur as revenues are not expected to begin until the year 2000 at the earliest. If the Company is unable to fund research and development activities which are called for in any of its license agreements, it will be in breach of its license agreements. The Company's business plan incorporates the planned 1998 and 1999 expenditures for research and development, and clinical trials have been updated to include latest developments. Phase I of the BPH clinical trials has been conducted at the Montefiore Medical Center under the direction of Dr. Arnold Melman. The Company has submitted an IDE application to the FDA to start the Phase I clinical trials to use its new breast cancer treatment system to ablate breast cancer tumors through heat alone. The Company has also applied for FDA approval of Phase I clinical trials of such breast cancer treatment system. All of the above research is dependent on the raising of additional capital and there is no assurance that this will be achieved.

          The Company has paid Duke University a total of $134,745 for development work through February, 1999, conducted under two sponsored research agreements. The Company and Duke University have been negotiating a new research agreement under which the Company expects to be obligated to pay Duke approximately $200,000 during the remainder of 1999 and approximately $200,000 to $300,000 during 2000, for further research work in the area of heat-sensitive liposomes. Assuming the Company enters into the anticipated agreements with Duke, it will be required to obtain funding for these obligations. If such funding cannot be obtained by the Company, the Company could be in breach of the anticipated new agreement with Duke, which could result in the loss of any ability by the Company to obtain license rights to heat-sensitive liposome and other medical technology being developed at Duke.

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

Early Stage of Product Development; Continuing Uncertainty of Technology

          The Company's current commercialized products have not produced any significant profit to date and the Company believes that without successful development of its newer technology, it is likely that future profits will not materialize. Progress with any of the Company's potential products will require significant further research, development, testing and regulatory clearances and will be subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include the possibility that the technologies used by the Company may be found to be ineffective or impractical; that new products, even if safe and effective, could fail to receive necessary regulatory clearances or be difficult to market; that the proprietary rights of third parties may preclude the Company from marketing the products; or that third parties may market superior or equivalent products. There can be no assurance that the Company's research and development activities will result in any commercially viable products.

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

Need for Substantial Additional Funds

          It is anticipated that additional financing of approximately $6,000,000 will be needed for 1999. In addition, the Company's cash requirements may vary materially from those now planned because of results of research and development, results of pre-clinical testing, relationships with collaborators, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the FDA's regulatory process, and other factors. The Company has engaged an investment banking firm, looking toward the completion of a private placement of approximately $2.5 million later in 1999, but such offering will be made on a "best efforts" basis, and the Company does not have any firm commitment for the offering proceeds or the additional funds it will require later this year. The Company is dependent on raising new capital to fund operations to commercialize its products and to satisfy the commitments made by the Company for 1998 and 1999, as revenues are not expected to begin until late 1999 at the earliest, with early year 2000 being more likely. Failure to meet commitments may result in a loss of licensed technology. There is no assurance that adequate funds for these purposes, whether obtained through the financial markets, collaborative or other arrangements with corporate partners, or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds may cause the loss of licenses on new technology and may require the Company to delay, scale back, or eliminate certain of its research and product development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop or commercialize itself.

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

          Many of the Company's actual and potential competitors have substantially greater financial, technical, human, and other resources. In addition, many of these competitors have significantly greater experience than the Company in undertaking preclinical testing and human clinical trials of new products and obtaining FDA and other regulatory approvals. Accordingly, certain of the Company's competitors may succeed in obtaining FDA approval for products more rapidly than the Company. Furthermore, if the Company is permitted to commence commercial sales of products, it will also be competing with respect to manufacturing efficiency and marketing with companies having greater resources and experience in these areas. The Company currently has limited experience in these areas.

Uncertain Ability to Protect Proprietary Technology

          As indicated above under "Patents and Proprietary Rights," the Company owns no patents but holds various license rights under eight patents held by others. Accordingly, the Company's success will depend, in part, on its ability to maintain license agreements on patented technology. No assurance can be given that any patents issued to or licensed by the Company will not be successfully challenged or circumvented by others, or that the rights granted will provide adequate protection to the Company. The Company is aware of patent applications and issued patents belonging to competitors and it is uncertain whether any of these, or patent applications filed of which the Company may not have any knowledge, will require the Company to alter its potential products or processes, pay licensing fees, or cease certain activities. Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents issued to or licensed by the Company or determine the scope and validity of others' claimed proprietary rights. The Company also relies on trade secrets and confidential information that it seeks to protect, in part, by confidentiality agreements with its corporate partners, collaborators, employees, and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any such breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

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

          In March 1998, the Company entered into two sponsored research agreements with Duke University pursuant to which the Company has agreed to pay Duke University for all direct and indirect costs incurred in the performance of the research contemplated under such agreements not to exceed $625,062 and Duke University has agreed to grant to the Company an option (the "Option") to acquire an exclusive, worldwide, royalty bearing license of Duke University's rights to any invention, development, or discovery resulting from the subject research. The Company paid all sums invoiced by Duke for research work through February 1999 under the agreements. However, Duke and the Company have been conducting discussions for the purpose of revising the research agreements, and expect to conclude new arrangements by the beginning of August, 1999, pending which the prior research activities have been temporarily suspended.

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

Contract Manufacturing; Dependence Upon Key Suppliers

          The Company is not currently manufacturing any products but is using its facilities to assemble prototypes of its new equipment for research and development purposes. Certain specialized microwave and thermometry components and applicator materials, and the catheter unit used for the Company's BPH equipment, are now purchased only from single or limited source suppliers because of the small quantities involved, but such supply sources could be duplicated or replaced if necessary. While the Company has not experienced any significant difficulties in obtaining such components, the loss of an important current supplier could require the Company to obtain a replacement supplier, which might result in delays and additional expense in being able to make prototype equipment available for clinical trials and other research purposes.

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

NASDAQ Listing Requirements; Risks of Low-Priced Stocks

          The Company's Common Stock is currently traded through the OTC Electronic Bulletin Board. In the future, when it anticipates that it would be able to meet listing requirements, the Company intends to apply have its Common Stock listed on the NASDAQ SmallCap Market. At the present time, such a listing application would require, among other criteria, net tangible assets of at least $4 million, a market capitalization of at least $50 million, or net income of at least $750,000, while the Company had, as of September 30, 1998, a net tangible deficit of $(1,851,067), market capitalization of only approximately $12 million, and a net loss of $(4,200,488). Accordingly, absent a substantial change in the Company's financial condition, such as a large infusion of equity capital, there is little liklihood that the Company will be able to meet such listing requirements in the near future. If the Company is unable to satisfy NASDAQ's initial listing criteria in the future, its securities will continue to be traded through the Electronic Bulletin Board or the Pink Sheets.

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

Market Overhang from Warrants and Outstanding Options; Registration Rights

          As of September 30, 1998, the Company had outstanding commitments to issue shares to management, and outstanding options and warrants to purchase shares in, an aggregate amount of approximately 13,053,983 shares of Common Stock, a significant portion of which are exercisable at exercise prices substantially below the current market price. In addition, this number does not reflect additional shares that may be issued pursuant to anti-dilution provisions. To the extent that such shares are issued, or such warrants or options are exercised, dilution to the interests of the Company's stockholders may occur. In the event that the market value of the Common Stock decreases significantly, the offering price in the Company's private placements or public offerings may be similarly affected. If this occurs, the number of shares issuable on exercise of certain options or warrants may significantly increase, thereby increasing the dilutive effect on other shareholders. Exercise of these options or warrants or even the potential of their exercise may have an adverse effect on the trading price and market for the Company's Common Stock. The holders of the options or warrants are likely to exercise them at times when the market price of the shares of Common Stock exceeds the exercise price of the options or warrants. Accordingly, the issuance of shares of Common Stock upon exercise of the options or warrants may result in dilution of the equity represented by the then-outstanding shares of Common Stock held by other stockholders. Holders of the options or warrants can be expected to exercise them at a time when the Company would in all likelihood be able to obtain any needed capital on terms which are more favorable to the Company than the exercise terms provided by such options or warrants.

          Common Stock issued or to be issued pursuant to a substantial number of the warrants and options have demand and/or piggyback registration rights. Pursuant thereto, the Company was required to use good faith efforts to effect the registration of such securities on or before July 10, 1998, although such registration has not yet been effected. If such registration rights are exercised on a substantial portion of the Common Stock, the trading price and market for the Company's registered Common Stock may be adversely affected. Year 2000 Compliance

          The Company is evaluating the potential impact of what is commonly referred to as Year 2000 or Y2K issues, concerning the inability of certain information systems to properly recognize and process dates containing the year 2000 and beyond. The Company believes that all of its current medical systems are year 2000 compliant. In addition, the Company's older medical systems, which, with one exception, are no longer under warranty and are no longer being serviced by the Company, have been tested and are expected to function properly beginning January 1, 2000, for two reasons. First, the older systems' software, operations, and control systems are not date-driven, and second, the older systems are "stand alone" systems and, therefore, are not linked to any other computer systems. Accordingly, in the Company's view, this equipment can continue to function beyond January 1, 2000. The record and storage programs used by such systems are, however, date driven, and, although not required to do so, the Company is currently testing the record storage programs to determine the most effective method for permitting such programs to properly record treatment information after January 1, 2000.

          The Company has installed accounting software that is Y2K compliant. The Company is currently evaluating its other computerized systems. The aggregate costs to upgrade such other systems for Y2K compliance are estimated to be below $8,000.

          Finally, the Company is uses various vendors and subcontractors to provide parts and components. The Company is surveying these vendors and subcontractors concerning Y2K issues, but has not yet determined the extent of Y2K readiness of these entities. The Company expects to complete a written survey of its vendors by September 30, 1999, and the Company continues to monitor the Y2K progress of its vendors to determine the potential impact to the Company of their Y2K readiness or lack thereof. In addition, the Company has multiple suppliers for most of the parts used in its APA-improved Microfocus equipment, and has been seeking alternate sources for those items now being purchased from single sources. To date, management does not anticipate that its Y2K readiness plans will result in any material costs to the Company, and the Company does not view the going concern reservation set forth in its Financial Statements as having an impact on the Company's ability to be Y2K compliant.

          As a standard precautionary step, software data generated at the Company, by the Company, is backed- up on a daily basis. The worst case scenario if the Company experienced computer equipment failure due to Y2K would be that once the failed equipment was fixed, the backed-up data would have to be reinstalled onto any fixed system. Concerning the actual operation of the machinery, the worst case scenario would be distorted patient data recorded on the machinery's storage unit. Nevertheless, the machine will continue to operate properly with distorted patient records, but will require the operator of the machinery to re-enter corrected patient information.

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

John Mon*                 46    Secretary,   Treasurer,   General  Manager  and
                                Director

Max E. Link+              57    Director

Walter B. Herbst**        60    Director

Peter Gombrich ** (1)     59    Director

*         Term as director expires in 1999
**        Term as director expires in 2000
+         Term as director expires in 2001
(1) Mr. Gombrich resigned as a member of the Board of Directors of the Company on December 8, 1998.

          The Board of Directors presently maintains an Audit Committee, a Compensation Committee, and a Research and Development Oversight Committee. Messrs. Warren C. Stearns and Mel D. Soule comprised the Audit Committee prior to their resignation as a members of the Board of Directors of the Company in July 1998. Mr. Peter Gombrich was appointed as a member of the Board of Directors to replace Mr. Soule, but subsequently resigned. The vacancies in the Board of Directors of the Company created by Messrs. Stearns' and Gombrich's resignations had not been filled as of January 13, 1999. The Audit Committee held no meetings during fiscal year 1997 and three meetings to date in the fiscal year ended September 30, 1998 ("fiscal year 1998"). Messrs. Volk and Herbst comprise the current Compensation Committee. The Compensation Committee held two meetings during fiscal year 1997 and four meetings in fiscal year 1998. Messrs. Cheung and Herbst comprise the Research and Development Oversight Committee. The Research and Development Oversight Committee was created in January 1998 and held a number of informal meetings during fiscal year 1998.

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

          Peter Gombrich. Mr. Gombrich served as a director of the Company from September 14 to December 8, 1998. Mr. Gombrich was the founder of InPath, LLC and has over 30 years experience in the healthcare industry. In 1994, Mr. Gombrich founded AccuMed International, Inc, and served as Chairman, President and Chief Executive Officer until 1998. He was also the founder and Chief Executive Officer of Clinicom, a bedside clinical information system company. In 1976, Mr. Gombrich co-founded St. Jude Medical, Inc., a world renowned life support medical device company. He was also the Senior Vice President of Medtronic, Inc. Mr. Gombrich has a B.S. in Electrical Engineering from the University of Colorado and an M.B.A. from the University of Denver.

          John Mon. Mr. Mon has served as Treasurer/General Manager of the Company since 1989, and Secretary and a director since June 1997. From 1986 to 1988, Mr. Mon was responsible for the FDA regulatory approval process for the Microfocus 1000. From 1983 to 1986, he was an economist with the U.S. Department of Commerce in charge of forecasting business sales, inventory and prices for all business sectors in the estimation of Gross National Product. Mr. Mon holds a B.S. degree from the University of Maryland. Mr. Mon is the brother-in-law of Dr. Cheung.

          The Board of Directors conducted 9 meetings during the year ended September 30, 1998. All members, except Mr. Gombrich, attended at least 75% of the Board of Directors meetings held during their tenure in 1998. Mr. Gombrich attended one of the two meetings of the Board of Directors held during his tenure. Additional actions were taken by unanimous consent resolutions.

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

          Augustine Cheung, Ph.D. Dr. Cheung serves as the chairman of the SAB and as the Company's Chief Scientific Officer. Dr. Cheung's background is set forth above.

          Michael Davidson, M.D. Dr. Davidson currently practices medicine and is the Chief Executive Officer of The Chicago Center for Clinical Trials. Dr. Davidson specializes in designing and implementing clinical trials. Dr. Davidson consults with the Company in connection with establishing clinical trials and on FDA regulatory matters.

          Mark Dewhirst, Ph.D. Dr. Dewhirst currently serves as a Professor of Radiology and Oncology and the Director of the Tumor Microcirculation Laboratories in the Department of Radiation & Oncology at Duke University. Dr. Dewhirst consults with the Company in connection with research on temperature sensitive liposomes.

          Donald Kapp, M.D., Ph.D. Dr. Kapp currently serves as Professor of Radiation Oncology at Stanford University. Dr. Kapp consults with the Company in connection with conducting clinical studies.

          Gloria Li, Ph.D. Dr. Li currently serves as the Director of the Radiation Biology Laboratory at Memorial Sloan-Kettering Hospital. Dr. Li consults with the Company on heat shock and gene therapy.

          Arnold Melman, M.D. Dr. Melman currently serves as the Chairman of the Department of Urology at Albert Einstein College of Medicine. Dr. Melman consults with the Company on clinical studies in urology and is the Company's primary investigator on BPH.

          David Needham,  Ph.D. Dr. Needham  currently serves as the Director of
Cell  and  Micro-carrier  Research  and  an  Associate  Professor  in  the  Duke
University Department of Mechanical Engineering and Materials Science. Dr. Needham consults with the Company in connection with research on temperature sensitive liposomes.

          Thomas Ripley, Ph.D. Dr. Ripley currently serves as Director of Operations, Grace Biomedical at W.R. Grace & Co. Dr. Ripley consults with the Company on technology and business development.

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

          Mays Swicord, Ph.D. Dr. Swicord currently serves as Director of Research at Motorola Corporation. Dr. Swicord consults with the Company on the biological effects of microwave technology.

          Claude Tihon, Ph.D. Dr. Tihon currently serves as the Chief Executive Officer of Conti-Med, Inc. Dr. Tihon consults with the Company in connection with urological devices and regulation.

          All members of the SAB serve at the discretion of the Board of Directors. Each member of the SAB, other than Dr. Cheung and Dr. Swicord, received an option to purchase 5,000 shares of the Common Stock of the Company at the time they were appointed. The options are exercisable for a five-year term at $.50 per share. In addition, each member of the SAB will receive an option exercisable over a five-year term to purchase 3,000 shares of the Common Stock of the Company for each 12 months served by such member on the SAB, exercisable at the market price of the Common Stock on the date of grant. During fiscal year 1998, each member of the SAB, other than Messrs. Cheung and Swicord, received an option to purchase 3,000 shares of the Common Stock of the Company at $1.25 per share. In addition, members of the SAB (except for Dr. Cheung) are compensated at the rate of $125 per hour or a maximum of $1,000 per day, together with expenses, on consulting matters undertaken by such member.

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



                                            SUMMARY COMPENSATION TABLE



                             Annual Compensation                                  Long-Term Compensation
                             -------------------                                  ----------------------
                                                                                          Awards
                                                                                          ------

Name and Principal    Fiscal                                  Other Annual    Restricted Stock    Stock Options      All Other
Position               Year      Salary ($)     Bonus ($)     Compensation($)      Awards ($)          (#)        Compensation ($)
--------------------------------------------------------------------------------------------------------------------------------
Augustine Y.           1998     $125,000 (1)                                         $640 (2)
Cheung, Chairman
of the Board of
Directors
                       1997     $125,000                                           $2,120 (2)
                       1996     $125,000                                           $2,120 (2)         400,000 (3)


Spencer J. Volk,       1998     $240,000 (4)                                     $700,640 (2)(5)
President and Chief
Executive Officer
                       1997      $96,923 (6)                                     $281,995 (2)(5)

Verle D. Blaha,        1997     $177,100 (7)                                       $1,182 (2)
Former President
and Chief
Executive Officer
                       1996      $81,000                                           $2,120 (2)         400,000 (8)

Warren C. Stearns,     1998     $195,297 (9)                                         $961 (2)
Acting Chief
Financial Officer
                       1997     $266,666 (9)                                       $1,461 (2)
                       1996      $66,753                                                                      (9)


         (1) Dr. Cheung's annual salary is $125,000. Of the amount, approximately $84,134 was paid in fiscal year 1998 and the balance of Dr. Cheung's annual salary was accrued.

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

         (3) In fiscal year 1996, Dr. Cheung received an option to purchase 400,000 shares of the Common Stock of the Company at $0.25 per share as adjusted, exercisable on or before May 16, 2001.

         (4)      Mr.  Volk's  annual  salary  is  $240,000.   Of  that  amount,
                  approximately $87,692 was paid in fiscal year 1998 and the balance of Mr. Volk's annual salary was accrued.

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

Aggregated Option Exercises in Fiscal 1998 and Year-End Option Values


                                                                 Number of Unexercised           Value of Unexercised
                                                                      Options at                In-the-Money Options at
                                                                        9/30/98                         9/30/98
                                                                        -------                         -------
                        Shares Acquired
Name                      on Exercise      Value Realized ($)     Exercisable   Unexercisable     Exercisable   Unexercisable
-------------------------------------------------------------------------------------------------------------------------
Augustine Y.  Cheung           0                 $0               400,000         0               $28,000         $0
Spencer J.  Volk               0                 $0                     0         0                    $0         $0
John Mon                       0                 $0               600,000         0               $42,000         $0
Warren C.  Stearns(1)          0                 $0                     0         0                    $0         $0
-------------------------------------------------------------------------------------------------------------------------

-------------------------
(1) Mr. Stearns holds no options. However, the status of warrants issued in 1996 to third parties, at the direction of Mr. Stearns, is being reviewed by the Company and its attorneys. None of such warrants have been exercised.

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

                  b. Emphasizes long-term compensation such as options restricted stock awards; and rewards financial results and promotion of Company objectives rather than individual performance against individual objectives.

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


Name and Addresses of Officers,                                     Amount of                          Percentage of
Directors and Principal Shareholders                            Common Shares                   Voting Securities(1)
------------------------------------                            -------------                   --------------------
Augustine Y.  Cheung (2)(3)
10220-I Old Columbia Road                                           6,673,408                                  16.3%
Columbia, MD 21046-1705
Spencer J.  Volk (2)(4)
10220-I Old Columbia Road                                           1,913,717                                   4.7%
Columbia, MD 21046-1705
John Mon (2)(5)
10220-I Old Columbia Road                                             769,212                                   1.9%
Columbia, MD 21046-1705
Walter B.  Herbst (2)(6)
355 North Canal Street                                              1,135,586                                   2.8%
Chicago, IL 60606
Max E.  Link (2)(7)                                                                                               **
Tobelhofstr.  30                                                       62,038
8044 Zurich
Switzerland
Peter Gombrich (2)(8)                                                  50,493                                     **
920 N.  Franklin Street Suite 304
Chicago, IL 60610
Bei-Lan Tan
Ning Yeung Terrace                                                  3,340,000                                   8.2%
78 Bonham Rd., Mid Level
Hong Kong, China
Executive Officers and Directors as a
group (6 individuals)                                              10,604,454                                  26.2%
====================================================================================================================

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

(5) Includes 400,000 shares of Common Stock underlying an option to Mr. Mon exercisable commencing May 16, 1996 through May 16, 2001 at $0.25 per share as adjusted and 200,000 shares of Common Stock underlying an option exercisable commencing April 1, 1997 through March 31, 2002 at $0.25 per share as adjusted.

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

(8) Includes 50,000 shares of Common Stock underlying an option exercisable commencing October 1, 1998 through September 30, 2003 at $.50 per share.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The  transactions  described  below were  entered into with persons who are,  or who  were at  various  times  as  discussed,  directors,  officers  and stockholders of the Company. The Board of Directors has reviewed such transactions and has determined that they were entered into on terms which were not less favorable to the Company than terms which would have been available from a non-affiliated third party.

SMC Contract

         On May 28, 1996, the Company entered into a consulting agreement with Stearns Management Company ("SMC"). Warren C. Stearns, former Acting Chief Financial Officer and a former member of the Board of Directors, is President of SMC. Additionally, the George T. Horton Trust, which is a secured creditor of the Company, is an equity owner of SMC. Pursuant to the Agreement, SMC had an exclusive arrangement to render advisory services involving solicitation and obtaining of outside capital, restructuring the Company, business plans, marketing, selection of advisory personnel, adding additional directors, and sale of stock by insiders.

         In exchange for such services, during the fiscal year 1997, SMC was paid approximately $266,666 in fees and $38,824 for reimbursement of expenses. In fiscal year 1996, the Company granted to assignees of SMC warrants to purchase, in the aggregate, a 4.6875% interest in the equity of the Company as of the next registered public offering of Common Stock of the Company. The warrants, all of which were initially exercisable at $0.41 per share, subject to adjustment, contain anti-dilution provisions and are exercisable for five years and renewable for an additional five years. Mr. Stearns was paid a per diem expense of $1,500 per day or $190 per hour and reimbursement for expenses at cost plus 20%. During fiscal year 1998, SMC was paid approximately $95,297 in fees and for reimbursement expenses, the Company and SMC agreed that the remaining fees and reimbursement for expenses that the Company owed to SMC is $100,000.

         Mr. Stearns resigned as the Company's Acting Chief Financial Officer in May 1998 and as a member of the Board of Directors in July 1998. The Company terminated its consulting agreement with Stearns Management Company effective July 19, 1998. Mr. Stearns has made a demand, on behalf of the holders of the warrants issued to SMC's designees, that the Company register for public sale the shares of Common Stock underlying such warrants. The Company and its attorneys have been reviewing the circumstances surrounding the issuance of the above warrants and the services which were performed or purported to be performed by Mr. Stearns and SMC, to make a determination as to what actions to take with respect to such warrants and registration demand.

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

Townhouse Lease

         The Company leased from Augustine Cheung, Chairman of the Board, and John Mon, an officer and director, on a month to month basis a townhouse near its corporate offices in Columbia, Maryland for $900 per month, plus utilities. The housing was used for visiting executives. The lease was terminated in May 1998.

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

                  An unsecured  term note dated June 23, 1998 payable to Spencer
         J. Volk, accruing interest at the rate of eight percent (8%) per annum, in the principal amount of $50,000 due September 30, 1998. Mr. Volk has extended the maturity date of the unsecured term note dated June 23, 1998 issued by the Company to him in the principal amount of $50,000.00 from September 30, 1998 to December 31, 1998. As of September 30, 1998, the outstanding principal balance of such note is $50,000.

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

         Mr. Gao was the Deputy Director of the Economic Committee of the City of Zhongshan of Guangdong Province in South China. The City of Zhongshan is a rapidly expanding industrial areas in Guangdong Province, and one of the fastest growing areas in China. In this position, Mr. Gao was responsible for strategic planning and key decisions for approximately 120 manufacturing enterprises in China, and he had also run a number of enterprises in Hong Kong and Macau. Furthermore, in the course of its review of Aestar Fine Chemical Company, which Mr. Gao controlled, the Company learned that Aestar had paid substantial dividends to investors in the past.

         No level of return was achieved. In reacquiring 16,000,000 of its shares in exchange for the Aestar stock and without repaying any of the $2 million originally invested in the Company by Mr. Gao, the Company was required to reimburse Mr. Gao for his start-up expenses in a cosmetics division which he was to set up for the Company. These start-up costs totaled $471,000, which amount was offset against the $510,000 balance of the $700,000 investment remaining after Mr. Gao had repaid $190,000 of the original investment. The difference of approximately $40,000 was deducted from the agreed price of $2.2 million which was to be paid Gao to repurchase the remaining 4,000,000 shares out of the 20,000,000 originally purchased from the Company.

         The 4,000,000 shares were not repurchased by the Company. The Company received the full $2,000,000 purchase price in the initial transaction in 1995. The "remaining amount" refers to the $470,000 which was offset against the investment and reflected as "Loss on Cosmetics Division" in the 1996 Statement of Operations.

Rescission of Ardex Acquisition

         The Company originally contemplated acquiring a 51% equity interest in Ardex Equipment, LLC ("Ardex") for $1.2 million, of which a portion was to be paid to Ardex's principals for the purchase of a portion of their equity interest and the balance was to be paid to Ardex for the issuance of additional equity. The Company was only able to invest a total of $450,000, representing 37.5% of the originally contemplated amount, receiving a 19.25% interest for the smaller investment. As in the originally contemplated transaction, a portion of the reduced purchase price of $450,000, or $50,000, was paid to the principals of Ardex directly, (including Mssrs. Shelton and Colino) and the balance of the purchase price was paid to Ardex.

         The limited guarantees which were supposed to be delivered in connection with the obligations of Ardex and of Messrs. Shelton, Colino and Kohlman were never delivered. The Company did not continue its efforts to obtain the guarantees or to collect the amounts due on the separate obligations in 1997 because (i) it appeared to the Company that the obligors had limited assets and ability to pay, (ii) the Company had very limited resources with which to pursue enforcement of its claims, (iii) management needed to focus its efforts on the development of its new products, and (iv) the Company had obligations to Mr. Shelton and Mr. Kohlman, which it decided not to satisfy pending collection of the Ardex amounts, including (1) an obligation to Mr. Shelton for prior legal fees and expenses, asserted by him to total approximately $110,000, (2) an accrued salary obligation of approximately $28,000 due to Mr. Kohlman, (3) a commitment to issue to Mr. Shelton and his wife options to purchase a total of 420,000 shares of the Company's Common Stock at an exercise price of $0.35 per share and (4) an obligation to issue 50,000 shares of Common Stock to Mr. Kohlman pursuant to his earlier exercise of a stock option and payment of the required exercise price.

         In fiscal 1997, the Company determined that the Ardex obligations were essentially uncollectible, and wrote off the receivable of $400,000 plus accrued interest of $38,803.

         In September 1998, the Company entered into a settlement arrangement, pursuant to which (i) Mr. Shelton agreed to waive his rights to the claimed $110,000 in fees and expenses, (ii) Mr. and Mrs. Shelton agreed to waive their rights to the 420,000 options, and (iii) Mr. Kohlman agreed to waive his right to $28,000 in accrued salary. In consideration of the settlement, the Company agreed (i) to recognize Mr. Kohlman's earlier exercise of his stock option and to deliver the 50,000 shares he had purchased thereunder, and (ii) to issue a total of 50,000 shares of Common Stock to Mr. and Mrs. Shelton in satisfaction of all of their earlier claims for compensation.

ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
                  REPORTS ON FORM 8-K

(a)(1)   Index to Financial Statements and Supplemental Schedules

Title of Documents                                                    Page
------------------                                                    ----

INDEPENDENT AUDITORS' REPORT                                           F-1

FINANCIAL STATEMENTS

        Balance Sheets                                                 F-2

        Statements of Operations                                       F-4

        Statements of Changes in Stockholders' Deficit                 F-5

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

      Exhibit        Description
      Number         -----------
      -------

       3.2.1 Amendment to the By-laws of the Company adopted December 9, 1994, incorporated herein by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1996.
       3.2.2 Amendment to the By-laws of the Company adopted April 27, 1998, incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 30, 1998.
      10.1 Patent License Agreement between the Company and Massachusetts Institute of Technology dated June 1, 1996, incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1996 (Confidential Treatment Requested).
      10.2 License Agreement between the Company and MMTC, Inc. dated August 23, 1996, incorporated herein by reference to
                     Exhibit 10.2 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1996 (Confidential Treatment Requested).
      10.3 Letter Agreement between the Company and H.B.C.I., Inc., dated September 17, 1996, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1996.
      10.4 Letter Agreement between the Company and Herbst, Lazar, Bell, Inc. dated October 4, 1996, incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1996.
      10.5 Sponsored Research Agreement dated March 17, 1998 between the Company and Duke University and Sponsored Research Agreement dated February 26, 1998 between the Company and Duke University.
      10.6 Engagement Letter dated August 6, 1998 between the Company and Josephberg Grosz & Co., Inc.
      10.7 Patent License Agreement between the Company and Massachusetts Institute of Technology dated October 17, 1997 (Confidential Treatment Requested).+
      10.8 Amendment dated November 25, 1997 to the License Agreement between the Company and MMTC, Inc. dated August 23, 1996 (Confidential Treatment Requested).+
      10.9 Omnibus Stock Option Plan, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 30, 1998.
     10.10 Letter of Intent between the Company and Mr. Sun Shou Yi, representative of Mr. Gao Yu Wen, dated May 27, 1996 and Redemption Agreement between the Company and Mr. Sun Shou Yi., representative of Mr. Gao Yu Wen, dated June 6, 1996, incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1996.
     10.11 Amendment among the Company, Sun Shou Yi, Ou Yang An, Gao Yu Wen, dated October 23, 1996, incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1996.
     10.12 Unsecured Promissory Note, dated June 23, 1998, in the amount of $50,000 and bearing interest at the rate of eight percent, payable to Spencer J. Volk.
     10.13 Form of Series 200 Warrant issued to certain employees, directors, and consultants to Purchase Common Stock of the Company.
     10.14 Form of Series 250 Warrant Issued to DunnHughes Holding, Inc. to Purchase Common Stock of the Company.
     10.15           Form of Series 300 Warrant Issued to Nace  Resources,  Inc.
                     and George T. Horton Trust to Purchase Common Stock of the Company.
     10.16 Form of Series 400 Warrant Issued to Stearns Management Company Assignees to Purchase Common Stock of the Company.
     10.17 Form of Series 500 Warrant Issued to Certain Employees and Directors on May 26, 1996 to Purchase Common Stock of the Company.
     10.18 Form of Series 600 Warrant to Purchase Common Stock of the Company pursuant to the Private Placement Memorandum of the Company dated January 6, 1997, as amended.
     10.19 Form of Series 650 Warrant to Purchase Common Stock of the Company pursuant to the Private Placement Memorandum of the Company dated January 6, 1997, as amended.
     10.20 Form of Series 700 Warrant to Purchase Common Stock of the Company pursuant to the Private Placement Memorandum of the Company dated September 10, 1998, as amended.
     10.21 Form of Registration Rights Agreement pursuant to the Private Placement Memorandum of the Company dated January 6, 1997, as amended.

     Exhibit         Description
     Number          -----------
     -------


     10.22 Form of Registration Rights Agreement pursuant to the Private Placement Memorandum of the Company dated September 10, 1998, as amended.

      21.1 Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21.1 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1996.

      23.1 Updated Consent of Stegman & Company, independent public accountants of the Company.+

      27.1           Financial Data Schedule.

------------------
+        Denotes exhibits filed with this amendment

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CELSION CORPORATION

November 24, 1999                   By: /s/ Spencer J. Volk
                                        ----------------------------------------
                                         Spencer J. Volk
                                         Chief Executive Officer & President


                                    By: /s/ Jon Mon
                                        ----------------------------------------
                                        Jon Mon
                                        Chief Accounting Officer, General
                                        Manager & Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to Registrant's annual report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature                                         Title                             Date
          ---------                                         -----                             ----


 /s/ Spencer J. Volk                               Chief Executive Officer,             November 24, 1999
--------------------------------------------
Spencer J. Volk                                    President and Director


 /s/ Jon Mon                                       General Manager, Treasurer           November 24, 1999
--------------------------------------------
Jon Mon                                            Director


 /s/ Augustine Y. Cheung                           Chairman, Director                   November 24, 1999
--------------------------------------------
Dr.  Augustine Y.  Cheung


 /s/ Walter Herbst                                 Director                             November 24, 1999
--------------------------------------------
Walter Herbst


 /s/ Max Link                                      Director                             November 24, 1999
--------------------------------------------
Max Link

                              CELSION CORPORATION

                               REPORT ON AUDITS OF
                              FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                        SEPTEMBER 30, 1998, 1997 AND 1996

                                TABLE OF CONTENTS


Title of Documents                                                    Page
------------------                                                    ----

INDEPENDENT AUDITORS' REPORT                                           F-1

FINANCIAL STATEMENTS

        Balance Sheets                                                 F-2

        Statements of Operations                                       F-4

        Statements of Changes in Stockholders' Deficit                 F-5

        Statements of Cash Flows                                       F-6

NOTES TO FINANCIAL STATEMENTS                                          F-8

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


Stegman & Co.

/s/Stegman & Co.
----------------
Baltimore, Maryland
November 18, 1998
Except as to Note 5 which is dated
  November 29, 1999


                               CELSION CORPORATION

                                 BALANCE SHEETS
                           SEPTEMBER 30, 1998 AND 1997

                                     ASSETS

                                                               1998                   1997
                                                             --------              ---------

CURRENT ASSETS:
  Cash                                                       $ 54,920               $267,353
  Accounts receivable                                           1,812                  5,891
  Inventories                                                  42,059                329,741
  Prepaid expenses                                             76,944                  8,207
  Other current assets                                           --                   26,755
                                                             --------              ---------

         Total current assets                                 175,735                637,947
                                                             --------              ---------




PROPERTY AND EQUIPMENT - at cost:
  Furniture and office equipment                              195,794                180,348
  Laboratory and shop equipment                                47,048                 92,228
                                                             --------              ---------
                                                              242,842                272,576
      Less accumulated depreciation                           212,029                213,885
                                                             --------              ---------

         Net value of property and equipment                   30,813                 58,691
                                                             --------              ---------




OTHER ASSETS:
  Patent licenses (net of accumulated amortization
      of $ 65,760 and $53,379 in 1998 and 1997,
      respectively)                                           124,190                126,571
                                                             --------              ---------

         TOTAL ASSETS                                        $330,738               $823,209
                                                             ========               ========



                            See accompanying notes.


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                   1997                   1998
                                                                ------------         ------------

CURRENT LIABILITIES:
  Accounts payable - trade                                      $1,034,767           $    614,173
  Notes payable - other                                            132,778              1,481,831
  Notes payable - related parties                                  146,041                221,943
  Accrued interest payable - related parties                       150,020                245,784
  Accrued interest payable - other                                 127,538                116,604
  Accrued compensation                                             470,220                331,715
  Accrued professional fees                                        100,000                256,301
  Other accrued liabilities                                         13,639                 15,504
  Capital lease - current                                            1,083                 -
                                                                ------------         ------------

         Total current liabilities                               2,176,086              3,283,855

LONG-TERM LIABILITIES:
  Capital lease - long-term                                          5,719                  -
                                                                ------------         ------------

         Total liabilities                                       2,181,805              3,283,855
                                                                ------------         ------------


STOCKHOLDERS' DEFICIT:
  Capital stock - $.01 par value; 51,000,000 shares
   authorized,  39,945,826 and 29,095,333 issued and
   outstanding for 1998 and 1997, respectively                     399,458                290,953
  Additional paid-in capital                                    17,213,485             12,511,923
  Accumulated deficit                                          (19,464,010)           (15,263,522)
                                                                ------------         ------------

         Total stockholders' deficit                            (1,851,067)            (2,460,646)
                                                                ------------         ------------

         TOTAL LIABILITIES AND STOCKHOLDERS'
            DEFICIT                                             $  330,738           $    823,209
                                                                ============         ============


                            See accompanying notes.


                               CELSION CORPORATION

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996



                                              1998           1997             1996
                                         -----------     ------------    -------------

REVENUES:
   Equipment sales and parts             $    174,182    $    121,257    $    134,006
   Returns and allowances                        --              --           (60,000)
                                         ------------    ------------    ------------

        Total revenues                        174,182         121,257          74,006

COST OF SALES                                 136,500          46,734          64,406
                                         ------------    ------------    ------------

GROSS PROFIT                                   37,682          74,523           9,600
                                         ------------    ------------    ------------

OPERATING EXPENSES:
   Selling, general and administrative      2,515,822       2,283,245       1,321,361
   Research and development                 1,534,872         185,974          94,012
                                         ------------    ------------    ------------

        Total operating expenses            4,050,694       2,469,219       1,415,373
                                         ------------    ------------    ------------

LOSS FROM OPERATIONS                       (4,013,012)     (2,394,696)     (1,405,773)

LOSS ON COSMETICS DIVISION                       --              --          (471,000)

LOSS ON FUNDS HELD IN INVESTMENT
   CONTRACT                                      --           (40,000)           --

LOSS ON WRITE-OFF OF ARDEX EQUIPMENT,
   L.L.C. NOTES RECEIVABLE AND RELATED
   ACCRUED INTEREST RECEIVABLE                   --          (438,803)           --

OTHER INCOME                                   11,870           7,172          28,808

INTEREST EXPENSE                             (199,346)       (185,562)        (85,506)
                                         ------------    ------------    ------------

LOSS BEFORE INCOME TAXES                   (4,200,488)     (3,051,889)     (1,933,471)

INCOME TAXES                                     --              --              --
                                         ------------    ------------    ------------

NET LOSS                                 $ (4,200,488)   $ (3,051,889)   $ (1,933,471)
                                         ============    ============    ============

BASIC AND DILUTED NET LOSS PER
  COMMON SHARE                           $       (.12)   $       (.11)   $       (.05)
                                         ============    ============    ============

BASIC AND DILUTED WEIGHTED
  AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                       34,867,001      28,386,145      39,499,650
                                         ============    ============    ============



                            See accompanying notes.


                               CELSION CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
              FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996



                                                                       Additional
                                               Common Stock             Paid-In
                                         Shares         Amount          Capital         Deficit           Total
                                       ----------    ------------    ------------    ------------    ------------

Balances at October 1, 1995            39,207,664    $    392,076    $ 18,014,854    $(10,278,162)   $  8,128,768

  Sale of common stock                  1,299,711          12,997         406,513            --           419,510


  Issuance of 698,985 shares of
      common stock as payment of
      indebtedness and expenses           698,985           6,990         134,077            --           141,067

  Net loss                                   --              --              --        (1,933,471)     (1,933,471)
                                       ----------    ------------    ------------    ------------    ------------


Balances at September 30, 1996         41,206,360         412,063      18,555,444     (12,211,633)      6,755,874

  Sale of common stock                  1,409,902          14,099         668,901            --           683,000

  Issuance of 2,479,071 shares
      of common stock as payment
      of indebtedness and expenses      2,479,071          24,791       1,127,578            --         1,152,369

  Retirement of shares                (16,000,000)       (160,000)     (7,840,000)           --        (8,000,000)

  Net loss                                   --              --              --        (3,051,889)     (3,051,889)
                                       ----------    ------------    ------------    ------------    ------------

Balances at September 30, 1997         29,095,333         290,953      12,511,923     (15,263,522)     (2,460,646)

  Sale of common stock                  4,315,000          43,150       1,981,850            --         2,025,000

  Issuance of 6,535,493 shares of
      common stock as payment
      of indebtedness and expenses      6,535,493          65,355       2,719,712            --         2,785,067

Net loss                                     --              --              --        (4,200,488)      4,200,488)
                                       ----------    ------------    ------------    ------------    ------------

Balance at September 30, 1998          39,945,826    $    399,458    $ 17,213,485    $(19,464,010)   $ (1,851,067)
                                       ============  ============    ============    ============    ============





                            See accompanying notes.


                               CELSION CORPORATION

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


                                                               1998           1997            1996
                                                            -----------    -----------    -----------

 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $(4,200,488)   $(3,051,889)   $(1,933,471)
  Noncash items included in net loss:
    Funds held under investment contract used
      for cosmetic division expenses                               --           40,000        471,000
    Depreciation and amortization                                24,291         24,169         18,545
    Bad debt expense                                               --          120,865         51,397
    Loss on disposal of property and equipment                   45,180           --             --
    Gain on disposition of investment in Ardex
      Equipment, L.L.C                                             --             --          (17,009)
    Write-off of obsolete inventory                             287,682           --             --
    Write-off of Ardex Equipment - note receivable
      and accrued interest                                         --          438,803           --
    Common stock issued for operating expenses                  796,745        297,542          9,000
  Net changes in:
    Accounts receivable                                           4,079         (2,421)       (68,631)
    Inventories                                                    --          (58,789)        45,327
    Accrued interest receivable - related parties                  --          (33,470)        (5,333)
    Prepaid expenses                                              5,430         (6,538)         6,000
    Other current assets                                         10,085           --           (1,204)
    Accounts payable and accrued interest payable               903,900        837,172         25,445
    Accrued compensation                                        168,732        145,256       (166,039)
    Accrued professional fees                                  (156,300)       179,950         74,852
    Other accrued liabilities                                    (1,865)       (85,401)        27,533
                                                            -----------    -----------    -----------

         Net cash used in operating activities               (2,112,529)    (1,154,751)    (1,462,588)
                                                            -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Rescission of investment in Ardex Equipment, L.L.C               --             --          100,000
  Purchases of patent licenses                                  (10,000)          --         (100,000)
  Purchase of property and equipment                            (21,935)        (3,807)       (10,256)
  Funds returned - investment contract                             --             --          139,000
                                                            -----------    -----------    -----------

         Net cash (used) provided by investing activities       (31,935)        (3,807)       128,744
                                                            -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                    50,000        615,000      1,205,000
  Payment on notes payable - related parties                    (63,240)       (24,020)       (48,973)
  Payment on notes payable - other                              (79,254)       (95,000)        (2,000)
  Payment on capital lease obligation                              (475)          --             --
  Proceeds of stock issuances                                 2,025,000        683,000        419,510
                                                            -----------    -----------    -----------

         Net cash provided by financing activities            1,932,031      1,178,980      1,573,537
                                                            -----------    -----------    -----------

NET (DECREASE) INCREASE IN CASH                                (212,433)        20,422        239,693

CASH AT BEGINNING OF YEAR                                       267,353        246,931          7,238
                                                            -----------    -----------    -----------

CASH AT END OF YEAR                                         $    54,920    $   267,353    $   246,931
                                                            ===========    ===========    ===========

                            See accompanying notes.


                              Celsion Corporation

                      Statements of Cash Flows (Continued)
             For the Years Ended September 30, 1998, 1997 and 1996




                                                                1996           1998          1997
                                                            -----------   ------------   ---------


Schedule of noncash investing and financing transactions:
   Acquisition and rescission of a 9.5% interest
      in the Aestar Fine Chemical Company in
      exchange for 16,000,000 shares of
      common stock                                          $      --     $ (8,000,000)  $    --
                                                            ===========   ============   =========

   Conversion of accounts payable, debt and accrued
      interest payable through issuance of common stock     $ 1,988,322   $    854,826   $ 132,067
                                                            ===========   ============   =========

   Equipment repossessed for internal use                   $      --     $     30,000   $    --
                                                            ===========   ============   =========

Acquisition of equipment:
   Cost of equipment                                        $     7,277   $       --     $    --
   Capital lease payable                                         (7,277)          --          --
                                                            -----------   ------------   ---------

   Cash down payment for equipment                          $      --     $       --     $    --
                                                            ===========   ============   =========

   Payment on notes payable:
      Decrease in notes payable                             $    16,670   $       --     $  25,223
      Offset of accounts receivable                             (16,670)          --       (25,223)
                                                            -----------   ------------   ---------

        Net cash paid                                       $      --     $       --     $    --
                                                            ===========   ============   =========

Rescission of investment in Ardex Equipment,
   L.L.C. in exchange for notes receivable                  $      --     $       --     $ 400,000
                                                            ===========   ============   =========

Cash paid during the year for:
   Interest                                                 $   103,470   $       --     $  45,000
                                                            ===========   ============   =========

   Income taxes                                             $      --     $       --     $    --
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

4.  ACCOUNTS RECEIVABLE

           Accounts receivable consist of the following:

                                                                                     1998                    1997
                                                                                  ---------                --------

                      Trade receivables                                           $   1,812                  $4,431
                      Related party receivables:
                        Microfocus                                                   -                        1,460
                                                                                  ---------                --------

                                                                                  $   1,812                $  5,891
                                                                                  =========                ========

5.       INVENTORIES

           Inventories are comprised of the following at September 30:

                                                                                      1998                  1997
                                                                                  ---------                --------

                      Materials                                                   $   5,059                $235,748
                      Work-in-process                                                 -                      16,990
                      Finished products                                              37,000                  77,003
                                                                                  ---------                --------

                                                                                  $  42,059                $329,741
                                                                                  =========                ========

             During the year ended September 30, 1998, management completed a thorough review of all its components inventory. As a result of this review the Company identified and wrote off approximately $287,000 of parts and components inventory acquired in the course of developing older equipment now considered to be obsolete. This includes approximately $175,000 of components and parts acquired in the course of developing the Company's older equipment, which was deemed unusable in the Company's newer models that incorporate advanced microwave technology, and $112,000 of replacement parts inventory for older equipment sold in prior years by the Company which was determined to have no appreciable market value because of absence of demand. The write off of $175,000 is included in research and development expenses and the write off of $112,000 is included in operating expenses.

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

                                      F-11

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


7.  NOTES PAYABLE - OTHER

            Notes payable - other consist of the following as of September 30:


                                                                                1997         1998
                                                                             ----------   ----------

Senior  secured  convertible  notes, resulting  from  private  placement offerings in July 1996 and June 1997, accruing interest at 8% per annum
  The notes are secured by the Company's common stock held by an executive officer. The notes matured December 31,
  1997.                                                                      $     --     $1,169,800

Term note with interest accruing at 24% per annum,
  compounded monthly.  The note matured April 30, 1996                          114,778      112,031

Term note with accrued interest payable each month
  at 12% per annum.  The note is secured by inventory
  and property.  The note matured December 18, 1997                              18,000      200,000
                                                                             ----------   ----------

                                                                             $  132,778   $1,481,831
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

11.   LOSS ON COSMETICS DIVISION

            During 1995, the Company issued 20,000,000 shares of common stock to an investor which enabled the investor to obtain a majority interest in the Company by recapitalizing the Company through this investment of $2,000,000 in cash and an $8,000,000 interest in a foreign corporation. In connection with this recapitalization, the Company agreed to the initiation of the development of a cosmetics division and to the investment of excess funds in an investment contract. During the year ended September 30, 1996, this agreement was rescinded and the Company recognized a loss on the cosmetics division in the amount of $471,000. Additionally as a result of the rescission agreement, the balance of the investment contract of $40,000 was written-off in the year ended September 30, 1997.

12.  INCOME TAXES

            A reconciliation of the Company's statutory tax rate to the effective rate for the years ended September 30 is as follows:

                                                              1998              1997           1996
                                                             -----             -----          -----


           Federal statutory rate                             34.0%             34.0%          34.0%
           State taxes, net of federal tax benefit             4.6               4.6            4.6
           Valuation allowance                               (38.6)            (38.6)         (38.6)
                                                             -----             -----          -----

                                                                .0%               .0%            .0%
                                                             =====             =====          =====

            As of September 30, 1998, the Company had net operating loss carryforwards of approximately $18,000,000 for federal income tax purposes that are available to offset future taxable income through the year 2018.

            The components of the Company's deferred tax asset for the years ended September 30 is as follows:

                                                    1998             1997
                                                    ----             ----

            Net operating loss carryforwards    $6,952,000       $5,330,000
            Valuation allowance                 (6,952,000)      (5,330,000)
                                               -----------      ------------

                                                $    --          $    --
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

            A summary of the Company's stock option activity and related information for the years ended September 30, 1998 and 1997 is as follows:

                                                                 1998                            1997
                                                      --------------------------         --------------------------
                                                                     Weighted                             Weighted
                                                        Common       Average               Common         Average
                                                        Stock        Exercise               Stock          Exercise
                                                       Options        Price                Options          Price
                                                       ---------    ---------              ---------      ---------
      Outstanding at beginning of year                 3,565,000        $.38               3,050,000         $.34
        Granted                                            --            .00                 515,000          .61
        Exercised                                       (125,000)        .45                   --             .00
        Expired/canceled                                (695,000)        .25                   --             .00
                                                       ---------        ----               ---------         ----

      Outstanding at end of year                       2,745,000        $.41               3,565,000         $.38
                                                       =========        ====               =========         ====

           Additionally, the Company has issued warrants to purchase the Company's stock as follows:


                                                                 1998                               1997
                                                      --------------------------           ------------------------
                                                                     Weighted                             Weighted
                                                        Common       Average               Common         Average
                                                        Stock        Exercise               Stock          Exercise
                                                       Warrants       Price                Warrants          Price
                                                       ---------    ---------              ---------      ---------

      Outstanding at beginning of year                 3,276,818        $.35               2,218,035         $.29
        Issued                                         4,582,165         .52               1,058,783          .48
                                                       ---------        ----               ---------         ----

      Outstanding at end of year                       7,858,983        $.45               3,276,818         $.35
                                                       =========        ====               =========         ====


           The following summarizes information about options and warrants at September 30, 1998:

                                                                                               Options/
                                                Options/Warrants Outstanding             Warrants Exercisable
                                                ----------------------------             --------------------
                                                 Weighted Average        Weighted                      Weighted
                  Range of                             Remaining           Average                       Average
              Exercise Prices          Number     Contractual Life    Exercise Price    Number      Exercise Price
              ---------------          ------     ----------------    --------------    ------      --------------
              $0.22 - $3.00        10,603,982        3.77 years           $.44         7,060,731         $.41



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

                                                                    1998               1997                  1996
                                                              ---------------     ---------------     ---------------
                Net loss                                         $(5,272,699)        $(3,476,159)       $(2,708,362)
                Net loss per common share - basic                   (.12)                (.12)              (.07)

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
                                               ---------

                                                $125,008
                                                ========

           Total amounts charged to rent expense for 1998, 1997 and 1996 were $75,018, $64,594 and $55,982, respectively.