Form 10-K
period 1999-09-30
CELSION CORP
filed 1999-12-29
CIK 749647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended September 30, 1999

                                       or

[ ]

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to
                                        -----------   ---------

                        Commission file number 000-14242

                              CELSION CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

             Maryland                              52-1256615
             --------                              ----------
   State or other jurisdiction of        (I.R.S.  Employer Identification No.)
   incorporation or organization

                 10220-I Old Columbia Road
                    Columbia, Maryland                             21046-1705
                    ------------------                             ----------
               (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:           (410) 290-5390
                                                              ---------------
Securities registered pursuant to Section 12(b) of the Act:         None:
                                                                    -----

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of December 9, 1999, 53,580,448 shares of the Registrant's Common Stock were issued and outstanding. As of December 9, 1999, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $43,894,740 based on the closing price for the Registrant's Common Stock as quoted on the Over-the- Counter Bulletin Board.

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

Breast Cancer Treatment

         Current Treatment for Breast Cancer

         According to statistics published in the American Cancer Society's A Cancer Journal for Clinicians, there were an average of 183,000 newly diagnosed breast cancer cases in each of the years from 1995 through 1997, and breast cancer is one of the leading causes of death among U.S. women. This form of cancer is presently treated by mastectomy, the surgical removal of the entire breast, or by lumpectomy, the surgical removal of the tumor and surrounding tissue. Both procedures are often followed by radiation therapy or chemotherapy. In addition, the more severe forms of surgical intervention for breast cancer can result in disfigurement and a need for extended prosthetic and rehabilitation therapy.

         Heat Therapy in Conjunction with Radiation; Earlier Celsion Equipment

         Heat therapy (also known as hyperthermia or thermotherapy), is an historically recognized method of treatment of various medical conditions, and heat therapy has been used in the past to treat malignant tumors in conjunction with radiation and chemotherapy. As summarized in the Fourth Edition of Radiobiology for the Radiologist, published in 1994 by J.B. Lippincott Company, in 24 independent studies on an aggregate of 2,234 tumors, it was reported that treatment consisting of heat plus radiation resulted in an average doubling of the complete response rate of tumors, compared to the use of radiation alone, with the complete response rate being defined as the total absence of a treated tumor for a minimum of two years. Comparable increases in the complete response rate were reported to have occurred with the use heat combined with chemotherapy. In addition, it has been demonstrated on numerous occasions that properly applied heat, alone and without the concurrent use of radiation, can also kill cancer cells.

         In 1989, Celsion obtained pre-marketing approval from the Food and Drug Administration ("FDA") for its microwave-based Microfocus 1000 heat therapy machine for use on surface and subsurface tumors in conjunction with radiation therapy. Until 1995, the Company marketed its Microfocus 1000 units for such use in 23 countries, but microwave heat therapy was not widely accepted in the U.S. medical community as an effective cancer treatment. Moreover, due to the limitations of microwave technology available at that time, it was difficult to deliver a controlled amount of heat to internal tumors without burning surrounding healthy tissue.

         New Microwave Technology from MIT

         In 1993, the Company began working with researchers at Massachusetts Institute of Technology ("MIT") who had developed, originally for the U.S. Defense Department, the microwave control technology known as adaptive phased array or APA. This technology permits properly designed microwave equipment to focus and concentrate energy targeted at diseased tissue areas deep within the body and to heat them selectively, without adverse impact on surrounding healthy tissue. In 1996, MIT granted the Company an exclusive worldwide license to use this technology for medical applications, and Celsion concentrated its efforts on developing a second generation of Microfocus equipment capable of focusing microwave energy on specific tissue areas. Celsion has now incorporated the APA technology in its second-generation microwave therapy equipment.

         Celsion Breast Cancer Treatment System

         Using the APA technology, Celsion has developed a prototype breast cancer treatment system intended to destroy localized breast tumors through the application of heat alone. The system consists of a microwave generator and conductors, a computer and computer software programs which control the focusing, application and duration of the thermotherapy, and a specially designed patient treatment table.

         In 1998 Celsion completed pre-clinical animal testing of its prototype system at the Massachusetts General Hospital, a teaching hospital for Harvard Medical School in Boston, Massachusetts. Using breast tissue-equivalent phantoms and tumors in live animals, such studies verified that Celsion's system is capable of selectively heating tumors at temperatures up to 46 (degrees) Celsius without damage to surrounding healthy tissues. Such high temperatures maintained for 8-10 minutes can cause complete tumor necrosis leading to the death of viable cancer cells within the tumor and in its immediate vicinity. A second prototype clinical breast cancer treatment system at Oxford University in England was used to demonstrate successfully the ability of the Celsion equipment to focus heat deep into animal tissue at precise locations and in a small target area. In the Company's view, such animal tests demonstrate that it is possible to ablate (kill) tumors by heat alone and without the use of radiation.

         Testing and FDA Approval Process

         The Company has obtained an Investigational Device Exemption ("IDE") for the new equipment from the FDA, and has also obtained approval to commence Phase I human trials at Harbor UCLA Medical Center in Torrance, California and Columbia Hospital, West Palm Beach, Florida. The procedure for which Celsion's equipment is being clinically tested will be performed on female breast tumors on a minimally invasive basis and is expected to require a single application of precisely controlled and targeted heat. Patient testing has recently begun.

         Ultimate FDA approval for a device requires two phases. The purpose of Phase I testing is to show feasibility and safety and involves a small group of patients. Phase II testing may involve as many as 100 patients and is designed to show safety and efficacy. Assuming successful completion of Phase I, the Company will undertake multi-site Phase II clinical trials to obtain the necessary safety and efficacy data. If Phase II tests are successful, the Company will apply to add a "tumor ablation" indication to the existing FDA pre-marketing approval for Celsion's Microfocus equipment, denoting that the system can be used to destroy cancerous tumors and viable cancer cells within the human breast through the application of focused microwave heat energy alone. If testing and approvals proceed as planned, Celsion expects the breast cancer system will be available for marketing in 2001 through a strategic partner to be identified and selected as the approval process nears completion.

BPH Treatment System

         Benign Prostatic Hyperplasia

         Millions of aging males experience symptoms resulting from a non-cancerous urological disease in which the prostate enlarges and constricts the urethra, a condition known medically as benign prostatic hyperplasia, or "BPH". The prostate is a walnut-sized gland surrounding the male urethra that produces seminal fluid and plays a key role in sperm preservation and transportation. In many adult males, the prostate enlarges with age, and as the prostate expands, it compresses or constricts the urethra, thereby restricting the normal passage of urine. This restriction of the urethra may require a patient to exert excessive bladder pressure to urinate. Since the urination process is one of the body's primary means of cleansing impurities, the inability to urinate adequately increases the possibility of infection and bladder and kidney damage.

         Prevalence of BPH

         Because BPH is an age-related disorder, its incidence increases with maturation of the population. Industry estimates suggest that more than 17 million U.S. males aged 50 and over experience BPH symptoms and that more than 26 million men in similar age categories are affected by BPH worldwide. As the population continues to age, it is expected that the prevalence of BPH will continue to increase. It is generally estimated that approximately 50% of all men over 55 and 75% of all men over 80 will have BPH symptoms at various times. One survey of the medical urology market indicates that at least $3 billion is spent on BPH treatment annually in the U.S. and $9 billion worldwide, although Celsion believes the market may be even larger, because many men with BPH symptoms do not opt for treatment.

         Current Treatment Alternatives for BPH

         Like cancerous tumors, BPH historically has been treated by surgical intervention or by drug therapy. The primary treatment for BPH is transurethral resection of the prostate (or "TURP"), a surgical procedure in which the prostatic urethra and surrounding diseased tissue in the prostate are trimmed, thereby widening the urethral channel for urine flow. While the TURP procedure typically has been considered the most effective treatment available for the relief of BPH symptoms, the procedure has shortcomings. A large number of patients who undergo TURP encounter significant complications, which can include painful urination, infection, impotence, incontinence, and excessive bleeding. Furthermore, the cost of the TURP procedure and the related hospitalization is high, ranging from $8,000 to $12,000. Also, this high cost fails to reflect the cost of lost work time, which could amount to several weeks, and a reduction in quality of life.
         Other less radical surgical procedures are available in addition to the TURP procedure. For example, Interstitial RF Therapy and Laser Therapies are procedures which employ, respectively, concentrated radio frequency waves or laser radiation to reduce prostate swelling by cauterization of tissue instead of removal of tissue with a surgical knife. However, these procedures require puncture incisions to be made in a patient in order to insert cauterizing RF or laser probes into the affected tissue, and therefore also may involve the use of a full operating facility and anaesthesia, as well as the burning of tissue by the probes. While these procedures result in less internal bleeding and damage to the urethra compared with TURP procedures, they do not completely eliminate the adverse effects and costs associated with hospital surgery, anaesthesia and post-operative tissue recovery.

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

         Celsion BPH Treatment System

         The  Company  has  developed  a BPH  treatment  system  which  combines
Celsion's microwave thermotherapy capability with a proprietary balloon compression technology licensed from MMTC, Inc. ("MMTC"). The treatment system deals with the problem of enlarged prostates in two ways. A catheter incorporating a balloon enlargement device delivers computer-controlled transurethral microwave heating which damages and kills the enlarged prostate cells constricting the wall of the urethra. Simultaneously, the balloon device inflates and expands to press the walls of the urethra from the inside outward as the surrounding prostate tissue is heated.

         In pre-clinical animal studies, a natural "stent," or reinforced opening in the urethra of the animals tested, was shown to be formed after the combined heat plus compression treatment. Also, the system's relatively low temperature (43(degree)C to 45(degree)C) appears to be sufficient to kill prostatic cells surrounding the urethra wall, thereby creating space for the enlargement of the urethra opening; however, the temperature is not high enough to cause swelling in the urethra.

         The FDA approved an IDE for Celsion's BPH system in June 1998, and initial Phase I clinical feasibility human trials of the BPH system were completed at Montefiore Medical Center in May 1999. In the Phase I trials, the combination of computer-controlled microwave heat and balloon catheter expansion was able to increase peak flow rates and to provide immediate relief of symptoms caused by BPH. The Company has received FDA approval to conduct an expanded Phase I study to test a shortened treatment protocol. Patient testing has recently begun. Assuming additional FDA approval, Celsion will undertake multiple-site Phase II studies to collect the safety and efficacy data necessary to obtain an FDA pre-marketing approval for commercialization. If Phase II produces anticipated results, the Company intends to begin marketing the BPH system by the end of 2000, using a strategic partner to be identified and selected at that time.

         Based on its information to date, the Company believes that its BPH system, assuming continued positive clinical test results, could deliver a treatment that is performed in one hour or less on an outpatient basis, would not require post-treatment catheterization, and would deliver symptomatic relief and an increase in urinary flow rates.

Thermo-Liposomes; Duke University Technology

         Liposomes are man-made microscopic spheres with a liquid membrane, developed in the 1980's to encapsulate drugs for targeted delivery. Commercial liposomes can now encapsulate chemotherapeutic drugs, enabling them to evade destruction by the body's immune system, and allowing them to accumulate in tumors. However, with presently available technology, it often takes 18 to 24 hours for commercially available liposomes to release their drug contents to the tumors, severely limiting the clinical efficacy of liposome chemotherapy treatments.

         A team of Duke University scientists has developed heat-sensitive liposomes comprised of materials that rapidly change porosity when heated to a specific point. For application to mammalian tissue, the heat-sensitive liposomes are injected into the blood stream. As the heat-sensitive liposomes circulate repeatedly within the small arteries, arterioles, and capillaries, the drug contents of the liposomes are released in significantly higher levels in those tissue areas which have been heated for 30 to 60 minutes, than in areas that do not receive heat. In animal trials, it has been determined that 50 times the amount of drugs carried by heat-sensitive liposomes were deposited at a specific heated tissue site, as compared to conventional liposomes. Celsion has been a sponsor of this research, which is part of a larger Duke University project to develop new temperature sensitive liposomes, temperature sensitive gene promoters and related compounds.

         The Company and Duke University are pursuing further development work and pre-clinical studies aimed at using the new thermo-liposome technology in conjunction with Celsion's APA focused heat technology for a variety of applications, including cancer chemotherapy. The Company views the Duke thermo-liposome technology as a highly promising improvement in the delivery of medicines used to combat serious diseases. For example, the drugs used in chemotherapy regimens to fight cancer are often toxic when administered in large quantities, and produce nausea, vomiting, and exhaustion - all side effects of the body being poisoned. However, if such a drug can be delivered directly to a tissue area where it is needed, as opposed to being distributed through the entire circulatory system, the local concentration of the drug could be increased without the side effects that accompany large systemic dosing.

         On November 10, 1999, the Company entered into a License Agreement with Duke Unversity, under which Duke has granted the Company exclusive rights (subject to certain exceptions) to commercialize and use Duke's patented thermo-liposome technology. See "Business -- License Agreements and Proprietary Rights - Duke University"

Sloan-Kettering / Celsion  - Heat-Activated Gene Therapy Compounds

         Celsion has also been working with Memorial Sloan-Kettering Cancer Center ("Sloan-Kettering") on the development of a thermo-genetic technology for cancer treatment that employs a heat-activated, genetic modifier. The modifier is designed to improve the effectiveness of, and lower the treatment dose for, chemotherapy, heat, and radiation treatment of localized cancers, by suppressing the action of the protein responsible for DNA damage repair in tumor cells. Once heated, the genetic modifier multiplies rapidly in the cancer cells. The genetic modifier deletes the repairing protein from the cancer cells, rendering them temporarily incapable of reversing DNA damage incurred during chemotherapy, heat, and radiation treatment. Preclinical studies in vitro suggest that the genetic modifier has the potential to significantly reduce the levels of a radiation or chemotherapy dose required to destroy a tumor, thus decreasing the toxicity and associated side effects of such treatment on other areas of the body.

         Celsion and scientists from Sloan-Kettering are planning to conduct initial preclinical tests to evaluate the safety and efficacy of the modifier technology in an animal model. Celsion has been holding discussions with Sloan-Kettering on finalizing terms and conditions for an exclusive license agreement for such modifier technology. See "Business - License Agreements and Proprietary Rights - Sloan-Kettering"

Development, Marketing and Sales Strategy

         Celsion is not currently engaged in marketing and sales, and is focusing its activities on the development and testing of its products. The Company's strategic plan is based upon (i) its expertise and experience in the medical application of focused microwave heat and (ii) its relationships with and license rights from its institutional research partners. Celsion's goal has been to employ these resources to develop minimally-invasive or non-invasive, non-toxic treatment technologies with efficacy significantly exceeding that available from other sources. Using its management and staff, scientific advisory personnel, and available financial resources, Celsion is focusing its efforts on the following goals:

         Short-Term Goals; 12 to 24 Months

         1. Completing the development, testing, and commercialization of its second-generation technology for the eradication of cancerous breast tumors when used alone or combined with radiation or chemotherapy;

         2. Completing the clinical testing and commercialization of its BPH treatment system; and

         3. Pursuing the development and testing of targeted drug delivery via heat sensitive liposomes for the purpose of concentrating chemotherapeutic drugs at tumor sites.

         Longer-Term Goals; 18 Months and Longer

         4.       Continuing   with  the   development   of  gene   therapy   to
                  significantly improve the effectiveness of radiation and chemotherapy on tumors; and

         5. Initiating, either alone or with partners, the development of cost-effective enhancements and variations of its technology base. These include a version of its Microfocus equipment for treating prostate and other cancers, and additional potential applications for heat-sensitive liposome therapy and heat-activated gene therapy in the treatment of inflammatory, infectious and genetic diseases.

         Assuming successful completion of its product development efforts, the Company plans to place its new products with hospitals, clinics, health maintenance organizations and pharmaceutical companies at modest initial cost. The emphasis of the Company's marketing strategy for its breast cancer and BPH systems will be to create ongoing cash flow by selling disposable medical procedure kits for each patient use and by charging a per-usage fee to recoup its costs and generate profits. The Company intends to stimulate demand for its treatment systems by educating patients through various forms of media publicity, consistent with FDA regulations.

         The Company's planning anticipates that, in the near term (up to 24 months), the source of the Company's revenues will be its proprietary technology for BPH and for treatment of breast cancer and deep-seated tumors through the use of focused microwave heat therapy equipment, after the necessary testing and regulatory approval processes are completed. The Company intends to generate initial sales through a combination of direct marketing and development of marketing alliances.

         In the longer term (from 18 months to 36 months and beyond), the Company will seek to generate new revenue streams from its current development work with Duke University in targeted drug delivery systems and with Sloan-Kettering in gene therapy. It is anticipated that such revenues will come from the licensing of such technology to pharmaceutical manufacturers and major institutional health care providers who would employ these technologies to deliver drug regimens or gene therapy throughout the body. Also, since such technology is designed to be used in conjunction with the Company's APA-improved microwave equipment, the Company expects that the acceptance of such technology will mean demand for such equipment, which, in turn, is expected to created equipment sales revenues. To prepare for future marketing of its heat sensitive drug delivery systems, the Company intends to explore the possibilities of forming alliances with pharmaceutical companies, major hospitals and health maintenance organizations.

License Agreements and Proprietary Rights


         The Company owns no patents. Through the Company's license agreements with MIT, MMTC, Haim Bitcher Cancer Institute and Duke University, the Company has exclusive rights within defined fields of use to various U.S. patents. The patents relate to the cancer equipment and to the BPH equipment. The patents expire at various times from May, 1999 to November, 2014. The Company, in conjunction with the patent holders, has filed or intends to file international applications for certain of the U.S. patents. A summary of the Company's various agreements follows.

         MIT

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

         MMTC

         The Company's exclusive rights under the MMTC license agreements extend for the life of MMTC's patents. The patent terms expire at various times from May 2011 to November 2014. The MMTC license agreement contains, license fee, royalty and/or research support provisions, testing and regulatory milestones, and other performance requirements which the Company must meet by certain deadlines with respect to the use of the licensed technologies.

         Duke University

         On November 10, 1999, the Company entered into a License Agreement with Duke Unversity, under which Duke has granted the Company exclusive rights (subject to certain exceptions) to commercialize and use Duke's thermo-liposome technology. The license is for a term which is the longer of 20 years or the end of any term for which any relevant patents are issued by the U.S. Patent and Trademark Office, and includes the right to sublicense. For portions of the technology, Celsion's rights are worldwide, and, for various patent rights, the license covers the United States, Canada, the United Kingdom, France, Germany and Japan, and other countries in which Celsion desires to seek patent protection, provided that Celsion will be responsible for the costs of obtaining such protection.

         The License Agreement contains annual royalty and minimum payment provisions, and also requires the Company to make milestone-based royalty payments measured by such events as product development stages, FDA applications and approvals, foreign marketing approvals and achievement of significant sales. However, in lieu of such milestone-based cash payments, Duke has agreed to accept shares of Celsion Common Stock to be issued in installments at the time each milestone payment is due, with each installment of shares to be calculated at the average closing price of the Common Stock during the 20 trading days prior to issuance. The total number of shares issuable to Duke under such provisions is subject to adjustment in certain cases, and Duke has "piggyback" registration rights for public offerings taking place more than one year after the effective date of the License Agreement. As a result of the foregoing provisions, the Company expects that, over time, Duke University will become a significant shareholder of Celsion.

         Sloan-Kettering

         Under the Company's research agreement with Sloan-Kettering, the Company had an option to negotiate the terms of an exclusive license agreement to commercialize the results of the Sloan-Kettering research sponsored by Celsion concerning patented thermo-genetic modifier technology. Celsion exercised its option to commence such negotiations on November 9, 1999, and has until February 9, 2000 to negotiate the terms of a final license agreement. Celsion has been holding discussions with Sloan-Kettering on such terms, and anticipates that the terms will be finalized by the February 9, 2000 expiration date.

         In addition to the rights available to it under completed or pending license agreements, the Company also relies upon its own proprietary know-how and experience in the development and use of microwave thermotherapy equipment, which it seeks to protect, in part, through proprietary information agreements with employees, consultants and others. The Company cannot guarantee that such information agreements will not be breached, that the Company would have adequate remedies for any such breach or that such agreements, even if fully enforced, would be adequate to prevent third party use of the Company's proprietary technology. Similarly, the Company cannot guarantee that technology rights licensed to the Company by others will not be successfully challenged or circumvented by third parties, or that the rights granted will provide adequate protection to the Company. The Company is aware of patent applications and issued patents belonging to other companies, and it is uncertain whether any of these, or patent applications filed of which the Company may not have any knowledge, will require the Company to alter its potential products or processes, pay licensing fees, or cease certain activities.

Manufacturing  of Products

         The Company believes it is best suited to conduct basic research and development activities, to pursue a prototype product through clinical testing and regulatory approval, and to market the final product. The Company does not intend to engage in manufacturing, but intends to out source the manufacture of final commercial products, components and disposable patient use kits. Based on past experience, the Company does not anticipate any significant obstacles in identifying and contracting with qualified suppliers and manufacturers.

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

         With the increasing use of managed care and capitation as a means to control health care costs in the United States, the Company believes that physicians may view the Company's products as a tool to treat efficaciously BPH and cancer patients at a lower total cost, thus providing them with a competitive advantage when negotiating managed care contracts. This is especially important in the United States, where a significant portion of the aging Medicare population appears to be moving into a managed care system.

          Subject to regulatory approval for the Deep Focused Heat Systems to treat cancer and the new Microfocus BPH System to treat BPH, it is anticipated that physicians will submit insurance claims for reimbursement for the procedure to third party payers, such as Medicare carriers, Medicaid carriers, HMOs, and private insurers. In the United States, third party reimbursement is generally available for existing therapies used to treat cancer and BPH. The availability and level of reimbursement from such payers for the use of the Company's new Deep Focus Heat Systems and the new Microfocus BPH System will be a significant factor in the Company's ability to commercialize these systems.

         The Company believes that new regulations regarding third party reimbursement for certain investigational devices in the United States will allow it to pursue early reimbursement from Medicare with individual clinical sites prior to receiving FDA approval. However, the Company believes that FDA approval will be necessary to obtain a national coverage determination from Medicare. The national coverage determination for third party reimbursement will depend on the determination of the United States Health Care Financing Administration ("HCFA"), which establishes national coverage policies for Medicare carriers, including the amount to be reimbursed, for coverage of claims submitted for reimbursement related to specific procedures. Private insurance companies and HMOs make their own determinations regarding coverage and reimbursement based upon "usual and customary" fees. Reimbursement experience with a particular third party payer does not reflect a formal reimbursement determination by the third party payer.

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

United States Regulation

         In the United States, the FDA regulates the sale and use of medical devices, which include the Company's thermotherapy systems for both cancer and BPH. A company introducing a medical device in the United States must go through a two-step process. The company must first obtain an IDE permit from the FDA. An IDE is granted upon the manufacturer's adequately demonstrating the safety and feasibility of the device for patient use. Receipt of the IDE allows the use of the device on patients for the purpose of obtaining safety and efficacy confirmation. An FDA pre-marketing approval is granted upon compilation of sufficient clinical data to establish safety and efficacy for the indicated use of the device. This process is not only time consuming but is also expensive. Obtaining pre-marketing approval is a significant barrier to entry into the thermotherapy market. Firms which lack pre-marketing approval face significant impediments to the successful marketing of their thermotherapy equipment because, under applicable regulations, customers can only obtain reimbursement from Medicare, Medicaid and health insurers for treatment with products which have received such pre-marketing approval.

         The Federal Communications Commission (the "FCC") regulates the frequencies of microwave and radio-frequency emissions from medical and other types of equipment to prevent interference with commercial and governmental communications networks. The frequency of 915 MHZ has been approved by the FCC for medical applications, and machines utilizing that frequency do not require shielding to prevent interference with communications. The Company's Microfocus and BPH treatment products utilize the 915 MHZ frequency.

         In December 1984, the HCFA approved reimbursement under Medicare and Medicaid for thermotherapy treatment when used in conjunction with radiation therapy for the treatment of surface and subsurface tumors. At this time, most of the large medical insurance carriers in the United States have approved reimbursement for such thermotherapy treatment under their health policies. Thermotherapy treatment administered using equipment which has received pre-marketing approval is eligible for such reimbursement.

         The Company and its facilities are subject to inspection by the FDA at any time to insure compliance with FDA regulations in the production and sale of medical products. The Company believes that it is substantially in compliance with FDA regulations governing the manufacturing and marketing of medical devices. The Company previously received pre-marketing approval from the FDA for its original Microfocus 1000 cancer treatment equipment for treatment of surface and sub-surface tumors in conjunction with radiation therapy. The Company has also received a supplemental pre-marketing approval to add the APA technology from MIT to the Microfocus 1000 equipment. The Company is seeking a new indication of use to enable its improved Microfocus equipment with APA to be used for breast tumor ablation using heat alone. In connection with this new indication of use, the Company has received Phase I approval from the FDA to conduct clinical trials.

         Celsion has also received approval to conduct an expanded Phase I study using its BPH treatment system. The purpose of the expanded Phase I study is to test a revised protocol, which is intended both to significantly shorten the BPH treatment time for each patient application and to lower the manufacturing cost for a disposable device used during the treatment.

Regulation of Foreign Sales

         Sales of medical devices outside of the United States are subject to United States export requirements and foreign regulatory controls. Export sales of investigational devices that are subject to PMA requirements and have not received FDA marketing approval generally may be subject to FDA export permit requirements under the Federal Food, Drug and Cosmetic Act ("FDC Act") depending upon, among other things, the purpose of the export (investigational or commercial) and on whether the device has valid marketing authorization in a country listed in the FDA Export Reform and Enhancement Act of 1996. In order to obtain such a permit, when required, the Company must provide the FDA with documentation from the medical device regulatory authority of the country in which the purchaser is located, stating that the device has the approval of such country. In addition, the FDA must find that export of the device is not contrary to public health and safety of such country.

         The Company sold its original product, Microfocus 1000, in approximately 23 countries in Asia, Europe, and South America. Meeting the registration requirements within these countries has been the responsibility of the distributors in each of these countries. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. The timing for obtaining such approvals is not presently known.

Competition

         (1)      Thermotherapy For Cancer

         The Company believes that there are at least six other domestic firms, as well as a number of foreign firms, producing, or designing and intending to produce, thermotherapy systems to treat cancer. Of those firms, at least four have obtained PMA for their machines and several have obtained IDE for their machines. Some, and possibly all of those firms, have greater resources than those which the Company now has or may reasonably be expected to have in the near future. Other firms not presently in competition with the Company may decide to produce thermotherapy systems which compete with those of the Company. At least some of those firms may reasonably be expected to have resources greater than those of the Company. As acceptance of thermotherapy as a cancer treatment increases, the Company expects that the competition will also increase. The two main competitors of the Company are BSD Medical Corporation in Salt Lake City, Utah ("BSD"), and Labthermics Technology, Inc. in Champaign, Illinois ("Labthermics"), each of which manufactures thermotherapy machines competitive with the Company's current Microfocus 1000. The major factors in competition for sales of thermotherapy equipment are product performance, product service, and product cost. The system manufactured by BSD uses microwave technology. Labthermics uses ultrasound technology to heat the cancer site.

         BSD received its FDA approval in 1983 and was allowed to begin marketing its system at that time. To date, BSD has sold approximately 200 thermotherapy systems worldwide and has a much larger presence in the thermotherapy market than has the Company.

         (2)      Thermotherapy For Prostatic Diseases

         The Company believes there are as many as 10 companies in the USA and as many as 15 companies worldwide that are planning to enter or already active in the prostatic device market marketplace.

         In 1996, the FDA for the first time approved a microwave-based BPH treatment device manufactured by EDAP Technomed, Inc. ("Technomed"), called "Prostatron." In addition, Urologix and Dornier recently received FDA approval on their BPH systems. These approvals should enhance market acceptance of microwave BPH treatment systems both in the United States and abroad, but gives Technomed a competitive advantage of being first to the market in the United States. The Company's new BPH system has not been approved by the FDA for sale in the United States. The Company has obtained an IDE approval from the FDA for conducting clinical trials of the Company's BPH system at the Montefiore Medical Center.

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

Employees

         The Company utilizes the services of 16 individuals on a regular basis, including seven full-time employees and nine full or part-time consultants. In addition, Celsion's Scientific Advisory Board actively assists the Company's management with advice on numerous projects. None of the Company's employees is represented by a collective bargaining organization, and the Company considers its relations with its employees to be good.


ITEM 2.           PROPERTIES

         The Company's facilities consists of approximately 6,000 square feet of administrative office, laboratory and workshop space at 10220-I Old Columbia Road, Columbia, Maryland 21046-1705. The Company leases the premises from an unaffiliated party under a three- year lease which will expires May 31, 2000. Monthly rent is $5,887.07

ITEM 3.           LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not have a stockholders meeting during the fiscal year ended September 30, 1999.

                                     PART II


ITEM 5.           MARKET FOR REGISTRANT'S COMMON
                  EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the over-the-counter market. Prices for the Company's shares are quoted in the Electronic Bulletin Board operated by NASDAQ. The quotations set forth below do not include retail markups, markdowns or commissions, and may not necessarily represent actual transactions. There were approximately 1,208 holders of record of the Common Stock as of December 8, 1999. The Company has never paid cash dividends on its stock and does not expect to pay any cash dividends in the foreseeable future.


                                                                  September 30
                                                                  ------------

                    Period                              1998                          1999
                    ------                              ----                          ----
                                                 High            Low          High           Low
                                                 ----            ---          ----           ---
1st Quarter (Oct.1 to Dec. 31)                   1.13           0.75          0.34          0.23
2nd Quarter (Jan. 1 to March 31)                 1.03           0.69          2.26          0.25
3rd Quarter (April 1 to June 30)                 0.90           0.36          0.84          0.75
4th Quarter (July 1 to Sept.  30)                0.52           0.21          1.21          0.81

Issuance of Shares Without Registration

         During the fourth quarter of the fiscal year ended September 30, 1999, the Company issued the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act"):

         1. On August 21, 1999, the Company called its Series 700 Warrants for redemption pursuant to the terms thereof. The Series 700 Warrants had previously been issued in a private placement offering to accredited investors under Regulation D, and permitted the holders to purchase shares of Common Stock at an exercise price of $0.50 per share. In response to the redemption call, holders elected to exercise their warrants to the extent of 2,293,000 shares of Common Stock. As a result, the Company received total proceeds of $1,146,500 and issued a total of 2,293,000 shares of Common Stock to the exercising warrant holders. The shares issued to such holders were endorsed with the Company's standard restricted stock legend, and a stop transfer instruction was recorded by the transfer agent. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

         2. During the quarter, the Company issued 15,400 shares to a finder in lieu of paying a cash finder's fee of $7,700. The shares issued to the finder were endorsed with the Company's standard restricted stock legend, and a stop transfer instruction was recorded by the transfer agent. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

         3. The Company issued a total of 187,500 shares of Common Stock upon the exercise of certain options and warrants, for a total cash consideration of $46,875 or an exercise price of $0.25 per share. The shares issued to the holders of such options and warrants were endorsed with the Company's standard restricted stock legend, and a stop transfer instruction was recorded by the transfer agent. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

         4. During the quarter, the Company issued a total of 66,666 shares to its current directors in lieu of cash fees for services rendered as directors during the prior fiscal year. In addition, the Company issued 50,000 shares to a non-director consultant for services performed over the past two years. All of such shares were valued at a total of $83,613. The shares issued to the directors and non-director consultant were endorsed with the Company's standard restricted stock legend, and a stop transfer instruction was recorded by the transfer agent. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.


ITEM 6.           SELECTED FINANCIAL DATA

         The following table contains certain financial data for the Company for the five fiscal years ended September 30, 1999 is qualified in its entirety by, and should be read in conjunction with, the Company's Financial Statements and the related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                                 Year Ended September 30,
                                                                                 ------------------------

                                                1995           1996              1997            1998             1999
                                            ------------    ------------    ------------    ------------    ------------
Statement of Operations Data:
Revenues:
     Product Sales (Net)                    $    157,618    $     74,006    $    121,257    $    174,182            --
     Research  and development contracts            --              --              --              --              --
                                            ------------    ------------    ------------    ------------    ------------

Total revenues                              $    157,618    $     74,006    $    121,257    $    174,182            --
Cost of sales                                     67,350          64,406          46,734         136,500            --
                                            ------------    ------------    ------------    ------------    ------------

Gross profit on product sales                     90,268           9,600          74,523          37,682            --
                                            ------------    ------------    ------------    ------------    ------------
Other costs and expenses:
     Selling, general and  administrative      1,386,854       1,321,361       2,283,245       2,515,822       1,371,161
     Research  and development                    18,546          94,012         185,974       1,534,872       1,019,941
                                            ------------    ------------    ------------    ------------    ------------

Total operating expenses                       1,405,400       1,415,373       2,469,219       4,050,694       2,391,102
                                            ------------    ------------    ------------    ------------    ------------
(Loss) from  operations                       (1,315,132)     (1,405,773)     (2,394,696)     (4,013,012)     (2,391,102)
                                            ------------    ------------    ------------    ------------    ------------
Other income (expense)                             8,620        (442,192)       (471,631)         11,870          15,744
     Interest income (expense)                   (90,805)        (85,506)       (185,562)       (199,346)        (60,834)
                                            ------------    ------------    ------------    ------------    ------------
Net (loss)                                  $ (1,397,317)   $ (1,933,471)   $ (3,051,889)   $ (4,200,488)   $ (2,436,192)
                                            ============    ============    ============    ============    ============
Net loss per share                          ($       .06)   ($      0.05)   ($      0.11)          (0.12)          (0.05)
                                            ============    ============    ============    ============    ============
Weighted average shares outstanding           23,466,070      39,499,650      28,386,145      34,867,001      45,900,424

                                                                          September 30,
                                                                          -------------

                                               1995             1996           1997          1998           1999
                                          ------------    ------------    ------------   ------------   ------------
Balance Sheet Data:
Working Capital                            (1,101,136)      (646,754)    (2,645,908)    (2,000,351)       906,926
Total Assets                                9,710,742      9,321,600        823,209        330,738      1,558,684
Long-term debt, less current maturities         2,000      1,213,000           --             --             --
Accumulated deficit                       (10,278,162)   (12,211,633)   (15,263,522)   (19,464,010)   (21,900,202)
Total stockholders' equity (deficit)        8,128,768      6,755,874     (2,460,646)    (1,851,067)     1,037,125



ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         Statements and terms such as "expect," "anticipate," "estimate," "plan," "believe" and words of similar import, regarding the Company's expectations as to the development and effectiveness of its technology, the potential demand for its products and other aspects of its present and future business, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, it cannot guarantee that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, but are not limited to, those set forth under "Risk Factors."

General

         Since inception, the Company has incurred substantial operating losses. The Company expects operating losses to continue and possibly increase in the near term and for the foreseeable future as it continues its product development efforts, conducts clinical trials and undertakes marketing and sales activities for new products. The Company's ability to achieve profitability is dependent upon its ability to successfully integrate new technology into its thermotherapy systems, conduct clinical trials, obtain governmental approvals, and manufacture, market and sell its new products. Major obstacles facing the Company over the last several years have included inadequate funding, a negative net worth, and the slow development of the thermotherapy market due to technical shortcomings of the thermotherapy equipment previously available commercially. The Company has not continued to market its older thermotherapy system, principally because of the system's inability to provide precise and consistent heat treatment for other than surface and sub-surface tumors.

         The operating results of the Company have fluctuated significantly in the past on an annual and a quarterly basis. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the foreseeable future and will depend on a number of factors, many of which are outside the Company's control.

Material Non-Operating Transactions and Losses in 1997

         For the year ended September 30, 1997, the Company had a non-operating loss of $(438,803) resulting from its 1996 investment in Ardex Equipment, LLC ("Ardex"). The Ardex investment arrangements were originally made with persons who were then directors of the Company and principals of Ardex, as described under "Certain Relationships and Related Transactions".

After Ardex experienced financial difficulties, the Company reviewed the financial status of Ardex and determined that the entire amount due from Ardex, including accrued interest, was uncollectible as of September 30, 1997. See Note 9 of Notes to Financial Statements.

Results of Operations

Comparison of Fiscal Year Ended September 30, 1999
to Fiscal Year Ended September 30, 1998

         There were no product sales for the year ended September 30, 1999, compared with sales of $174,182 for the year ended September 30, 1998, which represented re-orders of the Company's older equipment. Product revenues are not expected until development of the Company's second generation equipment incorporating APA technology is completed and such equipment is clinically tested and receives necessary approvals from governmental regulatory agencies.

         There was no cost of sales for the current year, as compared with the cost of sales for the year ended September 30, 1999 of $136,500.

         Research and development expense decreased substantially to $1,019,941 for the year ended September 30, 1999 from $1,534,872 for the prior year. The difference in expenditure levels reflects the fact that the major portion of development work on the Company's new equipment took place in the 1998 period. However, the Company expects research and development expenses to increase over the next several months as BPH clinical trials and Phase I breast cancer testing begin.

         Selling, general and administrative expense decreased substantially to $1,371,161 for the year ended September 30, 1999 from $2,515,822 for the previous year. The decrease was due to the absence in fiscal 1999 of the following expenses which were recorded in the earlier period: incentive stock issued to the Company's President, recorded on the Company books in the amount of $700,640; consulting fees and expenses paid to Stearns Management, a company affiliated with a former officer and director, in the amount of $195,297; legal fees in the amount of $145,000; and a write-off of approximately $112,000 of inventory stocked as replacement parts for older equipment sold in prior years by the Company.

         Due mainly to the absence of expenditures for equipment development and for clinical trials for the year ended September 30, 1999 and the decrease in executive bonus, legal, and consulting fees, the net loss decreased by $1,764,296 to $(2,436,192) from $(4,200,488) in the prior year.

Comparison of Fiscal Year Ended September 30, 1998
to Fiscal Year Ended September 30, 1997

         Product sales for the fiscal year ended September 30, 1998 were $174,182. These sales occurred due to limited re-orders of the Company's older equipment. During the prior fiscal year, gross product sales, taking returns and allowances into consideration, were $121,257. Significant product revenues are not expected until development of equipment incorporating the Company's new technologies is completed and such equipment is clinically tested and receives necessary approvals from governmental regulatory agencies.

         Cost of sales increased to $136,500 in fiscal 1998 from $46,734 in fiscal 1997. Cost of sales as a percentage of sales increased over the prior period because newer components and enhancements were added to existing inventory in conjunction with upgrading the Company's products to incorporate new technology.

         Research and development expense grew substantially to $1,534,872 in fiscal 1998 from $185,974 in fiscal 1997. During fiscal 1998, the Company increased its research and development efforts to enhance its products and to incorporate APA and other technological advances into its equipment. The increases included $ 561,238 for engineering work performed outside the Company on the breast cancer treatment device, $289,868 for animal studies for the improved BPH system, $245,976 for animal studies and other development work on the new breast cancer equipment and $76,000 for work at Duke University in connection with the development of targeted drug delivery and gene-therapy technology. In addition, after a review of the Company's inventory, approximately $175,000 of components and parts acquired in the course of developing older equipment, including slower, DOS-based electronic components, were deemed to be unusable for the development of the Company's newer models, and were therefore classified as obsolete and written off as additional research and development expense during fiscal 1998. The Company expects to continue its higher levels of expenditures for research and development in order to continue to enhance its products.

         Selling, general and administrative expense increased to $2,515,822 in fiscal 1998 from $2,283,245 in fiscal 1997. Such increased expense included a write-off of approximately $112,000 of inventory stocked as replacement parts for older equipment sold in prior years by the Company, which inventory was being carried at the lower of cost or market value and which was determined to have no appreciable market value at year-end because of the absence of demand. The remainder of the increase was attributable to a combination of somewhat higher outside consulting, advertising and administrative expenses. The Company expects selling and marketing expense to increase substantially as it completes the development and testing of its new thermotherapy systems and expands its related advertising, and promotional and marketing activities.

         Due mainly to the ramping up of research and development activities in the 1998 fiscal year, the loss from operations increased by $1,618,316 to $(4,013,012) from $(2,394,696) in the prior year. However, the increase in the 1998 loss before income taxes was not as large compared with 1997 because of the non-operating losses reflected in the earlier year as described above.

Liquidity and Capital Resources

         Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $21,900,202 at September 30, 1999. The Company has incurred negative cash flows from operations since its inception, and has funded its operations primarily through the sale of equity securities. As of September 30,1999, the Company had cash of $1,357,464 and total current assets of $1,424,058 compared with current liabilities of $517,132, resulting in a working capital surplus of $906,926. As of September 30, 1998, the Company had only $54,920 in cash and total current assets of $175,735 compared with current liabilities of $2,176,086, which resulted in a working capital deficit of $(2,200,351) at September 30, 1998. The improvement in the Company's working capital was due to several factors, including receipt of gross proceeds of approximately $2,300,000 from two private placements, the receipt of $1,146,500 from the exercise of Series 700 Warrants called for redemption, and the conversion of debt, accrued interest payable, and accrued compensation through the issuance of restricted shares of Common Stock in the total amount of $1,511,205.

The Company also received several concessions on certain accounts payable and debt previously recorded on the books of the Company. Net cash used in the Company's operating activities was $2,282,951 for the year ended September 30, 1999.

         The Company does not have any bank financing arrangements and has funded its operations in recent years primarily through private placement offerings. For all of fiscal year 2000, the Company expects to expend a total of about $4 million for breast cancer and BPH clinical testing and for corporate overhead. The foregoing amounts are estimates based upon assumptions as to the availability of funding, the scheduling of institutional personnel, the timing of clinical trials and other factors, not all of which are fully predictable. Accordingly, estimates and timing concerning projected expenditures and programs are subject to change.

         The Company expects to meet its funding needs for fiscal year 2000 through a private placement offering to accredited investors under Regulation D, which has commenced and is anticipated to be either consummated or to expire in January 2000.

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

Year  2000 Compliance

         The Company previously adopted a plan to address the potential impact of what is commonly referred to as Year 2000 or Y2K issues, concerning the inability of certain information systems to properly recognize and process dates containing the year 2000 and beyond.
           Management has undertaken assessment and testing of the Company's newer Microfocus and BPH treatment equipment, which equipment incorporates software designed to be Y2K compliant. Testing included operating such medical treatment systems by moving internal timekeeping functions beyond December 31, 1999 and printing out sufficient records to indicate full functioning of the systems beyond January 1, 2000. Similar testing has been carried out for Celsion's accounting, record-keeping and other internal computer systems, and has also indicated that such systems are fully Y2K compatible.

         Nevertheless, as a standard precautionary step, software data generated by the Company is backed-up on a daily basis. The worst case scenario, if the

Company experienced computer equipment failure due to Y2K, would be that, once the failed equipment was fixed, the backed-up data would have to be reinstalled onto any fixed system. Concerning the actual operation of the machinery, the worst case scenario would be distorted patient data recorded on the machinery's storage unit. However, the machine would continue to operate properly with distorted patient records, but would require the operator of the machinery to re-enter corrected patient information. As previously reported, the Company's older medical treatment equipment, including the Microfocus equipment sold several years ago, virtually all of which is no longer under warranty, are not date driven and are "stand alone" systems which are not required to be linked with other computers in order to function. The Company has notified users of such older equipment that they can elect either (i) to purchase from the Company, at modest cost, software upgrades to make their existing machines fully Y2K compliant and capable of printing patient records with contemporaneous Year 2000 dating, or (ii) to operate such older equipment by making a one-time entry of a date sometime before Year 2000, in which case such equipment will continue to operate but will generate records printed with an invalid date. Also as previously reported, the Company prepared and sent out a Y2K survey directed to its vendors and suppliers. On the basis of the survey and follow-up contacts by the Company, management believes that all of the Company's essential vendors and suppliers, including utilities, are Y2K compliant. The Y2K compliance of vendors who are non-essential is being followed up by the Company's Controller. At this time, Celsion's management does not foresee significant Y2K risks resulting from its dealings with vendors or suppliers. All Y2K compliance costs of the Company to date, which have been modest, have been funded and paid by it. Celsion does not anticipate incurring any further significant costs related to Y2K issues. Although the Company does not anticipate that Y2K will have a material impact on the Company's financial condition or its ability to operate at current levels, it cannot guarantee that the steps taken in preparation for the year 2000 will be sufficient to avoid any adverse impact on the Company.

Risk Factors

         Among numerous risk factors which may affect the future performance of the Company and its ability to achieve profitable operations are the following:

         Continuing Losses and Accumulated Deficit; Limited Working Capital

         Since inception, the Company's expenses have substantially exceeded its revenues, resulting in continuing losses and an accumulated deficit of $(21,900,202) at September 30, 1999, including losses of $(2,436,192) for the year ended September 30, 1999. Since the Company presently has no significant source of revenues and is committed to continuing its product research and development program, operating losses will continue until development of new products is completed and such products have been clinically tested, approved by the FDA, and successfully marketed. In addition, the Company has funded its operations for many years primarily through the sale of Company securities, and has not had sufficient working capital for its desired product development and other activities.

         Limited Revenue History and Lack of Current Revenues and Profits

         The Company previously marketed and sold its original microwave thermotherapy products which produced modest revenues from 1990 to 1994, when the Company effectively ceased marketing such older products. The Company has devoted its resources in recent years to developing a new generation of thermotherapy products, but such products cannot be marketed until clinical testing is completed and governmental approvals have been obtained. Accordingly, there is no current source of revenues, much less profits, to sustain the Company's present operations, and no revenues will be available until and unless the new products are clinically tested, approved by the FDA and successfully marketed, an outcome which the Company is not able to guarantee.

         Need for Medical Acceptance of Heat Therapy and Prior History

         In 1989 the Company received FDA pre-marketing approval for its first generation Microfocus 1000 equipment, which included a permitted use of the equipment to apply microwave-generated heat in conjunction with radiation for the treatment of surface and subsurface tumors. The FDA approval had been based on test data supplied by the Company, which indicated 50% fewer tumor reoccurrences over a two-year period in instances where microwave heat was applied along with radiation, as opposed to use of radiation alone. However, after the Company had begun to market the Microfocus 1000 in 1989, a study by the Radiation Oncology Therapy Group ("ROTG") was published in 1990, which purported to show that thermotherapy in conjunction with radiation was only marginally effective. The study was based on the use of a variety of equipment from a number of manufacturers, some custom-made, and included numerous attempts to treat tumors too large or too deep for the equipment used. Such equipment was not able to focus heat accurately on internal organs, and the study combined the relatively poor results from the use of such other equipment to treat internal tumors with the more positive results from the Company's equipment and from studies concerning surface and subsurface cancers, resulting in the study's conclusion that thermotherapy in conjunction with radiation was of questionable value. The study was widely publicized, and the U.S. Healthcare Financing Administration subsequently established a low medical reimbursement rate for all thermotherapy equipment designed to be used in conjunction with radiation. Such low reimbursement rate effectively hampered sales of the Microfocus 1000 in the U.S. Despite the RTOG study results, the Company was able to market its Microfocus systems in Europe and Asia and derived modest revenues from continuing sales of the product until 1995.

         In 1996, overseas studies conducted at Hammersmith Hospital in London on breast cancer and at the Danish Cancer Society on Melanoma in Denmark confirmed that thermotherapy in conjunction with radiation significantly increased the tumor response rate as compared to radiation alone.

         As indicated above, microwave heat therapy has not been widely accepted in the U.S. medical community as an effective cancer treatment, with or without the concurrent use of radiation. The Company believes that this has been due primarily to the inability of earlier technology to adequately focus and control heat directed at specific tissue locations and to the conclusions which were improperly drawn from the widely publicized RTOG study. While the Company feels its new technology is capable of overcoming such prior limitations, the medical community may not embrace the perceived advantages of APA-focused heat therapy without more extensive testing and clinical experience than the Company will be able to provide. Also, the Company's new cancer treatment technology has only been tested on animals, and its new BPH system has been subjected to only Phase I testing on humans.
                                      -22-

Accordingly, it is possible that the Company's technology will not be as effective in practice as the Company anticipates based on preliminary testing. If further testing and clinical practice do not confirm the efficacy of the Company's technology, or, even if such testing and practice produce positive results but the medical community does not view such new form of heat therapy as effective and desirable, the efforts of the Company to market its new products may fail, with serious adverse consequences to the Company.

         Need for Substantial Additional Funds

         The Company will need substantial additional funding in order to complete the development, testing and commercialization of its products and to continue its operations. The Company's cash requirements may vary materially because of results of research and development, results of pre-clinical testing, relationships with collaborators, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the FDA's regulatory process, and other factors. The Company is dependent on raising new capital to fund operations to commercialize its products and to satisfy the commitments made by the Company for its fiscal year and 2000, as revenues are not expected to begin until late 2000 at the earliest, with early year 2001 being more likely. The Company does not have any committed sources of financing, and cannot guarantee that additional funding will be available on acceptable terms, if at all.
         If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its operations or to attempt to obtain funds through onerous arrangements with partners or others that may force the Company to relinquish rights to certain of its technologies, products or potential markets. Furthermore, if the Company cannot fund its development and other operating requirements, and particularly those associated with its obligation to conduct clinical trials under its licensing agreements, it will be in breach of its commitments under such licensing agreements and could therefore lose its license rights, with material adverse effects on the Company.

         No Assurance of FDA Approval; Government Regulation

         The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of medical products through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these requirements typically takes several years or more and varies substantially based upon the type, complexity, and novelty of the product. For medical systems such as Celsion's breast cancer treatment product, the FDA will require data from a Phase-I clinical feasibility and safety demonstration using 10- 20 patients, and then a Phase II patient study which establishes safety and efficacy (60-100 patients) before commercialization approval is granted. Similarly, the BPH treatment system will require data from an expanded Phase I study and from a Phase II study.

         The effect of government regulation may be to delay marketing of new products for a considerable period of time, to impose costly procedures upon the Company's activities, and to provide an advantage to larger companies that compete with the Company. There can be no assurance that FDA or other regulatory approval for any products developed by the Company will be granted on a timely basis or at all. Any such delay in obtaining, or failure to obtain, such approvals would materially and adversely affect the marketing of any contemplated products and the ability to earn product revenue. Further, regulation of manufacturing facilities by state, local, and other authorities is subject to change. Any additional regulation could result in limitations or restrictions on the Company's ability to utilize any of its technologies, thereby adversely affecting the Company's operations.

         License Agreements; Uncertain Ability to Protect Technology

         The Company's success will depend, in substantial part, on its ability to maintain its rights under license agreements granting it rights to use patented technology. The Company has entered into exclusive license agreements with MIT for APA technology, with MMTC for balloon catheter technology and with Duke University for thermo-liposome technology. In addition, Celsion is negotiating, and also expects to finalize in the near future, an exclusive license with Sloan-Kettering for the commercialization of thermo-genetic modifier technology. The MIT, MMTC and the Duke University agreements each contain, and the Sloan-Kettering agreement is expected to contain, license fee, royalty and/or research support provisions, testing and regulatory milestones, and other performance requirements which the Company must meet by certain deadlines with respect to the use of the licensed technologies. If the Company were to breach these or other provisions of its license and research agreements, the Company would lose its ability to use the applicable technology and would also not receive compensation for its efforts in developing or exploiting the technology. Also, loss of the Company's rights under the MIT license agreement would prevent the Company from proceeding with most of its current product development efforts, which are dependent on licensed APA technology.

         Also, the Company cannot guarantee that any patent or other technology rights licensed to the Company by others will not be successfully challenged or circumvented by third parties, or that the rights granted will provide adequate protection to the Company. The Company is aware of patent applications and issued patents belonging to other companies, and it is uncertain whether any of these, or patent applications filed of which the Company may not have any knowledge, will require the Company to alter its potential products or processes, pay licensing fees, or cease certain activities. Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents issued to or licensed by the Company or determine the scope and validity of others' claimed proprietary rights. The Company also relies on trade secrets and confidential information that it seeks to protect, in part, by confidentiality agreements with its corporate partners, collaborators, employees, and consultants. The Company cannot guarantee that these agreements will not be breached, that the Company will have adequate remedies for any such breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors. See "Business-License Agreements and Proprietary Rights."

         Technological Change and Obsolescence

         Various modalities for the treatment of cancer are the subject of extensive research and development. Many possible treatments which are being researched, if successfully developed, may not require, or may supplant, the use of the Company's thermotherapy technology for an effective cure. Such alternate treatment strategies include the use of radio frequency, laser and ultrasound energy sources, and the successful development and acceptance of any such forms of treatment could render the Company's technology obsolete.

         Dependence upon Key Personnel

         The Company's success depends (i) on the continued contributions of its executive officers, scientific and technical personnel, and consultants, and
(ii) on the Company's ability to attract new personnel as the Company seeks to implement its business strategy. During the Company's operating history, many key responsibilities within the Company have been assigned to a relatively small number of individuals. The competition for qualified personnel is intense, and the loss of services of certain key personnel could adversely affect the business of the Company. Of the Company's personnel, Spencer J. Volk, the Company's Chief Executive Officer and President, has an existing employment agreement, and an employment agreement has been negotiated and is expected to be finalized in January 2000 with Dr. Augustine Y. Cheung, the Company's Chairman and Chief Scientific Officer. See "Executive Compensation - Executive Employment Agreements."

         Uncertain Availability and Amounts of Health Care Reimbursement

         The Company's ability to commercialize its thermotherapy technology successfully will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. Significant uncertainty exists as to the reimbursement status of newly-approved medical products. The Company cannot guarantee that adequate third-party insurance coverage will be available for the Company to establish and maintain price levels sufficient for realization of an appropriate return on its investment in developing new therapies. Government, private health insurers, and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products approved for marketing by the FDA. Accordingly, even if coverage and reimbursement are provided by government, private health insurers, and third-party payors for uses of the Company's products, the market acceptance of these products would be adversely affected if the amount of reimbursement available for the use of the Company's therapies proved to be unprofitable for health care providers.

         Effects of Outstanding Options and Warrants;
         Possible Dilution and Additional Trading Shares; Registration Rights

         As of September 30, 1999, the Company had outstanding commitments to issue shares to management, and outstanding options and warrants to purchase shares in, an aggregate amount of approximately 16,653,770 shares of Common Stock, a significant portion of which are exercisable at exercise prices substantially below the current market price. If holders choose to exercise such warrants and options, the resulting purchase of a substantial number of shares of Common Stock at prices below the current market price of the Common Stock could have the effect of adversely affecting the market price of the issued and outstanding Common Stock of the Company. Accordingly, the issuance of shares of Common Stock upon exercise of the options or warrants may result in dilution of the equity represented by the then-outstanding shares of Common Stock held by other stockholders. Also, while the shares of Common Stock to be issued upon any such exercise will not be registered and will initially be restricted securities, the holders of warrants and options for the purchase of approximately 15,000,000 shares have various registration rights, which, if exercised, would require the Company to register such shares for sale in the public market. Furthermore, even without such registration, holders of the warrants and options who are able, after the exercise of such warrants and options, to satisfy the one-year holding period and other requirements of Rule 144 of the Securities and Exchange Commission, will be able to sell shares of Common Stock purchased upon the exercise of such warrants and options in the public market. Future sales of significant numbers of shares of Common Stock in the public market could adversely affect the prevailing market price of the Common Stock and also could impair the Company's ability to raise capital through subsequent offerings of securities.

         Competitive Risks

         There are many companies and institutions that are engaged in research and development on thermotherapy technologies for both cancer and prostate disease products, and such activities seek treatment outcomes similar to those being pursued by the Company. In addition, a number of companies and institutions are pursuing alternative treatment strategies through the use of radio frequency, laser and ultrasound energy sources, all of which appear to be in the early stages of development and testing. The Company believes that the level of interest by others in investigating the potential of thermotherapy and alternative technologies will continue and may increase. Potential competitors engaged in all areas of cancer and prostate treatment research in the United States and other countries include, among others, major pharmaceutical and chemical companies, specialized technology companies, universities and other research institutions. Many of these have substantially greater financial, technical, human, and other resources, and may also have far greater experience than the Company both in undertaking preclinical testing and human clinical trials of new products and in obtaining FDA and other regulatory approvals. There is always a possibility that one or more of such companies or institutions will succeed in developing products or other technologies that are more effective than any which have been or are being developed by the Company, or which would render the Company's technology and products obsolete and non-competitive. Furthermore, if the Company is permitted to commence commercial sales of products, it will also be competing, with respect to manufacturing efficiency and marketing, with companies having greater resources and experience in these areas.

         There are several U.S. and overseas companies, such as BSD Medical Corporation and Labthermics Technology, Inc., which have marketed equipment using heat produced by microwaves or ultrasound to treat surface and subsurface cancer, either with or without the concurrent use of radiation or chemotherapy. To the Company's knowledge, among such entities, BSD Medical Corporation has had the longest business history and has sold the largest number of microwave thermotherapy units for the treatment of surface and subsurface cancer, but the Company does not believe that BSD Medical Corporation has a dominant competitive position or that its equipment has been widely accepted for use in the treatment of cancer. The Company believes BSD Medical Corporation is attempting to develop more advanced versions of its equipment for use in treating deep-seated tumors.

         In the treatment of BPH, EDAP TMS S.A., a French company, has marketed a device named the "Prostatron," both in the U.S. and overseas, which uses microwave-generated heat to destroy enlarged prostate tissue. Also, Urologix, Inc., a domestic company, has introduced a BPH medical device similar to that of the Prostatron. While Celsion's management believes these devices have not been widely used or accepted by providers of medical treatment for BPH, there is no guarantee that EDAP or Urologix will not seek to introduce improved equipment for the treatment of BPH.

         Uncertainty Related to Health Care Reform Measures

         There have been a number of federal and state proposals during the last few years to subject the pricing of health care goods and services to government control and to make other changes to the health care system of the United
States. It is uncertain which legislative proposals will be adopted or what actions federal, state, or private payors for health care treatment and services may take in response to any health care reform proposals or legislation.

The Company cannot predict the effect health care reforms may have on its business, and there is no guarantee that any such reforms will not have a material adverse effect on the Company.

         Limited Product Liability Insurance

         The Company's business exposes it to potential product liability risks which are inherent in the testing, manufacturing, and marketing of human therapeutic products. The Company presently has product liability insurance limited to $5,000,000 per incident, and, if the Company were to be subject to a claim in excess of such coverage and such claim succeeded, the Company would be required to pay such claim out of its own limited resources, which could have a serious adverse effect on the Company.

         Importance of Suppliers; Future Dependence

         The Company is not currently manufacturing any products but is using its facilities to assemble prototypes of its new equipment for research and development purposes. Certain specialized microwave and thermometry components and applicator materials, and the catheter unit used for the Company's BPH equipment, are now purchased only from single or limited source suppliers because of the small quantities involved. While the Company has not experienced any significant difficulties in obtaining such components, the loss of an important current supplier could require the Company to obtain a replacement supplier, which might result in delays and additional expense in being able to make prototype equipment available for clinical trials and other research purposes. Also, in the event the Company should succeed in marketing its products, it will most likely use outside contractors to supply components and to assemble finished equipment, at which time the Company will become dependent on key vendors.

         Possible Volatility of Share Price

         Market prices for the Company's Common Stock, and the securities of other medical and high technology companies have been volatile. Factors such as announcements of technological innovations or new products by the Company or its competitors, government regulatory action, litigation, patent or proprietary rights developments, and market conditions for medical and high technology stocks in general can have a significant impact on any future market for the Common Stock.

         Absence of Dividends

         The Company has never paid cash dividends on Common Stock, and does not intend to do so in the foreseeable future.

         Potential Effect of Future Issuances of Common Stock

         The Company as of September 30, 1999 has a total of approximately 53,580,448 shares of Common Stock issued, excluding shares which may be issued pursuant to outstanding warrants and options.

         The Company's Board of Directors has the authority to issue additional shares of Common Stock and other classes of capital stock and to issue options and warrants to purchase shares of Common Stock and other stock without stockholder approval. Future issuance of shares of Common Stock and/or preferred stock could be at values below prevailing market prices and therefore could represent further dilution to investors.

         NASDAQ Listing Requirements; Risks of Low-Priced Stocks

         The Company's Common Stock is currently traded through the OTC Electronic Bulletin Board. In the future, when it anticipates that it would be able to meet listing requirements, the Company intends to apply have its Common Stock listed on the NASDAQ SmallCap Market. At the present time, such a listing application would require, among other criteria, net tangible assets of at least $4 million, a market capitalization of at least $50 million, or net income of at least $750,000, while the Company had, as of September 30, 1999, a net tangible surplus of $1,037,125, market capitalization of only approximately $45 million, and a net loss of $(2,436,192). Accordingly, the Company can not offer any assurances that they will meet these listing requirements. If the Company is unable to satisfy NASDAQ's initial listing criteria in the future, its securities will continue to be traded through the Electronic Bulletin Board or the Pink Sheets.

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


ITEM 8.           FINANCIAL STATEMENTS AND
                  SUPPLEMENTARY DATA AND FINANCIAL DISCLOSURE

         The financial statements, supplementary data and report of independent public accountants are filed as part of this report on pages F-1 through F-17.


ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No change of accountants and/or disagreements on any matter of accounting principles or financial statement disclosures have occurred within the last two years.

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS

         Directors are elected for staggered terms of three years each. The following table sets forth the names and ages of the members of the Company's Board of Directors and executive officers, and sets forth the position with the
Company held by each:

      Name                             Age                                Position
      ----                             ---                                --------

Augustine Y. Cheung+                   52      Chairman of the Board of Directors, Chief Scientific Officer
Spencer J. Volk+                       65      President, Chief Executive Officer and Director
Max E. Link+                           58      Director
LaSalle D. Leffall, Jr.*               70      Director
Claude Tihon **                        55      Director
John Mon*                              47      Secretary, Treasurer/General Manager and Director
Walter B. Herbst**                     61      Director

*        Term as director expires at 1999 annual meeting
**       Term as director expires at 2000 annual meeting
+        Term as director expires at 2001 annual meeting

         Augustine Y. Cheung. Dr. Cheung is Chairman of the Board of Directors and has served as a director, principal executive officer and Chief Scientific Officer of the Company since 1982. Dr. Cheung was the founder of the Company and served as President from 1982 to 1986 and Chief Executive Officer from 1982 to 1996. From 1982 to 1985, Dr. Cheung was a Research Associate Professor of the Department of Electrical Engineering and Computer Science at George Washington University and from 1975 to 1981 was a Research Associate Professor and Assistant Professor at the Institute for Physical Science and Technology and the Department of Radiation Therapy at the University of Maryland. Dr. Cheung holds a Ph.D. and Masters Degree from the University of Maryland. Dr. Cheung is the brother-in-law of John Mon, a director and officer of the Company.

         Spencer J. Volk. Mr. Volk has been a director, President, and Chief Executive Officer of the Company since May 22, 1997. From 1994 to 1996, Mr. Volk was President and Chief Operating Officer of Sunbeam International. From 1991 to 1993, Mr. Volk was President and Chief Executive Officer of the Liggett Group, Inc. From 1989 to 1991, he was the President and Chief Operating Officer of Church and Dwight (Arm and Hammer), and from 1984 to 1986, he was the President and Chief Executive Officer of Tropicana Products, Inc. Prior to that, he spent thirteen years in various staff and management positions at Pepsico, ultimately as Senior Vice President for the Western Hemisphere. Mr. Volk holds an Honors BA in Economics and Math from Queens University in Ontario, Canada and a BA in Economics from Royal Military College in Ontario, Canada.

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

         La Salle D. Leffall, Jr. Dr. Leffall has served as Professor of Surgery at Howard University College of Medicine since 1970, and in 1992, was named the Charles R. Drew Professor of Surgery. Dr. Leffall also served as Chairman of the College's Department of Surgery from 1970 to 1985. He is also a Professional Lecturer in Surgery at Georgetown University. Dr. Leffall holds a B.S. from
Florida A&M and a medical degree from Howard University. Dr. Leffall is a director of Warner Lambert, Mutual of America, Chevy Chase Bank and the Charles
A. Dana Foundation. He is a former President of the American College of Surgeons and the American Cancer Society. He is also a consultant for the National Cancer Institute, a diplomat of the American Board of Surgery and a fellow of the American College of Surgeons.

         Claude Tihon. Dr. Tihon is currently President and Chief Executive Officer of Contimed, Inc., a medical device company for developing urological products to manage women's stress incontinence and men's prostate obstruction. From 1987 to 1995, Dr. Tihon served in numerous positions with Pfizer, Inc., culminating in his appointment as Vice President of Research and Technology Assessment of American Medical Systems, Inc., a Pfizer Co. subsidiary. From 1983 to 1987, Dr. Tihon served as Director of Cellular Diagnostics Development of Miles Scientific, a division of Miles Laboratories. From 1979 to 1983, Dr. Tihon served as Senior Research Scientist and Assistant Director of Clinical Cancer Research of Bristol Laboratories, a division of Bristol Myers Squibb Co. Dr. Tihon holds a Ph.D. in Pathology from Columbia University.

         John Mon. Mr. Mon has been employed by the Company since 1986, and has served as Treasurer and General Manager of the Company since 1989, and also as Secretary and a director since June 1997. During the first two years of his employment with the Company, Mr. Mon was responsible for the Company's FDA filings, which resulted in obtaining pre-marketing approval for the Microfocus 1000. From 1983 to 1986, he was an economist with the U.S. Department of Commerce in charge of forecasting business sales, inventory and prices for all business sectors in the estimation of Gross National Product. Mr. Mon holds a B.S. degree from the University of Maryland. Mr. Mon is the brother-in-law of Dr. Cheung.

         Walter B. Herbst. Mr. Herbst has been a director of the Company since May 28, 1997. Mr. Herbst is the Chairman and a director of Herbst Lazar Bell, Inc., the engineering firm he founded in 1962. Mr. Herbst also serves as a faculty fellow in industrial design at the Northwestern University McCormick School of Engineering and Applied Sciences, teaching materials and process. Additionally, he serves on the faculty at Northwestern University's Kellogg Graduate School teaching a course in product development. Mr. Herbst holds a Bachelors Degree in Industrial Design from the University of Illinois and a Master Degree in Management from the Kellogg Graduate School of Northwestern University.

Committees of the Board of Directors

         The Board of Directors presently maintains an Audit Committee, a Compensation Committee, and a Research and Development Oversight Committee. The Audit Committee's principal responsibilities are to recommend annually a firm of independent auditors to the Board of Directors, to review the annual audit of the Company's Financial Statements and to meet with the independent auditors of the Company from time to time in order to review the Company's general policies and procedures with respect to audits and accounting and financial controls.

         The principal responsibilities of the Compensation Committee are to establish compensation policies for the executive officers of the Company and the administration of the Company's incentive plans. The Research and Development Oversight Committee is responsible for reviewing the performance, scheduling and cost-effectiveness of the Company's research and development programs. Messrs. Mon and Tihon serve on the Audit Committee, Messrs. Volk and Herbst comprise the Compensation Committee, and Dr. Cheung and Mr. Herbst are the members of the Research and Development Oversight Committee.

Compensation Committee Interlocks and Insider Participation

         No interlocking relationship exists between the Compensation Committee or the Board of Directors and any other company's board of directors or compensation committee. Spencer J. Volk, President and Chief Executive Officer, is party to an employment agreement with the Company and has made loans and advances to the Company which were repaid through conversion into Common Stock. See "Certain Relationships and Related Transactions." The employment and compensation arrangements for Mr. Volk were established prior to the formation of the Compensation Committee. The Committee believes that Mr. Volk's compensation package aligns his interests with those of the stockholders. See "Employment Agreements" below.

Directors Compensation

         For the year ended September 30, 1999, the four members of the Board of Directors who are not officers of the Company were entitled to directors fees at the annual rate of $20,000 each. In lieu of a cash payment of such directors fees, each outside director was paid in shares of Common Stock, valued at a price of $0.88 per share, the closing price on September 30, 1999. Accordingly, Dr. Max E. Link and Walter B. Herbst each received 22,727 shares, while Dr. La Salle D. Leffall and Dr. Claude Tihon each received 7,576 shares reflecting pro-rated compensation for the service of Messrs. Leffall and Tihon as directors beginning May 27, 1999. In addition, Mr. Herbst received an option to purchase 15,000 shares of Common Stock of the Company at $0.50 per share, exercisable during the period from October 1, 1999 through September 30, 2004, for prior service on the Board of Directors. The Company has agreed also that Dr. Link will receive an option to purchase 50,000 shares of Common Stock of the Company, exercisable at $0.75 per share, which will vest if Dr. Link is still serving as a director after December 31, 1999 and will terminate on December 30, 2004, and that Dr. Tihon and Dr. Leffall will each receive options to purchase 50,000 shares, exercisable at $0.74 per share, which will vest on May 27, 2000 (if each is then serving as a director) and will terminate May 26, 2005.

         Officers of the Company who also act as directors each receive 2000 shares of Common Stock for a full year of service on the Board.

Key Consultant

         The Company regularly uses the services of Robert Barnett, M.D., as a consultant on matters relating to oncological surgery. Dr. Barnett, currently the Oncology Surveyor for the American College of Surgeons, holds an American Board of Surgery Diplomat, and is the former President of the Maryland Chapter of the American Cancer Society.

Scientific Advisory Board

         The Company currently has a scientific advisory board ("SAB") which is chaired by Dr. Cheung, the Company's Chief Scientific Officer, and is comprised of the persons listed below. The main purpose of the SAB is to assist management of the Company in identifying and developing technology trends and business opportunities within the Company's industry. The SAB members operate as consultants and not as officers or directors of the Company.

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

         David Needham, Ph.D. Dr. Needham currently serves as the Director of Cell and Micro-carrier Research and as an Associate Professor in the Duke University Department of Mechanical Engineering and Materials Science. Dr. Needham consults with the Company in connection with research on temperature sensitive liposomes.

         Thomas Ripley, Ph.D. Dr. Ripley currently serves as Director of Operations for the Grace Biomedical Division at W.R. Grace & Co. Dr. Ripley consults with the Company on technology and business development.

         Mays Swicord, Ph.D. Dr. Swicord currently serves as Director of Research at Motorola, Inc. Dr. Swicord consults with the Company on the biological effects of microwave technology.

         All members of the SAB serve at the discretion of the Board of Directors. Each member of the SAB, other than Dr. Cheung and Dr. Swicord, received an option to purchase 5,000 shares of the Common Stock of the Company at the time they were appointed. The options are exercisable for a five-year term at $.50 per share. In addition, each member of the SAB will receive an option exercisable over a five-year term to purchase 3,000 shares of the Common Stock of the Company for each 12 months served by such member on the SAB, exercisable at the market price of the Common Stock on the date of grant. During fiscal year 1999, each member of the SAB, other than Messrs. Cheung and Swicord, received an option to purchase 3,000 shares of the Common Stock of the Company at $0.74 per share. In addition, members of the SAB (except for Dr. Cheung) are compensated at the rate of $125 per hour or a maximum of $1,000 per day, together with expenses, on consulting matters undertaken by such member.

Company Performance and Chief Executive Officer Compensation

         The compensation of Spencer Volk was established prior to organization of the Compensation Committee. The Committee believes that Spencer Volk's compensation package aligns his interests with those of the stockholders.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers. Officers, directors and greater than ten-percent shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company between October 1, 1998 and September 30, 1999, and on discussions with directors and officers, the Company believes during the last fiscal year all applicable 16(a) filing requirements were met.


ITEM 11.          EXECUTIVE COMPENSATION

Executive Compensation

         The following table sets forth the aggregate cash compensation paid for services rendered to the Company in all capacities during each year of the three-year period ended September 30, 1998 to the Company's Chief Executive Officer and to each of the Company's other executive officers listed in Item 10 whose annual combined salary and bonus for the most recent fiscal year exceeded $100,000 (the "Named Executive Officers").


                                            Summary Compensation Table
                                            --------------------------

                             Annual Compensation                                   Long-Term Compensation
                             -------------------                                   ----------------------
                                                                                           Awards
                                                                                           ------
                                                             Other Annual                                         All Other
Name and Principal    Fiscal                      Bonus      Compensation     Restricted Stock      Stock       Compensation
Position               Year      Salary ($)        ($)            ($)            Awards ($)      Options (#)         ($)
----------------------------    ------------      -----          -----          ------------     -----------        ----
Spencer J. Volk,       1999       $240,000                                       $  1,760 (1)
President and Chief
Executive Officer
                       1998       $240,000                                       $700,640 (1)(2)
                       1997       $ 96,923 (3)                                   $281,995 (1)(2)
Augustine Y.           1999       $180,000                                       $  1,760 (1)
Cheung, Chairman
of the Board of
Directors
                       1998       $125,000                                       $    640 (1)
                       1997       $125,000                                       $  2,120 (1)
John Mon               1999        $90,000                                       $ 28,760 (1)
Treasurer,
Secretary, and
General Manager
                       1998        $78,000                                       $    640 (1)
                       1997        $78,000                                       $    844 (1)

(1) In each of fiscal years 1997, 1998 and 1999, Dr. Cheung received 2,000 shares of the Common Stock of the Company for his services as a member of the Board of Directors of the Company. For his service on the Board, Mr. Volk received 701 shares of Common Stock for fiscal year 1997 and 2,000 shares of Common Stock for fiscal year 1998 and 1999. John Mon received 2,000 shares of Common Stock of the company for his services as a member of the Board of Directors in each of fiscal years 1997,1998, and 1999. In the past fiscal year, John Mon also received a one-time bonus of 100,000 shares of the Common Stock of the Company for his services as an employee of the company.

(2) Pursuant to his 1997 employment agreement, Mr. Volk was granted 500,000 shares of Common Stock in fiscal year 1997 and has the right to receive up to 1,400,000 additional shares of the Common Stock of the Company if the Company meets certain financing goals during his tenure and if he is employed by the Company after one year. As of September 30, 1999, Mr. Volk had received 1,000,000 shares of such amount. See "Executive Employment Agreements."

(3) Reflects compensation for a portion of the fiscal year; Mr. Volk became President and Chief Executive Officer of the Company on May 11, 1997.


Aggregate Option Exercises and Year-End Option Values in 1999


         The following table summarizes for each of the Named Executive Officers the number of stock options held at September 30, 1999 and the aggregate dollar value of in-the-money unexercised options. The value of unexercised, in-the-money options at September 30, 1999 is the difference between exercise price and the fair market value of the underlying stock on September 30, 1999, which was $0.88 per share based on the closing price of the Common Stock of the Company on September 30, 1999. The options described have not been and may never be exercised, and actual gains, if any, on exercise will depend on the value of the Common Stock of the Company on the actual date of exercise. No options were exercised by any Named Executive Officer in fiscal 1999.


                       Aggregate Option Exercises in Fiscal 1999 and Year-End Option Values


                                                                Number of Unexercised            Value of Unexercised
                                                                ---------------------            --------------------
                                                                      Options at                In-the-Money Options at
                                                                      ----------                -----------------------
                                                                        9/30/99                         9/30/99
                                                                        -------                         -------
                        Shares Acquired
Name                      on Exercise      Value Realized     Exercisable   Unexercisable     Exercisable   Unexercisable
----                      -----------      --------------     -----------   -------------     -----------   -------------
                                                ($)
Augustine Y.  Cheung           0                 $0               400,000         0              $252,000         $0
Spencer J.  Volk               0                 $0                     0         0                    $0         $0
John Mon                       0                 $0               600,000         0              $378,000         $0
-------------------

Stock Option Plans

         At the annual meeting held on April 27, 1998, the stockholders approved an omnibus stock option plan. The plan commits up to 2,000,000 shares for option grants to directors, employees and consultants. The Company has agreed to allow Spencer J. Volk to recommend the recipients of options for up to 1,570,000 shares under the option plan, to be reviewed by the Board of Directors. To date, options for a total of 190,000 of such shares have been granted upon the recommendation of Mr. Volk.

Executive Employment Agreements

         In May 1997, the Company and Spencer J. Volk, President and Chief Executive Officer, entered into a one-year executive employment agreement, automatically renewable annually unless terminated by either party at least 90 days prior to the end of each one-year period. The agreement provides for an annual salary of $240,000, which was to be increased to at least $360,000 upon the Company's successful raising of an aggregate of at least $5,000,000 in additional capital. In addition, under the provisions of the agreement, Mr. Volk was awarded incentive compensation of 500,000 shares of Common Stock at commencement and had the right to receive up to an additional 1,400,000 shares based on the Company's increased capital base and Mr. Volk's continued employment. As of September 30, 1999, Mr. Volk had received only 1,000,000 of such additional shares and had agreed, at the request of the Company to defer the issuance of the remaining 400,000 shares to a later date. In addition, and at the further request of the Company, Mr. Volk agreed to waive any salary increase due him for any period prior to September 30, 1999.

         With regard to such 400,000 shares, on November 11, 1999, Mr. Volk agreed to waive his right under his existing employment agreement to receive such shares, in consideration of (i) the Company's concurrent grant to him of an option to purchase 400,000 shares of restricted Common Stock at a price equal to two-thirds of the average closing price of Common Stock during the prior three trading days (which closing price amounted to approximately $.75 per share) and
(ii) the Company's issuance to him of 100,000 shares of Common Stock at a price of $.01 per share prior to February 15, 2000.

         Also, in order to provide for continuity and stability of management at a critical point in the development of the Company's business, the Company has requested that Mr. Volk enter into a new three-year employment agreement in place of his existing annually renewable agreement, and that Augustine Y. Cheung, Chairman and Chief Scientific Officer, also enter into a three-year employment agreement, such agreements to be concluded by approximately January 10, 2000. Mr. Volk has consented to terminate his existing agreement and to enter into a new agreement.

         at an initial annual salary of $240,000, with future increases to be commensurate with those set forth in his existing agreement, if his new contract contains bonus and performance-based option terms substantially similar to those being negotiated in connection with Dr. Cheung's pending employment agreement.

         The Company and Dr. Cheung have been negotiating the terms of a three-year executive employment agreement, which is expected to be signed and to commence in January 2000. The agreement will provide for a salary of $240,000 per year, except that, until a final closing of the Company's next financing, Dr. Cheung's salary installments will be computed and paid at his former salary rate of $180,000, with the unpaid salary differential to be accrued as a Company obligation to Dr. Cheung and to be paid when the Company's working capital position permits. Such employment agreement will also provide that, as a form of annual bonus, Dr. Cheung will be permitted to purchase shares of Common Stock at a nominal price equal to par value ($.01 per share), in three separate installments of 100,000 shares each, with the first installment to be purchasable after March 15, 2000, the next installment after October 1, 2001, and the final installment after October 1, 2002. The annual bonus shares will be subject to restrictions on transfer for a minimum period of two years, and each installment will be purchasable only if Dr. Cheung continues to be employed by the Company on the applicable installment date. Furthermore, the employment agreement will provide for the issuance in installments, during the term of employment, of performance-based options to purchase up to a maximum aggregate limit of 700,000 shares of Common Stock, at exercise prices ranging from a low of $.80 to a high of $1.60 per share, on achieving five significant corporate milestones. An option for a specified portion of the incentive shares would become issuable and exercisable only after reaching various, specific performance objectives, such as obtaining final FDA approval for Company products, consummating alliances with strategic marketing and distribution partners, and attaining annual pre-tax earnings of at least $1,000,000 for the Company.

         The new agreements for each executive will provide for continued payment of salary and benefits during the full terms of the agreements in the event of a change of control of the Company. A change of control is defined as a merger, asset sale, tender offer or other substantial change in voting control, or the election of a new majority of the Board of Directors or of three or more directors whose election is opposed by a majority of the Board. In addition, the agreements will provide for restrictive covenants and for confidentiality and other protections in the form generally included in employment agreements for senior management.

         Other than as set forth above, there are no employment contracts, termination of employment or change in control arrangements.

Report of the Compensation Committee on Executive Compensation

         The Company formed a Compensation Committee in June 1997, consisting of Spencer J. Volk, President and Chief Executive Officer and a director, and Walter Herbst, a non-employee director. The Committee is responsible for establishing and administering the compensation policies applicable to the Company's officers and key personnel. The Committee's responsibilities include, establishing general compensation policy and recommending compensation arrangements to the Board of Directors. The Committee also evaluates the performance of and makes compensation recommendations for senior management.

         The Committee and the Board have adopted the following executive compensation approaches:

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

         The Committee's philosophy is to pay competitive annual salaries, coupled with an incentive system which, through stock compensation, that pays more than competitive total compensation for superior performance reflected in increases in the Company's stock price.

         Based on assessments by the Board and the Committee, the Committee believes that the Company's compensation program for its senior executive officers has the following characteristics that serve to align executive interests with long-term stockholder interests:

         * Emphasizes "at risk" pay such as options and grants of restricted stock;

         *        Emphasizes   long-term   compensation   through   options  and
                  restricted stock awards; and

         *        Rewards financial results and promotion of Company  objectives
                  rather  than   individual   performance   against   individual
                  objectives.

         Annual Salaries

         Salary ranges and increases for executives are established annually (unless subject to longer term contracts) based on competitive data. Within those ranges, individual salaries vary based upon the individual's work experience, performance, level of responsibility, impact on the business, tenure and potential for advancement within the organization. Annual salaries for newly-hired executives are determined at time of hire taking into account the above factors other than tenure.

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


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding shares of voting securities of the Company beneficially owned as of September 30, 1999, determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, by: (i) each person known by the Company to beneficially own 5% or more of the outstanding voting securities; (ii) by each current director, (iii) by each current executive officer and (iv) by all current directors and executive officers of the Company as a group.



        Name and Addresses of Officers,                  Amount of                  Percentage of
      Directors and Principal Shareholders             Common Shares             Voting Securities(1)
      ------------------------------------             -------------             --------------------
Augustine Y.  Cheung (2)                                 7,031,176                      13.2%
Spencer J.  Volk (3)                                     2,795,485                       5.2%
John Mon (4)                                             1,008,288                       1.9%
Walter B.  Herbst (5)                                      326,595                         **
Max E.  Link (6)                                           184,765                         **
LaSalle D. Leffall, Jr.                                      7,576                         **
Claude Tihon (7)                                            18,576                         **
Executive Officers and Directors as a
group (7 individuals)                                   11,346,309                      21.3%

**       Less than 1%.

(1) Except as noted, the above table does not give effect to outstanding options and warrants for the purchase of approximately 16,653,770 shares of Common Stock. Outstanding options and warrants do not carry voting rights.

(2) Includes 400,000 shares purchasable under an option exercisable through May 16, 2001.

(3) Does not include an additional 400,000 shares of Common Stock that may be earned by Mr. Volk pursuant to his employment agreement upon the occurrence of certain events. See "Management-Executive Employment Agreements." Includes 100,000 shares of Common Stock purchasable under a warrant exercisable through December 10, 2001.

(4) Includes 400,000 shares of Common Stock purchasable under an option exercisable through May 16, 2001 and 200,000 shares of Common Stock purchasable under an option exercisable through March 31, 2002.

(5) Includes options to purchase an aggregate of 115,000 shares of Common Stock exercisable during various periods through September 30, 2004. Does not include options to purchase 20,000 shares of Common Stock exercisable through October 30, 2002, and 1,322,898 shares of Common Stock, both owned by Herbst, Lazar, Bell, Inc. ("HLB"), a company of which Mr. Herbst is a director. Mr. Herbst disclaims beneficial ownership of the options and shares of Common Stock owned by HLB.

(6)      Includes  an  option  to  purchase   50,000   shares  of  Common  Stock
         exercisable through December 31, 2003 and an option which vests as to the purchase of 50,000 shares of Common Stock on December 31, 1999.

(7) Includes options to purchase 11,000 shares of Common Stock exercisable through May 15, 2003.

         The address of each of the named principal stockholders is c/o Celsion Corporation, 10220-I Old Columbia Road, Columbia, MD 21046-1705

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Compensation to Warren C. Stearns

         Warren C. Stearns, a former director and financial consultant to the Company, was previously engaged to provide services to Celsion for a two-year period beginning May 1996 under a consulting agreement between Celsion and Mr. Stearns' company, SMC. Pursuant to the agreement, Mr. Stearns was to perform various services related to financing and capital structure, including locating and soliciting sources of funding for Celsion. In consideration for such services, the agreement provided for the issuance to SMC's designees of five-year warrants (the "Stearns Warrants") to purchase approximately 4.8% of the Company's Common Stock at an initial exercise price of $0.41 per share, subject to anti-dilution provisions intended to maintain such equity interest and to a provision permitting renewal of the Stearns Warrants for an additional period of five-years. Such warrants were issued but have not been exercised. Also, SMC was paid approximately $266,666 in cash compensation and $38,824 for reimbursement of expenses during the 1997 fiscal year and approximately $95,297 for additional compensation and expenses in the 1998 fiscal year. At the time Mr. Stearns resigned, the Company agreed to settle, for $100,000, claims which he made for additional consulting fees and expenses, and such amount was subsequently paid.

         On the basis of a review of the circumstances surrounding the issuance of the Stearns Warrants and the consulting agreement between SMC and the Company, the Company believes that the issuance of the Stearns Warrants may be a voidable transaction under provisions of the Securities Exchange Act of 1934. While the Company has commenced discussions with Mr. Stearns in order to seek an amicable settlement without litigation, the Company is prepared to contest the Stearns Warrants if settlement efforts are not successful.

George T.  Horton Trust Loan

         The Company was obligated under a secured note to the George T. Horton Trust in the original principal amount of $220,000, which bore interest at 1% per month, was payable December 15, 1997, and was secured by certain equipment and software. The George T. Horton Trust is a part equity owner of SMC. In full satisfaction of such note, the Company paid $120,000 and issued 200,000 shares of the Common Stock.

HLB

         The Company previously used the services of HLB, an engineering firm, to assist in the development of commercial versions of its new breast cancer and BPH treatment systems. Walter B. Herbst, a director of the Company, was the founder and is a director of HLB. In the 1998 fiscal year, HLB billed the Company $561,238 for extensive engineering and design work it performed, on terms which, in the judgment of the Board of Directors, were comparable to terms which would be available from a non-affiliated vendor. Of this amount, HLB was paid $106,500 in cash, and on September 23, 1998, HLB converted $250,000 of the amount owed into 833,334 shares of restricted Common Stock at the then market price of $.30 per share. On June 16, 1999 HLB converted the remaining balance of $204,738 into 409,476 shares of restricted Common Stock at $ .50 a share.

Promissory Notes and Conversions into
Common Stock; Purchase of Common Stock

         From 1987 through 1998, the Company borrowed sums needed for working capital at various times from related parties, and issued promissory notes as follows:

         A note dated January 26, 1987 payable to Dr. Augustine Cheung, accruing interest at the rate of twelve percent (12%) per annum, in the principal amount of $78,750 due December 31, 1998.

         A note dated June 30, 1994 payable to Dr. Augustine Cheung, accruing interest at the rate of ten percent (10%) per annum, in the principal amount of $42,669 due December 31, 1998.

         A note dated June 23, 1998 payable to Spencer J. Volk, accruing interest at the rate of eight percent (8%) per annum, in the principal amount of $50,000 due September 30, 1998.

         All of such notes and accrued interest have been converted into Common Stock at prices equal to fair market value at the time of conversion. In addition to conversion of the foregoing notes, on September 23, 1998, Mr. Volk converted $50,134 of amounts owed him by the Company for unpaid expense reimbursements into 167,114 shares of the Common Stock at $0.30 per share.

         On June 16, 1999 the various officers converted accrued salary payable to them into restricted Common Stock as follows. Spencer J. Volk converted $289,884 into 579,768 shares at $ .50 a share. Dr. Augustine Cheung converted $177,884 into 355,768 shares at $ .50 a share. John Mon converted $68,538 into 137,076 shares.

         On June 3, 1997, Spencer J. Volk purchased 243,902 shares of restricted Common Stock at a price of $.41 per share or a total of $100,000, paid by Mr. Volk to the Company. The funds were intended as working capital, and were primarily used to pay Mr. Volk's salary under his employment agreement. At the time of the purchase, the Company was conducting a private placement of 8%
Convertible Notes, convertible at $.41 per share, and consummated the sale of $1,505,000 aggregate principal amount of such Notes to investors.

Agreement with Gao Yu Wen

         On February 16, 1995, Gao Yu Wen executed a subscription agreement with the Company to purchase 20,000,000 shares of Common Stock at $0.50 per share or a total of $10,000,000. This amount was paid $2,000,000 in cash and by transferring to the Company 9.5% of the outstanding equity of Aestar Fine Chemical Company ("Aestar"), valued at $8,000,000 by the parties based on Aestar's assets, revenues and earnings.

         In 1996, the Company and Mr. Gao entered into agreements under which the Company returned all of its shares in Aestar to Mr. Gao and Gao returned 16,000,000 out of the 20,000,000 shares of the Company's Common Stock originally purchased by him, and the Company received the right to repurchase the remaining four million shares for $2.2 million, which the Company did not elect to exercise.

         In a related transaction, on April 26, 1995, the Company entered into an Investment Agreement with Mr. Gao whereby the Company transferred $700,000 to Gao to invest as agent of the Company at the rate of no less than 17% per annum. Mr. Gao repaid $190,000 by September 30, 1996. The balance owed to the Company by Mr. Gao was offset against a claim by Mr. Gao and Aestar for $470,000 advanced them to start a cosmetics division with the Company, which was abandoned.

Rescission of Ardex Acquisition

         On or about March 31, 1995, the Company paid $400,000 to Ardex Equipment, LLC ("Ardex") and $50,000 to Charles C. Shelton and Joseph Colino in exchange for an aggregate 19.25% interest in Ardex. At the time Messrs. Shelton and Colino were directors of Celsion. In 1996, the Company received a $50,000 distribution from Ardex.

         On August 2, 1996, the Company and Ardex entered into an agreement rescinding the Company's investment in Ardex (the "Rescission Agreement"). Pursuant to the Rescission Agreement, the Company was to receive a 5-year negotiable promissory note for $350,000 bearing interest at 8% per annum. Interest only was to be paid until the principal became due. Principal was due upon the first of the following events to occur: (i) completion of public or private offerings by Ardex in the aggregate of $1,500,000 or more; (ii) 90 days following the year end in which sales have been or exceed $3,000,000; (iii) Ardex having a cash balance of $800,000 or more from operations; or (iv) five years from the date of the note. The note was to be secured by a limited guarantee of Charles C. Shelton, Joseph Colino and John Kohlman but only to the extent of their interest in Ardex and their options in the Company. In addition, Messrs. Shelton, Colino and Kohlman were to deliver their personal promissory notes for a total of $50,000.

         The terms of the Recission Agreement were not performed by Ardex and Messrs. Shelton, Colino and Kohlman, and Celsion was advised by Ardex and such persons that they could not honor the terms of the Recission Agreement because Ardex had not been successful and the Ardex individuals were in financial difficulties. The Company is no longer continuing with its efforts to obtain the documents contemplated by the Rescission Agreement.

         On September 30, 1998, the Company and Charles Shelton entered into a settlement agreement pursuant to which the Company released any claims against Mr. Shelton and Mr. Shelton waived his right to an option to purchase 420,000 shares of the Common Stock of the Company at a price of $.35 per share and his claim for approximately $110,000 against the Company in exchange for 50,000 shares of Common Stock of the Company. At the time of such settlement, the Company's shares were trading at a price of approximately $.30 per share.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS,
                  SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Index to Financial Statements and Supplemental Schedules

Title of Documents                                                                                         Page No.
------------------                                                                                         --------

         Independent Auditors' Report                                                                           F-3

         Balance Sheet                                                                                          F-4

         Statements of Operations                                                                               F-6

         Statements of Changes in Stockholders' Equity                                                          F-7

         Statements of Cash Flows                                                                               F-8

         Notes to Financial Statements                                                                         F-10

                               CELSION CORPORATION

                               REPORT ON AUDITS OF
                              FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                        SEPTEMBER 30, 1999, 1998 AND 1997

                                TABLE OF CONTENTS




                                                                           Page
                                                                           ----

INDEPENDENT AUDITORS' REPORT                                               F-3

FINANCIAL STATEMENTS

        Balance Sheets                                                     F-4

        Statements of Operations                                           F-6

        Statements of Changes in Stockholders' Equity (Deficit)            F-7

        Statements of Cash Flows                                           F-8

NOTES TO FINANCIAL STATEMENTS                                              F-10

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholders
Celsion Corporation
Columbia, Maryland


                We have audited the accompanying balance sheets of Celsion Corporation as of September 30, 1999 and 1998, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celsion Corporation as of September 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.


/s/ Stegman & Co.
----------------
Stegman & Co.
Baltimore, Maryland
November 1, 1999

                               CELSION CORPORATION

                                 BALANCE SHEETS
                           SEPTEMBER 30, 1999 AND 1998

                                     ASSETS



                                                            1999          1998
                                                         ----------   ----------

CURRENT ASSETS:
  Cash and cash equivalents                              $1,357,464   $   54,920
  Accounts receivable - trade                                 1,812        1,812
  Inventories                                                22,059       42,059
  Prepaid expenses                                            3,520       76,944
  Other current assets                                       39,203         --
                                                         ----------   ----------
         Total current assets                             1,424,058      175,735
                                                         ----------   ----------



PROPERTY AND EQUIPMENT - at cost:
  Furniture and office equipment                            203,156      195,794
  Laboratory and shop equipment                              47,983       47,048
                                                         ----------   ----------
                                                            251,139      242,842
      Less accumulated depreciation                         224,874      212,029
                                                         ----------   ----------

         Net value of property and equipment                 26,265       30,813
                                                         ----------   ----------



OTHER ASSETS:
  Patent licenses (net of accumulated amortization
    of $81,589 and $65,760 in 1999 and 1998,
    respectively)                                           108,361      124,190
                                                         ----------   ----------


         TOTAL ASSETS                                    $1,558,684   $  330,738
                                                         ==========   ==========



                            See accompanying notes.


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                             1999           1998
                                                       ------------    ------------

CURRENT LIABILITIES:
  Accounts payable - trade                             $    130,792    $  1,034,767
  Notes payable ? other                                     114,778         132,778
  Notes payable - related parties                            10,000         146,041
  Accrued interest payable - related parties                 13,800         150,020
  Accrued interest payable - other                          155,373         127,538
  Accrued compensation                                       91,009         470,220
  Accrued professional fees                                    --           100,000
  Other accrued liabilities                                      88          13,639
  Capital lease ? current                                     1,292           1,083
                                                       ------------    ------------

         Total current liabilities                          517,132       2,176,086

LONG-TERM LIABILITIES:
  Capital lease ? long-term                                   4,427           5,719
                                                       ------------    ------------

         Total liabilities                                  521,559       2,181,805
                                                       ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock - $.01 par value; 100,000,000 shares
     authorized, 53,370,498 and 39,945,826 issued
     and outstanding for 1999 and 1998, respectively        533,705         399,458
  Additional paid-in capital                             22,403,622      17,213,485
  Accumulated deficit                                   (21,900,202)    (19,464,010)
                                                       ------------    ------------

         Total stockholders' equity (deficit)             1,037,125      (1,851,067)
                                                       ------------    ------------

         TOTAL LIABILITIES AND STOCKHOLDERS?
            EQUITY (DEFICIT)                           $  1,558,684         330,738
                                                       ============    ============


                            See accompanying notes.


                               CELSION CORPORATION

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997




                                               1999             1998             1997
                                            ------------    ------------    ------------

REVENUES:
   Equipment sales and parts                $       --      $    174,182    $    121,257
   Returns and allowances                           --              --              --
                                            ------------    ------------    ------------

        Total revenues                              --           174,182         121,257

COST OF SALES                                       --           136,500          46,734
                                            ------------    ------------    ------------

GROSS PROFIT                                        --            37,682          74,523
                                            ------------    ------------    ------------

OPERATING EXPENSES:
   Selling, general and administrative         1,371,161       2,515,822       2,283,245
   Research and development                    1,019,941       1,534,872         185,974
                                            ------------    ------------    ------------

        Total operating expenses               2,391,102       4,050,694       2,469,219
                                            ------------    ------------    ------------

LOSS FROM OPERATIONS                          (2,391,102)     (4,013,012)     (2,394,696)

LOSS ON FUNDS HELD IN INVESTMENT CONTRACT           --              --           (40,000)

LOSS ON WRITE-OFF OF ARDEX EQUIPMENT,
   L.L.C. NOTES RECEIVABLE AND RELATED
   ACCRUED INTEREST RECEIVABLE                      --              --          (438,803)

OTHER INCOME                                      15,744          11,870           7,172

INTEREST EXPENSE                                 (60,834)       (199,346)       (185,562)
                                            ------------    ------------    ------------

LOSS BEFORE INCOME TAXES                      (2,436,192)     (4,200,488)     (3,051,889)

INCOME TAXES                                        --              --              --
                                            ------------    ------------    ------------

NET LOSS                                    $ (2,436,192)   $ (4,200,488)   $ (3,051,889)
                                            ============    ============    ============

BASIC AND DILUTED NET LOSS PER
  COMMON SHARE                              $       (.05)   $       (.12)   $       (.11)
                                            ============    ============    ============

BASIC AND DILUTED WEIGHTED
  AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                          45,900,424      34,867,001      28,386,145
                                            ============    ============    ============




                            See accompanying notes.


                               CELSION CORPORATION

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997



                                                                       Additional
                                               Common Stock             Paid-In
                                          Shares          Amount        Capital          Deficit          Total
                                      ------------    ------------    ------------    ------------    ------------

Balances at October 1, 1996            41,206,360    $    412,063    $ 18,555,444    $(12,211,633)   $  6,755,874

   Sale of common stock                 1,409,902          14,099         668,901            --           683,000

   Issuance of 2,479,071 shares
     of common stock as payment
     of indebtedness and expenses       2,479,071          24,791       1,127,578            --         1,152,369

   Retirement of shares               (16,000,000)       (160,000)     (7,840,000)           --        (8,000,000)

   Net loss                                  --              --              --        (3,051,889)     (3,051,889)
                                     ------------    ------------    ------------    ------------    ------------

Balances at September 30, 1997         29,095,333         290,953      12,511,923     (15,263,522)     (2,460,646)

   Sale of common stock                 4,315,000          43,150       1,981,850            --         2,025,000

   Issuance of 6,535,493 shares of
     common stock as payment
     of indebtedness and expenses       6,535,493          65,355       2,719,712            --         2,785,067

   Net loss                                  --              --              --        (4,200,488)     (4,200,488)
                                     ------------    ------------    ------------    ------------    ------------

Balances at September 30, 1998         39,945,826         399,458      17,213,485     (19,464,010)     (1,851,067)

   Sale of common stock                 9,545,500          95,455       3,517,420            --         3,612,875

   Issuance of 3,879,172 shares of
     common stock as payment of
     indebtedness and expenses          3,879,172          38,792       1,672,717            --         1,711,509

   Net loss                                  --              --              --        (2,436,192)     (2,436,192)
                                     ------------    ------------    ------------    ------------    ------------

Balances at September 30, 1999         53,370,498    $    533,705    $ 22,403,622    $(21,900,202)   $  1,037,125
                                     ============    ============    ============    ============    ============


                            See accompanying notes.

                               CELSION CORPORATION

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997



                                                          1999           1998          1997
                                                      -----------    -----------    -----------

 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(2,436,192)   $(4,200,488)   $(3,051,889)
  Noncash items included in net loss:
    Funds held under investment contract used
      for cosmetic division expenses                        --             --           40,000
    Depreciation and amortization                         28,674         24,291         24,169
    Bad debt expense                                        --             --          120,865
    Loss on disposal of property and equipment              --           45,180           --
    Inventory valuation                                   20,000        287,682           --
 Write-off of Ardex Equipment - note
    receivable and accrued interest                         --             --          438,803
    Common stock issued for operating expenses           200,304        796,745        297,542
  Net changes in:
    Accounts receivable                                     --            4,079
    Inventories                                             --             --          (58,789)
    Accrued interest receivable - related parties           --             --          (33,470)
    Prepaid expenses                                      73,424          5,430           --
    Other current assets                                 (21,594)        10,085           --
    Accounts payable and accrued interest payable       (223,255)       903,900        837,172
    Accrued compensation                                 189,239        168,732        145,256
    Accrued professional fees                           (100,000)      (156,300)       179,950
    Other accrued liabilities                            (13,551)        (1,865)       (85,401)
                                                     -----------    -----------    -----------

         Net cash used in operating activities        (2,282,951)    (2,112,529)    (1,154,751)
                                                     -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of patent licenses                              --          (10,000)          --
  Purchase of property and equipment                      (8,297)       (21,935)        (3,807)
                                                     -----------    -----------    -----------

         Net cash used in investing activities            (8,297)       (31,935)        (3,807)
                                                     -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                               --           50,000        615,000
  Payment on notes payable - related parties                --          (63,240)       (24,020)
  Payment on notes payable - other                       (18,000)       (79,254)       (95,000)
  Payment on capital lease obligation                     (1,083)          (475)          --
  Proceeds of stock issuances                          3,612,875      2,025,000        683,000
                                                     -----------    -----------    -----------

         Net cash provided by financing activities     3,593,792      1,932,031      1,178,980
                                                     -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                        1,302,544       (212,433)        20,422

CASH AT BEGINNING OF YEAR                                 54,920        267,353        246,931
                                                     -----------    -----------    -----------

CASH AT END OF YEAR                                  $ 1,357,464    $    54,920    $   267,353
                                                     ===========    ===========    ===========


                              Celsion Corporation

                      Statements of Cash Flows (Continued)
             For the Years Ended September 30, 1999, 1998 and 1997




                                                                              1999           1998           1997
                                                                          -----------    -----------    ------------

Schedule of noncash investing and financing transactions:
   Rescission of a 9.5% interest in the Aestar Fine
   Chemical Company in exchange for 16,000,000
   shares of common stock                                                 $      --     $      --      $ (8,000,000)
                                                                          ===========   ===========    ============

   Conversion of accounts payable, debt and accrued
      interest payable through issuance of common stock                   $ 1,511,205   $ 1,988,322    $    854,826
                                                                          ===========   ===========    ============

   Equipment reacquired for internal use                                  $      --     $      --      $     30,000
                                                                          ===========   ===========    ============

Acquisition of equipment:
   Cost of equipment                                                      $      --     $     7,277    $       --
   Capital lease payable                                                         --          (7,277)           --
                                                                          -----------    -----------    ------------

   Cash down payment for equipment                                        $      --     $      --      $       --
                                                                          ===========   ===========    ============

   Payment on notes payable:
      Decrease in notes payable                                           $      --     $    16,670    $       --
      Offset of accounts receivable                                              --         (16,670)           --
                                                                          -----------   -----------    ------------

        Net cash paid                                                     $      --     $      --      $       --
                                                                          ===========   ===========    ============

Cash paid during the year for interest                                    $    21,356   $   103,470    $       --
                                                                          ===========   ===========    ============


                            See accompanying notes.

                               CELSION CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997



1.    DESCRIPTION OF BUSINESS

            Celsion Corporation (the "Company") was incorporated in the State of Maryland in 1982 under the name A.Y. Cheung Associates, Inc. The Company changed its name to Cheung Laboratories, Inc. on June 30, 1984 and to Celsion Corporation on May 1, 1998. The Company is a biomedical research and development company headquartered in Columbia, Maryland, dedicated to creating and marketing medical treatment systems for cancer, benign prostatic hyperplasia and other diseases using focused heat energy.

2.    FINANCIAL CONDITION

            Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company?s research and development programs, the clinical trials conducted in connection with the Company's thermotherapy systems and applications for submission to the Food and Drug Administration. The Company believes these expenditures are essential for the commercialization of its technologies. The Company has experienced significant operating losses and as of September 30, 1999 had an accumulated deficit of approximately $21 million. The Company expects such operating losses to continue and possibly increase in the near term and for the foreseeable future as it continues its product development efforts, and undertakes marketing and sales activities. The Company's ability to achieve profitability is dependent upon its ability to successfully obtain governmental approvals, produce, market and sell its new technology and integrate such technology into its thermotherapy systems. The Company has not been able to successfully market its older thermotherapy cancer treatment system because of its inability to provide heat treatment for other than surface and sub-surface tumors. There can be no assurance that the Company will be able to successfully commercialize its newer technology or that profitability will ever be achieved. The operating results of the Company have fluctuated significantly in the past. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, many of which are outside the Company?s control.

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

            Property and Equipment
            ----------------------

            Property and equipment is stated at cost. Depreciation is provided over the estimated useful lives of the related assets of three to seven years using the straight-line method. Major renewals and betterments are capitalized at cost and ordinary repairs and maintenance are charged against operations as incurred. Depreciation expense was $12,845, $11,910 and $8,119 for the years ended 1999, 1998 and 1997, respectively.

           Patent Licenses
           ---------------

                The Company has purchased several licenses to use the rights to patented technologies. Patent license costs are amortized straight-line over the remaining patent life.

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

                Net Loss Per Common Share
                -------------------------

            Basic and diluted net loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. The impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding, as the effect would be anti-dilutive.

            Non-monetary Transactions
            -------------------------

                 Non-monetary  transactions are accounted for in accordance with
Accounting   Principles  Board  Opinion  No.  29  "Accounting  for  Non-monetary

Transactions" which requires that the transfer or distribution of a non-monetary asset or liability generally is based on the fair value of the asset or liability that is received or surrendered, whichever is more clearly evident.

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

4.    INVENTORIES

           Inventories are comprised of the following:

                                              1999                 1998
                                            -------             --------

       Materials                           $  5,059             $  5,059
       Finished products                     17,000               37,000
                                            -------             --------

                                            $22,059              $42,059
                                            =======              =======

             During the year ended September 30, 1998, management completed a thorough review of all its components inventory. As a result of this review the Company identified and wrote off approximately $287,000 of parts and components inventory acquired in the course of developing older equipment now considered to be obsolete. This includes approximately $175,000 of components and parts acquired in the course of developing the Company's older equipment, which was deemed unusable in the Company's newer models that incorporate advanced microwave technology, and $112,000 of replacement parts inventory for older equipment sold in prior years by the Company which was determined to have no appreciable market value because of absence of demand. The write off of $175,000 is included in research and development expenses and the write off of $112,000 is included in operating expenses. During the year ended September 30, 1999 an additional $20,000 reduction was made to the carrying value of the inventory account. The write-off is included in operating expense.

5.     RELATED PARTY TRANSACTIONS

             Note Payable - Related Parties
             ------------------------------

                  Note payable to related parties as of September 30 are comprised of the following:

                                                                                              1999             1998
                                                                                            --------         --------
Demand note payable to relative of an officer and
  stockholder of the Company, accruing interest at
  12% per annum                                                                               $ --           $ 36,041

Term notes payable to interested parties of the
  Company accruing interest at 12% per annum                                                  10,000           10,000

Term note payable to an officer and stockholder of
  the Company accruing interest at 8% per annum                                                 --             50,000

Term note payable to  stockholder  of the Company  accruing  interest at 10% per annum payable in monthly  payments of $2,000 for 25 months The note is secured by all accounts receivable and
  general intangibles of the Company                                                            --            50,000
                                                                                            --------         --------
                                                                                              10,000          146,041
   Less current portion                                                                       10,000          146,041
                                                                                            --------         --------
Long-term portion - due in 1998                                                               $   --         $   --
                                                                                            ========         ========


            Accrued interest payable on these notes amounted to $13,800 and $150,020 at September 30, 1998 and 1997, respectively.

            Stock Based Compensation Plan


                 As part of the Company's employment agreement with its current chief executive officer (CEO), the Company has granted to the CEO 1,900,000 shares of the Company's capital stock which vests in certain milestones throughout the term of employment. The shares become fully vested provided that the CEO remains with the Company through the term of the contract. Under the Plan there was no compensation expense recognized in the year ended September 30, 1999, and $699,375 and $280,000 of compensation expense was recognized in the years ended September 30, 1998 and 1997, respectively.

6.    NOTES PAYABLE - OTHER

            Notes payable - other consist of the following as of September 30:

                                                                                      1999            1998
                                                                                    --------        --------
Term note with interest accruing at 24% per annum,
  compounded monthly.  The note matured April 30, 1996                               $114,778        $114,778

Term note with accrued interest payable each month
  at 12% per annum.  The note was secured by inventory
  and property.  The note matured December 18, 1997                                      --            18,000
                                                                                    --------        --------

                                                                                     $114,778        $132,778
                                                                                     ========        ========


            Accrued interest payable on these notes amounted to $155,373 and $127,538 at September 30, 1999 and 1998, respectively.

7.    RETIREMENT PLAN

            The Company provides a SAR-SEP savings plan to which eligible employees may make pretax payroll contributions up to 15% of compensation. The Company does not make contributions to the plan.

8.    INVESTMENT IN AESTAR FINE CHEMICAL COMPANY - AT COST

            During 1995, the Company acquired a 9.5% equity interest in Aestar Fine Chemical Company (Aestar) in exchange for 16,000,000 shares of its common stock. The investment was carried at cost, as measured by the $.50 per share fair market value of the 16,000,000 shares of the Company's common stock. The Company subsequently rescinded this investment during the year ended September 30, 1997 by exchanging its interest in Aestar for the 16,000,000 shares of its common stock.

9.    INVESTMENT IN ARDEX EQUIPMENT, L.L.C. - AT EQUITY

            The Company purchased a 19.25% equity interest in Ardex Equipment, L.L.C. (Ardex) during the year ended September 30, 1995. The investment was carried at cost, adjusted for the Company's proportionate share of Ardex's loss from the purchase date through September 30, 1995. During the year ended September 30, 1996, the Company agreed to rescind its purchase of the interest in Ardex through the conversion of its equity investment into a note receivable from Ardex and its principals, a conversion which did not result in a gain or loss because the amount of the note was equal to the carrying amount of the investment. During the year ended September 30, 1997, Ardex experienced financial difficulties and the receivable plus accrued interest totaling $438,803 was written-off as being uncollectible and is reported separately in the statement of operations.

10.         LICENSE AGREEMENTS

            The Company has exclusive license agreements with Massachusetts Institute of Technology (the "MIT Agreement") and MMTC, Inc. (the "MMTC Agreement") for the use of certain patented technologies. The MIT Agreement and the MMTC Agreement each contain license fee and royalty requirements and other performance requirements which the Company must meet by certain deadlines with respect to the use of the patented technologies. If the Company were to breach the MIT Agreement or the MMTC Agreement, the Company would lose its rights to the respective licensed technology and would not receive compensation for its efforts in developing or exploiting the technology.

         In March 1998, the Company entered into two sponsored research agreements with Duke University pursuant to which the Company has agreed to pay Duke University for all direct and indirect costs incurred in the performance of the research contemplated under such agreements not to exceed $625,062 and Duke University has agreed to grant to the Company an option to acquire an exclusive, worldwide, royalty bearing license of Duke University's rights to any invention, development, or discovery resulting from the subject research. The sponsored research agreements were terminated, and, on November 10, 1999, the Company entered into a License Agreement with Duke University, under which Duke has granted the Company exclusive rights (subject to certain exceptions) to commercialize and use Duke's patented thermo-liposome technology. For portions of the technology, Celsion's rights are worldwide, and, for various patent rights, the license covers the United States, Canada, the United Kingdom, France, Germany and Japan, and other countries in which Celsion desires to seek patent protection, provided that Celsion will be responsible for the costs of obtaining such protection. The License Agreement contains annual royalty and minimum payment provisions, and also requires the Company to make milestone-based royalty payments measured by such events as product development stages, FDA applications and approvals, foreign marketing approvals and achievement of significant sales. However, in lieu of such milestone-based cash payments, Duke has agreed to accept shares of Celsion Common Stock to be issued in installments at the time each milestone payment is due.

            Under the Company's research agreement with Sloan-Kettering, the Company had an option to negotiate the terms of an exclusive license agreement to commercialize the results of the Sloan-Kettering research sponsored by Celsion concerning patented thermo-genetic modifier technology. Celsion exercised its option to commence such negotiations on November 9, 1999, and has until February 9, 2000 to negotiate the terms of a final license agreement.

Celsion has been holding discussions with Sloan-Kettering on such terms, and anticipates that the terms will be finalized by the February 9, 2000 expiration date.

11.         INCOME TAXES

            A reconciliation of the Company's statutory tax rate to the effective rate for the years ended September 30 is as follows:

                                                          1999           1998          1997

           Federal statutory rate                          34.0%        34.0%         34.0%
           State taxes, net of federal tax benefit          4.6          4.6           4.6
           Valuation allowance                            (38.6)       (38.6)        (38.6)

                                                             .0%          .0%           .0%
                                                         ======         ======       ======


            As of September 30, 1999, the Company had net operating loss carryforwards of approximately $21,300,000 for federal income tax purposes that are available to offset future taxable income through the year 2019.

            The components of the Company's deferred tax asset for the years ended September 30 is as follows:

                                                      1999             1998
                                                  -------------   -------------

Net operating loss carryforwards
                                                   $7,893,000      $ 6,952,000
Valuation allowance
                                                   (7,893,000)      (6,952,000)


                                                   $     --        $      --
                                                  -------------   -------------

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

12.  COMMON STOCK

            During the year ended September 30, 1999, the Company issued an aggregate of 9,545,500 shares of common stock for net or gross cash of $3,612,875. In addition, a total of 3,343,976 shares were issued to extinguish debt, and 535,196 shares were issued as payment for various operating expenses.

            During the year ended September 30, 1998, the Company issued a total of 4,315,000 shares of common stock for $2,025,000. In addition, 5,274,961 shares were issued to extinguish debt, and 1,260,532 shares were issued as payment for various operating expenses.

            During the year ended September 30, 1997, the Company issued 1,409,902 shares of common stock for $683,000; also 1,317,143 shares were issued to extinguish debt, and 1,161,828 shares were issued as payments for various operating expenses. Additionally, the Company retired 16,000,000 shares of common stock in connection with the rescission in its investment in Aestar.

13.         STOCK OPTIONS AND WARRANTS

            The Company has issued stock options to employees, directors, vendors and debt holders. Options are granted at market value at the date of the grant and are generally exercisable immediately.

            A summary of the Company's stock option activity and related information for the years ended September 30, 1999, 1998 and 1997 is as follows:

                                                  1999                        1998                             1997
                                          -------------------         ---------------------        -------------------------
                                                     Weighted                      Weighted                          Weighted
                                           Common     Average         Common        Average        Common            Average
                                           Stock      Exercise         Stock       Exercise         Stock            Exercise
                                          Options      Price          Options        Price          Options            Price
                                          ------      -----          -------        -----          -------            -----

      Outstanding at beginning of year    2,745,000    $.41          3,565,000       $.38          3,050,000          $.34
        Granted                            -             -             -               -             515,000           .61
        Exercised                          (587,500)    .25           (125,000)       .45                -              -
        Expired/cancelled                   (10,000)    .69           (695,000)       .25                -              -
                                          ---------  ---------       ---------    ---------       ---------         ---------

      Outstanding at end of year          2,147,500    $.45          2,745,000       $.41          3,565,000          $.38
                                          =========  =========       =========    =========        =========        =========

           Additionally, the Company has issued warrants to purchase the Company's stock as follows:

                                                  1999                        1998                             1997
                                          -------------------         ---------------------        -------------------------
                                                     Weighted                      Weighted                          Weighted
                                           Common     Average         Common        Average        Common            Average
                                           Stock      Exercise         Stock       Exercise         Stock            Exercise
                                          Options      Price          Options        Price          Options            Price
                                          ------      -----          -------        -----          -------            -----


      Outstanding at beginning of year    7,858,983    $.45          3,276,818       $.35          2,218,035          $.29
        Issued                            6,749,627     .81          4,582,165        .52          1,058,783           .48
        Expired/cancelled                  (102,340)    .50            -               -            -                  -
                                         ----------  ---------       ---------    ---------       ---------         ---------

      Outstanding at end of year         14,506,270    $.59          7,858,983       $.45          3,276,818          $.35
                                         ==========  =========       =========    =========        =========        =========

           The following summarizes information about options and warrants at September 30, 1999:

                                                                                              Options/
                    Options/Warrants Outstanding                                       Warrants    Exercisable
                    ----------------------------                                       --------    -----------
                                                     Weighted Average     Weighted                  Weighted
       Range of                                         Remaining          Average                  Average
   Exercise Prices            Number                Contractual Life  Exercise Price    Number     Exercise Price
   ---------------            ------                ----------------  --------------    ------     --------------


   $0.16 - $3.00             16,653,770              4.63 years         $0.57         12,898,659      $0.60

Additionally, certain agreements with stockholders have antidilutive provisions which require that additional shares and options be issued under certain circumstances.

           The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), but applies Accounting Principles Board Opinion No. 25 and related interpretations. No compensation expense related to the granting of stock options was recorded during the three years ended September 30, 1999. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997: risk-free interest rate of 5.71%, 5.75% and 6.50% for 1999, 1998 and 1997, respectively; expected volatility of 50%; expected option life of 3 to 5 years from vesting and an expected dividend yield of 0.0%. If the Company had elected to recognize cost based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, net loss and loss per share would have been changed to the pro forma amounts as follows:



                                                                                     Year Ended September 30,
                                                                             ------------------------------------
                                                                            1999               1998              1997
                                                                      ---------------      ---------------   --------------

           Net loss                                                      $(5,477,762)       $(5,272,699)     $(3,476,159)
           Net loss per common share - basic                                 (.09)              (.12)            (.12)





14.   COMMITMENTS AND CONTINGENCIES

           Potential Liability and Insurance
           ---------------------------------

         In the normal course of business, the Company may be subject to warranty and product liability claims on its hyperthermia equipment. Although the Company has obtained liability insurance, assertion of any product liability claim against the Company, in excess of such insurance limits, may have an adverse effect on its financial condition. As of September 30, 1999, no product warranty claims or other liabilities against the Company have been asserted.

15.   LEASE OBLIGATIONS

            During the year ended September 30, 1997, the Company entered into a three-year lease for their facilities in Columbia, Maryland. Future minimum lease obligations are as follows:

                  Year ended September 30:
                             2000                 $   55,877

           Total amounts charged to rent expense for 1999, 1998 and 1997 were $67,796, $75,018 and $64,594, respectively.

16.   CONCENTRATIONS OF CREDIT RISK

           As of September 30, 1999, the Company has a concentration of credit represented by cash balances in one large commercial bank in amounts which exceed current federal deposit insurance limits. The financial stability of this institution is continually reviewed by senior management.

17.   CAPITAL LEASE COMMITMENTS

            The Company leases a telephone system under an agreement classified as a capital lease. The cost and accumulated depreciation for the equipment as of September 30, 1999 was $7,276 and $2,183, respectively, and as of September 30, 1998 was $7,276 and $728, respectively.

           The following is a schedule of future minimum lease payments under the capital lease together with the present value of the next minimum lease payments as of September 30, 1999:

              Year Ending September 30:
                     2000                                          $ 2,206
                     2001                                            2,206
                     2002                                            2,206
                     2003                                            1,103
                                                                   -------

        Total future minimum lease payments                          7,721
        Amount representing interest                                (2,002)

        Present value of future minimum lease payments               5,719
        Current portion                                             (1,292)
                                                                   -------

        Long-term portion                                          $ 4,427
                                                                   =======

           Total interest expense on the long-term capital lease obligation for the years ended September 30, 1999 and 1998 was $1,123 and $629, respectively.

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
       ------

        3.1 Articles of Incorporation of the Company as filed on May 19, 1982 with the State of Maryland Department of Assignments and Taxation, incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1, as amended, originally filed with the Securities and Exchange Commission on October 17, 1984, Registration No. 2-93826-W.
       3.1.1 Articles of Amendment and Restatement to the Articles of Incorporation of the Company as filed on June 21, 1984 with the State of Maryland Department of Assignments and Taxation, incorporated herein by reference to Exhibit 3.1.1 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1996.
       3.1.2 Articles of Amendment to the Articles of Incorporation of the Company as filed on December 14, 1994 with the State of Maryland Department of Assignments and Taxation, incorporated herein by reference to Exhibit 3.1.2 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1996
       3.1.3 Certificate of Amendment to Certificate of Incorporation as filed on May 1, 1998 with the State of Maryland Department of Assignment and Taxation, incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 30, 1998.
        3.2 By-laws, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1996.
       3.2.1 Amendment to the By-laws of the Company adopted December 9, 1994, incorporated herein by reference to Exhibit 3.2.1 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1996.

       Exhibit        Description
       Number         -----------
       ------

       3.2.2 Amendment to the By-laws of the Company adopted April 27, 1998, incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 30, 1998.
      10.1 Patent License Agreement between the Company and Massachusetts Institute of Technology dated June 1, 1996, incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1996 (Confidential Treatment Requested).
      10.2 License Agreement between the Company and MMTC, Inc. dated August 23, 1996, incorporated herein by reference to
                     Exhibit 10.2 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1996 (Confidential Treatment Requested).
      10.3 Letter Agreement between the Company and H.B.C.I., Inc., dated September 17, 1996, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1996.
      10.4 Letter Agreement between the Company and Herbst, Lazar, Bell, Inc. dated October 4, 1996, incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1996.
      10.5 Sponsored Research Agreement dated March 17, 1998 between the Company and Duke University and Sponsored Research Agreement dated February 26, 1998 between the Company and Duke University.
      10.6 Engagement Letter dated August 6, 1998 between the Company and Josephberg Grosz & Co., Inc.
      10.7 Patent License Agreement between the Company and Massachusetts Institute of Technology dated October 17, 1997 (Confidential Treatment Requested).
      10.8 Amendment dated November 25, 1997 to the License Agreement between the Company and MMTC, Inc. dated August 23, 1996 (Confidential Treatment Requested).
      10.9 Patent License Agreement between the Company and Duke University dated November 10, 1999 (Confidential Treatment Requested).+
      10.10 Amendment dated March 23, 1999 to the License Agreement between the Company and MMTC, Inc. dated August 23, 1996 (Confidential Treatment Requested).+
      10.11 Option Agreement between the Company and Sloan-Kettering Institute for Cancer Research dated February 26, 1999 (Confidential Treatment Requested).+
      10.12 Amendment Letter dated August 31, 1999 to the Option Agreement between the Company and Sloan-Kettering Institute for Cancer Research dated February 26, 1999.+
      10.13 Omnibus Stock Option Plan, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 30, 1998.
      10.14 Letter of Intent between the Company and Mr. Sun Shou Yi, representative of Mr. Gao Yu Wen, dated May 27, 1996 and Redemption Agreement between the Company and Mr. Sun Shou Yi., representative of Mr. Gao Yu Wen, dated June 6, 1996, incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1996.

       Exhibit        Description
       Number         -----------
       ------
       10.15 Amendment among the Company, Sun Shou Yi, Ou Yang An, Gao Yu Wen, dated October 23, 1996, incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1996.
       10.16 Unsecured Promissory Note, dated June 23, 1998, in the amount of $50,000 and bearing interest at the rate of eight percent, payable to Spencer J. Volk.
       10.17 Form of Series 200 Warrant issued to certain employees, directors, and consultants to Purchase Common Stock of the Company.
       10.18         Form of Series 250 Warrant  Issued to  DunnHughes  Holding,
                     Inc. to Purchase Common Stock of the Company.
       10.19         Form of Series 300 Warrant Issued to Nace  Resources,  Inc.
                     and George T. Horton Trust to Purchase Common Stock of the Company.
       10.20 Form of Series 400 Warrant Issued to Stearns Management Company Assignees to Purchase Common Stock of the Company.
       10.21 Form of Series 500 Warrant to Purchase Common Stock of the Company pursuant to the Private Placement Memorandum of the Company dated January 6, 1997, as amended.
       10.22 Form of Series 550 Warrant to Purchase Common Stock of the Company pursuant to the Private Placement Memorandum of the Company dated January 6, 1997, as amended.
       10.23 Form of Series 600 Warrant Issued to Certain Employees and Directors on May 16, 1996 to Purchase Common Stock of the Company.
       10.24 Form of Series 700 Warrant to Purchase Common Stock of the Company pursuant to the Private Placement Memorandum of the Company dated September 10, 1998, as amended.
       10.25 Form of Series 800 Warrant to Purchase Common Stock of the Company pursuant to the Private Placement Memorandum of the Company dated February 23, 1999, as amended.+
       10.26 Form of Registration Rights Agreement pursuant to the Private Placement Memorandum of the Company dated January 6, 1997, as amended.
       10.27 Form of Registration Rights Agreement pursuant to the Private Placement Memorandum of the Company dated September 10, 1998, as amended.
       21.1 Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21.1 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1996.
       23.1 Consent of Stegman & Company, independent public accountants of the Company.+
       27.1          Financial Data Schedule.+
------------------

+        Denotes exhibits filed with this Form 10-K

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused its annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CELSION CORPORATION

December 28, 1999             By: /s/ Spencer J.  Volk
                                  -------------------------------------
                                  Spencer J. Volk
                                  Chief Executive Officer and President


                              By: /s/ John Mon
                                  -------------------------------------
                                  John Mon
                                  Chief Accounting Officer, General
                                  Manager, Secretary and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Registrant's annual report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


            Signature                        Title                                 Date
            ---------                        -----                                 ----


 /s/ Spencer J.  Volk                    Chief Executive Officer,           December 28, 1999
 --------------------------------
Spencer J. Volk                          President and Director


/s/ John Mon                             General Manager, Treasurer,        December 28, 1999
---------------------------------
John Mon                                 Secretary and Director


/s/ Augustine Y.  Cheung                 Chairman, Director                 December 28, 1999
---------------------------------
Dr.  Augustine Y.  Cheung


/s/ Walter Herbst                        Director                           December 28, 1999
---------------------------------
Walter Herbst


/s/ Claude Tihon                         Director                           December 28, 1999
---------------------------------
Claude Tihon


/s/ LaSalle D.  Leffall, Jr.             Director                           December 28, 1999
---------------------------------
LaSalle D.  Leffall, Jr.


/s/ Max E.  Link                         Director                           December 28, 1999
---------------------------------
Max E.  Link