Form 10-Q
period 1999-12-31
CELSION CORP
filed 2000-02-14
CIK 749647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended December 31, 1999
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to
                                        -----------   ---------
                        Commission file number 000-14242

                               CELSION CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)

                          Maryland                            52-1256615
               -------------------------------             --------------------
               State or other jurisdiction of              (I.R.S. Employer
               incorporation or organization                Identification No.)

            10220-I Old Columbia Road, Columbia, Maryland 21046-1705
            --------------------------------------------------------
            (Address of principal executive offices)       (Zip Code)

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

As of December 31, 1999, the Registrant had outstanding 54,188,294 shares of Common Stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

--------------------------------------------------------------------------------
                          Index to Financial Statements

                                                                       Page

--------------------------------------------------------------------------------
Balance Sheets                                                           3
December 31, 1999 and September 30, 1999
--------------------------------------------------------------------------------

Statements of Operations                                                 5
Three months ended
December 31, 1999 and 1998
--------------------------------------------------------------------------------

Statements of Cash Flows                                                 6
Three months ended December 31, 1999 and

1998

--------------------------------------------------------------------------------

Notes to Financial Statements                                            7

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                               CELSION CORPORATION

                                 BALANCE SHEETS

                    December 31, 1999 and September 30, 1999

                                     ASSETS

                                                         12/31/99       9/30/99
                                                       ----------     ----------
Current assets:

   Cash and cash equivalents                           $  766,989     $1,357,464

   Accounts receivable                                      6,080          1,812

   Inventories                                             22,059         22,059

   Prepaid expenses                                       195,807          3,520

         Other current assets                              93,009         39,203
                                                       ----------     ----------


         Total current assets                           1,083,945      1,424,058
                                                       ----------     ----------

   Property and equipment - at cost:

   Furniture and office equipment                         208,525        203,156

   Laboratory and shop equipment                           47,983         47,983
                                                       ----------     ----------

                                                          256,508        251,139

      Less accumulated depreciation                       228,640        224,874
                                                       ----------     ----------

         Net value of property and equipment               27,868         26,265
                                                       ----------     ----------

  Other assets:

  Patent licenses (net of amortization )                  104,403        108,361
                                                       ----------     ----------

         Total other assets                             1,036,216      1,558,684
                                                       ----------     ----------

            Total assets                               $1,216,216     $  330,738
                                                       ==========     ==========



                            See accompanying notes.


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           12/31/1999       9/30/1999
                                                          ------------    ------------

Current liabilities:
-------------------

Accounts payable - trade                                  $     48,455    $    130,792

Notes payable-related parties                                        0          10,000

   Notes payable-other                                         114,778         114,778

   Current Portion of Capital Leases                             1,327           1,292

Accrued interest payable - related parties                           0          13,800

   Accrued interest payable - other                            155,373         155,373

   Accrued compensation                                         55,116          91,009

   Other accrued liabilities                                    26,121              88
                                                          ------------    ------------

         Total current liabilities                             401,170         517,132
                                                          ------------    ------------

Long term liabilities:

   Long term debt                                                 --              --

         Total long-term liabilities                             4,119           4,427
                                                          ------------    ------------

         Total liabilities                                     405,289         521,559
                                                          ------------    ------------


Stockholders= equity:

   Capital stock - $.01 par value; 100,000,000 shares
authorized, 54,188,294 and 53,370,498 issued and
outstanding for 12/31/1999 and 9/30/1999, respectively         541,883         533,705

   Additional paid-in capital                               23,003,919      22,403,622

    Accumulated deficit                                    (22,734,865)    (21,900,202)
                                                          ------------    ------------

          Total stockholders'(deficit) equity                  810,927       1,037,125
                                                          ------------    ------------

          Total liabilities and shareholders= equity      $  1,216,216    $  1,558,684
                                                          ============    ============

                            See accompanying notes.

                               CELSION CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Three Months Ended December 31,
                                                      1999             1998
                                                  ------------     ------------
Revenue:
   Hyperthermia sales and parts                           --               --
       Total revenue                                      --               --
Cost of sales                                             --               --
Gross profit (loss)                                       --               --
Operating expenses:
Selling, general and administrative               $    486,465     $    357,577
Research and development                               355,578          167,101
                                                  ------------     ------------
Total operating expenses                               842,043          524,679
                                                  ------------     ------------
(Loss) Income from operations                         (842,043)        (524,679)
Loss in investment fund                                   --               --
Other(expense) income                                    7,691             --
Interest expense                                          (311)         (23,314)
                                                  ------------     ------------
(Loss) Income before income taxes                     (834,663)        (547,993)
Income taxes                                              --               --
Net (loss) income                                     (834,663)        (547,993)
                                                  ============     ============
Net (loss)income per common share (basic)         ($     0.016)    ($     0.014)
                                                  ============     ============
Weighted average shares outstanding                 53,833,784       40,595,255

                            See accompanying notes.


                               CELSION CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three Months Ended December 31,
                                                             1999             1998
                                                          -----------    -----------
Cash flows from operating activities:
  Net (loss) income                                       $  (834,663)   $  (547,993)
  Noncash items included in net (loss) income:
  Loss in investment fund                                        --             --
  Depreciation and amortization                                 7,723          7,182
  Bad debt expense                                               --             --
  Net changes in:
  Accounts receivable                                          (4,268)          --
  Inventories                                                    --             --
  Prepaid expenses                                           (192,286)        31,931
  Other  current assets                                       (53,807)          --
  Accounts payable-trade                                      (82,336)        90,540
  Accrued interest payable - related parties                     --              233
  Accrued interest payable - other                            (13,800)        20,246
  Accrued compensation                                        (35,893)        68,346
  Other accrued liabilities and deferred revenue               26,033         22,288
                                                          -----------    -----------
      Net cash (used) provided by operating activities     (1,183,297)      (307,226)
                                                          -----------    -----------
Cash flows from investing activities:

  Purchase of property and equipment                           (5,369)          --
       Net cash provided (used) by investing activities        (5,369)          --
Cash flows from financing activities:

  Payment on notes payable (net)                              (10,000)       (55,000)
  Payment on capital leases (net)                                (274)          (181)
  Proceeds of stock issuances                                 608,466        407,600
                                                          -----------    -----------
       Net cash provided by financing activities              598,191        352,419
                                                          -----------    -----------
Net increase (decrease) in cash                              (590,475)        45,193
Cash at beginning of period                                 1,357,464         54,921
                                                          -----------    -----------
Cash at end of the period                                 $   766,989    $   100,114
                                                          ===========    ===========

                            See accompanying notes.

                               CELSION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Note 1.     Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements, which include the accounts of Celsion Corporation (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2000. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

Note 2.     Common Stock Outstanding and Per Share Information

         For the quarters ended December 31, 1999 and 1998, per share data is based on the weighted average number of shares of Common Stock outstanding. Outstanding warrants and options which can be converted into Common Stock are not included as their effect is antidilutive.

Note 3.     Inventories

         Inventories are carried at the lower of actual cost or market, and cost is determined using the average cost method. The components of inventories on 12/31/1999 and 9/30/1999 are as follows:

         Parts  held  in   inventory  as  of  December  31,  1999  are  held  as
replacements and spares for occasional repair of older systems sold in previous years

                                             12/31/1999              9/30/1999
                                             ----------              ---------

Materials                                      $5,059                  $5,059
Work - in - process                                -                       -

Finished products                              17,000                  17,000
                                               ------                  ------

                                               $22,059                 $22,059
                                               =======                 =======


Item 2 -          MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         Statements  and  terms  such  as  "expect",  "anticipate",  "estimate",
"plan", "believe" and words of similar import, regarding the Company's expectations as to the development and effectiveness of its technology, the potential demand for its products, and other aspects of its present and future business operations, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, the Company cannot guarantee that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, but are not limited to, those referred to in the following paragraph and in the discussion under "Liquidity and Capital Resources."

General

         Since inception, the Company has incurred substantial operating losses. The Company expects operating losses to continue and possibly increase in the near term and for the foreseeable future as it continues its product development efforts, conducts clinical trials and undertakes marketing and sales activities for new products. The Company's ability to achieve profitability is dependent upon its ability successfully to integrate new technology into its thermotherapy systems, conduct clinical trials, obtain governmental approvals, and manufacture, market and sell its new products. Major obstacles facing the Company over the last several years have included inadequate funding, a negative net worth, and the slow development of the thermotherapy market due to technical shortcomings of the thermotherapy equipment available commercially. The Company has not continued to market its older thermotherapy system, principally because of the system's inability to provide heat treatment for other than surface and sub-surface tumors, and has concentrated its efforts on a new generation of thermotherapy products.

         The operating results of the Company have fluctuated significantly in the past on an annual and a quarterly basis. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, many of which are outside the Company's control.

Results of Operations

Comparison of Three Months Ended December 31, 1999
and Three Months Ended December 31, 1998

         There were no product sales for the three months ended December 31, 1999 and 1998. Product revenues are not expected until development of equipment incorporating the Company's new technologies is completed and such equipment is clinically tested and receives necessary approvals from governmental regulatory agencies.

         Research and development expense increased by 113% to $355,579 for the current period from $167,101 for the three months ended December 31, 1998. The increase in 1999 expenditure levels was mainly due to a charge of $149,428, representing shares of Common Stock issued to Duke University under a license agreement for Duke University's thermoliposome technology, entered into on November 10, 1999. The Company also expended $36,298 in the current quarter to begin its Phase I breast cancer trials at Harbor UCLA Medical Center and Columbia Hospital during the period ended December 31, 1999. The Company expects expenditures on research and development expenses to increase for the remainder of the fiscal year as it completes Phase I of the BPH clinical trials and begins Phase II clinical trials for its breast cancer and BPH treatment systems.

         Selling, general and administrative expense increased by 36% to $486,465 for the three months ended December 31, 1999, from $357,577 for the comparable earlier period. The increase was due to the following additional expenses in the 1999 periods: incentive stock issued in compliance with the Company's obligations under an employment agreement, valued on the Company's books at $75,000, and consulting fees and expenses paid in the form of shares of Common Stock issued to various consultants for public relations and financial and strategic planning services, in an aggregate amount of $60,000.

         Due mainly to the increase in the expenditures listed above for the three months ending December 31, 1999, the loss from operations for the period rose by $286,670 to ($834,663) from $(547,993) in the prior year.

Liquidity and Capital Resources

         Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $22,734,865 at December 31, 1999. The Company has incurred negative cash flows from operations since its inception, and has funded its operations primarily through the sale of equity securities. As of December 31, 1999, the Company had cash of $766,989 and total current assets of $1,083,945 compared with current liabilities of $401,170, resulting in a working capital surplus of $682,775. As of September 30, 1999 , the Company had $1,357,464 in cash and total current assets of $1,424,058 compared with current liabilities of $517,132, which resulted in a working capital surplus of $902,499 at fiscal year-end. Net cash used in the Company's operating activities was $1,183,297 for the three months ending December 31, 1999.

         The Company does not have any bank financing arrangements and has funded its operations in recent years primarily through private placement offerings. For all of fiscal year 2000, the Company expects to expend a total of about $4 million for breast cancer and BPH clinical testing and for corporate overhead. The foregoing amounts are estimates based upon assumptions as to the availability of funding, the scheduling of institutional clinical research and testing personnel, the timing of clinical trials and other factors, not all of which are fully predictable. Accordingly, estimates and timing concerning projected expenditures and programs are subject to change.

         The Company expects to meet its funding needs for fiscal year 2000 through a private placement offering to accredited investors under Regulation D. The offering was consummated on January 31, 2000, and netted the Company approximately $4.2 million.

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

Year 2000 Compliance

         The Company instituted procedures and changes to prepare for potential Y2K problems, as disclosed in earlier reports. To date Celsion has not had any Y2K related problems, and all internal systems have functioned properly since the beginning of the year 2000. All key vendors have not had any problems that the Company is aware of, and all of the Company's orders for components have been filled. At this time, Celsion's management does not foresee significant Y2K risks resulting from its dealings with vendors or suppliers.

                                            PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

         None

Item 2.      Change in Securities

         During the first quarter of the fiscal year ended December 31, 1999, the Company issued the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act"):

         1. During the current quarter, the Company issued a total of 374,498 shares to nine consultants for services in connection with public relations and financial and strategic planning. These services were valued at $342,162. The shares issued to the these consultants were restricted stock, endorsed with the Company's standard restricted stock legend, with a stop transfer instruction recorded by the transfer agent. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

         2. The Company issued a total of 167,500 shares of Common Stock upon the exercise of certain outstanding options and warrants, for total cash consideration of $41,875, an average exercise price of $0.25 per share. The shares issued to the holders of such options and warrants were restricted stock endorsed with the Company's standard restricted stock legend, with a stop transfer instruction recorded by the transfer agent. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

         3. During the current quarter, the Company issued 100,000 shares of Common Stock to its President and CEO, Spencer J. Volk, as required under his employment arrangements with the Company. At the request of the Company, Mr. Volk had previously deferred the receipt of 400,000 shares which were due to him under his earlier employment agreement. In November 1999, in lieu of the issuance of such shares, the Company granted Mr. Volk an option to purchase 400,000 shares of restricted Common Stock at a price equal to two-thirds of the average closing price of Common Stock during the prior three trading days (which closing price amounted to approximately $0.75 per share) and the Company agreed to issue the 100,000 shares of Common Stock. The shares issued were restricted stock endorsed with the Company's standard restricted stock legend, with a stop transfer instruction recorded by the transfer agent. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

         4. During the current quarter, the Company issued 175,798 shares of Common Stock to Duke University, in lieu of a cash payment, pursuant to the terms and conditions of a license agreement with Duke University, dated November 10, 1999. The shares were valued at $149,428, and consisted of restricted stock endorsed with the Company's standard restricted stock legend, with a stop transfer instruction recorded by the transfer agent. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

Item 3.     Defaults upon Senior Securities

         None.

Item 4.     Submission of Matters to a Vote of Securities Holders

         None.

Item 5.     Other Information

         On February 7, 2000, the Company issued a call for redemption of its Series 700 and Series 800 Warrants, which enable the holders thereof to purchase shares of Common Stock at prices of $1.00 and $0.90 per share, respectively. The Series 700 Warrants relate to a total of 2,583,000, and the Series 800 Warrants relate to a total of 2,610,000 shares of Common Stock. The Company anticipates that a substantial number of Series 700 and Series 800 Warrants will be exercised since the redemption price for such Warrants is equal to only $0.01 per share.

Item 6.     Exhibits and Reports on Form 8-K
         (a)     Exhibits.

                  11.     Computation of per share earnings.
         (b)     Reports on Form 8-K.
                  Form 8-K was filed on February 3, 2000, reporting on the completion of a recent private placement financing and a related capitalization change, new executive employment agreements and commencement of clinical trials. No financial statements were filed with the Form 8-K.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:     February 14, 2000

                       CELSION CORPORATION
                       (Registrant)

                       By:  /s/ Spencer J. Volk
                            -------------------
                            Spencer J. Volk
                            President and Chief  Executive Officer


                       By:/s/ John Mon
                          --------------
                          John Mon
                          Treasurer and Chief Accounting Officer

                                   EXHIBIT 11

                               CELSION CORPORATION
                        COMPUTATION OF EARNINGS PER SHARE

                                          Three Months Ended December 31,

                                              1999                 1998
                                              ----                 ----



Net (loss) income                         $  (834,663)      $  (547,993)

Net (loss) income per common share*       $    (0.016)      $    (0.014)

Weighted average shares outstanding        53,833,784        40,595,255



* Common stock equivalents have been excluded from the calculation of net loss per share as their inclusion would be anti-dilutive.