Form 10-Q/A
period 1999-12-31
CELSION CORP
filed 2000-02-24
CIK 749647

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of December 31, 1999, the Registrant had outstanding 54,188,294 shares of Common Stock, $.01 par value.

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

         (a)     Exhibits

                  3.       Articles   Supplementary  amending  the  Articles  of
                           Incorporation of the Company filed January 31, 2000 with the State of Maryland*

                  10.1     Employment  Agreement between the Company and Spencer
                           J. Volk dated January 14, 2000*

                  10.2     Employment   Agreement   between   the   Company  and
                           Augustine Y. Cheung dated January 14, 2000*

                  11.      Computation of per share earnings

                  27.      Financial Data Schedule

         *Exhibits filed with this Amendment.

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