Form 10-Q
period 2000-03-31
CELSION CORP
filed 2000-05-05
CIK 749647

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2000

         or

[ ]     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from             to
                                        -----------   -----------

                        Commission file number 000-14242

                               CELSION CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)

                      Maryland                            52-1256615
             --------------------------             ----------------
           State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization                Identification No.)

     10220-I Old Columbia Road, Columbia, Maryland        21046-1705
     ---------------------------------------------       ------------
       (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code (410) 290-5390
                                                   --------------


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 31, 2000, the Registrant had outstanding 60,639,686 shares of Common Stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------
Item 1.     Financial Statements

--------------------------------------------------------------------------------
                          Index to Financial Statements

--------------------------------------------------------------------------------
                                                                   Page

             Balance Sheets                                          3
             March 31, 2000 and September 30, 1999
--------------------------------------------------------------------------------
             Statements of Operations                                5
             Six months ended
             March 31, 2000 and 1999
--------------------------------------------------------------------------------
             Statements of Cash Flows                                6
             Six months ended March 31, 2000 and 1999
--------------------------------------------------------------------------------
             Notes to Financial Statements                           7
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                               CELSION CORPORATION

                                 BALANCE SHEETS

                      March 31, 2000 and September 30, 1999

                                     ASSETS
                                     ------

                                                        3/31/2000      9/30/99
                                                       -----------   -----------
Current assets:

  Cash and cash equivalents                           $ 9,619,276   $ 1,357,464

  Accounts receivable                                      11,824         1,812

  Inventories                                              22,059        22,059

  Prepaid expenses                                        193,139         3,520

  Other current assets                                     75,400        39,203
                                                      -----------   -----------

        Total current assets                            9,921,698     1,424,058
                                                      -----------   -----------

Property and equipment - at cost:

  Furniture and office equipment                          256,681       203,156

  Laboratory and shop equipment                            47,983        47,983
                                                      -----------   -----------

                                                          304,664       251,139

     Less accumulated depreciation                        234,041       224,874
                                                      -----------   -----------

        Net value of property and equipment                70,623        26,265
                                                      -----------   -----------

 Other assets:

    Patent licenses (net of amortization )                100,446       108,361
                                                      -----------   -----------

     Total other assets                                   100,446       108,361
                                                      -----------   -----------

     Total assets                                     $10,092,767   $ 1,558,684
                                                      ===========   ===========

                             See accompanying notes.


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                             3/31/2000                 9/30/1999
                                                           -----------               -----------
Current liabilities:
-------------------

   Accounts payable - trade                                   $233,090                  $130,792

   Notes payable-related parties                                     0                    10,000

   Notes payable-other                                         114,778                   114,778

   Current Portion of Capital Leases                             1,143                     1,292

   Accrued interest payable - related parties                        0                    13,800

   Accrued interest payable - other                            155,373                   155,373

   Accrued compensation                                              0                    91,009

   Other accrued liabilities                                    93,940                        88
                                                          ------------              ------------

         Total current liabilities                             598,324                   517,132
                                                          ------------              ------------

Long term liabilities:


      Long term debt                                                 -                         -

         Total long-term liabilities                             3,939                     4,427
                                                          ------------              ------------

         Total liabilities                                     602,263                   521,559
                                                          ------------              ------------


Stockholders equity:
--------------------

   Capital stock - $.01 par value ;
100,000,000  shares  authorized,  60,639,686
and 53,370,498 issued and
outstanding for 3/31/2000

and 9/30/1999, respectively.                                   606,397                   533,705

    Preferred  stock  -
$1,000  par  value,
 4,853  and  0  shares  issued  and
outstanding for 3/31/2000
 and 9/30/1999,

respectively.                                                4,852,500                         -

   Preferred Stock Dividend

to be distributed                                               80,875                         -

   Additional paid-in capital                               27,849,008                22,403,622

    Accumulated deficit                                    (23,898,276)               (21,900,202)
                                                            ------------              ------------

     Total stockholders' equity                              9,490,504                 1,037,125
                                                            ------------              ------------

     Total liabilities and shareholders equity             $10,092,767                $1,558,684
                                                            ============               ===========

                            See accompanying notes.


                               CELSION CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Six Months Ended March 31,
                                                              2000          1999
                                                        ------------    ------------
Revenue:

   Hyperthermia sales and parts                         $      3,465            --
                                                        ------------    ------------
       Total revenue                                           3,465            --
                                                        ------------    ------------
   Cost of sales                                                --              --
                                                        ------------    ------------
      Gross profit                                             3,465            --
Operating expenses:
   Selling, general and administrative                  $  1,232,837    $    646,301
   Research and development                                  755,774         463,629
                                                        ------------    ------------
     Total operating expenses                              1,988,611       1,109,930
                                                        ------------    ------------
(Loss) Income from operations                             (1,985,141)     (1,109,930)
Other income                                                  68,441            --
Interest expense                                                (499)        (50,964)
                                                        ------------    ------------
(Loss) Income before income taxes                         (1,917,199)     (1,160,894)
Income taxes                                                    --              --
                                                        ------------    ------------
Net (loss) income                                         (1,917,199)     (1,160,894)
                                                        ============    ============
Net (loss) income per common share (basic)              ($      0.03)   ($      0.03)
                                                        ============    ============
Weighted average shares outstanding                       55,120,781      42,257,300
                                                        ============    ============

                            See accompanying notes.

                               CELSION CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Six Months Ended March 31,

                                                                     2000          1999
                                                                ------------    ------------

Cash flows from operating activities:

  Net (loss) income                                             $ (1,917,199)   $ (1,160,894)

  Noncash items included in net (loss) income:

  Loss in investment fund                                               --              --

  Depreciation and amortization                                       17,082          14,246

  Bad debt expense                                                      --              --

  Net changes in:

  Accounts receivable                                                (10,012)           (150)

  Inventories                                                           --              --

  Prepaid expenses                                                  (189,619)         57,931

  Other  current assets                                              (36,197)           --

  Accounts payable-trade                                             102,298        (337,704)

  Accrued interest payable - related parties                            --               233

  Accrued interest payable - other                                   (13,800)       (108,074)

  Accrued compensation                                               (91,009)        137,731

  Other accrued liabilities and deferred revenue                      93,852           9,665
                                                                ------------    ------------

      Net cash (used) provided by operating activities            (2,044,604)     (1,387,016)
                                                                ------------    ------------

Cash flows from investing activities:

  Purchase of property and equipment                                 (53,525)           --
                                                                ------------    ------------

       Net cash provided (used) by investing activities              (53,525)           --
                                                                ------------    ------------

Cash flows from financing activities:

  Payment on notes payable (net)                                     (10,000)       (154,041)

  Payment on capital leases (net)                                       (638)           (542)

  Proceeds of stock issuances                                     10,370,579       1,678,768
                                                                ------------    ------------

       Net cash provided by financing activities                  10,359,941       1,524,185
                                                                ------------    ------------

Net increase (decrease) in cash                                    8,261,812         137,169

Cash at beginning of period                                        1,357,464          54,920
                                                                ------------    ------------

Cash at end of the period                                       $  9,619,276    $    192,089
                                                                ============    ============

                            See accompanying notes.







                               CELSION CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 1.     Basis of Presentation

         The accompanying unaudited financial statements, of Celsion Corporation (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the six months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2000. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

Note 2.     Common Stock Outstanding and Per Share Information

         For the quarters ended March 31, 2000 and 1999, per share data is based on the weighted average number of shares of Common Stock outstanding. Outstanding warrants and options which can be converted into Common Stock are not included as their effect is antidilutive.

Note 3.     Inventories

         Inventories are carried at the lower of actual cost or market, and cost is determined using the average cost method. The components of inventories on March 31, 2000 and September 30, 1999 are as follows:




                              March 31, 2000        September 30, 2000
                           ------------------        ------------------
     Materials                  $5,059                    $5,059
     Finished products          17,000                    17,000
                           ------------------        ------------------

                                $22,059               $22,059
                           ==================        ==================

         Parts held in inventory as of March 31, 2000 are held as replacements and spares for occasional repair of older systems sold in previous years.

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

Results of Operations

Comparison of Six Months Ended March 31, 2000
and Six Months Ended March 31, 1999

         Product sales for the six months ended March 31, 2000 were only $3,465 as compared to none for the same period in 1999. The limited revenue in the current period resulted from a parts reorder for older, previously sold equipment. Product revenues are not expected until development of equipment incorporating the Company's new technologies is completed and such equipment is clinically tested and receives necessary approvals from governmental regulatory agencies.

         Research and development expense increased by 63% to $755,774 for the current period from $463,629 for the six months ended March 31, 1999. The increase of $292,145 in 2000 expenditure levels was attributable to the issuance of shares of Common Stock issued to Duke University under a license agreement for thermoliposome technology, research on thermoliposome technology during the period, and expenditures for its Phase I breast cancer trials at Harbor UCLA Medical Center and Columbia Hospital during the period ended March 31, 2000. The Company's expenditures levels for its ongoing BPH trials were consistent with expenditures in the year earlier. The Company expects expenditures on research and development expenses to increase for the remainder of the fiscal year as it completes Phase I of the BPH clinical trials and begins Phase II clinical trials for its breast cancer and BPH treatment systems.

         Selling, general and administrative expense increased by 91% to $1,232,837 for the six months ended March 31, 2000, from $646,301 for the comparable earlier period. The increase of approximately $586,000 was due primarily to increased legal and financial services associated with the Company's recent securities offerings and technology licensing and to increased public relations activities.

         Due mainly to the increase in the expenditures listed above for the six months ending March 31, 2000, the loss from operations for the period rose by $756,305 to ($1,917,199) from $(1,160,894) in the prior year.

Liquidity and Capital Resources

         Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $23,898,276 at March 31, 2000. The Company has incurred negative cash flows from operations since its inception, and has funded its operations primarily through the sale of equity securities. As of March 31, 2000, the Company had cash of $9,619,276 and total current assets of $9,921,698 compared with current liabilities of $598,324, resulting in a working capital surplus of $9,323,374. As of September 30, 1999, the Company had $1,357,464 in cash and total current assets of $1,424,058 compared with current liabilities of $517,132, which resulted in a working capital surplus of $902,499 at fiscal year-end. Net cash used in the Company's operating activities was $2,044,604 for the six months ending March 31, 2000. The increase in working capital is due to the closing of a private placement offering on January 31, 2000 netting the Company approximately $4,200,000 and exercise of warrants (primarily Series 700 and 800) during the period netting the Company $5,467,118.

         The Company does not have any bank financing arrangements and has funded its operations in recent years primarily through private placement offerings. For all of fiscal year 2000, the Company expects to expend a total of about $4 million for breast cancer and BPH clinical testing and for corporate overhead, which will be funded from its current resources. The foregoing amounts are estimates based upon assumptions as to the availability of funding, the scheduling of institutional clinical research and testing personnel, the timing of clinical trials and other factors, not all of which are fully predictable. Accordingly, estimates and timing concerning projected expenditures and programs are subject to change.

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

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

         None

Item 2.      Change in Securities

         During the quarter ended March 31, 2000, the Company issued the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act"):

         1. The Company issued a total of 6,366,392 shares of Common Stock upon the exercise of outstanding options and warrants, including Series 700 and 800 warrants which were called for redemption, for total cash consideration of $5,467,118, an average exercise price of $0.86 per share. The shares issued to the holders of such options and warrants consisted of restricted stock endorsed with the Company's standard restricted stock legend, with a stop transfer instruction recorded by the transfer agent. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

         2. During the current quarter, the Company sold 4,852.5 shares of a new Series A 10% Convertible Preferred Stock ("Preferred Stock") at a price of $1,000 per share, to investors in a private placement offering (the "Offering"). The Offering was made through a placement agent ("Placement Agent") which is a broker-dealer member of the National Association of Securities Dealers, and shares of Preferred Stock were sold only to accredited investors under Regulation D promulgated by the Securities and Exchange Commission. The Company received net proceeds of $4,231,675 from the Offering.

         3. On February 14, 2000 the Company's Board of Directors declared a Preferred Stock dividend to the holders of its Series A Preferred Stock as of March 31, 2000 at the annual rate of 10% per share. As provided under the terms of issuance of the Series A Preferred Stock, which will result in the issuance of 80.875 shares of the Company's Series A Preferred Stock valued at $1,000 per share during the next quarter.

         4. On January 13, 2000 the Company granted 35,000 shares of its Common Stock to various members of its newly formed Business Advisory Board.

Item 3.     Defaults upon Senior Securities

         None.


Item 4.     Submission of Matters to a Vote of Securities Holders

         None.

Item 5.     Other Information

                  During the quarter ended March 31, 2000, John Mon, who is a director and has acted as the Company's principal operating officer, Secretary and Treasurer, agreed to enter into a formal three-year employment arrangement with the Company, effective as of February 15, 2000, which will provide for an annual salary of $100,000 plus cost-of-living increases and for incentive options which are exercisable upon the achievement of various corporate milestones. This option exercise prices are based upon the average closing price of the Company's Common Stock during the last ten trading days of January 2000, with step-ups which will result in an exercise range between $2.75 and $3.45 per share.

         Also, the Company has been taking steps to increase its key personnel resources. In addition to adding administrative assistants, the Company has been negotiating with candidates (including a current member of its Board of Directors) for executive-level positions in medical and pharmaceutical product development and in medical systems engineering. Proposed formal agreements are under consideration and it is expected that at least two new executives will join the Company during the third fiscal quarter.

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

DATE: May 5, 2000

                      CELSION CORPORATION
                      (Registrant)


                      By:  /s/Spencer J. Volk
                           ------------------
                           Spencer J. Volk
                           President and Chief  Executive Officer

                      By:  /s/John Mon
                           -----------
                           John Mon
                           Treasurer and Chief Accounting Officer

                                   EXHIBIT 11

                               CELSION CORPORATION

                        COMPUTATION OF EARNINGS PER SHARE

                                                          Six Months Ended March 31,

                                                           2000               1999

    Net (loss) income                              ($1,917,199)           ($1,160,894)

    Net (loss) income per common share*                 ($0.03)                ($0.03)

    Weighted average shares outstanding              55,120,781             42,257,300



* Common stock equivalents have been excluded from the calculation of net loss per share as their inclusion would be anti-dilutive.