Form 10-Q
period 2000-06-30
CELSION CORP
filed 2000-08-14
CIK 749647

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2000

         or

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

As of June 30, 2000, the Registrant had outstanding 64,033,831 shares of Common Stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements


                          Index to Financial Statements
                          -----------------------------


                                                                 Page
                                                                 ----


             Balance Sheets                                        3
             June 30, 2000 and September 30, 1999


             Statements of Operations                              5
             Nine months  ended June 30, 2000 and 1999
             Three  months  ended June 30, 2000 and 1999


             Statements of Cash Flows                              6
             Nine months ended June 30, 2000 and 1999


             Notes to Financial Statements                         7

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                               CELSION CORPORATION

                                 BALANCE SHEETS

                      June 30, 2000 and September 30, 1999

                                     ASSETS

                                                6/30/2000     9/30/1999
                                               -----------   -----------
Current assets:

   Cash and cash equivalents                   $10,089,917   $ 1,357,464

   Accounts receivable                               1,812         1,812

   Inventories                                      22,059        22,059

   Prepaid expenses                                135,025         3,520

   Other current assets

                                                   123,535        39,203
                                               -----------   -----------

         Total current assets

                                                10,372,348     1,424,058

Property and equipment - at cost:

   Furniture and office equipment                  257,898       203,156

   Laboratory and shop equipment                    47,983        47,983
                                               -----------   -----------

                                                   305,881       251,139

      Less accumulated depreciation                241,560       224,874
                                               -----------   -----------

         Net value of property and equipment        64,321        26,265
                                               -----------   -----------

Other assets:

     Patent licenses (net of amortization )         96,489       108,361
                                               -----------   -----------

         Total other assets                         96,489       108,361
                                               -----------   -----------

            Total assets                       $10,553,158   $ 1,558,684
                                               ===========   ===========




                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 6/30/2000                 9/30/1999
                                                               ------------              ------------
Current liabilities:

   Accounts payable - trade                                        $105,781                  $130,792

   Notes payable-related parties                                          -                    10,000

   Notes payable-other                                              114,778                   114,778

   Current Portion of Capital Leases                                      -                     1,292

   Accrued interest payable - related parties                             -                    13,800

   Accrued interest payable - other                                 155,373                   155,373

   Accrued compensation                                                   -                    91,009

   Other accrued liabilities                                         26,151                        88
                                                               ------------              ------------

         Total current liabilities                                  402,083                   517,132
                                                               ------------              ------------

Long term liabilities:

      Long term debt                                                      -                         -

         Total long-term liabilities                                      -                     4,427
                                                               ------------              ------------

         Total liabilities                                          402,083                   521,559
                                                               ------------              ------------


Stockholders equity:

   Capital stock - $.01 par value; 100,000,000 shares
authorized, 64,033,831 and 53,370,498 issued and
outstanding for 6/30/2000 and 9/30/1999, respectively.              640,338                   533,705

    Preferred  stock  -  $1,000  par  value,  4,853  and
0  shares  issued  and outstanding as of 6/30/2000 and
   9/30/1999, respectively.                                       4,852,500                         -

   Preferred Stock Dividend to be distributed                        80,875                         -

   Additional paid-in capital                                    29,417,937                22,403,622

    Accumulated deficit                                        (24,860,575)              (21,900,202)
                                                               ------------              ------------

          Total stockholders' equity                             10,131,075                 1,037,125
                                                               ------------              ------------

          Total liabilities and shareholders equity            $ 10,533,158              $  1,558,684
                                                               ------------              ------------

                            See accompanying notes.

                               CELSION CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       Three months Ended  June 30,     Nine Months Ended June 30



                                           2000           1999            2000            1999
                                      ------------    ------------    ------------    ------------

Revenue:

Hyperthermia sales and parts          $       --      $       --             3,465    $       --
                                      ------------    ------------    ------------    ------------

Total revenue                                 --              --             3,465            --
                                      ------------    ------------    ------------    ------------

Cost of sales                                 --              --              --              --
                                      ------------    ------------    ------------    ------------

     Gross profit                             --              --             3,465            --
                                      ------------    ------------    ------------    ------------

Operating expenses:

Selling, general and administrative        460,233         207,168       1,216,002         853,470

Research and development                   644,106         219,976       1,876,943         683,604
                                      ------------    ------------    ------------    ------------

Total operating expenses                 1,104,339         427,144       3,092,945       1,537,074
                                      ------------    ------------    ------------    ------------


(Loss) Income from operations           (1,104,339)       (427,144)     (3,089,480)     (1,537,074)
                                      ------------    ------------    ------------    ------------

Other(expense) income                         --              --              --              --

Interest income (expense)                  142,040            (427)        209,982         (51,391)
                                      ------------    ------------    ------------    ------------

(Loss) Income before income taxes         (962,299)       (427,571)     (2,879,498)     (1,588,465)

Income taxes                                  --              --              --              --

Net (loss) income                     ($   962,299)   ($   427,571)   ($ 2,879,498)   ($ 1,588,465)
                                      ============    ============    ============    ============

Net (loss)income per common share     ($      0.02)   ($      0.01)   ($      0.05)   ($      0.04)
                                      ============    ============    ============    ============

Weighted average shares outstanding     63,050,849      46,914,625      57,790,252      43,787,113
                                      ============    ============    ============    ============


                            See accompanying notes.

                               CELSION CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Nine Months Ended June 30,
                                                      2000           1999
                                                   ------------    ------------
Cash flows from operating activities:
  Net loss                                         ($ 2,879,498)   ($ 1,588,465)
  Noncash items included in net loss:
  Depreciation and amortization                          28,558          21,312
  Bad debt expense                                         --              --
  Net changes in:
  Accounts receivable                                      --            (1,211)
  Inventories                                              --              --
  Other current assets                                  (84,333)        (21,594)
  Prepaid expenses                                     (131,505)         57,264
  Accounts payable-trade                                (25,010)       (942,825)
  Accrued interest payable - related parties               --               233
  Accrued interest payable - other                      (13,800)       (108,073)
  Accrued compensation                                  (91,009)       (364,793)
  Accrued professional fees                                --          (100,000)
  Other accrued liabilities                              26,063         (17,519)
                                                   ------------    ------------
      Net cash used by operating activities          (3,170,534)     (3,065,671)
Cash flows from investing activities:

  Purchase of property and equipment                    (54,742)           (935)

      Net cash used by investing activities             (54,742)           (935)
                                                   ------------    ------------

Cash flows from financing activities:

  Payment on notes (net)                                (10,000)       (154,040)

 Payments- capital equipment lease                       (5,719)           (813)

  Proceeds of stock issuances                        11,973,448       4,033,200
                                                   ------------    ------------

      Net cash provided by financing activities      11,957,728       3,878,347
                                                   ------------    ------------
      Net increase in cash                            8,732,452         811,741

Cash at beginning of period                           1,357,464          54,920
                                                   ------------    ------------

Cash at end of the period                            10,089,917    $    866,661
                                                   ============    ============

Schedule of noncash investing and
      financing transactions:  Conversion of
      debt and accrued interest payable,
      and compensation through issuance of
      common stock                                 $    681,224    $  1,040,932
                                                   ============    ============


See accompanying notes.

                               CELSION CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 1.     Basis of Presentation

         The accompanying unaudited financial statements, of Celsion Corporation (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2000. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

Note 2.     Common Stock Outstanding and Per Share Information

         For the quarters ended June 30, 2000 and 1999, per share data is based on the weighted average number of shares of Common Stock outstanding. Outstanding warrants and options which can be converted into Common Stock are not included as their effect is antidilutive.

Note 3.     Inventories

         Inventories are carried at the lower of actual cost or market, and cost is determined using the average cost method. The components of inventories on June 30, 2000 and September 30, 1999 are as follows:

                                          June 30, 2000       September 30, 1999
                                          -------------       ------------------

                  Materials                  $5,059                   $5,059
                  Finished products          17,000                   17,000
                                             ------                   ------
                                            $22,059                  $22,059

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

Results of Operations

Comparison of Nine Months Ended June 30, 2000
and Nine Months Ended June 30, 1999

         Product sales for the nine months ended June 30, 2000 were only $3,465 as compared to none for the same period in 1999. The limited revenue in the current period resulted from a parts reorder for older, previously sold equipment. Product revenues are not expected until development of equipment incorporating the Company's new technologies is completed and such equipment is clinically tested and receives necessary approvals from governmental regulatory agencies.

         Research and development expense increased by 175% to $1,876,943 for the nine months ended June 30,2000 from $683,604 for the comparable period ended June 30, 1999. The increase of $1,193,339 in the nine months ended June 30, 2000 was attributable to the issuance of shares of Common Stock to Duke University under a license agreement for thermoliposome technology, research on thermoliposome technology during the period, expenditures for its Phase I breast cancer trials at Harbor UCLA Medical Center and Columbia Hospital, expenditures for the Company's upcoming Phase II BPH and Breast Cancer trials, and payments made to Sloan-Kettering Cancer Institute for licensing of it's gene therapy technology during the period ended June 30, 2000. The Company expects expenditures on research and development expenses to increase for the remainder of the fiscal year as it completes Phase I of the BPH clinical trials and begins Phase II clinical trials for its breast cancer and BPH treatment systems.

         Selling, general and administrative expense increased by 43% to $1,216,002 for the nine months ended June 30, 2000 from $853,470 from the comparable period ended June 30, 1999. The increase of approximately $362,532 was due primarily to increased legal and financial services associated with the Company's recent securities offerings and technology licensing, increased office staffing, costs associated with the Company's annual meeting, and to increased public relations activities.

         Due mainly to the increase in the expenditures listed above for the nine months ending June 30, 2000, the loss from operations for the period rose by $1,552,406 to ($3,089,480) from $(1,537,074) in the prior year.

         Interest income net of interest expense increased to $209,982 for the nine months ended June 30, 2000 from ($51,391) for the comparable period ended June 30, 1999. The $261,373 increase was due to the high cash balances invested in money market instruments and time deposits. Since the Company has currently no revenues, these balances will decrease as the Company draws on its cash reserves to pay for the Company's on going operations.

Comparison of Three Months Ended June 30, 2000
and Three Months Ended June 30, 1999

Research and development expense increased by 192% to $644,106 for the three months ended June 30, 2000 from $219,976 from the comparable periods ended June 30, 1999. The increase of $424,130 for the three months ended June 30, 2000 was attributable to expenditures for its Phase I breast cancer trials at Harbor UCLA Medical Center and Columbia Hospital, and expenditures for the Company's upcoming Phase II Breast and BPH clinical trials, and payments made to Sloan-Kettering Cancer Institute for licensing of its gene therapy technology during the period ended June 30, 2000. The Company expects expenditures on research and development expenses to increase for the remainder of the fiscal year as it completes Phase I of the BPH clinical trials and begins Phase II clinical trials for its breast cancer and BPH treatment systems.

         Selling, general and administrative expense increased by 122% to $460,233 for the three months ended June 30, 2000 from $207,168 from the comparable period ended June 30, 1999. The increase of approximately $253,065 was due primarily to increased legal and financial services, increased office staffing, costs associated with the Company's annual meeting, and to increased public relations activities.

         Due mainly to the increase in the expenditures listed above for the three months ending June 30, 2000, the loss from operations for the period rose by $677,195 to ($1,104,339) from $(427,144) in the prior year.

Interest income net of interest expense increased to $142,040 for the three months ended June 30, 2000 from ($427) for the comparable period ended June 30, 1999. The $142,467 increase was due to the high cash balances invested in money market instruments and time deposits. Since the Company has currently no revenues, these balances will decrease as the Company draws on its cash reserves to pay for the Company's on going operations.

Liquidity and Capital Resources

         Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $24,860,575 at June 30, 2000. The Company has incurred negative cash flows from operations since its inception, and has funded its operations primarily through the sale of equity securities. As of June 30, 2000, the Company had cash of $10,089,917 and total current assets of $10,372,348 compared with current liabilities of $402,083 resulting in a working capital surplus of $9,970,265. As of September 30, 1999, the Company had $1,357,464 in cash and total current assets of $1,424,058 compared with current liabilities of $517,132, which resulted in a working capital surplus of $902,499 at fiscal year-end. Net cash used in the Company's operating activities was $3,170,534 for the nine months ending June 30, 2000. The increase in working capital is due to the closing of a private placement offering on January 31, 2000 netting the Company approximately $4,200,000, exercise of warrants (primarily Series 700 and 800) during the period from which the Company received $5,467,118, and during the current quarter, the exercise of warrants (primarily Series 500 and 550) from which the Company received $1,588,889.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

         The Company has commenced an action in the United States District Court for the District of Maryland against Warren C. Stearns, a former Company director, Mr. Stearn's management company, SMC, and a number of Mr. Stearns' family members and colleagues who hold certain Celsion warrants (the "Stearns Warrants") for the purchase of approximately 3.4 million Celsion shares. The Stearns Warrants were intended as compensation for certain investment banking, brokerage and financing services rendered and to be rendered and to be rendered by Mr. Stearns and SMC. The Company and its attorneys have reviewed the circumstances surrounding the issuance of Stearns Warrants and the services which were performed or purported to be performed by Mr. Stearns and SMC, and have concluded that the Stearns Warrants should be rescinded. The Company believes that the issuance of the Stearns Warrants was in violation of Section 15 of the Securities and Exchange Act of 1934 and constitudes a voidable transaction under the provisions of Section 29 of such Act.

         The defendants in the litigation have moved to dismiss the complaint on various technical grounds, including statue of limitations. The Company is opposing this motion and intends to prosecute the litigation vigorously.

Item 2.      Change in Securities

         During the quarter ended June 30, 2000, the Company issued the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act"):

         1. The Company issued a total of 3,380,616 shares of Common Stock upon the exercise of outstanding options and warrants, of Series 500 and 550 warrants, for total cash consideration of $1,588,889, an average exercise price of $0.47 per share. The shares issued to the holders of such options and warrants consisted of restricted stock endorsed with the Company's standard restricted stock legend, with a stop transfer instruction recorded by the transfer agent. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

         2. During the current quarter, the Company issued a total of 48,530 shares of Common Stock to two consultants in lieu of cash fees for services rendered valued at $77,330. The shares issued to the consultants consisted of restricted stock endorsed with the Company's standard restricted stock legend, with a stop transfer instruction recorded by the transfer agent. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

Item 3.     Defaults upon Senior Securities

         None.


Item 4.     Submission of Matters to a Vote of Securities Holders

         None.

Item 5.     Other Information

         During the quarter ended June 30, 2000 the Company entered into an employment agreement with Dennis Smith, who was formally employed with the Company as an engineer from 1985 to 1995. Mr. Smith will manage the Medical Systems Division and will report to Dr. Augustine Y. Cheung, Chief Scientific Officer.

         Also, the Company has been taking steps to increase its key personnel resources. In addition to adding administrative assistants, the Company has been negotiating with candidates for executive-level positions in medical and pharmaceutical product development and in medical systems engineering. Proposed formal agreements are under consideration and it is expected that one or more new executives will join the Company during the fourth fiscal quarter.

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

DATE: August 14, 2000

                               CELSION CORPORATION
                                  (Registrant)


                       By:  /s/ Spencer J. Volk
                            -----------------------------------------
                                Spencer J. Volk
                                President and Chief Executive Officer

                       By: /s/ John Mon
                           ------------------------------------------
                               John Mon
                               Treasurer and Chief Accounting
                                Officer
                                       14