Form 10-K
period 2000-09-30
CELSION CORP
filed 2000-12-28
CIK 749647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________to
        _________

                        Commission file number 000-14242

                               CELSION CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                 52-1256615
    -----------------------------          -------------------------------------
    State or other jurisdiction of         (I.R.S.  Employer Identification No.)
    incorporation or organization

      10220-I Old Columbia Road
         Columbia, Maryland                                         21046-1705
    ------------------------------                               --------------
    (Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code:           (410) 290-5390
                                                              --------------
Securities registered pursuant to Section 12(b) of the Act:   None
                                                              ----
Securities registered pursuant
to Section 12(g) of the Act:             Common Stock, par value $.01 per share
                                         ---------------------------------------
                                                       (Title of Class)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No
                                             ---      ---
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of November 30, 2000, 64,487,634 shares of the Registrant's Common Stock were issued and outstanding. As of November 30, 2000, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $74,759,418 based on the closing price for the Registrant's Common Stock on that date as quoted on the American Stock Exchange.

                       DOCUMENTS INCORPORATED BY REFERENCE

             Portions of the following documents are incorporated by
                  reference in this Report on Form 10-K: None.

                                     PART I
                                     ------

ITEM 1.           BUSINESS

                                     General
                                     -------

        We develop medical treatment systems primarily to treat breast cancer and a chronic prostate enlargement condition, common in older males, known as benign prostatic hyperplasia, or BPH, using minimally invasive focused heat technology. Also, we are working with Duke University in the development of heat-sensitive liposome compounds for use in the delivery of chemotherapy drugs to tumor sites, and with Sloan-Kettering on the development of heat-activated gene therapy compounds.

Breast Cancer Treatment System

        Current Treatment for Breast Cancer

        According to statistics published in the American Cancer Society's A Cancer Journal for Clinicians, there were an average of 183,000 newly diagnosed breast cancer cases in each of the years from 1995 through 1999, and breast cancer is one of the leading causes of death among women in the United States. This form of cancer is presently treated by mastectomy, the surgical removal of the entire breast, or by lumpectomy, the surgical removal of the tumor and surrounding tissue. Both procedures are often followed by radiation therapy or chemotherapy. The more severe forms of surgical intervention can result in disfigurement and a need for extended prosthetic and rehabilitation therapy.

        Heat Therapy in Conjunction with Radiation; Earlier Celsion Equipment

        Heat therapy (also known as hyperthermia or thermotherapy) is a historically recognized method of treatment of various medical conditions, and heat therapy has been used in the past to treat malignant tumors in conjunction with radiation and chemotherapy. As summarized in the Fourth Edition of Radiobiology for the Radiologist, published in 1994 by J.B. Lippincott Company, in 24 independent studies on an aggregate of 2,234 tumors, treatment consisting of heat plus radiation resulted in an average doubling of the complete response rate of tumors, compared to the use of radiation alone. The complete response rate for this purpose means the total absence of a treated tumor for a minimum of two years. Comparable increases in the complete response rate were reported with the use of heat combined with chemotherapy. In addition, it has been demonstrated on numerous occasions that properly applied heat, alone and without the concurrent use of radiation, can also kill cancer cells.

        In 1989 we obtained FDA pre-marketing approval for our microwave-based Microfocus 1000 heat therapy machine for use on surface and subsurface tumors in conjunction with radiation therapy. Until 1995, we marketed our Microfocus equipment for this use in 23 countries, but microwave heat therapy was not widely accepted in the United States medical community as an effective cancer treatment. Moreover, due to the limitations of microwave technology available at that time, it was difficult to deliver a controlled amount of heat to subsurface tumors without overheating surrounding healthy tissue.

        New Microwave Technology from MIT

        In 1993 we began working with researchers at MIT who had developed, originally for the United States Defense Department, the microwave control technology known as adaptive phased array, or APA. This technology permits properly designed microwave equipment to focus and concentrate energy targeted at diseased tissue areas deep within the body and to heat them selectively, without adverse impact on surrounding healthy tissue. In 1996 MIT granted us an exclusive worldwide license to use this technology for medical applications, and we concentrated our efforts on developing a second generation of Microfocus equipment capable of focusing microwave energy on specific tissue areas. We have now incorporated the APA technology in our second generation microwave therapy equipment.

        Celsion Breast Cancer Treatment System

        Using the APA technology, we have developed a prototype breast cancer treatment system intended to destroy localized breast tumors through the application of heat alone. The system consists of a microwave generator and conductors, a computer and computer software programs that control the focusing, application and duration of the thermotherapy and a specially designed patient treatment table.

        In 1998 we completed preclinical animal testing of our prototype system at the Massachusetts General Hospital, a teaching hospital for Harvard Medical School in Boston, Massachusetts. Using breast tissue-equivalent phantoms and tumors in live animals, these studies demonstrated that our system is capable of selectively heating tumors at temperatures up to 46(0) Celsius without damage to surrounding healthy tissues. High temperatures maintained for eight to ten minutes can cause complete tumor necrosis (death), leading to the death of viable cancer cells within the tumor and in its immediate vicinity. A second prototype clinical breast cancer treatment system at Oxford University in
England was used to demonstrate successfully the ability of our equipment to focus heat deep into animal tissue at precise locations and in small target areas. In our view, these animal tests demonstrate that it is possible to eliminate tumors by heat alone and without the use of radiation. Using the preclinical data from Massachusetts General, the FDA granted Celsion a supplemental pre-marketing approval to incorporate the APA technology with Celsion's already approved Microfocus 1000 system. The APA technology enhances the ability of the Microfocus 1000 system to focus energy.

        Testing and FDA Approval Process

        In January 1999 we received an Investigational Device Exemption, or IDE, approval from the FDA to permit clinical testing of our breast cancer treatment system, and also received FDA approval to proceed with Phase I human clinical studies. In August 2000 we completed the treatment of ten patients in the Phase I study at Columbia Hospital in West Palm Beach, Florida, and at Harbor UCLA Medical Center in Torrance, California, using our breast cancer equipment. In the study, our equipment was clinically tested on female breast tumors on a minimally invasive basis through a single application of precisely controlled and targeted heat. In December 2000, we received approval from the FDA to commence Phase II trials for our breast cancer system. We are planning multi-site Phase II clinical trials to obtain the safety and efficacy data necessary to apply for the addition of two new indications of use to the existing FDA pre-marketing approval for our Microfocus equipment

        Ultimate FDA approval for a device such as our equipment typically requires two phases of clinical testing. The purpose of Phase I testing is to show feasibility and safety and involves a small group of patients. Phase II testing may involve as many as 160 patients and is designed to show safety and efficacy. We have completed Phase I testing of our breast cancer treatment system and received approval to commence Phase II clinical trials in December 2000. If Phase II tests are successful, we expect to apply for the addition of a new indication of use to the existing FDA pre-marketing approval for our Microfocus equipment, denoting that the system can be used to destroy cancerous tumors and viable cancer cells within the human breast through the application of focused microwave heat energy alone. If testing and approvals proceed as planned, we expect the breast cancer system will be available for marketing in 2002 through a strategic partner that we expect to identify and select as the approval process nears completion.

BPH Treatment System

        Benign Prostatic Hyperplasia

        Millions of aging men experience symptoms resulting from a non-cancerous urological disease in which the prostate enlarges and constricts the urethra. This condition is known medically as benign prostatic hyperplasia, or BPH. The prostate is a walnut-sized gland surrounding the male urethra that produces seminal fluid and plays a key role in sperm preservation and transportation. The prostate frequently enlarges with age. As the prostate expands, it compresses or constricts the urethra, thereby restricting the normal passage of urine. This restriction of the urethra may require a patient to exert excessive bladder pressure to urinate. Because the urination process is one of the body's primary means of cleansing impurities, the inability to urinate adequately increases the possibility of infection and bladder and kidney damage.

        Prevalence of BPH

        Because BPH is an age-related disorder, its incidence increases with maturation of the population. Industry estimates suggest that more than 17 million men in the United States aged 50 and over experience BPH symptoms and that more than 26 million men in similar age categories are affected by BPH worldwide. As the U.S. population continues to age, it is expected that the prevalence of BPH will continue to increase. It is generally estimated that approximately 50% of all men over 55 and 90% of all men over 75 will have BPH symptoms at various times. Also, industry studies estimate the overall costs of BPH therapy at approximately $2.5 to $3.0 billion annually in the United States and $8.0 to $10.0 billion worldwide for patients currently seeking treatment.

        Current Treatment Alternatives for BPH

        Like cancerous tumors, BPH historically has been treated by surgical intervention or by drug therapy. The primary treatment for BPH currently is transurethral resection of the prostate, or TURP, a surgical procedure in which the prostatic urethra and surrounding diseased tissue in the prostate are trimmed, thereby widening the urethral channel for urine flow. While the TURP procedure typically has been considered the most effective treatment available for the relief of BPH symptoms, the procedure has shortcomings. A large number of patients who undergo TURP encounter significant complications, which can include painful urination, infection, impotence, incontinence and excessive bleeding. Furthermore, the cost of the TURP procedure and the related hospitalization is high, ranging from $8,000 to $12,000. This cost does not take into account the costs of lost work time, which could amount to several weeks, and of reduction in quality of life.

        Other less radical surgical procedures are available as alternatives to the TURP procedure. For example, interstitial RF therapy and laser therapy are procedures which employ, respectively, concentrated radio frequency waves or laser radiation to reduce prostate swelling by cauterization of tissue instead of removal of tissue with a surgical knife. However, these procedures require puncture incisions to be made in order to insert cauterizing RF or laser probes into the affected tissue, and therefore also involve the use of a full operating facility and anesthesia, as well as the burning of prostate tissue by the probes. Although these procedures result in less internal bleeding and damage to the urethra compared with the TURP procedure and may decrease the adverse effects and costs associated with surgery, anesthesia and post-operative tissue recovery, they do not entirely eliminate these adverse consequences.

        Finally, drug therapy has emerged as an alternative to surgery in the last several years. There are several drugs available for BPH treatment, the two most widely prescribed being Hytrin and Proscar. Hytrin works by relaxing certain involuntary muscles surrounding the urethra, thereby easing urinary flow, and Proscar is intended actually to shrink the enlarged gland. However, industry studies have asserted that drug therapy costs $500 to $800 per year or more, must be maintained for life, and does not offer consistent relief to a large number of BPH patients. Also, all of the BPH drugs have appreciable side effects. Accordingly, neither the medicinal treatments nor the surgical alternatives available for BPH appear to provide fully satisfactory, cost-effective treatment solutions for BPH sufferers.

        Celsion BPH Treatment System

        We have developed a BPH treatment system that combines our microwave thermotherapy capability with a proprietary balloon compression technology licensed from MMTC, Inc. The treatment system is intended to deal with the problem of enlarged prostates in two ways. A catheter incorporating a balloon enlargement device delivers computer-controlled transurethral microwave heating that damages and kills the enlarged prostate cells constricting the wall of the urethra. Simultaneously, the balloon device inflates and expands to press the walls of the urethra from the inside outward as the surrounding prostate tissue is heated.

        Preclinical animal studies have demonstrated that a natural "stent," or reinforced opening, in the urethra of the animals tested forms after the combined heat plus compression treatment. Also, the BPH system's relatively low temperature (43?C to 45?C) appears to be sufficient to kill prostatic cells surrounding the urethra wall, thereby creating space for the enlargement of the urethra opening. However, the temperature is not high enough to cause swelling in the urethra.

        The FDA approved an IDE to allow clinical testing of our BPH system in June 1998 and we completed initial Phase I clinical feasibility human trials of the BPH system at Montefiore Medical Center in May 1999. In the Phase I trials, the combination of computer-controlled microwave heat and balloon catheter expansion was able to increase peak flow rates and to provide immediate relief of symptoms caused by BPH. In addition, we undertook an expanded Phase I study to test an accelerated treatment protocol, which was completed in May 2000, at Montefiore Medical Center. In July 2000 the FDA approved the commencement of multiple-site Phase II studies to collect the safety and efficacy data necessary for FDA pre-marketing approval for commercialization. Montefiore Medical Center commenced Phase II studies effective October 18, 2000. We expect approval from Bayview Johns Hopkins Medical Center and other hospitals shortly. If Phase II testing produces anticipated results and if our BPH system meets all other requirements for FDA approval and receives such approval, we intend to begin marketing the BPH system by early 2002, using a strategic partner that we expect to identify and select prior to that time.

        Based on the information we have collected to date, we believe that our BPH system has the potential to deliver a treatment that is performed in one hour or less on an outpatient basis, would not require post-treatment catheterization and would deliver symptomatic relief and an increase in urinary flow rates promptly after the procedure is completed.

Thermo-Liposomes; Duke University Technology

        Liposomes are man-made microscopic spheres with a liquid membrane, developed in the 1980's to encapsulate drugs for targeted delivery. Commercial liposomes can now encapsulate chemotherapeutic drugs, enabling them to avoid destruction by the body's immune system, and allowing them to accumulate in tumors. However, with presently available technology, it often takes two to four hours for commercial liposomes to release their drug contents to the tumors, severely limiting the clinical efficacy of liposome chemotherapy treatments.

        A team of Duke University scientists has developed heat-sensitive liposomes comprised of materials that rapidly change porosity when heated to a specific point. For application to mammalian tissue, the heat-sensitive liposomes are injected into the blood stream. As the heat-sensitive liposomes circulate within the small arteries, arterioles, and capillaries, the drug contents of the liposomes are released in significantly higher levels in those tissue areas which have been heated for 30 to 60 minutes than in areas that do not receive heat. In animal trials it has been determined that 50 times the amount of drugs carried by heat-sensitive liposomes were deposited at a specific heated tissue site, when compared to conventional liposomes. We have been a sponsor of this research, which is part of a larger Duke University project to develop new temperature-sensitive liposomes, temperature-sensitive gene promoters and related compounds.

        Celsion and Duke University are pursuing further development work and preclinical studies aimed at using the new thermo-liposome technology in conjunction with our APA focused heat technology for a variety of applications, including cancer chemotherapy. We view the Duke thermo-liposome technology as a highly promising improvement in the delivery of medicines used to combat serious diseases. For example, the drugs used in chemotherapy regimens to fight cancer are often toxic when administered in large quantities, and produce nausea, vomiting, and exhaustion -- all side effects of the body being poisoned. However, if such a drug can be delivered directly to a tissue area where it is needed, as opposed to being distributed through the entire circulatory system, the local concentration of the drug could be increased without the side effects that accompany large systemic dosing.

        On November 10, 1999 Celsion and Duke University entered into a licensing agreement under which we received exclusive rights (subject to certain exceptions) to commercialize and use Duke's thermo-liposome technology. The license is for a term that is the longer of 20 years or the end of any term for which any relevant patents are issued by the U.S. Patent and Trademark Office and includes the right to sub-license. For portions of the technology, our rights are worldwide, and, for various patent rights, the license covers the United States, Canada, the United Kingdom, France, Germany and Japan, and other countries in which we desire to seek patent protection, provided that we will be responsible for the costs of obtaining this protection. We believe that the thermo-liposome technology, once tested satisfactorily, has potential for serving as a basis for new, more effective drug therapies.

        The license agreement contains annual royalty and minimum payment provisions and also requires us to make milestone-based royalty payments measured by various events, including product development stages, FDA applications and approvals, foreign marketing approvals and achievement of significant sales. However, in lieu of such milestone-based cash payments, Duke has agreed to accept shares of our common stock to be issued in installments at the time each milestone payment is due, with each installment of shares to be calculated at the average closing price of the common stock during the 20 trading days prior to issuance. The total number of shares issuable to Duke under these provisions is subject to adjustment in certain cases, and Duke has "piggyback" registration rights for public offerings taking place more than one year after the effective date of the license agreement.

        In addition, in the July 1, 2000 issue of Cancer Research, a Duke University research scientist reported on his initial use of heat to activate gene therapy and to increase the production in animals of Interleukin-12, a genetic protein, in order to delay tumor growth. On August 8, 2000 we entered into an agreement with Duke University, under which Celsion has the right, for a period of six months thereafter, to negotiate an exclusive license for this technology.

Sloan-Kettering / Celsion Heat-Activated Gene Therapy Compounds

        We have also been working with Sloan-Kettering on the development of a thermo-genetic technology for cancer treatment that employs a heat-activated genetic modifier. The modifier is designed to improve the effectiveness of, and lower the treatment dose for, chemotherapy, heat, and radiation treatment of localized cancers by suppressing the action of the protein responsible for DNA damage repair in tumor cells. Once heated, the genetic modifier multiplies rapidly in the cancer cells. The genetic modifier deletes the repairing protein from the cancer cells, rendering them temporarily incapable of reversing DNA damage incurred during chemotherapy, heat, and radiation treatment. Preclinical studies in vitro suggest that the genetic modifier has the potential to reduce significantly the levels of a radiation or chemotherapy dose required to destroy a tumor, thus decreasing the toxicity and associated side effects of such treatment on other areas of the body.

        Celsion and scientists from Sloan-Kettering are conducting initial preclinical tests to evaluate the safety and efficacy of the modifier in an animal model.

        In May 2000 we entered into an exclusive worldwide agreement with Sloan-Kettering for the commercial rights to the heat-activated gene therapy technology developed by Sloan-Kettering.

Development, Marketing and Sales Strategy

        We are not currently engaged in marketing and sales, and are focusing our activities on the development and testing of our products. Our strategic plan is based upon our expertise and experience in the medical application of focused microwave heat and our relationships with and license rights from our institutional research partners. Our goal has been to employ these resources to develop minimally invasive or non-invasive, non-toxic treatment technologies with efficacy significantly exceeding that available from other sources. Using our management and staff, scientific advisory personnel and available financial resources, we are focusing our efforts on the following goals:

Short-Term Goals; 12 to 24 Months
---------------------------------

o complete the development, testing, and commercialization of our second generation technology for the eradication of cancerous breast tumors;

o complete the clinical testing and commercialization of our BPH treatment system; and

o    pursue  the   development   and  testing  of  targeted  drug  delivery  via
     heat-sensitive liposomes for the purpose of concentrating chemotherapeutic drugs at tumor sites.

Longer-Term Goals; 18 Months and Beyond
---------------------------------------

o continue the development of gene therapy to significantly improve the effectiveness of radiation and chemotherapy on tumors; and

o initiate, either alone or with partners, the development of cost-effective enhancements and variations of our technology, including a version of our Microfocus equipment for treating prostate and other cancers, and additional potential applications for heat-sensitive liposome therapy and heat-activated gene therapy in the treatment of inflammatory, infectious and genetic diseases.

         If we successfully complete our product development efforts, we plan to place our new products with hospitals, clinics, health maintenance organizations and pharmaceutical companies at modest initial cost. The emphasis of our marketing strategy for our breast cancer and BPH systems will be to create ongoing cash flow by selling disposable medical procedure kits for each patient use and by charging a per-usage fee. We intend to stimulate demand for our treatment systems by educating patients through various forms of media publicity, consistent with FDA regulations.

         We anticipate that, in the near term (up to 24 months), the source of our revenues will be our proprietary technology for BPH and for treatment of breast cancer and deep-seated tumors through the use of focused microwave heat therapy equipment, if the necessary testing and regulatory approval processes are completed. We intend to generate initial sales through a combination of direct marketing and development of marketing alliances.

         In the longer term (from 18 months to 36 months and beyond), we will seek to develop new revenue streams from our current work with Duke University in targeted drug delivery systems and with Sloan-Kettering in gene therapy. We anticipate that revenues will come from the licensing of this technology to pharmaceutical manufacturers and major institutional health care providers who would employ these technologies to deliver drug regimens or gene therapy throughout the body. Also, because this technology is designed to be used in conjunction with our APA-improved microwave equipment, we expect that the acceptance of the technology will generate demand for our equipment which, in turn, is expected to create equipment sales revenues. To prepare for future marketing of our heat-sensitive drug delivery systems, we intend to explore the possibilities of forming alliances with pharmaceutical companies, major hospitals and health maintenance organizations.

License Agreements and Proprietary Rights

         We do not own any patents. Although we do have two U.S. patents pending which we plan to file internationally. The pending U.S. applications are directed to our breast cancer and BPH treatments. Through our license agreements with MIT and MMTC, we have exclusive rights within defined fields of use to seven U.S. patents. Four of the patents relate to thermotherapy for cancer, including the APA technology, and three relate to the treatment of BPH.

         The term of our exclusive rights under the MIT license agreement expires on the earlier of ten years after the first commercial sale of a product using the licensed technology or October 24, 2009, but our rights continue on a non-exclusive basis for the life of the MIT patents. Our exclusive rights under the MIT license agreement relate to use of the technology in conjunction with application of heat to breast tumor conditions, the application of heat to prostate conditions and all other medical uses. MIT has retained certain rights in the licensed technology for non-commercial research purposes.

         Our exclusive rights under the MMTC license agreements extend for the life of MMTC's patents. The patent terms expire at various times from May 2011 to November 2014.

         Our rights under our license agreement with Duke University extend for the longer of 20 years or the end of any term for which any relevant patents are issued by the U.S. Patent and Trademark Office. For portions of the technology, our rights are worldwide, and for the various patent rights, the license covers the United States, Canada, the United Kingdom, France, Germany and Japan.

         Our rights under our license agreement with Sloan-Kettering will terminate at the later of 20 years after the date of the license agreement or the last expiration date of any patent rights covered by the agreement.

         The MIT, MMTC, Duke University and Sloan-Kettering license agreements each contains license fee, royalty and/or research support provisions, testing and regulatory milestones, and other performance requirements that we must meet by certain deadlines with respect to the use of the licensed technologies. In conjunction with the patent holders, we intend to file international applications for certain of the U.S. patents.

         In addition to the rights available to us under completed or pending license agreements, we rely on our own proprietary know-how and experience in the development and use of microwave thermotherapy equipment, which we seek to protect, in part, through proprietary information agreements with employees, consultants and others. We cannot offer assurances that these information agreements will not be breached, that we will have adequate remedies for any breach or that these agreements, even if fully enforced, will be adequate to prevent third-party use of our proprietary technology. Similarly, we cannot guarantee that technology rights licensed to us by others will not be successfully challenged or circumvented by third parties, or that the rights granted will provide us with adequate protection. We are aware of patent applications and issued patents belonging to other companies, and it is uncertain whether any of these, or patent applications filed of which we may not have any knowledge, will require us to alter our potential products or processes, pay licensing fees, or cease certain activities.

Manufacturing of Products

         We believe we are best suited to conduct basic research and development activities, to pursue a prototype product through clinical testing and regulatory approval and to market the final product. Accordingly, we do not intend to engage in manufacturing, but instead intend to outsource the manufacture of final commercial products, components and disposables. Based on past experience, we do not anticipate any significant obstacles in identifying and contracting with qualified suppliers and manufacturers

Third-party Reimbursement

         Third-party reimbursement arrangements will likely be essential to commercial acceptance of our new devices, and overall cost-effectiveness and physician advocacy will be keys to obtaining such reimbursement. We believe that our equipment can be used to deliver treatment at substantially lower total cost than surgical treatments for BPH or cancer or continuous drug therapy. Consequently, we believe that third-party payors seeking procedures that provide quality clinical outcomes at lower cost will help drive acceptance of our products.

         Our strategy for obtaining new reimbursement authorizations in the United States is to obtain appropriate reimbursement codes and to perform studies in conjunction with clinical trials to establish the efficacy and cost-effectiveness of the procedures as compared to surgical and drug treatments for BPH and cancerous breast tumors. We plan to use this information when approaching health care payors to obtain new reimbursement authorizations.

         With the increasing use of managed care and capitation as a means to control health care costs in the United States, we believe that physicians may view our products as a tool to treat BPH and breast cancer patients at a lower total cost, thus providing them with a competitive advantage when negotiating managed care contracts. This is especially important in the United States, where a significant portion of the aging, Medicare-eligible population is moving into a managed care system.

         Subject to regulatory approval for the use of our equipment to treat breast cancer and BPH, we anticipate that physicians will submit insurance claims for reimbursement for such procedures to third-party payors, such as Medicare carriers, Medicaid carriers, health maintenance organizations and private insurers. In the United States and in international markets, third-party reimbursement is generally available for existing therapies used to treat cancer and BPH. The availability and level of reimbursement from such payors for the use of our new products will be a significant factor in our ability to commercialize these systems.

         We expect that new regulations regarding third-party reimbursement for certain investigational devices in the United States will allow us to pursue early reimbursement from Medicare with individual clinical sites prior to receiving FDA approval. However, FDA approval likely will be necessary to obtain a national coverage determination from Medicare. The national coverage determination for third-party reimbursement will depend on the determination of the United States Health Care Financing Administration, or HCFA, which establishes national coverage policies for Medicare carriers, including the amount to be reimbursed, for coverage of claims submitted for reimbursement related to specific procedures. Private insurance companies and health maintenance organizations make their own determinations regarding coverage and reimbursement based upon "usual and customary" fees. Reimbursement experience with a particular third-party payor does not reflect a formal reimbursement determination by the third-party payor. New outpatient procedure codes were instituted on August 1, 2000. Our ability to petition successfully for these new reimbursement codes will ultimately determine the degree of success we achieve in implementing our business model.

         Internationally, we expect to seek reimbursement approvals for procedures utilizing our new products on an individual country basis. Some countries currently have established reimbursement authorizations for transurethral microwave therapy. We expect to use clinical studies and physician advocacy to support reimbursement requests in countries in which there is currently no reimbursement for such procedures.

United States Regulation

         In the United States, our products are comprehensively regulated by FDA as medical devices under the Federal Food, Drug, and Cosmetic Act ("FD&C Act"). The FD&C Act and FDA's implementing regulations and policies govern, among other things, the manufacturing, safety, efficacy, labeling, storage, and marketing of medical devices. The FDA classifies medical devices as Class I, Class II or Class III, depending on the nature of the medical device and the existence in the market of any similar devices. Class I medical devices are subject to general controls, including labeling, premarket notification and good manufacturing practice requirements. Class II medical devices are subject to general and special controls, including performance standards, postmarket surveillance, patient registries and FDA guidelines. Class III medical devices are those which must receive premarket ("PMA") approval by FDA to ensure their safety and effectiveness, typically including life-sustaining, life-supporting, or implantable devices or new devices which have been found not to be substantially equivalent to currently marketed medical devices.

         Before a new device can be introduced into the U.S. market, it must, in most cases, receive either premarket notification clearance under section 510(k) of the FD&C Act or approval pursuant to the more costly and time-consuming PMA process. A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical trials pursuant to an approved IDE, bench tests, laboratory and animal studies. Thus far, the FDA has classified our products as Class III products requiring PMAs. If we fail to obtain PMA approval for any of our new systems, or if the PMA process is extended for a considerable length of time, the commencement of commercial sales of any such system could be delayed substantially or indefinitely.

         The Federal Communications Commission, or FCC, regulates the frequencies of microwave and radio-frequency emissions from medical and other types of equipment to prevent interference with commercial and governmental communications networks. The FCC has approved the frequency of 915 MHZ for medical applications, and machines utilizing that frequency do not require shielding to prevent interference with communications. Our Microfocus and BPH treatment products utilize the 915 MHZ frequency.

         In December 1984 the HCFA approved reimbursement under Medicare and Medicaid for thermotherapy treatment when used in conjunction with radiation therapy for the treatment of surface and subsurface tumors. At this time, most of the large medical insurance carriers in the United States have approved reimbursement for this type of thermotherapy treatment under their health policies. Thermotherapy treatment administered using equipment that has received pre-marketing approval is eligible for such reimbursement.

         We are subject to inspection by the FDA at any time to ensure compliance with FDA regulations in the production and sale of medical products. We believe that we are substantially in compliance with FDA regulations governing the manufacturing and marketing of medical devices. Previously, we received pre-marketing approval from the FDA for our original Microfocus 1000 cancer treatment equipment for surface and subsurface tumors in conjunction with radiation. We have also received a supplemental pre-marketing approval to add the APA technology from MIT to the Microfocus 1000 equipment. We are seeking a new indication of use to enable our improved Microfocus equipment with APA to be used for breast tumor ablation using heat alone.

         We also received approval to conduct an expanded Phase I study using our BPH treatment system. The purpose of the expanded Phase I study was to test a revised protocol, intended both to shorten significantly the BPH treatment time for each patient application and to lower the manufacturing cost for a disposable device used during the treatment. This expanded Phase I study was completed in May 2000. In July 2000 the FDA approved the commencement of multiple-site Phase II studies, and the first of such studies commenced effective October 18, 2000.

         In August 2000 we completed the treatment of ten patients in a Phase I Study of our breast cancer treatment system and, in December 2000, we received FDA approval to commence Phase II clinical trials.

Regulation of Foreign Sales

         Sales of domestically produced medical devices outside of the United States are subject to United States export requirements and foreign regulatory controls. Export sales of investigational devices that are subject to pre-marketing approval requirements and have not received FDA marketing approval generally may be subject to FDA export permit requirements under the FD&C Act, depending upon, among other things, the purpose of the export (investigational or commercial) and on whether the device has valid marketing authorization in a country listed in the FDA Export Reform and Enhancement Act of 1996. In order to obtain a permit, when required, we must provide the FDA with documentation that the medical device regulatory authority of the country in which the purchaser is located has approved the device. In addition, the FDA must find that export of the device is not contrary to public health and safety of the country in which the purchaser is located.

         We have sold our original products in 23 countries in Asia, Europe, and South America. Meeting the registration requirements within these countries was the responsibility of our distributors in each of these countries. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. We expect to receive approvals for marketing in a number of countries outside the United States prior to the time that we will be able to market our products in the United States. However, the timing for such approvals currently is not known.
                                       11

Competition

         Many companies and institutions are engaged in research and development of thermotherapy technologies for both cancer and prostate disease products that seek treatment outcomes similar to those we are pursuing. In addition, a number of companies and institutions are pursuing alternative treatment strategies through the use of radio frequency, laser and ultrasound energy sources, all of which appear to be in the early stages of development and testing. We believe that the level of interest by others in investigating the potential of thermotherapy and alternative technologies will continue and may increase.
Potential competitors engaged in all areas of cancer and prostate treatment research in the United States and other countries include, among others, major pharmaceutical and chemical companies, specialized technology companies, universities and other research institutions. Most of our competitors and potential competitors have substantially greater financial, technical, human and other resources, and may also have far greater experience than we have, both in preclinical testing and human clinical trials of new products and in obtaining FDA and other regulatory approvals. One or more of these companies or institutions could succeed in developing products or other technologies that are more effective than any which we have been or are developing, or which could render our technology and products obsolete and non-competitive. Furthermore, if we are permitted to commence commercial sales of products, we will also be competing, with respect to manufacturing efficiency and marketing, with companies having greater resources and experience in these areas.

         Several U.S. and overseas companies, including BSD Medical Corporation and Labthermics Technology, Inc., have marketed equipment using heat produced by microwaves or ultrasound to treat surface and subsurface cancer, either with or without the concurrent use of radiation or chemotherapy. To our knowledge, among these entities, BSD Medical Corporation has the longest business history and has sold the largest number of microwave thermotherapy units for the treatment of surface and subsurface cancer, but we do not believe that BSD Medical Corporation has a dominant competitive position or that its equipment has been widely accepted for use in the treatment of cancer. We believe BSD Medical Corporation is attempting to develop more advanced versions of its equipment for use in treating deep-seated tumors.

         In the treatment of BPH, EDAP TMS S.A., a French company, has marketed a device named the "Prostatron," both in the U.S. and overseas, which uses microwave-generated heat to destroy enlarged prostate tissue. Also, Urologix, Inc., a domestic company, has introduced a BPH medical device similar to the Prostatron. In October 2000, Urologix acquired the Prostatron product line from EDAP. While we believe these devices have not been widely used or accepted by providers of medical treatment for BPH, there is no guarantee that EDAP TMS S.A. or Urologix, Inc. will not seek to introduce improved equipment for the treatment of BPH. We are aware of other companies currently developing or marketing devices using other forms of energy, including laser, radio frequency, ultrasound and infrared technologies, for the treatment of BPH. If any of these treatment technologies become widely accepted by the medical community in the future, such acceptance could pose a pose a significant competitive risk to us.

Product Liability and Insurance

         Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing, and marketing of human therapeutic products. We presently have product liability insurance limited to $5,000,000 per incident, and, if we were to be subject to a claim in excess of this coverage or to a claim not covered by our insurance and the claim succeeded, we would be required to pay the claim out of our own limited resources.
                                       12

Employees

         We presently utilize the services of 28 individuals on a regular basis, including 13 full-time employees and 15 part-time consultants. In addition, our Scientific Advisory Board and Business Advisory Board each actively assists our management with advice on various projects. None of our employees are represented by a collective bargaining organization, and we consider our relations with our employees to be good.

ITEM 2.           PROPERTIES

         Our present facilities consist of approximately 7,000 square feet of administrative office, laboratory and workshop space at 10220-I Old Columbia Road, Columbia, Maryland 21046-1705. We lease the premises from an unaffiliated party under a five-year lease that expires May 31, 2005. The monthly rent under the lease is $9,300

ITEM 3.           LEGAL PROCEEDINGS

         On April 27, 2000, we commenced an action in the United States District Court for the District of Maryland against Warren C. Stearns, a former director, Mr. Stearn's management company, SMC, and a number of Mr. Stearns' family members and colleagues who hold certain warrants for the purchase of approximately 3.4 million shares of our common stock. These warrants were intended as compensation for certain investment banking, brokerage and financing services rendered and to be rendered by Mr. Stearns and SMC. We have reviewed with our attorneys the circumstances surrounding the issuance of these warrants and the services that were performed or purported to be performed by Mr. Stearns and SMC, and have concluded that these warrants should be rescinded. We believe that the issuance of these warrants was in violation of Section 15 of the Securities and Exchange Act of 1934 and constitutes a voidable transaction under the provisions of Section 29 of that Act.

         The defendants in the litigation have moved to dismiss the complaint on various technical grounds, including statute of limitations. We are opposing this motion and intend to prosecute the litigation vigorously.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price for Our Common Stock

         Since May 31, 2000, our common stock has traded on The American Stock Exchange. Prior to that time, the common stock traded on the over-the-counter market. The following table sets forth the high and low sales prices for our common stock reported by The American Stock Exchange since, May 31, 2000 and, prior to that date, the high and low bid prices for our shares as quoted in the Electronic Bulletin Board operated by The Nasdaq Stock Market, Inc. The quotations set forth below do not include retail markups, markdowns or commissions, and, with respect to periods before May 31, 2000, may not necessarily represent actual transactions.

                                                                                       High        Low
                                                                                      -------    -------
Fiscal Year ended September 30, 1999

     First Quarter (October 1-- December 31, 1998)................................    $ 0.34      $0.23
     Second Quarter (January 1-- March 31, 1999)..................................    $ 2.26      $0.25
     Third Quarter (April 1-- June 30, 1999)......................................    $ 0.84      $0.75
     Fourth Quarter (July 1-- September 30, 1999).................................    $ 1.21      $0.81
Fiscal Year ended September 30, 2000

     First Quarter (October 1-- December 31, 1999)................................    $ 4.13      $0.71
     Second Quarter (January 1-- March 31, 2000)..................................    $10.25      $1.68
     Third Quarter (April 1-- June 30, 2000)......................................    $ 6.00      $2.84
     Fourth Quarter (July 1-- September 30, 2000).................................    $ 3.56      $1.88

         On December 12, 2000, the last reported sale price for our common stock on The American Stock Exchange was $1.5625. As of December 12, 2000, there were approximately 1,242 holders of record of our common stock. This does not include holders of approximately 32,000,0000 shares of common stock held in "street name".

Dividend Policy

         We have never declared or paid any cash dividends on our common stock or other securities and do not currently anticipate paying cash dividends in the foreseeable future.

Issuance of Shares Without Registration

         During the fiscal quarter ended September 30, 2000, we issued a the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act"):

o At various times throughout the quarter, we issued a total of 284,037 shares of our common stock to holders of outstanding options and warrants, upon exercise of such options and warrants, for aggregate cash consideration of $127,497.

o On August 1, 2000, we issued a total of 10,719 shares of our common stock to an outside consultant in return for services valued at $35,000.

o On August 9, 2000, we issued a total of 10,588 shares of our common stock to an outside consultant in return for services valued at $22,499.

o On September 30, 2000, we issued a total of 32,820 shares valued at $80,000 to four non-employee directors in lieu of cash fees for their services as directors during the fiscal year ended September 30, 2000. '.

         The certificates representing all of the shares issued as described above were endorsed with Celsion's standard restricted stock legend, and a stop transfer instruction was recorded by the transfer agent. Accordingly, the Company views such issuances as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act as transactions by an issuer not involving any public offering.

ITEM 6.           SELECTED FINANCIAL DATA

The following table contains certain financial data for the Company for the five fiscal years ended September 30, 2000 is qualified in its entirety by, and should be read in conjunction with, the "Item 8. Financial Statements and Supplementary Data and Financial Disclosure" and "Item 7. '"Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                                  Year Ended September 30,
                                      ----------------------------------------------------------------------------


                                            1996           1997           1998             1999          2000
                                      ------------    ------------    ------------    ------------    ------------
Statement of Operations Data:
Revenues:
     Product Sales (Net)              $     74,006    $    121,257    $    174,182    $       --      $      3,420
     Research  and development
contracts                                     --              --              --              --              --
                                      ------------    ------------    ------------    ------------    ------------
Total revenues                              74,006         121,257         174,182            --             3,420
Cost of sales                               64,406          46,734         136,500            --               246
                                      ------------    ------------    ------------    ------------    ------------
Gross profit on product sales                9,600          74,523          37,682            --             3,174
                                      ------------    ------------    ------------    ------------    ------------
Other costs and expenses:
     Selling, general and
administrative                           1,321,361       2,283,245       2,515,822       1,371,161       2,661,333

    Research  and development              94,012          185,974       1,534,872       1,019,941       2,238,292
                                      ------------    ------------    ------------    ------------    ------------

Total operating expenses                 1,415,373       2,469,219       4,050,694       2,391,102       4,899,625
                                      ------------    ------------    ------------    ------------    ------------
(Loss) from  operations                 (1,405,773)     (2,394,696)     (4,013,012)      2,391,102      (4,896,451)
                                      ------------    ------------    ------------    ------------    ------------
Other income (expense)                    (442,192)       (471,631)         11,870          15,744            --
 Interest income (expense)                 (85,506)       (185,562)       (199,346)        (60,834)        349,236
                                      ------------    ------------    ------------    ------------    ------------
Net (loss)                            $ (1,933,471)   $ (3,051,889)   $ (4,200,488)   $ (2,436,192)   $ (4,547,215)
                                      ============    ============    ============    ============    ============
Net loss per share                    $      (0.05)   $      (0.11)   $      (0.12)   $      (0.05)   $      (0.08)
                                      ============    ============    ============    ============    ============
Weighted average shares outstanding     39,499,650      28,386,145      34,867,001      45,900,424      59,406,921


                                                                   As of September 30,
                                      ----------------------------------------------------------------------------

                                         1996             1997            1998           1999              2000
                                      ------------    ------------    ------------    ------------    ------------
Balance Sheet Data:

Cash and cash equivalents             $    246,931    $    267,353    $     54,920    $  1,357,464    $  8,820,196
Working Capital                           (646,754)     (2,645,908)     (2,000,351)        906,926       8,509,173
Total Assets                             9,321,600         823,209         330,738       1,558,684       9,117,821
Long-term debt, less current             1,213,000            --              --              --              --
maturities

Accumulated deficit                    (12,211,633)    (15,263,522)    (21,900,202)    (26,447,417)
Total stockholders' equity               6,755,874       2,460,646      (1,851,067)      1,037,125       8,726,429
(deficit)

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         Certain of the statements contained in this Annual Report on Form 10-K, including certain in this section, are forward looking. In addition, from time to time, we may publish forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under "--Risk Factors" below and elsewhere in this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative of such terms or other comparable terminology. Forward-looking statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors." Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this prospectus to conform such statements to actual results.

General

        Since inception, we have incurred substantial operating losses. We expect operating losses to continue and possibly increase in the near term and for the foreseeable future as we continue our product development efforts, conduct clinical trials and undertake marketing and sales activities for new products. Our ability to achieve profitability is dependent upon our ability successfully to integrate new technology into our thermotherapy systems, conduct clinical trials, obtain governmental approvals, and manufacture, market and sell our new products. We have faced a number of major obstacles over the last several years, including inadequate funding, a negative net worth, and the slow development of the thermotherapy market due to technical shortcomings of the thermotherapy equipment previously available commercially. We have not continued to market our older thermotherapy system, principally because of the system's inability to provide precise and consistent heat treatment for other than surface and subsurface tumors. Instead, we have concentrated on a new generation of thermotherapy products.

        Our operating results have fluctuated significantly in the past on an annual and a quarterly basis. We expect that operating results will continue to fluctuate significantly from quarter to quarter for the foreseeable future and will depend on a number of factors, many of which are outside of our control.

Material Non-Operating Transactions and Losses in 1997

        For the year ended September 30, 1997, we had a non-operating loss of ($438,803) resulting from our 1996 investment in Ardex Equipment, LLC, or Ardex. The Ardex investment arrangements were originally made with persons who were then directors of Celsion and principals of Ardex, as described under "Certain Relationships and Related Transactions." After Ardex experienced financial difficulties, we reviewed the financial status of Ardex and determined that the entire amount due from Ardex, including accrued interest, was uncollectible as of September 30, 1997.

Results of Operations

     Comparison of Fiscal Year Ended September 30, 2000 and Fiscal Year Ended September 30, 1999

         Product sales for the year ended September 30, 2000 were only $3,420, as compared to none for the prior fiscal year. The limited revenue in the current period resulted from a parts reorder for older, previously sold equipment. Additional significant product revenues are not expected unless and until development of our second generation, of equipment incorporating APA technology, is completed and such equipment is clinically tested and receives necessary approvals from governmental regulatory agencies.

         Research and development expense increased by 120%, to $2,238,292 for the year ended September 30, 2000 from $1,019,941 for the fiscal year ended September 30, 1999. The increase of $1,218,351 in the year ended September 30, 2000 was attributable to the issuance of shares of common stock to Duke University under a license agreement for thermo-liposome technology, research on thermo-liposome technology during the period, expenditures for Phase I breast cancer trials at Harbor UCLA Medical Center and Columbia Hospital, expenditures for our upcoming Phase II BPH and breast cancer treatment trials and payments made to Sloan-Kettering for licensing of its gene therapy technology during the year ended September 30, 2000. We expect expenditures on research and development expenses to increase for fiscal year 2001 as we conduct our Phase II clinical trials for our breast cancer and BPH treatment systems, and begin developing the thermo-liposome technology.

         Selling, general and administrative expense increased by 94%, to $2,661,333 for the year ended September 30, 2000 from $1,371,161 from the fiscal year ended September 30, 1999. The increase of $1,290,172 was due primarily to increased legal and financial services associated with our recent securities offerings and technology licensing, increased office staffing, costs associated with our annual meeting, and increased public relations activities.

         Due mainly to the increase in the expenditures listed above for the year ending September 30, 2000, the loss from operations for the period rose by $2,505,349, to ($4,896,451) from $(2,391,102) in the prior year.

         Interest income net of interest expense increased to $349,236 for the year ended September 30, 2000 from ($60,834) for the period ended September 30, 1999. The $410,070 increase was due to the high cash balances from our private placement in January 2000 invested in money market instruments and time deposits. Because we currently have no revenues, these balances will decrease as we draw on our cash reserves to pay for our ongoing operations.

     Comparison of Fiscal Year Ended September 30, 1999 to Fiscal Year Ended September 30, 1998

        There were no product sales for the year ended September 30, 1999, compared with sales of $174,182 for the year ended September 30, 1998. The earlier year sales represented re-orders of our older equipment. Additional significant product revenues are not expected unless and until development of our second generation equipment, incorporating APA technology, is completed and such equipment is clinically tested and receives necessary approvals from governmental regulatory agencies.

        There was no cost of sales for the year ended September 30, 1999, as compared with the cost of sales for the prior year of $136,500.

        Research and development expense decreased substantially, to $1,019,941 for the year ended September 30, 1999 from $1,534,872 for the prior year. The difference in expenditure levels reflects the fact that the major portion of development work on our new generation of equipment took place in the earlier period. However, we expect research and development expenses to increase over the next several months as BPH clinical trials and Phase II breast cancer testing begin.

        Selling, general and administrative expense decreased substantially, to $1,371,161 for the year ended September 30, 1999 from $2,515,822 for the previous year. The decrease was due to the absence, in fiscal 1999, of the following expenses which were recorded in the earlier period: incentive stock issued to our President, recorded in the amount of $700,640; consulting fees and expenses paid to Stearns Management, a company affiliated with a former officer and director, in the amount of $195,297; legal fees in the amount of $145,000; and a write-off of approximately $112,000 of inventory stocked as replacement parts for older equipment sold in prior years.

        Due primarily to the absence of expenditures for equipment development and for clinical trials for the year ended September 30, 1999 and the absence of or decrease in executive bonus, legal, and consulting fees, our net loss decreased by $1,764,296, to ($2,436,192) for the fiscal year ended September 30, 1999 from ($4,200,488) in the prior year.

     Comparison of Fiscal Year Ended September 30, 1998 to Fiscal Year Ended September 30, 1997

        Product sales for the fiscal year ended September 30, 1998 were $174,182. These sales represented limited re-orders of our older equipment. During the year ended September 30, 1997, product sales, taking returns and allowances into consideration, were $121,257. Additional significant product revenues are not expected unless and until development of our second generation of equipment incorporating APA technology, is completed and such equipment is clinically tested and receives necessary approvals from governmental regulatory agencies.

        Cost of sales increased to $136,500 in the year ended September 30, 1998 from $46,734 in the prior year. Cost of sales as a percentage of sales increased to 78.4% for the year ended September 30, 1998 from 38.5% for the prior year, because newer components and enhancements were added to existing inventory in conjunction with upgrading our products to incorporate new technology.

        Research and development expense grew substantially, to $1,534,872 in the year ended September 30, 1998 from $185,974 in the prior year. During fiscal 1998, we increased our research and development efforts to enhance our products and to incorporate APA and other technological advances into our equipment. The increase during fiscal year 1998 included $561,238 for engineering work performed by outsider parties on our breast cancer treatment device, $289,868 for animal studies for the improved BPH system, $245,976 for animal studies and other development work on the new breast cancer equipment and $76,000 for work at Duke University in connection with the development of targeted drug delivery and genetherapy technology. In addition, after a review of our inventory, approximately $175,000 of components and parts acquired in the course of developing older equipment, including slower, DOS-based electronic components, were deemed to be unusable for the development of our newer models, and were therefore classified as obsolete and written off as additional research and development expense during fiscal 1998. We expect to continue our higher levels of expenditures for research and development in order to continue to enhance our products.

        Selling, general and administrative expense increased to $2,515,822 in the year ended September 30, 1998 from $2,283,245 in the prior year. Such increased expense included a write-off of approximately $112,000 of inventory stocked as replacement parts for older equipment sold in prior years, which inventory was being carried at the lower of cost or market value and which, in light of the absence of demand, was determined to have no appreciable market value at year end. The remainder of the increase was attributable to somewhat higher outside consulting, advertising and administrative expenses. We expect selling and marketing expense to increase substantially as we complete the development and testing of our new thermotherapy systems and expand our related advertising and promotional and marketing activities.

        Due mainly to increased research and development activities in the year ended September 30, 1998, the loss from operations increased by $1,618,316, to ($4,013,012) from ($2,394,696) in the prior year. However, the increase in the 1998 loss before income taxes was not as large compared with 1997 because of the non-operating losses reflected in the earlier year as described above.

Liquidity and Capital Resources

        Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of $26,447,417 at September 30, 2000. We have incurred negative cash flows from operations since our inception and have funded our operations primarily through the sale of equity securities. As of
September  30,  2000,  we had cash of  $8,820,196  and total  current  assets of
$8,900,565, compared with current liabilities of $391,392, resulting in a working capital surplus of $8,509,173. As of September 30, 1999, we had $1,357,464 in cash and total current assets of $1,424,058, compared with current liabilities of $517,132, which resulted in a working capital surplus of $902,499 at fiscal year end. The increase in working capital at September 30, 2000 as compared to September 30, 1999 was due to the closing of a private placement offering on January 31, 2000, from which we received net proceeds of approximately $4,200,000, the exercise of warrants (primarily Series 700 and 800) from which we received proceeds of $5,467,118, and the exercise of warrants (primarily Series 500 and 550) during the quarter ended June 30, 2000, from which we received proceeds of $1,588,889.

        We do not have any bank financing arrangements and have funded our operations in recent years primarily through private placement offerings of equity securities. For all of fiscal year 2001, we expect to expend a total of approximately $8,000,000 for breast cancer and BPH clinical testing and for corporate overhead, which will be funded from our current resources. The foregoing amounts are estimates based upon assumptions as to the availability of funding, the scheduling of institutional clinical research and testing personnel, the timing of clinical trials and other factors, not all of which are fully predictable. Accordingly, estimates and timing concerning projected expenditures and programs are subject to change.

        Our dependence on raising additional capital will continue at least until we are able to begin marketing our new technologies. Our future capital requirements and the adequacy of our financing depend upon numerous factors, including the successful commercialization of our thermotherapy systems, progress in product development efforts, progress with preclinical studies and clinical trials, the cost and timing of production arrangements, the development of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing intellectual property rights, competing technological and market developments and the development of strategic alliances for the marketing of our products. We will be required to obtain such funding through equity or debt financing, strategic alliances with corporate partners and others, or through other sources not yet identified. We do not have any committed sources of additional financing, and cannot guarantee that additional funding will be available in a timely manner, on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through unfavorable arrangements with partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets or which otherwise may be materially unfavorable to us. Furthermore, if we cannot fund our ongoing development and other operating requirements, particularly those associated with our obligation to conduct clinical trials under our licensing agreements, we will be in breach of our commitments under these licensing agreements and could therefore lose our license rights, which could have material adverse effects on our business.

Risk Factors

         Among numerous risk factors which may affect the future performance of the Company and its ability to achieve profitable operations are the following:

     We have a history of losses and expect continued losses for the foreseeable future.

        Since our inception in 1982, our expenses have substantially exceeded our revenues, resulting in continuing losses and an accumulated deficit of ($26,447,417) at September 30, 2000, including losses of ($2,436,192) for the year ended September 30, 1999 and ($4,547,215) for the year ended September 30, 2000. Because we presently have no significant source of revenues and are committed to continuing our product research and development program, we will continue to experience significant operating losses until and unless we complete the development of new products and these products have been clinically tested, approved by the FDA and successfully marketed. In addition, we have funded our operations for many years primarily through the sale of our securities and have limited working capital for our desired product development and other activities.

     We do not expect to generate significant revenue in the foreseeable future.

        We marketed and sold our original microwave thermotherapy products, which produced modest revenues from 1990 to 1994, but ceased marketing these products in 1995. We have devoted our resources in recent years to developing a new generation of thermotherapy products, but we cannot market these products unless and until we complete clinical testing and obtain all necessary governmental approvals. Accordingly, we have no current source of revenues, much less profits, to sustain our present operations, and no revenues will be available until and unless our new products are clinically tested, approved by the FDA and successfully marketed. We cannot guarantee that any or all of our products will be successfully tested, approved by the FDA or marketed at any time in the foreseeable future or at all.

     Our microwave heat therapy technology is still in the initial of human testing and may not be sufficiently accepted by the medical community to sustain our business.

        To date, microwave heat therapy has not been widely accepted in the United States medical community as an effective cancer treatment, with or without the concurrent use of radiation. We believe that this is due primarily to the inability of earlier technology adequately to focus and control heat directed at specific tissue locations and to conclusions that were drawn from a widely publicized study by the Radiation Oncology Therapy Group that purported to show that thermotherapy in conjunction with radiation was only marginally effective. Subsequent to the publication of this study, the U.S. Health Care Financing Administration ("HCFA") established a low medical reimbursement rate for all thermotherapy equipment designed to be used in conjunction with radiation. While we believe our new technology is capable of overcoming the limitations of the earlier technology, the medical community may not embrace the perceived advantages of our APA-focused heat therapy without more extensive testing and clinical experience than we will be able to provide. To date, our new cancer treatment technology and new BPH system have been subjected only to Phase I testing on humans. Accordingly, our technology may not prove as effective in practice as we anticipate based on preliminary testing. If further testing and clinical practice do not confirm the safety and efficacy of our technology or, even if further testing and practice produces positive results but the medical community does not view this new form of heat therapy as effective and desirable, our efforts to market our new products may fail, with material adverse consequences to our business. We intend to petition HCFA for new reimbursement codes for both breast cancer and BPH treatments. The success of our business model depends significantly upon our ability to successfully petition for the new reimbursement codes.

     If we are not able to obtain necessary funding, we will not be able to complete the development, testing and commercialization of our treatments and products.

        We will need substantial additional funding in order to complete the development, testing and commercialization of our cancer treatment and BPH products, as well as other potential new products. We currently plan to expend approximately $8.0 million in the fiscal year ending September 30, 2001, and currently have available a total of approximately $8.8 million for that purpose. It is our current intention both to increase the pace of development work on our present products and to make a significant commitment to thermosensitive liposome and gene therapy research and development projects. The increase in the scope of present development work and the commitment to these new projects will require additional external funding, at least until we are able to begin marketing our products. We do not have any committed sources of financing and cannot offer any assurance that additional funding will be available in a timely manner, on acceptable terms or at all. See """Management's Discussion and Analysis of Financial Condition and Results of Operations."

        If adequate funding is not available in the future, we may be required to delay, scale back or eliminate certain aspects of our operations or to attempt to obtain funds through unfavorable arrangements with partners or others that may force us to relinquish rights to certain of our technologies, products or potential markets or that could impose onerous financial or other terms. Furthermore, if we cannot fund our ongoing development and other operating requirements, particularly those associated with our obligation to conduct clinical trials under our licensing agreements, we will be in breach of our commitments under these licensing agreements and could therefore lose our license rights, which could have material adverse effects on our business.

     Our business is subject to extensive government regulation and we may not be able to secure the government approvals needed to develop and market our products.

        The FDA and similar government agencies in foreign countries impose substantial requirements upon the introduction of medical products including lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these requirements typically takes several years or more and varies substantially based upon the type, complexity, and novelty of the product. For medical systems such as our breast cancer treatment product, the FDA has thus far required data from a Phase I clinical feasibility and safety demonstration using at least ten patients. For a Phase II patient study that addresses safety and efficacy, we anticipate a requirement of testing 173 patients in order to support an application for commercialization approval. Similarly, the BPH treatment system will require data from a Phase II study.

        Government regulation, including the need for FDA approval, may delay marketing of our new products for a considerable period of time, impose costly procedures upon our activities and provide an advantage to larger companies that compete with us. There can be no assurance that we will receive FDA or other regulatory approvals for any products we develop on a timely basis or at all. Any delay in obtaining, or failure to obtain, necessary approvals would materially and adversely affect the marketing of any of our contemplated products and our ability to generate revenue. Further, regulation of manufacturing facilities by federal, state, local, and other authorities is subject to change. Any additional regulation could result in limitations or restrictions on our ability to utilize any of our technologies, thereby adversely affecting our business.

     Our business depends on license agreements that we have entered into with third parties to use patented technologies and the loss of any of our rights under these agreements could impair our ability to develop and market our products.

        Currently, we have two utility patents pending in the U.S. Patent & Trademark Office. One is directed to Celsion's breast cancer treatment, and the other is directed to our BPH treatment. However, our business still would depend on license agreements that we have entered into with third parties until the third parties' patents expire, even when our pending applications mature into U.S. patents.

        Our success will depend, in substantial part, on our ability to maintain our rights under license agreements granting us rights to use patented technology. We have entered into exclusive license agreements with MIT for APA technology and with MMTC, Inc., or MMTC, a privately owned developer of medical devices, for microwave balloon catheter technology. We have also entered into a license agreement with Duke University, under which we have exclusive rights to commercialize medical treatment products and procedures based on Duke University's thermo-liposome technology and a license agreement with Sloan-Kettering under which we have rights to commercialize certain gene therapy products. The MIT, MMTC, Duke University and Sloan-Kettering agreements each contains license fee, royalty and/or research support provisions, testing and regulatory milestones, and other performance requirements that we must meet by certain deadlines. If we were to breach these or other provisions of our license and research agreements, we could lose our ability to use the applicable technology as well as compensation for our efforts in developing or exploiting the technology. Also, loss of our rights under the MIT license agreement would prevent us from proceeding with most of our current product development efforts, which are dependent on licensed APA technology. Any such loss of rights and access to technology would have a material and adverse effect in our business.

        Further, we cannot guarantee that any patent or other technology rights licensed to us by others will not be challenged or circumvented successfully by third parties, or that the rights granted will provide adequate protection to us. We are aware of patent applications and issued patents belonging to others, and it is not clear whether any of these patents or applications, or patent applications of which we may not have any knowledge, will require us to alter our potential products or processes, pay licensing fees or cease certain activities. Litigation, which could result in substantial costs, may also be necessary to enforce any patents issued to or licensed by us or determine the scope and validity of others' claimed proprietary rights. We also rely on trade secrets and confidential information that we seek to protect, in part, by confidentiality agreements with our corporate partners, collaborators, employees, and consultants. We cannot guarantee that these agreements will not be breached, that we will have adequate remedies for any such breach or that our trade secrets will not otherwise become known or will not be discovered independently by competitors.

     Technologies for the treatment of cancer are subject to rapid change and the development of treatment strategies that are more effective than our thermotherapy technology could render our technology obsolete.

        Various methods for treating cancer are the subject of extensive research and development. Many possible treatments that are being researched, if successfully developed, may not require, or may supplant, the use of our thermotherapy technology. These alternate treatment strategies include the use of radio frequency, laser and ultrasound energy sources. The successful development and acceptance of any of these alternative forms of treatment could render our technology obsolete.

     We may not be able to hire or retain key officers or employees whom we need to implement our business strategy.

        Our success depends on the continued contributions of our executive officers, scientific and technical personnel and consultants, and on our ability to attract new personnel as we seek to implement our business strategy. During our operating history, we have assigned many key responsibilities to a relatively small number of individuals. The competition for qualified personnel is intense, and the loss of services of certain key personnel could adversely affect our business. ""

     The success of our products may be harmed if the government, private health insurers and other third-party payors do not provide sufficient coverage or reimbursement for the use of our products.

        Our ability to commercialize our thermotherapy technology successfully will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. The reimbursement status of newly approved medical products is subject to significant uncertainty. We cannot guarantee that adequate third-party insurance coverage will be available for us to establish and maintain price levels sufficient for realization of an appropriate return on our investment in developing new therapies. Government, private health insurers and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products approved by the FDA for marketing. Accordingly, even if coverage and reimbursement are provided by government, private health insurers and third-party payors for uses of our products, the market acceptance of these products would be adversely affected if the reimbursement available for the use of our therapies proves to be unprofitable for health care providers.

     We face intense competition and the failure to compete effectively could adversely affect our ability to develop and market our products.

        There are many companies and institutions engaged in research and development of thermotherapy technologies for both cancer and prostate disease products, that seek treatment outcomes similar to those we are pursuing. In addition, a number of companies and institutions are pursuing alternative treatment strategies through the use of microwave, infrared, and radio frequency, laser and ultrasound energy sources, all of which appear to be in the early stages of development and testing. We believe that the level of interest by others in investigating the potential of thermotherapy and alternative technologies will continue and may increase. Potential competitors engaged in all areas of cancer and prostate treatment research in the United States and other countries include, among others, major pharmaceutical and chemical companies, specialized technology companies, universities and other research institutions. Most of our competitors and potential competitors have substantially greater financial, technical, human and other resources, and may also have far greater experience than we do, both in preclinical testing and human clinical trials of new products and in obtaining FDA and other regulatory approvals. One or more of these companies or institutions could succeed in developing products or other technologies that are more effective than the products and technologies we have been or are developing, or which would render our technology and products obsolete and non-competitive. Furthermore, if we are permitted to commence commercial sales of products, we will also be competing, with respect to manufacturing efficiency and marketing, with companies having substantially greater resources and experience in these areas.

     Legislative and regulatory changes affecting the health care industry could adversely affect our business.

        There have been a number of federal and state proposals during the last few years to subject the pricing of health care goods and services to government control and to make other changes to the United States health care system. It is uncertain which legislative proposals, if any, will be adopted (or when) or what actions federal, state, or private payors for health care treatment and services may take in response to any health care reform proposals or legislation. We cannot predict the effect health care reforms may have on our business, and we can offer no assurances that any of these reforms will not have a material adverse effect on our business.

     We may be subject to significant product liability claims and litigation.

        Our business exposes us to potential product liability risks inherent in the testing, manufacturing, and marketing of human therapeutic products. We presently have product liability insurance limited to $5,000,000 per incident. If we were to be subject to a claim in excess of this coverage or to a claim not covered by our insurance and the claim succeeded, we would be required to pay the claim with our own limited resources, which could have a material adverse effect on operations. In addition, liability or alleged liability could harm our business by diverting the attention and resources of our management and by damaging our reputation.

     We depend on third-party suppliers to provide us with components required for our products and may not be able to obtain these components on favorable terms or at all.

        We are currently not manufacturing any products, but are using our facilities to assemble prototypes of our equipment for research and development purposes. We currently purchase certain specialized microwave and thermometry components and applicator materials and the catheter unit used for our BPH equipment from single or limited source suppliers because of the small quantities involved. While we have not experienced any significant difficulties in obtaining these components, the loss of an important current supplier could require us to obtain a replacement supplier, which might result in delays and additional expense in being able to make prototype equipment available for clinical trials and other research purposes. Also, in the event we succeed in marketing our products, we will most likely use outside contractors to supply components and to assemble finished equipment, at which time we could become dependent on key vendors.

     The exercise or conversion of our outstanding options, warrants and convertible preferred stock could result in significant dilution of your ownership interest in common stock.

        Options and Warrants. As of November 30, 2000, we had outstanding a total of 7,726,094 warrants and options, having exercise prices ranging from $0.16 to $3.00 per share (and a weighted average exercise price of approximately $0.46 per share). Most of the prices are below the current market price of our common stock, which has ranged from a low of $1.25 to a high of $2.06 over the 20 trading days ending November, 30, 2000. If holders choose to exercise such warrants and options, the resulting purchase of a substantial number of shares of our common stock at prices below the current market price of the common stock would have a dilutive effect on our stockholders and could adversely affect the market price of our issued and outstanding common stock. Also, the holders of a substantial portion of such warrants and options have various registration rights which, if exercised, would require us to register such shares for sale in the public market. Furthermore, even without such registration, holders of the warrants and options who are able, after the exercise of such warrants and options, to satisfy the one-year holding period and other requirements of Rule 144 of the Securities and Exchange Commission, will be able to sell shares of common stock purchased upon such exercise in the public market.

        Preferred Stock. As of November 30, 2000, we had outstanding a total of 4,853.5 shares of Series A 10% Convertible Preferred Stock (plus 323 shares in accrued dividends as of September 30, 2000). The shares of Series A Preferred Stock are subject to exchange and conversion privileges upon the occurrence of major events, including a public offering of our securities or the merger into a public company. If we do not consummate this a public offering by January 31, 2001, the holders of the Series A Preferred Stock will be entitled to convert their preferred shares into shares of common stock at a conversion price of $0.41 per share of common stock, subject to certain adjustments. Even if a public offering is completed by January 31, 2001, holders of the Series A Preferred Stock will be able to convert half of such shares at a price of $0.41 per share and the other half at a price equal to 70% of the price of shares in this offering. In either event, conversion of the Series A Preferred Stock would have a dilutive effect on our stockholders and could adversely affect the market price of our issued and outstanding common stock. The holders of the Series A Preferred Stock also have registration rights at the time we undertake a registered public offering of securities and may require registration of the common stock issued upon conversion even if we do not otherwise undertake a public offering for our own account. Even without a registration, holders of the Series A Preferred Stock who satisfy the requirements of Rule 144 of the Securities and Exchange Commission, will be able to sell in the public market shares of common stock acquired upon the conversion of Series A Preferred Stock.

     If the price of our shares remains low, it may be delisted by the American Stock Exchange and become subject to special rules applicable to low priced stocks.

        Our stock currently trades on the American Stock Exchange. The Amex, as a matter of policy, will consider the suspension of trading in, or removal from listing of any stock when, in the opinion of the Amex (i) the financial condition and/or operating results of an issuer of stock listed on the Amex appear to be unsatisfactory, (ii) it appears that the extent of public distribution or the aggregate market value of the stock has become so reduced as to make further dealings on the Amex inadvisable, (iii) the issuer has sold or otherwise disposed of its principal operating assets, or (iv) the issuer has sustained losses which are so substantial in relation to its overall operations or its existing financial condition has become so impaired that it appears questionable, in the opinion of Amex, whether the issuer will be able to continue operations and/or meet its obligations as they mature. For example, the Amex will consider suspending dealings in, or delisting the stock of an issuer if the issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. Another instance where the Amex would consider suspension or delisting of a stock is if it has been selling for a substantial period of time at a low price per share and the issuer fails to effect a reverse split of such stock within a reasonable time after being notified that the Amex deems such action to be appropriate. The aggregate market value of our stock has been significantly higher than the Amex's delisting thresholds for market value. However, we have sustained net losses for our last five fiscal years and our stock has been trading at relatively low prices. Therefore our stock may be at risk of getting delisted by the Amex. Upon any such delisting, the stock would become subject to the penny stock rules of the Securities and Exchange Commission, which generally are applicable to equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system)). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock, not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If 'our common stock becomes subject to the penny stock rules, investors in this offering may find it more difficult to sell their shares.

     Our stock price could be volatile.

        Market prices for our common stock and the securities of other medical and high technology companies have been volatile. Factors such as announcements of technological innovations or new products by us or our competitors, government regulatory action, litigation, patent or proprietary rights developments, and market conditions for medical and high technology stocks in general can have a significant impact on the market for our common stock.

     Anti-takeover provisions in our charter documents and Delaware law could prevent or delay a change in control.

         Our Certificate of Incorporation and Bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable by authorizing the issuance of "blank check" preferred stock. Certain provisions of Delaware law may also discourage, delay or prevent a third party from acquiring or merging with us.

ITEM 7A.          Quantitative and Qualitative Disclosures About Market Risk

         We do not currently hold any derivative instruments and do not engage in hedging activities and currently do not enter into any transactions denominated in a foreign currency. Thus, our exposure to interest rate and foreign exchange fluctuations is minimal.

ITEM 8.           FINANCIAL STATEMENTS AND
                  SUPPLEMENTARY DATA AND FINANCIAL DISCLOSURE

         The financial statements, supplementary data and report of independent public accountants are filed as part of this report on pages F-1 through F-17.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS


     The  following  table  sets  forth,  as  of  November  30,  2000,   certain
information concerning our executive officers and directors:

-------------------------------- ------- ---------------------------------------------------------------------
             Name                 Age                                     Position
-------------------------------- ------- ---------------------------------------------------------------------
Spencer J. Volk                    66    President, Chief Executive Officer and Director
-------------------------------- ------- ---------------------------------------------------------------------
Augustine Y. Cheung                53    Chairman of the Board, Chief Scientific Officer and Director
-------------------------------- ------- ---------------------------------------------------------------------
Max E. Link                        60    Director
-------------------------------- ------- ---------------------------------------------------------------------
LaSalle D. Leffall, Jr.            70    Director
-------------------------------- ------- ---------------------------------------------------------------------
Claude Tihon                       55    Director
-------------------------------- ------- ---------------------------------------------------------------------
Anthony P. Deasey                  51    Senior Vice President-Finance and Chief Financial Officer
-------------------------------- ------- ---------------------------------------------------------------------
John Mon                           48    Vice President, Secretary, Treasurer, General Manager and Director
-------------------------------- ------- ---------------------------------------------------------------------
Dennis Smith                       47    Vice President, Engineering
-------------------------------- ------- ---------------------------------------------------------------------


         Spencer J. Volk. Mr. Volk has been a director, President, and Chief Executive Officer of Celsion since May 22, 1997. From 1994 to 1996 Mr. Volk was President and Chief Operating Officer of Sunbeam International. From 1991 to 1993, Mr. Volk was President and Chief Executive Officer of Liggett Group Inc. From 1989 to 1991 he was the President and Chief Operating Officer of Church & Dwight Co., Inc. (Arm and Hammer), and from 1984 to 1986 he was the President and Chief Executive Officer of Tropicana Products, Inc. Prior to that, he spent 13 years in various staff and management positions at PepsiCo., Inc., ultimately as Senior Vice President for the Western Hemisphere. Mr. Volk holds an Honors BA in Economics and Math from Queens University in Ontario, Canada and a BA in Economics from Royal Military College in Ontario, Canada.

         Augustine Y. Cheung. Dr. Cheung is Chairman of the Board of Directors and has served as a directorand Chief Scientific Officer of Celsion since 1982. Dr. Cheung was the founder of Celsion and served as President from 1982 to 1986 and Chief Executive Officer from 1982 to 1996. From 1982 to 1985 Dr. Cheung was a Research Associate Professor in the Department of Electrical Engineering and Computer Science at George Washington University and from 1975 to 1981 was a Research Associate Professor and Assistant Professor at the Institute for
Physical Science and Technology and the Department of Radiation Therapy at the University of Maryland. Dr. Cheung holds a Ph.D. and an MS degree from the University of Maryland. Dr. Cheung is the brother-in-law of John Mon, a director and executive officer of Celsion.

         Max E. Link. Dr. Link has been a director of Celsion since September 23, 1997. Dr. Link currently serves on the Board of Directors of several pharmaceutical and biotechnology companies. From 1993 to 1994 Dr. Link served as Chief Executive Officer of Corange, Ltd., a medical diagnostics and pharmaceuticals company acquired by Hoffman-LaRoche. From 1971 to 1993 Dr. Link served in numerous positions with Sandoz Pharma AG, culminating in his appointment as Chairman of the Board of Directors in 1992. Dr. Link serves on the Board of Directors of the following publicly held companies: Human Genome Sciences, Inc., Alexion Pharmaceuticals, Inc., Cell Therapeutics, Inc., Access Pharmaceuticals, Inc., Protein Design Labs., Inc., Osiris Therapeutics, Inc., Heavenly Door.com, Inc., Discovery Laboratories, Inc. and CytRx Corporation. Dr. Link holds a Ph.D. in Economics from the University of St. Galen (Switzerland).

         La Salle D. Leffall, Jr. Dr. Leffall has been a director of Celsion since May 27, 1999. Dr. Leffall has served as Professor of Surgery at Howard University College of Medicine since 1970 and in 1992 was named the Charles R. Drew Professor of Surgery. Dr. Leffall also served as Chairman of the College's Department of Surgery from 1970 to 1995. He is also a Professorial Lecturer in Surgery at Georgetown University. Dr. Leffall holds a BS from Florida A&M and a medical degree from Howard University. Dr. Leffall is a director of Mutual of America, Chevy Chase Bank, F.S.B. and the Charles A. Dana Foundation. He is a former President of the American College of Surgeons and the American Cancer Society. He is also a consultant for the National Cancer Institute, a diplomate of the American Board of Surgery and a fellow of the American College of Surgeons.

         Claude Tihon. Dr. Tihon has been a director of Celsion since May 27, 1999. Dr. Tihon is currently President and Chief Executive Officer of ContiMed, Inc., a medical device company engaged in developing urological products to manage women's stress incontinence and men's prostate obstruction. From 1987 to 1995 Dr. Tihon served in numerous positions with Pfizer, Inc., culminating in his appointment as Vice President of Research and Technology Assessment of American Medical Systems, Inc., a Pfizer subsidiary. From 1983 to 1987 Dr. Tihon served as Director of Cellular Diagnostics Development of Miles Scientific, a division of Miles Laboratories, Inc. From 1979 to 1983 Dr. Tihon served as Senior Research Scientist and Assistant Director of Clinical Cancer Research of Bristol Laboratories, Inc., a division of Bristol-Myers Squibb Company. Dr. Tihon holds a Ph.D. in Pathology from Columbia University.

         Anthony P. Deasey. Mr. Deasey joined the Company as Senior Vice President-Finance and Chief Financial Officer on November 27, 2000. Prior to joining Celsion he was Senior Vice President-Finance and Chief Financial Officer of World Kitchen, Inc. (formerly Corning Consumer Products Company) from June 1998 to October 2000. From March 1996 to March 1998 he was Senior Vice President-Chief Financial Officer of Rollerblade Inc. and from 1988 to October 1995 he was Senior Vice President, Chief Financial Officer of Church & Dwight Co. Inc.

         John Mon. Mr. Mon has been employed by Celsion since 1986 and has served as our Treasurer and General Manager since 1989, and as Secretary and a director since June 1997. During the first two years of his employment with Celsion, Mr. Mon was responsible for our FDA filings, which resulted in obtaining pre-marketing approval for the Microfocus 1000. From 1983 to 1986 he was an economist with the U.S. Department of Commerce in charge of forecasting business sales, inventory and prices for all business sectors in the estimation of Gross National Product. Mr. Mon holds a BS degree from the University of Maryland. Mr. Mon is the brother-in-law of Dr. Cheung.

         Dennis Smith. Mr. Smith has served as our Vice President of Engineering since June 2000. From 1985 to 1995 Mr. Smith was our Director of Engineering, and also served as a member of our Board of Directors. >From 1995 to 2000 Mr. Smith was Director of Engineering and a member of the executive staff of Talla-Com Industries Inc, a division of Tadiran Electronics Industries (Israel), manufacturing and designing high power RF amplifiers for the U.S. military communications marketplace. During his original service with Celsion, Mr. Smith was responsible for the development of electronic components and design elements for our original Microfocus and BPH products, portions of which are incorporated in our current products.

Committees of the Board of Directors

         The Board of Directors presently maintains an Audit Committee, a Compensation Committee and a Research and Development Oversight Committee. The Audit Committee's principal responsibilities are to recommend annually a firm of independent auditors to the Board of Directors, to review the annual audit of our financial statements and to meet with our independent auditors from time to time in order to review our general policies and procedures with respect to audits and accounting and financial controls and to perform the various acts required by the rules and regulations of the Securities and Exchange Commission. The principal responsibilities of the Compensation Committee are to establish compensation policies for our executive officers and the administration of our incentive plans. The Research and Development Oversight Committee is responsible for reviewing the performance, scheduling and cost-effectiveness of our research and development programs. Drs. Link, Leffall and Tihon serve on the Audit Committee, Mr. Volk and Drs. Tihon and Link comprise the Compensation Committee and Drs. Cheung and Leffall are the members of the Research and Development Oversight Committee.

Compensation Committee Interlocks and Insider Participation

         No interlocking relationship exists between the Compensation Committee or the Board of Directors and any other company's board of directors or compensation committee. Mr. Volk's 1997 employment agreement with Celsion was entered into prior to the formation of the Compensation Committee. New employment agreements with Mr. Volk and Dr. Cheung, entered into in January 2000, were reviewed by the Compensation Committee and approved by the full Board, and neither Mr. Volk nor Mr. Cheung participated in the deliberations concerning their respective agreements. The Compensation Committee believes that the compensation arrangements for Mr. Volk and Dr. Cheung align their respective interests with those of the stockholders. See "Item 11. Executive Compensation" and "Item 13. Certain Relationships and Related Transactions" for a more detailed discussion of our compensation arrangements with Mr. Volk and Dr. Cheung.

Directors' Compensation

         For the year ended September 30, 2000, each of the four members of the Board of Directors who is not an officer of Celsion was paid in shares of common stock equivalent to $20,000 for their service. The shares were valued at $2.44 per share.

         Officers who also act as directors previously received 2,000 shares each of common stock for a full year of service on the Board, but, beginning in the 2000 fiscal year, no separate compensation was paid to any of our officers for service on the Board or any Board committee.

Scientific Advisory Board

         We currently have a Scientific Advisory Board, or SAB, which is chaired by Dr. Cheung, our Chief Scientific Officer, and is comprised of the persons listed below. The main purpose of the SAB is to assist our management in identifying and developing technology trends and business opportunities within our industry. The SAB members, with the exception of Dr. Barnett, who is employed as Medical Director, operate as consultants of Celsion.

                  Robert Barnett. Dr. Barnett is currently employed at Celsion as our Medical Director. He holds an American Board of Surgery Diplomate, and is the former President of the Maryland Chapter of the American Cancer Society.

                  Donald Beard. Mr. Beard is a retired businessman and is the former senior program manager for the United States Department of Energy. Mr. Beard consults with us in connection with technology and business development matters.

                  Mark Dewhirst, Ph.D. Dr. Dewhirst currently serves as a Professor of Radiology and Oncology and the Director of the Tumor Microcirculation Laboratories in the Department of Radiation & Oncology at Duke University. Dr. Dewhirst consults with us in connection with research on temperature-sensitive liposomes.

                  Gloria Li, Ph.D. Dr. Li currently serves as the Director of the Radiation Biology Laboratory at Memorial Sloan-Kettering Hospital. Dr. Li consults with us on heat shock and gene therapy.

                  Arnold Melman, M.D. Dr. Melman currently serves as the Chairman of the Department of Urology at Albert Einstein College of Medicine. Dr. Melman consults with us on clinical studies in urology and is our primary investigator on BPH.

                  David Needham, Ph.D. Dr. Needham currently serves as the Director of Cell and Micro-carrier Research and as an Associate Professor in the Duke University Department of Mechanical Engineering and Materials Science. Dr. Needham consults with us in connection with research on temperature-sensitive liposomes.

                  Thomas Ripley, Ph.D. Dr. Ripley currently serves as Director of Operations for the Grace Biomedical Division at W.R. Grace & Co. Dr. Ripley consults with us on technology and business development.

                  Mays Swicord, Ph.D. Dr. Swicord currently serves as Director of Research at Motorola, Inc. Dr. Swicord consults with us on the biological effects of microwave technology.

         All members of the SAB serve at the discretion of the Board of Directors. Each member of the SAB, other than Dr. Cheung and Dr. Swicord, received an option to purchase 5,000 shares of our common stock at the time they were appointed. The options are exercisable for a five-year term at $0.50 per share. In addition, each member of the SAB will receive an option exercisable over a five-year term to purchase 3,000 shares of our common stock for each 12 months served by such member on the SAB, exercisable at the market price of the common stock on the date of grant. For fiscal year 2000, each member of the SAB, other than Drs. Cheung and Swicord, received an option to purchase 3,000 shares of our common stock at $2.44 per share. Beginning from fiscal year 2001, each member of the SAB, other than Drs. Cheung and Swicord, will receive an option to purchase 5,000 shares of our common stock for each full year service. The exercise price of the option will be equal to the market closing price of Celsion's common stock on September 30, the last day of the fiscal year. In addition, members of the SAB (except for Dr. Cheung) are compensated at the rate of $125 per hour or a maximum of $1,000 per day, together with expenses, on consulting matters undertaken by such member.

Business Advisory Board

Our Business Advisory Board presently consists of the following members

Anthony Buono                       Mr.  Buono  is the  General  Manager  of the
                                    Hartz  Group,  a  consumer   packaged  goods
                                    company,   who   advises  us  on  our  sales
                                    agreement and business strategy

Brian Cunningham                    Mr. Cunningham is the former  Chairman/Chief
                                    Executive  Officer,  Computer  Entry Systems
                                    Corp.   Mr.   Cunningham   is  a  successful
                                    entrepreneur   who  built  a  $180   million
                                    company   through   acquisitions.   He   has
                                    assisted  with our American  Stock  Exchange
                                    Listing and on strategy issues.

William Federman                    Mr.  Federman is a principal of the law firm
                                    of  Dreier,  Baritz  &  Federman,   LLP.  He
                                    advises on legal matters.

Margaret Grayson                    Ms.  Grayson  is the CEO of V1  Corporation.
                                    Ms.  Grayson   provides   start-up   company
                                    experience to Celsion.

William F. Leimkuhler               Mr.    Leimkuhler   is   the   former   Vice
                                    President/General  Counsel,  Allen & Company
                                    Incorporated,   Mr.   Leimkuhler   has  been
                                    available to provide legal advice.

Gordon S. Macklin                   Mr.  Macklin  was  first  President  of  the
                                    National  Association of Securities Dealers,
                                    Inc.  (NASD) and is a former Chief Executive
                                    Officer of Hambrecht & Quist. Mr. Macklin was instrumental in Celsion being listed on The American Stock Exchange.

Jonathan J. Prinz                   Mr.  Prinz  is  a   consultant   and  former
                                    President of The Schechter Group. Mr. Prinz created Celsion's name and logo and consults on matters relating to our business plan.

Alan Pottash                        Mr. Pottash was the senior creative head for
                                    PesiCo's brands. He consults on Celsion's planned BPH advertising to consumers and medical trade.

         Members of the Business Advisory Board serve at the discretion of the Board of Directors, provide consulting services as needed on specific projects from time to time, and are compensated through the issuance of shares or options. The compensation for each member of the Business Advisory Board for their first year service on the Business Advisory Board is 10,000 shares of common stock and an option to purchase 10,000 shares of common stock at $1.00 per share. Beginning from fiscal year 2001, each member of the Business Advisory Board will receive an option to purchase 5,000 shares of our common stock for a full year service. The exercise price of the option will be equal to the market closing price of Celsion's common stock on September 30, the last day of the fiscal year.

Company Performance and Chief Executive Officer Compensation

         The compensation of Spencer Volk was established prior to organization of the Compensation Committee. The Committee believes that Spencer Volk's compensation package aligns his interests with those of the stockholders.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers. Officers, directors and greater than ten-percent shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company between October 1, 1999 and September 30, 2000, and on discussions with directors and officers, the Company believes that during the last fiscal year all applicable 16(a) filing requirements were met.

ITEM 11.          EXECUTIVE COMPENSATION

         The following table sets forth the aggregate cash compensation paid during each year in the three-year periods ended September 30, 2000 to our Chief Executive Officer and to each of our other executive officers whose annual salary and bonus for the most recent fiscal year exceeded $100,000 (the "Named Executive Officers").

----------------------------------------------------------------------------------------------------------------------
                           Summary Compensation Table
---------------------------------------------------------------------------- -----------------------------------------
Annual Compensation                                                          Long-Term Compensation Awards
---------------------------------------------------------------------------- -----------------------------------------

Name  and  Principal  Fiscal                            Other Annual         Restricted Stock
Position              Year         Salary ($)           Compensation ($)     Awards ($)           Stock Options (#)
--------------------- ------------ -------------------- -------------------- -------------------- --------------------
Augustine Y.          2000              $220,000        $3,600                                    100,000
Cheung, Chairman of
the Board of
Directors
                      ------------ -------------------- -------------------- -------------------- --------------------
                      1999              $180,000                                 $1,760(1)
                      ------------ -------------------- -------------------- -------------------- --------------------
                      1998              $125,000(3)                             $   640(1)
--------------------- ------------ -------------------- -------------------- -------------------- --------------------
Spencer J. Volk,      2000              $240,000        $3,600                     $75,000        650,000
President and Chief
Executive Officer     1999              $240,000                                 $1,760(1)
                      ------------ -------------------- -------------------- -------------------- --------------------

                      1998              $240,000(3)                            $700,640 (1)(2)
--------------------- ------------ -------------------- -------------------- -------------------- --------------------

(1) In each of fiscal years 1998 and 1999, Dr. Cheung received 2,000 shares of our common stock for his services as a member of our Board of Directors. For his services on the Board, Mr. Volk received 2,000 shares of common stock for fiscal years 1998 and 1999.

(2)      See  "Item  11.  Executive   Compensation"   for  more  information  on
         compensation to Mr. Volk in the form of shares.

(3) A major portion of the salaries due Dr. Cheung, and Mr. Volk during the 1998 fiscal year was accrued and not paid, due to our limited working capital at the time. All accrued amounts were paid through the issuance of shares of common stock to Dr. Cheung and Mr. Volk . See "Item 13. Certain Relationships and Related Transactions."

Aggregate Option Exercises and Year-End Option Values in 2000

         The following table summarizes, for each of the Named Executive Officers, the number of stock options held at September 30, 2000 and the aggregate dollar value of in-the-money unexercised options. The value of unexercised, in-the-money options at September 30, 2000 is the difference between the exercise price and the fair market value of the underlying stock on September 30, 2000, which was $2.44 per share based on the closing price of our common stock on September 30, 2000. The options described have not been and may never be exercised, and actual gains, if any, on exercise will depend on the value of our common stock on the actual date of exercise.

Aggregate Option Exercises in Fiscal 2000 and Year-End Option Values

----------------------- ---------------- --------------- ----------------------------- ----------------------------
                                                         Number of Unexercised         Value of Unexercised
                                                         Options at                    In-the-Money Options at
                                                         9/30/00                       9/30/00
----------------------- ---------------- --------------- ------------- --------------- ------------ ---------------
                        Shares

Name                    Acquired   on    Value           Exercisable   Unexercisable   Exercisable  Unexercisable
----                    ---------------  --------------  -----------   -------------   -----------  -------------
                        Exercise         Realized ($)
                        --------         ------------
----------------------- ---------------- --------------- ------------- --------------- ------------ ---------------
Augustine Y.  Cheung                                     500,000                       $998,000
----------------------- ---------------- --------------- ------------- --------------- ------------ ---------------
Spencer J.  Volk                                         650,000                       $1,035,999
----------------------- ---------------- --------------- ------------- --------------- ------------ ---------------

Option Grants in Fiscal Year 2000

         The following table provides information concerning grants of options to purchase our common stock that we made to our chief executive officer Named Executive Officers during the fiscal year ended September 30, 2000.

Option Grants in Fiscal Year 2000 (1)

                            Individual Grants

                            ---------------------------------------------------------------
                                          Percentage of
                                          Total Options                                     ----------------------------
                            Number of     Granted to                                        Potential Realizable Value
                            SecuritiesUndeEmployeesiins                                     at Assumed Annual Rates of
                                                          Exercise Price                    Stock Price Appreciation
                                                          Per               Expiration      for Option Term(8)
Name                        Granted(2)    Fiscal 2000     Share             Date            5%             10%
----                        ----------    -----------     -----             ----            --             ---
Augustine Y. Cheung ....
                             100,000                      $1.22 (3)      Jan. 1, 2005    $253,000       $531,340


Spencer J. Volk.........    400,000                       $0.75 (4)       Jan. 6,2005    $1,474,242     $2,018,495
                            250,000                       $1.22 (5)      Jan. 14, 2005
-----------

(1) Since the end of fiscal year 2000, an exercisable option to purchase 167,000 shares of common stock at an exercise price of $1.4375 was issued to Anthony P. Deasey, the new Senior Vice President -- Finance and Chief Financial Officer pursuant to the employment agreement between the Company and Mr. Deasey.

(2)      All of the options listed in the table above are exercisable.

(3) Pursuant to Mr. Cheung's employment agreement, the exercise price is equal to the closing price of the common stock during the fiscal quarter ended December 31, 1999.

(4) Of the options to purchase the 650,000 shares owned by Mr. Volk, the option to purchase 250,000 shares was granted pursuant to the new employment contract between Celsion and Mr. Volk. The exercise price of the 250,000 is equal to the average closing price of the common stock during the fiscal quarter ended December 31, 1999.

(5) Separately, 100,000 shares of common stock and an option to purchase 400,000 shares were granted to Mr. Volk in exchange of the 400,000 shares of common stock due to Mr. Volk pursuant to the first employment contract between Celsion and Mr. Volk. The exercise price of the option to purchase 400,000 shares is equal to 66.67% of the average closing price of the common stock during the three trading days prior to November 11, 1999.

(6) Potential Realizable Value assumes that the common stock appreciates at the indicated annual rate (compounded annually) from the grant date until the expiration of the option term and is calculated based on the rules promulgated by the Securities and Exchange Commission. Potential Realizable Value does not represent our estimate of future stock price performance. The potential realizable value at 5% and 10% appreciation is calculated by assuming that the estimated fair market value on the date of grant appreciates at the indicated rate for the entire term of the option and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price. The public offering price is higher than the estimated fair market value on the date of grant, and the potential realizable value of the option grants would be significantly higher than the numbers shown in the table if future stock prices were projected to the end of the option term by applying the same annual rates of stock price appreciation to the public offering price.

Stock Option Plan

         At our annual meeting held on April 27, 1998, our stockholders approved a stock option plan. The plan reserved up to 2,000,000 shares for option grants to directors, employees and consultants, of which options for 1,635,000 shares were available for grant as of November 30, 2000. We have agreed to allow Spencer J. Volk, our President and Chief Executive Officer, to recommend the recipients of such options, subject to approval by the Board of Directors.

Executive Employment Agreements

         Pursuant to an agreement with the placement agent that conducted the private placement offering that we consummated on January 31, 2000, we entered into three-year employment agreements with Augustine Y. Cheung, our Chairman and Chief Scientific Officer, and Spencer J. Volk, our President and Chief Executive Officer. The new agreements are intended to encourage continuity of management and were effective as of January 1, 2000. The terms of our prior executive employment arrangements and a summary of the new agreements are described below.

         The new executive employment agreement with Dr. Cheung provides for an annual salary of $240,000 per year commencing as of January 1, 2000. As a form of bonus, the agreement grants Dr. Cheung an option to purchase up to 300,000 shares of common stock at intervals until October 1, 2002 at an exercise price of $1.22 per share, which is equal to the average closing price of our common stock during our fiscal quarter ended December 31, 1999. If Dr. Cheung continues to be employed by Celsion on each exercise date, he will be entitled to exercise the bonus option in three separate installments of 100,000 shares each. The first installment became exercisable on March 16, 2000, the next installment will become exercisable after October 1, 2001, with the final installment exercisable after October 1, 2002. Shares purchased under the bonus option will be subject to restrictions on transfer for a minimum period of two years after purchase. Dr. Cheung's employment agreement also grants to him performance-based options to purchase up to a maximum of 700,000 incentive shares of common stock, at exercise prices ranging from a low of $0.80 to a high of $1.60 per share, on achieving five significant corporate milestones. Those performance objectives include obtaining final FDA approval for our products, consummating alliances with strategic marketing and distribution partners and attaining annual pre-tax earnings of at least $1,000,000. A performance-based option may be exercised only after the milestone has been achieved and during the term of Dr. Cheung's employment. Shares issued on exercise of performance-based options will be subject to restrictions comparable to those imposed on the annual bonus option shares.
                                       34

         In May 1997 we entered into a one-year executive employment agreement with Spencer J. Volk to serve as our President and Chief Executive Officer, which agreement was automatically renewable annually for additional one-year periods unless terminated by either party at least 90 days prior to the end of the then-current one-year period. The agreement provided for an initial annual salary of $240,000, which was to be adjusted to at least $360,000 upon our successful raising of an aggregate of at least $5,000,000 in additional capital. In addition, Mr. Volk received 500,000 shares of our common stock at the commencement of his employment as incentive compensation. He also had the right to receive up to 1,400,000 additional shares subject both to an increase in our capital base and to Mr. Volk's continued employment. Under Mr. Volk's leadership, we achieved the specified capital goals, but as of September 30, 1999, Mr. Volk had received only 1,000,000 of the additional shares. At our request, he deferred receipt of the remaining 400,000 shares to a later date. Similarly, although the pre-condition for Mr. Volk's salary adjustment had been met, Mr. Volk agreed, at our request, to waive the salary increase due him for any period prior to September 30, 1999.

         With regard to the deferred 400,000 shares, on November 11, 1999, we requested Mr. Volk to waive his right under his existing employment agreement to receive these shares. Simultaneously, we granted him an option to purchase 400,000 shares of restricted common stock at a price equal to two-thirds of the average closing price of common stock during the prior three trading days (which closing price amounted to approximately $0.75 per share) and we agreed to issue 100,000 shares of common stock to him no later than February 15, 2000. Mr. Volk agreed to our proposal.

         At our request and the request of the placement agent, Mr. Volk agreed to terminate his prior employment agreement and to enter into a new three-year employment agreement, effective January 1, 2000. Mr. Volk's salary currently is $240,000. His compensation arrangements contain annual bonus and performance-based option provisions similar to those contained in Dr. Cheung's employment agreement, except that Mr. Volk was issued an initial annual bonus option for the purchase of 250,000 shares in fiscal year 2000 instead of the 100,000 share bonus option provided for that year in Dr. Cheung's agreement. Mr. Volk's annual bonus for each of fiscal 2001 and 2002 will be 100,000 shares, as in Dr. Cheung's agreement. For the 2001 fiscal year and the balance of the contract term, Mr. Volk's annual salary will be $360,000, of which, at Celsion's option, only $240,000 may be paid on a current basis. In the event that Celsion elects to defer the increase, the salary differential will accrue as an unpaid obligation to Mr. Volk at the rate of $10,000 per month, and will be represented by a junior convertible note of Celsion, carrying interest at an annual rate of 8.75%, payable interest only until September 30, 2001. After October 1, 2001, the outstanding principal amount of the note will be payable in four quarterly installments of principal and interest. However, the balance of the note will become payable in full, and regular salary payments will be made at the annual rate of $360,000 at such time, if any, as we achieve annual revenues of at least $2.5 million. At the option of Mr. Volk, the balance payable at any time under the note will be convertible into shares of our common stock at a price equal to 80% of the average closing price of such common stock during any ten consecutive trading days selected by Mr. Volk within the 40 trading days immediately prior to the date of any conversion of the note.

         The new agreements for each executive provide for continued payment of salary and benefits during the full terms of the agreements in the event of a change of control of Celsion. A change of control is defined as a merger, asset sale, tender offer or other substantial change in voting control, or the election of a new majority of the Board of Directors or of three or more directors whose election is opposed by a majority of the Board. In addition, the agreements provide for Consumer Price Index adjustments, restrictive covenants and confidentiality and other protections in the form generally included in employment agreements for senior management.

         In addition, in May of 2000, we entered into a three-year employment agreement with Dennis Smith, our Director of Engineering. Mr. Smith's agreement provides for an annual salary of $100,000. The agreement also provides for performance-based incentive options to purchase up to 150,000 shares of common stock, exercisable only if certain corporate milestones are reached during his employment, at exercise prices ranging from $2.80 to $3.20. In addition, the agreement grants Mr. Smith an option, not subject to performance conditions, for the purchase of 100,000 shares of common stock at a purchase price of $2.82 per share.

    Finally, in June 2000 we entered into a three-year employment agreement with John Mon, a director and our Treasurer, Secretary and General Manager. Mr. Mon's agreement provides for an annual salary of $100,000. Dr. Cheung's agreement also provides for performance-based incentive options to purchase up to 250,000 shares of common stock, exercisable only if certain corporate milestones are reached during his employment, on terms similar to those governing the incentive options provided for Mr. Volk and Dr. Cheung. In addition, the agreement grants Mr. Mon an option, not subject to performance conditions, for the purchase of 50,000 shares of common stock at a price of $2.75 per share.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding shares of voting securities of the Company beneficially owned as of September 30, 2000, determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, by: (i) each person known by the Company to beneficially own 5% or more of the outstanding voting securities; (ii) by each current director, (iii) by each current executive officer and (iv) by all current directors and executive officers of the Company as a group. Unless otherwise indicated, the persons included in the table have sole voting and investment power with respect to all shares beneficially owned. Shares of common stock subject to options that are currently exercisable or are exercisable within 60 days of November 30, 2000 are treated as outstanding and beneficially owned with respect to the person holding such options for the purpose of computing the percentage ownership of such person. However, these shares are not treated as outstanding for purposes of computing the percentage ownership of any other person.


                                                   Shares of Common Stock           Percentage of Common
Name of Beneficial Owner                           Beneficially Owned (1)           Stock Beneficially Owned
----------------------                             ----------------------           ------------------------

Directors, Named Executive Officers* and more than 5% Stockholders:

Augustine Y. Cheung (2)                              7,131,176                            10.95%
Spencer J. Volk (3)                                  3,439,485                             5.28%
John Mon (4)                                         1,058,288                             1.62%
Max E. Link (5)                                        242,970                               **
LaSalle D. Leffall, Jr. (6)                             65,781                               **
Claude Tihon (7)                                        81,781                               **
Anthony P. Deasey (8)                                  243,667                               **
Dennis Smith  (9)                                       34,000                               **
Executive  Officers  and  Directors as a group (8   12,251,148                           18.83%
individuals)

-------------------------------------------------------------------------------
* The address of each of the named principal stockholders is c/o Celsion Corporation, 10220-I Old Columbia Road, Columbia, MD 21046-1705.

**       Less than 1%.

(1) Except as noted, the percentages shown in the above table do not give effect to outstanding options and warrants, shares reserved for issuance under our stock option plan, or shares of preferred stock which are convertible into shares of common stock. Outstanding options, warrants and shares of preferred stock do not carry voting rights.

(2) Includes currently exercisable options to purchase 500,000 shares of common stock.

(3) Includes currently exercisable options to purchase 650,000 shares of common stock.

(4) Includes currently exercisable options to purchase 650,000 shares of common stock.

(5) Includes currently exercisable options to purchase 50,000 shares of common stock

(6) Includes currently exercisable options to purchase 50,000 shares of common stock.

(7) Includes currently exercisable options to purchase 61,000 shares of common stock.

(8) Includes currently exercisable options to purchase 167,000 shares of common stock.

(9) Includes options to purchase 34,000 shares of common stock, which will be exercisable within 60 days.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Compensation to Warren C. Stearns

         Warren C. Stearns, a former director and financial consultant to Celsion, was previously engaged to provide services to Celsion for a two-year period beginning May 1996 under a consulting agreement between Celsion and Mr. Stearns' company, SMC. Pursuant to the agreement, Mr. Stearns was to perform various services related to financing and investment banking for Celsion. In consideration for such services, the agreement provided for the issuance of, and we issued to designees of SMC and Mr. Stearns, five-year warrants to purchase shares of our common stock.

         We have reviewed with our attorneys the circumstances surrounding the issuance of the above warrants and the services that were performed or purported to be performed by Mr. Stearns and SMC. We believe that the issuance of such warrants constituted a voidable transaction under provisions of the Securities Exchange Act of 1934 and have commenced litigation against SMC, Mr. Stearns and the warrant holders to cancel the warrants.

See "Item 3.  Legal Proceedings."

George T. Horton Trust Loan

         We were obligated under a secured note to the George T. Horton Trust in the original principal amount of $220,000, which bore interest at 1% per month, was payable December 15, 1997, and was secured by certain equipment and software. The George T. Horton Trust is a part equity owner of SMC. In full satisfaction of such note, we paid $120,000 and issued 200,000 shares of our common stock.

HLB

         We previously used the services of HLB, an engineering firm, to assist in the development of commercial versions of our new breast cancer and BPH treatment systems. Walter B. Herbst, one of our directors until October 2000, was the founder and is a director of HLB. In the 1998 fiscal year, HLB billed Celsion $561,238 for extensive engineering and design work it performed, on terms which, in the judgment of the Board of Directors, were comparable to terms which would be available from a non-affiliated vendor. Of this amount, HLB was paid $106,500 in cash, and on September 23, 1998, HLB converted $250,000 of the amount owed into 833,334 shares of restricted common stock at the then-current market price of $0.30 per share. On June 16, 1999 HLB converted the remaining balance of $204,738 into 409,476 shares of restricted common stock at $0.50 per share.

Promissory Notes and Conversions into Common Stock; Purchase of Common Stock

         From 1987 through 1998 we borrowed sums needed for working capital at various times from related parties, and issued promissory notes as follows:

o A note dated January 26, 1987 payable to Dr. Augustine Cheung, accruing interest at the rate of 12% per annum, in the principal amount of $78,750 due December 31, 1998.

o A note dated June 30, 1994 payable to Dr. Augustine Cheung, accruing interest at the rate of 10% per annum, in the principal amount of $42,669 due December 31, 1998.

         All of such notes and accrued interest have been converted into common stock at prices equal to fair market value at the time of conversion. In addition to conversion of the foregoing notes, on September 23, 1998, Mr. Volk converted $50,134 of amounts we owed him for unpaid expense reimbursements into 167,114 shares of our common stock at $0.30 per share.

         On June 16, 1999, certain officers converted accrued salary payable to them into restricted common stock as follows: Spencer J. Volk converted $289,884 into 579,768 shares at $0.50 per share. Dr. Augustine Cheung converted $177,884 into 355,768 shares at $0.50 per share. John Mon converted $68,538 into 137,076 shares at $0.50 per share.

Rescission of Ardex Acquisition

         On or about March 31, 1995, we paid $400,000 to Ardex Equipment, LLC and $50,000 to Charles C. Shelton and Joseph Colino in exchange for an aggregate 19.25% interest in Ardex. At the time, Messrs. Shelton and Colino were directors of Celsion. In 1996, we received a $50,000 distribution from Ardex.

         On August 2, 1996, we entered into an agreement with Ardex rescinding our investment in Ardex. Pursuant to the Rescission Agreement, we were to receive a 5-year negotiable promissory note for $350,000 bearing interest at 8% per annum. Interest only was to be paid until the principal became due. Principal was due upon the first of the following events to occur: (i) completion of public or private offerings by Ardex in the aggregate of $1,500,000 or more; (ii) 90 days following the year end in which sales have been or exceed $3,000,000; or (iii) Ardex having a cash balance of $800,000 or more from operations; or (iv) five years from the date of the note. The note was to be secured by a limited guarantee of Charles C. Shelton, Joseph Colino and John Kohlman, but only to the extent of their interest in Ardex and their options in Celsion. In addition, Messrs. Shelton, Colino and Kohlman were to deliver their personal promissory notes for a total of $50,000.

         The terms of the Recission Agreement were not performed by Ardex and Messrs. Shelton, Colino and Kohlman, and we were advised by Ardex and these persons that they could not honor the terms of the Recission Agreement because Ardex had not been successful and the Ardex individuals were in financial difficulties. We are no longer continuing with our efforts to obtain the documents contemplated by the Rescission Agreement.

         On September 30, 1998, we entered into a settlement agreement with Charles Shelton pursuant to which we released any claims against Mr. Shelton and Mr. Shelton waived his right to an option to purchase 420,000 shares of our common stock at a price of $.35 per share and his claim for approximately $110,000 against us in exchange for 50,000 shares of our common stock. At the time of such settlement, our shares were trading at a price of approximately of $0.30 per share.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS,
                  SCHEDULES AND REPORTS ON FORM 8-K

(a)

1.       Financial Statements

         The following is a list of the financial statements of Celsion Corporation, together with the report of its independent public accountants.

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

         Independent Auditors' Report                              F-3

         Balance Sheet                                             F-4

         Statements of Operations                                  F-6

         Statements of Changes in Stockholders' Equity             F-7

         Statements of Cash Flows                                  F-9

         Notes to Financial Statements                             F-11

2.       Financial Statement Schedules.

         No schedules are provided because of the absence of conditions under which they are required.

         3.       Exhibits.

         The following documents are included as exhibits to this report:

        EXHIBIT NO.                                            DESCRIPTION
        -----------                                            -----------

          3.1.1+ Certificate of Incorporation of Celsion Corporation (the "Company") as filed with the Secretary of State of the State of Delaware on May 17, 2000.

          3.1.2+ Certificate of Designations regarding the Series A 10% Preferred Stock of the Company as filed with the Secretary of State of the State of Delaware on August 17, 2000.

          3.1.3+ Certificate of Ownership and Merger of Celsion Corporation (a Maryland Corporation) into Celsion
                             (Delaware) Corporation (inter alia, changing our name to "Celsion Corporation" from "Celsion (Delaware) Corporation) as filed with the Secretary of State of the State of Delaware on August 17, 2000.

           3.2+              By-laws of the Company adopted June 1, 2000.

           4.1+ Form of Common Stock Certificate, par value $0.01 per share.

           10.1 Patent License Agreement between the Company and Massachusetts Institute of technology dated June 1 1996, Incorporated herein by reference to Exhibit
                             10.1 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1996 (Confidential Treatment Requested).

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

           10.4 Patent License Agreement between the Company and Massachusetts Institute of Technology dated October 17, 1997, incorporated herein by reference to
                             Exhibit 10.7 to the Annual Report on Form 10-K (amended) of the Company for the year ended September 30, 1998. (Confidential Treatment Requested).

           10.5 Amendment dated November 25, 1997 to the License Agreement between the Company and MMTC, Inc. dated August 23, 1996, incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K (amended) of the Company for the year ended September 30, 1998. (Confidential Treatment Requested).

           10.6 Patent License Agreement between the Company and Duke University dated November 10, 1999, incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1999 (Confidential Treatment Requested).

           10.7 Amendment dated March 23, 1999 to the License Agreement between the Company and MMTC, Inc. dated August 23, 1996, incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1999. (Confidential Treatment Requested).

           10.8 Amendment dated August 31, 1999 to the Option Agreement between the Company and Sloan-Kettering Institute for Cancer Research dated February 26, 1999, incorporated herein by reference to Exhibit
                             10.11 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1999. (Confidential Treatment Requested).

           10.9 Amendment Letter dated August 31, 1999 to the Option Agreement between the Company and Sloan-Kettering Institute for Cancer Research dated February 26, 1999, incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1999.

           10.10 Omnibus Stock Option Plan, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 30, 1998.

           10.11 Form of Series 200 Warrant issued to certain employees, directors and consultants to Purchase Common Stock of the Company, incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1998.
                                       41

           10.12             Form of Series  250  Warrant  issued to  DunnHughes
                             Holding, Inc. to Purchase Common Stock of the Company, incorporated herein by reference to
                             Exhibit 10.12 to the Annual Report on Form 10-K of the Company for the year ended September 30,1998

           10.13 Form of Series 300 Warrant issued to Nace Resources, Inc. to purchase Common Stock of the Company, incorporated herein by reference to
                             Exhibit 10.13 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1998.

           10.14 Form of Series 400 Warrant issued to Stearns Management Company Assignees to Purchase Common Stock of the Company, incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1998.

           10.15 Form of Series 500 Warrant to Purchase Common Stock of the Company pursuant to the Private Placement Memorandum of the Company dated January 6, 1997, as amended, incorporated herein by reference to
                             Exhibit 10.15 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1998.

           10.16 Form of Series 600 Warrant issued to Certain Employees and Directors on May 16, 1996 to Purchase Common Stock of the Company, incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1998.

           10.17 Form of Registration Rights Agreement pursuant to the Private Placement Memorandum of the Company dated September 10, 1998, as amended, incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1998.

          10.18+             License   Agreement   between   the   Company   and
                             Sloan-Kettering Institute for Cancer Research dated May 19, 2000.

           10.19 Employment Agreement between the Company and Spencer J. Volk dated January 14, 2000, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (amended) of the Company for the quarter ended December 31, 1999.

           10.10 Employment Agreement between the Company and Augustine Y. Cheung dated January 1, 2000, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (amended) of the Company for the quarter ended December 31, 1999.

          10.21+ Employment Agreement between the Company and John Mon dated June 8, 2000.

          10.22+ Employment Agreement between the Company and Dennis Smith dated May 19, 2000.

          10.23+ Option Agreement between the Company and Duke University dated August 8, 2000.

          10.24+ Service Agreement between the British Columbia Cancer Agency, Division of Medical Oncology, Investigational Drug Section, Propharma Pharmaceutical Clean Room and the Company dated September 20, 2000. (Confidential Treatment Requested).

           21.1 Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21.1 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1996.

           23.1+ Consent of Stegman & Company, independent public accountants of the Company.

          27.1 +             Financial Data Schedule.

+ Filed herewith.

(b)      Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the fourth quarter of its fiscal year ended September 30, 2000.

                                   SIGNATURES
                                   ----------

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


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                          Title                               Date
---------                                          -----                               ----

/s/ Spencer J. Volk                                Director, President and Chief       December 20, 2000
  -----------------                                Executive Officer
    Spencer J. Volk                                (Principal Executive Officer)

/s/ Anthony P. Deasey                              Senior Vice President and Chief     December 20, 2000
---------------------                              Financial Officer
    Anthony P. Deasey                              (Principal Financial and
                                                   Accounting Officer)

/s/ John Mon                                       Vice President, Secretary,          December 20, 2000
------------                                       Treasurer and Director
    John Mon

/s/ Augustine Y. Cheung                            Chairman of the Board               December 20, 2000
-----------------------
    Augustine Y. Cheung

/s/ Max E. Link                                    Director                            December 20, 2000
---------------
    Max E. Link

/s/ LaSalle D. Leffall, Jr.                        Director                            December 20, 2000
---------------------------
    LaSalle D. Leffall, Jr.

/s/ Claude Tihon                                   Director                            December 20, 2000
----------------
    Claude Tihon

                               CELSION CORPORATION
                    REPORT ON AUDITS OF FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                        SEPTEMBER 30, 2000, 1999 AND 1997

                                TABLE OF CONTENTS

                                                                        Page
                                                                        ----

  INDEPENDENT AUDITORS' REPORT                                          F-3
  FINANCIAL STATEMENTS
      Balance Sheets                                                 F-4 - F-5
      Statements of Operations                                          F-6
      Statements of Changes in Stockholders' Equity (Deficit)        F-7 - F-8
      Statements of Cash Flows                                       F-9 - F-10
  NOTES TO FINANCIAL STATEMENTS                                      F-10- F-17
  Finacial Statement Schedule                                            75
                                      F-2

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors and Stockholders
Celsion Corporation
Columbia, Maryland

                We have audited the accompanying balance sheets of Celsion Corporation as of September 30, 2000 and 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celsion Corporation as of September 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2000 in conformity with generally accepted accounting principles.

/s/ Stegman & Co.
-----------------
    Stegman & Co.
Baltimore, Maryland
October 20, 2000


                               CELSION CORPORATION
                                 BALANCE SHEETS
                           SEPTEMBER 30, 2000 AND 1999

                                     ASSETS
                                     ------

                                                            2000                 1999
                                                         ------------         ------------
CURRENT ASSETS:
  Cash and cash equivalents                                $8,820,196           $1,357,464
  Accounts receivable - trade                                   2,307                1,812
  Accrued interest receivable                                   7,751                 --
  Inventories                                                  13,538               22,059
  Prepaid expenses                                             22,417                3,520
  Other current assets                                         34,356               39,203
                                                         ------------         ------------


         Total current assets                               8,900,565            1,424,058
                                                           ----------           ----------



PROPERTY AND EQUIPMENT - at cost:

  Furniture and office equipment                              146,287              203,156
  Laboratory and shop equipment                                52,978               47,983
                                                         ------------          -----------
                                                              199,265              251,139
      Less accumulated depreciation                            74,540              224,874
                                                         ------------           ----------


         Net value of property and equipment                  124,725               26,265
                                                          -----------          -----------



OTHER ASSETS:
Patent licenses (net of accumulated amortization
    of $97,419 and $81,589 in 2000 and 1999,
    respectively)                                              92,531              108,361
                                                          -----------          -----------



         TOTAL ASSETS                                      $9,117,821           $1,558,684
                                                           ==========           ==========


                            See accompanying notes.


                               CELSION CORPORATION
                                 BALANCE SHEETS
                           SEPTEMBER 30, 2000 AND 1999


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                      2000                     1999
                                                                  ------------             ------------

CURRENT LIABILITIES:
  Accounts payable - trade                                        $     60,472             $    130,792
  Notes payable - other                                                114,778                  114,778
  Notes payable - related parties                                         --                     10,000
  Accrued interest payable - related parties                              --                     13,800
  Accrued interest payable - other                                     155,373                  155,373
  Accrued compensation                                                    --                     91,009
  Other accrued liabilities                                             60,769                       88
  Capital lease - current                                                 --                      1,292
                                                                  ------------             ------------

         Total current liabilities                                     391,392                  517,132

LONG-TERM LIABILITIES:
  Capital lease - long-term                                               --                      4,427
                                                                  ------------             ------------

         Total liabilities                                             391,392                  521,559
                                                                  ------------             ------------

STOCKHOLDERS' EQUITY:
  Common stock - $.01 par value; 150,000,000 shares
      authorized, 64,372,067 and 53,370,498 issued
      and outstanding for 2000 and 1999, respectively                  643,721                  533,705
  Series A 10% Convertible Preferred Stock, $1,000
      par value, 7,000 shares authorized, 5,176 shares
      issued and outstanding                                         5,176,000                     --
  Additional paid-in capital                                        29,354,125               22,403,622
  Accumulated deficit                                              (26,447,417)             (21,900,202)
                                                                  ------------             ------------

     Total stockholders' equity                                      8,726,429                1,037,125
                                                                  ------------             ------------


     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  9,117,821             $  1,558,684
                                                                  ============             ============

                            See accompanying notes.



                               CELSION CORPORATION
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998




                                                       2000                     1999                    1998
                                                   ------------             ------------             ------------

REVENUES:

   Equipment sales and parts                      $      3,420             $       --               $    174,182
   Returns and allowances                                 --                       --                       --
                                                                                                    ------------

        Total revenues                                   3,420                     --                    174,182

COST OF SALES                                              246                     --                    136,500
                                                  ------------             ------------             ------------

GROSS PROFIT                                             3,174                     --                     37,682
                                                  ------------             ------------             ------------

OPERATING EXPENSES:
   Selling, general and administrative               2,661,333                1,371,161                2,515,822
   Research and development                          2,238,292                1,019,941                1,534,872
                                                  ------------             ------------             ------------

        Total operating expenses                     4,899,625                2,391,102                4,050,694
                                                  ------------             ------------             ------------

LOSS FROM OPERATIONS                                (4,896,451)              (2,391,102)              (4,013,012)

INTEREST INCOME                                        350,526                   15,744                   11,870

INTEREST EXPENSE                                        (1,290)                 (60,834)                (199,346)
                                                  ------------             ------------             ------------


LOSS BEFORE INCOME TAXES                            (4,547,215)              (2,436,192)              (4,200,488)

INCOME TAXES                                              --                       --                       --
                                                  ------------             ------------             ------------

NET LOSS                                          $ (4,547,215)            $ (2,436,192)            $ (4,200,488)
                                                  ============             ============             ============

BASIC AND DILUTED NET LOSS PER
COMMON SHARE                                      $       (.08)            $       (.05)            $       (.12)
                                                  ============             ============             ============

BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                  59,406,921               45,900,424               34,867,001
                                                  ============             ============            ============

                                      F-6

                             See accompanying notes.


                               CELSION CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                                                                          Series A
                                                                                                        10% Convertible
                                                           Common Stock                                Preferred Stock
                                                --------------------------------            --------------------------------
                                                    Shares               Amount                Shares                Amount
                                                ----------            ----------            ----------            ----------

Balances at October 1, 1997                     29,095,333            $  290,953                  --              $     --

Sale of common stock                             4,315,000                43,150                  --                    --

Issuance of 6,535,493 shares
of common stock as payment
     of indebtedness and expenses                6,535,493                65,355                  --                    --

Net loss                                              --                    --                    --                    --

                                                ----------            ----------            ----------            ----------
Balances at September 30, 1998                  39,945,826               399,458                  --                    --

Sale of common stock                             9,545,500                95,455                  --                    --

Issuance of 3,879,172 shares of
   common stock as payment
   of indebtedness and expenses                  3,879,172                38,792                  --                    --

Net loss                                              --                    --                    --                    --
                                                ----------            ----------            ----------            ----------

Balances at September 30, 1999                  53,370,498               533,705                  --                    --

Sale of common stock                            10,248,544               102,485                  --                    --

Issuance of  753,025 shares of
   common stock as payment
   of indebtedness and expenses                    753,025                 7,531                  --                    --

Issuance of 4,853 shares of Series A
   10% convertible preferred
   stock (net of issuance costs)                      --                    --                   4,853             4,852,500

Preferred stock dividend                               323               323,500

Net loss                                              --                    --                    --                    --
                                                ----------            ----------            ----------            ----------

Balances at September 30, 2000                  64,372,067            $  643,721                 5,176            $5,176,000
                                                ==========            ==========            ==========            ==========

                            See accompanying notes.



                               CELSION CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


                                                Additional
                                                 Paid-In
                                                 Capital                  Deficit                   Total
                                              ------------             ------------             ------------
Balances at October 1, 1997                   $ 12,511,923             $(15,263,522)            $ (2,460,646)

Sale of common stock                             1,981,850                     --                  2,025,000

Issuance of 6,535,493 shares
of common stock as payment
     of indebtedness and expenses                2,719,712                     --                  2,785,067

Net loss                                              --                 (4,200,488)              (4,200,488)
                                              ------------             ------------             ------------

Balances at September 30, 1998                  17,213,485              (19,464,010)              (1,851,067)

Sale of common stock                             3,517,420                     --                  3,612,875

Issuance of 3,879,172 shares of
   common stock as payment
   of indebtedness and expenses                  1,672,717                     --                  1,711,509

Net loss                                              --                 (2,436,192)              (2,436,192)
                                              ------------             ------------             ------------

Balances at September 30, 1999                  22,403,622              (21,900,202)               1,037,125

Sale of common stock                             7,122,893                     --                  7,225,378

Issuance of  753,025 shares of
   common stock as payment
   of indebtedness and expenses                    771,965                     --                    779,496

Issuance of 4,853 shares of Series
   10% convertible preferred
   stock (net of issuance costs)                  (620,855)                    --                  4,231,645

Preferred stock dividend                          (323,500)                    --                       --

Net loss                                              --                 (4,547,215)              (4,547,215)
                                              ------------             ------------             ------------

Balances at September 30, 2000                $ 29,354,125             $(26,447,417)            $  8,726,429
                                              ============             ============             ============

                            See accompanying notes.


                               CELSION CORPORATION
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998



                                                                 2000                1999                  1998
                                                           ------------          ------------          ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $ (4,547,215)         $ (2,436,192)         $ (4,200,488)

Noncash items included in net loss:

    Depreciation and amortization                                39,478                28,674                24,291
    Loss on disposal of property and equipment                     --                    --                  45,180
    Inventory valuation                                          17,000                20,000               287,682
    Common stock issued for operating expenses                  542,745               200,304               796,745
Net changes in:
    Accounts receivable                                            (495)                 --                   4,079
    Inventories                                                  (8,479)                 --                    --
    Accrued interest receivable - related parties                (7,751)                 --                    --
    Prepaid expenses                                            197,103                73,424                 5,430
    Other current assets                                          4,847               (21,594)               10,085
    Accounts payable and accrued interest payable               (73,370)             (223,255)              903,900
    Accrued compensation                                        (91,009)              189,239               168,732
    Accrued professional fees                                      --                (100,000)             (156,300)
    Other accrued liabilities                                    60,681               (13,551)               (1,865)
                                                           ------------          ------------          ------------


         Net cash used in operating activities               (3,866,465)           (2,282,951)           (2,112,529)
                                                           ------------          ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of patent licenses                                     --                    --                 (10,000)
  Purchase of property and equipment                           (122,108)               (8,297)              (21,935)
                                                           ------------          ------------          ------------

         Net cash used in investing activities                 (122,108)               (8,297)              (31,935)
                                                           ------------          ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                      --                    --                  50,000
  Payment on notes payable - related parties                       --                    --                 (63,240)
  Payment on notes payable - other                                 --                 (18,000)              (79,254)
  Payment on capital lease obligation                            (5,719)               (1,083)                 (475)
  Proceeds of stock issuances                                11,457,024             3,612,875             2,025,000
                                                           ------------          ------------          ------------


         Net cash provided by financing activities           11,451,305             3,593,792             1,932,031
                                                           ------------          ------------          ------------


NET INCREASE (DECREASE) IN CASH                               7,462,732             1,302,544              (212,433)

CASH AT BEGINNING OF YEAR                                     1,357,464                54,920               267,353
                                                           ------------          ------------          ------------


CASH AT END OF YEAR                                        $  8,820,196          $  1,357,464          $     54,920
                                                           ============          ============          ============

                            See accompanying notes.



                              Celsion Corporation
                      Statements of Cash Flows (Continued)
             For the Years Ended September 30, 2000, 1999 and 1998




                                                                       2000                  1999                  1998
                                                                   ----------            ------------            -----------
Conversion of accounts payable, debt and accrued
      interest payable through issuance of common stock            $   20,750            $  1,511,205            $ 1,988,322
                                                                   ==========            ============            ===========

Prepaid expenses funded through issuance of
      common stock                                                 $  216,000            $       --              $      --
                                                                   ==========            ============            ===========

Acquisition of equipment:
   Cost of equipment                                               $     --              $       --              $     7,277
   Capital lease payable                                                 --                      --                   (7,277)
                                                                   ----------            ------------            -----------


   Cash down payment for equipment                                 $     --              $       --              $      --
                                                                   ==========            ============            ===========

Payment on notes payable:
      Decrease in notes payable                                    $     --              $       --                   16,670
      Offset of accounts receivable                                      --                      --                  (16,670)
                                                                   ----------            ------------            -----------


        Net cash paid                                              $     --              $       --              $      --
                                                                   ==========            ============            ===========

Cash paid during the year for interest                             $    1,290            $     21,356            $   103,470
                                                                   ==========            ============            ===========


                            See accompanying notes.

                               CELSION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

   1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Description of Business
              -----------------------

                  Celsion Corporation ("Celsion" or the "Company") develops medical treatment systems primarily to treat breast cancer and a chronic prostate enlargement condition, common in older males, known as benign prostatic hyperplasia ("BPH"), using minimally invasive focused heat technology. The Company has also been working with Duke University on the development of heat-sensitive liposome compounds for use in the delivery of chemotherapy drugs to tumor sites, and with Memorial Sloan-Kettering Cancer Center on the development of heat-activated gene therapy compounds.

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

              Property and Equipment
              ----------------------

                  Property and equipment is stated at cost. Depreciation is provided over the estimated useful lives of the related assets of three to seven years using the straight-line method. Major renewals and betterments are capitalized at cost and ordinary repairs and maintenance are charged against operations as incurred. Depreciation expense was $23,648, $12,845 and $11,910 for the years ended September 30, 2000, 1999 and 1998, respectively.

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

                               CELSION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

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

              Nonmonetary Transactions
              ------------------------

                  Nonmonetary transactions are accounted for in accordance with Accounting Principles Board Opinion No. 29 "Accounting for Nonmonetary Transactions" which requires that the transfer or distribution of a nonmonetary asset or liability generally is based on the fair value of the asset or liability that is received or surrendered whichever is more clearly evident.

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

2.    FINANCIAL CONDITION

                  Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company's research and development programs, the clinical trials conducted in connection with the Company's thermotherapy systems and applications for submission to the Food and Drug Administration. The Company believes these expenditures are essential for the commercialization of its technologies. The Company has experienced significant operating losses and as of September 30, 2000 had an accumulated deficit of approximately $26 million. The Company expects such operating losses to continue and possibly increase in the near term and for the foreseeable future as it continues its product development efforts, and undertakes marketing and sales activities. The Company's ability to achieve profitability is dependent upon its ability to successfully obtain governmental approvals, produce, market and sell its new technology and integrate such technology into its thermotherapy systems. The Company has not been able to successfully market its older thermotherapy cancer treatment system because of its inability to provide heat treatment for other than surface and sub-surface tumors. There can be no assurance that the Company will be able to successfully commercialize its newer technology or that profitability will ever be achieved. The operating results of the Company have fluctuated significantly in the past. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, many of which are outside the Company's control.

                  The Company will need substantial additional funding in order to complete the development, testing and commercialization of its cancer treatment and BPH products and of potential new products. It is the Company's current intention both to increase the pace of development work on its present products and to make a significant commitment to thermosensitive liposome and gene therapy research and development projects. The increase in the scope of present development work and such new projects will require additional funding, at least until the Company is able to begin marketing its products. The Company does not have any committed sources of financing, and cannot guarantee that such additional funding will be available on acceptable terms, if at all.

                  If adequate funding is not available in the future, the Company may be required to delay, scale-back or eliminate certain aspects of its operations or to attempt to obtain funds through onerous arrangements with partners or others that may force the Company to relinquish rights to certain of

                               CELSION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

its technologies, products or potential markers. Furthermore, if the Company cannot fund its ongoing development and other operating requirements, and particularly those associated with its obligation to conduct clinical trials under its licensing agreements, it will be in breach of its commitments under such licensing agreements and could therefore lose its license rights, with material adverse effects on the Company.

3.    INVENTORIES

              Inventories are comprised of the following:


                                                         2000              1999
                                                      -------            -------

Materials                                             $13,538            $ 5,059
Finished products                                        --               17,000
                                                      -------            -------

                                                      $13,538            $22,059
                                                      =======            =======

                  During the year ended September 30, 1998, management completed a thorough review of all its components inventory. As a result of this review the Company identified and wrote off approximately $287,000 of parts and components inventory acquired in the course of developing older equipment now considered to be obsolete. This includes approximately $175,000 of components and parts acquired in the course of developing the Company's older equipment, which was deemed unusable in the Company's newer models that incorporate advanced microwave technology, and $112,000 of replacement parts inventory for older equipment sold in prior years by the Company which was determined to have no appreciable market value because of absence of demand. The write off of $175,000 is included in research and development expenses and the write off of $112,000 is included in operating expenses. During the years ended September 30, 2000 and 1999 additional write-offs of $17,000 and $20,000, respectively, were recognized through a charge to operating expenses.

4.     NOTES PAYABLE - OTHER

                  Notes payable - other consists of a term note without interest and payable on demand.

5.     INCOME TAXES

                  A reconciliation of the Company's statutory tax rate to the effective rate for the years ended September 30 is as follows:

                                                  2000       1999      1998
                                                -------    -------   -------
Federal statutory rate                            34.0%      34.0%      34.0%
State taxes, net of federal tax benefit            4.6        4.6        4.6
Valuation allowance                              (38.6)     (38.6)     (38.6)
                                                -------    -------   -------

                                                    .0%        .0%        .0%
                                                =======    =======   =======

                  As of September 30, 2000, the Company had net operating loss carryforwards of approximately $24 million for federal income tax purposes that are available to offset future taxable income through the year 2020.

                               CELSION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

         The components of the Company's deferred tax asset for the years ended September 30 is as follows:

                                                    2000                1999
                                                 -----------        -----------
Net operating loss carryforwards                 $ 9,215,000        $ 7,893,000
Valuation allowance                               (9,215,000)        (7,893,000)
                                                 -----------        -----------

                                                 $  --              $  --
                                                 ===========        ===========

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

6.     RETIREMENT PLAN

              The Company provides a SAR-SEP savings plan to which eligible employees may make pretax payroll contributions up to 15% of compensation. The Company does not make contributions to the plan.

7.     PREFERRED STOCK

              During the year ended September 30, 2000 the Company issued 4,852.5 shares of Series A 10% convertible preferred stock. Holders of shares of preferred stock are entitled to receive when, as and if declared by the Company's Board of Directors, dividends at the annual rate of 10% per share payable semi-annually on March 31 and September 30. Such dividends are payable in shares and fractional shares of preferred stock, valued for this purpose at the rate of $1,000 per share.

              The shares of preferred stock are subject to exchange and conversion provisions based on certain capital raising initiatives of the Company whereby holders may exchange preferred shares for common shares at various conversion rates. If the holder does not exercise these exchange on conversion provisions, the Company will redeem the shares at a redemption price of 105% of par value of the shares. If certain capital raising initiatives of the Company do not occur within 12 months of the close of the preferred stock offering, the shares may be converted into shares of the Company's common stock at a conversion price of $0.41 per share of common stock. The Company may call all or any portion of the outstanding shares of preferred stock as a redemption price equal to 105% of the par value of such share plus all accrued and unpaid dividends.

8.     STOCK OPTIONS AND WARRANTS

              The Company has issued stock options to employees, directors, vendors and debt holders. Options are granted at market value at the date of the grant and are generally exercisable immediately.

              A summary of the Company's stock option activity and related information for the years ended September 30, 2000, 1999 and 1998 is as follows:



                                            2000                           1999                            1998
                                    ---------------------        -----------------------        -------------------------
                                                 Weighted                       Weighted                        Weighted
                                     Common       Average          Common        Average          Common         Average
                                     Stock       Exercise          Stock         Exercise          Stock         Exercise
                                    Options        Price          Options          Price          Options          Price
                                   ----------   ----------       ---------       ----------      ---------      ---------
Price

Outstanding at beginning of year     2,147,500      $ .31         2,745,000         $ .30        3,565,000         $ .29
 Granted                                  --          --              --              --              --             --
 Exercised                            (705,030)       .35          (587,500)          .25         (125,000)          .45
 Expired/cancelled                        --          --            (10,000)          .69         (695,000)          .25
                                   ----------   ----------       ----------      ----------     -----------      ---------

Outstanding at end of year           1,442,470      $ .29         2,147,500         $ .31        2,745,000         $ .30
                                   ===========  ==========       ==========      ==========     ===========      ==========

                               CELSION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

              Additionally, the Company has issued warrants to purchase the Company's stock as follows:

                                            2000                        1999                              1998
                                    ---------------------        -----------------------        -------------------------
                                                 Weighted                       Weighted                        Weighted
                                     Common       Average          Common        Average          Common         Average
                                     Stock       Exercise          Stock         Exercise          Stock         Exercise
                                    Options        Price          Options          Price          Options          Price
                                   ----------   ----------       ---------       ----------      ---------      ---------
Outstanding at beginning
  of year                          14,506,270    $   .60         7,858,983       $   .42          3,276,818      $   .28
 Issued                             1,125,214        .94         6,749,627           .81          4,582,165          .52
 Expired/cancelled                 (9,542,044)       .73          (102,340)          .50            --               .00
                                   ----------   ----------       ---------       ----------      ---------      ---------

Outstanding at end of year          6,089,440    $   .47        14,506,270       $   .60          7,858,983      $   .42
                                  ===========  ===========      ===========    ===========        =========     =========

                The following summarizes information about options and warrants at September 30, 2000:

                  Options/Warrants Outstanding and Exercisable
    --------------------------------------------------------------------------
                                       Weighted Average          Weighted
        Range of                          Remaining               Average
    Exercise Prices     Number         Contractual Life        Exercise Price
    ---------------    ------         ----------------        --------------

    $.16 - $3.00      7,531,910           4.83 years             $.43

                  In   connection   with  the  issuance  of  the  Series  A  10%
convertible preferred stock, the Company issued 728 warrants to purchase preferred stock at $1,100 per share. These warrants expire January 31, 2005.

                  Additionally,   certain   agreements  with  stockholders  have
antidilutive provisions which require that additional shares and options be issued under certain circumstances.

                  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), but applies Accounting Principles Board Opinion No. 25 and related interpretations. No compensation expense related to the granting of stock options was recorded during the three years ended September 30, 1999. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997: risk-free interest rate of 6.54%, 5.16% and 5.75% for 2000, 1999 and 1998, respectively; expected volatility of 50%; expected option life of 3 to 5 years from vesting and an expected dividend yield of 0.0%. If the Company had elected to recognize cost based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, net loss and loss per share would have been changed to the pro forma amounts as follows:

                                                   Year Ended September 30,
                                       ----------------------------------------
                                              2000          1999        1998
                                       ------------   ------------  ------------
  Net loss                             $(5,032,715)   $(2,448,402)  $(5,272,699)
  Net loss per common share - basic           (.07)          (.05)         (.12)


9.     LICENSE AGREEMENTS AND PROPRIETARY RISKS

                  The Company owns no patents. Through the Company's license agreements with Massachusetts Institute of Technology ("MIT") and MMTC, Inc., the Company has exclusive rights within defined fields of use to seven U.S. patents. Four of the patents relate to thermotherapy for cancer, including adaptive phased array ("APA") technology and three relate to the treatment of BPH.

                               CELSION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                  The term of the Company's exclusive rights under the MIT license agreements expires ten years after the first commercial sale of a product using the licensed technology or October 24, 2009, whichever occurs first, but the Company's rights continue on a non-exclusive basis for the life of the MIT patents. The Company's exclusive rights under the MIT license agreement relate to use of the technology in conjunction with (i) application of heat to breast tumor conditions, (ii) the application of heat to prostate conditions, and (iii) all other medical uses. MIT has retained certain rights in the licensed technology for non-commercial research purposes.

                  The  Company's   exclusive   rights  under  the  MMTC  license
agreements extend for the life of MMTC's patents. The patent terms expire at various times from May 2011 to November 2014.

                  The Company's rights under the license agreement with Duke University extend for the longer of 20 years or the end of any term for which any relevant patents are issued by the U.S. Patent and Trademark Office. For portions of the technology, the Company's rights are world wide, and the various patent rights, the license covers the United States, Canada, the United Kingdom, France, Germany and Japan and other countries in which Celsion desires to seek patent protection.

                  The Company's rights under its license agreement with Sloan-Kettering will terminate at the later of 20 years after the date of the license agreement or the last expiration date of any patent rights covered by the agreement.

              The MIT, MMTC, Duke University and Sloan-Kettering license agreements each contain license fee, royalty and/or research support provisions, testing and regulatory milestones, and other performance requirements which the company must meet by certain deadlines with respect to the use of the licensed technologies. In conjunction with the patent holders, the Company intends to file international applications for certain of the U.S. patents.

10.    RELATED PARTY TRANSACTIONS

              Note Payable - Related Parties
              ------------------------------

                  Note payable to related parties as of September 30 are comprised of the following:

                                                        1999              2000
                                                     ---------         -------
 Term notes payable to interested parties of the
 Company accruing interest at 12% per annum.          $   -              10,000

      Less current portion                                -              10,000
                                                      ---------         -------

      Long-term portion - due in 1998                 $   -             $   -
                                                      ==========        =======

                  Accrued interest payable on these notes amounted to $0 and $13,800 at September 30, 2000 and 1999, respectively.

              Stock Based Compensation Plan
              -----------------------------

                  As part of the Company's employment agreement with the current chief executive officer (CEO), the Company has granted to the CEO 1,900,000 shares of the Company's capital stock which vests in certain milestones throughout the term of employment. The shares become fully vested provided that the CEO remains with the Company through the term of the contract. Under the Plan the amount of compensation expense recognized in the years ended September 30, 2000, 1999 and 1998 were $75,000, $0 and $699,375, respectively.

                               CELSION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

11.    COMMITMENTS AND CONTINGENCIES

              Lease Commitments
              -----------------

                  The Company has entered into a lease for their facilities located in Columbia, Maryland. Future lease obligations are as follows:

                                2001   $  93,704
                                2002   $  96,385
                                2003   $  99,207
                                2004   $ 102,100
                                2005   $  76,205 (through June 30, 2005)

                  Rent expense for the years ended September 30, 2000, 1999 and 1998 was $70,848, $67,796 and $75,018, respectively.

              Product Liability Insurance
              ---------------------------

                  The Company's business exposes it to potential product liability risks which are inherent in the testing, manufacturing, and marketing of human therapeutic products. The Company presently has product liability insurance limited to $5,000,000 per incident, and, if the Company were to be subject to a claim in excess of such coverage and such claim succeeded, the Company would be required to pay such claim out of its own limited resources.

12.    CONCENTRATIONS OF CREDIT RISK

                  As of September 30, 2000, the Company has a concentration of credit represented by cash balances in one large commercial bank in amounts which exceed current federal deposit insurance limits. The financial stability of this institution is continually reviewed by senior management.

13.    SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                        First              Second                Third              Fourth
                                                       Quarter             Quarter              Quarter             Quarter
                                                   --------------     --------------         -------------     --------------
Gross profit on sales                              $       -          $        3,174         $       -         $          -
General and administrative expenses                   (486,465)             (746,081)           (460,233)          (968,554)
Research and development expenses                     (355,578)             (400,196)           (644,106)          (838,412)
Other income/expense                                     7,380                60,562             142,040            139,254
                                                   --------------     --------------         -------------     --------------
Net loss                                           $  (834,663)       $   (1,082,541)        $  (962,299)      $ (1,667,712)
                                                   ==============     ==============         ==============    ==============

Net loss per share - basic and diluted                  $(0.016)             $(0.014)               $(0.02)          $(0.03)
                                                   ==============     ==============         ==============    ==============