Form 10-Q
period 2000-12-31
CELSION CORP
filed 2001-02-07
CIK 749647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended December 31, 2000

         or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________to _________


                        Commission file number 000-14242


                               CELSION CORPORATION
                               -------------------
             (Exact Name of Registrant as Specified in Its Charter)


                      Delaware                       52-1256615
                      --------                       ----------
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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 7, 2001, the Registrant had outstanding 72,953,597 shares of Common Stock, $.01 par value.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                          Index to Financial Statements
                          -----------------------------

----------------------------------------------- -------------------------------
                                                              Page
                                                              ----
----------------------------------------------- -------------------------------

Balance Sheets                                                  3
December 31, 2000 and September 30, 2000

----------------------------------------------- -------------------------------

Statements of Operations                                        5
Three months ended
December 31, 2000 and 1999

----------------------------------------------- -------------------------------

Statements of Cash Flows                                        6
Three months ended December 31, 2000 and 1999

----------------------------------------------- -------------------------------

Notes to Financial Statements                                   7

----------------------------------------------- -------------------------------

                               CELSION CORPORATION

                                 BALANCE SHEETS
                    December 31, 2000 and September 30, 2000

                                     ASSETS

                                               12/31/2000    9/30/2000
                                               ----------   ----------
                                              (Unaudited)

Current assets:

   Cash and cash equivalents                   $7,480,990   $8,820,196

   Accounts receivable - trade                      2,307        2,307

   Accrued interest receivable                       --          7,751

   Inventories                                     13,548       13,538

   Prepaid expenses                               157,766       22,417

   Other current assets

                                                  134,356       34,356
                                               ----------   ----------

         Total current assets                   7,788,967    8,900,565
                                               ----------   ----------

Property and equipment - at cost:

   Furniture and office equipment                 171,944      146,287

   Laboratory and shop equipment                   86,969       52,978



      Less accumulated depreciation                85,852       74,540
                                               ----------   ----------

         Net value of property and equipment      173,061      124,725
                                               ----------   ----------

  Other assets:

  Patent licenses (net of amortization )           88,574       92,531
                                               ----------   ----------



            Total assets                       $8,050,602   $9,117,821
                                               ==========   ==========


                             See accompanying notes

                               CELSION CORPORATION

                    December 31, 2000 and September 30, 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              12/31/2000       9/30/2000
                                                            -------------    -------------
Current liabilities:

   Accounts payable - trade                                 $     153,771    $      60,472

   Notes payable                                                  114,778          114,778

   Accrued interest payable                                       155,373          155,373

   Other accrued liabilities                                       58,286           60,769
                                                            -------------    -------------

         Total current liabilities                                482,208          391,392
                                                            -------------    -------------


Stockholders' equity:

Capital stock $.01 par value;                                 150,000,000           shares
  authorized, 64,487,634    and 64,372,067 shares
  issued and outstanding for 12/31/2000 and 9/30/2000,

respectively                                                      644,876          643,721
Series A 10% Convertible Preferred Stock--
  $1,000 par value, 7,000 shares authorized, 5,176 shares
  issued and outstanding                                        5,176,000        5,176,000

   Additional paid-in capital                                  29,569,387       29,354,125

    Accumulated deficit                                       (27,821,869)     (26,447,417)
                                                            -------------    -------------

          Total stockholders' equity                            7,568,394        8,726,429
                                                            -------------    -------------

          Total liabilities and shareholders' equity        $   8,050,602    $   9,117,821
                                                            =============    =============

                            See accompanying notes.

                               CELSION CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Months Ended December 31,
                                                ----------------------------

                                                    2000              1999
                                                ------------    ------------
Operating expenses:

Selling, general and administrative             $    930,600    $    486,465

Research and development                             556,375         355,578
                                                ------------    ------------
Total operating expenses                           1,486,975         842,043
                                                ------------    ------------
Loss from operations                              (1,486,975)       (842,043)

Interest income                                      112,576           7,691

Interest expense                                         (53)           (311)
                                                ------------    ------------
Loss before income taxes                          (1,374,452)       (834,663)

Income taxes                                            --              --

Net loss                                          (1,374,452)       (834,663)
                                                ============    ============
Net loss per common share (basic)               ($     0.021)   ($     0.016)
                                                ============    ============
Weighted average shares outstanding               64,441,029      53,833,784


                            See accompanying notes.

                               CELSION CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Three Months Ended December 31,
                                                   --------------------------
                                                       2000           1999
                                                   -----------    -----------
Cash flows from operating activities:

  Net loss                                         $(1,374,452)   $  (834,663)
  Non-cash items included in net loss:
  Depreciation and amortization                         15,270          7,723
  Net changes in:
  Accounts receivable                                    7,751         (4,268)
  Inventories                                              (10)          --
  Prepaid expenses                                    (135,349)      (192,286)
  Other current assets                                (100,000)       (53,807)
  Accounts payable-trade                               309,716        (82,336)
  Accrued interest payable - other                        --          (13,800)
  Accrued compensation                                    --          (35,893)
  Other accrued liabilities and deferred revenue        (2,483)        26,033
                                                   -----------    -----------
      Net cash used by operating activities         (1,279,557)    (1,183,297)
                                                   -----------    -----------
Cash flows from investing activities:

  Purchase of property and equipment                   (59,649)        (5,369)
                                                   -----------    -----------
       Net cash used by investing activities           (59,649)        (5,369)
                                                   -----------    -----------
Cash flows from financing activities:

  Payment on notes payable (net)                          --          (10,000)
  Payment on capital leases (net)                         --             (273)
  Proceeds of stock issuances                             --          608,466
                                                   -----------    -----------
       Net cash provided by financing activities          --          598,191
                                                   -----------    -----------
Net decrease in cash                                (1,339,206)      (590,475)

Cash at beginning of period                          8,820,196      1,357,464
                                                   -----------    -----------
Cash at end of the period                          $ 7,480,990    $   766,989
                                                   ===========    ===========
Conversion of Accounts Payable through
  issuance of common stock                             216,417           --
                                                   ===========    ===========


                            See accompanying notes.

                               CELSION CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements, which include the accounts of Celsion Corporation (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2001. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

Note 2.  Common Stock Outstanding and Per Share Information

         For the quarters ended December 31, 2000 and 1999, per share data is based on the weighted average number of shares of Common Stock outstanding. Outstanding warrants and options which can be converted into Common Stock are not included as their effect is anti-dilutive.

Note 3.  Inventories

         Inventories are carried at the lower of actual cost or market, and cost is determined using the average cost method. The components of inventories on 12/31/2000 and 9/30/2000 are as follows:

         Parts  held  in   inventory  as  of  December  31,  2000  are  held  as
replacements and spares for occasional repair of older systems sold in previous years

                                                   12/31/2000     9/30/2000
                                                     ------         ------
                                  Materials           5,059          5,059

                        Work - in - process           8,489          8,479
                                                     ------         ------

                          Finished products          13,548         13,538
                                                     ======         ======



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Forward-Looking Statements

         Statements  and  terms  such  as  "expect",  "anticipate",  "estimate",
"plan", "believe" and words of similar import, regarding the Company's expectations as to the development and effectiveness of its technology, the potential demand for its products, and other aspects of its present and future business operations, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, the Company cannot guarantee that actual results will not differ materially from its expectations. In evaluating such statements, readers should specifically consider the various factors contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, which could cause actual results to differ materially from those indicated by such forward-looking statements, including those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors", as well as those set forth below and elsewhere in this Report.

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

Results of Operations

Comparison of Three Months Ended December 31, 2000
and Three Months Ended December 31, 1999

         There were no product sales for the three months ended December 31, 2000 and 1999. No product revenues are expected until the Company's equipment incorporating new technologies receives the necessary approvals from governmental regulatory agencies. The new equipment is currently in Phase II clinical testing.

         Selling, general and administrative expense increased by 191% to $930,600 for the three months ended December 31, 2000, from $486,465 for the comparable period in 1999. The increase of $444,135 was due primarily to increased consulting, marketing and promotion, travel, and legal expenses, associated with a registration statement filed by the Company and subsequently withdrawn in December 2000. The Company also expanded and upgraded its office space, to accommodate increased staffing, resulting in an increase in rent.

         Research and development expense increased by 156% to $556,375 for the current period from $355,578 for the three months ended December 31, 1999. The increase in 2000 expenditure levels was mainly due to the cost of engineering of the Company's BPH and breast cancer treatment equipment. The Company expects expenditures on research and development to increase for the remainder of the current fiscal year as it begins Phase II clinical trials for its breast cancer and BPH treatment systems.

         The increased expenditures discussed above resulted in an increase in the loss from operations for the three month period ended December 31, 2000, of $644,932, to ($1,486,975) from $(842,043) in the comparable period during the prior year.

Liquidity and Capital Resources

         Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of ($27,821,869) at December 31, 2000. The Company has incurred negative cash flows from operations since its inception, and has funded its operations primarily through the sale of equity securities. As of December 31, 2000, the Company had total current assets of $7,788,967, including cash and cash equivalents of $7,480,990, current liabilities of $482,208 and a working capital surplus of $7,306,759. As of September 30, 2000, the Company had total current assets of $8,900,565, including cash and cash equivalents of $8,820,196, current liabilities of $391,392, and a working capital surplus of $8,509,173. Net cash used in the Company's operating activities was $1,279,557 for the three months ending December 31, 2000.

         The Company does not have any bank financing arrangements and has funded its operations in recent years primarily through private placement offerings. For all of fiscal year 2001, the Company expects to expend a total of about $8 million for research, development and administration. This aggregate expenditure amount is an estimate based upon assumptions such as, the scheduling and cost of institutional clinical research and testing personnel, the timing of clinical trials and other factors, not all of which are fully predictable or within the control of the Company. Accordingly, estimates and timing concerning projected expenditures and programs are subject to change.

         The Company expects to meet its funding needs for fiscal year 2001 from its current resources.

         The Company's dependence on raising additional capital will continue at least until such time as the Company is able to begin marketing its new technologies. The Company's future capital requirements and the adequacy of its financing depend upon numerous factors, including the successful commercialization of its thermotherapy systems, progress in its product development efforts, progress with pre-clinical studies and clinical trials, the cost and timing of production arrangements, the development of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of its products. The Company will be required to obtain such funding through equity or debt financing, strategic alliances with corporate partners and others, or through other sources not yet identified. The Company does not have any committed sources of additional financing and cannot guarantee that additional funding will be available in a timely manner, on acceptable terms, if at all. If adequate funds are not available in a timely manner and on acceptable terms, the Company may be required to delay, scale back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Not applicable.


                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         On April 27, 2000, we commenced an action in the United States District Court for the District of Maryland against Warren C. Stearns, a former director, Mr. Stearn's management company, SMC, and a number of Mr. Stearns' family members and colleagues who hold certain warrants for the purchase of approximately 3.4 million shares of our common stock. These warrants were intended as compensation for certain investment banking, brokerage and financing services rendered and to be rendered by Mr. Stearns and SMC. . We have reviewed with our attorneys the circumstances surrounding the issuance of these warrants and the services that were performed or purported to be performed by Mr. Stearns and SMC, and have concluded that these warrants should be rescinded. We believe that the issuance of these warrants was in violation of Section 15 of the Securities and Exchange Act of 1934 and constitutes a voidable transaction under the provisions of Section 29 of that Act.

         The defendants in the litigation have moved to dismiss the complaint on various technical grounds, including statute of limitations. On January 18, 2001, the Maryland District Court denied the defendants' motion to dismiss for lack of personal jurisdiction but granted the defendants' motion that venue was improper. The Maryland District Court transferred the matter to the United States District Court for the Northern District of Illinois, in Chicago, and referred the remaining grounds for dismissal raised in the defendants' motion to dismiss to the Illinois District Court.

ITEM 2.  CHANGE IN SECURITIES.

         During the fiscal quarter ended December 31, 2000, the Company issued the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act"):

                  The Company issued a total of 115,567 shares of its Common Stock to eight consultants for services in connection with public relations and financial and strategic planning. These services were valued at $216,417. These shares are restricted stock, endorsed with the Company's standard restricted stock legend, with a stop transfer instruction recorded by the transfer agent. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         Not applicable
 .

ITEM 5   OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits.

                 11.     Computation of per share earnings.

         (b)     Reports on Form 8-K.

         On December 29, 2000, the Company filed with the Securities and Exchange Commission (the "SEC") a Current Report on Form 8-K reporting, under
Item 5, that on that date it withdrew from the SEC its Registration Statement on Form S-1 (File No. 333-51814) originally filed with the SEC on December 14, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:    February 7, 2001

                                   CELSION CORPORATION
                                   -------------------
                                       (Registrant)


                                   By: /s/ Spencer J. Volk
                                   -----------------------
                                           Spencer J. Volk
                                           President and Chief Executive Officer

                                   By: /s/ Anthony P. Deasey
                                   -------------------------
                                           Anthony P. Deasey
                                           Chief Financial Officer