Form 10-Q
period 2001-03-31
CELSION CORP
filed 2001-05-14
CIK 749647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2001 or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ___________to _________

                        Commission file number 000-14242

                               CELSION CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                           52-1256615
                  --------                  ------------------------
          State or Other Jurisdiction of          (I.R.S. Employer
           Incorporation or Organization         Identification No.)

            10220-I Old Columbia Road, Columbia, Maryland 21046-1705
            ---------------------------------------------------------
            (Address of Principal Executive Offices)       (Zip Code)

Registrant's Telephone Number, Including Area Code (410) 290-5390
                                                   --------------


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


As of May 14, 2001, the Registrant had outstanding 76,356,043 shares of Common Stock, $.01 par value.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.     Financial Statements.


                          Index to Financial Statements
                                                                            Page
           Balance Sheets as of March 31, 2001 and September 30, 2000          3


           Statements of Operations for the Three and Six Month Periods        5
           Ended March 31, 2001 and March 31, 2000

           Statements of Cash Flows for the Six Month Periods Ended March      6
           31, 2001 and 2000

           Notes to Financial Statements                                       7

                               CELSION CORPORATION

                                 BALANCE SHEETS


                   as of March 31, 2001 and September 30, 2000

                                     ASSETS

                                                                          March 31, 2001
                                                                            (Unaudited)   September 30, 2000
Current assets:
   Cash and cash equivalents                                                $ 6,132,250       $ 8,820,196

   Accounts receivable - trade                                                    2,922             2,307
   Accrued interest receivable                                                     --               7,751

   Inventories                                                                   17,993            13,538

   Prepaid expenses                                                             105,528            22,417

   Other current assets
                                                                                134,356            34,356
                                                                            -----------       -----------
         Total current assets                                                 6,393,049         8,900,565
                                                                            -----------       -----------
Property and equipment - at cost:

   Furniture and office equipment                                               186,948           146,287

   Laboratory and shop equipment                                                 86,969            52,978

      Less accumulated depreciation                                              97,123            74,540
                                                                            -----------       -----------
         Net value of property and equipment                                    176,794           124,725
                                                                            -----------       -----------
  Other assets:

  Patent licenses (net of amortization )                                         84,617            92,531
                                                                            -----------       -----------
            Total assets                                                    $ 6,654,460       $ 9,117,821
                                                                            ===========       ===========


                            See accompanying notes.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          March 31, 2001   September 30, 2000
Current liabilities:

   Accounts payable - trade                                                 $    55,190       $    60,472

   Notes payable                                                                111,591           114,778

   Accrued interest payable                                                        --             155,373

   Other accrued liabilities                                                     69,250            60,769
                                                                            -----------       -----------
         Total current liabilities                                              236,031           391,392
                                                                            -----------       -----------
Stockholders' equity:

Common   stock $.01 par value - 150,000,000  shares
         authorized,  76,287,567 and 64,372,067 shares
         issued and outstanding for March 31,2001 and
         September 30,2000 respectively;                                        762,876           643,721
Series A 10% Convertible Preferred Stock - $1,000
         par value, 7,000 shares authorized, 1,147 and 5,176
         shares issued and outstanding for March 31,2001
         and September 30,2000, respectively;                                 1,147,380         5,176,000

   Additional paid-in capital                                                34,094,977        29,354,125

    Accumulated deficit                                                     (29,586,804)      (26,447,417)
                                                                            -----------       -----------
          Total stockholders' equity                                          6,418,429         8,726,429
                                                                            -----------       -----------
          Total liabilities and stockholders' equity                        $ 6,654,460       $ 9,117,821
                                                                            ===========       ===========



                            See accompanying notes.

                               CELSION CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                    Three Months                     Six Months
                                                                   Ended March 31,                 Ended March 31,
                                                              -------------------------       -------------------------
                                                                 2001          2000              2001          2000
                                                              -----------   -----------       -----------   -----------
Revenue:
   Hyperthermia sales
     and parts                                                $     1,858   $     3,465       $     1,858   $     3,465
                                                              -----------   -----------       -----------   -----------
       Total revenue                                                1,858         3,465             1,858         3,465
                                                              -----------   -----------       -----------   -----------
   Cost of sales                                                     --            --                --            --

      Gross profit                                                  1,858         3,465             1,858         3,465
                                                              -----------   -----------       -----------   -----------
Operating expenses:
   General and
     administrative                                               982,792       746,368         1,913,951     1,232,832
   Research and
     development                                                  669,820       400,195         1,248,321       755,774
                                                              -----------   -----------       -----------   -----------
       Total operating
           expenses                                             1,652,612     1,146,563         3,162,272     1,988,606
                                                              -----------   -----------       -----------   -----------
Loss from operations                                           (1,650,754)   (1,143,098)       (3,160,414)   (1,985,141)
Other income                                                       94,883        60,750           207,459        68,441
Interest expense                                                     --            (188)              (53)        (499)
                                                              -----------   -----------       -----------   -----------
Loss before income                                             (1,555,871)   (1,082,536)       (2,953,008)   (1,917,199)
   taxes
Income taxes                                                         --            --                --            --
                                                              -----------   -----------       -----------   -----------
Net loss                                                       (1,555,871)  (1,082,536)        (2,953,008)   (1,917,199)
                                                              ===========   ===========       ===========   ===========
Net loss per common
   share (basic)                                                   ($0.02)       ($0.02)           ($0.04)       ($0.03)
                                                              ===========   ===========       ===========   ===========
Weighted average
   shares outstanding                                          71,109,723    56,424,722        67,775,376    55,120,781
                                                              ===========   ===========       ===========   ===========



                            See accompanying notes.

                               CELSION CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Six Months Ended March 31,
                                                                                2001             2000
                                                                            -----------       -----------
                                                                            (Unaudited)       (Unaudited)
Cash flows from operating activities:

  Net loss                                                                  $(2,953,008)      $(1,917,199)

  Noncash items included in net (loss) income:

     Depreciation and amortization                                               30,498            17,082

     Stock based compensation                                                   313,591              --

     Preferred shares converted into common stock                               216,416              --

  Net changes in:

     Accounts receivable                                                          7,136           (10,012)

     Inventories                                                                 (4,455)             --

     Prepaid expenses                                                           (83,111)         (189,619)

     Other  current assets                                                     (100,000)          (36,197)

     Accounts payable-trade                                                      (5,282)          102,298

     Accrued interest payable                                                  (155,373)          (13,800)

     Accrued compensation                                                          --             (91,009)

  Other accrued liabilities and deferred revenue                                  5,294            93,852
                                                                            -----------       -----------
         Net cash used by operating activities                               (2,728,294)       (2,044,604)
                                                                            -----------       -----------
Cash flows from investing activities:

     Purchase of property and equipment                                         (74,652)          (53,525)
                                                                            -----------       -----------
      Net cash used by investing activities                                     (74,652)          (53,525)
                                                                            -----------       -----------
Cash flows from financing activities:

     Payment on notes payable (net)                                                --             (10,000)

     Payment on capital leases (net)                                               --                (638)

     Proceeds of stock issuances                                                115,000        10,370,579
                                                                            -----------       -----------
         Net cash provided by financing activities                              115,000        10,359,941
                                                                            -----------       -----------

      Net (decrease) increase in cash                                        (2,687,946)        8,261,812

      Cash at beginning of period                                             8,820,196         1,357,464
                                                                            -----------       -----------
     Cash at end of the period                                              $ 6,132,250       $ 9,619,276
                                                                            ===========       ===========



                            See accompanying notes.

                               CELSION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

         The accompanying unaudited condensed financial statements, which include the accounts of Celsion Corporation (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2001. For further information, refer to the financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

Note 2.  Common Stock Outstanding and Per Share Information

         For the quarters and six-month periods ended March 31, 2001 and 2000, per share data is based on the weighted average number of shares of Common Stock outstanding. Outstanding warrants and options which can be converted into Common Stock are not included as their effect is anti-dilutive.

Note 3.  Inventories

         Inventories are carried at the lower of actual cost or market, and cost is determined using the average cost method. Parts held in inventory as of March 31, 2001 are held as replacements and spares for occasional repair of older systems sold in previous years.

         The components of inventories as of March 31, 2001 and September 30, 2000 are as follows:



                                  March 31, 2001     September 30, 2000
                                  --------------     ------------------
                 Materials          $  6,985           $    5,059
         Work - in - process          11,008                8,479
                                    --------           ----------

         Finished products          $ 17,993           $  13,538
                                    ========           =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

         Statements  and  terms  such  as  "expect",  "anticipate",  "estimate",
"plan", "believe" and words of similar import, regarding the Company's expectations as to the development and effectiveness of its technology, the potential demand for its products, and other aspects of its present and future business operations, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, the Company cannot guarantee that actual results will not differ materially from its expectations. In evaluating such statements, readers should specifically consider the various factors contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, which could cause actual results to differ materially from those indicated by such forward-looking statements, including those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors", as well as those set forth below and elsewhere in this Report. These factors included, but are not limited to unforeseen changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing, capital structure, and other financial items; changes in approaches to medical treatment; introduction of new products by others; possible acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, competitors, regulatory authorities.


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

Results of Operations

Comparison of Three Months Ended March 31, 2001
and Three Months Ended March 31, 2000

         Revenue decreased to $1,858 for the three months ended March 31, 2001 compared to $3,465 for the three months ended March 31, 2000. No significant new product revenues are expected until such time, if any, as the Company's equipment incorporating new technologies receives the necessary approvals from governmental regulatory agencies. The new equipment is currently in pivotal Phase II clinical testing.

         General and administrative expense increased by 32% to $982,792 for the three months ended March 31, 2001, from $746,368 for the comparable period in 2000. The increase of $236,424 was due primarily to increased staff, consulting, travel, and legal expenses. The Company also expanded and upgraded its office space, to accommodate increased staff, resulting in an increase in rent.

         Research and development expense increased by 67% to $669,820 for the current period from $400,195 for the three months ended March 31, 2000. The increase in 2001 expenditure was mainly due to the cost of engineering of the Company's BPH and breast cancer treatment equipment. The Company expects expenditures on research and development to increase for the remainder of the current fiscal year as it continues pivotal Phase II clinical trials for its breast cancer and BPH treatment systems.

         The increased expenditures, discussed above, resulted in an increase in the loss from operations for the three month period ended March 31, 2001 of $507,656, to ($1,650,754) from $(1,143,098) in the comparable period during the prior year.

Comparison of Six Months Ended March 31, 2001
and Six Months Ended March 31, 2000

         Revenue decreased to $1,858 for the six months ended March 31, 2001 compared to $3,465 for the six months ended March 31,2000. No significant new product revenues are expected until such time, if any, as the Company's equipment incorporating new technologies receives the necessary approvals from governmental regulatory agencies. The new equipment is currently in pivotal Phase II clinical testing.

         General and administrative expense increased by 55% to $1,913,951 for the six months ended March 31, 2001, from $1,232,832 for the comparable period in 2000. The increase of $681,119 was due primarily to increased staff, consulting, travel, legal expenses and costs associated with a registration statement filed by the Company and subsequently withdrawn in December 2000. The Company also expanded and upgraded its office space, to accommodate increased staff, resulting in an increase in rent.

         Research and development expense increased by 65% to $1,248,321 for the current period from $755,774 for the six months ended March 31, 2000. The increase in 2001 expenditure was mainly due to the cost of engineering of the Company's BPH and breast cancer treatment equipment. The Company expects expenditures on research and development to increase for the remainder of the current fiscal year as it continues pivotal Phase II clinical trials for its breast cancer and BPH treatment systems.

         The increased expenditures discussed above resulted in an increase in the loss from operations for the six month period ended March 31, 2001 of $1,175,273, to ($3,160,414) from $(1,985,141) in the comparable period during the prior year.

Liquidity and Capital Resources

         Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of ($29,586,804) at March 31, 2001. The Company has incurred negative cash flows from operations since its inception, and has funded its operations primarily through the sale of equity securities. As of March 31, 2001, the Company had total current assets of $6,393,049, including cash and cash equivalents of $6,132,250, current liabilities of $236,031 and a working capital surplus of $6,157,018. As of September 30, 2000, the Company had total current assets of $8,900,565, including cash and cash equivalents of $8,820,196, current liabilities of $391,392, and a working capital surplus of $8,509,173. Net cash used in the Company's operating activities was $2,728,294 for the six months ending March 31, 2001.

         The Company does not have any bank financing arrangements and has funded its operations in recent years primarily through private placement offerings. For all of fiscal year 2001, the Company expects to expend a total of about $7 million for research, development and administration, of which approximately $2,728,294 had been expended during the six months ended March 31, 2001. This aggregate expenditure amount is an estimate based upon assumptions such as, the scheduling and cost of institutional clinical research and testing personnel, the timing of clinical trials and other factors, not all of which are fully predictable or within the control of the Company. Accordingly, estimates and timing concerning projected expenditures and programs are subject to change.

         The Company expects to meet its funding needs for fiscal year 2001 from its current resources.

         The Company's dependence on raising additional capital will continue at least until such time, if any, as the Company is able to begin marketing its new technologies. The Company's future capital requirements and the adequacy of its financing depend upon numerous factors, including the successful commercialization of its thermotherapy systems, progress in its product development efforts, progress with pre-clinical studies and clinical trials, the cost and timing of production arrangements, the development of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of its products. The Company will be required to obtain such funding through equity or debt financing, strategic alliances with corporate partners and others, or through other sources not yet identified. The Company does not have any committed sources of additional financing and cannot guarantee that additional funding will be available in a timely manner, or on acceptable terms, if at all. If adequate funds are not available in a timely manner and on acceptable terms, the Company may be required to delay, scale back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets.

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



Item 2.  Change in Securities.

         During the fiscal quarter ended March 31, 2001, the Company issued the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act"):

1. At various times during the quarter, the Company issued a total of 360,000 shares of its Common Stock for a cash consideration of $115,000 upon exercise of stock options and warrants. These shares are restricted stock, endorsed with the Company's standard restricted stock legend, with a stop transfer instruction recorded by the transfer agent. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act. The cash consideration received by the Company was added to working capital to be used for general corporate purposes.

2. At various times during the quarter, the Company issued a total of 11,439,933 shares of its Common Stock upon conversion of 4,690 shares of its Series A 10% Convertible Preferred Stock. These shares are restricted stock, endorsed with the Company's standard restricted stock legend, with a stop transfer instruction recorded by the transfer agent. Accordingly, the Company views the shares issued as exempt from registration under Sections 3(a)(9), 4(2) and/or 4(6) of the Securities Act.

Item 3.  Defaults upon Senior Securities.

         Not applicable.

Item 4.           Submission of Matters to a Vote of Securities Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K   .

         (b)      Exhibits.

         (b)      Computation of per share earnings.

         (b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:     May 14, 2001

                                   CELSION CORPORATION
                                   -------------------
                                       (Registrant)





                                   By: /s/ Spencer J. Volk
                                   -----------------------
                                           Spencer J. Volk
                                           President and Chief Executive Officer


                                   By: /s/ Anthony P. Deasey
                                   --------------------------
                                           Anthony P. Deasey
                                           Chief Financial Officer