Form 10-Q
period 2001-06-30
CELSION CORP
filed 2001-08-14
CIK 749647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2001 or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
     ACT OF 1934

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


As of August 14, 2001, the Registrant had outstanding 76,746,609 shares of Common Stock, $.01 par value.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.     Financial Statements.




--------------------------------------------------------------------------------

                          Index to Financial Statemen
--------------------------------------------------------------------------------

                                                                        Page

Balance Sheets as of June 30, 2001 and September 30, 2000                 3



Statements of Operations for the Three and Nine Month Periods             5
Ended June 30, 2001 and June 30, 2000



Statements of Cash Flows for the Nine Month Periods Ended June            6
30, 2001 and 2000



Notes to Financial Statements                                             7

                               CELSION CORPORATION
                                 BALANCE SHEETS
                   as of June 30, 2001 and September 30, 2000

                                     ASSETS


                                              June 30, 2001  September 30, 2000
                                              -------------  ------------------
                                               (Unaudited)

Current assets:

   Cash and cash equivalents                  $   4,630,147  $        8,820,196

   Accounts receivable - trade                        3,017               2,307

   Accrued interest receivable                         --                 7,751

   Inventories                                       26,194              13,538

   Prepaid expenses                                  58,820              22,417

   Other current assets
                                                    241,788              34,356
                                              -------------  ------------------

         Total current assets                     4,959,966           8,900,565
                                              =============  ==================

Property and equipment - at cost:

   Furniture and office equipment                   226,467             146,287

   Laboratory and shop equipment                     87,193              52,978
                                              -------------  ------------------
                                                    313,660             199,265

      Less: accumulated depreciation                110,786              74,540
                                              -------------  ------------------
         Net value of property and equipment        202,874             124,725
                                              -------------  ------------------

  Other assets:

  Patent licenses (net of amortization)              80,660              92,531
                                              -------------  ------------------

            Total assets                      $   5,243,500  $        9,117,821
                                              =============  ==================



                            See accompanying notes.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                              June 30, 2001  September 30, 2000
                                              -------------  ------------------
                                               (Unaudited)

Current liabilities:

   Accounts payable - trade                   $     124,805  $           60,472

   Notes payable                                    111,591             114,778

   Accrued interest payable                            --               155,373

   Other accrued liabilities                         50,000              60,769
                                              -------------  ------------------
         Total current liabilities                  286,396             391,392
                                              -------------  ------------------
Stockholders' equity:

Common stock $.01 par value - 150,000,000
     shares  authorized,  76,746,609 and
     64,372,067 shares issued and outstanding
     for June 30, 2001 and September 30,2000
     respectively;                                  767,466             643,721

Series A 10% Convertible Preferred Stock -
     $1,000 par value,  7,000  shares
     authorized, 1,076 and 5,176 shares
     issued and outstanding for June 30, 2001
     and September 30,2000, respectively;         1,076,026           5,176,000

 Additional paid-in capital                      34,130,655          29,354,125

  Accumulated deficit                           (31,017,043)        (26,447,417)
                                              -------------  ------------------
   Total stockholders' equity                     4,957,104           8,726,429
                                              -------------  ------------------
   Total liabilities and stockholders'equity  $   5,243,500  $        9,117,821
                                              =============  ==================



                            See accompanying notes.

                               CELSION CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                      Three Months                     Nine Months
                                                      Ended June 30,                  Ended June 30,
                                              ------------------------------  ------------------------------
                                                   2001              2000         2001           2000
                                              --------------  --------------  --------------  --------------
Revenue:
   Hyperthermia sales
     and parts                                $        1,462  $         --    $        3,320  $        3,465
                                              --------------  --------------  --------------  --------------
       Total revenue                                   1,462            --             3,320           3,465
                                              --------------  --------------  --------------  --------------
   Cost of sales                                        --              --              --
                                                                                                        --
      Gross profit                                     1,462            --             3,320           3,465
                                              --------------  --------------  --------------  --------------
Operating expenses:
   General and
     administrative                                1,127,585         460,233       3,041,535       1,216,002
   Research and
     development                                     552,934         644,106       1,801,255       1,876,943
                                              --------------  --------------  --------------  --------------
       Total operating
           expenses                                1,680,519       1,104,339       4,842,790       3,092,945
                                              --------------  --------------  --------------  --------------
Loss from operations                              (1,679,057)     (1,104,339)     (4,839,470)     (3,089,480)
Other income                                          62,438         142,040         269,897         209,982
Interest expense                                        --              --               (53)           --
                                              --------------  --------------  --------------  --------------
Loss before income                                (1,616,619)       (962,299)     (4,569,626)     (2,879,498)
   taxes
Income taxes                                            --              --              --              --
                                              --------------  --------------  --------------  --------------
Net loss                                      $   (1,616,619) $     (962,299) $   (4,569,626) $   (2,879,498)
                                              ==============  ==============  ==============  ==============
Net loss per common
   share (basic)                              $        (0.02) $        (0.02) $        (0.06) $        (0.05)
                                              ==============  ==============  ==============  ==============
Weighted average
   shares outstanding                             76,515,562      63,050,849      70,447,996      57,790,252
                                              ==============  ==============  ==============  ==============



                            See accompanying notes.

                               CELSION CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Nine Months Ended June 30,

                                                                  2001             2000
                                                              --------------  --------------
Cash flows from operating activities:

  Net loss                                                    $   (4,569,626) $   (2,879,498)

  Noncash items included in net loss:

     Depreciation and amortization                                    48,117          28,558

     Stock based compensation                                        372,634
                                                                                        --

     Preferred shares converted into common stock                    216,416
                                                                                        --

  Net changes in:

     Accounts receivable                                               7,041            --

     Inventories                                                     (12,656)           --

     Prepaid expenses                                                (36,403)       (131,505)

     Other current assets                                           (207,432)        (84,333)

     Accounts payable-trade                                           64,333         (25,010)

     Accrued interest-payable                                       (155,373)        (13,800)

     Accrued compensation                                               --           (91,009)

     Other accrued liabilities and deferred revenue                  (10,768)         26,063
                                                              --------------  --------------
         Net cash used by operating activities                    (4,283,717)     (3,170,534)
                                                              --------------  --------------
Cash flows from investing activities:

     Purchase of property and equipment                             (114,395)        (54,742)
                                                              --------------  --------------

      Net cash used by investing activities                         (114,395)        (54,742)
                                                              --------------  --------------
Cash flows from financing activities:

     Payment on notes payable (net)                                   (3,187)        (10,000)

     Payment on capital leases (net)                                    --            (5,719)

     Proceeds of stock issuances                                     211,250      11,973,448
                                                              --------------  --------------
         Net cash provided by financing activities                   208,063      11,957,729
                                                              --------------  --------------
      Net (decrease) increase in cash                             (4,190,049)      8,732,453

      Cash at beginning of period                                  8,820,196       1,357,464
                                                              --------------  --------------
     Cash at end of the period                                $    4,630,147  $   10,089,917
                                                              ==============  ==============



                            See accompanying notes.

                               CELSION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Note 1.     Basis of Presentation

         The accompanying unaudited condensed financial statements, which include the accounts of Celsion Corporation (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2001. For further information, refer to the financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

Note 2.  Common Stock Outstanding and Per Share Information

         For the quarter and nine-month periods ended June 30, 2001 and 2000, per share data is based on the weighted average number of shares of Common Stock outstanding. Outstanding warrants and options that can be converted into Common Stock are not included as their effect is anti-dilutive.

Note 3.  Inventories

         Inventories are carried at the lower of actual cost or market, and cost is determined using the average cost method. Parts held in inventory as of June 30, 2001 are held as replacements and spares for occasional repair of older systems sold in previous years.

         The components of inventories as of June 30, 2001 and September 30, 2000 are as follows:



                                    June 30, 2001         September 30, 2000
                                    -------------         ------------------
            Materials                     $ 9,788                        $ 5,059
  Work - in - process                      16,406                          8,479
                                           ------                          -----

    Finished products                     $26,194                        $13,538
                                          =======                        =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

         Statements  and  terms  such  as  "expect",  "anticipate",  "estimate",
"plan", "believe" and words of similar import, regarding the Company's expectations as to the development and effectiveness of its technology, the potential demand for its products, and other aspects of its present and future business operations, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, the Company cannot guarantee that actual results will not differ materially from its expectations. In evaluating such statements, readers should specifically consider the various factors contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, which could cause actual results to differ materially from those indicated by such forward-looking statements, including those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors", as well as those set forth below and elsewhere in this Report. These factors include, but are not limited to unforeseen changes in the course of research and development activities and clinical trials; possible changes in cost and timing of development and testing, capital structure, and other financial items; changes in approaches to medical treatment; introduction of new products by others; possible acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, competitors, regulatory authorities.

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

Results of Operations

Comparison of Three Months Ended June 30, 2001
and Three Months Ended June 30, 2000

         Revenue increased to $1,462 for the three months ended June 30, 2001 compared to no revenue for the three months ended June 30, 2000. No significant new product revenues are expected until such time, if any, as the Company's equipment incorporating new technologies receives the necessary approvals from governmental regulatory agencies. The new equipment is currently in pivotal Phase II clinical testing.

         General and administrative expense increased by 145% to $1,127,585 for the three months ended June 30, 2001, from $460,233 for the comparable period in 2000. The increase of $667,352 was due primarily to increased staff, consulting, travel, and legal expenses. The Company also expanded and upgraded its office space, to accommodate increased staff, resulting in an increase in rent.

         Research and development expense decreased by 14% to $552,934 for the current period from $644,106 for the three months ended June 30, 2000 due primarily to the fact that expenditures in the third quarter of fiscal 2000 included a significant initial payment related to the licensing of gene therapy technology from the Memorial Sloan Kettering Cancer Center. The Company expects expenditures on research and development to increase for the remainder of the current fiscal year as it continues pivotal Phase II clinical trials for its breast cancer and BPH treatment systems.

         The increased general and administrative expense, discussed above, resulted in an increase in the loss from operations for the three month period ended June 30, 2001 of $574,718, to $1,679,057 from $1,104,339 in the comparable period during the prior year.

Comparison of Nine Months Ended June 30, 2001
and Nine Months Ended June 30, 2000

         Revenue decreased to $3,320 for the nine months ended June 30, 2001 compared to $3,465 for the nine months ended June 30, 2000. No significant new product revenues are expected until such time, if any, as the Company's equipment incorporating new technologies receives the necessary approvals from governmental regulatory agencies. The new equipment is currently in pivotal Phase II clinical testing.

         General and administrative expense increased by 150% to $3,041,535 for the nine months ended June 30, 2001, from $1,216,002 for the comparable period in 2000. The increase of $1,825,533 was due primarily to increased staff, consulting, travel, legal expenses and costs associated with a registration statement filed by the Company and subsequently withdrawn in December 2000. The Company also expanded and upgraded its office space, to accommodate increased staff, resulting in an increase in rent.

         Research and development expense decreased by 4% to $1,801,255 for the current period from $1,876,943 for the nine months ended June 30, 2000 due primarily to the fact that expenditures in the third quarter of fiscal 2000 included a significant initial payment related to the licensing of gene therapy technology from the Memorial Sloan Kettering Cancer Center. The Company expects expenditures on research and development to increase for the remainder of the current fiscal year as it continues pivotal Phase II clinical trials for its breast cancer and BPH treatment systems.

         The overall increased expenditures discussed above resulted in an increase in the loss from operations for the nine month period ended June 30, 2001 of $1,749,990, to $4,839,470 from $3,089,480 in the comparable period during the prior year.


Liquidity and Capital Resources

         Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $31,017,043 at June 30, 2001. The Company has incurred negative cash flows from operations since its inception, and has funded its operations primarily through the sale of equity securities. As of June 30, 2001, the Company had total current assets of
$4,959,966, including cash and cash equivalents of $4,630,147, current liabilities of $286,396 and a working capital surplus of $4,673,570. As of September 30, 2000, the Company had total current assets of $8,900,565, including cash and cash equivalents of $8,820,196, current liabilities of $391,392, and a working capital surplus of $8,509,173. Net cash used in the Company's operating activities was $4,283,717 for the nine months ending June 30, 2001.

         The Company does not have any bank financing arrangements and has funded its operations in recent years primarily through private placement offerings. For all of fiscal year 2001, the Company expects to expend a total of about $7 million for research, development and administration, of which approximately $4.3 million had been expended during the nine months ended June 30, 2001. This aggregate expenditure amount is an estimate based upon assumptions such as, the scheduling and cost of institutional clinical research and testing personnel, the timing of clinical trials and other factors, not all of which are fully predictable or within the control of the Company. Accordingly, estimates and timing concerning projected expenditures and programs are subject to change.

         The Company expects to meet its funding needs for the remainder of fiscal year 2001 from its current resources.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

         Not applicable.


                                     PART II
                                OTHER INFORMATION

Item 1.           Legal Proceedings.

         On April 27, 2000, we commenced an action in the United States District Court for the District of Maryland against Warren C. Stearns, a former director, Mr. Stearn's management company, SMC, and a number of Mr. Stearns' family members and colleagues who hold certain warrants for the purchase of approximately 4.1 million shares of our Common Stock. These warrants were intended as compensation for certain investment banking, brokerage and financing services rendered and to be rendered by Mr. Stearns and SMC. We have reviewed with our attorneys the circumstances surrounding the issuance of these warrants and the services that were performed or purported to be performed by Mr. Stearns and SMC, and have concluded that these warrants should be rescinded. We believe that the issuance of these warrants was in violation of Section 15 of the Securities and Exchange Act of 1934 and constitutes a voidable transaction under the provisions of Section 29 of that Act and that the right of Mr. Stearns and his affiliates, if any, to exercise these warrants was released.

         The defendants in the litigation have moved to dismiss the complaint on various technical grounds, including statute of limitations. On January 18, 2001, the Maryland District Court denied the defendants' motion to dismiss for lack of personal jurisdiction but granted the defendants' motion that venue was improper. The Maryland District Court transferred the matter to the United States District Court for the Northern District of Illinois, in Chicago, and referred the remaining grounds for dismissal raised in the defendants' motion to dismiss to the Illinois District Court. The Illinois District Court has scheduled a hearing to rule on the Defendants' motion to dismiss for August 15, 2001. On July 17, 2001, we filed a motion to amend the complaint to add a second count alleging that Mr. Stearns and his affiliates released any right they had to exercise the warrants through a document entitled Mutual Release by and among Celsion Corporation, Warren Stearns and Stearns Management Company. The Motion to amend was granted on July 19, 2001. No answer or motion has been filed by the defendants with respect to the second count of the complaint.


Item 2.  Change in Securities.

         During the fiscal quarter ended June 30, 2001, we issued the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act"):

1. At various times during the quarter, we issued a total of 225,000 shares of its Common Stock for aggregate consideration of $56,250 upon exercise of stock options. These shares are restricted stock, endorsed with the Company's standard restricted stock legend, with a stop transfer instruction recorded by the transfer agent. Accordingly, we view the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act. The cash consideration received by the Company was added to working capital to be used for general corporate purposes.

2. At various times during the quarter, we issued a total of 234,042 shares of its Common Stock upon conversion of 96 shares of its Series A 10% Convertible Preferred Stock. These shares are restricted stock, endorsed with the Company's standard restricted stock legend, with a stop transfer instruction recorded by the transfer agent. Accordingly, we view the shares issued as exempt from registration under Sections 3(a)(9), 4(2) and/or 4(6) of the Securities Act.


Item 3.  Defaults upon Senior Securities.

         Not applicable.


Item 4.           Submission of Matters to a Vote of Securities Holders.

          On May 18, 2001, we held our Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, the stockholders voted to elect the following directors to the Board of Directors (Proposal No. 1), in light of the approval of Proposal No. 2, described below, to serve in the Classes and until the annual meetings in the years indicated and until their respective successors are elected and shall have qualified:



     Name               Class        Term Expires     Results of Stockholder Vote
Augustine Y. Cheung      III             2004         Votes For:           68,141,817
                                                      Votes Withheld:         142,625

LaSalle D. Leffall, Jr.   II             2003         Votes For:           68,148,087
                                                      Votes Withheld:         136,355

Max E. Link              III             2004         Votes For:           68,151,437
                                                      Votes Withheld:         133,005

John Mon                  I              2002         Votes For:           68,135,137
                                                      Votes Withheld:         149,305

Claude Tihon              I              2002         Votes For:           68,151,942
                                                      Votes Withheld:         132,500

Kris Venkat              III             2004         Votes For:            68,153,002
                                                      Votes Withheld:          131,440


Spencer J. Volk           II             2003         Votes For:            67,398,148
                                                      Votes Withheld:          886,294

At the Annual Meeting, the Stockholders also acted on the following Proposals:


     Proposal Number
                                    Subject Matter                            Results of Stockholder Vote
            2            Establishment of a Classified Board of          For:                          39,517,679
                         Directors                                       Against:                       1,898,333
                                                                         Abstain and
                                                                           Broker Non-Votes:           27,036,149

            3            Approval of the Celsion Corporation 2001        For:                          37,542,815
                         Stock Option Plan                               Against:                       3,885,871
                                                                         Abstain and
                                                                           Broker Non-Votes:           27,043,475

            4            Ratification of Stegman & Company as the        For:                          68,019,659
                         Company's Independent Public Accountants        Against:                         109,448
                         for the Fiscal Year Ended September 30, 2001    Abstain and
                                                                           Broker Non-Votes:              155,335


Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.


(a)      Exhibits.

         3.1.   Certificate  of  Incorporation   of  Celsion   Corporation  (the
         "Company"), as amended through June 5, 2001, and as in effect on August 14, 2001.

         3.2. Bylaws of the Company, as amended through June 5, 2001, and as in effect on August 14, 2001.

         10.1. Employment Agreement between the Company and Anthony P. Deasey dated November 27, 2000.

         11.     Computation of Per Share Earnings.

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:     August 14, 2001

                               CELSION CORPORATION
                               -------------------
                                  (Registrant)





                               By: /s/ Spencer J. Volk
                               -----------------------
                                       Spencer J. Volk
                                       President and Chief Executive Officer


                               By: /s/ Anthony P. Deasey
                               -------------------------
                                       Anthony P. Deasey
                                       Chief Financial Officer

                                                                     Exhibit 3.1

            Certificate of Incorporation (as amended on June 5, 2001)


                          CERTIFICATE OF INCORPORATION
                                       OF
                         CELSION (DELAWARE) CORPORATION

         The undersigned, a natural person of legal age, for the purpose of organizing a corporation pursuant to the General Corporation Law of the State of Delaware, hereby certifies that:

         FIRST:  The name of the Corporation is

                         CELSION (DELAWARE) CORPORATION

         SECOND: The address, including street, number, city, and county, of the registered office of the Corporation in the State of Delaware is c/o United Corporate Services, Inc., 15 East North Street, in the City of Dover, County of Kent, State of Delaware 19901, and the name of the registered agent at said address is United Corporate Services, Inc.

         THIRD: The nature of the business and the purposes to be conducted and promoted by the Corporation are to conduct any lawful business, to promote any lawful purpose, and to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware.

         FOURTH: The total number of shares of all classes of stock which the Corporation shall have authority to issue is one hundred fifty million one hundred thousand (150,100,000) shares, consisting of (i) one hundred fifty million (150,000,000) shares of Common Stock, par value $0.01 per share ("Common Stock"), and (ii) one hundred thousand (100,000) shares of Preferred Stock par value $0.01 per share ("Preferred Stock"). The Preferred Stock may be issued from time to time in one or more series.

         The Corporation shall from time to time in accordance with the laws of the State of Delaware increase the authorized amount of its Common Stock if at any time the number of shares of Common Stock remaining unissued and available for issuance shall not be sufficient to permit the conversion of the Preferred Stock into Common Stock in accordance with any terms governing such conversion established by the Board of Directors under applicable law.

         The Board of Directors is hereby authorized, subject to limitations prescribed by law and the provisions of this Article FOURTH, by resolution to provide for the issuance of Preferred Stock in one or more series, and to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, privileges, preferences and relative participating, optional or other rights, if any, of the shares of each such series and the qualifications, limitations or restrictions thereof.

         The authority of the Board of Directors with respect to each series of Preferred Stock shall include, but shall not be limited to, determination of the following:

         (a) The number of shares constituting that series (including an increase or decrease in the number of shares of any such series (but not below the number of shares in any series then outstanding) and the distinctive designation of that series;

         (b) Whether a dividend shall be payable on any series, and, if so, the dividend rate on the shares in that series, whether dividends shall be in cash or in kind, whether dividends shall be cumulative, and, if so, from which date or dates, and the relative rights of priority, if any, of payment of dividends on shares of that series;

         (c) Whether that series shall have voting rights (including multiple or fractional votes per share) in addition to the voting rights provided by law, and, if so, the terms of such voting rights;

         (d) Whether that series shall have conversion privileges, and, if so, the terms and conditions of such privileges, including provision for adjustment of the conversion rate in such events as the Board of Directors shall determine;

         (e) Whether or not the shares of that series shall be redeemable, and, if so, the terms and conditions of such redemption, including the date or dates upon or after which they shall be redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption rates;

         (f) Whether that series shall have a sinking fund or sinking funds for the redemption or purchase of shares of that series, and, if so, the terms and amount of such sinking fund or funds;

         (g) The rights of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up of the Corporation, and the relative rights of priority, if any, of payment with respect to shares of that series; and

         (h) Any other relative rights, preferences and limitations of that series.

         No holder of shares of the Corporation of any class, now or hereafter authorized, shall have any preferential or preemptive rights to subscribe for, purchase or receive any shares of the Corporation of any class, now or hereafter authorized, or any options or warrants for such shares, or any rights to subscribe for, purchase or receive any securities convertible to or exchangeable for such shares, which may at any time be issued, sold or offered for sale by the Corporation, except in the case of any shares of Preferred Stock to which such rights are specifically granted by any resolution or resolutions of the Board of Directors adopted pursuant to this Article FOURTH.

         FIFTH:  The name and address of the incorporator are as follows:

         NAME                                     ADDRESS

         Michael Barr                             10 Bank Street
                                                  White Plains, NY 10606

         SIXTH:  The Corporation is to have perpetual existence.

         SEVENTH: Whenever a compromise or arrangement is proposed between this Corporation and its creditors or any class of them and/or between this Corporation and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application in a summary way of this Corporation or of any creditor or stockholder thereof or on the application of any receiver or receivers appointed for this Corporation under
Section 291 of Title 8 of the Delaware Code or on the application of trustees in dissolution of any receiver or receivers appointed for this Corporation under
Section 279 of Title 8 of the Delaware Code order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this Corporation, as the case may be, to be summoned in such manner as the said court directs. If a majority in number representing three-fourths in value of the indebtedness held by such creditors or class of creditors, and/or three-fourths of the shares held by the stockholders or class of stockholders of this Corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of this Corporation as consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall, if sanctioned by the court to which the said application has been made, be binding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders, of this Corporation, as the case may be, and also on the Corporation.

         EIGHTH: The management of the business and conduct of the affairs of the Corporation shall be vested in its Board of Directors. The number of directors which shall constitute the whole Board of Directors shall be fixed by, or in the manner provided in, the By-Laws. The Board of Directors shall be classified and divided into three classes, designated as Class I, Class II and Class III. The terms of office of the initial Class I directors shall expire at the first annual meeting of the stockholders of the Corporation after the election of such initial Class I directors, the terms of officer of the initial Class II directors shall expire at the second annual meeting of the stockholders of the Corporation after the election of such initial Class II directors and the terms of office of the initial Class III directors shall expire at the third annual meeting after the election of such initial Class III directors. At each annual meeting following such classification and division of the members of the Board of Directors, a number of directors equal to the number of directorships in the class the term of which expires at the time of such meeting shall be elected to hold office until the third succeeding annual meeting of the stockholders of the Corporation. Each director shall hold office for the class term for which he is elected and until his or her successor shall be elected and qualified, or until his or her earlier resignation, removal or death. Any director may be removed for cause (but not without cause) from office at any time by the vote or written consent of the stockholders. In case of any increase or decrease, from time to time, in the number of directors constituting the whole Board of Directors, the number of directors in each class shall be determined by action of the Board of Directors. A director elected by the remainder of the Board of Directors to fill a vacancy shall hold office for the remaining term of the predecessor director and until his or her successor is elected and has qualified, or until his or her earlier resignation, removal or death.

         NINTH:

                  (a) The personal liability of the directors of the Corporation is hereby eliminated to the fullest extent permitted by the provisions of the General Corporation Law of the State of Delaware, as the same may be amended and supplemented from time to time, and, in accordance therewith, no director of the Corporation shall be personally liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as a director.

                  (b) The Corporation may indemnify to the fullest extent permitted by law any person made or threatened to be made a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he, his testator or intestate is or was a director, officer or employee of the Corporation or any predecessor or subsidiary of the Corporation or serves or served at any other enterprise as a director, officer or employee at the request of the Corporation or any predecessor or subsidiary of the Corporation.

                  (c) Neither any amendment nor repeal of this Article NINTH, nor the adoption of any provision of the Corporation's Certificate of Incorporation inconsistent with this Article NINTH, shall eliminate or reduce the effect of this Article NINTH with respect to any matter occurring, or any action or proceeding accruing or arising or that, but for this Article NINTH, would accrue or arise, prior to such amendment, repeal, or adoption of an inconsistent provision.

         TENTH: From time to time any of the provisions of the Corporation's Certificate of Incorporation may be amended, altered, or repealed, and other provisions authorized by the laws of the State of Delaware at the time in force may be added or inserted as prescribed by said laws, and all rights at any time conferred upon the stockholders of the Corporation by this Certificate of Incorporation are granted subject to the provisions of this Article TENTH.

         IN WITNESS WHEREOF, the undersigned hereby executes this document and affirms that the facts set forth herein are true under the penalties of perjury this ____(th) day of March, 2000.

By: /s/ Michael Barr
--------------------
        Michael Barr
        Incorporator

                                                                     Exhibit 3.2

                       Bylaws (as amended on June 5, 2001)


                                     BYLAWS

                                       OF

                         CELSION (DELAWARE) CORPORATION


                                    ARTICLE I
                                CORPORATE OFFICES

         1.1 REGISTERED OFFICE. The registered office of the corporation shall be fixed in the Certificate of Incorporation of the corporation.

         1.2 OTHER OFFICES. The board of directors may at any time establish the principal office and any branch or subordinate offices of the corporation at any place or places deemed advisable.

                                   ARTICLE II
                            MEETINGS OF STOCKHOLDERS

         2.1 PLACE OF MEETINGS. Meetings of stockholders shall be held at any place within or outside the State of Delaware designated by the board of directors.

         2.2  ANNUAL MEETING.

         (a) The annual meeting of stockholders shall be held each year on a date and at a time designated by the board of directors. At the meeting, directors shall be elected, and any other proper business may be transacted.

         (b) At an annual meeting of the stockholders, only such business shall be conducted as shall have been properly brought before the meeting. To be properly brought before an annual meeting, business must be: (A) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the board of directors, (B) otherwise properly brought before the meeting by or at the direction of the board of directors, or (C) otherwise properly brought before the meeting by a stockholder. For business to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the secretary of the corporation. To be timely, a stockholder's notice must be delivered to or mailed and received at the principal executive offices of the corporation not less than one hundred twenty
(120) calendar days in advance of the date specified in the corporation's proxy statement released to stockholders in connection with the previous year's annual meeting of stockholders; provided, however, that in the event that no annual meeting was held in the previous year or the date of the annual meeting has been changed by more than thirty (30) days from the date contemplated at the time of the previous year's proxy statement, notice by the stockholder to be timely must be so received not later than the close of business on the later of one hundred twenty (120) calendar days in advance of such annual meeting or ten (10) calendar days following the date on which public announcement of the date of the meeting is first made. A stockholder's notice to the secretary shall set forth as to each matter the stockholder proposes to bring before the annual meeting:
(i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name and address, as they appear on the corporation's books, of the stockholder proposing such business, (iii) the class and number of shares of the corporation which are beneficially owned by the stockholder, (iv) any material interest of the stockholder in such business, and (v) any other information that is required to be provided by the stockholder pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "1934 Act"), in his capacity as a proponent to a stockholder proposal. Notwithstanding the foregoing, in order to include information with respect to a stockholder proposal in the proxy statement and form of proxy for a stockholder's meeting, stockholders must provide notice as required by the regulations promulgated under the 1934 Act. Notwithstanding anything in these Bylaws to the contrary, no business shall be conducted at any annual meeting except in accordance with the procedures set forth in this paragraph (b), the chairman of the annual meeting shall, if the facts warrant, determine and declare at the meeting that business was not properly brought before the meeting in accordance with the provisions of this paragraph (b), and, if he should so determine, he shall declare at the meeting that any such business not properly brought before the meeting shall not be transacted. (c) Only persons who are nominated in accordance with the procedures set forth in this paragraph (c) shall be eligible for election as directors. Nominations of persons for election to the board of directors of the corporation may be made at a meeting of stockholders by or at the direction of the board of directors or by any stockholder of the corporation entitled to vote in the election of directors at the meeting who complies with the notice procedures set forth in this paragraph (c). Such nominations, other than those made by or at the direction of the board of directors, shall be made pursuant to timely notice in writing to the secretary of the corporation in accordance with the provisions of paragraph (b) of this Section 2.2. Such stockholder's notice shall set forth (i) as to each person, if any, whom the stockholder proposes to nominate for election or re-election as a director: (A) the name, age, business address and residence address of such person, (B) the principal occupation or employment of such person, (C) the class and number of shares of the corporation which are beneficially owned by such person, (D) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nominations are to be made by the stockholder, and (E) any other information relating to such person that is required to be disclosed in solicitations of proxies for elections of directors, or is otherwise required, in each case pursuant to Regulation 14A under the 1934 Act (including, without limitation, such person's written consent to being named in the proxy statement, if any, as a nominee and to serving as a director if elected); and (ii) as to such stockholder giving notice, the information required to be provided pursuant to paragraph (b) of this Section 2.2. At the request of the board of directors, any person nominated by a stockholder for election as a director shall furnish to the secretary of the corporation that information required to be set forth in the stockholder's notice of nomination which pertains to the nominee. No person shall be eligible for election as a director of the corporation unless nominated in accordance with the procedures set forth in this paragraph (c). The chairman of the meeting shall, if the facts warrants, determine and declare at the meeting that a nomination was not made in accordance with the procedures prescribed by these Bylaws, and if he should so determine, he shall so declare at the meeting, and the defective nomination shall be disregarded.

    2.3 SPECIAL MEETING. A special meeting of the stockholders may be called at any time by the board of directors, the president or the chairman, but such special meeting may not be called by any other person or persons. Only such business shall be considered at a special meeting of stockholders as shall have been stated in the notice for such meeting.

    2.4 ORGANIZATION. Meetings of stockholders shall be presided over by the president, the chairman or, in his or her absence, by a chairman designated by the board of directors, or in the absence of such designation, by a chairman chosen at the meeting by the vote of a majority in interest of the stockholders present in person or represented by proxy and entitled to vote thereat. The secretary, or in his or her absence an assistant secretary, or in the absence of the secretary and any assistant secretary, a person whom the chairman of the meeting shall appoint, shall act as secretary of the meeting and keep a record of the proceedings thereof.

    The board of directors of the corporation shall be entitled to make such rules or regulations for the conduct of meetings of stockholders as it shall deem necessary, appropriate or convenient. Subject to such rules and regulations of the board of directors, if any, the chairman of the meeting shall have the right and authority to prescribe such rules, regulations and procedures and to do all such acts as, in the judgment of such chairman, are necessary, appropriate or convenient for the proper conduct of the meeting, including, without limitation, establishing an agenda or order of business, limitations on the time allotted to questions or comments by participants and regulation of the opening and closing of the polls for balloting. Unless determined by the board of directors or the chairman of the meeting, meetings of stockholders shall not be required to be held in accordance with rules of parliamentary procedure.

    2.5 NOTICE OF STOCKHOLDERS' MEETINGS. All notices of meetings of stockholders shall be sent or otherwise given in accordance with Section 2.6 of these Bylaws not less than ten (10) nor more than sixty (60) days before the date of the meeting. The notice shall specify the place, date, and hour of the meeting and (i) in the case of a special meeting, the general nature of the business to be transacted or (ii) in the case of the annual meeting, those matters which the board of directors, at the time of giving the notice, intends to present for action by the stockholders (but any proper matter may be presented at the meeting for such action). The notice of any meeting at which directors are to be elected shall include the name of any nominee or nominees who, at the time of the notice, the board intends to present for election.

    2.6 MANNER OF GIVING NOTICE; AFFIDAVIT OF NOTICE. Notice of any meeting of stockholders shall be given either personally or by mail, telecopy, telegram or other electronic or wireless means. Notices not personally delivered shall be sent charges prepaid and shall be addressed to the stockholder at the address of that stockholder appearing on the books of the corporation or given by the stockholder to the corporation for the purpose of notice. Notice shall be deemed to have been given at the time when delivered personally or deposited in the mail or sent by telecopy, telegram or other electronic or wireless means.

    An affidavit of the mailing or other means of giving any notice of any stockholders' meeting, executed by the secretary, assistant secretary or any transfer agent of the corporation giving the notice, shall be prima facie evidence of the giving of such notice or report.

    2.7 QUORUM. The holders of a majority in voting power of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business except as otherwise provided by statute or by the Certificate of Incorporation. If, however, such quorum is not present or represented at any meeting of the stockholders, then either (i) the chairman of the meeting or (ii) the stockholders by the vote of the holders of a majority of the stock, present in person or represented by proxy shall have power to adjourn the meeting.

    When a quorum is present at any meeting, the vote of the holders of a majority of the stock having voting power present in person or represented by proxy shall decide any question brought before such meeting, unless the question is one upon which, by express provision of the laws of the State of Delaware or of the Certificate of Incorporation or these Bylaws, a vote of a greater number or voting by classes is required, in which case such express provision shall govern and control the decision of the question.

    If a quorum be initially present, the stockholders may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum, if any action taken is approved by a majority of the stockholders initially constituting the quorum.

    2.8 ADJOURNED MEETING; NOTICE. Any stockholders' meeting, annual or special, whether or not a quorum is present, may be adjourned from time to time by the vote of the majority of the voting power of the shares represented at that meeting, either in person or by proxy. In the absence of a quorum, no other business may be transacted at that meeting except as provided in Section 2.7 of these Bylaws.

    When any meeting of stockholders, either annual or special, is adjourned to another time or place, notice need not be given of the adjourned meeting if the time and place are announced at the meeting at which the adjournment is taken. However, if a new record date for the adjourned meeting is fixed or if the adjournment is for more than thirty (30) days from the date set for the original meeting, then notice of the adjourned meeting shall be given. Notice of any such adjourned meeting shall be given to each stockholder of record entitled to vote at the adjourned meeting in accordance with the provisions of Sections 2.5 and
2.6 of these Bylaws. At any adjourned meeting the corporation may transact any business which might have been transacted at the original meeting.

    2.9 VOTING. The stockholders entitled to vote at any meeting of stockholders shall be determined in accordance with the provisions of Section 2.12 of these Bylaws, subject to applicable provisions of the General Corporation Law of Delaware.

    Except as may be otherwise provided in the Certificate of Incorporation, by instruments setting forth the voting rights of specific classes or series of stocks, by these Bylaws or by applicable law, each stockholder shall be entitled to one vote for each share of capital stock held by such stockholder.

    Any stockholder entitled to vote on any matter may vote part of the shares in favor of the proposal and refrain from voting the remaining shares or, except when the matter is the election of directors, may vote them against the proposal; but if the stockholder fails to specify the number of shares which the stockholder is voting affirmatively, it will be conclusively presumed that the stockholder's approving vote is with respect to all shares which the stockholder is entitled to vote.

    2.10 VALIDATION OF MEETINGS; WAIVER OF NOTICE; CONSENT. The transactions of any meeting of stockholders, either annual or special, however called and noticed, and wherever held, shall be as valid as though they had been taken at a meeting duly held after regular call and notice, if a quorum be present either in person or by proxy.

    Attendance by a person at a meeting shall constitute a waiver of notice of and presence at that meeting, except when the person objects at the beginning of the meeting to the transaction of any business because the meeting is not lawfully called or convened.

    2.11 ACTION BY WRITTEN CONSENT. Subject to the rights of the holders of the shares of any series of Preferred Stock or any other class of stock or series thereof having a preference over the Common Stock as dividend or upon liquidation, any action required or permitted to be taken by the stockholders of the corporation must be effected at a duly called annual or special meeting of stockholders of the corporation and may not be effected by any consent in writing by such stockholders.

    2.12 RECORD DATE FOR STOCKHOLDER NOTICE; VOTING; GIVING CONSENTS. For purposes of determining the stockholders entitled to notice of any meeting or to vote thereat, the board of directors may fix, in advance, a record date, which shall not be more than sixty (60) days nor less than ten (10) days before the date of any such meeting, and in such event only stockholders of record on the date so fixed are entitled to notice and to vote, notwithstanding any transfer of any shares on the books of the corporation after the record date, except as otherwise provided in the Certificate of Incorporation, by these Bylaws, by agreement or by applicable law.

    If the board of directors does not so fix a record date, the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the business day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the business day next preceding the day on which the meeting is held.

    A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting unless the board of directors fixes a new record date for the adjourned meeting, but the board of directors shall fix a new record date if the meeting is adjourned for more than thirty (30) days from the date set for the original meeting.

    The record date for any other purpose shall be as provided in Section 8.1 of these Bylaws.

    2.13 PROXIES. Every person entitled to vote for directors, or on any other matter, shall have the right to do so either in person or by one or more agents authorized by a written proxy, which may be in the form of a telegram, cablegram, or other means of electronic transmission, signed by the person and filed with the secretary of the corporation, but no such proxy shall be voted or acted upon after three (3) years from its date, unless the proxy provides for a longer period. A proxy shall be deemed signed if the stockholder's name is placed on the proxy (whether by manual signature, typewriting, telegraphic transmission or otherwise) by the stockholder or the stockholder's attorney-in-fact. A duly executed proxy shall be irrevocable if it states that it is irrevocable and if, and only as long as, it is coupled with an interest sufficient in law to support an irrevocable power. A stockholder may revoke any proxy which is not irrevocable by attending the meeting and voting in person or by filing an instrument in writing revoking the proxy or by filing another duly executed proxy bearing a later date with the secretary of the corporation.

    A proxy is not revoked by the death or incapacity of the maker unless, before the vote is counted, written notice of such death or incapacity is received by the corporation.

    2.14 INSPECTORS OF ELECTION. Before any meeting of stockholders, the board of directors shall appoint an inspector or inspectors of election to act at the meeting or its adjournment and to determine such matters as quorum, validity of proxies and ballots, voting eligibility, and the tabulation of votes. The number of inspectors shall be either one (1) or three (3). If any person appointed as inspector fails to appear or fails or refuses to act, then the chairman of the meeting may, and upon the request of any stockholder or a stockholder's proxy shall, appoint a person to fill that vacancy.

    The inspectors of election shall perform their duties impartially, in good faith, to the best of their ability and as expeditiously as is practical. If there are three (3) inspectors of election, the decision, act or certificate of a majority is effective in all respects as the decision, act or certificate of all. Any report or certificate made by the inspectors of election is prima facie evidence of the facts stated therein.

                                   ARTICLE III
                                    DIRECTORS

    3.1 POWERS. Subject to the provisions of the General Corporation Law of Delaware and to any limitations in the Certificate of Incorporation or these Bylaws relating to action required to be approved by the stockholders or by the outstanding shares, the business and affairs of the corporation shall be managed and all corporate powers shall be exercised by or under the direction of the board of directors.

    3.2 NUMBER AND CLASSIFICATION. The authorized number of directors shall be not less than three (3) nor more than nine (9). Within such limits, the number of directors shall be initially fixed at seven (7), which number may be changed by resolution of the board of directors. An indefinite number of directors may be fixed, or the definite number may be changed, by a duly adopted amendment to the Certificate of Incorporation or by an amendment to this by-law duly adopted by the stockholders or the board of directors.

     No reduction of the authorized number of directors shall have the effect of removing any director before that director's term of office expires. If, for any reason, the directors shall not have been elected at an annual meeting, they may be elected as soon thereafter as convenient at a special meeting of the stockholders called for that purpose in the manner provided in these By-Laws.

    The board of directors shall be divided into three classes, designated as Class I, Class II and Class III, with each class to be elected for three-year terms on a staggered basis, except with respect to the initial terms of the classes, all as further set forth in Section 3.3 below.

    3.3 ELECTION AND TERM OF OFFICE OF DIRECTORS. The terms of office of the initial Class I directors shall expire at the first annual meeting of the stockholders of the Corporation after the election of such initial Class I directors, the terms of officer of the initial Class II directors shall expire at the second annual meeting of the stockholders of the Corporation after the election of such initial Class II directors and the terms of office of the initial Class III directors shall expire at the third annual meeting after the election of such initial Class III directors. At each annual meeting following such classification and division of the members of the Board of Directors, a number of directors equal to the number of directorships in the class the term of which expires at the time of such meeting shall be elected to hold office until the third succeeding annual meeting of the stockholders of the Corporation. Each director shall hold office for the class term for which he is elected and until his or her successor shall be elected and qualified, or until his or her earlier resignation, removal or death. Directors need not be stockholders unless so required by the Certificate of Incorporation or by these By-Laws.

    3.4 RESIGNATIONS AND VACANCIES. Any director may resign on giving written notice to the president, the chairman, the secretary or the board of directors, unless the notice specifies a later time for that resignation to become effective.

         Unless otherwise provided in the Certificate of Incorporation or these By-Laws:

         (a) Vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the directors then in office, although less than a quorum, or by a sole remaining director. A director elected by the remainder of the Board of Directors to fill a vacancy shall hold office for the remaining term of the predecessor director and until his or her successor is elected and has qualified, or until his or her earlier resignation, removal or death.

         (b) Whenever the holders of any class or classes of stock or series thereof are entitled to elect one or more directors by the provisions of the Certificate of Incorporation, vacancies and newly created directorships of such class or classes or series may be filled by a majority of the directors elected by such class or classes or series thereof then in office, or by a sole remaining director so elected.

         If at any time, by reason of death or resignation or other cause, the corporation should have no directors in office, then any officer or any stockholder or an executor, administrator, trustee or guardian of a stockholder, or other fiduciary entrusted with like responsibility for the person or estate of a stockholder, may call a special meeting of stockholders in accordance with the provisions of the Certificate of Incorporation or these Bylaws, or may apply to the Court of Chancery for a decree summarily ordering an election as provided in Section 211 of the General Corporation Law of Delaware.

         3.5 REMOVAL. Any director may be removed for cause (but not without cause) from office at any time by the vote or written consent of the stockholders

         3.6 PLACE OF MEETINGS; MEETINGS BY TELEPHONE. Regular meetings of the board of directors may be held at any place within or outside the State of Delaware that has been designated from time to time by resolution of the board of directors. In the absence of such a designation, regular meetings shall be held at the principal executive office of the corporation. Special meetings of the board of directors may be held at any place within or outside the State of Delaware that has been designated in the notice of the meeting or, if not stated in the notice or if there is no notice, at the principal executive office of the corporation.

         Any meeting, regular or special, may be held by conference telephone or similar communication equipment, so long as all directors participating in the meeting can hear one another; and all such directors shall be deemed to be present in person at the meeting.

         3.7 REGULAR MEETINGS. Regular meetings of the board of directors may be held without notice if the times of such meetings are fixed by the board of directors.

         3.8 SPECIAL MEETINGS; NOTICE. Special meetings of the board of directors for any purpose or purposes may be called at any time by the president, the chairman, the secretary or by any two (2) or more of the directors.

         Notice of the time and place of special meetings shall be delivered personally or by telephone to each director or sent by mail, telecopy, telegram or other electronic or wireless means, charges prepaid, addressed to each director at that director's address as it is shown on the records of the corporation or if the address is not readily ascertainable, notice shall be addressed to the director at the city or place in which the meetings of directors are regularly held. If the notice is mailed, it shall be deposited in the United States mail at least three (3) days before the time of the holding of the meeting. If the notice is delivered personally or by telephone, telecopy, telegram or other electronic or wireless means, it shall be delivered personally or by telephone or other electronic or wireless means at least twenty-four (24) hours before the time of the holding of the meeting. Any oral notice given personally or by telephone may be communicated either to the director or to a person at the office of the director who the person giving the notice has reason to believe will promptly communicate it to the director. A notice of special meeting need not state the purpose of such meeting, and, unless indicated in the notice thereof, any and all business may be transacted at a special meeting.

         3.9 QUORUM. A majority of the authorized number of directors shall constitute a quorum for the transaction of business, except to fill vacancies in the board of directors as provided in Section 3.4 and to adjourn as provided in
Section 3.11 of these Bylaws. Every act or decision done or made by a majority of the directors present at a duly held meeting at which a quorum is present shall be regarded as the act of the board of directors, subject to the provisions of the Certificate of Incorporation and applicable law.

         A meeting at which a quorum is initially present may continue to transact business notwithstanding the withdrawal of directors, if any action taken is approved by at least a majority of the required quorum for that meeting.

         3.10 WAIVER OF NOTICE. Notice of a meeting need not be given to any director (i) who signs a waiver of notice or a consent to holding the meeting or an approval of the minutes thereof, whether before or after the meeting, or (ii) who attends the meeting without protesting, prior thereto or at its commencement, the lack of notice to such directors. The transactions of any meeting of the board, however called and noticed or wherever held, are as valid as though had at a meeting duly held after regular call and notice if a quorum is present and if, either before or after the meeting, each of the directors not present signs a written waiver of notice. All such waivers shall be filed with the corporate records or made part of the minutes of the meeting. A waiver of notice need not specify the purpose of any regular or special meeting of the board of directors.

         3.11 ADJOURNMENT. A majority of the directors present, whether or not constituting a quorum, may adjourn any meeting to another time and place.

         3.12 NOTICE OF ADJOURNMENT. Notice of the time and place of holding an adjourned meeting need not be given if announced unless the meeting is adjourned for more than twenty-four (24) hours. If the meeting is adjourned for more than twenty-four (24) hours, then notice of the time and place of the adjourned meeting shall be given.

         3.13 BOARD ACTION BY WRITTEN CONSENT WITHOUT A MEETING. Any action required or permitted to be taken by the board of directors may be taken without a meeting, provided that all members of the board of directors individually or collectively consent in writing to that action. Such action by written consent shall have the same force and effect as a unanimous vote of the board of directors. Such written consent and any counterparts thereof shall be filed with the minutes of the proceedings of the board.

         3.14 ORGANIZATION. Meetings of the board of directors shall be presided over by the president, the chairman, or, in his or her absence, by a president pro tem chosen by a majority of the directors present. The secretary shall act as secretary of the meeting, but in his or her absence the chairman of the meeting may appoint any person to act as secretary of the meeting.

         3.15 FEES AND COMPENSATION OF DIRECTORS. Directors and members of committees may receive such compensation, if any, for their services and such reimbursement of expenses as may be fixed or determined by resolution of the board of directors. This Section 3.15 shall not be construed to preclude any director from serving the corporation in any other capacity as an officer, agent, employee or otherwise and receiving compensation for those services.

                                   ARTICLE IV
                                   COMMITTEES

         4.1  COMMITTEES OF DIRECTORS.  The board of directors may designate one
(1) or more committees, each consisting of two or more directors, to serve at the pleasure of the board of directors. The board of directors may designate one
(1) or more directors as alternate members of any committee, who may replace any absent member at any meeting of the committee. The purposes and authority of any committee shall be as provided in the resolution of the board, but no such committee shall have power or authority by itself to (i) approve or adopt or recommend to the stockholders any action or matter that requires the approval of the stockholders or (ii) adopt, amend or repeal any Bylaw of the corporation.

         4.2 MEETINGS AND ACTION OF COMMITTEES. To the extent feasible, meetings and actions of committees shall be governed by, and held and taken in accordance with, the provisions of Article III of these Bylaws, Section 3.6 (place of meetings), Section 3.7 (regular meetings), Section 3.8 (special meetings and notice), Section 3.9 (quorum), Section 3.10 (waiver of notice), Section 3.11 (adjournment), Section 3.12 (notice of adjournment), and Section 3.13 (action without meeting), with such changes in the context of those Bylaws as are necessary to substitute the committee and its members for the board of directors and its members, provided, however, that the board of directors may adopt rules for the government of any committee not inconsistent with the provisions of these Bylaws.

                                    ARTICLE V
                                    OFFICERS

         5.1 OFFICERS. The officers of this corporation shall consist of a president, a chairman, a chief scientific officer, one or more vice presidents, a secretary, a treasurer, and such other officers as may be determined from time to time by the board of directors, all of whom shall be chosen in such manner and hold their offices for such terms as the board of directors may prescribe. Any two or more of such offices may be held by the same person. The board of directors may designate one or more vice presidents as executive vice presidents or senior vice presidents. The board of directors may from time to time designate the president or any other officer as the chief operating officer of the corporation.

         5.2 TERMS OF OFFICE AND COMPENSATION. The term of office and salary of each of said officers and the manner and time of the payment of such salaries shall be fixed and determined by the board of directors and may be altered by said board from time to time at its pleasure, subject to the rights, if any, of said officers under any contract of employment.

         5.3 REMOVAL; RESIGNATION OF OFFICERS AND VACANCIES. Any officer of the corporation may be removed at the pleasure of the board of directors at any meeting or by vote of stockholders entitled to exercise the majority of voting power of the corporation at any meeting or at the pleasure of any officer who may be granted such power by a resolution of the board of directors. Any officer may resign at any time upon written notice to the corporation without prejudice to the rights, if any, of the corporation under any contract to which the officer is a party. If any vacancy occurs in any office of the corporation, the board of directors may elect a successor to fill such vacancy for the remainder of the unexpired term and until a successor is duly chosen and qualified.

         5.4 PRESIDENT. The president shall be the chief executive officer of the corporation and shall have general direction of the affairs of the corporation and general supervision over its several officers, subject, however, to the control of the board of the board of directors. The president shall at each annual meeting and from time to time report to the stockholders and the board of directors all matters within his knowledge which the interest of the corporation may require to be brought to their notice, may sign with the treasurer or an assistant treasurer, if any, or the secretary or an assistant secretary, if any, any or all certificates of stock of the corporation. The president shall preside at all meetings of the stockholders and at all meetings of the board of directors, may sign and execute in the name of the corporation all contracts or other instruments authorized by the board of directors, except in cases where the signing and execution thereof shall be expressly delegated or permitted by the board of directors or by these Bylaws to some other officer or agent of the corporation, and in general shall perform such duties and, subject to the other provisions of these Bylaws and to the control of the board of directors, have such powers incident to the office of president and perform such other duties and have such other powers as from time to time may be assigned to him by the board of directors.

         5.5 CHAIRMAN OF THE BOARD. The chairman shall be a senior executive officer of the corporation and shall exercise and perform such powers and duties as may from time to time be assigned to him by the board of directors or as may be prescribed by these Bylaws. The chairman shall report to the board of directors.

         5.6 UNAVAILABILITY OF PRESIDENT. In case of the absence, disability or death of the president, the chairman or, if he is not available, a vice president, shall exercise all the powers and perform all the duties of the president. If there is more than one elected vice president, the order in which the elected vice presidents shall succeed to the powers and duties of the president shall be as fixed by the board of directors.

         5.7 SECRETARY. The powers and duties of the secretary are:

         (i) To keep a book of minutes at the principal office of the corporation, or such other place as the board of directors may order, of all meetings of its directors and stockholders with the time and place of holding, whether regular or special, and, if special, how authorized, the notice thereof given, the names of those present at directors' meetings, the number of shares present or represented at stockholders' meetings and the proceedings thereof.

         (ii) To keep the seal of the corporation and affix the same to all instruments which may require it.

         (iii) To keep or cause to be kept at the principal office of the corporation, or at the office of the transfer agent or agents, a share register, or duplicate share registers, showing the names of the stockholders and their addresses, the number of and classes of shares, and the number and date of cancellation of every certificate surrendered for cancellation.

         (iv) To keep a supply of certificates for shares of the corporation, to fill in all certificates issued, and to make a proper record of each such issuance; provided, that so long as the corporation shall have one or more duly appointed and acting transfer agents of the shares, or any class or series of shares, of the corporation, such duties with respect to such shares shall be performed by such transfer agent or transfer agents.

        (v) To transfer upon the share books of the corporation any and all shares of the corporation; provided, that so long as the corporation shall have one or more duly appointed and acting transfer agents of the shares, or any class or series of shares, of the corporation, such duties with respect to such shares shall be performed by such transfer agent or transfer agents, and the method of transfer of each certificate shall be subject to the reasonable regulations of the transfer agent to which the certificate is presented for transfer, and also, if the corporation then has one or more duly appointed and acting registrars, to the reasonable regulations of the registrar to which the new certificate is presented for registration;
and provided, further that no certificate for shares of stock shall be issued or delivered or, if issued or delivered, shall have any validity whatsoever until and unless it has been signed or authenticated in the manner provided in Section
8.5 hereof.

        (vi) To make service and publication of all notices that may be necessary or proper, and without command or direction from anyone. In case of the absence, disability, refusal, or neglect of the secretary to make service or publication of any notices, then such notices may be served and/or published by the president or a vice president, or by any person thereunto authorized by either of them or by the board of directors or by the holders of a majority of the outstanding shares of the corporation.

        (vii) Generally to do and perform all such duties as pertain to the office of secretary and as may be required by the board of directors.

                                   ARTICLE VI
                          INDEMNIFICATION OF DIRECTORS,
                      OFFICERS, EMPLOYEES AND OTHER AGENTS

         6.1 INDEMNIFICATION OF DIRECTORS AND OFFICERS. The corporation shall, to the maximum extent and in the manner permitted by the General Corporation Law of Delaware, indemnify each of its directors and officers against expenses (including attorneys' fees), judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceeding, arising by reason of the fact that such person is or was an agent of the corporation; provided, however, that the corporation may modify the extent of such indemnification by individual contracts with its directors and executive officers and, provided, further, that the corporation shall not be required to indemnify any director or officer in connection with any proceeding (or part thereof) initiated by such person unless (i) such indemnification is expressly required to be made by law, (ii) the proceeding was authorized in advance by the board of directors of the corporation, (iii) such indemnification is provided by the corporation, in its sole discretion, pursuant to the powers vested in the corporation under the General Corporation Law of Delaware or (iv) such indemnification is required to be made pursuant to an individual contract. For purposes of this Section 6.1, a "director" or "officer" of the corporation includes any person (i) who is or was a director or officer of the corporation,
(ii) who is or was serving at the request of the corporation as a director or officer of another corporation, partnership, joint venture, trust or other enterprise, or (iii) who was a director or officer of a corporation which was a predecessor corporation of the corporation or of another enterprise at the request of such predecessor corporation.

         6.2 INDEMNIFICATION OF OTHERS. The corporation shall have the power, to the maximum extent and in the manner permitted by the General Corporation Law of Delaware, to indemnify each of its employees and agents (other than directors and officers) against expenses (including attorneys' fees), judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceeding, arising by reason of the fact that such person is or was an agent of the corporation. For purposes of this Section 6.2, an "employee" or "agent" of the corporation (other than a director or officer) includes any person (i) who is or was an employee or agent of the corporation, (ii) who is or was serving at the request of the corporation as an employee or agent of another corporation, partnership, joint venture, trust or other enterprise, or (iii) who was an employee or agent of a corporation which was a predecessor corporation of the corporation or of another enterprise at the request of such predecessor corporation.

         6.3 INSURANCE. The corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him or her and incurred by him or her in any such capacity, or arising out of his or her status as such, whether or not the corporation would have the power to indemnify him or her against such liability under the provisions of the General Corporation Law of Delaware.

         6.4 EXPENSES. The corporation shall advance to any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he or she is or was a director or officer of the corporation, or is or was serving at the request of the corporation as a director or officer of another corporation, partnership, joint venture, trust or other enterprise, prior to the final disposition of the proceeding, promptly following request therefor, all expenses incurred by any director or officer in connection with such proceeding, upon receipt of an undertaking by or on behalf of such person to repay said amounts if it should be determined ultimately that such person is not entitled to be indemnified under this Bylaw or otherwise; provided, however, that the corporation shall not be required to advance expenses to any director or officer in connection with any proceeding (or part thereof) initiated by such person unless the proceeding was authorized in advance by the board of directors of the corporation.

         Notwithstanding the foregoing,  unless otherwise determined pursuant to
Section 6.5, no advance shall be made by the corporation to an officer of the corporation (except by reason of the fact that such officer is or was a director of the corporation in which event this paragraph shall not apply) in any action, suit or proceeding, whether civil, criminal, administrative or investigative, if a determination is reasonably and promptly made (i) by the board of directors by a majority vote of a quorum consisting of directors who were not parties to the proceeding, or (ii) if such quorum is not obtainable, or, even if obtainable, a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, that the facts known to the decision-making party at the time such determination is made demonstrate clearly and convincingly that such person acted in bad faith or in a manner that such person did not believe to be in or not opposed to the best interests of the corporation.

         6.5 NON-EXCLUSIVITY OF RIGHTS. The rights conferred on any person by this Bylaw shall not be exclusive of any other right which such person may have or hereafter acquire under any statute, provision of the Certificate of Incorporation, Bylaws, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding office. The corporation is specifically authorized to enter into individual contracts with any or all of its directors, officers, employees or agents respecting indemnification and advances, to the fullest extent not prohibited by the General Corporation Law of Delaware.

         6.6 SURVIVAL OF RIGHTS. The rights conferred on any person by this Bylaw shall continue as to a person who has ceased to be a director, officer, employee or other agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

         6.7 AMENDMENTS. Any repeal or modification of this Bylaw shall only be prospective and shall not affect the rights under this Bylaw in effect at the time of the alleged occurrence of any action or omission to act that is the cause of any proceeding against any agent of the corporation.

                                   ARTICLE VII
                               RECORDS AND REPORTS

         7.1 MAINTENANCE AND INSPECTION OF RECORDS. The corporation shall, either at its principal executive office or at such place or places as designated by the board of directors, keep a record of its stockholders listing their names and addresses and the number and class of shares held by each stockholder, a copy of these Bylaws as amended to date, accounting books and other records.

         Any stockholder of record, in person or by attorney or other agent, shall, upon written demand under oath stating the purpose thereof, have the right during the usual hours for business to inspect for any proper purpose the corporation's stock ledger, a list of its stockholders, and its other books and records and to make copies or extracts therefrom. A proper purpose shall mean a purpose reasonably related to such person's interest as a stockholder. In every instance where an attorney or other agent is the person who seeks the right to inspection, the demand under oath shall be accompanied by a power of attorney or such other writing that authorizes the attorney or other agent to so act on behalf of the stockholder. The demand under oath shall be directed to the corporation at its registered office in Delaware or at its principal place of business.

         7.2 INSPECTION BY DIRECTOR. Any director shall have the right to examine the corporation's stock ledger, a list of its stockholders and its other books and records for a purpose reasonably related to his or her position as a director. The Court of Chancery is hereby vested with the exclusive jurisdiction to determine whether a director is entitled to the inspection sought. The Court may summarily order the corporation to permit the director to inspect any and all books and records, the stock ledger, and the stock list and to make copies or extracts therefrom. The Court may, in its discretion, prescribe any limitations or conditions with reference to the inspection, or award such other and further relief as the Court may deem just and proper.

                                  ARTICLE VIII
                                 GENERAL MATTERS

         8.1 RECORD DATE FOR PURPOSES OTHER THAN NOTICE AND VOTING. For purposes of determining the stockholders entitled to receive payment of any dividend or other distribution or allotment of any rights or the stockholders entitled to exercise any rights in respect of any other lawful action, the board of directors may fix, in advance, a record date, which shall not be more than sixty
(60) days before any such action. In that case, only stockholders of record at the close of business on the date so fixed are entitled to receive the dividend, distribution or allotment of rights, or to exercise such rights, as the case may be, notwithstanding any transfer of any shares on the books of the corporation after the record date so fixed, except as otherwise provided in the Certificate of Incorporation, by these Bylaws, by agreement or by law.

         If the board of directors does not so fix a record date, then the record date for determining stockholders for any such purpose shall be at the close of business on the day on which the board adopts the applicable resolution or the sixtieth (60th) day before the date of that action, whichever is later.

         8.2 CHECKS; DRAFTS; EVIDENCES OF INDEBTEDNESS. From time to time, the board of directors shall determine by resolution which person or persons may sign or endorse all checks, drafts, other orders for payment of money, notes or other evidences of indebtedness that are issued in the name of or payable to the corporation, and only the persons so authorized shall sign or endorse those instruments.

         8.3 CORPORATE CONTRACTS AND INSTRUMENTS; HOW EXECUTED. The board of directors, except as otherwise provided in these Bylaws, may authorize any officer or officers, or agent or agents, to enter into any contract or execute any instrument in the name of and on behalf of the corporation; such authority may be general or confined to specific instances. Unless so authorized or ratified by the board of directors or within the agency power of an officer, no officer, agent or employee shall have any power or authority to bind the corporation by any contract or engagement or to pledge its credit or to render it liable for any purpose or for any amount.

         8.4 FISCAL YEAR. The fiscal year of this corporation shall begin on the first day of October of each year and end on the last day of September of the following year.

         8.5 STOCK CERTIFICATES. There shall be issued to each holder of fully paid shares of the capital stock of the corporation a certificate or certificates for such shares. Every holder of shares of the corporation shall be entitled to have a certificate signed by, or in the name of the corporation by the president or the chairman or the president or a vice president, and by the treasurer or an assistant treasurer, or the secretary or an assistant secretary of such corporation representing the number of shares registered in certificate form. Any or all of the signatures on the certificate may be a facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate has ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if he or she were such officer, transfer agent or registrar at the date of issue.

         8.6 SPECIAL DESIGNATION ON CERTIFICATES. If the corporation is authorized to issue more than one class of stock or more than one series of any class, then the powers, the designations, the preferences, and the relative, participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights shall be set forth in full or summarized on the face or back of the certificate that the corporation shall issue to represent such class or series of stock; provided, however, that, except as otherwise provided in
Section 202 of the General Corporation Law of Delaware, in lieu of the foregoing requirements there may be set forth on the face or back of the certificate that the corporation shall issue to represent such class or series of stock a statement that the corporation will furnish without charge to each stockholder who so requests the powers, the designations, the preferences, and the relative, participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights.

         8.7  LOST   CERTIFICATES.   The  corporation  may  issue  a  new  share
certificate  or new  certificate  for any  other  security  in the  place of any certificate theretofore issued by it, alleged to have been lost, stolen or destroyed, and the corporation may require the owner of the lost, stolen or destroyed certificate or the owner's legal representative to give the corporation a bond (or other adequate security) sufficient to indemnify it against  any  claim  that may be made  against  it  (including  any  expense  or liability) on account of the alleged loss, theft or destruction of any such certificate or the issuance of such new certificate. The board of directors may adopt such other provisions and restrictions with reference to lost certificates, not inconsistent with applicable law, as it shall in its discretion deem appropriate.

         8.8 CONSTRUCTION; DEFINITIONS. Unless the context requires otherwise, the general provisions, rules of construction, and definitions in the General Corporation Law of Delaware shall govern the construction of these Bylaws. Without limiting the generality of this provision, the singular number includes the plural, the plural number includes the singular, and the term "person" includes both a corporation and a natural person.

         8.9 PROVISIONS ADDITIONAL TO PROVISIONS OF LAW. All restrictions, limitations, requirements and other provisions of these Bylaws shall be construed, insofar as possible, as supplemental and additional to all provisions of law applicable to the subject matter thereof and shall be fully complied with in addition to the said provisions of law unless such compliance shall be illegal.

         8.10 PROVISIONS CONTRARY TO PROVISIONS OF LAW. Any article, section, subsection, subdivision, sentence, clause or phrase of these Bylaws which upon being construed in the manner provided in Section 8.9 hereof, shall be contrary to or inconsistent with any applicable provisions of law, shall not apply so long as said provisions of law shall remain in effect, but such result shall not affect the validity or applicability of any other portions of these Bylaws, it being hereby declared that these Bylaws would have been adopted and each article, section, subsection, subdivision, sentence, clause or phrase thereof, irrespective of the fact that any one or more articles, sections, subsections, subdivisions, sentences, clauses or phrases is or are illegal.

         8.11 NOTICES. Any reference in these Bylaws to the time a notice is given or sent means, unless otherwise expressly provided, the time a written notice by mail is deposited in the United States mails, postage prepaid; or the time any other written notice is personally delivered to the recipient or is delivered to a common carrier for transmission, or actually transmitted by the person giving the notice by electronic means, to the recipient; or the time any oral notice is communicated, in person or by telephone or wireless, to the recipient or to a person at the office of the recipient who the person giving the notice has reason to believe will promptly communicate it to the recipient.

                                   ARTICLE IX
                                   AMENDMENTS

         Subject to Section 6.7 hereof, the original or other bylaws of the corporation may be adopted, amended or repealed by the stockholders entitled to vote; provided, however, that the corporation may, in its certificate of incorporation, confer the power to adopt, amend or repeal bylaws upon the directors. The fact that such power has been so conferred upon the directors shall not divest the stockholders of the power, nor limit their power to adopt, amend or repeal bylaws.

         Whenever an amendment or new bylaw is adopted, it shall be copied in the book of bylaws with the original bylaws, in the appropriate place. If any bylaw is repealed, the fact of repeal with the date of the meeting at which the repeal was enacted or the filing of the operative written consent(s) shall be stated in said book.

                                                                    Exhibit 10.1


                                     Employment Agreement with Anthony P. Deasey


                         EXECUTIVE EMPLOYMENT AGREEMENT


         EMPLOYMENT AGREEMENT, made as of the 27th day of November 2000 between ANTHONY DEASEY (the "Executive"), an individual residing at 11 Woods Lane, Elmira, NY 14905, and CELSION CORPORATION (the "Company"), a Maryland
corporation with offices at 10220-1 Old Columbia Road, Columbia, Maryland 21046-1705.


                                   WITNESSETH:

         WHEREAS, the Executive desires to be employed by the Company, and the Company desires that the Executive shall be employed by it and render services to it, and the Executive is willing to be so employed and to render services, all upon the terms and subject to the conditions set forth herein.

         NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:

         1. Employment, Duties and Acceptance.
         ---------------------------------

         1.1 The Company hereby employs Executive, and the Executive hereby accepts employment for the term ("Term") set forth in Section 2 hereof, to render services to Company as the Chief Financial Officer. The Executive represents and warrants to the Company that he has full power and authority to enter into this Agreement and that he is not under any obligation of a contractual or other nature to any person, firm or corporation which is inconsistent or in conflict with this Agreement, or which would prevent, limit or impair in any way the performance by Executive of his obligations hereunder.

         1.2 The Executive will have general supervision over the financial affairs of the Company and its subsidiaries or affiliates (referred to collectively as "Affiliates") and will have such other duties and responsibilities consistent with his position, as may reasonably be assigned to him by the Board of Directors. In addition, the Executive will serve as a senior officer of each of the Company's Affiliates. The Executive will report to the President and CEO of the Company.

         1.3 The Executive shall devote all of his business time and effort to the business and affairs of the Company, and shall use his best efforts, skills, and abilities to promote the interests of the Company, except for reasonable vacations and during periods of illness or incapacity, but nothing contained in this Agreement shall prevent the Executive from engaging in charitable, community or other business activities provided they do not interfere with the regular performance of the Executive's duties and responsibilities under this Agreement.

         1.4 Unless the Executive and the Company shall otherwise agree, the Executive's principal place of employment shall be in and around the Columbia, Maryland area, but the duties of the Executive shall include such visits to the Company's Affiliates, research and development partners, product and clinical trial test sites, customers, investment and other bankers, in each case at the expense of the Company, as the Executive determines is reasonably required in the performance of the Executive's responsibilities.

         2. Term.
         ----

         2.1 The term of this Agreement will commence as of November 27, 2000 and will terminate at the close of business on November 30, 2003, unless sooner terminated in accordance with the provisions of this Agreement ("Initial Term"). Thereafter, the employment of the Executive shall continue for successive one-year periods (each such one year period being hereinafter referred to as a "Renewal Term") unless the Corporation or Executive shall give notice to the other at least three months prior to the end of the Initial Term or any Renewal Term of the election of the Corporation or Executive to terminate the employment of the Executive at the end of the Initial Term or the then current Renewal Term.

         3. Base Salary.
         -----------

         3.1 For all services performed by the Executive under this Agreement, the Executive shall be paid a base salary ("Base Salary") for the first twelve months of the Initial Term at the annual rate of $200,000. The Base Salary for subsequent years shall be the greatest of (i) one hundred five percent (105%) of the Base Salary for the prior calendar year; (ii) the product of the multiplication of the Base Salary during the calendar year immediately preceding by the sum of (y) one hundred percent plus (z) the amount (expressed as a percent) by which the most recently reported Consumer Price Index ("CPI") applicable to the Washington-Baltimore Metropolitan region is greater than the CPI for that same region for the prior twelve months; or (iii) the sum offered by the Board of Directors after a review taking into account corporate and individual performance, the Company's prospects and general business conditions.

         3.2 Base Salary shall be paid in equal monthly or semi-monthly installments in keeping with the Company's standard payroll policies applicable to its senior executives.

         4. Option to Acquire Common Stock.
         ------------------------------

         4.1 The Company hereby grants to Executive as a bonus (the "Bonus Option"), a non-qualified stock option to acquire five hundred thousand (500,000) (fully paid and non-assessable shares of common stock, par value $0.01 per share (the "Common Stock") of the Company. The purchase price for each share of Common Stock acquired upon exercise of the stock options constituting the Bonus shall be $1.4375/share. The options to acquire the 500,000 shares of Common Stock shall vest in accordance with the following vesting schedule:
Executive may exercise his option to acquire one hundred sixty seven thousand (167,000) shares on or after November 27, 2000, his option to acquire one hundred sixty-seven thousand (167,000) shares on or after November 27, 2001, and his option to acquire one hundred sixty-six thousand (166,000) shares after

November 27, 2002. If the Executive is not employed by the Company on any of the three vesting dates, he shall no longer be entitled to exercise his option(s) to acquire Common Stock vesting on or after such date. Subject to the limitations set forth in this Agreement, the Executive may exercise the stock options constituting the Bonus, at any time prior to 5:00 PM (New York time) on November 27, 2010 (the "Expiration Date"), upon notice to the Company at its principal office at 10220-1 Old Columbia Road, Columbia, MD 21046-1705, Attention: Spencer
J. Volk, President and Chief Executive Officer (or at such other location as the Company may advise the Executive in writing) which time all unexercised options shall expire and be of no further legal force or effect.

         4.2 The Company shall at all times reserve for issuance and/or delivery such number of shares of its Common Stock as shall be required for issuance or delivery upon exercise of the Bonus Option. No fractional shares or scrip representing fractional shares shall be issued when the option is exercised. Common Stock issued on exercise of the Bonus Option may not be sold or offered for sale in the absence of effective registration under such securities laws, or an opinion of counsel satisfactory to the Company that such registration is not required. Common Stock issued on exercise of the Bonus Option may be sold by the Executive in transactions permitted by the provisions of Rule 144 of the Securities Act of 1933. Common Stock issued upon exercise of the Bonus Option shall bear an appropriate restrictive legend referring to the provisions hereof.

         5. Additional Performance Based Options.
         ------------------------------------

         5.1 As a form of incentive compensation to Executive, the Executive, the Company hereby grants to Executive a non-qualified stock option to acquire from the Company, on an original issue basis, an aggregate of four hundred thousand (400,000) fully paid and non-assessable shares of Common Stock at the several purchase prices designated below, upon the achievement by the Company of the several corporate accomplishments (the "Milestones") listed below (the "Performance Option").

         5.2 For purpose of this Section 5:

                  A. Corporate Milestones. The Performance Option to acquire Common Stock shall vest and thereafter be available for exercise in tranches as indicated herein if, and at any time after, the Company has achieved the following
                      Milestones:
                      o Completion of a secondary offering of Celsion shares (Tranche: 80,000 shares).
                      o Obtaining pre-marketing approval from the United States Food and Drug Administration for commercialization of the Company's BPH treatment system (Tranche: 80,000 shares).
                      o Obtaining pre-marketing approval from the United States Food and Drug Administration for commercialization of the Company's Breast Cancer treatment system (Tranche: 80,000 shares).
                      o Creation and financing of Liposome Division/ Subsidiary (Tranche: 80,000 shares). o Achievement of annual revenues for any calendar year of $5.0 million (Tranche: 80,000 shares).

                  B. Exercise Price. The exercise price payable per share for each stock option exercised after the occurrence of a Milestone shall be as follows:

         Upon achieving the first Milestone, $1.4375 per share;
                        Upon achieving the second Milestone,$1.58125 per share; Upon achieving the third Milestone, $1.725 per share; Upon achieving the fourth Milestone, $1.86875 per share; Upon achieving the fifth Milestone, $2.0125 per share.

                  C. Exercise of Performance Option. Subject to the limitations set forth in this Agreement, the Executive may exercise the Performance Option at any time on or after the date on which the applicable Milestone is achieved and so long as he is employed by the Company, but not later than the Expiration Date, upon notice to the Company at its principal office at 10220-1 Old Columbia Road, Columbia, MD 21046-1705, Attention: Spencer J. Volk, President and Chief Executive Officer (or at such other location as the Company may advise the Executive in writing). The notice shall be executed and delivered with the Purchase Form attached hereto duly filled in and signed and upon payment in cash or cashier's check of the aggregate Purchase Price for the number of shares which Executive is acquiring determined in accordance with the provisions hereof. If such date is a day on which banking institutions are authorized by law to close, then the Expiration Date shall be on the next succeeding day which shall not be such a day. The Performance Option may be exercised without regard to the sequence in which the Milestones have been achieved. A Notice of Exercise of the Performance Option shall be submitted by the Executive to the Company's Board of Directors, identifying the Milestone achieved and the number of shares covered by the relevant tranche. The Board of Directors shall be deemed to have approved the exercise of the Performance Option unless, within seventy-two (72) hours of the submission of the Notice of Exercise, the Board adopts a resolution determining that exercise of the Performance Option is not agreed as to the Milestone identified in the Notice of Exercise. In the absence of such a disaffirming  resolution,  Executive may acquire  Common Stock  thereafter by  presentation  of the
                      Notice of Exercise  either to the Company or at the office of its stock transfer agent, if any, and accompanied by payment in cash or cash equivalent of the exercise price for the number of shares of Common Stock specified in such Notice of Exercise, together with all federal and state taxes applicable upon such exercise.

                  D. Reservation of Shares. The Company hereby agrees that at all times there shall be reserved for issuance such number of shares of its Common Stock as shall be required for issuance or delivery to the Executive upon achievement of the Milestones set forth herein.

                  E.  Anti-Dilution Provisions.

                      (1)  Adjustment  of Number  of  Shares  of  Common  Stock.
                      Notwithstanding anything in this Section 5.2E to the contrary, in case the Company shall at any time issue Common Stock by way of dividend or other distribution on any stock of the Company or subdivide or combine the outstanding shares of Common Stock, the exercise price shall be proportionately decreased in the case of such issuance (on the day following the date fixed for determining shareholders entitled to receive such dividend or other distribution) or either decreased in the case of such subdivision or increased in the case of such combination (on the date that such subdivision or combination shall become effective).

                      (2) No  Adjustment  for Small  Amounts.  Anything  in this
                      Section 5.2E to the contrary, the Company shall not be required to give effect to any adjustment in the exercise price unless and until the net effect of one or more adjustments, determined as above provided, shall have require a change of the exercise price by at least one cent, but when the cumulative net effect of more than one adjustment so determined shall be to change the actual exercise price by at least one cent, such change in the exercise price shall thereupon be given effect.

                      (3) Number of Shares of Common Stock Adjusted. Upon any adjustment of the exercise price other than pursuant to
                      Section 5.2E(1) hereof, the Executive shall thereafter (until another such adjustment) be entitled to purchase, at the new exercise price, the number of shares, calculated to the nearest full share, obtained by multiplying the number of shares of Common Stock initially issuable upon achieving any Milestone by the exercise price in effect on the date hereof and dividing the product so obtained by the new exercise price.

                  G. Adjustments in the Event of a Recapitalization or Similar Transaction. In the event of a reclassification, recapitalization, stock split, reverse stock split, stock dividend or combination of shares, or other similar event, the number and class of shares issuable to the Executive upon exercise of either the Bonus Option or Performance Option shall be adjusted to reflect such event.

                  H. Acceleration Upon Change of Control. Notwith- standing any language to the contrary contained herein, if this Agreement is in effect at the time of the occurrence of a "Change of Control" event, the Bonus Option and Performance Option shall automatically vest 100% and immediately become exercisable upon the occurrence of the Change of Control event. For purposes of this Agreement, "Change of Control" event has the meaning set forth in
                      Section 11.1 hereof.

                  6.  Reimbursement for Expenses.

                      6.1 Company shall reimburse Executive for all reasonable out-of-pocket expenses paid or incurred by him in the course of his employment, upon presentation by Executive of valid receipts or invoices therefore, utilizing procedures and forms for that purpose as established by Company from time to time. In addition, the Company shall pay to the Executive a relocation allowance in the amount of Twenty Thousand Dollars ($20,000) plus reimbursement in full of the actual amount of all relocation expenses incurred by the Executive in moving from his present residence to the area in and around the headquarters of the Company. Both the relocation allowance and the reimbursement of relocation expenses will be "grossed up" by such amount as is necessary to cover the Executive's federal, state and local income tax liability arising from such payments.

                  7.  Vacations.

                      7.1 Executive shall be entitled to reasonable vacations (which shall aggregate no less than four (4) weeks vacation with pay) during each consecutive twelve (12) month period commencing on the date hereof Executive may not accumulate any vacation days which remain unused at the end of any year during the term hereof without the prior consent of the Company.

                  8.  Employee Benefit Programs, etc.

                      8.1 The Company shall provide the Executive with an automobile (or at Employee's option, a cash allowance in the amount of $450.00 per month in lieu thereof) for use in the performance of Executive's duties, along with fuel, fluids and maintenance, upon such terms and conditions as are approved by the Company. The Company will also either provide or pay or reimburse the Executive for the costs of a cellular telephone.

                      8.2 Subject to the Executive's meeting the eligibility requirements of each respective plan, Executive shall participate in and be covered by each pension, life insurance, accident insurance, health insurance, hospitalization, disability insurance and any other employee benefit plan of Company, as the case may be, made available generally from and after the date hereof to its respective senior executives, on the same basis as shall be available to such other executives without restriction or limitation by reason of this Agreement.

                      8.3 Nothing contained herein shall prevent the Company from at any time increasing the compensation provided to be paid to Executive herein, either permanently or for a limited period, or from paying bonuses and other additional compensation to Executive, whether or not based upon the earnings of the business of Company, or from increasing or expanding any employee benefit program applicable to the Executive, in the event the Company, in its sole discretion, shall deem it advisable so to do in order to recognize and compensate fairly Executive for the value of his services.

                  9.  Death or Disability.

                      9.1 If Executive shall die during the term hereof, this Agreement shall immediately terminate, except that Executive's legal representatives or designated beneficiaries shall be entitled to receive (i) the Base Salary due to Executive hereunder to the last day of the month following the month in which his death occurs, payable in accordance with the Company's regular payroll practices, (ii) all other benefits payable upon death under any employee benefit program or other insurance covering the Executive as of the date of death, and (iii) any stock option issued as part of the Bonus Option or Performance Option that was exercisable at the date of death may be exercised by the legal representative of the Executive's estate at any time or times during the period beginning on the date of death and ending one year after the date of death, or until the expiration of the stated term of such stock option, whichever period is shorter, and any stock option not exercisable at the date of death shall be forfeited.

                      9.2 In the event of the Disability of the Executive, as hereinafter defined, the Executive shall be entitled to continue to receive payment of his Base Salary (prorated as may be necessary) in accordance with the terms of Section 3 hereof through the last day of the sixth month following the month in which Executive's employment hereunder is terminated as a result of such Disability. At any time after the date of the Notice (as hereinafter defined) and during the continuance of the Executive's Disability, the Company may at any time thereafter terminate Executive's employment hereunder by written notice to the Executive. The term "Disability" shall mean physical or mental illness or injury which prevents the Executive from performing his customary duties for the Company for a period of thirty (30) consecutive days or an aggregate period of ninety (90) days out of any consecutive twelve (12) months. The date of commencement of Disability shall be the date set forth in the notice (the "Notice") given by Company to the Executive at any time following a determination of Disability, which date shall not be earlier than the date the Notice is given by Company. A determination of Disability by Company shall be solely for the purposes of this Section 9 and shall in no way affect the Executive's status under any other benefit plan applicable to the Executive.

                      9.3 Upon the occurrence of a Disability, and unless the Executive's employment shall have been terminated as provided in Section 9.2, the Executive shall, during such time as he is continuing to receive Base Salary payment as set forth in Section 9.2, perform such services for Company, consistent with his duties under Section 1 hereof, as he is reasonably capable of performing in light of the condition giving rise to a Disability. All payments due under Section 9.2 shall be payable in accordance with Company's regular payroll practices. Any amount paid to Executive pursuant to this Agreement by reason of his Disability, shall be reduced by the aggregate amount of all monthly disability payments which the Executive is entitled to receive under all workers compensation plans, disability plans and accident, health or other insurance plans or programs maintained for the Executive by Company, by any company controlling, controlled by, or under common control with, Company.

                      9.4 In the event the Executive's employment is terminated due to Disability, in addition to receipt of the Base Salary payments described in Section 9.2, any stock option issued as part of the Bonus or Performance Option that was exercisable at the date of Disability may be exercised by the Executive or his legal representative at any time or times during the period beginning on the date of Disability and ending one year after the date of Disability, or until the expiration of the stated term of such stock option, whichever period is shorter, and any stock option not exercisable at the date of Disability shall be forfeited.

                  10. Termination for Cause.

                      10.1 The employment of the Executive may be terminated by the Company for Cause. For this purpose, "Cause" shall mean:

                          (i) an act constituting a felony and resulting or intended to result, directly or indirectly, in his gain or personal enrichment at the expense of the Company and its shareholders;

                          (ii)    dishonest acts against the Company;

                          (iii)   illegal drug use; or

                          (iv) grossly or willfully neglecting to carry out his duties under this Agreement resulting in material harm to the Company.

The Executive's employment shall not be terminated for Cause under clauses (ii) or (iv) unless:

         (a) the Executive has received at least fifteen (15) days notice of a meeting of the Board of Directors at which meeting the Board shall consider the existence of Cause, shall provide the Executive with an opportunity to be heard before the Board, and, following such consideration and hearing, the Board has determined, based upon credible evidence, that grounds for Cause exist; and

         (b) the misconduct or breaches on which an assertion of Cause is based are not cured within thirty (30) days thereafter if such misconduct or breaches are capable of being cured.

                      10.2 In the event of a termination for Cause, the Executive shall (a) be entitled to any unpaid Base Salary pro rated up to the date of termination, and (b) any stock options not exercised prior to the date of termination shall automatically be forfeited by the Executive, and the Executive shall have no further rights under this Agreement. Furthermore, the Executive shall be and remain subject to all provisions of Section 13 below for the period indicated therein.

                  11. Termination Upon Change  of Control  or by Company Without
                      Cause.

                      11.1 A "Change in Control" shall occur: (A) if any Person, or combination of Persons (as hereinafter defined), or any affiliate of any of the above, is or becomes the "beneficial owner" (as defined in Rule l3d-3 promulgated under the Securities Exchange Act of 1934) directly or indirectly, of securities of the Company representing twenty-five percent (25%) or more of the total number of outstanding shares of common stock of the Company; (B) if individuals who, at the date of this Agreement, constitute the Board (the "Incumbent Directors") cease, for any reason, to constitute at least a majority thereof, provided that any new director whose election was approved by a vote of at least 75% of the Incumbent Directors shall be treated as an Incumbent
Director; or (C) the Company sells substantially all of its assets to a purchaser other than a subsidiary. For purposes hereof, "person" shall mean any individual, partnership, joint venture, association, trust, or other entity, including a "group" as referred to in section 13(d)(3) of the Securities Exchange Act of 1934.

                      11.2 If there occurs a Change in Control, and if there subsequently occurs a material adverse change, without the Executive's written consent, in the Executive's working conditions or status, including but not limited to a significant change in the nature or scope of the Executive's authority, powers, duties or responsibilities, or a reduction in the level of support services or staff, then, whether or not such change would otherwise constitute a breach of this Agreement by the Company, this Agreement may be terminated by notice given by the Executive, specifying the Change of Control and significant adverse change or changes.

                      11.3 Upon the termination of this Agreement in accordance with Section 11.2 above, the Executive shall be entitled, without any duty to mitigate damages, to:

                      (a) All unpaid Base Salary pro-rated up to the date of termination; and

                      (b) The opportunity to exercise any stock option issued as part of the Bonus Option or Performance Option that was exercisable at the date of termination may be exercised by the Executive at any time or times during the period beginning on the effective date of termination and ending one year after the date of termination, or until the expiration of the stated term of such stock option, whichever period is shorter, and any stock option not exercisable upon the effective date of termination shall be forfeited;

                      (c) A severance payment equal to 2.99 times the Base Salary in effect on the date of termination, payable at the election of the Executive, in either a lump sum payment payable immediately upon termination or over the course of the year immediately following the termination date; and

                      (d) All benefits available under the Company's employee benefit programs, to the extent applicable to senior executives voluntarily and amicably retiring from employment with the Company.

                      11.4 The payments and any other compensation and benefits to which the Executive is entitled under this Section 11 shall be made available to the Executive no later than thirty (30) days after the date of any termination referred to herein.

                      11.5 In the event that the Company shall actually or constructively terminate this Agreement during the Initial Term or any Renewal Term without cause (and with or without a Change of Control), the Executive shall be entitled to the same payments, compensation and rights as provided in the case of a termination by the Executive under Section 11.3.

                      11.6 In the event that Executive receives the payments and any other compensation and benefits referred to in this Section 11, he will be bound by the restrictive provisions of Section 13 for the period therein provided.

                  12. Termination by Executive.

                      12.1 If the Executive shall terminate his employment under this Agreement during the Initial Term without the express written consent of the Company, then, for purposes of establishing the rights of the Executive upon such termination, such termination shall be deemed the equivalent of a termination for Cause under Section 10.1, and the Executive shall have only those rights with regard to compensation as are set forth in Section 12.2, and the restrictive provisions of Section 13 below shall fully apply.

                      12.2 If the Executive shall terminate his employment under this Agreement during any Renewal Term without the express written consent of the Company, then, for purposes of establishing the rights of the Executive upon such termination, the Executive shall be entitled (i) to receive all unpaid Base Salary pro-rated up to the date of termination, and (ii) for a period of thirty
(30) days following the date of termination, to exercise any unexercised option to acquire Common Stock under either Section 4 or Section 5 hereof that was exercisable by the Executive on the date preceding the date of termination.

                      12.3 In the case of a termination pursuant to Section 12.2, the restrictions set forth in Section 13 shall apply to Executive for the period therein stated.

                  13. Restrictive Covenants; Compensation.

                      13.1 During such time as this Agreement shall be in effect, and as otherwise explicitly stated herein, for a period of three (3) years following the termination of Executive's employment with Cause, or one (1) year after voluntary termination of this Agreement by the Executive, and without the Company's prior written consent (which may be withheld for any reason or for no reason in Company's sole discretion), Executive shall not do anything in any way inconsistent with his duties to, or adverse to the interests of, the Company, nor shall Executive, directly or indirectly, himself or by or through a family member or otherwise, alone or as a member of a partnership or joint venture, or as a principal, officer, director, consultant, employee or stockholder of any other entity, compete with Company or be engaged in or connected with any other business competitive with that of Company or any of its affiliates, except that Executive may own as a passive investment not more than five percent (5%) of the securities of any publicly held corporation that may engage in such a business competitive with that of Company or any of its Affiliates.

                      13.2 In view of the fact that Executive will be brought into close contact with many confidential affairs of Company and its Affiliates not readily available to the public, Executive agrees during the Term of this Agreement and thereafter:

                      (a) to keep secret and retain in the strictest confidence all non-public information about (i) research and development, test results, suppliers, venture or strategic partners, licenses and patents or patent applications, planned or existing products, know-how, financial condition and other financial affairs (such as costs, pricing, profits and plans for future development, methods of operation and marketing concepts) of Company and its Affiliates; (ii) the employment policies and plans of the Company and its Affiliates; and (iii) any other proprietary information relating to the Company and its Affiliates, their operations, businesses, financial condition and financial affairs (collectively, the "Confidential Information") and, for such time as Company or any of its Affiliates is operating, Executive shall not disclose the Confidential Information to anyone not then an officer, director or authorized employee of Company or its Affiliates, either during or after the term of this Agreement, except in the course of performing his duties hereunder or with Company' express written consent or except to the extent that such confidential information can be shown to have been in the public domain through no fault of Executive; and

                      (b) to deliver to Company within ten days after termination of his services, or at any time Company may so request, all memoranda, notes, records, reports and other documents relating to Company or its Affiliates, businesses, financial affairs or operations and all property associated therewith, which he may then possess or have under his control.

                      13.3 Executive shall not at any time during the three-year period following the termination of his employment for any reason whatsoever, including termination resulting from the natural expiration of the term of this Agreement, (i) employ any individual who was employed by Company or any of its

Affiliates at any time during the such period or during the twelve (12) calendar months immediately preceding such termination, or (ii) in any way cause, influence or participate in the employment of any such individual by anyone else in any business that is competitive with any of the businesses engaged in by Company or any of its Affiliates.

                      13.4 Executive shall not at any time during the three-year period following the termination of his employment for any reason whatsoever, including termination resulting from the natural expiration of the term of this Agreement, directly or indirectly, either (i) persuade or attempt to persuade any customer or client of the Company or of any of its Affiliates to cease doing business with Company or with any Affiliate, or to reduce the amount of business it does with Company or with any of its Affiliates, (ii) solicit for himself or any person other than Company or any of its Affiliates, the business of any individual or business which was a customer or client of Company or any of its Affiliates at any time during the eighteen month period immediately preceding such termination.

                      13.5 Executive acknowledges that the execution and delivery by him of the promises set forth in this Section 13 is an essential inducement to Company to enter into this Agreement, and that Company would not have entered into this Agreement but for such promises. Executive further acknowledges that his services are unique and that any breach or threatened breach by Executive of any of the foregoing provisions of this Section 13 cannot be remedied solely by damages. In the event of a breach or a threatened breach by Executive of any of the provisions of this Section 13, Company shall be entitled to injunctive relief restraining Executive and any business, firm, partnership, individual, corporation or other entity participating in such breach or attempted breach. Nothing herein, however, shall be construed as prohibiting Company from pursuing any other remedies available at law or in equity for such breach or threatened breach, including the recover of damages and the immediate termination of the employment of Executive hereunder.

                      13.6 If any of the provisions of, or promises contained in, this Section 13 are hereafter construed to be invalid or unenforceable in any jurisdiction, the same shall not affect the remainder of the provisions or the enforceability thereof in any other jurisdiction, which shall be given full effect, without regard to the invalid portions or the unenforceability in such other jurisdiction. If any provisions contained in this Section 13 are held to be unenforceable in any jurisdiction because of the duration or scope thereof, the parties hereto agree that the court making such determination shall have the power to reduce the duration and/or scope (if such provision, in its reduced form, shall be enforceable); provided, however, that the determination of such court shall not affect the enforceability, duration or scope of this Section 13 in any other jurisdiction.

                  14. Relationship of Parties.

                      Nothing herein contained shall be deemed to constitute a partnership between or a joint venture by the parties, nor shall anything herein contained be deemed to constitute the Executive, the Company or any Affiliates the agent of the other except as is expressly provided herein. Neither Executive nor Company shall be or become liable or bound by any representation, act or omission whatsoever of the other party made contrary to the provisions of this Agreement.

                  15. Notices.

                      All notices and communications hereunder shall be in writing and delivered by hand or sent by registered or certified mail, postage and registration or certification fees prepaid, return receipt requested, or by overnight delivery such as Federal Express, and shall be deemed given when hand delivered or upon three (3) business days after the date when mailed, or upon one (1) business day after delivery to an agent for overnight delivery, if sent in such manner, as follows:

         If to Company    Celsion Corporation
                          10220-1 Old Columbia Road
                          Columbia, Maryland 21046-1705
                          Attention: Board of Directors


         With a copy to:  Venable, Baetjer and Howard, LLP
                          Mercantile Bank and Trust Building
                          Two Hopkins Plaza Suite 1800
                          Baltimore, Maryland 21201
                          Attention: Greg Cross


         If to Executive:           Mr. Tony Deasey

                                    -------------------------


         With a copy to:            -------------------------

                                    -------------------------

                                    -------------------------



The foregoing address may be changed by notice given in the manner set forth in this Section 15.

                      16. Disputes. The parties shall attempt in good faith to resolve all claims, disputes and other disagreements arising hereunder by negotiation. In the event that a dispute between the parties cannot be resolved within thirty (30) days of written notice from one party to the other party, such dispute shall, at the request of either party, after providing written notice to the other party, be submitted to arbitration in Columbia, Maryland in accordance with the arbitration rules of the American Arbitration Association then in effect. The notice of arbitration shall specifically describe the claims, disputes or other matters in issue to be submitted to arbitration. The parties shall jointly select a single arbitrator who shall have the authority to hold hearings and to render a decision in accordance with the arbitration rules of the American Arbitration Association. If the parties are unable to agree within ten (10) days, the arbitrator shall be selected by the Chief Judge of the Circuit Court for Howard County. The discovery rights and procedures provided by the Federal Rules of Civil Procedure shall be available and enforceable in the arbitration proceeding. The written decision of the arbitrator so appointed shall be conclusive and binding on the parties and enforceable by a court of competent jurisdiction. The expenses of the arbitration shall be borne equally by the parties to the arbitration, and each party shall pay for and bear the cost of its own experts, evidence and legal counsel, unless the arbitrator rules otherwise in the arbitration. Both parties agree to use their best efforts to cause a final decision to be rendered with respect to the matter submitted to arbitration within sixty (60) days after its submission.

                      17. Miscellaneous.

                      17.1 This Agreement contains the entire understanding of the parties hereto with respect to the employment of Executive by Company during the term hereof, and the provisions hereof may not be altered, amended, waived, terminated or discharged in any way whatsoever except by subsequent written agreement executed by the party charged therewith. This Agreement supersedes all prior employment agreements, understandings and arrangements between Executive and Company pertaining to the terms of the employment of Executive. A waiver by either of the parties of any of the terms or conditions of this Agreement, or of any breach hereof, shall not be deemed a waiver of such terms or conditions for the future or of any other term or condition hereof, or of any subsequent breach hereof.

                      17.2 The provisions of this Agreement are severable, and if any provision of this Agreement is invalid, void, inoperative or unenforceable, the balance of the Agreement shall remain in effect, and if any provision is inapplicable to any circumstances, it shall nevertheless remain applicable to all other circumstances.

                      17.3 Company shall have the right to deduct and withhold from Executive's compensation the amounts required to be deducted and withheld pursuant to any present or future law concerning the withholding of income taxes. In the event that Company makes any payments or incurs any charges for Executive's account or Executive incurs any personal charges with Company, Company shall have the right and Executive hereby authorizes Company to recoup such payments or charges by deducting and withholding the aggregate amount thereof from any compensation otherwise payable to Executive hereunder.

                      17.4 This Agreement shall be construed and interpreted under the laws of the State of Maryland applicable to contracts executed and to be performed entirely therein.

                      17.5 The captions and section headings in this Agreement are not part of the provisions hereof, are merely for the purpose of reference and shall have no force or effect for any purpose whatsoever, including the construction of the provisions of this Agreement.

                      17.6 To the extent any provision of this Agreement contemplates action after termination hereof or creates a cause of action or claim on which action may be brought by either party, such provision, cause of action or claims shall survive termination of Executive's employment or termination of this Agreement.

                      17.7 Executive may not assign nor delegate his duties under this Agreement; provided, however, that notwithstanding the foregoing this Agreement shall inure to the benefit of Executive's legal representatives, executors, administrators or successors and to the successors or assigns of Company.

                  IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

                                    CELSION CORPORATION

                                    By: /s/ Spencer J. Volk
                                        ---------------------
                                            Spencer J. Volk, President


                                    By: /s/ Anthony Deasey
                                    ----------------------
                                            Anthony Deasey

                                                                      Exhibit 11

                                               Computation of Earnings Per Share





    ----------------------------------------------------------------------------
                                                Three Months Ended June 30,
    ----------------------------------------------------------------------------
                                                     2001           2000


    Net (loss) income                           $   (1,616,619) $     (962,299)

    Net (loss) income per common share*         $        (0.02) $        (0.02)

    Weighted average shares outstanding             76,515,562      63,050,849
    ----------------------------------------------------------------------------



* Common stock equivalents have been excluded from the calculation of net loss per share, as their inclusion would be anti-dilutive.