Form 10-K
period 2001-09-30
CELSION CORP
filed 2001-12-28
CIK 749647

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________to _________

                        Commission file number 000-14242

                               CELSION CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                              DELAWARE                                                      52-1256615
                  --------------------------------                                      -------------------
                    State or Other Jurisdiction                                         (I.R.S.  Employer
                  of Incorporation or Organization                                      Identification No.)

                  10220-I OLD COLUMBIA ROAD
                     COLUMBIA, MARYLAND                                                      21046-1705
                  --------------------------------                                      -------------------
                  (Address of Principal Executive Offices)                                   (Zip Code)

Registrant's telephone number, including area code:            (410) 290-5390
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        As of December 20, 2001, 85,292,249 shares of the Registrant's Common Stock were issued and outstanding. As of December 20, 2001, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $45,901,693, based on the closing price for the Registrant's Common Stock on that date as quoted on the American Stock Exchange.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on February 15, 2002, are incorporated by this reference into Part III hereof, as indicated herein.

                                     PART I

ITEM 1.         BUSINESS

                                     GENERAL

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

BPH TREATMENT SYSTEM

        Benign Prostatic Hyperplasia

        Millions of aging men experience symptoms resulting from benign prostatic hyperplasia, or BPH, a non-cancerous urological disease in which the prostate enlarges and constricts the urethra. The prostate is a walnut-sized gland surrounding the male urethra that produces seminal fluid and plays a key role in sperm preservation and transportation. The prostate frequently enlarges with age. As the prostate expands, it compresses or constricts the urethra, thereby restricting the normal passage of urine. This restriction of the urethra may require a patient to exert excessive bladder pressure to urinate. Because the urination process is one of the body's primary means of cleansing impurities, the inability to urinate adequately increases the possibility of infection and bladder and kidney damage.

        Prevalence of BPH

        As BPH is an age-related disorder, its incidence increases with maturation of the population. Industry estimates suggest that more than 9 million men in the United States experience BPH symptoms and that more than 26 million men are affected by BPH worldwide. As the United States population continues to age the prevalence of BPH can be expected to continue to increase. It is generally estimated that approximately 50% of all men over 55 and 90% of all men over 75 will have BPH symptoms at various times. Also, industry studies estimate the overall costs of BPH therapy at approximately $2.5 to $3.0 billion annually in the United States and $8.0 to $10.0 billion worldwide for patients currently seeking treatment.

        Current Treatment Alternatives for BPH

        Like cancerous tumors, BPH historically has been treated by surgical intervention or by drug therapy. The primary treatment for BPH currently is transurethral resection of the prostate, or TURP, a surgical procedure in which the prostatic urethra and surrounding diseased tissue in the prostate are trimmed with a telescopic knife, thereby widening the urethral channel for urine flow. While the TURP procedure typically has been considered the most effective treatment available for the relief of BPH symptoms, the procedure has shortcomings. In the first instance, TURP generally requires from one to three days of post-operative hospitalization. In addition, a significant percentage of patients who undergo TURP encounter significant complications, which can include painful urination, infection, retrograde ejaculation, impotence, incontinence and excessive bleeding. Furthermore, the cost of the TURP procedure and the related hospitalization is high, ranging from $8,000 to $12,000. This cost does not take into account the costs of lost work time, which could amount to several weeks, or the costs related to adverse effects on patients' quality of life.

        Other, less radical, surgical procedures, generally categorized as "minimally invasive" ("MI") therapies, are available as alternatives to the TURP procedure. The primary MI treatments use microwave heating ("TUMT") to treat BPH by incinerating the obstructing portion of the prostate. TUMT involves sedation, catheterization and high levels of heat to incinerate a portion of the prostate. Two other MI therapies--interstitial RF therapy and laser therapy--employ, respectively, concentrated radio frequency
(RF) waves or laser radiation to reduce prostate swelling by cauterizing tissue instead of removing it with a surgical knife. However, these procedures require puncture incisions to be made in order to insert cauterizing RF or laser probes into the affected tissue and, therefore, also involve the use of a full operating facility and anesthesia, as well as the burning of prostate tissue by the probes. Although these procedures result in less internal bleeding and damage to the urethra than the TURP procedure and may decrease the adverse effects and costs associated with surgery, anesthesia and post-operative tissue recovery, they do not entirely eliminate these adverse consequences.

        Finally, drug therapy has emerged as an alternative to surgery in the last several years. There are several drugs available for BPH treatment, the two most widely prescribed being Hytrin and Proscar. Hytrin works by relaxing certain involuntary muscles surrounding the urethra, thereby easing urinary flow, and Proscar is intended actually to shrink the enlarged gland. However, industry studies have asserted that drug therapy costs $500 to $800 per year or more, must be maintained for life and does not offer consistent relief to a large number of BPH patients. In fact, studies have shown that 45% of patients who begin drug therapy for BPH drop out within the first year, primarily due to the ineffectiveness of currently available drug therapies. Also, all of the BPH drugs have appreciable side effects.

        Accordingly, neither the medicinal treatments nor the surgical alternatives available for BPH appear to provide fully satisfactory, cost-effective treatment solutions for BPH sufferers.

        Celsion BPH Treatment System

        We have developed a BPH treatment system -- "Microwave Uretheroplasty" -- that combines our microwave thermotherapy capability with a proprietary balloon compression technology licensed from MMTC, Inc. The system consists of a microwave generator and conductors and a computer and computer software programs that control the focusing and application of heat, plus a specially designed balloon catheter and consists of two fundamental elements:

    - Celsion's proprietary catheter, incorporating a balloon enlargement device, delivers computer-controlled transurethral microwave heating directly to the prostate at temperatures greater than 44(degrees) C (111(degrees) F).

    - Simultaneously, the balloon inflates the device and expands to press the walls of the urethra from the inside outward as the surrounding prostate tissue is heated.

The combined effect of this "heat plus compression" therapy is twofold: first, the heat denatures the proteins in the wall of the urethra, causing a stiffening of the opening created by the inflated balloon. Second, the heat serves effectively to kill off prostate cells outside the wall of the urethra, thereby creating sufficient space for the enlarged natural opening.

        The following schematic illustrates the Celsion technology:

                                   [GRAPHIC]

    -----------------    -----------      -----------      ----------------
    1 - PROSTATE WITH    2 - CELSION      3 - BALLOON      4 - URETHRA RE-
           BLOCKAGE       CATHETER          EXPANDED            OPENED
    -----------------    -----------      -----------      ----------------

        Pre-clinical animal studies have demonstrated that a natural "stent," or reinforced opening, in the urethra of the animals tested forms after the combined heat plus compression treatment. Also, the BPH system's relatively low temperature (43(degrees) C to 45(degrees) C) appears to be sufficient to kill prostatic cells surrounding the urethra wall, thereby creating space for the enlargement of the urethra opening. However, the temperature is not high enough to cause swelling in the urethra.

        Celsion's investigational minimally invasive Microwave Uretheroplasty treatment system is designed to overcome the limitations of all three of the current treatment systems. It is designed to be a relatively painless, rapid procedure that delivers the efficacy of surgical treatments without significant risks and the potential for life-altering side effects. The potential benefits of the Microwave Uretheroplasty system include walk-in, outpatient treatment that can be completed in less than an hour; no required sedation; generally no post-operative catheterization; and rapid symptomatic relief from BPH.

        Ultimate FDA approval for a device such as our equipment typically requires two phases of clinical testing. The purpose of Phase I testing is to show feasibility and safety and involves a small group of patients. Phase II testing may involve as many as 160 patients and is designed to show safety and efficacy. The FDA approved an Investigational Device Exemption, or IDE, to allow clinical testing of our BPH system in June 1998 and we completed initial Phase I clinical feasibility human trials of the BPH system at Montefiore Medical Center in May 1999. In the Phase I trials, the combination of computer-controlled microwave heat and balloon catheter expansion was able to increase peak flow rates and to provide immediate relief of symptoms caused by BPH. In addition, we undertook an expanded Phase I study to test an accelerated treatment protocol, which was completed in May 2000, at Montefiore Medical Center. In July 2000, the FDA approved the commencement of multiple-site Phase II studies to collect the safety and efficacy data necessary for FDA premarketing approval (PMA) for commercialization. All 160 patients required to be treated under the Phase II trial were treated as of November 29, 2001 and, as of that date, we submitted the first two of three required modules to the FDA in support of the PMA. We expect to submit the last module, consisting of clinical data, during the second quarter of 2002. If Phase II testing produces anticipated results and if our BPH system meets all other requirements for FDA approval and receives such approval, we intend to begin marketing the BPH system during the summer of 2002.

        Based on the information we have collected to date, we believe that our BPH system has the potential to deliver a treatment that is performed in one hour or less on an outpatient basis, would not require post-treatment catheterization and that would deliver symptomatic relief and an increase in urinary flow rates promptly after the procedure is completed.

BREAST CANCER TREATMENT SYSTEM

        Prevalence of Breast Cancer

        Breast cancer is one of the leading causes of death among women in the United States. According to statistics published in the American Cancer Society's A Cancer Journal for Clinicians, there were an average of 183,000 newly diagnosed breast cancer cases in the United States in each of the years from 1995 through 1999.

        Current Treatment for Breast Cancer

        Breast cancer is presently treated by mastectomy, the surgical removal of the entire breast, or by lumpectomy, the surgical removal of the tumor and surrounding tissue. Both procedures are often followed by radiation therapy or chemotherapy. The more severe forms of surgical intervention can result in disfigurement and a need for extended prosthetic and rehabilitation therapy.

        In addition, heat therapy (also known as hyperthermia or thermotherapy) is a historically recognized method of treatment of various medical conditions, and heat therapy has been used in the past to treat malignant tumors in conjunction with radiation and chemotherapy. As summarized in the Fourth Edition of Radiobiology for the Radiologist, published in 1994 by J.B. Lippincott Company, in 24 independent studies on an aggregate of 2,234 tumors, treatment consisting of heat plus radiation resulted in an average doubling of the complete response rate of tumors, compared to the use of radiation alone. The complete response rate for this purpose means the total absence of a treated tumor for a minimum of two years. Comparable increases in the complete response rate were reported with the use of heat combined with chemotherapy. In addition, it has been demonstrated on numerous occasions that properly applied heat, alone and without the concurrent use of radiation, can also kill cancer cells.

        Heat Therapy in Conjunction with Radiation; First Generation Celsion Equipment

        In 1989, we obtained FDA premarketing approval for our microwave-based Microfocus 1000 heat therapy equipment for use on surface and subsurface tumors in conjunction with radiation therapy. Until 1995, we marketed our Microfocus equipment for this use in 23 countries, but microwave heat therapy was not widely accepted in the United States medical community as an effective cancer treatment. Moreover, due to the limitations of microwave technology available at that time, it was difficult to deliver a controlled amount of heat to subsurface tumors without overheating surrounding healthy tissue.

        New Microwave Technology from MIT

        In 1993, we began working with researchers at the Massachusetts Institute of Technology, or MIT, who had developed, originally for the United States Defense Department, the microwave control technology known as "Adaptive Phased Array", or APA. This technology permits properly designed microwave equipment to focus and concentrate energy targeted at diseased tissue areas deep within the body and to heat them selectively, without adverse impact on surrounding healthy tissue. In 1996, MIT granted us an exclusive worldwide license to use this technology for medical applications and thereafter we have concentrated on developing a second generation of Microfocus equipment capable of focusing microwave energy on specific tissue areas. We have now incorporated the APA technology in our second-generation microwave therapy equipment.

        Second Generation Celsion Breast Cancer Treatment System

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

        In 1998, we completed pre-clinical animal testing of our prototype system at the Massachusetts General Hospital, a teaching hospital for Harvard Medical School in Boston, Massachusetts. Using breast tissue-equivalent phantoms and tumors in live animals, these studies demonstrated that our system is capable of selectively heating tumors at temperatures up to 46(degrees) C (115(degrees) F) without damage to surrounding healthy tissues. High temperatures maintained for eight to ten minutes can cause complete tumor necrosis (death), leading to the death of viable cancer cells within the tumor and in its immediate vicinity. A second prototype clinical breast cancer treatment system at Oxford University in England was used to demonstrate successfully the ability of our equipment to focus heat deep into animal tissue at precise locations and in small target areas. In our view, these animal tests demonstrate that it is possible to eliminate tumors by heat alone and without the use of radiation. Using the pre-clinical data from Massachusetts General, the FDA granted Celsion a supplemental premarketing approval to incorporate the APA technology with Celsion's already approved Microfocus 1000 system. The APA technology enhances the ability of the Microfocus 1000 system to focus energy.

        In January 1999, we received an IDE approval from the FDA to permit clinical testing of our breast cancer treatment system, and also received FDA approval to proceed with Phase I human clinical studies. In August 2000, we completed the treatment of ten patients in the Phase I study using our breast cancer equipment at Columbia Hospital in West Palm Beach, Florida, and at Harbor UCLA Medical Center in Torrance, California. In the study, our equipment was clinically tested on female breast tumors on a minimally invasive basis through a single application of precisely controlled and targeted heat. In December 2000, we received approval from the FDA to commence Phase II trials for our breast cancer system.

        The Phase II trials consist of two protocols--the first is designed to ablate (kill) small breast tumors using heat alone and the second is designed to downsize large breast cancer tumors using a combination of heat and chemotherapy, thus allowing a surgeon to perform a lumpectomy rather than a mastectomy, thereby preserving the affected breast. These trials are currently under way at Columbia Hospital, in Florida, Harbor UCLA in California and Halle Martin Luther Breast Center in Halle, Germany. We expect to add additional sites, both within the United States and in Europe, during the first quarter of 2002 and currently anticipate that we will complete the Phase II trials by the end of calendar year 2002. If the Phase II trials are successful, we expect to apply for the addition of a new indication of use to the existing FDA premarketing approval for our Microfocus equipment, denoting that the system can be used to destroy cancerous tumors and viable cancer cells within the human breast through the application of focused microwave heat energy alone. If testing and approvals proceed as anticipated, we expect to begin marketing this breast cancer system before the end of 2003.

THERMO-LIPOSOMES; DUKE UNIVERSITY TECHNOLOGY

        Background

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

        Development of Thermo-Sensitive Liposomes

        A team of Duke University scientists has developed heat-sensitive liposomes comprised of materials that rapidly change porosity when heated to a specific point. As the heat-sensitive liposomes circulate within the small arteries, arterioles, and capillaries, the drug contents of the liposomes are released in significantly higher levels in those tissue areas which have been heated for 30 to 60 minutes than in areas that do not receive heat. In animal trials it has been determined that 50 times the amount of drugs carried by heat-sensitive liposomes was deposited at a specific heated tissue site, when compared to conventional liposomes. We have been a sponsor of this research, which is part of a larger Duke University project to develop new temperature-sensitive liposomes, temperature-sensitive gene promoters and related compounds, and we are the exclusive licensee of Duke University's heat-activated liposome technology.

        Celsion's focused microwave equipment is used to provide minimally invasive heating of cancerous tumors to trigger heat-activated liposomes within the tumors. The heat-activated liposomes, which encapsulate chemotherapeutic agents, are injected into the bloodstream where they remain encapsulated until they release their drug payload inside the heated tumor. In preliminary tumor growth delay studies conducted at Duke University, tumor-bearing mice received a single intravenous injection of the liposome with a 5mg per kilogram Doxorubicin concentration. This was immediately followed by heating of the tumor to 42(degrees) C (108(degrees) F) for one hour. The result of the study was a complete disappearance of the tumors in 11 out of 11 mice. These animals remained disease free through 60 days of the study.

        In November 2001, we completed large animal toxicity studies involving our Doxorubicin-laden thermo-liposome at the Roswell Park Cancer Institute, a cancer research organization in Buffalo, New York. We expect to apply to the Food and Drug Administration for an IND for the use of this liposome in the treatment of prostate cancer using our Microfocus equipment as the means of heat activation during the first quarter of calendar year 2002, and to move forward with Phase I clinical trials thereafter.

        In addition, in January 2001, we entered into a Material Transfer Agreement, or MTA, with the National Cancer Institute, or NCI, under which we will supply heat-activated liposomes to enable the NCI to conduct clinical trials on liver cancer. NCI will use an RF heating device to isolate the tumors and to heat the liver, activating Celsion's heat-activated liposomes to kill peripheral cancer cells. Liver cancer has yet to be successfully treated with existing treatment modalities.

        Celsion and Duke University are pursuing further development work and pre-clinical studies aimed at using the new thermo-liposome technology in conjunction with our APA focused heat technology for a variety of applications, including cancer chemotherapy. We view the Duke thermo-liposome technology as a highly promising improvement in the delivery of medicines used to combat serious diseases. For example, the drugs used in chemotherapy regimens to fight cancer are often toxic when administered in large quantities, and produce nausea, vomiting, and exhaustion--all side effects of the body being poisoned. However, if such a drug can be delivered directly to a tissue area where it is needed, as opposed to being distributed through the entire circulatory system, the local concentration of the drug could be increased without the side effects that accompany large systemic dosing.

        In addition, in the July 1, 2000 issue of Cancer Research, a Duke University research scientist reported on his initial use of heat to activate gene therapy and to increase the production in animals of Interleukin-12, a genetic protein, in order to delay tumor growth. On August 8, 2000, we entered into an agreement with Duke University, subsequently renewed for six-month periods, under which Celsion has the right, for a period of six months thereafter, to negotiate an exclusive license for this technology.

        Production of Heat-Sensitive Liposomes

        We have established a relationship with Celator Corporation of Vancouver, Canada to provide Quality System Regulation, or QSR (formerly Good Manufacturing Practices, or GMP), production of our heat-activated liposome for our recently-completed large animal toxicity studies and our planned Phase I clinical study in humans. Celator is a leading drug formulation and discovery company that specializes in liposome drug development. Celsion will require a large-scale liposome manufacturer at such time as it reaches Phase II clinical trials and beyond. Toward that end, it has initiated discussions with a major Japanese liposome manufacturer for large-scale production of the Doxorubicin-based heat-activated liposome.

SLOAN-KETTERING / CELSION HEAT-ACTIVATED GENE THERAPY COMPOUNDS

        Background

        Cancer cells have the ability to repair themselves after radiation or chemotherapy. Thus, patients require repeated treatments to destroy substantially all of the cancer cells. Celsion has licensed from Sloan-Kettering Cancer Center, a biomedical innovation that promises significant improvements in cancer therapy. Sloan-Kettering has developed biological modifiers that inhibit cancer cells' ability to repair themselves. Activated by focused heat, this Cancer Repair Inhibitor, or CRI, temporarily disables the repair mechanism of cancer cells, making it possible to significantly reduce the number of radiation/chemotherapy treatments and/or lower the treatment dosage.

        A standard approach to treating cancer is radiation therapy combined with chemotherapy. High doses of radiation kill cancer cells or keep them from dividing, but produce chronic or acute side effects, including fatigue, neutropenia, anemia and leukopenia. Also, depending on the location of the tumor, other acute side effects may occur, including diarrhea, allopecia and various foreign ulcers. Chemotherapy presents comparable or more serious side effects.

        Oncologists are seeking ways to mitigate these side effects. In radiation therapy, these include hyperfractionated radiation, intra-operative radiation, three-dimensional radiation, stereotactic radiosurgery and the use of radio-labeled monoclonal antibodies and radio sensitizers. CRI falls into this latter category because it "sensitizes" a cancer cell for treatment by making it more susceptible to DNA damaging agents such as heat, chemicals or radiation. A product of advances in our understanding of the biology of cancer, CRI is one of a new class of "biologics" that are expected to become part of the cancer treatment protocol.

        The Celsion Technology--CRI Plus Focused Heat

        CRI can be activated in tumors by minimally invasive focused heat in the range of 41(degrees) C (106(degrees) F). This focused heat may be generated by Celsion's Adaptive Phased Array microwave technology, which provides deep heating without damage to surrounding healthy tissue. Having increased the susceptibility of cancer cells to DNA-damaging agents, radiation and chemotherapy treatment may then be administered with less frequency and/or at lower doses than currently is possible. CRI would then deactivate and the patient would resume normal post-treatment care.

        In September 2001, scientists at Sloan-Kettering successfully completed pre-clinical laboratory feasibility demonstrations to assess safety and biological activity of CRI. A small animal feasibility study, at Sloan-Kettering's Good Laboratory Practice (GLP) facility is expected to yield additional data during December 2001 to assist in drug formulation. Further studies with large animals to assess toxicity effects are expected to be conducted during 2002 and 2003. Based on the current development timeline, we expect to file an IND application with the Food and Drug Administration by the end of calendar year 2003 and anticipate that we will be in a position to commence Phase I clinical (human) trials before the end of calendar year 2004. At such time as we determine safety and dosage in our preliminary studies, we expect to form partnership(s) with one or more drug companies to scale-up manufacturing and marketing for larger pivotal studies

        In May 2000, we entered into an exclusive worldwide agreement with Sloan-Kettering for the commercial rights to the heat-activated gene therapy technology developed by Sloan-Kettering.

                    DEVELOPMENT, MARKETING AND SALES STRATEGY

OVERVIEW AND GOALS

        We are not currently engaged in marketing and sales, and are focusing our activities on the development and testing of our products. Our strategic plan is based upon our expertise and experience in the medical application of focused microwave heat and our relationships with and license rights from our institutional research partners. Our goal has been to employ these resources to develop minimally invasive or non-invasive, non-toxic treatment technologies with efficacy significantly exceeding that available from other sources. Using our management and staff, scientific advisory personnel and available financial resources, we are focusing our efforts on the following goals:

        -       Short-Term Goals; 12 to 24 Months

                - complete the clinical testing and commercialization of our BPH treatment system;

                - complete the development, testing, and commercialization of our second generation technology for the eradication of cancerous breast tumors; and

                - pursue the development and testing of targeted drug delivery via heat-sensitive liposomes for the purpose of concentrating chemotherapeutic drugs at tumor sites.

        -       Longer-Term Goals; 18 Months and Beyond

                - continue the development of gene therapy to significantly improve the effectiveness of radiation and chemotherapy on tumors; and

                - initiate, either alone or with partners, the development of cost-effective enhancements and variations of our technology, including a version of our Microfocus equipment for treating prostate and other cancers, and additional potential applications for heat-sensitive liposome therapy and heat-activated gene therapy in the treatment of inflammatory, infectious and genetic diseases.

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

BPH TREATMENT SYSTEM

           We intend to market our BPH treatment system by marketing to the constituencies critical to its success. In particular, we intend to target the approximately 2 million readily identified BPH sufferers currently employing drug therapies, as well as the estimated 7 million United States men afflicted with BPH who have not, as yet, sought treatment--the "watchful waiters"--with a focused message designed to encourage these anxious BPH sufferers to take advantage of a solution that will relieve their symptoms and help to restore the quality of their lives. We expect that this marketing effort will include the following elements:

        - Reimbursement: We have established reimbursement under the TUMT reimbursement code for Medicare patients participating in our Phase II clinical trials. Based on this precedent, we expect that our BPH treatment will be covered in a like manner by private insurers.

        -       Key Constituencies:

                    - Urology Practices. We expect first to target large urology practices, starting with the large practices participating in our Phase II trial. We intend to place our Microwave Uretheroplasty equipment in urologists' offices with no up-front capital cost to the physicians. The urologists will pay Celsion for each procedure performed using the equipment and, additionally, will purchase a unique disposable catheter from Celsion for each treatment. We believe that urology practices have experienced a loss of revenue to primary care physicians as a result of new drug therapies introduced to treat BPH and other urological disorders and that urologists will be favorably disposed toward its Microwave Uretheroplasty system, which could offer them a significant new revenue source.

                    - Consumers. We also expect to target BPH sufferers through aggressive use of promotional and advertising media. Due to the specificity of our target patient audience (males 50 years and older) and the geographic concentration of retirees, we expect to employ specific media in well defined and discrete markets to generate a high level of awareness of the availability of, and interest in, our treatment system. We also expect to utilize the Internet and other electronic methods to direct prospective patients to urology offices equipped to perform our Microwave Uretheroplasty procedure.

        - Primary Care Physicians. We have designed our marketing approach to enable us to bypass primary care physicians, whom we believe to be the most significant barrier to the success of our BPH treatment system. Generally, under current managed care protocols, a patient must first visit his primary care physician who, after reviewing the patient's symptoms, may either treat him or refer him to a specialist. With increasing availability of drug therapies to treat urological disorders, the number of referrals to urologists has been declining. We intend to ensure that BPH sufferers are aware of our Microwave Uretheroplasty treatment system so that they are in a position to insist that they be referred to a urologist to obtain treatment.

        We expect to establish a direct sales force to market our Microwave Uretheroplasty treatment system in the United States. Consistent with our marketing plan, this sales force will target leading urologists, hospitals and HMOs on a nationwide basis. We are in discussions with medical device organizations for distribution of our treatment system in Asian markets and expect to enter into definitive Asian distribution arrangements during calendar year 2002.

                    LICENSE AGREEMENTS AND PROPRIETARY RIGHTS

        We do not own any patents, although we do have three United States patents pending, two of which have been filed internationally. Two of our pending United States patent applications are directed to our BPH treatment system, with the third directed to our breast cancer treatment. Through our license agreements with MIT, MMTC, Duke and Sloan-Kettering, we have exclusive rights, within defined fields of use of nine United States patents. Three of these patents relate to the treatment of BPH, four relate to thermotherapy for cancer, including the APA technology, one relates to heat-sensitive liposomes and one relates to gene therapy.

        The MIT, MMTC, Duke University and Sloan-Kettering license agreements each contains license fee, royalty and/or research support provisions, testing and regulatory milestones, and other performance requirements that we must meet by certain deadlines with respect to the use of the licensed technologies. In conjunction with the patent holders, we intend to file international applications for certain of the United States patents.

        In 1996, we entered into a patent license agreement with MIT, pursuant to which we obtained exclusive rights to use of MIT's patented APA technology in conjunction with application of heat to breast tumor conditions, the application of heat to prostate conditions and all other medical uses. MIT has retained certain rights in the licensed technology for non-commercial research purposes. MIT's technology has been patented in the United States and MIT has patents pending for its technology in China, Europe, Canada and Japan. The term of our exclusive rights under the MIT license agreement expires on the earlier of ten years after the first commercial sale of a product using the licensed technology or October 24, 2009, but our rights continue on a non-exclusive basis for the life of the MIT patents.

        We entered into a license agreement with MMTC in 1996, by which we currently have exclusive worldwide rights to MMTC's patents related to its balloon compression technology for the treatment of prostatic disease in humans. Our exclusive rights under the MMTC license agreements extend for the life of MMTC's patents. MMTC currently has patents in the United States and Canada. The terms of these patents expire at various times from April 2008 to November 2014. In addition, MMTC also has patent applications pending in Japan and Europe.

        On November 10, 1999, we entered into a license agreement with Duke University under which we received exclusive rights (subject to certain exceptions) to commercialize and use Duke's thermo-liposome technology. The license agreement contains annual royalty and minimum payment provisions and also requires us to make milestone-based royalty payments measured by various events, including product development stages, FDA applications and approvals, foreign marketing approvals and achievement of significant sales. However, in lieu of such milestone-based cash payments, Duke has agreed to accept shares of our common stock to be issued in installments at the time each milestone payment is due, with each installment of shares to be calculated at the average closing price of the common stock during the 20 trading days prior to issuance. The total number of shares issuable to Duke under these provisions is subject to adjustment in certain cases, and Duke has "piggyback" registration rights for public offerings taking place more than one year after the effective date of the license agreement. We are currently renegotiating certain terms of our contractual arrangements with Duke.

        Our rights under our license agreement with Duke University extend for the longer of 20 years or the end of any term for which any relevant patents are issued by the United States Patent and Trademark Office. Currently, we have rights to Duke's patent for its thermo-liposome technology in the United States, which expires in 2018, and to future patents received by Duke in Canada, Europe, Japan and Australia, where it has patent applications pending. The European application can result in coverage in the United Kingdom, France and Germany. For this technology, our license rights are worldwide, with various patent rights covering the United States, Canada, the United Kingdom, France, Germany and Japan.

        We entered into a license agreement with Sloan-Kettering in November 2000 by which we obtained exclusive rights to Sloan-Kettering's United States patent and to patents that Sloan-Kettering may receive in the future for its heat-sensitive gene therapy in Japan, Canada and Europe, where it has patent applications pending. Our rights under the agreement with Sloan-Kettering will terminate at the later of 20 years after the date of the agreement or the last expiration date of any patent rights covered by the agreement.

        In addition to the rights available to us under completed or pending license agreements, we rely on our own proprietary know-how and experience in the development and use of microwave thermotherapy equipment, which we seek to protect, in part, through proprietary information agreements with employees, consultants and others. We cannot offer assurances that these information agreements will not be breached, that we will have adequate remedies for any breach or that these agreements, even if fully enforced, will be adequate to prevent third-party use of our proprietary technology. Similarly, we cannot guarantee that technology rights licensed to us by others will not be successfully challenged or circumvented by third parties, or that the rights granted will provide us with adequate protection. We are aware of published patent applications filed after November 29, 2001 and issued patents belonging to other companies, and it is uncertain whether any of those patent documents found, or patent applications filed before November 29, 2001 of which we may not have any knowledge, will require us to alter our potential products or processes, pay licensing fees, or cease certain activities.

                                  MANUFACTURING

        Celsion presently manufactures its BPH equipment in-house and anticipates that it will continue to do so for the immediate future. However, as the market develops, we expect that we will outsource some or all of our BPH equipment manufacturing.

        We believe we are best suited to conduct basic research and development activities, to pursue a prototype product through clinical testing and regulatory approval, to engage in initial manufacturing activities during product launch and to market the final product. Accordingly, we do not intend to engage in large-scale manufacturing with respect to our breast cancer treatment system or any other possible future products, but instead intend generally to outsource the manufacture of final commercial products, components and disposables. Based on past experience, we do not anticipate any significant obstacles in identifying and contracting with qualified suppliers and manufacturers.

                            THIRD-PARTY REIMBURSEMENT

        Third-party reimbursement arrangements will likely be essential to commercial acceptance of our new devices, and overall cost-effectiveness and physician advocacy will be keys to obtaining such reimbursement. We believe that our equipment can be used to deliver treatment at substantially lower total cost than surgical treatments for BPH or cancer or than continuous drug therapy. Consequently, we believe that third-party payors seeking procedures that provide quality clinical outcomes at relatively lower cost will help drive acceptance of our products.

        For BPH, our strategy is to use reimbursement codes currently approved for TUMT in the United States and which have been approved for Medicare patients in connection with BPH treatment in our Phase II clinical trials. For breast cancer, we expect that our strategy for obtaining new reimbursement authorizations in the United States will be to obtain appropriate reimbursement codes and to perform studies in conjunction with clinical trials to establish the efficacy and cost-effectiveness of the procedures as compared to surgical and drug treatments for BPH and cancerous breast tumors. We plan to use this information when approaching health care payors to obtain new reimbursement authorizations.

        With the increasing use of managed care and capitation as means to control health care costs in the United States, we believe that physicians may view our products as a tool to treat BPH and breast cancer patients at a lower total cost, thus providing them with a competitive advantage when negotiating managed care contracts. This is especially important in the United States, where a significant portion of the aging, Medicare-eligible population is moving into a managed care system.

        Subject to regulatory approval for the use of our equipment to treat BPH and breast cancer, we anticipate that physicians will submit insurance claims for reimbursement for such procedures to third-party payors, such as Medicare carriers, Medicaid carriers, health maintenance organizations and private insurers. In the United States and in international markets, third-party reimbursement is generally available for existing therapies used to treat cancer and BPH. The availability and level of reimbursement from such payors for the use of our new products will be a significant factor in our ability to commercialize these systems.

        We expect that new regulations regarding third-party reimbursement for certain investigational devices in the United States will allow us to pursue early reimbursement from Medicare with individual clinical sites prior to receiving FDA approval. However, FDA approval likely will be necessary to obtain a national coverage determination from Medicare. The national coverage determination for third-party reimbursement will depend on the determination of the Centers for Medicare and Medicaid Service, or CMS (formerly known as the United States Health Care Financing Administration, or HCFA), which establishes national coverage policies for Medicare carriers, including the amount to be reimbursed, for coverage of claims submitted for reimbursement related to specific procedures. Private insurance companies and health maintenance organizations make their own determinations regarding coverage and reimbursement based upon "usual and customary" fees. Reimbursement experience with a particular third-party payor does not reflect a formal reimbursement determination by the third-party payor. New outpatient procedure codes were instituted on August 1, 2000. Our ability to petition successfully for these new reimbursement codes will ultimately determine the degree of success we achieve in implementing our business model.

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

                    REGULATION OF SALES IN THE UNITED STATES

FDA REGULATION--RESEARCH AND APPROVAL

        Our research and development activities, pre-clinical tests and clinical trials and, ultimately, the manufacturing, marketing and labeling of our products, are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or FDCA, the Public Health Service Act, or PHSA, and the regulations promulgated by FDA govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising, promotion, import and export of our products.

        Under these statutes, our Microwave Uretheroplasty treatment system is regulated as a class III medical device, our heat-activated liposomes may be regulated as a new drug and our Cancer Repair Inhibitor may be regulated as a biological product. The steps ordinarily required before such products can be marketed in the United States include (a) pre-clinical and clinical studies; (b) the submission to the FDA of an Investigational Device Exemption, or IDE, or an Investigational New Drug application, or IND, which must become effective before human clinical trials may commence; (c) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product; (d) the submission to the FDA of a Pre-Market Approval application, or PMA, a New Drug Application, or NDA, or a Biological License Application, or BLA; and (e) FDA approval of the application, including approval of all product labeling.

        Pre-clinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of the product. Pre-clinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practice. The results of pre-clinical tests are submitted to the FDA as part of an IDE or IND and are reviewed by the FDA before the commencement of human clinical trials. Submission of an IDE or IND will not necessarily result in FDA authorization to commence clinical trials and the absence of FDA objection to an IDE or IND does not necessarily mean that the FDA will ultimately approve a PMA or that a product candidate otherwise will come to market.

        Clinical trials involve the administration of therapy to humans under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with Good Clinical Practices, or GCP, under protocols submitted to the FDA as part of the IDE or IND. Also, each clinical trial must be approved and conducted under the auspices of an Institutional Review Board, or IRB, and with patient informed consent. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution conducting the clinical trials.

        Clinical trials are typically conducted in two or three sequential phases, but the phases may overlap. Phase I clinical trials involve the initial introduction of the therapy to a small number of subjects. Phase II trials are generally larger trials conducted in the target population. For devices such as our Microwave Uretheroplasty treatment system, Phase II studies may serve as the pivotal trials (demonstrating safety and effectiveness required for approval). In the case of drugs and biological products, Phase II clinical trials generally are conducted in a target patient population to gather evidence about the pharmacokinetics, safety and biological or clinical efficacy of the drug for specific indications, to determine dosage tolerance and optimal dosage and to identify possible adverse effects and safety risks. When a drug or biological compound has shown evidence of efficacy and an acceptable safety profile in Phase II evaluations, Phase III clinical trials are undertaken to serve as the pivotal trials to demonstrate clinical efficacy and safety in an expanded patient population.

        There can be no assurance that any of our clinical trials will be completed successfully, within any specified time period or at all. Either the FDA or we may suspend clinical trials at any time, if either the FDA or we conclude that clinical subjects are being exposed to an unacceptable health risk or for other reasons. The FDA inspects and reviews clinical trial sites, informed consent forms, data from the clinical trial sites, including case report forms and record keeping procedures, and the performance of the protocols by clinical trial personnel to determine compliance with Good Clinical Practices. The FDA also examines whether there was bias in the conduct of clinical trials. The conduct of clinical trials is complex and difficult, especially in pivotal Phase II or Phase III trials. There can be no assurance that the design or the performance of the pivotal clinical trial protocols or any of our current or future product candidates will be successful.

        The results of pre-clinical studies and clinical trials, if successful, are submitted in an application for FDA approval to market the device, drug or biological product for a specified use. The testing and approval process requires substantial time and effort, and there can be no assurance that any approval will be granted for any product at any time, according to any schedule, or at all. The FDA may refuse to approve an application if it believes that applicable regulatory criteria are not satisfied. The FDA may also require additional testing for safety and efficacy. Moreover, if regulatory approval is granted, the approval will be limited to specific indications. There can be no assurance that any of our product candidates will receive regulatory approvals for marketing or, if approved, that approval will be for any or all of the indications that we request.

        The FDA is authorized to require user fees for submission of NDAs and BLAs. The current user fee for such applications is $267,606 and may increase from year to year. The FDA is also authorized to require annual user fees for approved products and for companies with establishments at which finished products are manufactured, which fees may increase from year to year. The FDA may waive or reduce such user fees under special circumstances. We intend to seek waivers or reductions of user fees where possible, but we cannot be assured that we will be eligible for any such waiver or reduction.

FDA REGULATION--POST-APPROVAL REQUIREMENTS

        Even if we receive necessary regulatory approvals for one or more of our product candidates, our manufacturing facilities and products are subject to ongoing review and periodic inspection. Each U.S. device, drug and biologic manufacturing establishment must be registered with the FDA. Manufacturing establishments in the U.S. and abroad are subject to inspections by the FDA and must comply with the FDA's Good Manufacturing Practice, or GMP, regulations. Medical devices must comply with the FDA's Quality System, or QSR, regulations. In order to ensure full technical compliance with such regulations, manufacturers must expend funds, time and effort in the areas of production and quality control. The FDA stringently applies regulatory standards for manufacturing.

        We are also subject to recordkeeping and reporting regulations, including the FDA's mandatory Medical Device Reporting, or MDR, regulations. These regulations require, among other things, the reporting to FDA of adverse events alleged to have been associated with the use of a product or in connection with certain product failures.

        Labeling and promotional activities also are regulated by the FDA and, in certain instances, by the Federal Trade Commission, or FTC. We must also comply with recordkeeping requirements as well as requirements to report certain adverse events involving our products. The FDA can impose other post-marketing controls on us as well as our products including, but not limited to, restrictions on sale and use, through the approval process regulations and otherwise.

        Failure to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, injunctions and other equity remedies, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant approvals, pre-market clearance or pre-market approval, withdrawal of approvals and criminal prosecution.

OUR COMPLIANCE WITH FDA REGULATION

        We believe that we are substantially in compliance with FDA regulations governing the manufacturing and marketing of medical devices. We previously received pre-marketing approval from the FDA for our original Microfocus 1000 cancer treatment equipment for surface and subsurface tumors in conjunction with radiation. We have also received a supplemental pre-marketing approval to add the APA technology from MIT to our Microfocus 1000 equipment. We are seeking a new indication of use to permit the use of our improved Microfocus equipment with APA for breast tumor ablation using heat alone.

        We also received approval to conduct an expanded Phase I study using our BPH treatment system. The purpose of the expanded Phase I study was to test a revised protocol, intended both to shorten significantly the BPH treatment time for each patient application and to lower the manufacturing cost for a disposable device used during the treatment. This expanded Phase I study was completed in May 2000. In July 2000 the FDA approved the commencement of multiple-site Phase II studies, and the first of such studies commenced effective October 18, 2000. All 160 patients required to be treated under the Phase II trial were treated as of November 29, 2001 and, as of that date, Celsion submitted the first two of three required modules to the FDA in support of the PMA. We expect to submit the last module, consisting of clinical data, during the second quarter of 2002.

        In August 2000 we completed the treatment of ten patients in a Phase I Study of our breast cancer treatment system and, in December 2000, we received FDA approval to commence Phase II clinical trials. The Phase II trials consist of two protocols--the first is designed to ablate (kill) small breast tumors using heat alone and the second is designed to downsize large breast cancer tumors using a combination of heat and chemotherapy, thus allowing a surgeon to perform a lumpectomy rather than a mastectomy, thereby preserving the affected breast. If the Phase II trials are successful, we expect to apply for the addition of a new indication of use to the existing FDA pre-market approval for its Microfocus equipment, denoting that the system can be used to destroy cancerous tumors and viable cancer cells within the human breast through the application of focused microwave heat energy alone. If testing and approvals proceed as anticipated, we expect to begin marketing this breast cancer system before the end of 2003.

OTHER FEDERAL REGULATION

        The Federal Communications Commission regulates the frequencies of microwave and radio-frequency emissions from medical and other types of equipment to prevent interference with commercial and governmental communications networks. The FCC has approved the frequency of 915 MHZ for medical applications, and machines utilizing that frequency do not require shielding to prevent interference with communications. Our Microfocus and BPH treatment products utilize the 915 MHZ frequency.

        In December 1984 the HCFA (now known as the Centers for Medicare and Medicaid Service, or CMS) approved reimbursement under Medicare and Medicaid for thermotherapy treatment when used in conjunction with radiation therapy for the treatment of surface and subsurface tumors. At this time, most of the large medical insurance carriers in the United States have approved reimbursement for this type of thermotherapy treatment under their health policies. Thermotherapy treatment administered using equipment that has received pre-marketing approval is eligible for such reimbursement.

                           REGULATION OF FOREIGN SALES

        Sales of domestically produced drugs, biologics and medical devices outside of the United States are subject to United States export requirements and foreign regulatory controls. Drugs, biologics, and devices that are subject to pre-marketing approval requirements and have not received FDA marketing approval cannot be exported unless they are approved in the European Union, or EU, in a country in the EU or the European Free Trade Association, or in certain other countries specified in the FDCA.

        Products approved in these countries may be exported to other countries in which they are legal for marketing. Such products must bear labeling that complies with both the country of approval and the country to which the product is exported. In the case of drugs and biologics, there must also be a valid marketing authorization by a responsible authority and FDA must make detailed determinations regarding the adequacy of the statutory or regulatory requirements of the importing country.

        Exported products that are not approved in the United States are subject to other FDA regulatory requirements as well, including substantial compliance with good manufacturing practice requirements. FDA may prohibit export if there is a determination that the exportation of the product presents an imminent hazard to the public health of the importing country or to the United States if reimported.

        Upon exportation, our products would be subject to regulation by national governments and supranational agencies as well as by local agencies affecting, among other things, product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. There can be no assurance that one or more countries or agencies will not impose regulations or requirements that could have a material adverse effect on our ability to sell our products.

        In the EU, the harmonization of standards has caused a shift from a country-by-country regulatory system towards an EU-wide single regulatory system. However, many members of the EU have imposed additional country specific regulations/requirements. The approval procedure varies from member state to member state, and the time required may be longer or shorter than that required for FDA approval. There can be no assurance that the changes in the regulatory schemes imposed either by the EU, supranational agencies or individual countries affecting our products will not have a material adverse effect on our ability to sell our products in countries other than the United States.

        The rigorous and lengthy steps currently required before a medicinal product may be marketed in the EU include: (a) adequate non-clinical tests and clinical trials, (b) the submission to the EMEA or to the respective Member States' Medicines Agencies of an application for a marketing authorization, supported by all necessary documents and test results, and (c) approval of the application, including approval of all product labeling and packaging. In all cases, the safety, efficacy and quality of candidate products must be demonstrated according to demanding criteria under EU and national rules. There can be no assurance that our non-clinical tests and clinical trials performed in the United States will be recognized and accepted by the various regulatory authorities in the EU. Such authorities may require additional non-clinical tests and clinical trials and other studies. Non-clinical tests on chemical products in the EU must be conducted by laboratories that comply with harmonized principles of Good Laboratory Practice, or GLP. Member States generally require that clinical trials be conducted in accordance with specific national Good Clinical Practices, or GCP. Moreover, many Member States require compliance with principles of GMP in the manufacture of medicinal products intended for use in clinical trials. The complex array of national requirements for clinical trials conducted in the EU may delay the regulatory approvals necessary to commence "multi-center" clinical trials.

        Failure to comply with foreign regulatory requirements can result in, among other things, warning letters, fines, injunctions and other equitable remedies, civil penalties, recall orders or seizure of products, total or partial suspension of production, refusal of the health authorities to grant desired approvals, the withdrawal of approvals and criminal prosecution.

        We have sold our original products in 23 countries in Asia, Europe and South America. Meeting the registration requirements within these countries was the responsibility of our distributors in each of these countries. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. We expect to receive approvals for marketing in a number of countries outside the United States prior to the time that we will be able to market our products in the United States. However, the timing for such approvals currently is not known.

                                   COMPETITION

        Many companies and institutions are engaged in research and development of thermotherapy technologies for both cancer and prostate disease products that seek treatment outcomes similar to those we are pursuing. In addition, a number of companies and institutions are pursuing alternative treatment strategies through the use of radio frequency, laser and ultrasound energy sources, all of which appear to be in the early stages of development and testing. We believe that the level of interest by others in investigating the potential of thermotherapy and alternative technologies will continue and may increase. Potential competitors engaged in all areas of cancer and prostate treatment research in the United States and other countries include, among others, major pharmaceutical and chemical companies, specialized technology companies, universities and other research institutions. Most of our competitors and potential competitors have substantially greater financial, technical, human and other resources, and may also have far greater experience than we have, both in pre-clinical testing and human clinical trials of new products and in obtaining FDA and other regulatory approvals. One or more of these companies or institutions could succeed in developing products or other technologies that are more effective than any which we have been or are developing, or which could render our technology and products obsolete and non-competitive. Furthermore, if we are permitted to commence commercial sales of products, we will also be competing, with respect to manufacturing efficiency and marketing, with companies having greater resources and experience in these areas.

        Several companies in the United States and overseas, including BSD Medical Corporation and Labthermics Technology, Inc., have marketed equipment that uses heat produced by microwaves or ultrasound to treat surface and subsurface cancer, either with or without the concurrent use of radiation or chemotherapy. To our knowledge, among these entities, BSD Medical Corporation has the longest business history and has sold the largest number of microwave thermotherapy units for the treatment of surface and subsurface cancer, but we do not believe that BSD Medical Corporation has a dominant competitive position or that its equipment has been widely accepted for use in the treatment of cancer. We believe BSD Medical Corporation is attempting to develop more advanced versions of its equipment for use in treating deep-seated tumors.

        In the treatment of BPH, EDAP TMS S.A., a French company, has marketed a device named the "Prostatron," both in the United States and overseas, which uses microwave-generated heat to destroy enlarged prostate tissue. Also, Urologix, Inc., a domestic company, has introduced a BPH medical device similar to the Prostatron. In October 2000, Urologix acquired the Prostatron product line from EDAP. While we believe these devices have not been widely used or accepted by providers of medical treatment for BPH, there is no guarantee that EDAP TMS S.A. or Urologix, Inc. will not seek to introduce improved equipment for the treatment of BPH. We are aware of other companies currently developing or marketing devices using other forms of energy, including laser, radio frequency, ultrasound and infrared technologies, for the treatment of BPH. If any of these treatment technologies become widely accepted by the medical community in the future, such acceptance could pose a pose a significant competitive risk to us.

                         PRODUCT LIABILITY AND INSURANCE

        Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. We presently have product liability insurance limited to $5,000,000 per incident, and, if we were to be subject to a claim in excess of this coverage or to a claim not covered by our insurance and the claim succeeded, we would be required to pay the claim out of our own limited resources.

                                    EMPLOYEES

        We presently employ 17 full-time employees and also utilize the services of some part-time consultants from time to time. In addition, our Scientific Advisory Board actively assists our management with advice on various projects. None of our employees are represented by a collective bargaining organization, and we consider our relations with our employees to be good.

ITEM 2.         PROPERTIES

        We lease premises consisting of approximately 22,300 square feet of administrative office, laboratory and workshop space at 10220-I Old Columbia Road, Columbia, Maryland 21046-1705 from an unaffiliated party under a five-year lease that expires on June 30, 2005. Rent expense for the year ended September 30, 2001 was $227,961. Future minimum lease obligations are as follows:

                       2002                     $294,071
                       2003                      302,779
                       2004                      311,789
                       2005                      239,018

        In the year ended September 30, 2001 we began subleasing 13,385 square feet of its office/warehouse space to an unrelated party, generating rental income of $45,609. The sublease yields rent of $15,203 per month and ends January 1, 2001. The tenant has indicated that it does not intend to renew the lease and we currently are seeking a substitute tenant.

ITEM 3.         LEGAL PROCEEDINGS

        On April 27, 2000, we initiated an action in the United States District Court for the District of Maryland against Warren C. Stearns, a former director of Celsion, Mr. Stearn's management company, SMC, and a number of affiliates, family members and colleagues of Mr. Stearns, who held warrants for the purchase of approximately 4.1 million shares of our common stock. With the advice of counsel, we concluded that the warrants should be rescinded because they violated Section 15 of the Securities and Exchange Act of 1934. Our claims in this action as originally filed are referred to as "Count I".

        On January 18, 2001, the Maryland District Court transferred the case to the United States District Court for the Northern District of Illinois, in Chicago, and on July 17, 2001, we filed a motion to amend our complaint to add a second count, Count II, alleging that Mr. Stearns, on behalf of himself and the other original defendants, had executed a Mutual Release which released any right the original defendants had to exercise the warrants. This motion was granted on July 19, 2001.

        On August 9, 2001, the original defendants filed a counterclaim against Celsion, certain of its officers and directors and an attorney and law firm that had represented Celsion. The counterclaim alleges (i) that Celsion's failure to register the common stock was a breach of the warrants; (ii) that the filing of the complaint by Celsion was a breach of the Mutual Release; (iii) that the parties named in the counterclaim intentionally interfered with Celsion's contractual relations pursuant to the warrants; (iv) conversion of the common stock; (v) civil conspiracy among the parties named in the counterclaim in failing to register the common stock; and (vi) fraudulent misrepresentation against the parties named in the counterclaim stemming from alleged representations that the common stock would be registered. The counterclaim does not request a specific amount of damages.

        On September 10, 2001, the Illinois District Court dismissed, with prejudice, Count I of the complaint, finding that it was barred by a three-year statute of repose. Count II was not, however, dismissed. On November 23, 2001, Celsion and certain of its officers and directors filed a motion to dismiss the counterclaim for failure to state a claim upon which relief can be granted and that motion remains pending. It is impossible to determine at this point in the litigation the amount of damages, if any, that may be awarded against Celsion if it is liable for the claims alleged in the counterclaim. In addition, our insurance carrier has denied liability as to the claims asserted in the counterclaim. However, we intend to prosecute this litigation vigorously.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON
                EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE FOR OUR COMMON STOCK

        Since May 31, 2000, our common stock has traded on The American Stock Exchange. Prior to that time, the common stock traded on the over-the-counter market. The following table sets forth the high and low sales prices for our common stock reported by The American Stock Exchange since May 31, 2000 and, prior to that date, the high and low bid prices for our shares as quoted in the Electronic Bulletin Board operated by The Nasdaq Stock Market, Inc. The quotations set forth below do not include retail markups, markdowns or commissions, and, with respect to periods before May 31, 2000, may not necessarily represent actual transactions.

                                                                                                    High          Low
                                                                                                    ------------  --------------
FISCAL YEAR ENDED SEPTEMBER 30, 2000
      First Quarter (October 1 - December 31, 1999)............................................     $ 4.13        $0.71
      Second Quarter (January 1 - March 31, 2000)..............................................     $10.25        $1.68
      Third Quarter (April 1 - June 30, 2000)..................................................     $ 6.00        $2.84
      Fourth Quarter (July 1 - September 30, 2000).............................................     $ 3.56        $1.88

FISCAL YEAR ENDED SEPTEMBER 30, 2001
      First Quarter (October 1 - December 31, 2000)............................................     $2.19         $0.75
      Second Quarter (January 1 - March 31, 2001)..............................................     $3.75         $0.94
      Third Quarter (April 1 - June 30, 2001)..................................................     $1.25         $0.60
      Fourth Quarter (July 1 - September 30, 2001).............................................     $0.85         $0.40

        On December 20, 2001, the last reported sale price for our common stock on The American Stock Exchange was $0.57. As of December 20, 2001, there were approximately 1,300 holders of record of our common stock.

DIVIDEND POLICY

        We have never declared or paid any cash dividends on our common stock or other securities and do not currently anticipate paying cash dividends in the foreseeable future.

ISSUANCE OF SHARES WITHOUT REGISTRATION

        During the fiscal quarter ended September 30, 2001, we issued the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act"):

        - On September 5, 2001, we issued 1,545 shares of our common stock to the holder of a warrant to purchase our Series A 10% Convertible Preferred in a cashless exercise transaction.

        - On September 30, 2001, we issued a total of 128,608 shares of our common stock, valued at $65,589, to four non-employee directors in lieu of cash fees for their services as directors during the fiscal year ended September 30, 2001.

        The certificates representing all of the shares issued as described above were endorsed with Celsion's standard restricted stock legend, and a stop transfer instruction was recorded by our transfer agent. Accordingly, we view such issuances as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act as transactions by an issuer not involving any public offering.

ITEM 6.         SELECTED FINANCIAL DATA

        The following table contains certain financial data for Celsion for the five fiscal years ended September 30, 2001 is qualified in its entirety by, and should be read in conjunction with, the "Item 8. Financial Statements and Supplementary Data and Financial Disclosure" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                       YEAR ENDED SEPTEMBER 30,
                                                 ----------------------------------------------------------------------
                                                     1997          1998          1999            2000          2001
                                                     ----          ----          ----            ----          ----
STATEMENT OF OPERATIONS DATA:

Revenues:

     Product Sales (Net) .....................       $121,257      $174,182  $          -          $3,420  $          -

     Research  and development contracts .....              -             -                             -
                                                 ------------  ------------  ------------    ------------  ------------

Total revenues ...............................        121,257       174,182                         3,420

Cost of sales ................................         46,734       136,500                           246
                                                 ------------  ------------  ------------    ------------  ------------

Gross profit on product sales ................         74,523        37,682                         3,174
                                                 ------------  ------------  ------------    ------------  ------------

Other costs and expenses:

     Selling, general and  administrative ....      2,283,245     2,515,822     1,371,161       2,661,333     3,211,625

     Research and development ................        185,974     1,534,872     1,019,941       2,238,292     4,075,249
                                                 ------------  ------------  ------------    ------------  ------------


Total operating expenses .....................      2,469,219     4,050,694     2,391,102       4,899,625     7,286,874
                                                 ------------  ------------  ------------    ------------  ------------

(Loss) from operations .......................    (2,394,696)   (4,013,012)   (2,391,102)     (4,896,451)
                                                 ------------  ------------  ------------    ------------

Other income (expense) .......................      (471,631)        11,870        15,744               -        45,609

 Interest income (expense) ...................      (185,562)     (199,346)      (60,834)         349,236       318,038
                                                 ------------  ------------  ------------    ------------  ------------

Net (loss) ...................................   $(3,051,889)  $(4,200,488)  $(2,436,192)    $(4,547,215)  $(6,923,227)
                                                 ============  ============  ============    ============  ============

Net loss per share ...........................        $(0.11)       $(0.12)       $(0.05)     $(0.08)        $(0.10)
                                                 ============  ============  ============    ============    =======

Weighted average shares outstanding ..........     28,386,145    34,867,001    45,900,424      59,406,921    72,249,920

                                                                             AS OF SEPTEMBER 30,
                                              ---------------------------------------------------------------------------------
                                                    1997           1998           1999               2000             2001
                                                    ----           ----           ----               ----             ----
BALANCE SHEET DATA:

Cash and cash equivalents ..................       $267,353         $54,920     $1,357,464         $8,820,196       $2,510,136
Working Capital ............................    (2,645,908)     (2,000,351)        906,926          8,509,173        2,388,900

Total Assets ...............................        823,209         330,738      1,558,684          9,117,821        2,956,861

Long-term debt, less current maturities ....              -               -              -                  -           15,203

Accumulated deficit ........................   (15,263,522)    (19,464,010)   (21,900,202)       (26,447,417)     (33,605,157)

Total stockholders' equity (deficit) .......      2,460,646     (1,851,067)      1,037,125          8,726,429        2,956,861

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        Certain of the statements contained in this Annual Report on Form 10-K, including certain in this section, are forward-looking. In addition, from time to time, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under "Risk Factors" below and elsewhere in this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative of such terms or other comparable terminology. Forward-looking statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors." Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this prospectus to conform such statements to actual results.

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

RESULTS OF OPERATIONS

        Comparison of Fiscal Year Ended September 30, 2001 and Fiscal Year Ended September 30, 2000

        We generated no revenues during the fiscal year ended September 30, 2001, compared to revenues on the sale of parts and equipment in the amount of $3.240 during the fiscal year ended September 30, 2000.

        Research and development expenditures in the year ended September 30, 2001 were $4,075,249, an increase of $1,836,957, or 82% compared to the fiscal year ended September 30, 2000. The increase was attributable to costs incurred in undertaking pivotal Phase II clinical trials for both our BPH and breast cancer treatment systems. These costs included increased personnel costs as well as costs related to the acquisition of equipment and materials necessary to complete the trials. Additionally, during the year we also initiated development of our heat-activated liposomes by formulating the drug and undertaking large animal toxicity studies.

        Selling, general and administrative expense increased by 21%, to $3,211,625 for the fiscal year ended September 30, 2001 compared to $2,661,333 for the fiscal year ended September 30, 2000. The increase was due primarily to increased staffing, principally our newly retained Chief Financial Officer, and legal costs associated with the conversion of the Series A 10% Convertible Preferred Stock, various SEC filings and settlement of a long-standing trade dispute with a former distributor in Hong Kong.

        The increase in research and development, selling, general and administrative expenses described above resulted in a loss from operations of $(7,286,874) for the year ending September 30, 2001 compared to a loss $(4,896,451) for the year ended September 30, 2000, representing an increase of $2,387,249.

        Interest income net of interest expense decreased by $31,198, to $318,038 for the fiscal year ended September 30, 2001 compared to $349,236 for the fiscal year ended September 30, 2000. This decrease reflects the fact that, as Celsion has no revenues, all expenditures are met from cash reserves. As cash reserves declined, interest income is likewise reduced.

        Comparison of Fiscal Year Ended September 30, 2000 and Fiscal Year Ended September 30, 1999

        Product sales for the year ended September 30, 2000 were $3,420, as compared to none for the prior fiscal year. The limited revenue in the more recent period resulted from a parts reorder for older, previously sold equipment. Additional significant product revenues are not expected unless and until development of our second generation, of equipment incorporating APA technology, is completed and such equipment is clinically tested and receives necessary approvals from governmental regulatory agencies.

        Research and development expense increased by 120%, to $2,238,292 for the fiscal year ended September 30, 2000 from $1,019,941 for the fiscal year ended September 30, 1999. The increase of $1,218,351 in the fiscal year ended September 30, 2000 was attributable to payments, through the issuance of shares of common stock, to Duke University under a license agreement for thermo-liposome technology, research on thermo-liposome technology, expenditures in connection with our Phase I breast cancer treatment system trials, expenditures for our Phase II BPH and breast cancer treatment trials and payments made to Sloan-Kettering for licensing of its gene therapy technology during the fiscal year ended September 30, 2000.

        Selling, general and administrative expense increased by 94%, to $2,661,333 for the fiscal year ended September 30, 2000 from $1,371,161 for the fiscal year ended September 30, 1999. The increase of $1,290,172 was due primarily to expenses associated with increased legal and financial services in connection with our various securities offerings and technology licensing, increased office staffing, costs associated with our annual meeting and increased public relations activities.

        Due mainly to the increase in the expenditures listed above for the fiscal year ending September 30, 2000, the loss from operations rose by $2,505,349 to $(4,896,451) from $(2,391,102) in the prior fiscal year.

        Interest income net of interest expense increased to $349,236 for the fiscal year ended September 30, 2000 from $(60,834) for the fiscal year ended September 30, 1999. The $410,070 increase was due to increased cash balances representing the proceeds from our private placement in January 2000 which were invested in money market instruments and time deposits.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of $33,605,157 at September 30, 2001. We have incurred negative cash flows from operations since our inception and have funded our operations primarily through the sale of equity securities. As of September 30, 2001, we had cash and cash equivalents of $2,510,136 and total current assets of $2,661,341, compared with current liabilities of $272,441, resulting in a working capital surplus of $2,388,900. As of September 30, 2000, we had $8,820,196 in cash and cash equivalents and total current assets of $8,900,565, compared with current liabilities of $391,392, which resulted in a working capital surplus of $8,509,173 at fiscal year end. The decrease in working capital at September 30, 2001 as compared to September 30, 2000 was due to the fact that, during the past fiscal year, we drew on our cash reserves to pay for our ongoing operations. In addition, we applied approximately $500,000, in settlement costs and legal expenses, in settling a long-standing trade dispute with a former distributor in Hong Kong.

        We do not have any bank financing arrangements and have funded our operations in recent years primarily through private placement offerings of equity securities. On December 13, 2001, we conducted a first closing on a private placement of equity securities consisting of units, each comprised of one share of our common stock and one common stock purchase warrant exercisable for a period of five years at $0.60 per share. The offering is being conducted on a "best efforts, minimum/maximum basis" with a minimum of $3,000,000 and a maximum of $5,000,000 (subject to a $1,250,000 oversubscription allowance). At the first closing, we realized gross proceeds of $3,360,000 from the sale of 6,720,000 units, representing net proceeds to Celsion of $3,004,986 after deduction of commissions and offering expenses. As of December 20, 2001, we had realized gross proceeds of $4,135,826 from the sale of 8,271,652 units, representing net proceeds to Celsion of $3,707,110. By its terms, the private placement will terminate on January 31, 2002, unless earlier terminated at the election of Celsion.

        For all of fiscal year 2002, we expect to expend a total of approximately $7,000,000 for clinical testing of our breast cancer and BPH treatment systems, as well as corporate overhead, which we expect to fund from our current resources. The foregoing amounts are estimates based upon assumptions as to the availability of funding, the scheduling of institutional clinical research and testing personnel, the timing of clinical trials and other factors, not all of which are fully predictable. Accordingly, estimates and timing concerning projected expenditures and programs are subject to change. We expect that the proceeds from the first closing of our private placement, together with any additional proceeds from subsequent closings and our current cash resources, will be sufficient to fund our operations through the 2002 fiscal year.

        Our dependence on raising additional capital will continue at least until we are able to begin marketing our new technologies. Our future capital requirements and the adequacy of our financing depend upon numerous factors, including the successful commercialization of our Microwave Urethroplasty and breast cancer treatment systems, progress in product development efforts, progress with pre-clinical studies and clinical trials, the cost and timing of production arrangements, the development of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing intellectual property rights, competing technological and market developments and the development of strategic alliances for the marketing of our products. We will be required to obtain such funding through equity or debt financing, strategic alliances with corporate partners and others, or through other sources not yet identified. We do not have any committed sources of financing, and cannot guarantee that additional funding will be available in a timely manner, on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through unfavorable arrangements with partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets or which otherwise may be materially unfavorable to us. Furthermore, if we cannot fund our ongoing development and other operating requirements, particularly those associated with our obligation to conduct clinical trials under our licensing agreements, we will be in breach of our commitments under these licensing agreements and could therefore lose our license rights, which could have material adverse effects on our business.

RISK FACTORS

        Among numerous risk factors that may affect our future performance and our ability to achieve profitable operations are the following:

WE HAVE A HISTORY OF SIGNIFICANT LOSSES AND EXPECT TO CONTINUE SUCH LOSSES FOR THE FORESEEABLE FUTURE.

        Since Celsion's inception in 1982, its expenses have substantially exceeded its revenues, resulting in continuing losses and an accumulated deficit of $(33,605,157) at September 30, 2001, including losses of $(4,547,215) for the year ended September 30, 2000 and $(6,923,227) for the year ended September 30, 2001. Because we presently have no revenues and are committed to continuing our product research, development and commercialization programs, we will continue to experience significant operating losses unless and until we completes the development of new products and these products have been clinically tested, approved by the FDA and successfully marketed. In addition, we have funded our operations for many years primarily through the sale of the Company's securities and have limited working capital for our product research, development, commercialization and other activities.

WE DO NOT EXPECT TO GENERATE SIGNIFICANT REVENUE FOR THE FORESEEABLE FUTURE.

        We marketed and sold our original microwave thermotherapy products, which produced modest revenues from 1990 to 1994, but ceased marketing these products in 1995. We have devoted our resources in ensuing years to developing a new generation of thermotherapy and other products, but cannot market these products unless and until we have completed clinical testing and obtained all necessary governmental approvals. Accordingly, we have no current source of revenues, much less profits, to sustain our present operations, and no revenues will be available unless and until our new products are clinically tested, approved by the FDA and successfully marketed. We cannot guarantee that any or all of our products will be successfully tested, approved by the FDA or marketed at any time in the foreseeable future or at all.

OUR MICROWAVE HEAT THERAPY TECHNOLOGY IS STILL UNDERGOING HUMAN TESTING AND MAY NOT ACHIEVE SUFFICIENT ACCEPTANCE BY THE MEDICAL COMMUNITY TO SUSTAIN OUR BUSINESS.

        To date, microwave heat therapy has not been widely accepted in the United States medical community as an effective treatment for BPH or for cancer treatment, with or without the concurrent use of radiation. We believe that this is primarily due to the inability of earlier technology adequately to focus and control heat directed at specific tissue locations and to conclusions that were drawn from a widely publicized study by the Radiation Oncology Therapy Group that purported to show that thermotherapy in conjunction with radiation was only marginally effective. Subsequent to the publication of this study, the HCFA (now known as the CMS) established a low medical reimbursement rate for all thermotherapy equipment designed to be used in conjunction with radiation. While management believes that our new technology is capable of overcoming the limitations of the earlier technology, the medical community may not embrace the perceived advantages of our "adaptive phased array," or APA, focused heat therapy without more extensive testing and clinical experience than we will be able to provide. To date, we have completed and submitted to the FDA only Phase I clinical trials of our Microwave Uretheroplasty treatment system, although we have completed patient treatments in our Phase II trials. Similarly, our new cancer treatment technology is currently in Phase II trials. Accordingly, our technology may not prove as effective in practice as we anticipate based on testing to date. If further testing and clinical practice do not confirm the safety and efficacy of our technology or, even if further testing and practice produce positive results but the medical community does not view this new form of heat therapy as effective and desirable, our efforts to market our new products may fail, with material adverse consequences to our business. We intend to petition CMS to include our Microwave Uretheroplasty treatment system under the existing reimbursement code for TUMT, the present minimally invasive BPH treatment that employs microwave heating, and for a new reimbursement code for our breast cancer treatment. The success of our business model depends significantly upon our ability to petition successfully for these reimbursement codes. However, we cannot offer any assurances as to when, if ever, CMS may act on our request to include its Microwave Uretheroplasty treatment within the TUMT reimbursement code or establish a reimbursement code for our breast cancer treatment system. In addition, there can be no assurance that the reimbursement level established for our breast cancer treatment system (and for our Microwave Uretheroplasty treatment system, if not included in the TUMT code), if established, will be at a level sufficient for us to carry out our business plan effectively.

IF WE ARE NOT ABLE TO OBTAIN NECESSARY FUNDING, WE WILL NOT BE ABLE TO COMPLETE THE DEVELOPMENT, TESTING AND COMMERCIALIZATION OF OUR TREATMENTS AND PRODUCTS.

        We will need substantial additional funding in order to complete the development, testing and commercialization of our breast cancer treatment system and heat-activated liposome and cancer repair inhibitor products, as well as other potential new products. We expended approximately $6.8 million in the fiscal year ending September 30, 2001. As of that date, we had available a total of approximately $2.5 million to fund additional expenditures. In addition, as of December 13, 2001, we had received approximately $3,100,000 in net proceeds from a private placement of our equity securities. As of December 20, 2001, we had realized gross proceeds of $4,135,826 from the sale of 8,271,652 units, representing net proceeds to Celsion of $3,707,110. It is our current intention both to increase the pace of development work on our present products and to make a significant commitment to our heat-activated liposome and cancer repair inhibitor research and development projects. The increase in the scope of present development work and the commitment to these new projects will require additional external funding, at least until we are able to begin marketing our products and to generate sufficient cash flow from sale of those products to support our continued operations. We do not have any committed sources of financing and cannot offer any assurances that additional funding will be available in a timely manner, on acceptable terms or at all.

        If adequate funding is not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through unfavorable arrangements with partners or others that may force us to relinquish rights to certain of our technologies, products or potential markets or that could impose onerous financial or other terms. Furthermore, if we cannot fund our ongoing development and other operating requirements, particularly those associated with our obligations to conduct clinical trials under our licensing agreements, we will be in breach of these licensing agreements and could therefore lose our license rights, which could have material adverse effects on our business.

OUR BUSINESS IS SUBJECT TO NUMEROUS AND EVOLVING STATE, FEDERAL AND FOREIGN REGULATIONS AND WE MAY NOT BE ABLE TO SECURE THE GOVERNMENT APPROVALS NEEDED TO DEVELOP AND MARKET OUR PRODUCTS.

        Our research and development activities, pre-clinical tests and clinical trials, and ultimately the manufacturing, marketing and labeling of our products, all are subject to extensive regulation by the FDA and foreign regulatory agencies. Pre-clinical testing and clinical trial requirements and the regulatory approval process typically take years and require the expenditure of substantial resources. Additional government regulation may be established that could prevent or delay regulatory approval of our product candidates. Delays or rejections in obtaining regulatory approvals would adversely affect our ability to commercialize any product candidates and our ability to generate product revenues or royalties.

        The FDA and foreign regulatory agencies require that the safety and efficacy of product candidates be supported through adequate and well-controlled clinical trials. If the results of pivotal clinical trials do not establish the safety and efficacy of our product candidates to the satisfaction of the FDA and other foreign regulatory agencies, we will not receive the approvals necessary to market such product candidates.

        Even if regulatory approval of a product candidate is granted, the approval may include significant limitations on the indicated uses for which the product may be marketed. Also, manufacturing establishments in the United States and abroad are subject to inspections and regulations by the FDA. Medical devices must also continue to comply with the FDA's Quality System Regulation, or QSR. Compliance with such regulations requires significant expenditures of time and effort to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing.

        We are also subject to recordkeeping and reporting regulations, including FDA's mandatory Medical Device Reporting, or MDR regulation. Labeling and promotional activities are regulated by the FDA and, in certain instances, by the Federal Trade Commission.

        Many states in which we do or in the future may do business or in which our products may be sold impose licensing, labeling or certification requirements that are in addition to those imposed by the FDA. There can be no assurance that one or more states will not impose regulations or requirements that have a material adverse effect on our ability to sell our products.

        In many of the foreign countries in which we may do business or in which our products may be sold, we will be subject to regulation by national governments and supranational agencies as well as by local agencies affecting, among other things, product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. There can be no assurance that one or more countries or agencies will not impose regulations or requirements that could have a material adverse effect on our ability to sell our products.

        The EU has a registration process that includes registration of manufacturing facilities (known as "ISO certification") and product certification (known as a "CE Mark"). We have obtained ISO certification for our existing facilities. However, there is no guarantee that we will be successful in obtaining European certifications for new facilities or for our products, or that we will be able to maintain its existing certifications in the future.

        Foreign government regulation may delay marketing of our new products for a considerable period of time, impose costly procedures upon its activities and provide an advantage to larger companies that compete with it. There can be no assurance that we will be able to obtain necessary regulatory approvals, on a timely basis or at all, for any products that it develops. Any delay in obtaining, or failure to obtain, necessary approvals would materially and adversely affect the marketing of our contemplated products subject to such approvals and, therefore, our ability to generate revenue from such products.

        Even if regulatory authorities approve our product candidates, such products and our facilities, including facilities located outside the EU, may be subject to ongoing testing, review and inspections by the European health regulatory authorities. After receiving pre-marketing approval, in order to manufacture and market any of its products, we will have to comply with regulations and requirements governing manufacture, labeling and advertising on an ongoing basis.

        Failure to comply with applicable domestic and foreign regulatory requirements, can result in, among other things, warning letters, fines, injunctions and other equitable remedies, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant approvals, pre-market clearance or pre-market approval, withdrawal of approvals and criminal prosecution of the Company and its employees, all of which would have a material adverse effect on our business.

OUR BUSINESS DEPENDS ON LICENSE AGREEMENTS WITH THIRD PARTIES TO PERMIT US TO USE PATENTED TECHNOLOGIES. THE LOSS OF ANY OF OUR RIGHTS UNDER THESE AGREEMENTS COULD IMPAIR OUR ABILITY TO DEVELOP AND MARKET OUR PRODUCTS.

        Currently, we have three utility patents pending in the United States Patent & Trademark Office. Two are directed to our Microwave Uretheroplasty treatment for BPH and the other is directed to our breast cancer treatment system. However, even when our pending applications mature into United States patents, our business will still depend on license agreements that it has entered into with third parties until the third parties' patents expire.

        Our success will depend, in substantial part, on our ability to maintain our rights under license agreements granting us rights to use patented technologies. We have entered into exclusive license agreements with MIT, for APA technology and with MMTC, a privately owned developer of medical devices, for microwave balloon catheter technology. We have also entered into a license agreement with Duke University, under which we have exclusive rights to commercialize medical treatment products and procedures based on Duke University's thermo-liposome technology and a license agreement with Memorial Sloan-Kettering Cancer Center under which we have rights to commercialize certain cancer repair inhibitor products. The MIT, MMTC, Duke University and Sloan-Kettering agreements each contain license fee, royalty and/or research support provisions, testing and regulatory milestones, and other performance requirements that we must meet by certain deadlines. If we were to breach these or other provisions of the license and research agreements, we could lose our ability to use the subject technology, as well as compensation for our efforts in developing or exploiting the technology. Also, loss of our rights under the MIT license agreement would prevent us from proceeding with most our current product development efforts, which are dependent on licensed APA technology.
Any such loss of rights and access to technology would have a material adverse effect on our business.

        Further, we cannot guarantee that any patent or other technology rights licensed to us by others will not be challenged or circumvented successfully by third parties, or that the rights granted will provide adequate protection to it. We are aware of published patent applications and issued patents belonging to others, and it is not clear whether any of these patents or applications, or other patent applications of which it may not have any knowledge, will require us to alter any of our potential products or processes, pay licensing fees to others or cease certain activities. Litigation, which could result in substantial costs, may also be necessary to enforce any patents issued to or licensed by us or to determine the scope and validity of others' claimed proprietary rights. We also rely on trade secrets and confidential information that we seek to protect, in part, by confidentiality agreements with our corporate partners, collaborators, employees and consultants. We cannot guarantee that these agreements will not be breached, that, even if not breached, that they are adequate to protect our trade secrets, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known to, or will not be discovered independently by, competitors.

TECHNOLOGIES FOR THE TREATMENT OF CANCER ARE SUBJECT TO RAPID CHANGE AND THE DEVELOPMENT OF TREATMENT STRATEGIES THAT ARE MORE EFFECTIVE THAN OUR THERMOTHERAPY TECHNOLOGY COULD RENDER OUR TECHNOLOGY OBSOLETE.

        Various methods for treating cancer currently are, and in the future may be expected to be, the subject of extensive research and development. Many possible treatments that are being researched, if successfully developed, may not require, or may supplant, the use of our thermotherapy technology. These alternate treatment strategies include the use of radio frequency (RF), laser and ultrasound energy sources. The successful development and acceptance of any one or more of these alternative forms of treatment could render our technology obsolete as a cancer treatment method.

WE MAY NOT BE ABLE TO HIRE OR RETAIN KEY OFFICERS OR EMPLOYEES THAT WE NEED TO IMPLEMENT ITS BUSINESS STRATEGY AND DEVELOP ITS PRODUCTS AND BUSINESSES.

        Our success depends significantly on the continued contributions of its executive officers, scientific and technical personnel and consultants, and on our ability to attract additional personnel as we seek to implement our business strategy and develop our products and businesses. During our operating history, we have assigned many essential responsibilities to a relatively small number of individuals. However, as our business and the demand on our key employees expand, we have been, and will continue to be, required to recruit additional qualified employees. The competition for such qualified personnel is intense, and the loss of services of certain key personnel or our inability to attract additional personnel to fill critical positions as we implement our business strategy could adversely affect our business.

        Effective October 4, 2001, Spencer J. Volk, formerly the President, Chief Executive Officer and a director of Celsion, resigned from all of these positions. Our Board has appointed Dr. Augustine Y. Cheung, the Chairman and Chief Scientific Officer, to serve as Celsion's President and Chief Executive Officer and Dr. Max Link, a director since 1997, has assumed the position of Chairman of the Board.

OUR SUCCESS WILL DEPEND IN PART ON OUR ABILITY TO GROW AND DIVERSIFY, WHICH IN TURN WILL REQUIRE THAT WE MANAGE AND CONTROL OUR GROWTH EFFECTIVELY.

        Our business strategy contemplates growth and diversification. As manufacturing, marketing, sales, and other personnel are added, and manufacturing and research and development capabilities are expanded, our operating expenses and capital requirements will increase. Our ability to manage growth effectively will require that we continue to expend funds to improve our operational, financial and management controls, reporting systems and procedures. In addition, we must effectively expand, train and manage our employees. We will be unable to effectively manage our businesses if we are unable to alleviate the strain on resources caused by growth in a timely and successful manner. There can be no assurance that we will be able to manage our growth and a failure to do so could have a material adverse effect on our business.

THE SUCCESS OF OUR PRODUCTS MAY BE HARMED IF THE GOVERNMENT, PRIVATE HEALTH INSURERS AND OTHER THIRD- PARTY PAYORS DO NOT PROVIDE SUFFICIENT COVERAGE OR REIMBURSEMENT.

        Our ability to commercialize our thermotherapy technology successfully will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. The reimbursement status of newly approved medical products is subject to significant uncertainty. We cannot guarantee that adequate third-party insurance coverage will be available for us to establish and maintain price levels sufficient for realization of an appropriate return on our investment in developing new therapies. Government, private health insurers and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products approved for marketing by the FDA. Accordingly, even if coverage and reimbursement are provided by government, private health insurers and third-party payors for uses of our products, market acceptance of these products would be adversely affected if the reimbursement available proves to be unprofitable for health care providers.

WE FACE INTENSE COMPETITION AND THE FAILURE TO COMPETE EFFECTIVELY COULD ADVERSELY AFFECT OUR ABILITY TO DEVELOP AND MARKET OUR PRODUCTS.

        There are many companies and other institutions engaged in research and development of thermotherapy technologies, both for prostate disease and cancer treatment products, that seek treatment outcomes similar to those that we are pursuing. In addition, a number of companies and other institutions are pursuing alternative treatment strategies through the use of microwave, infrared, radio frequency, laser and ultrasound energy sources, all of which appear to be in the early stages of development and testing. We believe that the level of interest by others in investigating the potential of thermotherapy and alternative technologies will continue and may increase. Potential competitors engaged in all areas of prostate and cancer treatment research in the United States and other countries include, among others, major pharmaceutical and chemical companies, specialized technology companies, and universities and other research institutions. Most of our competitors and potential competitors have substantially greater financial, technical, human and other resources, and may also have far greater experience, than do we, both in pre-clinical testing and human clinical trials of new products and in obtaining FDA and other regulatory approvals. One or more of these companies or institutions could succeed in developing products or other technologies that are more effective than the products and technologies that we have been or are developing, or which would render our technology and products obsolete and non-competitive. Furthermore, if we are permitted to commence commercial sales of any of our products, we will also be competing, with respect to manufacturing efficiency and marketing, with companies having substantially greater resources and experience in these areas.

LEGISLATIVE AND REGULATORY CHANGES AFFECTING THE HEALTH CARE INDUSTRY COULD ADVERSELY AFFECT OUR BUSINESS.

        There have been a number of federal and state proposals during the last few years to subject the pricing of health care goods and services to government control and to make other changes to the United States health care system. It is uncertain which legislative proposals, if any, will be adopted (or when) or what actions federal, state, or private payors for health care treatment and services may take in response to any health care reform proposals or legislation. We cannot predict the effect health care reforms may have on our business and we can offer no assurances that any of these reforms will not have a material adverse effect on that business.

WE MAY BE SUBJECT TO SIGNIFICANT PRODUCT LIABILITY CLAIMS AND LITIGATION.

        Our business exposes us to potential product liability risks inherent in the testing, manufacturing and marketing of human therapeutic products. We presently have product liability insurance limited to $5,000,000 per incident. If we were to be subject to a claim in excess of this coverage or to a claim not covered by our insurance and the claim succeeded, we would be required to pay the claim with our own limited resources, which could have a material adverse effect on our business. In addition, liability or alleged liability could harm the business by diverting the attention and resources of our management and by damaging our reputation.

WE PRESENTLY HAVE LIMITED MARKETING AND SALES CAPABILITY AND WILL BE REQUIRED TO DEVELOP SUCH CAPABILITIES AND TO ENTER INTO ALLIANCES WITH OTHERS POSSESSING SUCH CAPABILITIES IN ORDER TO COMMERCIALIZE OUR PRODUCTS SUCCESSFULLY.

        We intend to market our Microwave Uretheroplasty treatment system directly, at such time, if any, as it is approved for commercialization by the FDA, and to market our breast cancer treatment system, if and when so approved, through strategic alliances and distribution arrangements with third parties. There can be no assurance that we will be able to establish such sales and marketing capability successfully or successfully enter into third-party marketing or distribution arrangements. We have limited experience and capabilities in marketing, distribution and direct sales, although we expect to attempt to recruit experienced marketing and sales personnel as we pursue commercialization. In attracting, establishing and maintaining a marketing and sales force or entering into third-party marketing or distribution arrangements with other companies, we expect to incur significant additional expense. There can be no assurance that, to the extent we enter into any commercialization arrangements with third parties, such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance for our products and services. There also can be no assurance that our direct sales, marketing, licensing and distribution efforts would be successful or that revenue from such efforts would exceed expenses.

WE DEPEND ON THIRD-PARTY SUPPLIERS TO PROVIDE US WITH COMPONENTS REQUIRED FOR OUR PRODUCTS AND MAY NOT BE ABLE TO OBTAIN THESE COMPONENTS ON FAVORABLE TERMS OR AT ALL.

        We are not currently manufacturing any products, but are using our facilities to assemble prototypes of the equipment for research and development purposes. We currently purchase certain specialized microwave and thermometry components and applicator materials and the catheter unit used for our Microwave Uretheroplasty equipment from single or limited source suppliers because of the small quantities involved. While we have not experienced any significant difficulties in obtaining these components, the loss of an important current supplier could require that we obtain a replacement supplier, which might result in delays and additional expense in being able to make prototype equipment available for clinical trials and other research purposes. In addition, inasmuch as we expect to manufacture our Microwave Uretheroscopy equipment at least for some period subsequent to FDA approval and the commencement of commercialization, such manufacturing and commercialization also could be delayed. In addition, in the event that we succeed in marketing our products, we intend to use outside contractors to supply components and the Microwave Uretheroplasty catheter, and may use such contractors to assemble finished equipment in the future, which could cause us to become increasingly dependent on key vendors.

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT INTEND TO DO SO FOR THE FORESEEABLE FUTURE.

        We have never paid cash dividends and do not anticipate paying cash dividends on our common stock or Preferred Stock in the foreseeable future. Therefore, our stockholders cannot achieve any degree of liquidity with respect to their shares of common stock except by selling such shares.

THE EXERCISE OR CONVERSION OF OUR OUTSTANDING OPTIONS, WARRANTS AND CONVERTIBLE PREFERRED STOCK COULD RESULT IN SIGNIFICANT DILUTION OF OWNERSHIP INTERESTS IN OUR COMMON STOCK OR OTHER CONVERTIBLE SECURITIES.

        Options and Warrants. As of September 30, 2001, we had outstanding and exercisable warrants and options to purchase a total of 9,767,884 shares of our common stock at exercise prices ranging from $0.13 to $5.00 per share (and a weighted average exercise price of approximately $0.67 per share). In addition, we had outstanding but unexercisable and unvested warrants and options to purchase a total of 5,337,333 shares of our common stock at exercise prices ranging from $0.70 to $5.00 per share. Some of the prices are below the current market price of our common stock, which has ranged from a low of $0.45 to a high of $0.60 over the 20 trading days ending December 20, 2001. If holders choose to exercise such warrants and options at prices below the prevailing market price for the common stock, the resulting purchase of a substantial number of shares of our Common would have a dilutive effect on our stockholders and could adversely affect the market price of our issued and outstanding common stock and convertible securities. In addition, holders of these options and warrants who have the right to require registration of the common stock under certain circumstances and who elect to require such registration, or who exercise their options or warrants and then satisfy the one-year holding period and other requirements of Rule 144 of the Securities Act of 1933, will be able to sell in the public market shares of common stock purchased upon such exercise.

        Preferred Stock. As of September 30, 2001, we had outstanding a total of
942.5 shares of Series A 10% Convertible Preferred Stock (plus 157 shares representing accrued dividends). The shares of Series A Preferred Stock are subject to exchange and conversion privileges upon the occurrence of major events, including a public offering of our securities or our merger with a public company. In addition, the holders of the Series A Preferred Stock are entitled to convert their preferred shares into shares of common stock at a conversion price of $0.41 per share of common stock, subject to certain adjustments. The conversion of the Series A Preferred Stock could have a dilutive effect on our stockholders and could adversely affect the market price of our issued and outstanding common stock and convertible securities. The holders of the Series A Preferred Stock also have registration rights at such time, if any, as we undertake a registered public offering of securities. Even without such registration, holders of the Series A Preferred Stock who satisfy the requirements of Rule 144 of the Securities Act of 1933 will be able to sell in the public market shares of common stock acquired upon the conversion of Series A Preferred Stock. There also were outstanding warrants to purchase 36 shares of Series A Preferred Stock (convertible into an additional 87,805 shares of common stock) as of September 30, 2001.

IF THE PRICE OF OUR SHARES REMAINS LOW, WE MAY BE DELISTED BY THE AMERICAN STOCK EXCHANGE AND BECOME SUBJECT TO SPECIAL RULES APPLICABLE TO LOW PRICED STOCKS.

        Our common stock currently trades on The American Stock Exchange (the "Amex"). The Amex, as a matter of policy, will consider the suspension of trading in, or removal from listing of, any stock when, in the opinion of the Amex, (i) the financial condition and/or operating results of an issuer appear to be unsatisfactory; (ii) it appears that the extent of public distribution or the aggregate market value of the stock has become so reduced as to make further dealings on the Amex inadvisable; (iii) the issuer has sold or otherwise disposed of its principal operating assets; or (iv) the issuer has sustained losses which are so substantial in relation to its overall operations or its existing financial condition has become so impaired that it appears questionable, in the opinion of the Amex, whether the issuer will be able to continue operations and/or meet its obligations as they mature. For example, the Amex will consider suspending dealings in or delisting the stock of an issuer if the issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. Another instance where the Amex would consider suspension or delisting of a stock is if the stock has been selling for a substantial period of time at a low price per share and the issuer fails to effect a reverse split of such stock within a reasonable time after being notified that the Amex deems such action to be appropriate. We have sustained net losses for our last five fiscal years (and beyond) and our common stock has been trading at relatively low prices. Therefore, our common stock may be at risk for delisting by the Amex.

        Upon any such delisting, the common stock would become subject to the penny stock rules of the SEC, which generally are applicable to equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with bid and ask quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock that is not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements are likely to have a material and adverse effect on price and the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If our common stock were to become subject to the penny stock rules it is likely that the price of the common stock would decline and that our stockholders would be likely to find it more difficult to sell their shares.

OUR STOCK PRICE COULD BE VOLATILE.

        Market prices for our common stock and the securities of other medical and high technology companies have been volatile. Factors such as announcements of technological innovations or new products by us or by our competitors, government regulatory action, litigation, patent or proprietary rights developments and market conditions for medical and high technology stocks in general can have a significant impact on the market for our common stock.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL.

        Our Certificate of Incorporation and Bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable by authorizing the issuance of "blank check" preferred stock. In addition, our classified Board of Directors may discourage such transactions by increasing the amount of time necessary to obtain majority representation on the Board. Certain other provisions of our Bylaws and of Delaware law may also discourage, delay or prevent a third party from acquiring or merging with us, even if such action were beneficial to some, or even a majority, of our stockholders.

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

ITEM 8.         FINANCIAL STATEMENTS AND
                SUPPLEMENTARY DATA AND FINANCIAL DISCLOSURE

        The financial statements, supplementary data and report of independent public accountants are filed as part of this report on pages F-1 through F-14.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS

        The information required by this item is incorporated herein by reference to the information set forth under the captions "Directors and Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange At of 1934, as Amended" in Celsion's Definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held on February 15, 2002, which has been, or will be, filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2001.

ITEM 11.        EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in Celsion's Definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held on February 15, 2002, which has been, or will be, filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2001.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

        The information required by this item is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in Celsion's Definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held on February 15, 2002, which has been, or will be, filed with the Securities and Exchange Commission within 120 days after the end of the our fiscal year ended September 30, 2001.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in Celsion's Definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held on February 15, 2002, which has been, or will be, filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2001.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENTS,
                SCHEDULES AND REPORTS ON FORM 8-K

(a)

        1. FINANCIAL STATEMENTS.

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

           Balance Sheet                                                                               F-2

           Statements of Operations                                                                    F-4

           Statements of Changes in Stockholders' Equity                                               F-5

           Statements of Cash Flows                                                                    F-6

           Notes to Financial Statements                                                               F-7

        2. FINANCIAL STATEMENT SCHEDULES.

        No schedules are provided because of the absence of conditions under which they are required.

        3. EXHIBITS.

        The following documents are included as exhibits to this report:

          EXHIBIT NO.                                      DESCRIPTION
          -----------                                      -----------
             3.1.1                Certificate of Incorporation of Celsion (the "Company"), as
                                  amended, incorporated herein by reference to Exhibit 3.1 to the
                                  Quarterly Report on Form 10-Q of the Company for the Quarter Ended
                                  June 30, 2001.

             3.1.2                Certificate of Designations regarding the Series A 10% Preferred
                                  Stock of the Company, incorporated herein by reference to Exhibit
                                  3.1.2 to the Annual Report on Form 10-K of the Company for the
                                  Year Ended September 30, 2001.

             3.1.3                Certificate of Ownership and Merger of Celsion Corporation (a
                                  Maryland Corporation) into Celsion (Delaware) Corporation (inter alia, changing the Company's name to "Celsion Corporation" from
                                  "Celsion (Delaware) Corporation), incorporated herein by reference to Exhibit 3.1.3 to the Annual Report on Form 10-K of the Company
                                  for the Year Ended September 30, 2000.

              3.2                 By-laws of the Company, as amended, incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of
                                  the Company for the Quarter Ended June 30, 2001.

              4.1                 Form of Common Stock Certificate, par value $0.01 per share, incorporated herein by reference to Exhibit 4.1 to the Annual
                                  Report on Form 10-K of the Company for the Year Ended September
                                  30, 2001.

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

             10.3                 Patent License Agreement between the Company and Massachusetts
                                  Institute of Technology dated October 17, 1997, incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form
                                  10-K (amended) of the Company for the year ended September 30,
                                  1998. (Confidential Treatment Requested).

             10.4                 Amendment dated November 25, 1997 to the License Agreement between the Company and MMTC, Inc. dated August 23, 1996, incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form
                                  10-K (amended) of the Company for the year ended September 30,
                                  1998. (Confidential Treatment Requested).

             10.5                 Patent License Agreement between the Company and Duke University dated November 10, 1999, incorporated herein by reference to
                                  Exhibit 10.9 to the Annual Report on Form 10-K of the Company for
                                  the year ended September 30, 1999 (Confidential Treatment
                                  Requested).

             10.6                 Amendment dated March 23, 1999 to the License Agreement between the Company and MMTC, Inc. dated August 23, 1996, incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form
                                  10-K of the Company for the year ended September 30, 1999.
                                  (Confidential Treatment Requested).

             10.7+                Celsion Corporation 2001 Stock Option Plan.

             10.8                 Form of Series 200 Warrant issued to certain employees, directors and consultants to Purchase Common Stock of the Company,
                                  incorporated herein by reference to Exhibit 10.11 to the Annual
                                  Report on Form 10-K of the Company for the year ended September
                                  30, 1998.

             10.9                 Form of Series 250 Warrant issued to DunnHughes Holding, Inc. to
                                  Purchase Common Stock of the Company, incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K of
                                  the Company for the year ended September 30,1998

             10.10                Form of Series 300 Warrant issued to Nace Resources, Inc. to purchase Common Stock of the Company, incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K of
                                  the Company for the year ended September 30, 1998.

             10.11                Form of Series 400 Warrant issued to Stearns Management Company
                                  Assignees to Purchase Common Stock of the Company, incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form
                                  10-K of the Company for the year ended September 30, 1998.

             10.12                Form of Series 500 Warrant to Purchase Common Stock of the Company
                                  pursuant to the Private Placement Memorandum of the Company dated
                                  January 6, 1997, as amended, incorporated herein by reference to
                                  Exhibit 10.15 to the Annual Report on Form 10-K of the Company for
                                  the year ended September 30, 1998.

             10.13                Intentionally omitted.

             10.14                Form of Series 600 Warrant issued to Certain Employees and
                                  Directors on May 16, 1996 to Purchase Common Stock of the Company,
                                  incorporated herein by reference to Exhibit 10.17 to the Annual
                                  Report on Form 10-K of the Company for the year ended September
                                  30, 1998.

             10.15                License Agreement between the Company and Sloan-Kettering
                                  Institute for Cancer Research dated May 19, 2000, incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form
                                  10-K of the Company for the year ended September 30, 2000-.

             10.16                Employment Agreement between the Company and Anthony P. Deasey dated November 27, 2000, incorporated herein by reference to
                                  Exhibit 10.1 to the Quarterly Report on Form 10-K of the Company
                                  for the quarter ended June 30, 2001.

             10.17                Employment Agreement between the Company and Augustine Y. Cheung dated January 1, 2000, incorporated herein by reference to Exhibit
                                  10.2 to the Quarterly Report on Form 10-Q (amended) of the Company for the quarter ended December 31, 1999.

             10.18                Employment Agreement between the Company and John Mon dated June
                                  8, 2000, incorporated herein by reference to Exhibit 10.21 to the
                                  Annual Report on Form 10-K of the Company for the year ended
                                  September 30, 2000.

             10.19                Employment Agreement between the Company and Dennis Smith dated
                                  May 19, 2000, incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K of the Company for the year ended
                                  September 30, 2000.

             10.20                Option Agreement between the Company and Duke University dated
                                  August 8, 2000, incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of the Company for the year ended September 30, 2000.

             10.21+               Employment Agreement between the Company and Daniel S. Reale dated
                                  April 9, 2001.

             10.22                Service Agreement between the British Columbia Cancer Agency,
                                  Division of Medical Oncology, Investigational Drug Section,
                                  Propharma Pharmaceutical Clean Room and the Company dated
                                  September 20, 2000, incorporated herein by reference to Exhibit
                                  10.24 to the Annual Report on Form 10-K of the Company for the
                                  year ended September 30, 2000 (Confidential Treatment Requested).

             10.23+               Form of Warrant to Purchase Common Stock of the Company pursuant to the Private Placement Memorandum of the Company dated
                                  October 11, 2001.

             10.24+               Advisory Agreement between the Company and Dr. Kris Venkat dated
                                  August 1, 2001.

             23.1+                Consent of Stegman & Company, independent public accountants of the Company.

+ Filed herewith.

(b)     REPORTS ON FORM 8-K.

        The Company filed a report on Form 8-K on August 9, 2001 and a report on Form 8-K on August 20, 2001.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused its annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CELSION CORPORATION

December 20, 2001                         By: /s/ Augustine Y. Cheung
                                          ---------------------------
                                          Augustine Y. Cheung
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

                                          By: /s/ Anthony P. Deasey
                                              ---------------------

                                               Anthony P. Deasey
                                               Chief  Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                                                  TITLE                                             DATE
---------                                                  -----                                             ----
/s/ Augustine Y. Cheung                                    Director, President and Chief                     December 20, 2001
-----------------------                                    Executive Officer
 Augustine Y. Cheung                                       (Principal Executive Officer)

/s/ Anthony P. Deasey                                      Senior Vice President and Chief                   December 20, 2001
---------------------                                      Financial Officer
Anthony P. Deasey                                          (Principal Financial and
                                                           Accounting Officer)

/s/ John Mon                                               Vice President, Secretary,                        December 20, 2001
------------                                               Treasurer and Director
John Mon

/s/ Max E. Link                                            Chairman of the Board                             December 20, 2001
---------------
Max E. Link

/s/ LaSalle D. Leffall, Jr.                                Director                                          December 20, 2001
---------------------------
LaSalle D. Leffall, Jr.

/s/ Claude Tihon                                           Director                                          December 20, 2001
----------------
Claude Tihon

                               CELSION CORPORATION

                               REPORT ON AUDITS OF
                              FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                        SEPTEMBER 30, 2001, 2000 AND 1999

                                    CONTENTS

                                                                              Page
                                                                              ----

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


NOTES TO FINANCIAL STATEMENTS                                                  F-7

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholders
Celsion Corporation
Columbia, Maryland


                We have audited the accompanying balance sheets of Celsion Corporation as of September 30, 2001 and 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celsion Corporation as of September 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States.


/s/Stegman & Company


Baltimore, Maryland
November 6, 2001

                               CELSION CORPORATION

                                 BALANCE SHEETS
                           SEPTEMBER 30, 2001 AND 2000

                                     ASSETS


                                                         2001            2000
                                                       ----------     ----------

CURRENT ASSETS:
  Cash and cash equivalents                            $2,510,136     $8,820,196
  Accounts receivable - trade                               1,205          2,307
  Accrued interest receivable                                 -            7,751
  Inventories                                                 -           13,538
  Prepaid expenses                                            -           22,417
  Other current assets                                    150,000         34,356
                                                       ----------     ----------

         Total current assets                           2,661,341      8,900,565
                                                       ----------     ----------

PROPERTY AND EQUIPMENT - at cost:
  Furniture and office equipment                          229,643        146,287
  Laboratory and shop equipment                            87,193         52,978
                                                       ----------     ----------
                                                          316,836        199,265
      Less accumulated depreciation                       127,556         74,540
                                                       ----------     ----------

         Net value of property and equipment              189,280        124,725
                                                       ----------     ----------

OTHER ASSETS:
  Deposits                                                 29,537            -
  Patent licenses (net of accumulated amortization
    of $113,247 and $97,419 in 2001 and 2000,
    respectively)                                          76,703         92,531
                                                       ----------     ----------

         Total other assets                               106,240         92,531
                                                       ----------     ----------


         TOTAL ASSETS                                  $2,956,861     $9,117,821
                                                       ==========     ==========




See accompanying notes.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              2001              2000
                                                          ------------      ------------
CURRENT LIABILITIES:
  Accounts payable - trade                                $    145,520      $     60,472
  Notes payable - other                                            -             114,778
  Accrued interest payable - other                                 -             155,373
  Other accrued liabilities                                    126,921            60,769
                                                          ------------      ------------

         Total current liabilities                             272,441           391,392


LONG-TERM LIABILITIES:
  Security deposit                                              15,203               -
                                                          ------------      ------------

         Total liabilities                                     287,644           391,392
                                                          ------------      ------------


STOCKHOLDERS' EQUITY:
  Common stock - $.01 par value; 150,000,000 shares
      authorized, 76,876,761 and 64,372,067 issued
      and outstanding for 2001 and 2000, respectively          768,768           643,721
  Series A 10% Convertible Preferred Stock, $1,000
      par value, 7,000 shares authorized, 1,099 and
      5,176 shares issued and outstanding                    1,099,584         5,176,000
  Additional paid-in capital                                34,406,022        29,354,125
  Accumulated deficit                                      (33,605,157)      (26,447,417)
                                                          ------------      ------------

         Total stockholders' equity                          2,669,217         8,726,429
                                                          ------------      ------------


         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  2,956,861      $  9,117,821
                                                          ============      ============


See accompanying notes.

                               CELSION CORPORATION

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999





                                               2001              2000              1999
                                           ------------      ------------      ------------
REVENUES:
   Equipment sales and parts               $        -        $      3,420      $        -
   Returns and allowances                           -                 -                 -
                                           ------------      ------------      ------------

        Total revenues                              -               3,420               -

COST OF SALES                                       -                 246               -
                                           ------------      ------------      ------------

GROSS PROFIT                                        -               3,174               -
                                           ------------      ------------      ------------

OPERATING EXPENSES:
   Selling, general and administrative        3,211,625         2,661,333         1,371,161
   Research and development                   4,075,249         2,238,292         1,019,941
                                           ------------      ------------      ------------

        Total operating expenses              7,286,874         4,899,625         2,391,102
                                           ------------      ------------      ------------

LOSS FROM OPERATIONS                         (7,286,874)       (4,896,451)       (2,391,102)

INTEREST INCOME                                 318,038           350,526            15,744

RENTAL INCOME                                    45,609               -                 -

INTEREST EXPENSE                                    -              (1,290)          (60,834)
                                           ------------      ------------      ------------

LOSS BEFORE INCOME TAXES                     (6,923,227)       (4,547,215)       (2,436,192

INCOME TAXES                                        -                 -                 -
                                           ------------      ------------      ------------

NET LOSS                                   $ (6,923,227)     $ (4,547,215)     $ (2,436,192)
                                           ============      ============      ============

BASIC AND DILUTED NET LOSS PER
   COMMON SHARE                            $      (0.10)     $       (.08)     $       (.05)
                                           ============      ============      ============

BASIC AND DILUTED WEIGHTED
   AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                        72,249,920        59,406,921        45,900,424
                                           ============      ============      ============




See accompanying notes.

                               CELSION CORPORATION

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999




                                                                      Series A
                                                                   10% Convertible
                                                 Common Stock      Preferred Stock        Additional
                                             ------------------   ------------------       Paid-in       Accumulated
                                             Shares     Amount    Shares     Amount        Capital         Deficit         Total
                                             ------     ------    ------     ------        -------         -------         -----

Balances at October 1, 1998                 39,945,826  $399,458     -     $       -     $ 17,213,485   $(19,464,010)  $(1,851,067)

   Sale of common stock                      9,545,500    95,455     -             -        3,517,420            -       3,612,875

   Issuance of shares of common stock as
      payment of indebtedness and expenses   3,879,172    38,792     -             -        1,672,717            -       1,711,509

   Net loss                                        -         -       -             -              -       (2,436,192)   (2,436,192)
                                            ----------  --------  ------   -----------   ------------   ------------   -----------

Balances at September 30, 1999              53,370,498   533,705     -             -       22,403,622    (21,900,202)    1,037,125

   Sale of common stock                     10,248,544   102,485     -             -        7,122,893            -       7,225,378

   Issuance of  shares of common stock as
      payment of indebtedness and expenses     753,025     7,531     -             -          771,965            -         779,496

   Issuance of  shares of Series A 10%
      convertible preferred stock (net of
      issuance costs)                              -         -     4,853     4,852,500       (620,855)           -       4,231,645

   Preferred stock dividend                        -         -       323       323,500       (323,500)           -             -

   Net loss                                        -         -       -             -              -       (4,547,215)   (4,547,215)
                                            ----------  --------  ------   -----------   ------------   ------------   -----------

Balances at September 30, 2000              64,372,067   643,721   5,176     5,176,000     29,354,125    (26,447,417)    8,726,429

   Sale of common stock                        510,000     5,100     -             -          147,400            -         152,500

   Issuance of shares of common stock as
      payment for operating expenses           319,174     3,192     -             -          337,566            -         340,758

   Conversion of shares of Series A 10%
      convertible, preferred stock plus
      accrued dividend                      10,514,763   105,148  (4,311)   (4,311,053)     4,205,905            -             -

   Exercise of preferred stock warrants      1,160,757    11,607     -             -          (11,607)           -             -

   Preferred stock dividend                        -         -       234       234,637            -         (234,513)          124

   Stock option compensation                       -         -       -             -          372,633            -         372,633

   Net loss                                        -         -       -             -              -       (6,923,227)   (6,923,277)
                                            ----------  --------  ------   -----------   ------------   ------------   -----------

Balances at September 30, 2001              76,876,761  $768,768   1,099   $ 1,099,584   $ 34,406,022   $(33,605,157)  $ 2,669,217
                                            ==========  ========  ======   ===========   ============   ============   ===========


See accompanying notes.

                               CELSION CORPORATION

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                  2001             2000              1999
                                                              ------------     -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(6,923,227)     $ (4,547,215)     $(2,436,192)
  Noncash items included in net loss:
    Depreciation and amortization                                  68,845            39,478           28,674
    Inventory valuation                                            13,538            17,000           20,000
    Stock option compensation                                     372,633               -                -
    Common stock issued for operating expenses                    340,758           542,745          200,304
  Net changes in:
    Accounts receivable                                             1,102              (495)             -
    Inventories                                                       -              (8,479)             -
    Accrued interest receivable - related parties                   7,751            (7,751)             -
    Prepaid expenses                                               14,832           197,103           73,424
    Other current assets                                         (115,644)            4,847          (21,594)
    Accounts payable and accrued interest payable                 (70,324)          (73,370)        (223,255)
    Accrued compensation                                              -             (91,009)         189,239
    Accrued professional fees                                         -                 -           (100,000)
    Other accrued liabilities                                      66,275            60,681          (13,551)
                                                              -----------      ------------      -----------

         Net cash used in operating activities                 (6,223,461)       (3,866,465)      (2,282,951)
                                                              -----------      ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in deposits                                             (6,749)              -                -
  Purchase of property and equipment                             (117,572)         (122,108)          (8,297)
                                                              -----------      ------------      -----------

         Net cash used in investing activities                   (124,321)         (122,108)          (8,297)
                                                              -----------      ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on notes payable - other                               (114,778)              -            (18,000)
  Payment on capital lease obligation                                 -              (5,719)          (1,083)
  Proceeds of stock issuances                                     152,500        11,457,024        3,612,875
                                                              -----------      ------------      -----------

         Net cash provided by financing activities                 37,722        11,451,305        3,593,792
                                                              -----------      ------------      -----------

NET (DECREASE) INCREASE  IN CASH                               (6,310,060)        7,462,732        1,302,544

CASH AT BEGINNING OF YEAR                                       8,820,196         1,357,464           54,920
                                                              -----------      ------------      -----------

CASH AT END OF YEAR                                           $ 2,510,136      $  8,820,196      $ 1,357,464
                                                              ===========      ============      ===========

Conversion of accounts payable, debt and accrued interest
   payable through issuance of common stock                   $       -        $     20,750      $ 1,511,205
                                                              ===========      ============      ===========

Prepaid expenses funded through issuance of
   common stock                                               $       -        $    216,000      $       -
                                                              ===========      ============      ===========

Cash paid during the year for interest                        $       -        $      1,290      $    21,356
                                                              ===========      ============      ===========



See accompanying notes

                               CELSION CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


1.      DESCRIPTION OF BUSINESS AND SUMMARY OF
        SIGNIFICANT ACCOUNTING POLICIES

            Description of Business

Celsion Corporation ("Celsion" or the "Company"), a Delaware corporation, is a research and development company dedicated to developing and commercializing medical devices and biotechnologies for the treatment of Benign Prostatic Hyperplasia ("BPH"), cancer and other diseases using focused heat technology delivered by patented microwave technology. The Company is in pivotal Phase II clinical trials of its treatment systems that use focused heat for the treatment of both BPH and breast cancer. The Company is also in the pre-clinical stages of development of a system that would use its focused heat technology in combination with heat-activated liposomes for the thermodynamic treatment of cancer. In addition, the Company has licensed a Cancer Repair Inhibitor ("CRI") from Memorial Sloan-Kettering Cancer Center, which is in pre-clinical development.

            Cash and Cash Equivalents

                The Company classifies highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

            Inventories

                Inventories are stated at the lower of cost or market. Cost is determined using the average cost method.

            Property and Equipment

                Property and equipment is stated at cost. Depreciation is provided over the estimated useful lives of the related assets of three to seven years using the straight-line method. Major renewals and betterments are capitalized at cost and ordinary repairs and maintenance are charged against operations as incurred. Depreciation expense was $53,016, $23,648 and $12,845 for the years ended September 30, 2001, 2000 and 1999, respectively.

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

            Use of Estimates

                The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Financial Instruments

                For most financial instruments, including cash, accounts payable and accruals, management believes that the carrying amount approximates fair value, as the majority of these instruments are short-term in nature.

2.      FINANCIAL CONDITION

                Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company's research and development programs, the clinical trials conducted in connection with the Company's thermotherapy systems and applications for submission to the Food and Drug Administration. The Company believes these expenditures are essential for the commercialization of its technologies. As a result of these expenditures, as well as related general and administrative expenses the Company had an accumulated deficit of $34 million as of September 30, 2001. The Company expects such operating losses to continue in the near term and for the foreseeable future as it continues its product development efforts, and undertakes marketing and sales activities. The Company's ability to achieve profitability is dependent upon its ability to successfully obtain governmental approvals, produce, market and sell its new technology and integrate such technology into its thermotherapy systems. There can be no assurance that the Company will be able to commercialize its technology successfully or that profitability will ever be achieved. The operating results of the Company have fluctuated significantly in the past. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, many of which are outside the Company's control.

                The Company will need substantial additional funding in order to complete the development, testing and commercialization of its cancer treatment and BPH products and of potential new products. It is the Company's current intention both to increase the pace of development work on its present products and to make a significant commitment to thermosensitive liposome and gene therapy research and development projects. The increase in the scope of present development work and such new projects will require additional funding, at least until the Company is able to begin marketing its products. Subsequent to September 30, 2001 and through December 20, 2001, the Company had realized net proceeds of 3,707,110 in a private placement of units consisting of its common stock and common stock warrants. The Company believes that these additional funds will be sufficient to fund operations through September 30, 2002.

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

3.      INVENTORIES

            Inventories are comprised of the following:

                                                                                       2001                 2000
                                                                                   ------------          -----------

           Materials                                                               $   -                   $13,538
           Finished products                                                           -                       -
                                                                                   ------------          -----------

                                                                                   $   -                   $13,538
                                                                                   ============          ===========

4.      NOTES PAYABLE - OTHER

                Notes payable - other consists of a term note without interest and payable on demand that was paid off during the year ended September 30, 2001.

5.      INCOME TAXES

                A reconciliation of the Company's statutory tax rate to the effective rate for the years ended September 30 is as follows:

                                                                        2001           2000            1999
                                                                       ------         -------         -------

       Federal statutory rate                                           34.0%          34.0%            34.0%
       State taxes, net of federal tax benefit                           4.6            4.6              4.6
       Valuation allowance                                             (38.6)         (38.6)           (38.6)
                                                                       -----          -----            -----

                                                                        .0%            .0%              .0%
                                                                       =====          =====            =====

                As of September 30, 2001, the Company had net operating loss carryforwards of approximately $29 million for federal income tax purposes that are available to offset future taxable income through the year 2021.

                The components of the Company's deferred tax asset for the years ended September 30 is as follows:

                                                                       2001                      2000
                                                                   ------------             -------------

       Net operating loss carryforwards                            $ 11,400,000             $   9,215,000
       Valuation allowance                                          (11,400,000)               (9,215,000)
                                                                   ------------             -------------

                                                                   $        -               $        -
                                                                   ============             =============

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

                The shares of Series A preferred stock are subject to exchange and conversion privileges upon the occurrence of major events, including a public offering of the Company's securities or the Company's merger into another public company. In addition, the holders of the Series A preferred stock are entitled to convert their preferred shares into shares of common stock at a conversion price of $0.41 per share of common stock, subject to certain adjustments.

                As of September 30, 2001, 4,283.55 (including accrued dividends) shares of the Series A preferred stock had been converted into 10,447,690 shares of the Company's common stock and 1,099 shares (including accrued dividends) of the Series A preferred stock remained outstanding.

                There are outstanding warrants to purchase 36 shares of Series A preferred stock (convertible into an additional 87,805 shares of common stock) as of September 30, 2001.

8.      STOCK OPTIONS AND WARRANTS

                The Company has issued stock options and warrants to employees, directors, vendors and debt holders. Options and warrants are generally granted at market value at the date of the grant.

                A summary of the Company's stock option and warrant activity and related information for the years ended September 30, 2001, 2000 and 1999 is as follows:

                                                          Weighted
                                       Options/           Average
                                       Warrants           Exercise
                                      Outstanding          Price
                                      -----------         --------

Outstanding at October 1, 1998         10,603,983          $.39
  Granted                               6,749,627           .81
  Exercised                              (587,500)          .25
  Expired/cancelled                      (112,340)          .52
                                      -----------

Outstanding at September 30, 1999      16,653,770           .59
  Granted                               1,125,214           .94
  Exercised                           (10,247,074)          .70
  Expired/cancelled                           -             -
                                      -----------

Outstanding at September 30, 2000       7,531,910           .44
  Granted                               8,158,308          1.36
  Exercised                              (585,000)          .35
  Expired/cancelled                           -             -
                                      -----------

Outstanding at September 30, 2001      15,105,218           .94
                                      ===========

                Following is additional information with respect to options and warrants outstanding at September 30, 2001:

                                          Exercise       Exercise          Exercise        Exercise           Exercise
                                         Price from     Price from        Price from      Price from         Price from
                                        $.13 to $.51   $.60 to $.85      $.92 to $1.03   $1.19 to $1.60     $1.73 to $5.00
                                        ------------   ------------      -------------   --------------     --------------

Outstanding at September 30, 2001:
   Number of options/warrants            5,948,148      1,992,000          2,330,470       2,923,600          1,911,000
   Weighted average exercise price          $.18           $.73               $.98           $1.34              $3.01
   Weighted average remaining
     contractual life in years              4.41           5.63               5.12            6.10               4.55

Exercisable at September 30, 2001:
   Number of options/warrants            5,948,148        952,000          1,282,137        630,600            955,000
   Weighted average exercise price          $.18           $.72               $.98           $1.30              $2.81

                Subsequent to September 30, 2001, the Company's Chief Executive Officer retired from employment with the Company. In connection with his retirement, unvested stock options to purchase 900,000 shares of the Company's stock with a weighted average exercise price of $1.18 became immediately exercisable.

                During the year ended September 30, 2001, the Company entered into agreements with consultants in which the consultants received stock options in exchange for services. The fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.41%, expected volatility of 50%; expected option life 5 years from vesting and an expected dividend yield of 0%. As a result of these agreements, additional expense of $372,633 was recognized in the year ended September 30, 2001.

                The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), but applies Accounting Principles Board Opinion No. 25 and related interpretations. No compensation expense related to the granting of stock options to employees or directors was recorded during the three years ended September 30, 2001. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999: risk-free interest rate of 4.77%, 6.54% and 5.16% for 2001, 2000 and 1999, respectively; expected volatility of 50%; expected option life of 3 to 5 years from vesting and an expected dividend yield of 0.0%. If the Company had elected to recognize cost based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, net loss and loss per share would have been changed to the pro forma amounts as follows:

                                                                                 Year Ended September 30,
                                                                -------------------------------------------------------
                                                                       2001                  2000               1999
                                                                ----------------         ------------        ----------
                  Net loss                                         $(7,599,676)          $(5,032,715)        $(2,448,402)
                  Net loss per common share - basic                       (.11)                 (.08)               (.05)

9.      LICENSE AGREEMENTS AND PROPRIETARY RISKS

                Through the Company's license agreements with Massachusetts Institute of Technology ("MIT") MMTC, Inc., Duke University ("Duke") and Sloan-Kettering, the Company has exclusive rights, within defined fields of use , of nine United States patents. Three of these patents relate to the treatment of BPH, four relate to thermotherapy for cancer, one relates to heat-sensitive liposomes and one relates to gene therapy.

                The MIT, MMTC, Duke and Sloan-Kettering license agreements each contains license fee, royalty and/or research support provisions, testing and regulatory milestones, and other performance requirements that the Company must meet by certain deadlines with respect to the use of the licensed technologies. In conjunction with the patent holders, the Company intends to file international applications for certain of the United States patents.

                In 1996, the Company entered into a patent license agreement with MIT, pursuant to which the Company obtained exclusive rights to use of MIT's patented APA technology in conjunction with application of heat to breast tumor conditions, the application of heat to prostate conditions and all other medical uses. MIT has retained certain rights in the licensed technology for non-commercial research purposes. MIT's technology has been patented in the United States and MIT has patents pending for its technology in China, Europe, Japan and Canada. The term of the Company's exclusive rights under the MIT license agreement expires on the earlier of ten years after the first commercial sale of a product using the licensed technology or October 24, 2009, but the rights continue on a non-exclusive basis for the life of the MIT patents.

                The Company entered into a license agreement with MMTC in 1996, for exclusive worldwide rights to MMTC's patents related to its balloon compression technology for the treatment of prostatic disease in humans. The exclusive rights under the MMTC license agreements extend for the life of MMTC's patents. MMTC currently has patents in the United States and Canada. The terms of these patents expire at various times from April 2008 to November 2014. In addition, MMTC also has patent applications pending in Japan and Europe.

                On November 10, 1999, the Company entered into a license agreement with Duke under which the Company received exclusive rights (subject to certain exceptions) to commercialize and use Duke's thermo-liposome technology. The license agreement contains annual royalty and minimum payment provisions and also requires milestone-based royalty payments measured by various events, including product development stages, FDA applications and approvals, foreign marketing approvals and achievement of significant sales. However, in lieu of such milestone-based cash payments, Duke has agreed to accept shares of the Company common stock to be issued in installments at the time each milestone payment is due, with each installment of shares to be calculated at the average closing price of the common stock during the 20 trading days prior to issuance. The total number of shares issuable to Duke under these provisions is subject to adjustment in certain cases, and Duke has "piggyback" registration rights for public offerings taking place more than one year after the effective date of the license agreement. The Company is currently renegotiating certain terms of our contractual arrangements with Duke.

                The rights under the license agreement with Duke extend for the longer of 20 years or the end of any term for which any relevant patents are issued by the United States Patent and Trademark Office. Currently, the Company has rights to Duke's patent for its thermo-liposome technology in the United States, which expires in 2018, and to future patents received by Duke in Canada, Europe, Japan and Australia, where it has patent applications pending.

                The Company entered into a license agreement with Sloan-Kettering in 2000 under which it obtained exclusive rights to Sloan-Kettering's United States patent and to patents that Sloan-Kettering may receive in the future for its heat-sensitive gene therapy in Japan, Canada and Europe, where it has patent applications pending. Rights under the agreement with Sloan-Kettering will terminate at the later of 20 years after the date of the agreement or the last expiration date of any patent rights covered by the agreement.

10.     COMMITMENTS AND CONTINGENCIES

            Lease Commitments

                The Company has entered into a lease for their facilities located in Columbia, Maryland. Future minimum lease obligations are as follows:

                                2002                                                $294,071
                                2003                                                 302,779
                                2004                                                 311,789
                                2005                                                 239,018
                              Thereafter                                                -

                Rent expense for the years ended September 30, 2001, 2000 and 1999 was $227,961, $70,848 and $67,796, respectively.

            Rental Income

                In the year ended September 30, 2001 the Company began subleasing some of its office/warehouse space to an unrelated party, generating rental income of $45,609. The sublease yields rent of $15,203 per month and ends January 1, 2001. At the end of the lease term, the tenant has the option to renewing its sublease for an additional three months.

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

            Litigation

                The Company has initiated legal action against a former director of the Company and the director's related entities who held warrants for the purchase of 4.1 million shares of common stock. The Company has concluded that the warrants should be rescinded because they violated Section 15 of the Securities and Exchange Act of 1934. The original defendants have filed a counterclaim against the Company, certain of its officers and directors and an attorney and law firm that represented the Company alleging certain acts in connection with the warrants. The counterclaim does not request a specific amount of damages.

                It is impossible to determine at this point in the litigation the amount of damages, if any that may be awarded against Celsion if it is liable for the claims alleged in the counterclaim. In addition, the Company's insurance carrier has denied liability as to the claims asserted in the counterclaim. However, the Company intends to prosecute this litigation vigorously.

11.     CONCENTRATIONS OF CREDIT RISK

                As of September 30, 2001, the Company has a concentration of credit represented by cash balances in one large commercial bank in amounts that exceed current federal deposit insurance limits. The financial stability of this institution is continually reviewed by senior management.

12.     SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                            First         Second          Third         Fourth
                                           Quarter        Quarter        Quarter        Quarter
                                           -------        -------        -------        -------

Gross profit on sales                    $       -      $     1,858    $     1,462    $    (3,320)
General and administrative expenses         (930,600)      (982,792)    (1,127,585)      (170,648)
Research and development expenses           (556,375)      (669,820)      (552,934)    (2,296,120)
Other income/expense                         112,523         94,883         62,438         93,803
                                         -----------    -----------    -----------    -----------

Net loss                                 $(1,374,452)   $(1,555,871)   $(1,616,619)   $(2,376,285)
                                         ===========    ===========    ===========    ===========


Net loss per share - basic and diluted   $      (.02)   $      (.02)   $      (.02)   $      (.03)
                                         ===========    ===========    ===========    ===========

13.     SUBSEQUENT EVENT

                On December 13, 2001, the Company conducted a first closing on a private placement of equity securities consisting of units, each comprised of one share of its common stock and one common stock purchase warrant exercisable for a period of five years at $0.60 per share. The offering is being conducted on a "best efforts, minimum/maximum basis" with a minimum of $3,000,000 and a maximum of $5,000,000 (subject to a $1,250,000 oversubscription allowance). At the first closing, the Company realized gross proceeds of $3,360,000 from the sale of 6,720,000 units, representing net proceeds to the Company of $3,004,986 after deduction of commissions and offering expenses. As of December 20, 2001, the Company had realized gross proceeds of $4,135,826 from the sale of 8,271,652 units, representing net proceeds to the Company of $3,707,110. By its terms, the private placement will terminate on January 31, 2002, unless earlier terminated at the election of the Company.