Form 10-Q
period 2001-12-31
CELSION CORP
filed 2002-02-14
CIK 749647

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________to _________

                       Commission file number 000-14242

                             CELSION CORPORATION
                             --------------------
            (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                                52-1256615
                  --------                             -----------------
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


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


AS OF FEBRUARY 14, 2002, THE REGISTRANT HAD OUTSTANDING 89,608,597 SHARES OF COMMON STOCK, $.01 PAR VALUE.

                                    PART I
                            FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

          --------------------------------------------------------------------------------

                                   Index to Financial Statements
                                   -----------------------------
          --------------------------------------------------------------------------------

                                                                         Page
                                                                         ----
          --------------------------------------------------------------------------------

          Balance Sheets
          December 31, 2001 and September 30, 2001                         3
          --------------------------------------------------------------------------------


          Statements of Operations
          Three months ended
          December 31, 2001 and 2000                                       5
          --------------------------------------------------------------------------------


          Statements of Cash Flows
          Three months ended December 31, 2001 and 2000                    6
          --------------------------------------------------------------------------------


          Notes to Financial Statements                                    7
          --------------------------------------------------------------------------------

                             CELSION CORPORATION

                                BALANCE SHEETS

                   December 31, 2001 and September 30, 2001

                                    ASSETS

                                                              December 31,   September 30,
                                                              ------------   -------------
                                                                  2001            2001
                                                                  ----            ----
                                                               (Unaudited)
                                                               -----------
Current assets:

   Cash and cash equivalents................................  $  4,335,194    $  2,510,136

   Accounts receivable - trade..............................         1,205           1,205

   Accrued interest receivable..............................             -               -


Inventories.................................................             -               -

   Prepaid expenses.........................................        13,501               -


   Other current assets.....................................       150,000         150,000
                                                                   -------         -------

         Total current assets...............................     4,499,900       2,661,341
                                                                 ---------       ---------

Property and equipment - at cost:

   Furniture and office equipment...........................       229,643         229,643

   Laboratory and shop equipment............................        87,193          87,193
                                                                    ------          ------

                                                                   316,836         316,836

      Less accumulated depreciation.........................       142,139         127,556
                                                                   -------         -------

         Net value of property and equipment................       174,697         189,280
                                                                   -------         -------

  Other assets:

Deposits....................................................       100,833          29,537

    Patent licenses (net of amortization)...................        72,745          76,703
                                                                    ------          ------

Total other assets..........................................       173,578         106,240
                                                                   -------         -------

            Total assets....................................   $ 4,848,175    $  2,956,861
                                                               ============   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       December 31, September 30,
                                                                       ------------ -------------
                                                                          2001         2001
                                                                          ----         ----
                                                                      (Unaudited)
                                                                      -----------
Current liabilities:

   Accounts payable -trade.................................          $   34,621    $  145,520

   Notes payable...........................................                   -             -

   Accrued interest payable ...............................                   -             -

   Other accrued liabilities...............................               8,687       126,921
                                                                          -----       -------

         Total current liabilities.........................              43,308       272,441
                                                                         ------       -------

Long-term Liabilities:

    Security deposit.......................................                   -        15,203
                                                                         ------        ------

         Total liabilities.................................              43,308       287,644
                                                                         ------       -------


Stockholders' equity:
Capital stock $.01 par value; 150,000,000 shares authorized,
85,292,249 and 76,876,761 shares issued and outstanding at
December 31, 2001 and September 30, 2001, respectively......            852,922       768,768

Series A 10% Convertible Preferred Stock -- $1,000 par value,
7,000 shares authorized, 1,064 and 1,099 shares issued and
outstanding at December 31, 2001 and September 30, 2001,
respectively ...............................................          1,063,560     1,099,584

   Additional paid-in capital...............................         38,169,897    34,406,022

    Accumulated deficit.....................................        (35,281,516)  (33,605,157)
                                                                    ------------  ------------

          Total stockholders'equity.........................          4,804,863     2,669,217
                                                                      ---------     ---------

                Total liabilities and stockholders'
equity......................................................        $ 4,848,175   $ 2,956,861
                                                                    ===========   ===========

See accompanying notes.

                             CELSION CORPORATION

                           STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                           Three Months Ended December 31,
                                                           -------------------------------

                                                                  2001            2000
                                                                  ----            ----
Operating expenses:

   Selling, general and administrative..............        $     541,247    $   930,600

   Research and development.........................            1,123,221        556,375
                                                            -------------    -----------
        Total operating expenses....................            1,664,468      1,486,975
                                                            -------------    -----------
Loss from operations................................           (1,664,468)    (1,486,975)

Interest income.....................................               11,060        112,576

Interest expense....................................                    -            (53)
                                                            -------------    -----------
Loss before income taxes............................           (1,653,408)    (1,374,452)

Income taxes........................................                    -              -
                                                            --------------   -----------
Net loss............................................        $  (1,653,408)   $(1,374,452)
                                                            =============    ===========

Net loss per common share (basic)...................        $       (0.02)   $     (0.02)
                                                            =============    ===========

Weighted average shares outstanding.................           78,404,179     64,441,029
                                                            =============    ===========


See accompanying notes.

                             CELSION CORPORATION
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                        Three Months Ended December 31,
                                                                        -------------------------------
                                                                              2001            2000
                                                                              ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss......................................................        $  (1,653,408)  $ (1,374,452)

  Non-cash items included in net loss:

     Depreciation and amortization..............................               18,541         15,270

     Common stock option issued for operating expenses..........               77,901              -

  Net changes in:

     Accounts receivable........................................                    -          7,751

     Inventories................................................                    -            (10)

     Prepaid expenses...........................................              (13,502)      (135,349)

     Other current assets.......................................              (71,296)      (100,000)

     Accounts payable-trade.....................................             (110,899)       309,716

     Other accrued liabilities..................................             (133,437)        (2,483)
                                                                           -----------    -----------
        Net cash used by operating activities...................           (1,882,049)    (1,279,557)
                                                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property and equipment..........................                    -        (59,649)
                                                                           -----------    -----------
       Net cash used by investing activities....................                    -        (59,649)
                                                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds of stock issuances...................................            3,711,158              -
                                                                           -----------    -----------
       Net cash provided by financing activities................            3,711,158              -
                                                                           -----------    -----------
NET INCREASE (DECREASE) IN CASH.................................            1,825,058     (1,339,206)

Cash at beginning of period                                                 2,510,136      8,820,196
                                                                           ----------      ---------
Cash at end of the period                                               $   4,335,194    $ 7,480,990
                                                                           ==========     ==========
Conversion of accounts payable through issuance of common
stock.                                                                  $           -    $   216,417
                                                                           ==========     ==========

See accompanying notes.

                             CELSION CORPORATION
                        NOTES TO FINANCIAL STATEMENTS

Note 1.     Basis of Presentation

        The accompanying unaudited condensed financial statements, which include the accounts of Celsion Corporation (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending September 30, 2002. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

Note 2.     Common Stock Outstanding and Per Share Information

        For the quarters ended December 31, 2001 and 2000, per share data is based on the weighted average number of shares of Common Stock outstanding. Outstanding warrants and options which can be converted into Common Stock are not included as their effect is anti-dilutive.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FORWARD-LOOKING STATEMENTS

        Statements and terms such as "expect", "anticipate", "estimate", "plan", "believe" and words of similar import, regarding the Company's expectations as to the development and effectiveness of its technology, the potential demand for its products, and other aspects of its present and future business operations, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, the Company cannot guarantee that actual results will not differ materially from its expectations. In evaluating such statements, readers should specifically consider the various factors contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, which could cause actual results to differ materially from those indicated by such forward-looking statements, including those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors", as well as those set forth below and elsewhere in this Report.


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


RESULTS OF OPERATIONS

Comparison of Three Months Ended December 31, 2001
and Three Months Ended December 31, 2000

        There were no product sales for the three months ended December 31, 2001 and 2000. No product revenues are expected until the Company's equipment incorporating new technologies receives the necessary approvals from governmental regulatory agencies. The new equipment is currently in pivotal Phase II clinical testing.

        Selling, general and administrative expense decreased by 42% to $541,247 for the three months ended December 31, 2001, from $930,600 for the comparable period in 2000. The decrease of $389,353 was due primarily to the fact that in the fiscal quarter ended December 31, 2001 general expenses (including rent, utilities, office services, etc) were allocated between administration and research and development

        Research and development expense increased by 102% to $1,123,221 for the current period from $556,375 for the three months ended December 31, 2000. The increased expenditure was due to the allocation of expenditures discussed above, the cost of benign prostatic hyperplasia ("BPH") clinical trials, establishment of a clinical monitoring team and engineering costs related to commercializing the design of the BPH device. The Company expects expenditures on research and development to increase for the remainder of the current fiscal year as it completes its BPH Phase II clinical trials, submits the data to the Food and Drug Administration (the "FDA") in connection with its application for pre-marketing approval and undertakes the approval process. Additionally the Company intends to accelerate its Phase II breast cancer clinical trials and expects to submit to the FDA Investigational New Drug applications, and potentially initiate Phase I trials, for several indications for its Doxorubicin-laden heat activated liposomes.

        The increased expenditures for research and development discussed above resulted in an increase in the loss from operations for the three month period ended December 31, 2001 of $177,493, to $1,664,468 from $1,486,975 in the comparable period during the prior fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $35,281,516 at December 31, 2001. The Company has incurred negative cash flows from operations since its inception, and has funded its operations primarily through the sale of equity securities. As of December 31, 2001, the Company had total current assets of $4,499,900, including cash and cash equivalents of $4,335,194, current liabilities of $43,308 and a working capital surplus of $4,456,592. As of September 30, 2001, the Company had total current assets of $2,661,341, including cash and cash equivalents of $2,510,136, current liabilities of $272,441, and a working capital surplus of $2,388,900. Net cash used in the Company's operating activities was $1,882,049 for the three months ending December 31, 2001.

        The Company does not have any bank financing arrangements and has funded its operations in recent years primarily through private placement offerings. For all of fiscal year 2002, the Company expects to expend a total of about $7.5 million for research, development and administration. This aggregate expenditure amount is an estimate based upon assumptions such as, the scheduling and cost of institutional clinical research and testing personnel, the timing of clinical trials and other factors, not all of which are fully predictable or within the control of the Company. Accordingly, estimates and timing concerning projected expenditures and programs are subject to change.

        The Company expects to meet its funding needs for the remainder of fiscal year 2002 from its current resources and funds generated from a private placement of equity completed on January 9, 2002.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

        Not applicable.



                                   PART II
                              OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        As previously reported, on April 27, 2000, the Company commenced an action (the "Original Suit") in the United States District Court for the District of Maryland (the "Maryland Court") against Warren C. Stearns, a former director of the Company ("W.C. Stearns"), Mr. Stearn's management company and a number of his affiliates, family members and colleagues (collectively, the "Original Defendants"), who held warrants (the "Original Warrants") for the purchase of approximately 4.1 million shares of the Company's Common Stock at $0.41 per share. On January 18, 2001, the Maryland Court transferred the case to the United States District Court for the Northern District of Illinois, in Chicago (the "Chicago Court"). On July 17, 2001, the Company filed a motion to amend its complaint to add a second count, alleging that Mr. Stearns, on behalf of himself and the other Original Defendants, had executed a Mutual Release which released any right the Original Defendants had to exercise the warrants ("Count II"). The motion was granted on July 19, 2001.

        On August 9, 2001, the Original Defendants filed a counterclaim (the "Counterclaim") against the Company, certain of its officers and directors, and an attorney and law firm that previously had represented the Company. On September 10, 2001, the Chicago Court dismissed, with prejudice, Count I of the Complaint. On November 23, 2001, the Company and certain of its officers and directors filed a motion to dismiss the Counterclaim.

        On January 25, 2002, the Company and Augustine Y. Cheung, Spencer J. Volk, Walter B. Herbst, LaSalle D. Leffall, Claude Tihon, John Mon, Max E. Link (all of whom are present or former officers and/or directors of the Company), George Bresler, Bresler, Goodman & Unterman LLP and The George Bresler Trust on the one hand (collectively, the "Company Parties"), and Stearns Management Company, Anthony Riker, Ltd., John T. Horton, The George T. Horton Trust, Warren R. Stearns, Charles A. Stearns, and W.C. Stearns (collectively, the "Stearns Parties"), on the other hand, entered into a settlement agreement (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the Company, among other things, has agreed (a) to pay to W.C. Stearns the lesser of (i) the Stearns Parties' actual legal fees, costs and expenses incurred in connection with the Original Suit, the Counterclaim and the Settlement Agreement or (ii) $265,000; (b) to issue to the Stearns Parties warrants (the "Settlement Warrants") to purchase a total of 6,325,821 shares of the Company's Common Stock, at an exercise price of $0.01 per share; and
(c) to register for resale the shares underlying the Settlement Warrants. The Settlement Warrants are in replacement of the Original Warrants, the validity of which was at issue in the Original Suit. However, while the Original Warrants, among other things, contained anti-dilution provisions ensuring the Stearns Parties the right to purchase 4.6875% of the Company's Common Stock, on a fully diluted basis, until completion of the Company's next public offering (as defined) and a renewal right at the election of the holder, the Settlement Warrants contain no such provisions. In addition, pursuant to the Settlement Agreement, the Company Parties, on the one hand, and the Stearns Parties, on the other, unconditionally released one another from any and all claims arising prior to the effective date of the Settlement Agreement and agreed to dismiss, with prejudice, the Original Suit, including the Counterclaim.

        The Settlement Agreement has the effect of fully and finally resolving the matters in dispute in the Original Suit and the Counterclaim between the Company Parties, on the one hand, and the Stearns Parties, on the other hand.



ITEM 2. CHANGE IN SECURITIES.

        During the fiscal quarter ended December 31, 2001, the Company issued the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act"):

               The Company issued a total of 8,271,652 shares of its Common Stock and warrants to purchase an equal number of shares of its Common Stock in connection with a private placement offering made exclusively to "accredited investors" as that term is defined in Rule 501 under the Securities Act. The Common Stock and warrants were issued in units, consisting of one share of Common Stock, and one warrant, exercisable at $0.60 per share and subject to call under certain circumstances, to purchase one share of Common Stock. The units were sold at a price of $0.50 per Unit. As of December 31, 2001, the Company had realized gross proceeds in the amount of $4,135,826 and paid placement agent commissions and expenses in the amount of $428,717 in connection with the sale of these securities. The shares issued are restricted stock, endorsed with the Company's standard restricted stock legend, with a stop transfer instruction recorded by the transfer agent. The certificates representing the warrants have a similar restrictive legend. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

               The Company also issued 143,836 shares to a shareholder upon conversion of outstanding shares of the Company's Series A 10% Convertible Preferred Stock.

               The Company also issued warrants and options to a total of three outside consultants to purchase a total of 335,625 shares of Common Stock. These warrants and options were valued at $77,901. The documents evidencing these securities carry the Company's standard restrictive legend. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.



ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

        Not applicable
 .

ITEM 5  OTHER INFORMATION.

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits.

               11.     Computation of per share earnings.

        (b)     Reports on Form 8-K.


               On November 30, 2001, the Company filed with the Securities and Exchange Commission (the "SEC") a Current Report on Form 8-K reporting, under Item 5, that on that date it released to its shareholders a letter (regarding the status of its business and the development of its products, announcing certain changes in its management, announcing the date of the 2002 annual meeting of shareholders and revising the dates of the Company's quarterly conference calls with its shareholders.

        On December 17, 2001,the Company filed with the SEC a Current Report on Form 8-K reporting, under Item 5, that on December 13, 2001, it had completed a first closing on its private placement of units consisting of one share of common stock, par value $0.01 per share and a warrant to purchase one share of Celsion common stock, at a price of $0.50 per unit.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:     February 14, 2002

                                              CELSION CORPORATION
                                              -------------------
                                                (Registrant)





                                         By:      /s/ Augustine Y. Cheung
                                                  -----------------------
                                                  Augustine Y. Cheung
                                                  President and Chief Executive Officer


                                         By:      /s/Anthony P. Deasey
                                                  ---------------------
                                                  Anthony P. Deasey
                                                  Executive Vice President-Finance and Administration
                                                    Chief Financial Officer
                                                  (Principal Financial and Chief Accounting Officer)





EXHIBIT 11

CELSION CORPORATION
COMPUTATION OF EARNINGS PER SHARE


   ----------------------------------------------------------------------------------
                                                      Three Months Ended December 31,
   ----------------------------------------------------------------------------------

                                                              2001              2000
   ----------------------------------------------------------------------------------
                                                      $(1,653,408)      $(1,374,452)
   Net (loss) income
   ----------------------------------------------------------------------------------
                                                           $(0.02)           $(0.02)
   Net (loss) income per common share*
   ----------------------------------------------------------------------------------
                                                        78,404,179        64,441,029
   Weighted average shares outstanding
   ----------------------------------------------------------------------------------



* Common stock equivalents have been excluded from the calculation of net loss per share as their inclusion would be anti-dilutive.