Form 10-Q
period 2002-03-31
CELSION CORP
filed 2002-05-14
CIK 749647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2002

                                       or

[ ]     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ___________to _________

                        Commission file number: 000-14242

                               CELSION CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                      52-1256615
          --------                                      ---------------
        State or Other Jurisdiction of                (I.R.S. Employer
        Incorporation or Organization                 Identification No.)

            10220-I Old Columbia Road, Columbia, Maryland    21046-1705
            -----------------------------------------------------------
            (Address of Principal Executive Offices)         (Zip Code)

Registrant's Telephone Number, Including Area Code (410) 290-5390
                                                   --------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

As of May 14, 2002, the Registrant had outstanding 89, 849, 847 shares of Common Stock, $.01 par value.

                                     PART I

                              FINANCIAL INFORMATION

Item 1.     Financial Statements.

  ------------------------------------------------------------------------------
                          Index to Financial Statements
  ---------------------------------------------------------------- -------------
                                                                      Page
  ---------------------------------------------------------------- -------------
  Balance Sheets as of March 31, 2002 and September 30, 2001            3
  ---------------------------------------------------------------- -------------
  Statements of Operations for the Three and Six Month Periods          5
  Ended March 31, 2002 and 2001
  ---------------------------------------------------------------- -------------
  Statements of Cash Flows for the Six Month Periods Ended March        6
  31, 2002 and 2001
  ---------------------------------------------------------------- -------------
  Notes to Financial Statements                                         7
  ---------------------------------------------------------------- -------------


                               CELSION CORPORATION
                                 BALANCE SHEETS
                      March 31, 2002 and September 30, 2001

                                     ASSETS
                                     ------

                                                       March 31, 2002         September 30, 2001
                                                        (Unaudited)           ------------------
                                                       ----------
Current assets:
   Cash and cash equivalents .....................     $3,530,095                 $2,510,136
   Accounts receivable - trade ...................          2,475                      1,205
   Inventories ...................................         47,730                       --
   Prepaid expenses ..............................         50,102                       --
         Total current assets ....................      3,630,402                  2,511,341
                                                       ----------                 ----------
Property and equipment - at cost:
   Furniture and office equipment ................        252,572                    229,643
    Laboratory and shop equipment ................         89,354                     87,193
                                                       ----------                 ----------
                                                          341,926                    316,836
      Less accumulated depreciation ..............        155,227                    127,556
                                                       ----------                 ----------
         Net value of property and equipment .....        186,699                    189,280
                                                       ----------                 ----------
  Other assets:
    Deposits .....................................        395,603                    179,537

    Patent licenses (net of amortization ) .......         68,788                     76,703
                                                       ----------                 ----------

      Total other asset ..........................        464,391                    106,240
                                                       ----------                 ----------

            Total assets .........................     $4,281,492                 $2,956,861
                                                       ==========                 ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    March 31, 2002      September 30, 2001
                                                                     (Unaudited)        ------------------
                                                                    -------------
Current liabilities:
   Accounts payable - trade .....................................   $     450,239          $     145,520
   Other accrued liabilities ....................................         225,142                126,921
                                                                    -------------          -------------
         Total current liabilities ..............................         675,381                272,441
                                                                     -------------          -------------
Long-term Liabilities:
    Security deposit ............................................            --                   15,203
                                                                    -------------          -------------
         Total liabilities ......................................         675,381                287,644
                                                                    -------------          -------------
Stockholders' equity:
Capital stock $.01 par value;150,000,000 shares
authorize   89,749,847   and 76,876,761 shares issued
 and outstanding at March 31, 2002 and
September 30, 2001, respectively ................................         897,498                768,768
Series A 10%  Convertible  Preferred  Stock -- $1,000  par value,
7,000 shares authorized, 1,086 and 1,099 shares
issued and outstanding at
March 31, 2002 and September 30, 2001, respectively .............       1,085,875              1,099,584
   Additional paid-in capital ...................................      40,667,825             34,406,022
    Accumulated deficit .........................................     (39,045,087)           (33,605,157)
                                                                    -------------          -------------
          Total stockholders' equity ............................       3,606,111              2,669,217
                                                                    -------------          -------------
                Total liabilities and stockholders' equity ......   $   4,281,492          $   2,956,861
                                                                    =============          =============

                            See accompanying notes.


                               CELSION CORPORATION
                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                Three Months                    Six Months
                                               Ended March 31,                Ended March 31,
                                        --------------------------      --------------------------
                                           2002            2001             2002            2001
                                        ----------      ----------      ----------      ----------
Revenue:
   Hyperthermia sales and parts ...   $       --      $      1,858    $       --      $      1,858
                                        ----------      ----------      ----------      ----------
       Total revenue ..............           --             1,858            --             1,858
                                        ----------      ----------      ----------      ----------
   Cost of sales ..................           --              --              --              --
                                        ----------      ----------      ----------      ----------
      Gross profit ................           --             1,858            --             1,858
                                        ----------      ----------      ----------      ----------
Operating expenses:
  General and administrative ......      1,998,406         982,792       2,539,653       1,913,951
  Research and  development .......      1,759,775         669,820       2,882,996       1,248,321
                                        ----------      ----------      ----------      ----------
        Total operating expenses ..      3,758,181       1,652,612       5,422,649       3,162,272
                                        ----------      ----------      ----------      ----------
Loss from operations ..............     (3,758,181)     (1,650,754)     (5,422,649)     (3,160,414)
Loss on disposal of property ......         (1,825)           --            (1,825)           --
   and equipment                        ----------      ----------      ----------      ----------
Interest income ...................         18,749          94,833          29,809         207,406
                                        ----------      ----------      ----------      ----------
Loss before income taxes ..........     (3,741,257)     (1,555,871)     (5,394,665)     (2,953,008)
Income taxes ......................           --              --              --              --
                                        ----------      ----------      ----------      ----------
Net loss ..........................   $ (3,741,257)   $ (1,555,871)   $ (5,394,665)   $ (2,953,008)
                                        ==========      ==========      ==========      ==========
Net loss per common share (basic) .   $      (0.04)   $      (0.02)   $      (0.06)   $      (0.04)
                                        ==========      ==========      ==========      ==========
Weighted average shares outstanding     89,291,710      71,109,723      84,008,495      67,775,376
                                        ==========      ==========      ==========      ==========

                            See accompanying notes.

                               CELSION CORPORATION

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                     Six Months Ended March 31,
                                                         2002           2001
                                                     -----------    -----------
Cash flows from operating activities:
  Net loss .......................................   $(5,394,665)   $(2,953,008)
  Noncash items included in net loss:
     Depreciation and amortization ...............        39,091         30,498
     Common stock and stock options issued
         for operating expenses ..................       266,829        313,591
     Preferred shares converted into common stock           --          216,416
     Legal settlement expense ....................       476,724           --
     Loss on disposal of property and equipment ..         1,825           --
  Net changes in:
     Accounts receivable .........................        (1,270)         7,136
     Inventories .................................       (47,730)        (4,455)
     Prepaid expenses ............................       (50,102)       (83,111)
     Other assets ................................      (216,066)      (100,000)
     Accounts payable - trade ....................       304,719         (5,282)
     Accrued interest payable ....................          --         (155,373)
     Other liabilities ...........................        83,018          5,294
                                                     -----------    -----------
         Net cash used by operating activities ...    (4,537,627)    (2,728,294)
                                                     -----------    -----------
Cash flows from investing activities:
     Purchase of property and equipment ..........       (30,420)       (74,652)
                                                     -----------    -----------
      Net cash used by investing activities ......       (30,420)       (74,652)
                                                     -----------    -----------
Cash flows from financing activities:
     Proceeds of stock issuances .................     5,588,006        115,000
                                                     -----------    -----------
         Net cash provided by financing activities     5,588,006        115,000
                                                     -----------    -----------
      Net increase (decrease) in cash ............     1,019,959     (2,687,946)
      Cash at beginning of period ................     2,510,136      8,820,196
                                                     -----------    -----------
     Cash at end of the period ...................   $ 3,530,095    $ 6,132,250
                                                     ===========    ===========

See accompanying notes.

                               CELSION CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 1.     Basis of Presentation

         The accompanying unaudited condensed financial statements of Celsion Corporation (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the six months ended March 31, 2002 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending September 30, 2002. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

Note 2.     Common Stock Outstanding and Per Share Information

         For the quarters and six-month periods ended March 31, 2002 and 2001, per share data is based on the weighted average number of shares of Common Stock outstanding. Outstanding warrants and options that can be converted into Common Stock are not included, as their effect is anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

         Statements  and  terms  such  as  "expect",  "anticipate",  "estimate",
"plan", "believe" and words of similar import, regarding the Company's expectations as to the development and effectiveness of its technologies, the potential demand for its products, and other aspects of its present and future business operations, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, the Company cannot guarantee that actual results will not differ materially from its expectations. In evaluating such statements, readers should specifically consider the various factors contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, which could cause actual results to differ materially from those indicated by such forward-looking statements, including those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors", as well as those set forth below and elsewhere in this Report.

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

         The operating results of the Company have fluctuated significantly in the past on an annual and a quarterly basis. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, many of which are outside the Company's control

Results of Operations

Comparison of Three Months Ended March 31, 2002 and Three Months Ended March 31, 2001

         There were no product sales for the three months ended March 31, 2002. No product revenues are expected until the Company's equipment incorporating new technologies receives the necessary approvals from governmental regulatory agencies. The new equipment is currently in pivotal Phase II clinical testing.

         General and administrative expense increased by 103%, to $1,998,406 for the three months ended March 31, 2002, from $982,792 for the comparable period in 2001. The increase of $1,015,614 was due to several factors. First, the Company incurred costs associated with settlement of its ongoing lawsuit with Warren C. Stearns and his associates. Under the terms of the settlement, Celsion issued to the Stearns group certain common stock purchase warrants that were at issue in the litigation, together with additional warrants as compensation for relinquishment of certain anti-dilution rights under the disputed warrants and up to $265,000 in cash to reimburse Stearns for costs incurred up to the settlement date. Second, during this quarter, the Company accrued the remaining amounts due to Spencer J. Volk, its former President and Chief Executive Officer, under the terms of the agreement governing his retirement. Finally, the Company incurred consulting costs related to the exploration of the feasibility of setting up a business in China (including Hong Kong, Taiwan and Macao). These increased costs were partially offset by the allocation of general expenses (including rent, utilities, office services, etc.) between administration and research and development.

         Research and development expense increased by 163%, or $1,089,955, to $1,759,775 for the current period from $669,820 for the three months ended March 31, 2001. This increase was due to the allocation of general expenses discussed above, the cost of benign prostatic hyperplasia ("BPH") clinical trials, establishment of a clinical monitoring team and engineering costs related to commercializing the design of the BPH device. The Company expects expenditures on research and development to increase for the remainder of the current fiscal year as it completes its BPH Phase II clinical trials, submits the data to the Food and Drug Administration (the "FDA") in connection with its application for pre-marketing approval and undertakes the approval process. Additionally the Company intends to accelerate its Phase II breast cancer clinical trials and has submitted to the FDA Investigational New Drug applications, and potentially to initiate Phase I clinical trials, for several indications for its Doxorubicin-laden heat activated liposomes.

         The increased expenditures, discussed above, resulted in an increase in the loss from operations for the three-month period ended March 31, 2002 of $2,107,427, to ($3,758,181) from ($1,650,754) in the comparable period during the prior fiscal year.

Comparison  of Six Months  Ended March 31,  2002 and Six Months  Ended March 31,
20001

         There were no product sales for the six months ended March 31, 2002. No product revenues are expected until the Company's equipment incorporating new technologies receives the necessary approvals from governmental regulatory agencies. The new equipment is currently in pivotal Phase II clinical testing.

         General and administrative expense increased by 33%, to $2,539,653, for the six months ended March 31, 2002, from $1,913,951 for the comparable period in 2001. The increase of $625,702 was due to several factors. First, the Company incurred costs associated with settlement of its ongoing lawsuit with Warren C. Stearns and his associates. Under the terms of the settlement, Celsion issued to the Stearns group certain common stock purchase warrants that were at issue in the litigation, together with additional warrants as compensation for relinquishment of certain anti-dilution rights under the disputed warrants and up to $265,000 in cash to reimburse Stearns for costs incurred up to the settlement date. Second, the Company accrued the remaining amounts due to Spencer J. Volk, its former President and Chief Executive Officer, under the terms of the agreement governing his retirement. Finally, the Company incurred consulting costs related to the exploration of the feasibility of setting up a business in China (including Hong Kong, Taiwan and Macao). These increased costs were partially offset by the allocation of general expenses (including rent, utilities, office services, etc.) between administration and research and development.

         Research and development expense increased by 131%, to $2,882,996 for the current period from $1,248,321 for the six months ended March 31, 2001. This increasewas due to the allocation of general expenses discussed above, the cost of BPH clinical trials, establishment of a clinical monitoring team and engineering costs related to commercializing the design of the BPH device. The Company expects expenditures on research and development to increase for the remainder of the current fiscal year as it completes its BPH Phase II clinical trials, submits the data to the FDA in connection with its application for pre-marketing approval and undertakes the approval process. Additionally the Company intends to accelerate its Phase II breast cancer clinical trials and has submitted to the FDA Investigational New Drug applications, and potentially initiate Phase I clinical trials, for several indications for its doxorubicin-laden heat activated liposomes.

         The increased expenditures, discussed above, resulted in an increase in the loss from operations for the six-month period ended March 31, 2002 of $2,262,235, to ($5,422,649) from ($3,160,414) in the comparable period during the prior fiscal year.

Liquidity and Capital Resources

         Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $39,045,087 at March 31, 2002. The Company has incurred negative cash flows from operations since its inception, and has funded its operations primarily through the sale of equity securities. As of March 31, 2002, the Company had total current assets of $3,630,402, including cash and cash equivalents of $3,530,095, current liabilities of $675,381 and a working capital surplus of $2,955,021. As of September 30, 2001, the Company had total current assets of $2,661,341, including cash and cash equivalents of $2,510,136, current liabilities of $272,441, and a working capital surplus of $2,388,900. Net cash used in the Company's operating activities was $4,537,627 for the six months ending March 31, 2002.

         The Company does not have any bank financing arrangements and has funded its operations in recent years primarily through private placement offerings. For all of fiscal year 2002, the Company expects to expend a total of about $7.5 million for research, development and administration. This aggregate expenditure amount is an estimate based upon assumptions as to the scheduling and cost of institutional clinical research and testing personnel, the timing of clinical trials and other factors, not all of which are fully predictable or within the control of the Company. Accordingly, estimates and timing concerning projected expenditures and programs are subject to change from time to time and such changes may be material.

         The Company expects to meet its funding needs for the remainder of fiscal year 2002 from its current resources, including funds generated from a private placement of equity completed on January 9, 2002.

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

Item 3.           Quantitative and Qualitative Disclosure About Market Risk.

         Not applicable.


                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

         The following information was reported by the Company under Item 5 in a Current Report on Form 8-K dated January 25, 2002 filed with the Securities and Exchange Commission (the "SEC") on January 29, 2002:

                           As  previously  reported,  on  April  27,  2000,  the
                  Company commenced an action (the "Original Suit") in the United States District Court for the District of Maryland (the "Maryland Court") against Warren C. Stearns, a former director of the Company ("W.C. Stearns"), Mr. Stearns' management company and a number of his affiliates, family members and colleagues (collectively, the "Original Defendants"), who held warrants (the "Original Warrants") for the purchase of approximately 4.1 million shares of the Company's Common Stock at $0.41 per share. On January 18, 2001, the Maryland Court transferred the case to the United States District Court for the Northern District of Illinois, in Chicago (the "Chicago Court"). On July 17, 2001, the Company filed a motion to amend its complaint to add a second count, alleging that Mr. Stearns, on behalf of himself and the other Original Defendants, had executed a Mutual Release which released any right the Original Defendants had to exercise the warrants ("Count II"). The motion was granted on July 19, 2001.

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

                           On January 25,  2002,  the Company and  Augustine  Y.
                  Cheung, Spencer J. Volk, Walter B. Herbst, LaSalle D. Leffall, Claude Tihon, John Mon, Max E. Link (all of whom are present or former officers and/or directors of the Company), George Bresler, Bresler, Goodman & Unterman LLP and The George Bresler Trust on the one hand (collectively, the "Company Parties"), and Stearns Management Company, Anthony Riker, Ltd., John T. Horton, The George T. Horton Trust, Warren R. Stearns, Charles A. Stearns, and W.C. Stearns (collectively, the "Stearns Parties"), on the other hand, entered into a settlement agreement (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the Company, among other things, has agreed (a) to pay to W.C. Stearns the lesser of (i) the Stearns Parties' actual legal fees, costs and expenses incurred in connection with the Original Suit, the Counterclaim and the Settlement Agreement or (ii) $265,000;
                  (b) to issue to the Stearns Parties warrants (the "Settlement Warrants") to purchase a total of 6,325,821 shares of the Company's Common Stock, at an exercise price of $0.01 per share; and (c) to register for resale the shares underlying the Settlement Warrants. The Settlement Warrants are in replacement of the Original Warrants, the validity of which was at issue in the Original Suit. However, while the Original Warrants, among other things, contained antidilution provisions ensuring the Stearns Parties the right to purchase 4.6875% of the Company's Common Stock, on a fully diluted basis, until completion of the Company's next public offering (as defined) and a renewal right at the election of the holder, the Settlement Warrants contain no such provisions. In addition, pursuant to the Settlement Agreement, the Company Parties, on the one hand, and the Stearns Parties, on the other, unconditionally released one another from any and all claims arising prior to the effective date of the Settlement Agreement and agreed to dismiss, with prejudice, the Original Suit, including the Counterclaim.

                           The Settlement  Agreement has the effect of fully and
                  finally resolving the matters in dispute in the Original Suit and the Counterclaim between the Company Parties, on the one hand, and the Stearns Parties, on the other hand.

Item 2.           Change in Securities.

         During the fiscal quarter ended March 31, 2002, the Company issued the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act"):

                           The Company issued a total of 4,228,348 shares of its
                  Common Stock and warrants to purchase an equal number of shares of its Common Stock in connection with a private placement offering made exclusively to "accredited investors" as that term is defined in Rule 501 under the Securities Act. The Common Stock and warrants were issued in units, consisting of one share of Common Stock, and one warrant, exercisable at $0.60 per share and subject to call under certain circumstances, to purchase one share of Common Stock. The units were sold at a price of $0.50 per Unit. As of March 31, 2002, the Company had realized gross proceeds in the amount of $2,114,174 and paid placement agent commissions and expenses in the amount of $241,111 in connection with the sale of these securities in the quarter ended March 31, 2002. The shares issued are restricted stock, endorsed with the Company's standard restricted stock legend, with a stop transfer instruction recorded by the transfer agent. The certificates representing the warrants have a similar restrictive legend. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

                           During the quarter,  the Company also issued  213,000
                  shares to four outside consultants for services valued at $115,900. These shares are restricted stock, endorsed with the Company's standard restricted stock legend, with a stop transfer instruction recorded by the transfer agent. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

                           At various  times  during the  quarter,  the  Company
                  issued a total of 16,250 shares of its Common Stock for a cash consideration of $8,475 upon exercise of stock purchase options.

                           The Company also issued stock purchase options to two
                  outside consultants to purchase a total of 150,000 shares of Common Stock. These options were valued at $68,978. The documents evidencing these securities carry the Company's standard restrictive legend. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

Item 3.           Defaults upon Senior Securities.

         Not applicable.

Item 4.           Submission of Matters to a Vote of Securities Holders.

         On February 15, 2002, the Company held its Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, the stockholders voted to elect the following directors to the Board of Directors, to serve as Class I directors for terms of three years each, until the Company's annual meeting of stockholders in 2005 and until their respective successors are elected and shall have qualified:

Name                                      Results of Stockholder Vote

---------------------------- --------------------------------------------------

John Mon.................... Votes For:........................67,912,751
                             Votes Withheld:......................298,562

Claude Tihon................ Votes or:.........................68,055,551
                             Votes Withheld:......................155,762

         In addition, at the Annual Meeting, stockholders voted to ratify the appointment of Stegman & Company as the Company's Independent Public Accountants for the fiscal year ending September 30, 2002. The results of the voting on this matter are as follows:

 Votes For:............................................ 68,034,205
 Votes Against.........................................    108,192
 Abstentions and Broker Non-Votes......................     68,916


Item 5.    Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K   .

         (a)      Exhibits.

                  11.      Computation of Per Share Earnings.

(b)      Reports on Form 8-K.

            On January 11, 2002, the Company filed with the SEC a Current Report on Form 8-K reporting, under Item 5, that on January 9, 2002 it completed its private placement (the "Offering") of units ("Units") consisting of one share of common stock, par value $0.01 per share and a warrant to purchase one share of Celsion common stock, at a price of $0.50 per Unit. The Current Report included a press release reporting on completion of the Offering.

         On January 29, 2002, the Company filed with the SEC a Current Report on Form 8-K reporting, under Item 5, that on January 25, 2002, the Company and Augustine Y. Cheung, Spencer J. Volk, Walter B. Herbst, LaSalle D. Leffall, Claude Tihon, John Mon, Max E. Link (all of whom are present or former officers and/or directors of the Company), George Bresler, Bresler, Goodman & Unterman LLP and The George Bresler Trust on the one hand (collectively, the "Company Parties"), and Stearns Management Company, Anthony Riker, Ltd., John T. Horton, The George T. Horton Trust, Warren R. Stearns, Charles A. Stearns, and W.C. Stearns on the other hand (the "Stearns Parties"), entered into a settlement agreement the effect of which was t fully and finally to resolve the matters in dispute in the certain ongoing litigation between the Company Parties, on the one hand, and the Stearns Parties, on the other hand.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:     May 14, 2002


                            CELSION CORPORATION
                            -------------------
                              (Registrant)


                            By:  /s/ Augustine Y. Cheung
                                 -----------------------
                                     Augustine Y. Cheung
                                     President and Chief Executive Officer
                                    (Principal Executive Officer)

                            By:  /s/Anthony P. Deasey
                                 --------------------
                                    Anthony P. Deasey
                                    Executive Vice President-Finance and
                                    Administration and Chief Financial
                                    Officer
                                   (Principal Financial and Accounting
                                    Officer)