Form 10-Q
period 2002-06-30
CELSION CORP
filed 2002-08-13
CIK 749647

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2002
                                       or

[ ]     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ___________to _________

                        Commission file number: 000-14242

                               CELSION CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                      Delaware                               52-1256615
           ------------------------------                ------------------
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

                                       N/A
               --------------------------------------------------
               Former Name, Former Address and Former Fiscal Year
                          if Changed Since Last Report.


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

As of August 12, 2002, the Registrant had outstanding 90,699,556 shares of Common Stock, $.01 par value.

                                     PART I

                              FINANCIAL INFORMATION

Item 1.     Financial Statements.


                          Index to Financial Statements


                                                                                                Page


           Balance Sheets as of June 30, 2002 and September 30, 2001                              3



           Statements of Operations for the Three and Nine Month Periods Ended June               5
           30, 2002 and 2001



           Statements of Cash Flows for the Nine Month Periods Ended June 30, 2002                6
           and 2001



           Notes to Financial Statements                                                          7

                               CELSION CORPORATION

                                 BALANCE SHEETS

                      June 30, 2002 and September 30, 2001

                                     ASSETS

                                               June 30, 2002    September 30,
                                                (Unaudited)        2001
                                                 ---------      ---------
Current assets:

   Cash and cash equivalents                       $3,119,941     $2,510,136
   Accounts receivable - trade                             36          1,205
   Inventories                                        123,195           --
   Prepaid expenses                                    45,012           --
                                                    ---------      ---------
         Total current assets                       3,288,184      2,511,341
                                                    ---------      ---------
Property and equipment - at cost:
   Furniture and office equipment                     253,774        229,643
Leasehold improvements                                 12,276           --
   Laboratory and shop equipment                       89,354         87,193
                                                    ---------      ---------
                                                      355,404        316,836
      Less accumulated depreciation                   172,475        127,556
                                                    ---------      ---------
         Net value of property and equipment          182,929        189,280
                                                    ---------      ---------
  Other assets:
    Deposits                                          445,053        179,537
    Patent licenses (net of amortization)              64,831         76,703
                                                    ---------      ---------
      Total other asset                               509,884        256,240
                                                    ---------      ---------
            Total assets                           $3,980,997     $2,956,861
                                                   ==========     ==========
                            See accompanying notes.


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  June 30, 2002    September 30,
                                                                                   (Unaudited)         2001
                                                                                    -----------     -----------
Current liabilities:

   Accounts payable - trade                                                        $    520,852    $    145,520

    Accrued payroll                                                                      56,843            --

   Other accrued liabilities                                                            140,759         126,921
                                                                                    -----------     -----------
         Total current liabilities                                                      718,454         272,441
                                                                                    -----------     -----------

Long-term Liabilities:

    Security deposit                                                                       --            15,203
                                                                                    -----------     -----------
         Total liabilities                                                              718,454         287,644
                                                                                    -----------     -----------
Stockholders' equity:

Capital stock -- $.01 par value; 150,000,000 shares authorized, 90,484,847 and 76,876,761 shares issued and outstanding at June 30, 2002

and September 30, 2001, respectively                                                    904,848         768,768

Series A 10% Convertible Preferred Stock -- $1,000 par value; 7,000 shares authorized, 1,108 and 1,099 shares issued and outstanding at June

30, 2002 and September 30, 2001, respectively                                         1,108,190       1,099,584

Series B 8% Convertible Preferred Stock -- $1,000 par value; 5,000 shares authorized, 2,013 and 0 shares issued and outstanding at June 30, 2002

and September 30, 2001, respectively                                                  1,761,330            --

   Additional paid-in capital                                                        41,191,768      34,406,022

    Accumulated deficit                                                             (41,703,593)    (33,605,157)
                                                                                    -----------     -----------


          Total stockholders' equity                                                  3,262,543       2,669,217
                                                                                    -----------     -----------
                Total liabilities and stockholders' equity                         $  3,980,997    $  2,956,861
                                                                                   ============    ============

                            See accompanying notes.


                               CELSION CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months                   Nine Months
                                                    Ended June 30,                 Ended June 30,
                                               2002             2001            2002            2001
                                           ------------    ------------    ------------    ------------

Revenue:
   Hyperthermia sales and parts            $       --      $      1,462    $       --      $      3,320
                                             ----------      ----------      ----------      ----------
       Total revenue                               --             1,462            --             3,320


   Cost of sales                                   --              --              --              --
                                           ------------    ------------    ------------    ------------
      Gross profit                                 --             1,462            --             3,320
                                           ------------    ------------    ------------    ------------

Operating expenses:

  General and administrative                    987,306       1,127,585       3,526,959       3,041,535
                                           ------------    ------------    ------------    ------------
  Research and development                    1,646,710         552,934       4,529,706       1,801,255
                                           ------------    ------------    ------------    ------------

        Total operating expenses              2,634,016       1,680,519       8,056,665       4,842,790
                                           ------------    ------------    ------------    ------------
Loss from operations                         (2,634,016)     (1,679,057)     (8,056,665)     (4,839,470)

Loss on disposal of property
    and equipment                                  --              --            (1,825)           --
                                           ------------    ------------    ------------    ------------
Interest income                                  11,154          62,438          40,962         269,844
                                           ------------    ------------    ------------    ------------

Loss before income taxes                     (2,622,862)     (1,616,619)     (8,017,528)     (4,569,626)

Income taxes                                       --              --              --              --
                                           ------------    ------------    ------------    ------------
Net loss                                     (2,622,862)     (1,616,619)     (8,017,528)     (4,569,626)
                                           ------------    ------------    ------------    ------------

Beneficial conversion feature of

    Class B Convertible Preferred Stock         252,000            --           252,000            --
                                           ------------    ------------    ------------    ------------
Net loss attributable to common
    Stockholders                           $ (2,874,862)   $ (1,616,619)   $ (8,269,528)   $ (4,569,626)
                                           ============    ============    ============    ============
Net loss per common share (basic)          $      (0.03)   $      (0.02)   $      (0.10)   $      (0.06)
                                           ============    ============    ============    ============

Weighted average shares outstanding          90,033,347      76,515,562      85,909,745      70,447,996
                                           ============    ============    ============    ============

                           See accompanying notes.

                               CELSION CORPORATION

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                     Nine Months Ended June 30,
                                                         2002           2001
                                                     -----------    -----------
Cash flows from operating activities:

  Net loss                                           $(8,017,528)   $(4,569,626)

  Noncash items included in net loss:

     Depreciation and amortization                        60,296         48,117

     Common stock and stock options issued

         for operating expenses                          519,122        372,634

     Preferred shares converted into common stock           --          216,416

     Legal settlement expense                            476,724           --

     Loss on disposal of property and equipment            1,825           --

  Net changes in:

     Accounts receivable                                   1,169          7,041

     Inventories                                        (123,195)       (12,656)

     Prepaid expenses                                    (45,012)       (36,403)

     Other assets                                       (265,516)      (207,432)

     Accounts payable - trade                            375,332         64,333

     Accrued interest payable                               --         (155,373)

     Accrued payroll                                      56,843           --

     Other liabilities                                    (1,365)       (10,768)
                                                     -----------    -----------
         Net cash used by operating activities        (6,961,305)    (4,283,717)
                                                     -----------    -----------
Cash flows from investing activities:

     Purchase of property and equipment                  (43,898)      (114,395)
                                                     -----------    -----------

      Net cash used by investing activities              (43,898)      (114,395)
                                                     -----------    -----------

Cash flows from financing activities:

     Payment on notes payable (net)                         --           (3,187)

     Proceeds of stock issuances                       7,615,008        211,250
                                                     -----------    -----------

         Net cash provided by financing activities     7,615,008        208,063
                                                     -----------    -----------
      Net increase (decrease) in cash                    609,805     (4,190,049)

      Cash at beginning of period                      2,510,136      8,820,196
                                                     -----------    -----------
     Cash at end of the period                       $ 3,119,941    $ 4,630,147
                                                     ===========    ===========

                            See accompanying notes.

                               CELSION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Note 1.     Basis of Presentation

         The accompanying unaudited condensed financial statements of Celsion Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America from interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the nine months ended June 30, 2002 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending September 30, 2002. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

Note 2.     Common Stock Outstanding and Per Share Information

         For the quarters and nine-month periods ended June 30, 2002 and 2001, per share data is based on the weighted average number of shares of Common Stock outstanding. Outstanding warrants and options that can be converted into Common Stock are not included, as their effect is anti-dilutive.

Note 3.      Option Repricing

         On  March  29,  2002,  in  order  to  provide   meaningful   continuing
stock-based incentives for members of management, and in recognition of the decline in the market price of the Company's Common Stock, the Compensation Committee of the Board of Directors approved the cancellation of options to purchase a total of 3,625,000 shares of Common Stock held by certain key executives and the issuance of new options to purchase a total of 3,150,000 shares, resulting in a net decrease of options to purchase a total of 475,000 shares. The cancelled options had been issued to the Company's executives pursuant to their respective employment contracts at exercise prices in excess of the current market price of the Company's Common Stock. These options consisted of certain options vested at the time of cancellation, as well as options with vesting dates through April 2003, and with expiration dates through April 2011. The new options consist of currently vested compensatory options, bonus options, one-third of which are currently vested and the remainder of which vest on March 31, 2003 and 2004, and performance-based awards that vest, if at all, upon achievement, by the Company, of certain specified milestones, all of which expire in May 2012. All of the new options were issued pursuant to the Company's 2001 Stock Option Plan, at exercise prices at or in excess of the

                               CELSION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

market price for the Common Stock on the date of grant. The Company will account for the repriced options using variable accounting under FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion No. 25. Consequently, during each reporting period the Company will record compensation expense relating to the vested portion of the repriced options to the extent that the fair market value of the Company's Common Stock exceeds the exercise price of such options. During the quarter ended June 30, 2002, the Company did not record any compensation expense.


         The following table sets forth the option cancellations and awards for five of the Company's executive officers:

                                      Cancelled Options                        Newly Granted Options
                            -----------------------------------        ------------------------------------
                               Number of            Exercise               Number of           Exercise
                                Shares                Price                  Shares             Price
                            -----------------    --------------        ----------------   -----------------
Augustine Y. Cheung,            150,000                  $0.80             800,000             $0.64(1)
President, Chief                150,000                  $1.00              50,000             $0.76(2)
Executive Officer, and          150,000                  $1.20
Chief Scientific Officer        300,000                  $1.22
                                150,000                  $1.40
                                100,000                  $1.60

Anthony P. Deasey,              580,000                  $1.44             665,000             $0.64(1)
Executive Vice                   80,000                  $1.58             135,000             $0.76(2)
President--Finance &             80,000                  $1.73
Administration,  Chief           80,000                  $1.87
Financial                        80,000                  $2.01
Officer

John Mon, Vice                  150,000                  $0.92             185,000             $0.64(1)
President--New Business         100,000                  $2.75              65,000             $0.76(2)
Development                      50,000                  $2.95             150,000             $0.92(3)
                                 50,000                  $3.15
                                 50,000                  $3.35
                                 50,000                  $3.55

Daniel S. Reale, Senior         500,000                  $1.03             665,000             $0.64(1)
Vice President and               80,000                  $1.12             135,000             $0.76(2)
President-BPH Division           80,000                  $1.23
                                 80,000                  $1.32
                                 80,000                  $1.43
                                 80,000                  $1.52

Dennis Smith, Vice              125,000                  $0.92             140,000             $0.64(1)
President--Engineering           50,000                  $2.80              35,000             $0.76(2)
                                100,000                  $2.82             125,000             $0.92(3)
                                 50,000                  $3.00
                                 50,000                  $3.20


(1) One-third currently vested, one-third vest on March 31, 2003 and one-third vest on March 31, 2004. Expire in May 2012.

(2)      Milestone options.  Expire in May 2012.

(3)      Currently vested.  Expire in May 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

         Statements  and  terms  such  as  "expect",  "anticipate",  "estimate",
"plan", "believe" and words of similar import, regarding the Company's expectations as to the development and effectiveness of its technologies, the potential demand for its products, and other aspects of its present and future business operations, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, the Company cannot guarantee that actual results will not differ materially from its expectations. In evaluating such statements, readers should specifically consider the various factors contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, including, without limitation, unforeseen changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing, capital structure, and other financial items; changes in approaches to medical treatment; introduction of new products by others; possible acquisitions of other technologies, assets or businesses; possible actions by customers, suppliers, competitors, regulatory authorities. These and other risks and uncertainties could cause actual results to differ materially from those indicated by such forward-looking statements, including those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors", as well as those set forth below and elsewhere in this Report.

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

Results of Operations

Comparison of Three Months Ended June 30, 2002 and Three Months Ended June 30, 2001

         There were no product sales for the three months ended June 30, 2002. No product revenues are expected until the Company's equipment incorporating new technologies receives the necessary approvals from governmental regulatory agencies. The new equipment is currently in pivotal Phase II clinical testing.

         General and administrative expense decreased by 12%, to $987,306 for the three months ended June 30, 2002, from $1,127,585 for the comparable period in 2001. The decrease of $140,279 was due to the allocation of general expenses (including rent, utilities, office services, etc.) between administration and research and development.

         Research and development expense increased by 198%, or $1,093,776, to $1,646,710 for the current period from $552,934 for the three months ended June 30, 2001. This increase was due to the allocation of general expenses discussed above, the cost of benign prostatic hyperplasia ("BPH") clinical trials, establishment of a clinical monitoring team and engineering costs related to commercializing the design of the BPH device. The Company expects expenditures on research and development to increase for the remainder of the current fiscal year as it completes its BPH Phase II clinical trials, submits the data to the Food and Drug Administration (the "FDA") in connection with its application for pre-marketing approval and undertakes the approval process. Additionally the Company intends to accelerate its Phase II breast cancer clinical trials, has submitted to the FDA an Investigational New Drug application, and potentially will initiate Phase I clinical trials to treat prostate cancer with its Doxorubicin-laden, heat-activated liposomes.

         The increased expenditures, discussed above, resulted in an increase of $954,959 in the loss from operations for the three-month period ended June 30, 2002, to ($2,634,016) from ($1,679,057) in the comparable period during the prior fiscal year.

Comparison  of Nine Months  Ended June 30,  2002 and Nine Months  Ended June 30,
2001

         There were no product sales for the nine months ended June 30, 2002. No product revenues are expected until the Company's equipment incorporating new technologies receives the necessary approvals from governmental regulatory agencies. The new equipment is currently in pivotal Phase II clinical testing.

         General and administrative expenses increased by 16%, to $3,526,959, for the nine months ended June 30, 2002, from $3,041,535 for the comparable period in 2001. The increase of $485,424 was due to several factors. First, the Company incurred costs associated with settlement of its ongoing lawsuit with Warren C. Stearns and his associates (the "Stearns Group"). Under the terms of the settlement, Celsion issued to the Stearns Group certain common stock purchase warrants that were at issue in the litigation together with additional warrants as compensation for relinquishment of certain anti-dilution rights under the disputed warrants and up to $265,000 in cash to reimburse Mr. Stearns for costs incurred up to the settlement date. Second, the Company accrued all remaining amounts due to Spencer J. Volk, its former President and Chief Executive Officer, under the terms of the agreement governing his retirement. Finally, the Company incurred consulting costs related to exploration of the feasibility of setting up a business for new products in China (including Hong Kong, Taiwan and Macao). These increased costs were partially offset by the allocation of general expenses (including rent, utilities, office services, etc.) between administration and research and development, as discussed above.

         Research and development expense increased by 151% to $4,529,706 for the current nine-month period from $1,801,255 for the nine months ended June 30, 2001. This increase was due to the allocation of general expenses discussed above, the cost of BPH clinical trials, establishment of a clinical monitoring team and engineering costs related to commercializing the design of the BPH device. The Company expects expenditures on research and development to increase for the remainder of the current fiscal year as it completes its BPH Phase II clinical trials, submits the data to the FDA in connection with its application for pre-marketing approval and undertakes the approval process. Additionally the Company intends to accelerate its Phase II breast cancer clinical trials, has submitted to the FDA an Investigational New Drug application, and potentially will initiate Phase I clinical trials, to treat prostate cancer with its Doxorubicin-laden, heat-activated liposomes.

         The increased expenditures, discussed above, resulted in an increase of $3,217,195 in the loss from operations for the nine-month period ended June 30, 2002, to ($8,056,665) from ($4,839,470) in the comparable period during the prior fiscal year.

Liquidity and Capital Resources

         Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $41,703,593 at June 30, 2002. The Company has incurred negative cash flows from operations since its inception, and has funded its operations primarily through the sale of equity securities. As of June 30, 2002, the Company had total current assets of
$3,288,184, including cash and cash equivalents of $3,119,941, current liabilities of $718,454 and a working capital surplus of $2,569,730. As of September 30, 2001, the Company had total current assets of $2,511,341, including cash and cash equivalents of $2,510,136, current liabilities of $272,441, and a working capital surplus of $2,238,900. Net cash used in the Company's operating activities was $6,961,305 for the nine months ending June 30, 2002.

         The Company does not have any bank financing arrangements and has funded its operations in recent years primarily through private placement offerings. On June 3, 2002, the Company completed a private placement of 2,000 units at a price per unit of $1,000, resulting in gross proceeds to the Company of $2,000,000. Each unit in this offering consists of one share of the Company's 8% Series B Convertible Preferred Stock and a warrant to purchase 600 shares of Common Stock. On January 9, 2002, the Company completed a private placement of units consisting of one share of Common Stock, and a warrant to purchase one share of Common Stock, at a price of $0.50 per unit. The Company realized gross proceeds in the amount of $6,250,000 from this offering.

         For all of fiscal year 2002, the Company expects to expend a total of about $9.5 million for research, development and administration, of which $7.1 million had been expended as of June 30, 2002. The aggregate expenditure amount is an estimate based upon certain assumptions as to the scheduling and cost of institutional clinical research and testing personnel, the timing of clinical trials and other factors, not all of which are fully predictable or within the control of the Company. Accordingly, estimates and timing concerning projected expenditures and programs are subject to change from time to time and such changes may be material.

         The Company expects to meet its funding needs for the remainder of fiscal year 2002 from its current resources, including funds generated from two private placements of equity securities completed earlier during the fiscal year.

         The Company's dependence on raising additional capital will continue at least until such time, if any, as the Company is able to begin marketing its new technologies. The Company's future capital requirements and the adequacy of its financing depend upon numerous factors, including the successful commercialization of its thermotherapy systems, progress in its product development efforts, progress with pre-clinical studies and clinical trials, the cost and timing of production arrangements, the development of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of its products. The Company will be required to obtain such funding through equity or debt financing, strategic alliances with corporate partners and others, or through other sources not yet identified. The Company does not have any committed sources of additional financing and cannot guarantee that additional funding will be available in a timely manner, or on acceptable terms, if at all. If adequate funds are not available in a timely manner and on acceptable terms, the Company may be required to delay, scale back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets or otherwise may be on terms disadvantageous to the Company.

Item 3.           Quantitative and Qualitative Disclosure About Market Risk.

         Not applicable.


                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

                           None.

Item 2.           Changes in Securities.

                           During the fiscal  quarter  ended June 30, 2002,  the
                  Company issued the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act"):

                           On June 3,  2002,  the  Company  completed  a private
                  placement (the "Offering") of 2,000 units ("Units") to "accredited investors" (as that term is defined for purposes of Regulation D under the Securities Act) at a price per Unit of $1,000. The Units consist of one share of the Company's 8% Series B Convertible Preferred Stock, par value $0.01 ("Series B Preferred Stock"), and a warrant to acquire 600 shares of Celsion Common Stock exercisable at a price of $0.65 per share. Each share of Series B Preferred Stock may be converted into 2,000 shares of Celsion Common Stock commencing 90 days after the closing of the Offering. The Company received gross proceeds of $2,000,000 in connection with the Offering. The shares issued are restricted stock, endorsed with the Company's standard restricted stock legend. The certificates representing the warrants have a similar restrictive legend. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

                           During the quarter,  the Company also issued  280,000
                  shares of its Common Stock to four outside consultants for services valued at $140,000. These shares are restricted stock, endorsed with the Company's standard restricted stock legend, with a stop transfer instruction recorded by the transfer agent. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

                           At various  times  during the  quarter,  the  Company
                  issued a total of 455,000 shares of its Common Stock for cash consideration of $27,000 upon exercise of stock purchase options and warrants. These shares are restricted stock, endorsed with the Company's standard restrictive legend, with a stop transfer instruction recorded by the transfer agent. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

                           The Company  also issued  stock  purchase  options to
                  three outside consultants to purchase a total of 460,000 shares of Common Stock. These options were valued at $112,293. The documents evidencing these securities carry the Company's standard restrictive legend. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

Item 3.           Defaults upon Senior Securities.

         Not applicable.

Item 4.           Submission of Matters to a Vote of Securities Holders.

         None.

Item 5.    Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  11.      Computation of Per Share Earnings.

                  99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                 99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002


(b)      Reports on Form 8-K.

            On April 3, 2002, the Company filed with the Securities and Exchange Commission (the "SEC") a Current Report on Form 8-K reporting, under Item 5, that on March 28, 2002, the Company issued a press release (included as an exhibit to the Current Report) reporting, among other things, results from the multi-site Phase II pivotal trial of its Microfocus 800 Microwave Urethroplasty(TM) system used for the treatment of Benign Prostatic Hyperplasia, is a non-cancerous urological disease that affects many older men.

            On April 10, 2002, the Company filed with the SEC a Current Report on Form 8-K reporting, under Item 5, that on April 8, 2002, the Company issued a press release (included as an exhibit to the Current Report) reporting, among other things, on the filing of an Investigational New Drug Application with the Food and Drug Administration for its temperature-sensitive liposome compound in the treatment of prostate cancer.

            On June 3, 2002, the Company filed with the SEC a Current Report on Form 8-K reporting, under Item 5, that on June 3, 2002 it completed a private placement (the "Offering") of 2,000 units ("Units") at a price per Unit of $1,000. The Units consist of one share of the Company's 8% Series B Convertible Preferred Stock, par value $0.01, and a warrant to acquire 600 shares of Celsion Common Stock exercisable at a price of $0.65 per share. Each share of Series B Preferred Stock may be converted into 2,000 shares of Celsion Common Stock commencing 90 days after the closing of the Offering. The Current Report includes as an exhibit a press release reporting on completion of the Offering.

            On June 12, 2002, the Company filed with the SEC a Current Report on Form 8-K reporting, under Item 5, that On June 11, 2002, the Company released to its stockholders a letter (included as an Exhibit to the Current Report) regarding the status of its business and the development of its products.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:     August 12, 2002

                                              CELSION CORPORATION
                                              -------------------
                                      (Registrant)


                             By:  /s/ Augustine Y. Cheung
                                  -----------------------------------------
                                      Augustine Y. Cheung
                                      President and Chief Executive Officer
                                     (Principal Executive Officer)

                             By:  /s/ Anthony P. Deasey
                                  -----------------------------------------
                                      Anthony P. Deasey
                                      Executive Vice President-Finance and
                                      Administration and Chief Financial
                                      Officer
                                     (Principal Financial and Accounting
                                      Officer)