Form 10-K
period 2002-09-30
CELSION CORP
filed 2002-12-30
CIK 749647

--------------------------------
                                                OMB APPROVAL
                                                OMB Number: 3235-0063
                                                Expires: August 31,2005
                                                Estimated average burden
                                                hours per response: 1312.00
                                                --------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________to _________

                        Commission file number 000-14242

                               CELSION CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        DELAWARE                                          52-1256615
--------------------------------                --------------------------------
  State or Other Jurisdiction                          (I.R.S.  Employer
of Incorporation or Organization                       Identification No.)

        10220-I OLD COLUMBIA ROAD
          COLUMBIA, MARYLAND                                  21046-1705
----------------------------------------                  -----------------
(Address of Principal Executive Offices)                      (Zip Code)

                                 (410) 290-5390
              ----------------------------------------------------
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b)of the Act:

                                                      Name of Each Exchange
       Title of Each Class                            on Which Registered
--------------------------------------            ------------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE               AMERICAN STOCK EXCHANGE
--------------------------------------            ------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                                 Not Applicable
    -------------------------------------------------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

         As of December 26, 2002, 96,492,556 shares of the Registrant's Common Stock were issued and outstanding. As of December 26, 2002, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $38,188,207, based on the closing price for the Registrant's Common Stock on that date as quoted on the American Stock Exchange.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders, scheduled for February 18, 2003, are incorporated by this reference into Part III hereof, as indicated herein.


                                     PART I

ITEM 1.  BUSINESS

                                     GENERAL

         We develop medical treatment systems primarily to treat breast cancer and a chronic prostate enlargement condition, common in older males, known as benign prostatic hyperplasia, or BPH, using minimally invasive focused heat technology. We also are working with Duke University on the development of heat-sensitive liposome compounds for use in the delivery of chemotherapy drugs to tumor sites, and with the Memorial Sloan-Kettering Cancer Center, or Sloan-Kettering, on the development of heat-activated gene therapy compounds.

BPH TREATMENT SYSTEM

         Benign Prostatic Hyperplasia

         Millions of aging men experience symptoms resulting from BPH, a non-cancerous urological disease in which the prostate enlarges and constricts the urethra. The prostate is a walnut-sized gland surrounding the male urethra that produces seminal fluid and plays a key role in sperm preservation and transportation. The prostate frequently enlarges with age. As the prostate expands, it compresses or constricts the urethra, thereby restricting the normal passage of urine. This restriction of the urethra may require a patient to exert excessive bladder pressure to urinate. Because the urination process is one of the body's primary means of cleansing impurities, the inability to urinate adequately increases the possibility of infection and bladder and kidney damage.

         Prevalence of BPH

         As BPH is an age-related disorder, its incidence increases with maturation of the population. Industry estimates suggest that more than 9 million men in the United States experience BPH symptoms and that more than 26 million men are affected by BPH worldwide. As the population continues to age, the prevalence of BPH can be expected to continue to increase. It is generally estimated that approximately 50% of men over the age of 55 and 90% of men over 75 will have BPH symptoms at various times. Industry studies estimate the overall costs of BPH therapy for those patients currently seeking treatment to be approximately $2.5 to $3.0 billion annually in the United States and $8.0 to $10.0 billion worldwide.

         Current Treatment Alternatives for BPH

         Like cancerous tumors, BPH historically has been treated by surgical intervention or by drug therapy.The primary treatment for BPH currently is transurethral resection of the prostate, or TURP, a surgical procedure in which the prostatic urethra and surrounding diseased tissue in the prostate are trimmed with a telescopic knife, thereby widening the urethral channel for urine flow. While the TURP procedure typically has been considered the most effective treatment available for the relief of BPH symptoms, the procedure has shortcomings. In the first instance, TURP generally requires from one to three days of post-operative hospitalization. In addition, a significant percentage of patients who undergo TURP encounter significant complications, which can include painful urination, infection, retrograde ejaculation, impotence, incontinence and excessive bleeding. Furthermore, the cost of the TURP procedure and the related hospitalization is high, ranging from $8,000 to $12,000. This cost does not take into account the costs of lost work time, which could amount to several weeks, or the costs related to adverse effects on patients' quality of life.

         Other, less radical, surgical procedures, generally categorized as "minimally invasive," or MI, therapies, are available as alternatives to the TURP procedure. The primary MI treatments use microwave heating (transurethral microwave thermotherapy of the prostate, or TUMT) to treat BPH by incinerating the obstructing portion of the prostate. TUMT involves sedation, catheterization and high levels of heat to incinerate a portion of the prostate. Two other MI therapies--interstitial RF therapy and laser therapy--employ, respectively, concentrated radio frequency, or RF, waves or laser radiation to reduce prostate swelling by cauterizing tissue instead of removing it with a surgical knife. However, these procedures require puncture incisions in order to insert cauterizing RF or laser probes into the affected tissue and, therefore, also involve the use of a full operating facility and anesthesia, as well as the burning of prostate tissue by the probes. Although these procedures result in less internal bleeding and damage to the urethra than the TURP procedure and may decrease the adverse effects and costs associated with surgery, anesthesia and post-operative tissue recovery, they do not entirely eliminate these adverse consequences.

         Finally, drug therapy has emerged as an alternative to surgery in the last several years. There currently are several drugs available for BPH treatment, the two most widely prescribed being Hytrin and Proscar. Hytrin works by relaxing certain involuntary muscles surrounding the urethra, thereby easing urinary flow and Proscar is intended to shrink the enlarged gland. However, industry studies have asserted that drug therapy costs $500 to $800 per year or more, must be maintained for life and does not offer consistent relief to a large number of BPH patients. In fact, studies have shown that 45% of patients who begin drug therapy for BPH drop out within the first year, primarily due to the ineffectiveness of currently available drug therapies. Also, all of the currently available BPH drugs have appreciable side effects.

         Accordingly,   neither  the  medicinal   treatments  nor  the  surgical
alternatives   presently   available  appear  to  provide  fully   satisfactory,
cost-effective treatment solutions for BPH sufferers.

         Celsion BPH Treatment System

         We have developed a BPH treatment system--"Microwave Uretheroplasty(TM)"--that combines our microwave thermotherapy capability with a proprietary balloon compression technology licensed from MMTC, Inc. The system consists of a microwave generator and conductors and a computer and computer software programs that control the focusing and application of heat, plus a specially designed balloon catheter. Treatment using this system consists of two fundamental elements:

    - Celsion's proprietary catheter, incorporating a balloon enlargement device, delivers computer-controlled transurethral microwave heating directly to the prostate at temperatures greater than 44 degrees C (111 degrees F).

    - Simultaneously, the balloon inflates the device and expands to press the walls of the urethra from the inside outward as the surrounding prostate tissue is heated.

        The combined effect of this "heat plus compression" therapy is twofold: first, the heat denatures the proteins in the wall of the urethra, causing a stiffening of the opening created by the inflated balloon. Second, the heat effectively kills off prostate cells outside the wall of the urethra, thereby creating sufficient space for the enlarged natural opening.

         Pre-clinical animal studies have demonstrated that a natural "stent," or reinforced opening, in the urethra forms after the combined heat plus compression treatment. Also, the BPH system's relatively low temperature (43 degrees C to 45 degrees C) (109 degrees F to 113 degrees appears to be sufficient to kill prostatic cells surrounding the urethra wall, thereby creating space for the enlargement of the urethra opening. However, the temperature is not high enough to cause swelling in the urethra.

         Celsion's investigational, minimally invasive Microwave Uretheroplasty(TM) treatment system is designed to overcome the limitations of all three of the current treatment systems. It is designed to be a relatively painless, rapid procedure that delivers the efficacy of surgical treatments without significant risks and the potential for life-altering side effects. The potential benefits of the Microwave Uretheroplasty(TM) system include walk-in, outpatient treatment that can be completed in less than an hour; no required sedation; generally no post-operative catheterization; and rapid symptomatic relief from BPH.

         Ultimate Food and Drug Administration, or FDA, approval for a device such as our equipment typically requires two phases of clinical testing. The purpose of Phase I testing is to show feasibility and safety and involves a small group of patients. Phase II testing is designed to show safety and efficacy. The FDA approved an Investigational Device Exemption, or IDE, to allow clinical testing of our BPH system in June 1998 and we completed initial Phase I clinical feasibility human trials of the BPH system at Montefiore Medical Center in May 1999. In the Phase I trials, the combination of computer-controlled microwave heat and balloon catheter expansion was able to increase peak flow rates and to provide immediate relief of symptoms caused by BPH. In addition, we undertook an expanded Phase I study to test an accelerated treatment protocol, which was completed in May 2000, at Montefiore Medical Center. In July 2000, the FDA approved the commencement of multiple-site Phase II studies to collect the safety and efficacy data necessary for FDA premarketing approval ("PMA") for commercialization. All 160 patients required to be treated under the Phase II trial had been treated as of November 29, 2001 and, as of that date, we submitted the first two of three required modules to the FDA in support of the PMA. We expect to submit the last module, consisting of clinical data, early in 2003. If Phase II testing produces anticipated results and if our BPH system meets all other requirements for FDA approval and receives such approval, we intend to begin marketing the BPH system during the second calendar quarter of 2003.

         Based on the information we have collected to date, we believe that our BPH system has the potential to deliver a treatment that is performed in one hour or less on an outpatient basis, generally would not require post-treatment catheterization, and would deliver symptomatic relief and an increase in urinary flow rates promptly after the procedure is completed.

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

         Current Treatment for Breast Cancer

         Breast cancer is presently generally treated by mastectomy, the surgical removal of the entire breast, or by lumpectomy, the surgical removal of the tumor and surrounding tissue. Both procedures are often followed by radiation therapy or chemotherapy. The more severe forms of surgical intervention can result in disfigurement and a need for extended prosthetic and rehabilitation therapy.

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

         Heat Therapy in Conjunction with Radiation; First Generation Celsion Equipment

         In 1989, we obtained FDA premarketing approval for our microwave-based Microfocus 1000 heat therapy equipment for use on surface and subsurface tumors in conjunction with radiation therapy. Until 1995, we marketed our Microfocus equipment for this use in 23 countries, but microwave heat therapy was not widely accepted in the United States medical community as an effective cancer treatment. Moreover, due to the limitations of microwave technology available at the time, it was difficult to deliver a controlled amount of heat to subsurface tumors without overheating surrounding healthy tissue.

         New Microwave Technology from MIT

         In 1993, we began working with researchers at the Massachusetts Institute of Technology, or MIT, who had developed, originally for the United States Defense Department, the microwave control technology known as "Adaptive Phased Array", or APA. This technology permits properly designed microwave equipment to focus and concentrate energy targeted at diseased tissue areas deep within the body and to heat them selectively, without adverse impact on surrounding healthy tissue. In 1996, MIT granted us an exclusive worldwide license to use this technology for medical applications and, since that time, we have concentrated on developing a second generation of Microfocus equipment capable of focusing microwave energy on specific tissue areas. We have now incorporated the APA technology in our second-generation microwave therapy equipment.

         Second Generation Celsion Breast Cancer Treatment System

         Using the APA technology, we have developed a prototype breast cancer treatment system intended to destroy localized breast tumors through the application of heat alone. The system consists of a microwave generator and conductors, a computer and computer software programs that control the focusing, application and duration of the thermotherapy, and a specially designed patient treatment table.

         In 1998, we completed pre-clinical animal testing of our prototype system at the Massachusetts General Hospital, a teaching hospital for Harvard Medical School in Boston, Massachusetts. Using breast tissue-equivalent phantoms and tumors in live animals, these studies demonstrated that our system is capable of selectively heating tumors at temperatures up to 46 degrees C (115 degrees F) without damage to surrounding healthy tissues. High temperatures maintained for eight to ten minutes can cause complete tumor necrosis (death), leading to the death of viable cancer cells within the tumor and in its immediate vicinity. A second prototype clinical breast cancer treatment system at Oxford University in England was used to demonstrate successfully the ability of our equipment to focus heat deep into animal tissue at precise locations and in small target areas. In our view, these animal tests demonstrate that it is possible to eliminate tumors by heat alone and without the use of radiation. Using the pre-clinical data from Massachusetts General, the FDA granted Celsion a supplemental premarketing approval to incorporate the APA technology with Celsion's already approved Microfocus 1000 system. The APA technology enhances the ability of the Microfocus 1000 system to focus energy.

         In January 1999, we received an IDE from the FDA to permit clinical testing of our breast cancer treatment system, and also received FDA approval to proceed with Phase I human clinical studies. In August 2000, we completed the treatment of ten patients in the Phase I study using our breast cancer equipment at Columbia Hospital in West Palm Beach, Florida, and at Harbor UCLA Medical Center in Torrance, California. In the study, our equipment was clinically tested on female breast tumors on a minimally invasive basis through a single application of precisely controlled and targeted heat. In December 2000, we received approval from the FDA to commence Phase II trials for our breast cancer system.

         The Phase II trials consist of two protocols--the first (IIA) is designed to ablate (kill) small breast tumors using heat alone and the second
(IIB) is designed to downsize large breast cancer tumors using a combination of heat and chemotherapy, thus allowing a surgeon to perform a lumpectomy rather than a mastectomy, thereby preserving the affected breast. These trials are currently under way at The Center for Breast Surgery (Columbia/HCA) in Florida, Comprehensive Breast Center in Florida, Harbor UCLA in California, Mroz-Baier Breast Care Center in Memphis, Tennessee, Halle Martin Luther Breast Center in Halle, Germany, and with Dr. Lynne Clarke in Tacoma, Washington. We expect to add a total of four additional sites, in the United States and in Europe, early in 2003. In July 2002, we reached the endpoint for the IIB protocol by determining the maximum heat dosage required to optimize the treatment. We have learned from our current and potential clinical investigators that our breast cancer treatment system has the potential to meet a significant unmet need in the realm of breast cancer treatment. Currently 25% to 30% of all lumpectomy patients are recalled for a second surgery (commonly referred to as a second incision) when, through pathological examinations, the surgeon discovers that viable cancer cells remain in the margins surrounding the area from which the tumor has been removed. This additional procedure is costly for the surgeon and other medical providers and traumatic for the patient.

         We believe that studies will demonstrate that our treatment system, in conjunction with lumpectomy, would lead to a reduction in the rate of second incisions. Based on our Phase II trial results to date and our new learning, we decided to revise our IIB protocol to provide a clinical endpoint demonstrating that the incidence of second incision could be significantly reduced if a patient underwent treatment with our system prior to lumpectomy. We submitted the revision of our IIB protocol to the FDA in July 2002 and, in August 2002, the FDA approved our revised protocol on condition that the IIB trials be expanded from 43 to 222 patients, with half the patients being treated with Celsion's system followed by lumpectomy and the remainder undergoing conventional lumpectomies alone. At the same time, we reviewed and revised our IIA protocol to clarify the clinical endpoints. As revised, the IIA trials will now be fully randomized against patients receiving preoperative chemotherapy alone and the study size has been increased from 130 to 312 patients. Treatments under both protocols were halted while the revisions were in process. We anticipate that both the IIA and IIB trials will be completed by the end of calendar year 2003 and, if successful, that we will file for the addition of new indications of use to the existing FDA premarketing approval for our Microfocus 1000 equipment early in 2004.

THERMO-LIPOSOMES--DUKE UNIVERSITY TECHNOLOGY

         Background

         Liposomes are man-made microscopic spheres with a liquid membrane, developed in the 1980's to encapsulate drugs for targeted delivery. Commercial liposomes can now encapsulate chemotherapeutic drugs, enabling them to avoid destruction by the body's immune system, and allowing them to accumulate in tumors. However, with presently available technology, it often takes two to four hours for commercial liposomes to release their drug contents to a tumor, severely limiting the clinical efficacy of liposome chemotherapy treatments.

         Development of Thermo-Sensitive Liposomes

         A team of Duke University scientists has developed heat-sensitive liposomes comprised of materials that rapidly change porosity when heated to a specific point. As the heat-sensitive liposomes circulate within the small arteries, arterioles, and capillaries, the drug contents of the liposomes are released at significantly higher levels in those tissue areas which have been heated for 30 to 60 minutes than in areas that do not receive heat. In animal trials, it has been determined that heat-sensitive liposomes deposited 50 times the amount of drugs at a specific heated tissue site, when compared to conventional liposomes. We have been a sponsor of this research, which is part of a larger Duke University project to develop new temperature-sensitive liposomes, temperature-sensitive gene promoters and related compounds, and we are the exclusive licensee of Duke University's heat-activated liposome technology.

         Celsion's focused microwave equipment is used to provide minimally invasive heating of cancerous tumors to trigger heat-activated liposomes within the tumors. The heat-activated liposomes, which encapsulate chemotherapeutic agents, are injected into the bloodstream, where they remain encapsulated until they release their drug payload inside the heated tumor. In preliminary tumor growth delay studies conducted at Duke University, tumor-bearing mice received a single intravenous injection of the liposome with a 5mg per kilogram Doxorubicin concentration. This was immediately followed by heating of the tumor to 42 degrees C (108 degrees F) for one hour. The result of the study was a complete disappearance of the tumors in 11 out of 11 mice. These animals remained disease free through the 60 days of the study.

         In November 2001, we completed large animal toxicity studies involving our Doxorubicin-laden thermo-liposome at the Roswell Park Cancer Institute, a cancer research organization in Buffalo, New York. In March 2002, we filed an Investigational New Drug, or IND, application with the FDA for the use of this liposome in the treatment of prostate cancer using our Microfocus equipment as the means of heat activation. In June 2002, the IND became effective, allowing us to proceed with human clinical trials. We expect to start the Phase I clinical trials at Roswell Park Cancer Institute early in 2003.

         In addition, in January 2001, we entered into a Material Transfer Agreement, or MTA, with the National Cancer Institute, or NCI, under which we are supplying heat-activated liposomes to enable the NCI to conduct clinical trials on liver cancer. NCI will use an RF heating device to isolate the tumors and to heat the liver, activating Celsion's heat-activated liposomes to kill peripheral cancer cells. Liver cancer has yet to be successfully treated with existing treatment modalities. NCI expects to complete the animal toxicity studies and submit an IND application to the FDA for approval early in 2003.

         Celsion and Duke University are pursuing further development work and pre-clinical studies aimed at using the new thermo-liposome technology in conjunction with our APA focused heat technology for a variety of applications, including cancer chemotherapy. We view the Duke thermo-liposome technology as a highly promising improvement in the delivery of medicines used to combat serious diseases. For example, the drugs used to fight cancer in chemotherapy regimens are often toxic when administered in large quantities, and produce nausea, vomiting, and exhaustion--all side effects of the body being poisoned. However, if such a drug can be delivered directly to a tissue area where it is needed, as opposed to being distributed through the entire circulatory system, the local concentration of the drug could be increased without the side effects that accompany large systemic dosing.

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

         Production of Heat-Sensitive Liposomes

         We have established a relationship with British Columbia Cancer Authority, or BCCA, of Vancouver, Canada to provide Quality System Regulation, or QSR (formerly Good Manufacturing Practices, or GMP), production of our heat-activated liposome for our large animal toxicity studies under our Material Transfer Agreement with the National Cancer Institute and for our planned Phase I clinical study in humans. BCCA is a leading drug formulation and discovery company that specializes in liposome drug development. Celsion will require a large-scale liposome manufacturer at such time, if any, as it reaches Phase II clinical trials and beyond. Toward that end, we are in the process of identifying a large-scale producer of the Doxorubicin-based heat-activated liposome.

HEAT-ACTIVATED GENE THERAPY COMPOUNDS--SLOAN-KETTERING TECHNOLOGY

         Background

         Cancer cells have the ability to repair themselves after radiation or chemotherapy. Thus, patients require repeated treatments to destroy substantially all of the cancer cells. Celsion has licensed from Memorial Sloan-Kettering Cancer Center a biomedical innovation that we believe has significant potential to improve cancer therapy. Sloan-Kettering has developed a biological modifier that inhibits cancer cells' ability to repair themselves. Activated by focused heat, this Cancer Repair Inhibitor, or CRI, temporarily disables the repair mechanism of cancer cells, making it possible to reduce significantly the number of radiation/chemotherapy treatments and/or lower the treatment dosage.

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

         Oncologists are seeking methods to mitigate these side effects. In radiation therapy, such methods include hyperfractionated radiation, intra-operative radiation, three-dimensional radiation, stereotactic radiosurgery and the use of radio-labeled monoclonal antibodies and radio sensitizers. CRI falls into this latter category because it "sensitizes" a cancer cell for treatment by making it more susceptible to DNA-damaging agents such as heat, chemicals or radiation. A product of advances in the understanding of the biology of cancer, CRI is one of a new class of "biologics" that are expected to become part of the cancer treatment protocol.

         The Celsion Technology--CRI Plus Focused Heat

         CRI can be activated in tumors by minimally invasive focused heat in the range of 41 degrees C (106 degrees F). This focused heat may be generated by Celsion's Adaptive Phased Array microwave technology, which provides deep heating without damage to surrounding healthy tissue. Having increased the susceptibility of cancer cells to DNA-damaging agents, radiation and chemotherapy treatment may then be administered with less frequency and/or at lower doses than currently is possible. CRI would then deactivate and the patient would resume normal post-treatment care.

         In September 2001, scientists at Sloan-Kettering successfully completed pre-clinical laboratory feasibility demonstrations to assess the safety and biological activity of CRI. In December 2001, a small animal feasibility study was completed at Sloan-Kettering's Good Laboratory Practice facility to assist in drug formulation. Further studies with large animals to assess toxicity effects are being conducted and are expected to continue into 2003. Based on the current development timeline, we expect to file an IND application with the Food and Drug Administration by the end of calendar year 2003 and anticipate that we will be in a position to commence Phase I clinical (human) trials before the end of calendar year 2004. At such time as we determine safety and dosage in our preliminary studies, we expect to form partnership(s) with one or more drug companies to scale-up manufacturing and marketing for larger pivotal studies.

         In May 2000, we entered into an exclusive worldwide agreement for the commercial rights to the CRI, heat-activated gene therapy technology developed by Sloan-Kettering.

                    DEVELOPMENT, MARKETING AND SALES STRATEGY

OVERVIEW AND GOALS

         We are not currently engaged in marketing and sales, and are focusing our activities on the development and testing of our products. Our strategic plan is based upon our expertise and experience in the medical application of focused microwave heat and our relationships with and license rights from our institutional research partners. Our goal has been to employ these resources to develop minimally invasive or non-invasive treatment technologies with efficacy significantly exceeding that available from other sources. Using our management and staff, scientific advisory personnel and available financial resources, we are focusing our efforts on the following goals:

o   Short-Term Goals: 12 to 24 Months

    - complete the clinical testing and commercialization of our BPH treatment system;

    - complete the development, clinical testing, and commercialization of our second generation technology for the eradication of cancerous breast tumors; and

    -   pursue  the  development  and  testing of  targeted  drug  delivery  via
        heat-sensitive    liposomes    for   the   purpose   of    concentrating
        chemotherapeutic drugs at tumor sites.

o   Longer-Term Goals: 18 Months and Beyond

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

         We anticipate that, in the near term (up to 24 months), the source of our revenues will be from our proprietary technology for BPH and for treatment of breast cancer and deep-seated tumors through the use of focused microwave heat therapy equipment, if the necessary testing and regulatory approval processes are completed. We intend to generate initial sales through the development of marketing alliances.

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

BPH TREATMENT SYSTEM

         Our BPH treatment system is expected to be marketed to the constituencies critical to its success. Particularly, towards the approximately two million readily identified BPH sufferers currently employing drug therapies, as well as the estimated seven million United States men afflicted with BPH who are not currently being treated--the "watchful waiters"--with a focused message designed to encourage these BPH sufferers to take advantage of a solution that will relieve their symptoms and help to restore the quality of their lives. We expect that this marketing effort will include the following elements:

o   Reimbursement

    - We have established reimbursement under the TUMT reimbursement code for Medicare patients participating in our Phase II clinical trials. Based on this precedent, we expect that our BPH treatment will be covered in a like manner by private insurers.

o   Targeting Key Constituencies:

    - Urology Practices. We expect first to target large urology practices, starting with the large practices participating in our Phase II trial. We expect that our Microwave Uretheroplasty(TM) equipment will be placed in urologists' offices with no up-front capital cost to the physicians. The urologists will purchase a unique disposable catheter from Celsion or its marketing partner for each treatment. We believe that urology practices have experienced a loss of revenue to primary care physicians as a result of new drug therapies introduced to treat BPH and other urological disorders and that urologists will be favorably disposed toward our Microwave Uretheroplasty(TM) system, which could offer them a significant new revenue source.

    - Consumers. We also expect BPH sufferers will be targeted through aggressive use of promotional and advertising media. Due to the specificity of our target patient audience (males 50 years and older) and the geographic concentration of retirees, we expect that specific media in well defined and discrete markets will generate a high level of awareness of the availability of, and interest in, our treatment system. We also expect that the Internet and other electronic methods will be utilized to direct prospective patients to urology offices equipped to perform our Microwave Uretheroplasty(TM) procedure.

    - Primary Care Physicians. The marketing approach has been designed to bypass primary care physicians, whom we believe to be the most significant barrier to the success of our BPH treatment system. Generally, under current managed care protocols, a patient must first visit his primary care physician who, after reviewing the patient's symptoms, may either treat him or refer him to a specialist. With increasing availability of drug therapies to treat urological disorders, the number of referrals to urologists has been declining. We intend to ensure that BPH sufferers are aware of our Microwave Uretheroplasty(TM) treatment system so that they are in a position to insist that they be referred to a urologist to obtain treatment.

                  Celsion does not plan to develop an internal sales and marketing capability for its BPH business. Rather, Celsion intends to enter into a strategic alliance with a larger medical products company regarding the sales, supply and distribution of its Microwave Uretheroplasty(TM) treatment system. Such a strategic relationship should allow Celsion to maintain its focus on its core development activities while leveraging its sales force infrastructure and marketing expertise.

                    LICENSE AGREEMENTS AND PROPRIETARY RIGHTS

         We do not own any patents, although we do have three United States patents pending, two of which have been filed internationally. Two of our pending United States patent applications are directed to our BPH treatment system, with the third directed to our breast cancer treatment. Through our license agreements with MIT, MMTC, Duke and Sloan-Kettering, we have exclusive rights, within defined fields of use, to nine United States patents. Three of these patents relate to the treatment of BPH, four relate to thermotherapy for cancer, including the APA technology, one relates to heat-sensitive liposomes and one relates to gene therapy.

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

         We entered into license agreements with MMTC in 1996 and 2002, by which we currently have exclusive worldwide rights to MMTC's patents related to its balloon compression technology for the treatment of prostatic disease in humans. Our exclusive rights under the MMTC license agreements extend for the life of MMTC's patents. MMTC currently has patents in the United States and Canada. The terms of these patents expire at various times from April 2008 to November 2014. In addition, MMTC also has patent applications pending in Japan and Europe.

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

         In addition to the rights available to us under completed or pending license agreements, we rely on our own proprietary know-how and experience in the development and use of microwave thermotherapy equipment, which we seek to protect, in part, through proprietary information agreements with employees, consultants and others. We cannot offer assurances that these information agreements will not be breached, that we will have adequate remedies for any breach or that these agreements, even if fully enforced, will be adequate to prevent third-party use of our proprietary technology. Similarly, we cannot guarantee that technology rights licensed to us by others will not be successfully challenged or circumvented by third parties, or that the rights granted will provide us with adequate protection. We are aware of published patent applications filed after November 29, 2001 and issued patents belonging to other companies, and it is uncertain whether any of those patent documents, or patent applications filed before November 29, 2001 of which we may not have any knowledge, will require us to alter our potential products or processes, pay licensing fees, or cease certain activities.

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

                    REGULATION OF SALES IN THE UNITED STATES

FDA REGULATION--RESEARCH AND APPROVAL

         Our research and development activities, pre-clinical tests and clinical trials and, ultimately, the manufacturing, marketing and labeling of our products, are subject to extensive regulation by the FDA. The Federal Food, Drug and Cosmetic Act, the Public Health Service Act, or PHSA and the regulations promulgated by the FDA govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising, promotion, import and export of our products.

         Under these statutes, our Microwave Uretheroplasty(TM) treatment system is regulated as a class III medical device, our heat-activated liposomes may be regulated as a new drug and our CRI may be regulated as a biological product. The steps ordinarily required before such products can be marketed in the U.S. include; (a) pre-clinical and clinical studies; (b) the submission to the FDA of an IDE or an IND which must become effective before human clinical trials may commence; (c) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product; (d) the submission to the FDA of an application for premarketing approval (PMA), a New Drug Application (NDA), or a Biological License Application (BLA); and (e) FDA approval of the application, including approval of all product labeling.

         Pre-clinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of the product. Pre-clinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practice. The results of pre-clinical tests are submitted to the FDA as part of an IDE or IND and are reviewed by the FDA before the commencement of human clinical trials. Submission of an IDE or IND will not necessarily result in FDA authorization to commence clinical trials or and the absence of FDA objection to an IDE or IND does not necessarily mean that the FDA will ultimately approve a PMA or that a product candidate otherwise will come to market.

         Clinical trials involve the administration of therapy to humans under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with good clinical practices under protocols submitted to the FDA as part of an IDE or IND. Also, each clinical trial must be approved and conducted under the auspices of an internal review board, or IRB, and with patient informed consent. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution conducting the clinical trials.

         Clinical trials are typically conducted in two or three sequential phases, but the phases may overlap. Phase I clinical trials involve the initial introduction of the therapy to a small number of subjects. Phase II trials are generally larger trials conducted in the target population. For devices such as our Microwave Uretheroplasty(TM) treatment system, Phase II studies may serve as the pivotal trials demonstrating safety and effectiveness required for approval. In the case of drugs and biological products, Phase II clinical trials generally are conducted in a target patient population to gather evidence about the pharmacokinetics, safety and biological or clinical efficacy of the drug for specific indications, to determine dosage tolerance and optimal dosage and to identify possible adverse effects and safety risks. When a drug or biological compound has shown evidence of efficacy and an acceptable safety profile in Phase II evaluations, Phase III clinical trials are undertaken to serve as the pivotal trials to demonstrate clinical efficacy and safety in an expanded patient population.

         There can be no assurance that any of our clinical trials will be completed successfully, within any specified time period or at all. Either the FDA or we may suspend clinical trials at any time, if either the FDA or we conclude that clinical subjects are being exposed to an unacceptable health risk or for other reasons. The FDA inspects and reviews clinical trial sites, informed consent forms, data from the clinical trial sites (including case report forms and record keeping procedures) and the performance of the protocols by clinical trial personnel to determine compliance with good clinical practices. The FDA also examines whether there was bias in the conduct of clinical trials. The conduct of clinical trials is complex and difficult, especially in pivotal Phase II or Phase III trials. There can be no assurance that the design or the performance of the pivotal clinical trial protocols or any of our current or future product candidates will be successful.

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

FDA REGULATION--POST-APPROVAL REQUIREMENTS

         Even if we receive necessary regulatory approvals for one or more of our product candidates, our manufacturing facilities and products are subject to ongoing review and periodic inspection. Each U.S. device, drug and biologic manufacturing establishment must be registered with the FDA. Manufacturing establishments in the U.S. and abroad are subject to inspections by the FDA and must comply with the FDA's QSR regulations. Medical devices also must comply with the FDA's QSR regulations. In order to ensure full technical compliance with such regulations, manufacturers must expend funds, time and effort in the areas of production and quality control.

FDA REGULATION--MANUFACTURING STANDARDS

         We are also subject to record keeping and reporting regulations, including the FDA's mandatory Medical Device Reporting, or MDR, regulations. These regulations require, among other things, the reporting to FDA of adverse events alleged to have been associated with the use of a product or in connection with certain product failures.

         Labeling and promotional activities also are regulated by the FDA and, in certain instances, by the Federal Trade Commission (FTC). We must also comply with record keeping requirements as well as requirements to report certain adverse events involving our products. The FDA can impose other post-marketing controls on us as well as our products including, but not limited to, restrictions on sale and use, through the approval process regulations and otherwise.

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

OTHER FEDERAL REGULATION

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

         In December 1984, the Health Care Financing Administration (now known as the Centers for Medicare and Medicaid Service (CMS)) approved reimbursement under Medicare and Medicaid for thermotherapy treatment when used in conjunction with radiation therapy for the treatment of surface and subsurface tumors. At this time, most of the large medical insurance carriers in the U.S. have approved reimbursement for this type of thermotherapy treatment under their health policies. Thermotherapy treatment administered using equipment that has received a PMA is eligible for such reimbursement.

                           REGULATION OF FOREIGN SALES

         Sales of domestically produced drugs, biologics and medical devices outside of the U.S. are subject to United States export requirements and foreign regulatory controls. Drugs, biologics, and devices that are subject to PMA requirements and have not received FDA marketing approval cannot be exported unless they are approved in the European Union (EU), in a country in the EU or the European Free Trade Association, or in certain other countries specified in the Federal Food, Drug and Cosmetic Act.

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

         Exported products that are not approved in the U.S. are subject to other FDA regulatory requirements as well, including substantial compliance with good manufacturing practice requirements. The FDA may prohibit export if there is a determination that the exportation of the product presents an imminent hazard to the public health of the importing country or to the U.S. if reimported.

         Upon exportation, our products would be subject to regulation by national governments and supranational agencies as well as by local agencies affecting, among other things, product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. There can be no assurance that one or more countries or agencies will not impose regulations or requirements that could have a material adverse effect on our ability to sell our products. In the EU, the harmonization of standards has caused a shift from a country-by-country regulatory system towards an EU-wide single regulatory system. However, many members of the EU have imposed additional country-specific regulations/requirements. The approval procedure varies from member state to member state, and the time required may be longer or shorter than that required for FDA approval. There can be no assurance that the changes in the regulatory schemes imposed either by the EU, supranational agencies or individual countries affecting our products will not have a material adverse effect on the our ability to sell our products in countries other than the U.S.

         Failure to comply with foreign regulatory requirements can result in, among other things, warning letters, fines, injunctions and other equitable remedies, civil penalties, recall orders or seizure of products, total or partial suspension of production, refusal of the health authorities to grant desired approvals, the withdrawal of approvals and criminal prosecution.

         We sold our original products in 23 countries in Asia, Europe and South America. Meeting the registration requirements within these countries was the responsibility of our distributors in each of these countries. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. We expect to receive approvals for marketing in a number of countries outside the U.S. prior to the time that we will be able to market our products in the U.S. However, the timing for such approvals currently is not known.

                                   COMPETITION

         Many companies and institutions are engaged in research and development of thermotherapy technologies for both cancer and prostate disease products that seek treatment outcomes similar to those we are pursuing. In addition, a number of companies and institutions are pursuing alternative treatment strategies through the use of RF, laser and ultrasound energy sources, all of which appear to be in the early stages of development and testing. Potential competitors engaged in all areas of cancer and prostate treatment research in the U.S. and other countries include, among others, major pharmaceutical and chemical companies, specialized technology companies, universities and other research institutions. See "Risk Factors."


         There currently are three principal competitors in the MI market for BPH treatment systems: Medtronic (NYSE:MDT), Urologix (NASDAQ:ULGX) and TherMatrx (private). In addition to Celsion, one other company, ACMI (a privately held company selling Prostalund technology from Sweden), is in the process of FDA review of a minimally invasive BPH treatment system. These companies utilize one of two major approaches to BPH treatment:

o Transurethral needle ablation, or TUNA, which uses radio frequency ablation and is offered by Medtronic; and

o TUMT, which uses microwave heating to ablate tissue within the prostate and is offered by the remaining companies.

         Medtronic acquired its TUNA business as part of its acquisition of Vidamed, Inc. for $329 million in April 2002. TUNA technology is labor intensive for the physician and requires a significant learning curve prior to perfecting the technique. Patients require post-treatment catheterization and significant pre-medication is common.

         TUMT technology is currently the dominant MI alternative. Urologix is the market leader in TUMT systems. Its machines currently list for approximately $90,000 and its single use catheters cost between $1,000 and $1,200. Urologix's technology uses a "water cooled" catheter, which is designed to use high microwave energy without damaging the urethral lining. TherMatrx takes a simpler approach, offering a low power machine that does not require cooling. The sales price of the TherMatrx equipment is approximately $25,000, due to its relatively less complex design. The catheter used in conjunction with this equipment sells in the same range as the Urologix catheter. Both Urologix's and TherMatrx's products (and ACMI's Prostalund, which has not been approved) require pre-medication, are more difficult for the physician to administer than is the Celsion Microwave Urethroplasty(TM) system and require post-treatment catheterization of the patient.

         We believe that our technology is a leap forward in the advancement of microwave therapy. Celsion relies on Microwave Urethroplasty(TM) in addition to traditional microwave energy. The addition of balloon compression within the prostatic portion of the urethra allows for immediate relief to the patient and in most cases can avoid post treatment catheterization. Thus, Celsion's technology allows for the type of rapid relief for the patient normally associated with drug therapies while avoiding the side effects and significant delays in patient symptomatic relief associated with other minimally invasive therapies.

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

                                    EMPLOYEES

         We presently employ 23 full-time employees and one part-time employee and also utilize the services of part-time consultants from time to time. In addition, our Scientific Advisory Board actively assists our management with advice on various projects. None of our employees are represented by a collective bargaining organization, and we consider our relations with our employees to be good.

ITEM 2.  PROPERTIES

         We lease premises consisting of approximately 22,451 square feet of administrative office, laboratory and workshop space at 10220-I Old Columbia Road, Columbia, Maryland 21046-1705 from an unaffiliated party under a five-year lease (7,056 square feet) that expires on June 30, 2005 and a sublease (15,395 square feet), which expires on October 31, 2005. Rent expense for the year ended September 30, 2002 was $359,206. Future minimum lease obligations are as follows:

                              2003              $302,779
                              2004              $311,789
                              2005              $239,018

ITEM 3.  LEGAL PROCEEDINGS

         The following information was reported by Celsion under Item 5 in a Current Report on Form 8-K dated January 25, 2002 filed with the Securities and Exchange Commission (SEC) on January 29, 2002:

                           As previously  reported,  on April 27, 2000,  Celsion
                  commenced an action (the "Original Suit") in the United States District Court for the District of Maryland (the "Maryland Court") against Warren C. Stearns, a former director of the Company ("W.C. Stearns"), Mr. Stearns' management company and a number of his affiliates, family members and colleagues (collectively, the "Original Defendants"), who held warrants (the "Original Warrants") for the purchase of approximately
                  4.1 million shares of Celsion's Common Stock at $0.41 per share. On January 18, 2001, the Maryland Court transferred the case to the United States District Court for the Northern District of Illinois, in Chicago (the "Chicago Court"). On July 17, 2001, Celsion filed a motion to amend its complaint to add a second count, alleging that Mr. Stearns, on behalf of himself and the other Original Defendants, had executed a Mutual Release which released any right the Original Defendants had to exercise the warrants ("Count II"). The motion was granted on July 19, 2001.

                           On August 9, 2001,  the Original  Defendants  filed a
                  counterclaim (the "Counterclaim") against the Celsion, certain of its officers and directors, and an attorney and law firm that previously had represented Celsion. On September 10, 2001, the Chicago Court dismissed, with prejudice, Count I of the Complaint. On November 23, 2001, Celsion and certain of its officers and directors filed a motion to dismiss the Counterclaim.

                           On January 25, 2002, Celsion and Augustine Y. Cheung,
                  Spencer J. Volk, Walter B. Herbst, LaSalle D. Leffall, Claude Tihon, John Mon, Max E. Link (all of whom are present or former officers and/or directors of the Company), George Bresler, Bresler, Goodman & Unterman LLP and The George Bresler Trust on the one hand (collectively, the "Company Parties"), and Stearns Management Company, Anthony Riker, Ltd., John T. Horton, The George T. Horton Trust, Warren R. Stearns, Charles A. Stearns, and W.C. Stearns (collectively, the "Stearns Parties"), on the other hand, entered into a settlement agreement (the "Settlement Agreement"). Pursuant to the Settlement Agreement, Celsion, among other things, has agreed (a) to pay to W.C. Stearns the lesser of (i) the Stearns Parties' actual legal fees, costs and expenses incurred in connection with the Original Suit, the Counterclaim and the Settlement Agreement or (ii) $265,000;
                  (b) to issue to the Stearns Parties warrants (the "Settlement Warrants") to purchase a total of 6,325,821 shares of Celsion's Common Stock, at an exercise price of $0.01 per share; and (c) to register for resale the shares underlying the Settlement Warrants. The Settlement Warrants are in replacement of the Original Warrants, the validity of which was at issue in the Original Suit. However, while the Original Warrants, among other things, contained antidilution provisions ensuring the Stearns Parties the right to purchase 4.6875% of Celsion's Common Stock, on a fully diluted basis, until completion of the Celsion's next public offering (as defined) and a renewal right at the election of the holder, the Settlement Warrants contain no such provisions. In addition, pursuant to the Settlement Agreement, the Company Parties, on the one hand, and the Stearns Parties, on the other, unconditionally released one another from any and all claims arising prior to the effective date of the Settlement Agreement and agreed to dismiss, with prejudice, the Original Suit, including the Counterclaim.

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


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE FOR OUR COMMON STOCK

         Our Common Stock trades on The American Stock Exchange. The following table sets forth the high and low sales prices for our Common Stock reported by The American Stock Exchange. The quotations set forth below do not include retail markups, markdowns or commissions.

                                                               High       Low
                                                            ---------   --------
         FISCAL YEAR ENDED SEPTEMBER 30, 2001
           First Quarter (October 1 - December 31, 2000)    $   2.19    $  0.75
           Second Quarter (January 1 - March 31, 2001)      $   3.75    $  0.94
           Third Quarter (April 1 - June 30, 2001)          $   1.25    $  0.60
           Fourth Quarter (July 1 - September 30, 2001)     $   0.85    $  0.40

         FISCAL YEAR ENDED SEPTEMBER 30, 2002
           First Quarter (October 1 - December 31, 2002)    $   0.42    $  0.40
           Second Quarter (January 1 - March 31, 2002)      $   0.98    $  0.59
           Third Quarter (April 1 - June 30, 2002)          $   0.80    $  0.40
           Fourth Quarter (July 1 - September 30, 2002)     $   0.51    $  0.34

         On December 23, 2002, the last reported sale price for our Common Stock on The American Stock Exchange was $0.41 As of December 23, 2002, there were approximately 1,300 holders of record of our Common Stock.

DIVIDEND POLICY

         We have never declared or paid any cash dividends on our Common Stock or other securities and do not currently anticipate paying cash dividends in the foreseeable future.

ISSUANCE OF SHARES WITHOUT REGISTRATION

         During the fiscal quarter ended September 30, 2002, we issued the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act"):

    - On August 1, 2002, Celsion issued a total of 200,000 shares of its Common Stock for cash consideration of $2,000 upon exercise of stock purchase warrants. On September 4, 2002, Celsion issued a total of 150,000 shares of its Common Stock for cash consideration of $1,500 upon exercise of stock purchase warrants. On September 12, 2002, Celsion issued a total of 200,000 shares of its Common Stock for cash consideration of $2,000 upon exercise of stock purchase warrants. On September 24, 2002, Celsion issued a total of 250,000 shares of its Common Stock for cash consideration of $2,500 upon exercise of stock purchase warrants. On September 26, 2002, Celsion issued a total of 200,000 shares of its Common Stock for cash consideration of $2,000 upon exercise of stock purchase warrants. These shares are restricted stock, and the certificates representing such shares are endorsed with Celsion's standard restrictive legend, with a stop transfer instruction recorded by the transfer agent. Accordingly, Celsion views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

    - On July 1, 2002, Celsion also issued 14,709 shares of its Common Stock to a consultant for services valued at $7,500. These shares are restricted stock, and the certificates representing such shares are endorsed with the Celsion's standard restricted stock legend, with a stop transfer instruction recorded by the transfer agent. Accordingly, Celsion views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

    - On September 4, 2002, Celsion issued 918,000 shares of its Common Stock upon conversion of 459 shares of its Series B 8% Convertible Preferred Stock. These shares are restricted stock, and the certificates representing such shares are endorsed with Celsion's standard restricted stock legend, with a stop transfer instruction recorded by the transfer agent. Accordingly, Celsion views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

Celsion views these issuances as transactions by an issuer not involving any public offering and therefore as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

         See also "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6.  SELECTED FINANCIAL DATA

         The following table contains certain financial data for Celsion for the five fiscal years ended September 30, 2002 is qualified in its entirety by, and should be read in conjunction with, the "Item 8. Financial Statements and Supplementary Data and Financial Disclosure" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                          YEAR ENDED SEPTEMBER 30,
                                                1998            1999            2000            2001            2002
                                            ------------    ------------    ------------    ------------    ------------
STATEMENT OF OPERATIONS DATA:

Revenues:
     Product Sales (Net)                    $    174,182    $       --      $      3,420    $       --      $       --

     Research  and development contracts            --              --
                                            ------------    ------------    ------------    ------------    ------------

Total revenues                                   174,182           3,420

Cost of sales                                    136,500             246
                                            ------------    ------------    ------------    ------------    ------------

Gross profit on product sales                     37,682           3,174
                                            ------------    ------------    ------------    ------------    ------------

Other costs and expenses:

     Selling, general and  administrative      2,515,822       1,371,161       2,662,623       3,211,625       4,833,005

     Research and development                  1,534,872       1,019,941       2,238,292       4,075,249       5,004,687
                                            ------------    ------------    ------------    ------------    ------------


Total operating expenses                       4,050,694       2,391,102       4,900,915       7,286,874       9,837,692
                                            ------------    ------------    ------------    ------------    ------------

(Loss) from operations                        (4,013,012)     (2,391,102)     (4,897,741)     (7,286,874)     (9,837,692)
                                            ------------    ------------    ------------    ------------    ------------

Other income (expense)                            11,870          15,744            --            45,609
                                                                                                                  38,289

 Interest income (expense)                      (199,346)        (60,834)        350,526         318,038          48,321
                                            ------------    ------------    ------------    ------------    ------------

Net (loss)                                  $ (4,200,488)   $ (2,436,192)   $ (4,547,215)   $ (6,923,227)   $ (9,751,082)
                                            ============    ============    ============    ============    ============

Net loss per share                          $      (0.12)   $      (0.05)   $      (0.08)   $      (0.10)   $      (0.12)
                                            ============    ============    ============    ============    ============

Weighted average shares outstanding           34,867,001      45,900,424      59,406,921      72,249,920      87,257,672




                                                                           AS OF SEPTEMBER 30,
                                                1998            1999            2000            2001             2002
                                            ------------    ------------    ------------    ------------    ------------
BALANCE SHEET DATA:
Cash and cash equivalents                    $     54,920    $  1,357,464    $  8,820,196    $  2,510,136    $    928,819

Working Capital                                (2,000,351)        906,926       8,509,173       2,388,900         735,216

Total Assets                                      330,738       1,558,684       9,117,821       2,956,861       2,291,449

Long-term debt, less current maturities              --              --              --            15,203            --

Redeemable preferred stock:

  Series A 10% Convertible Preferred Stock           --              --         5,176,000       1,099,584       1,130,500

  Series B 8% Convertible Preferred Stock            --              --              --              --         1,396,285

Accumulated deficit                           (19,464,010)    (21,900,202)    (26,770,917)    (33,928,781)    (43,820,081)

Total stockholders' equity (deficit)           (1,851,067)      1,037,125       8,726,429       2,669,217       1,516,490



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Certain of the statements contained in this Annual Report on Form 10-K, including certain in this section, are forward-looking. In addition, from time to time we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, unforeseen changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing, capital structure, and other financial items; changes in approaches to medical treatment; introduction of new products by others; possible acquisitions of other technologies, assets or businesses; possible actions by customers, suppliers, strategic partners, potential strategic partners, competitors and regulatory authorities, as well as those listed under "Risk Factors" below and elsewhere in this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative of such terms or other comparable terminology. Forward-looking statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors." Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements, or for updating such statements after the date hereof.

BASIS OF PRESENTATION

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred substantial operating losses, principally from expenses associated with our research and development programs, the clinical trials conducted in connection with our thermotherapy systems and applications for submission to the Food and Drug Administration. We believe these expenditures are essential for the commercialization of our technologies. As a result of these expenditures, as well as related general and administrative expenses Celsion had an accumulated deficit of $43,820,081 as of September 30, 2002. We expect such operating losses to continue in the near term and for the foreseeable future as we continue our product development efforts, and undertake marketing and sales activities. Celsion's ability to achieve profitability is dependent upon its ability to successfully obtain governmental approvals, produce, market and sell its new technology and integrate such technology into its thermotherapy systems. There can be no assurance that we will be able to commercialize our technology successfully or that we ever will achieve profitability. Our operating results have fluctuated significantly in the past and we expect that such results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, many of which are outside Celsion's control.

         We will need substantial additional funding in order to complete the development, testing and commercialization of our cancer treatment and BPH products and of potential new products. It is our current intention both to increase the pace of development work on our present products and to make a significant commitment to thermo-sensitive liposome and gene therapy research and development projects. The increase in the scope of present development work and such new projects will require additional funding, at least until we are able to begin marketing our products.

         If adequate funding is not available in the future, Celsion may be required to delay, scale-back or eliminate certain aspects of its operations or to attempt to obtain funds through onerous arrangements with partners or others that may force us to relinquish rights to certain of our technologies, products or potential markers. Furthermore, if we cannot fund its ongoing development and other operating requirements, and particularly those associated with our obligation to conduct clinical trials under our licensing agreements, Celsion will be in breach of its commitments under such licensing agreements and could therefore lose its license rights, with material adverse effects Celsion.

         These factors among others may indicate that Celsion will be unable to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should Celsion be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that Celsion can meet its obligations and sustain operations.

RESULTS OF OPERATIONS

Comparison of Fiscal Year Ended September 30, 2002 and Fiscal Year Ended September 30, 2001

         We generated no revenues during the fiscal year ended September 30, 2002 or the fiscal year ended September 30, 2001.

         Research and development expenditures in the year ended September 30, 2002 were $5,004,687, an increase of $929,438, or 23%, compared to the fiscal year ended September 30, 2001. The increase was attributable to costs incurred in undertaking pivotal Phase II clinical trials for both our BPH and breast cancer treatment systems. These costs included increased personnel costs as well as costs related to the acquisition of equipment and materials necessary to complete the trials. Additionally, during the year we completed the large animal toxicity studies using our heat-activated liposomes.

         Selling, general and administrative expense increased by 52%, to $4,833,005 for the fiscal year ended September 30, 2002 compared to $3,211,625 for the fiscal year ended September 30, 2002. The increase was due primarily to increased staffing and legal costs associated with private placements and various SEC filings. Celsion also incurred costs associated with settlement of its ongoing lawsuit with Warren C. Stearns and his associates. Under the terms of the settlement, Celsion issued to the Stearns group certain Common Stock purchase warrants that were at issue in the litigation, together with additional warrants as compensation for relinquishment of certain anti-dilution rights under the disputed warrants and up to $265,000 in cash to reimburse Stearns for costs incurred up to the settlement date. Celsion accrued the remaining amounts due to Spencer J. Volk, its former President and Chief Executive Officer, under the terms of the agreement governing his retirement. Finally, Celsion incurred consulting costs related to the exploration of the feasibility of setting up a business in China (including Hong Kong, Taiwan and Macao).

         The increase in research and development, selling, general and administrative expenses described above, together with the absence of revenues during the relevant periods, resulted in a loss from operations of $9,837,692 for the year ending September 30, 2002 compared to a loss $7,286,874 for the year ended September 30, 2001, representing an increase of $2,550,818.

         Interest income net of interest expense decreased by $269,717 to $48,321 for the fiscal year ended September 30, 2002 compared to $318,038 for the fiscal year ended September 30, 2001. This decrease is the result of a combination of lower average funds available for investment and lower interest rates in fiscal 2002.

Comparison of Fiscal Year Ended September 30, 2001 and Fiscal Year Ended September 30, 2000

         We generated no revenues during the fiscal year ended September 30, 2001, compared to revenues on the sale of parts and equipment in the amount of $3,240 during the fiscal year ended September 30, 2000.

         Research and development expenditures in the year ended September 30, 2001 were $4,075,249, an increase of $1,836,957, or 82%, compared to the fiscal year ended September 30, 2000. The increase was attributable to costs incurred in undertaking pivotal Phase II clinical trials for both our BPH and breast cancer treatment systems. These costs included increased personnel costs as well as costs related to the acquisition of equipment and materials necessary to complete the trials. Additionally, during the year we initiated development of our heat-activated liposomes by formulating the drug and undertaking large animal toxicity studies.

         Selling, general and administrative expense increased by 21%, to $3,211,625 for the fiscal year ended September 30, 2001 compared to $2,662,623 for the fiscal year ended September 30, 2000. The increase was due primarily to increased staffing, principally our newly retained Chief Financial Officer, and legal costs associated with the conversion of the Series A 10% Convertible Preferred Stock, various SEC filings and settlement of a long-standing trade dispute with a former distributor in Hong Kong.

         The increase in research and development, selling, general and administrative expenses described above, together with the absence of revenues, resulted in a loss from operations of $7,286,874 for the year ending September 30, 2001 compared to a loss $4,897,741 for the year ended September 30, 2000, representing an increase of $2,389,133.

         Interest income net of interest expense decreased by $32,488, to $318,038 for the fiscal year ended September 30, 2001 compared to $350,526 for the fiscal year ended September 30, 2000. This decrease reflects the fact that, as Celsion has no revenues, all expenditures are met from cash reserves. As cash reserves declined, interest income is likewise reduced.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of $43,820,081 at September 30, 2002. We have incurred negative cash flows from operations since our inception and have funded our operations primarily through the sale of equity securities. As of September 30, 2002, we had cash of $928,819 and total current assets of $1,510,175, compared with current liabilities of $774,959, resulting in a working capital surplus of $735,216. As of September 30, 2001, we had $2,510,136 in cash and total current assets of $2,661,341, compared with current liabilities of $272,441, which resulted in a working capital surplus of $2,388,900 at fiscal year end. The decrease in working capital at September 30, 2002 as compared to September 30, 2001 was due to the fact that, during the past fiscal year, we drew on our cash reserves to pay for our ongoing operations.

         We do not have any bank financing arrangements and have funded our operations primarily through private placement offerings of equity securities. On October 15, 2002, Celsion completed a private placement resulting in net proceeds of approximately $748,000 and, on November 12, 2002, Celsion completed a private placement generating approximately $300,000 in net proceeds.

         For all of fiscal year 2003, we expect to expend a total of approximately $8,500,000 for clinical testing of our breast cancer and BPH treatment systems, as well as corporate overhead, which we expect to fund from our current resources. The foregoing amounts are estimates based upon assumptions as to the availability of funding, the scheduling of institutional clinical research and testing personnel, the timing of clinical trials and other factors, not all of which are fully predictable. Accordingly, estimates and timing concerning projected expenditures and programs are subject to change. We expect to fund our operations through the 2003 fiscal year though a combination of private placements of equity and up-front and other funding contributed by one or more strategic partners for the BPH business. Additionally, if as currently anticipated our BPH system is approved for marketing during the course of fiscal 2003 funding could be generated from the sale of catheters.

         Our available cash on hand is sufficient to fund our activities through December 31, 2003, although we currently anticipate that we will receive further funding through a private placement of $425,000 and issuance of a note in the amoount of $500,000 early in January 2003, which funds will be sufficient to fund operations through February 2003. Our dependence on raising additional capital will continue at least until we are able to begin marketing our new technologies. Our future capital requirements and the adequacy of our financing depend upon numerous factors, including the successful commercialization of our Microwave Uretheroplasty(TM) and breast cancer treatment systems, progress in product development efforts, progress with pre-clinical studies and clinical trials, the cost and timing of production arrangements, the development of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing intellectual property rights, competing technological and market developments and the development of strategic alliances for the marketing of our products. We will be required to obtain such funding through equity or debt financing, strategic alliances with corporate partners and others, or through other sources not yet identified. We do not have any committed sources of financing, and cannot guarantee that additional funding will be available in a timely manner, on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through unfavorable arrangements with partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets or which otherwise may be materially unfavorable to us. Furthermore, if we cannot fund our ongoing development and other operating requirements, particularly those associated with our obligation to conduct clinical trials under our licensing agreements, we will be in breach of our commitments under these licensing agreements and could therefore lose our license rights, which could have material adverse effects on our business.

         These factors among others may indicate that Celsion will be unable to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should Celsion be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that Celsion can meet its obligations and sustain operations.

RISK FACTORS

         Among numerous risk factors that may affect our future performance and our ability to achieve profitable operations are the following:

         WE HAVE A HISTORY OF SIGNIFICANT LOSSES AND EXPECT TO CONTINUE SUCH LOSSES FOR THE FORESEEABLE FUTURE.

         Since Celsion's inception in 1982, our expenses have substantially exceeded our revenues, resulting in continuing losses and an accumulated deficit of $43,820,081 at September 30, 2002, including losses of $6,923,227 for the fiscal year ended September 30, 2001 and $9,751,082 for the fiscal year ended September 30, 2002. Because we presently have no revenues and are committed to continuing our product research, development and commercialization programs, we will continue to experience significant operating losses unless and until we complete the development of new products and these products have been clinically tested, approved by the FDA and successfully marketed. We have funded our operations primarily through the sale of Celsion's securities and have limited working capital for our product research, development, commercialization and other activities.

         WE DO NOT EXPECT TO GENERATE SIGNIFICANT REVENUE FOR THE FORESEEABLE FUTURE.

         We marketed and sold our original microwave thermotherapy products, which produced modest revenues from 1990 to 1994, but ceased marketing these products in 1995. We have devoted our resources in ensuing years to developing a new generation of thermotherapy and other products, but cannot market these products unless and until we have completed clinical testing and obtained all necessary governmental approvals. Accordingly, we have no current source of revenues, much less profits, to sustain our present operations, and no revenues will be available unless and until our new products are clinically tested, approved by the FDA and successfully marketed. We cannot guarantee that any or all of our products will be successfully tested, approved by the FDA or marketed, successfully or otherwise, at any time in the foreseeable future or at all.

         OUR MICROWAVE HEAT THERAPY TECHNOLOGY IS STILL UNDERGOING CLINICAL TESTING AND MAY NOT ACHIEVE SUFFICIENT ACCEPTANCE BY THE MEDICAL COMMUNITY TO SUSTAIN OUR BUSINESS.

         To date, microwave heat therapy has not been widely accepted in the United States medical community as an effective treatment for BPH or for cancer treatment, with or without the concurrent use of radiation. We believe that this is primarily due to the inability of earlier technology adequately to focus and control heat directed at specific tissue locations and to conclusions that were drawn from a widely publicized study by the Radiation Oncology Therapy Group that purported to show that thermotherapy in conjunction with radiation was only marginally effective. Subsequent to the publication of that study, the Health Care Financing Administration, a HCFA (now known as the Centers for Medicare and Medicaid Services, or CMS) established a low medical reimbursement rate for all thermotherapy equipment designed to be used in conjunction with radiation. While management believes that our new technology is capable of overcoming the limitations of the earlier technology, the medical community may not embrace the perceived advantages of our "adaptive phased array," or APA, focused heat therapy without more extensive testing and clinical experience than we will be able to provide. To date, we have completed and submitted to the FDA only Phase I clinical trials of our Microwave Uretheroplasty(TM) treatment system, although we have completed patient treatments in our Phase II trials. Our PMA application is being submitted on a modular basis, consisting of three separate filings: a manufacturing module, a pre-clinical module and a module consisting of 12-month patient follow-up data. The first two out of three modules were submitted in November 2001 and we expect to submit the remaining module after the 12-month patient follow-up data has been collected and the first two modules have been cleared by the FDA. The manufacturing module has been cleared, we anticipate that the FDA will clear the pre-clinical module in the near future and we have completed collection of the 12-month patient follow-up data. Therefore, we presently anticipate that we will submit the third module early in 2003. Our new breast cancer treatment technology is currently in Phase II trials. Our technology may not prove as effective in practice as we anticipate based on testing to date. If further testing and clinical practice do not confirm the safety and efficacy of our technology or, even if further testing and practice produce positive results but the medical community does not view this new form of heat therapy as effective and desirable, our efforts to market our new products may fail, with material adverse consequences to our business. We intend to petition CMS for a new reimbursement code for our breast cancer treatment. The success of our business model depends significantly upon our ability to petition successfully for favorable reimbursement codes. However, we cannot offer any assurances as to when, if ever, CMS may act on our request to establish a reimbursement code for our breast cancer treatment system. In addition, there can be no assurance that the reimbursement level established for our breast cancer treatment system, if established, will be sufficient for us to carry out our business plan effectively.

         IF WE ARE NOT ABLE TO OBTAIN NECESSARY FUNDING, WE WILL NOT BE ABLE TO COMPLETE THE DEVELOPMENT, TESTING AND COMMERCIALIZATION OF OUR TREATMENTS AND PRODUCTS.

         We will need substantial additional funding in order to complete the development, testing and commercialization of our BPH and breast cancer treatment systems and heat-activated liposome and cancer repair inhibitor products, as well as other potential new products. We expended approximately $9,359,311 in the 12 months ending September 30, 2002. As of that date, we had available a total of approximately $928,900 to fund additional expenditures. On October 15, 2002, Celsion completed a private placement resulting in net proceeds of approximately $748,000 and, on November 12, 2002, Celsion completed a private placement generating approximately $300,000 in net proceeds Our available cash on hand is sufficient to fund our activities through December 31, 2003, although we currently anticipate that we will receive further funding through a private placement of $425,000 and issuance of a note in the amoount of $500,000 early in January 2003, which funds will be sufficient to fund operations through February 2003. However, we cannot offer assurances that we will receive this anticipated additional funding. In addition, it is our current intention both to increase the pace of development work on our present products and to make a significant commitment to our heat-activated liposome and cancer repair inhibitor research and development projects. The increase in the scope of present development work and the commitment to these new projects, as well as our ongoing activities, will require additional external funding, at least until we are able to begin marketing our products and to generate sufficient cash flow from the sale of those products to support our continued operations.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We do not have any committed sources of financing and cannot offer any assurances that additional funding will be available in a timely manner, on acceptable terms or at all.

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

         We are also subject to record keeping and reporting regulations, including FDA's Mandatory Medical Device Reporting, or MDR regulation. Labeling and promotional activities are regulated by the FDA and, in certain instances, by the Federal Trade Commission.

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

         The European Union, or EU, has a registration process that includes registration of manufacturing facilities (known as "ISO certification") and product certification (known as a "CE Mark"). We have obtained ISO certification for our existing facilities. However, there is no guarantee that we will be successful in obtaining EU certifications for any new facilities or for our products, or that we will be able to maintain our existing certifications in the future.

         Foreign government regulation may delay marketing of our new products for a considerable period of time, impose costly procedures upon our activities or provide an advantage to larger companies that compete with us. There can be no assurance that we will be able to obtain necessary regulatory approvals, on a timely basis or at all, for any products that we develop. Any delay in obtaining, or failure to obtain, necessary approvals would materially and adversely affect the marketing of our contemplated products subject to such approvals and, therefore, our ability to generate revenue from such products.

         Even if regulatory authorities approve our product candidates, such products and our facilities, including facilities located outside the EU, may be subject to ongoing testing, review and inspections by the European health regulatory authorities. After receiving premarketing approval, in order to manufacture and market any of its products, we will have to comply with regulations and requirements governing manufacture, labeling and advertising on an ongoing basis.

         Failure to comply with applicable domestic and foreign regulatory requirements, can result in, among other things, warning letters, fines, injunctions and other equitable remedies, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant approvals, pre-market clearance or pre-market approval, withdrawal of approvals and criminal prosecution of Celsion and its employees, all of which would have a material adverse effect on our business.

         OUR BUSINESS DEPENDS ON LICENSE AGREEMENTS WITH THIRD PARTIES TO PERMIT US TO USE PATENTED TECHNOLOGIES. THE LOSS OF ANY OF OUR RIGHTS UNDER THESE AGREEMENTS COULD IMPAIR OUR ABILITY TO DEVELOP AND MARKET OUR PRODUCTS.

         Currently, we have nine utility patents pending in the United States Patent & Trademark Office. One application directed to our breast cancer treatment and another application directed to our Microwave Uretheroplasty(TM) treatment for BPH have been allowed and should issue as United States patents within the next few months. We have filed international applications with respect to the above technologies in various countries including Japan, China, Europe, and Canada. Three additional U.S. utility applications are on file directed to various features of our breast cancer treatment and three additional applications are on file directed to different features of our thermotherapy treatment of BPH. The ninth application on file is directed to our deep tumor therapy treatment. However, even when our pending applications mature into United States patents, our business will still depend on license agreements that we have entered into with third parties until the third parties' patents expire. We intend to file applications for international patent protections for inventions covered by our U.S. applications. However, there can be no assurance when, if ever, we will receive such international patent protection.

         Our success will depend, in substantial part, on our ability to maintain our rights under license agreements granting us rights to use patented technologies. We have entered into exclusive license agreements with MIT, for APA technology, and with MMTC, a privately owned developer of medical devices, for microwave balloon catheter technology. We have also entered into a license agreement with Duke University, under which we have exclusive rights to commercialize medical treatment products and procedures based on Duke University's thermo-liposome technology and a license agreement with Memorial Sloan-Kettering Cancer Center under which we have rights to commercialize certain cancer repair inhibitor products. The MIT, MMTC, Duke University and Sloan-Kettering agreements each contain license fee, royalty and/or research support provisions, testing and regulatory milestones, and other performance requirements that we must meet by certain deadlines. If we were to breach these or other provisions of the license and research agreements, we could lose our ability to use the subject technology, as well as compensation for our efforts in developing or exploiting the technology. Also, loss of our rights under the MIT license agreement would prevent us from proceeding with our most current product development efforts, which are dependent on licensed APA technology. Any such loss of rights and access to technology would have a material adverse effect on our business.

         Further, we cannot guarantee that any patent or other technology rights licensed to us by others will not be challenged or circumvented successfully by third parties, or that the rights granted will provide adequate protection. We are aware of published patent applications and issued patents belonging to others, and it is not clear whether any of these patents or applications, or other patent applications of which we may not have any knowledge, will require us to alter any of our potential products or processes, pay licensing fees to others or cease certain activities. Litigation, which could result in substantial costs, may also be necessary to enforce any patents issued to or licensed by us or to determine the scope and validity of others' claimed proprietary rights. We also rely on trade secrets and confidential information that we seek to protect, in part, by confidentiality agreements with our corporate partners, collaborators, employees and consultants. We cannot guarantee that these agreements will not be breached, that, even if not breached, they are adequate to protect our trade secrets, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known to, or will not be discovered independently by, competitors.

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

         WE MAY NOT BE ABLE TO HIRE OR RETAIN KEY OFFICERS OR EMPLOYEES THAT WE NEED TO IMPLEMENT OUR BUSINESS STRATEGY AND DEVELOP OUR PRODUCTS AND BUSINESSES.

         Our success depends significantly on the continued contributions of our executive officers, scientific and technical personnel and consultants, and on our ability to attract additional personnel as we seek to implement our business strategy and develop our products and businesses. During our operating history, we have assigned many essential responsibilities to a relatively small number of individuals. However, as our business and the demands on our key employees expand, we have been, and will continue to be, required to recruit additional qualified employees. The competition for such qualified personnel is intense, and the loss of services of certain key personnel or our inability to attract additional personnel to fill critical positions as we implement our business strategy could adversely affect our business.

         Effective October 4, 2001, Spencer J. Volk, formerly the President, Chief Executive Officer and a director of Celsion, resigned from all of these positions. Our Board has appointed Dr. Augustine Y. Cheung, formerly the Chairman and Chief Scientific Officer, to serve as Celsion's President and Chief Executive Officer and Dr. Max Link, a director since 1997, has assumed the position of Chairman of the Board. Effective September 20, 2002, Dr. LaSalle Leffall resigned as a member of our Board of Directors. At its meeting on December 27, 2002, the Board appointed Dr. Gary Pace to fill the remainder of Dr. Leffall's term and to reduce the number of directors constituting the whole Board from seven to six.

         OUR SUCCESS WILL DEPEND IN PART ON OUR ABILITY TO GROW AND DIVERSIFY, WHICH IN TURN WILL REQUIRE THAT WE MANAGE AND CONTROL OUR GROWTH EFFECTIVELY.

         Our business strategy contemplates growth and diversification. As we add to our manufacturing, marketing, sales, research and development and other capabilities, our operating expenses and capital requirements will increase. Our ability to manage growth effectively will require that we continue to expend funds to improve our operational, financial and management controls, reporting systems and procedures. In addition, we must effectively expand, train and manage our employees. We will be unable to manage our business effectively if we are unable to alleviate the strain on resources caused by growth in a timely and successful manner. There can be no assurance that we will be able to manage our growth and a failure to do so could have a material adverse effect on our business.

         THE SUCCESS OF OUR PRODUCTS MAY BE HARMED IF THE GOVERNMENT, PRIVATE HEALTH INSURERS AND OTHER THIRD-PARTY PAYORS DO NOT PROVIDE SUFFICIENT COVERAGE OR REIMBURSEMENT.

         Our ability to commercialize our thermotherapy technology successfully will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. The reimbursement status of newly approved medical products is subject to significant uncertainty. We cannot guarantee that adequate third-party insurance coverage will be available for us to establish and maintain price levels sufficient for us to realize an appropriate return on our investment in developing new therapies. Government, private health insurers and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products approved for marketing by the FDA. Accordingly, even if coverage and reimbursement are provided by government, private health insurers and third-party payors for uses of our products, market acceptance of these products would be adversely affected if the reimbursement available proves to be unprofitable for health care providers.

         WE FACE INTENSE COMPETITION AND THE FAILURE TO COMPETE EFFECTIVELY COULD ADVERSELY AFFECT OUR ABILITY TO DEVELOP AND MARKET OUR PRODUCTS.

         There are many companies and other institutions engaged in research and development of thermotherapy technologies, both for prostate disease and cancer treatment products, which seek treatment outcomes similar to those that we are pursuing. In addition, a number of companies and other institutions are pursuing alternative treatment strategies through the use of microwave, infrared, radio frequency, laser and ultrasound energy sources, all of which appear to be in the early stages of development and testing. We believe that the level of interest by others in investigating the potential of thermotherapy and alternative technologies will continue and may increase. Potential competitors engaged in all areas of prostate and cancer treatment research in the United States and other countries include, among others, major pharmaceutical and chemical companies, specialized technology companies, universities and other research institutions. Substantially all of our competitors and potential competitors have significantly greater financial, technical, human and other resources, and may also have far greater experience, than do we, both in pre-clinical testing and human clinical trials of new products and in obtaining FDA and other regulatory approvals. One or more of these companies or institutions could succeed in developing products or other technologies that are more effective than the products and technologies that we have been or are developing, or which would render our technology and products obsolete and non-competitive. Furthermore, if we are permitted to commence commercial sales of any of our products, we will also be competing, with respect to manufacturing efficiency and marketing, with companies having substantially greater resources and experience in these areas.

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

         We intend to market our Microwave Uretheroplasty(TM) treatment system through a strategic alliances with a third party at such time, if any, as it is approved for commercialization by the FDA, and to market our breast cancer treatment system, if and when so approved, through such third parties. There can be no assurance that we will be able to establish sales and marketing capabilities successfully or successfully enter into third-party marketing or distribution arrangements. We have limited experience and capabilities in marketing, distribution and direct sales, although we intend to develop an effective sales and marketing capability as we pursue commercialization. We expect to incur significant additional expense in attracting, establishing and maintaining a marketing and sales force or entering into third-party marketing or distribution arrangements. There can be no assurance that, to the extent we enter into any commercialization arrangements with third parties, such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance for our products and services. There also can be no assurance that our direct sales, marketing, licensing and distribution efforts would be successful or that revenue from such efforts would exceed expenses.

         WE DEPEND ON THIRD-PARTY SUPPLIERS TO PROVIDE US WITH COMPONENTS REQUIRED FOR OUR PRODUCTS AND MAY NOT BE ABLE TO OBTAIN THESE COMPONENTS ON FAVORABLE TERMS OR AT ALL.

         We are not currently manufacturing any products, but are using our facilities to assemble prototypes of the equipment for research and development purposes. We currently purchase certain specialized microwave and thermometry components and applicator materials and the catheter unit used for our Microwave Uretheroplasty(TM) equipment from single or limited source suppliers because of the small quantities involved. While we have not experienced any significant difficulties in obtaining these components, the loss of an important current supplier could require that we obtain a replacement supplier, which might result in delays and additional expense in being able to make prototype equipment available for clinical trials and other research purposes. In addition, inasmuch as we expect to manufacture our Microwave Uretheroplasty(TM) equipment at least for some period subsequent to FDA approval and the commencement of commercialization, such manufacturing and commercialization also could be delayed. In addition, in the event that we succeed in marketing our products, we intend to use outside contractors to supply components and the Microwave Uretheroplasty(TM) catheter, and may use such contractors to assemble finished equipment in the future, which could cause us to become increasingly dependent on key vendors.

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

         Options and Warrants. As of September 30, 2002, we had outstanding and exercisable warrants and options to purchase a total of 30,288,795 shares of our Common Stock at exercise prices ranging from $0.01 to $5.00 per share (and a weighted average exercise price of approximately $0.60 per share). We also had outstanding but unexercisable and unvested options to purchase a total of 4,394,998 shares of our Common Stock at exercise prices ranging from $0.50 to $1.36 per share. Some of the exercise prices are below the current market price of our Common Stock, which has ranged from a low of $0.36 to a high of $0.46 over the 20 trading days ending September 30, 2002. If holders choose to exercise such warrants and options at prices below the prevailing market price for the Common Stock, the resulting purchase of a substantial number of shares of our Common Stock would have a dilutive effect on our stockholders and could adversely affect the market price of our issued and outstanding Common Stock and convertible securities. In addition, holders of these options and warrants who have the right to require registration of the Common Stock under certain circumstances and who elect to require such registration, or who exercise their options or warrants and then satisfy the one-year holding period and other requirements of Rule 144 of the Securities Act, will be able to sell in the public market some or all of their shares of Common Stock purchased upon such exercise.

         Preferred Stock. As of September 30, 2002, we had outstanding a total of 893 shares of Series A 10% Convertible Preferred Stock, with an additional 238 shares of such preferred stock representing accrued dividends, and 1,591 shares of Series B 8% Convertible Preferred Stock (collectively, the "Preferred Stock"). The shares of Series A 10% Convertible Preferred Stock are subject to exchange and conversion privileges upon the occurrence of major events, including a public offering of our securities or a merger of our subsidiary with a public company. The shares of Series B 8% Convertible Preferred Stock are entitled to convert their shares at any time after September 3, 2002. In addition, the holders of the Series A and B Preferred Stock are entitled to convert their preferred shares into shares of Common Stock at a conversion price of $0.41 and $0.50 per share of Common Stock, respectively, subject to certain adjustments. The conversion of the Preferred Stock could have a dilutive effect on our stockholders and could adversely affect the market price of our issued and outstanding Common Stock and convertible securities. The holders of the Series A 10% Convertible Preferred Stock have registration rights at such time, if any, as we undertake a registered public offering of securities. The holders of the Series B 8% Convertible Preferred Stock became entitled to registration of the shares of Common Stock underlying their shares of Series B Preferred Stock as of September 3, 2002, the date on which the shares of Series B Preferred Stock first became convertible. Even without such registration, holders of the Preferred Stock who satisfy the requirements of Rule 144 of the Securities Act will be able to sell in the public market shares of Common Stock acquired upon the conversion of Preferred Stock.

         In addition, future sales of our Common Stock, including shares issued upon the exercise of outstanding options and warrants or other derivative transactions with respect to our stock, could have a significant negative effect on the market price of our Common Stock. These sales might make it more difficult for us to sell equity securities or equity-linked securities in the future at a time and price that we would deem appropriate.

          IF THE PRICE OF OUR SHARES REMAINS LOW OR OUR FINANCIAL CONDITION CONTINUES TO DETERIORATE, WE MAY BE DELISTED BY THE AMERICAN STOCK EXCHANGE AND BECOME SUBJECT TO SPECIAL RULES APPLICABLE TO LOW PRICED STOCKS.

         Our  Common  Stock  currently  trades on The  American  Stock  Exchange
(Amex). The Amex, as a matter of policy, will consider the suspension of trading in, or removal from listing of, any stock when, in the opinion of the Amex, (i) the financial condition and/or operating results of an issuer appear to be unsatisfactory; (ii) it appears that the extent of public distribution or the aggregate market value of the stock has become so reduced as to make further dealings on the Amex inadvisable; (iii) the issuer has sold or otherwise disposed of its principal operating assets; or (iv) the issuer has sustained losses which are so substantial in relation to its overall operations or its existing financial condition has become so impaired that it appears questionable, in the opinion of the Amex, whether the issuer will be able to continue operations and/or meet its obligations as they mature. For example, the Amex will consider suspending dealings in or delisting the stock of an issuer if the issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years, or if its auditors issue an audit opinion qualified on a "going concern basis or for other reasons. Another instance where the Amex would consider suspension or delisting of a stock is if the stock has been selling for a substantial period of time at a low price per share and the issuer fails to effect a reverse split of such stock within a reasonable time after being notified that the Amex deems such action to be appropriate. Stegman & Co., our auditors have issued a "going concern" opinion concerning our financial statements as of and for the year ended September 30, 2002. We have sustained net losses for our last five fiscal years (and beyond) and our Common Stock has been trading at relatively low prices. Therefore, our Common Stock could be at risk for delisting by the Amex.

         Upon any such delisting, the Common Stock would become subject to the penny stock rules of the SEC, which generally are applicable to equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with bid and ask quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock that is not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements are likely to have a material and adverse effect on price and the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If our Common Stock were to become subject to the penny stock rules it is likely that the price of the Common Stock would decline and that our stockholders would find it more difficult to sell their shares.

         OUR STOCK IS THINLY TRADED. THEREFORE INVESTORS MAY FIND IT DIFFICULT TO SELL THEIR SHARES.

         While our Common Stock is listed on The American Stock Exchange, the volume of trading historically has been relatively light. Further, there can be no assurance that the market in our shares will be sustained in the future. Therefore, there can be no assurances that stockholders will be able to sell their shares at the time or price that they desire or at all or that stockholders will be able to achieve liquidity as desired.

         OUR STOCK PRICE COULD BE VOLATILE.

         Market prices for our Common Stock and the securities of other medical, high technology companies have been volatile. Factors such as announcements of technological innovations or new products by us or by our competitors, government regulatory action, litigation, patent or proprietary rights developments and market conditions for medical and high technology stocks in general can have a significant impact on the market for our Common Stock.

         ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL.

         Our Certificate of Incorporation and Bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable by authorizing the issuance of "blank check" preferred stock. In addition, our classified Board of Directors may discourage such transactions by increasing the amount of time necessary to obtain majority representation on the Board. Certain other provisions of our Bylaws and of Delaware law may also discourage, delay or prevent a third party from acquiring or merging with us, even if such action were beneficial to some, or even a majority, of our stockholders. We also have adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of Common Stock to stockholders of record as of August 6, 2002. When it becomes exercisable, each right entitles the registered holder to purchase from Celsion one ten-thousandth of a share of Series C Junior Participating Preferred Stock, par value $0.01 per share, or Series C Preferred Stock, at a price of $4.46 per one ten-thousandth (1/10,000) of a share of Series C Preferred Stock, subject to adjustment. Under certain circumstances, if a person or group acquires 15% or more of our outstanding Common Stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $4.46 exercise price, shares of our Common Stock or of any company into which we are merged having a value of $8.92. The rights expire on August 15, 2012, unless earlier redeemed by our Board of Directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, our rights plan also could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding such acquisition.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The information required by this item is incorporated by reference to the information set forth under the captions "Directors and Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange At of 1934, as Amended" in Celsion's Definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held on February 18, 2003, which has been, or will be, filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2002.

ITEM 11.        EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the information set forth under the caption "Executive
Compensation" in Celsion's Definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held on February 18, 2003, which has been, or will be, filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


                      Equity Compensation Plan Information

                                                                                           Number of securities
                                                                                         remaining available for
                                Number of securities to         Weighted-average          future issuance under
                                be issued upon exercise        exercise price of        equity compensation plans
                                of outstanding options,       outstanding options,        (excluding securities
                                  warrants and rights         warrants and rights        reflected in column (a))
        Plan category                     (a)                         (b)                          (c)
-----------------------------  ---------------------------  --------------------------------------------------------
Equity compensation plans             7,952,125(1)                                              2,439,375
approved by security holders                                         $0.71
Equity compensation plans
not approved by security                                             $0.58                           --  (2)
holders                                12,381,601
                               ---------------------------  -------------------------  -----------------------------

            Total                      20,333,726                    $0.63                      2,439,375(2)
                               ===========================  =========================  =============================


(1) Includes both vested and unvested options to purchase Common Stock issued to employees, officers, directors and outside consultants under the Company's 2001 Stock Option Plan (the "Plan"). Certain of these options to purchase Common Stock were issued under the Plan in connection with employment agreements. An aggregate of 391,500 of these options were issued pursuant to the Company's previous stock option plan.

(2) Certain of the securities exercisable to purchase Common Stock set forth in column (a) of this row have price protection or antidilution rights that entitle the holder to reduce the exercise price of such securities if the Company issues additional stock, options, warrants or other convertible securities below the exercise price of the subject securities.

         Certain of the information required by this item is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in Celsion's Definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held on February 18, 2003, which has been, or will be, filed with the Securities and Exchange Commission within 120 days after the end of the our fiscal year ended September 30, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in Celsion's Definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held on February 18, 2003, which has been, or will be, filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2002.

ITEM 14. CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
1934) as of an evaluation date within 90 days prior to the filing date of this Annual Report on Form 10-K. Based on this evaluation, they have concluded that, as of the evaluation date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that Celsion files or submits under the Exchange Act is recorded, processed, summarized and reported in a timely manner. Since the evaluation date referred to above, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.


ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)

         1.  FINANCIAL STATEMENTS

         The following is a list of the financial statements of Celsion Corporation filed with this Annual Report on Form 10-K, together with the report of our independent public accountants.

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

         2. FINANCIAL STATEMENT SCHEDULES

         No schedules are provided because of the absence of conditions under which they are required.

         3. EXHIBITS

         The following documents are included as exhibits to this report:

         EXHIBIT NO.
                                                       DESCRIPTION

         3.1.1+ Certificate of Incorporation of Celsion (the "Company"), as Amended.

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

         3.1.4 Certificate of the Designations, Powers, Preferences and Rights of the Series B 8% Convertible Preferred Stock of Celsion Corporation, incorporated herein by reference to
                   Exhibit 4.3 to the Form S-3 Registration Statement (File No. 333-100638) filed October 18, 2002.

         3.1.5 Certificate of Designations of Series C Junior Participating Preferred Stock of Celsion Corporation, incorporated herein by reference to Exhibit 4.4 to the Form S-3 Registration Statement (File No. 333-100638) filed October 18, 2002.

         3.2 By-laws of the Company, as amended, incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of the Company for the Quarter Ended June 30, 2001.

         4.1 Form of Common Stock Certificate, par value $0.01, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K of the Company for the Year Ended September 30, 2001.

         4.2 Celsion Corporation and American Stock Transfer & Trust Company Rights Agreement dated as of August 15, 2002, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed August 21, 2002.

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

         10.7 * Celsion Corporation 2001 Stock Option Plan. Incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of the Company for the year ended September 30, 2001.

         10.8 * Form of Series 200 Warrant issued to certain employees, directors and consultants to Purchase Common Stock of the Company, Incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1998.

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

         10.11 Form of Series 400 Settlement Warrant issued to Stearns Management Company, incorporated herein by reference to
                   Exhibit 4.7 to the Registration Statement of Form S-3 of the Company (File No. 333-82450) filed February 8, 2002.

         10.12 Form of Series 500 Warrant to Purchase Common Stock of the Company pursuant to the Private Placement Memorandum dated January 6, 1997, as amended, incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1998.

         10.13     Intentionally omitted.

         10.14 * Form of Series 600 Warrant issued to Certain Employees and Directors on May 16, 1996 to Purchase Common Stock of the Company, incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1998.

         10.15 License Agreement between the Company and Sloan-Kettering Institute for Cancer Research dated May 19, 2000, incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K of the Company for the year ended September 30, 2000.

         10.16  *  Employment  Agreement  between  the  Company  and  Anthony P.
                   Deasey dated November 27, 2000, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-K of the Company for the quarter ended June 30, 2001.

         10.17+ * Amended and Restated Executive Employment Agreement between the Company and Augustine Y. Cheung, effective January 1, 2000.

         10.18+ * Amended and Restated Executive Employment Agreement between the Company and John Mon, effective June 8, 2000.

         10.19+ * Amended and Restated Executive Employment Agreement between the Company and Dennis Smith, dated effective May 19, 2000.

         10.20 Option Agreement between the Company and Duke University dated August 8, 2000, incorporated herein by reference to
                   Exhibit 10.23 to the Annual Report on Form 10-K of the Company for the year ended September 30, 2000.

         10.21 * Employment Agreement between the Company and Daniel S. Reale dated April 9, 2001, incorporated herein by reference to the Annual Report on Form 10-K of the Company for the year ended September 30, 2001.

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

         10.23 Form of Warrant to Purchase Common Stock of the Company pursuant to the Private Placement Memorandum dated October 11, 2001, incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of the Company for the year ended September 30, 2001.

         10.24 * Advisory Agreement between the Company and Dr. Kris Venkat dated August 1, 2001, incorporated herein by reference to
                   Exhibit 10.24 to the Annual Report on Form 10-K of the Company for the Year Ended September 30, 2001.

         10.25+ Amendment dated May 23, 2002 to the Patent License Agreement between the Company and Massachusetts Institute of Technology dated October 17, 1997. (Confidential Treatment Requested).

         10.26+ Amendment dated September 17, 2002 to the License Agreement between the Company and MMTC, Inc. dated August 23, 1996.

         10.27+ * Employment Agreement between the Company and William W. Gannon, Jr. dated January 15, 2002.

         10.28 Form of Warrant to Purchase Common Stock Units of the Company issued to Placement Agents pursuant to the Private Placement Memorandum dated October 18, 2001, incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-3 of the Company (File No. 333-82450) filed February 8, 2002.

         10.29 Form of Warrant to Purchase Common Stock of the Company pursuant to private placement by the Company which closed on June 3, 2002, incorporated herein by reference to Exhibit 4.6 to the Form S-3 Registration Statement of the Company (File No. 333-100638) filed October 18, 2002.

         10.30+    Letter  dated May 8,  2002,  from  Legg  Mason  Wood  Walker,
                   Incorporated   ("Legg   Mason")  to  the  Company   regarding
                   retention of Legg Mason as financial advisor.

         10.31 Letter Agreement with Goldpac Investment Partners dated October 17, 2001, incorporated herein by reference to Exhibit
                   4.5 to the Form S-3 Registration Statement (File No. 333-82450) filed February 8, 2002.

         10.32 Letter Agreement with Equity Communications, dated November 5, 2001, incorporated herein by reference to Exhibit 4.6 to the Form S-3 Registration Statement (File No. 333-82450) filed February 8, 2002.

         23.1+ Consent of Stegman & Company, independent public accountants of the Company.

         99.1+ Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2+ Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Filed herewith.
*Management contract or compensatory plan, contract or arrangement.

(b) REPORTS ON FORM 8-K.

         Celsion  filed a report on Form 8-K on August 21, 2002  disclosing  the
adoption  of  its  stockholder   rights  plan  and  declaration  of  a  dividend
distribution related to such plan.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused its annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CELSION CORPORATION

               December 27, 2002           By: /s/ Augustine Y. Cheung
                                               -----------------------
                                                   Augustine Y. Cheung
                                                   President and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

                                           By: /s/ Anthony P. Deasey
                                               --------------------------------
                                                   Anthony P. Deasey
                                                   Chief  Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        SIGNATURE                       TITLE                   DATE
 -----------------------    ---------------------------  -----------


 s/ Augustine Y. Cheung     Director, President and      December 27, 2002
 -----------------------    Chief Executive Officer
    Augustine Y. Cheung     (Principal Executive
                            Officer)

 /s/ Anthony P. Deasey      Executive Vice President     December 27, 2002
 ---------------------      and Chief Financial Officer
 Anthony P. Deasey          (Principal Financial and
                            Accounting Officer)


 /s/ John Mon               Vice President, Director,    December 27, 2002
 ------------               Secretary, and Vice
     John Mon               President of New Business
                            Development


 /s/ Max E. Link            Chairman of the Board        December 27, 2002
 ---------------
     Max E. Link

 /s/ Kris Venkat            Director                     December 27, 2002
 ---------------
     Kris Venkat

 /s/ Claude Tihon           Director                     December 27, 2002
 ----------------
     Claude Tihon

                                 CERTIFICATIONS

         I, Augustine Y. Cheung, certify that:

         1. I have reviewed this annual report on Form 10-K of Celsion Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14, for the registrant and have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b.  Any  fraud,   whether  or  not  material,   that  involves
         management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 27, 2002

By:      /s/ Augustine Y. Cheung
         -----------------------------------------
             Augustine Y. Cheung
             President and Chief Executive Officer

         I, Anthony P. Deasey, certify that:

         1. I have reviewed this annual report on Form 10-K of Celsion Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14, for the registrant and have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b.  Any  fraud,   whether  or  not  material,   that  involves
         management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 27, 2002

                             By: /s/ Anthony P. Deasey
                                 -------------------------------
                                     Anthony P. Deasey
                                     Executive Vice President -
                                     Finance and Administration
                                     and Chief Financial Officer

                               CELSION CORPORATION



                    REPORT ON AUDITS OF FINANCIAL STATEMENTS


              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000




























No extracts from this report may be published without our written consent. Stegman & Company

                               CELSION CORPORATION


                    REPORT ON AUDITS OF FINANCIAL STATEMENTS


              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000


                                    CONTENTS

                                                                        Page

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

                     Statements of Cash Flows                           F-6


                   NOTES TO FINANCIAL STATEMENTS                        F-7

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Celsion Corporation
Columbia, Maryland


          We have audited the accompanying balance sheets of Celsion Corporation (the "Company") as of September 30, 2002 and 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celsion Corporation as of September 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements the Company has, since inception, incurred substantial operating losses and at September 30, 2002 had an accumulated a deficit of $44 million. The Company's future prospects depend upon its ability to obtain necessary approvals and demonstrate commercial viability of its products which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/Stegman & Company

Baltimore, Maryland
November 18, 2002


                               CELSION CORPORATION
                                 BALANCE SHEETS
                           SEPTEMBER 30, 2002 AND 2001

                                     ASSETS

                                                                         2002         2001
                                                                      ----------   ----------
CURRENT ASSETS:
   Cash                                                               $  928,819   $2,510,136
   Accounts receivable - trade                                              --          1,205
   Other receivables                                                      84,493         --
   Inventories                                                           449,608         --
   Prepaid expenses                                                       47,255         --
   Other current assets                                                     --        150,000
                                                                      ----------   ----------

           Total current assets                                        1,510,175    2,661,341
                                                                      ----------   ----------


PROPERTY AND EQUIPMENT - at cost:
   Furniture and office equipment                                        311,481      229,643
   Laboratory and shop equipment                                          89,354       87,193
                                                                      ----------   ----------
                                                                         400,835      316,836
     Less accumulated depreciation                                       190,658      127,556
                                                                      ----------   ----------

           Net value of property and equipment                           210,177      189,280
                                                                      ----------   ----------


OTHER ASSETS:
   Deposits23,622                                                         29,537
   Prepaid inventory development costs                                   486,602         --
   Patent licenses (net of accumulated amortization
     of $129,077 and $113,247 in 2002 and 2001,
     respectively)                                                        60,873       76,703
                                                                      ----------   ----------

           Total other assets                                            571,097      106,240
                                                                      ----------   ----------

           TOTAL ASSETS                                               $2,291,449   $2,956,861


                            See accompanying notes.


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        2002           2001
                                                                   ------------    ------------
CURRENT LIABILITIES:
   Accounts payable - trade                                        $    494,650    $    145,520
   Other accrued liabilities                                            280,309         126,921
                                                                   ------------    ------------

           Total current liabilities                                    774,959         272,441

LONG-TERM LIABILITIES - Security deposit                                   --            15,203
                                                                   ------------    ------------

           Total liabilities                                            774,959         287,644
                                                                   ------------    ------------

STOCKHOLDERS' EQUITY:
   Common stock - $.01 par value; 150,000,000 shares authorized,
     92,417,556 and 76,876,761 shares issued and outstanding
     for 2002 and 2001, respectively                                    924,176         768,768
   Series A 10% Convertible Preferred Stock, $1,000
     par value, 7,000 shares authorized, 1,131 and
     1,099 shares issued and outstanding for 2002
     and 2001, respectively                                           1,130,500       1,099,584
   Series B 8%  Convertible  Preferred  Stock,
     $1,000 par value; 5,000    shares authorized, 1,591
     and zero shares issued and outstanding for 2002 and 2001,
     respectively                                                     1,396,285            --
   Additional paid-in capital                                        41,885,610      34,729,646
   Accumulated deficit                                              (43,820,081)    (33,928,781)
                                                                   ------------    ------------

           Total stockholders' equity                                 1,516,490       2,669,217
                                                                   ------------    ------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  2,291,449    $  2,956,861

                             See accompanying notes.


                               CELSION CORPORATION

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000




                                             2002            2001            2000
                                         ------------    ------------    ------------
REVENUES:
   Equipment sales and parts             $       --      $       --      $      3,420
   Returns and allowances                        --              --              --
                                         ------------    ------------    ------------

           Total revenues                        --              --             3,420

COST OF SALES                                    --              --               246
                                         ------------    ------------    ------------

GROSS PROFIT                                     --              --             3,174
                                         ------------    ------------    ------------

OPERATING EXPENSES:
   Selling, general and administrative      4,833,005       3,211,625       2,662,623
   Research and development                 5,004,687       4,075,249       2,238,292
                                         ------------    ------------    ------------

           Total operating expenses        (9,837,692)     (7,286,874)     (4,900,915)
                                         ------------    ------------    ------------

INTEREST INCOME                                48,321         318,038         350,526

RENTAL INCOME                                  38,289          45,609            --
                                         ------------    ------------    ------------

NET LOSS                                   (9,751,082)     (6,923,227)     (4,547,215)

BENEFICIAL CONVERSION FEATURE
   AND DIVIDENDS ON PREFERRED STOCK          (391,888)       (234,513)       (323,500)
                                         ------------    ------------    ------------

NET LOSS ATTRIBUTABLE TO COMMON
   STOCKHOLDERS                          $(10,142,970)   $ (7,157,740)   $ (4,870,715)
                                         ============    ============    ============

BASIC AND DILUTED NET LOSS PER
   COMMON SHARE                          $       (.12)   $      (0.10)   $      (0.08)
                                         ============    ============    ============

BASIC AND DILUTED WEIGHTED AVERAGE
   NUMBER OF COMMON SHARES
   OUTSTANDING                             87,257,672      72,249,920      59,406,921
                                         ============    ============    ============



                            See accompanying notes.


                               CELSION CORPORATION

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000


                                                                                  Series A
                                                                               10% Convertible
                                                    Common Stock               Preferred Stock
                                             -------------------------   --------------------------
                                               Shares         Amount       Shares          Amount
                                             -----------   -----------   -----------    -----------

Balances at October 1, 1999                   53,370,498   $   533,705          --      $      --

   Sale of common stock                       10,248,544       102,485          --             --
   Issuance of warrants/options and common
     stock for payment of indebtedness and
     expenses                                    753,025         7,531          --             --
   Issuance of shares of Series A
     10% convertible, preferred stock
     (net of issuance costs)                        --            --           4,853      4,852,500
   Preferred stock dividend                         --            --             323        323,500
   Net loss                                         --            --            --             --
                                             -----------   -----------   -----------    -----------

Balances at September 30, 2000                64,372,067       643,721         5,176      5,176,000

   Sale of common stock                          510,000         5,100          --             --
   Issuance of warrants/options and common
     stock for payment of expenses               319,174         3,192          --             --
   Conversion of shares of Series A
     10% convertible, preferred stock
     plus accrued dividends                   10,514,763       105,148        (4,311)    (4,311,053)
   Exercise of common stock
     warrants and options                      1,160,757        11,607          --             --
   Preferred stock dividend                         --            --             234        234,637
   Stock compensation                               --            --            --             --
   Net loss                                         --            --            --             --
                                             -----------   -----------   -----------    -----------

Balances at September 30, 2001                76,876,761       768,768         1,099      1,099,584

   Sale of preferred and common stock         12,500,000       125,000          --             --
   Issuance of warrants/options and common
     stock for payment of expenses               507,709         5,077          --             --
   Conversion of shares of Series A 10%
     convertible, preferred stock plus
     accrued dividends                           143,836         1,438           (58)       (58,972)
   Conversion of shares of Series B 8%
     convertible, preferred stock plus
     accrued dividends                           918,000         9,180          --             --
   Exercise of common stock
     warrants and options                      1,471,250        14,713          --             --
   Preferred stock dividend                         --            --              90         89,888
   Beneficial conversion                            --            --            --             --
   Stock compensation                               --            --            --             --
   Net loss                                         --            --            --             --
                                             -----------   -----------   -----------    -----------

Balances at September 30, 2002                92,417,556   $   924,176         1,131    $ 1,130,500


                            See accompanying notes.



         Series B
      8% Convertible
      Preferred Stock            Additional
----------------------------       Paid-in      Accumulated
   Shares          Amount          Capital        Deficit           Total
------------    ------------    ------------    ------------    ------------

        --      $       --      $ 22,403,622    $(21,900,202)   $  1,037,125

        --              --         7,122,893            --         7,225,378


        --              --           771,965            --           779,496


        --              --          (620,855)           --         4,231,645
        --              --              --          (323,500)           --
        --              --              --        (4,547,215)     (4,547,215)
------------    ------------    ------------    ------------    ------------

        --              --        29,677,625     (26,770,917)      8,726,429

        --              --           147,400            --           152,500

        --              --           337,690            --           340,882


        --              --         4,205,905            --              --

        --              --           (11,607)           --              --
        --              --              --          (234,637)           --
        --              --           372,633            --           372,633
        --              --              --        (6,923,227)     (6,923,227)
------------    ------------    ------------    ------------    ------------

        --              --        34,729,646     (33,928,781)      2,669,217

       2,000       2,000,000       5,454,532            --         7,579,532

        --              --           705,048            --           710,125


        --              --            57,534            --              --


        (459)       (402,375)        393,195            --              --

        --              --            34,814            --            49,527
          50          50,330            --          (140,218)           --
        --          (251,670)        251,670            --              --
        --              --           259,171            --           259,171
        --              --              --        (9,751,082)     (9,751,082)
------------    ------------    ------------    ------------    ------------

       1,591    $  1,396,285    $ 41,885,610    $(43,820,081)   $  1,516,490


                            See accompanying notes.


                               CELSION CORPORATION

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000



                                                             2002             2001            2000
                                                          ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $ (9,751,082)   $ (6,923,227)   $ (4,547,215)
   Noncash items included in net loss:
     Depreciation and amortization                              82,437          68,845          39,478
     Inventory valuation                                          --            13,538          17,000
     Stock option compensation                                 259,172         372,633            --
     Warrants issued for legal settlement                      476,724            --              --
     Common stock issued for operating expenses                233,401         340,758         542,745
     Loss from disposal of property and equipment                1,825            --              --
   Net changes in:
     Accounts receivable and other receivables                 (83,288)          1,102            (495)
     Inventories                                              (449,608)           --            (8,479)
     Accrued interest receivable - related parties                --             7,751          (7,751)
     Prepaid expenses                                          (47,255)         14,832         197,103
     Other current assets                                      150,000        (115,644)          4,847
     Investment in prepaid inventory
       development costs                                      (486,602)           --              --
     Accounts payable and accrued interest payable             349,130         (70,324)        (73,370)
     Accrued compensation                                         --              --           (91,009)
     Other accrued liabilities                                 153,388          66,275          60,681
                                                          ------------    ------------    ------------

              Net cash used in operating activities         (9,111,758)     (6,223,461)     (3,866,465)
                                                          ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in deposits                               5,915         (21,952)           --
   (Decrease) increase in security deposit liability           (15,203)         15,203            --
   Purchase of property and equipment                          (89,329)       (117,572)       (122,108)
                                                          ------------    ------------    ------------

              Net cash used in investing activities            (98,617)       (124,321)       (122,108)
                                                          ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment on notes payable - other                               --          (114,778)           --
   Payment on capital lease obligation                            --              --            (5,719)
   Proceeds of stock issuances                               7,629,058         152,500      11,457,024
                                                          ------------    ------------    ------------

              Net cash provided by financing activities      7,629,058          37,722      11,451,305
                                                          ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH                             (1,581,317)     (6,310,060)      7,462,732

CASH AT BEGINNING OF YEAR                                    2,510,136       8,820,196       1,357,464
                                                          ------------    ------------    ------------

CASH AT END OF YEAR                                       $    928,819    $  2,510,136    $  8,820,196

                            See accompanying notes.

Celsion Corporation

Statements of Cash Flows (Continued)
For the Years Ended September 30, 2002, 2001 and 2000




                                                             2002             2001            2000
                                                          ------------    ------------    ------------
Conversion of accounts payable, debt and accrued
   interest payable through issuance of common stock      $     --        $      --       $     20,750
Prepaid expenses funded through issuance of
   common stock                                           $     --        $      --       $    216,000

Cash paid during the year for interest                    $     --        $      --       $      1,290











                            See accompanying notes.

                               CELSION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000



1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of Business
         -----------------------

         Celsion Corporation ("Celsion" or the "Company"), a Delaware corporation, is a research and development company dedicated to the development of medical treatment systems primarily to treat breast cancer and a chronic prostate enlargement condition, common in older males, known as benign prostatic hyperplasia, or BPH, using minimally invasive focused heat technology. The Company is also working with Duke University on the development of heat-sensitive liposome compounds for use in the delivery of chemotherapy drugs to tumor sites, and with the Memorial Sloan-Kettering Cancer Center, or Sloan-Kettering on the development of heat-activated gene therapy compounds.

         Inventories
         -----------

         Inventories are stated at the lower of cost or market. Cost is determined using the average cost method.

         Property and Equipment
         ----------------------

         Property and equipment is stated at cost. Depreciation is provided over the estimated useful lives of the related assets of three to seven years using the straight-line method. Major renewals and improvements are capitalized at cost and ordinary repairs and maintenance are charged against operations as incurred. Depreciation expense was $66,608, $53,016 and $23,648 for the years ended September 30, 2002, 2001 and 2000, respectively.

         Prepaid Inventory Development Costs
         -----------------------------------

         The    balance    in    prepaid     development     costs    represents
research/development costs paid to a vendor for the design and development of catheters which are to be used with the Company's BPH machines.

         Patent Licenses
         ---------------

         The Company has purchased several licenses to use the rights to patented technologies. Patent license costs are amortized straight-line over the remaining patent life.

                               CELSION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000


         Research and Development
         ------------------------

         Research and development costs are expensed as incurred. Equipment and facilities acquired for research and development activities which have alternative future uses are capitalized and charged to expense over their estimated useful lives.

         Net Loss Per Common Share
         -------------------------

         Basic and diluted net loss per common share was computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. The impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding, as the effect would be antidilutive.

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

         Use of Estimates
         ----------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Financial Instruments
         ---------------------

         For most financial instruments, including cash, accounts payable and accruals, management believes that the carrying amount approximates fair value, as the majority of these instruments are short-term in nature.

2. FINANCIAL CONDITION

         Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company's research and development programs, the clinical trials conducted in connection with the Company's thermotherapy systems and applications for submission to the Food and Drug Administration. The Company believes these expenditures are essential for the commercialization of its technologies. As a result of these expenditures, as well as related general and administrative expenses the Company had an accumulated deficit of $44 million as of September 30, 2002. The Company expects such operating losses to continue in the near term and for the foreseeable future as it continues its product development efforts, and undertakes marketing and sales activities. The Company's ability to achieve profitability is dependent upon its ability to successfully obtain governmental approvals, produce, market and sell its new technology and integrate such technology into its thermotherapy systems. There can be no assurance that the Company will be able to commercialize its technology successfully or that profitability will ever be achieved. The operating results of the Company have fluctuated significantly in the past. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, many of which are outside the Company's control.

                               CELSION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000


         The Company will need substantial additional funding in order to complete the development, testing and commercialization of its cancer treatment and BPH products and of potential new products. It is the Company's current intention both to increase the pace of development work on its present products and to make a significant commitment to thermo-sensitive liposome and gene therapy research and development projects. The increase in the scope of present development work and such new projects will require additional funding, at least until the Company is able to begin marketing its products.

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

         These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations from sources that are described in the notes to the financial statements.

3. INVENTORIES

         Inventories are stated at the lower of cost or market and consist of the following:

                                            2002               2001
                                         ---------          ---------


           Materials                      $373,786          $   --
           Work-in-process                  75,822              --
                                         ---------          ---------

                                          $449,608          $   --
                                         =========          =========

                               CELSION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000



4. INCOME TAXES

         A reconciliation of the Company's statutory tax rate to the effective rate for the years ended September 30 is as follows:

                                           2002     2001     2000
                                          ------   ------   ------


Federal statutory rate                      34.0%    34.0%    34.0%
State taxes, net of federal tax benefit      4.6      4.6      4.6
Valuation allowance                        (38.6)   (38.6)   (38.6)
                                          ------   ------   ------

                                              .0%      .0%      .0%
                                          ======   ======   ======

              As of September 30, 2002, the Company had net operating loss carryforwards of approximately $37 million for federal income tax purposes that are available to offset future taxable income through the year 2021.

              The components of the Company's deferred tax asset for the years ended September 30 is as follows:
                                                    2002              2001
                                                ------------      ------------

       Net operating loss carryforwards          $14,300,000      $ 11,400,000
       Valuation allowance                       (14,300,000)      (11,400,000)
                                                ------------      ------------

                                                 $     --         $       --
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

5. RETIREMENT PLAN

         The Company provides a SAR-SEP savings plan to which eligible employees may make pretax payroll contributions up to 15% of compensation. The Company does not make contributions to the plan.

6. PREFERRED STOCK

         The Company has preferred stock known as Series A 10% convertible preferred stock. Holders of shares of preferred stock are entitled to receive, as and if declared by the Company's Board of Directors, dividends at the annual rate of 10% per share payable semi-annually on March 31 and September 30. Such dividends are payable in shares and fractional shares of preferred stock, valued for this purpose at the rate of $1,000 per share. There are 1,131 and 1,099 (including accrued dividends) shares of this stock issued and outstanding at September 30, 2002 and 2001, respectively.

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

         There are outstanding warrants to purchase 36 shares of Series A preferred stock (convertible into an additional 87,805 shares of common stock) as of September 30, 2002.

                               CELSION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000


         During the year ended September 30, 2002 the Company issued 2,000 shares of Series B 8% convertible preferred stock on a private placement basis. Holders of shares of preferred stock are entitled to receive, as and if declared by the Company's Board of Directors, dividends at the annual rate of 8% per share payable semi-annually on June 30 and December 31. Such dividends are payable in shares and fractional shares of preferred stock, valued for this purpose at the rate of $1,000 per share. There are 1,591 and -0- (including accrued dividends) shares of this stock issued and outstanding at September 30, 2002 and 2001, respectively.

         The shares of Series B preferred stock are subject to exchange and conversion privileges at any time after September 3, 2002 at a conversion price of $0.50 per share of common stock.

         As of September 30, 2002, 1,591.33 (including accrued dividends) shares of Series B 8% preferred stock was outstanding.

7. STOCK OPTIONS AND WARRANTS

         The Company has issued stock options and warrants to employees, directors, vendors and debt holders. Options and warrants are generally granted at market value at the date of the grant.

         A summary of the Company's stock option and warrant activity and related information for the years ended September 30, 2002, 2001 and 2000 is as follows:

                                                                   Weighted
                                               Options/            Average
                                               Warrants            Exercise
                                              Outstanding            Price
                                              -----------         ------------

Outstanding at October 1, 1999                 16,653,770                  .59
  Granted                                       1,125,214                  .94
  Exercised                                   (10,247,074)                 .70
  Expired/cancelled                                  --                --
                                               ----------

Outstanding at September 30, 2000               7,531,910                  .44
  Granted                                       8,158,308                 1.36
  Exercised                                      (585,000)                 .35
  Expired/cancelled                                  --                --
                                               ----------

Outstanding at September 30, 2001              15,105,218                  .94
  Granted                                      31,307,874                  .52
  Exercised                                    (1,471,250)                 .03
  Expired/cancelled                           (10,258,049)                 .91
                                               ----------

Outstanding at September 30, 2002              34,683,793                  .61
                                               ==========

                               CELSION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000


Following is additional information with respect to options and warrants outstanding at September 30, 2002:

                                               Exercise         Exercise         Exercise        Exercise
                                               Price from       Price from       Price from      Price from
                                             $.01 to $.25     $.41 to $.70     $.71 to $1.50   $1.50 to $5.00
                                             ------------     ------------     -------------   --------------
Outstanding at September 30, 2002:
   Number of options/warrants                   6,279,226       22,500,497       5,058,070       846,000
   Weighted average exercise price                $ .06            $ .60           $ .94         $3.12
   Weighted average remaining contractual
     life in years                                 3.72             5.01            6.36          3.44

Exercisable at September 30, 2002:
   Number of options/warrants                   6,279,226       20,118,832       3,044,737       846,000
   Weighted average exercise price                $ .06            $ .60           $1.01         $3.12


         Option Repricing
         ----------------

         On  March  29,  2002,  in  order  to  provide   meaningful   continuing
stock-based incentives for members of management, and in recognition of the decline in the market price of the Company's Common Stock, the Compensation Committee of the Board of Directors approved the cancellation of options to purchase a total of 3,625,000 shares of Common Stock held by certain key executives and issued new options to purchase a total of 3,150,000 shares, resulting in a net decrease of options to purchase 475,000 shares. The cancelled options had been issued to the Company's executives pursuant to their respective employment contracts at exercise prices in excess of the current market price of the Company's Common Stock. These options consisted of certain options vested at the time of cancellation, as well as options with vesting dates through April of 2003, and with expiration dates through April of 2011. The new options consist of currently vested compensatory options, bonus options, one-third of which are currently vested and the remainder of which vest on March 31, 2003 and 2004, and performance-based awards that vest, if at all, upon achievement, by the Company, of certain specified milestones, all of which expire in May of 2012. All of the new options were issued pursuant to the Company's 2001 Stock Option Plan, at exercise prices at or in excess of the market price for the common stock on the date of grant. The Company will account for the repriced options using variable accounting under FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25. Consequently, during each reporting period the Company will record compensation expense relating to the vested portion of the repriced options to the extent that the fair market value of the Company's Common Stock exceeds the exercise price of such options. During the year ended September 30, 2002 the Company did not record any compensation expense of this kind.

         During the year ended September 30, 2002, the Company entered into agreements with consultants in which the consultants received stock options in exchange for services. The fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.0%, expected volatility of 50%; expected option life 5 years from vesting and an expected dividend yield of 0%. As a result of these agreements expense of $259,171 was recognized in the year ended September 30, 2002.

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), but applies Accounting Principles Board Opinion No. 25 and related interpretations. No compensation expense related to the granting of stock options to employees or directors was recorded during the three years ended September 30, 2002. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001 and 2000: risk-free interest rate of 5.27%, 4.77% and 6.54% for 2002, 2001 and 2000, respectively; expected volatility of 78%; expected option life of 3 to 5 years from vesting and an expected dividend yield of 0%. If the Company had elected to recognize expense based on the fair value at the grant dates consistent with the method prescribed

                               CELSION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000


by SFAS No. 123, net loss and loss per share would have been changed to the pro forma amounts as follows:

                                                                      Year Ended September 30,
                                                            2002                 2001                2000
                                                       ---------------      --------------      -------------
              Net loss attributable
                  to common stockholders                $(11,123,932)         $(7,834,189)       $(5,356,215)
              Net loss per common share - basic                 (.13)                (.11)              (.09)

8. LICENSE AGREEMENTS AND PROPRIETARY RIGHTS

         The Company does not own any patents but has three United States patents pending, two of which have been filed internationally. Two of the three pending United States patent applications are directed to the BPH treatment system with the third directed to our breast cancer treatment.

         Through the Company's license agreements with Massachusetts Institute of Technology ("MIT") MMTC, Inc., Duke University ("Duke") and Sloan-Kettering, the Company has exclusive rights, within defined fields of use of nine United States patents. Three of these patents relate to the treatment of BPH, four relate to thermotherapy for cancer, one relates to heat-sensitive liposomes and one relates to gene therapy.

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

         In 1996, the Company entered into a patent license agreement with MIT, pursuant to which the Company obtained exclusive rights to use of MIT's patented APA technology in conjunction with application of heat to breast tumor conditions, the application of heat to prostate conditions and all other medical uses. MIT has retained certain rights in the licensed technology for non-commercial research purposes. MIT's technology has been patented in the United States and MIT has patents pending for its technology in China and Europe. The term of the Company's exclusive rights under the MIT license agreement expires on the earlier of ten years after the first commercial sale of a product using the licensed technology or October 24, 2009, but the rights continue on a non-exclusive basis for the life of the MIT patents.

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

                               CELSION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000


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

              The Company entered into a license agreement with Sloan-Kettering in 2000 by which we obtained exclusive rights to Sloan-Kettering's United States patent and to patents that Sloan-Kettering may receive in the future for its heat-sensitive gene therapy in Japan, Canada and Europe, where it has patent applications pending. Rights under the agreement with Sloan-Kettering will terminate at the later of 20 years after the date of the agreement or the last expiration date of any patent rights covered by the agreement.

9. LITIGATION SETTLEMENT

         During the year ended September 30, 2002, the Company settled litigation with a former director and a related investment group (the "Group") related to the issuance of common stock warrants. In settlement of this litigation the Company agreed to pay the lesser of certain legal costs or $265,000 and to adjust the exercise price of 6,325,821 warrants originally issued to the Group. Expense related to this settlement totaled $741,724 and is included in selling, general and administrative expenses for the year ended September 30, 2002.

10. COMMITMENTS AND CONTINGENCIES

         Lease Commitments
         -----------------

         The Company has entered into a lease for their facilities located in Columbia, Maryland. Future minimum lease obligations are as follows:

                         2003                    $ 302,779
                         2004                      311,789
                         2005                      239,018
                    Thereafter                        --

         Rent expense for the years ended September 30, 2002, 2001 and 2000 was $359,206, $227,961 and $70,848, respectively.

                               CELSION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000


         Rental Income

         In July 2001, the Company began subleasing some of its office/warehouse space to an unrelated party. The Company rented this space for three months in each of the years ended September 30, 2002 and 2001, generating $38,289 and $45,609, respectively. The sublease ended January 1, 2002 and since that time no other sublease has been signed.

         Product Liability Insurance

         The Company's business exposes it to potential product liability risks which are inherent in the testing, manufacturing, and marketing of human therapeutic products. The Company presently has product liability insurance limited to $5,000,000 per incident, and, if the Company was to be subject to a claim in excess of such coverage and such claim succeeded, the Company would be required to pay such claim out of its own limited resources.

11. CONCENTRATIONS OF CREDIT RISK

         As of September 30, 2002, the Company has a concentration of credit represented by cash balances in one large commercial bank in amounts which exceed current federal deposit insurance limits. The financial stability of this institution is continually reviewed by senior management.

12. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                     First           Second         Third         Fourth
                                                    Quarter          Quarter       Quarter        Quarter
                                                   -----------    -----------    -----------    -----------
Gross profit on sales                              $      --      $      --      $      --      $      --
General and administrative expenses                   (541,247)    (1,521,682)      (987,306)    (1,304,221)
Research and development expenses                   (1,123,221)    (1,759,775)    (1,646,710)      (474,981)
Other income/expense                                    11,060       (459,800)        11,154         45,647
                                                   -----------    -----------    -----------    -----------

Net loss                                           $(1,653,408)   $(3,741,257)   $(2,622,862)   $(1,733,555)
                                                   ===========    ===========    ===========    ===========

Net loss per share - basic and diluted             $      (.02)   $      (.04)   $      (.03)   $      (.03)
                                                   ===========    ===========    ===========    ===========