Form 10-K/A
period 2002-09-30
CELSION CORP
filed 2003-01-28
CIK 749647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       ON
                                   FORM 10-K/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________to _________

                        Commission file number 000-14242

                               CELSION CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              DELAWARE                                   52-1256615
   ---------------------------------                ------------------------
     State or Other Jurisdiction                       (I.R.S.  Employer
   of Incorporation or Organization                   Identification No.)

      10220-I OLD COLUMBIA ROAD
         COLUMBIA, MARYLAND                                  21046-1705
 ----------------------------------------            -----------------------
 (Address of Principal Executive Offices)                    (Zip Code)

                                 (410) 290-5390
       -------------------------------------------------------------------
               Registrant's telephone number, including area code

ecurities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
           Title of Each Class                        on Which Registered
--------------------------------------               ---------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE                AMERICAN STOCK EXCHANGE
--------------------------------------               ---------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                                 Not Applicable
    -------------------------------------------------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any further amendment to this Form 10-K/A. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

         As of December 26, 2002, 96,492,556 shares of the Registrant's Common Stock were issued and outstanding. As of December 26, 2002, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $38,188,207, based on the closing price for the Registrant's Common Stock on that date as quoted on the American Stock Exchange.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Definitive Proxy Statement in connection with its Annual Meeting of Stockholders, scheduled for February 18, 2003, filed with the Securities and Exchange Commission on January 10, 200, are incorporated by this reference into Part III hereof, as indicated herein.

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

         Pre-clinical animal studies have demonstrated that a natural "stent," or reinforced opening, in the urethra forms after the combined heat plus compression treatment. Also, the BPH system's relatively low temperature (43 degrees C to 45 degrees C) (109 degrees F to 113 degrees F) appears to be sufficient to kill prostatic cells surrounding the urethra wall, thereby creating space for the enlargement of the urethra opening. However, the temperature is not high enough to cause swelling in the urethra.

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

         Celsion does not plan to develop an internal sales and marketing capability for its BPH business. Rather, Celsion intends to enter into a strategic alliance with a larger medical products company regarding the sales, supply and distribution of its Microwave Uretheroplasty(TM) treatment system. Such a strategic relationship should allow Celsion to maintain its focus on its core development activities while leveraging its sales force infrastructure and marketing expertise. To this end, effective January 21, 2003, Celsion entered in to a Distribution Agreement with Boston Scientific Corporation, pursuant to which Celsion has granted Boston Scientific exclusive rights to market and distribute the Microwave BPH 800 Urethroplasty(TM) System and its component parts for the treatment BPH in all territories other than China, Taiwan, Hong Kong, Macao, Mexico and Central and South America. Additional information relating to Celsion's strategic partnership with Boston Scientific appears in our Current Report on Form8-K filed with the Securities and Exchange Commission on January 22, 2003.

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

                             2003             $ 302,779
                             2004              $311,789
                             2005              $239,018

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

                                                                        High             Low
          FISCAL YEAR ENDED SEPTEMBER 30, 2001
                First Quarter (October 1 - December 31, 2000)          $   2.19      $  0.75
                Second Quarter (January 1 - March 31, 2001)            $   3.75      $  0.94
                Third Quarter (April 1 - June 30, 2001)                $   1.25      $  0.60
                Fourth Quarter (July 1 - September 30, 2001)           $   0.85      $  0.40

          FISCAL YEAR ENDED SEPTEMBER 30, 2002
                First Quarter (October 1 - December 31, 2001)          $   0.68      $  0.40
                Second Quarter (January 1 - March 31, 2002)            $   0.98      $  0.59
                Third Quarter (April 1 - June 30, 2002)                $   0.80      $  0.40
                Fourth Quarter (July 1 - September 30, 2002)           $   0.53      $  0.34

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


                                                                          YEAR ENDED SEPTEMBER 30,
                                                 1998          1999            2000            2001             2002
                                            ------------    ------------    ------------    ------------    ------------
STATEMENT OF OPERATIONS DATA:

Revenues:

     Product Sales (Net)                    $    174,182    $       --      $      3,420    $       --      $       --

     Research  and development contracts            --              --              --              --              --
                                            ------------    ------------    ------------    ------------    ------------

Total revenues                                   174,182           3,420

Cost of sales                                    136,500            --               246            --              --
                                            ------------    ------------    ------------    ------------    ------------

Gross profit on product sales                     37,682            --             3,174            --              --
                                            ------------    ------------    ------------    ------------    ------------

Other costs and expenses:

     Selling, general and  administrative      2,515,822       1,371,161       2,662,623       3,211,625       4,833,005

     Research and development                  1,534,872       1,019,941       2,238,292       4,075,249       5,004,687
                                            ------------    ------------    ------------    ------------    ------------


Total operating expenses                       4,050,694       2,391,102       4,900,915       7,286,874       9,837,692
                                            ------------    ------------    ------------    ------------    ------------

(Loss) from operations                        (4,013,012)     (2,391,102)     (4,897,741)     (7,286,874)     (9,837,692)
                                            ------------    ------------    ------------    ------------    ------------

Other income (expense)                            11,870          15,744            --            45,609
                                                                                                                  38,289

Interest income (expense)                       (199,346)        (60,834)        350,526         318,038          48,321
                                            ------------    ------------    ------------    ------------    ------------

Net (loss)                                  $ (4,200,488)   $ (2,436,192)   $ (4,547,215)   $ (6,923,227)   $ (9,751,082)
                                            ============    ============    ============    ============    ============

Net loss per share                          $      (0.12)   $      (0.05)   $      (0.08)   $      (0.10)   $      (0.12)
                                            ============    ============    ============    ============    ============

Weighted average shares outstanding           34,867,001      45,900,424      59,406,921      72,249,920      87,257,672


                                                                           AS OF SEPTEMBER 30,
                                                1998           1999            2000            2001             2002
                                            ------------    ------------    ------------    ------------    ------------
BALANCE SHEET DATA:

Cash and cash equivalents                    $     54,920    $  1,357,464    $  8,820,196    $  2,510,136    $    928,819

Working Capital                                (2,000,351)        906,926       8,509,173       2,388,900         735,216

Total Assets                                      330,738       1,558,684       9,117,821       2,956,861       2,291,449

Long-term debt, less current maturities              --              --              --            15,203            --

Redeemable preferred stock:

  Series A 10% Convertible Preferred Stock           --              --         5,176,000       1,099,584       1,130,500

  Series B 8% Convertible Preferred Stock            --              --              --              --         1,396,285

Accumulated deficit                           (19,464,010)    (21,900,202)    (26,770,917)    (33,928,781)    (43,820,081)

Total stockholders' equity (deficit)           (1,851,067)      1,037,125       8,726,429       2,669,217       1,516,490


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Certain of the statements contained in this Annual Report on Form 10-K/A, including certain in this section, are forward-looking. In addition, from time to time we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, unforeseen changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing, capital structure, and other financial items; changes in approaches to medical treatment; introduction of new products by others; possible acquisitions of other technologies, assets or businesses; possible actions by customers, suppliers, strategic partners, potential strategic partners, competitors and regulatory authorities, as well as those listed under "Risk Factors" below and elsewhere in this Annual Report on Form 10-K/A. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative of such terms or other comparable terminology. Forward-looking statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors." Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements, or for updating such statements after the date hereof.

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

         Our available cash on hand is sufficient to fund our activities through December 31, 2002. Subsequent to December 30, 2002, we received further funding through a private placement of $425,000 and issuance of a note in the amount of $500,000 which funds will be sufficient to fund operations through February 2003. On January 21, 2003, Celsion reached an agreement with Boston Scientific Corporation under which Boston Scientific will market and distribute the Company's BPH treatment system. In connection with this agreement Boston Scientifc purchased $5 million of Celsion Common Stock and agreed to invest a further $10 million in a combination equity and licensing fees upon Celsion meeting certain milestones. The initial investment will be sufficient to repay the $500,000 note and to fund the Company's operations through the end of fiscal year 2003 and further investments will contribute to Celsion's funding requirements for the future. Our dependence on raising additional capital will continue at least until we are able to begin marketing our new technologies. Our future capital requirements and the adequacy of our financing depend upon numerous factors, including the successful commercialization of our Microwave Uretheroplasty(TM) and breast cancer treatment systems, progress in product development efforts, progress with pre-clinical studies and clinical trials, the cost and timing of production arrangements, the development of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing intellectual property rights, competing technological and market developments and the development of strategic alliances for the marketing of our products. We will be required to obtain such funding through equity or debt financing, strategic alliances with corporate partners and others, or through other sources not yet identified. We do not have any committed sources of financing, and cannot guarantee that additional funding will be available in a timely manner, on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through unfavorable arrangements with partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets or which otherwise may be materially unfavorable to us. Furthermore, if we cannot fund our ongoing development and other operating requirements, particularly those associated with our obligation to conduct clinical trials under our licensing agreements, we will be in breach of our commitments under these licensing agreements and could therefore lose our license rights, which could have material adverse effects on our business.

RISK FACTORS

         Among numerous risk factors that may affect our future performance and our ability to achieve profitable operations are the following:

         WE HAVE A HISTORY OF SIGNIFICANT LOSSES AND EXPECT TO CONTINUE SUCH LOSSES FOR THE FORESEEABLE FUTURE.
--------------------------------------------------------------------------------
         Since Celsion's inception in 1982, our expenses have substantially exceeded our revenues, resulting in continuing losses and an accumulated deficit of $43,820,081 at September 30, 2002, including losses of $6,923,227 for the fiscal year ended September 30, 2001 and $9,751,082 for the fiscal year ended September 30, 2002. Because we presently have no revenues and are committed to continuing our product research, development and commercialization programs, we will continue to experience significant operating losses unless and until we complete the development of new products and these products have been clinically tested, approved by the FDA and successfully marketed. We have funded our operations primarily through the sale of Celsion's securities and have limited working capital for our product research, development, commercialization and other activities.

         WE DO NOT EXPECT TO GENERATE SIGNIFICANT REVENUE FOR THE FORESEEABLE FUTURE.
--------------------------------------------------------------------------------
         We marketed and sold our original microwave thermotherapy products, which produced modest revenues from 1990 to 1994, but ceased marketing these products in 1995. We have devoted our resources in ensuing years to developing a new generation of thermotherapy and other products, but cannot market these products unless and until we have completed clinical testing and obtained all necessary governmental approvals. Accordingly, we have no current source of revenues, much less profits, to sustain our present operations, and no revenues will be available unless and until our new products are clinically tested, approved by the FDA and successfully marketed. We cannot guarantee that any or all of our products will be successfully tested, approved by the FDA or marketed, successfully or otherwise, at any time in the foreseeable future or at all.

         OUR MICROWAVE HEAT THERAPY TECHNOLOGY IS STILL UNDERGOING CLINICAL TESTING AND MAY NOT ACHIEVE SUFFICIENT ACCEPTANCE BY THE MEDICAL COMMUNITY TO SUSTAIN OUR BUSINESS.
--------------------------------------------------------------------------------
         To date, microwave heat therapy has not been widely accepted in the United States medical community as an effective treatment for BPH or for cancer treatment, with or without the concurrent use of radiation. We believe that this is primarily due to the inability of earlier technology adequately to focus and control heat directed at specific tissue locations and to conclusions that were drawn from a widely publicized study by the Radiation Oncology Therapy Group that purported to show that thermotherapy in conjunction with radiation was only marginally effective. Subsequent to the publication of that study, the Health Care Financing Administration, a HCFA (now known as the Centers for Medicare and Medicaid Services, or CMS) established a low medical reimbursement rate for all thermotherapy equipment designed to be used in conjunction with radiation. While management believes that our new technology is capable of overcoming the limitations of the earlier technology, the medical community may not embrace the perceived advantages of our "adaptive phased array," or APA, focused heat therapy without more extensive testing and clinical experience than we will be able to provide. To date, we have completed and submitted to the FDA only Phase I clinical trials of our Microwave Uretheroplasty(TM) treatment system, although we have completed patient treatments in our Phase II trials. Our PMA application is being submitted on a modular basis, consisting of three separate filings: a manufacturing module, a pre-clinical module and a module consisting of 12-month patient follow-up data. The first two out of three modules were submitted in November 2001 and we expect to submit the remaining module after the 12-month patient follow-up data has been collected and the first two modules have been cleared by the FDA. The manufacturing module has been cleared, we anticipate that the FDA will clear the pre-clinical module in the near future and we have completed collection of the 12-month patient follow-up data. Therefore, we presently anticipate that we will submit the third module early in 2003. Our new breast cancer treatment technology is currently in Phase II trials. Our technology may not prove as effective in practice as we anticipate based on testing to date. If further testing and clinical practice do not confirm the safety and efficacy of our technology or, even if further testing and practice produce positive results but the medical community does not view this new form of heat therapy as effective and desirable, our efforts to market our new products may fail, with material adverse consequences to our business. We intend to petition CMS for a new reimbursement code for our breast cancer treatment. The success of our business model depends significantly upon our ability to petition successfully for favorable reimbursement codes. However, we cannot offer any assurances as to when, if ever, CMS may act on our request to establish a reimbursement code for our breast cancer treatment system. In addition, there can be no assurance that the reimbursement level established for our breast cancer treatment system, if established, will be sufficient for us to carry out our business plan effectively.

         IF WE ARE NOT ABLE TO OBTAIN NECESSARY FUNDING, WE WILL NOT BE ABLE TO COMPLETE THE DEVELOPMENT, TESTING AND COMMERCIALIZATION OF OUR TREATMENTS AND PRODUCTS.
--------------------------------------------------------------------------------

         We will need substantial additional funding in order to complete the development, testing and commercialization of our BPH and breast cancer treatment systems and heat-activated liposome and cancer repair inhibitor products, as well as other potential new products. We expended approximately $9,359,311 in the 12 months ending September 30, 2002. As of that date, we had available a total of approximately $928,900 to fund additional expenditures. On October 15, 2002, Celsion completed a private placement resulting in net proceeds of approximately $748,000 and, on November 12, 2002, Celsion completed a private placement generating approximately $300,000 in net proceeds. Our available cash on hand is sufficient to fund our activities through December 31, 2002, although since December 30, 2002 we received further funding through a private placement of $425,000 and issuance of a note in the amount of $500,000, which funds will be sufficient to fund operations through February 2003. On January 21, 2003, Celsion reached an agreement with Boston Scientific Corporation under which Boston Scientific will market and distribute the Company's BPH treatment system. In connection with this agreement Boston Scientifc purchased $5 million of Celsion Common Stock and agreed to invest a further $10 million in a combination of equity and licensing fees upon Celsion meeting certain milestones. The initial investment will be sufficient to repay the $500,000 note and fund operations through the end of fiscal year 2003 and further investments will contribute to Celsion's funding requirements for the future. In addition, it is our current intention both to increase the pace of development work on our present products and to make a significant commitment to our heat-activated liposome and cancer repair inhibitor research and development projects. The increase in the scope of present development work and the commitment to these new projects, as well as our ongoing activities, will require additional external funding, at least until we are able to begin marketing our products and to generate sufficient cash flow from the sale of those products to support our continued operations.

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

         OUR BUSINESS IS SUBJECT TO NUMEROUS AND EVOLVING STATE, FEDERAL AND FOREIGN REGULATIONS AND WE MAY NOT BE ABLE TO SECURE THE GOVERNMENT APPROVALS NEEDED TO DEVELOP AND MARKET OUR PRODUCTS.
--------------------------------------------------------------------------------
         Our research and development activities, pre-clinical tests and clinical trials, and ultimately the manufacturing, marketing and labeling of our products, all are subject to extensive regulation by the FDA and foreign regulatory agencies. Pre-clinical testing and clinical trial requirements and the regulatory approval process typically take years and require the expenditure of substantial resources. Additional government regulation may be established that could prevent or delay regulatory approval of our product candidates. Delays or rejections in obtaining regulatory approvals would adversely affect our ability to commercialize any product candidates and our ability to generate product revenues or royalties.

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

         OUR BUSINESS DEPENDS ON LICENSE AGREEMENTS WITH THIRD PARTIES TO PERMIT US TO USE PATENTED TECHNOLOGIES. THE LOSS OF ANY OF OUR RIGHTS UNDER THESE AGREEMENTS COULD IMPAIR OUR ABILITY TO DEVELOP AND MARKET OUR PRODUCTS.
--------------------------------------------------------------------------------
         Currently, we have nine utility patents pending in the United States Patent & Trademark Office. One application directed to our breast cancer treatment and another application directed to our Microwave Uretheroplasty(TM) treatment for BPH have been allowed and should issue as United States patents within the next few months. We have filed international applications with respect to the above technologies in various countries including Japan, China, Europe, and Canada. Three additional U.S. utility applications are on file directed to various features of our breast cancer treatment and three additional applications are on file directed to different features of our thermotherapy treatment of BPH. The ninth application on file is directed to our deep tumor therapy treatment. However, even when our pending applications mature into United States patents, our business will still depend on license agreements that we have entered into with third parties until the third parties' patents expire. We intend to file applications for international patent protections for inventions covered by our U.S. applications. However, there can be no assurance when, if ever, we will receive such international patent protection.

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

         TECHNOLOGIES FOR THE TREATMENT OF CANCER ARE SUBJECT TO RAPID CHANGE AND THE DEVELOPMENT OF TREATMENT STRATEGIES THAT ARE MORE EFFECTIVE THAN OUR THERMOTHERAPY TECHNOLOGY COULD RENDER OUR TECHNOLOGY OBSOLETE.
--------------------------------------------------------------------------------
         Various methods for treating cancer currently are, and in the future may be expected to be, the subject of extensive research and development. Many possible treatments that are being researched, if successfully developed, may not require, or may supplant, the use of our thermotherapy technology. These alternate treatment strategies include the use of radio frequency (RF), laser and ultrasound energy sources. The successful development and acceptance of any one or more of these alternative forms of treatment could render our technology obsolete as a cancer treatment method.

         WE MAY NOT BE ABLE TO HIRE OR RETAIN KEY OFFICERS OR EMPLOYEES THAT WE NEED TO IMPLEMENT OUR BUSINESS STRATEGY AND DEVELOP OUR PRODUCTS AND BUSINESSES.
--------------------------------------------------------------------------------
         Our success depends significantly on the continued contributions of our executive officers, scientific and technical personnel and consultants, and on our ability to attract additional personnel as we seek to implement our business strategy and develop our products and businesses. During our operating history, we have assigned many essential responsibilities to a relatively small number of individuals. However, as our business and the demands on our key employees expand, we have been, and will continue to be, required to recruit additional qualified employees. The competition for such qualified personnel is intense, and the loss of services of certain key personnel or our inability to attract additional personnel to fill critical positions as we implement our business strategy could adversely affect our business.

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

         OUR SUCCESS WILL DEPEND IN PART ON OUR ABILITY TO GROW AND DIVERSIFY, WHICH IN TURN WILL REQUIRE THAT WE MANAGE AND CONTROL OUR GROWTH EFFECTIVELY.
--------------------------------------------------------------------------------
         Our business strategy contemplates growth and diversification. As we add to our manufacturing, marketing, sales, research and development and other capabilities, our operating expenses and capital requirements will increase. Our ability to manage growth effectively will require that we continue to expend funds to improve our operational, financial and management controls, reporting systems and procedures. In addition, we must effectively expand, train and manage our employees. We will be unable to manage our business effectively if we are unable to alleviate the strain on resources caused by growth in a timely and successful manner. There can be no assurance that we will be able to manage our growth and a failure to do so could have a material adverse effect on our business.

         THE SUCCESS OF OUR PRODUCTS MAY BE HARMED IF THE GOVERNMENT, PRIVATE HEALTH INSURERS AND OTHER THIRD-PARTY PAYORS DO NOT PROVIDE SUFFICIENT COVERAGE OR REIMBURSEMENT.
--------------------------------------------------------------------------------
         Our ability to commercialize our thermotherapy technology successfully will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. The reimbursement status of newly approved medical products is subject to significant uncertainty. We cannot guarantee that adequate third-party insurance coverage will be available for us to establish and maintain price levels sufficient for us to realize an appropriate return on our investment in developing new therapies. Government, private health insurers and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products approved for marketing by the FDA. Accordingly, even if coverage and reimbursement are provided by government, private health insurers and third-party payors for uses of our products, market acceptance of these products would be adversely affected if the reimbursement available proves to be unprofitable for health care providers.

         WE FACE INTENSE COMPETITION AND THE FAILURE TO COMPETE EFFECTIVELY COULD ADVERSELY AFFECT OUR ABILITY TO DEVELOP AND MARKET OUR PRODUCTS.
--------------------------------------------------------------------------------
         There are many companies and other institutions engaged in research and development of thermotherapy technologies, both for prostate disease and cancer treatment products, which seek treatment outcomes similar to those that we are pursuing. In addition, a number of companies and other institutions are pursuing alternative treatment strategies through the use of microwave, infrared, radio frequency, laser and ultrasound energy sources, all of which appear to be in the early stages of development and testing. We believe that the level of interest by others in investigating the potential of thermotherapy and alternative technologies will continue and may increase. Potential competitors engaged in all areas of prostate and cancer treatment research in the United States and other countries include, among others, major pharmaceutical and chemical companies, specialized technology companies, universities and other research institutions. Substantially all of our competitors and potential competitors have significantly greater financial, technical, human and other resources, and may also have far greater experience, than do we, both in pre-clinical testing and human clinical trials of new products and in obtaining FDA and other regulatory approvals. One or more of these companies or institutions could succeed in developing products or other technologies that are more effective than the products and technologies that we have been or are developing, or which would render our technology and products obsolete and non-competitive. Furthermore, if we are permitted to commence commercial sales of any of our products, we will also be competing, with respect to manufacturing efficiency and marketing, with companies having substantially greater resources and experience in these areas.

         LEGISLATIVE AND REGULATORY CHANGES AFFECTING THE HEALTH CARE INDUSTRY COULD ADVERSELY AFFECT OUR BUSINESS.
--------------------------------------------------------------------------------
         There have been a number of federal and state proposals during the last few years to subject the pricing of health care goods and services to government control and to make other changes to the United States health care system. It is uncertain which legislative proposals, if any, will be adopted (or when) or what actions federal, state, or private payors for health care treatment and services may take in response to any health care reform proposals or legislation. We cannot predict the effect health care reforms may have on our business and we can offer no assurances that any of these reforms will not have a material adverse effect on that business.

         WE  MAY  BE  SUBJECT  TO  SIGNIFICANT   PRODUCT  LIABILITY  CLAIMS  AND
LITIGATION.
--------------------------------------------------------------------------------
         Our business exposes us to potential product liability risks inherent in the testing, manufacturing and marketing of human therapeutic products. We presently have product liability insurance limited to $5,000,000 per incident. If we were to be subject to a claim in excess of this coverage or to a claim not covered by our insurance and the claim succeeded, we would be required to pay the claim with our own limited resources, which could have a material adverse effect on our business. In addition, liability or alleged liability could harm the business by diverting the attention and resources of our management and by damaging our reputation.

         WE PRESENTLY HAVE LIMITED MARKETING AND SALES CAPABILITY AND WILL BE REQUIRED TO DEVELOP SUCH CAPABILITIES AND TO ENTER INTO ALLIANCES WITH OTHERS POSSESSING SUCH CAPABILITIES IN ORDER TO COMMERCIALIZE OUR PRODUCTS SUCCESSFULLY.
--------------------------------------------------------------------------------
         We intend to market our Microwave Uretheroplasty(TM) treatment system through a strategic alliances with a third party at such time, if any, as it is approved for commercialization by the FDA, and to market our breast cancer treatment system, if and when so approved, through such third parties. There can be no assurance that we will be able to establish sales and marketing capabilities successfully or successfully enter into third-party marketing or distribution arrangements. In addition, we have limited experience and capabilities in marketing, distribution and direct sales, although we intend to develop an effective sales and marketing capability as we pursue commercialization. We expect to incur significant additional expense in attracting, establishing and maintaining a marketing and sales force or entering into third-party marketing or distribution arrangements. Effective January 21, 2003 we entered in to a Distribution Agreement with Boston Scientific Corporation, pursuant to which Celsion has granted Boston Scientific exclusive rights to market and distribute the Microwave BPH 800 Urethroplasty(TM) System in all territories other than China, Taiwan, Hong Kong, Macao, Mexico and Central and South America. However, there can be no assurance that Boston Scientific or other third parties with which me may enter into commercialization arrangements will establish adequate sales and distribution capabilities or be successful in gaining market acceptance for our products and services. There can be no assurance that our direct sales, marketing, licensing and distribution efforts would be successful or that revenue from such efforts would exceed expenses.

         WE DEPEND ON THIRD-PARTY SUPPLIERS TO PROVIDE US WITH COMPONENTS REQUIRED FOR OUR PRODUCTS AND MAY NOT BE ABLE TO OBTAIN THESE COMPONENTS ON FAVORABLE TERMS OR AT ALL.
--------------------------------------------------------------------------------
         We are not currently manufacturing any products, but are using our facilities to assemble prototypes of the equipment for research and development purposes. We currently purchase certain specialized microwave and thermometry components and applicator materials and the catheter unit used for our Microwave Uretheroplasty(TM) equipment from single or limited source suppliers because of the small quantities involved. While we have not experienced any significant difficulties in obtaining these components, the loss of an important current supplier could require that we obtain a replacement supplier, which might result in delays and additional expense in being able to make prototype equipment available for clinical trials and other research purposes. In addition, inasmuch as we expect to manufacture our Microwave Uretheroplasty(TM) equipment at least for some period subsequent to FDA approval and the commencement of commercialization, such manufacturing and commercialization also could be delayed. In addition, in the event that we succeed in marketing our products, we intend to use outside contractors to supply components and the Microwave Uretheroplasty(TM) catheter, and may use such contractors to assemble finished equipment in the future, which could cause us to become increasingly dependent on key vendors.

         WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT INTEND TO DO SO FOR THE FORESEEABLE FUTURE.
--------------------------------------------------------------------------------
         We have never paid cash dividends and do not anticipate paying cash dividends on our Common Stock or Preferred Stock in the foreseeable future. Therefore, our stockholders cannot achieve any degree of liquidity with respect to their shares of Common Stock except by selling such shares.

         THE EXERCISE OR CONVERSION OF OUR OUTSTANDING OPTIONS, WARRANTS AND CONVERTIBLE PREFERRED STOCK COULD RESULT IN SIGNIFICANT DILUTION OF OWNERSHIP INTERESTS IN OUR COMMON STOCK OR OTHER CONVERTIBLE SECURITIES.
--------------------------------------------------------------------------------
         Options and Warrants. As of September 30, 2002, we had outstanding and exercisable warrants and options to purchase a total of 30,288,795 shares of our Common Stock at exercise prices ranging from $0.01 to $5.00 per share (and a weighted average exercise price of approximately $0.60 per share). We also had outstanding but unexercisable and unvested options to purchase a total of 4,394,998 shares of our Common Stock at exercise prices ranging from $0.50 to $1.36 per share. Some of the exercise prices are below the current market price of our Common Stock, which has ranged from a low of $0.36 to a high of $0.46 over the 20 trading days ending September 30, 2002. If holders choose to exercise such warrants and options at prices below the prevailing market price for the Common Stock, the resulting purchase of a substantial number of shares of our Common Stock would have a dilutive effect on our stockholders and could adversely affect the market price of our issued and outstanding Common Stock and convertible securities. In addition, holders of these options and warrants who have the right to require registration of the Common Stock under certain circumstances and who elect to require such registration, or who exercise their options or warrants and then satisfy the one-year holding period and other requirements of Rule 144 of the Securities Act, will be able to sell in the public market some or all of their shares of Common Stock purchased upon such exercise.

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

          IF THE PRICE OF OUR SHARES REMAINS LOW OR OUR FINANCIAL CONDITION CONTINUES TO DETERIORATE, WE MAY BE DELISTED BY THE AMERICAN STOCK EXCHANGE AND BECOME SUBJECT TO SPECIAL RULES APPLICABLE TO LOW PRICED STOCKS.
--------------------------------------------------------------------------------
         Our  Common  Stock  currently  trades on The  American  Stock  Exchange
(Amex). The Amex, as a matter of policy, will consider the suspension of trading in, or removal from listing of, any stock when, in the opinion of the Amex, (i) the financial condition and/or operating results of an issuer appear to be unsatisfactory; (ii) it appears that the extent of public distribution or the aggregate market value of the stock has become so reduced as to make further dealings on the Amex inadvisable; (iii) the issuer has sold or otherwise disposed of its principal operating assets; or (iv) the issuer has sustained losses which are so substantial in relation to its overall operations or its existing financial condition has become so impaired that it appears questionable, in the opinion of the Amex, whether the issuer will be able to continue operations and/or meet its obligations as they mature. For example, the Amex will consider suspending dealings in or delisting the stock of an issuer if the issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years or for other reasons. Another instance where the Amex would consider suspension or delisting of a stock is if the stock has been selling for a substantial period of time at a low price per share and the issuer fails to effect a reverse split of such stock within a reasonable time after being notified that the Amex deems such action to be appropriate. We have sustained net losses for our last five fiscal years (and beyond) and our Common Stock has been trading at relatively low prices. Therefore, our Common Stock could be at risk for delisting by the Amex.

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

         OUR STOCK IS THINLY TRADED. THEREFORE INVESTORS MAY FIND IT DIFFICULT TO SELL THEIR SHARES.
--------------------------------------------------------------------------------
         While our Common Stock is listed on The American Stock Exchange, the volume of trading historically has been relatively light. Further, there can be no assurance that the market in our shares will be sustained in the future. Therefore, there can be no assurances that stockholders will be able to sell their shares at the time or price that they desire or at all or that stockholders will be able to achieve liquidity as desired.

         OUR STOCK PRICE COULD BE VOLATILE.
--------------------------------------------------------------------------------
         Market prices for our Common Stock and the securities of other medical, high technology companies have been volatile. Factors such as announcements of technological innovations or new products by us or by our competitors, government regulatory action, litigation, patent or proprietary rights developments and market conditions for medical and high technology stocks in general can have a significant impact on the market for our Common Stock.

         ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL.
--------------------------------------------------------------------------------
         Our Certificate of Incorporation and Bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable by authorizing the issuance of "blank check" preferred stock. In addition, our classified Board of Directors may discourage such transactions by increasing the amount of time necessary to obtain majority representation on the Board. Certain other provisions of our Bylaws and of Delaware law may also discourage, delay or prevent a third party from acquiring or merging with us, even if such action were beneficial to some, or even a majority, of our stockholders. We also have adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of Common Stock to stockholders of record as of August 6, 2002. When it becomes exercisable, each right entitles the registered holder to purchase from Celsion one ten-thousandth of a share of Series C Junior Participating Preferred Stock, par value $0.01 per share, or Series C Preferred Stock, at a price of $4.46 per one ten-thousandth (1/10,000) of a share of Series C Preferred Stock, subject to adjustment. Under certain circumstances, if a person or group acquires 15% or more of our outstanding Common Stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $4.46 exercise price, shares of our Common Stock or of any company into which we are merged having a value of $8.92. The rights expire on August 15, 2012, unless earlier redeemed by our Board of Directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, our rights plan also could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding such acquisition.

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

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS

         The information required by this item is incorporated by reference to the information set forth under the captions "Directors and Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange At of 1934, as Amended" in Celsion's Definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held on February 18, 2003, filed with the Securities and Exchange Commission on January 10, 2003.

ITEM 11.        EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the information set forth under the caption "Executive
Compensation" in Celsion's Definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held on February 18, 2003, filed with the Securities and Exchange Commission on January 10, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


                                              Equity Compensation Plan Information

                                                                                           Number of securities
                                                                                         remaining available for
                                Number of securities to         Weighted-average          future issuance under
                                be issued upon exercise        exercise price of        equity compensation plans
                                of outstanding options,       outstanding options,        (excluding securities
                                  warrants and rights         warrants and rights        reflected in column (a))
        Plan category                     (a)                         (b)                          (c)
---------------------------   ----------------------------  --------------------------------------------------------
Equity compensation plans             7,952,125(1)                   $0.71                      2,439,375
approved by security holders
Equity compensation plans            12,381,601                      $0.58                        - (2)
not approved by security
holders
                               ---------------------------  -------------------------  -----------------------------
            Total                      20,333,726                    $0.63                    2,439,375 (2)
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

(2) Certain of the securities exercisable to purchase Common Stock set forth in column (a) of this row have price protection or antidilution rights that entitle the holders to reduce the exercise price of such securities if the Company issues additional stock, options, warrants or other convertible securities below the exercise price of the subject securities.


         Certain of the information required by this item is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in Celsion's Definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held on February 18, 2003, filed with the Securities and Exchange Commission on January 10, 2003.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         The information required by this item is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in Celsion's Definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held on February 18, 2003, filed with the Securities and Exchange Commission on January 10, 2003.

ITEM 14.   CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
1934) as of an evaluation date within 90 days prior to the filing date of this Annual Report on Form 10-K/A. Based on this evaluation, they have concluded that, as of the evaluation date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that Celsion files or submits under the Exchange Act is recorded, processed, summarized and reported in a timely manner. Since the evaluation date referred to above, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K



         1.       FINANCIAL STATEMENTS

         The following is a list of the financial statements of Celsion Corporation filed with this Annual Report on Form 10-K/A, together with the report of our independent public accountants.

                                TITLE OF DOCUMENTS                   PAGE NO.
                -------------------------------------------------   ----------
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

         3.       EXHIBITS

        .The following documents are included as exhibits to this report:

         EXHIBIT NO.
                                                       DESCRIPTION

         3.1.1 Certificate of Incorporation of Celsion (the "Company"), as amended, incorporated herein by reference to Exhibit
                       3.1.1 to the Annual Report on Form 10-K of the Company for the Year Ended September 30, 2002.

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

         10.17      *  Amended  and  Restated  Executive   Employment  Agreement
                       between the Company and  Augustine Y.  Cheung,  effective
                       January  1, 2000,  incorporated  herein by  reference  to
                       Exhibit  10.17 to the  Annual  Report on Form 10-K of the
                       Company for the Year Ended September 30, 2002.

         10.18      *  Amended  and  Restated  Executive   Employment  Agreement
                       between the Company and John Mon, effective June 8, 2000, incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K of the Company for the Year
                       Ended September 30, 2002.

         10.19      *  Amended  and  Restated  Executive   Employment  Agreement
                       between the Company and Dennis Smith, dated effective May
                       19,  2000,  incorporated  herein by  reference to Exhibit
                       10.19 to the Annual Report on Form 10-K of the Company for the Year Ended September 30, 2002.

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

         10.25 Amendment dated May 23, 2002 to the Patent License Agreement between the Company and Massachusetts Institute of Technology dated October 17, 1997, incorporated herein by reference to Exhibit 10.25 to the Annual Report on Form 10-K of the Company for the Year Ended September 30, 2002. (Confidential Treatment Requested).

         10.26 Amendment dated September 17, 2002 to the License Agreement between the Company and MMTC, Inc. dated August 23, 1996, incorporated herein by reference to Exhibit
                       10.26 to the Annual Report on Form 10-K of the Company for the Year Ended September 30, 2002.

         10.27      *  Employment  Agreement  between the Company and William W.
                       Gannon, Jr. dated January 15, 2002, incorporated herein by reference to Exhibit 10.27 to the Annual Report on Form 10-K of the Company for the Year Ended September 30, 2002.

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

         10.30 Letter dated May 8, 2002, from Legg Mason Wood Walker, Incorporated ("Legg Mason") to the Company regarding retention of Legg Mason as financial advisor, incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of the Company for the Year Ended September 30, 2002.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused its annual report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CELSION CORPORATION

            January 28, 2003             By: /s/ Anthony P. Deasey
                                         -------------------------
                                         Anthony P. Deasey
                                         Chief  Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)

                                 CERTIFICATIONS

I, Augustine Y. Cheung, certify that:

         1. I have reviewed this amended annual report on Form 10-K/A of Celsion Corporation;

         2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14, for the registrant and have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and

                  c. Presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         6. The registrant's other certifying officers and I have indicated in this amended annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    January 28, 2003

By:      /s/ Augustine Y. Cheung
         --------------------------------------
         President and Chief Executive Officer

I, Anthony P. Deasey, certify that:

         1. I have reviewed this amended annual report on Form 10-K/A of Celsion Corporation;

         2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14, for the registrant and have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and

                  c. Presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         6. The registrant's other certifying officers and I have indicated in this amended annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    January 28, 2003

By:      /s/ Anthony P. Deasey
         -----------------------------------------------------
         Executive Vice President--Finance and Administration
           and Chief Financial Officer

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




/s/Stegman & Company
--------------------
Baltimore,  Maryland
November 18, 2002, except as to Notes 2
and 13, which are dated January 24, 2003

                               CELSION CORPORATION
                                 BALANCE SHEETS
                           SEPTEMBER 30, 2002 AND 2001

                                     ASSETS

                                                          2002         2001
                                                      ----------   ----------
CURRENT ASSETS:
   Cash                                               $  928,819   $2,510,136
   Accounts receivable - trade                              --          1,205
   Other receivables                                      84,493         --
   Inventories                                           449,608         --
   Prepaid expenses                                       47,255         --
   Other current assets                                     --        150,000
                                                      ----------   ----------

           Total current assets                        1,510,175    2,661,341
                                                      ----------   ----------


PROPERTY AND EQUIPMENT - at cost:
   Furniture and office equipment                        311,481      229,643
   Laboratory and shop equipment                          89,354       87,193
                                                      ----------   ----------
                                                         400,835      316,836
     Less accumulated depreciation                       190,658      127,556
                                                      ----------   ----------

           Net value of property and equipment           210,177      189,280
                                                      ----------   ----------


OTHER ASSETS:
   Deposits23,622                                         29,537
   Prepaid inventory development costs                   486,602         --
   Patent licenses (net of accumulated amortization
     of $129,077 and $113,247 in 2002 and 2001,
     respectively)                                        60,873       76,703
                                                      ----------   ----------

           Total other assets                            571,097      106,240
                                                      ----------   ----------

           TOTAL ASSETS                               $2,291,449   $2,956,861
                                                      ==========   ==========



                            See accompanying notes.


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              2002            2001
                                                          ------------    ------------
CURRENT LIABILITIES:
   Accounts payable - trade                               $    494,650    $    145,520
   Other accrued liabilities                                   280,309         126,921
                                                          ------------    ------------

           Total current liabilities                           774,959         272,441

LONG-TERM LIABILITIES - Security deposit                          --            15,203
                                                          ------------    ------------

           Total liabilities                                   774,959         287,644
                                                          ------------    ------------

STOCKHOLDERS' EQUITY:
   Common stock - $.01 par value; 150,000,000
     shares authorized,  92,417,556 and
     76,876,761 shares issued and outstanding
     for 2002 and 2001,  respectively                          924,176         768,768
   Series A 10% Convertible Preferred Stock, $1,000
     par value, 7,000 shares authorized, 1,131 and
     1,099 shares issued and outstanding for 2002
     and 2001, respectively                                  1,130,500       1,099,584
   Series B 8% Convertible Preferred Stock, $1,000
     par value; 5,000 shares authorized, 1,591 and zero
     shares issued and outstanding for 2002 and 2001,
     respectively                                            1,396,285            --
   Additional paid-in capital                               41,885,610      34,729,646
   Accumulated deficit                                     (43,820,081)    (33,928,781)
                                                          ------------    ------------

           Total stockholders' equity                        1,516,490       2,669,217
                                                          ------------    ------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  2,291,449    $  2,956,861
                                                          ============    ============

                            See accompanying notes.


                               CELSION CORPORATION

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000


                                             2002            2001             2000
                                         ------------    ------------    ------------

REVENUES:
   Equipment sales and parts             $       --      $       --      $      3,420
   Returns and allowances                        --              --              --
                                         ------------    ------------    ------------


           Total revenues                        --              --             3,420

COST OF SALES                                    --              --               246
                                         ------------    ------------    ------------

GROSS PROFIT                                     --              --             3,174
                                         ------------    ------------    ------------

OPERATING EXPENSES:
   Selling, general and administrative      4,833,005       3,211,625       2,662,623
   Research and development                 5,004,687       4,075,249       2,238,292
                                         ------------    ------------    ------------

           Total operating expenses        (9,837,692)     (7,286,874)     (4,900,915)
                                         ------------    ------------    ------------

INTEREST INCOME                                48,321         318,038         350,526

RENTAL INCOME                                  38,289          45,609            --
                                         ------------    ------------    ------------

NET LOSS                                   (9,751,082)     (6,923,227)     (4,547,215)

BENEFICIAL CONVERSION FEATURE
   AND DIVIDENDS ON PREFERRED STOCK          (391,888)       (234,513)       (323,500)
                                         ------------    ------------    ------------

NET LOSS ATTRIBUTABLE TO COMMON
   STOCKHOLDERS                          $(10,142,970)   $ (7,157,740)   $ (4,870,715)
                                         ============    ============    ============

BASIC AND DILUTED NET LOSS PER
   COMMON SHARE                          $      (0.12)   $      (0.10)   $      (0.08)
                                         ============    ============    ============

BASIC AND DILUTED WEIGHTED AVERAGE
   NUMBER OF COMMON SHARES
   OUTSTANDING                             87,257,672      72,249,920      59,406,921
                                         ============    ============    ============




                            See accompanying notes.


                                          CELSION CORPORATION

                             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000


                                                                                 Series A
                                                                             10% Convertible
                                                    Common Stock             Preferred Stock
                                             -------------------------     --------------------
                                               Shares         Amount       Shares          Amount
                                             -----------   -----------   -----------    -----------


Balances at October 1, 1999                   53,370,498   $   533,705          --      $      --

   Sale of common stock                       10,248,544       102,485          --             --
   Issuance of warrants/options and common
     stock for payment of indebtedness and
     expenses                                    753,025         7,531          --             --
   Issuance of shares of Series A
     10% convertible, preferred stock
     (net of issuance costs)                        --            --           4,853      4,852,500
   Preferred stock dividend                         --            --             323        323,500
   Net loss                                         --            --            --             --
                                             -----------   -----------   -----------    -----------

Balances at September 30, 2000                64,372,067       643,721         5,176      5,176,000

   Sale of common stock                          510,000         5,100          --             --
   Issuance of warrants/options and common
     stock for payment of expenses               319,174         3,192          --             --
   Conversion of shares of Series A
     10% convertible, preferred stock
     plus accrued dividends                   10,514,763       105,148        (4,311)    (4,311,053)
   Exercise of common stock
     warrants and options                      1,160,757        11,607          --             --
   Preferred stock dividend                         --            --             234        234,637
   Stock compensation                               --            --            --             --
   Net loss                                         --            --            --             --
                                             -----------   -----------   -----------    -----------

Balances at September 30, 2001                76,876,761       768,768         1,099      1,099,584

   Sale of preferred and common stock         12,500,000       125,000          --             --
   Issuance of warrants/options and common
     stock for payment of expenses               507,709         5,077          --             --
   Conversion of shares of Series A 10%
     convertible, preferred stock plus
     accrued dividends                           143,836         1,438           (58)       (58,972)
   Conversion of shares of Series B 8%
     convertible, preferred stock plus
     accrued dividends                           918,000         9,180          --             --
   Exercise of common stock
     warrants and options                      1,471,250        14,713          --             --
   Preferred stock dividend                         --            --              90         89,888
   Beneficial conversion                            --            --            --             --
   Stock compensation                               --            --            --             --
   Net loss                                         --            --            --             --
                                             -----------   -----------   -----------    -----------

Balances at September 30, 2002                92,417,556   $   924,176         1,131    $ 1,130,500
                                             ===========   ===========   ===========    ===========


                            See accompanying notes.

          Series B
        8% Convertible
       Preferred Stock            Additional
----------------------------       Paid-in       Accumulated
   Shares           Amount         Capital         Deficit          Total
------------    ------------    ------------    ------------    ------------
        --      $       --      $ 22,403,622    $(21,900,202)   $  1,037,125

        --              --         7,122,893            --         7,225,378


        --              --           771,965            --           779,496


        --              --          (620,855)           --         4,231,645
        --              --              --          (323,500)           --
        --              --              --        (4,547,215)     (4,547,215)
------------    ------------    ------------    ------------    ------------

        --              --        29,677,625     (26,770,917)      8,726,429

        --              --           147,400            --           152,500

        --              --           337,690            --           340,882


        --              --         4,205,905            --              --

        --              --           (11,607)           --              --
        --              --              --          (234,637)           --
        --              --           372,633            --           372,633
        --              --              --        (6,923,227)     (6,923,227)
------------    ------------    ------------    ------------    ------------

        --              --        34,729,646     (33,928,781)      2,669,217

       2,000       2,000,000       5,454,532            --         7,579,532

        --              --           705,048            --           710,125


        --              --            57,534            --              --


        (459)       (402,375)        393,195            --              --

        --              --            34,814            --            49,527
          50          50,330            --          (140,218)           --
        --          (251,670)        251,670            --              --
        --              --           259,171            --           259,171
        --              --              --        (9,751,082)     (9,751,082)
------------    ------------    ------------    ------------    ------------

       1,591    $  1,396,285    $ 41,885,610    $(43,820,081)   $  1,516,490
============    ============    ============    ============    ============


                            See accompanying notes.


                               CELSION CORPORATION

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000



                                                              2002            2001            2000
                                                          ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $ (9,751,082)   $ (6,923,227)   $ (4,547,215)
   Noncash items included in net loss:
     Depreciation and amortization                              82,437          68,845          39,478
     Inventory valuation                                          --            13,538          17,000
     Stock option compensation                                 259,172         372,633            --
     Warrants issued for legal settlement                      476,724            --              --
     Common stock issued for operating expenses                233,401         340,758         542,745
     Loss from disposal of property and equipment                1,825            --              --
   Net changes in:
     Accounts receivable and other receivables                 (83,288)          1,102            (495)
     Inventories                                              (449,608)           --            (8,479)
     Accrued interest receivable - related parties                --             7,751          (7,751)
     Prepaid expenses                                          (47,255)         14,832         197,103
     Other current assets                                      150,000        (115,644)          4,847
     Investment in prepaid inventory
       development costs                                      (486,602)           --              --
     Accounts payable and accrued interest payable             349,130         (70,324)        (73,370)
     Accrued compensation                                         --              --           (91,009)
     Other accrued liabilities                                 153,388          66,275          60,681
                                                          ------------    ------------    ------------

              Net cash used in operating activities         (9,111,758)     (6,223,461)     (3,866,465)
                                                          ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in deposits                               5,915         (21,952)           --
   (Decrease) increase in security deposit liability           (15,203)         15,203            --
   Purchase of property and equipment                          (89,329)       (117,572)       (122,108)
                                                          ------------    ------------    ------------

              Net cash used in investing activities            (98,617)       (124,321)       (122,108)
                                                          ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment on notes payable - other                               --          (114,778)           --
   Payment on capital lease obligation                            --              --            (5,719)
   Proceeds of stock issuances                               7,629,058         152,500      11,457,024
                                                          ------------    ------------    ------------

              Net cash provided by financing activities      7,629,058          37,722      11,451,305
                                                          ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH                             (1,581,317)     (6,310,060)      7,462,732

CASH AT BEGINNING OF YEAR                                    2,510,136       8,820,196       1,357,464
                                                          ------------    ------------    ------------

CASH AT END OF YEAR                                       $    928,819    $  2,510,136    $  8,820,196
                                                          ============    ============    ============


                            See accompanying notes.

Celsion Corporation

Statements of Cash Flows (Continued)
For the Years Ended September 30, 2002, 2001 and 2000


                                                                            2002       2001           2000
                                                                      ------------ ------------  ------------
Conversion of accounts payable, debt and accrued interest
   payable through issuance of common stock                           $     --     $      --     $ 20,750
Prepaid expenses funded through issuance of
   common stock                                                       $     --     $      --     $216,000

Cash paid during the year for interest                                $     --     $      --     $  1,290











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


         As a result of the Company's agreement with Boston Scientific Corporation dated January 21, 2003 (Note 13), the Company received an initial equity investment of $5,000,000. Management believes that this investment will be adequate to fund operations through September 30, 2003.

3.    INVENTORIES

         Inventories are stated at the lower of cost or market and consist of the following:

                                          2002                     2001
                                       ---------                ----------
           Materials                    $373,786                $    --
           Work-in-process                75,822                     --
                                       ---------                ----------

                                        $449,608                $    --
                                       =========                ==========

                               CELSION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000




4.       INCOME TAXES

         A reconciliation of the Company's statutory tax rate to the effective rate for the years ended September 30 is as follows:

                                                     2002             2001               2000
                                                   -------           -------           -------
Federal statutory rate                               34.0%             34.0%             34.0%
State taxes, net of federal tax benefit               4.6               4.6               4.6
Valuation allowance                                 (38.6)            (38.6)            (38.6)
                                                   -------           -------           -------

                                                       .0%               .0%               .0%
                                                   =======           =======           =======

         As  of  September  30,  2002,   the  Company  had  net  operating  loss
carryforwards of approximately $37 million for federal income tax purposes that are available to offset future taxable income through the year 2021.

         The components of the Company's deferred tax asset for the years ended September 30 is as follows:

                                                         2002                      2001
                                                     ------------              ------------

       Net operating loss carryforwards              $ 14,300,000              $ 11,400,000
       Valuation allowance                            (14,300,000)              (11,400,000)
                                                     ------------              ------------

                                                     $    --           $       $    --
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

         A summary of the Company's stock option and warrant activity and related information for the years ended September 30, 2002, 2001 and 2000 is as follows:

                                                                                    Weighted
                                                      Options/                       Average
                                                      Warrants                       Exercise
                                                     Outstanding                       Price
                                                    ------------                   -----------

Outstanding at October 1, 1999                       16,653,770                        .59
  Granted                                             1,125,214                        .94
  Exercised                                         (10,247,074)                       .70
  Expired/cancelled                                        --                           --
                                                    ------------                   -----------

Outstanding at September 30, 2000                     7,531,910                        .44
  Granted                                             8,158,308                       1.36
  Exercised                                            (585,000)                       .35
  Expired/cancelled                                        --                           --
                                                   ------------                   -----------

Outstanding at September 30, 2001                    15,105,218                        .94
  Granted                                            31,307,874                        .52
  Exercised                                          (1,471,250)                       .03
  Expired/cancelled                                 (10,258,049)                       .91
                                                   ------------                   -----------

Outstanding at September 30, 2002                    34,683,793                        .61
                                                   ============                   ===========

                               CELSION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000




Following is additional information with respect to options and warrants outstanding at September 30, 2002:

                                                          Exercise         Exercise         Exercise         Exercise
                                                         Price from       Price from       Price from       Price from
                                                        $.01 to $.25     $.41 to $.70     $.71 to $1.50   $1.50 to $5.00
                                                        ------------     ------------     -------------   --------------
Outstanding at September 30, 2002:
   Number of options/warrants                            6,279,226       22,500,497        5,058,070        846,000
   Weighted average exercise price                         $ .06$           $ .60$           $ .94$           $  3.12
   Weighted average remaining contractual
     life in years                                           3.72             5.01            6.36               3.44

Exercisable at September 30, 2002:
   Number of options/warrants                            6,279,226       20,118,832        3,044,737        846,000
   Weighted average exercise price                         $ .06            $ .60$           $1.01$           $  3.12


         Option Repricing
         ----------------

         On  March  25,  2002,  in  order  to  provide   meaningful   continuing
stock-based incentives for members of management, and in recognition of the decline in the market price of the Company's Common Stock, the Compensation Committee of the Board of Directors approved the cancellation of options to purchase a total of 3,625,000 shares of Common Stock held by certain key executives and issued new options to purchase a total of 3,150,000 shares, resulting in a net decrease of options to purchase 475,000 shares. The cancelled options had been issued to the Company's executives pursuant to their respective employment contracts at exercise prices in excess of the current market price of the Company's Common Stock. These options consisted of certain options vested at the time of cancellation, as well as options with vesting dates through April of 2003, and with expiration dates through April of 2011. The new options consist of currently vested compensatory options, bonus options, one-third of which are currently vested and the remainder of which vest on March 31, 2003 and 2004, and performance-based awards that vest, if at all, upon achievement, by the Company, of certain specified milestones, all of which expire in May of 2012. All of the new options were issued pursuant to the Company's 2001 Stock Option Plan, at exercise prices at or in excess of the market price for the common stock on the date of grant. The Company will account for the repriced options using variable accounting under FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25. Consequently, during each reporting period the Company will record compensation expense relating to the vested portion of the repriced options to the extent that the fair market value of the Company's Common Stock exceeds the exercise price of such options. During the year ended September 30, 2002 the Company did not record any compensation expense of this kind.

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

                               CELSION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000





                                                                                 Year Ended September 30,
                                                                 -------------------------------------------------------

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

10.      COMMITMENTS AND CONTINGENCIES

         Lease Commitments
         -----------------

         The Company has entered into a lease for their facilities located in Columbia, Maryland. Future minimum lease obligations are as follows:

                    2003                       $ 302,779
                    2004                         311,789
                    2005                         239,018
               Thereafter                         -

         Rent expense for the years ended September 30, 2002, 2001 and 2000 was $359,206, $227,961 and $70,848, respectively.

                               CELSION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000


         Rental Income
         -------------

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

12.    SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                     First           Second               Third             Fourth
                                                    Quarter           Quarter            Quarter           Quarter
                                               -------------        ------------      ------------       ------------

Gross profit on sales                       $         --        $         --       $       --        $         --
General and administrative expenses                 (541,247)         (1,521,682)         (987,306)        (1,304,221)
Research and development expenses                 (1,123,221)         (1,759,775)       (1,646,710)          (474,981)
Other income/expense                                  11,060            (459,800)           11,154             45,647
                                               -------------        ------------      ------------       ------------

Net loss                                         $(1,653,408)        $(3,741,257)      $(2,622,862)       $(1,733,555)
                                               =============        ============      ============       ============

Net loss per share - basic and diluted            $(.02)              $(.04)             $(.03)            $(.03)
                                               =============       ============      ============       ============



13.    AGREEMENT WITH BOSTON SCIENTIFIC CORPORATION

         On January 21, 2003 the Company and Boston Scientific Corporation ("BSC") entered into a distribution agreement pursuant to which the Company has granted BSC certain rights to market and distribute the Company's BPH technology.

         The Company and BSC also entered into a transaction agreement on January 21, 2003. Pursuant to this agreement, upon attainment of specified milestones by Celsion, BSC will make equity investments in Celsion through the purchase of the Company's common stock. On January 21, 2003 BSC purchased 9,375,354 shares of the Company's common stock for $5,000,000.

       The Company has also granted BSC the exclusive right to purchase the assets and technology relating to the manufacture, marketing sale, distribution and/or research and development of products using thermal therapy for the treatment of BPH.