Form 10-Q
period 2002-12-31
CELSION CORP
filed 2003-02-14
CIK 749647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ___________to _________

                        Commission file number 000-14242

                               CELSION CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                               52-1256615
------------------------------                -------------------
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

AS OF FEBRUARY 14, 2003, THE REGISTRANT HAD OUTSTANDING 111,692,468 SHARES OF COMMON STOCK, $.01 PAR VALUE.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
                         Index to Financial Statements
                         -----------------------------
--------------------------------------------------------------------------------
                                                                      Page
--------------------------------------------------------------------------------
Balance Sheets                                                          3
December 31, 2002 and September 30, 2002
--------------------------------------------------------------------------------
Statements of Operations                                                5
Three months ended
December 31, 2002 and 2001
--------------------------------------------------------------------------------
Statements of Cash Flows                                                6
Three months ended December 31, 2002 and 2001
--------------------------------------------------------------------------------
Notes to Financial Statements                                           7
--------------------------------------------------------------------------------

                               CELSION CORPORATION

                                 BALANCE SHEETS

                    December 31, 2002 and September 30, 2002

                                     ASSETS

                                                   December 31,    September 30,
                                                       2002            2002
                                                   ------------    -------------
                                                   (Unaudited)
Current assets:
   Cash .......................................     $1,050,606      $  928,819
   Other receivables ..........................             --          84,493
   Finished goods .............................        554,329         382,581
   Inventory ..................................         67,027          67,027
   Prepaid expenses ...........................        243,796          47,255
                                                    ----------      ----------
         Total current assets .................      1,915,758       1,510,175
                                                    ----------      ----------
Property and equipment - at cost:
   Furniture and office equipment .............        311,775         311,481
   Laboratory and shop equipment ..............         89,354          89,354
                                                    ----------      ----------
                                                       401,129         400,835
      Less accumulated depreciation ...........        211,578         190,658
                                                    ----------      ----------
         Net value of property and equipment ..        189,551         210,177
                                                    ----------      ----------
  Other assets:
     Deposits .................................         23,622          23,622
     Prepaid inventory development costs ......        454,222         486,602
     Patent licenses (net of amortization) ....         56,916          60,873
                                                    ----------      ----------
Total other assets ............................        534,760         571,097
                                                    ----------      ----------
            Total assets ......................     $2,640,069      $2,291,449
                                                    ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                December 31,       September 30,
                                                                                    2002               2002
                                                                                ------------       -------------
                                                                                (Unaudited)
Current liabilities:
   Accounts payable - trade ..............................................      $    793,704       $    494,650
   Other accrued liabilities .............................................           128,741            280,309
                                                                                ------------       ------------
         Total current liabilities .......................................           922,445            774,959
                                                                                ------------       ------------
Long-term Liabilities:
    Notes payable ........................................................           500,000                 --
                                                                                ------------       ------------
         Total liabilities ...............................................         1,422,445            774,959
                                                                                ------------       ------------
Stockholders' equity:
Common stock $.01 par value; 200,000,000 shares authorized,
97,542,556 and 92,417,556 shares issued and outstanding at December
31, 2002 and September 30, 2002, respectively ............................           975,426            924,176
Series A 10% Convertible Preferred Stock -- $1,000 par value, 7,000 shares authorized, 1,153 and 1,131 shares issued and outstanding at
December 31, 2002 and September 30, 2002, respectively ...................         1,152,813          1,130,500
Series B 8% Convertible Preferred Stock -- $1,000 par value, 5,000 shares authorized, 1,622 and 1,591shares issued and outstanding at
 December 31, 2002 and September 30, 2002, respectively ..................         1,427,285          1,396,285
   Additional paid-in capital ............................................        43,470,317         41,885,610
    Accumulated deficit ..................................................       (45,808,217)       (43,820,081)
                                                                                ------------       ------------
          Total stockholders' equity .....................................         1,217,624          1,516,490
                                                                                ------------       ------------
                Total liabilities and stockholders' equity ...............      $  2,640,069       $  2,291,449
                                                                                ============       ============

See accompanying notes.

                               CELSION CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                     2002              2001
                                                 ------------      ------------
Operating expenses:
   General and administrative ..............     $    840,044      $    541,247
   Research and development ................        1,097,428         1,123,221
                                                 ------------      ------------
        Total operating expenses ...........        1,937,472         1,664,468
                                                 ------------      ------------
Loss from operations .......................       (1,937,472)       (1,664,468)
Interest income ............................            2,651             1,060
                                                 ------------      ------------
Loss before income taxes ...................       (1,934,821)       (1,653,408)
Income taxes ...............................               --                --
                                                 ------------      ------------
Net loss ...................................     $ (1,934,821)     $ (1,653,408)
Dividends on preferred stock ...............          (53,313)          (22,950)
                                                 ------------      ------------
Net loss attributable to common stockholders     $ (1,988,134)     $ (1,676,358)
                                                 ============      ============
Net loss per common share (basic) ..........     $      (0.02)     $      (0.02)
                                                 ============      ============
Weighted average shares outstanding ........       95,128,667        78,404,179
                                                 ============      ============

See accompanying notes.

                               CELSION CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three Months Ended December 31,
                                                          -------------------------------
                                                               2002              2001
                                                           -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................      $(1,934,821)      $(1,653,408)
  Non-cash items included in net loss:
     Depreciation and amortization ..................           24,875            18,541
     Common stock issued for operating expenses .....          132,957            77,901
  Net changes in:
     Other receivables ..............................           84,493                --
     Inventories ....................................         (171,748)               --
     Prepaid expenses ...............................         (196,541)          (13,502)
     Other current assets ...........................               --           (71,296)
     Prepaid inventory development costs ............           32,380                --
     Accounts payable-trade .........................          299,054          (110,899)
     Other accrued liabilities ......................         (151,568)         (133,437)
                                                           -----------       -----------
        Net cash used by operating activities .......       (1,880,919)       (1,886,100)
                                                           -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment ..............             (294)               --
                                                           -----------       -----------
       Net cash used by investing activities ........             (294)               --
                                                           -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of stock issuances .......................        1,503,000         3,711,158
  Note payable ......................................          500,000                --
                                                           -----------       -----------
       Net cash provided by financing activities ....        2,003,000         3,711,158
                                                           -----------       -----------
NET INCREASE  IN CASH ...............................          121,787         1,825,058
Cash at beginning of period .........................          928,819         2,510,136
                                                           -----------       -----------
Cash at end of the period ...........................      $ 1,050,606       $ 4,335,194
                                                           ===========       ===========

See accompanying notes.

                               CELSION CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

         The accompanying unaudited condensed financial statements, which include the accounts of Celsion Corporation (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending September 30, 2003. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2002.

Note 2.  Common Stock Outstanding and Per Share Information

         For the quarters ended December 31, 2002 and 2001, per share data is based on the weighted average number of shares of common stock outstanding. Outstanding warrants and options which can be converted into common stock are not included as their effect is anti-dilutive.

Note 3.  New Accounting Pronouncements

         In August 2001, the Financial Accounting Standard Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a significant impact on the Company's financial condition or results of operations.

         In October 2001, the FASB approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121, but resolves certain implementation issues associated with that Statement. SFAS No. 144 is effective for the Company beginning in fiscal 2003. The adoption of SFAS No. 144 has not had a significant impact on the Company's financial condition or results of operations.

         In July 2002, the FASB approved SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management's intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 146 will have a material effect on its financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of SFAS 123." SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The Company does not expect to change to using the fair value based method of accounting for stock-based employee compensation; and therefore, adoption of SFAS No. 148 is expected to impact only the future disclosures, not the financial results, of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

         Statements and terms such as "expect", "anticipate", "estimate", "plan", "believe" and words of similar import, regarding the Company's expectations as to the development and effectiveness of its technologies, the potential demand for its products, and other aspects of its present and future business operations, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, the Company cannot guarantee that actual results will not differ materially from its expectations. In evaluating such statements, readers should specifically consider the various factors contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2002, including, without limitation, unforeseen changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing, capital structure, and other financial items; changes in approaches to medical treatment; introduction of new products by others; possible acquisitions of other technologies, assets or businesses; possible actions by customers, suppliers, competitors, regulatory authorities. These and other risks and uncertainties could cause actual results to differ materially from those indicated by such forward-looking statements, including those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors", as well as those set forth below and elsewhere in this Report.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended December 31, 2002
and Three Months Ended December 31, 2001

         There were no product sales for the three months ended December 31, 2002 and 2001. No product revenues are expected until the Company's equipment incorporating new technologies receives the necessary approvals from governmental regulatory agencies. The new equipment is currently in pivotal Phase II clinical testing.

         General and administrative expense increased by 55% to $840,044 for the three months ended December 31, 2002, from $541,247 for the comparable period in 2001. The increase of $298,797 was primarily due to the fact that, in the quarter ended December 31, 2002, the Company recorded $105,000 compensation expense for non-employee directors for their service as members of the Board of Directors in fiscal 2002 while the compensation expense for non-employee directors for their service as members of the Board of Directors in fiscal 2001 was recorded in the quarter ended September 30, 2001. In addition, the Company incurred higher legal fees for the quarter in connection with the Special Shareholder's Meeting held on November 8, 2002 and the transaction with Boston Scientific Corporation and patent expenses.

         Research and development expense decreased by 2% to $1,097,427 for the current period from $1,123,221 for the three months ended December 31, 2001. The decreased expenditure was primarily due to a decrease in research and development materials and BPH system design costs offset by increased clinical and engineering salaries for new personnel.

         The net increase in expenditures discussed above resulted in an increase in the loss from operations for the three month period ended December 31, 2002 of $273,004, to $1,937,472 from $1,664,468 in the comparable period during the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of $45,808,217 at December 31, 2002. We have incurred negative cash flows from operations since our inception and have funded our operations primarily through the sale of equity securities. As of December 31, 2002, we had cash of $1,050,606 and total current assets of $1,915,758, compared with current liabilities of $922,445, resulting in a working capital surplus of $993,313. As of September 30, 2002, we had $928,819 in cash and total current assets of $1,510,175, compared with current liabilities of $774,959, which resulted in a working capital surplus of $735,216 at fiscal year end. Net cash used in the Company's operating activities was $1,880,919 for the three months ending December 31, 2002.

         We have funded our operations primarily through private placement offerings of equity securities. On October 15, 2002, Celsion completed a private placement resulting in net proceeds of approximately $775,000 and, on November 12, 2002, Celsion completed a private placement generating approximately $300,000 in net proceeds. On December 31, 2002, we received further funding through a private placement of $425,000 and issuance of a note in the amount of $500,000 payable to Boston Scientific Corporation.

         For all of fiscal year 2003, we expect to expend a total of approximately $8,500,000 for clinical testing of our breast cancer and BPH treatment systems, as well as corporate overhead, which we expect to fund from our current resources. The foregoing amounts are estimates based upon assumptions as to the availability of funding, the scheduling of institutional clinical research and testing personnel, the timing of clinical trials and other factors, not all of which are fully predictable. Accordingly, estimates and timing concerning projected expenditures and programs are subject to change. We expect to fund our operations through the 2003 fiscal year through a combination of private placements of equity and up-front and other funding contributed by one or more strategic partners for the BPH business. Additionally, if as currently anticipated our BPH system is approved for marketing during the course of fiscal 2003 funding could be generated from the sale of catheters.

         On January 21, 2003, Celsion reached an agreement with Boston Scientific Corporation under which Boston Scientific will market and distribute the Company's BPH treatment system. In connection with this agreement Boston Scientific purchased 9,375,354 shares of Celsion common stock for an initial investment of $5,000,000 and agreed to invest an additional $10 million in a combination of equity and licensing fees upon Celsion meeting certain milestones. The initial investment will be sufficient to repay the $500,000 note and to fund the Company's operations through the end of fiscal year 2003 and further investments will contribute to Celsion's funding requirements for the future. Our dependence on raising additional capital will continue at least until we are able to begin marketing our new technologies. Our future capital requirements and the adequacy of our financing depend upon numerous factors, including the successful commercialization of our Microwave Uretheroplasty(TM) and breast cancer treatment systems, progress in product development efforts, progress with pre-clinical studies and clinical trials, the cost and timing of production arrangements, the development of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing intellectual property rights, competing technological and market developments and the development of strategic alliances for the marketing of our products. We will be required to obtain such funding through equity or debt financing, strategic alliances with corporate partners and others, or through other sources not yet identified. We do not have any committed sources of financing, and cannot guarantee that additional funding will be available in a timely manner, on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through unfavorable arrangements with partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets or which otherwise may be materially unfavorable to us. Furthermore, if we cannot fund our ongoing development and other operating requirements, particularly those associated with our obligation to conduct clinical trials under our licensing agreements, we will be in breach of our commitments under these licensing agreements and could therefore lose our license rights, which could have material adverse effects on our business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Not applicable.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGE IN SECURITIES.

         During the fiscal quarter ended December 31, 2002, the Company issued the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act"):

                  On October 15, 2002, the Company issued 2,325,000 shares of its common stock in connection with a private placement, resulting in net proceeds of approximately $775,000. On November 12, 2002, the Company issued 900,000 shares of its common stock in connection with a private placement, resulting in net proceeds of approximately $300,000. On December 31, 2002, the Company issued 1,275,000 shares of its common stock in connection with a private placement, resulting in net proceeds of approximately $425,000. These shares were all sold at a price of $0.33 per share. All these private placement offerings were made exclusively to "accredited investors" as that term is defined in Rule 501 under the Securities Act. The shares issued are restricted stock, endorsed with the Company's standard restricted stock legend, with a stop transfer instruction recorded by the transfer agent. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

                  During the quarter, the Company issued a total of 262,500 shares of its common stock to its non-employee directors for service as members of the Board of Directors for fiscal year 2002. The Company also issued 62,500 shares of its common stock to one of its non-employee directors as expense reimbursement in lieu of cash. These shares are restricted stock, endorsed with the Company's standard restricted stock legend, with a stop transfer instruction recorded by the transfer agent. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

                  At various times during the quarter, the Company issued a total of 300,000 shares of its common stock for a cash consideration of $3,000 upon exercise of stock purchase warrants.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         At the Special Meeting held on November 8, 2002, the Company's common stockholders approved an amendment to the Company's charter increasing the number of authorized shares of common stock from 150 million to 200 million. The results of the voting on this matter are as follows:

Votes For.................................       75,948,062
Votes Against.............................        2,229,663
Abstentions and Broker Non-Votes..........          171,328

ITEM 5   OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

             11. Computation of per share earnings.

         (b) Reports on Form 8-K.

         On November 12, 2002, the Company filed with Securities and Exchange Commission (the "SEC") a Current Report on Form 8-K reporting, under Item5, that On November 11, 2002 the Company issued a press release stating that, at a Special Meeting held on November 8, 2002, its stockholders approved an amendment to the Company's charter increasing the number of authorized shares of common stock from 150 million to 200 million. A copy of the press release was attached as Exhibit 99.1 to this Report on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: February 14, 2003

                             CELSION CORPORATION
                             -------------------
                             (Registrant)


                         By: /s/ Augustine Y. Cheung
                             ---------------------------------------------------
                             Augustine Y. Cheung
                             President and Chief Executive Officer


                         By: /s/Anthony P. Deasey
                             ---------------------------------------------------
                             Anthony P. Deasey
                             Executive Vice President-Finance and Administration Chief Financial Officer
                             (Principal Financial and Chief Accounting Officer)