Form 10-Q
period 2003-03-31
CELSION CORP
filed 2003-05-15
CIK 749647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Registrant's Telephone Number, Including Area Code (410) 290-5390
                                                   --------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes     No  X
                                                    ----    ---

AS OF MAY 14, 2003, THE REGISTRANT HAD OUTSTANDING 112,715,279 SHARES OF COMMON STOCK, $.01 PAR VALUE.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

             -------------------------------------------------------------------

                             Index to Financial Statements
                             -----------------------------

             -------------------------------------------------------------------

                                                                     Page

             -------------------------------------------------------------------

             Balance Sheets                                            3
             March 31, 2003 and September 30, 2002

             -------------------------------------------------------------------

             Statements of Operations for the                          5
             Three and Six Months Ended
             March 31, 2003 and 2002

             -------------------------------------------------------------------

             Statements of Cash Flows for the                          6
             Six Months Ended March 31, 2003 and 2002

             -------------------------------------------------------------------

             Notes to Financial Statements                             7

             -------------------------------------------------------------------

                               CELSION CORPORATION

                                 BALANCE SHEETS

                      March 31, 2003 and September 30, 2002

                                     ASSETS

                                                    March 31,     September 30,
                                                      2003            2002
                                                    --------       ------------
                                                   (Unaudited)

Current assets:

   Cash .......................................    $3,147,324     $  928,819

   Other receivables ..........................         3,747         84,493

   Finished goods inventory ...................       247,001         68,210

   Raw material inventory .....................       472,754        314,371

   Work in progress inventory .................        31,856         67,027

   Prepaid expenses ...........................       161,140         47,255
                                                   ----------     ----------

         Total current assets .................     4,063,822      1,510,175
                                                   ----------     ----------

Property and equipment - at cost:

   Furniture and office equipment .............       319,281        311,481

   Laboratory and shop equipment ..............        89,354         89,354
                                                   ----------     ----------

                                                      408,635        400,835

      Less accumulated depreciation ...........       232,314        190,658
                                                   ----------     ----------

         Net value of property and equipment ..       176,321        210,177
                                                   ----------     ----------

  Other assets:

     Deposits .................................        23,622         23,622

     Prepaid inventory development costs ......       434,482        486,602

     Patent licenses (net of amortization).....        52,959         60,873
                                                   ----------     ----------

Total other assets ............................       511,063        571,097
                                                   ----------     ----------

            Total assets ......................    $4,751,206     $2,291,449
                                                   ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                     March 31,     September 30,
                                                                                        2003           2002
                                                                                     ----------    -------------
                                                                                    (Unaudited)
Current liabilities:

   Accounts payable - trade ....................................................   $    736,762    $    494,650

   Other accrued liabilities ...................................................        208,487         280,309
                                                                                   ------------    ------------

         Total current liabilities .............................................        945,249         774,959
                                                                                   ------------    ------------

Stockholders' equity:

Common stock  $.01 par value:  200,000,000 shares authorized, 112,476,957 and 92,417,556 shares issued and outstanding at March 31, 2003 and
September 30, 2002, respectively ...............................................      1,124,770         924,176

Series A 10% Convertible Preferred Stock -- $1,000 par value: 7,000 shares authorized, 1,175 and 1,131 shares issued and outstanding at
March 31, 2003 and September 30, 2002, respectively ...........................       1,175,126       1,130,500

Series B 8% Convertible Preferred Stock --  $1,000 par value: 5,000 shares authorized, 1,395 and 1,591shares issued and outstanding at
March 31, 2003 and September 30, 2002, respectively ............................      1,229,001       1,396,285

   Additional paid-in capital ..................................................     50,924,847      41,885,610

    Accumulated deficit ........................................................    (50,647,787)    (43,820,081)
                                                                                   ------------    ------------

          Total stockholders' equity ...........................................      3,805,957       1,516,490
                                                                                   ------------    ------------

                Total liabilities and stockholders' equity .....................   $  4,751,206    $  2,291,449
                                                                                   ============    ============

See accompanying notes.

                               CELSION CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended March 31,      Six Months Ended March 31,
                                                           ----------------------------      --------------------------

                                                              2003               2002           2003             2002
                                                              ----               ----           ----             ----

Operating expenses:

 General and administrative .........................   $   1,141,021     $   1,998,406    $   1,981,065      2,539,653

 Research and development ...........................       3,652,560         1,759,775        4,749,988      2,882,996
                                                           ----------        ----------        ---------      ---------

    Total operating expenses ........................       4,793,581         3,758,181        6,731,053      5,422,649
                                                           ----------        ----------        ---------      ---------

Loss from operations ................................      (4,793,581)       (3,758,181)      (6,731,053)    (5,422,649)

Loss from disposal of property and
equipment............................................              --            (1,825)            --           (1,825)

Interest income......................................           6,564            18,749            9,215         29,809
                                                           ----------        ----------      -----------     ----------

Loss before income taxes ............................      (4,787,017)       (3,741,257)      (6,721,838)    (5,394,665)

Income taxes.........................................              --                --               --             --
                                                           ----------        ----------      -----------     ----------

Net loss ............................................   $  (4,787,017)    $  (3,741,257)   $  (6,721,838)  $ (5,394,665)

Dividends on preferred stock.........................         (52,553)          (22,314)        (105,866)       (45,264)
                                                          -----------        ----------      -----------     ----------

Net loss attributable to common
stockholders ........................................   $  (4,839,570)    $  (3,763,571)   $  (6,827,704)  $ (5,439,929)
                                                          ===========        ==========      ===========     ==========

Net loss per common share (basic) ...................   $       (0.04)    $       (0.04)   $       (0.07)  $      (0.06)
                                                          ===========        ==========      ===========     ==========

Weighted average shares outstanding .................     108,726,231        89,291,710      101,953,699     84,008,495
                                                          ===========        ==========      ===========     ==========


See accompanying notes.

                               CELSION CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Six Months Ended March 31,
                                                    --------------------------
                                                       2003           2002
                                                       ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss ....................................... $(6,721,838)   $(5,394,665)

  Non-cash items included in net loss:

     Depreciation and amortization ...............      49,569         39,091

     Common stock  issued for operating expenses..   2,469,957        266,829

     Legal settlement expense ....................          --        476,724

     Loss on disposal of property and equipment...          --          1,825

    Net changes in:

     Other receivables ...........................      80,746         (1,270)

     Inventories .................................    (302,003)       (47,730)

     Prepaid expenses ............................    (113,885)       (50,102)

     Other current assets ........................          --       (216,066)

     Prepaid inventory development costs .........      52,120             --

     Accounts payable-trade ......................     242,112        304,719

     Other accrued liabilities....................     (71,823)        83,018
                                                   -----------    -----------

   Net cash used by operating activities..........  (4,315,045)    (4,537,627)
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property and equipment.............      (7,800)       (30,420)
                                                   -----------    -----------

   Net cash used by investing activities..........      (7,800)       (30,420)
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds of stock issuances.....................   6,541,350      5,588,006
                                                   -----------    -----------
   Net cash provided by financing activities......   6,541,350      5,588,006
                                                   -----------    -----------

NET INCREASE IN CASH .............................   2,218,505      1,019,959

Cash at beginning of period.......................     928,819      2,510,136
                                                   -----------    -----------
Cash at end of the period ........................ $ 3,147,324    $ 3,530,096
                                                   ===========    ===========



See accompanying notes.

                               CELSION CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 1.     Basis of Presentation

            The accompanying unaudited condensed financial statements, which include the accounts of Celsion Corporation (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three- and six-month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending September 30, 2003. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2002.

Note 2.     Common Stock Outstanding and Per Share Information

            For the three- and six-month periods ended March 31, 2003 and 2002, per share data is based on the weighted average number of shares of common stock outstanding. Outstanding warrants and options which can be converted into common stock are not included, as their effect is anti-dilutive.

Note 3.     New Accounting Pronouncements

            In August 2001, the Financial Accounting Standard Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a significant impact on the Company's financial condition or results of operations

            In October 2001, the FASB approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121, but resolves certain implementation issues associated with that Statement. SFAS No. 144 is effective for the Company beginning in fiscal 2003. The adoption of SFAS No. 144 has not had a significant impact on the Company's financial condition or results of operations.

            In July 2002, the FASB approved SFAS No. 146, "Accounting for
Costs Associated with Exit or Disposal Activities. " SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management's intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 146 will have a material effect on its financial position or results of operations.

            In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148) which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 123). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires disclosures in annual and interim financial statements of the effects of stock-based compensation as reflected below.

Note 4. Fair Value Accounting for Stock Plans

            The Company continues to account for its stock option and employee stock purchase plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation expense related to the Company's stock option and stock purchase plans is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.


                                                Three Months Ended March 31,     Six Months Ended March 31,
                                                ----------------------------     --------------------------

                                                  2003               2002           2003             2002
                                                  ----               ----           ----             ----


Net loss, as reported .....................   $(4,839,570)       $(3,763,571)   $(6,827,704)   $  (5,439,929)

Deduct: Total stock-based employee
compensation expense determined using the
fair value based method for all awards, net
of related tax effects ....................       (75,855)          (877,379)      (275,472)        (980,962)

Pro forma net loss ........................   $(4,915,425)       $(4,640,950)   $(7,103,176)   $  (6,420,891)
                                              ===========        ===========    ===========    =============

Loss per shares:

Basis - as reported .......................   $     (0.04)       $     (0.04)   $     (0.07)   $       (0.06)
                                              ===========        ===========    ===========    =============

Basic - pro forma .........................   $     (0.05)       $     (0.05)   $     (0.07)   $       (0.08)
                                              ===========        ===========    ===========    =============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

         Statements and terms such as "expect", "anticipate", "estimate", "plan", "believe" and words of similar import, regarding the Company's expectations as to the development and effectiveness of its technologies, the potential demand for its products, and other aspects of its present and future business operations, constitute forward- looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, the Company cannot guarantee that actual results will not differ materially from its expectations. In evaluating such statements, readers should specifically consider the various factors contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2002, including, without limitation, unforeseen changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing, capital structure, and other financial items; changes in approaches to medical treatment; introduction of new products by others; possible acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, competitors and regulatory authorities. These and other risks and uncertainties could cause actual results to differ materially from those indicated by such forward-looking statements, including those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2002, as well as those set forth below and elsewhere in this Report.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2003
and Three Months Ended March 31, 2002

         There were no product sales for the three months ended March 31, 2003 and 2002. No product revenues are expected until the Company's equipment incorporating new technologies receives the necessary approvals from governmental regulatory agencies and the Company begins to market such equipment. The new equipment is currently in pivotal Phase II clinical testing.

         General and administrative expense decreased by 43% to $1,141,021 for the three months ended March 31, 2003, from $1,998,406 for the comparable period in 2002. The decrease of $857,385 was primarily due to the fact that, in the quarter ended March 31, 2002, the Company incurred costs associated with settlement of its then ongoing lawsuit with Warren C. Stearns and his associates. Under the terms of the settlement, Celsion issued to the Stearns group certain common stock purchase warrants that were at issue in the litigation, together with additional warrants as compensation for relinquishment of certain anti-dilution rights under the disputed warrants and $265,000 in cash to reimburse Stearns for costs incurred up to the settlement date. In addition, during that quarter in 2002, the

Company accrued remaining amounts due to Spencer J. Volk, its former President and Chief Executive Officer, under the terms of the agreement governing his retirement. Finally, during the quarter ended March 31, 2002, the Company incurred consulting costs related to the exploration of the feasibility of setting up a business in China (including Hong Kong, Taiwan and Macao). Such expenses were non-recurring items.

         Research and development expense increased by 108% to $3,652,560 for the current quarter from $1,759,775 for the three months ended March 31, 2002. The increased expenditure was the result of a payment of $2,175,014 to Duke University pursuant to an obligation under the License Agreement between the Company and Duke University. This obligation was satisfied by the issuance of 3,805,366 shares of the Company's common stock to Duke University on January 16, 2003.

         The net increase in expenditures discussed above resulted in an increase in the loss from operations for the three month period ended March 31, 2003 of $1,035,400 to $4,793,581 from $3,758,181 in the comparable period during the prior fiscal year.

         Interest income net of interest expense decreased by $12,158 to $6,564 for the quarter ended March 31, 2003 due to a combination of lower average cash balances and lower average interest rates. Preferred stock dividends increased by $30,239 to $52,553 for the quarter ended March 31, 2003 due to the issuance of 2,000 shares of Series B 8% Convertible Preferred Stock during the quarter ended June 30, 2002.

Comparison of Six Months Ended March 31, 2003
and Six  Months Ended March 31, 2002

         There were no product sales for the six months ended March 31, 2003 and 2002. No product revenues are expected until the Company's equipment incorporating new technologies receives the necessary approvals from governmental regulatory agencies and the Company begins to market such equipment. The new equipment is currently in pivotal Phase II clinical testing.

         General and administrative expense decreased by 22% to $1,981,065 for the six months ended March 31, 2003, from $2,539,653 for the comparable period in 2002. The decrease of $558,588 was primarily due to the fact that, during the six months ended March 31, 2002, the Company incurred costs associated with settlement of its then ongoing lawsuit with Warren C. Stearns and his associates. Under the terms of the settlement, Celsion issued to the Stearns group certain common stock purchase warrants that were at issue in the litigation, together with additional warrants as compensation for relinquishment of certain anti-dilution rights under the disputed warrants and $265,000 in cash to reimburse Stearns for costs incurred up to the settlement date. In addition during that six-month period in 2002, the Company accrued remaining amounts due to Spencer J. Volk, its former President and Chief Executive Officer, under the terms of the agreement governing his retirement. Finally, during the six months ended March 31, 2002, the Company incurred consulting costs related to the exploration of the feasibility of setting up a business in China (including Hong Kong, Taiwan and Macao). Such expenses were non-recurring items.

         Research and development expense increased by 65% to $4,749,988 for the current six-month period from $2,882,996 for the six months ended March 31, 2002. The increased expenditure was the result of a payment of $2,175,014 to Duke University pursuant to an obligation under the License Agreement between the Company and Duke University. This obligation was satisfied by the issuance of 3,805,366 shares of the Company's common stock to Duke University on January 16, 2003.

         The net increase in expenditures discussed above resulted in an increase in the loss from operations for the six-month period ended March 31, 2003 of $1,308,404 to $6,731,053 from $5,422,649 in the comparable period during the prior fiscal year.

         Interest income net of interest expense decreased by $20,594 to $9,215 for the six-month period ended March 31, 2003 due to a combination of lower average cash balances and lower average interest rates. Preferred stock dividends increased by $60,602 to $105,866 for the six-month period ended March 31, 2003 due to the issuance of 2,000 shares of Series B 8% Convertible Preferred Stock during the quarter ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of $50,647,787 at March 31, 2003. We have incurred negative cash flows from operations since our inception and have funded our operations primarily through the sale of equity securities. As of March 31, 2003, we had cash of $3,147,324 and total current assets of $4,063,822, compared with current liabilities of $945,249, resulting in a working capital surplus of $3,118,573. As of September 30, 2002, we had $928,819 in cash and total current assets of $1,510,175, compared with current liabilities of $774,959, which resulted in a working capital surplus of $735,216 at fiscal year end. Net cash used in the Company's operating activities was $4,315,045 for the six months ending March 31, 2003.

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

         During the six months ended March 31, 2003, we have expended approximately $6,731,053 for clinical testing of our breast cancer and Benign Prostatic Hyperplasia (BPH) treatment systems, as well as corporate overhead. For all of fiscal year 2003, we expect to expend a total of approximately $8,500,000 for such clinical testing and overhead, which we expect to fund from our current resources. The foregoing amounts are estimates based upon assumptions as to the availability of funding, the scheduling of institutional clinical research and testing personnel, the timing of clinical trials and other factors, not all of which are fully predictable. Accordingly, estimates and timing concerning projected expenditures and programs are subject to change.

         On January 21, 2003, Celsion reached an agreement with Boston Scientific Corporation under which Boston Scientific will market and distribute the Company's BPH treatment system. In connection with this agreement, Boston Scientific purchased 9,375,354 shares of Celsion common stock for an initial investment of $5,000,000 and agreed to invest an additional $10 million in a combination of equity and licensing fees upon Celsion meeting certain milestones. The initial investment was sufficient to repay the $500,000 note issued to Boston Scientific on December 31, 2002 and is expected to be sufficient to fund the Company's operations through the end of fiscal year 2003. Further investments by Boston Scientific would contribute to Celsion's funding requirements for the future. Our dependence on raising additional capital will continue at least until we are able to begin marketing our new technologies. Our future capital requirements and the adequacy of our financing depend upon numerous factors, including the successful commercialization of our Microwave Uretheroplasty(TM) and breast cancer treatment systems, progress in other product development efforts, progress with pre-clinical studies and clinical trials, the cost and timing of production arrangements, the development of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing intellectual property rights, competing technological and market developments and the development of strategic alliances for the marketing of our products. We will be required to obtain such funding through equity or debt financing, strategic alliances with corporate partners and others, or through other sources not yet identified. We do not have any committed sources of financing, and cannot guarantee that additional funding will be available in a timely manner, on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through unfavorable arrangements with partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets or which otherwise may be materially unfavorable to us. Furthermore, if we cannot fund our ongoing development and other operating requirements, particularly those associated with our obligation to conduct clinical trials under our licensing agreements, we will be in breach of our commitments under these licensing agreements and could therefore lose our license rights, which could have material adverse effects on our business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

         We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) under the supervision of our Chief Executive Officer and Chief Financial Officer as of an evaluation date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the evaluation date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that Celsion files or submits under the Exchange Act is recorded, processed, summarized and reported in a timely manner. Since the evaluation date referred to above, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls and no corrective actions have been required with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

          There are currently no legal proceedings that are not within the normal course of business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         During the fiscal quarter ended March 31, 2003, the Company issued the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act"):

                  On January 16, 2003, the Company issued 3,805,366 shares of its common stock to Duke University pursuant to the License Agreement between the Company and Duke University. These shares were valued at $2,175,014. On January 21, 2003, the Company issued 9,375,354 shares of its common stock to Boston Scientific Corporation for a cash consideration of $5,000,000 pursuant to the Transaction Agreement between the Company and Boston Scientific Corporation. These shares are restricted stock, endorsed with the Company's standard restricted legend, with stop transfer instructions recorded by the transfer agent. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

                  During the quarter, the Company issued a total of 514,489 shares of its common stock to the holders of shares of its Series B 8% Convertible Preferred Stock upon conversion of such Convertible Preferred Stock. These shares are restricted stock, endorsed with the Company's standard restricted stock legend, with a stop transfer instruction recorded by the transfer agent. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

                  During the quarter, from time to time the Company also issued a total of 386,192 shares of its common stock to five outside consultants for services valued at $162,000. These shares are restricted stock, endorsed with the Company's standard restricted stock legend, with stop transfer instructions recorded by the transfer agent. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

                  At various times during the quarter, the Company issued a total of 843,000 shares of its common stock for a cash consideration of $ 33,700 to holders of stock purchase warrants and options upon exercise of such stock purchase warrants and options. These shares are restricted stock, endorsed with the Company's standard restricted stock legend, with stop transfer instructions recorded by the transfer agent. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On February 18, 2003, the Company held its Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, the stockholders voted to elect Dr. Gary W. Pace to the Board of Directors, to serve as a Class II director for a term of three years, until the Company's annual meeting of stockholders in 2006 and until his successor is elected and shall have qualified. The results of the voting on this matter are as follows:

Votes For ....................................   78,182,047
Votes Withheld ...............................      711,095

         In addition, at the Annual Meeting, stockholders voted to ratify the appointment of Stegman & Company as the Company's Independent Public Accountants for the fiscal year ending September 30, 2003. The results of the voting on this matter are as follows:

Votes For:....................................   78,728,584
Votes Against:................................      120,578
Abstentions and Broker Non-Votes..............       43,980


ITEM 5   OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

                  11               Computation of per share earnings.

                  99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K.

                (1) On January 22, 2003, the Company filed with the SEC a
                    Current Report on Form 8-K reporting, under Item 5, that, effective January 21, 2003, it had entered into a strategic partnership, including a Transaction Agreement and a Distribution Agreement, with Boston Scientific Corporation for the distribution of the Company's Microwave BPH 800 Urethroplasty(TM) System and its component parts for the treatment of benign prostatic hyperplasia, together with agreements regarding licensing payments and equity investments by Boston Scientific and the grant of an option to Boston Scientific to purchase the Company's BPH business under certain circumstances. Copies of the Distribution Agreement, the Transaction Agreement and a press release describing the matters covered by the Report on Form 8-K were included as Exhibits thereto.

                (2) On March 28, 2003, the Company filed with the SEC a Current
                    Report on Form 8-K reporting, under Item 5, that on March 27, 2003, the Company released to its stockholders a letter (included as an Exhibit to the Current Report) regarding the status of its business and the development of its products.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:     May 14, 2003

                                                CELSION CORPORATION
                                                -------------------
                                                Registrant

                                       By:      /s/ Augustine Y. Cheung
                                                -----------------------
                                                Augustine Y. Cheung
                                                President and Chief Executive
                                                 Officer

                                       By:      /s/Anthony P. Deasey
                                                -----------------------
                                                Anthony P. Deasey
                                                Executive Vice President-Finance
                                                and Administration
                                                (Principal Financial and Chief
                                                Accounting Officer)
                                       15

                                  CERTIFICATION

         I, Augustine Y. Cheung, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Celsion Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May  14, 2003

                                              By:   /s/Augustine Y. Cheung
                                                    ----------------------------
                                                    Augustine Y. Cheung
                                                    President and Chief
                                                     Executive Officer

                                  CERTIFICATION

         I, Anthony P. Deasey, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Celsion
         Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 14, 2003

                                         By:   /s/Anthony P. Deasey
                                               ------------------------------
                                               Anthony P. Deasey
                                               Executive Vice President--Finance
                                               Administration and Chief
                                                  Financial Office