Form 10-Q
period 2003-06-30
CELSION CORP
filed 2003-08-14
CIK 749647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                       Yes  X    No
                          ------   ------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                       Yes       No X
                          -----    ---

AS OF AUGUST 13, 2003, THE REGISTRANT HAD OUTSTANDING 138,545,698 SHARES OF COMMON STOCK, $.01 PAR VALUE.

                                TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS AND NOTES
                  BALANCE SHEETS
                  STATEMENTS OF OPERATIONS
                  STATEMENTS OF CASH FLOWS
                  NOTES TO FINANCIAL STATEMENTS

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK

         ITEM 4.  CONTROLS AND PROCEDURES

PART II: OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS
         ITEM 2.  CHANGES IN SECURITIES
         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ITEM 5.  OTHER INFORMATION
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         SIGNATURES

         EXHIBITS

         11         COMPUTATION OF EARNINGS PER SHARE.

         31.1       CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                    SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

         31.2       CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
                    SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

         32.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

         32.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                          Index to Financial Statements
                                                                Page
                                                                ----
             Balance Sheets
             June 30, 2003 and September 30, 2002................. 3

             Statements of Operations for the
             Three and Nine Months Ended
             June 30, 2003 and 2002 .............................. 5

             Statements of Cash Flows for the
             Nine Months Ended June 30, 2003 and 2002............. 6

             Notes to Financial Statements........................ 7

                               CELSION CORPORATION

                                 BALANCE SHEETS
                      June 30, 2003 and September 30, 2002

                                     ASSETS
                                                     June 30,     September 30,
                                                       2003            2002
                                                    ----------    -------------
                                                    (Unaudited)
Current assets:
   Cash...........................................  $5,500,510    $   928,819
   Other receivables..............................     226,777         84,493
   Finished goods inventory.......................     297,135         68,210
   Raw material inventory.........................     348,208        314,371
   Work in progress inventory.....................      25,785         67,027
   Prepaid expenses...............................     144,447         47,255
                                                    ----------      ---------
         Total current assets.....................   6,542,862      1,510,175
                                                    ----------      ---------
Property and equipment - at cost:
   Furniture and office equipment.................     333,156        311,481
   Laboratory and shop equipment..................     124,303         89,354
                                                    ----------      ---------
                                                       457,459        400,835
      Less accumulated depreciation...............     252,786        190,658
                                                    ----------      ---------
         Net value of property and equipment......     204,673        210,177
                                                    ----------      ---------
  Other assets:
     Deposits.....................................      23,622         23,622
     Prepaid inventory development costs..........     426,158        486,602
     Patent licenses (net of amortization ).......      49,002         60,873
                                                    ----------      ---------
Total other assets................................     498,782        571,097
                                                    ----------      ---------
            Total assets..........................   7,246,317     $2,291,449
                                                    ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                   June 30,         September 30,
                                                                                     2003                2002
                                                                                 ------------        -------------
                                                                                 (Unaudited)
Current liabilities:
   Accounts payable - trade ..............................................       $    801,678        $    494,650
   Other accrued liabilities .............................................            292,225             280,309
                                                                                 ------------        ------------
         Total current liabilities .......................................          1,093,903             774,959
                                                                                 ------------        ------------

Stockholders equity:

Common stock  $.01 par value:  200,000,000 shares
authorized, 124,443,471 and 92,417,556 shares
issued and outstanding at June 30, 2003 and
September 30, 2002, respectively .........................................          1,244,435             924,176

Series A 10% Convertible Preferred Stock -- $1,000 par value: 7,000 shares authorized, 1,147 and 1,131 shares issued and outstanding at June
30, 2003 and September 30, 2002, respectively ............................          1,163,900           1,130,500

Series B 8% Convertible Preferred Stock--  $1,000 par value: 5,000 shares authorized, 1,120 and 1,591shares issued and outstanding at June
30, 2003 and September 30, 2002, respectively ............................            984,057           1,396,285

   Additional paid-in capital ............................................         56,306,820          41,885,610

    Accumulated deficit ..................................................        (53,546,798)        (43,820,081)
                                                                                 ------------        ------------

          Total stockholders' equity .....................................          6,152,414           1,516,490
                                                                                 ------------        ------------

                Total liabilities and stockholders' equity ...............       $  7,246,317        $  2,291,449
                                                                                 ============        ============

See accompanying notes.

                               CELSION CORPORATION

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                              Three Months Ended June 30,         Nine Months Ended June 30,
                                              ---------------------------         --------------------------
                                                 2003             2002              2003             2002
                                                 ----             ----              ----             ----
Operating expenses:
 General and administrative ...........    $     925,279     $     987,306     $   2,906,344     $   3,526,959
 Research and development .............        1,929,435         1,646,710         6,679,423         4,529,706
                                           -------------     -------------     -------------     -------------
    Total operating expenses ..........        2,854,714         2,634,016         9,585,767         8,056,665
                                           -------------     -------------     -------------     -------------
Loss from operations ..................       (2,854,714)       (2,634,016)       (9,585,767)       (8,056,665)
Loss from disposal of property and
equipment .............................               --                --                --            (1,825)
Interest income .......................            5,248            11,154            14,463            40,962
                                           -------------     -------------     -------------     -------------
Loss before income taxes ..............       (2,849,466)       (2,622,862)       (9,571,304)       (8,017,528)

Income taxes ..........................               --                --                --                --
                                           -------------     -------------     -------------     -------------

Net loss ..............................    $  (2,849,466)    $  (2,622,862)       (9,571,304)    $  (8,017,528)
Beneficial conversion feature of
Series B 8% Convertible Preferred Stock               --          (252,000)               --          (252,000)
Dividends on preferred stock ..........          (49,546)          (35,645)         (155,412)          (80,909)
                                           -------------     -------------     -------------     -------------
Net loss attributable to common
stockholders ..........................    $  (2,899,012)    $  (2,910,507)    $  (9,726,716)    $  (8,350,437)
                                           =============     =============     =============     =============
Net loss per common share (basic) .....    $       (0.03)    $       (0.03)    $       (0.09)    $       (0.10)
                                           =============     =============     =============     =============
Weighted average shares outstanding ...      114,611,288        90,033,347       106,151,507        85,909,745
                                           =============     =============     =============     =============

See accompanying notes.

                               CELSION CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Nine Months Ended June 30,
                                                                  --------------------------
                                                                    2003             2002
                                                                    ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...............................................    $ (9,571,304)    $ (8,017,528)
  Non-cash items included in net loss:
     Depreciation and amortization .......................          73,999           60,296
     Common stock  and stock options
      issued for compensation and other operating expenses       3,292,705          519,122
     Legal settlement expense ............................              --          476,724
     Loss on disposal of property and equipment ..........              --            1,825
  Net changes in:
     Other receivables ...................................        (142,284)           1,169
     Inventories .........................................        (221,520)        (123,195)
     Prepaid expenses ....................................         (97,192)         (45,012)
     Other current assets ................................              --         (265,516)
     Prepaid inventory development costs .................          60,444               --
     Accounts payable-trade ..............................         307,028          375,332
     Other accrued liabilities ...........................          11,916           55,478
                                                              ------------     ------------
        Net cash used by operating
          activities .....................................      (6,286,208)      (6,961,305)
                                                              ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and
      equipment ..........................................         (56,624)         (43,898)
                                                              ------------     ------------
       Net cash used by investing
         activities ......................................         (56,624)         (43,898)
                                                              ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of stock
    issuances ............................................      10,914,523        7,615,008
                                                              ------------     ------------
       Net cash provided by financing activities .........      10,914,523        7,615,008
                                                              ------------     ------------
NET INCREASE IN CASH .....................................       4,571,691          609,805
Cash at beginning of period ..............................         928,819        2,510,136
                                                              ------------     ------------
Cash at end of the period ................................    $  5,500,510     $  3,119,941
                                                              ============     ============


See accompanying notes.

                               CELSION CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 1. Basis of Presentation

         The accompanying unaudited condensed financial statements of Celsion Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three- and nine-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending September 30, 2003. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2002.

Note 2. Common Stock Outstanding and Per Share Information

         For the three- and nine-month periods ended June 30, 2003 and 2002, per share data is based on the weighted average number of shares of common stock outstanding. Outstanding warrants and options which can be converted into common stock are not included, as their effect is anti-dilutive.

Note 3. New Accounting Pronouncements

                In December 2002, the Financial Accounting Standards Boards
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No.
148) which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No.
123). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires disclosures in annual and interim financial statements of the effects of stock-based compensation as reflected below.

         In January 2003, the FASB issued interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of variable interest entities (VIE). The provisions of FIN 46 are effective July 1, 2003, for VIE created on or before January 31, 2003, and immediately for VIE created after January 31, 2003. The Company has determined that the implementation of this standard will not have a material effect on its financial statements.

         In January 2003, the Emerging Issues Task Force (EITF) of the FASB released issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which is effective for revenue arrangements entered into on or after July 1, 2003. This issue addresses certain aspects of accounting for arrangements under which a company will perform multiple revenue-generating activities. Specifically, it addresses whether and/or how to separate multiple-deliverable arrangements and how to allocate revenue among those deliverables. The Company has determined that EITF issue No. 00-21 will not have a material effect on its financial statements.

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003. This Statement amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities. The Company has determined that the implementation of this standard will not have a material effect on its financial statements.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which was effective May 31, 2003 for new or modified financial instruments and July 1, 2003 for existing financial instruments. This Statement addresses the classification and measurement of financial instruments with characteristics of both liabilities and equity. The Company has determined that the implementation of this standard will not have a material effect on its financial statements.

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

                                                 Three Months Ended June 30,        Nine Months Ended June 30,
                                                 ---------------------------        --------------------------
                                                    2003             2002             2003             2002
                                                    ----             ----             ----             ----
Net loss attributable to common
stockholders, as reported .................    $ (2,899,012)    $ (2,910,507)    $ (9,726,716)    $  (8,350,437)
Add: Stock-based employee compensation
expense included in reported net loss, net
of related tax effects ....................         783,250               --          783,250                --

Deduct: Total stock-based employee
compensation expense determined using the
fair value based method for all awards, net
of related tax effects ....................        (822,861)              --       (1,098,333)         (980,962)
                                               ------------     ------------     ------------     -------------
Pro forma net loss ........................    $ (2,938,623)    $ (2,910,507)    $(10,041,799)    $  (9,331,399)
                                               ============     ============     ============     =============
Loss per shares:

Basis - as reported .......................    $      (0.03)    $      (0.03)    $      (0.09)    $       (0.10)
                                               ============     ============     ============     =============
Basic - pro forma .........................    $      (0.03)    $      (0.03)    $      (0.09)    $       (0.11)
                                               ============     ============     ============     =============


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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2003
and Three Months Ended June 30, 2002

         There were no product sales for the three months ended June 30, 2003 and 2002. No product revenues are expected until the Company's equipment incorporating new technologies receives the necessary approvals from governmental regulatory agencies and the Company begins to market such equipment. The new equipment is currently in pivotal Phase II clinical testing.

         General and administrative expense decreased by 6% to $925,279 for the three months ended June 30, 2003, from $987,306 for the comparable period in 2002. The decrease of $62,027 is the result a decrease in consulting expenses compared to 2002, offset by recognition of compensation expense related to employee stock options.

         Research and development expense increased by 17% to $1,929,435 for the current quarter from $1,646,710 for the three months ended June 30, 2002. The increase of $282,725 in the current quarter was the result of recognition of compensation expense related to employee stock options.

         The net increase in expenditures discussed above resulted in an increase in the loss from operations for the three month period ended June 30, 2003 of $220,698, or 8%, to $2,854,714 from $2,634,016 in the comparable period during the prior fiscal year.

         Interest income net of interest expense decreased by 53% to $5,248 for the quarter ended June 30, 2003 from $11,154 during the comparable quarter in 2002. The decrease of $5,906 was due to a combination of lower average cash balances and lower average interest rates. Preferred stock dividends increased by 39% to $49,546 for the quarter ended June 30, 2003 from $35,645 in the comparable period during the prior fiscal year. The increase of $13,901 in the current quarter was due to the issuance of 2,000 shares of Series B 8% Convertible Preferred Stock in June 2002, the dividends on which were reflected for only a portion of the quarter ended June 30, 2002.

Comparison of Nine Months Ended June 30, 2003
and Nine Months Ended June 30, 2002

         There were no product sales for the nine months ended June 30, 2003 and 2002. No product revenues are expected until the Company's equipment incorporating new technologies receives the necessary approvals from governmental regulatory agencies and the Company begins to market such equipment. The new equipment is currently in pivotal Phase II clinical testing.

         General and administrative expense decreased by 18% to $2,906,344 for the nine months ended June 30, 2003, from $3,526,959 for the comparable period in 2002. The decrease of $620,615 was primarily due to the fact that, during the nine months ended June 30, 2002, the Company incurred costs associated with settlement of its then ongoing lawsuit with Warren C. Stearns and his associates. Under the terms of the settlement, Celsion issued to the Stearns group certain common stock purchase warrants that were at issue in the litigation, together with additional warrants as compensation for relinquishment of certain anti-dilution rights under the disputed warrants and $265,000 in cash to reimburse Stearns for costs incurred up to the settlement date. In addition, during that nine-month period in 2002, the Company accrued remaining amounts due to Spencer J. Volk, its former President and Chief Executive Officer, under the terms of the agreement governing his retirement. Finally, during the nine months ended June 30, 2002, the Company incurred consulting costs related to the exploration of the feasibility of setting up a business in China (including Hong Kong, Taiwan and Macao). Such expenses were non-recurring items.

         Research and development expense increased by 47% to $6,679,423 for the current nine-month period from $4,529,706 for the nine months ended June 30, 2002. The increase of $2,149,717 was the result of (1) a payment of $2,175,014 to Duke University pursuant to an obligation under the License Agreement between the Company and Duke University, which was satisfied by the issuance of 3,805,366 shares of the Company's common stock to Duke University on January 16, 2003. (2) recognition of compensation expense related to employee stock options partially offset by a reduction in clinical trial costs.

         The net increase in expenditures discussed above resulted in an increase in the loss from operations for the nine-month period ended June 30, 2003 of $1,529,102, or 19%, to $9,585,767 from $8,056,665 in the comparable period during the prior fiscal year.

         Interest income net of interest expense decreased by 65% to $14,463 for the nine-month period ended June 30, 2003 from $40,962 during the comparable period in 2002. The decrease of $26,499 was due to a combination of lower average cash balances and lower average interest rates. Preferred stock dividends increased by 92% to $155,412 for the nine-month period ended June 30, 2003 from $80,909 in the comparable period the prior year. The increase of $74,503 in the current period was due to the issuance of 2,000 shares of Series B 8% Convertible Preferred Stock in June 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of $53,546,798 at June 30, 2003. We have incurred negative cash flows from operations since our inception and have funded our operations primarily through the sale of equity securities. As of June 30, 2003, we had cash of $5,500,510 and total current assets of $6,542,862, compared with current liabilities of $1,093,903, resulting in a working capital surplus of $5,448,959. As of September 30, 2002, we had $928,819 in cash and total current assets of $1,510,175, compared with current liabilities of $774,959, which resulted in a working capital surplus of $735,216 at fiscal year end. Net cash used in the Company's operating activities was $6,286,208 for the nine months ending June 30, 2003.

         During the nine months ended June 30, 2003, we have expended approximately $9,585,767 for clinical testing of our breast cancer, Benign Prostatic Hyperplasia (BPH) and prostate cancer treatment systems, as well as corporate overhead. For all of fiscal year 2003, we expect to expend a total of approximately $12,500,000 for such clinical testing and overhead, which we expect to fund from our current resources. The foregoing amounts are estimates based upon assumptions as to the availability of funding, the scheduling of institutional clinical research and testing personnel, the timing of clinical trials and other factors, not all of which are fully predictable. Accordingly, estimates and timing concerning projected expenditures and programs are subject to change.

         On October 15, 2002, Celsion completed a private placement resulting in net proceeds of approximately $775,000 and, on November 12, 2002, Celsion completed a private placement generating approximately $300,000 in net proceeds. On December 31, 2002, we received further funding through a private placement of $425,000 and issuance of a note in the amount of $500,000 payable to Boston Scientific Corporation. In the nine-month period ended June 30, 2003, Celsion received $4,414,523 in cash upon exercise of stock purchase warrants and options

         On January 21, 2003, Celsion reached an agreement with Boston Scientific Corporation under which Boston Scientific will market and distribute the Company's BPH treatment system. In connection with this agreement, Boston Scientific purchased 9,375,354 shares of Celsion common stock for an initial investment of $5,000,000 and agreed to invest an additional $10 million in a combination of equity and licensing fees upon Celsion meeting certain milestones. The initial investment was sufficient to repay the $500,000 note issued to Boston Scientific on December 31, 2002 and is expected to be sufficient to fund the Company's operations through the end of fiscal year 2003. Further investments by Boston Scientific would contribute to Celsion's funding requirements for the future.

          In July 2003, Celsion received an additional $765,550 in cash upon exercise of stock purchase warrants and options. Celsion also completed a private placement in July 2003, generating $7,317,346 in gross proceeds.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

         We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) under the supervision of our Chief Executive Officer and Chief Financial Officer as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2003, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that Celsion files or submits under the Exchange Act is recorded, processed, summarized and reported in a timely manner. In designing, implementing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and implemented, may not be effective in all circumstances. However, we believe that our disclosure controls and procedures provide reasonable assurance of achieving the desired disclosure control objectives.

         There have not been any significant changes in our internal controls or in other factors subsequent to the date the evaluation was completed that could significantly affect such controls and no corrective actions have been required with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

          There are currently no legal proceedings that are not within the normal course of business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         During the fiscal quarter ended June 30, 2003, the Company issued the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act"):

                  During the quarter, the Company issued a total of 683,608 shares of its common stock to the holders of shares of its Series A 10% Convertible Preferred Stock and Series B 8% Convertible Preferred Stock upon conversion of 43 shares of Series A Convertible Preferred Stock and 308 shares of Series B Convertible Preferred Stock. These common shares are restricted stock, endorsed with the Company's standard restricted stock legend, with a stop transfer instruction recorded by the transfer agent. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

                  During the quarter, from time to time the Company also issued a total of 91,504 shares of its common stock to three outside consultants for services valued at $39,500. These shares are restricted stock, endorsed with the Company's standard restricted stock legend, with stop transfer instructions recorded by the transfer agent. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

                  At various times during the quarter, the Company issued a total of 11,013,069 shares of its common stock for a cash consideration of $4,281,006 to holders of stock purchase warrants upon exercise of such warrants. These shares are restricted stock, endorsed with the Company's standard restricted stock legend, with stop transfer instructions recorded by the transfer agent. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5   OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.

               11          Computation of Earnings Per Share.

               31.1        Certification of Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2        Certification of Chief Financial Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)   Reports on Form 8-K.

             None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:     August 14, 2003


                             CELSION CORPORATION
                             -------------------
                             Registrant

                       By:   /s/ Augustine Y. Cheung
                             --------------------------
                             Augustine Y. Cheung
                             President and Chief Executive Officer



                       By:   /s/Anthony P. Deasey
                             --------------------------
                             Anthony P. Deasey
                             Executive Vice President-Finance and Administration (Principal Financial and Chief Accounting Officer)

                                                                     EXHIBIT 11

                               CELSION CORPORATION
                        COMPUTATION OF EARNINGS PER SHARE

    -----------------------------------------------------------------------------------------------------------------
                                            Three Months Ended June 30,             Nine Months Ended June 30,
    -----------------------------------------------------------------------------------------------------------------
                                            2003                2002                  2003               2002
    -----------------------------------------------------------------------------------------------------------------
    Net loss attributable to common     $(2,899,012)        $(2,874,862)          $(9,726,716)       $(8,350,437)
    stockholders
    -----------------------------------------------------------------------------------------------------------------

    Net (loss) income per common          $(0.03)              $(0.03)              $(0.09)             $(0.10)
    share*
    -----------------------------------------------------------------------------------------------------------------

    Weighted average shares             114,611,288          90,033,347           106,151,507         85,909,745
    outstanding
    -----------------------------------------------------------------------------------------------------------------



* Common stock equivalents have been excluded from the calculation of net loss per share as their inclusion would be anti-dilutive.