Form 10-K
period 2003-09-30
CELSION CORP
filed 2003-12-29
CIK 749647

-------------------------------
                                                  OMB APPROVAL
                                                 -------------------------------
                                                  OMB Number: 3235-0063
                                                  Expires:  July 31, 2006
                                                  Estimated average burden
                                                  hours per response..1,196.00.
                                                 -------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ___________TO _________

                        COMMISSION FILE NUMBER 000-14242

                               CELSION CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                 52-1256615
---------------------------------------    -------------------------------------
      State or Other Jurisdiction                   (I.R.S.  Employer
    of Incorporation or Organization                Identification No.)

      10220-L OLD COLUMBIA ROAD
          COLUMBIA, MARYLAND                            21046-1705
---------------------------------------    -------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

                                 (410) 290-5390
             ------------------------------------------------------
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange on
          Title of Each Class                       Which Registered
---------------------------------------    -------------------------------------

---------------------------------------    -------------------------------------
 COMMON STOCK, PAR VALUE $.01 PER SHARE          AMERICAN STOCK EXCHANGE
---------------------------------------    -------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                                 Not Applicable
             ------------------------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     As of December 15, 2003, 147,915,201shares of the Registrant's Common Stock were issued and outstanding. As of March 31, 2003, the aggregate market value of voting common stock held by non-affiliates of the Registrant was approximately $42,871,985, based on the closing price for the Registrant's Common Stock on that date as quoted on The American Stock Exchange.

      PERSONS WHO RESPOND TO THE COLLECTION OF INFORMATION CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND UNLESS THE FORM
      DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.

                                     PART I

ITEM 1.  BUSINESS

                                     GENERAL

         Celsion Corporation, based in Columbia, Maryland, is a biotechnology company dedicated to the development and commercialization of treatment systems for cancer and other diseases using focused heat energy, either administered alone or in combination with other therapeutic devices, heat-activated genes and heat-activated drugs. We have completed clinical trials and made our application for premarketing approval (PMA) to the Food and Drug Administration (FDA) for our Mircrofocus BPH 800 Microwave Urethroplasty(TM) (BPH 800) system for the treatment of Benign Prostatic Hyperplasia, or BPH, a chronic condition of enlargement of the prostate common in older men. In addition, we are currently in active clinical development of (i) systems using our Adaptive Phased Array
(APA) focused microwave technology, licensed from the Massachusetts Institute of Technology (MIT), to treat both early stage cancer and locally advanced breast cancer, and (ii) heat-activated liposome technology, licensed from Duke University, to deliver chemotherapeutic drugs for the treatment of prostate and liver cancer. In addition, our gene-based Cancer Repair Inhibitor (CRI), licensed from Memorial Sloan-Kettering Cancer Center (Sloan-Kettering), is in late-stage animal testing.

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

         PREVALENCE OF BPH

         As BPH is an age-related disorder, its incidence increases with maturation of the population. Industry estimates suggest that 9 million men in the United States experience BPH symptoms and that more than 26 million men are affected by BPH worldwide. As the United States population continues to age, the prevalence of BPH can be expected to continue to increase. It is generally estimated that approximately 50% of all men over the age of 55 and 90% of all men over 75 will have BPH symptoms at various times. Industry studies estimate the overall costs of BPH therapy for those patients currently seeking treatment to be approximately $2.5 to $3.0 billion annually in the United States and $8.0 to $10.0 billion worldwide.

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

         Other, less radical, surgical procedures, generally categorized as "minimally invasive" (MI) therapies, are available as alternatives to the TURP procedure. The primary MI treatments use microwave heating (TUMT) to treat BPH by ablating the obstructing portion of the prostate. TUMT involves sedation, catheterization and high levels of heat to ablate a portion of the prostate. Two other MI therapies--interstitial RF therapy and laser therapy--employ, respectively, concentrated radio frequency (RF) waves or laser radiation to reduce prostate swelling by cauterizing tissue instead of removing it with a surgical knife. However, these procedures require puncture incisions in order to insert cauterizing RF or laser probes into the affected tissue and, therefore, also involve the use of a full operating facility and anesthesia, as well as the burning of prostate tissue by the probes. Although these procedures result in less internal bleeding and damage to the urethra than the TURP procedure and may decrease the adverse effects and costs associated with surgery, anesthesia and post-operative tissue recovery, they do not entirely eliminate these adverse consequences.

         Finally, drug therapy has emerged as an alternative to surgery in the last several years. There are several drugs available for BPH treatment, the two most widely prescribed being Hytrin(R) and Proscar(R). Hytrin(R) works by relaxing certain involuntary muscles surrounding the urethra, thereby easing urinary flow, and Proscar(R) is intended actually to shrink the enlarged gland. However, industry studies have asserted that drug therapy costs $500 to $800 per year or more, must be maintained for life and does not offer consistent relief to a large number of BPH patients. In fact, studies have shown that 45% of patients who begin drug therapy for BPH drop out within the first year, primarily due to the ineffectiveness of currently available drug therapies. All of the currently available BPH drugs also have appreciable side effects.

         Accordingly, neither the medicinal treatments nor the surgical alternatives currently available for BPH appear to provide fully satisfactory, cost-effective treatment solutions for BPH sufferers.

         CELSION BPH TREATMENT SYSTEM

         We have developed a BPH treatment system--the BPH 800 system--that combines our microwave thermotherapy capability with a proprietary balloon compression technology licensed from MMTC, Inc. The system consists of a microwave generator and conductors and a computer and computer software programs that control the focusing and application of heat, plus a specially designed balloon catheter, and consists of two fundamental elements:

    - Celsion's proprietary catheter, incorporating a balloon enlargement device, delivers computer-controlled transurethral microwave heating directly to the prostate at temperatures greater than 44(degrees)C (111(degrees) F).

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

         Pre-clinical animal studies have demonstrated that a natural "stent," or reinforced opening, in the urethra forms after the combined heat plus compression treatment. In addition, the BPH system's relatively low temperature (43(degrees) C to 45(degrees) C) appears to be sufficient to kill prostatic cells surrounding the urethra wall, thereby creating space for the enlargement of the urethra opening. However, the temperature is not high enough to cause swelling in the urethra.

         Celsion's investigational minimally invasive BPH 800 system is designed to overcome the limitations of all three of the current treatment systems. It is designed to be a relatively painless, rapid procedure that delivers the efficacy of surgical treatments without significant risks and the potential for life-altering side effects. The potential benefits of the BPH 800 system include walk-in, outpatient treatment that can be completed in less than an hour; no required sedation; generally no post-operative catheterization; and rapid symptomatic relief from BPH.

         Ultimate FDA approval for a device such as our equipment typically requires two phases of clinical testing. The purpose of Phase I testing is to show feasibility and safety. Phase I testing involves a small group of patients. Phase II testing may involve as many as 160 patients and is designed to show safety and efficacy. The FDA approved an Investigational Device Exemption, or IDE, to allow clinical testing of our BPH system, in June 1998 and we completed initial Phase I clinical feasibility human trials of the BPH system at Montefiore Medical Center in May 1999. In the Phase I trials, the combination of computer-controlled microwave heat and balloon catheter expansion was able to increase peak flow rates and to provide immediate relief of symptoms caused by BPH. In addition, we undertook an expanded Phase I study to test an accelerated treatment protocol, which was completed in May 2000, at Montefiore Medical Center. In July 2000, the FDA approved the commencement of multiple-site Phase II studies to collect the safety and efficacy data necessary for FDA premarketing approval for commercialization. All 160 patients required to be treated under the Phase II trial were treated as of November 29, 2001 and, as of that date, we submitted the first two of three required modules to the FDA in support of the PMA. We submitted the last module, consisting of clinical data, on March 24, 2003 and responded to FDA enquiries on August 18, 2003 when the FDA accepted our submission as filed. If our BPH system meets all requirements for

FDA approval and receives such approval, we intend to begin marketing the BPH system as promptly as possible following receipt of such approval.

         Based on the information we have collected to date, we believe that our BPH system has the potential to deliver a treatment that is performed in approximately 45 minutes on an outpatient basis, would not require post-treatment catheterization and that would deliver symptomatic relief and an increase in urinary flow rates promptly after the procedure is completed.

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

         Heat therapy (also known as hyperthermia or thermotherapy) is a historically recognized method of treatment of various medical conditions, and heat therapy has been used in the past to treat malignant tumors in conjunction with radiation and chemotherapy. As summarized in the Fourth Edition of Radiobiology for the Radiologist, published in 1994 by J.B. Lippincott Company, in 24 independent studies on an aggregate of 2,234 tumors, treatment consisting of heat plus radiation resulted in an average doubling of the complete response rate of tumors, compared to the use of radiation alone. The complete response rate for this purpose means the total absence of a treated tumor for a minimum of two years. Comparable increases in the complete response rate were reported with the use of heat combined with chemotherapy. In addition, it has been demonstrated on numerous occasions that properly applied heat, alone and without the concurrent use of radiation or chemotherapy, can also kill cancer cells.

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

         NEW MICROWAVE TECHNOLOGY FROM MIT

         In 1993, we began working with researchers at MIT who had developed, originally for the United States Defense Department, the microwave control technology known as "Adaptive Phased Array", or APA. This technology permits properly designed microwave equipment to focus and concentrate energy targeted at diseased tissue areas deep within the body and to heat them selectively, without adverse impact on surrounding healthy tissue. In 1996, MIT granted us an exclusive worldwide license to use this technology for medical applications and since that time we have concentrated on developing a second generation of Microfocus equipment capable of focusing microwave energy on specific tissue areas. We have incorporated the APA technology in our second-generation microwave therapy equipment.

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

         The Phase II trials consist of two protocols--the first is designed to ablate (kill) small breast tumors including microscopic lesions in the margin of the tumor, leaving the margins clear of viable cancer cells using heat alone and the second is designed to downsize large breast cancer tumors using a combination of heat and chemotherapy, thus allowing a surgeon to perform a lumpectomy rather than a mastectomy, thereby preserving the affected breast. These trials are currently under way at St. Joseph's Hospital Breast Center in Orange, California, Harbor-UCLA Medical Center in Torrance, California, the University of Oklahoma at Oklahoma City, Comprehensive Breast Center of Coral Springs in Coral Springs, Florida, Mroz-Baier Breast Care Center in Memphis, Tennessee, Lynne Clark, M.D. in Tacoma, Washington, Breast Care Specialists in Norfolk, Virginia, Breast Care in Las Vegas, Nevada and Bolton Breast Unit, Royal Bolton Hospital in Bolton, England. If the Phase II trials are successful, we expect to apply for the addition of a new indication of use to the existing FDA premarketing approval for our Microfocus equipment, denoting that the system can be used to destroy cancerous tumors and viable cancer cells within the human breast through the application of focused microwave heat energy alone.

THERMODOX(TM) (DOXORUBICIN(R) ENCAPSULATED IN HEAT-ACTIVATED LIPOSOME)

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

         Celsion and Duke University are pursuing further development work and pre-clinical studies aimed at using the new thermo-liposome technology in conjunction with our focused heat technology for a variety of cancer applications. We view the Duke thermo-liposome technology as a highly promising improvement in the delivery of medicines used to combat serious diseases. For example, the drugs used to fight cancer in chemotherapy regimens are often toxic when administered in large quantities, and produce nausea, vomiting, and exhaustion--all side effects of the body being poisoned. However, if such a drug can be delivered directly to a tissue area where it is needed, as opposed to being distributed through the entire circulatory system, the local concentration of the drug could be increased without the side effects that accompany large systemic dosing.

         DEVELOPMENT OF THERMO-SENSITIVE LIPOSOMES

         A team of Duke University scientists has developed heat-sensitive liposomes comprised of materials that rapidly change porosity when heated to a specific point. As the heat-sensitive liposomes circulate within the small arteries, arterioles, and capillaries, the drug contents of the liposomes are released at significantly higher levels in those tissue areas that have been heated for 30 to 60 minutes than in areas that do not receive heat. In animal trials, it has been determined that 50 times the amount of drugs carried by heat-sensitive liposomes was deposited at a specific heated tissue site, when compared to conventional liposomes. We have been a sponsor of this research, which is part of a larger Duke University project to develop new temperature-sensitive liposomes, temperature-sensitive gene promoters and related compounds, and we are the exclusive licensee of Duke University's heat-activated liposome technology.

         Celsion's focused microwave equipment is used to provide minimally invasive heating of cancerous tumors to trigger heat-activated liposomes within the tumors. The heat-activated liposomes, which encapsulate chemotherapeutic agents, are injected into the bloodstream where they remain encapsulated until they release their drug payload inside the heated tumor. In preliminary tumor growth delay studies conducted at Duke University, tumor-bearing mice received a single intravenous injection of the liposome with a 5 mg per kilogram Doxorubicin(R) concentration. This was immediately followed by heating of the tumor to 42(degrees)C (108(degrees)F) for one hour. The result of the study was a complete regression of the tumors in 11 out of 11 mice. These animals remained disease free through 60 days of the study.

         In November 2001, we completed large animal toxicity studies involving ThermoDox(TM), our Doxorubicin(R)-laden thermo-liposome, at the Roswell Park Cancer Institute, a cancer research organization in Buffalo, New York, and at Dartmouth Hitchcock Medical Center, a teaching hospital associated with Dartmouth Medical College. In March 2002, we filed an IND application with the FDA for the use of ThermoDox in the treatment of prostate cancer using our Microfocus equipment as the means of heat-activation. The IND became effective in June 2002 and we have had a Phase I clinical trial underway at Roswell Park and Regional Urology in Shreveport, Louisiana since May 28, 2003.

         In addition, in January 2001, we entered into a Material Transfer Agreement, or MTA, with the National Cancer Institute, or NCI, under which we are supplying ThermoDox to enable the NCI to conduct clinical trials on liver cancer. NCI is using an RF heating device to ablate the tumors and to heat the liver, activating ThermoDox to kill peripheral cancer cells. Liver cancer has yet to be successfully treated with existing treatment modalities. NCI is currently completing pre-clinical studies and we filed an IND for the treatment of liver cancer on December 22, 2003.

         ALLIED TECHNOLOGY

         On July 18, 2003, we entered into an additional license agreement with Duke, pursuant to which we have obtained exclusive rights to an advanced phased array radio frequency heating system designed specifically for use with chemotherapeutic drugs for the treatment of locally advanced breast cancer. The system, developed by Duke engineers, uses RF energy to warm a woman's breast to approximately 42(degrees) C to enhance the effectiveness of liposomal chemotherapeutic compounds. During the treatment, the breast is immersed in a pool of distilled water, which helps distribute the heat evenly around the breast, thus preventing skin burns and "hot spots," which often create pain. Skin burns and hot spots have, up to now, limited the use of RF hyperthermia as an effective means for treatment of breast cancer.


         This heating system is currently being clinically evaluated at Duke. A Phase I trial has been completed and a Phase II trial is underway. The combination of trials was designed to demonstrate the system's ability to enhance the combined therapeutic effect of liposomal encapsulations of Doxorubicin(R) plus traditional paclitaxel (Taxol(R)) in the management of locally advanced breast cancer. Results of the Phase I study, which included 21 women, indicated that tumor growth was halted in all of the women participating in the trial and that 50% of the treated tumors were reduced in size. Eleven percent of the trial participants had complete pathologic responses, meaning no cancer was found in the breast tissue upon analyzing its surgical remains, and 33% of patients had complete clinical responses, meaning visible signs of the tumor could no longer be detected. An additional 17% of trial participants were converted from mastectomy candidates to lumpectomy candidates. Celsion intends to work with Duke University staff to explore the potential for using this heating system in combination with ThermoDox to treat breast cancer.

         PRODUCTION OF HEAT-SENSITIVE LIPOSOMES

         We have established a relationship with Celator Corporation of Vancouver, Canada to provide Quality System Regulation, or QSR (formerly Good Manufacturing Practices, or GMP), production of our heat-activated liposome for our completed large animal toxicity studies and our planned Phase I clinical study in humans. Celator is a leading drug formulation and discovery company that specializes in liposome drug development. In November 2002, Celsion engaged Northern Lipids Limited, a Vancouver, Canada-based liposome consulting firm, to develop a scaled-up manufacturing process for this product and, in September 2003, we engaged Baxter Pharmaceuticals to produce the liposomes on a commercial scale.

HEAT-ACTIVATED, GENE-BASED CANCER REPAIR INHIBITORS

         BACKGROUND

         Cancer cells have the ability to repair themselves after radiation or chemotherapy. Thus, patients require repeated treatments to destroy substantially all of the cancer cells. Celsion has licensed from Sloan-Kettering a biomedical innovation that promises significant improvements in cancer therapy. Sloan-Kettering has developed a biological modifier that inhibits cancer cells' ability to repair themselves. Activated by focused heat, this Cancer Repair Inhibitor, or CRI, temporarily disables the repair mechanism of cancer cells, making it possible to reduce significantly the number of radiation/chemotherapy treatments and/or lower the treatment dosage.

         A standard approach to treating cancer is radiation therapy combined with chemotherapy. High doses of radiation kill cancer cells or keep them from dividing, but produce chronic or acute side effects, including fatigue, neutropenia, anemia and leucopenia. In addition, depending on the location of the tumor, other acute side effects may occur, including diarrhea, alopecia and various foreign ulcers. Chemotherapy presents comparable or more serious side effects.

         Oncologists are looking for ways to mitigate these side effects. In radiation therapy, these mitigating techniques include hyperfractionated radiation, intra-operative radiation, three-dimensional radiation, stereotactic radiosurgery and the use of radio-labeled monoclonal antibodies and radio sensitizers. CRI falls into this latter category because it "sensitizes" a cancer cell for treatment by making it more susceptible to DNA-damaging agents such as heat, chemicals or radiation. A product of advances in the understanding of the biology of cancer, CRI is one of a new class of "biologics" that we expect to become part of the cancer treatment protocol.

         THE CELSION TECHNOLOGY--CRI PLUS FOCUSED HEAT

         CRI can be activated in tumors by minimally invasive focused heat in the range of 41(degrees) C (106(degrees) F). This focused heat may be generated by Celsion's Adaptive Phased Array microwave technology or other heating systems. Having increased the susceptibility of cancer cells to DNA-damaging agents, radiation and chemotherapy treatment may then be administered with less frequency and/or at lower doses than currently is possible. CRI would then deactivate and the patient would resume normal post-treatment care.

         In September 2001, scientists at Sloan-Kettering successfully completed pre-clinical laboratory feasibility demonstrations to assess safety and biological activity of CRI. In December 2001, a small animal feasibility study was completed at Sloan-Kettering's Good Laboratory Practice (GLP) facility to assist in drug formulation. Further studies with large animals to assess toxicity effects are expected to be conducted and the Company hopes to be in a position to commence Phase I clinical (human) trials around the end of calendar year 2004. At such time as we determine safety and dosage in our preliminary studies, we expect to form partnership(s) with one or more drug companies to scale up manufacturing for larger pivotal studies.

         In May 2000, we entered into an exclusive worldwide agreement with Sloan-Kettering for the commercial rights to the heat-activated gene therapy technology developed by Sloan-Kettering. In the June 15, 2003 issue of Cancer Research, a Sloan-Kettering scientist summarized the scientific and clinical rationale leading to the successful development of the heat-activated anti-sense genetic modifier and the pre-clinical evaluations, which demonstrated the feasibility of its use as a potent radiation sensitizer for the treatment of cancer.

         In addition, in the July 1, 2000 issue of Cancer Research, a Duke University research scientist reported on his initial use of heat to activate gene therapy and to increase the production in animals of Interleukin-12, a genetic protein, in order to delay tumor growth. On August 8, 2000, we entered into an agreement with Duke University, subsequently renewed for consecutive six-month periods, under which Celsion has the right, for a period of six months thereafter, to negotiate an exclusive license for this technology.

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

Using our management and staff, scientific advisory personnel and available financial resources, we are focusing our efforts on the following goals:

o    Short-Term Goals: 12 to 24 Months

     - complete PMA approval process, obtain PMA and commercialize our BPH treatment system;

     - complete the development, clinical testing, and commercialization of our second generation technology for the eradication of cancerous breast tumors; and

     - pursue the development and testing of targeted drug delivery via heat-sensitive liposomes for the purpose of concentrating chemotherapeutic drugs at tumor sites.

o    Longer-Term Goals: Beyond 24 Months

     - continue the development of gene therapy to improve significantly the effectiveness of radiation and chemotherapy on tumors; and

     - initiate, either alone or with partners, the development of cost-effective enhancements and variations of our technology, including a version of our Microfocus equipment for treating prostate and other cancers, and additional potential applications for heat-sensitive liposome therapy and heat-activated gene therapy in the treatment of inflammatory, infectious and genetic diseases.

         We anticipate that, in the near term (up to 24 months), the source of our revenues will be from our proprietary technology for BPH, if the necessary testing and regulatory approval processes are completed. We intend to generate initial sales through the development of marketing alliances.

         In the longer term (beyond 24 months), we will seek to develop new revenue streams from our current work with Duke University in targeted drug delivery systems and with Sloan-Kettering in gene therapy. We anticipate that revenues will come from the licensing of this technology to pharmaceutical manufacturers and major institutional health care providers who would employ these technologies to deliver drug regimens or gene therapy throughout the body. Also, because this technology is designed to be used in conjunction with our focused heat equipment, we expect that the acceptance of the technology will generate demand for our equipment which, in turn, is expected to create equipment sales revenues. To prepare for future marketing of our heat-sensitive drug delivery systems, we intend to explore the possibilities of forming alliances with medical equipment and pharmaceutical companies.

BPH TREATMENT SYSTEM

         Our BPH treatment system is expected to be marketed to the constituencies critical to its success. In particular, we expect to market to the approximately two million readily identifiable BPH sufferers currently employing drug therapies, as well as the estimated seven million men in the United States afflicted with BPH who are not currently being treated--the "watchful waiters"--with a focused message designed to encourage these BPH sufferers to take advantage of a solution that will relieve their symptoms and help to restore the quality of their lives. We expect that this marketing effort will include the following elements:

o Reimbursement--We have established reimbursement under the TUMT reimbursement code for Medicare patients participating in our Phase II clinical trials. Based on this precedent, we expect that our BPH treatment will be covered in a like manner by private insurers.

o    Targeting Key Constituencies:

     - Urology Practices. We expect first to target large urology practices, starting with the large practices participating in our Phase II trial. We expect that our BPH 800 equipment will be sold to urologists, who will purchase unique disposable catheter kits from Celsion or its marketing partner for each treatment. We believe that urology practices have experienced a loss of revenue to primary care physicians as a result of new drug therapies introduced to treat BPH and other urological disorders and that urologists will be favorably disposed toward our BPH 800 system, which could offer them a significant new revenue source.

     - Patients. We expect BPH sufferers will be targeted through aggressive use of promotional and advertising media. Due to the specificity of our target patient audience (males 50 years and older) and the geographic concentration of retirees, we expect that specific media in well-defined and discrete markets will generate a high level of awareness of the availability of, and interest in, our treatment system. We also expect that the Internet and other electronic methods will be utilized to direct prospective patients to urology offices equipped to perform our BPH 800 procedure.

         Our marketing approach has been designed to bypass primary care physicians, whom we believe to be the most significant barrier to the success of our BPH treatment system. Generally, under current managed care protocols, a patient must first visit his primary care physician who, after reviewing the patient's symptoms, may either treat him or refer him to a specialist. With increasing availability of drug therapies to treat urological disorders, the number of referrals to urologists has been declining. We intend to ensure that BPH sufferers are aware of our BPH 800 treatment system so that they are in a position to insist that they be referred to a urologist to obtain treatment.

         Celsion will not develop an internal sales and marketing capability for its BPH business but, effective January 21, 2003, entered in to a Distribution Agreement with Boston Scientific Corporation (Boston Scientific), pursuant to which Celsion granted Boston Scientific exclusive rights to market and distribute the BPH 800 system and its component parts for the treatment BPH. See "--Strategic Alliances, License Agreements and Proprietary Rights."

         STRATEGIC ALLIANCES, LICENSE AGREEMENTS AND PROPRIETARY RIGHTS

         We have entered into a Distribution Agreement, dated as of January 21, 3003, with Boston Scientific, pursuant to which the Company has granted Boston Scientific exclusive rights to market and distribute our BPH 800 system and its component parts for the treatment of benign prostatic hyperplasia in all territories other than China, Taiwan, Hong Kong, Macao, Mexico and Central and South America for a period of seven years beginning on the Launch Date, defined as the date the Company first ships the product. The parties will share gross sales (less certain defined costs and expenses) attributable to the product. The Company and Boston Scientific have also entered into a Transaction Agreement effective January 20, 2003, pursuant to which, upon attainment of specified milestones by the Company prior to the Launch Date, Boston Scientific will make equity investments in the Company through the purchase of our common stock, par value $0.01 per share (Common Stock) at a premium to the market price for such stock over various measurement periods. On January 21, 2003, Boston Scientific purchased 9,375,354 shares of our Common Stock for $5 million pursuant to the terms of the Transaction Agreement. Pursuant to the Distribution and Transaction Agreements, when the Company meets certain milestones, Boston Scientific will pay us up to an additional $10 million through a combination of license fees and additional equity investments.

         The Company has also granted Boston Scientific the exclusive right to purchase the assets and technology relating to the manufacture, marketing, sale, distribution and/or research and development of products using thermal therapy for the treatment of BPH. This option is exercisable for a period of five years, with the option price being calculated based on worldwide sales of the product subject to the Distribution Agreement, subject to a minimum price of $60 million. Additionally, for a period of up to seven years, the Company has granted Boston Scientific the right to (i) match any unsolicited offer that the Company may receive for any other product developed by the Company and (ii) make a written offer to the Company in the event the Company desires to sell, license or distribute any product developed by it.

         We own three United States patents, which are directed to our Adaptive Phased Array methods of treating breast cancer and BPH. Additionally, we have seven United States patents pending, all of which have been filed internationally. Three of our pending United States patent applications are directed to our BPH treatment system, three are directed to our breast cancer treatment, and one is directed to our monopole deep tumor treatment system. Through our license agreements with MIT, MMTC, Duke and Sloan-Kettering, we have exclusive rights, within defined fields of use, to nine United States patents. Three of these patents relate to the treatment of BPH, four relate to thermotherapy for cancer, including the APA technology, one relates to heat-sensitive liposomes and one relates to gene therapy.

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

         We entered into license agreements with MMTC in 1996 and 2002, pursuant to which we currently have exclusive worldwide rights to MMTC's patents related to its balloon compression technology for the treatment of prostatic disease in humans. Our exclusive rights under the MMTC license agreements extend for the life of MMTC's patents. MMTC currently has patents in the United States and Canada. The terms of these patents expire at various times from April 2008 to November 2014. In addition, MMTC also has patent applications pending in Japan and Europe.

         On November 10, 1999, we entered into a license agreement with Duke University under which we received exclusive rights (subject to certain exceptions) to commercialize and use Duke's thermo-liposome technology. In January 2003, Celsion purchased these rights from Duke upon the issuance 3,895,366 shares of the Company's Common Stock with a value of $2,175,014, subject to any agreement to pay a royalty based upon future sales.

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

         In addition to the rights available to us under completed or pending license agreements, we rely on our own proprietary know-how and experience in the development and use of heat for medical therapies, which we seek to protect, in part, through proprietary information agreements with employees, consultants and others. We cannot offer assurances that these information agreements will not be breached, that we will have adequate remedies for any breach or that these agreements, even if fully enforced, will be adequate to prevent third-party use of our proprietary technology. Similarly, we cannot guarantee that technology rights licensed to us by others will not be successfully challenged or circumvented by third parties, or that the rights granted will provide us with adequate protection.

                                  MANUFACTURING

         To date, Celsion has manufactured its BPH control units in-house. However, Celsion has engaged Sanmina/SCI, an established manufacturer of electronic medical devices, to manufacture BPH controls unit once the product has been approved by the FDA.

         We believe we are best suited to conduct basic research and development activities, to pursue a prototype product through clinical testing and regulatory approval, to engage in initial manufacturing and marketing activities during product launch. Accordingly, we do not intend to engage in large-scale manufacturing with respect to our breast cancer treatment system or other future products, but instead intend generally to outsource the manufacture of final commercial products, components and disposables. Based on past experience, we do not anticipate any significant obstacles in identifying and contracting with qualified suppliers and manufacturers.

                            THIRD-PARTY REIMBURSEMENT

         Third-party reimbursement arrangements will likely be essential to commercial acceptance of our new devices and overall cost-effectiveness and physician advocacy will be keys to obtaining such reimbursement. We believe that our equipment can be used to deliver treatment at substantially lower total cost than surgical treatments for BPH or cancer or than continuous drug therapy. Consequently, we believe that third-party payors seeking procedures that provide quality clinical outcomes at relatively lower cost will help drive acceptance of our products.

         For BPH, our strategy is to use reimbursement codes currently approved for TUMT in the United States and which have been approved for Medicare patients in connection with BPH treatment in our Phase II clinical trials. For breast cancer, we expect that our strategy for obtaining new reimbursement authorizations in the United States will be to obtain appropriate reimbursement codes and to perform studies in conjunction with clinical trials to establish the efficacy and cost-effectiveness of the procedures as compared to surgical and drug treatments for cancerous breast tumors.

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

          In July 2003, the editorial panel of the American Medical Association
(AMA) assigned a new Current Procedural Terminology (CPT) code for thermal therapy for ablation/reduction of malignant breast tumors. The assignment of the new CPT code by the AMA recognized the use of microwave phased array thermotherapy for the treatment of breast cancer as an emerging technology for the management of breast cancer. Having this code in place should enable Celsion to establish a record of costs and reimbursements, which will be used to establish reimbursement once our breast cancer treatment system is approve by the FDA.

         Internationally, we expect to seek reimbursement approvals for procedures utilizing our new products on a country-by-country basis. We expect to use clinical studies and physician advocacy to support reimbursement requests in countries in which there is currently no reimbursement for such procedures.

                    REGULATION OF SALES IN THE UNITED STATES

FDA REGULATION--RESEARCH AND APPROVAL

         Our research and development activities, pre-clinical tests and clinical trials and, ultimately, the manufacturing, marketing and labeling of our products, are subject to extensive regulation by the FDA. The Federal Food, Drug and Cosmetic Act, the Public Health Service Act, or PHSA, and the regulations promulgated by the FDA govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising, promotion, import and export of our products.

         Under these statutes, our BPH 800 system is regulated as a class III medical device, our heat-activated liposomes may be regulated as a new drug and our CRI may be regulated as a biological product. The steps ordinarily required before such products can be marketed in the U.S. include (a) pre-clinical and clinical studies; (b) the submission to the FDA of an IDE or an IND which must become effective before human clinical trials may commence; (c) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product; (d) the submission to the FDA of an application for premarketing approval (PMA), a New Drug Application (NDA), or a Biological License Application (BLA); and (e) FDA approval of the application, including approval of all product labeling.

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

         Clinical trials involve the administration of therapy to humans under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with good clinical practices under protocols submitted to the FDA as part of an IDE or IND. Also, each clinical trial must be approved and conducted under the auspices of an internal review board, or IRB, and with patient informed consent. An IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution conducting the clinical trials.

         Clinical trials are typically conducted in two or three sequential phases, but the phases may overlap. Phase I clinical trials involve the initial introduction of the therapy to a small number of subjects. Phase II trials are generally larger trials conducted in the target population. For devices such as our BPH 800 system, Phase II studies may serve as the pivotal trials, providing the demonsration of safety and effectiveness required for approval. In the case of drugs and biological products, Phase II clinical trials generally are conducted in a target patient population to gather evidence about the pharmacokinetics, safety and biological or clinical efficacy of the drug for specific indications, to determine dosage tolerance and optimal dosage and to identify possible adverse effects and safety risks. When a drug or biological compound has shown evidence of efficacy and an acceptable safety profile in Phase II evaluations, Phase III clinical trials are undertaken to serve as the pivotal trials to demonstrate clinical efficacy and safety in an expanded patient population.

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

OTHER FEDERAL REGULATION

         The Federal Communications Commission (FCC) regulates the frequencies of microwave and radio-frequency emissions from medical and other types of equipment to prevent interference with commercial and governmental communications networks. The FCC has approved the frequency of 915 MHZ for medical applications, and machines utilizing that frequency do not require shielding to prevent interference with communications. Our BPH and breast treatment products utilize the 915 MHZ frequency.

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

                           REGULATION OF FOREIGN SALES

         Sales of domestically produced drugs, biologics and medical devices outside of the U.S. are subject to United States export requirements and foreign regulatory controls. Drugs, biologics, and devices that are subject to PMA requirements and have not received FDA marketing approval cannot be exported unless they are approved in the European Union (EU), in a country in the EU or the European Free Trade Association, or in certain other countries specified in the U.S. Food, Drug and Cosmetic Act.

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

         Upon exportation, our products would be subject to regulation by national governments and supranational agencies as well as by local agencies affecting, among other things, product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. There can be no assurance that one or more countries or agencies will not impose regulations or requirements that could have a material adverse effect on our ability to sell our products. In the EU, the harmonization of standards has caused a shift from a country-by-country regulatory system towards a single EU-wide regulatory system. However, many members of the EU have imposed additional country-specific regulations/requirements. The approval procedure varies from member state to member state, and the time required may be longer or shorter than that required for FDA approval. There can be no assurance that the changes in the regulatory schemes imposed by the EU, supranational agencies or individual countries affecting our products will not have a material adverse effect on the our ability to sell our products in countries other than the U.S.

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

                                   COMPETITION

         Many companies and institutions are engaged in research and development of thermotherapy technologies for both cancer and prostate disease products that seek treatment outcomes similar to those we are pursuing. In addition, a number of companies and institutions are pursuing alternative treatment strategies through the use of RF, laser and ultrasound energy sources Potential competitors engaged in all areas of cancer and prostate treatment research in the U.S. and other countries include, among others, major pharmaceutical and chemical companies, specialized technology companies, universities and other research institutions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors."

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

         TUMT technology is currently the dominant MI alternative. Urologix is the market leader in TUMT systems. Its machines currently list for approximately $90,000 and its single use catheters cost between $1,000 and $1,200. Urologix's technology uses a "water cooled" catheter, which is designed to use high microwave energy without damaging the urethral lining. TherMatrx takes a simpler approach, offering a low power machine that does not require cooling. The sales price of the TherMatrx equipment is approximately $25,000. The catheter used in conjunction with this equipment sells in the same range as the Urologix catheter. Both Urologix's and TherMatrx's products (and ACMI's Prostalund, which has not been approved) require pre-medication, are more difficult for the physician to administer than is the BPH 800 system and require post-treatment catheterization of the patient.

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

                                    EMPLOYEES

         As of December 18, 2003, we employed 29 full-time employees and also utilize the services of part-time consultants from time to time. In addition, our Scientific Advisory Board actively assists our management with advice on various projects. None of our employees are represented by a collective bargaining organization, and we consider our relations with our employees to be good.

ITEM 2.         PROPERTIES

         We lease premises consisting of approximately 13,891 square feet of administrative office, laboratory and workshop space at 10220-L Old Columbia Road, Columbia, Maryland 21046-1705 from an unaffiliated party under a seven-year lease that expires on October 31, 2010. Rent expense for the year ended September 30, 2002 was $300,752. Future minimum lease obligations are as follows: [here]

                              2004..........   $ 190,814
                              2005..........   $ 185,548
                              2006..........   $ 191,093
                              2007..........   $ 196,094
                              2008..........   $ 202,739
                              2009..........   $ 208,827
                              2010..........   $ 215,067
                              2011..........   $  17,965

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

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

                                                           HIGH      LOW
                                                           ----      ---

FISCAL YEAR ENDED SEPTEMBER 30, 2002
      First Quarter (October 1 - December 31, 2001)....   $ 0.68   $ 0.40
      Second Quarter (January 1 - March 31, 2002)......   $ 0.98   $ 0.59
      Third Quarter (April 1 - June 30, 2002)..........   $ 0.80   $ 0.40
      Fourth Quarter (July 1 - September 30, 2002).....   $ 0.53   $ 0.34

FISCAL YEAR ENDED SEPTEMBER 30, 2003
     First Quarter (October 1 - December 31, 2002).....   $ 0.51   $ 0.36
      Second Quarter (January 1 - March 31, 2003)......   $ 0.76   $ 0.39
      Third Quarter (April 1 - June 30, 2003)..........   $ 1.80   $ 0.39
      Fourth Quarter (July 1 - September 30, 2003).....   $ 1.29   $ 0.84


         On December 18, 2003, the last reported sale price for our Common Stock on The American Stock Exchange was $1.05. As of December 18, 2003, there were approximately 1,300 holders of record of our Common Stock.

                                 DIVIDEND POLICY

         We have never declared or paid any cash dividends on our Common Stock or other securities and do not currently anticipate paying cash dividends in the foreseeable future.

                     ISSUANCE OF SHARES WITHOUT REGISTRATION

         During the fiscal quarter ended September 30, 2003, we issued the following securities without registration under the Securities Act of 1933, as amended (the Securities Act):

     - On July 10, 2003, the Company issued 5,860,390 shares of its Common Stock and warrants to purchase 1,758,117 shares of its Common Stock in connection with a private placement offering. On July 23, 2003, the Company issued 3,642,657 shares of its Common Stock and warrants to purchase 1,092,797 shares of its Common Stock in connection with the same private placement offering. On September 30, 2003, the Company issued 1,040,000 shares of its Common Stock and warrants to purchase 312,000 shares of its Common Stock in connection with a separate private placement offering. These two private placement offerings were made exclusively to "accredited investors" as that term is defined in Rule 501 under the Securities Act. These shares were issued at a price of $0.77 per share. The warrants issued to each investor entitle such investor to purchase that number of shares of Common Stock equal to 30% of the number of shares of Common Stock initially issued to the investor in the offerings. The warrants are exercisable at $1.20 per share of Common Stock, subject to call under certain circumstances. In connection with the private placement offerings, the Company issued warrants to placement agents/finders to purchase 1,233,537 shares of its Common Stock at an exercise price of $0.77 per share. The Company realized gross proceeds in the amount of $8,118,146 and paid placement agents' and finders' commissions or fees in the amount of $718,621 in connection with the sale of these securities. The shares issued are restricted stock, endorsed with the Company's standard restricted stock legend, with a stop transfer instruction recorded by the transfer agent. The certificates representing the warrants have a similar restrictive legend. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

     - The Company issued a total of 2,759,280 shares of its Common Stock for cash consideration of $1,296,896 upon exercise of stock purchase warrants. These shares are restricted stock, and the certificates representing such shares are endorsed with Celsion's standard restrictive legend, with a stop transfer instruction recorded by the transfer agent. Accordingly, Celsion views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

     - The Company also issued 80,559 shares of its Common Stock to consultants for services valued at $55,100. These shares are restricted stock, and the certificates representing such shares are endorsed with the Celsion's standard restricted stock legend, with a stop transfer instruction recorded by the transfer agent. Accordingly, Celsion views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

     - The Company issued 2,890,970 shares of its Common Stock upon conversion of 1,185.3 shares of its Series A 10% Convertible Preferred Stock. These shares are restricted stock, and the certificates representing such shares are endorsed with Celsion's standard restricted stock legend, with a stop transfer instruction recorded by the transfer agent. Accordingly, Celsion views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

     - The Company issued 2,253,809 shares of its Common Stock upon conversion of 1,126.9 shares of its Series B 8% Convertible Preferred Stock. These shares are restricted stock, and the certificates representing such shares are endorsed with Celsion's standard restricted stock legend, with a stop transfer instruction recorded by the transfer agent. Accordingly, Celsion views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

        Celsion views these issuances as transactions by an issuer not involving any public offering and therefore as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

         See also "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters--Equity Compensation Plan Information."

ITEM 6.         SELECTED FINANCIAL DATA

         The following table contains certain financial data for Celsion for the five fiscal years ended September 30, 2003 is qualified in its entirety by, and should be read in conjunction with, the "Item 8. Financial Statements and Supplementary Data and Financial Disclosure" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                                          YEAR ENDED SEPTEMBER 30,
                                           ---------------------------------------------------------------------------------
                                                1999             2000            2001             2002             2003
                                           -------------    -------------    -------------    -------------    -------------
STATEMENT OF OPERATIONS DATA:

Revenues:
     Product Sales (Net) ................   $          --    $       3,420    $          --    $          --    $          --
     Research and development contracts..              --               --               --               --               --
                                            -------------    -------------    -------------    -------------    -------------
Total revenues...........................                            3,420
Cost of sales ...........................              --              246               --               --               --
                                            -------------    -------------    -------------    -------------    -------------
Gross profit on product sales ...........              --            3,174               --               --               --
                                            -------------    -------------    -------------    -------------    -------------
Other costs and expenses:

     Selling, general and
       administrative....................       1,371,161        2,662,623        3,211,625        4,833,005        5,125,769

     Research and development ...........       1,019,941        2,238,292        4,075,249        5,004,687        8,178,680
                                            -------------    -------------    -------------    -------------    -------------
Total operating expenses ................       2,391,102        4,900,915        7,286,874        9,837,692       13,304,449
                                            -------------    -------------    -------------    -------------    -------------
(Loss) from operations ..................      (2,391,102)      (4,897,741)      (7,286,874)      (9,837,692)     (13,304,449)
                                            -------------    -------------    -------------    -------------    -------------
Other income (expense) ..................          15,744               --           45,609           38,289               --

Interest income (expense) ...............         (60,834)         350,526          318,038           48,321           30,378
                                            -------------    -------------    -------------    -------------    -------------
Net (loss) ..............................   $  (2,436,192)   $  (4,547,215)   $  (6,923,227)   $  (9,751,082)   $ (13,274,071)
                                            =============    =============    =============    =============    =============
Net loss per share ......................   $       (0.05)   $       (0.08)   $       (0.10)   $       (0.11)   $       (0.12)
                                            =============    =============    =============    =============    =============
Weighted average shares outstanding .....      45,900,424       59,406,921       72,249,920       87,257,672      113,680,286



                                                                           AS OF SEPTEMBER 30,
                                            ------------------------------------------------------------------------------
                                                1999            2000            2001            2002             2003
                                            ------------------------------------------------------------------------------

BALANCE SHEET DATA:

Cash and cash equivalents ................   $  1,357,464    $  8,820,196    $  2,510,136    $    928,819    $ 11,410,533
Working Capital ..........................        906,926       8,509,173       2,388,900         735,216      11,011,594
Total Assets .............................      1,558,684       9,117,821       2,956,861       2,291,449      13,128,301
Long-term debt, less current maturities ..             --              --          15,203              --              --
Redeemable preferred stock:

  Series A 10% Convertible Preferred Stock             --       5,176,000       1,099,584       1,130,500              --
  Series B 8% Convertible Preferred Stock              --              --              --       1,396,285              --
Accumulated deficit ......................    (21,900,202)    (26,770,917)    (33,928,781)    (43,820,081)    (57,278,383)
Total stockholders' equity (deficit) .....      1,037,125       8,726,429       2,669,217       1,516,490      11,734,802


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

         Certain of the statements contained in this Annual Report on Form 10-K, including certain in this section, are forward-looking. In addition, from time to time we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, unforeseen changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing, capital structure, and other financial items; changes in approaches to medical treatment; introduction of new products by others; possible acquisitions of other technologies, assets or businesses; possible actions by customers, suppliers, strategic partners, potential strategic partners, competitors and regulatory authorities, as well as those listed under "Risk Factors" below and elsewhere in this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative of such terms or other comparable terminology. Forward-looking statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors." Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements, or for updating such statements after the date hereof, except as required pursuant to applicable federal securities laws.

                              BASIS OF PRESENTATION

         Since inception, the Company has incurred substantial operating losses, principally from expenses associated with our research and development programs, the clinical trials conducted in connection with our thermotherapy systems and applications for submission to the Food and Drug Administration. We believe these expenditures are essential for the commercialization of our technologies. As a result of these expenditures, as well as related general and administrative expenses, Celsion had an accumulated deficit of $57,278,383 as of September 30, 2003. We expect such operating losses to continue in the near term and for the foreseeable future as we continue our product development efforts and undertake marketing and sales activities. Celsion's ability to achieve profitability is dependent upon its ability successfully to obtain governmental approvals, produce, market and sell its new technology and integrate such technology into its thermotherapy systems. There can be no assurance that we will be able to commercialize our technology successfully or that we ever will achieve profitability. Our operating results have fluctuated significantly in the past and we expect that such results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, many of which are outside Celsion's control.

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

         If adequate funding is not available in the future, Celsion may be required to delay, scale-back or eliminate certain aspects of its operations or to attempt to obtain funds through onerous arrangements with partners or others that may force us to relinquish rights to certain of our technologies, products or potential markers. Furthermore, if we cannot fund our ongoing development and other operating requirements, and particularly those associated with our obligation to conduct clinical trials under our licensing agreements, Celsion will be in breach of its commitments under such licensing agreements and could therefore lose its license rights, with material adverse effects Celsion. Management is continuing its efforts to obtain additional funds so that Celsion can meet its obligations and sustain operations.

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company reevaluates its estimates and bases these reevaluations on historical experience and various other assumptions that we believe are reasonable under the circumstances. Among other things, these estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these assumptions or conditions. The Company believes the following critical accounting policy affects its more significant judgments and estimates used in the preparation of its financial statements.

ACCOUNTING FOR STOCK OPTIONS: In October 1995, the Financial Accounting Standards Boards (FASB) issued SFAS 123, "Accounting for Stock-Based Compensation". SFAS 123 allows companies to account for stock based compensation either under the new provisions of SFAS 123 or using the intrinsic value method provided by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted.

                In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (SFAS 148). SFAS No. 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002.

                              RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEAR ENDED SEPTEMBER 30, 2003 AND FISCAL YEAR ENDED SEPTEMBER 30, 2002

         We generated no revenues during either the fiscal year ended September 30, 2003 or the fiscal year ended September 30, 2002.

         Research and development expenditures in the year ended September 30, 2003 were $8,178,680, an increase of $3,173,993, or 63%, compared to the fiscal year ended September 30, 2002. The increase was primarily the result of (1) a payment of $2,175,014 to Duke University pursuant to an obligation under the License Agreement between the Company and Duke University, which was satisfied by the issuance of 3,805,366 shares of the Company's Common Stock to Duke University on January 16, 2003; (2) recognition of compensation expense related to employee stock options; and (3) increased production costs related to the scale-up of liposome production.

         Selling, general and administrative expense increased by 6%, to $5,125,769 for the fiscal year ended September 30, 2003 compared to $4,833,005 for the fiscal year ended September 30, 2002. The increase was due primarily to compensation expense related to employee stock options, offset by the absence of costs associated with the 2002 settlement of litigation brought by the Company's former Chief Financial Officer and others.

         The increase in operating expenses described above, together with the absence of revenues during the relevant periods, resulted in a loss from operations of $13,304,449 for the year ended September 30, 2003 compared to a loss $9,837,692 for the year ended September 30, 2002, an increase of $3,466,757.

         Interest income net of interest expense decreased by $17,943 to $30,378 for the fiscal year ended September 30, 2003 compared to $48,321 for the fiscal year ended September 30, 2002. This decrease is the result of a combination of lower average funds available for investment and lower interest rates in fiscal 2003.

COMPARISON OF FISCAL YEAR ENDED SEPTEMBER 30, 2002 AND FISCAL YEAR ENDED SEPTEMBER 30, 2001

         We generated no revenues during the fiscal year ended September 30, 2002 or the fiscal year ended September 30, 2001.

         Research and development expenditures in the year ended September 30, 2002 were $5,004,687, an increase of $929,438, or 23%, compared to the fiscal year ended September 30, 2001. The increase was attributable to costs incurred in undertaking pivotal Phase II clinical trials for both our BPH and breast cancer treatment systems. These costs included increased personnel costs, as well as costs related to the acquisition of equipment and materials necessary to complete the trials. Additionally, during the year we completed large animal toxicity studies using our heat-activated liposomes.

         Selling, general and administrative expense increased by $1,621,380 or 51%, to $4,833,005 for the fiscal year ended September 30, 2002 compared to $3,211,625 for the fiscal year ended September 30, 2001. The increase was due primarily to increased staffing and legal costs associated with private placements and various related regulatory filings. Celsion also incurred costs associated with settlement of its ongoing lawsuit with Warren C. Stearns, the Company's former Chief Financial Officer, and his associates. Under the terms of the settlement, Celsion issued to the Stearns group certain Common Stock purchase warrants that were at issue in the litigation, together with additional warrants as compensation for relinquishment of certain anti-dilution rights under the disputed warrants and $265,000 in cash to reimburse Stearns for costs incurred up to the settlement date. Celsion also accrued the remaining amounts due to Spencer J. Volk, its former President and Chief Executive Officer, under the terms of the agreement governing his retirement. Finally, Celsion incurred consulting costs related to the exploration of the feasibility of setting up a business in China (including Hong Kong, Taiwan and Macao).

         The increase operating expenses described above, together with the absence of revenues during the relevant periods, resulted in a loss from operations of $9,837,692 for the year ended September 30, 2002 compared to a loss of $7,286,874 for the year ended September 30, 2001, an increase of $2,550,818.

         Interest income net of interest expense decreased by $269,717 to $48,321 for the fiscal year ended September 30, 2002 compared to $318,038 for the fiscal year ended September 30, 2001. This decrease is the result of a combination of lower average funds available for investment and lower interest rates in fiscal 2002.

                         LIQUIDITY AND CAPITAL RESOURCES

          Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of $57,278,383 at September 30, 2003. We have incurred negative cash flows from operations since our inception and have funded our operations primarily through the sale of equity securities. As of September 30, 2003, we had cash of $11,410,533 and total current assets of $12,405,093, compared with current liabilities of $1,393,499, resulting in a working capital surplus of $11,011,594. As of September 30, 2002, we had $928,819 in cash and total current assets of $1,510,175, compared with current liabilities of $774,959, which resulted in a working capital surplus of $735,216 at fiscal year end. The increase in working capital at September 30, 2003 as compared to September 30, 2002 was due to the fact that, during the past fiscal year, we received funding from private placements of our equity securities, exercises of options and warrants, and an equity investment from Boston Scientific.

         We do not have any bank financing arrangements and have funded our operations primarily through private placements of our equity securities. On October 15, 2002, we completed a private placement resulting in net proceeds of approximately $775,000 and, on November 12, 2002, we completed a private placement generating approximately $300,000 in net proceeds. The Common Stock issued in these two private placements was priced at $0.33 per share. On December 31, 2002, we received further funding through a private placement of $425,000 (1,275,000 shares) of Common Stock and issuance of a note in the amount of $500,000 payable to Boston Scientific.

         On January 21, 2003, Celsion entered into an agreement with Boston Scientific under which Boston Scientific will market and distribute the Company's BPH 800 treatment system. In connection with this agreement, Boston Scientific purchased 9,375,354 shares of Celsion Common Stock for an initial investment of $5,000,000 and agreed to invest an additional $10 million in a combination of equity and licensing fees upon Celsion meeting certain milestones. The initial investment was sufficient to repay the $500,000 note issued to Boston Scientific on December 31, 2002. Further investments by Boston Scientific would contribute to Celsion's funding requirements for the future.

         In July and September of 2003, we issued a total of 10,543,047 shares of our Common Stock and warrants to purchase 3,162,914 shares of our Common Stock in connection with two separate private placement offerings. These shares were issued at a price of $0.77 per share. The warrants issued to each investor entitle such investor to purchase that number of shares of Common Stock equal to 30% of the number of shares of Common Stock initially issued to the investor in the offerings. The warrants are exercisable at $1.20 per share, subject to call under certain circumstances. The Company realized gross proceeds in the amount of $8,118,146 and paid placement agents' and finders' commissions or fees in the amount of $718,621 in connection with the sale of these securities.

         In the fiscal year ended September 30, 2003, we also received $5,771,619 in cash upon exercise of stock purchase options and warrants.

         For all of fiscal year 2004, we expect to expend a total of approximately $10 million for clinical testing of our breast cancer, prostate cancer and liver cancer systems, as well as corporate overhead, all of which we expect to fund from our current resources. If, as currently anticipated, our BPH system is approved for marketing during the course of fiscal 2004, funding could be generated from product sales. The foregoing amounts are estimates based upon assumptions as to the scheduling of institutional clinical research and testing personnel, the timing of clinical trials and other factors, not all of which are fully predictable.

         Our available cash on hand is sufficient to fund our activities through September 30, 2004. However, our dependence on raising additional capital beyond fiscal 2004 will continue at least until we are able to begin marketing our new technologies. Our future capital requirements and the adequacy of our financing depend upon numerous factors, including the successful commercialization of our BPH 800 system and breast cancer treatment systems, progress in product development efforts, progress with pre-clinical studies and clinical trials, the cost and timing of production arrangements, the development of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing intellectual property rights, competing technological and market developments and the development of strategic alliances for the marketing of our products. We will be required to obtain additional funding through equity or debt financing, strategic alliances with corporate partners and others, or through other sources not yet identified. We do not have any committed sources of additional financing, and cannot guarantee that additional funding will be available in a timely manner, on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through unfavorable arrangements with partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets or which otherwise may be materially unfavorable to us. Furthermore, if we cannot fund our ongoing development and other operating requirements, particularly those associated with our obligation to conduct clinical trials under our licensing agreements, we will be in breach of our commitments under these licensing agreements and could therefore lose our license rights, which could have material adverse effects on our business.

    The following is a summary of our future minimum payments under contractual obligations as of September 30, 2003:


                                Total       Less than one year    One to three years   Four to five years    Thereafter
                             ------------   -------------------   ------------------   ------------------    ----------
Operating leases-Property     $1,408,147         $190,814              $572,735             $411,566          $233,032


                         OFF-BALANCE SHEET ARRANGEMENTS

         The Company does not engage in any off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

                                  RISK FACTORS

         Among numerous risk factors that may affect our future performance and our ability to achieve profitable operations are the following:

WE HAVE A HISTORY OF SIGNIFICANT LOSSES AND EXPECT TO CONTINUE SUCH LOSSES FOR THE FORESEEABLE FUTURE.

         Since Celsion's inception in 1982, our expenses have substantially exceeded our revenues, resulting in continuing losses and an accumulated deficit of $57,278,383 at September 30, 2003, including losses of $13,274,071 for the year ended September 30, 2003 and $9,751,082 for the year ended September 30, 2002. Because we presently have no revenues and are committed to continuing our product research, development and commercialization programs, we will continue to experience significant operating losses unless and until we complete the development of new products and these products have been clinically tested, approved by the FDA and successfully marketed. In addition, we have funded our operations for many years primarily through the sale of the Company's securities and have limited working capital for our product research, development, commercialization and other activities.

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

         To date, microwave heat therapy has not been widely accepted in the United States medical community as an effective treatment for BPH or for cancer treatment, with or without the concurrent use of radiation. We believe that this is primarily due to the inability of earlier technology adequately to focus and control heat directed at specific tissue locations and to conclusions that were drawn from a widely publicized study by the Radiation Oncology Therapy Group that purported to show that thermotherapy in conjunction with radiation was only marginally effective. Subsequent to the publication of this study, the HealthCare Financing Administration, a HCFA (now known as the Centers for Medicare and Medicaid Services, or CMS) established a low medical reimbursement rate for all thermotherapy equipment designed to be used in conjunction with radiation. While management believes that our new technology is capable of overcoming the limitations of the earlier technology, the medical community may not embrace the perceived advantages of our "Adaptive Phased Array," or APA, focused heat therapy without more extensive testing and clinical experience than we will be able to provide. To date, we have completed and submitted to the FDA only Phase I clinical trials of our BPH 800 system, although we have completed patient treatments in our Phase II trials. Similarly, our new cancer treatment technology is currently in Phase II trials. Accordingly, our technology may not prove as effective in practice as we anticipate based on testing to date. If further testing and clinical practice do not confirm the safety and efficacy of our technology or, even if further testing and practice produce positive results but the medical community does not view this new form of heat therapy as effective and desirable, our efforts to market our new products may fail, with material adverse consequences to our business. We intend to petition CMS for a new reimbursement code for our breast cancer treatment. The success of our business model depends significantly upon our ability to petition successfully for reimbursement codes. However, we cannot offer any assurances as to when, if ever, CMS may act on our request to establish a reimbursement code for our breast cancer treatment system. In addition, there can be no assurance that the reimbursement level established for our breast cancer treatment system, if established, will be sufficient for us to carry out our business plan effectively.

IF WE ARE NOT ABLE TO OBTAIN NECESSARY FUNDING, WE WILL NOT BE ABLE TO COMPLETE THE DEVELOPMENT, TESTING AND COMMERCIALIZATION OF OUR TREATMENTS AND PRODUCTS.

         We will need substantial additional funding in order to complete the development, testing and commercialization of our breast cancer treatment system and heat-activated liposome and cancer repair inhibitor products, as well as other potential new products. We expended approximately $13,304,449 in the 12-month period ended September 30, 2003. As of that date, we had available a total of approximately $11,410,533 to fund additional expenditures. It is our current intention both to increase the pace of development work on our present products and to make a significant commitment to our heat-activated liposome and cancer repair inhibitor research and development projects. The increase in the scope of present development work and the commitment to these new projects will require additional external funding, at least until we are able to begin marketing our products and to generate sufficient cash flow from sale of those products to support our continued operations. We do not have any committed sources of financing and cannot offer any assurances that additional funding will be available in a timely manner, on acceptable terms or at all.

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

         Even if regulatory approval of a product candidate is granted, the approval may include significant limitations on the indicated uses for which the product may be marketed. In addition, manufacturing establishments in the United States and abroad are subject to inspections and regulations by the FDA. Medical devices must also continue to comply with the FDA's Quality System Regulation, or QSR. Compliance with such regulations requires significant expenditures of time and effort to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing.

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

         Currently, we have three utility patents pending in the United States Patent & Trademark Office. Two are directed to our BPH 800 system for the treatment of BPH and the other is directed to our breast cancer treatment system. However, even when our pending applications mature into United States patents, our business will still depend on license agreements that it has entered into with third parties until the third parties' patents expire.

         Our success will depend, in substantial part, on our ability to maintain our rights under license agreements granting us rights to use patented technologies. We have entered into exclusive license agreements with MIT, for APA technology and with MMTC, a privately owned developer of medical devices, for microwave balloon catheter technology. We have also entered into a license agreement with Duke University, under which we have exclusive rights to commercialize medical treatment products and procedures based on Duke University's thermo-liposome technology, an advanced phased array radio frequency (RF) heating system designed specifically for use with chemotherapeutic drugs for the treatment of locally advanced breast cancer and a license agreement with Memorial Sloan-Kettering Cancer Center under which we have rights to commercialize certain cancer repair inhibitor products. The MIT, MMTC, Duke University and Sloan-Kettering agreements each contain license fee, royalty and/or research support provisions, testing and regulatory milestones, and other performance requirements that we must meet by certain deadlines. If we were to breach these or other provisions of the license and research agreements, we could lose our ability to use the subject technology, as well as compensation for our efforts in developing or exploiting the technology. Further, loss of our rights under the MIT license agreement would prevent us from proceeding with most our current product development efforts, which are dependent on licensed APA technology. Any such loss of rights and access to technology would have a material adverse effect on our business.

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

         Our success depends significantly on the continued contributions of our executive officers, scientific and technical personnel and consultants, and on our ability to attract additional personnel as we seek to implement our business strategy and develop our products and businesses. During our operating history, we have assigned many essential responsibilities to a relatively small number of individuals. However, as our business and the demands on our key employees expand, we have been, and will continue to be, required to recruit additional qualified employees. The competition for such qualified personnel is intense, and the loss of services of certain key personnel or our inability to attract additional personnel to fill critical positions as we implement our business strategy could adversely affect our business. Further, we do not carry "key man" insurance on any of our personnel. Therefore, loss of the services of key personnel would not be ameliorated by the receipt of the proceeds from such insurance.

OUR SUCCESS WILL DEPEND IN PART ON OUR ABILITY TO GROW AND DIVERSIFY, WHICH IN TURN WILL REQUIRE THAT WE MANAGE AND CONTROL OUR GROWTH EFFECTIVELY.

         Our business strategy contemplates growth and diversification. As manufacturing, marketing, sales, and other personnel, and expand our manufacturing and research and development capabilities we add, our operating expenses and capital requirements will increase. Our ability to manage growth effectively will require that we continue to expend funds to improve our operational, financial and management controls, reporting systems and procedures. In addition, we must effectively expand, train and manage our employees. We will be unable to manage our businesses effectively if we are unable to alleviate the strain on resources caused by growth in a timely and successful manner. There can be no assurance that we will be able to manage our growth and a failure to do so could have a material adverse effect on our business.

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

WE FACE INTENSE COMPETITION AND THE FAILURE TO COMPETE EFFECTIVELY COULD ADVERSELY AFFECT OUR ABILITY TO DEVELOP AND MARKET OUR PRODUCTS.

         There are many companies and other institutions engaged in research and development of thermotherapy technologies, both for prostate disease and cancer treatment products that seek treatment outcomes similar to those that we are pursuing. In addition, a number of companies and other institutions are pursuing alternative treatment strategies through the use of microwave, infrared, radio frequency, laser and ultrasound energy sources, all of which appear to be in the early stages of development and testing. We believe that the level of interest by others in investigating the potential of thermotherapy and alternative technologies will continue and may increase. Potential competitors engaged in all areas of prostate and cancer treatment research in the United States and other countries include, among others, major pharmaceutical and chemical companies, specialized technology companies, and universities and other research institutions. Most of our competitors and potential competitors have substantially greater financial, technical, human and other resources, and may also have far greater experience, than do we, both in pre-clinical testing and human clinical trials of new products and in obtaining FDA and other regulatory approvals. One or more of these companies or institutions could succeed in developing products or other technologies that are more effective than the products and technologies that we have been or are developing, or which would render our technology and products obsolete and non-competitive. Furthermore, if we are permitted to commence commercial sales of any of our products, we will also be competing, with respect to manufacturing efficiency and marketing, with companies having substantially greater resources and experience in these areas.

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

         We intend to market our BPH 800 system directly, at such time, if any, as it is approved for commercialization by the FDA, and to market our breast cancer treatment system, if and when so approved, through strategic alliances and distribution arrangements with third parties. There can be no assurance that we will be able to establish such sales and marketing capabilities successfully or successfully enter into third-party marketing or distribution arrangements. We have limited experience and capabilities in marketing, distribution and direct sales, although we expect to attempt to recruit experienced marketing and sales personnel as we pursue commercialization. In attracting, establishing and maintaining a marketing and sales force or entering into third-party marketing or distribution arrangements with other companies, we expect to incur significant additional expense. There can be no assurance that, to the extent we enter into any commercialization arrangements with third parties, such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance for our products and services. There also can be no assurance that our direct sales, marketing, licensing and distribution efforts would be successful or that revenue from such efforts would exceed expenses.

WE DEPEND ON THIRD-PARTY SUPPLIERS TO PROVIDE US WITH COMPONENTS REQUIRED FOR OUR PRODUCTS AND MAY NOT BE ABLE TO OBTAIN THESE COMPONENTS ON FAVORABLE TERMS OR AT ALL.

         We are not currently manufacturing any products, but are using our facilities to assemble prototypes of the equipment for research and development purposes. We currently purchase certain specialized microwave and thermometry components and applicator materials and the catheter unit used for our BPH 800 equipment from single or limited source suppliers because of the small quantities involved. While we have not experienced any significant difficulties in obtaining these components, the loss of an important current supplier could require that we obtain a replacement supplier, which might result in delays and additional expense in being able to make prototype equipment available for clinical trials and other research purposes. In addition, inasmuch as we expect to manufacture our BPH 800 equipment at least for some period subsequent to FDA approval and the commencement of commercialization, such manufacturing and commercialization also could be delayed. In addition, in the event that we succeed in marketing our products, we intend to use outside contractors to supply components and the BPH 800 catheter, and may use such contractors to assemble finished equipment in the future, which could cause us to become increasingly dependent on key vendors.

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT INTEND TO DO SO FOR THE FORESEEABLE FUTURE.

         We have never paid cash dividends and do not anticipate paying cash dividends on our common or preferred stock in the foreseeable future. Therefore, our stockholders cannot achieve any degree of liquidity with respect to their shares of Common Stock except by selling such shares.

THE EXERCISE OF OUR OUTSTANDING OPTIONS AND WARRANTS COULD RESULT IN SIGNIFICANT DILUTION OF OWNERSHIP INTERESTS IN OUR COMMON STOCK OR OTHER CONVERTIBLE SECURITIES.

         As of September 30, 2003, we had outstanding and exercisable warrants and options to purchase a total of 23,704,530 shares of our Common Stock at exercise prices ranging from $0.25 to $5.00 per share (and a weighted average exercise price of approximately $0.80 per share. In addition, we had outstanding but unexercisable and unvested warrants and options to purchase a total of 4,477,637 shares of our Common Stock at exercise prices ranging from $0.40 to $1.36 per share. Some of the prices are below the current market price of our Common Stock, which has ranged from a low of $1.03 to a high of $1.24 over the 20 trading days ending September 30, 2003. If holders choose to exercise such warrants and options at prices below the prevailing market price for the Common Stock, the resulting purchase of a substantial number of shares of our Common would have a dilutive effect on our stockholders and could adversely affect the market price of our issued and outstanding Common Stock and convertible securities. In addition, holders of these options and warrants who have the right to require registration of the Common Stock under certain circumstances and who elect to require such registration, or who exercise their options or warrants and then satisfy the one-year holding period and other requirements of Rule 144 of the Securities Act, will be able to sell in the public market shares of Common Stock purchased upon such exercise.

IF THE PRICE OF OUR SHARES REMAINS LOW, WE MAY BE DELISTED BY THE AMERICAN STOCK EXCHANGE AND BECOME SUBJECT TO SPECIAL RULES APPLICABLE TO LOW PRICED STOCKS

         Our Common Stock currently trades on The American Stock Exchange (the
Amex). The Amex, as a matter of policy, will consider the suspension of trading in, or removal from listing of, any stock when, in the opinion of the Amex, (i) the financial condition and/or operating results of an issuer appear to be unsatisfactory; (ii) it appears that the extent of public distribution or the aggregate market value of the stock has become so reduced as to make further dealings on the Amex inadvisable; (iii) the issuer has sold or otherwise disposed of its principal operating assets; or (iv) the issuer has sustained losses which are so substantial in relation to its overall operations or its existing financial condition has become so impaired that it appears questionable, in the opinion of the Amex, whether the issuer will be able to continue operations and/or meet its obligations as they mature. For example, the Amex will consider suspending dealings in or delisting the stock of an issuer if the issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. Another instance where the Amex would consider suspension or delisting of a stock is if the stock has been selling for a substantial period of time at a low price per share and the issuer fails to effect a reverse split of such stock within a reasonable time after being notified that the Amex deems such action to be appropriate We have sustained net losses for our last five fiscal years (and beyond) and our Common Stock has been trading at relatively low prices. Therefore, our Common Stock may be at risk for delisting by the Amex.

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

OUR STOCK PRICE HAS BEEN, AND COULD BE, VOLATILE.

         Market prices for our Common Stock and the securities of other medical, high technology companies have been volatile. Our Common Stock has had a high price of $1.80 and a low price of $0.34 in the 52-week period ending September 30, 2003. Factors such as announcements of technological innovations or new products by us or by our competitors, government regulatory action, litigation, patent or proprietary rights developments and market conditions for medical and high technology stocks in general can have a significant impact on the market for our Common Stock.

OUR STOCK HISTORICALLY HAS BEEN THINLY TRADED. THEREFORE, STOCKHOLDERS MAY NOT BE ABLE TO SELL THEIR SHARES FREELY.

         While our Common Stock is listed on the Amex, the volume of trading historically has been relatively light. Although trading volume has increased recently, there can be no assurance that this increased trading volume, our historically light trading volume, or any trading volume whatsoever will be sustained in the future. Therefore, there can be no assurance that our stockholders will be able to sell their shares of our Common Stock at the time or at the price that they desire, or at all.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL.

         Our Certificate of Incorporation and Bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable by authorizing the issuance of "blank check" preferred stock. This preferred stock may be issued by the Board of Directors, on such terms as it determines, without further stockholder approval. Therefore, the Board may issue such preferred stock on terms unfavorable to a potential bidder in the event that is opposes a merger or acquisition. In addition, our classified Board of Directors may discourage such transactions by increasing the amount of time necessary to obtain majority representation on the Board. We also have implemented a stockholder rights plan and distributed rights to our stockholders. When these rights become exercisable, these rights entitle their holders to purchase one share of our Series C Junior Participating Preferred Stock at a price o f $4.46 per one ten-thousandth of a share of Series C Preferred Stock. If any person or group acquires more than 15% of our Common Stock, the holders of rights (other than the person or group crossing the 15% threshold) will be able to purchase, in exchange for the $4.46 exercise price, $8.92 of our Common Stock or the stock of any company into which we are merged. Because these rights may substantially dilute stock ownership by a person or group seeking to take us over without the approval of our Board of Directors, our rights plan could make it more difficult for a person or group to take us over (or acquire significant ownership interest in us) without negotiating with our Board regarding such a transaction. Certain other provisions of our Bylaws and of Delaware law may also discourage, delay or prevent a third party from acquiring or merging with us, even if such action were beneficial to some, or even a majority, of our stockholders.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) under the supervision of our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of

September 30, 2003, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that Celsion files or submits under the Exchange Act is recorded, processed, summarized and reported in a timely manner. In designing, implementing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and implemented, may not be effective in all circumstances. However, we believe that our disclosure controls and procedures provide reasonable assurance of achieving the desired disclosure control objectives. There have not been any significant changes in our internal controls or in other factors subsequent to the date the evaluation was completed that could significantly affect such controls and no corrective actions have been required with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below is certain information regarding the Company's current directors and the Company's non-director executive officers as of December 15, 2003.


                   NAME             AGE             POSITION(s)
         ------------------------  -----   -------------------------------
           Max E. Link...........   63     Chairman
           Augustine Y. Cheung...   56     President, Chief Executive Officer, Chief
                                           Scientific Officer and Director

           John Mon..............   51     Vice President--New Business Development,
                                           Secretary and  Director
           Claude Tihon..........   59     Director
           Kris Venkat...........   57     Director
           Gary W. Pace..........   56     Director
           Anthony P. Deasey.....   54     Executive Vice President--Finance and
                                           Administration and Chief Financial Officer
           Daniel S. Reale.......   49     Executive Vice President and President--Oncology
                                           Division

         Each executive officer is elected by, and serves at the pleasure of, the Board of Directors.

                      BIOGRAPHICAL INFORMATION ON DIRECTORS

         DR. AUGUSTINE Y. CHEUNG. Dr. Cheung has been President and Chief Executive Officer of the Company since October 2001 and has served as a director and Chief Scientific Officer since 1982. Dr. Cheung was the founder of the Company and previously served as President from 1982 to 1986 and Chief Executive Officer from 1982 to 1996. From 1982 to 1985, Dr. Cheung also was a Research Associate Professor of the Department of Electrical Engineering and Computer Science at George Washington University and, from 1975 to 1981, he was a Research Associate Professor and Assistant Professor at the Institute for Physical Science and Technology and the Department of Radiation Therapy at the University of Maryland. Dr. Cheung holds a Ph.D. and a Masters degree from the University of Maryland. Dr. Cheung is the brother-in-law of John Mon, a director and executive officer of the Company.

         DR. MAX E. LINK. Dr. Link has served as a director of the Company since 1997 and has been the Chairman of the Board of Directors since October 2001. Dr. Link currently provides consulting and advisory services to a number of pharmaceutical and biotechnology companies. From 1993 to 1994, Dr. Link served as Chief Executive Officer of Corange, Ltd., a life science company that was subsequently acquired by Hoffman-LaRoche. From 1971 to 1993, Dr. Link served in numerous positions with Sandoz Pharma AG, culminating in his appointment as Chairman of their Board of Directors in 1992. From 2001 to 2003, Dr. Link served as Chairman and Chief Executive Officer of Centerpulse Ltd. Dr. Link currently serves on the Boards of Directors of Human Genome Sciences, Inc. (Nasdaq:HGSI), Alexion Pharmaceuticals, Inc. (Nasdaq:ALXN), Cell Therapeutics, Inc. (Nasdaq:CTIC), Access Pharmaceuticals, Inc. (AMEX: AKC), Protein Design Labs, Inc. (Nasdaq: PDLI), Discovery Laboratories, Inc. (Nasdaq:DSCO), Columbia Laboratories, Inc. (AMEX: COB) and Cytrx Corporation (Nasdaq:CYTR). Dr. Link holds a Ph.D. in Economics from the University of St. Gallen (Switzerland).

         DR. GARY W. PACE. Dr. Pace has served as a director of the Company since December 2002. He is currently Chairman and Chief Executive Officer of QrxPharma Pty Ltd., a development stage biopharmaceutical company and a Visiting Scientist at the Massachusetts Institute of Technology (MIT). He also serves as a director of ResMed (NYSE:RMD), Transition Therapeutics Inc. (CDNX:TTH), Protiveris Inc., and CTour A/S. From 1995 to 2001, Dr. Pace was President and Chief Executive Officer of RTP Pharma, and, from 2000 to 2002, Dr. Pace was Chairman and Chief Executive Officer of Waratah Pharmaceuticals Inc., a spin-off company from RTP Pharma. From 1993 to 1994, he was the founding President and Chief Executive Officer of Transcend Therapeutics Inc. (formerly Free Radical Sciences Inc.), a biopharmaceutical company. From 1989 to 1993, he was Senior Vice President of Clintec International, Inc., a Baxter/Nestle joint venture and manufacturer of clinical nutritional products. Dr. Pace holds a B.Sc. with honors from the University of New South Wales and a Ph.D. from MIT.

         JOHN MON. Mr. Mon has been employed by the Company since 1986, and has served as the Company's Vice President--New Business Development since 2000, Treasurer and General Manager of the Company since 1989, and Secretary and a director since 1997. During the first two years of his employment with the Company, Mr. Mon was responsible for the Company's filings with the U.S. Food and Drug Administration (FDA), which resulted in obtaining premarketing approval for the Company's Microfocus 1000 treatment system. From 1983 to 1986, he was an economist with the U.S. Department of Commerce, in charge of forecasting business sales, inventory and prices for all business sectors in the estimation of Gross National Product (GNP). Mr. Mon holds a B.S. degree from the University of Maryland. Mr. Mon is the brother-in-law of Dr. Augustine Y. Cheung, a director and executive officer of the Company.

         DR. CLAUDE TIHON. Dr. Tihon has served as a director of the Company since 1999. Since 1995, he has been President and Chief Executive Officer of ContiCare Medical, Inc., a medical device company engaged in developing urological products to manage women's stress incontinence and men's prostate obstruction. From 1987 to 1995, Dr. Tihon served in numerous positions with Pfizer Inc., culminating in his appointment as Vice President of Research and Technology Assessment and Manager of the Endourology Strategic Business Unit of American Medical Systems, Inc., a Pfizer Inc. subsidiary. From 1983 to 1987, Dr. Tihon served as director of Cellular Diagnostics Development of Miles Scientific, a division of Miles Laboratories. From 1979 to 1983, Dr. Tihon served as Senior Research Scientist and Assistant Director of Clinical Cancer Research of Bristol Laboratories, a division of Bristol-Myers Squibb Company. Dr. Tihon holds a Ph.D. in Pathology from Columbia University.

         DR. KRIS VENKAT. Dr. Venkat has been a director of Celsion since May 2001. Since 2000, he has been Chief Executive Officer and Chairman of the Board of Sundari Enterprises, Inc. He has also been Chairman of the Board of Provid Pharmaceuticals, Inc. (since 2001), Morphochem, Inc. (since 2000), Automated Cell, Inc. (since 2000), Than Technologies, Inc. (since 2003), and Indus Biotech Private Limited (since 2002), as well as two companies based in Germany, Accentua Pharma AG (since 2001) and Juelich Enzyme Products, GmbH (since 1996). Dr. Venkat is a director of Sequenom Inc. (Nasdaq:SQNM), Genomics USA, Inc., and Strand Genomics Private Limited, and Vice Chairman of Transvivo, Inc. Dr. Venkat is also a Senior Investment Adviser to TVM Techno Venture Management, Germany. From 1992 to 2000, he served as Chairman of the Board and Chief Executive Officer of Phyton, Inc. and, from 1993 to 2000, as Chairman of the Board and Managing Director of its wholly owned German subsidiary, Phyton, GmbH. From 1990 to 1991, Dr. Venkat was President and Chief Executive Officer of Genmap, Inc. Dr. Venkat is a Visiting Professor of Chemical and Biochemical Engineering at Rutgers University. He has held visiting faculty positions at Yale University, Dartmouth College, Anna University in India and University College, Galway in Ireland. From 1986 to 1998, Dr. Venkat served as an advisor to the government of India on biotechnology development. Dr. Venkat holds a Ph.D. and a Masters degree in Chemical and Biochemical Engineering from Rutgers University and an undergraduate degree in Chemical Engineering from the Indian Institute of Technology (I.I.T.).

           BIOGRAPHICAL INFORMATION ON NON-DIRECTOR EXECUTIVE OFFICERS

         ANTHONY P. DEASEY. Mr. Deasey is currently Executive Vice President--Finance and Chief Financial Officer of the Company. Mr. Deasey joined the Company as Senior Vice President--Finance and Chief Financial Officer on November 27, 2000 became Executive Vice President--Finance and Administration in February 2002. Prior to joining Celsion, he was Senior Vice President--Finance and Chief Financial Officer of World Kitchen (formerly Corning Consumer Products). He also has served as Senior Vice President--Chief Financial Officer of Rollerblade Inc. and Church & Dwight Co. (NYSE:CHD). Mr. Deasey is a Chartered Accountant who gained his early experience in the international operations of Chesebrough Ponds and Price Waterhouse.


         DANIEL S. REALE. Mr. Reale has served as the Company's Executive Vice President - Oncology Division since April 2003 prior to that he was Executive Vice President - President--BPH Division since April 2001. He formerly was Executive Vice President of Intracel's International Operations and also worked for Coral Therapeutics, Chartwell Home Therapies and Protocare. Mr. Reale has experience as a medical industry executive and has spent his career working with entrepreneurial and start-up ventures.

Mr. Reale previously helped to establish three bio-medical start-up companies (Coral Therapeutics, Chartwell Home Therapies and Protocare). Mr. Reale has a B.A. in biology and psychology from the University of Rochester, a J.D. from Northeastern University School of Law and an M.B.A. from the University of North Carolina.

                        AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that it has an "audit committee financial expert" serving on its Audit Committee as defined by Item 401(h) of Regulation S-K. Our audit committee financial expert is Dr. Max E. Link. Dr. Link is deemed to be "independent" under applicable rules of The American Stock Exchange.

                                 CODE OF ETHICS

         Celsion has adopted a Code of Ethics and Business Conduct applicable to its directors, officers (including its Chief Executive Officer and Chief Financial Officer) and employees. A copy of the Code of Ethics and Business Conduct is filed as Exhibit 14.1 to this Annual Report on Form 10-K and will be available on the Company's website at http://www.celsion.com. The Company intends to post on its website any amendments to, or waivers from, its Code of Ethics promptly following any such amendment or waiver.

                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers. Officers, directors and greater than ten-percent shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company between October 1, 2002 and September 30, 2003, and on discussions with directors and officers, the Company believes that during the last fiscal year all applicable Section 16(a) filing requirements were met.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the aggregate cash compensation paid, during each year in the three-year period ended September 30, 2003, to the Company's Named Executive Officers, its Chief Executive Officer and each of its other executive officers whose annual salary and bonus for the fiscal year ended September 30, 2003 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                  ANNUAL COMPENSATION                              LONG-TERM COMPENSATION AWARDS
                                                  -------------------                              -----------------------------
                                                                               OTHER ANNUAL   RESTRICTED STOCK
NAME AND PRINCIPAL POSITION        FISCAL        SALARY          BONUS        MPENSATION ($)      AWARDS ($)    STOCK OPTIONS (#)
---------------------------        ------        ------          -----        --------------  ----------------  -----------------
Augustine Y. Cheung ............     2003      $  281,163              --      $    5,400              --                 --
President and ..................     2002      $  265,085      $   11,328      $    5,400              --          1,350,000
  Chief Executive Officer ......     2001      $  252,000      $   20,000      $    5,400              --                 --

Anthony P. Deasey ..............     2003      $  224,787              --      $    5,400                             20,000
Executive Vice .................     2002      $  212,413              --      $    5,400              --          1,150,000
President--Finance and
Administration
and Chief Financial Officer(1)..     2001      $  171,784              --              --              --          1,280,000

John Mon .......................     2003      $  140,941              --              --              --             60,000
Vice President--New Business ...     2002      $  131,501      $   30,122              --              --            500,000
Development
and Secretary ..................     2001      $  114,885      $   20,000              --              --            150,000

Daniel S. Reale ................     2003      $  224,787      $  101,709      $    5,400              --            120,000
Executive Vice President and ...     2002      $  212,413      $   81,022      $    5,400              --          1,000,000
President--Oncology Division(2)      2001      $  119,328              --      $    2,700              --            900,000

----------------------
     (1)  Mr. Deasey joined the Company in November 2000.

     (2)  Mr. Reale joined the Company in April 2001.

     (3) Consists of new grants to purchase 500,000 shares and grants to purchase 850,000 shares issued in replacement of cancelled grants to purchase 1,000,000 shares.

     (4) Consists of new grants to purchase 350,000 shares and grants to purchase 800,000 shares issued in replacement of cancelled grants to purchase 900,000 shares.

     (5) 900,000 of these options were cancelled and partially replaced with new options in May 2002.

     (6) Consists of new grants to purchase 100,000 shares and grants to purchase 400,000 shares issued in replacement ofcancelled grants to purchase 450,000 shares.

     (7) These options were cancelled and partially replaced with new options in May 2002.

     (8) Consists of new grants to purchase 200,000 shares and grants to purchase 800,000 shares issued in replacement of cancelled grants to purchase 900,000 shares.

     (9) These options were cancelled and partially replaced with new options in May 2002.

OPTION GRANTS IN FISCAL YEAR 2003

    The following table sets forth information with respect to stock options granted to each of the Named Executive Officers in fiscal year 2003. The Company has not granted any stock appreciation rights.


                                                                                                   POTENTIAL REALIZABLE VALUE AT
                                                                                                   ASSUMED ANNUAL RATES OF STOCK
                                                                                                   PRICE APPRECIATION FOR OPTION
                                                                                                               TERM
                                                                                                  -------------------------------
                      NUMBER OF SECURITIES   PERCENT OF TOTAL OPTIONS   EXERCISE
                       UNDERLYING OPTIONS     GRANTED TO EMPLOYEES       PRICE
         NAME               GRANTED              IN FISCAL YEAR        ($/SHARE)  EXPIRATION DATE     5% ($)        10%($)
         ----         ---------------------      --------------         ---------  ---------------     ------        ------
Augustine Y. Cheung          --                      --                    --             --             --            --
Anthony P. Deasey        120,000 (1)                 13%                 $0.40      December 6, 2012   $30,187        $76,500
Daniel S. Reale          120,000 (1)                 13%                 $0.40      December 6, 2012   $30,187        $76,500
John Mon                  60,000 (1)                  7%                 $0.40      December 6, 2012   $15,093        $38,250


--------------------
(1)  All of the options listed in the table above are exercisable.

   AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES IN FISCAL YEAR 2003

         The following table summarizes, for each of the Named Executive Officers, the number of stock options held at September 30, 2003 and the aggregate dollar value of in-the-money unexercised options. The value of unexercised, in-the-money options at September 30, 2003 is the difference between (a) the exercise price and (b) the fair market value of the underlying stock on September 30, 2003, which was $1.09 per share, based on the closing price of the Company's Common Stock on that date. The options described have not been and may never be exercised and actual gains, if any, on exercise would depend on the value of the Common Stock on the actual date of exercise.


                                                          NUMBER OF SECURITIES UNDERLYING              VALUE OF UNEXERCISED
                                                              UNEXERCISED OPTIONS AT                 IN-THE-MONEY OPTIONS AT
                            SHARES          VALUE               SEPTEMBER 30, 2003                      SEPTEMBER 30, 2003
                          ACQUIRED ON     REALIZED   ---------------------------------------  -------------------------------------
      NAME                 EXERCISE          ($)          EXERCISABLE        UNEXERCISABLE         EXERCISABLE        UNEXERCISABLE
-------------------    ---------------  -----------  ------------------- -----------------    ------------------- -----------------
Augustine Y. Cheung..         --             --          1,083,334             666,666             $639,000            $252,000
Anthony P. Deasey....         --             --          1,093,334             556,666             $501,500            $210,000
John Mon.............         --             --            933,334             226,666             $626,400            $ 82,200
Daniel S. Reale.....          --             --            563,334             556,666             $282,300            $210,300


                         EXECUTIVE EMPLOYMENT AGREEMENTS

         The Company is party to employment agreements with four of its senior executive officers--Dr. Augustine Y. Cheung, Anthony P. Deasey, John Mon and Daniel Reale. Certain material terms of each agreement are described in the sections under the executives' respective names. In addition, all of the employment agreements contain certain common provisions. First, they provide for a severance payment of 2.99 times the executive's base salary in the event that there is a "change of control" of the Company and (i) the executive's employment is terminated without cause or (ii) there is a material adverse change, without the executive's consent, in his working conditions or status and he terminates his employment by notice to the Company. Second, they provide that the executive's base salary will increase on an annual basis based on the greatest of 105% of the base salary for the prior year, the annual Consumer Price Index (CPI) Adjustment or the sum offered by the Company's Board of Directors after taking into account corporate and individual performance, the Company's prospects and general business conditions. Third, they provide that all unvested options under the agreements vest and become immediately exercisable upon the occurrence of a "change of control" of the Company. A "change of control" is defined as a merger, asset sale, tender offer or other substantial change in voting control, or the election of a new majority of the Board of Directors or of three or more directors whose election is opposed by a majority of the Board. Fourth, they provide that, upon death, disability or termination of employment of the executive, such executive and/or his heirs and legal representatives have the option to exercise all stock options vested at the time of death, disability or termination of employment, for a one-year period thereafter, or until the expiration of the stated term of such option, whichever period is shorter. Any stock option not exercisable upon death or disability or the effective date of termination of employment would be forfeited. Finally, the agreements provide for CPI adjustments, restrictive covenants and confidentiality and other protections of the type generally included in employment agreements for members of senior management.

AUGUSTINE Y. CHEUNG

         Under its agreement with the placement agent that conducted the Company's private placement consummated on January 31, 2000, Celsion was required to enter into a three-year employment agreement with Augustine Y. Cheung, the Company's President, Chief Executive Officer and Chief Scientific Officer, in order to encourage continuity of management.

         The executive employment agreement between the Company and Dr. Cheung, effective January 1, 2000, provides for an annual salary of $240,000 per year, renewable annually. In addition, the agreement granted Dr. Cheung a bonus option (not subject to performance conditions) to purchase up to 300,000 shares of Common Stock, at an exercise price of $1.20, which is equal to the average closing price of the Company's Common Stock during the Company's fiscal quarter ended December 31, 1999. These options became fully vested on October 1, 2002.

         Dr. Cheung's employment agreement also granted him performance-based options to purchase up to a maximum of 700,000 shares of Common Stock, at exercise prices ranging from $0.80 to $1.60 per share, upon achievement of five specified corporate milestones, and subject to restrictions comparable to those imposed on annual bonus compensation shares. Those performance objectives included obtaining final FDA approval for Company products, consummating alliances with strategic marketing and distribution partners, and attaining annual pre-tax earnings of at least $1,000,000 for the Company.

         In May 2002, the Company and Dr. Cheung amended his employment agreement and, as part of that amendment, agreed to cancel all the options to purchase Common Stock originally granted to him pursuant to the employment agreement. In exchange, the Company granted Dr. Cheung (1) a bonus option to purchase 800,000 shares of Common Stock at an exercise price of $0.64 per share, which vests at intervals until March 31, 2004, and (2) a performance-based option to purchase 50,000 shares of Common Stock at an exercise price of $0.76 per share, exercisable only if certain corporate milestones are reached during his employment.

         Dr. Cheung's current employment agreement expires on December 12, 2004, subject to annual renewal unless he informs the Company or the Company informs him of an intent not to renew at least three months prior to that schedules expiration date.

ANTHONY P. DEASEY

         In November 2000, Celsion entered into a three-year employment agreement with Anthony P. Deasey, currently the Executive Vice President-- Finance and Chief Financial Officer of the Company. Mr. Deasey's agreement provides for an annual salary of $200,000. The agreement also provided for performance-based incentive options to purchase up to 400,000 shares of Common Stock, exercisable only if certain corporate milestones are reached during his employment, at exercise prices ranging from $1.4375 to $2.0125. In addition, the agreement granted Mr. Deasey a bonus option (not subject to performance conditions) for the purchase of 500,000 shares of Common Stock at a purchase price of $1.4375 per share, which vested at intervals until November 27, 2002.

         In May 2002, the Company and Mr. Deasey amended his employment agreement and, as part of that amendment, agreed to cancel all the options to purchase Common Stock originally granted to him pursuant to the employment agreement. In exchange, the Company granted Mr. Deasey (1) a bonus option to purchase 665,000 shares of Common Stock at an exercise price of $0.64 per share, which vests at intervals until March 31, 2004, and (2) a performance-based option to purchase 135,000 shares of Common Stock at an exercise price of $0.76 per share, exercisable only if certain corporate milestones are reached during his employment.

         Mr. Deasey's employment agreement expires on November 30, 2004, subject to annual renewal unless he informs the Company or the Company informs him of an intent not to renew at least three months prior to that schedules expiration date.

JOHN MON

         In June 2000, Celsion entered into a three-year employment agreement with John Mon, a director and Vice President--New Business Development, Secretary, Treasurer and General Manager of the Company. Mr. Mon's agreement provides for an annual salary of $100,000, renewable annually. Mr. Mon's agreement also provided for performance-based incentive options to purchase up to 250,000 shares of Common Stock, exercisable only if certain corporate milestones are reached during his employment, on terms similar to those governing the incentive options provided to Dr. Cheung. In addition, the agreement granted Mr. Mon a bonus option (not subject to performance conditions) for the purchase of 50,000 shares of Common Stock at a price of $2.75 per share.

         In May 2002, the Company and Mr. Mon amended his employment agreement and, as part of that amendment, agreed to cancel all the options to purchase Common Stock originally granted to him pursuant to the employment agreement. In exchange, the Company granted Mr. Mon (1) a bonus option to purchase 185,000 shares of Common Stock at an exercise price of $0.64 per share, which vests at intervals until March 31, 2004, and (2) a performance-based option to purchase 65,000 shares of Common Stock at an exercise price of $0.76 per share, exercisable only if certain corporate milestones are reached during his employment.

         Mr. Mon's employment agreement expires on June 7, 2004, subject to annual renewal unless he informs the Company or the Company informs him of an intent not to renew at least three months prior to that schedules expiration date.

DANIEL S. REALE

         In April 2001, Celsion entered into a three-year employment agreement with Daniel S. Reale, currently Executive Vice President and President--BPH Division. Mr. Reale's agreement provides for an annual salary of $200,000. The agreement also provided for performance-based incentive options to purchase up to 400,000 shares of Common Stock, exercisable only if certain corporate milestones were reached during his employment, at exercise prices ranging from $1.12 to $1.52. In addition, the agreement granted Mr. Reale a bonus option (not subject to performance conditions) for the purchase of 500,000 shares of Common Stock at a purchase price of $1.03 per share, subject to vesting at intervals until April 9, 2003.

         In May 2002, the Company and Mr. Reale amended his employment agreement and, as part of that amendment, agreed to cancel all the options to purchase Common Stock originally granted to him pursuant to the employment agreement. In exchange, the Company granted Mr. Reale (1) a bonus option to purchase 665,000 shares of Common Stock at an exercise price of $0.64 per share, which vests at intervals until March 31, 2004, and (2) a performance-based option to purchase 135,000 shares of Common Stock at an exercise price of $0.76 per share, exercisable only if certain corporate milestones are reached during his employment.

         Mr. Reale's employment agreement expires on April 8, 2004, subject to annual renewal unless he informs the Company or the Company informs him of an intent not to renew at least three months prior to that schedules expiration date

DIRECTORS' COMPENSATION

         For the year ended September 30, 2003, each of the members of the Board of Directors who was not also an officer of the Company received compensation in the form of shares of the Company's Common Stock with a value equal to $20,000 for his service as a director. Dr. Max Link received additional compensation in the form of shares of the Company's Common Stock with a value equal to $25,000 for his service as the Chairman of the Board of Directors. The shares were valued at $1.09 per share.

         During fiscal year ended September 30, 2003, the Company granted to Dr. Gary Pace an option to purchase 50,000 shares of its Common Stock at $0.43 per share, which vested on December 27, 2002 when Dr. Pace became a member of the Board of Directors.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal year 2003, the Compensation Committee of the Board of Directors was comprised of Dr. Max Link, Dr. Claude Tihon and Dr. Gary Pace. No interlocking relationship exists between any of these members of the Compensation Committee or any executive officer of the Company and any other company's board of directors or compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information known to the Company regarding the beneficial ownership of its Common Stock as of December 15, 2003 by:

     - each person or group known by the Company to own beneficially more than 5% of its outstanding Common Stock;

     - each of its directors and each executive officer named in the Summary Compensation Table appearing under the heading "Item 11. Executive Compensation"; and

     -    its directors and executive officers, as a group.

         Celsion has determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated, the persons included in the table have sole voting and investment power with respect to all shares shown to be beneficially owned thereby. Shares of Common Stock subject to options that are currently exercisable or that become exercisable within 60 days of December 15, 2003 are treated as outstanding and beneficially owned by the holder of such options. However, these shares are not treated as outstanding for purposes of computing the percentage ownership of any other person.


                                                                     NUMBER OF
                                                                   COMMON SHARES       PERCENT OF
                                                                    BENEFICIALLY      COMMON SHARES
           NAME AND ADDRESS OF BENEFICIAL OWNER*                        OWNED         OUTSTANDING(1)
         ---------------------------------------------------   -------------------  -----------------
          Augustine Y. Cheung (2)                                        5,620,510         3.90
          John Mon (3)                                                   1,281,622           **
          Max E. Link (4)                                                  707,186           **
          Claude Tihon (5)                                                 270,997           **
          Kris Venkat (6)                                                  360,959           **
          Anthony P. Deasey (7)                                          1,245,001           **
          Daniel S. Reale (8)                                              563,334           **
          Gary W. Pace (9)                                                  50,000           **
          Boston Scientific Corporation                                  9,375,354         6.55
          One Boston Scientific Place
          Natick, MA 01760-1537

          Directors,  Executive Officers as a  group  (8                10,099,609         6.83
          persons)

 -----------

     * Except as otherwise indicated, the address of each of the persons named is c/o Celsion Corporation, 10220-L Old Columbia Road, Columbia, MD 21046-1705.

     **   Less than 1%.

     (1) Based on 147,915,201 shares of Common Stock outstanding as of December 15, 2003.
                                       34

     (2) Excludes shares of Common Stock owned through the Augustine Y. Cheung and Fee-Wah Cheung 2001 Family Trust, as to which Mr. and Mrs. Cheung have no voting or dispositive power and, therefore, do not have beneficial ownership. Includes 1,083,334 shares of Common Stock underlying currently exercisable options.

     (3) Includes 933,334 shares of Common Stock underlying currently exercisable options.

     (4) Includes 250,000 shares of Common Stock underlying currently exercisable options.

     (5) Includes 161,000 shares of Common Stock underlying currently exercisable options.

     (6) Includes 300,000 shares of Common Stock underlying currently exercisable options.

     (7) Includes 1,093,334 shares of Common Stock underlying currently exercisable options.

     (8) Includes 563,334 shares of Common Stock underlying currently exercisable options.

     (9) Includes 50,000 shares of Common Stock underlying currently exercisable options.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                           NUMBER OF SECURITIES
                                                                                         REMAINING AVAILABLE FOR
                                NUMBER OF SECURITIES TO         WEIGHTED-AVERAGE          FUTURE ISSUANCE UNDER
                                BE ISSUED UPON EXERCISE        EXERCISE PRICE OF        EQUITY COMPENSATION PLANS
                                OF OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,        (EXCLUDING SECURITIES
                                  WARRANTS AND RIGHTS         WARRANTS AND RIGHTS        REFLECTED IN COLUMN (A))
        PLAN CATEGORY                     (A)                         (B)                          (C)
---------------------------   ----------------------------  --------------------------------------------------------
Equity compensation plans
approved by security
holders.....................         8,778,292(1)                    $0.66                      887,125
Equity compensation plans
not approved by security
holders......................        8,922,673                       $0.90                           -- (2)
                               ---------------------------  -------------------------  -----------------------------

         Total.............         17,700,965                       $0.78                      887,125 (2)
                               ===========================  =========================  =============================


(1) Includes both vested and unvested options to purchase Common Stock issued to employees, officers, directors and outside consultants under the Company's 2001 Stock Option Plan (the Plan). Certain of these options to purchase Common Stock were issued under the Plan in connection with employment agreements.

(2) Certain of the securities exercisable to purchase Common Stock set forth in column (a) of this row have price protection or antidilution rights that entitle the holders to reduce the exercise price of such securities if the Company issues additional stock, options, warrants or other convertible securities below the exercise price of the subject securities.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In August 2001, the Company entered into an Advisory Agreement with Dr. Kris Venkat, one of its directors, pursuant to which Dr. Venkat is to provide at least 60 days of consulting services per year to the Company for an initial term of two years. This agreement was extended for one year in August 2003. Such consulting services are in addition to Dr. Venkat's services as a director and include providing (i) strategic business and tactical advice to the Company regarding its development, management and personnel, (ii) assistance with the Company's heat-activated liposome business, (iii) assistance with developing a financial strategy and securing additional capital and/or financing, and (iv) identifying potential investors that meet the Company's objectives.

         As compensation for his consulting services, the Company is obligated to pay Dr. Venkat a fee of $60,000 per year during the term of the agreement. Upon prior approval by the Company, he will be paid an additional $1,000 per day for any time expended beyond 60 days. In addition to the fees, the agreement provides for performance-based incentive options to purchase up to 400,000 shares of Common Stock, exercisable only if certain corporate milestones are reached during the term of Dr. Venkat's consulting arrangement with the Company. The exercise price of such options ranges from $0.85 to $1.36 per share. The agreement also grants Dr. Venkat an option, not subject to performance conditions, for the purchase of 300,000 shares of Common Stock at a price of $0.68 per share, which became fully vested on August 1, 2002.

         All of Dr Venkat's unvested options (other than the performance-based options) would immediately vest and become exercisable if the Company terminates the agreement for any reason other than his breach of the agreement or his substantial failure to perform his duties under the agreement due to disability or his death. All of his unvested options (including the performance-based options) would also immediately vest upon a change of control of the Company. For purposes of Dr. Venkat's agreement, a change of control is defined as the change in beneficial ownership of 25% or more of the outstanding Common Stock of the Company, the change in a majority of the members of the Board, with none of the new members being approved by at least 75% of the members of the Board as of August 2000, the sale of substantially all of the assets of the Company, a transfer of all or substantially all of the Company's liposome business to a person that is not a subsidiary of the Company, or the Company's entry into a joint venture with regard to the liposome business in which the Company does not retain voting control.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      1. FINANCIAL STATEMENTS

         The following is a list of the financial statements of Celsion Corporation filed with this Annual Report on Form 10-K, together with the report of our independent public accountants.

                        TITLE OF DOCUMENTS                          PAGE NO.
                        ------------------                          --------

         Independent Auditors' Report...........................        F-1

         Balance Sheet..........................................        F-2

         Statements of Operations...............................        F-4

         Statements of Changes in Stockholders' Equity..........        F-5

         Statements of Cash Flows...............................        F-7

         Notes to Financial Statements..........................        F-8

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

         3.1.4               Intentionally omitted

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

         EXHIBIT NO.                        DESCRIPTION
         -----------                        -----------

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

         10.11               Intentionally omitted.

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

         EXHIBIT NO.                        DESCRIPTION
         -----------                        -----------

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

         10.33 Form of Warrant to Purchase Common Stock pursuant to the Private Placement Memorandum (the "PPM") of the Company dated May 30, 2003 as supplemented, incorporated herein by reference to Exhibit 4.3 to

         EXHIBIT NO.                        DESCRIPTION
         -----------                        -----------


                             the Form S-3 Registration Statement of the Company (File No. 333-108318) filed on August 28, 2003.

         10.34 Form of Warrant issued to the Placement Agents pursuant to the PPM, incorporated herein by reference to Exhibit 4.3 to the Form S-3 Registration Statement of the Company (File No. 333-108318) filed on August 28, 2003.

         10.35 License Agreement dated July 18, 2003 between the Company and Duke University. (Confidential treatment requested.), incorporated herein by reference to Exhibit 4.3 to the Form S-3 Registration Statement of the Company (File No. 333-108318) filed on August 28, 2003.

         10.36 Agreement Regarding Retirement and Resignation dated October 4, 2001 between the Company and Spencer J. Volk, incorporated herein by reference to Exhibit 4.3 to the Form S-3 Registration Statement of the Company (File No. 333-108318) filed on August 28, 2003.

         14.1+               Code of Ethics and Business Conduct

         23.1+ Consent of Stegman & Company, independent public accountants of the Company.

         31.1+ Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2+ Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1+ Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                             Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2+ Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                             Section 906 of the Sarbanes-Oxley Act of 2002.

+ Filed herewith.

*Management contract or compensatory plan, contract or arrangement.

(B) REPORTS ON FORM 8-K.

Celsion filed a report on Form 8-K on July 28, 2003 disclosing the first closing of a private placement of approximately 9.5 million shares of its common stock, par value $0.01 per share and warrants to purchase approximately 2.85 million shares of common stock (representing 30% warrant coverage) exercisable at $1.20 per share. The placement was priced at $0.77 per share and associated warrant and yielded gross proceeds of approximately $7.3 million.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused its annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CELSION CORPORATION

                          December 24, 2003       By: /s/ Augustine Y. Cheung
                                                  ---------------------------
                                                  Augustine Y. Cheung
                                                  President and Chief Executive
                                                  Officer (Principal Executive
                                                  Officer)

                                                  By: /s/ Anthony P. Deasey
                                                  ---------------------------
                                                  Anthony P. Deasey
                                                  Chief  Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                SIGNATURE                       TITLE               DATE
         -----------------------    ---------------------------  -----------
         /s/ Augustine Y. Cheung    Director, President and        December 24, 2003
         ------------------------   Chief Executive Officer
         Augustine Y. Cheung        (Principal Executive Officer)


         /s/ Anthony P. Deasey      Executive Vice President       December 24, 2003
         ------------------------   and Chief Financial Officer
         Anthony P. Deasey          (Principal Financial and
                                    Accounting Officer)


         /s/ John Mon               Vice President, Director,      December 24 2003
         ------------------------   Secretary, and Vice
         John Mon                   President of New Business
                                       Development


         /s/ Max E. Link            Chairman of the Board          December 24, 2003
         ------------------------
         Max E. Link

         /s/ Kris Venkat            Director                       December 9, 2003
         ------------------------
         Kris Venkat

         /s/ Claude Tihon           Director                       December 24, 2003
         ------------------------
          Claude Tihon

         /s/ Gary W. Pace           Director                       December 18, 2003
         ------------------------
         Gary W. Pace


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






NO EXTRACTS FROM THIS REPORT MAY BE PUBLISHED WITHOUT OUR WRITTEN CONSENT. STEGMAN & COMPANY

                               CELSION CORPORATION

                    REPORT ON AUDITS OF FINANCIAL STATEMENTS

              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000


                                    CONTENTS

                                                                        PAGE

                     INDEPENDENT AUDITORS' REPORT....................    F-1

                     FINANCIAL STATEMENTS

                     Balance Sheets..................................    F-2

                     Statements of Operations........................    F-4

                     Statements of Changes in Stockholders' Equity...    F-5

                     Statements of Cash Flows........................    F-7

                     NOTES TO FINANCIAL STATEMENTS..................     F-8

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Celsion Corporation
Columbia, Maryland

          We have audited the accompanying balance sheets of Celsion Corporation (the "Company") as of September 30, 2003 and 2002, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celsion Corporation as of September 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.


                                                           /s/ Stegman & Company



Baltimore, Maryland
November 21, 2003

                               CELSION CORPORATION

                                 BALANCE SHEETS
                           SEPTEMBER 30, 2003 AND 2002

                                     ASSETS

                                                            2003              2002
                                                         -----------      -----------
CURRENT ASSETS:
   Cash                                                  $11,410,533      $   928,819
   Other receivables                                          90,927           84,493
   Inventories                                               824,791          449,608
   Prepaid expenses                                           78,842           47,255
                                                         -----------      -----------
           Total current assets                           12,405,093        1,510,175
                                                         -----------      -----------
PROPERTY AND EQUIPMENT - at cost:
   Furniture and office equipment                            340,679          311,481
   Laboratory and shop equipment                             172,006           89,354
                                                         -----------      -----------
                                                             512,685          400,835
     Less accumulated depreciation                           275,361          190,658
                                                         -----------      -----------
           Net value of property and equipment               237,324          210,177
                                                         -----------      -----------
OTHER ASSETS:
   Deposits                                                   23,622           23,622
   Prepaid inventory development costs                       417,218          486,602
   Patent licenses (net of accumulated amortization
     of $144,906 and $129,077 in 2003 and 2002,
     respectively)                                            45,044           60,873
                                                         -----------      -----------
           Total other assets                                485,884          571,097
                                                         -----------      -----------

           TOTAL ASSETS                                  $13,128,301      $ 2,291,449



See accompanying notes.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                          2003                2002
                                                                                      ------------       ------------
CURRENT LIABILITIES:
   Accounts payable - trade                                                           $    883,218       $    494,650
   Accrued noncash compensation                                                            125,395                 --
   Other accrued liabilities                                                               384,886            280,309
                                                                                      ------------       ------------
           Total current liabilities                                                     1,393,499            774,959
                                                                                      ------------       ------------
           Total liabilities                                                             1,393,499            774,959
                                                                                      ------------       ------------
STOCKHOLDERS' EQUITY:
   Common stock - $.01 par value; 200,000,000 shares authorized, 143,101,134 and
     92,417,556 shares issued and outstanding for 2003 and 2002,
     respectively                                                                        1,431,011            924,176
   Series A 10% Convertible Preferred Stock, $1,000
     par value, 7,000 shares authorized, -0- and
     1,131 shares issued and outstanding for 2003
     and 2002, respectively                                                                     --          1,130,500
   Series B 8% Convertible Preferred Stock, $1,000 par value; 5,000 shares authorized, -0- and 1,591 shares issued and outstanding for 2003 and 2002,
     respectively                                                                               --          1,396,285
   Additional paid-in capital                                                           67,582,174         41,885,610
   Accumulated deficit                                                                 (57,278,383)       (43,820,081)
                                                                                      ------------       ------------
           Total stockholders' equity                                                   11,734,802          1,516,490
                                                                                      ------------       ------------
           TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                                                  $ 13,128,301       $  2,291,449



See accompanying notes.

                               CELSION CORPORATION

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

                                                 2003                2002                2001
                                            -------------       -------------       -------------
REVENUES:
   Equipment sales and parts                $          --       $          --       $          --
   Returns and allowances                              --                  --                  --
                                            -------------       -------------       -------------
           Total revenues                              --                  --                  --

COST OF SALES                                          --                  --                  --
                                            -------------       -------------       -------------
GROSS PROFIT                                           --                  --                  --
                                            -------------       -------------       -------------
OPERATING EXPENSES:
   Selling, general and administrative          5,125,769           4,833,005           3,211,625
   Research and development                     8,178,680           5,004,687           4,075,249
                                            -------------       -------------       -------------
           Total operating expenses            13,304,449           9,837,692           7,286,874
                                            -------------       -------------       -------------
INTEREST INCOME                                    30,378              48,321             318,038

RENTAL INCOME                                          --              38,289              45,609
                                            -------------       -------------       -------------
NET LOSS                                      (13,274,071)         (9,751,082)         (6,923,227)

BENEFICIAL CONVERSION FEATURE
   AND DIVIDENDS ON PREFERRED STOCK              (184,231)           (391,888)           (234,637)
                                            -------------       -------------       -------------
NET LOSS ATTRIBUTABLE TO COMMON
   STOCKHOLDERS                             $ (13,458,302)      $ (10,142,970)      $  (7,157,864)

BASIC AND DILUTED NET LOSS PER
   COMMON SHARE                             $       (0.12)      $       (0.12)      $       (0.10)

BASIC AND DILUTED WEIGHTED AVERAGE
   NUMBER OF COMMON SHARES
   OUTSTANDING                                113,680,286          87,257,672          72,249,920


See accompanying notes.

                               CELSION CORPORATION

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

                                                                                                       Series A
                                                                                                   10% Convertible
                                                                  Common Stock                     Preferred Stock
                                                          ----------------------------      -----------------------------
                                                             Shares           Amount           Shares           Amount
                                                          -----------      -----------      -----------       -----------
Balances at October 1, 2000                                64,372,067      $   643,721            5,176       $ 5,176,000
   Sale of common stock                                       510,000            5,100               --                --
   Conversion of shares of Series A 10% convertible,
     preferred stock plus accrued dividends                10,514,763          105,148           (4,311)       (4,311,053)
   Exercise of common stock warrants and options            1,160,757           11,607               --                --
   Preferred stock dividend                                        --               --              234           234,637
   Stock based compensation expense                           319,174            3,192               --                --
   Net loss                                                        --               --               --                --
                                                          -----------      -----------      -----------       -----------

Balances at September 30, 2001                             76,876,761          768,768            1,099         1,099,584

   Sale of preferred and common stock                      12,500,000          125,000               --                --
   Conversion of shares of Series A 10% convertible,
     preferred stock plus accrued dividends                   143,836            1,438              (58)          (58,972)
   Conversion of shares of Series B 8% convertible,
     preferred stock plus accrued dividends                   918,000            9,180               --                --
   Exercise of common stock warrants and options            1,471,250           14,713               --                --
   Preferred stock dividend                                        --               --               90            89,888
   Beneficial conversion feature                                   --               --               --                --
   Stock based compensation expense                           507,709            5,077               --                --
   Net loss                                                        --               --               --                --
                                                          -----------      -----------      -----------       -----------
Balances at September 30, 2002                             92,417,556          924,176            1,131         1,130,500

   Sale of preferred and common stock                      24,418,399          244,184               10            10,050
   Conversion of shares of Series A 10% convertible,
     preferred stock plus accrued dividends                 2,996,814           29,968           (1,231)       (1,230,595)
   Conversion of shares of Series B 8% convertible
     preferred stock plus accrued dividends                 3,370,453           33,704               --                --
   Exercise of common stock warrants and options           15,209,291          152,093               --                --
   Preferred stock dividend                                        --               --               90            90,045
   Stock based compensation expense                         4,688,621           46,886               --                --
   Net loss                                                        --               --               --                --
                                                          -----------      -----------      -----------       -----------
Balances at September 30, 2003                            143,101,134      $ 1,431,011      $        --       $        --



See accompanying notes.


           Series B
        8% Convertible
        Preferred Stock              Additional
--------------------------------       Paid-in            Accumulated
    Shares             Amount          Capital              Deficit             Total
------------       -------------   ---------------       ------------       ------------

          --       $         --       $ 29,677,625       $(26,770,917)      $  8,726,429

          --                 --            147,400                 --            152,500

          --                 --          4,205,905                 --                 --
          --                 --            (11,607)                --                 --
          --                 --                 --           (234,637)                --
          --                 --            710,323                 --            713,515
          --                 --                 --         (6,923,227)        (6,923,227)
------------       ------------       ------------       ------------       ------------

          --                 --         34,729,646        (33,928,781)         2,669,217

       2,000          2,000,000          5,454,532                 --          7,579,532

          --                 --             57,534                 --                 --

        (459)          (402,375)           393,195                 --                 --
          --                 --             34,814                 --             49,527
          50             50,330                 --           (140,218)                --
          --           (251,670)           251,670                 --                 --
          --                 --            964,219                 --            969,296
          --                 --                 --         (9,751,082)        (9,751,082)
------------       ------------       ------------       ------------       ------------

       1,591          1,396,285         41,885,610        (43,820,081)         1,516,490

          --                 --         13,656,290                 --         13,910,524

          --                 --          1,200,627                 --                 --

      (1,685)        (1,490,471)         1,456,767                 --                 --
          --                 --          5,619,526                 --          5,771,619
          94             94,186                 --           (184,231)                --
          --                 --          3,763,354                 --          3,810,240
          --                 --                 --        (13,274,071)       (13,274,071)
------------       ------------       ------------       ------------       ------------

$         --       $         --       $ 67,582,174       $(57,278,383)      $ 11,734,802


                               CELSION CORPORATION

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

                                                                 2003              2002                2001
                                                             ------------       ------------       ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $(13,274,071)      $ (9,751,082)      $ (6,923,227)
   Noncash items included in net loss:
     Depreciation and amortization                                100,532             82,437             68,845
     Inventory valuation                                               --                 --             13,538
     Stock based compensation                                   1,248,640            259,172            372,633
     Warrants issued for legal settlement                              --            476,724                 --
     Common stock issued for expenses                           2,561,600            233,401            340,758
     Loss from disposal of property and equipment                      --              1,825                 --
   Net changes in:
     Accounts receivable and other receivables                     (6,434)           (83,288)             1,102
     Inventories                                                 (375,183)          (449,608)                --
     Accrued interest receivable - related parties                     --                 --              7,751
     Prepaid expenses                                             (31,587)           (47,255)            14,832
     Other current assets                                              --            150,000           (115,644)
     Prepaid inventory development costs                           69,384           (486,602)                --
     Accounts payable and accrued interest payable                388,568            349,130            (70,324)
     Accrued noncash compensation                                 125,395                 --                 --
     Other accrued liabilities                                    104,577            153,388             66,275
                                                             ------------       ------------       ------------
              Net cash used in operating activities            (9,088,579)        (9,111,758)        (6,223,461)
                                                             ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase (decrease) in deposits                                     --              5,915            (21,952)
   (Decrease) increase in security deposit liability                   --            (15,203)            15,203
   Purchase of property and equipment                            (111,850)           (89,329)          (117,572)
                                                             ------------       ------------       ------------

              Net cash used in investing activities              (111,850)           (98,617)          (124,321)
                                                             ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of notes payable                                      500,000                 --                 --
   Payment on notes payable                                      (500,000)                --           (114,778)
   Proceeds of stock issuances                                 19,682,143          7,629,058            152,500
                                                             ------------       ------------       ------------
              Net cash provided by financing activities        19,682,143          7,629,058             37,722
                                                             ------------       ------------       ------------
NET INCREASE (DECREASE) IN CASH                                10,481,714         (1,581,317)        (6,310,060)

CASH AT BEGINNING OF YEAR                                         928,819          2,510,136          8,820,196
                                                             ------------       ------------       ------------

CASH AT END OF YEAR                                          $ 11,410,533       $    928,819       $  2,510,136

Cash paid during the year for interest                       $         --       $         --       $         --

Cash paid during the year for income taxes                   $         --       $         --       $         --


See accompanying notes.

                               CELSION CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

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

       Property and Equipment
       ----------------------

                  Property and equipment is stated at cost. Depreciation is provided over the estimated useful lives of the related assets of three to seven years using the straight-line method. Major renewals and improvements are capitalized at cost and ordinary repairs and maintenance are charged against operations as incurred. Depreciation expense was $84,703, $66,608 and $53,016 for the years ended September 30, 2003, 2002 and 2001, respectively.

       Prepaid Inventory Development Costs
       -----------------------------------

                  The balance in prepaid development costs represents research/development costs paid to a vendor for the design and development of catheters which are to be used with the Company's BPH machines.

       Patent Licenses
       ---------------

                  The Company has purchased several licenses to use the rights to patented technologies. Patent license costs are amortized on a straight-line basis over the remaining patent life.

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

       Stock-Based Employee Compensation
       ---------------------------------

                  The Company has long-term compensation plans that permit the granting of incentive awards in the form of stock options. The Company had adopted the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation which allows companies to continue to measure compensation costs for stock options granted to employees using the value-based method of accounting prescribed by APB Opinion No. 25 Accounting for Stock Issued to Employees (APB 25). Celsion has elected to follow APB 25 and the related interpretations in accounting for its employee stock options. The Company has repriced certain stock options which has resulted in the recognition of compensation costs as more fully described in Note 7.

                  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123, using the assumptions described in Note 7, to its stock-based employee plans:

                                                                    Year Ended September 30,
                                                      --------------------------------------------------
                                                          2003               2002               2001
                                                      ------------       ------------       ------------
Net loss, attributable to common
  stockholders, as reported                           $(13,458,302)      $(10,142,970)      $ (7,157,740)

Add stock-based employee compensa-
  tion expense included in reported
  net loss                                                 967,376                 --                 --

Deduct total stock-based employee
  compensation expense determined
  using the fair value based method
  for all awards                                         1,187,722            980,962            676,449
                                                      ------------       ------------       ------------
Pro forma net loss                                    $(13,678,648)      $(11,123,932)      $ (7,834,189)
                                                      ============       ============       ============
Loss per share:
  Basic - as reported                                 $      (0.12)      $      (0.12)      $      (0.10)
                                                      ============       ============       ============

  Basic - pro forma                                   $      (0.12)      $      (0.13)      $      (0.11)
                                                      ============       ============       ============

       Fair Value of Financial Instruments
       -----------------------------------

              The carrying values of financial instruments approximates fair value.

2.  FINANCIAL CONDITION

              Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company's research and development programs, the clinical trials conducted in connection with the Company's thermotherapy systems and applications for submission to the Food and Drug Administration. The Company believes these expenditures are essential for the commercialization of its technologies. As a result of these expenditures, as well as related general and administrative expenses the Company had an accumulated deficit of $57 million as of September 30, 2003. The Company expects such operating losses to continue in the near term and for the foreseeable future as it continues its product development efforts, and undertakes marketing and sales activities. The Company's ability to achieve profitability is dependent upon its ability to successfully obtain governmental approvals, produce, market and sell its new technology and integrate such technology into its thermotherapy systems. There can be no assurance that the Company will be able to commercialize its technology successfully or that profitability will ever be achieved. The operating results of the Company have fluctuated significantly in the past. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, many of which are outside the Company's control.

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

              If adequate funding is not available in the future, the Company may be required to delay, scale-back or eliminate certain aspects of its operations or to attempt to obtain funds through onerous arrangements with partners or others that may force the Company to relinquish rights to certain of its technologies, products or potential markets. Furthermore, if the Company cannot fund its ongoing development and other operating requirements, and particularly those associated with its obligation to conduct clinical trials under its licensing agreements, it will be in breach of its commitments under such licensing agreements and could therefore lose its license rights, with material adverse effects on the Company. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

              The Company adopted the provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation. This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is following the disclosure requirements of SFAS No. 148 in its financial statements for the year ended September 30, 2003.

              In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, to provide clarification on the meaning of an underlying derivative, the characteristics of a derivative that contains financing components and the meaning of an initial investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of this statement should be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on the results of operations or financial condition.

              In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, thus the Company adopted the provisions of SFAS No. 150 for its fourth quarter beginning July 1, 2003. The adoption of this SFAS No. 150 did not have a material impact on the results of operations or financial condition.

              In January 2003, the FASB issued FASB Interpretation ("FIN") 46, Consolidation of Variable Interest Entities - an Interpretation of ARAB No. 51. This interpretation provides guidance related to identifying variable interest entities (previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN 46. This interpretation will be effective for the Company's first quarter beginning October 1, 2003. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN 46 will not have any impact on our results of operations and financial condition. However, if the Company enters into any such arrangement with a variable interest entity in the future (or any entity with which we currently have a relationship is reconsidered based on guidance in FIN 46 to be a variable interest entity), the Company's results of operations and financial condition will be impacted.

4.    INVENTORIES

              Inventories are stated at the lower of cost or market and consist of the following:

                                                    2003            2002
                                                  --------        --------
           Materials                              $732,225        $373,786
           Work-in-process                          51,156          75,822
           Finished goods                           41,410              --
                                                  --------        --------

                                                  $824,791        $449,608
                                                  ========        ========

5.  INCOME TAXES

              A reconciliation of the Company's statutory tax rate to the effective rate for the years ended September 30 is as follows:

                                                      2003       2002       2001
                                                     ------     ------     ------
       Federal statutory rate                          34.0%      34.0%      34.0%
       State taxes, net of federal tax benefit          4.6        4.6        4.6
       Valuation allowance                            (38.6)     (38.6)     (38.6)
                                                     ------     ------     ------
                                                         .0%        .0%        .0%
                                                     ======     ======     ======


              As of September 30, 2003, the Company had net operating loss carryforwards of approximately $48 million for federal income tax purposes that are available to offset future taxable income through the year 2023.

              The components of the Company's deferred tax asset for the years ended September 30 is as follows:

                                                       2003              2002
                                                   ------------     ------------
       Net operating loss carryforwards            $ 18,700,000     $ 14,300,000
       Valuation allowance                          (18,700,000)     (14,300,000)
                                                   ------------     ------------

                                                   $         --     $         --
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

6.  RETIREMENT PLAN

              The Company provides a SAR-SEP savings plan to which eligible employees may make pretax payroll contributions up to 15% of compensation. The Company did not make contributions to the plan in the years ended September 30, 2003, 2002 and 2001.

7.  PREFERRED STOCK

              The Company had preferred stock known as Series A 10% convertible preferred stock. All of this preferred stock was converted to common stock during the year ended September 30, 2003. Holders of shares of preferred stock were entitled to receive, as and if declared by the Company's Board of Directors, dividends at the annual rate of 10% per share payable semi-annually on March 31 and September 30. Such dividends were payable in shares and fractional shares of preferred stock, valued for this purpose at the rate of $1,000 per share. There were 1,131 (including accrued dividends) shares of this stock issued and outstanding at September 30, 2002.

              The shares of Series A preferred stock were subject to exchange and conversion privileges upon the occurrence of major events, including a public offering of the Company's securities or the Company's merger into another public company. In addition, the holders of the Series A preferred stock were entitled to convert their preferred shares into shares of common stock at a conversion price of $0.41 per share of common stock, subject to certain adjustments.

              During the year ended September 30, 2002, the Company issued 2,000 shares of Series B 8% convertible preferred stock on a private placement basis. All of this preferred stock was converted to common stock during the year ended September 30, 2003. Holders of shares of preferred stock were entitled to receive, as and if declared by the Company's Board of Directors, dividends at the annual rate of 8% per share payable semi-annually on June 30 and December
31. Such dividends were payable in shares and fractional shares of preferred stock, valued for this purpose at the rate of $1,000 per share. There was 1,591 (including accrued dividends) shares of this stock issued and outstanding at September 30, 2002.

              The shares of Series B preferred stock were subject to exchange and conversion privileges at any time after September 30, 2002 at a conversion price of $0.50 per share of common stock.

              As of September 30, 2002, 1,591.33 (including accrued dividends) shares of Series B 8% preferred stock were outstanding.

8.  STOCK OPTIONS AND WARRANTS

              The Company has issued stock options and warrants to employees, directors, vendors and debt holders. Options and warrants are generally granted at market value at the date of the grant.

              A summary of the Company's stock option and warrant activity and related information for the years ended September 30, 2003, 2002 and 2001 is as follows:

                                                                        Weighted
                                                       Options/          Average
                                                       Warrants         Exercise
                                                     Outstanding          Price
                                                     -----------        --------

              Outstanding at October 1, 2001           7,531,910           .44
                Granted                                8,158,308          1.36
                Exercised                               (585,000)          .35
                Expired/cancelled                             --            --
                                                     -----------

              Outstanding at September 30, 2001       15,105,218           .94
                Granted                               31,307,874           .52
                Exercised                             (1,471,250)          .03
                Expired/cancelled                    (10,258,049)          .91
                                                     -----------

              Outstanding at September 30, 2002       34,683,793           .61
                Granted                                9,013,765           .74
                Exercised                            (15,209,291)          .38
                Expired/cancelled                       (306,100)          .90
                                                     -----------

              Outstanding at September 30, 2003       28,182,167           .78
                                                     ===========

              Following is additional information with respect to options and warrants outstanding at September 30, 2003:

                                                                              Exercise           Exercise         Exercise
                                                                             Price from         Price from       Price from
                                                                            $.25 to $.50      $.51 to $1.00    $1.01 to $5.00
                                                                            -------------     -------------    --------------
              Outstanding at September 30, 2003:
                   Number of options/warrants                                  5,070,951        17,634,302        5,476,914
                   Weighted average exercise price                           $       .38       $       .67      $      1.49
                   Weighted average remaining contractual life in years             5.79              5.11             4.23

              Exercisable at September 30, 2003:
                   Number of options/warrants                                  3,564,284        14,963,332        5,176,914
                   Weighted average exercise price                           $       .35      $        .66      $      1.51
                   Weighted average remaining contractual life in years             5.02              4.51             4.03


       Option Repricing
       ----------------

                   On March 29, 2002, in order to provide meaningful continuing stock-based incentives for members of management, and in recognition of the decline in the market price of the Company's Common Stock, the Compensation Committee of the Board of Directors approved the cancellation of options to purchase a total of 3,625,000 shares of Common Stock held by certain key executives and issued new options to purchase a total of 3,150,000 shares, resulting in a net decrease of options to purchase 475,000 shares. The cancelled options had been issued to the Company's executives pursuant to their respective employment contracts at exercise prices in excess of the current market price of the Company's Common Stock. These options consisted of certain options vested at the time of cancellation, as well as options with vesting dates through April of 2003, and with expiration dates through April of 2011. The new options consist of currently vested compensatory options, bonus options, two-thirds of which are currently vested and the remainder of which vest on March 31, 2004, and performance-based awards that vest, if at all, upon achievement, by the Company, of certain specified milestones, all of which expire in May of 2012. All of the new options were issued pursuant to the Company's 2001 Stock Option Plan, at exercise prices at or in excess of the market price for the common stock on the date of grant.

                   The Company will account for the repriced options using variable accounting under FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No.
25. Consequently, during each reporting period the Company will record compensation expense relating to the vested portion of the repriced options to the extent that the fair market value of the Company's Common Stock exceeds the exercise price of such options. While the Company did not recognize any such compensation expense in the years ended September 30, 2002 and 2001, it recognized $967,376 in the year ended September 30, 2003.

       Options Issued to Non-Employees for Services
       --------------------------------------------

                   During each of the years in the three-year period ended September 30, 2003, the Company entered into agreements with consultants in which the consultants received stock options in exchange for services. The fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of options. It requires the use of certain somewhat subjective inputs. These inputs are listed below along with the weighted average of the values used by the Company:

                                               September 30,
                                        ----------------------------
                                         2003       2002       2001
                                        ------     ------     ------
          Risk-free interest rate        2.88%       5.0%       5.0%
          Expected volatility            96.4%        50%        50%
          Expected option life          5 yrs.     5 yrs.     5 yrs.

                    Based upon these valuations, the Company recognized $406,660, $259,171 and $372,633 of expense associated with its issuance of options in lieu of cash for services to consultants.

       Employee Stock Options
       ----------------------

                    The Company has long-term compensation plans that permit the granting of incentive awards in the form of stock options. Generally, the terms of these plans require that the exercise price of the options may not be less than the fair market value of Celsion Corporation's common stock on the date the options are granted. Options generally vest over various time frames or upon milestone accomplishments. Some vest immediately. Others vest over a period between one to five years. The Company's options generally expire ten years from the date of the grant.

        The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement No. 123), but applies Accounting Principles Board Opinion No. 25 and related interpretations. No compensation expense related to the granting of stock options to employees or directors was recorded during the three years ended September 30, 2003. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model. The inputs used along with the weighted average of the values used were as follows:

                                                  September 30,
                                      ----------------------------------------
                                        2003           2002            2001
                                      ---------      ---------      ----------
           Risk-free interest rate      3.53%          5.27%          4.77%
           Expected volatility          96.4%            78%            78%
           Expected option life       3 - 5 yrs.     3 - 5 yrs.     3 - 5 yrs.

9.  LICENSE AGREEMENTS AND PROPRIETARY RIGHTS

              The Company owns three United States patents, which are directed to our adaptive phased array methods of treating breast cancer and BPH. Additionally, we have seven United States patents pending, all of which have been filed internationally. Three of our pending United States patent applications are directed to the BPH treatment system, three are directed to our breast cancer treatment, and one is directed to our monopole deep tumor treatment system.

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

              The Company has entered into a license agreements with MMTC in 1996 and 2002, for exclusive worldwide rights to MMTC's patents related to its balloon compression technology for the treatment of prostatic disease in humans. The exclusive rights under the MMTC license agreements extend for the life of MMTC's patents. MMTC currently has patents in the United States and Canada. The terms of these patents expire at various times from April 2008 to November 2014. In addition, MMTC also has patent applications pending in Japan and Europe.

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

              On January 31, 2003, the Company issued 3,805,366 shares of common stock to Duke University valued at $2,175,000 as payment under this licensing agreement, which has been included in research and development expenses for the year ending September 30, 2003.

              The Company's rights under our license agreement with Duke University extend for the longer of 20 years or the end of any term for which any relevant patents are issued by the United States Patent and Trademark Office. Currently, the Company has rights to Duke's patent for its thermo-liposome technology in the United States, which expires in 2018, and to future patents received by Duke in Canada, Europe, Japan and Australia, where it has patent applications pending. The European application can result in coverage in the United Kingdom, France and Germany. For this technology, license rights are worldwide, with various patent rights covering the United States, Canada, the United Kingdom, France, Germany and Japan.

              The Company has entered into a license agreement with Sloan-Kettering in November 2000 by which we obtained exclusive rights to Sloan-Kettering's United States patent and to patents that Sloan-Kettering may receive in the future for its heat-sensitive gene therapy in Japan, Canada and Europe, where it has patent applications pending. These rights under the agreement with Sloan-Kettering will terminate at the later of 20 years after the date of the agreement or the last expiration date of any patent rights covered by the agreement.

10. LITIGATION SETTLEMENT

              During the year ended September 30, 2002 the Company settled litigation with a former director and a related investment group (the "Group") related to the issuance of common stock warrants. In settlement of this litigation, the Company agreed to pay the lesser of certain legal costs or $265,000 and to adjust the exercise price of 6,325,821 warrants originally issued to the Group. Expense related to this settlement totaled $741,724 and is included in selling, general and administrative expenses for the year ended September 30, 2002.

11. COMMITMENTS AND CONTINGENCIES

        Lease Commitments
        -----------------

                    The Company has entered into a lease for their facilities located in Columbia, Maryland. Future minimum lease obligations are as follows:

                           2004                            $190,814
                           2005                             185,548
                           2006                             191,093
                           2007                             196,094
                           2008                             202,739
                           Thereafter                       441,859

                    Rent expense for the years ended September 30, 2003, 2002 and 2001 was $367,288, $359,206 and $227,961, respectively.

        Rental Income
        -------------

                    In July 2001, the Company began subleasing some of its office/warehouse space to an unrelated party. The Company rented this space for three months in each of the years ended September 30, 2002 and 2001, generating $38,289 and $45,609, respectively. The sublease ended January 1, 2002 and, since that time, the Company has subleased no other property.

12. CONCENTRATIONS OF CREDIT RISK

              As of September 30, 2003 and 2002, the Company had a concentration of credit represented by cash balances in one large commercial bank in amounts that exceed current federal deposit insurance limits. The financial stability of this institution is continually reviewed by senior management.

13. AGREEMENT WITH BOSTON SCIENTIFIC CORPORATION

              On January 21, 2003, the Company and Boston Scientific Corporation ("BSC") entered into a distribution agreement pursuant to which the Company has granted BSC certain rights to market and distribute the Company's BPH technology.

              The Company and BSC also entered into a transaction agreement on January 21, 2003. Pursuant to this agreement, upon attainment of specified milestones by Celsion, BSC will make equity investments in Celsion through the purchase of the Company's common stock. On January 21, 2003, BSC purchased 9,375,354 shares of the Company's common stock for $5,000,000.

              The Company has also granted BSC the exclusive right to purchase the assets and technology relating to the manufacture, marketing sale, distribution and/or research and development of products using thermal therapy for the treatment of BPH.

14. YEAR END CHANGE

              The Company's Board of Directors has approved, effective immediately, a change in the Company's fiscal year end from September 30 to December 31.

15. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                               First            Second             Third            Fourth
                                              Quarter           Quarter           Quarter           Quarter
                                            -----------       -----------       -----------       -----------
Gross profit on sales                       $        --       $        --       $        --       $        --
General and administrative expenses            (840,044)       (1,141,021)         (925,279)       (2,219,425)
Research and development expenses            (1,097,428)       (3,652,560)       (1,929,435)       (1,499,257)
Other income/expense                              2,651             6,564             5,248            15,915
                                            -----------       -----------       -----------       -----------
Net loss                                    $(1,934,821)      $(4,787,017)      $(2,849,466)      $(3,702,767)
                                            ===========       ===========       ===========       ===========
Net loss per share - basic and diluted      $      (.02)      $      (.04)      $      (.03)      $      (.03)
                                            ===========       ===========       ===========       ===========
