Form 10-Q
period 2003-12-31
CELSION CORP
filed 2004-02-17
CIK 749647

---------------------------------
                                                         OMB APPROVAL
                                               ---------------------------------
                                                 OMB Number:  3235-0070
                                               ---------------------------------
                                                 Expires:  March 31, 2006
                                               ---------------------------------
                                                 Estimated average burden
                                                 hours per response:  192
                                               ---------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

FORM 10-Q (Mark One)

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended ___________________________
       or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from October 1, 2003 to December 31, 2003

                        Commission file number 000-14242

                              CELSION CORPORATION
                              -------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                            52-1256615
          --------                                            ----------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

            10220-L OLD COLUMBIA ROAD, COLUMBIA, MARYLAND 21046-1705
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (410) 290-5390
              (Registrant's telephone number, including area code)

  FORMER ADDRESS: 10220-I OLD COLUMBIA ROAD, COLUMBIA, MARYLAND 21046-1705 AND
         FORMER FISCAL YEAR COMMENCED OCTOBER 1 AND ENDED SEPTEMBER 30
         -------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---     ---

         Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes     No X
                                                   ---    ---

AS OF FEBRUARY 12, 2004, THE REGISTRANT HAD OUTSTANDING 150,650,287 SHARES OF COMMON STOCK, $.01 PAR VALUE.


SEC 1296 (1-04) POTENTIAL PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF
                INFORMATION CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND UNLESS THE FORM DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.

                                TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS AND NOTES.
                  BALANCE SHEETS
                  STATEMENTS OF OPERATIONS
                  STATEMENTS OF CASH FLOWS
                  NOTES TO FINANCIAL STATEMENTS

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         ITEM 4.  CONTROLS AND PROCEDURES.

PART II: OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS
         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ITEM 5.  OTHER INFORMATION
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         SIGNATURES

         EXHIBITS

                3.1 CERTIFICATE OF INCORPORATION OF THE CORPORATION, AS AMENDED (COMPILED)

                3.2  BYLAWS OF THE CORPORATION, AS AMENDED (COMPILED)

               11    STATEMENT RE. COMPUTATION OF EARNINGS PER SHARE.

               31.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(A)/15D-14(A), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

               31.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(A)/15D-14(A), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

               32.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

               32.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         -----------------------------------------------------------------------
                            Index to Financial Statements
         -----------------------------------------------------------------------
                                                                            Page
         -----------------------------------------------------------------------
         Balance Sheets                                                       4
         December 31, 2003 and September 30, 2003
         -----------------------------------------------------------------------
         Statements of Operations for the                                     6
         Three Months Ended December 31, 2003 and 2002
         -----------------------------------------------------------------------
         Statements of Cash Flows for the                                     7
         Three Months Ended December 31, 2003 and 2002
         -----------------------------------------------------------------------
         Notes to Financial Statements                                        8
         -----------------------------------------------------------------------

                               CELSION CORPORATION

                                 BALANCE SHEETS

                    December 31, 2003 and September 30, 2003

                                     ASSETS

                                                     December 31,  September 30,
                                                         2003           2003
                                                         ----           ----
                                                     (Unaudited)

Current assets:
   Cash ..........................................   $12,272,407     $11,410,533
   Other receivables .............................        16,753          90,927
   Materials .....................................       838,992         732,225

   Work-in-process ...............................        37,308          51,156

   Finished goods ................................        41,410          41,410

   Prepaid expenses ..............................       361,967          78,842
                                                     -----------     -----------
         Total current assets ....................    13,568,837      12,405,093
                                                     -----------     -----------

Property and equipment - at cost:
   Furniture and office equipment ................       146,508         138,592

   Computer hardware and software ................       218,758         189,812

   Laboratory and shop equipment .................       212,379         172,006

   Leasehold improvements ........................       107,258          12,275
                                                     -----------     -----------
                                                         684,903         512,685

      Less accumulated depreciation ..............       296,068         275,361
                                                     -----------     -----------
         Net value of property and equipment .....       388,835         237,324
                                                     -----------     -----------
Other assets:
    Deposits .....................................        23,622          23,622
     Prepaid inventory development costs .........       417,453         417,218
     Patent licenses (net of amortization) .......        41,087          45,044
                                                     -----------     -----------
     Total other assets ..........................       482,162         485,884
                                                     -----------     -----------
            Total assets .........................   $14,439,834     $13,128,301
                                                     ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        December 31,    September 30,
                                                                           2003             2003
                                                                           ----             ----
                                                                        (Unaudited)
Current liabilities:
   Accounts payable - trade .........................................   $    631,097    $    883,218
   Accrued noncash compensation .....................................        153,316         125,395
   Other accrued liabilities ........................................        202,426         384,886
                                                                        ------------    ------------
         Total current liabilities ..................................        986,839       1,393,499
                                                                        ------------    ------------
Stockholders' equity:
Common Stock $0.01 par value:  200,000,000 shares authorized,
148,034,473 and 143,101,134 shares issued and outstanding at
December 31, 2003 and September 30, 2003, respectively ..............      1,480,345       1,431,011
   Additional paid-in capital .......................................     72,204,867      67,582,174
   Accumulated deficit ..............................................    (60,232,217)    (57,278,383)
                                                                        ------------    ------------
          Total stockholders' equity ................................     13,452,995      11,734,802
                                                                        ------------    ------------
                Total liabilities and stockholders' equity ..........   $ 14,439,834    $ 13,128,301
                                                                        ============    ============

See accompanying notes.

                               CELSION CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             Three Months Ended December 31,
                                          ------------------------------------
                                               2003                   2002
                                               ----                   ----
Operating expenses:
 General and administrative ..........    $     856,968          $     840,044
 Research and development ............        2,109,795              1,097,428
                                          -------------          -------------
    Total operating expenses .........        2,966,763              1,937,472
                                          -------------          -------------
Loss from operations .................       (2,966,763)            (1,937,472)
Loss from disposal of property and
equipment ............................           (5,791)                    --
Interest income ......................           18,720                  2,651
                                          -------------          -------------
Loss before income taxes .............       (2,953,834)            (1,934,821)
Income taxes .........................               --                     --
                                          -------------          -------------
Net loss .............................    $  (2,953,834)         $  (1,934,821)
Dividends on preferred stock .........               --                (53,313)
                                          -------------          -------------
Net loss attributable to common
stockholders .........................    $  (2,953,834)         $  (1,988,134)
                                          =============          =============
Net loss per common share (basic) ....    $       (0.02)         $       (0.02)
                                          =============          =============
Weighted average shares outstanding ..      144,152,732             95,128,667
                                          =============          =============


See accompanying notes.

                               CELSION CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended December 31,
                                                           -------------------------------
                                                                 2003           2002
                                                                 ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..............................................   $ (2,953,834)   $ (1,934,821)
  Non-cash items included in net loss:
     Depreciation and amortization ......................         31,149          24,875
     Common Stock  and stock options
     issued for compensation and other operating expenses        219,115         132,957
     Stock based compensation ...........................        647,656              --
     Loss on disposal of property and equipment .........          5,791              --

  Net changes in:
     Other receivables ..................................         74,174          84,493
     Inventories ........................................        (92,919)       (171,748)
     Prepaid expenses ...................................       (283,125)       (196,541)
     Prepaid inventory development costs ................           (235)         32,380
     Accounts payable-trade .............................       (252,121)        299,054
     Other accrued liabilities ..........................       (154,539)       (151,568)
                                                            ------------    ------------
        Net cash used by operating activities ...........     (2,758,888)     (1,880,919)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment ..................       (184,493)           (294)
                                                            ------------    ------------
       Net cash used by investing activities ............       (184,493)           (294)
                                                            ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds of stock issuances ............................      3,805,255       1,503,000
 Note payable ...........................................             --         500,000
       Net cash provided by financing activities ........      3,805,255       2,003,000
                                                            ------------    ------------
NET INCREASE IN CASH ....................................        861,874         121,787

Cash at beginning of period .............................     11,410,533         928,819
                                                            ------------    ------------
Cash at end of the period ...............................   $ 12,272,407    $  1,050,606
                                                            ============    ============


See accompanying notes.

                               CELSION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

         The accompanying unaudited condensed financial statements of Celsion Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for any other interim period or for any full year. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Note 2.  Common Stock Outstanding and Per Share Information

         For the three-month periods ended December 31, 2003 and 2002, per share data is based on the weighted average number of shares of common stock, par value $0.01 per share ("Common Stock"), outstanding. Outstanding warrants and options which can be converted into Common Stock are not included, as their effect is anti-dilutive.

Note 3.  New Accounting Pronouncements

         In December 2002, the Financial Accounting Standards Boards ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation. This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS No. 148 in 2003, and such adoption did not have a material effect on the Company's reported results of operation, financial positions and cash flows.

         In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, to provide clarification on the meaning of an underlying derivative, the characteristics of a derivative that contains financing components and the meaning of an initial investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of this statement should be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on the Company's reported results of operations or financial condition.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Thus, the Company adopted the provisions of SFAS No. 150 for its fourth fiscal quarter beginning July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's reported results of operations or financial condition.

         In January 2003, the FASB issued FASB Interpretation ("FIN") 46, Consolidation of Variable Interest Entities - an Interpretation of ARAB No. 51. This interpretation provides guidance related to identifying variable interest entities (previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN 46. This interpretation will be effective for the Company's quarter beginning October 1, 2003. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN 46 will not have any impact on our results of operations and financial condition. However, if the Company enters into any such arrangement with a variable interest entity in the future (or any entity with which we currently have a relationship is reconsidered based on guidance in FIN 46 to be a variable interest entity), the Company's reported results of operations and financial condition will be affected.

Note 4.  Fair Value Accounting for Stock Plans

         The Company has long-term compensation plans that permit the granting of incentive awards in the form of stock options. The Company had adopted the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 148, which allows companies to continue to measure compensation costs for stock options granted to employees using the value-based method of accounting prescribed by APB Opinion No. 25 Accounting for Stock Issued to Employees (APB 25). Celsion has elected to follow APB 25 and the related interpretations in accounting for its employee stock options.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123, to its stock-based employee plans:



                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                        2003            2002
                                                        ----            ----


Net loss attributable to common
stockholders, as reported ...............          $  (2,953,834)   $(1,988,134)

Add: Stock-based employee compensation
expense included in reported net
loss ....................................                647,656             --

Deduct: Total stock-based employee
compensation expense determined using the
fair value based method for all awards ..                711,910        199,617
                                                   -------------    -----------
Pro forma net loss ......................          $  (3,018,088)   $(2,187,751)
                                                   =============    ===========
Loss per share:
Basic - as reported .....................          $       (0.02)   $     (0.02)
                                                   =============    ===========
Basic - pro forma .......................          $       (0.02)   $     (0.02)
                                                   =============    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FORWARD-LOOKING STATEMENTS

         Statements and terms such as "expect", "anticipate", "estimate", "plan", "believe", and words of similar import, regarding the Company's expectations as to the development and effectiveness of its technologies, the potential demand for its products, and other aspects of its present and future business operations, constitute forward- looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, the Company cannot guarantee that actual results will not differ materially from its expectations. In evaluating such statements, readers should specifically consider the various factors contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003, including, without limitation, unforeseen changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing, capital structure, and other financial items; changes in approaches to medical treatment; introduction of new products by others; possible acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, competitors and regulatory authorities. These and other risks and uncertainties could cause actual results to differ materially from those indicated by such forward-looking statements, including those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003, as well as those set forth below and elsewhere in this Report.

GENERAL

         Since inception, the Company has incurred substantial operating losses. The Company expects operating losses to continue and possibly increase in the near term and for the foreseeable future, as it continues its product development efforts, conducts clinical trials and undertakes marketing and sales activities for new products. The Company's ability to achieve profitability is dependent upon its ability successfully to integrate new technology into its thermotherapy systems, conduct clinical trials, obtain governmental approvals, and manufacture, market and sell its new products. Major obstacles facing the Company over the last several years have included inadequate funding, a negative net worth, and the slow development of the thermotherapy market due to technical shortcomings of the thermotherapy equipment available commercially. The Company has not continued to market its older thermotherapy system, principally because of the system's inability to provide heat treatment for other than surface and sub-surface tumors, and has concentrated its efforts on a new generation of thermotherapy products.

RESULTS OF OPERATIONS

Comparison of Three Months Ended December 31, 2003
and Three Months Ended December 31, 2002

         There were no product sales for the three months ended December 31, 2003 or 2002. No product revenues are expected until the Company's equipment incorporating new technologies receives the necessary approvals from governmental regulatory agencies and the Company begins to market such equipment.

         General and administrative expense did not change materially for the three months ended December 31, 2003, compared to the comparable period in 2002.

         Research and development expense increased by 92% to $2,109,795 for the current quarter from $1,097,428 for the three months ended December 31, 2002. The increase of $1,012,367 in the current quarter was the result of recognition of compensation expense related to employee stock options, salary, recruiting and relocation expenses associated with new employees and increased business development expenses for Benign Prostatic Hyperplasia (BPH),, liposome and gene therapy.

         The net increase in expenditures discussed above resulted in an increase in the loss from operations for the three-month period ended December 31, 2003 of $1,029,291, or 53%, to $2,966,763 from $1,937,472 in the comparable period during the prior fiscal year.

         Interest income net of interest expense increased by 606% to $18,720 for the quarter ended December 31,

2003 from $2,651 during the comparable quarter in 2002. The increase of $16,069 was due to higher average cash balances, as a result of capital raising activities during the intervening period.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of $60,232,217 at December 31, 2003. We have incurred negative cash flows from operations since our inception and have funded our operations primarily through the sale of equity securities. As of December 31, 2003, we had cash of $12,272,407 and total current assets of $13,568,837, compared with current liabilities of $986,839, resulting in a working capital surplus of $12,581,998. As of September 30, 2003, we had $11,410,533 in cash and total current assets of $12,405,093, compared with current liabilities of $1,393,499, which resulted in a working capital surplus of $11,011,594 at the fiscal year end. Net cash used in the Company's operating activities was $2,758,888 for the three months ending December 31, 2003.

         On December 12, 2003, the Company issued 4,550,000 shares of its Common Stock and associated warrants to purchase 1,365,000 shares of its Common Stock in connection with a private placement offering. The warrants issued to each investor entitle such investor to purchase that number of shares of Common Stock equal to 30% of the number of shares of Common Stock initially issued to the investor in the offering. The warrants are exercisable at $1.25 per share of Common Stock, subject to call under certain circumstances. In connection with the private placement offering, the Company issued warrants to a finder to purchase 473,200 shares of its Common Stock at an exercise price of $0.88 per share. The Company realized gross proceeds in the amount of $4,004,000 and paid a cash finders' fee in the amount of $320,320 in connection with the sale of these securities. In addition, during the quarter, the Company issued a total of 196,500 shares of its Common Stock for cash consideration of $119,575 upon exercise of outstanding stock purchase warrants. The warrants were exercised in accordance with their respective terms at prices ranging from $0.54 to $0.65 per share. The Company also issued 5,000 shares of its Common Stock for a cash consideration of $2,000 upon exercise of a stock option.

         During the three months ended December 31, 2003, we expended approximately $2,109,795 (including research and development outlays, compensation expenses, including recruitment and relocation expenses for new employees, expenses relating to previously repriced stock options and increased business development costs for BPH, liposome and gene therapy products) for clinical testing of our breast cancer, BPH and prostate cancer treatment systems, as well as corporate overhead. For fiscal year ending December 31, 2004, we expect to expend approximately $10 million for clinical testing of our breast cancer, prostate cancer and liver cancer treatment systems, as well as corporate overhead, all of which we have funded, or expect to fund, from our current resources. If, as currently anticipated, our BPH system is approved for marketing during the course of fiscal 2004, funding could be generated from product sales. The foregoing amounts are estimates based upon assumptions as to the scheduling of institutional clinical research and testing personnel, the timing of clinical trials and other factors which are not fully predictable or within our control.

         We anticipate that our available cash on hand will be sufficient to fund our activities through December 31, 2004. However, our dependence on raising additional capital beyond fiscal 2004 will continue at least until we are able to begin marketing our new technologies. Our future capital requirements and the adequacy of our financing depend upon numerous factors, including the successful commercialization of our BPH 800 system and breast cancer treatment systems, progress in product development efforts, progress with pre-clinical studies and clinical trials, the cost and timing of production arrangements, the development of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing intellectual property rights, competing technological and market developments and the development of strategic alliances for the marketing of our products. We will be required to obtain additional funding through equity or debt financing, strategic alliances with corporate partners and others, or through other sources not yet identified. We do not have any committed sources of additional financing, and cannot guarantee that additional funding will be available in a timely manner, on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through unfavorable arrangements with partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets or which otherwise may be materially unfavorable to us. Furthermore, if we cannot fund our ongoing development and other operating requirements, particularly those associated with our obligation to conduct clinical trials under our licensing agreements, we will be in breach of our commitments under those licensing agreements and could therefore lose our license rights, which could have material adverse effects on our business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

         We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) under the supervision of our Chief Executive Officer and Chief Financial Officer as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2003, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that Celsion files or submits under the Exchange Act is recorded, processed, summarized and reported in a timely manner. In designing, implementing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and implemented, may not be effective in all circumstances. However, we believe that our disclosure controls and procedures provide reasonable assurance of achieving the desired disclosure control objectives.

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

              None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         During the fiscal quarter ended December 31, 2003, the Company issued 5,000 shares of its Common Stock for a cash consideration of $2,000 upon exercise of a stock option. Additionally, the Company issued the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act"):

     - On December 12, 2003, the Company issued 4,550,000 shares of its Common Stock and associated warrants to purchase 1,365,000 shares of its Common Stock in connection with a private placement offering. The private placement offering was made exclusively to "accredited investors" as that term is defined in Rule 501 under the Securities Act. These securities were issued at a price of $0.88 per share and associated fractional warrant. The warrants issued to each investor entitle such investor to purchase that number of shares of Common Stock equal to 30% of the number of shares of Common Stock initially issued to the investor in the offering. The warrants are exercisable at $1.25 per share of Common Stock, subject to call under certain circumstances. In connection with the private placement offering, the Company issued warrants to a finder to purchase 473,200 shares of its Common Stock at an exercise price of $0.88 per share. The Company realized gross proceeds in the amount of $4,004,000 and paid a cash finders' fee in the amount of $320,320 in connection with the sale of these securities. The shares issued are restricted stock, endorsed with the Company's standard restricted stock legend, with a stop transfer instruction recorded by the transfer agent. The certificates representing the warrants have a similar restrictive legend. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

     - During the quarter, the Company issued a total of 196,500 shares of its Common Stock for cash consideration of $119,575 upon exercise of outstanding stock purchase warrants. The warrants were exercised in accordance with their respective terms at prices ranging from $0.54 to $0.65 per share. These shares are restricted stock, and the certificates representing such shares are endorsed with Celsion's standard restrictive legend, with a stop transfer instruction recorded by the transfer agent. Accordingly, Celsion views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act

     - During the quarter, from time to time the Company also issued a total of 62,567 shares of its Common Stock to four outside consultants for services valued at $67,697. These shares are restricted stock, endorsed with the Company's standard restricted stock legend, with stop transfer instructions recorded by the transfer agent. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

     - During the quarter, the Company issued a total of 96,334 shares of its Common Stock to its non-employee directors for service as members of the Board of Directors for fiscal year ended September 30, 2003. The Company also issued 22,938 shares of its Common Stock to one of its non-employee directors as expense reimbursement in lieu of cash. These shares are restricted stock, endorsed with the Company's standard restricted stock legend, with a stop transfer instruction recorded by the transfer agent. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

             3.1 Certificate of Incorporation of the Corporation, as amended (compiled)

             3.2  Bylaws of the Corporation, as amended (compiled)

             11   Statement Re. Computation of Earnings Per Share.

             31.1 Certification of Chief Executive Officer pursuant to Rule
                  13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             31.2 Certification of Chief Financial Officer pursuant to Rule
                  13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K.

                  On December 3, 2003, the Company filed with the SEC a Current Report on Form 8-K reporting, under Item 5, that, effective December 31, 2003, it is changing its fiscal year end from September 30 to December 31.

                  On December 19, 2003, the Company filed with the SEC a Current Report on Form 8-K reporting, under Item 5, that on December 12, 2003, it completed a private placement of 4,550,000 shares of its Common Stock, par value $0.01 per share and warrants to purchase 1,365,000 shares of Common Stock (representing 30% warrant coverage) exercisable at $1.25 per share. The placement was priced at $0.88 per share and associated warrant and yielded gross proceeds of approximately $4 million. The proceeds from the private placement will, after the payment of transaction costs, be used to continue the development of the Company's heat-activated liposomes and Cancer Repair Inhibitor
                  (CRI) technologies and for working capital and general corporate purposes through the end of 2004. The Company also issued warrants to purchase approximately 437,200 shares of Common Stock, exercisable at $0.88 per share, as compensation to its finder.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:     February 17, 2004

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