Form 10-Q
period 2004-03-31
CELSION CORP
filed 2004-05-17
CIK 749647

---------------------------------
                                                        OMB APPROVAL
                                              ---------------------------------
                                                OMB Number:  3235-0070
                                                Expires:  March 31, 2006
                                                Estimated average burden
                                                hours per response:  192.00
                                              ---------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-14242

                              CELSION CORPORATION
                              -------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                     52-1256615
               --------                                  -----------------
      (State or other jurisdiction of                     (I.R.S. employer
       incorporation or organization)                    identification no.)

            10220-L OLD COLUMBIA ROAD, COLUMBIA, MARYLAND 21046-2364
            ---------------------------------------------------------
            (Address of principal executive offices)      (Zip code)

                                 (410) 290-5390
                                 --------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X      No
                                             ---       ---

         Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes     No X
                                                   ---    ---

AS OF MAY 14, 2004, THE REGISTRANT HAD OUTSTANDING 160,494,067 SHARES OF COMMON STOCK, $.01 PAR VALUE.

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

PART I:  FINANCIAL INFORMATION

               Item 1.  Financial Statements and Notes.
                        Balance Sheets
                        Statements of Operations
                        Statements of Cash Flows
                        Notes to Financial Statements

               Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Item 3.  Quantitative and Qualitative Disclosures about Market
                        Risk.

               Item 4.  Controls and Procedures.

PART II:  OTHER INFORMATION

               Item 1.  Legal Proceedings.
               Item 2.  Changes in Securities and Use of Proceeds.
               Item 3.  Defaults Upon Senior Securities.
               Item 4.  Submission of Matters to a Vote of Security Holders.
               Item 5.  Other Information.
               Item 6.  Exhibits and Reports on Form 8-K.

               SIGNATURES

               EXHIBITS

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.


                          Index to Financial Statements
                          -----------------------------
                                                                  Page
                                                                  ----
             Balance Sheets                                         4
             March 31, 2004 and December 31, 2003

             Statements of Operations for the                       6
             Three Months Ended March 31, 2004 and 2003

             Statements of Cash Flows for the                       7
             Three Months Ended March 31, 2004 and 2003

             Notes to Financial Statements                          8

                               CELSION CORPORATION

                                 BALANCE SHEETS

                      March 31, 2004 and December 31, 2003

                                     ASSETS

                                                    March 31,      December 31,
                                                      2004            2003
                                                      ----            ----
                                                   (Unaudited)   (Unaudited)(1)

Current assets:
Cash .............................................  $19,426,771    $12,272,407
   Trade account receivable ......................      100,000             --
   Other receivables .............................       29,249         16,753
        Materials ................................    1,258,973        838,992
   Work-in-process ...............................           --         37,308
   Finished goods ................................      424,438         41,410
   Prepaid expenses ..............................      283,156        361,967
                                                    -----------    -----------
         Total current assets ....................   21,522,587     13,568,837
                                                    -----------    -----------
Property and equipment - at cost:
   Furniture and office equipment ................      152,693        146,508
   Computer hardware and software ................      240,856        218,758
   Laboratory and shop equipment .................      319,621        212,379
   Leasehold improvements ........................      107,258        107,258
                                                    -----------    -----------
                                                        820,428        684,903
      Less accumulated depreciation ..............      329,398        296,068
                                                    -----------    -----------
         Net value of property and equipment .....      491,030        388,835
                                                    -----------    -----------
Other assets:
     Investment in Celsion China, Ltd. ...........      175,965             --
     Escrow account-license fee ..................    2,000,000             --
     Deposits ....................................       23,622         23,622
     Prepaid inventory development costs .........      433,538        417,453
     Patent licenses (net of amortization) .......       38,240         41,087
                                                    -----------    -----------
     Total other assets ..........................    2,671,365        482,162
                                                    -----------    -----------
            Total assets .........................  $24,684,982    $14,439,834
                                                    ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          March 31,     December 31,
                                                                             2004           2003
                                                                             ----           ----
                                                                          (Unaudited)   (Unaudited)(1)
                                                                         ------------    ------------
Current liabilities:
   Accounts payable - trade ..........................................   $  1,997,017    $    631,097
   Accrued noncash compensation ......................................         65,037         153,316
   Other accrued liabilities .........................................        542,382         202,426
   Current portion of deferred revenue ...............................        571,428              --
                                                                         ------------    ------------
         Total current liabilities ...................................      3,175,864         986,839
                                                                         ------------    ------------
Deferred revenue - license fee .......................................      3,380,953              --
                                                                         ------------    ------------
Stockholders' equity:
Common Stock $0.01 par value:  200,000,000 shares authorized,
158,011,201 and 148,034,473 shares issued and outstanding at March 31,
2004 and December 31, 2003, respectively .............................      1,580,112       1,480,345
   Additional paid-in capital ........................................     82,845,950      72,204,867
   Accumulated deficit ...............................................    (66,297,897)    (60,232,217)
                                                                         ------------    ------------
          Total stockholders' equity .................................     18,128,165      13,452,995
                                                                         ------------    ------------
                Total liabilities and stockholders' equity ...........   $ 24,684,982    $ 14,439,834
                                                                         ============    ============

See accompanying notes.

(1) In December 2003, the Company changed its fiscal year end from September 30 to December 31. The balance sheet at September 30, 2003 was audited but the balance sheet at December 31, 2003 was not audited.

                               CELSION CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       2004           2003
                                                       ----           ----

Revenue:
   Sales .......................................  $     100,000   $          --
    Cost of sales ..............................         67,066              --
                                                  -------------   -------------
    Gross margin ...............................         32,934              --
    Other manufacturing and distribution costs..          7,721              --

Operating expenses:
 General and administrative ....................      1,569,388       1,141,021
 Research and development ......................      4,586,084       3,652,560
                                                  -------------   -------------
    Total operating expenses ...................      6,155,472       4,793,581
                                                  -------------   -------------
Loss from operations ...........................     (6,130,259)     (4,793,581)
License fee income amortization ................         47,619              --
Interest income ................................         40,995           6,564
Loss from investment in Celsion China, Ltd. ....        (24,035)             --
                                                  -------------   -------------
Loss before income taxes .......................     (6,065,680)     (4,787,017)
Income taxes ...................................             --              --
                                                  -------------   -------------
Net loss .......................................  $  (6,065,680)  $  (4,787,017)
Dividends on preferred stock ...................             --         (52,553)
                                                  -------------   -------------
Net loss attributable to common stockholders ...  $  (6,065,680)  $  (4,839,570)
                                                  =============   =============
Net loss per common share (basic and diluted) ..  $       (0.04)  $       (0.04)
                                                  =============   =============
Weighted average shares outstanding ............    153,221,009     108,726,231
                                                  =============   =============

See accompanying notes.

                               CELSION CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                            2004           2003
                                                                            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .........................................................   $ (6,065,680)   $ (4,787,017)
  Non-cash items included in net loss:
     Depreciation and amortization .................................         36,177          24,694
     Amortization of deferred revenue - license fee income .........        (47,619)             --
     Loss from investment in Celsion China, Ltd. ...................         24,035              --
     Common Stock and stock options issued for compensation and other
       operating expenses ..........................................        366,788       2,337,000
     Stock based compensation ......................................        256,305              --
  Net changes in:
     Trade receivable ..............................................       (100,000)             --
     Other receivables .............................................        (12,496)         (3,747)
     Inventories ...................................................       (765,701)       (130,255)
     Prepaid expenses ..............................................         78,811          82,656
     Escrow account - license fee ..................................     (2,000,000)             --
     Prepaid inventory development costs ...........................        (16,083)         19,740
     Accounts payable-trade ........................................      1,365,920         (56,942)
     Other accrued liabilities .....................................        339,954          79,745
     Deferred revenue - license fee ................................      4,000,000              --
       Net cash used by operating activities .......................     (2,539,589)     (2,434,126)
                                                                       ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in Celsion China, Ltd. ................................       (200,000)             --
  Purchase of property and equipment ...............................       (135,525)         (7,506)
                                                                       ------------    ------------
       Net cash used by investing activities .......................       (335,525)         (7,506)
                                                                       ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of stock issuances ......................................     10,029,478       5,038,350
  Payment of note payable ..........................................             --        (500,000)
                                                                       ------------    ------------
       Net cash provided by financing activities ...................     10,029,478       4,538,350
                                                                       ------------    ------------
NET INCREASE IN CASH ...............................................      7,154,364       2,096,718
Cash at beginning of period ........................................     12,272,407       1,050,606
                                                                       ------------    ------------
Cash at end of the period ..........................................   $ 19,426,771    $  3,147,324
                                                                       ============    ============

See accompanying notes.

                               CELSION CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of Celsion Corporation (which we sometimes refer to as Celsion, the Company, we or us) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for any other interim period or for any full year. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003. On December 3, 2003, the Company filed with the Securities and Exchange Commission (the SEC) a Current Report on Form 8-K reporting, under Item 5, that, effective December 31, 2003, it was changing its fiscal year end from September 30 to December 31.

NOTE 2.  COMMON STOCK OUTSTANDING AND PER SHARE INFORMATION

         For the three-month periods ended March 31, 2004 and 2003, per share data is based on the weighted average number of shares of common stock, par value $0.01 per share (Common Stock), outstanding. Outstanding warrants and options that can be converted into Common Stock are not included, as their effect is anti-dilutive.

NOTE 3.  NEW ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued FASB Interpretation 46, Consolidation of Variable Interest Entities - an Interpretation of ARAB No. 51 (FIN 46). This interpretation provides guidance related to identifying variable interest entities (previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN 46. This interpretation became effective for the Company's quarter beginning
October 1, 2003. The Company has not had an investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN 46 did not have any impact on our results of operations and financial condition. However, if the Company enters into any such arrangement with a variable interest entity in the future (or any entity with which we currently have a relationship is reconsidered based on guidance in FIN 46 to be a variable interest entity), the Company's reported results of operations and financial condition may be affected.

NOTE 4.  FAIR VALUE ACCOUNTING FOR STOCK PLANS

         The Company has long-term compensation plans that permit the granting of incentive awards in the form of stock options. The Company had adopted the disclosure-only provisions of Statement of Financial Accounting Standard (SFAS) No. 148, which allow companies to continue to measure compensation costs for stock options granted to employees using the value-based method of accounting prescribed by APB Opinion No. 25 Accounting for Stock Issued to Employees (APB
25). Celsion has elected to follow APB 25 and the related interpretations in accounting for its employee stock options.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123, to its stock-based employee plans:

                                            Three Months Ended March 31,
                                            ----------------------------
                                                2004          2003
                                                ----          ----
Net loss attributable to common
stockholders, as reported ...............   $(6,065,680)   $(4,839,570)

Add: Stock-based employee compensation
expense included in reported net loss
                                                256,305             --
Deduct: Total stock-based employee
compensation expense determined using the
fair value-based method for all awards ..      (353,508)       (75,855)
                                            -----------    -----------
Pro forma net loss ......................   $(6,162,883)   $(4,915,425)
                                            ===========    ===========
Loss per share:
Basic - as reported .....................   $     (0.04)   $     (0.04)
                                            ===========    ===========
Basic - pro forma .......................   $     (0.04)   $     (0.05)
                                            ===========    ===========

NOTE 5.  INVESTMENT IN CELSION CHINA, LTD.

         We have formed a joint venture to develop our technologies and distribute our products in greater China with Asia Pacific Life Science Group, Ltd., a group of Hong Kong-based investors. We announced the joint venture on December 15, 2003 and made a $200,000 investment to purchase a 45.45% equity position in Celsion China, Ltd. on February 5, 2004.

         The financial records of Celsion China, Ltd. as of March 31, 2004 reflected the following:

                                                        US$
                                                    ---------
                 Cash ...........................   $ 382,383
                 Deposits .......................         192
                 Prepaid expense ................       4,056
                      Total current assets ......     386,631
                                                    ---------
                 Fixed assets, net ..............         449
                                                    ---------
                      Total assets ..............   $ 387,080
                                                    =========
                 Liabilities ....................   $      --
                 Equity .........................     440,073
                 Accumulated deficit ............     (52,993)
                                                    ---------
                     Total liabilities and equity   $ 387,080
                                                    =========

         Celsion accounts for the investment in Celsion China, Ltd. under the equity method, The investees' functional currency is the Hong Kong Dollar. No foreign currency adjustment was necessary during the quarter. The loss from this unconsolidated investee for the quarter ended March 31, 2004 can be recalculated as follows and is comprised of only general and administrative costs. Celsion China, Ltd. had no commercial sales for the quarter.

                 Accumulated deficit ............   $ (52,993)
                 Ownership percentage ...........       45.45%
                                                    ---------
                 Loss recorded for the quarter...   $ (24,035)
                                                    =========

         Celsion Corporation's balance sheet at March 31, 2004 reflects the investment in Celsion China in the account entitled "Investment in Celsion China, Ltd.," the components of which are as follows:

                 Initial cash investment ........   $ 200,000
                 45.45% accumulated loss ........     (24,035)
                                                    ---------
                 Net investment carrying value ..  $ 175,965
                                                    =========

NOTE 6.  LICENSING AGREEMENT

         The Distribution Agreement dated January 21, 2003 between Celsion Corporation and Boston Scientific Corporation (BSC or Boston Scientific) entitled Celsion to a $4,000,000 licensing fee, effective upon the occurrence of certain events, in return for granting BSC a seven-year, royalty-free, exclusive right to market, distribute, import, export, use, sell and offer to sell Celsion's Prolieve(TM) Thermodilatation system worldwide, with the exception of China, Taiwan, Hong Kong, Macao, Mexico and Central and South America. All of the conditions were met, and we received cash from BSC during the current quarter, in the amount of $2,000,000. The remaining $2,000,000 was placed in an escrow account, pursuant to the terms of the Distribution Agreement. The escrow is designed to provide available funds for payment in the event of certain contingencies occurring during the 36-month term of the escrow. The escrow is held in an interest-bearing account, with interest accruing for the benefit of Celsion, but subject to the escrow. All amounts held in the account at the end of the term of the escrow are payable to Celsion. However, Celsion bears full responsibility for payment of claims subject to the escrow in excess of available escrowed funds. The Company will recognize the licensing fee ratably, at the rate of approximately $46,700 per month, over the seven-year term of the Distribution Agreement.

NOTE 7.  INVENTORY

         We have increased inventory levels to meet expected commercial sales requirements for both Prolieve Thermodilatation system control units and associated kits (catheters). March 31, 2004 inventory balances are as follows:

                 Control units ..............................  $  424,438
                 Kit components .............................   1,084,218
                 Other parts ................................     174,755
                                                               ----------
                 Total Prolieve inventory at March 31, 2004..  $1,683,411
                                                               ==========

NOTE 8.  ACCOUNTS PAYABLE

         Accounts payable increased by $1,365,920 for the current quarter, from $631,097 for the quarter ended December 31, 2003. The increases in the various categories of items in accounts payable are as follows:

                 Control units ..............................  $  235,100
                 Kit components .............................     254,200
                 Other parts ................................      23,600
                 Legg Mason .................................     410,000
                 Liposome costs .............................     274,300
                 Capital equipment for Manufacturing ........      77,300
                 License fee ................................      50,000
                 Other categories ...........................      41,420
                                                               ----------
                                                               $1,365,920
                                                               ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

         Statements and terms such as "expect", "anticipate", "estimate", "plan", "believe", and words of similar import, regarding the Company's expectations as to the development and effectiveness of its technologies, the potential demand for its products, and other aspects of its present and future business operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, the Company cannot guarantee that actual results will not differ materially from its expectations. In evaluating such forward-looking statements, readers should specifically consider the various factors contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003, including, without limitation, unforeseen changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing, capital structure, and other financial items; changes in approaches to medical treatment; introduction of new products by others; possible acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, competitors and regulatory authorities. These and other risks and uncertainties could cause actual results to differ materially from those indicated by such forward-looking statements, including those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003, as well as those set forth below and elsewhere in this Report.

The discussion of risks and uncertainties set forth in this Report and in the Company's Annual Report on Form 10-K and in other filings with the SEC is not necessarily a complete or exhaustive list of all risks facing the Company at any particular point in time. We operate in a highly competitive, highly regulated and rapidly changing environment and our business is in a state of evolution. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

OVERVIEW

         Celsion Corporation is a medical technology company applying proprietary focused-heat technology in the development and commercialization of products to treat cancer and other diseases. In 1989, we obtained FDA premarketing approval to use our microwave-based Microfocus 1000 heat therapy system on surface and (PMA) subsurface tumors in conjunction with radiation therapy. We marketed this system until 1995. Since that time, we have been engaged in research and development of new treatment systems.

         Our pipeline presently consists of the following products, in the indicated stages of development:

Product                                           Status
----------------------------------------------    -----------------------------------------------------

   o    Prolieve Thermodilatation system for      Premarketing approval was received on February 19,
        the treatment of BPH..................    2004 and commercialization has begun through Boston
                                                  Scientific.

   o    Heat-only breast cancer treatment         Currently the subject of multi-site pivotal Phase II
        system................................    clinical trials.

   o    ThermoDox(TM) (Doxorubicin-laden          Currently the subject of multi-site Phase I clinical
        thermo-liposome)......................    trials in conjunction with the Prolieve system for the
                                                  treatment of prostate cancer. In addition, approval
                                                  has been received to begin Phase I clinical trials in
                                                  connection with radio frequency ablation in the
                                                  treatment of liver cancer.

   o    Cancer Repair Inhibitor (CRI).........    Currently the subject of pre-clinical studies at
                                                  Sloan-Kettering Cancer Institute.

         Since 1995, we have generated no revenues and have funded our operations primarily through private placements of our equity securities. During the most recently completed fiscal quarter, following FDA premarketing approval of our Prolieve Thermodilatation system, we received one-time licensing fees of $4,000,000 under our agreement with Boston Scientific Corporation, the distributor of our Prolieve system. We received an additional $100,000 from the sale to Boston Scientific of catheter kits for use with the Prolieve system. Until such time, if any, as we are able to complete development and testing of, and gain necessary regulatory approvals for, one or more of our other products, sales of the Prolieve system and catheter kits will represent our only source of revenue. We presently do not have any committed sources of financing. Therefore, we are reliant on revenues from the sale of our Prolieve products and from funds generated through the sale of our securities for to fund our ongoing operations.

         The Prolieve system consists of a microwave generator and conductors along with a computer and computer software programs that control the focusing and application of heat (control units), plus a specially designed, one-time-use catheter. We expect to generate revenues from sales of control units and catheter kits. Under our agreement with Boston Scientific, we are entitled to receive our costs plus 50% of the difference between such costs and the average selling price (determined in accordance with the agreement) for each control unit and 50% of the revenue generated from the sale of catheter kits, for which Celsion bears the cost of goods sold. During the introduction of the Prolieve system, we expect that sales of both control units and catheter kits will increase. However, over time we expect that sales will level off.

         Our principal costs consist of the following:

         o Cost of sales, relating to the production and sale of Prolieve control units and catheter kits, which are being marketed by Boston Scientific under s seven-year agreement (expiring in 2011);

         o Research and development costs, including licensing fees due in connection with various of our technologies, the costs of sponsored research and pre-clinical and clinical trials for our breast cancer treatment system, ThermoDox and Cancer Repair Inhibitor, as well as certain ongoing studies related to our Prolieve system, and the costs of development and design of other products and equipment; and

         o   Corporate overhead.

         Our research and development activities, pre-clinical tests and clinical trials and, ultimately, the manufacturing, marketing and labeling of each of our products, are subject to extensive regulation by the FDA. We may not bring to market any product until we have received permission to do so, in the form of a premarketing approval, from the FDA. As we believe we are best suited to conduct or oversee basic research and development activities, to pursue a prototype product through clinical testing and regulatory approval, and to engage in initial manufacturing and marketing activities during product launch, we do not intend to engage in large-scale manufacturing with respect to our products. Instead, for the foreseeable future, we intend generally to outsource the manufacture of final commercial products, components and disposables, as well as the marketing of our products. Therefore, in connection with the approval and commercialization of each product, we will be required to identify and negotiate production and marketing arrangements with third parties, as we have done in connection with our Prolieve system.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2004
and Three Months Ended March 31, 2003

                                                        Actual Results
                                                 ----------------------------
                                                 Three Months Ended March 31,             Change
                                                 ----------------------------    ------------------------
                                                     2004            2003          Dollars        Percent
                                                 -----------   --------------    -----------      -------
Revenue:
  Sales .......................................  $   100,000    $        --      $   100,000        N/A
  Cost of sales ...............................       67,066             --           67,066        N/A
  Gross margin ................................       32,934             --           32,934        N/A
  Other manufacturing and distribution costs ..        7,721             --            7,721        N/A
Operating expenses:
  General and administrative ..................    1,569,388      1,141,021          428,367         38%
  Research and development ....................    4,586,084      3,652,560          933,524         26%
                                                 -----------    -----------      -----------
Total operating expenses ......................    6,155,472      4,793,581        1,361,891         28%
                                                 -----------    -----------      -----------
Loss from operations ..........................   (6,130,259)    (4,793,581)      (1,336,678)        28%
                                                 ===========    ===========      ===========
Interest income ...............................       40,995          6,564           34,431        524%


         The Company received a PMA for its Prolieve system from the FDA on February 19, 2004 and thereafter commenced commercial introduction of the system through Boston Scientific Corporation. Product sales for the current quarter, all of which were generated subsequent to February 19, consist of one shipment of our Prolieve Thermodilatation system kits (catheters) sold to Boston Scientific. There were no product sales during the comparable quarter in 2003, which predated the commercial introduction of our Prolieve system.

         Other manufacturing and distribution costs represent freight charges for shipping inventory from one warehouse to another, scrap parts, and incidental manufacturing costs.

         The $428,367 (38%) increase in general and administrative expense during the quarter ended March 31, 2004 was attributable primarily to a payment in the amount of $410,000 to Legg Mason for investment banking services rendered with respect to the Distribution Agreement between Celsion and Boston Scientific.

         The increase of $933,524 (26%) in research and development expense during the current quarter was due primarily to costs recorded with respect to the Separation and Release Agreement with Mr. Daniel S. Reale in connection with Mr. Reale's resignation as an Executive Vice President and President of our Oncology Division, as stated in our Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2004.

         Our expenses for the quarter ended March 31, 2004 included approximately $2,255,000 of unusual, nonrecurring items, consisting of (i) a termination fee payment in the amount of $350,000 in connection with migration of manufacturing of the catheter kits for our Prolieve system to a new supplier;
(ii) a payment in the amount of $410,000 to Legg Mason for investment banking services rendered in connection with negotiation of our strategic relationship with Boston Scientific in 2003, which became due with receipt of the PMA; (iii) expenses in the approximate amount of $972,000 in connection with the separation of Daniel Reale from the Company; and (iv) cash bonuses in the approximate amount of $623,000 granted to our employees in connection with receipt of the PMA for the Prolieve system. In contrast, our expenses for the quarter ended March 31, 2003 included an unusual, nonrecurring payment to Duke University under our licensing arrangements for our thermo-liposome technology. During the quarter ended March 31, 2004 substantially all of the net increase in operating expenses not due to these unusual items was attributable to increased personnel and consulting costs in connection with completion of the PMA process and the commencement of commercialization of the Prolieve system.

         The net increase in expenditures discussed above resulted in an increase in the loss from operations for the three-month period ended March 31, 2003 of $1,336,678 or 28%, to $6,130,259 from $4,793,581 in the comparable period during the prior fiscal year.

         Interest income, which is reflected net of any interest expense, increased by 524%, or $34,431, for the quarter ended March 31, 2004 from comparable quarter in 2003. The increase was due to higher average cash balances and a higher rate of return on account balances. The higher cash balances were, in turn, the result of private placements of our equity securities over the last 12 months, as well as aggregate payments in connection with the sale of our Common Stock to and licensing fees from Boston Scientific, as discussed elsewhere herein.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of $66,297,896 at March 31, 2004. We have incurred negative cash flows from operations since our inception and have funded our operations primarily through the sale of equity securities. In addition, during the quarter ended March 31, 2004, we received aggregate payments in the amount of $8,000,000 from Boston Scientific in the form of payments for purchase of shares of our Common Stock and of licensing fees for our Prolieve system. As of March 31, 2004, we had cash of $19,426,771 and total current assets of $21,522,587, compared with current liabilities of $3,175,864, resulting in a working capital surplus of $18,346,722. As of December 31, 2003, we had $12,272,407 in cash and total current assets of $13,568,837, compared with current liabilities of $986,839, which resulted in a working capital surplus of $12,581,998 at the fiscal year end. Net cash used in the Company's operating activities was $4,539,589 for the three months ending March 31, 2004.

         On January 31, 2004, the Company issued 2,727,273 shares of its Common Stock and associated warrants to purchase 818,182 shares of its Common Stock in connection with a private placement offering. The private placement offering was made exclusively to one institutional "accredited investor" as that term is defined in Rule 501 under the Securities Act of 1933, as amended (the Securities
Act). These securities were issued at a price of $1.10 per share and associated fractional warrant. The warrants issued to the investor entitle the investor to purchase that number of shares of Common Stock equal to 30% of the number of shares of Common Stock initially issued to the investor in the offering. The warrants are exercisable at $1.50 per share of Common Stock, subject to call under certain circumstances. In connection with the private placement offering, the Company issued warrants to a finder to purchase 283,636 shares of its Common Stock at an exercise price of $1.10 per share. The Company realized gross proceeds in the amount of $3,000,000 and paid a cash finder's fee in the amount of $240,000 in connection with the sale of these securities. In addition, during the quarter, the Company issued a total of 3,809,667 shares of its Common Stock for cash consideration of $2,404,702 upon exercise of outstanding stock purchase warrants. The warrants were exercised in accordance with their respective terms at prices ranging from $0.39 to $1.20 per share. The Company also issued 1,292,566 shares of its Common Stock for cash consideration of $861,769 upon exercise of stock options. On March 2, 2004, the Company issued 2,083,333 shares of its Common Stock to Boston Scientific for cash consideration of $4,000,000 pursuant to the Transaction Agreement between the Company and Boston Scientific Corporation (the Transaction Agreement). Subsequently, on April 7, 2004, the Company issued 1,273,885 shares of its Common Stock to Boston Scientific for cash consideration of $2,000,000 pursuant to the Transaction Agreement.

         During the three months ended March 31, 2004, we expended approximately $6,011,535 (including research and development outlays, compensation expenses, including recruitment and relocation expenses for new employees, expenses relating to previously repriced stock options and increased business development costs for BPH, liposome and gene therapy products) for clinical testing of our breast cancer and prostate cancer treatment systems, as well as corporate overhead. For fiscal year ending December 31, 2004, we expect to expend a total of approximately $12 million for clinical testing of our breast cancer, prostate cancer and liver cancer treatment systems, as well as corporate overhead, all of which we have funded, or expect to fund, from our current resources. On February 19, 2004, we received FDA approval for our Prolieve Thermodilatation system, clearing the path for Celsion and Boston Scientific to introduce the BPH treatment. We anticipate that sales of Prolieve control units and catheter kits will generate revenues on a going-forward basis, although it is not possible for us to predict the timing or amount of such revenues. The foregoing amounts are estimates based upon assumptions as to the scheduling of institutional clinical research and testing personnel, the timing of clinical trials and other factors that are not fully predictable or within our control.

         On January 5, 2004, we issued an Irrevocable Letter of Credit (LOC) in the amount of $500,000 to Sanmina-SCI Corporation, the manufacturer for Celsion's Prolieve Thermodilatation system. The LOC, which will expire on June 30, 2004, was requested by Samina-SCI Corporation to cover the purchases of raw material inventory for Prolieve production. The LOC is collateralized by $650,000 of U.S. Treasury Bills. Until the LOC termination date, we are restricted from use of these funds.

         We anticipate that our available cash on hand will be sufficient to fund our activities through December 2005. However, our dependence on raising additional capital beyond fiscal 2004 will continue at least until we are able to generate significant sales of our Prolieve system and related kits, as well as our other new technologies. Our future capital requirements and the adequacy of our financing depend upon numerous factors, including the successful commercialization of our Prolieve Thermodilatation system and breast cancer treatment systems, progress in product development efforts, progress with pre-clinical studies and clinical trials, the cost and timing of production arrangements, the development of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing intellectual property rights, competing technological and market developments and the development of strategic alliances for the marketing of our products. We will be required to obtain additional funding through equity or debt financing, strategic alliances with corporate partners and others, or through other sources not yet identified. We do not have any committed sources of additional financing, and cannot guarantee that additional funding will be available in a timely manner, on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through unfavorable arrangements with partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets or which otherwise may be materially unfavorable to us. Furthermore, if we cannot fund our ongoing development and other operating requirements, particularly those associated with our obligation to conduct clinical trials under our licensing agreements, we will be in breach of our commitments under those licensing agreements and could therefore lose our license rights, which could have material adverse effects on our business.

RISK FACTORS

         As we have moved into commercialization of our Prolieve Thermodilatation system, certain of the risks, uncertainties and challenges facing our business have changed. The following discussion supplements, in light of such changes, the information that appears under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003. As indicated elsewhere herein, due to the nature of our industry and business, the following discussion and that in the Annual Report is not necessarily a complete or exhaustive list of all risks facing the Company at any particular point in time. The presence or absence of a risk in the discussion below should not be taken to imply a necessary change in that risk subsequent to the date of our Form 10-K.

WE HAVE A HISTORY OF SIGNIFICANT LOSSES AND EXPECT TO CONTINUE SUCH LOSSES FOR THE FORESEEABLE FUTURE.

         Since Celsion's inception in 1982, our expenses have substantially exceeded our revenues, resulting in continuing losses and an accumulated deficit of $66,297,896 at March 31, 2004, including losses of $14,293,081 for the 12 months ended December 31, 2003 and $6,065,680 for the quarter ended March 31, 2004. Because we presently have only limited revenues and are committed to continuing our product research, development and commercialization programs, we will continue to experience significant operating losses unless and until we complete the development of new products and these products have been clinically tested, approved by the FDA and successfully marketed. In addition, we have funded our operations for many years primarily through the sale of the Company's securities and have limited working capital for our product research, development, commercialization and other activities.

WE DO NOT EXPECT TO GENERATE SIGNIFICANT REVENUE FOR THE FORESEEABLE FUTURE.

         Since 1995 we have devoted our resources to developing a new generation of thermotherapy and other products, but are not able to market these products unless and until we complete clinical testing and obtain all necessary governmental approvals. On February 19, 2004, we received a PMA from the FDA for the first of our new generation of thermotherapy products--our Prolieve Thermodilatation system for the treatment of BPH--and, since that time, our distributor Boston Scientific has begun commercial introduction of the Prolieve system. However, we can give no assurance as to how much revenue, if any, will be generated by Prolieve sales or when sales of Prolieve systems may occur. In addition, at the present time our other products are still in various stages of development and testing and cannot be marketed until we have completed clinical testing and obtained necessary governmental approval. Accordingly, current revenue sources to sustain our operations are extremely limited and will remain so until and unless our Prolieve system is marked successfully and/or until our other new products are clinically tested, approved by the FDA and successfully marketed. We cannot guarantee that any or all of our products will be successfully tested, approved by the FDA or marketed, successfully or otherwise, at any time in the foreseeable future or at all.

SOME OF OUR TECHNOLOGY IS STILL UNDERGOING CLINICAL TESTING; OUR TECHNOLOGIES MAY NOT ACHIEVE SUFFICIENT ACCEPTANCE BY THE MEDICAL COMMUNITY TO SUSTAIN OUR BUSINESS.

         To date, microwave heat therapy has not been widely accepted in the United States medical community as an effective treatment for BPH or for cancer treatment, with or without the concurrent use of radiation. We believe that this is primarily due to the inability of earlier technology adequately to focus and control heat directed at specific tissue locations and to conclusions that were drawn from a widely publicized study by the Radiation Oncology Therapy Group that purported to show that thermotherapy in conjunction with radiation was only marginally effective. Subsequent to the publication of this study, the HealthCare Financing Administration, or HCFA (now known as the Centers for Medicare and Medicaid Services, or CMS) established a low medical reimbursement rate for all thermotherapy equipment designed to be used in conjunction with radiation. While management believes that our new technology is capable of overcoming the limitations of the earlier technology, the medical community may not embrace the perceived advantages of our "Adaptive Phased Array," or APA, focused heat therapy without more extensive testing and clinical experience than we will be able to provide. To date, we have received a PMA from the FDA for our Prolieve system for the treatment of BPH, but we can offer no assurance that the Prolieve system will be accepted by the medical community widely or at all. Our new cancer treatment technology is currently in Phase II trials. This technology may not prove as effective in practice as we on anticipate. If further testing and clinical practice do not confirm the safety and efficacy of our technology or, even if further testing and practice produce positive results but the medical community does not view this new form of heat therapy as effective and desirable, our efforts to market our new products may fail, with material adverse consequences to our business. We intend to petition CMS for a new reimbursement code for our breast cancer treatment. The success of our business model depends significantly upon our ability to petition successfully for reimbursement codes. However, we cannot offer any assurances as to when, if ever, CMS may act on our request to establish a reimbursement code for our breast cancer treatment system. In addition, there can be no assurance that the reimbursement level established for our breast cancer treatment system, if established, will be sufficient for us to carry out our business plan effectively.

IF WE ARE NOT ABLE TO OBTAIN NECESSARY FUNDING, WE WILL NOT BE ABLE TO COMPLETE THE DEVELOPMENT, TESTING AND COMMERCIALIZATION OF OUR TREATMENTS AND PRODUCTS.

         We will need substantial additional funding in order to complete the development, testing and commercialization of our breast cancer treatment system and heat-activated liposome and cancer repair inhibitor products, as well as other potential new products. We expended approximately $14,333,740 in the 12-month period ended December 31, 2003 and an additional $6,155,472 in the three months ended March 31, 2004. As of that date, we had available a total of approximately $19,426,771 to fund our operations. We have both increased the pace of development work on our present products and made a significant commitment to our heat-activated liposome and cancer repair inhibitor research and development projects and it is our intention to at least maintain, or increase the pace and scope of these activities. The increase in the scope of present development work and the commitment to these new projects will require additional external funding, at least until we are able to generate sufficient cash flow from sale of one or more of our products to support our continued operations. We do not have any committed sources of financing and cannot offer any assurances that additional funding will be available in a timely manner, on acceptable terms or at all.

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

         We have begun to commercialize and market our Prolieve Thermodilatation system through Boston Scientific. Consequently, we are dependent upon Boston Scientific for the successful introduction and marketing of our Prolieve system. There can be no assurance that Boston Scientific will establish adequate sales and distribution capabilities or be successful in gaining market acceptance for Prolieve system. We intend to market our other products, if and when such products are approved for commercialization by the FDA, through other strategic alliances and distribution arrangements with third parties. There can be no assurance that we will be able to establish such sales and marketing capabilities successfully or successfully enter into third-party marketing or distribution arrangements and, to the extent that we do enter into such arrangements, we will be dependent, to some degree, on our marketing and distribution partners. We have limited experience and capabilities in marketing, distribution and direct sales, although we expect to attempt to recruit experienced marketing and sales personnel as we pursue commercialization. In attracting, establishing and maintaining a marketing and sales force or entering into third-party marketing or distribution arrangements with other companies, we expect to incur significant additional expense. There can be no assurance that, to the extent we enter into any commercialization arrangements with third parties as and when our other products or services receive FDA approval, such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance for our products and services. There also can be no assurance that our direct sales, marketing, licensing and distribution efforts would be successful or that revenue from such efforts would exceed expenses.

WE DEPEND ON THIRD-PARTY SUPPLIERS TO PROVIDE US WITH COMPONENTS REQUIRED FOR OUR PRODUCTS AND MAY NOT BE ABLE TO OBTAIN THESE COMPONENTS ON FAVORABLE TERMS OR AT ALL.

         We are not currently manufacturing any products, but are using our facilities to assemble prototypes of the equipment for research and development purposes. We currently purchase certain specialized microwave and thermometry components and applicator materials and the catheter unit used for our clinical trial products from single or limited source suppliers because of the small quantities involved. While we have not experienced any significant difficulties in obtaining these components, the loss of an important current supplier could require that we obtain a replacement supplier, which could result in delays and additional expense in being able to make prototype equipment available for clinical trials and other research purposes. For our Prolieve equipment, we use outside contractors to manufacture finished equipment and the disposable catheter kit used in conjunction with the equipment. In turn, these suppliers are dependent on single source and other components suppliers. Although we believe that alternative sources of supply would be available if the need arose, the loss of one or more of these suppliers would require that we obtain a replacement source, which could result in delays and additional expense to redesign the product to accept the replacement vendor.

THE EXERCISE OF OUR OUTSTANDING OPTIONS AND WARRANTS COULD RESULT IN SIGNIFICANT DILUTION OF OWNERSHIP INTERESTS IN OUR COMMON STOCK OR OTHER CONVERTIBLE SECURITIES.

         As of March 31, 2004, we had outstanding and exercisable warrants and options to purchase a total of 24,881,083 shares of our Common Stock at exercise prices ranging from $0.25 to $5.00 per share (and a weighted average exercise price of approximately $0.88 per share). In addition, we had outstanding but unexercisable and unvested warrants and options to purchase a total of 1,965,000 shares of our Common Stock at exercise prices ranging from $0.40 to $1.50 per share. Some of the prices are below the current market price of our Common Stock, which has ranged from a low of $1.10 to a high of $1.46 over the 20 trading days ending March 31, 2004. If holders choose to exercise such warrants and options at prices below the prevailing market price for the Common Stock, the resulting purchase of a substantial number of shares of our Common would have a dilutive effect on our stockholders and could adversely affect the market price of our issued and outstanding Common Stock and convertible securities. In addition, holders of these options and warrants who have the right to require registration of the Common Stock under certain circumstances and who elect to require such registration, or who exercise their options or warrants and then satisfy the one-year holding period and other requirements of Rule 144 of the Securities Act, will be able to sell in the public market shares of Common Stock purchased upon such exercise.

OUR STOCK PRICE HAS BEEN, AND COULD BE, VOLATILE.

         Market prices for our Common Stock and the securities of other medical, high technology companies have been volatile. Our Common Stock has had a high price of $2.10 and a low price of $0.39 in the 52-week period ended March 31, 2004. Factors such as announcements of technological innovations or new products by us or by our competitors, government regulatory action, litigation, patent or proprietary rights developments and market conditions for medical and high technology stocks in general can have a significant impact on the market for our Common Stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

         We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) under the supervision of our Chief Executive Officer and Chief Financial Officer as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2004, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that Celsion files or submits under the Exchange Act is recorded, processed, summarized and reported in a timely manner. In designing, implementing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and implemented, may not be effective in all circumstances. However, we believe that our disclosure controls and procedures provide reasonable assurance of achieving the desired disclosure control objectives.

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

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         During the fiscal quarter ended March 31, 2004, the Company issued 1,292,566 shares of its Common Stock for cash consideration of $861,769 upon exercise of stock options. Additionally, the Company issued the following securities without registration under the Securities Act:

             - On January 31, 2004, the Company issued 2,727,273 shares of its Common Stock and associated warrants to purchase 818,182 shares of its Common Stock in connection with a private placement offering. The private placement offering was made exclusively to one institutional "accredited investor" as that term is defined in Rule 501 under the Securities Act. These securities were issued at a price of $1.10 per share and associated fractional warrant. The warrants issued to the investor entitle the investor to purchase that number of shares of Common Stock equal to 30% of the number of shares of Common Stock initially issued to the investor in the offering. The warrants are exercisable at $1.50 per share of Common Stock, subject to call under certain circumstances. In connection with the private placement offering, the Company issued warrants to a finder to purchase 283,636 shares of its Common Stock at an exercise price of $1.10 per share. The Company realized gross proceeds in the amount of $3,000,000 and paid a cash finder's fee in the amount of $240,000 in connection with the sale of these securities. The shares issued are restricted stock, endorsed with the Company's standard restricted stock legend, with a stop transfer instruction recorded by the transfer agent. The certificates representing the warrants have a similar restrictive legend. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

             - On March 2, 2004, the Company issued 2,083,333 shares of its Common Stock to Boston Scientific for a cash consideration of $4,000,000 pursuant to the Transaction Agreement. These shares are restricted stock, endorsed with a restricted legend, with stop transfer instructions recorded by the transfer agent. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

             - During the quarter, the Company issued a total of 3,809,667 shares of its Common Stock for cash consideration of $2,404,702 upon exercise of outstanding stock purchase warrants. The warrants were exercised in accordance with their respective terms at prices ranging from $0.39 to $1.20 per share. These shares are restricted stock, and the certificates representing such shares are endorsed with Celsion's standard restrictive legend, with a stop transfer instruction recorded by the transfer agent. Accordingly, Celsion views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

             - During the quarter, from time to time the Company also issued a total of 63,889 shares of its Common Stock to two outside consultants for services valued at $71,499. These shares are restricted stock, endorsed with the Company's standard restricted stock legend, with stop transfer instructions recorded by the transfer agent. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

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

         (b) Reports on Form 8-K.

             On March 1, 2004, the Company filed with the SEC a Current Report on Form 8-K reporting, under Item 5, that, effective February 23, 2004, the Company had entered into a Separation and Release Agreement with Daniel S. Reale in connection with Mr. Reale's resignation as an Executive Vice President and President of the Company's Oncology Division. A copy of the Separation and Release Agreement was attached as Exhibit 99.1 to the Report on Form 8-K.

             On March 22, 2004, the Company filed with the SEC a Current Report on Form 8-K reporting, under Item 5, that the Company had released to its stockholders a letter regarding the status of its business, the development of its products and certain personnel changes. A copy of the stockholders' letter was attached as Exhibit 99.1 to the Report on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:     May 17, 2004

                                         CELSION CORPORATION
                                         -------------------
                                         Registrant

                                     By: /s/ Augustine Y. Cheung
                                         -----------------------
                                         Augustine Y. Cheung
                                         President and Chief Executive Officer

                                     By: /s/Anthony P. Deasey
                                         --------------------
                                         Anthony P. Deasey
                                         Chief Operating Officer and Chief
                                         Financial Officer (Principal Financial
                                         and Chief Accounting Officer)