Form 10-K/A
period 2004-12-31
CELSION CORP
filed 2005-04-12
CIK 749647

OMB APPROVAL
OMB Number:	3235-0063
Expires	January 31, 2008
Estimated average burden hours
per response:	1,647.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE:

Celsion Corporation (the “Company”) is filing this Amendment No. 1 on Form 10–K/A (the “Amendment”) to its Annual Report on Form 10–K for the year ended December 31, 2004 (which was filed with the Securities and Exchange Commission on March 16, 2005) pursuant to an Exemptive Order issued by the Securities and Exchange Commission (SEC Release No. 34–50754). In accordance with the Exemptive Order, the Company may include management’s annual report on internal control over financial reporting and the related report of the Company’s independent registered public accounting firm in an amendment to its Annual Report on Form 10–K not later than 45 days after the end of the prescribed period for filing such Annual Report on Form 10–K.

In compliance with the exemptive order, the Company is filing this Amendment to:

•	include management’s annual report on internal control over financial reporting;

•	include a Report of Independent Registered Public Accounting Firm relating to the Company’s assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting; and

•	include a Consent of Independent Registered Public Accounting Firm required as a result of the revisions listed above.

This Amendment also reflects correction of certain typographical and other nonsubstantive errors in the Annual Report on Form 10-K as originally filed.

As a result of this Amendment, (1) the certifications pursuant to Section 302 and Section 906 of the Sarbanes–Oxley Act of 2002, filed and furnished, respectively, as exhibits to the original filing, have been re–executed and re–filed as of the date of this Amendment; and (2) a Consent of Independent Registered Public Accounting Firm to cover its report related to our internal control over financial reporting is being filed.

Except for the matters described above, this Amendment does not modify or update the Company’s previously reported financial statements and other financial disclosures in, or exhibits to, the original filing. In order to provide a full, integrated document, the Form 10-K, but not the exhibits thereto (except as noted above) has been restated in this Amendment.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion of Financial Condition and Results of Operations is based on our financial statements, which appear at Item 8 to this Annual Report on Form 10-K. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require that the Company make certain assumptions and estimates and, in connection therewith, adopt certain accounting policies. Our significant accounting policies are set forth in Note 1 to our financial statements. Of those policies, we believe that the following may involve a higher degree of judgment and may be more critical to an accurate reflection of our financial condition and results of operations:

•	We state our inventories at the lower of cost or market. We track Prolieve control units by serial number and cost is the actual cost of each unit. We carry catheter kits at average cost. Carrying value does not include any general and administrative costs. We have established an inventory reserve to reflect the estimated value of excess and obsolete inventory.

•	We recognize revenue on the sale of Prolieve control units as they are sold to ultimate customers by Boston Scientific. Prolieve control units shipped to Boston Scientific but not yet sold to ultimate customers are reflected in Finished Goods inventory. We recognize revenue on the sale of catheter kits upon shipment.

•	We include in the cost of sales the inventory carrying value of items sold, shipping and handling, miscellaneous production costs, excess and obsolescence costs and warranty expenses.

•	We warrant Prolieve control units for a period of 12 months from date of delivery to the end user and catheter kits until the date of expiration. Warranty exposure is reviewed and accruals, if any, are included in cost of sales.

•	We have long-term compensation plans that permit the granting of incentive awards in the form of stock options. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), which allows us to measure compensation costs for stock options granted to employees using the value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In December 2004, the Financial Accounting Standards Board issued SFAS No.123R, which replaces SFAS No. 123 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Under SFAS No. 123R, the Company will be required to determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. We are evaluating the requirements of SFAS No. 123R and expect that its adoption will not have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the impact, if any, of SFAS No. 123R on our compensation policies or plans.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Celsion Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability and preparation of published financial statements in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, the Company used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, the Company believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control–Integrated Framework.

The Company’s independent registered public accountants, Stegman & Company, have audited and issued their attestation report on management’s assessment of the Company’s internal control over financial reporting. The report of Stegman & Company appears below in this Item 9A.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

of Celsion Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Celsion Corporation (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of December 31, 2004 and 2003 and September 30, 2003 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2004, the three months ended December 31, 2003 and for both fiscal years in the period ended September 30, 2003 of Celsion Corporation, and our report dated March 10, 2005, expressed an unqualified opinion on those financial statements.

Baltimore, Maryland

April 11, 2005

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELSION CORPORATION

April 11, 2005	By:	/s/ Augustine Y. Cheung
Augustine Y. Cheung President and Chief Executive Officer (Principal Executive Officer)

April 11, 2005	By:	/s/ Anthony P. Deasey
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

Prepaid Development Costs

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

In December 2004, the FASB issued SFAS No.123R, which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R beginning July 1, 2005. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The Company is evaluating the requirements of SFAS No. 123R. However, the Company expects that the adoption of SFAS No. 123R will not have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. The Company also has not yet determined the impact of SFAS No. 123R on its compensation policies or plans, if any.

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

As of December 31, 2004, the Company had net operating loss carryforwards of approximately $63 million for federal income tax purposes that are available to offset future taxable income through the year 2023.

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

A summary of the Company’s Common Stock option and warrant activity and related information is as follows:

	Options/ Warrants Outstanding	Weighted Average Exercise Price
Outstanding at September 30, 2001	15,105,218	$0.94
Granted	31,307,874	$0.52
Exercised	(1,471,250)	$0.03
Expired/cancelled	(10,258,049)	$0.91

Outstanding at September 30, 2002	34,683,793	$0.61
Granted	9,013,765	$0.74
Exercised	(15,209,291)	$0.38
Expired/cancelled	(306,100)	$0.90

Outstanding at September 30, 2003	28,182,167	$0.78
Granted	2,417,065	$1.13
Exercised	(201,500)	$0.60
Expired/cancelled	(30,000)	$0.47

Outstanding at December 31, 2003	30,367,732	$0.80
Granted	3,137,940	$1.06
Exercised	(6,396,816)	$0.63
Expired/cancelled	(755,850)	$0.86

Outstanding at December 31, 2004	26,353,006	$0.87

Following is additional information with respect to options and warrants outstanding at December 31, 2004:

	Exercise Price from $.25 to $.60	Exercise Price from $.61 to $1.01	Exercise Price from $1.02 to $5.00
Outstanding at December 31, 2004:
Number of options/warrants	8,750,399	8,567,875	9,034,732
Weighted average exercise price	$0.48	$0.73	$1.41
Weighted average remaining contractual life in years	3.54	5.44	3.91
Exercisable at December 31, 2004:
Number of options/warrants	8,088,733	7,965,791	8,024,731
Weighted average exercise price	$0.48	$0.74	$1.43
Weighted average remaining contractual life in years	3.14	5.14	3.31

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

	Year Ended December 31, 2004	Year Ended September 30, 2003	Year Ended September 30, 2002	Three Months Ended December 31, 2003
Risk-free interest rate	3.21%	2.88%	5.0%	3.2%
Expected volatility	94.0%	96.4%	50%	94.3%
Expected option life in years	7	5	5	7

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

	Year Ended December 31, 2004	Year Ended September 30, 2003	Year Ended September 30, 2002	Three Months Ended December 31, 2003
Risk-free interest rate	3.62%	2.88%	5.0%	3.2%
Expected volatility	93.4%	96.4%	50%	94.3%
Expected option life in years	6	3 - 5	3 - 5	5

10.	LICENSE AGREEMENTS AND PROPRIETARY RIGHTS

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

Through the Company’s license agreements with Massachusetts Institute of Technology (MIT), MMTC, Inc. (MMTC), Duke University (Duke) and the Memorial Sloan-Kettering Cancer Institute (Sloan-Kettering), the Company has exclusive rights, within defined fields of use of nine United States patents. Three of these patents relate to the treatment of BPH, four relate to thermotherapy for cancer, one relates to heat-sensitive liposomes and one relates to gene therapy.

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

The Company’s rights under our license agreement with Duke University extend for the longer of 20 years or the term for which any relevant patents are issued by the United States Patent and Trademark Office. Currently, the Company has rights to Duke’s patent for its thermo-liposome technology in the United States, which expire in 2018, and to future patents received by Duke in Canada, Europe, Japan and Australia, where it has patent applications pending. The European application can result in coverage in the United Kingdom, France and Germany. For this technology, license rights are worldwide, with various patent rights covering the United States, Canada, the United Kingdom, France, Germany and Japan.

The Company has entered into a license agreement with Sloan-Kettering in November 2000 by which we obtained exclusive rights to Sloan-Kettering’s United States patent and to patents that Sloan-Kettering may receive in the future for its heat-sensitive gene therapy in Japan, Canada and Europe, where it has patent applications pending. The rights under the agreement with Sloan-Kettering will terminate at the later of 20 years after the date of the agreement or the last expiration date of any patent rights covered by the agreement.

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

Contract Termination Commitments

We currently purchase our Prolieve catheters and related disposables from Catheter Research, Inc., or CR, under a Development and Supply Agreement dated December 11, 2001 and amended October 29, 2003. Under the Supply Agreement, CR is the exclusive provider of Prolieve catheter kits, subject to stated

minimum annual purchase obligations, at the price and on the terms set forth therein. The Supply Agreement provides for an initial term of three years from the receipt of the Prolieve PMA from the FDA, with annual automatic renewals thereafter, subject to the right of either party to terminate upon six months notice. However, Celsion may terminate the Supply Agreement at any time following notice to CR upon payment of termination fees in the amount of $700,000, $350,000 heretofore has been paid and the remaining $350,000 is due and payable upon FDA approval of an alternative catheter manufacturer following purchase of at least 2,000 catheter kits at an agreed upon price, as well as certain fees based on the average annual selling price of catheter kits to third-party end users. As of the date hereof, Celsion has met its obligation to purchase 2,000 catheter kits. CR warrants the catheter kits to be free from defects relating to or arising from the design, manufacture, materials or sterilization techniques that result in the failure of CR products and the Supply Agreement contains other customary terms. Celsion provided notice of its intent to terminate on October 29, 2003. However, in order to secure our supply chain, we intend to retain CR as a second, back-up source following approval of Venusa Corporation as a catheter supplier.

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

15.	YEAR END CHANGE

In December 2003, the Company’s Board of Directors approved a change in the Company’s fiscal year end from September 30 to December 31.

16.	SELECTED QUARTERLY FINANCIAL INFORMATION FOR THE YEAR ENDED DECEMBER 31, 2004 (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Gross profit on sales	$25,213	$94,029	$66,712	$219,386
General and administrative expenses	(1,569,388)	(367,161)	(601,966)	(932,354)
Research and development expenses	(4,586,084)	(1,386,258)	(2,973,522)	(2,587,557)
Other income/expense	64,579	187,804	198,193	163,326

Net loss	$(6,065,680)	$(1,471,586)	$(3,310,583)	$(3,137,199)

Net loss per share - basic and diluted	$(.04)	$(.01)	$(.02)	$(.02)