Form 10-Q
period 2005-03-31
CELSION CORP
filed 2005-05-10
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 6 2005, the Registrant had outstanding 160,901,600 shares of Common Stock, $.01 par value.

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

CELSION CORPORATION

BALANCE SHEETS

MARCH 31, 2005 and DECEMBER 31, 2004

ASSETS

	March 31, 2005	December 31, 2004
	(Unaudited)
Current Assets:
Cash	$7,534,227	$10,483,816
Accounts receivable – trade	1,531,768	691,938
Other receivables	67,399	91,101
Inventories	2,689,062	2,201,663
Prepaid expenses	638,828	679,237

Total current assets	12,461,284	14,147,755

Property and Equipment – at cost:
Furniture and office equipment	177,281	176,666
Computer hardware and software	272,743	264,774
Laboratory and shop equipment	635,711	607,418
Leasehold improvements	120,101	120,101

	1,205,836	1,168,959
Less accumulated depreciation	542,442	486,861

Net value of property and equipment	663,394	682,098

Other Assets:
Investment in Celsion China, Ltd.	86,781	107,797
Escrow account – license fee	2,013,632	2,007,002
Deposits	17,706	17,706
Prepaid inventory development costs	118,177	58,214
Patent licenses (net of amortization)	29,074	31,365

Total other assets	2,265,370	2,222,084

Total Assets	$15,390,048	$17,051,937

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2005	December 31, 2004
	(Unaudited)
Current Liabilities:
Accounts payable – trade	$1,582,647	$819,168
Accrued non-cash compensation	71,391	53,543
Other accrued liabilities	526,648	684,550
Current portion of deferred revenue	571,428	571,428

Total current liabilities	2,752,114	2,128,689

Long Term Liabilities:
Deferred revenue – license fee	2,809,524	2,952,382

Total Liabilities	5,561,638	5,081,071

Stockholders’ equity:

Common Stock $0.01 par value: 250,000,000 shares authorized, 160,879,542 and 160,749,497 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	1,608,795	1,607,494
Additional paid-in capital	84,640,245	84,580,637
Accumulated deficit	(76,420,630)	(74,217,265)

Total stockholders’ equity	9,828,410	11,970,866

Total Liabilities and Stockholders’ Equity	$15,390,048	$17,051,937

See accompanying notes.

CELSION CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues - sales of equipment and parts	$1,870,153	$100,000
Cost of Sales	1,271,849	74,787

Gross Profit	598,304	25,213

Operating Expenses:
General and administrative	766,300	1,569,388
Research and development	2,218,590	4,586,084

Total operating expenses	2,984,890	6,155,472

Loss from operations	(2,386,586)	(6,130,259)
License Fee Income Amortization	142,857	47,619
Interest Income	61,380	40,995
(Loss) from investment in Celsion China, Ltd.	(21,016)	(24,035)

Loss before income taxes	(2,203,365)	(6,065,680)
Income taxes	—	—

Net (Loss)	$(2,203,365)	$(6,065,680)

Basic and Diluted Net Loss per Common Share	$(0.01)	$(0.04)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	160,801,515	153,221,009

See accompanying notes.

CELSION CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(2,203,365)	$(6,065,680)
Non-cash items included in net loss:

Depreciation and amortization	57,872	36,177
Amortization of deferred revenue – license fee	(142,858)	(47,619)
Loss from investment in Celsion China, Ltd	21,016	24,035
Stock-based compensation	78,757	623,093
Net changes in:
Accounts receivable – trade	(839,830)	(100,000)
Other receivables	23,702	(12,496)
Inventories	(487,399)	(765,701)
Prepaid expenses	40,409	78,811
Escrow account – license fee	(6,630)	(2,000,000)
Prepaid inventory development costs	(59,963)	(16,083)
Accounts payable-trade	763,479	1,365,920
Other accrued liabilities.	(157,902)	339,954
Deferred revenue – license fee	—	4,000,000

Net cash used by operating activities	(2,912,712)	(2,539,589)

Cash Flows from Investing Activities:
Investment in Celsion China, Ltd	—	(200,000)
Purchase of property and equipment	(36,877)	(135,525)

Net cash used by investing activities	(36,877)	(335,525)

Cash Flows from Financing Activities:
Proceeds of stock issuance	—	10,029,478

Net cash provided by financing activities	—	10,029,478

Net (Decrease) Increase in Cash	(2,949,589)	7,154,364
Cash at Beginning of Period	10,483,816	12,272,407

Cash at End of Period	$7,534,227	$19,426,771

See accompanying notes.

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Note 1.	Basis of Presentation

The accompanying unaudited condensed financial statements of Celsion Corporation (which we sometimes refer to as Celsion, the Company, we or us) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004.

Note 2.	Common Stock Outstanding and Per Share Information

For the three-month periods ended March 31, 2005 and 2004, per share data is based on the weighted average number of shares of common stock, par value $0.01 per share (Common Stock), outstanding. Outstanding warrants and options that can be converted into Common Stock are not included, as their effect is anti-dilutive.

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

In December 2004, the FASB issued SFAS No.123R, which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and provides that the pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The original effective date for SFAS No. 123R was the first interim or annual period after June 15, 2005, with early adoption encouraged. On April 21, 2005, the Securities and Exchange Commission (the “SEC”) amended Rule 4-01(a) under Regulation S-X to provide that each registrant that is not a small business issuer is required to comply with SFAS No. 123R beginning with the first annual or interim reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. In the Company’s case, this means that compliance is required beginning with our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2006.

The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The Company is evaluating the requirements of SFAS No. 123R. However, the Company expects that the adoption of SFAS No. 123R will not have a material impact on its results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. The Company also has not yet determined the impact of SFAS No. 123R, if any, on its compensation policies or plans.

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets. SFAS No. 153 amends APB No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is required to adopt SFAS No. 153, on a prospective basis, for nonmonetary exchanges beginning after June 15, 2005. The Company does not expect that the adoption of SFAS No. 153 will have a material impact on its results of operations and financial position.

Note 4.	Fair Value Accounting for Stock Plans

The Company has long-term compensation plans that permit the granting of incentive awards in the form of stock options. The Company currently utilizes the disclosure-only provisions of Statement of Financial Accounting Standard (SFAS) No. 148, which allow companies to continue to measure compensation costs for stock options granted to employees using the value-based method of accounting prescribed by APB Opinion No. 25 Accounting for Stock Issued to Employees (APB 25). Celsion has elected to follow APB 25 and the related interpretations in accounting for its employee stock options, pending mandatory compliance with SFAS No. 123R, as discussed above.

The following table illustrates the effect on net income and earnings per share, if the Company had applied the fair value recognition provisions of Statement 123, to its stock-based employee plans:

	Three Months Ended March 31,
	2005	2004
Net loss attributable to common stockholders, as reported	$(2,203,365)	$(6,065,680)

Add: Stock-based employee compensation expense included in reported net loss	—	256,305

Deduct: Total stock-based employee compensation expense determined using the fair value-based method for all awards	(207,723)	(353,508)

Pro forma net loss	$(2,411,088)	$(6,162,883)

Loss per share:
Basic – as reported	$(.02)	$(0.04)

Basic – pro forma	$(.02)	$(0.04)

Note 5.	Investment in Celsion China, Ltd.

We formed a joint venture with Asia Pacific Life Science Group, Ltd., a group of Hong Kong-based investors, to develop our technologies and distribute our products in greater China. We announced the joint venture on December 15, 2003 and made a $200,000 investment to purchase a 45.65% equity position in Celsion China, Ltd on February 5, 2004.

The financial records of Celsion China, Ltd. as of March 31, 2005 and December 31, 2004 reflected the following:

	March 31, 2005	December 31, 2004
Cash	$183,400	$289,551
Prepaid expense	10,841	1,602

Total current assets	194,241	291,153

Fixed assets, net	375	375

Total assets	$194,616	$291,528

Liabilities	3,002	52,369
Equity	439,627	441,136
Accumulated deficit	(248,013)	(201,977)

Total liabilities and equity	$194,616	$291,528

Celsion accounts for the investment in Celsion China, Ltd. under the equity method, The investees’ functional currency is the Hong Kong Dollar. No foreign currency adjustment was necessary during the quarter. The loss from this unconsolidated investee at March 31, 2005 and December 31, 2004 can be recalculated as follows and is comprised of only general and administrative costs. Celsion China, Ltd. had no commercial sales for the quarter.

	March 31, 2005	March 31, 2004
Quarterly deficit	$(46,037)	$(52,993)
Times Ownership percentage	45.65%	45.65%

Loss recorded for the quarter	$(21,016)	$(24,035)

Celsion Corporation’s balance sheets at March 31, 2005 and December 31, 2004 reflect the investment in Celsion China, Ltd. in the account entitled “Investment in Celsion China, Ltd.,” the components of which are as follows:

	March 31, 2005	December 31, 2004
Initial cash investment	$200,000	$200,000
45.65% accumulated loss	(113,219)	(92,203)

Net investment carrying value	$86,781	$107,797

Note 6.	Licensing Agreement

The Distribution Agreement dated January 21, 2003 between Celsion Corporation and Boston Scientific Corporation (BSC or Boston Scientific) entitled Celsion to a $4,000,000 licensing fee, effective upon the occurrence of certain events, in return for granting BSC a seven-year, royalty-free, exclusive right to market, distribute, import, export, use, sell and offer to sell Celsion’s Prolieve™ Thermodilatation system worldwide, with the exception of China, Taiwan, Hong Kong, Macao, Mexico and Central and South America. All of the conditions were met, and we received cash from BSC during the quarter ended March 31, 2004 in the amount of $2,000,000. The remaining $2,000,000 was placed in an escrow account, pursuant to the terms of the Distribution Agreement. The escrow is designed to provide available funds for payment in the event of certain contingencies occurring during the 36-month term of the escrow. The escrow is held in an interest-bearing account, with interest accruing for the benefit of Celsion, but subject to the escrow. All amounts held in the account at the end of the term of the escrow are payable to Celsion. However, Celsion bears full responsibility for payment of claims subject to the escrow in excess of available escrowed funds. The Company is recognizing the licensing fee ratably, at the rate of approximately $46,600 per month, over the seven-year term of the Distribution Agreement.

Note 7.	Inventory

Inventory is comprised of Prolieve Thermodilatation system control units and associated disposable treatment kits. Inventory is stated at the lower of cost or market. Inventory on hand at March 31, 2005 and December 31, 2004 was as follows:

	March 31, 2005	December 31, 2004
Materials	$126,866	$739,645
Work-in-process	—	—
Finished Goods	2,594,371	1,615,402

	2,721,237	2,355,047
Less: Reserve	32,175	153,384

Total Prolieve inventory	$2,689,062	$2,201,663

The inventory reserve at December 31, 2004 reflects actual obsolete and excess inventory. The reserve at March 31, 2005 is management’s estimate of the value of obsolete and excess inventory for the quarter. The Company purchases all inventory from outside vendors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements and terms such as “expect”, “anticipate”, “estimate”, “plan”, “believe”, and words of similar import, regarding the Company’s expectations as to the development and effectiveness of its technologies, the potential demand for its products, and other aspects of its present and future business operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, the Company cannot guarantee that actual results will not differ materially from its expectations. In evaluating such forward-looking statements, readers should specifically consider the various factors contained in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, including, without limitation, unforeseen changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing, capital structure, and other financial items; changes in approaches to medical treatment; introduction of new products by others; possible acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, competitors and regulatory authorities. These and other risks and uncertainties could cause actual results to differ materially from those indicated by such forward-looking statements, including those set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” contained in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004.

The discussion of risks and uncertainties contained in this Report and in the Company’s Annual Report on Form 10-K/A and in other filings with the SEC is not necessarily a complete or exhaustive list of all risks facing the Company at any particular point in time. We operate in a highly competitive, highly regulated and rapidly changing environment and our business is in a state of evolution. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

Overview

Celsion Corporation is a biotechnology company dedicated to furthering the development and commercialization of treatment systems for cancer and other diseases using focused heat energy in combination with other therapeutic devices, heat-activated drugs or heat-activated genes.

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

Our products and product pipeline presently consist of the following products, in the indicated stages of development:

Product	Status
Prolieve Thermodilatation system for the treatment of BPH	We received premarketing approval for the Prolieve system from the FDA on February 19, 2004. Since that time we have been commercializing the Prolieve system through Boston Scientific.

ThermoDox™ (Doxorubicin-laden thermo-liposome)	We currently are conducting a single-site Phase I clinical trial in collaboration with the National Institutes of Health using ThermoDox in conjunction with radio frequency ablation in the treatment of liver cancer. We are evaluating additional study sites and expect to add one such site in China and up to two more U.S. sites in order to accelerate patient accrual. In addition, ThermoDox, in conjunction with modified Prolieve equipment, is currently the subject of a multi-site Phase I clinical trial for the treatment of prostate cancer. We continue to evaluate the feasibility of initiating studies using ThermoDox in combination with our focused microwave Adaptive Phased Array (APA) or advanced phased array radio frequency heating technology for the treatment of breast cancer.

Breast Cancer Treatment System	During 2004, we terminated both branches of our pivotal Phase II trials using our advanced phase array technology in the treatment of small and late-stage breast cancer tumors. We are continuing to explore the use of ThermoDox in combination with APA or advanced phased array radio frequency technology to treat breast cancer. In addition, we are exploring possible strategic transactions and relationships involving our heat-only treatment system.

Cancer Repair Inhibitor (CRI)	Pre-clinical studies at Memorial Sloan-Kettering Cancer Center involving our CRI technology are ongoing. We are exploring possible strategic transactions and relationships to further the development of this technology.

Since 1995, we have generated only minimal revenues and have funded our operations primarily through private placements of our equity securities. During the most recently completed fiscal year, following FDA premarketing approval of our Prolieve Thermodilatation system, we received one-time licensing fees of $4,000,000 under our agreement with Boston Scientific Corporation, the distributor of our Prolieve system. We generated revenues of $2,506,228 from the sale to Boston Scientific of Prolieve control units and disposable treatment kits during the period from receipt of the PMA through December 31, 2004. During the first quarter of 2005, sales of Prolieve products generated revenues of $1,870,153 compared to $100,000 for the portion of the first quarter of 2004 subsequent to FDA approval. Until such time, if any, as we are able to complete development and testing of, and gain necessary regulatory approvals for, one or more of our other products, sales of the Prolieve products will represent our only source of revenue. We presently do not have any committed sources of financing. Therefore, we are reliant on revenues from the sale of our Prolieve products, and from funds generated through the sale of our securities to fund our ongoing operations.

The Prolieve system consists of a microwave generator and conductors, along with a computer and computer software programs that control the focusing and application of heat (control units), plus a specially designed, one-time-use catheter kit. We expect to continue to generate revenues from sales of control units and catheter kits. Under our agreement with Boston Scientific, we are entitled to receive our manufacturing and initial shipping costs plus 50% of the “profit”—measured as the difference between such costs and the average selling price (determined in accordance with the agreement) for each control unit—and 50% of the revenue generated from the sale of catheter kits, based upon a per unit price to the end user determined in accordance with the agreement, with Celsion bearing the cost of goods sold, including initial shipping costs. During the introduction of the Prolieve system, we expect that sales of both control units and catheter kits will increase. However, over time we expect that sales of consoles will level off as the market becomes more saturated.

Our principal costs consist of the following:

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

During the second quarter of 2004, Celsion received a warning letter from the FDA regarding the Phase I and Phase II clinical trials of the Prolieve system, which had been completed in January 2002. Following receipt of the warning letter, Celsion retained consultants to assist in bringing the Company into compliance with FDA regulations and ensuring ongoing compliance with those regulations. While we could incur additional expenditures of this nature during 2005, we do not expect that such expenditures will be material. In addition, in order to ensure prompt and continuing compliance with FDA regulations in the conduct of our clinical trials, we have elected to replace our in-house monitoring staff with Contract Research Organizations (CROs). This outsourcing effort will significantly increase the costs of our clinical trials.

In August 2004 Celsion conducted a voluntary Class II recall and field correction of the Prolieve system to correct a potential software malfunction that occurs if a procedure using the Prolieve system is ongoing when the system’s computer clock transitions through midnight. The field correction was completed and the recall closed during the first quarter of 2005.

As of March 31, 2005 the Company had enrolled one patient in its ThermoDox/RFA liver cancer Phase I study. Celsion, in collaboration with the National Institutes of Health, is aggressively recruiting patients eligible for enrollment in the study. The Company also is evaluating additional study sites and expects to add one such site in China and up to two more U.S. sites in order to accelerate patient accrual. The Company anticipates that enrollment in the Phase I study will be completed by the end of 2005. Celsion is also recruiting new clinical sites at which to resume its Phase I ThermoDox/modified Prolieve prostate cancer study.

Results of Operations

Comparison of Three Months Ended March 31, 2005 and Three Months Ended March 31, 2004

	Selected Actual Results
	For the Three Months Ended March 31,		Change
	2005	2004	Dollars	Percent
Revenue:
Sales (net of returns and allowances)	$1,870,153	$100,000	$1,770,153	1,770.2
Cost of sales	1,271,849	74,787	1,197,062	1,600.6
Gross margin	598,304	25,213	573,091	2,273.0
Operating expenses:
General and administrative	766,300	1,569,388	(803,088)	(51.2)
Research and development	2,218,590	4,586,084	(2,367,494)	(51.6)

Total operating expenses	2,984,890	6,155,472	(3,170,582)	(51.5)

Loss from operations	$(2,386,586)	$(6,130,259)	$(3,743,674)	(61.1)

Interest income	$61,380	$40,995	$20,385	49.7

Product sales consist of sales of our Prolieve products and are comprised of two elements—sales of control units and sales of disposable catheter kits, all to our exclusive distributor, Boston Scientific Corporation. Celsion recognizes revenues on sales of control units upon sale of such units by Boston Scientific to ultimate end users. Celsion recognizes sales of catheter kits upon shipment to Boston Scientific. Catheter kits are inventoried by Boston Scientific for ultimate sale and shipment to end users.

The Company received a PMA for its Prolieve system from the FDA on February 19, 2004 and thereafter commenced commercial introduction of the system through Boston Scientific. Revenues for the quarter ended March 31, 2005 were $1,870,153 compared to $100,000 for the same quarter in 2004, representing an increase of 1,770% in the current quarter compared to the first quarter of 2004. In the current quarter 16 control units were sold by Boston Scientific to end users and Celsion recognized revenues on the sale of these units. There were no control unit sales during the first quarter of 2004. The increase in revenues during the current quarter was the result of a full selling quarter in 2005 compared to a partial quarter (commencing with grant of the PMA on February 19, 2004) in 2004, as well as the progress of commercialization and marketing efforts during the year since launch of the Prolieve system.

Additionally, during the quarter ended March 31, 2005, control units were shipped to Boston Scientific on a consignment basis and were placed at urologists’ offices for evaluation. Under Boston Scientific’s arrangements with end users, such units are either converted to sales or returned to Boston Scientific at the end of the evaluation period, which typically does not exceed 90 days. At March 31, 2005 a total of 159 control units (including both units sold to end users and evaluation units) were in service.

General and administration expenses decreased by $803,088, or 51.2%, to $766,300 in the three months ended March 31, 2005 compared to $1,569,388 during the comparable period in 2004 The decrease in such expenses during the current quarter was primarily due to non-recurrence of expenses arising due to the approval of the Prolieve system in February 2004, principally consisting of a payment to Legg Mason for investment banking services rendered in connection with negotiation of our strategic relationship with Boston Scientific in 2003 which became due upon receipt of the PMA ($410,000), and cash bonuses of paid to employees in connection with receipt of the PMA ($120,000), offset by 2004 performance bonus payments ($35,000). Additionally, legal expenses were reduced as a result of the employment of in-house counsel during the second quarter of 2004 ($83,000), changes in investor relations programs and consultants ($145,000), a reduction in American Stock Exchange listing fees, which were at a relatively high level in the first quarter of 2004 due to issuance of Common Stock in private placements and to Boston Scientific for milestone investments ($45,000), and adjustments in stock-related compensation due to the lower market price of our Common Stock ($54,000).

Research and development expenses in the three months ended March 31, 2005 of $2,128,590 were $2,367,494, or 51.6%, lower than were such expenses during the three-month period ended March 31, 2004. The decrease in such expenses during the current quarter was primarily due to the non-recurrence of expenses associated with the receipt of the PMA for the Prolieve system, including a termination fee paid in connection with the migration of manufacturing of catheter kits to our new supplier ($350,000) and cash bonuses paid to employees in connection with receipt of the PMA ($503,000), offset by 2004 performance bonus payments ($127,500) and a reduction in consulting support related to development and approval of the Prolieve system ($270,000). The reduction also is attributable in part to non-recurrence of costs associated with the separation of Daniel Reale from the Company in February 2004 ($972,000), adjustments in stock-related compensation due to the lower market price of our Common Stock ($201,000) and reductions in expenses for clinical trials during the first quarter of 2005 due to completion of the Prolieve studies, closure of the APA breast cancer studies and suspension of enrollment in the prostate cancer study ($160,000).

The increase in revenues, coupled with the reduction in expenditures, discussed above resulted in a decrease in the loss from operations for the three-month period ended in March 31, 2004 of $3,743,674 or 61.1%, to $2,386,585 from $6,130,259 in the comparable period during the previous fiscal period.

Interest income, which is reflected net of any interest expense, increased by 49.7%, or $20,385, for the quarter ended March 31, 2005 from the comparable quarter in 2004. The increase was due to higher average cash balances and a higher rate of return on account balances. The higher cash balances were, in turn, the result of a private placement of our equity securities in January 2004 and milestone payments from Boston Scientific in March and April 2004, following receipt of the Prolieve PMA.

Liquidity and Capital Resources

Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of $76,420,630 at March 31, 2005. We have incurred negative cash flows from operations since our inception and have funded our operations primarily through the sale of equity securities. In addition, during the quarter ended March 31, 2004, we received aggregate payments in the amount of $8,000,000 from Boston Scientific in the form of payments for purchase of shares of our Common Stock and of licensing fees for our Prolieve system. As of March 31, 2005, we had cash of $7,534,227 and total current assets of $12,461,284 compared with current liabilities of $2,752,114, resulting in a working capital surplus of $9,709,170. As of December 31, 2004, we had $10,483,816 in cash and total current assets of $14,147,755 compared with current liabilities of $2,128,689, which resulted in a working capital surplus of $12,019,066 at the fiscal year end. Net cash used in the Company’s operating activities was $2,912,712 for the three months ending March 31, 2005.

We anticipate that our available cash on hand (including revenues received from sales of Prolieve products) will be sufficient to fund our activities through February 2006. Our dependence on Prolieve revenues and on raising additional capital beyond that date will continue at least until we are able to begin marketing our other technologies. Our future capital requirements and the adequacy of our financing depend upon numerous factors, including the successful commercialization of our Prolieve systems, progress in product development efforts, progress with pre-clinical studies and clinical trials, the cost and timing of production arrangements, the development of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing intellectual property rights, competing technological and market developments and the development of strategic alliances for the marketing of our products. We will be required to obtain additional funding through equity or debt financing, strategic alliances with corporate partners and others, or through other sources not yet identified. We do not have any committed sources of additional financing, and cannot guarantee that additional funding will be available in a timely manner, on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through unfavorable arrangements with partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets or which otherwise may be materially unfavorable to us. Furthermore, if we cannot fund our ongoing development and other operating requirements, particularly those associated with our obligation to conduct clinical trials under our licensing agreements, we will be in breach of our commitments under these licensing agreements and could therefore lose our license rights, which could have material adverse effects on our business.

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

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) under the supervision, and with the participation, of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial

Officer, concluded that, subject to the limitation set forth below, our disclosure controls and procedures were effective, as of March 31, 2005, to ensure that information required to be disclosed in reports that Celsion files or submits under the Exchange Act is recorded, processed, summarized and reported in a timely manner. Because of their inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements. A control system, no matter how well designed or implemented, can provide only reasonable, and not absolute, assurance that the objectives of the control systems were met in all cases. Because of the limitations inherent in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

During the quarter ended March 31, 2005 from time to time the Company issued a total of 36,361 shares of its Common Stock to two outside consultants for services valued at $16,500. These shares are restricted stock, endorsed with the Company’s standard restricted stock legend, with stop transfer instructions recorded by the transfer agent. Accordingly, the Company views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5	Other Information.

Not applicable.

Item 6.	Exhibits

No.	Description

11	Computation of Earnings per Share

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:    May 10, 2005

CELSION CORPORATION
Registrant

By:	/s/ Augustine Y. Cheung
Augustine Y. Cheung
President and Chief Executive Officer

By:	/s/Anthony P. Deasey
Anthony P. Deasey
Chief Operating Officer and Chief Financial Officer (Principal Financial and Chief Accounting Officer)