Form 10-K/A
period 2004-12-31
CELSION CORP
filed 2005-08-01
CIK 749647

OMB APPROVAL
OMB Number:	3235-0063
Expires	January 31, 2008
Estimated average burden hours
per response:	1,647.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE:

Celsion Corporation (the “Company”) is filing this Amendment No. 2 on Form 10–K/A (this “Amendment”) to its Annual Report on Form 10–K for the year ended December 31, 2004, originally filed with the Securities and Exchange Commission (the “Commission”) on March 16, 2005 (the “Original Form 10-K”) and amended by Amendment No. 1 on April 12, 2005 (collectively with the Original Form 10-K, the “Amended Form 10-K”). This Amendment reflects modification that we have made in light of comments from the staff of the Commission in connection with its review of the Amended Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

Item 7 and Item 9A contained in Part II, and Footnotes 9 and 16 to the Financial Statements which appear as part of Item 15 in Part III, are amended hereby. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 filed as exhibits to the Amended Form 10-K, have been reexecuted as of the date of, and are refiled as part of, this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2. Finally, an additional Consent of Independent Registered Public Accounting Firm dated June __, 2005 is filed as part of this Amendment.

Except for the items describe above or contained in Amendment No. 1, this Amendment continues to speak as of the date of the Original Form 10-K, and does not modify, amend or update in any way the financial statements or any other item or disclosures in the Amended Form 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

Celsion’s core business activity is the development of products to treat cancer and other diseases and to commercialize those products to generate a return on investment for its stockholders through one of several means including (a) selling products directly to end users; (b) selling product through a distributor (as is the case with its Prolieve products); (c) licensing its technology to third parties and generating income through royalties and milestone payments; (d) outright sale of a technology directly or, ultimately, though the sale of the entire Company. This business model will generate uneven cash flows, inasmuch as continuing development expenditures will not necessarily be matched by revenues from one of the above sources. In the event that annual development expenditures are not covered by current revenues, funding will be provided from other sources including any cash on hand, revenues provided as above and debt or equity funding raised in the capital markets. Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of $74,217,000 at December 31, 2004. We have incurred negative cash flows from operations since our inception and have funded our operations primarily through the sale of equity securities.

In 2004, although the Company generated revenues from sale of its Prolieve products pursuant to a distribution agreement with Boston Scientific, these revenues were not sufficient to cover cash expenditures, which showed an increase over prior years due to one-time expenditures incurred either as a result of receipt of the PMA for Prolieve or the separation from Celsion of certain senior employees. These expenditures are discussed above at “Results of Operations.” As a result, net cash used in operating activities during the year ended December 31, 2004—otherwise referred to as the “cash burn”—was $13,944,158, representing an increase of $3,978,000 from the fiscal year ended December 31, 2003. This net cash requirement was funded from cash on hand at the beginning of the year, together with funds generated from Common Stock sales to Boston Scientific pursuant to milestone commitments triggered by the approval of Prolieve, other private equity investments and the exercise of options and warrants to purchase Celsion Common Stock.

As of December 31, 2004, we had cash on hand of $10,484,000 and total current assets of $14,148,000, compared with current liabilities of $2,129,000, resulting in a working capital surplus of $12,019,000. As of December 31, 2003, we had $12,272,000 in cash and total current assets of $13,569,000, compared with current liabilities of $987,000, which resulted in a working capital surplus of $12,582,000 at fiscal year end.

With an annual cash burn expected to be around $15,000,000 for 2005, the Company anticipates that cash on hand at the beginning of the year, plus revenues generated form the sale of its Prolieve products, will be sufficient to fund operations for the next 12 months; however, future funding will be required from other sources. While Prolieve revenues could provide a continuing source of funding in 2006 and beyond they are unlikely to be sufficient to maintain current development programs. Additionally since Boston Scientific has an option to purchase the Prolieve assets at any time until February 2009, Prolieve revenues could cease at any time as a consequence of such a purchase. In the event that Boston Scientific exercises its option, the proceeds of at least $60 million potentially could fund development of Celsion’s other technlogies to the point where they could be the source of additional revenues. Until either Boston Scientific exercises its option or Celsion develops other products to the point of revenue generation, the Company will be dependent on the capital markets for funding. However the Company cannot guarantee that additional funding will be available in a timely manner, on acceptable terms, or at all.

The following is a summary of our future minimum payments under contractual obligations as of December 31, 2004:

	Total	< 1 year	1 - 3 years	4 – 5 years	Thereafter
Operating leases–Property	$1,173,000	$187,000	$391,000	$415,000	$180,000

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

/s/ Stegman & Company

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

CELSION CORPORATION

August 1, 2005	By:	/s/ Augustine Y. Cheung
Augustine Y. Cheung President and Chief Executive Officer (Principal Executive Officer)

August 1, 2005	By:	/s/ Anthony P. Deasey
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

See accompanying notes.

CELSION CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, DECEMBER 31, 2003,

SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

	Year Ended December 31,		Year Ended September 30,
	2004	2003	2003	2002
		(unaudited)
Cash Flows from Operating Activities
Net loss	$(13,985,048)	$(14,293,084)	$(13,274,071)	$(9,751,082)
Noncash items included in net loss:
Depreciation and amortization	200,515	106,806	100,532	82,437
Amortization of deferred revenue–license fee	(476,191)	—	—	—
Loss from investment in Celsion. China, Ltd.	92,203	—	—	—
Common stock issued for operating expenses	200,760	2,629,302	2,561,600	233,401
Stock options issued for operating expenses	496,221	299,722	281,266	259,172
Executive repriced options	(1,030,684)	1,615,030	967,374	—
Warrants issued for legal settlement	—	—	—	476,724
Loss from disposal of property and equipment	—	5,791	—	1,825
Net changes in:
Accounts receivable–trade	(691,938)	—	—	—
Other receivables	(74,348)	(16,753)	(6,434)	(83,288)
Inventories	(1,283,953)	(296,354)	(375,183)	(449,608)
Prepaid expenses	(317,270)	(118,171)	(31,587)	(47,255)
Escrow account–license fee	(2,007,002)	—	—	—
Other current assets	—	—	—	150,000
Prepaid inventory development costs	359,239	36,769	69,384	(486,602)
Accounts payable and accrued interest payable	188,071	(162,607)	388,568	349,130
Accrued noncash compensation	(99,773)	125,395	125,395	—
Deposits	5,916	—	—	—
Deferred revenue–license fee	4,000,000	—	—	—
Other accrued liabilities	482,124	101,606	104,577	153,388

Net cash used in operating activities	(13,944,158)	(9,966,548)	(9,088,579)	(9,111,758)

Cash Flows from Investing Activities:
Investment in Celsion China, Ltd.	(200,000)	—	—	—
Increase (decrease) in deposits	—	—	—	5,915
(Decrease) increase in security deposit liability	—	—	—	(15,203)
Purchase of property and equipment	(484,056)	(296,049)	(111,850)	(89,329)

Net cash used in investing activities	(684,056)	(296,049)	(111,850)	(98,617)

Cash Flows from Financing Activities:
Issuance of notes payable	—	—	500,000	—
Payment on notes payable	—	(500,000)	(500,000)	—
Proceeds of stock issuances	12,836,621	21,984,398	19,682,143	7,629,058

Net cash provided by financing Activities	12,836,621	21,484,398	19,682,143	7,629,058

Net (Decrease) Increase in Cash	(1,788,591)	11,221,801	10,481,714	(1,581,317)
Cash at Beginning of Period	12,272,407	1,050,606	928,819	2,510,136

Cash at the End of Period	$10,483,816	$12,272,407	$11,410,533	$928,819

See accompanying notes

CELSION CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

	Three Months Ended December 31,
	2003	2002
		(unaudited)
Cash Flows from Operating Activities
Net loss	$(2,953,834)	$(1,934,821)
Noncash items included in net loss:
Depreciation and amortization	31,149	24,875
Amortization of deferred revenue–license fee	—	—
Loss from investment in Celsion China, Ltd.	219,115	132,957
Executive repriced options	647,656	—
Warrants issued for legal settlement	—	—
Loss from disposal of property and equipment	5,791	—
Net changes in:
Accounts receivable–trade	—	—
Other receivables	74,174	84,493
Inventories	(92,919)	(171,748)
Prepaid expenses	(283,125)	(196,541)
Escrow account–license fee	—	—
Other current assets	—	—
Prepaid inventory development costs	(235)	32,380
Accounts payable and accrued interest payable	(252,121)	299,054
Accrued noncash compensation	—	—
Deposits	—	—
Deferred revenue–license fee	—	—
Other accrued liabilities	(154,539)	(151,568)

Net cash used in operating activities	(2,758,888)	(1,880,919)

Cash Flows from Investing Activities:
Investment in Celsion China, Ltd.	—	—
Increase (decrease) in deposits	—	—
(Decrease) increase in security deposit liability	—	—
Purchase of property and equipment	(184,493)	(294)

Net cash used in investing activities	(184,493)	(294)

Cash Flows from Financing Activities:
Issuance of notes payable	—	500,000
Payment on notes payable	—	—
Proceeds of stock issuances	3,805,255	1503,000

Net cash provided by financing activities	3,805,255	2,003,000

Net Increase (Decrease) in Cash	861,874	121,787
Cash at Beginning of Period	11,410,533	928,819

Cash at the End of Period	$12,272,407	$1,050,606

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

A summary of the Company’s Common Stock option and warrant activity and related information is as follows:

	Options Outstanding	Weighted Average Exercise Price	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at September 30, 2001	7,860,000	$1.13	7,245,218	$0.75
Granted	7,860,625	$0.72	23,447,249	$0.44
Exercised	(16,250)	$0.52	(1,455,000)	$0.03
Expired/cancelled	(5,293,751)	$1.38	(4,964,298)	$0.31

Outstanding at September 30, 2002	10,410,624	$0.70	24,273,169	$0.58
Granted	1,636,000	$0.42	7,377,765	$0.81
Exercised	(318,333)	$0.52	(14,890,958)	$0.38
Expired/cancelled	(100,000)	$0.64	(206,100)	$1.03

Outstanding at September 30, 2003	11,628,291	$0.66	16,553,876	$0.86
Granted	310,000	$1.11	2,107,065	$1.13
Exercised	(5,000)	$0.40	(196,500)	$0.61
Expired/cancelled	(30,000)	$0.47	0

Outstanding at December 31, 2003	11,903,291	$0.68	18,464,441	$0.90
Granted	1,987,500	$0.89	1,150,440	$1.35
Exercised	(1,768,533)	$0.66	(4,628,283)	$0.62
Expired/cancelled	(664,850)	$0.78	(91,000)	$0.91

Outstanding at December 31, 2004	11,457,408	$0.71	14,895,598	$1.02

Weighted Average Fair Value of Options Granted for periods ending:

September 30, 2002	$0.59
September 30, 2003	$0.50
December 30, 2003	$0.90
December 30, 2004	$0.72

Following is additional information with respect to options and warrants outstanding at December 31, 2004:

Common Stock Options	Exercise Price from $.25 to $.60	Exercise Price from $.61 to $1.01	Exercise Price from $1.02 to $5.00
Outstanding at December 31, 2004:
Number of options	3,263,958	5,833,450	2,360,000
Weighted average exercise price	$0.40	$0.73	$1.21
Weighted average remaining contractual life in years	5.75	9.23	5.20
Exercisable at December 31, 2004:
Number of options	2,602,292	5,231,366	1,349,999
Weighted average exercise price	$0.38	$0.74	$1.17
Weighted average remaining contractual life in years	5.06	6.46	2.65

Common Stock Warrants	Exercise Price from $.25 to $.60	Exercise Price from $.61 to $1.01	Exercise Price from $1.02 to $5.00
Outstanding at December 31, 2004:
Number of warrants	5,486,441	2,734,425	6,674,732
Weighted average exercise price	$0.53	$0.73	$1.48
Weighted average remaining contractual life in years	2.23	2.63	3.45
Exercisable at December 31, 2004:
Number of warrants	5,486,441	2,734,425	6,674,732
Weighted average exercise price	$0.53	$0.73	$1.48
Weighted average remaining contractual life in years	2.23	2.63	3.45

Option Repricing

On March 25, 2002, in order to provide meaningful continuing stock-based incentives for members of management, and in recognition of the decline in the market price of the Company’s Common Stock, the Compensation Committee of the Board of Directors approved the cancellation of options to purchase a total of 3,625,000 shares of Common Stock held by certain key executives and issued new options to purchase a total of 3,150,000 shares, resulting in a net decrease of options to purchase 475,000 shares. The cancelled options had been issued to the Company’s executives pursuant to their respective employment contracts at exercise prices in excess of the current market price of the Company’s Common Stock. These options consisted of certain options vested at the time of cancellation, as well as options with vesting dates through April of 2003, and with expiration dates through April of 2011. The new options consist of currently vested compensatory options, bonus options, one-third of which were currently vested and the remainder of which vested on March 31, 2003 and 2004, and performance-based awards that vest, if at all, upon achievement, by the Company, of certain specified milestones, all of which expire in May of 2012. All of the new options were issued pursuant to the Company’s 2001 Stock Option Plan, at exercise prices at or in excess of the market price for the common stock on the date of grant.

The Company accounts for the repriced options using variable accounting under FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25. Consequently, during each reporting period the Company adjusts compensation expense relating to the vested portion of the repriced options to the extent that the fair market value of the Company’s Common Stock exceeds the exercise price of such options. The Company recognized compensation expense adjustments of $(1,030,684), $967,374 and $0 for the years ended December 31, 2004, September 30, 2003 and September 30, 2002, respectively, and $647,656 for the three months ended December 31, 2003.

The compensation expense adjustment for the year ending December 31, 2004 was negative due to a decline in the market value of the Company’s Common Stock., which was $1.31 at the beginning of the year, $1.24 at March 31, 2004, $0.63 at June 30, 2004, $0.50 at September 30, 2004 and $0.57 at December 31, 2004. Since the exercise prices of the repriced options range from $0.64 to $0.92, all previous compensation expense adjustments were reversed during 2004.

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

Based upon these valuations, the Company recognized $496,221, $281,266 and $ 259,172 of expense associated with its issuance of options in lieu of cash for services to consultants, for the years ended December 31, 2004, September 30, 2003 and 2002 and $299,722 for the three months ended December 31, 2003.

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

15.	YEAR END CHANGE

In December 2003, the Company’s Board of Directors approved a change in the Company’s fiscal year end from September 30 to December 31.

16.	SELECTED QUARTERLY FINANCIAL INFORMATION FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 (UNAUDITED)

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$100,000	$442,945	$539,549	$1,423,734
Cost of sales	74,787	348,916	472,837	1,204,348

Gross profit on sales	25,213	94,029	66,712	219,386
General and administrative expenses	(1,569,388)	(367,161)	(601,966)	(932,354)
Research and development expenses	(4,586,084)	(1,386,258)	(2,973,522)	(2,587,557)
Other income/expense	64,579	187,804	198,193	163,326

Net loss	$(6,065,680)	$(1,471,586)	$(3,310,583)	$(3,137,199)

Net loss per share - basic and diluted	$(.04)	$(.01)	$(.02)	$(.02)

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	—	—	—	—
Cost of sales	—	—	—	—

Gross profit on sales	—	—	—	—
General and administrative expenses	$(1,141,021)	$(925,279)	$(2,219,425)	$(856,968)
Research and development expenses	(3,652,560)	(1,929,435)	(1,499,257)	(2,109,795)
Other income/expense	(45,989)	(44,298)	(12,904)	12,929

Net loss	$(4,839,570)	$(2,899,012)	$(3,731,586)	$(2,953,834)

Net loss per share - basic and diluted	$(.04)	$(.03)	$(.03)	$(.02)