Form 10-Q
period 2005-06-30
CELSION CORP
filed 2005-08-09
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

As of August 5, 2005, the Registrant had outstanding 160,901,600 shares of Common Stock, $.01 par value.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CELSION CORPORATION

CONDENSED BALANCE SHEETS

June 30, 2005 and December 31, 2004

ASSETS

	June 30, 2005	December 31, 2004
	(Unaudited)
Current assets:
Cash	$5,315,889	$10,483,816
Accounts receivable - trade	942,314	691,938
Other receivables	20,103	91,101
Inventories	3,949,951	2,201,663
Prepaid expenses	620,293	679,237

Total current assets	10,848,550	14,147,755

Property and equipment - at cost:
Furniture and office equipment	178,283	176,666
Computer hardware and software	275,504	264,774
Laboratory, shop and production equipment	638,507	607,418
Leasehold improvements	120,101	120,101

	1,212,395	1,168,959
Less accumulated depreciation	597,655	486,861

Net value of property and equipment	614,740	682,098

Other assets:
Investment in Celsion China, Ltd.	63,528	107,797
Escrow account-license fee	2,023,337	2,007,002
Deposits	17,706	17,706
Prepaid inventory development costs	27,450	58,214
Patent licenses (net of amortization)	26,782	31,365

Total other assets	2,158,803	2,222,084

Total assets	$13,622,093	$17,051,937

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2005	December 31, 2004
	(Unaudited)
Current liabilities:

Accounts payable – trade	$1,656,395	$819,168
Accrued non-cash compensation	71,391	53,543
Other accrued liabilities	1,224,227	684,550
Current portion of deferred revenue	571,428	571,428

Total current liabilities	3,523,441	2,128,689

Deferred revenue – license fee	2,666,667	2,952,382

Total liabilities	6,190,108	5,081,071

Stockholders’ equity:

Common Stock $0.01 par value: 250,000,000 shares authorized, 160,901,600 and 160,749,497 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	1,609,016	1,607,494
Additional paid-in capital	84,647,524	84,580,637
Accumulated deficit	(78,824,555)	(74,217,265)

Total stockholders’ equity	7,431,985	11,970,866

Total liabilities and stockholders’ equity	$13,622,093	$17,051,937

See accompanying notes.

CELSION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Sales	$2,896,350	$442,945	$4,766,503	$542,945
Cost of sales	1,926,707	348,916	3,198,556	423,703

Gross margin	969,643	94,029	1,567,947	119,242

Operating expenses:
General and administrative	1,071,703	367,161	1,838,003	1,936,549
Research and development.	2,485,328	1,386,258	4,703,918	5,972,342

Total operating expenses	3,557,031	1,753,419	6,541,921	7,908,891

Loss from operations	(2,587,388)	(1,659,390)	(4,973,974)	(7,789,649)

License fee income amortization	142,857	142,857	285,714	190,476
Interest income	63,859	58,619	125,239	99,614
(Loss) from investment in Celsion China, Ltd	(23,253)	(13,672)	(44,269)	(37,707)

(Loss) before income taxes…	(2,403,925)	(1,471,586)	(4,607,290)	(7,537,266)
Income taxes	—	—	—	—

Net Loss	$(2,403,925)	$(1,471,586)	$(4,607,290)	$(7,537,266)

Net loss per common share (basic and diluted)	$(0.01)	$(0.01)	$(0.03)	$(0.05)

Weighted average shares outstanding	160,898,206	160,302,355	160,850,846	156,764,532

See accompanying notes.

CELSION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(4,607,290)	$(7,537,266)
Non-cash items included in net loss:
Depreciation and amortization	115,377	86,089
Amortization of deferred revenue – license fee income	(285,715)	(190,476)
Loss from investment in Celsion China, Ltd	44,269	37,707
Common Stock and stock options issued for compensation and other operating expenses	86,257	424,909
Stock based employee compensation	—	(1,030,684)
Net changes in:
Accounts receivable—trade	(250,376)	(370,000)
Other receivables	70,998	(132,669)
Inventories	(1,748,288)	(1,541,931)
Prepaid expenses	58,944	165,429
Escrow account – license fee	(16,335)	(2,000,635)
Prepaid inventory development costs	30,764	28,580
Accounts payable-trade	837,227	834,962
Other accrued liabilities.	539,677	505,636
Deposits	—	5,916
Deferred revenue – license fee	—	4,000,000

Net cash used by operating activities	(5,124,491)	(6,714,433)
Cash flows from investing activities:
Investment in Celsion China, Ltd	—	(200,000)
Purchase of property and equipment	(43,436)	(416,703)

Net cash used by investing activities	(43,436)	(616,703)

Cash flows from financing activities:
Proceeds of stock issuances.	—	12,836,624
Payment of note payable	—	—

Net cash provided by financing activities	—	12,836,624

Net (decrease) increase in cash	(5,167,927)	5,505,488
Cash at beginning of period	10,483,816	12,272,407

Cash at end of the period	$5,315,889	$17,777,895

See accompanying notes.

CELSION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(June 30, 2005)

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed financial statements of Celsion Corporation (which we sometimes refer to as Celsion, the Company, we or us) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Note 2. Common Stock Outstanding and Per Share Information

For the six-month periods ended June 30, 2005 and 2004, per share data is based on the weighted average number of shares of common stock, par value $0.01 per share (Common Stock), outstanding. Outstanding warrants and options that can be converted into Common Stock are not included, as their effect is anti-dilutive.

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

In December 2004, the FASB issued SFAS No.123R Share-Based Payment which replaces SFAS No. 123 Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and provides that the pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The original effective date for SFAS No. 123R was the first interim or annual period after June 15, 2005, with early adoption encouraged. On April 21, 2005, the Securities and Exchange Commission amended Rule 4-01(a) under Regulation S-X to provide that each registrant that is not a small business issuer is required to comply with SFAS No. 123R beginning with the first annual or interim reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. In the Company’s case, this means that compliance is required beginning in the first quarter of fiscal year 2006.

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

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets. SFAS No. 153 amends APB No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company was required to adopt SFAS No. 153, on a prospective basis, for nonmonetary exchanges after June 15, 2005 SFAS No. 153 has not had an impact on the Company’s results of operations or financial position.

Note 4. Fair Value Accounting for Stock Plans

The Company has long-term compensation plans that permit the granting of incentive awards in the form of stock options. The Company had adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 148 (SFAS 148), which allow companies to continue to measure compensation costs for stock options granted to employees using the value-based method of accounting prescribed by APB 25. Celsion has elected to follow APB 25 and the related interpretations in accounting for its employee stock options, pending mandatory compliance with SFAS No. 123R, as discussed above.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock-based employee plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders, as reported	$(2,403,925)	$(1,471,586)	$(4,607,290)	$(7,537,266)
Adjust for stock-based employee compensation expense included in reported net loss	—	(1,286,989)	—	(1,030,684)
Adjust for total stock-based employee compensation expense determined using the fair value-based method for all awards	(165,941)	1,126,794	(373,664)	773,286

Pro forma net loss	$(2,569,866)	$(1,631,781)	$(4,980,846)	$(7,794,664)

Loss per share:
Basic–as reported	$(0.01)	$(0.01)	$(0.03)	$(0.05)

Basic–pro forma	$(0.01)	$(0.01)	$(0.03)	$(0.05)

Note 5. Investment in Celsion China, Ltd.

We formed a joint venture to develop our technologies and distribute our products in greater China with Asia Pacific Life Science Group, Ltd., a group of Hong Kong-based investors. We announced the joint venture on December 15, 2003 and made a $200,000 investment to purchase a 45.65% equity position in Celsion China, Ltd on February 5, 2004.

The financial records of Celsion China, Ltd. as of June 30, 2005 and December 31, 2004 reflected the following:

	June 30, 2005	December 31, 2004
Cash	$128,802	$289,551
Deposits
Prepaid expense	13,029	1,602

Total current assets	141,831	291,153
Fixed assets, net	375	375

Total assets	142,206	$291,528

Liabilities		52,369
Equity	441,160	441,136
Accumulated deficit	(298,954)	(201,977)

Total liabilities and equity	$142,206	$291,528

Celsion accounts for the investment in Celsion China, Ltd. under the equity method, The investees’ functional currency is the Hong Kong Dollar. No foreign currency adjustment was necessary during the quarter. The loss from this unconsolidated investee at June 30, 2005 and December 31, 2004 can be recalculated as follows and is comprised of only general and administrative costs. Celsion China, Ltd. had no commercial sales for the quarter.

	June, 30, 2005	June 30, 2004
Quarterly deficit	$(50,939)	$(29,949)
Ownership percentage	45.65%	45.65%

Loss recorded for the quarter	$(23,253)	$(13,672)

Celsion Corporation’s balance sheets at June 30, 2005 and December 31, 2004 reflects the investment in Celsion China in the account entitled “Investment in Celsion China, Ltd.,” the components of which are as follows:

	June 30, 2005	December 31, 2004
Initial cash investment	$200,000	$200,000
45.65% accumulated loss	(136,472)	(92,203)

Net investment carrying value	$63,528	$107,797

Note 6. Licensing Agreement

The Distribution Agreement dated January 21, 2003 between Celsion Corporation and Boston Scientific Corporation (BSC or Boston Scientific) entitled Celsion to a $4,000,000 licensing fee, effective upon the occurrence of certain events, in return for granting BSC a seven-year, royalty-free, exclusive right to market, distribute, import, export, use, sell and offer to sell Celsion’s Prolieve™ Thermodilatation system worldwide, with the exception of China, Taiwan, Hong Kong, Macao, Mexico and Central and South America. All of the conditions were met, and we received cash from BSC during the quarter ended March 31, 2004 in the amount of $2,000,000. The remaining $2,000,000 was placed in an escrow account, pursuant to the terms of the Distribution Agreement. The escrow is designed to provide available funds for payment in the event of certain contingencies occurring during the 36-month term of the escrow. The escrow is held in an interest-bearing account, with interest accruing for the benefit of Celsion, but subject to the escrow. All amounts held in the account at the end of the term of the escrow are payable to Celsion. However, Celsion bears full responsibility for payment of claims subject to the escrow in excess of available escrowed funds. The Company is recognizing the licensing fee ratably, at the rate of approximately $47,600 per month, over the seven-year term of the Distribution Agreement.

Note 7. Inventory

Inventory is comprised of Prolieve Thermodilatation system control units, parts inventory and associated disposable treatment kits. Inventory is stated at the lower of cost or market. Inventory on hand at June 30, 2005 and December 31, 2004 was as follows:

	June 30, 2005	December 31, 2004
Materials	$527,133	$739,645
Work-in-process	—	—
Finished Goods	3,447,818	1,615,402

	3,974,951	2,355,047
Less: reserve	25,000	153,384

	$3,949,951	$2,201,663

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements and terms such as “expect”, “anticipate”, “estimate”, “plan”, “believe” and words of similar import regarding the Company’s expectations as to the development and effectiveness of its technologies, the potential demand for our products, and other aspects of our present and future business operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of its knowledge of our business and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, readers should specifically consider the various factors contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as well as its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, including, without limitation, unforeseen changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing, capital structure, and other financial items; changes in approaches to medical treatment; introduction of new products by others; possible acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, competitors and regulatory authorities. These and other risks and uncertainties could cause actual results to differ materially from those indicated by such forward-looking statements, including those set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as well as those set forth below and elsewhere in this Report.

The discussion of risks and uncertainties set forth in this Report and in our most recent Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and in other filings with the SEC is not necessarily a complete or exhaustive list of all risks facing the Company at any particular point in time. We operate in a highly competitive, highly regulated and rapidly changing environment and our business is in a state of evolution. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

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

Our products and product pipeline presently consist of the following products, in the indicated stages of development:

Product	Status
• Prolieve Thermodilatation system for the treatment of BPH	We received premarketing approval for the Prolieve system from the FDA on February 19, 2004. Since that time we have been commercializing the Prolieve system through Boston Scientific.

• ThermoDox™ (Doxorubicin-laden thermo-liposome)	We currently are conducting a single-site Phase I clinical trial in collaboration with the National Institutes of Health using ThermoDox in conjunction with radio frequency ablation in the treatment of liver cancer. We are evaluating additional study sites and expect to add one such site in China and up to two more U.S. sites in order to accelerate patient accrual. In addition, ThermoDox, in conjunction with modified Prolieve equipment, is currently the subject of a multi-site Phase I clinical trial for the treatment of prostate cancer. We continue to evaluate the feasibility of initiating studies using ThermoDox in combination with our focused microwave Adaptive Phased Array (APA) or advanced phased array radio frequency heating technology for the treatment of breast cancer.

• Breast Cancer Treatment System	During 2004, we terminated both branches of our pivotal Phase II trials using our advanced phase array technology in the treatment of small and late-stage breast cancer tumors. We are continuing to explore the use of ThermoDox in combination with APA or advanced phased array radio frequency technology to treat breast cancer. In addition, we are exploring possible strategic transactions and relationships involving our heat-only treatment system.

• Cancer Repair Inhibitor (CRI)	Pre-clinical studies at Sloan-Kettering involving our CRI technology are ongoing. We are exploring possible strategic transactions and relationships to further the development of this technology.

Since 1995, we have generated only modest revenues and have funded our operations primarily through private placements of our equity securities. During the most recently completed fiscal year, following FDA premarketing approval of our Prolieve Thermodilatation system, we received one-time licensing fees of $4,000,000 under our agreement with Boston Scientific Corporation, the distributor of our Prolieve system. During the first six months of 2005, sales of Prolieve products generated revenues of $4,766,503 compared to $542,945 for the portion of the first six months of 2004 subsequent to FDA approval. Until such time, if any, as we are able to complete development and testing of, and gain necessary regulatory approvals for, one or more of our other products, sales of the Prolieve products will represent our only source of revenue. We presently do not have any committed sources of financing. Therefore, we are reliant on revenues from the sale of our Prolieve products, and from funds generated through the sale of our securities to fund our ongoing operations.

The Prolieve system consists of a microwave generator and conductors, along with a computer and computer software programs that control the focusing and application of heat (control units), plus a specially designed, one-time-use catheter kit. We expect to continue to generate revenues from sales of control units and catheter kits. Under our agreement with Boston Scientific, we are entitled to receive our costs plus 50% of “profit”—measured as the difference between such costs and the average selling price (determined in accordance with the agreement) for each control unit—and 50% of the revenue generated from the sale of catheter kits, for which Celsion bears the cost of goods sold. During the introduction of the Prolieve system, we expect that sales of both control units and catheter kits will increase. However, over time we expect that sales will level off.

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

As of June 30, 2005 the Company had enrolled the first cohort of patients in its ThermoDox/RFA liver cancer Phase I study. Celsion, in collaboration with the National Institutes of Health, is aggressively recruiting patients eligible for enrollment in the study. The Company also is evaluating additional study sites and expects to add one such site in China and up to two more U.S. sites in order to accelerate patient accrual. The Company anticipates that enrollment in the Phase I study will be completed by the end of 2005. Celsion is currently considering whether to re-initiate its Phase I ThermoDox/modified Prolieve prostate cancer study.

Results of Operations

Comparison of Three Months Ended June 30, 2005 and Three Months Ended June 30, 2004

	Actual Results (Unaudited)
	Three Months Ended June 30,		Change
	2005	2004	Dollars	Percent
Revenue:
Sales	$2,896,350	$442,945	2,453,405	553.9
Cost of sales	1,926,707	348,916	1,577,791	452.2

Gross margin	969,643	94,029	875,614	931.2

Operating expenses:
General and administrative	1,071,703	367,161	704,542	191.9
Research and development	2,485,328	1,386,258	1,099,070	79.3

Total operating expenses	3,557,031	1,753,419	1,803,612	102.9

Loss from operations	$(2,587,388)	$(1,659,390)	(927,998)	55.9

Interest income	$63,859	$58,619	5,240	8.9

Product sales consist of sales of our Prolieve products and are comprised of two elements – sales of control units and sales of disposable catheter kits, all to our exclusive distributor, Boston Scientific Corporation. Celsion recognizes revenues on sales of control units upon sale of such units by Boston Scientific to ultimate end users. Celsion recognizes sales of catheter kits upon shipment to Boston Scientific. Catheter kits are inventoried by Boston Scientific for ultimate sale and shipment to end users.

Sales for the quarter ended June 30, 2005 were $2,896,350 compared to $442,945 in the comparable quarter of 2004, representing an increase of 553.9%. The increase in revenues during the current quarter was the result of expanded distribution as the product roll out continues following PMA approval of the product on February 19, 2004. Our Prolieve system is distributed under a seven year distribution agreement with Boston Scientific Corporation through which Boston Scientific also acquired a five year option to purchase the Prolieve assets. In the event that Boston Scientific terminates or elects not to extend the distribution agreement Celsion would be required to establish alternate distribution arrangements with a potentially disruptive impact on sales. Should BostonScientific exercise its purchase option sales of Prolieve would terminate.

Additionally, during the quarter ended June 30, 2005, control units were shipped to Boston Scientific on a consignment basis and were placed at urologists’ offices for evaluation. Under Boston Scientific’s arrangements with end users, such units are either converted to sales or returned to Boston at the end of the evaluation period, which typically does not exceed 90 days. At June 30, 2005 a total of 202 control units (including both units sold to end users and evaluation units) were in service. In the current quarter 38 control units were sold by Boston Scientific to end users and Celsion recognized revenues on the sale of these units. There were no control unit sales during the second quarter of 2004.

General and administration expenses increased by $704,542, or 191.9%, to $1,071,703 in the three months ended June 30, 2005 compared to $367,161 during the comparable period in 2004. The increase in such expenses during the current quarter was primarily due to adjustments in stock related compensation expense in the second quarter of 2004 due to the decreases in the market price of our Common Stock ($464,000) during that period and provision for costs related personnel matters ($248,000).

Research and development expenses for the three months ended June 30, 2005 of $2,485,328 were $1,099,070, or 79.3%, higher than the comparable quarter of 2004. The increase was due to several factors including a termination fee payable in connection with migration of manufacturing of catheter kits to a new supplier triggered by the approval of the new supplier by the FDA during the current quarter ($350,000), adjustments in stock related compensation expense due to the lower market price of our Common Stock ($823,000); patent expenses ($134,000); and preclinical and clinical costs associated with our liver cancer clinical studies ($214,000), offset by a reduction in clinical costs due to the closure of our heat-alone breast cancer clinical study and suspension of our prostate cancer clinical study ($215,000).

The increase in expenditure discussed above, although somewhat offset by the increase in revenues, resulted in an increase in the loss from operations for the three month period ended June 30, 2005 of $927,998 or 55.9%, to $2,587,388 from $1,659,390 in the comparable period during the previous fiscal year.

Interest income, which is reflected net of any interest expense, increased by 8.9%, or $5,240, for the quarter ended June 30, 2005 from the comparable quarter in 2004. The increase was due to higher rates of return on account balances.

Comparison of Six Months Ended June 30, 2005 and Six Months Ended June 30, 2004

	Actual Results (Unaudited)
	Six Months Ended June 30,		Change
	2005	2004	Dollars	Percent
Revenue:
Sales	$4,766,503	$542,945	4,223,558	777.9
Cost of sales	3,198,556	423,703	2,774,853	654.9

Gross margin	1,567,947	119,242	1,448,705	1,214.9

Operating expenses:
General and administrative	1,838,003	1,936,549	(98,546)	(5.1)
Research and development	4,703,918	5,972,342	(1,268,424)	(21.2)

Total operating expenses	6,541,921	7,908,891	(1,366,970)	(17.3)

Loss from operations	$(4,973,974)	$(7,789,649)	2,815,675	(36.1)

Interest income	$125,239	$99,614	25,625	25.7

Sales for the six months ended June 30, 2005 were $4,766,503, an increase of $4,223,558, or 777.9%, compared to $542,945 in the first six months of 2004. Product sales consist of sales of our Prolieve products and are comprised of two elements – sales of control units and sales of disposable catheter kits, all to our exclusive distributor, Boston Scientific Corporation. The increase in revenues during the first six months was the result of a full selling period in 2005 compared to a partial period (commencing with grant of the PMA on February 19, 2004) in 2004, as well as the progress of commercialization and marketing efforts during the 16 months since the launch of the Prolieve system.

General and administrative expenses decreased by $98,546, or 5.1%, to $1,838,003 in the six months ended June 30, 2005 compared to $1,936,549 in the six months ended June 30,2004. The decrease was primarily due to non-recurrence of expenses arising due to the approval of the Prolieve system in February 2004, principally consisting of a payment to Legg Mason for investment banking services rendered in connection with negotiation of our strategic relationship with Boston Scientific in 2003 which became due upon receipt of the PMA ($410,000), and cash bonuses paid to employees in connection with receipt of the PMA ($120,000), offset by 2004 performance bonus payments ($35,000). Additionally, a decrease in legal expenses as a result of the employment of in house counsel during the second quarter of 2004 ($83,000), changes in investor relations programs and consultants ($145,000), a reduction in American Stock Exchange listing fees, which were at a relatively high level in the first quarter of 2004 due to issuance of Common Stock in private placements and to Boston Scientific for milestone investments ($45,000), were offset by adjustments in stock related compensation expense, in the second quarter of 2004, due to decreases in the market price of our Common Stock ($464,000) during that period and provision for costs related personnel matters ($248,000).

Research and development expenses in the six months ended June 30, 2005 of $4,703,918 were $1,268,424, or 21.2%, lower than expenses incurred in the comparable six months of 2004. The decrease in expenses was due to the non-recurrence of expenses associated with receipt of the PMA for the Prolieve system, cash bonuses paid to employees in connection with receipt of the PMA ($503,000), offset by 2004 performance bonus payments ($127,500) and a reduction in consulting support related to development and approval of the Prolieve system ($468,000). The reduction also is attributable in part to non-recurrence of costs associated with the separation of an Executive Vice President from the Company in February 2004 ($972,000) and a reduction in clinical costs due to the closure of our heat-alone breast cancer clinical study and suspension of our prostate cancer clinical study ($375,000) offset by adjustments in stock related compensation expense, in the second quarter of 2004, due to decreases in the market price of our Common Stock ($622,000) during that period, patent expenses ($134,000) and preclinical and clinical costs associated with our liver cancer clinical studies ($214,000).

Liquidity and Capital Resources

Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of $78,824,555 at June 30, 2005. We have incurred negative cash flows from operations since our inception and have funded our operations primarily through the sale of equity securities. In addition, during the quarter ended March 31, 2004, we received aggregate payments in the amount of $8,000,000 from Boston Scientific in the form of payments for purchase of shares of our Common Stock and of licensing fees for our Prolieve system. As of June 30, 2005, we had cash of $5,315,889 and total current assets of $10,848,550 compared with current liabilities of $3,523,441 resulting in working capital of $7,325,109. As of December 31, 2004, we had $10,483,816 in cash and total current assets of $14,147,755 compared with current liabilities of $2,128,689, which resulted in working capital of $12,019,066 at the fiscal year end. Net cash used in the Company’s operating activities was $2,912,712 and $5,124,491 respectively for the three months and six months ended June 30, 2005

We anticipate that our available cash on hand (including revenues received from sales of Prolieve products) will be sufficient to fund our activities through February 2006. Our dependence on Prolieve revenues and on raising additional capital beyond that date will continue at least until we are able to begin marketing our other technologies. Our future capital requirements and the adequacy of our funding depend upon numerous factors, including the successful commercialization of our Prolieve system, progress in product development efforts, progress with pre-clinical studies and clinical trials, the cost and timing of production arrangements, the development of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing intellectual property rights, competing technological and market developments and the development of strategic alliances for the marketing of our products. We will be required to obtain additional funding through equity or debt financing, strategic alliances with corporate partners and others, or through other sources not yet identified. We do not have any committed sources of additional financing, and cannot guarantee that additional funding will be available in a timely manner, on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through unfavorable arrangements with partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets or which otherwise may be materially unfavorable to us. Furthermore, if we cannot fund our ongoing development and other operating requirements, particularly those associated with our obligation to conduct clinical trials under our licensing agreements, we will be in breach of our commitments under these licensing agreements and could therefore lose our license rights, which could have material adverse effects on our business.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) under the supervision of our Chief Executive Officer and Chief Financial Officer as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that Celsion files or submits under the Exchange Act is recorded, processed, summarized and reported in a timely manner. In designing, implementing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and implemented, may not be effective in all circumstances. However, we believe that our disclosure controls and procedures provide reasonable assurance of achieving the desired disclosure control objectives.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2005, 22,059 shares were issued to a consultant as compensation for services rendered in the value of $7,500. No other purchases or sales of securities occurred during the quarter.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 19, 2005, the Company held its Annual Meeting of Stockholders (Annual Meeting). At the Annual Meeting, the stockholders voted to elect Dr. Claude Tihon to the Board of Directors, to serve as Class I director, for a term of three years, until the Company’s annual meeting of stockholders in 2008 and until his successor is elected and shall have qualified. The results of the voting on this matter are as follows:

Nominee	For	Withhold
Claude Tihon	127,129,242	6,075,168

Dr. Gary W. Pace will continue to serve as a Class II Director until expiration of his term with the election and qualification of directors at the annual meeting of stockholders in 2006. The term of the Class III Directors – Dr. Augustine Y. Cheung, Dr. Max E. Link and Dr. Kris Venkat – will expire with the election and qualification of directors at the annual meeting of stockholders in 2007.

At the Annual Meeting, the stockholders also voted to amend the Company’s Amended and Restated Certificate of Incorporation, as amended, to permit the Company to effect a reverse split of the Company’s common stock at ratios ranging from one-for-seven to one-for-fifteen, in the discretion of the Board of Directors, prior to the 2006 annual meeting of Stockholders . The results of voting on this matter are as follows:

	For	Against	Abstain
One-for-seven	121,672,563	11,094,519	437,327
One-for-eight	120,327,329	12,455,555	421,525
One-for-nine	120,306,006	12,506,568	391,835
One-for-ten	122,248,635	10,644,719	311,055
One-for-eleven	120,046,261	12,778,168	379,980
One-for-twelve	119,983,691	12,851,438	369,280
One-for-thirteen	119,992,996	12,815,283	396,130
One-for-fourteen	119,959,911	12,863,268	381,230
One-for-fifteen	120,607,079	12,269,625	327,705

Finally, the stockholders voted to ratify the appointment of Stegman & Company as the Company’s Independent public accountants for the fiscal year ending December 31, 2005. The results of the voting on this matter are as follows:

Votes For	129,191,283
Votes Against	3,348,471
Abstentions and Non-Votes	664,655

Item 6. Exhibits.

11	Statement Re: Computation of Earnings Per Share.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 9, 2005

CELSION CORPORATION
Registrant

By:	/s/ Lawrence Olanoff
Lawrence Olanoff
President and Chief Executive Officer

By:	/s/Anthony P. Deasey
Anthony P. Deasey
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)