Form 10-Q/A
period 2005-09-30
CELSION CORP
filed 2005-11-09
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT #1

TO FORM 10-Q

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

This amendment is filed solely for the purpose of correcting a typographical error in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, relating to the number of machines in service at September 30, 2005.

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

Additionally, during the quarter ended September 30, 2005, control units were shipped to Boston Scientific on a consignment basis and were placed at urologists’ offices for evaluation. Under Boston Scientific’s arrangements with end users, such units are either converted to sales or returned to Boston at the end of the evaluation period, which typically does not exceed 90 days. At September 30, 2005 a total of 247 control units (including both units sold to end users and evaluation units) were in service. In the current quarter 46 control units were sold by Boston Scientific to end users and Celsion recognized revenues on the sale of these units compared with 14 control unit sales during the third quarter of 2004.

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

November 9, 2005

CELSION CORPORATION
Registrant

By:	/s/ Lawrence S. Olanoff
Lawrence S. Olanoff
President and Chief Executive Officer

By:	/s/ Anthony P. Deasey
Anthony P. Deasey
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)