Form 10-Q
period 2006-03-31
CELSION CORP
filed 2006-05-11
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☒

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2006 the Registrant had outstanding 10,780,527 shares of Common Stock, $.01 par value.

11.	Statement Re: Computation of Earnings Per Share (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Index to Financial Statements
Page
Consolidated Balance Sheets March 31, 2006 (Unaudited) and December 31, 2005	4 -5

Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2006 and 2005	6

Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2006 and 2005	7

Notes to Consolidated Financial Statements (Unaudited)	8 -15

CELSION CORPORATION

CONSOLIDATED BALANCE SHEETS

March 31, 2006 and December 31, 2005

ASSETS

	March 31, 2006 (unaudited)	December 31, 2005
Current assets:
Cash and cash equivalents	$1,068,733	$2,313,430
Short term investments	9,250,000	6,000,000
Account receivable-trade	412,130	715,714
Other receivables	1,256	49,799
Note receivable-principal, current portion	145,237	0
Accrued interest receivable-note receivable	25,089	0
Inventories	2,575,260	3,325,640
Prepaid expenses	444,586	436,521

Total current assets	13,922,291	12,841,104

Property and equipment-at cost:
Furniture and office equipment	183,179	182,171
Computer hardware and software	326,290	304,522
Laboratory, shop and production equipment	758,768	656,676
Leasehold improvements	132,148	132,148

	1,400,385	1,275,517
Less accumulated depreciation	758,492	704,662

Net value of property and equipment	641,893	570,855

Other assets:
Investment in Celsion China, Ltd.	—	11,994
Loans receivable	236,783	—
Note receivable-long term portion	1,001,191	—
Escrow account-license fee	2,072,525	2,053,153
Deposits	434,270	432,335

Total other assets	3,744,769	2,497,482

Total assets	$18,308,953	$15,909,441

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2006 (Unaudited)	December 31, 2005
Current liabilities:
Accounts payable-trade	$1,426,124	$1,996,159
Other accrued liabilities	1,116,216	1,317,876
Current portion of deferred revenue	571,428	571,428

Total current liabilities	3,113,768	3,885,463

Long Term Liabilities:
Deferred revenue-license fee	2,238,096	2,380,953
Loan payable	10,500,000	6,000,000
Accrued interest payable	364,729	177,625
Other liabilities	31,345	29,773

Total current liabilities	13,134,170	8,588,351

Total liabilities	16,247,938	12,473,814

Stockholders’ equity:

Common Stock $0.01 par value: 250,000,000 shares authorized, 10,732,411 and 10,725,091 shares issued and outstanding, at March 31, 2006 and December 31, 2005, respectively	107,324	107,251
Non-controlling interest in Celsion China, Ltd	(9,571)	—
Additional paid-in capital	86,245,757	86,220,828
Additional paid-in capital, share based payments	356,431	—
Additional paid-in capital, non-vested common stock	49,609	10,132
Treasury stock	(2,396)	—
Accumulated deficit	(84,686,139)	(82,902,584)

Total stockholders’ equity	2,061,015	3,435,627

Total liabilities and stockholders’ equity	$18,308,953	$15,909,441

See accompanying notes.

CELSION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue:
Sales	$2,368,768	$1,870,153
Returns and Allowances	22,349	—

Total revenues	2,346,419	1,870,153
Cost of sales	1,754,503	1,271,849

Gross margin	591,916	598,304
Operating expenses:
Research and development	2,482,494	2,218,590
General and administrative	1,127,496	766,300

Total operating expenses	3,609,990	2,984,890

Loss from operations	(3,018,074)	(2,386,586)
License fee income amortization	142,857	142,857
Interest income	142,694	61,380
Interest expense	(188,149)	—
Rental income	1,602	—
(Loss) on disposal of property and equipment	(915)	—
Gain on sale of Celsion (Canada) Limited	1,146,342	—
(Loss) from investment in Celsion China, Ltd	(9,912)	(21,016)

Loss before income taxes	(1,783,555)	(2,203,365)
Income taxes	—	—

Net Loss	$(1,783,555)	$(2,203,365)

Net loss per common share (basic and diluted)	$(0.17)	$(0.21)

Weighted average shares outstanding (1)	10,732,411	10,720,101

(1)	Adjusted to reflect 15:1 reverse stock split

See accompanying notes.

CELSION CORPORATION

STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,783,555)	$(2,203,365)
Non-cash items included in net loss:
Depreciation and amortization	54,803	57,872
Amortization of deferred revenue-license fee income	(142,857)	(142,858)
Loss from investment in Celsion China, Ltd	9,912	21,016
Common Stock issued for operating expenses	25,000	78,757
Fair value of share-based payments	395,908	—
Loss from disposal of property and equipment	915	—
Net changes in:
Accounts receivable-trade	303,584	(839,830)
Accrued interest receivable-note receivable	(25,089)	—
Other receivables	48,543	23,702
Inventories	750,705	(487,399)
Prepaid expenses	31,729	40,409
Escrow account-license fee	(19,372)	(6,630)
Prepaid inventory development costs	—	(59,963)
Accounts payable-trade	(570,035)	763,479
Accrued interest payable	187,104	—
Deposits	(1,935)	—
Other accrued liabilities.	(221,352)	(157,902)

Net cash used by operating activities	(955,992)	(2,912,712)

Cash flows from investing activities:
Purchase of short term investments	(8,000,000)	—
Sale of short term investments	4,750,000	—
Loans receivable	(236,783)	—
Note receivable	(1,146,428)	—
Acquisition of Celsion China, Ltd	(25,000)	—
Purchase of property and equipment	(128,098)	(36,877)

Net cash used by investing activities	(4,786,309)	(36,877)

Cash flows from financing activities:
Issuance of notes payable	4,500,000	—
Purchase of Celsion common stock (Treasury stock)	(2,396)	—

Net cash provided by financing activities	4,497,604	—

Net decrease in cash and cash equivalents	(1,244,697)	(2,949,589)
Cash and cash equivalents at beginning of period	2,313,430	10,483,816

Cash and cash equivalents at end of the period	$1,068,733	$7,534,227

See accompanying notes.

CELSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited condensed financial statements of Celsion Corporation (which we sometimes refer to as Celsion, the Company, we or us) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Note 2. Common Stock Outstanding and Per Share Information

For the three month periods ended March 31, 2005 and 2006, per share data is based on the weighted average number of shares of common stock, par value $0.01 per share (Common Stock), outstanding during the respective periods. Outstanding warrants and options that can be converted into Common Stock are not included, as their effect is anti-dilutive. The total number of outstanding warrants and options for the periods ended March 31, 2005 and 2006 were 938.055 and 1,401,925 respectively. On February 27, 2006 the Company affected a 15:1 reverse stock split and the 2005 share data has been adjusted accordingly.

Note 3. New Accounting Pronouncements

In November 2004, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs. SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. The Company is required to adopt SFAS No. 151 beginning January 1, 2006. SFAS No. 151 has not has a material impact on the Company’s results of operations, financial position and cash flow.

On December 16, 2004 the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-based Compensation”. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the determination of net income based on their fair values. Pro forma disclosure is not an alternative. The Company adopted SFAS 123(R) effective January 1, 2006.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” approach or (2) a “modified retrospective” approach. Under the modified prospective approach, compensation cost is recognized beginning with the effective date based on (a) the requirements of SFAS 123(R) for all share based payments granted after the effective date and (b) the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. The modified retrospective approach includes the requirements of the modified prospective approach, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either all prior periods presented or prior interim periods of the year of adoption. The Company adopted the modified prospective approach.

As permitted by SFAS 123, the Company accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method, and, as such, generally recognized no compensation cost for employee stock options in fiscal 2005. Accordingly, the adoption of the fair value method will have a significant impact on results of operations, although it will have no impact on overall financial position.

The effects of the adoption of SFAS 123(R) on the Company’s results of operations and financial position are dependent upon a number of factors, including the number of employee stock options outstanding and unvested, the number of stock-based awards which may be granted in the future, the life and vesting features of stock-based awards which may be granted in the future, the future market value and volatility of the Company’s stock, movements in the risk free rate of interest, award exercise and forfeiture patterns, and the valuation model used to estimate the fair value of each award. In addition, the Company intends to utilize non-vested stock units as a component of its ongoing employee incentive-based compensation plan. These awards generally are recorded at fair value, equal to the quoted market price of the Company’s common stock on the date of issuance, and this amount is subsequently amortized ratably over the vesting period of the shares of non-vested stock held by the employee. The Company estimates the adoption of SFAS 123(R) will increase compensation expense in the range of $1.0 to $1.75 million for the year ending December 31, 2006, of which $1.0 million represents estimated compensation expense for options issued at December 31, 2005 and the remainder represents estimated compensation expense for assumed option issuances. The fair value accounting of stock options resulted in an expense for the quarter ended March 31, 2006 of $356,431.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. Because the Company does not recognize the benefit of tax deductions in excess of recognized compensation cost due to its net operating loss position, it is expected that this change will have no impact on the Company’s consolidated financial statements.

Note 4. Fair Value Accounting for Stock Plans

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

2001 Stock Option Plan

The purpose of the 2001 Plan is to promote long-term growth and profitability of Celsion Corporation by providing key people with incentives to improve stockholder value and to contribute to the growth and financial success of Celsion and enabling the company to attract, retain and reward the best available persons for positions of substantial responsibility. The 2001 Plan permitted the granting of stock options (including nonqualified stock options and incentive stock options qualifying under Section 422 of the Code) and stock appreciation rights or any combination of the foregoing. During the year that ended December 31, 2005, 38,920 options became available under the 2001 Plan and were rolled into the 2004 Stock Incentive Plan. During the quarter ended March 31, 2006, no options became available under the 2001 Plan.

2004 Stock Incentive Plan

The purpose of the 2004 Plan is to promote the long-term growth and financial success of the Company and enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The 2004 Plan permits the granting of awards in the form of incentive stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, and performance awards, or in any combination of the foregoing. On March 31, 2006 options to purchase 362,226 shares were available from the 716,161 authorized under the 2004 Plan.

During the quarter ended March 31, 2006 the Company issued 48,223 shares of non-vested common stock at a market price of $4.08. Since the grant of non-vested common stock relates to future service, the total compensation expense of $196,799 will be recognized ratably over the service period. The expense recognized for the quarter ended March 31,2006 was $39,477.

Options Issued to Non-Employees for Services

The Company enters into agreements with consultants in which the consultants receive stock options in exchange for services. Generally, the terms of these plans require that the exercise price of the options may not be less than the fair market value of Celsion’s Common Stock on the date the options are granted. Options generally vest over various time frames or upon milestone accomplishments. Some vest immediately. Others vest over a period between one to five years. The Company’s options generally expire ten years from the date of the grant There were no options granted to non-employees for the period ended March 31, 2006.

A summary of the Company’s Common Stock option activity and related information is as follows:

Following is additional information with respect to options outstanding at March 31, 2006

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,276,793	$8.70
Granted	138,200	4.15
Exercised	—	—
Expired/cancelled	(13,068)	10.84

Outstanding at March 31, 2006	1,401,925	8.35

Exercisable at March 31, 2006	678,497	8.50

Available for grant at March 31, 2006	362,226	—

Common Stock Options	Exercise Price from $3.75 to $6.00	Exercise Price from $6.01 to $9.60	Exercise Price from $9.61 to $13.80	Exercise Price from $13.80 to $22.50
Outstanding at March 31, 2006:
Number of options	682,433	329,534	225,953	164,005
Weighted average exercise price	$5.19	8.10	11.29	17.93
Weighted average remaining contractual life in years	7.71	7.13	5.87	3.19
Exercisable at March 31, 2006:
Number of options	96,896	241,951	213,868	125,782
Weighted average exercise price	$4.45	7.38	11.36	17.38
Weighted average remaining contractual life in years	2.32	6.51	5.85	2.05

For all of the Company’s stock-based compensation plans, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. The risk free interest rate is derived from values assigned to U.S. Treasury strips as published in the Wall Street Journal in effect at the time of grant. The model incorporates exercise, pre-vesting and post-vesting forfeiture assumptions based on analysis of historical data. The expected life of the fiscal 2006 grants was generated using the simplified method as allowed under Securities and Exchange Commission Staff Accounting Bulletin No. 107.

Three Months Ended March 31, 2006
Risk-free interest rate	4.30 % to 4.69%
Dividend Yield	0.0%
Expected volatility	83.0%
Expected option life in years	6

The Company has long-term compensation plans that permit the granting of incentive awards in the form of stock options. Prior to fiscal 2006, the Company applied the intrinsic value method as outlined in the APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options granted. No compensation expense was recognized in the accompanying consolidated financial statements of earnings prior to fiscal 2006. The following table illustrates the effect on net income and earnings per share for periods presented prior to fiscal 2006, if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee plans:

Three Months Ended March 31, 2005
Net loss attributable to common stockholders, as reported	$(2,203,365)

Adjust for total stock-based employee compensation expense determined using the fair value-based method for all awards	(207,723)

Pro forma net loss	$(2,411,088)

Loss per share:
Basic–as reported	$(0.21)

Basic–pro forma	$(0.22)

Note 5. Note Receivable and Note Receivable Interest

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

Under the Stock Purchase Agreement all of the capital stock of Canada was transferred to Dr. Cheung in exchange for a promissory note made by Dr. Cheung in favor of the Company in the principal amount of $1,500,000 to be paid over a period of up to 78 months and secured by a pledge of 100,536 shares of Celsion common stock owned by Dr. Cheung and his wife and the commitment of Canada to pay a 5 percent royalty on the net sales of certain products sold by and patent royalties received by Canada and its successors and assigns, of up to $18,500,000.

The terms of the note receivable only specify an interest charge in the event that scheduled payments are in arrears. The value of the $1,500,000 note was therefore discounted at the prime rate in effect January 16, 2006 (7.25%) plus 1.0%, or 8.25%, and the calculated net present value of $1,146,428 was recorded in the consolidated financial statements above. Interest for the period ended March 31, 2006 was recorded in the amount of $25,089.

Note 6: Loan Receivable under Celsion (Canada) Limited Transition Services Agreement

In conjunction with the sale of Celsion (Canada) Limited, a Transition Services Agreement was entered into whereby Celsion is subleasing space in the Company’s offices for use by Canada to carry on its business, for a period of up to six (6) months from the date of the agreement; provide administrative support services as needed in the operation of Canada’s business for the period of the sublease and advance funds to pay salary and health and dental insurance of each of certain employees of Canada and expenses reasonably incurred in connection with the operation of Canada’s business up to $100,000 for the shorter of the period ending June 30, 2006 and the date of closing by Canada of a transaction involving the merger of Canada into a newly created Canadian Capital Pool Company and a simultaneous funding through a private placement of shares under terms approved by the Toronto Stock Exchange (the “Canada Transaction”). Within ten days after the closing of the Canada Transaction Canada will pay the Company all amounts due under the Transition Services Agreement. If Canada fails to close the Canada Transaction, Celsion has the right to sell the 100,536 shares of stock being held as collateral.

The Transition Services Agreement was amended on March 28, 2006 to advance Celsion (Canada) Limited an additional $200,000 to fund reasonable operating expenses. This additional advance is repayable under the same terms as the Transition Services Agreement However, in the event of default, Dr. Cheung will forgo payments due under a consulting agreement between Celsion Corporation and Dr. Cheung dated January 16, 2006.

The accumulated balance advanced under the Transition Services Agreement at March 31, 2006 was $218,783.

Note 7. Investment in Celsion China, Ltd.

We have formed a joint venture with Asia Pacific Life Science Group, Ltd., a group of Hong Kong-based investors, to develop our technologies and distribute our products in Greater China. We announced the joint venture on December 15, 2003 and made a $200,000 investment to purchase a 45.65% equity position in Celsion China, Ltd on February 5, 2004.

Effective January 12, 2006 Celsion made an additional $25,000 investment to purchase from Asia Pacific Life Science Group, Ltd. equity of Celsion China, Ltd, bringing Celsion’s total equity position to 71.3%.

An additional cash advance in the amount of $84,123 in form of a loan was made to Celsion China, Ltd. on January 27, 2006 and has been eliminated during consolidation.

Effective May 9, 2006, Celsion Corporation has terminated its interest in Celsion China, Ltd.

The financial records of Celsion China, Ltd. as of March 31, 2006 and December 31, 2005 reflected the following:

	March 31, 2006	December 31, 2005
Cash	$53,803	$12,754
Inventory	62,825	62,500
Due from Celsion Corporation	9,980	6,344
Prepaid Insurance	4,523	6,000
Prepaid expense	15,113	17,439

Total current assets	$146,244	$105,037
Fixed assets, net	286	286

Total assets	$146,530	$105,323

Due to Celsion Corporation	75,338	74,949
Loan Payable-Celsion Corp	83,767	—
Loan Payable-Asia Pacific Life	21,264	—
Equity	441,852	442,216
Accumulated deficit	(475,691)	(411,842)

Total liabilities and equity	$146,530	$105,323

Celsion accounted for its investment in Celsion China, Ltd. under the equity method through January 12, 2006. The investees’ functional currency is the Hong Kong Dollar. No foreign currency adjustment was necessary during the quarter. The loss from this unconsolidated investee at March 31, 2006 and March 31, 2005 can be recalculated as follows and is comprised of only general and administrative costs. Celsion China, Ltd. had no commercial sales as of March 31, 2006.

	January 12, 2006	December 31, 2005
Period deficit	$(21,713)	$(46,037)
Ownership percentage	45.65%	45.65%

Loss recorded for the period	$(9,912)	$(21,016)

Celsion Corporation’s balance sheet at March 31, 2006 and December 31, 2005 reflects the investment in Celsion China in the account entitled “Investment in Celsion China, Ltd.,” the components of which are as follows:

	March 31, 2006	December 31, 2005
Total cash investment	$225,000	$200,000
Accumulated loss	(225,000)	(188,006)

Net investment carrying value	$—	$11,994

Note 8. Licensing Agreement

The Distribution Agreement dated January 21, 2003 between Celsion Corporation and Boston Scientific Corporation (BSC or Boston Scientific) entitled Celsion to a $4,000,000 licensing fee, effective upon the occurrence of certain events, in return for granting BSC a seven-year, royalty-free, exclusive right to market, distribute, import, export, use, sell and offer to sell Celsion’s Prolieve Thermodilatation® system worldwide, with the exception of China, Taiwan, Hong Kong, Macao, Mexico and Central and South America. All of the conditions were met, and we received cash from BSC during the quarter ended March 31, 2004 in the amount of $2,000,000. The remaining $2,000,000 was placed in an escrow account, pursuant to the terms of the Distribution Agreement. The Company is recognizing the licensing fee, at the rate of approximately $47,600 per month, over the seven-year term of the Distribution Agreement.

The escrow is designed to provide available funds for payment in the event of any legal expenses, settlements, license fees, royalties, damages or judgments incurred by Celsion or Boston Scientific in connection with any patent litigation related to alleged infringement of third party patents occurring during the 36-month term of the escrow.

The escrow is held in an interest-bearing account, with interest accruing for the benefit of Celsion, but subject to the escrow. All amounts held in the account at the end of the term of the escrow are payable to Celsion. However, Celsion bears full responsibility for payment of claims subject to the escrow in excess of available escrowed funds.

Note 9. Inventory

Inventory is comprised of Prolieve Thermodilatation system control units, parts inventory and associated disposable treatment kits. Inventory is stated at the lower of cost or market. Inventory on hand at March 31, 2006 and December 31, 2005 was as follows:

	March 31, 2006	December 31, 2005
Components	$431,556	$535,253
Finished Goods	2,168,704	2,830,093

	2,600,260	3,365,346
Less: reserve	25,000	39,706

	$2,575,260	$3,325,640

Note 10. Loan Payable

On August 8, 2005 we entered into a loan agreement with BSC whereby BSC will lend the Company up to $15 million. The loan, which has a term expiring on February 20, 2009 and will bear interest at a rate of prime plus 1 percent, will be disbursed in three installments. The first installment, in the amount of $6 million, was disbursed on August 17, 2005. The second installment, in the amount of $4.5 million, was disbursed on February 2, 2006 and the third disbursement which may be drawn down at the Company’s discretion is expected to occur before the end of the quarter ending June 30, 2006. The third disbursement is subject to the Company making continuing progress, to the reasonable satisfaction of BSC, with respect to the development of the Company’s Prolieve® product.

Interest is due on the first to occur of (i) February 20, 2009, (ii) upon repayment of the principal amount in full, (iii) upon BSC’s exercise of its option described below, to purchase certain assets and technology or (iv) on conversion of the principal amount plus accrued interest, if any, to shares of the Company’s common stock. The Company has the right to prepay the loan at any time without penalty.

The principal balance of this loan, together with then all unpaid and accrued interest, is due and payable in full on February 29, 2009. At March 31, 2006 the accrued and unpaid interest to date was $364,729.

Note 11. Treasury Stock

On February 27, 2006, the Company affected a 15:1 reverse stock split of the Company’s issued and outstanding shares of common stock (the “Common Stock”). As of that date, each fifteen shares of the Company’s issued and outstanding shares of Common Stock were automatically combined, converted and changed into one share of Common Stock of the Company (the “Reverse Split”). No fractional shares were issued as a result of the Reverse Split. Instead, the Company paid cash in lieu of fractional shares based on the average closing price of the Company’s Common Stock for the five trading days prior to the effective date of the Reverse Split. Unless otherwise noted herein, all share numbers and per share financial information in this Quarterly Report on Form 10-Q is provided on a post-reverse stock split basis.

Note 12. Contingent Purchase Commitment

Sanmina-SCI (“Sanmina”) and Celsion entered into a Medical Product Manufacturing Services Agreement on April 2, 2003 for the production of the Company’s Prolieve Thermodilatation control units. It is stipulated in this agreement that Celsion may from time to time require Sanmina to acquire component inventories in excess of current demand. Any such inventory of components purchased and held by Sanmina will be designated as “excess” inventory; Celsion is responsible to reimburse Sanmina for the delivered cost of those components. As of March 31, 2006 Celsion and Sanmina have agreed that the excess components have been valued at $621,650. In lieu of payment in full Celsion, beginning October 1, 2005, is paying a 1.5% monthly inventory carrying charge. The amount paid in the three months ended March 31, 2006 was $26,830.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements and terms such as “expect”, “anticipate”, “estimate”, “plan”, “believe” and words of similar import regarding the Company’s expectations as to the development and effectiveness of its technologies, the potential demand for our products, and other aspects of our present and future business operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, readers should specifically consider the various factors contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 including, without limitation, unforeseen changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing, capital structure, and other financial items; changes in approaches to medical treatment; introduction of new products by others; possible acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, competitors and regulatory authorities. These and other risks and uncertainties could cause actual results to differ materially from those indicated by such forward-looking statements, including those set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The discussion of risks and uncertainties set forth in this Report and in our most recent Annual Report on Form 10-K as well as in other filings with the SEC, is not necessarily a complete or exhaustive list of all risks facing the Company at any particular point in time. We operate in a highly competitive, highly regulated and rapidly changing environment and our business is in a state of evolution. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

Overview

Celsion is a biotechnology company dedicated to furthering the development and commercialization of oncology drugs including tumor-targeting treatments using focused heat energy in combination with heat activated drug delivery. In 1989, we obtained premarketing approval (PMA) from the FDA to use our microwave-based Microfocus 1000 heat therapy system on surface and subsurface tumors in conjunction with radiation therapy. We marketed this system until 1995. From 1995 until early in 2004 we engaged in research and development of new treatment systems. On February 19, 2004, we obtained a PMA for our Prolieve Thermodilatation system for the treatment of Benign Prostatic Hyperplasia (BPH) and thereafter our marketing partner, Boston Scientific, commenced commercial sales of the Prolieve system. In addition, we are engaged in the development of treatment systems using a combination of heat and ThermoDoxTM; our proprietary heat activated liposomal encapsulation of doxorubicin, for the treatment of liver cancer and breast cancer.

Development pipeline

Our pipeline presently consists of the following products, in the indicated stages of development:

Product	Status
• Prolieve Thermodilatation system for the treatment of BPH	We received premarketing approval (PMA) for the Prolieve system from the FDA on February 19, 2004. Since that time, we have been commercializing the Prolieve system through Boston Scientific. Boston Scientific has an option to purchase the Prolieve assets (expiring February 2009) for $60 million.

• ThermoDox (Doxorubicin-encapsulated thermo-liposome) plus heat for the treatment of cancer	We are conducting a Phase I clinical trial in collaboration with the National Institutes of Health and Queen Mary’s Hospital in Hong Kong using ThermoDox in conjunction with radio frequency ablation in the treatment of liver cancer. We are also sponsoring the conduct of an investigator initiated Phase I study of the use of ThermoDox for the treatment of recurrent chest wall (RCW) breast cancer.

We anticipate that, in the near term (up to 12 months), the source of our revenues will be from sales of our Prolieve system and related disposables. In the longer term (beyond 12 months), we expect to seek to develop new revenue streams from our current work with Duke University in targeted drug delivery systems. We anticipate that revenues will come from the licensing of these technologies to pharmaceutical manufacturers and from eventual sales to major institutional health care providers who would employ these technologies to deliver drug regimens throughout the body or from the sale of one or more of these technologies.

From 1995 to 2004, we generated only minimal revenues and have funded our operations primarily through private placements of our equity securities. During 2004, following FDA premarketing approval of our Prolieve Thermodilatation system, we received a one-time licensing fee of $4 million under our agreement with Boston Scientific, the distributor of our Prolieve system. Since receipt of the PMA, sales of Prolieve products generated revenues of $17.2 million. Until such time as we are able to complete development and testing of, and gain necessary regulatory approvals for, one or more of our other products, sales of Prolieve products will represent our only source of revenue. We presently do not have any committed sources of financing. Therefore, we are reliant on revenues from the sale of our Prolieve products and from funds generated through the sale of our securities to fund our ongoing operations.

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

Our research and development activities, pre-clinical tests and clinical trials, and the manufacturing, marketing and labeling of each of our products, are subject to extensive regulation by the FDA. We may not bring to market any product in the U.S. without approval, in the form of a premarketing approval from the FDA. We received such premarketing approval for our Prolieve system on February 19, 2004. We are currently conducting basic research and development activities, pursuing prototype products through clinical testing and regulatory approval. Our ultimate objective is to commercialize those products to generate a return on investment for our stockholders through one of several means including (a) selling products directly to end users; (b) selling product through a distributor (as is the case with its Prolieve products) or (c) licensing the technology to third parties and generating income through royalties and milestone payments.

Recent Events

As of May 1, 2006 the Company had enrolled 14 patients in its ThermoDox/RFA liver cancer Phase I study. Celsion is conducting the study in collaboration with the National Institutes of Health (“NIH”) and Queen Mary’s Hospital, Hong Kong, and is aggressively recruiting patients eligible for enrollment in the study both at the NIH and Queen Mary’s Hospital. In order to facilitate enrollment of patients, the Company may add an additional clinical site in the U.S.

Celsion has provided a research grant in the amount of $500,000 to Duke University and will provide clinical supplies of ThermoDox to support a Phase I, open label study of the safety and pharmacokinetics in Recurrent Chest Wall Breast Cancer (RCW) patients. Duke treated the first patient in this study on May 1, 2006.

Results of Operations

Comparison of Three Months Ended March 31, 2006

and Three Months Ended March 31, 2005

	Actual Results Three Months Ended March 31,		Change
	2006	2005	Dollars	Percent
Revenue:
Sales	$2,346,419	$1,870,153	476,266	25
Cost of sales	1,754,503	1,271,849	482,654	38

Gross margin	591,916	598,304	(6,388)	(1)
Operating expenses:
Research and development	2,482,494	2,218,590	263,904	12
General and administrative	1,127,496	766,300	361,196	47

Total operating expenses	3,609,990	2,984,890	625,100	21

Loss from operations	$(3,018,074)	$(2,386,586)	(631,488)	(26)

Interest income (expense), net	$(45,455)	$61,380	(106,835)	(174)

Other income (expense), net	$1,279,974	$121,841	1,158,133	951

Net (Loss)	$(1,783,555)	$(2,203,365)	419,810	19

Net sales for the quarter ended March 31, 2006 were $2,346,419, an increase of $476,266 or 25%, compared to $1,870,153 in the quarter ended March 31, 2005. Product sales consist of sales of our Prolieve products and are comprised of two elements – sales of control units and sales of disposable catheter kits, all to our exclusive distributor, Boston Scientific Corporation. The increase in revenues during the quarter ended March 31, 2006 compared to the year ended March 31, 2005 reflects the progress of commercialization and marketing efforts.

The increase of $263,904 (12%) in research and development expense during the first quarter of 2006 in comparison to the quarter ended March 31, 2005 was due primarily to stock option expense resulting from the Company’s adoption of SFAS 123(R) ($207,000), costs associated with the development and production of a single vial Full Scale Good Manufacturing Practice (GMP) batch of ThermoDox ($56,000), increased clinical trial costs ($120,000) and additional regulatory and quality assurance consulting support ($201,000) offset by reductions in salaries and related costs ($175,000) and other research and development costs ($165,000) resulting from the sale of Celsion (Canada) Limited and reduced heat activated gene development activity.

The $361,196 (47%) increase in general and administrative expense during the quarter ended March 31, 2006 as compared to the comparable period during 2005 was attributable to stock option expense resulting from the Company’s adoption of SFAS 123(R) ($147,000), salary and related costs ($122,000), consulting costs ($45,000) and timing of director’s compensation ($54,000)

The net increase of $625,100 in operating expenditures during the quarter ended March 31, 2006 when compared to the quarter ended March 31, 2005, as discussed above, combined with gross profit generated from the sale of Prolieve products during the most recent quarter, resulted in an increase in the loss from operations for the three-month period ended March 31, 2006 of $631,488 or 26%, to $3,018,074 from $2,386,586 in the comparable period during the prior fiscal year.

Net interest in the quarter ended March 31, 2006 was an expense of $45,455 compared to income of $61,380 for the quarter ended March 31, 2005. This change was due to funding the business with a loan from Boston Scientific which closed on August 8, 2005.

Other income for the quarter ended March 31, 2006 was $1,279,974 compared to $121,841 for the quarter ended March 31, 2005 an increase of $1,158,133 due to a gain of $1,146,342 on the sale of the stock of Celsion (Canada) Limited.

The net loss for the quarter ended March 31, 2006 was $1,783,555 compared to $2,203,365 for the quarter ended March 31, 2005, a decrease of $419,810 principally due to the gain on the sale of Celsion (Canada) Limited which more than offset an increase in the operating loss for the period.

Financial Condition , Liquidity and Capital Resources

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

Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of

$84,686,139 at March 31, 2006. We have incurred negative cash flows from operations since our inception and have funded our operations primarily through the sale of equity securities. As of March 31, 2006, we had total current assets of $13,922,291, including cash and short term investments of $10,318,733, compared with current liabilities of $3,163,377, resulting in a working capital surplus of $10,758,914. As of December 31, 2005 we had $8,313,430 in cash and short term investments and total current assets of $12,841,104 compared with current liabilities of $3,895,595, which resulted in working capital of $8,945,509 at the fiscal year end.

Net cash used in the Company’s operating activities for the three months ended March 31, 2006 was $955,992 compared to $2,912,712 for the three months ending March 31, 2005. This net cash requirement was funded from cash on hand at the beginning of the year, together with the second $4.5 million installment of a loan from Boston Scientific. Under the loan agreement, which was effective on August 8, 2005, Boston Scientific has agreed to lend the Company up to $15 million, disbursed in three installments. The first installment, in the amount of $6 million, was disbursed on August 17, 2005. The second installment of $4.5 million was disbursed on February 6, 2006 and the third disbursement is expected to occur during the quarter ending June 30, 2006 subject to the Company making continuing progress, to the reasonable satisfaction of Boston Scientific, with respect to the development of the Company’s Prolieve product. The loan, which has a term expiring on February 20, 2009 and bears interest at a rate of prime plus 1 percent, due on the first to occur of (i) February 20, 2009, (ii) upon repayment of the principal amount and accrued interest in full, (iii) upon Boston Scientific’s exercise of its option, described below, to purchase certain assets and technology, or (iv) on conversion of the principal amount plus accrued interest, if any, to shares of Company common stock. The Company has the right to prepay the loan at any time without penalty.

Boston Scientific may at any time convert in whole or in part the outstanding principal plus accrued interest into shares of the Company’s common stock at a minimum conversion price of $9.15 per share. Additionally, Boston Scientific may apply the outstanding principal plus accrued interest toward the option exercise price if Boston Scientific decides to exercise the option granted by the Company. The option granted by the Company gives Boston Scientific the right to purchase for $60 million the assets and technology relating to the manufacture, marketing, sale, distribution and/or research and development of products using thermal therapy for the treatment of BPH for $60 million. There can be no assurance when, if ever, Boston Scientific will exercise its right to purchase. In the event that Boston Scientific does exercise its option, the Company will receive an immediate infusion of cash but will cease to receive revenues from the sale of Prolieve systems and related disposables.

For fiscal year 2006, we expect to expend approximately $15,000,000 to commercialize our Prolieve system and for clinical testing of liver cancer and breast cancer treatment systems, as well as corporate overhead, all of which we expect to fund from funds on hand and revenues anticipated from the sale of our Prolieve system and related disposables. The foregoing is an estimate, based upon assumptions as to the scheduling of institutional clinical research and testing personnel, the timing of clinical trials and other factors, not all of which are fully predictable.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 4. Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2006, which is the end of the period covered by this report, our disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15of the Securities Exchange Act of 1934 as amended that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On April 27, 2006 American Medical Systems, Inc. and AMS Research Corporation (together referred to as “AMS”) filed suit in the U.S. District Court for the District of Minnesota alleging infringement of two patents of AMS resulting from our manufacture, use and sale of the Prolieve Thermodilatation system. The suit is captioned American Medical Systems, Inc. and AMS Research Corporation vs. Celsion Corporation, Case no. 0:06-cv-01606-JMR-FLN. The complaint seeks injunctive relief against the alleged infringement, unspecified trebled damages, plaintiff costs, expenses and attorney fees. Celsion believes the suit is without merit and will be defended vigorously.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares Available for Purchase under Publicly Announced Programs
January 1 – January 31, 2006	596.33	$4.02	596.33	0
February 1 – February 28, 2006	—	—	—	—

March 1 – March 31, 2006	—	—	—	—

Total	596.33	$4.02	596.33	0

The company repurchased fractional shares as a result of the 15:1 reverse stock split affected February 27, 2006.

Item 6. Exhibits.

11	Statement Re. Computation of Earnings Per Share. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2006

CELSION CORPORATION
Registrant

By:	/s/ Lawrence S. Olanoff
Lawrence S. Olanoff
President and Chief Executive Officer

By:	/s/Anthony P. Deasey
Anthony P. Deasey
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)