Form 10-Q
period 2006-06-30
CELSION CORP
filed 2006-08-09
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

As of August 8, 2006 the Registrant had outstanding 10,785,527 shares of Common Stock, $.01 par value.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements and Notes.

CELSION CORPORATION

BALANCE SHEETS

June 30, 2006 and December 31, 2005

ASSETS

	June 30, 2006 (unaudited)	December 31, 2005
Current assets:
Cash and cash equivalents	$285,051	$2,313,430
Short term investments	6,500,000	6,000,000
Account receivable-trade	32,600	715,714
Other receivables	145,359	49,799
Note receivable-principal, current portion	10,000	—
Inventories	2,937,042	3,325,640
Prepaid expenses	371,340	436,521
Escrow account-license fee	2,094,990	—

Total current assets	12,376,382	12,841,104

Property and equipment-at cost:
Furniture and office equipment	183,179	182,171
Computer hardware and software	323,293	304,522
Laboratory, shop and production equipment	750,764	656,676
Leasehold improvements	132,148	132,148

	1,389,384	1,275,517
Less accumulated depreciation	767,690	704,662

Net value of property and equipment	621,694	570,855

Other assets:
Investment in Celsion China, Ltd.	—	11,994
Loans receivable	553,398	—
Note receivable-long term portion	1,038,416	—
Escrow account-license fee	—	2,053,153
Deposits	450,832	432,335

Total other assets	2,042,646	2,497,482

Total assets	$15,040,722	$15,909,441

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

	June 30, 2006 (unaudited)	December 31, 2005
Current liabilities:
Accounts payable-trade	$1,263,349	$1,996,159
Other accrued liabilities	1,358,718	1,317,876
Accrued non-cash compensation	26,000	—
Current portion of deferred revenue	571,428	571,428

Total current liabilities	3,219,495	3,885,463

Long term liabilities:
Deferred revenue-license fee	2,095,239	2,380,953
Loan payable	10,500,000	6,000,000
Accrued interest payable	600,906	177,625
Other liabilities	32,938	29,773

Total long term liabilities	13,229,083	8,588,351

Total liabilities	16,448,578	12,473,814

Stockholders’ (deficit) equity:

Common Stock $0.01 par value: 250,000,000 shares authorized, 10,734,804 and 10,725,091 shares issued and outstanding, at June 30, 2006 and December 31, 2005, respectively (1)	107,348	107,251
Additional paid-in capital	86,254,957	86,220,828
Additional paid-in capital, share based payments	557,283	—
Additional paid-in capital, non-vested common stock	83,858	10,132
Treasury stock	(2,396)	—
Accumulated deficit	(88,408,906)	(82,902,584)

Total stockholders’ (deficit) equity	(1,407,856)	3,435,627

Total liabilities and stockholders’ (deficit) equity	$15,040,722	$15,909,441

(1)	Adjusted to reflect February 27, 2006 15:1 reverse stock split

See accompanying notes

CELSION CORPORATION

STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Sales	$642,122	$2,896,350	$3,010,890	$4,766,503
Returns and Allowances	336,332	—	358,681	—

Total revenue	305,790	2,896,350	2,652,209	4,766,503
Cost of sales	651,873	1,926,707	2,406,376	3,198,556

Gross margin (loss)	(346,083)	969,643	245,833	1,567,947
Operating expenses:
Research and development	2,087,125	2,485,328	4,569,619	4,703,918
General and administrative	1,020,080	1,071,703	2,093,110	1,838,003

Total operating expenses	3,107,205	3,557,031	6,662,729	6,541,921

Loss from operations	(3,453,288)	(2,587,388)	(6,416,896)	(4,973,974)
License fee income amortization	142,857	142,857	285,714	285,714
Interest income	152,779	63,859	295,473	125,239
Interest expense	(236,683)	—	(424,832)	—
Rental income	4,805	—	6,407	—
Loss on disposal of property and equipment	(12,353)	—	(13,268)	—
(Loss) Gain on sale of Celsion (Canada) Limited	(134,419)	—	1,011,923	—
Loss from investment in Celsion China, Ltd	(186,465)	(23,253)	(250,843)	(44,269)

Loss before income taxes	(3,722,767)	(2,403,925)	(5,506,322)	(4,607,290)
Income taxes	—	—	—	—

Net Loss	$(3,722,767)	$(2,403,925)	$(5,506,322)	$(4,607,290)

Net loss per common share (basic and diluted)	$(0.35)	$(0.22)	$(0.51)	$(0.43)

Weighted average shares outstanding (1)	10,733,156	10,726,547	10,730,193	10,732,390

(1)	Adjusted to reflect February 27, 2006 15:1 reverse stock split

See accompanying notes

CELSION CORPORATION

STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(5,506,322)	$(4,607,290)
Non-cash items included in net loss:
Depreciation and amortization	114,217	115,377
Amortization of deferred revenue-license fee income	(285,715)	(285,715)
Loss from investment in Celsion China, Ltd.	25,617	44,269
Common stock issued for operating expenses	34,225	86,257
Fair value of share based payments	631,009	—
Loss from disposal of property and equipment	13,268	—
Net changes in:
Accounts receivable-trade	683,114	(250,376)
Other receivables	(95,560)	70,998
Inventories	388,598	(1,748,288)
Prepaid expenses	65,181	58,944
Escrow account-license fee	(41,837)	(16,335)
Prepaid inventory development costs	—	30,764
Deposits	(18,497)	—
Accounts payable-trade	(732,810)	837,227
Other accrued liabilities	44,007	539,677
Accrued non-cash compensation	26,000	—
Accrued interest payable	423,281	—

Net cash used by operating activities	(4,232,224)	(5,124,491)

Cash flows from investing activities:
Purchase of short term investments	(8,000,000)	—
Sale of short term investments	7,500,000	5,050,000
Loans receivable	(553,398)	—
Note receivable	(1,048,416)	—
Loss on investment in Celsion China, Ltd.	(11,994)	—
Purchase of property and equipment	(179,951)	(43,436)

Net cash used by investing activities	(2,293,759)	(5,006,564)

Cash flows from financing activities:
Proceeds from loan payable	4,500,000	—
Purchase of Celsion common stock (treasury stock)	(2,396)	—

Net cash provided by financing activities	4,497,604	—

Net decrease in cash and cash equivalents	(2,028,379)	(117,927)
Cash and cash equivalents at beginning of period	2,313,430	1,233,816

Cash and cash equivalents at end of the period	$285,051	$1,115,889

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

For the Three and Six Months Ended June 30, 2006 and 2005

Note 1. Basis of Presentation

The accompanying unaudited condensed financial statements of Celsion Corporation (which we sometimes refer to as Celsion, the Company, we or us) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Note 2. Common Stock Outstanding and Per Share Information

For the three month and six month periods ended June 30, 2006 and June 30, 2005, per share data is based on the weighted average number of shares of common stock, par value $0.01 per share (Common Stock), outstanding during the respective periods. Outstanding warrants and options that can be converted into Common Stock are not included, as their effect is anti-dilutive. On February 27, 2006 the Company affected a 15:1 reverse stock split and the 2005 share data has been adjusted accordingly. The total number of outstanding warrants and options for the periods ended June 30, 2006 and June 30, 2005 were 2,248,597 and 1,848,857 respectively.

Note 3. New Accounting Pronouncements

In November 2004, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs. SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. The Company was required to adopt SFAS No. 151 beginning January 1, 2006. SFAS No. 151 has not had a material impact on the Company’s results of operations, financial position and cash flow.

On December 16, 2004 the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the determination of net income based on their fair values. The Company adopted SFAS 123(R) effective January 1, 2006.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” approach or (2) a “modified retrospective” approach. Under the modified prospective approach, compensation cost is recognized beginning with the effective date based on (a) the requirements of SFAS 123(R) for all share based payments granted after the effective date and (b) the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. The modified retrospective approach includes the requirements of the modified prospective approach, but also permits entities to restate, based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures, either all prior periods presented or prior interim periods of the year of adoption. The Company adopted the modified prospective approach. As permitted by SFAS 123, the Company accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method, and, as such, generally recognized no compensation cost for employee stock options in fiscal 2005. Accordingly, the adoption of the fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position.

The effects of the adoption of SFAS 123(R) on the Company’s results of operations and financial position are dependent upon a number of factors, including the number of employee stock options outstanding and unvested, the number of stock-based awards which may be granted in the future, the life and vesting features of stock-based awards which may be granted in the future, the future market value and volatility of the Company’s stock, movements in the risk free rate of interest, award exercise and forfeiture patterns, and the valuation model used to estimate the fair value of each award. In addition, the Company intends to utilize non-vested stock units as a component of its ongoing employee incentive-based compensation plan. These awards generally are recorded at fair value, equal to the quoted market price of the Company’s common stock on the date of issuance, and this amount is subsequently amortized ratably over the vesting period of the shares of non-vested stock held by the employee. The Company estimates the adoption of SFAS 123(R) will increase compensation expense in the range of $1.0 to $1.75 million for the year ending December 31, 2006, of which $1.0 million represents estimated compensation expense for options issued and outstanding at December 31, 2005 and the remainder represents estimated compensation expense for anticipated option issuances. The fair value accounting of stock options resulted in an expense for the quarter ended June 30, 2006 of $200,852 and $557,283 for the six months ended June 30, 2006.

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

2001 Stock Option Plan

The purpose of the 2001 Plan is to promote long-term growth and profitability of Celsion Corporation by providing key associates with incentives to improve stockholder value and to contribute to the growth and financial success of Celsion and to enable the company to attract, retain and reward the best available persons for positions of substantial responsibility. The 2001 Plan permitted the granting of stock options (including nonqualified stock options and incentive stock options qualifying under Section 422 of the Code) and stock appreciation rights or any combination of the foregoing. During the year that ended December 31, 2005, 38,920 options became available under the 2001 Plan and were rolled into the 2004 Stock Incentive Plan. During the quarter ended June 30, 2006, 5,779 became available under the 2001 Plan.

2004 Stock Incentive Plan

The purpose of the 2004 Plan is to promote the long-term growth and financial success of the Company and enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The 2004 Plan permits the granting of awards in the form of incentive stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, and performance awards, or in any combination of the foregoing. On June 30, 2006 options to purchase 453,236 shares were available from the 721,944 authorized under the 2004 Plan.

During the quarter ended March 31, 2006 the Company issued 48,223 shares of non-vested common stock at a market price of $4.08. Since the grant of non-vested common stock relates to future service, the total compensation expense of $196,799 will be recognized ratably over the service period. The expense recognized for the six months ended June 30, 2006 was $73,726.

Options Issued to Non-Employees for Services

The Company enters into agreements with consultants in which the consultants receive stock options in exchange for services. Generally, the terms of these plans require that the exercise price of the options may not be less than the fair market value of Celsion’s Common Stock on the date the options are granted. Options generally vest over various time frames or upon milestone accomplishments. Some vest immediately. Others vest over a period between one to five years. The Company’s options generally expire ten years from the date of the grant. There were no options granted to non-employees for the period ended June 30, 2006.

A summary of the Company’s Common Stock option activity and related information is as follows:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Outstanding at beginning of period	1,401,925	$8.37	1,276,793	$8.70
Granted	4,434	4.73	142,634	4.15
Exercised	—	—	—	—
Expired/cancelled	(87,483)	5.36	(100,551)	6.06

Outstanding at end of period	1,318,876	$8.56	1,318,876	$8.56

Exercisable at end of period	659,394	10.81	659,394	10.81

Available for grant at end of period	453,236	—	453,236	—

Following is additional information with respect to options outstanding at June 30, 2006:

Common Stock Options	Exercise Price from $3.75 to $6.00	Exercise Price from $6.01 to $9.60	Exercise Price from $9.61 to $13.80	Exercise Price from $13.81 to $22.50
Outstanding at June 30, 2006:
Number of options	583,460	350,320	225,536	159,560
Weighted average exercise price	$5.29	7.97	11.30	17.83
Weighted average remaining contractual life in years	9.03	6.75	5.71	2.81

Exercisable at June 30, 2006:
Number of options	18,280	292,231	218,657	130,226
Weighted average exercise price	$3.96	8.11	11.33	17.38
Weighted average remaining contractual life in years	3.02	6.43	5.65	2.00

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

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Risk-free interest rate	4.96%	4.30 to 4.96%
Dividend Yield	0.00%	0.00%
Expected volatility	83.00%	83.00%
Expected option life in years	6	6

The Company has long-term compensation plans that permit the granting of incentive awards in the form of stock options. Prior to fiscal 2006, the Company applied the intrinsic value method as outlined in the APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options granted. No compensation expense was recognized in the accompanying consolidated financial statements of earnings prior to fiscal 2006. The following table illustrates the effect on net income and earnings per share for periods presented prior to fiscal 2006, if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee plans.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss attributable to common stockholders, as reported	$(2,403,925)	$(4,607,290)
Adjust for total stock-based employee compensation expense determined using the fair value-based method for all awards	(165,941)	(373,664)

Pro forma net loss	$(2,569,866)	$(4,980,954)

Loss per share:
Basic–as reported	$(0.24)	$(0.46)

Basic–pro forma	$(0.24)	$(0.46)

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

Under the Stock Purchase Agreement, all of the capital stock of Canada was transferred to Dr. Cheung in exchange for a promissory note made by Dr. Cheung in favor of the Company in the principal amount of $1,500,000 to be paid over a period of up to 78 months and secured by a pledge of 100,536 shares of Celsion common stock owned by Dr. Cheung and his wife and the commitment of Canada to pay a 5 percent royalty on the net sales of certain products sold by and patent royalties received by Canada and its successors and assigns, of up to $18,500,000.

The terms of the note receivable only specify an interest charge in the event that scheduled payments are in arrears. The value of the $1,500,000 note was therefore discounted at the prime rate in effect January 16, 2006 (7.25%) plus 1.0%, or 8.25%, and the calculated net present value of $1,146,428 was recorded in the financial statements. During the three months ended June 30, 2006 Celsion adjusted the note reducing the net present value from $1,146,428 to $1,049,509 and recording a charge against net income of $96,919. This reduction reflects Dr. Cheung’s agreement to forgo a bonus payment due under his employment contract in respect of his employment for 2005. Interest for the six months ended June 30, 2006 was recorded in the amount of $38,907. The payment scheduled for June 30, 2006 was made through a $40,000 payment in the quarter with the remaining $10,000 being paid on July 11, 2006. The next scheduled payment is due June 30, 2008.

Note 6: Loans Receivable

In conjunction with the sale of Celsion (Canada) Limited, a Transition Services Agreement was entered into whereby Celsion is subleasing space in the Company’s offices for use by Canada to carry on its business, for a period of up to six (6) months from the date of the agreement; provide administrative support services as needed in the operation of Canada’s business for the period of the sublease and advance funds to pay salary and health and dental insurance of each of certain employees of Canada and, in addition, expenses reasonably incurred in connection with the operation of Canada’s business up to $100,000 for the shorter of the period ending June 30, 2006 and the date of closing by Canada of a transaction involving the merger of Canada into a newly created Canadian Capital Pool Company and a simultaneous funding through a private placement of shares under terms approved by the Toronto Stock Exchange (the “Canada Transaction”). Within ten days after the closing of the Canada Transaction, Canada will pay the Company all amounts due under the Transition Services Agreement. If Canada fails to close the Canada Transaction, Celsion has the right to sell the 100,536 shares of stock being held as collateral.

The Transition Services Agreement was amended on March 28, 2006 to advance Celsion (Canada) Limited an additional $200,000 to fund reasonable operating expenses. This additional advance is repayable under the same terms as the Transition Services Agreement However, in the event of default, Dr. Cheung will forgo payments due under a consulting agreement between Celsion Corporation and Dr. Cheung dated January 16, 2006. The accumulated balance advanced under the Transition Services Agreement at June 30, 2006 was $553,398.

Note 7. Investment in Celsion China, Ltd.

On December 15, 2003 the Company announced the formation a joint venture with Asia Pacific Life Science Group, Ltd., a group of Hong Kong-based investors, to develop our technologies and distribute our products in Greater China. Celsion acquired 45.65% of the equity of Celsion China Ltd for $200,000 on February 5, 2004.

On January 12, 2006 Celsion acquired a further 25.65% of the equity of Celsion China Ltd. from Asia Pacific Life Science Group, Ltd for $25,000 increasing Celsion’s total equity position to 71.3%.

An additional cash advance in the amount of $84,123 in form of a loan was made to Celsion China, Ltd. on January 27, 2006.

Celsion Corporation terminated its interest in Celsion China Ltd. on May 9, 2006, and has recorded the loan write-off, other receivable write-off and final dissolution expenses related to Celsion China, Ltd. as a loss on investment in Celsion China Ltd.

The financial records of Celsion China, Ltd. as of December 31, 2005 reflected the following:

December 31, 2005
Cash	$12,754
Inventory	62,500
Prepaid Insurance	6,000
Prepaid expense	17,439

Total current assets	98,693
Fixed assets, net	286

Total assets	$98,979

Due to Celsion Corporation	$68,605
Equity	442,216
Accumulated deficit	(411,842)

Total liabilities and equity	$98,979

Celsion accounted for its investment in Celsion China, Ltd. under the equity method through January 12, 2006. The investees’ functional currency is the Hong Kong Dollar. No foreign currency adjustment was necessary during the quarter. The loss from this unconsolidated investee at June 30, 2006 and June 30, 2005 can be recalculated as follows and is comprised of only general and administrative costs. Celsion China, Ltd. had no commercial sales from its inception through its termination on May 9, 2006.

	June 30, 2006		June 30, 2005
Period deficit	$(37,299)	Period deficit	$(50,939)
Ownership percentage	71.30%	Ownership percentage	45.65%

Loss recorded for the period	$(26,594)	Loss recorded for the period	$(23,253)

Period deficit as of 1/12/06	(9,912)
Write-off loan balance	(84,123)
Write-off other receivables	(9,552)
Dissolution expenses	(120,662)

Loss recorded for period	$(250,843)

Celsion Corporation’s balance sheet at December 31, 2005 reflects the investment in Celsion China in the account entitled “Investment in Celsion China, Ltd.,” the components of which are as follows:

December 31, 2005
Total cash investment	$200,000
Accumulated loss	(188,006)

Net investment carrying value	$11,994

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

Note 9. Inventory

Inventory is comprised of Prolieve Thermodilatation system control units, parts inventory and associated disposable treatment kits. Inventory is stated at the lower of cost or market. Inventory on hand at June 30, 2006 and December 31, 2005 was as follows:

	June 30, 2006	December 31, 2005
Components	$424,552	$535,253
Finished Goods	2,752,764	2,830,093

	3,177,316	3,365,346
Less: reserve	240,274	39,706

	$2,937,042	$3,325,640

The increase in inventory reserve is to estimate the value of disposable catheter kit components which may not be recoverable due to issues related to the voluntary “Class II” recall during the quarter ended June 30, 2006.

Note 10. Loan Payable

On August 8, 2005 we entered into a loan agreement with BSC whereby BSC will lend the Company up to $15 million. The loan, which has a term expiring on February 20, 2009 and bears interest at a rate of prime plus 1 percent, has been disbursed in three installments. The first installment, in the amount of $6 million, was disbursed on August 17, 2005. The second installment, in the amount of $4.5 million, was disbursed on February 2, 2006. The third installment, in the amount of $4.5 million, was disbursed on July 28, 2006.

Interest is due on the first to occur of:

(i)	February 20, 2009

(ii)	Upon repayment of the principal amount in full

(iii)	Upon BSC’s exercise of its option described in the footnotes, to purchase certain assets and technology

(iv)	On conversion of the principal amount plus accrued interest, if any, to shares of the Company’s common stock

The Company has the right to prepay the loan at any time without penalty.

The principal balance of this loan, together with then all unpaid and accrued interest, is due and payable in full on February 29, 2009. At June 30, 2006 the accrued and unpaid interest to date was $600,906.

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

Note 12. Contingencies

Purchase Commitment

Sanmina-SCI (“Sanmina”) and Celsion entered into a Medical Product Manufacturing Services Agreement on April 2, 2003 for the production of the Company’s Prolieve Thermodilatation control units. It is stipulated in this agreement that Celsion may from time to time require Sanmina to acquire component inventories in excess of current demand. Any such inventory of components purchased and held by Sanmina will be designated as “excess” inventory; Celsion is responsible to reimburse Sanmina for the delivered cost of those components. As of June 30, 2006 Celsion and Sanmina have valued the excess components at $229,033. In lieu of payment in full, Celsion, beginning October 1, 2005, is paying a 1.5% monthly inventory carrying charge. The amount paid in the six months ended June 30, 2006 was $26,830.

Legal Costs

On April 27, 2006 American Medical Systems, Inc. and AMS Research Corporation (together referred to as “AMS”) filed suit in the U.S. District Court for the District of Minnesota alleging infringement of two patents of AMS resulting from our manufacture, use and sale of the Prolieve Thermodilatation system. The suit is captioned American Medical Systems, Inc. and AMS Research Corporation vs. Celsion Corporation, Case no. 0:06-cv-01606-JMR-FLN. The complaint seeks injunctive relief against the alleged infringement, unspecified trebled damages, plaintiff costs, expenses and attorney fees. Celsion believes the suit is without merit and will defend its case vigorously.

Under the licensing agreement with Boston Scientific an escrow account was established during March 2004. The escrow is designed to provide available funds for payment in the event of any legal expenses, settlements, license fees, royalties, damages or judgments incurred by Celsion or Boston Scientific in connection with any patent litigation related to alleged infringement of third party patents occurring during the 36-month term of the escrow. The escrow is held in an interest-bearing account, with interest accruing for the benefit of Celsion, but subject to the escrow. All amounts held in the escrow account at the end of the term (March, 2007) are payable to Celsion. However, Celsion bears full responsibility for payment of claims in excess of available escrowed funds.

Legal expenses in the amount of $225,000 have been incurred for the quarter ended June 30, 2006. The Company intends to request disbursement of funds from the escrow account as legal costs are incurred in defense of the alleged patent infringement.

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

Overview

Celsion is a biotechnology company dedicated to furthering the development and commercialization of oncology drugs including tumor-targeting treatments using focused heat energy in combination with heat activated drug delivery. In 1989, we obtained premarketing approval (PMA) from the FDA to use our microwave-based Microfocus 1000 heat therapy system on surface and subsurface tumors in conjunction with radiation therapy. We marketed this system until 1995. From 1995 until early in 2004 we engaged in research and development of new treatment systems. On February 19, 2004, we obtained a PMA for our Prolieve Thermodilatation system for the treatment of Benign Prostatic Hyperplasia (BPH) and thereafter our marketing partner, Boston Scientific, commenced commercial sales of the Prolieve system. In addition, we are engaged in the development of treatment systems using a combination of heat and ThermoDoxTM, our proprietary heat activated liposomal encapsulation of doxorubicin, for the treatment of liver cancer and breast cancer.

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

From 1995 to 2004, we generated only minimal revenues and have funded our operations primarily through private placements of our equity securities. During 2004, following FDA premarketing approval of our Prolieve Thermodilatation system, we received a one-time licensing fee of $4 million under our agreement with Boston Scientific, the distributor of our Prolieve system. Since receipt of the PMA, sales of Prolieve products generated revenues of $17.5 million. Until such time as we are able to complete development and testing of, and gain necessary regulatory approvals for, one or more of our other products, sales of Prolieve products will represent our only source of revenue. We presently do not have any committed sources of financing. Therefore, we are reliant on revenues from the sale of our Prolieve products and from funds generated through the sale of our securities to fund our ongoing operations.

The Prolieve system consists of a microwave generator and conductors, along with a computer and computer software programs that control the focusing and application of heat (control units), plus a specially designed, single-use catheter kit. We expect to continue to generate revenues from sales of control units and catheter kits to Boston Scientific. Under our agreement with Boston Scientific, we are entitled to receive our costs plus 50% of the “profit” for each control unit—measured as the difference between our costs and Boston Scientific’s selling price (determined in accordance with the agreement) for each control unit—and 50% of the revenue generated by Boston Scientific from the sale of catheter kits, for which Celsion bears the cost of goods sold. During the introduction of the Prolieve system, we anticipate that sales of both control units and catheter kits will increase. However, over time we expect that sales will level off.

Our principal costs consist of:

•	Cost of sales, relating to the production and sale of Prolieve control units and catheter kits, which are being marketed by Boston Scientific under a seven-year agreement (expiring in 2011)

•	Research and development costs related to ThermoDox and Prolieve

•	Corporate overhead

Our research and development activities, pre-clinical tests and clinical trials, and the manufacturing, marketing and labeling of each of our products are subject to extensive regulation by the FDA. We may not bring to market any product in the U.S. without approval, in the form of a premarketing approval from the FDA. We received such premarketing approval for our Prolieve system on February 19, 2004. We are currently conducting basic research and development activities, pursuing prototype products through clinical testing and regulatory approval. Our ultimate objective is to commercialize those products to generate a return on investment for our stockholders through one of several means including:

•	Selling products directly to end users

•	Selling products through a distributor (as is the case with its Prolieve products)

•	Licensing the technology to third parties and generating income through royalties and milestone payments

During the quarter ended June 30, 2006, Celsion conducted a voluntary “Class II” recall related to its disposable catheter kit in order to correct a manufacturing issue that could cause the catheter to fail to reach operating pressure during a treatment. An investigation by the Company of the new catheter kit manufacturer revealed issues in the manufacturing process and in one of the components that resulted in the performance failure. The Company has since corrected both issues and filed a supplement with the FDA to approve the change in the manufacturing process. A Class II recall is a situation in which use of the product in question may cause temporary or medically reversible adverse health consequences or where the probability of serious adverse health consequences is remote.

Recent Events

As of August 1, 2006 the Company had enrolled 17 patients in its ThermoDox/RFA liver cancer Phase I study. Celsion is conducting the study in collaboration with the National Institutes of Health (“NIH”) and Queen Mary’s Hospital, Hong Kong, and is aggressively recruiting patients eligible for enrollment in the study both at the NIH and Queen Mary’s Hospital. The Company believes this study is very close to determining the dose which causes dose-limiting toxicity according to the protocol.

Celsion has provided a research grant in the amount of $500,000 to Duke University and will provide clinical supplies of ThermoDox to support a Phase I, open label study of the safety and pharmacokinetics in Recurrent Chest Wall Breast Cancer (RCW) patients. To date, Duke has enrolled and initiated treatment in three patients.

Results of Operations

Comparison of Three Months Ended June 30, 2006 and Three Months Ended June 30, 2005

	Actual Results Three Months Ended June 30,		Change
	2006	2005	Dollars	Percent
Sales	$305,790	$2,896,350	(2,590,560)	(90)
Cost of sales	651,873	1,926,707	(1,274,834)	(66)

Gross margin (loss)	(346,083)	969,643	(1,315,726)	(136)
Operating expenses:
Research and development	2,087,125	2,485,328	(398,203)	(16)
General and administrative	1,020,080	1,071,703	(51,623)	(5)

Total operating expenses	3,107,205	3,557,031	(449,826)	(13)

Loss from operations	$(3,453,288)	$(2,587,388)	(865,900)	(33)

Interest income (expense), net	$(83,904)	$63,859	(147,763)	(231)

Other income (expense), net	$(185,575)	$119,604	(305,179)	(256)

Net (Loss)	$(3,722,767)	$(2,403,925)	(1,318,842)	(55)

Net sales for the quarter ended June 30, 2006 were $305,790, a decrease of $2,590,560 or 90%, compared to $2,896,350 in the quarter ended June 30, 2005. Product sales consist of sales of our Prolieve products and are comprised of two elements – sales of control units and sales of disposable catheter kits, all to our exclusive distributor, Boston Scientific Corporation. The decrease in revenues during the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005, was the result of an interruption in the supply of product caused by a product recall due to manufacturing defects arising during the manufacturing process during the transition to a new supplier of our disposable Prolieve catheter kit.

The cause of the manufacturing defect has been identified and corrective actions, including filing a supplement requesting FDA approval of the changes in the manufacturing process, implemented. Production has been resumed in anticipation of FDA approval and the company expects to resume shipments immediately upon receipt of FDA approval.

The gross margin for the quarter ended June 30, 2006 was a loss of $346,083 compared to a profit of $969,643 in the comparable quarter ended June 30, 2005 as a result of a reduction in sales caused by an interruption in supply and the costs incurred in scrapping returned and recalled product that did not meet product specifications.

The decrease of $398,203 (16%) in research and development expense during the second quarter of 2006 in comparison to the quarter ended June 30, 2005 was due to a number of factors including:

•	Non-recurrence of a termination fee payable in the second quarter of 2005 in connection with migration of manufacturing of catheter kits to a new supplier ($350,000)

•	Non-recurrence of costs associated with our breast cancer treatment device and heat activated gene technology which have since been discontinued ($165,000)

•	A reduction in consulting support and development costs for the Prolieve system ($213,000)

These decreases were offset by:

•	Stock option expense resulting from the Company’s adoption of SFAS 123(R) ($53,000)

•	Increased clinical trial costs ($158,000)

•	Additional regulatory and quality assurance consulting support ($105,000)

•	Patent related legal costs ($91,000)

The $51,623 (5%) decrease in general and administrative expense during the quarter ended June 30, 2006 compared to the comparable period during 2005 was attributable primarily to non recurrence of staff related costs incurred in the second quarter of 2005 ($310,000).

This decrease was offset by:

•	Stock option expense resulting from the Company’s adoption of SFAS 123(R) ($142,000)

•	Legal costs incurred as a result of outsourcing legal services ($57,000)

The net decrease of $449,826 in operating expenditures during the quarter ended June 30, 2006 when compared to the quarter ended June 30, 2005, as discussed above, combined with a reduction in the gross profit generated from the sale of Prolieve products during the most recent quarter, resulted in an increase in the loss from operations for the three-month period ended June 30, 2006 of $865,900 or 33%, to $3,453,288 from $2,587,388 in the comparable period during the prior fiscal year.

Net interest in the quarter ended June 30, 2006 was an expense of $83,904 compared to income of $63,859 for the quarter ended June 30, 2005. This change was due to funding the business with a loan from Boston Scientific which closed on August 8, 2005.

Other expense for the quarter ended June 30, 2006 was $185,575 compared to income of $119,604 for the quarter ended June 30, 2005 a change of $305,179 due to costs incurred in discontinued operations.

The net loss for the quarter ended June 30, 2006 was $3,722,767 compared to $2,403,925 for the quarter ended June 30, 2005 increased by $1,318,842 principally due to the gross margin impact of the lower revenues.

Comparison of Six Months Ended June 30, 2006 and Six Months Ended June 30, 2005

	Actual Results Six Months Ended June 30,		Change
	2006	2005	Dollars	Percent
Sales	$2,652,209	$4,766,503	(2,114,294)	(44)
Cost of sales	2,406,376	3,198,556	(792,180)	(25)

Gross margin	245,833	1,567,947	(1,322,114)	(84)
Operating expenses:
Research and development	4,569,619	4,703,918	(134,299)	(3)
General and administrative	2,093,110	1,838,003	255,107	14

Total operating expenses	6,662,729	6,541,921	120,808	2

Loss from operations	$(6,416,896)	$4,973,974)	(1,442,922)	(29)

Interest income (expense), net	$(129,359)	$125,239	(254,598)	(203)

Other income (expense), net	$1,039,933	$241,445	798,488	331

Net (Loss)	$(5,506,322)	$(4,607,290)	(899,032)	(20)

Net sales for the six months ended June 30, 2006 were $2,652,209, a decrease of $2,114,294 or 44%, compared to $4,766,503 in the six months ended June 30, 2005. Product sales consist of sales of our Prolieve products and are comprised of two elements – sales of control units and sales of disposable catheter kits, all to our exclusive distributor, Boston Scientific Corporation. The decrease in revenues in the period was the result of an interruption in the supply of product caused by a product recall due to manufacturing defects caused by a change in the manufacturing process during the transition to a new supplier of our disposable Prolieve catheter kit.

The gross margin for the six months ended June 30, 2006 decreased by $1,322,114 to $245,833 compared to $1,567,947 in the comparable six month period ended June 30, 2005 due to the reduction in sales caused by the interruption in supply and the costs incurred in scrapping the returned and recalled product that did not meet product specifications.

The decrease of $134,299 (3%) in research and development expense during the six months ended June 30, 2006 compared to the quarter ended June 30, 2005 was due primarily to a number of factors including:

•	Non-recurrence of a termination fee payable in the second quarter of 2005 in connection with migration of manufacturing of catheter kits to a new supplier ($350,000)

•	Non-recurrence of costs associated with our breast cancer treatment device and heat activated gene technology which have since been discontinued ($505,000)

•	A reduction in consulting support and development costs for the Prolieve system ($213,000)

These decreases were offset by:

•	Stock option expense resulting from the Company’s adoption of SFAS 123(R) ($260,000)

•	Increased clinical trial costs ($278,000)

•	Additional regulatory and quality assurance consulting support ($306,000)

•	Patent related legal costs ($91,000)

•	Production of a single vial Full Scale Good Manufacturing Practice (GMP) batch of ThermoDox ($56,000)

The $255,107 (14%) increase in general and administrative expense during the six months ended June 30, 2006 as compared to the comparable period during 2005 was attributable to:

•	Stock option expense resulting from the Company’s adoption of SFAS 123(R) ($289,000)

•	Consulting costs ($45,000)

•	Timing of director’s compensation ($80,000)

•	Legal costs incurred as a result of outsourcing legal services ($57,000)

These increases were offset by a reduction in staffing and related costs ($198,000).

The net increase of $120,808 in operating expenditures during the six months ended June 30, 2006 when compared to the six months ended June 30, 2006, as discussed above, combined with the reduction in gross profit generated from the sale of Prolieve products during the most recent quarter, resulted in an increase in the loss from operations for the six month period ended June 30, 2006 of $1,442,992 or 29%, to $6,416,896 from $4,973,974 in the comparable period during the prior fiscal year.

Net interest in the six months ended June 30, 2006 was an expense of $129,359 compared to income of $125,239 for the six months ended June 30, 2005. This change was due to funding the business with a loan from Boston Scientific which closed on August 8, 2005.

Other income for the six months ended June 30, 2006 was $1,039,933 compared to $241,445 for the six months ended June 30, 2005 an increase of $798,488 principally due to a gain of $1,011,923 on the sale of the stock of Celsion (Canada) Limited on January 16, 2006.

The net loss for the six months ended June 30, 2006 was $5,506,322 compared to $4,607,290 for the six months ended June 30, 2005, an increase of $899,032, principally due to the gross margin impact of the lower sales which was partially offset by the gain on the sale of Celsion (Canada) Limited.

Financial Condition, Liquidity and Capital Resources

Celsion’s core business activity is the development of products to treat cancer and other diseases and to commercialize those products to generate a return on investment for its stockholders through one of several means including:

•	Selling products directly to end users

•	Selling product through a distributor (as is the case with its Prolieve products)

•	Licensing its technology to third parties and generating income through royalties and milestone payments

•	Outright sale of a technology directly or, ultimately, though the sale of the entire Company

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

Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of $88,408,906 at June 30, 2006. We have incurred negative cash flows from operations since our inception and have funded our operations primarily through the sale of equity securities. As of June 30, 2006, we had total current assets of $12,376,382, including cash and short term investments of $6,785,051, compared with current liabilities of $3,219,495, resulting in a working capital surplus of $9,156,887. As of December 31, 2005 we had $8,313,430 in cash and short term investments and total current assets of $12,841,104 compared with current liabilities of $3,885,463, which resulted in working capital of $8,955,641 at the fiscal year end.

Net cash used in the Company’s operating activities for the six months ended June 30, 2006 was $4,232,224 compared to $5,124,491 for the six months ending June 30, 2005. This net cash requirement was funded from cash on hand at the beginning of the year, together with the second $4.5 million installment of a loan from Boston Scientific. Under the loan agreement, which was effective on August 8, 2005, Boston Scientific has agreed to lend the Company up to $15 million, disbursed in three installments. The first installment, in the amount of $6 million, was disbursed on August 17, 2005. The second installment of $4.5 million was disbursed on February 6, 2006 and the third installment of $4.5 million was disbursed on July 28, 2006. The loan, which has a term expiring on February 20, 2009 and bears interest at a rate of prime plus 1 percent, due on the first to occur of:

•	February 20, 2009

•	Upon repayment of the principal amount and accrued interest in full

•	Upon Boston Scientific’s exercise of its option, described below, to purchase certain assets and technology

•	On conversion of the principal amount plus accrued interest, if any, to shares of Company common stock

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

In the six months ended June 30, 2006 total assets and total liabilities and shareholder equity decreased by $868,719 to $15,040,722 compared to $15,909,441 at December 31, 2005. The decrease was due to:

•	Accounts receivable decreased by $683,114 due to the lower sales during the quarter ended June 30, 2006

•	Cash and cash equivalents and short term investments decreased by $1,528,379 as detailed in the statement of cash flows

•	Inventories decreased by $388,598 due to a decrease in component inventory as a result of discontinuation of a catheter kit supplier and an increasing the inventory reserve also related to the change in suppliers

The decreases were offset by:

•	An increase of $553,398 in loans receivable principally related to the sale of Celsion Canada Ltd.

•	A note receivable of $1,038,416 representing Dr. Cheung, our former CEO’s obligations relative to purchase of the stock of Celsion Canada Ltd.

The decrease in total liabilities and stockholder equity was due to:

•	A decrease in accounts payable trade of $732,810 principally due to the production shut down in the quarter ended June 30, 2006

•	An increase in the accumulated deficit of $5,506,322 reflecting the net loss for the period ended June 30, 2006

These decreases were offset by:

•	The impact of stock related costs of $641,141 recorded as a result of the adoption of FAS 123(R)

•	Accrued interest payable on the loan from Boston Scientific increased in the six months ended June 30, 2006 by $423,281.

•	On February 6, 2006 Boston Scientific disbursed the second $4.5 million installment of a $15 million loan increasing the amount the loan payable by $4.5 million to $10.5 million.

Additionally, the escrow account license fee balance was reclassified from other assets to current assets due to the expiration of the 36 month escrow period set for March, 2007. Costs of $225,000 have been accrued during the quarter ended June 30, 2006 which will be disbursed from the escrow account during the third quarter of 2006.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Our loan from Boston Scientific Corporation bears interest at a variable rate; therefore changes in prevailing interest rates would impact the amount owed under such loans. A one percentage point fluctuation in interest rates would not have a material impact.

Item 4. Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2006, which is the end of the period covered by this report, our disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934 as amended that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On April 27, 2006 American Medical Systems, Inc. and AMS Research Corporation (together referred to as “AMS”) filed suit in the U.S. District Court for the District of Minnesota alleging infringement of two patents of AMS resulting from our manufacture, use and sale of the Prolieve Thermodilatation system. The suit is captioned American Medical Systems, Inc. and AMS Research Corporation vs. Celsion Corporation, Case no. 0:06-cv-01606-JMR-FLN. The complaint seeks injunctive relief against the alleged infringement, unspecified trebled damages, plaintiff costs, expenses and attorney fees. Celsion believes the suit is without merit and will defend its case vigorously.

There has not been any material developments in the legal proceedings during the quarter ended June 30, 2006.

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

If AMEX does not accept our proposed plan to comply with AMEX’s continued listing standards or we fail to meet continuing listing standards, our Common Stock may be delisted, which would be likely to have a material adverse effect on the price of our common stock.

On June 15, 2006, we received a letter from the American Stock Exchange (“AMEX”) notifying us that, based on our Quarterly Report on Form 10-Q for the period ended March 31, 2006, we are not in compliance with the continued listing standards set forth in the AMEX Company Guide in that our shareholder’s equity is less than $4,000,000 and we had losses from continuing operations and/or net losses in three of our four most recent fiscal years and that shareholder’s equity was less than $6,000,000 and losses from continuing operations and/or net losses were incurred in the last five fiscal years. At the request of AMEX, on July 13, 2006, we submitted a plan advising AMEX of actions, we have taken, and will take, to bring us into compliance with the continued listing standards within a maximum of 18 months from June 14, 2006.

The Listings Qualifications Department of AMEX is currently evaluating our plan to determine whether it reasonably demonstrates our ability to regain compliance with the continued listing standards within 18 months. If AMEX accepts our plan, we may be able to continue our listing during the plan period, provided that we make progress consistent with our plan and comply with other applicable AMEX listing qualifications. If we fail to submit a satisfactory plan or fail to make progress consistent with a plan accepted by the AMEX, AMEX may initiate delisting procedures. During the plan period we would be subject to periodic review to determine whether we are making progress consistent with the plan. The failure to maintain listing of our common stock on AMEX would be likely to have a material adverse effect on the market and the market price for our common stock.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 23, 2006, the Company held its Annual Meeting of Stockholders (Annual Meeting). At the Annual Meeting, the stockholders voted to elect Drs. Lawrence Olanoff and Gary Pace to the Board of Directors, to serve as Class II directors, for a term of three years, until the Company’s annual meeting of stockholders in 2009 and until their successors are elected and shall have qualified. The results of the voting on this matter were as follows:

Nominee	For	Withhold
Dr. Lawrence Olanoff	8,804,947	150,977
Dr. Gary Pace	8,799,547	156,377

The term of the Class III Directors—Drs. Max E. Link and Kris Venkat—will expire with the election and qualification of directors at the annual meeting of stockholders in 2007. The term of the Class I Director Mr. Gregory Weaver will expire with the election and qualification of directors at the annual meeting of stockholders in 2008.

At the Annual Meeting, the stockholders also voted to authorize the Board of Directors to change the name of the Company to Oncothera Pharmaceuticals, Inc. The results of voting on this matter were as follows:

Votes For	8,760,328
Votes Against	179,571
Abstentions and Non-Votes	16,023

The stockholders voted to ratify the appointment of Stegman & Company as the Company’s Independent Public Accounting Firm for the fiscal year ending December 31, 2006. The results of the voting on this matter were as follows:

Votes For	8,874,454
Votes Against	51,240
Abstentions and Non-Votes	30,228

The stockholders voted to grant the proxy holders discretionary authority to vote to adjourn or postpone the annual meeting in order to permit solicitation of additional proxies. The results of the voting on this matter were as follows:

Votes For	8,631,066
Votes Against	289,764
Abstentions and Non-Votes	35,092

Item 6. Exhibits.

11	Statement Re. Computation of Earnings Per Share. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2006

CELSION CORPORATION
Registrant

By:	/s/ Lawrence S. Olanoff
Lawrence S. Olanoff
President and Chief Executive Officer

By:	/s/ Anthony P. Deasey
Anthony P. Deasey
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)