Form 10-Q
period 2006-09-30
CELSION CORP
filed 2006-11-08
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 8, 2006 the Registrant had outstanding 10,785,658 shares of Common Stock, $.01 par value.

EXHIBITS

10.1	Form of Restricted Stock Agreement for Celsion Corporation 2004 Stock Incentive Plan (Filed herewith)

10.2	Form of Stock Option Grant Agreement for Celsion Corporation 2004 Stock Incentive Plan (Filed herewith)

11	Statement Re: Computation of Earnings Per Share (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements and Notes.

CELSION CORPORATION

BALANCE SHEETS

September 30, 2006 and December 31, 2005

ASSETS

	September 30, 2006	December 31, 2005
	(unaudited)
Current assets:
Cash and cash equivalents	$1,872,878	$2,313,430
Short term investments	8,500,000	6,000,000
Account receivable-trade	868,222	715,714
Other receivables	7,771	49,799
Inventories	3,045,469	3,325,640
Prepaid expenses	308,723	436,521
Escrow account-license fee	1,983,516	—

Total current assets	16,586,579	12,841,104

Property and equipment-at cost:
Furniture and office equipment	185,878	182,171
Computer hardware and software	317,390	304,522
Laboratory, shop and production equipment	750,763	656,676
Leasehold improvements	132,148	132,148

	1,386,179	1,275,517
Less accumulated depreciation	820,626	704,662

Net value of property and equipment	565,553	570,855

Other assets:
Investment in Celsion China, Ltd.	—	11,994
Loan receivable	571,200	—
Note receivable-long term portion	1,038,416	—
Accrued interest receivable	21,595	—
Escrow account-license fee	—	2,053,153
Deposits	459,192	432,335
Patent Licensing Fee	75,000	—

Total other assets	2,165,403	2,497,482

Total assets	$19,317,535	$15,909,441

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

	September 30, 2006	December 31, 2005
	(unaudited)
Current liabilities:
Accounts payable-trade	$1,623,827	$1,996,159
Other accrued liabilities	1,293,827	1,317,876
Accrued non-cash compensation	18,750	—
Current portion of deferred revenue	571,428	571,428

Total current liabilities	3,507,832	3,885,463

Long term liabilities:
Deferred revenue-license fee	1,952,381	2,380,953
Loan payable	15,000,000	6,000,000
Accrued interest payable	923,115	177,625
Other liabilities	34,531	29,773

Total long term liabilities	17,910,027	8,588,351

Total liabilities	21,417,859	12,473,814

Stockholders’ (deficit) equity:

Common Stock $0.01 par value: 250,000,000 shares authorized, 10,737,304 and 10,725,091 shares issued and outstanding, at September 30, 2006 and December 31, 2005, respectively (1)	107,373	107,251
Additional paid-in capital	86,262,182	86,220,828
Additional paid-in capital, share based payments	812,013	—
Additional paid-in capital, non-vested common stock	120,556	10,132
Treasury stock	(2,396)	—
Accumulated deficit	(89,400,052)	(82,902,584)

Total stockholders’ (deficit) equity	(2,100,324)	3,435,627

Total liabilities and stockholders’ (deficit) equity	$19,317,535	$15,909,441

(1)	Adjusted to reflect February 27, 2006 15:1 reverse stock split

See accompanying notes

CELSION CORPORATION

STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Sales	$4,153,132	$3,205,829	$7,164,022	$7,972,332
Returns and Allowances	30,224	—	388,905	—

Net sales	4,122,908	3,205,829	6,775,117	7,972,332
Cost of sales	1,903,144	2,186,640	4,309,519	5,385,196

Gross margin	2,219,764	1,019,189	2,465,598	2,587,136
Operating expenses:
Research and development	2,337,269	2,293,562	6,906,888	6,997,480
General and administrative	849,745	810,244	2,942,855	2,648,247

Total operating expenses	3,187,014	3,103,806	9,849,743	9,645,727

Loss from operations	(967,250)	(2,084,617)	(7,384,145)	(7,058,591)
License fee income amortization	142,857	142,857	428,571	428,571
Interest income	154,776	65,838	450,248	191,077
Interest expense	(322,208)	(55,611)	(747,040)	(55,611)
Rental income	—	—	6,407	—
Gain (Loss) on disposal of property and equipment	677	—	(12,589)	—
(Loss) Gain on sale of Celsion (Canada) Limited	—	—	1,011,923	—
Loss from investment in Celsion China, Ltd	—	(22,332)	(250,843)	(66,601)

Loss before income taxes	(991,148)	(1,953,865)	(6,497,468)	(6,561,155)
Income taxes	—	—	—	—

Net Loss	$(991,148)	$(1,953,865)	$(6,497,468)	$(6,561,155)

Net loss per common share (basic and diluted)	$(0.09)	$(0.18)	$(0.61)	$(0.61)

Weighted average shares outstanding (1)	10,737,222	10,709,323	10,728,100	10,724,530

(1)	Adjusted to reflect February 27, 2006 15:1 reverse stock split

See accompanying notes

CELSION CORPORATION

STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(6,497,468)	$(6,561,155)
Non-cash items included in net loss:
Depreciation and amortization	173,054	172,509
Amortization of deferred revenue-license fee income	(428,572)	(428,572)
Gain on sale of Celsion (Canada) Ltd.	(1,011,923)	—
Loss from investment in Celsion China, Ltd.	27,017	66,601
Common stock issued for operating expenses	41,476	86,257
Fair value of share based payments	922,437	—
Loss from disposal of property and equipment	12,589	1,088
Net changes in:
Accounts receivable-trade	(152,508)	(159,900)
Other receivables	42,028	67,299
Inventories	280,171	(1,806,463)
Prepaid expenses	127,798	169,298
Accrued interest receivable	(21,595)	—
Escrow account-license fee	69,637	(29,267)
Prepaid inventory development costs	—	40,764
Deposits	(26,857)	—
Patent Licensing Fee	(75,000)	—
Accounts payable-trade	(372,332)	803,244
Other accrued liabilities	(19,291)	371,554
Accrued non-cash compensation	18,750	—
Accrued interest payable	745,490	55,458

Net cash used by operating activities	(6,145,099)	(7,151,285)

Cash flows from investing activities:
Purchase of short term investments	(12,000,000)	(3,000,000)
Sale of short term investments	9,500,000	6,550,000
Issuance of loan receivable	(571,200)	—
Note receivable closing costs	(37,586)	—
Collections on note receivable	11,093	—
Loss on investment in Celsion China, Ltd.	(11,994)	—
Purchase of property and equipment	(183,370)	(77,878)

Net cash (used) provided by investing activities	(3,293,057)	3,472,122

Cash flows from financing activities:
Proceeds from loan payable	9,000,000	6,000,000
Purchase of Celsion common stock (treasury stock)	(2,396)	—

Net cash provided by financing activities	8,997,604	6,000,000

Net (decrease) increase in cash and cash equivalents	(440,552)	2,320,837
Cash and cash equivalents at beginning of period	2,313,430	1,233,816

Cash and cash equivalents at end of the period	$1,872,878	$3,554,653

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

For the Three and Nine Months Ended September 30, 2006 and 2005

Note 1. Basis of Presentation

The accompanying unaudited condensed financial statements of Celsion Corporation (which we sometimes refer to as Celsion, the Company, we, us or our) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Note 2. Common Stock Outstanding and Per Share Information

For the three month and nine month periods ended September 30, 2006 and September 30, 2005, per share data is based on the weighted average number of shares of common stock, par value $0.01 per share (Common Stock), outstanding during the respective periods. Outstanding warrants and options that can be converted into Common Stock and non-vested common stock are not included, as their effect is anti-dilutive. On February 27, 2006 the Company affected a 15:1 reverse stock split and the 2005 share data has been adjusted accordingly. The total number of outstanding warrants and options for the periods ended September 30, 2006 and September 30, 2005 were 2,230,114 and 2,282,190 respectively. The number of outstanding non-vested common stock for the periods ended September 30, 2006 and September 30, 2005 were 45,854 and none respectively.

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

The effects of the adoption of SFAS 123(R) on the Company’s results of operations and financial position are dependent upon a number of factors, including the number of employee stock options outstanding and unvested, the number of stock-based awards which may be granted in the future, the life and vesting features of stock-based awards which may be granted in the future, the future market value and volatility of the Company’s stock, movements in the risk free rate of interest, award exercise and forfeiture patterns, and the valuation model used to estimate the fair value of each award. In addition, the Company intends to utilize non-vested stock units as a component of its ongoing employee incentive-based compensation plan. These awards generally are recorded at fair value, equal to the quoted market price of the Company’s common stock on the date of issuance, and this amount is subsequently amortized ratably over the vesting period of the shares of non-vested stock held by the employee. The Company estimates the adoption of SFAS 123(R) will increase compensation expense in the range of $1.0 to $1.75 million for the year ending December 31, 2006, of which $1.0 million represents estimated compensation expense for options issued and outstanding at December 31, 2005 and the remainder represents estimated compensation expense for anticipated option issuances. The fair value accounting of stock options resulted in an expense for the quarter ended September 30, 2006 of $254,730 and $812,013 for the nine months ended September 30, 2006.

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

Note 4. Fair Value Accounting for Stock Plans

Employee Stock Options

The Company has long-term compensation plans that permit the granting of incentive awards in the form of stock options. Generally, the terms of these plans require that the exercise price of the options may not be less than the fair market value of Celsion’s Common Stock on the date the options are granted. Options generally vest over various time frames or upon milestone accomplishments. Some vest immediately. Others vest over a period between one and five years. The options generally expire ten years from the date of the grant.

2001 Stock Option Plan

The purpose of the 2001 Plan is to promote long-term growth and profitability of Celsion Corporation by providing key associates with incentives to improve stockholder value and to contribute to the growth and financial success of Celsion and to enable the company to attract, retain and reward the best available persons for positions of substantial responsibility. The 2001 Plan permitted the granting of stock options

(including nonqualified stock options and incentive stock options qualifying under Section 422 of the Internal Revenue Code) and stock appreciation rights or any combination of the foregoing. During the year that ended December 31, 2005, 38,920 options were canceled or expired. During the quarter and nine months ended September 30, 2006, 15,557 and 21,336 options were canceled or expired, respectively. All canceled and expired options under the 2001 Plan become available for issue under the 2004 Plan.

2004 Stock Incentive Plan

The purpose of the 2004 Plan is to promote the long-term growth and financial success of the Company and enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The 2004 Plan permits the granting of awards in the form of incentive stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, and performance awards, or in any combination of the foregoing. On September 30, 2006 options to purchase 471,185 shares were available from the 737,501 authorized under the 2004 Plan.

During the quarter ended March 31, 2006 the Company issued 48,223 shares of non-vested common stock at a market price of $4.08. Since the grant of non-vested common stock relates to future service, the total compensation expense of $196,799 will be recognized ratably over the service period. Since the initial issue some 2,369 share have been cancelled leaving a balance of 45,854 shares. The expense recognized for the nine months ended September 30, 2006 was $110,424.

Options Issued to Non-Employees for Services

The Company enters into agreements with consultants in which the consultants receive stock options in exchange for services. Generally, the terms of these plans require that the exercise price of the options may not be less than the fair market value of Celsion’s Common Stock on the date the options are granted. Options generally vest over various time frames or upon milestone accomplishments. Some vest immediately. Others vest over a period between one and five years. The options generally expire ten years from the date of the grant. There were no options granted to non-employees for the period ended September 30, 2006.

A summary of the Company’s Common Stock option activity and related information is as follows:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Outstanding at beginning of period (1)	1,318,876	$8.56	1,276,793	$8.70
Granted	6,500	2.45	149,134	4.08
Exercised	—	—	—	—
Expired/cancelled	(24,449)	13.75	(125,000)	7.57

Outstanding at end of period	1,300,927	$8.41	1,300,927	$8.41
Exercisable at end of period	750,396	10.05	750,396	10.05

Available for grant at end of period	471,185	—	471,185	—

(1)	The options outstanding and weighted average exercise price has been adjusted to reflect February 27, 2006 15:1 reverse stock split.

Following is additional information with respect to options outstanding at September 30, 2006:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Risk-free interest rate	4.76 to 4.81%	4.30 to 4.96%
Dividend Yield	0%	0%
Expected volatility	83%	83%
Expected option life in years	6	6

Common Stock Options	Exercise Price from $2.18 to $6.00	Exercise Price from $6.01 to $9.60	Exercise Price from $9.61 to $13.80	Exercise Price from $13.81 to $22.50
Outstanding at September 30, 2006:
Number of options	589,960	341,428	218,868	150,671
Weighted average exercise price	$5.26	7.99	11.27	17.63
Weighted average remaining contractual life in years	8.74	6.45	5.47	2.28

Exercisable at September 30, 2006:
Number of options	126,614	289,761	212,684	121,337
Weighted average exercise price	$5.44	8.11	11.31	17.23
Weighted average remaining contractual life in years	7.96	6.14	5.42	1.34

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss attributable to common stockholders, as reported	$(1,953,865)	$(6,561,155)
Adjust for total stock-based employee compensation expense determined using the fair value-based method for all awards	(273,160)	(646,824)

Pro forma net loss	$(2,227,025)	$(7,207,979)

Loss per share:
Basic–as reported	$(0.18)	$(0.61)

Basic–pro forma	$(0.21)	$(0.67)

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Risk free interest rate	3.88 to 4.34%	3.88 to 4.42%
Dividend yield	0%	0%
Expected volatility	87%	87 to 89%
Expected option life in years	6	6

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

The terms of the note receivable only specify an interest charge in the event that scheduled payments are in arrears. The value of the $1,500,000 note was therefore discounted at the prime rate in effect January 16, 2006 (7.25%) plus 1.0%, or 8.25%, and the calculated net present value of $1,146,428 was recorded in the financial statements. During the three months ended June 30, 2006 Celsion adjusted the note reducing the net present value from $1,146,428 to $1,049,509 and recording a charge against net income of $96,919. This reduction reflects Dr. Cheung’s agreement to forgo a bonus payment due under his employment contract in respect to his employment for 2005. Interest for the nine months ended September 30, 2006 was recorded in the amount of $60,502. The next scheduled payment is due June 30, 2008 with additional payments due every six months thereafter through December 31, 2010.

Note 6: Loan Receivable

In conjunction with the sale of Celsion (Canada) Limited, a Transition Services Agreement was entered into whereby Celsion sublet space in the Company’s offices for use by Canada to carry on its business, for a period of up to six (6) months from the date of the agreement; provided administrative support services as needed in the operation of Canada’s business for the period of the sublease and advanced funds to pay salary and health and dental insurance of each of certain employees of Canada and, in addition, expenses reasonably incurred in connection with the operation of Canada’s business up to $100,000 for the shorter of the period ending June 30, 2006 or the date of closing by Canada of a transaction involving the merger of Canada into a newly created Canadian Capital Pool Company and a simultaneous funding through a private placement of shares under terms approved by the Toronto Stock Exchange (the “Canada Transaction”). The Canada Transaction did not close by June 30, 2006. Based on discussions with Canada management, Celsion management established that diligent efforts were being made by Canada management to close the Canada Transaction on a timely basis and agreed to extend the due date for repayment of the loan to the earlier of the closing of the Canada Transaction or December 31. 2006. Within ten days after the closing of the Canada Transaction, Canada will pay the Company all amounts due under the Transition Services Agreement. If Canada fails to close the Canada Transaction, Celsion has the right to sell the 100,536 shares of stock being held as collateral.

The Transition Services Agreement was amended on March 28, 2006 to advance Celsion (Canada) Limited an additional $200,000 to fund reasonable operating expenses. This additional advance is repayable under the same terms as the Transition Services Agreement. However, in the event of default, Dr. Cheung will forgo payments due under a consulting agreement between Celsion Corporation and Dr. Cheung dated January 16, 2006. The cumulative balance advanced under the Transition Services Agreement, as amended, at September 30, 2006 was $571,200.

Note 7. Investment in Celsion China, Ltd.

On December 15, 2003 the Company announced the formation of a joint venture with Asia Pacific Life Science Group, Ltd., a group of Hong Kong-based investors, to develop our technologies and distribute our products in Greater China. Celsion acquired 45.65% of the equity of Celsion China Ltd for $200,000 on February 5, 2004.

On January 12, 2006 Celsion acquired a further 25.65% of the equity of Celsion China Ltd. from Asia Pacific Life Science Group, Ltd for $25,000 increasing Celsion’s total equity position to 71.3%.

An additional cash advance in the amount of $84,123 in the form of a loan was made to Celsion China, Ltd. on January 27, 2006.

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

Note 9. Inventory

Inventory is comprised of Prolieve Thermodilatation system control units, parts inventory and associated disposable treatment kits. Inventory is stated at the lower of cost or market. Inventory on hand at September 30, 2006 and December 31, 2005 was as follows:

	September 30, 2006	December 31, 2005
Components	$61,247	$535,253
Finished Goods	3,013,947	2,830,093

	3,075,194	3,365,346
Less: reserve	29,725	39,706

	$3,045,469	$3,325,640

Note 10. Loan Payable

On August 8, 2005 we entered into a loan agreement with BSC whereby BSC will lend the Company up to $15 million. The loan, which has a term expiring on February 20, 2009 and bears interest at a rate of prime plus 1 percent, has been disbursed in three installments. The first installment, in the amount of $6 million, was disbursed on August 17, 2005. The second installment, in the amount of $4.5 million, was disbursed on February 2, 2006. The third installment, in the amount of $4.5 million, was disbursed on July 28, 2006. Interest is due on the first to occur of:

(i)	February 20, 2009;

(ii)	upon repayment of the principal amount in full;

(iii)	upon BSC’s exercise of its option described in the footnotes, to purchase certain assets and technology; or

(iv)	on conversion of the principal amount plus accrued interest, if any, to shares of the Company’s common stock.

The Company has the right to prepay the loan at any time without penalty.

The principal balance of this loan, together with all accrued and unpaid interest, is due and payable in full on February 29, 2009. At September 30, 2006 the accrued and unpaid interest to date was $923,115.

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

Note 12. Contingencies

Purchase Commitment

Sanmina-SCI (“Sanmina”) and Celsion entered into a Medical Product Manufacturing Services Agreement on April 2, 2003 for the production of the Company’s Prolieve Thermodilatation control units. It is stipulated in this agreement that Celsion may from time to time require Sanmina to acquire component inventories in excess of current demand. Any such inventory of components purchased and held by Sanmina will be designated as “excess” inventory; Celsion is responsible to reimburse Sanmina for the delivered cost of those components. As of September 30, 2006 Celsion and Sanmina have valued the excess components at $255,418. In lieu of payment in full, Celsion, beginning October 1, 2005, is paying a 1.5% monthly inventory carrying charge. The amount paid in the nine months ended September 30, 2006 was $38,690.

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

On September 1, 2006 AMS amended the compliant alleging that Prolieve infringes two additional AMS patents.

The U.S. District Court for the District of Minnesota dismissed the patent infringement lawsuit filed by AMS against Celsion Corporation for lack of personal jurisdiction on September 27, 2006. A new suit was filed on September 28, 2006 against Celsion by AMS in the U.S. District Court for the District of Delaware, where both companies are incorporated, alleging that Celsion’s Prolieve Thermodilatation System infringes the patents previously asserted in the Minnesota suit.

Under the licensing agreement with Boston Scientific an escrow account was established during March 2004. The escrow is designed to provide available funds for payment in the event of any legal expenses, settlements, license fees, royalties, damages or judgments incurred by Celsion or Boston Scientific in connection with any patent litigation related to alleged infringement of third party patents occurring during the 36-month term of the escrow. The escrow is held in an interest-bearing account, with interest accruing for the benefit of Celsion, but subject to the escrow. All amounts held in the escrow account at the end of the term (March 2007) are payable to Celsion. However, Celsion bears full responsibility for payment of claims in excess of available escrowed funds.

Legal expenses in the amount of $543,365 have been incurred for the nine months ended September 30, 2006. The Company and Boston Scientific have requested and received disbursements in the amount of $115,108 and $20,865, respectively. Celsion intends to request disbursement for additional costs, as they become due.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements and terms such as “expect”, “anticipate”, “estimate”, “plan”, “believe” and words of similar import regarding the Company’s expectations as to the development and effectiveness of its technologies, the potential demand for our products, and other aspects of our present and future business operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, readers should specifically consider the various factors contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 including, without limitation: the impact of potentially significant expenses to defend the AMS patent infringement lawsuit described in Part II, Item 1 of this Quarterly Report; the possibility that our common stock could be delisted from The American Stock Exchange as a result of the failure to comply with applicable listing standards; unforeseen changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing, capital structure, and other financial items; changes in approaches to medical treatment; introduction of new products by others; possible acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, competitors and regulatory authorities. These and other risks and uncertainties could cause actual results to differ materially from those indicated by such forward-looking statements, including those set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

Overview

Celsion is a biotechnology company dedicated to furthering the development and commercialization of oncology drugs including tumor-targeting treatments using focused heat energy in combination with heat activated drug delivery. In 1989, we obtained premarketing approval (PMA) from the FDA to use our microwave-based Microfocus 1000 heat therapy system on surface and subsurface tumors in conjunction with radiation therapy. We marketed this system until 1995. From 1995 until early in 2004 we engaged in research and development of new treatment systems. On February 19, 2004, we obtained a PMA for our Prolieve Thermodilatation system for the treatment of Benign Prostatic Hyperplasia (BPH) and thereafter our marketing partner, Boston Scientific, commenced commercial sales of the Prolieve system. In addition, we are engaged in the development of treatment systems using a combination of heat and ThermoDoxTM , our proprietary heat activated liposomal encapsulation of doxorubicin, for the treatment of liver cancer and breast cancer.

Development pipeline

Our pipeline presently consists of the following products, in the indicated stages of development:

Product	Status
• Prolieve Thermodilatation system for the treatment of BPH	We received premarketing approval (PMA) for the Prolieve system from the FDA on February 19, 2004. Since that time, we have been commercializing the Prolieve system through Boston Scientific. Boston Scientific has an option to purchase the Prolieve assets (expiring February 2009) for $60 million.

• ThermoDox (Doxorubicin-encapsulated thermo-liposome) plus heat for the treatment of cancer	We are conducting a Phase I clinical trial in collaboration with the National Institutes of Health and Queen Mary’s Hospital in Hong Kong using ThermoDox in conjunction with radio frequency ablation (RFA) in the treatment of liver cancer. We are also sponsoring the conduct of an investigator initiated Phase I study of the use of ThermoDox for the treatment of recurrent chest wall (RCW) breast cancer.

We anticipate that, in the near term (up to 12 months), the source of our revenues will be from sales of our Prolieve® system and related disposables. In the longer term (beyond 12 months), we expect to seek to develop new revenue streams from our current work with Duke University in targeted drug delivery systems. We anticipate that revenues will come from the licensing of these technologies to pharmaceutical manufacturers and from eventual sales to major institutional health care providers who would employ these technologies to deliver drug regimens throughout the body or from the sale of one or more of these technologies.

From 1995 to 2004, we generated only minimal revenues and have funded our operations primarily through private placements of our equity securities. During 2004, following FDA premarketing approval of our Prolieve Thermodilatation system, we received a one-time licensing fee of $4 million under our agreement with Boston Scientific, the distributor of our Prolieve system. Since receipt of the PMA, in February, 2004 sales of Prolieve products generated revenues to us of $21.6 million. Until such time as we are able to complete development and testing of, and gain necessary regulatory approvals for, one or more of our other products, sales of Prolieve products will represent our only source of revenue. We presently do not have any committed sources of financing. Therefore, we are reliant on revenues from the sale of our Prolieve products and from funds generated through the sale of our securities to fund our ongoing operations.

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

Our principal costs consist of:

•	cost of sales, relating to the production and sale of Prolieve control units and catheter kits, which are being marketed by Boston Scientific under a seven-year agreement (expiring in 2011);

•	research and development costs related to ThermoDox and Prolieve; and

•	corporate overhead.

Our research and development activities, pre-clinical tests and clinical trials, and the manufacturing, marketing and labeling of each of our products are subject to extensive regulation by the FDA. We may not bring to market any product in the U.S. without approval, in the form of a premarketing approval from the FDA. We received such premarketing approval for our Prolieve system on February 19, 2004. We are currently conducting basic research and development activities, pursuing prototype products through clinical testing and regulatory approval. Our ultimate objective is to commercialize those products to generate a return on investment for our stockholders through one of several means including:

•	selling products directly to end users;

•	selling products through a distributor (as is the case with our Prolieve products); and

•	licensing the technology to third parties and generating income through royalties and milestone payments.

During the quarter ended June 30, 2006, Celsion conducted a voluntary “Class II” recall related to its disposable catheter kit in order to correct a manufacturing issue that could cause the catheter to fail to reach operating pressure during a treatment. An investigation by the Company of the new catheter kit manufacturer revealed issues in the manufacturing process and in one of the components that resulted in the performance failure. The Company has since corrected both issues and filed a supplement with the FDA to approve the change in the manufacturing process. A Class II recall is a situation in which use of the product in question may cause temporary or medically reversible adverse health consequences or where the probability of serious adverse health consequences is remote. Shipments of disposable catheter kits began again in August 2006.

Recent Events

On September 7, 2006 Lawrence Olanoff, M.D, Ph.D., President and Chief Executive Officer, tendered his resignation effective October 6, 2006. Anthony P. Deasey, Celsion’s Executive Vice President, Chief Operating Officer and Chief Financial Officer was named Interim President and Chief Executive Officer of Celsion during the transitional period while a permanent Chief Executive Officer is recruited.

Gary W. Pace, Ph.D. and Kris Venkat, Ph.D., members of Celsion’s Board of Directors, will actively assist executive management during the transition period. Both Drs. Pace and Venkat have extensive pharmaceutical development and business expertise to contribute to this effort. As part of the goal of establishing a separate oncology drug development business, and advancing the current drug development program, William Hahne, M.D., who was Vice President Clinical and Medical Affairs, was promoted to the newly established position of Vice President of Research and Development. Anthony P. Deasey also assumed the position of President of the Prolieve Division.

As of October 16, 2006 the Company had enrolled 21 patients in its ThermoDox/RFA liver cancer Phase I study. Celsion is conducting the study in collaboration with the National Institutes of Health (“NIH”) and Queen Mary’s Hospital, Hong Kong, and is aggressively recruiting patients eligible for enrollment in the study both at the NIH and Queen Mary’s Hospital. The Company believes this study is close to determining the dose which triggers dose-limiting toxicity as defined in the protocol.

Celsion has provided a research grant in the amount of $500,000 to Duke University and is providing clinical supplies of ThermoDox to support a Phase I, open label study of the safety and pharmacokinetics in Recurrent Chest Wall Breast Cancer patients. To date, Duke has enrolled and initiated treatment in six patients.

Results of Operations

Comparison of Three Months Ended September 30, 2006 and Three Months Ended September 30, 2005

	Actual Results Three Months Ended September 30,		Change
	2006	2005	Dollars	Percent
Net Sales	$4,122,908	$3,205,829	917,079	29
Cost of sales	1,903,144	2,186,640	(283,496)	(13)

Gross margin	2,219,764	1,019,189	1,200,575	118

Operating expenses:
Research and development	2,337,269	2,293,562	43,707	2
General and administrative	849,745	810,244	39,501	5

Total operating expenses	3,187,014	3,103,806	83,208	3

Loss from operations	$(967,250)	$(2,084,617)	(1,117,367)	(54)

Interest income (expense), net	$(167,432)	$10,227	(177,659)	(1,737)

Other income, net	$143,534	$120,525	23,009	19

Net Loss	$(991,148)	$(1,953,865)	(962,717)	(49)

Net sales for the quarter ended September 30, 2006 were $4,122,908, an increase of $917,079 or (29%), compared to $3,205,829 in the quarter ended September 30, 2005. Product sales consist of sales of our Prolieve products and are comprised of two elements – sales of control units and sales of disposable catheter kits, all to our exclusive distributor, Boston Scientific Corporation. The increase in revenues during the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005, was the result of continued sales growth of the Prolieve product and was achieved despite the fact that the Company was unable to ship product during the period July 1, 2006 to August 10, 2006, as a result of a product recall. Sales in the quarter were positively affected by the impact of sales to Boston Scientific required to re-build its warehouse inventory.

The gross margin for the quarter ended September 30, 2006 was $2,219,764 or (53.9%) of sales compared to $1,019,189 or (31.8%) of sales for the quarter ended September 30, 2005. The increase in gross margin percentage is the result of a cost reduction due to transfer of the production of the disposable Prolieve catheter kit to a new supplier.

The increase of $43,707 or (2%) in research and development expense during the quarter compared to the quarter ended September 30, 2005 was due to a number of factors including:

•	stock option expense resulting from the Company’s adoption of SFAS 123(R) ($131,000);

•	clinical trial costs and animal studies ($26,000); and

•	patent infringement lawsuit costs ($326,000).

These increases were offset by:

•	a reduction in consulting support and development costs for the Prolieve system ($140,000);

•	a reduction in staff ($186,000); and

•	reduction in liposome manufacturing costs ($114,000).

The $39,501 or (5%) increase in general and administrative expense during the quarter ended September 30, 2006 compared to the comparable period during 2005 was due to a number of factors including:

•	stock option expense resulting from the Company’s adoption of SFAS 123(R) ($190,000);

•	increase of director fees ($21,000);

•	increased general consulting expenses ($85,000); and

•	increased investor relation expenses ($29,000).

These increases were offset by:

•	a reduction in legal expenses (unrelated to patent infringement lawsuit) ($147,000);

•	a reduction in bad debt expenses ($62,000);

•	a reduction in salaries ($60,000); and

•	timing of Delaware Franchise taxes ($16,000).

The increase in the gross profit generated from the sale of Prolieve products ($1,200,575), offset by an increase in operating expenses of $83,208, resulted in a decrease in the loss from operations for the three-month period ended September 30, 2006 of $1,117,367 or 54%, to $967,250 from $2,084,617 in the comparable period during the prior fiscal year.

Net interest in the quarter ended September 30, 2006 was an expense of $167,432 compared to income of $10,227 for the quarter ended September 30, 2005. This change was due to funding the business with a loan from Boston Scientific which closed on August 8, 2005.

Other income for the quarter ended September 30, 2006 was $143,534 compared to $120,525 for the quarter ended September 30, 2005, an increase of $23,009, primarily due to non-recurrence of a loss in 2005 on the investment in Celsion China Ltd.

The net loss for the quarter ended September 30, 2006 was $991,148 compared to $1,953,865 for the quarter ended September 30, 2005 a decrease of $962,717 principally due to the increase in gross margin.

Comparison of Nine Months Ended September 30, 2006 and Nine Months Ended September 30, 2005

	Actual Results Nine Months Ended September 30,		Change
	2006	2005	Dollars	Percent
Net Sales	$6,775,117	$7,972,332	(1,197,215)	(15)
Cost of sales	4,309,519	5,385,196	(1,075,677)	(20)

Gross margin	2,465,598	2,587,136	(121,538)	(5)

Operating expenses:
Research and development	6,906,888	6,997,480	(90,592)	(1)
General and administrative	2,942,855	2,648,247	294,608	11

Total operating expenses	9,849,743	9,645,727	(204,016)	(2)

Loss from operations	$(7,384,145)	$(7,058,591)	325,554	5

Interest income (expense), net	$(296,792)	$135,466	(432,258)	(319)

Other income, net	$1,183,469	$361,970	821,499	227

Net Loss	$(6,497,468)	$(6,561,155)	(63,687)	(1)

Net sales for the nine months ended September 30, 2006 were $6,775,117, a decrease of $1,197,215 or (15%), compared to $7,972,332 for the nine months ended September 30, 2005. Product sales consist of sales of our Prolieve products and are comprised of two elements – sales of control units and sales of disposable catheter kits, all to our exclusive distributor, Boston Scientific Corporation. The decrease in revenues in the period was principally due to an interruption in the supply of product caused by a product recall due to manufacturing defects occurring during a change in the manufacturing process due to the transition to a new supplier of our disposable Prolieve catheter kit.

The gross margin for the nine months ended September 30, 2006 was $2,465,598 or (36.4%) compared to $2,587,136 or (32.5%) of sales for the nine months ended September 30, 2005. Year to date gross margin as a percentage of sales is lower than the current quarter gross margin due to costs incurred in scrapping returned and recalled product.

The decrease of $90,592, or (1%) in research and development expense during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was due primarily to a number of factors including:

•	non-recurrence of a termination fee payable in the second quarter of 2005 in connection with migration of manufacturing of catheter kits to a new supplier ($350,000);

•	non-recurrence of costs associated with our breast cancer treatment device and heat activated gene technology which have since been discontinued ($422,000);

•	a reduction in consulting support and development costs for the Prolieve system ($610,000); and

•	patent related legal costs ($264,000).

These decreases were offset by:

•	stock option expense resulting from the Company’s adoption of SFAS 123(R) ($391,000);

•	increased clinical trial costs ($260,000);

•	additional regulatory and quality assurance consulting support ($365,000); and

•	patent infringement lawsuit costs ($543,000).

The $294,608 or (11%) increase in general and administrative expense during the nine months ended September 30, 2006 as compared to the comparable period during 2005 was attributable to a number of factors including:

•	stock option expense resulting from the Company’s adoption of SFAS 123(R) ($479,000);

•	consulting costs ($130,000);

•	timing of director’s compensation ($101,000); and

•	legal costs incurred as a result of outsourcing legal services ($57,000).

These increases were offset by:

•	reduction in staffing and related costs ($258,000);

•	reduction in legal expense (unrelated to patent infringement lawsuit) ($147,000); and

•	bad debt expense related to Celsion China ($62,000).

The net increase of $204,016 in operating expenditures during the nine months ended September 30, 2006 when compared to the nine months ended September 30, 2005, combined with the charges associated with the product recall, resulted in an increase in the loss from operations for the nine month period ended September 30, 2006 of $325,554 or 5%, to $7,384,145 from $7,058,591 in the comparable period during the prior fiscal year.

Net interest in the nine months ended September 30, 2006 was an expense of $296,792 compared to income of $135,466 for the nine months ended September 30, 2005. This change was due to funding the business with a loan from Boston Scientific which closed on August 8, 2005.

Other income for the nine months ended September 30, 2006 was $1,183,469 compared to $361,970 for the nine months ended September 30, 2005, an increase of $821,499 principally due to a gain of $1,011,923 on the sale of the stock of Celsion (Canada) Limited on January 16, 2006.

The net loss for the nine months ended September 30, 2006 was $6,497,468 compared to $6,561,155 for the nine months ended September 30, 2005, a decrease of $63,687 principally due to the gain on the sale of Celsion (Canada) Limited offset by the increased interest expense on the Boston Scientific loan and costs associated with the product recall.

Financial Condition, Liquidity and Capital Resources

Celsion’s core business activity is the development of products to treat cancer and other diseases and to commercialize those products to generate a return on investment for its stockholders through one of several means including:

•	selling products directly to end users;

•	selling product through a distributor (as is the case with its Prolieve products);

•	licensing its technology to third parties and generating income through royalties and milestone payments; and

•	outright sale of a technology directly or, ultimately, though the sale of the entire Company.

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

Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of $89,400,052 at September 30, 2006. We have incurred negative cash flows from operations since our inception and have funded our operations primarily through the sale of equity securities. As of September 30, 2006, we had total current assets of $16,586,579, including cash and short term investments of $10,372,878, compared with current liabilities of $3,507,832, resulting in a working capital surplus of $13,078,747. As of December 31, 2005 we had $8,313,430 in cash and short term investments and total current assets of $12,841,104 compared with current liabilities of $3,885,463, which resulted in working capital of $8,955,641 at the fiscal year end.

Net cash used in the Company’s operating activities for the nine months ended September 30, 2006 was $6,145,099 compared to $7,151,285 for the nine months ending September 30, 2005. This net cash requirement was funded from cash on hand at the beginning of the year, together with the second and third installments of a loan from Boston Scientific totaling $9 million. Under the loan agreement, which was effective on August 8, 2005, Boston Scientific agreed to lend the Company up to $15 million, disbursed in three installments. The first installment, in the amount of $6 million, was disbursed on August 17, 2005. The second installment of $4.5 million was disbursed on February 2, 2006 and the third installment of $4.5 million was disbursed on July 28, 2006. The loan, which has a term expiring on February 20, 2009 and bears interest at a rate of prime plus 1 percent is due on the first to occur of:

•	February 20, 2009;

•	upon repayment of the principal amount and accrued interest in full;

•	upon Boston Scientific’s exercise of its option, described below, to purchase certain assets and technology; or

•	on conversion of the principal amount plus accrued interest, if any, to shares of Company common stock.

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

In the nine months ended September 30, 2006 total assets and total liabilities and shareholder equity increased by $3,408,094 to $19,317,535 compared to $15,909,441 at December 31, 2005. The increase was due to a number of factors including:

•	an increase in accounts receivable of $152,508 due to the higher sales during the quarter ended September 30, 2006;

•	an increase in cash and cash equivalents and short term investments of $2,059,448 as detailed in the statement of cash flows;

•	an increase of $571,200 in loans receivable related to the sale of Celsion Canada Ltd.; and

•	a note receivable of $1,038,416 representing the obligations of Dr. Cheung, our former CEO, relative to the purchase of the stock of Celsion (Canada) Ltd.

The increases were offset by:

•	a decrease in inventories of $280,171 due to a decrease in component inventory as a result of discontinuation of a catheter kit supplier and an increase in the inventory reserve also related to the change in suppliers.

The increase in total liabilities and stockholder equity was due to a number of factors including:

•	the impact of stock related costs of $922,437 recorded as a result of the adoption of FAS 123(R);

•	an increase in accrued interest payable of $745,490 on the loan from Boston Scientific in the nine months ended September 30, 2006; and

•	the disbursement, on February 6, 2006, by Boston Scientific of the second and on July 28, 2006 the third installment, each of $4.5 million, increasing the amount of the loan payable by $9.0 million to $15.0 million.

These increases were offset by:

•	a decrease in accounts payable trade and other accrued liabilities of $372,332;

•	an increase in the accumulated deficit of $6,497,468 reflecting the net loss for the nine months ended September 30, 2006; and

•	a decrease of $428,572 in the deferred revenue – license fee for amortization for the nine months ending September 30, 2006.

Additionally, the escrow account license fee balance was reclassified from other assets to current assets due to the expiration of the 36 month escrow period set for March, 2007. Costs of $135,973 have been disbursed from the escrow account during the quarter ended September 30, 2006.

For fiscal year 2006, we expect to expend approximately $10,000,000 to commercialize our Prolieve system and for clinical testing of liver cancer and breast cancer treatment systems, as well as for corporate overhead, all of which we expect to fund from funds on hand and revenues anticipated from the sale of our Prolieve system and related disposables. The foregoing is an estimate, based upon assumptions as to the scheduling of institutional clinical research and testing personnel, the timing of clinical trials and other factors, not all of which are fully predictable.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Our loan from Boston Scientific Corporation bears interest at a variable rate; therefore changes in prevailing interest rates would impact the amount owed under such loans. A one percentage point fluctuation in interest rates would not have a material impact.

Item 4. Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2006, which is the end of the period covered by this report, our disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed in our Current Report on Form 8-K filed with the SEC on May 3, 2006, and on Quarterly Report on Form 10-Q filed with the SEC on May 11, 2006, on April 27, 2006 American Medical Systems, Inc. and AMS Research Corporation (together referred to as “AMS”) filed suit in the U.S. District Court for the District of Minnesota alleging infringement of two patents of AMS resulting from our manufacture, use and sale of the Prolieve Thermodilatation system. The suit is captioned American Medical Systems, Inc. and AMS Research Corporation vs. Celsion Corporation, Case no. 0:06-cv-01606-JMR-FLN. The complaint seeks injunctive relief against the alleged infringement, unspecified trebled damages, plaintiff costs, expenses and attorney fees. Celsion believes the suit is without merit and will defend its case vigorously.

On September 1, 2006 AMS amended the compliant alleging that Prolieve infringes two additional AMS patents.

On September 27, 2006, the U.S. District Court for the District of Minnesota dismissed the patent infringement lawsuit filed by American Medical Systems, Inc. (AMS) against us for lack of personal jurisdiction. On September 28, 2006, AMS filed a new suit against us in the U.S. District Court for the District of Delaware, where both companies are incorporated (case no. CA-06-606 (SLR)), alleging that our Prolieve Thermodilation System infringes the patents previously asserted in the Minnesota suit. The complaint seeks injunctive relief against alleged infringement, unspecified trebled damages, plaintiff costs, expenses and attorney fees.

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

If we fail to regain compliance with AMEX’s continued listing standards, our Common Stock may be delisted, which would be likely to have a material adverse effect on the price of our common stock.

On June 15, 2006, we received a letter from the American Stock Exchange (“AMEX”) notifying us that, based on our Quarterly Report on Form 10-Q for the period ended March 31, 2006, we are not in compliance with the continued listing standards set forth in the AMEX Company Guide in that our shareholder’s equity is less than $4,000,000 and we had losses from continuing operations and/or net losses in three of our four most recent fiscal years and that shareholders’ equity was less than $6,000,000 and losses from continuing operations and/or net losses were incurred in the last five fiscal years. At the request of AMEX, on July 13, 2006, we submitted a plan advising AMEX of actions we have taken, and will take, to bring us into compliance with the continued listing standards within a maximum of 18 months from June 14, 2006.

On August 31, 2006, we received a letter from AMEX notifying us that based upon a review of our Quarterly Report on Form 10-Q for the period ended June 30, 2006, we are not in compliance with an additional continued listing standard in that our shareholders’ equity is less than $2,000,000 and we had losses from continuing operations and/or net losses in two of our three most recent fiscal years. AMEX also notified us on August 31, 2006 that it has accepted our plan of compliance and that our plan makes a reasonable demonstration of our ability to regain compliance with the continued listing standards. In connection with the acceptance of our plan, AMEX has granted us an extension until December 14, 2007 to regain compliance with the continued listing standards. AMEX will allow us to maintain our AMEX listing through the plan period, subject to periodic review of our progress by the AMEX staff. If we are not in compliance with the continued listing standards or do not make progress consistent with our plan during the plan period, AMEX may then initiate delisting proceedings. The failure to maintain listing of our Common Stock on AMEX would be likely to have a material adverse effect on the market and the market price for our Common Stock.

Item 6. Exhibits.

10.1	Form of Restricted Stock Agreement for Celsion Corporation 2004 Stock Incentive Plan (Filed herewith)

10.2	Form of Stock Option Grant Agreement for Celsion Corporation 2004 Stock Incentive Plan (Filed herewith)

11	Statement Re: Computation of Earnings Per Share (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 8, 2006

CELSION CORPORATION
Registrant

By:	/s/ Anthony P. Deasey
Anthony P. Deasey
Chief Executive Officer, Chief Operating Officer and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	Form of Restricted Stock Agreement for Celsion Corporation 2004 Stock Incentive Plan (Filed herewith)

10.2	Form of Stock Option Grant Agreement for Celsion Corporation 2004 Stock Incentive Plan (Filed herewith)

11	Statement Re: Computation of Earnings Per Share (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)