Form 10-K
period 2006-12-31
CELSION CORP
filed 2007-03-27
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

As of March 23, 2007, 10,827,643 shares of the Registrant’s Common Stock were issued and outstanding.

As of June 30, 2006, the aggregate market value of voting common stock held by non-affiliates of the Registrant was approximately $26,837,000 based on the closing price for the Registrant’s Common Stock on that date as quoted on The American Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement in connection with its 2007 Annual Meeting of Stockholders, which is expected to be held on June 13, 2007, are incorporated by reference into Part III hereof, as indicated herein.

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

GENERAL

Founded in 1982 as Cheung Laboratories, with a vision of using thermotherapy to treat cancer and other diseases, Celsion Corporation (“Celsion” or the “Company” or “we”) is a biotechnology company. The Company initially focused research efforts on the treatment of breast cancer. Celsion’s core business activity is the development of products to treat cancer and other diseases and to commercialize those products to generate a return on investment for its stockholders through one of several means including (a) selling products directly to end users; (b) selling products through a distributor (as is the case with its Prolieve product); and (c) licensing its technology to third parties and generating income through royalties and milestone payments.

In 2001, the Company narrowed its focus and concentrated its resources on commercializing a second generation treatment system for Benign Prostatic Hyperplasia (BPH) with the ultimate goal of using the funds generated from that product to develop cancer treatment drugs based on a heat activated liposome technology licensed from Duke University.

The Prolieve Thermodilatation system for the treatment of BPH was approved by the Food and Drug Administration (“FDA”) in 2004 and is being marketed by Celsion’s exclusive distributor Boston Scientific Corporation (“Boston Scientific”, “BSC”) Boston Scientific also has a five year (expiring in February 2009) option to purchase the Prolieve assets and technology for $60 million. The funds generated to date from sales of Prolieve have been used in the development of the Company’s first drug, ThermoDox. Celsion is currently engaged in three Phase I, dose escalation studies, in the treatment of primary liver cancer and in the treatment of recurrent chest wall breast cancer.

In 2005, the Company made a strategic decision to discontinue the development of new thermotherapy devices and has since disposed of its device development business. In November 2005, the Company reached an agreement to sell its heat activated gene technology to TCT, Inc, and in January 2006, the Company sold its breast cancer treatment device to its founder and former Chief Executive Officer, Dr. Augustine Cheung.

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

Our principal offices are located at 10220-L Old Columbia Road, Columbia, Maryland and our telephone numbers are (410) 290-5490 and (800) 262-0394. The Company’s website id www.celsion.com

The Company makes available free of charge through its website, www.celsion.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. In addition, copies of our annual report on Form 10-K will be made available free of charge upon written request. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file periodic and other reports electronically with the Securities and Exchange Commission. The address of that site is www.sec.gov. The material on our website is not a part of this Annual Report on Form 10-K.

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

In 1999, Celsion obtained an exclusive commercialization license from Duke University to this proprietary heat-sensitive liposome technology for the delivery of a wide range of drugs. In partnership with Duke University, Celsion has encapsulated doxorubicin, an approved and frequently used cancer drug, in its investigational heat-activated liposome product, ThermoDox. Celsion intends to use various available focused-heat technologies to provide localized heating of tumors to trigger the release of doxorubicin from ThermoDox after intravenous administration. As these liposomes circulate within the tumor tissue and tumor vasculature, the locally applied heat causes the rapid release of doxorubicin within the targeted tumor. Celsion believes that this approach can deliver greater concentrations of drug directly to the tumor, while having the potential to improve conventional chemotherapy.

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

Liver Cancer Overview

Primary liver cancer (hepatocellular carcinoma or HCC) is one of the most common and deadliest forms of cancer worldwide. It is estimated that up to 90% of liver cancer patients will die within five years of diagnosis. There are approximately 20,000 new cases per year of HCC in the U.S. With the inclusion of liver metastases from other cancers (e.g. colon, lung, breast, etc) the total number of cases of liver cancer in the U.S. increases significantly.

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

Liver Cancer Phase I Trial

A Phase I single dose escalation study is underway which is investigating ThermoDox in combination with RFA for the treatment of liver cancer. The study is currently being performed at the National Cancer Institute (NCI), which is part of the National Institutes of Health (NIH) and Queen Mary’s Hospital in Hong Kong. The Company treated its first patient on February 14, 2005, and expects to complete treatment of all patients in the Phase I study by the middle of 2007. The Company is currently working with the FDA to finalize plans for a Phase III study for the treatment of primary liver cancer which it hopes to initiate in late 2007.

In February 2007, the Company initiated a Phase I dose escalation study designed to investigate simplification of the current RFA/ThermoDox treatment regimen including a single vial formulation of ThermoDox and reducing the pre-treatment prophylactic dosing. The study also allows multiple dosing in liver cancer patients. The study is currently being performed at the Cleveland Clinic Foundation and at North Shore Long Island Jewish Health System. The first patient in this study was treated during February 2007. This study is not expected to impact the timing of the Phase III liver study discussed above[CC1].

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

As in the liver cancer program, we are using a commercially available thermotherapy device to activate ThermoDox at the desired target site. In the case of RCW tumors, the heat source will be a microwave thermotherapy device which is designed to heat the target tissue to a temperature adequate to activate ThermoDox but not ablate the tissue as with RFA.

Breast Cancer Phase I Trial

Celsion has provided a research grant to Duke University and will provide clinical supplies of ThermoDox to support a Phase I multiple dose, open label study of the safety and pharmacokinetics in RCW patients. Duke enrolled the first patient in May 2006 and expects to complete enrollment in the study by the third quarter of 2007.

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

The procedure is eligible for Medicare/Medicaid and insurance reimbursement averaging $3,600. The market for minimally invasive procedures is currently approximately $75 million and growing rapidly. Management believes the potential for Prolieve could be greater than $125 million.

As mentioned above, Celsion has granted Boston Scientific exclusive marketing rights to the Prolieve Thermodilatation System. In addition, Celsion has also granted Boston Scientific the option to purchase the assets and technology relating to Prolieve for a period of five years from its launch (February 2004) for a price of $60 million. Boston Scientific has also loaned Celsion $15,000,000 ($16,277,698 including accrued interest at December 31, 2006), which can be applied against the option purchase price for the Prolieve Thermodilatation System.

Marketing, Distribution and Supply

Celsion markets the Prolieve system through an exclusive Distribution Agreement with Boston Scientific Corporation, pursuant to which Celsion granted Boston Scientific exclusive rights to market and distribute Prolieve and its component parts for the treatment of BPH. Under the terms of this agreement Boston Scientific markets and distributes Prolieve in the United States and has a license to market and distribute the product worldwide, with the exception of Greater China, Mexico and Central and South America. Boston Scientific, through its urology sales force, launched the product in the United States in February 2004 targeting urology practices throughout the country. Trial of the system is generated through the placement of control units in physician’s offices for an evaluation period at the end of which the physician either acquires the machine or returns it to Boston Scientific. Since approval in February 2004, Prolieve has been sold exclusively in the United States generating revenues of approximately $11,251,000, $12,320,000 and $2,506,000 in the years ended December 31, 2006, 2005 and 2004, respectively.

Under the terms of the Distribution Agreement, Celsion is responsible for supplying control units and disposables to Boston Scientific. Celsion supplies an inventory of control units to Boston Scientific. Boston Scientific places these machines as evaluation units for eventual sale or sells the units directly to physicians. Celsion records a sale when Boston Scientific ultimately sells control units to end users. Celsion sells control units to Boston Scientific at its fully loaded cost plus half of any profit generated on the sale. Celsion sells disposable kits, which each contain a catheter, a heat exchanger, a tubing set and a bag of sterile water, to Boston Scientific at 50% of the average selling price generated by sales of the disposable kits during the preceding six month period ending on December 31 and June 30 of each year. Boston Scientific is responsible for maintaining an inventory of disposable kits.

Celsion has contracted out the manufacturing of both the control units and the catheter kits. Prolieve Control units are manufactured by Sanmina-SCI under a Medical Product Manufacturing Services Agreement. During 2005 we purchased disposable catheter kits from Catheter Research, Inc., pursuant to a Development and Supply Agreement. Beginning in October 2005, we initiated supply from an additional manufacturer, Accellant (formerly Venusa) Corporation, for the production of catheters and disposables under a Medical Product Manufacturing Services Agreement.

RESEARCH AND DEVELOPMENT

Celsion engages in a limited amount of research and development in its own facilities, and instead sponsors the majority of its research programs in partnership with various research institutions, including Duke University. Our expenditures for research and development were approximately $9,345,000 $10,081,000 and $11,533,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

CONDUCT OF CLINICAL TRIALS

Celsion monitors its clinical trials using contract research organizations, or CROs, to monitor its trials. Use of CROs enables Celsion to perform high quality clinical trials without the need to hire staff and build infrastructure to support such trials and to retain all rights to, and control over, its product candidates. We have instituted a formal process for requesting and reviewing proposals from, and interviewing, prospective CROs in advance of the initiation of each of our clinical trials. Following such process, in December 2004 we retained Theradex® as our CRO in connection with the ThermoDox/RFA Phase I liver cancer study, and in February 2005, we retained INC Research, Inc. in connection with the Prolieve post-market study.

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

Under these statutes, our Prolieve system is regulated as a class III medical device, our heat-activated liposomes may be regulated as a new drug. The steps ordinarily required before such products can be marketed in the U.S. include (a) pre-clinical and clinical studies; (b) the submission to the FDA of an application for an Investigational Device Exemption (IDE) or approval as an Investigational New Drug (IND) which must become effective before human clinical trials may commence; (c) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product; (d) the submission to the FDA of an application for premarketing approval (PMA), a New Drug Application (NDA), and (e) FDA approval of the application, including approval of all product labeling.

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

The FDA is authorized to require various user fees including NDA fees (currently up to $896,200) and PMA application fees (currently ranging from $20,275 up to $281,600). The FDA is also authorized to require annual user fees for approved products and for companies with establishments at which finished products are manufactured, which fees may increase from year to year. The FDA may waive or reduce such user fees under special circumstances. We seek waivers or reductions of user fees where possible, but we cannot be assured that we will be eligible for any such waiver or reduction.

Post-Approval Requirements

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

EMPLOYEES

As of December 31, 2006, we employed 29 full-time employees and also utilized the services of part-time consultants from time to time. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

SEASONALITY

Customer purchasing patterns do not show significant predictable seasonal variation.

COMPETITION

Prolieve

BPH has traditionally been treated either surgically using a procedure in which the prostatic urethra and surrounding tissue in the prostate are trimmed with a telescopic knife, thereby reopening the urethral channel for urine flow. Procedures have been developed as alternatives to surgical removal of the obstructing portion of the prostate. The condition can also be treated with one of two classes of drugs,, alpha-blockers are one such class of drug, the most commonly prescribed of which are Hytrin® and Flowmax®. These drugs work by relaxing muscles surrounding the urethra, thereby easing urinary flow. The alternate drug type is Proscar® which is designed to shrink the enlarged gland. However for a number of reasons these treatments may be inadequate due to side effects or lack of effectiveness. This inadequacy has led to the development of transurethral microwave treatments (TUMT) which ablate the tissue surrounding the prostatic urethra removing the blockage. These TUMT systems include devices marketed by Urologix (NASDAQ:ULGX) and American Medical Systems Holdings, Inc. ((NASDAQ:AMMD), or AMS (which acquired TherMatrx in July 2004), as well as Prolieve. Celsion believes, and market experience to date has confirmed, that the Prolieve’s combined attributes of rapid relief, as demonstrated by its low level of post treatment catheterization, low pain and minimal side effects make Prolieve competitive in this market.

ThermoDox

Although there are many drugs and devices marketed and under development for the treatment of cancer, the Company is not aware of any other heat activated drug delivery product either being marketed or under clinical development.

LICENSES, PATENTS AND TRADEMARKS

The Company owns three United States patents pertaining to the treatment of enlarged prostate or prostate cancer. These three patents are all being pursued internationally for patent right protection in a number of territories. Additionally, the Company has filed four other related patent applications in the U.S. and overseas. With regard to Liposome patents licensed from Duke University, the Company has filed two additional patents related to the formulation and use of liposomes. Further, in relation to the patents licensed from Duke, the Company has licensed from Valentis, CA certain global rights covering the use of pegylation for temperature sensitive liposomes

The MMTC and Duke license agreements each contains license fee, royalty and/or research support provisions, testing and regulatory milestones, and other performance requirements that the Company must meet by certain deadlines with respect to the use of the licensed technologies. In conjunction with the patent holders, the Company intends to file international applications for certain of the United States patents.

The Company entered into license agreements with MMTC, a development company, in 1996 and 2002 for exclusive worldwide rights to MMTC’s patents related to its balloon compression technology for the treatment of prostatic disease in humans. The exclusive rights under the MMTC license agreements extend for the life of MMTC’s patents. MMTC currently has patents in the United States and Canada. The terms of these patents expire at various times from April 2008 to November 2014. In addition, MMTC also has patent applications pending in Japan and Europe.

In 1999 the Company entered into a license agreement with Duke University under which the Company received exclusive rights (subject to certain exceptions) to commercialize and use Duke’s thermo-liposome technology. In January 2003, Celsion purchased these rights from Duke in exchange for 253,691 shares of the Company’s Common Stock with a value of $2,175,014, subject to any agreement to pay a royalty based upon future sales.

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

WE HAVE A HISTORY OF SIGNIFICANT LOSSES AND EXPECT TO CONTINUE SUCH LOSSES FOR THE FORESEEABLE FUTURE.

Since Celsion’s inception in 1982, our expenses have substantially exceeded our revenues, resulting in continuing losses and an accumulated deficit of $90,486,814 at December 31, 2006, including losses of $7,584,230 for the year then ended. Because we presently have only limited revenues from sales of our Prolieve system and related disposables and we are committed to continuing our product research, development and commercialization programs, we will continue to experience significant operating losses unless and until we complete the commercialization of Prolieve, as well as the development of other new products and these products have been clinically tested, approved by the FDA and successfully marketed.

WE DO NOT EXPECT TO GENERATE SIGNIFICANT REVENUE FOR THE FORESEEABLE FUTURE.

Since 1995, we have devoted our resources to developing a new generation of products but have not been able to market these products until we completed clinical testing and obtained all necessary governmental approvals. On February 19, 2004, we received a PMA from the FDA for the first of our new generation of thermotherapy products—our Prolieve Thermodilatation system for the treatment of BPH—and, since that time, our distributor Boston Scientific has begun commercial introduction of the Prolieve system. However, we can give no assurance as to how much revenue will be generated by Prolieve sales. In addition, our other products are still in various stages of development and testing and cannot be marketed until we have completed clinical testing and obtained necessary governmental approval. Accordingly, our revenue sources are, and will remain, extremely limited until our other new products are clinically tested, approved by the FDA and successfully marketed. We cannot guarantee that any or all of our products will be successfully tested, approved by the FDA or marketed, successfully or otherwise, at any time in the foreseeable future or at all.

IF WE ARE NOT ABLE TO OBTAIN NECESSARY FUNDING, WE WILL NOT BE ABLE TO COMPLETE THE DEVELOPMENT, TESTING AND COMMERCIALIZATION OF OUR TREATMENT SYSTEMS.

We will need substantial additional funding in order to complete the development, testing and commercialization of our liver cancer and recurrent chest wall breast cancer treatment systems, as well as other potential new products. We expended approximately $9,345,400 on research and development activities in the 12-month period ended December 31, 2006. As of that date, we had approximately $9,032,700 in cash, cash equivalents and short term investments on hand to fund our operations. We have made a significant commitment to our heat-activated liposome research and development projects and it is our intention at least to maintain, or increase the pace and scope of these activities. The commitment to these new projects could require additional external funding, at least until we are able to generate sufficient cash flow from sale of one or more of our products to support our continued operations. We do not have any committed sources of financing and cannot offer any assurances that additional funding will be available in a timely manner, on acceptable terms or at all.

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

WE DEPEND ON THIRD-PARTY SUPPLIERS TO MANUFACTURE OUR PRODUCTS AND MAY NOT BE ABLE TO OBTAIN THESE PRODUCTS ON FAVORABLE TERMS OR AT ALL.

We currently contract for the manufacture of both our Prolieve control units and disposables from limited source suppliers. The FDA must approve the vendors that supply us with Prolieve control units and disposables, and both our suppliers and the suppliers of our suppliers must comply with FDA regulations including good manufacturing practices. Accordingly, we are dependent upon our contract manufacturers to comply with FDA requirements.

In the event a supplier should lose its regulatory status as an approved source, or otherwise would cease to supply us, we would attempt to locate an alternate source. However, we may not be able to obtain the required products or components in a timely manner, at commercially reasonable prices or at all. To the extent that alternative sources of supply are not available on a timely basis and at reasonable cost, the loss of any of our suppliers could have a material adverse effect on our business. The loss of any of these suppliers would require that we obtain a replacement supplier, which would result in delays and additional expense in being able to meet our supply commitments to Boston Scientific. In addition, our suppliers are in turn largely dependent upon single or limited-source suppliers for critical components of our products. Although we believe that alternative sources of supply ultimately would be available both to us and to our suppliers if the need arose, the need to identify and qualify such alternative suppliers pursuant to FDA requirements would entail significant time and expense.

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

As of December 31, 2006, we had exercisable warrants and options outstanding enabling the holders thereof to purchase a total of 1,346,089 shares of our Common Stock, including 670,898 shares issueable upon exercise of stock warrants. The exercise prices of these options and warrants range from $2.18 to $75.00 per share, with a weighted average exercise price of $11.96 per share.

We had additional unvested and unexercisable options outstanding to purchase a total of 196,688 shares of our Common Stock at exercise prices ranging from $2.18 to $22.50 per share. Some of the prices are below the current market price of our Common Stock, which has ranged from a low of $1.90 to a high of $2.31 over the 20 trading days ending December 31, 2006 and from a low of $3.58 to a high of $4.75 over the 20 trading days ending March 23, 2007.

If holders of our options and warrants choose to exercise such instruments at prices below the prevailing market price for our Common Stock, the resulting purchase of a substantial number of shares of our Common Stock would have a dilutive effect on our stockholders and could adversely affect the market price of our issued and outstanding Common Stock. In addition, holders of these options and warrants who have the right to require registration of the Common Stock under certain circumstances and who elect to require such registration, or who exercise their options or warrants and then satisfy the one-year holding period and other requirements of Rule 144 of the Securities Act, will be able to sell in the public market shares of Common Stock purchased upon such exercise.

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

On June 14, 2006 and subsequently and separately on September 6, 2006, Celsion received notice from the Amex that the Amex had determined that the Company was not in compliance with certain conditions of the continued listing standards of Section 1003 of the Amex Company Guide. Specifically, the Amex noted that the Company’s shareholders’ equity continues to be less than $4,000,000 and losses from continuing operations and/or net losses were incurred in three of the last four fiscal years, and that shareholders’ equity was less than $6,000,000 and losses from continuing operations and/or net losses were incurred in each of the last five fiscal years. Additionally, the Company’s shareholders’ equity was less than $2,000,000 and losses from continuing operations and/or net losses were incurred in two of its three most recent fiscal years.

Pursuant to the notice dated June 14, 2006, the Company was afforded the opportunity to submit a plan of compliance to the Amex and on July 14, 2006, it presented its plan to the Amex. On August 31, 2006, the Amex notified the Company that it had accepted the Company’s plan of compliance and granted the Company an extension until December 14, 2007 to regain compliance with the continued listing standards. The Company will be subject to periodic review by the Amex staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the Amex.

If the Company were to be delisted from the Amex, the Common Stock would become subject to the penny stock rules of the SEC, which generally are applicable to equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with bid and ask quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock that is not otherwise exempt from such rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements would be likely to have a material adverse effect on stock price and the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If our Common Stock were to become subject to the penny stock rules it is likely that the price of the Common Stock would decline and that our stockholders would be likely to find it more difficult to sell their shares.

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT INTEND TO DO SO FOR THE FORESEEABLE FUTURE.

We have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. Therefore, our stockholders cannot achieve any degree of liquidity with respect to their shares of Common Stock except by selling such shares.

OUR STOCK PRICE HAS BEEN, AND COULD BE, VOLATILE.

Market prices for our Common Stock and the securities of other medical, high technology companies have been volatile. Our Common Stock had a high price of $5.83 and a low price of $1.80 in the 52-week period ending December 31, 2006. Factors such as announcements of technological innovations or new products by us or by our competitors, government regulatory action, litigation, patent or proprietary rights developments and market conditions for medical and high technology stocks in general can have a significant impact on the market for our Common Stock

OUR STOCK HISTORICALLY HAS BEEN THINLY TRADED. THEREFORE, STOCKHOLDERS MAY NOT BE ABLE TO SELL THEIR SHARES FREELY.

While our Common Stock is listed on the Amex, the volume of trading historically has been relatively light. There can be no assurance that our historically light trading volume, or any trading volume whatsoever, will be sustained in the future. Therefore, there can be no assurance that our stockholders will be able to sell their shares of our Common Stock at the time or at the price that they desire, or at all.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL.

Our Certificate of Incorporation and Bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable by authorizing the issuance of “blank check” preferred stock. This preferred stock may be issued by the Board of Directors, on such terms as it determines, without further stockholder approval. Therefore, the Board may issue such preferred stock on terms unfavorable to a potential bidder in the event that is opposes a merger or acquisition. In addition, our classified Board of Directors may discourage such transactions by increasing the amount of time necessary to obtain majority representation on the Board. We also have implemented a stockholder rights plan and distributed rights to our stockholders. When these rights become exercisable, these rights entitle their holders to purchase one share of our Series C Junior Participating Preferred Stock at a price of $66.90 per one ten-thousandth of a share of Series C Preferred Stock. If any person or group acquires more than 15% of our Common Stock, the holders of rights (other than the person or group crossing the 15% threshold) will be able to purchase, in exchange for the $66.90 exercise price, $133.80 of our Common Stock or the stock of any company into which we are merged. Because these rights may substantially dilute stock ownership by a person or group seeking to take us over without the approval of our Board of Directors, our rights plan could make it more difficult for a person or group to take us over (or acquire significant ownership interest in us) without negotiating with our Board regarding such a transaction. Certain other provisions of our Bylaws and of Delaware law may also discourage, delay or prevent a third party from acquiring or merging with us, even if such action were beneficial to some, or even a majority, of our stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease premises consisting of approximately 13,891 square feet of administrative office, laboratory and workshop space at 10220-L Old Columbia Road, Columbia, Maryland 21046-2364 from an unaffiliated party under a seven-year lease that expires on October 31, 2010. Rent expense for the year ended December 31, 2006 was $283,870. Future minimum lease obligations are as follows:

For the year ending December 31:
2007	$222,038
2008	206,216
2009	210,379
2010	179,656
2011 and beyond	—

$818,289

Celsion has adequate office and laboratory space for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

On April 27, 2006 American Medical Systems, Inc. and AMS Research Corporation (together referred to as “AMS”) filed suit in the U.S. District Court for the District of Minnesota alleging infringement of two patents of AMS resulting from our manufacture, use and sale of the Prolieve Thermodilatation system. The suit is captioned American Medical Systems, Inc. and AMS Research Corporation vs. Celsion Corporation, Case no. 0:06-cv-01606-JMR-FLN. The complaint sought injunctive relief against the alleged infringement, unspecified trebled damages, plaintiff costs, expenses and attorney fees.

On September 1, 2006 AMS amended the compliant alleging that Prolieve infringes two additional AMS patents. On September 27, 2006, the U.S. District Court for the District of Minnesota dismissed the patent infringement lawsuit filed by American Medical Systems, Inc. (AMS) against us for lack of personal jurisdiction. On September 28, 2006, AMS filed a new suit against us in the U.S. District Court for the District of Delaware, where both companies are incorporated (case no. CA-06-606 (SLR)), alleging that our Prolieve Thermodilatation System infringes the patents previously asserted in the Minnesota suit. The complaint sought injunctive relief against alleged infringement, unspecified trebled damages, plaintiff costs, expenses and attorney fees.

As disclosed on our Current Report on Form 8-K filed February 9, 2007, Celsion entered into an agreement with AMS on February 7, 2007 that settled the patent dispute. Under the settlement terms Celsion paid a licensing fee and will pay a royalty based on sales of its Prolieve product to acquire a product license to AMS’ patents for the use of microwave energy to treat BPH and prostatitis. The agreement ended litigation between the two parties. The terms of the license agreement will not have a material impact on Celsion’s sales or gross margin. The agreement was also reached with the concurrence of BSC in accordance with the Transaction Agreement between BSC and Celsion dated January 21, 2003 which granted BSC an option to purchase the Prolieve Assets and which required that Celsion obtain BSC’s approval prior to entering into agreements related to the Prolieve business.

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

	High	Low
YEAR ENDED DECEMBER 31, 2005
First Quarter (January 1 - March 31, 2005)	$9.30	4.80
Second Quarter (April 1 - June 30, 2005)	$7.50	3.75
Third Quarter (July 1 - September 30, 2005)	$7.50	4.80
Fourth Quarter (October 1 - December 31, 2005)	$5.70	3.90

YEAR ENDED DECEMBER 31, 2006
First Quarter (January 1 - March 31, 2006)	$5.34	$3.90
Second Quarter (April 1 - June 30, 2006)	$5.83	$1.99
Third Quarter (July 1 - September 30, 2006)	$3.84	$2.02
Fourth Quarter (October 1 - December 31, 2006)	$2.77	$1.80

(Reflects 15:1 reverse stock split effective February 27, 2006).

On March 23, 2007, the last reported sale price for our Common Stock on The American Stock Exchange was $4.14 As of March 23, 2007, there were approximately 394 holders of record of our Common Stock.

PERFORMANCE GRAPH

Under the rules and regulations of the SEC, we are required to include in this Annual Report on Form 10-K a line graph comparing the cumulative total stockholder return on our Common Stock with the cumulative total return of (1) a broad equity market index that includes companies whose equity securities are traded on the same stock exchange as our stock (American Stock Exchange) and (2) a published industry or line-of-business index.

The Board of Directors recognizes that the market price of shares is influenced by many factors, only one of which is Company performance. The stock performance shown on the graph is not necessarily indicative of future price performance.

TOTAL RETURN TO STOCKHOLDERS

(Assumes $100 investment on 12/31/01)

Total Return Analysis

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Celsion Corporation	$100.00	$65.15	$198.48	$86.36	$40.91	$19.19
AMEX Healthcare Index	$100.00	$60.85	$110.75	$111.20	$128.92	$140.14
AMEX Major Market Index	$100.00	$85.63	$103.45	$111.10	$104.57	$121.40

Source: CTA Integrated Communications www.ctaintegrated.com (303) 665-4200. Data from ReutersBRIDGE Data Networks

DIVIDEND POLICY

We have never declared or paid any cash dividends on our Common Stock or other securities and do not currently anticipate paying cash dividends in the foreseeable future.

ISSUANCE OF SHARES WITHOUT REGISTRATION

On March 16, 2006, we issued 6,127 shares of Common Stock, valued at $25,000, to Dr. Max Link as a retainer for his services as Chairman of the Board of Directors. These shares are restricted stock, and the certificates representing such shares are endorsed with the Celsion’s standard restricted stock legend, with a stop transfer instruction recorded by the transfer agent. Accordingly, Celsion views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act of 1933, as amended.

See also “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.”

Period	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares Available for Purchase under Publicly Announced Programs
October 1 –31, 2006	—	—	—	—
November 1 –30, 2006	—	—	—	—
December 1 –31, 2006	—	—	—	—
Total	—	—	—	—

The Company has never entered into a stock repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA

The following table contains certain financial data for Celsion for the five fiscal years ended December 31, 2006, and is qualified in its entirety by, and should be read in conjunction with, Item 8. “Financial Statements and Supplementary Data and Financial Disclosure” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In December 2003, the Board of Directors acted to change Celsion’s fiscal year end from September 30 to December 31, effective with the year ended December 31, 2003. Therefore, the information for prior periods had been restated consistent with a December 31 year end.

	YEAR ENDED DECEMBER 31,
	2002 (unaudited)	2003 (unaudited)	2004	2005	2006
	(Amounts in Thousands, Except Per Share Amounts)
STATEMENT OF OPERATIONS DATA:
Revenues	$—	$—	$2,506	$12,320	$11,251
Cost of sales	—	—	2,101	8,113	6,669

Gross profit	—	—	405	4,207	4,582

Other costs and expenses:
Research and development	4,979	9,191	11,533	10,081	9,345
Selling, general and administrative	5,132	5,143	3,471	3,406	3,723

Total operating expenses	10,111	14,334	15,004	13,487	13,068

Loss from operations	(10,111)	(14,334)	(14,599)	(9,280)	(8,486)
Gain on sale of Celsion (Canada), Ltd.	—	—	—	—	1,012
Other income (expense), net	(384)	(137)	384	475	357
Interest income (expense), net	38	47	230	120	(467)

Net loss	$(10,457)	$(14,424)	$(13,985)	$(8,685)	$(7,584)

Net loss per share ¹	$(1.80)	$(1.75)	$(1.32)	$(0.81)	$(0.71)

Weighted average shares outstanding ¹	5,794	8,257	10,584	10,725	10,728

¹	Adjusted to reflect 15:1 reverse stock split effected on February 27, 2006

	AS OF DECEMBER 31,
	2002 (unaudited)	2003	2004	2005	2006
	(Amounts in Thousands, Except Per Share Amounts)
BALANCE SHEET DATA:
Cash and cash equivalents and short term investments	$1,051	$12,272	$10,484	$8,313	$9,033
Working Capital	993	12,582	12,019	8,495	12,015
Total Assets	2,640	14,440	17,052	15,909	18,930
Debt	500	—	—	6,178	16,278
Deferred revenue-license fee	—	—	2,952	2,381	1,810
Other liabilities	—	—	—	30	35
Redeemable preferred stock:
Series A 10% Convertible Preferred Stock	1,153	—	—	—	—
Series B 8% Convertible Preferred Stock	1,427	—	—	—	—
Accumulated deficit	(45,808)	(60,232)	(74,217)	(82,903)	(90,486)
Total stockholders’ equity (deficit)	$1,218	$13,453	$11,971	$3,425	$(3,201)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Celsion is a biotechnology company dedicated to furthering the development and commercialization of oncology drugs including tumor-targeting treatments using focused heat energy in combination with heat activated drug delivery. In 1989, we obtained premarketing approval (PMA) from the FDA to use our microwave-based Microfocus 1000 heat therapy system on surface and subsurface tumors in conjunction with radiation therapy. We marketed this system until 1995. From 1995 until early in 2004 we engaged in research and development of new treatment systems. On February 19, 2004, we obtained a PMA for our Prolieve Thermodilatation system for the treatment of Benign Prostatic Hyperplasia (BPH) and thereafter our marketing partner, Boston Scientific, commenced commercial sales of the Prolieve system. In addition, we are engaged in the development of treatment systems using a combination of heat and ThermoDox TM , our proprietary heat activated liposomal encapsulation of doxorubicin, for the treatment of liver cancer and breast cancer.

Development pipeline

Our pipeline presently consists of the following products, in the indicated stages of development:

Product	Status
• Prolieve Thermodilatation system for the treatment of BPH	We received premarketing approval (PMA) for the Prolieve system from the FDA on February 19, 2004. Since that time, we have been commercializing the Prolieve system through Boston Scientific. Boston Scientific has an option to purchase the Prolieve assets and technology for $60 million which expires in February 2009.

• ThermoDox (Doxorubicin-encapsulated thermo-liposome) plus heat for the treatment of cancer	We are conducting a Phase I clinical trial in collaboration with the National Institutes of Health and Queen Mary’s Hospital in Hong Kong using ThermoDox in conjunction with radio frequency ablation (RFA) in the treatment of liver cancer. The Company is also conducting a Phase I study at the Cleveland Clinic and North Shore Long Island Jewish Health System to test pre-treatment regimens performed in the ThermoDox/RFA study, as well as the Company’s single vial formulation of ThermoDox and multiple dosing of liver cancer patients[CC3]. We are also sponsoring the conduct of an investigator initiated Phase I study of the use of ThermoDox for the treatment of recurrent chest wall (RCW) breast cancer.

From 1995 to 2004, we generated minimal revenues and funded our operations primarily through private placements of our equity securities. During 2004, following FDA premarketing approval of our Prolieve Thermodilatation system, we received a one-time licensing fee of $4 million under our agreement with Boston Scientific, the distributor of our Prolieve system. Since receipt of the PMA in February 2004, sales of Prolieve products generated revenues to us of $26.1 million. Until such time as we are able to complete development and testing of, and gain necessary regulatory approvals for, one or more of our other products, sales of Prolieve products may represent our only source of revenue. We presently do not have any committed sources of financing.

We anticipate that our revenues in the next 12 months will be generated from the sale of our Prolieve system and related disposables. The Prolieve system consists of a microwave generator and conductors, along with a computer and computer software programs that control the focusing and application of heat (control units), plus a specially designed, single-use catheter kit. Under our agreement with Boston Scientific, we are entitled to receive our costs plus 50% of the “profit” for each control unit—measured as the difference between our costs and Boston Scientific’s selling price (determined in accordance with the agreement) for each control unit—and 50% of the revenue generated by Boston Scientific from the sale of catheter kits, for which Celsion bears the cost of goods sold. While we anticipate strong initial sales growth for Prolieve over time as the product becomes established in the market sales growth will level off.

Should Boston Scientific exercise its option to acquire our Prolieve assets and related technology for $60 million as described further in Note 7 to our financial statements, we would not expect to generate any revenues for at least the next 12 months. However, the Company would expect to generate investment income on the aggregate proceeds received from such sale.

In the longer term, we will attempt to develop new revenue streams from our current work with Duke University in targeted drug delivery systems. We anticipate that revenues will come from the licensing of these technologies to pharmaceutical manufacturers and from eventual sales to major institutional health care providers who would employ these technologies to deliver drug regimens throughout the body or from the sale of one or more of these technologies.

Costs

Our principal costs consist of:

-	costs relating to the production and sale of Prolieve control units and catheter kits, which are being marketed by Boston Scientific under a seven-year agreement (expiring in 2011);

-	research and development costs related to ThermoDox and Prolieve; and

-	general and administrative expenses (i.e. corporate overhead and other costs)

Our research and development activities, pre-clinical tests and clinical trials, and the manufacturing, marketing and labeling of each of our products are subject to extensive regulation by the FDA. We may not bring to market any product in the U.S. without FDA final or FDA premarketing approval. We received such premarketing approval for our Prolieve system on February 19, 2004. We are currently conducting basic research and development activities and pursuing prototype products through clinical testing and regulatory approval. Our ultimate objective is to commercialize those products to generate a return on investment for our stockholders through one of several means including:

-	selling products directly to end users;

-	selling products through a distributor (as is the case with our Prolieve products); and

-	licensing the technology to third parties and generating income through royalties and milestone payments.

Significant events during 2006

•

On January 16, 2006, Celsion contributed to its wholly-owned subsidiary, Celsion (Canada) Limited (“Canada”), all of the Company’s assets relating to its Adaptive Phased Array (“APA”) technology for the treatment of breast cancer. Also on that date, the Company entered into a Stock Purchase Agreement with the Company’s founder, former President and Chief Executive Officer and Director, Dr. Augustine Y. Cheung, whereby the Company sold to Dr. Cheung all of the issued and outstanding shares of capital stock of Canada. The Company also agreed to provide certain services to Canada pursuant to a Transition Services Agreement between the Company and Canada.

Under the Stock Purchase Agreement, all of the capital stock of Canada was transferred to Dr. Cheung in exchange for a promissory note made by Dr. Cheung in favor of the Company in the principal amount of $1,500,000 to be paid over a period of up to 78 months. The promissory note is secured by a pledge of 100,856 shares of Celsion common stock owned by Dr. Cheung and his wife, and the commitment of Canada to pay up to $18,500,000 in royalties based on a 5% royalty on net sales of certain products sold by, and patent royalties received by, Canada.

•

On February 27, 2006, the Company effected a one-for-15 reverse split of the Company’s issued and outstanding shares of Common Stock. As of that date, each 15 shares of the Company’s issued and outstanding shares of Common Stock were automatically combined, converted and changed into one share of Common Stock of the Company (the “Reverse Split”). No fractional shares were issued as a result of the Reverse Split. Instead, the Company paid cash in lieu of fractional shares based on the average closing price of the Company’s Common Stock for the five trading days prior to the effective date of the Reverse Split. Unless otherwise noted herein, all share numbers and per share financial information in this Annual Report on Form 10-K are provided on a pre-reverse stock split basis.

•

During the second quarter of 2006, Celsion conducted a voluntary “Class II” recall related to its disposable catheter kit in order to correct a manufacturing issue that could cause the catheter to fail to reach operating pressure during a treatment. An investigation by the Company of the new catheter kit manufacturer revealed issues in the manufacturing process and in one of the components that resulted in the performance failure. The Company has since corrected both issues and filed a supplement with the FDA to approve the change in the manufacturing process. A Class II recall is a situation in which use of the product in question may cause temporary or medically reversible adverse health consequences or where the probability of serious adverse health consequences is remote. Shipments of disposable catheter kits resumed in August 2006.

•

On April 27, 2006 American Medical Systems, Inc. and AMS Research Corporation (together referred to as “AMS”) filed suit in the U.S. District Court for the District of Minnesota alleging infringement of two patents of AMS resulting from our manufacture, use and sale of the Prolieve Thermodilatation system. On February 7, 2007, Celsion entered into an agreement with AMS that settled the patent dispute. Under the settlement terms, Celsion paid a licensing fee and will pay a royalty based on sales of its Prolieve product to acquire a product license to AMS’ patents for the use of microwave energy to treat BPH and prostatitis. The agreement ended litigation between the two parties. The terms of the license agreement will not have a material impact on Celsion’s sales or gross margin. The agreement was also reached with the concurrence of BSC in accordance with the Transaction Agreement between BSC and Celsion dated January 21, 2003 which granted BSC an option to purchase the Prolieve Assets and which required that Celsion obtain BSC’s approval prior to entering into agreements related to the Prolieve business.

•

As of December 31, 2006, the Company had enrolled 22 patients in its ThermoDox/RFA liver cancer Phase I study. Celsion is conducting the study in collaboration with the National Institutes of Health (“NIH”) and Queen Mary’s Hospital, Hong Kong, and is aggressively recruiting patients eligible for enrollment in the study both at the NIH and Queen Mary’s Hospital. The Company believes this study is close to determining the dose-limiting toxicity as defined in the protocol.

•

During May 2006, Celsion provided a research grant in the amount of $500,000 to Duke University (“Duke”) and is providing clinical supplies of ThermoDox to support a Phase I, open label study of the safety and pharmacokinetics in Recurrent Chest Wall Breast Cancer patients. As of December 31, 2006, Duke had enrolled and initiated treatment in seven patients.

•

On December 22, 2006, Michael H. Tardugno was appointed as our President and Chief Executive Officer effective from January 3, 2007. Mr. Tardugno succeeds Lawrence Olanoff, M.D, Ph.D., who tendered his resignation effective October 6, 2006. Anthony P. Deasey, our Executive Vice President, Chief Operating Officer and Chief Financial Officer served as our Interim President and Chief Executive Officer until Mr. Tardugno was appointed.

ACCOUNTING POLICIES AND ESTIMATES

Our financial statements, which appear at Item 8 to this Annual Report on Form 10-K, have been prepared in accordance with accounting principles generally accepted in the United States, which require that the Company make certain assumptions and estimates and, in connection therewith, adopt certain accounting policies. Our significant accounting policies are set forth in Note 2 to our financial statements. Of those policies, we believe that the following may involve a higher degree of judgment and may be more critical to an accurate reflection of our financial condition and results of operations:

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

•

We have stock option plans that provide for non-qualified and incentive stock options to be issued to directors, officers, employees and consultants. Prior to January 1, 2006, we accounted for options issued under the plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based compensation cost related to employee stock options was recognized in the Statement of Operations for the year ended December 31, 2005 as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

We use the Black-Scholes model for determining the fair value of our options granted. The Black-Scholes model was originally developed for use in estimating the fair value of traded options, which have different characteristics from Celsion’s incentive and non-qualified stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s loss before income taxes and net loss for the year ended December 31, 2006 are $838,602 higher than if the Company had continued to account for share-based compensation under Opinion 25. As a result of adopting Statement 123(R) on January 1, 2006, the Company’s reported basic loss per share and diluted loss per share for the year ended December 31, 2006 are $0.08 higher than if it had continued to account for share-based compensation under Opinion 25.

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

Results of Operations

Comparison of year ended December 31, 2006 and year ended December 31, 2005

	Actual Results Year Ended December 31,		Change
	2006	2005	Dollars	Percent
Sales	$11,250,817	$12,320,141	$(1,069,324)	(9%)
Cost of sales	6,669,075	8,112,760	(1,443,685)	(18%)

Gross profit	4,581,742	4,207,381	374,361	9%

Research and development expenses	(9,345,381)	(10,081,483)	736,102	(7%)
General and administrative expenses	(3,722,991)	(3,405,409)	(317,582)	9%
Other income (expense):
Gain on sale of Celsion (Canada) Ltd.	1,011,923	—	1,011,923	—
License fee amortization	571,429	571,429	—	—
Other expense, net	(213,869)	(96,891)	(116,978)	121%
Interest income	636,561	299,245	337,316	113%
Interest expense	(1,103,644)	(179,591)	(924,053)	515%

Net Loss	$(7,584,230)	$(8,685,319)	$1,101,089	(13%)

Our net loss decreased to $7,584,230 for the year ended December 31, 2006 from $8,685,319 for the year ended December 31, 2005. The decrease in net loss was primarily the result of the non-recurring gain recorded related to the sale of Celsion Canada (equal to $1,011,923 or $0.09 per common share) and a reduction of research and development expenses, offset partially by the recognition of stock-based compensation expense of $838,602 (or $0.08 per common share) recognized during 2006 related to the adoption of SFAS 123(R) effective January 1, 2006 and increased interest expense, net of interest income. There was no stock-based compensation expense related to employee stock options included in net loss for the year ended December 31, 2005 because the Company did not adopt the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123”), but rather used the alternative intrinsic value method.

Net sales for the year ended December 31, 2006 were $11,250,817, a decrease of $1,069,324 or 9% as compared to net sales of $12,320,141 for the prior year. Product sales consist of sales of our Prolieve products and are comprised of two elements – sales of control units and sales of disposable catheter kits, all to our exclusive distributor, Boston Scientific Corporation. The decrease in sales during 2006 was due to an interruption in the supply of product during the second and third quarters of 2006, caused by a product recall of our disposable Prolieve catheter kits. The product recall was the result of issues in the manufacturing process following the transition to a new supplier. All of the costs related to this product recall were accrued in 2006.

Gross profit for 2006 amounted to $4,581,742 as compared to $4,207,381, an increase of $374,461 or 9% for the year. As a percentage of sales, gross margin increased to 40.7% of net sales during the year ended December 31, 2006 as compared to 34.1% of net sales for the year ended December 31, 2005. The increase of gross margin as a percentage of net sales was the result of purchasing lower cost catheter kits from a new supplier.

Research and development expenses amounted $9,345,381 for the year ended December 31, 2006 as compared to $10,081,483 for the year ended December 31, 2005, a decrease of $736,102 or 9% over the prior year. The decrease in research and development expenses for the year was due primarily to:

o	a $1,064,000 reduction in consulting support and development costs for the Prolieve system;

o	decreased research and development activities associated with our breast cancer treatment device and heat activated gene technology, which reduced research and development costs by an aggregate of $422,000; and

o	a one-time termination fee amounting to $350,000 incurred in 2005 related to the migration of manufacturing of catheter kits to a new supplier.

The reduction in research and development expenses was partially offset by $432,402 of stock-based compensation expense recognized for the year ended December 31, 2006 related to the adoption of SFAS 123(R) effective January 1, 2006, and increased regulatory and quality assurance expenses amounting to $448,000.

General and administrative expense amounted $3,722,991 for the year ended December 31, 2006 as compared to $3,405,409 for the year ended December 31, 2005, an increase of $317,582 or 9% over the prior year. The increase in general and administrative expenses for the year was due primarily to the recognition of stock-based compensation expense of $406,200 recorded during 2006 related to the adoption of SFAS 123(R) effective January 1, 2006 and higher accounting, audit, Sarbanes-Oxley compliance and director fees, partially offset by reduced compensation costs for corporate personnel.

The Company recorded a net gain on sale of Celsion Canada of $1,011,923 during the year ended December 31, 2006. As described further in Note 4 to the Celsion financial statements, the Company sold 100% of the outstanding shares of Celsion Canada to Dr. Augustine Y. Cheung, Celsion’s founder and director, in exchange for a non-interest bearing promissory note of $1,500,000 to be paid over 78 months. The Stock Purchase Agreement also provides for Celsion Canada to pay up to $18,500,000 in royalties based on a 5% royalty on net sales of certain products sold by, and patent royalties received by, Celsion Canada and its successors and assigns.

Other expense, net for the year ended December 31, 2006, was $213,869 as compared to $96,891 for the year ended December 31, 2005. Other expense, net for 2006, consisted primarily of the $207,687 loss associated with the termination of our interest in Celsion China, Ltd.

Interest income for the year ended December 31, 2006 amounted to $636,561 as compared to $299,245 for the year ended December 31, 2005, an increase of $337,316 or 113%. The increase was the result of higher average principal balances (in part due to the drawdown of loans from Boston Scientific on February 22, 2006 and July 28, 2006) and higher yields earned on our investments.

Interest expense for the year ended December 31, 2006 amounted to $1,103,644 as compared to $179,591 for the year ended December 31, 2005, an increase of $924,053 or 515%. This increase was due to the drawdown of the second installment of the BSC loan on February 2, 2006 (in the amount of $4,500,000) and the third installment on July 28, 2006 ($4,500,000) as well as a full year of interest expense on the first loan installment of $6,000,000 received from Boston Scientific on August 17, 2005.

Comparison of year ended December 31, 2005 and year ended December 31, 2004

	Actual Results Year Ended December 31,		Change
	2005	2004	Dollars	Percent
Sales	$12,320,141	$2,506,228	$9,813,913	392%
Cost of sales	8,112,760	2,100,888	6,011,872	286%

Gross profit	4,207,381	405,340	3,802,041	938%
Research and development expenses	(10,081,483)	(11,533,421)	1,451,938	(13)%
General and administrative expenses	(3,405,409)	(3,470,869)	65,460	(2)%
Other income (expense)	594,192	613,902	(19,710)	(3)%

Net Loss	$(8,685,319)	$(13,985,048)	$5,299,729	(38)%

Net sales for 2005 were $12,320,141, an increase of $9,813,913 or 392%, compared to $2,506,228 in 2004. Product sales consist of sales of our Prolieve products and are comprised of two elements – sales of control units and sales of disposable catheter kits, all to our exclusive distributor, Boston Scientific Corporation. The increase in revenues during the year ended December 31, 2005 compared to the year ended December 31, 2004 reflects a partial period (commencing with grant of the PMA on February 19, 2004) in 2004, as well as the progress of commercialization and marketing efforts.

Research and development expenses for the year ended December 31, 2005 of $10,081,000 were $1,452,000 or 13% lower than expenses incurred in the year ended December 31, 2004 of $11,533,000. The decrease in expenses was due to the non-recurrence of expenses associated with receipt of the PMA for the Prolieve system, cash bonuses paid to employees in connection with receipt of the PMA offset by 2004 performance bonus payments ($375,000) and a reduction in consulting support related to development and approval of the Prolieve system ($851,000). The reduction is also attributable to non-recurrence of costs related to personnel matters ($1,102,000); a reduction in clinical costs due to the closure of our heat-alone breast cancer clinical study and suspension of our prostate cancer clinical study ($400,000); write-off of product development costs ($379,000) and costs related to consultants hired to aid in clinical compliance ($217,000), offset by adjustments in stock related compensation expense in 2004 due to decreases in the market price of our Common Stock ($622,000); patent expenses ($236,000); preclinical and clinical costs associated with our liver cancer clinical studies ($574,000); and the first installment of the grant to Duke University related to the recurrent chest wall breast cancer study ($275,000).

General and administrative expenses in the year ended December 31, 2005 were $3,405,000 a reduction of $65,000, or 2%, compared to $3,471,000 for the year ended December 31, 2004. There were, however, a number of changes in the expenses making up total general and administrative costs. Compensation costs increased as a result of adjustments in stock related compensation expense in 2004 due to decreases in the market price of our Common Stock ($464,000) and provision for costs related to personnel matters ($308,000) offset by non-recurrence of expenses arising due to the approval of the Prolieve system in February 2004, principally consisting of a payment to Legg Mason for investment banking services rendered in connection with negotiation of our strategic relationship with Boston Scientific in 2003 which became due upon receipt of the PMA ($410,000); cash bonuses paid to employees in connection with receipt of the PMA offset by 2004 performance bonus payments ($85,000); and changes in investor relations programs and consultants ($188,000).

The net decrease of $1,517,000 in operating expenditures during the year ended December 31, 2005 compared to the comparable period during 2004, combined with income generated (gross margin) from the sale of Prolieve products during the year ended December 31, 2005, resulted in a decrease in the loss from operations for the year ended December 31, 2005 of $5,319,000 or 36%, to $9,280,000 from $14,599,000 in the year ended December 31, 2004.

Interest income, which is reflected net of any interest expense, decreased by 48%, or $110,000 for the year ended December 31, 2005 compared to the year ended December 31, 2004. The decrease was due to interest accrued on a loan from Boston Scientific which closed on August 8, 2005, and whose principal balance increased during 2006.

Financial Condition, Liquidity and Capital Resources

Our core business activity is to develop products to treat cancer and other diseases, and to commercialize those products to generate a return on investment for stockholders through one of several means including:

•	selling products directly to end users;

•	selling product through a distributor (as is the case with our Prolieve products);

•	licensing our technology to third parties and generating income through royalties and milestone payments; and

•	outright sale of a technology directly or, ultimately, though the sale of the entire Company.

Our business model will generate uneven cash flows, as continuing research and development expenditures will not necessarily be matched by revenues from one of the above sources. In the event that our annual research and development expenditures are not covered by current revenues, funding will be provided from other sources including any cash on hand, revenues provided as above, income generated from licensing agreements and debt or equity funding raised in the capital markets.

Since inception, our expenses have significantly and regularly exceeded our revenues, and we have an accumulated deficit of $90,486,814 and stockholders’ deficit of $3,200,824 at December 31, 2006. We have incurred negative cash flows from operations since our inception and have funded our operations primarily through the sale of equity securities, loans from Boston Scientific and profit generated from the sale of our Prolieve units. At December 31, 2006, we had total current assets of $16,022,505 (including cash and short term investments of $9,032,674) and current liabilities of $4,008,002, resulting in a working capital surplus of $12,014,503. At December 31, 2005, we had total current assets of $12,841,104 (including $8,313,430 in cash and short term investments) and current liabilities of $3,895,594, which resulted in working capital of $8,945,510 at such date. The decrease in working capital is primarily the result of funds used in our research and other operating activities, as well as fixed asset purchases.

Our short term investments consist of Auction Rate Certificates and Auction Preferred Securities. Auction Rate Certificates are municipal bonds which pay interest at a floating rate set periodically, usually 7, 28 or 35 days. Auction Preferred Securities are issued by closed end bond funds and pay dividends every 7, 28 or 35 days. Increases or withdrawals from investments can take place every 7, 28 or 35 days. Both investment vehicles are rated A1P1 commercial paper equivalents, trade at par and do not have significant market fluctuations.

Net cash used in operating activities for the year ended December 31, 2006 was $7,232,790. This net cash requirement was funded from cash on hand at the beginning of the year, together with the second and third installments of a loan from Boston Scientific totaling $9,000,000. Under the loan agreement, which was effective on August 8, 2005, Boston Scientific agreed to lend the Company up to $15,000,000, disbursed in three installments. The first installment, in the amount of $6,000,000, was disbursed on August 17, 2005. The second installment of $4,500,000 was disbursed on February 2, 2006 and the third installment of $4,500,000 was disbursed on July 28, 2006.

Loans from Boston Scientific are repayable on February 28, 2009 and accrue interest at a rate of prime plus 1%. The maturity date of the loan is accelerated in the event Boston Scientific exercises its option to purchase certain assets and technology of the Company under the Transaction Agreement. Loans outstanding are secured by a continuing security interest in the Company’s right, title and interest in the BPH Business and the BPH Assets (as those terms are defined in the Transaction Agreement).

Boston Scientific may, at any time, convert in whole or in part the outstanding loan balance plus accrued interest into shares of the Company’s common stock at a minimum conversion price of $9.15 per share (as adjusted for the 2006 15:1 reverse stock split). Additionally, Boston Scientific may apply the outstanding principal plus accrued interest on the Note toward the Option Exercise Price (as defined in the Transaction Agreement) if Boston Scientific decides to exercise the option granted to BSC under the Transaction Agreement relating to the assets and technology with respect to the Company’s Prolieve product. Such option gives Boston Scientific the right to purchase for $60 million the assets and technology relating to the manufacture, marketing, sale, distribution and/or research and development of products using the Company’s thermal therapy for the treatment of BPH (the “Prolieve Assets”). There can be no assurance when, if ever, Boston Scientific will exercise its right to purchase. In the event that Boston Scientific does exercise its option, the Company will receive an immediate infusion of cash but will cease to receive revenues from the sale of Prolieve systems and related disposables. The Company has the right to prepay the loan at any time without penalty.

The Company has a balance of $1,824,740 at December 31, 2006 in a restricted escrow account related to the license fee and distribution agreement with BSC. This balance was released from escrow on February 20, 2007 and used to purchase a license from AMS and pay final legal costs. Costs of $318,199 were disbursed from the escrow account during the year ended December 31, 2006.

As of December 31, 2006, we had net operating loss carry forwards for federal income tax purposes of approximately $77,900,000, which expire, if unused, by the year 2027. These NOL’s may be determined to be restricted in their future use due to various IRS utilization rules.

Approximate Amount Of Unused Operating Loss Carryforwards	Expiration During Year Ended
$ 60,000	12/31/2008
1,390,000	12/31/2010
1,900,000	12/31/2011
3,050,000	12/31/2012
3,900,000	12/31/2013
2,400,000	12/31/2019
4,500,000	12/31/2020
6,500,000	12/31/2021
9,500,000	12/31/2022
12,000,000	12/31/2023
2,300,000	12/31/2024
15,600,000	12/31/2025
8,200,000	12/31/2026
6,600,000	12/31/2027

$ 77,900,000

For the year ending December 31, 2007, we expect to expend approximately $18,000,000 to commercialize our Prolieve system and for clinical testing of liver cancer and breast cancer treatment systems, as well as for corporate overhead, all of which we expect to fund from funds on hand and revenues anticipated from the sale of our Prolieve system and related disposables. The foregoing is an estimate, based upon assumptions as to the scheduling of institutional clinical research and testing personnel, the timing of clinical trials and other factors, not all of which are fully predictable.

The Company does not believe that inflation had a material affect on its reported sales or net loss for the years reported.

Our contractual obligations as of December 31, 2006 are summarized as follows:

	Payments Due by Period
	(Dollars in Millions)
Contractual Obligations	Total	One year or less	Two to three years	Four to five years	After five years
Operating leases–Property	$0.8	$0.2	$0.4	$0.2	$—
BSC loan payable	19.3	—	19.3	—	—
Dr. Cheung consulting agreement	$0.2	$0.2	—	—	—

Total contractual obligations	$20.3	$0.4	$19.7	$0.2	$—

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2006, which is the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective.

There have been no changes in our internal controls over financial reporting in the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management has issued its Report on Internal Control over Financial Reporting as of December 31, 2006, which appears in Item 15 of this Report. The report of the Independent Registered Public Accounting Firm on Management’s Report on Internal Control over Financial Reporting also appears in Item 15.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

The information required by this Item 10 is incorporated herein by reference to the definitive Proxy Statement to be, filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth under the caption “Executive Compensation” in Celsion’s Definitive Proxy Statement in connection with the Annual Meeting of Stockholders which is expected to be held on June 13, 2007, which has been, or will be, filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this item is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in Celsion’s Definitive Proxy Statement in connection with the Annual Meeting of Stockholders which is expected to be held on June 13, 2007, which has been, or will be, filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2006.

Equity Compensation Plan Information as of December 31, 2006

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	871,879	(1)	8.46	426,180
Equity compensation plans not approved by security holders	—	(2)	0.00	—	(2)

Total	871,879		8.46	426,180

(1)

Includes both vested and unvested options to purchase Common Stock issued to employees, officers, and directors and outside consultants under the Company’s 2001 Stock Option Plan and 2004 Stock Option Plan (the Plans). Certain of these options to purchase Common Stock were issued under the Plan in connection with employment agreements.

(2)

As discussed further in Note 8 to the Company’s financial statements, the Company has warrants outstanding at December 31, 2006 enabling the holders thereof to purchase 670,898 shares of the Company’s Common Stock at a weighted-average exercise price of $14.83. Certain of the warrants have price protection or anti-dilution rights that entitle the holders to reduce the exercise price of such securities if the Company issues additional stock, options, warrants or other convertible securities below the exercise price of the subject securities.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information set forth under the captions “Certain Transactions” in Celsion’s Definitive Proxy Statement in connection with the Annual Meeting of Stockholders which is expected to be held on June 13, 2007, which has been, or will be, filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth under the captions “Proposal No. 3: Ratification of Independent Public Accountants—Fees,” “—Services by Employees of Stegman & Company” and “—Audit Committee Policy on Approval of Audit and Non-Audit Services” in Celsion’s Definitive Proxy Statement in connection with the Annual Meeting of Stockholders which is expected to be held on June 13, 2007, which has been, or will be, filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2006.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. FINANCIAL STATEMENTS

The following is a list of the financial statements of Celsion Corporation filed with this Annual Report on Form 10-K, together with the reports of our independent registered public accountants and Management’s Report on Internal Control over Financial Reporting.

2. FINANCIAL STATEMENT SCHEDULES

No schedules are provided because of the absence of conditions under which they are required.

3. EXHIBITS

The following documents are included as exhibits to this report:

EXHIBIT NO.	DESCRIPTION
3.1.1	Certificate of Incorporation of Celsion (the “Company”), as amended, incorporated herein by reference to Exhibit 3.1.1 to the Quarterly Report on Form 10-Q of the Company for the Quarter Ended June 30, 2004.

3.1.2	Certificate of Ownership and Merger of Celsion Corporation (a Maryland Corporation) into Celsion (Delaware) Corporation (inter alia, changing the Company’s name to “Celsion Corporation” from “Celsion (Delaware) Corporation), incorporated herein by reference to Exhibit 3.1.3 to the Annual Report on Form 10-K of the Company for the Year Ended September 30, 2000.

3.1.3	Certificate of Designations of Series C Junior Participating Preferred Stock of Celsion Corporation, incorporated herein by reference to Exhibit 4.4 to the Form S-3 Registration Statement (File No. 333-100638) filed October 18, 2002.

3.2	By-laws of the Company, as amended, incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of the Company for the Quarter Ended June 30, 2004.

3.3	Certificate of Amendment of the Certificate of Incorporation effective February 27, 2006 filed on February 27,2006

4.1	Form of Common Stock Certificate, par value $0.01, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K of the Company for the Year Ended September 30, 2001.

4.2	Celsion Corporation and American Stock Transfer & Trust Company Rights Agreement dated as of August 15, 2002, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Company filed August 21, 2002.

4.2.1	Amendment adopted January 16, 2003 to Rights Agreement between Celsion Corporation and American Stock Transfer & Trust Company. Incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2004.

10.1	License Agreement between the Company and MMTC, Inc. dated August 23, 1996, incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1996 (Confidential Treatment Requested).

10.2	Amendment dated November 25, 1997 to the License Agreement between the Company and MMTC, Inc. dated August 23, 1996, incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K (amended) of the Company for the year ended September 30, 1998. (Confidential Treatment Requested).

10.3	Patent License Agreement between the Company and Duke University dated November 10, 1999, incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1999 (Confidential Treatment Requested).

10.4.1*	Celsion Corporation 2004 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2004.

10.5	Form of Series 200 Warrant issued to certain employees, directors and consultants to Purchase Common Stock of the Company, Incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1998.

10.6	Form of Series 250 Warrant issued to Dunn Hughes Holding, Inc. to Purchase Common Stock of the Company, incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1998.

10.7	Form of Series 300 Warrant issued to Nace Resources, Inc. to purchase Common Stock of the Company, incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1998.

10.8	Form of Series 500 Warrant to Purchase Common Stock of the Company pursuant to the Private Placement Memorandum dated January 6, 1997, as amended, incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1998.

10.9	Form of Series 600 Warrant issued to Certain Employees and Directors on May 16, 1996 to Purchase Common Stock of the Company, incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1998.

10.10*	Employment Agreement Effective January 1, 2004 between the Company and Anthony P. Deasey. Incorporated herein by reference to the Current Report on Form 8-K of the Company filed December 8, 2004.

10.11*	Stock Option Grant Agreement effective July 29,2005 between Celsion Corporation and Lawrence S. Olanoff on Form 8-K of the Company filed July 29, 2005

10.12	Service Agreement between the British Columbia Cancer Agency, Division of Medical Oncology, Investigational Drug Section, Propharma Pharmaceutical Clean Room and the Company dated September 20, 2000, incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K of the Company for the year ended September 30, 2000 (Confidential Treatment Requested).

10.13	Form of Warrant to Purchase Common Stock of the Company pursuant to the Private Placement Memorandum dated October 11, 2001, incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of the Company for the year ended September 30, 2001.

10.14	Advisory Agreement between the Company and Dr. Kris Venkat dated August 1, 2001, incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K of the Company for the year ended September 30, 2001.

10.15	Amendment dated September 17, 2002 to the License Agreement between the Company and MMTC, Inc. dated August 23, 1996, incorporated herein by reference to Exhibit 10.26 to the Annual Report on Form 10-K of the Company for the year ended September 30, 2002.

10.16	Form of Warrant to Purchase Common Stock Units of the Company issued to Placement Agents pursuant to the Private Placement Memorandum dated October 18, 2001, incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-3 of the Company (File No. 333-82450) filed February 8, 2002.

10.17	Form of Warrant to Purchase Common Stock of the Company pursuant to private placement by the Company which closed on June 3, 2002, incorporated herein by reference to Exhibit 4.6 to the Form S-3 Registration Statement of the Company (File No. 333-100638) filed October 18, 2002.

10.18	Letter dated May 8, 2002, from Legg Mason Wood Walker, Incorporated (“Legg Mason”) to the Company regarding retention of Legg Mason as financial advisor, incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of the Company for the year ended September 30, 2002.

10.19	Letter Agreement with Goldpac Investment Partners dated October 17, 2001, incorporated herein by reference to Exhibit 4.5 to the Form S-3 Registration Statement (File No. 333-82450) filed February 8, 2002.

10.20	Form of Warrant to Purchase Common Stock pursuant to the Private Placement Memorandum (the “PPM”) of the Company dated May 30, 2003 as supplemented, incorporated herein by reference to Exhibit 4.3 to the Form S-3 Registration Statement of the Company (File No. 333-108318) filed on August 28, 2003.

10.21	Form of Warrant issued to the Placement Agents pursuant to the PPM, incorporated herein by reference to Exhibit 4.3 to the Form S-3 Registration Statement of the Company (File No. 333-108318) filed on August 28, 2003.

10.22	License Agreement dated July 18, 2003 between the Company and Duke University. (Confidential treatment requested.), incorporated herein by reference to Exhibit 4.3 to the Form S-3 Registration Statement of the Company (File No. 333-108318) filed on August 28, 2003

10.23.1	Transaction Agreement effective as of January 20, 2003 by and between Celsion Corporation and Boston Scientific Corporation, incorporated herein by reference to the Current Report on Form 8-K filed January 22, 2003. (Confidential treatment requested)

10.23.2	First Amendment to Transaction Agreement effective as of August 8, 2005, between Celsion Corporation and Boston Scientific Corporation, incorporated herein by reference to the Current Report on Form 8-K filed August 9, 2005

10.23.3	Convertible Secured Promissory Note dated as of August 8, 2005, incorporated herein by reference to the Current Report on Form 8-K of the Company filed August 9, 2005

10.23.3.1	Convertible Secured Promissory Note dated July 28, 2006 between Celsion Corporation and Boston Scientific Corporation filed on Form 8-K on August 6, 2006

10.24.1	Letter dated March 16, 2006 from the Company to Lawrence S. Olanoff (awarding restricted stock pursuant to the Company’s 2004 Stock Option Plan) filed on Form 8-K on March 22, 2006

10.24.2	Letter dated March 16, 2006 from the Company to Anthony P. Deasey (awarding restricted stock pursuant to the Company’s 2004 Stock Option Plan) filed on Form 8-K on March 22, 2006

10.24.3	Letter dated March 16, 2006 from the Company to Carolyn Finkle (awarding restricted stock pursuant to the Company’s 2004 Stock Option Plan) filed on Form 8-K on March 22, 2006

10.24.4	Letter dated March 16, 2006 from the Company to Michael Oleck (awarding restricted stock pursuant to the Company’s 2004 Stock Option Plan) filed on Form 8-K on March 22, 2006

10.24.5	Employment Agreement, effective January 3, 2007, between Celsion Corporation and Mr. Michael H. Tardugno filed on Form 8-K on December 21, 2006

10.24.6	Stock Option Agreement effective January 3, 2007 between Celsion Corporation and Michael H. Tardugno filed on Form 8-K on January 3, 2007

10.24.7	Stock Purchase Agreement made January 16, 2006, by and among Dr. Augustine Y. Cheung, Celsion Corporation and Celsion (Canada) Limited

10.24.8	Transition Services Agreement effective January 16, 2006, by and between Celsion Corporation and Celsion (Canada) Limited

10.24.9	Consulting Agreement effective January 16, 2006, by and between Celsion Corporation and Dr. Augustine Y. Cheung

10.24.10	Separation Agreement and General Release effective January 16, 2006, by and between Celsion Corporation and Dr. Augustine Y. Cheung

10.24.11+	First amendment to Transition Services Agreement entered into as of March 28, 2006 by and between Celsion Corporation and Celsion (Canada) Limited

10.24.12	Restricted Stock Agreement dated October 3, 2006

10.24.13	Stock Option Grant Agreement dated October 3, 2006

10.24.14	Form of Restricted Stock Agreement for Celsion Corporation 2004 Stock Incentive Plan filed on Form 10Q on November 8, 2006

10.24.15	Form of Stock Option Agreement for Celsion Corporation 2004 Stock Incentive Plan filed on Form 10Q on November 8, 2006

14.1	Code of Ethics and Business Conduct, incorporated herein by reference to Exhibit 14.1 to the Annual Report on Form 10-K of the Company for the Year Ended September 30, 2003

23.1+	Consent of Stegman & Company, independent registered public accounting firm for the Company

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1^	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2^	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed herewith.
^	Furnished herewith.
*	Management contract or compensatory plan furnished herewith.

SIGNATURES

Pursuant to the requirement of Section 13 or 159(d) of the Securities Exchange Act of 1934, the Registrant has duly caused its annual report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

CELSION CORPORATION

March 27, 2007	By:	/s/ Michael H. Tardugno
Michael H. Tardugno
President and Chief Executive Officer

	By:	/s/ Anthony P. Deasey
Anthony P. Deasey
Executive Vice President – Chief Operating Officer, Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Michael H. Tardugno	President and Chief Executive Officer (Principal Executive Officer)	March 27, 2007
Michael H. Tardugno

/s/ Anthony P. Deasey	Executive Vice President – Chief Operating Officer, Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2007
Anthony P. Deasey

/s/ Max E. Link	Chairman of the Board	March 27, 2007
Max E. Link

/s/ Gary W. Pace	Director	March 27, 2007
Gary W. Pace

/s/ Lawrence S. Olanoff	Director	March 27, 2007
Lawrence S. Olanoff

/s/ Kris Venkat	Director	March 27, 2007
Kris Venkat

/s/ Gregory Weaver	Director	March 27, 2007
Gregory Weaver

/s/ Augustine Chow	Director	March 27, 2007
Augustine Chow

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s assessment and those criteria, management has concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The Company’s independent registered public accountants, Stegman & Company, have issued an attestation report on management s assessment of the Company’s internal control over financial reporting. The report of Stegman & Company appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Celsion Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Celsion Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of December 31, 2006 and 2005 and the related statements of operations, changes in stockholders’ (deficit)/equity , and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 2, 2007, expressed an unqualified opinion on those financial statements.

/s/ Stegman & Company
Baltimore, Maryland
March 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Celsion Corporation

Columbia, Maryland

We have audited the accompanying balance sheets of Celsion Corporation (the Company) as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholders’ (deficit)/equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celsion Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Stegman & Company
Baltimore, Maryland
March 26, 2007

CELSION CORPORATION

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

	December 31, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$1,032,674	$2,313,430
Short term investments	8,000,000	6,000,000
Accounts receivable - trade	1,882,373	715,714
Other receivables	21,675	49,799
Inventories	2,830,549	3,325,640
Prepaid Expenses	430,494	436,521
Escrow account - license fee	1,824,740	—

Total current assets	16,022,505	12,841,104

Property and equipment - at cost
Furniture and office equipment	185,877	182,171
Computer hardware and software	317,390	304,522
Laboratory and shop equipment	755,482	656,676
Leasehold improvements	132,148	132,148

	1,390,897	1,275,517
Less: Accumulated depreciation	875,834	704,662

Net value of property and equipment	515,063	570,855

Other assets
Investment in Celsion China, Ltd.	—	11,994
Advances under Celsion Canada, Ltd. transition agreement	583,322	—
Note receivable	1,038,416	—
Note receivable - accrued interest	43,190	—
Escrow account - license fee	—	2,053,153
Deposits	653,931	432,335
Patent licensing fee (net of accumulated amortization of $1,875)	73,125	—

Total other assets	2,391,984	2,497,482

Total assets	$18,929,552	$15,909,441

CELSION CORPORATION

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

(continued)

	December 31, 2006	December 31, 2005
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable - trade	$2,135,605	$1,996,158
Other accrued liabilities	1,291,469	1,317,876
Accrued non-cash compensation	9,500	10,132
Current portion of deferred revenue	571,428	571,428

Total current liabilities	4,008,002	3,895,594

Long-term liabilities
Deferred revenue - license fee	1,809,524	2,380,953
Loan payable - principal	15,000,000	6,000,000
Loan payable - interest	1,277,698	177,625
Other liabilities	35,152	29,773

Total long-term liabilities	18,122,374	8,588,351

Total liabilities	22,130,376	12,483,945

Stockholders’ (deficit) equity (1)
Common stock - $0.01 par value (250,000,000 shares authorized; 10,739,804 shares and 10,726,177 shares issued and outstanding at December 31, 2006 and 2005, respectively.)	107,398	107,262
Additional paid-in capital	87,178,592	86,220,818
Accumulated deficit	(90,486,814)	(82,902,584)

Total stockholders’ (deficit) equity	(3,200,824)	3,425,496

Total liabilities and stockholders’ (deficit) equity	$18,929,552	$15,909,441

See accompanying notes.

(1)	Share information has been adjusted to give effect to the February 27, 2006 15:1 reverse stock split as if it occurred at the beginning of the earliest period presented.

CELSION CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Year Ended December 31,
	2006	2005	2004
Revenues:
Sales of equipment and parts	$11,624,676	$12,458,863	$2,506,228
Returns and allowances	373,859	138,722	—

Total revenues	11,250,817	12,320,141	2,506,228
Cost of sales	6,669,075	8,112,760	2,100,888

Gross profit	4,581,742	4,207,381	405,340
Operating expenses:
Research and development	9,345,381	10,081,483	11,533,421
General and administrative	3,722,991	3,405,409	3,470,869

Total operating expenses	13,068,372	13,486,892	15,004,290

Loss from operations	(8,486,630)	(9,279,511)	(14,598,950)
Other income (expense):
Gain on the sale of Celsion (Canada) Ltd.	1,011,923	—	—
License fee income amortization	571,429	571,429	476,191
Other expense, net	(213,869)	(96,891)	(92,203)
Interest income	636,561	299,245	229,914
Interest expense	(1,103,644)	(179,591)	—

Loss before income taxes	(7,584,230)	(8,685,319)	(13,985,048)
Income taxes	—	—	—

Net loss	$(7,584,230)	$(8,685,319)	$(13,985,048)

Net loss per common share (basic and diluted) (1)	$(0.71)	$(0.81)	$(1.32)

Weighted average shares outstanding (1)	10,728,435	10,725,091	10,583,772

(1) Adjusted to reflect the 15:1 reverse split on February 27, 2006 as if it occurred at the beginning of the earliest period presented.

See accompanying notes.

CELSION CORPORATION

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net loss for the year	$(7,584,230)	$(8,685,319)	$(13,985,048)
Non-cash items included in net loss:
Depreciation and Amortization	228,262	250,037	200,515
Gain in sale of Celsion Canada	(1,011,923)	—	—
Stock based compensation - Options	838,602	—	—
Stock based compensation - Restricted Stock	74,206	—	—
Amortization of deferred license fee	(571,429)	(571,429)	(476,191)
Loss from investment in Celsion China, Ltd	207,687	95,803	92,203
Shares issued in exchange for services	47,499	78,539	200,760
Stock options issued in exchange for services	—	17,997	496,221
Executive repriced options	—	—	(1,030,684)
Amortization of patent license	1,875	—	—
Loss from disposal of property and equipment	12,589	1,088	—
Other liabilities	—	29,773	—
Net changes in:
Accounts receivable-trade	(1,201,659)	(23,776)	(691,938)
Other receivables	(11,825)	41,302	(74,348)
Inventories	543,748	(1,123,977)	(1,283,953)
Prepaid expenses	6,027	242,716	(317,270)
Escrow account-license fee	228,413	(46,151)	(2,007,002)
Prepaid inventory development costs	—	58,214	359,239
Note receivable - accrued interest	(43,190)	—	—
Deposits	(221,596)	(414,629)	5,916
Deferred revenue - license fee	—	—	4,000,000
Accounts payable and accrued interest	1,246,154	1,354,616	188,071
Accrued non-cash compensation	(632)	—	(99,773)
Other accrued liabilities	(21,368)	633,326	482,124

Net cash used in operating activities	(7,232,790)	(8,061,870)	(13,941,158)
Cash flows from investing activities
Purchases of short term investments	(12,000,000)	(6,000,000)	(4,897,438)
Sale of short-term investments	10,000,000	9,900,440	—
Advances under Celsion Canada transition agreement	(583,322)	—
Investment in Celsion China, Ltd.	(196,783)	—	(200,000)
Purchase of patent license	(75,000)	—
Purchase of property and equipment	(187,817)	(108,516)	(484,056)
Other	(2,647)	—

Net cash (used in) provided by investing activities	(3,045,569)	3,791,924	(5,581,494)
Cash flows from financing activities
Increase in loan payable	9,000,000	6,000,000	—
Fractional share payment	(2,397)	—	—
Proceeds of stock issuances	—	—	12,836,621

Net cash provided by financing activities	8,997,603	6,000,000	12,836,621
Net (decrease) increase in cash and cash equivalents	(1,280,756)	1,730,054	(6,686,031)
Cash and cash equivalents at beginning of year	2,313,430	583,376	7,269,407

Cash and cash equivalents at end of year	$1,032,674	$2,313,430	$583,376

Cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

See accompanying notes

CELSION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)/EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Total
Balance at January 1, 2004	9,868,415	$98,685	$73,586,528	$(60,232,217)	$13,452,996
Sale of common stock	405,631	4,056	8,755,944	—	8,760,000
Exercise of common stock warrants and options	426,912	4,269	4,072,353	—	4,076,622
Shares and Stock Options issued in exchange for services	15,082	151	696,830	—	696,981
Effect of repriced options	—	—	(1,030,684)	—	(1,030,684)
Net loss	—	—	—	(13,985,048)	(13,985,048)

Balance at December 31, 2004	10,716,040	107,161	86,080,971	(74,217,265)	11,970,867
Shares and Stock Options issued in exchange for services	10,137	101	139,847	—	139,948
Net loss	—	—	—	(8,685,319)	(8,685,319)

Balance at December 31, 2005	10,726,177	107,262	86,220,818	(82,902,584)	3,425,496
Stock-based compensation expense related to employee stock options			838,602	—	838,602
Shares issued in exchange for services	13,627	136	47,363	—	47,499
Restricted stock expense	—	—	74,206	—	74,206
Fractional share payment	—	—	(2,397)	—	(2,397)
Net loss	—	—	—	(7,584,230)	(7,584,230)

Balance at December 31, 2006	10,739,804	$107,398	$87,178,592	$(90,486,814)	$(3,200,824)

(1) Shares outstanding and share amounts adjusted to reflect the 15:1 reverse split on February 27, 2006 as if it had occurred at the beginning of the earliest period presented.

See accompanying notes.

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description Of Business

Celsion Corporation, referred to herein as “Celsion” or “the Company,” a Delaware corporation based in Columbia, Maryland, is a biotechnology company dedicated to furthering the development and commercialization of treatment systems for cancer and other diseases using focused heat energy in combination with other therapeutic devices, heat-activated drugs or heat-activated genes.

On February 19, 2004 Celsion received premarketing approval (PMA) from the Food and Drug Administration (FDA) for its Prolieve Thermodilatation system for the treatment of Benign Prostatic Hyperplasia (BPH), a chronic condition of enlargement of the prostate common in older men. The Prolieve system is currently being marketed through our licensed distributor, Boston Scientific Corporation.

In addition, Celsion is currently conducting Phase I clinical trials of (i) a treatment for liver cancer using a combination of ThermoDox, a proprietary encapsulation of doxorubicin, a common cancer-treating drug, in a heat-activated liposome which Celsion licenses exclusively from Duke University, and Radio Frequency Ablation, or RFA and (ii) a treatment for recurrent chest wall breast cancer using a combination of ThermoDox and microwave heat.

Basis Of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles and include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. As described in Note 4, the Company owned 71.3% of the outstanding shares of Celsion China, Ltd until the second quarter of 2006 and a 100% ownership interest in the outstanding shares of Celsion (Canada) Ltd. from August 2005 until January 2006. The results of operations from these subsidiaries are consolidated in these financial statements for the periods during which such ownership was held. The Company sold 100% of the outstanding shares of Celsion (Canada) Ltd. during the first quarter of 2006 and terminated its interest in Celsion China, Ltd. during the second quarter of 2006 and, accordingly, does not own any subsidiaries as of December 31, 2006.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments purchased with an original maturity of three months or less. These funds are not covered by FDIC insurance.

Fair Value of Financial Instruments

The carrying values of financial instruments approximate their respective fair values.

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(continued)

Short Term Investments

The Company classifies its investments in marketable securities with readily determinable fair values as investments available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity. The Company has classified all of its investments as available-for-sale. Unrealized holding gains and losses on available-for-sale securities are reported as a net amount in accumulated other comprehensive gain or loss in stockholders’ equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.

The Company’s short term investments consist of Auction Rate Certificates and Auction Preferred Securities. Auction Rate Certificates are municipal bonds which pay interest at a floating rate set periodically, usually 7, 28 or 35 days. Auction Preferred Securities are issued by closed end bond funds and pay dividends every 7, 28 or 35 days. Increases or withdrawals from investments can take place every 7, 28 or 35 days. Both investment vehicles are rated A1P1 commercial paper equivalents, trade at par and do not have significant market fluctuations. The carrying values of the Company’s short-term investments approximate their respective fair values.

Accounts Receivable - Trade

Amounts due Celsion from the sale of Prolieve control units and catheter kits comprise the entire balance of Accounts Receivable—Trade. These amounts are due from Boston Scientific. The Company believes that the full value of its accounts receivable balance will be collected, and accordingly has not established an allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market. Prolieve control units are tracked by serial number and cost is the actual cost of each unit. Catheter kits are carried at average cost. There are no general and administrative costs included in the carrying value. An inventory reserve has been established to reflect the estimated value of excess and obsolete inventory. A reserve for obsolete and excess inventories of $7,009 and $39,706 was recorded as of December 31, 2006 and 2005, respectively.

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided over the estimated useful lives of the related assets, ranging from three to seven years, using the straight-line method. Major renewals and improvements are capitalized at cost and ordinary repairs and maintenance are charged against operations as incurred. Depreciation expense was $228,262, $218,762 and $190,793 for years ended December 31, 2006, 2005, 2004, respectively.

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model.

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(continued)

Deposits

Deposits include real property security deposits and other deposits which are contractually required and of a long-term nature. As of December 31, 2006 and 2005, deposits included a balance of approximately $373,000 which was held by a clinical research organization in connection with Celsion’s BPH PMA study. The study is anticipated to take 5 years to complete and such deposits is held against final billings.

Patent Licenses

The Company has purchased several licenses for rights to patented technologies. Patent license costs are amortized on a straight-line basis over the estimated life of the related patent. The weighed-average amortization period for these assets is 10 years.

Revenue Recognition

Revenue is recognized on Prolieve control units as they are sold to ultimate customers by Boston Scientific. Prolieve control units shipped to Boston Scientific but not yet sold to ultimate customers are reflected in finished goods inventory. Revenue on the sale of catheter kits is recognized upon shipment to Boston Scientific. All of Company’s revenues for the years ended December 31, 2006, 2005 and 204 were derived from sales to Boston Scientific, a United States based corporation.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the Company’s consolidated financial statements. The objective of SFAS No. 130 is to report a measure (comprehensive income (loss)) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. The Company had no unrealized gains or losses on short-term investments available-for-sale for the years ended December 31, 2006, 2005 and 2004.

Cost of Sales

Cost of sales includes the inventory carrying value of items sold, shipping and handling, miscellaneous production costs, excess and obsolescence costs and warranty expenses.

Product Warranties

Celsion warrants Prolieve control units for a period of 12 months from date of delivery to the end user and catheter kits until the date of expiration. Warranty exposure is reviewed and accruals, if any, are included in cost of sales. The Company has accrued a warranty reserve as of December 31, 2006 and 2005 in the amount of $15,000.

Research and Development

Research and development costs are expensed as incurred. Equipment and facilities acquired for research and development activities that have alternative future uses are capitalized and charged to expense over their estimated useful lives.

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(continued)

Net Loss Per Common Share

Basic and diluted net loss per common share was computed by dividing net loss for the year by the weighted average number of shares of Common Stock outstanding during each period. The impact of Common Stock equivalents has been excluded from the computation of diluted weighted average common shares outstanding, as their effect is anti-dilutive. Net loss per share has been adjusted to reflect the 15:1 reverse split effective February 27, 2006 as if it had occurred at the beginning of the earliest period presented.

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

Stock-Based Compensation

As more fully described in Note 8, the Company has two stock option plans that provide for non-qualified and incentive stock options to be issued to directors, officers, employees and consultants the 2004 Employee Stock Plan (the “2004 Plan”) and the 2001 Stock Option Plan (the “2001 Plan”).

Prior to January 1, 2006, the company accounted for options issued under the plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based compensation cost related to employee stock options was recognized in the Statement of Operations for the years ended December 31, 2005 or 2004 as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Financial results for the years ended December 31, 2005 and 2004 have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, the company’s loss before income taxes and net loss for the year ended December 31, 2006, are $838,602 higher than if it had continued to account for share-based compensation under Opinion 25. As a result of adopting Statement 123(R) on January 1, 2006, the company’s reported basic and diluted loss per share for the year ended December 31, 2006, are $0.08 higher than if it had continued to account for share-based compensation under Opinion 25. The adoption of SFAS 123(R) did not affect the Company’s cash flows from operations or cash flows from financing activities.

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(continued)

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“Interpretation 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition and is effective for periods beginning after December 31, 2006. As discussed in Note 5, the Company has substantial net operating loss carryforwards that are fully reserved and that are available to reduce its future taxable income. As a result, the Company does not believe that the adoption of Interpretation 48 will have a material effect on the Company’s results of operations, financial condition or liquidity.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in the accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income for the period of change. SFAS 154 carries forward the guidance in APB Opinion 20 “Accounting Changes”, requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. The adoption of SFAS No. 154 on January 1, 2006 did not significantly impact the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157 “Fair Value Measurements”, which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is not expected to have a significant impact on the Company’s financial statements.

Reclassifications

Certain amounts for the years ended December 31, 2004 and 2005 have been reclassified to conform to the presentation adopted for 2006.

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(continued)

2. FINANCIAL CONDITION

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s treatment systems, and applications and submissions to the Food and Drug Administration. The Company believes these expenditures are essential for the commercialization of its technologies. As a result of these expenditures, as well as general and administrative expenses, the Company has an accumulated deficit and a stockholders’ deficit $90.5 million and $3.2 million, respectively, as of December 31, 2006.

The Company expects its operating losses to continue for the foreseeable future as it continues its product development efforts, and undertakes marketing and sales activities. The Company’s ability to achieve profitability is dependent upon its ability to obtain governmental approvals, produce, and market and sell its new products. There can be no assurance that the Company will be able to commercialize its technology successfully or that profitability will ever be achieved. The operating results of the Company have fluctuated significantly in the past. The Company expects that its operating results will fluctuate significantly in the future and will depend on a number of factors, many of which are outside the Company’s control.

The Company will need substantial additional funding in order to complete the development, testing and commercialization of its cancer treatment products. Celsion has made a significant commitment to heat-activated liposome research and development projects and it is the Company’s intention at least to maintain, and possibly increase, the pace and scope of these activities. The commitment to these new projects will require additional external funding, at least until the Company is able to generate sufficient cash flow from sale of one or more of its products to support its continued operations. Management believes that adequate funding is available from cash resources on hand at December 31, 2006 and income generated from sale of Prolieve control units and catheter kits to fund operations as least through the end of 2007.

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

The Company has also received notice from The American Stock Exchange (AMEX) that the AMEX has determined that the Company is not in compliance with certain conditions of the continued listing standards of Section 1003 of the AMEX Company Guide. See Note 8.

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(continued)

3. INVENTORIES

Inventories are stated at the lower of cost or market and consist of the following at December 31:

	2006	2005
Components	$29,399	$535,253
Finished goods	2,808,159	2,830,093

	2,837,558	3,365,346
Less: Reserve for obsolete and excess inventory	(7,009)	(39,706)

	$2,830,549	$3,325,640

4. INVESTMENTS

Celsion China, Ltd.

On December 15, 2003 Celsion announced the formation of a joint venture with Asia Pacific Life Science Group, Ltd., a Hong Kong-based investment company. Celsion invested $200,000 to purchase a 45.65% equity position in Celsion China, Ltd. on February 5, 2004 and made an additional $25,000 investment in the equity of Celsion China in January 2006, bringing Celsion’s equity ownership to 71.3%. An additional cash advance was made to Celsion China amounting to $84,123 on January 12, 2006 in the form of a loan.

During the second quarter of 2006, Celsion terminated its interest in Celsion China Ltd, and wrote-off all balances associated with the investment. The loss recorded on the investment for the year ended December 31, 2006, including final dissolution expenses, amounted to $207,687.

Celsion Canada

On August 25, 2005, the Company formed Celsion (Canada) Limited (“Celsion Canada”), a 100%-owned subsidiary, to hold all the tangible and intangible assets related to its Adaptive Phase Array (APA) technology for the treatment of breast cancer. Such subsidiary conducted no financial transactions, but was consolidated for purposes of financial reporting. On January 16, 2006, the Company sold 100% of the outstanding shares of Celsion Canada to Dr. Augustine Y. Cheung, Celsion’s founder and former President, Chief Executive Officer and Director, in exchange for a non-interest bearing promissory note of $1,500,000 to be paid over 78 months. The promissory note is secured by a pledge of 100,536 shares of Celsion Common Stock owned by Dr. Cheung and his wife. The promissory note accrues interest only in the event that scheduled payments are in arrears. The Stock Purchase Agreement also provides for Celsion Canada to pay up to $18,500,000 in royalties derived from a 5% royalty on net sales of certain products sold by, and patent royalties received by, Celsion Canada and its successors and assigns.

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(continued)

The Company recorded proceeds from the sale of Celsion Canada of $1,146,428, representing the discounted present value of the promissory note at January 16, 2006 (such present value calculated at 8.25%, or prime rate at January 16, 2006 plus one percent.) During the quarter ended June 30, 2006, Celsion reduced the value of the note receivable by $96,919, in exchange for Dr. Cheung’s agreement to forgo a bonus payment for the year ended December 31, 2005 due under his employment agreement as Chief Scientific Officer of the Company. The employment contract was terminated on January 16, 2006 at which time the Company and Dr. Cheung also entered into a two-year consulting services agreement pursuant to which Dr. Cheung will provide certain services to the Company in exchange for an annual retainer of $100,000, payable on a quarterly basis, and additional per diem amounts of at least $60,000 per year.

The Company recorded a net gain on sale of Celsion Canada of $1,011,923 during the year ended December 31, 2006. The Company also recorded interest income on the promissory note for the year ended December 31, 2006 of $43,190. The next scheduled payment is due June 30, 2008 with additional payments due every six months thereafter through December 31, 2010.

In conjunction with the sale of Celsion (Canada) Limited, the buyer and Celsion entered into a Transition Services Agreement pursuant to which Celsion agreed to (a) sublet space in the Company’s offices for use by Canada to carry on its business for a period of up to six months from the date of the agreement; (b) provide administrative support services as needed in the operation of Canada’s business for the period of the sublease and (c) advance funds to pay salary and health and dental insurance for certain employees of Celsion Canada and, in addition, pay expenses reasonably incurred in connection with the operation of Canada’s business up to $100,000 for the shorter of the period ending June 30, 2006 or the date of closing by Celsion Canada of a transaction involving the merger of Canada into a newly created Canadian Capital Pool Company and a simultaneous funding through a private placement of shares under terms approved by the Toronto Stock Exchange (the “Canada Transaction”).

The Transition Services Agreement was amended on March 28, 2006 to advance Celsion (Canada) Limited an additional $200,000 to fund reasonable operating expenses. This additional advance is repayable under the same terms as the Transition Services Agreement. However, in the event of default, Dr. Cheung will forgo payments due under the consulting agreement between Celsion Corporation and Dr. Cheung dated January 16, 2006. The cumulative balance advanced under the Transition Services Agreement, as amended, at December 31, 2006 was $583,322, including accrued interest on the balance due under the Transition Services Agreement of $11,948.

The Canada Transaction did not close by December 31, 2006. Based on discussions with Canada management, Celsion management established that diligent efforts were being made by Canada management to close the Canada Transaction on a timely basis and agreed to extend the due date for repayment of the loan to the earlier of the closing of the Canada Transaction or June 30, 2007. Within ten days after the closing of the Canada Transaction, Canada will pay the Company all amounts due under the Transition Services Agreement.

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(continued)

5. INCOME TAXES

A reconciliation of the Company’s statutory tax rate to the effective rate for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Year Ended December 31,
	2006	2005	2004
Federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal tax benefit	4.6	4.6	4.6
Valuation allowance	(38.6)	(38.6)	(38.6)

	0.0%	0.0%	0.0%

As of December 31, 2006, the Company had net operating loss carry forwards of approximately $77,900,000 for federal income tax purposes that are available to offset future taxable income through the year 2027.

Approximate Amount Of Unused Operating Loss Carryforwards	Expiration During Year Ended
$60,000	12/31/2008
1,390,000	12/31/2010
1,900,000	12/31/2011
3,050,000	12/31/2012
3,900,000	12/31/2013
2,400,000	12/31/2019
4,500,000	12/31/2020
6,500,000	12/31/2021
9,500,000	12/31/2022
12,000,000	12/31/2023
2,300,000	12/31/2024
15,600,000	12/31/2025
8,200,000	12/31/2026
6,600,000	12/31/2027

$77,900,000

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(continued)

The components of the Company’s deferred tax asset as of December 31, 2006 and 2005 are as follows:

	As of December 31,
	2006	2005
Net operating loss carry forwards	$30,095,000	$27,700,000
Compensation expense related to employee stock options	353,000	—

	30,448,000	27,700,000
Valuation allowance	(30,448,000)	(27,700,000)

	$—	$—

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

7. TRANSACTIONS WITH BOSTON SCIENTIFIC CORPORATION

Distribution Agreement

Celsion entered into a Distribution Agreement with Boston Scientific Corporation (Boston Scientific or BSC) as of January 21, 2003 pursuant to which the Company granted Boston Scientific exclusive rights to market and distribute the Prolieve system and its component parts for the treatment of BPH in all territories other than China, Taiwan, Hong Kong, Macao, Mexico and Central and South America. The Distribution Agreement has a seven-year term commencing on February 21, 2004. The parties share gross sales (less costs and expenses) attributable to the product.

Celsion received a $4,000,000 licensing fee under the Distribution Agreement which was paid in two installments. The first installment of $2,000,000 was paid to Celsion during the quarter ended June 30, 2004. The second installment of $2,000,000 was placed in an interest bearing escrow account for a period of 36 months beginning February 21, 2004 for payment of any legal expenses, settlements, license fees, royalties, damages or judgments incurred by Celsion or Boston Scientific in connection with any patent litigation related to alleged infringement of third party patents. Interest on the escrowed funds is retained in escrow and accrued to the benefit of Celsion. The balance remaining in the escrow was released to Celsion on February 20, 2007 and used to purchase a license from AMS and pay final legal costs. The Company remains liable for all defense costs so long as it owns the Prolieve product.

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(continued)

The Company is recognizing the entire $4,000,000 licensing fee at the rate of $47,619 per month over a seven-year term which began March 1, 2004. Interest earned in the escrow account is recognized monthly by Celsion.

Transaction Agreement

The Company and BSC entered into a Transaction Agreement on January 21, 2003 pursuant to which BSC agreed to purchase Common Shares of the Company’s upon attainment of specified milestones by Celsion. On January 21, 2003, BSC purchased 625,023 shares of the Company’s Common Stock for $5,000,000. On March 2, 2004, BSC purchased 138,889 shares of the Company’s Common Stock for $4,000,000. On April 7, 2004, BSC purchased 84,925 shares of the Company’s Common Stock for $2,000,000. As of December 31, 2006, Boston Scientific beneficially owned approximately 7.9% (unaudited) of the Company’s Common Stock.

The Company has also granted BSC an exclusive option to purchase the Prolieve Assets for a fixed price of $60,000,000. This option is exercisable for a period of five years, expiring in February 2009. Additionally, for a period of up to seven years, the Company has granted Boston Scientific the right to (i) match any unsolicited offer that the Company may receive for any other product developed by the Company and (ii) make a written offer to the Company in the event the Company desires to sell, license or distribute any product developed by it.

Loan Agreement

On August 8, 2005, Celsion Corporation and Boston Scientific entered into the First Amendment to the Transaction Agreement (the First Amendment) pursuant to which BSC agreed to lend the Company up to $15,000,000 (the Loan) to be evidenced by one or more convertible secured promissory notes. The first installment of $6,000,000 was disbursed on August 17, 2005. The second installment of $4,500,000 was disbursed on February 2, 2006, and the third disbursement of $4,500,000 was disbursed on July 28, 2006.

The promissory notes issued under this loan agreement are repayable on February 28, 2009 and accrue interest at a rate of prime rate plus one percent. The maturity date of the loan is accelerated in the event BSC exercises its option to purchase the Prolieve Assets. The loan is secured by a continuing security interest in the Company’s right, title and interest in the Prolieve Assets, consisting of substantially all of the trade accounts receivable, inventories and intellectual property owned by the Company at December 31, 2006.

BSC may, at any time, convert in whole or in part the outstanding loan balance plus accrued interest into shares of the Company’s common stock at a minimum conversion price of $9.15 per share. Additionally, BSC may apply the outstanding principal plus accrued interest on the Note toward the Option Exercise Price (as defined in the Transaction Agreement) if BSC decides to exercise the option granted to BSC under the Transaction Agreement relating to the assets and technology with respect to the Company’s Prolieve product.

The Company has the right to prepay the loan at any time without penalty.

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(continued)

8. STOCKHOLDERS’ (DEFICIT)/EQUITY

Common Stock

Reverse stock split

On February 27, 2006, the Company affected a 15:1 reverse stock split of the Company’s issued and outstanding shares of Common Stock. As of that date, each fifteen shares of the Company’s issued and outstanding shares of Common Stock were automatically combined, converted and changed into one share of Common Stock of the Company (the Reverse Split). No fractional shares were issued as a result of the Reverse Split. Instead, the Company paid cash in lieu of fractional shares based on the average closing price of the Company’s Common Stock for the five trading days prior to the effective date of the Reverse Split. Unless otherwise noted herein, all share numbers and per share financial information in this Annual Report on Form 10-K are presented after giving effect to the reverse stock split.

American Stock Exchange listing

On June 14, 2006, Celsion received notice from The American Stock Exchange (AMEX) that the AMEX had determined that the Company was not in compliance with certain conditions of the continued listing standards of Section 1003 of the AMEX Company Guide. Specifically, the AMEX noted that the Company’s shareholders’ equity was less than $4,000,000 and losses from continuing operations and/or net losses were incurred in three of the last four fiscal years, and that shareholders’ equity was less than $6,000,000 and losses from continuing operations and/or net losses were incurred in each of the last five fiscal years. Additionally, the Company’s shareholders’ equity was less than $2,000,000 and losses from continuing operations and/or net losses were incurred in two of its three most recent fiscal years.

Pursuant to the notice dated June 14, 2006, the Company was afforded the opportunity to submit a plan of compliance to the AMEX, and on July 14, 2006, presented its plan to the AMEX. On August 31, 2006, the AMEX notified the Company that it had accepted the Company’s plan of compliance and granted the Company an extension until December 14, 2007 to regain compliance with the continued listing standards. The Company will be subject to periodic review by the AMEX staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the AMEX.

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

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(continued)

2001 Stock Option Plan

In 2001, the Board of Directors adopted a stock plan for directors, officers and employees (the 2001 Plan). The purpose of the 2001 Plan was to promote long-term growth and profitability of Celsion by providing key people with incentives to improve stockholder value and contribute to the growth and financial success of Celsion, and to enable the company to attract, retain and reward the best available persons for positions of substantial responsibility.

The 2001 Plan permitted the granting of stock options (including nonqualified stock options and incentive stock options qualifying under Section 422 of the Code) and stock appreciation rights or any combination of the foregoing. During the year that ended December 31, 2006, 21,336 options became available under the 2001 Plan and were rolled into the 2004 Stock Incentive Plan.

2004 Employee Stock Plan

In 2004, the Board of Directors adopted a stock plan for directors, officers and employees (the 2004 Plan) that provides for stock instruments to be issued enabling the holder thereof to acquire Common stock of the Company at prices determined by the Company’s Board of Directors. The purpose of the 2004 Plan is to promote the long-term growth and financial success of the Company and enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The 2004 Plan permits the granting of awards in the form of incentive stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, and performance awards, or in any combination of the foregoing. The 2004 Plan terminates, in 2014, 10 years from the date of the Plan’s adoption by the Company’s stockholders.

The 2004 Plan permits the grant of options and shares for up to 737,501 shares of the Company’s Common Stock (after adjustment for the 15:1 reverse stock split on February 27, 2006). At December 31, 2006, options to purchase 426,180 shares were available to be granted to employees under the 2004 Plan.

The Company has issued stock options and warrants to employees, directors, vendors and debt holders. Options and warrants are generally granted at market value at the date of the grant.

Incentive stock options may be granted to purchase shares of Common Stock at a price not less than 100% of the fair market value of the underlying shares on the date of grant, provided that the exercise price of any incentive option granted to an eligible employee owning more than 10% of the outstanding stock must be at least 110% of the such fair market value on the date of grant. Only officers and key employees may receive incentive stock options; all other qualified participants may receive non-qualified stock options.

Option awards vest upon terms determined by the Board of Directors. Restricted stock awards, performance stock awards and stock options are subject to accelerated vesting in the event of a change of control. The Company issues new shares to satisfy its obligations from the exercise of options.

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(continued)

Options Issued to Consultants for Services

The Company periodically issues options to consultants in exchange for services provided. The fair value of options granted is measured in accordance with SFAS 123(R) using the Black-Scholes option pricing model and recorded as an expense in the period in which such services are received. Generally, the terms of these plans require that the exercise price of such options may not be less than the fair market value of the Company’s Common Stock on the date the options are granted. Consultant options generally vest over various time frames or upon milestone accomplishments. Some vest immediately upon issuance. The options generally expire 10 years from the date of grant.

There were no options granted to consultants and no expense recognized with respect to consultant options for the year ended December 31, 2006. The Company recognized $17,997 and $496,221 of expense associated with the issuance of options to consultants during the years ended December 31, 2005 and 2004, respectively.

Stock Options	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2003 (1)	793,612	$10.20	—	$—
Granted	132,500	13.35	—	—
Exercised	(117,902)	9.90	—	—
Canceled or expired	(44,323)	11.70	—	—

Outstanding at December 31, 2004	763,887	10.65	—	—
Granted	568,017	6.00	—	—
Exercised	—	—	—	—
Cancelled or expired	(55,111)	10.50	—	—

Outstanding at December 31, 2005	1,276,793	8.70	—	—
Granted	154,234	4.04	—	—
Exercised	—	—	—	—
Cancelled or expired	(559,148)	8.10	—	—

Outstanding at December 31, 2006	871,879	$8.46	6.89	$—

(1)	Options outstanding and weighted-average exercise prices have been adjusted to reflect the February 27, 2006 15:1 reverse stock split

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(continued)

Warrants

Celsion has warrants outstanding at December 31, 2006 enabling the holders thereof to purchase up to 670,898 shares of the Company’s Common Stock at a weighted average exercise price of $14.83. The warrants were issued in exchange for consulting and financing services provided in past years, including prior private placements of equity securities. There was no compensation or other expense recorded for the year ended December 31, 2006 related to warrants outstanding.

The following is a summary of stock option and warrant activity for the three years ended December 31, 2006:

Warrants	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2003 (1)	1,230,963	$13.50	—	$—
Granted	76,696	20.25	—	—
Exercised	(308,552)	9.30	—	—
Canceled or expired	(6,067)	13.65	—	—

Outstanding at December 31, 2004	993,040	15.30	—	—
Granted	39	3.75	—	—
Exercised	—	—	—	—
Cancelled or expired	(19,431)	27.30	—	—

Outstanding at December 31, 2005	973,648	14.66	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled or expired	(302,750)	14.28	—	—

Outstanding at December 31, 2006	670,898	$14.83	1.41	$—

(1)	Options outsanding and weighted-average exercise prices have been adjusted to reflect the February 27, 2006 15:1 reverse stock split

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(continued)

A summary of the stock options and warrants outstanding as of December 31, 2006 is as follows:

Common Stock Options	Exercise Price From $2.18 to $ 6.00	Exercise Price From $6.01 to $ 9.60	Exercise Price From $ 9.61 to $13.80	Exercise Price From $13.81 to $22.50
Outstanding at December 31, 2006 (1)
Number of Options	292,456	308,532	216,888	54,003
Weighted average exercise price	$4.86	$8.20	$11.27	$18.30
Weighted average remaining contractual life (in years)	8.09	6.26	5.26	6.08
Exerciseable at December 31, 2006
Number of Options	159,510	267,308	212,371	36,002
Weighted average exercise price	5.55	8.34	11.30	17.59
Weighted average remaining contractual life (in years)	7.34	5.98	5.22	6.51

Warrants	Price From	Price From	Price From
Outstanding at December 31, 2006 (1)
Number of Warrants	118,865	162,642	389,391
Weighted average exercise price	$7.56	$10.98	$18.66
Weighted average remaining contractual life (in years)	1.14	1.63	1.76
Exerciseable at December 31, 2006
Number of Warrants	118,865	162,642	389,391
Weighted average exercise price	$7.56	$10.98	$18.66
Weighted average remaining contractual life (in years)	1.14	1.63	1.76

(1)	Options outstanding and weighted-average exercise prices have been adjusted to reflect the February 27, 2006 15:1 reverse stock split

Restricted Stock

A summary of the status of the Company’s non-vested stock awards as of December 31, 2006 and changes during the year ended December 31, 2006, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested stock awards at January 1, 2006	—	$—
Granted	53,323	$3.92
Vested	—	—
Forfeited	(26,879)	$4.08

Non-vested stock awards at December 31, 2006	26,444	$3.76

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(continued)

2002 Option Repricing

On March 25, 2002, in order to provide meaningful continuing stock-based incentives for members of management, and in recognition of the decline in the market price of the Company’s Common Stock, the Compensation Committee of the Board of Directors approved the cancellation of options to purchase a total of 241,666 shares of Common Stock held by certain key executives and issued new options to purchase a total of 210,000 shares, resulting in a net decrease of options to purchase 31,666 shares. The cancelled options had been issued to the Company’s executives pursuant to their respective employment contracts at exercise prices in excess of the current market price of the Company’s Common Stock. These options consisted of certain options vested at the time of cancellation, as well as options with vesting dates through April of 2003, and with expiration dates through April of 2011. The new options consist of currently vested compensatory options, bonus options, one-third of which were currently vested and the remainder of which vested on March 31, 2003 and 2004, and performance-based awards that vest, if at all, upon achievement, by the Company, of certain specified milestones, all of which expire in May of 2012. All of the new options were issued pursuant to the Company’s 2001 Stock Option Plan, at exercise prices at or in excess of the market price for the common stock on the date of grant.

The Company accounts for the repriced options using variable accounting under FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25. Consequently, during each reporting period the Company adjusts compensation expense relating to the vested portion of the repriced options to the extent that the fair market value of the Company’s Common Stock exceeds the exercise price of such options. The Company recognized compensation expense adjustments of $-0-, $-0-, and $(1,030,684) for the years ended December 31, 2006, 2005 and 2004, respectively. The compensation expense adjustment for the year ending December 31, 2004 was negative due to a decline in the market value of the Company’s Common Stock, which declined from $19.65 at the beginning of the year to $8.55 at December 31, 2004. Since the exercise prices of the repriced options range from $9.60 to $13.80, all previous compensation expense adjustments were reversed during 2004.

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(continued)

SFAS 123(R) stock-based compensation expense

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plan for the years ended December 31, 2005 and 2004. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods.

	2005	2004
Net loss, as reported	$(8,658,319)	$(13,985,048)
Deduct: Stock-based compensation (income) expense included in reported net loss	—	(1,030,684)
Total stock-based employee compensation expense determined using the fair value method for all awards	(914,507)	559,585

Pro forma net loss	$(9,572,826)	$(14,456,147)

Loss per Common Share as reported: (1)
Basic	$(0.81)	$(1.32)

Diluted	$(0.81)	$(1.32)

Pro forma loss per Common Share: (1)
Basic	$(0.89)	$(1.37)

Diluted	$(0.89)	$(1.37)

(1)	Adjusted to reflect 15:1 reverse split on February 27, 2006.

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was originally developed for use in estimating the fair value of traded options, which have different characteristics from Celsion’s nonqualified stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.30% to 4.96%	4.21%	3.62%
Expected volatility	83%	87.3%	93.4%
Expected life (in years)	6	7	6
Expected dividend yield	0.00%	0.00%	0.00%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. The risk free interest rate is derived from values assigned to U.S. Treasury strips as published in the Wall Street Journal in effect at the

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(continued)

time of grant. The model incorporates exercise, pre-vesting and post-vesting forfeiture assumptions based on analysis of historical data. The expected life of the fiscal 2006 grants was generated using the simplified method as allowed under Securities and Exchange Commission Staff Accounting Bulletin No. 107.

Total compensation cost charged related to employee stock options amounted to $838,602 for the year ended December 31, 2006. Such charge has been recorded in Research and development expense and General and administrative expense in the amounts of $432,402 and $406,200, respectively. Total compensation cost for share-based payment arrangements for the year ended December 31, 2006, representing employee compensation expense related to stock options and nonvested stock, amounted to $912,808 ($-0- and $1,030,684 for the years ended December 31, 2005 and 2004, respectively). No compensation cost related to share-based payments arrangements was capitalized as part of the cost of any asset at December 31, 2006 and 2005.

As of December 31, 2006, there was $671,981 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 0.76 years. At December 31, 2006, there were 842,376 options outstanding which were vested or expected to vest at a weighted average exercise price of $8.46. The weighted average remaining contractual term of these options were 6.61 years.

The weighted average grant-date fair values of the options granted during the years ended December 31, 2006, 2005 and 2004 were $3.43, $4.68 and $10.86, respectively. The total intrinsic value of options exercised during the year ended December 31, 2006 was $-0-.

See also Note 12.

Preferred Stock and Stockholder Rights Plan

The Company’s Certificate of Incorporation and Bylaws authorizes the issuance of “blank check” preferred stock by the Board of Directors, on such terms as it determines and without further stockholder approval. The Company has also implemented a stockholder rights plan and distributed rights to our stockholders. When these rights become exercisable, these rights entitle their holders to purchase one share of our Series C Junior Participating Preferred Stock at a price of $66.90 per one ten-thousandth of a share of Series C Preferred Stock. If any person or group acquires more than 15% of our Common Stock, the holders of rights (other than the person or group crossing the 15% threshold) will be able to purchase, in exchange for the $66.90 exercise price, $133.80 of our Common Stock or the stock of any company into which we are merged

9. LICENSE AGREEMENTS AND PROPRIETARY RIGHTS

The Company owns three United States patents pertaining to the treatment of enlarged prostrate or prostate cancer. These three patents are all being pursued internationally for patent right protection in a number of territories. Additionally, the Company has filed four other related patent applications in the U.S. and overseas. With regard to Liposome patents licensed from Duke University, the Company has filed two additional patents related to the formulation and use of liposomes. Further, in relation to the patents licensed from Duke, the Company has licensed from Valentis, CA certain global rights covering the use of pegylation for temperature sensitive liposomes.

The MMTC and Duke license agreements each contains license fee, royalty and/or research support provisions, testing and regulatory milestones, and other performance requirements that the Company must meet by certain deadlines with respect to the use of the licensed technologies. In conjunction with the patent holders, the Company intends to file international applications for certain of the United States patents.

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(continued)

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

On November 10, 1999, the Company entered into a license agreement with Duke under which the Company received exclusive rights (subject to certain exceptions) to commercialize and use Duke’s thermo-liposome technology. The license agreement contains annual royalty and minimum payment provisions and also requires milestone-based royalty payments measured by various events, including product development stages, FDA applications and approvals, foreign marketing approvals and achievement of significant sales. However, in lieu of such milestone-based cash payments, Duke agreed to accept shares of the Company’s Common Stock to be issued in installments at the time each milestone payment is due, with each installment of shares to be calculated at the average closing price of the Common Stock during the 20 trading days prior to issuance. The total number of shares issueable to Duke under these provisions is subject to adjustment in certain cases, and Duke has piggyback registration rights for public offerings taking place more than one year after the effective date of the license agreement. On January 31, 2003, the Company issued 253,691 shares of Common Stock to Duke University valued at $2,175,000 as payment under this licensing agreement.

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

10. CONTINGENT LIABILITIES AND COMMITMENTS

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

On February 7, 2007, Celsion entered into an agreement with AMS that settled the patent dispute. Under the settlement terms, Celsion paid a licensing fee and will pay a royalty based on sales of its Prolieve product to acquire a product license to AMS’ patents for the use of microwave energy to treat BPH and prostatitis. The agreement ended litigation between the two parties. The terms of the license agreement will not have a material impact on Celsion’s sales or gross margin. The agreement was also reached with the concurrence of BSC in accordance with the Transaction Agreement between BSC and Celsion dated January 21, 2003 which granted BSC an option to purchase the Prolieve Assets and which required that Celsion obtain BSC’s approval prior to entering into agreements related to the Prolieve business.

Under the Distribution Agreement with Boston Scientific described further in Note 7, an escrow account was established during March 2004 to provide available funds for payment of any legal expenses, settlements, license fees, royalties, damages or judgments incurred by Celsion or Boston Scientific in connection with any patent litigation related to alleged infringement of third party patents occurring during the 36-month term of the escrow. Celsion bears full responsibility for payment of claims in excess of available escrowed funds. Legal expenses in the amount of $639,607 have been incurred for the year ended December 31, 2006, including $318,199 paid through disbursements from the escrow account.

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(continued)

Contract Termination Commitment

The Company entered into a Development and Supply Agreement with Catheter Research, Inc. (“CR”) for the supply of catheter kits and related disposables on December 11, 2001. Under the Supply Agreement, CR is the exclusive provider of Prolieve catheter kits, subject to stated minimum annual purchase obligations, at the price and on the terms set forth therein. The Supply Agreement provides for an initial term of three years from the receipt of the Prolieve PMA from the FDA, with annual automatic renewals thereafter, subject to the right of either party to terminate upon six months notice. The agreement was amended on October 29, 2004 enabling Celsion to terminate the Supply Agreement at any time following notice to CR and upon payment of termination fees in the amount of $700,000.

Celsion provided notice of its intent to terminate on October 29, 2003 and paid $350,000 in respect of the termination fee during March 2004. The remaining $350,000 is due and payable upon FDA approval of an alternative catheter manufacturer following purchase of at least 2,000 catheter kits at an agreed upon price, as well as certain fees based on the average annual selling price of catheter kits to third-party end users. As of December 31, 2006, Celsion has met its obligation to purchase 2,000 catheter kits.

Contingent Purchase Commitment

Sanmina-SCI (Sanmina) and Celsion entered into a Medical Product Manufacturing Services Agreement on April 2, 2003 for the production of the Company’s Prolieve Thermodilatation control units. Under the terms of the agreement, Celsion may, from time-to-time, require Sanmina to acquire component inventories in excess of current demand. Such inventory purchased and held by Sanmina will be designated as excess inventory, and Celsion is responsible to reimburse Sanmina for the delivered cost of those components.

As of December 31, 2006, Celsion and Sanmina have agreed that the excess components have an estimated value at $154,048 (December 31, 2005—$499,244). In lieu of payment, Celsion agreed to pay a 1.5% monthly inventory carrying charge beginning October 1, 2005. The inventory carrying charge for the year ended December 31, 2006 amounted to $54,690 and has been included as a component of cost of sales (December 31, 2005—$18,099).

Operating lease commitments

The following is a summary of the future minimum rental payments required under operating leases that have initial or remaining lease terms of one year or more as of December 31, 2006:

For the year ending December 31:
2007	$222,038
2008	206,216
2009	210,379
2010	179,656
2011 and beyond	—

$818,289

Rent expense was $283,870, $275,771, and $236,020 for the years ended December 31, 2006, 2005 and 2004 respectively.

The Company believes it has sufficient office space and facilities for the foreseeable future.

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(continued)

11. CONCENTRATIONS OF CREDIT RISK

As of December 31, 2006, the Company had a concentration of credit represented by cash balances in one large financial institution that is not insured by the Federal Deposit Insurance Corporation. Additionally, the Company has a concentration of credit risk as a result of accounts receivable primarily due from Boston Scientific.

12. SUBSEQUENT EVENTS

On January 3, 2007, Celsion announced the grant of an inducement stock option award to its new Chief Executive Officer enabling him to purchase 430,000 shares of the Company’s Common Stock at a per share exercise price equal to the closing price of the common stock on January 3, 2007. The closing price on such date was $2.42. The stock option granted to Mr. Tardugno vests in four equal annual installments commencing on the first anniversary of the grant date and is subject to forfeiture in the event of resignation or termination for cause prior to vesting. The grant was made outside of any Company equity incentive plan or shares reserved for issuance under any such equity incentive plan and in connection with Mr. Tardugno’s previously disclosed appointment as, and as an inducement for him to serve as, President, Chief Executive Officer and a member of the Board of Directors of the Company.

On February 7, 2007, the Company entered into an agreement with AMS that settled the patent dispute. Under the settlement terms, Celsion paid a licensing fee and will pay a royalty based on sales of its Prolieve product to acquire a product license to AMS’ patents for the use of microwave energy to treat BPH and prostatitis. The agreement ended litigation between the two parties. The terms of the license agreement will not have a material impact on Celsion’s sales or gross margin. See Note 10.

On February 20, 2007, the Company received the funds held in escrow under the Distribution Agreement with Boston Scientific. See Note 7.

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(continued)

13. SELECTED QUARTERLY FINANCIAL INFORMATION FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 (UNAUDITED)

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Sales	$2,346,419	$305,790	$4,122,908	$4,475,700	$11,250,817
Cost of sales	1,754,503	651,873	1,903,144	2,359,555	6,669,075

Gross profit	591,916	(346,083)	2,219,764	2,116,145	4,581,742
Research and development expenses	(2,482,494)	(2,087,125)	(2,337,269)	(2,438,493)	(9,345,381)
General and administrative expenses	(1,127,496)	(1,020,080)	(849,745)	(725,670)	(3,722,991)
Gain on sale of Celsion (Canada) Ltd.	1,146,342	(134,419)	—	—	1,011,923
Other income (expense)	88,177	(135,060)	(23,898)	(38,742)	(109,523)

Net Loss	$(1,783,555)	$(3,722,767)	$(991,148)	$(1,086,760)	$(7,584,230)

Net loss per share - basic and diluted (1)	$(0.17)	$(0.35)	$(0.09)	$(0.10)	$(0.71)

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Sales	$1,870,153	$2,896,350	$3,205,829	$4,347,809	$12,320,141
Cost of sales	1,271,849	1,926,707	2,186,640	2,727,564	8,112,760

Gross profit	598,304	969,643	1,019,189	1,620,245	4,207,381
Research and development expenses	(2,218,590)	(2,485,328)	(2,293,562)	(3,084,003)	(10,081,483)
General and administrative expenses	(766,300)	(1,071,703)	(810,244)	(757,162)	(3,405,409)
Other income	183,221	183,463	130,752	96,756	594,192

Net Loss	$(2,203,365)	$(2,403,925)	$(1,953,865)	$(2,124,164)	$(8,685,319)

Net loss per share - basic and diluted (1)	$(0.21)	$(0.22)	$(0.18)	$(0.20)	$(0.81)

(1)	Adjusted to reflect 15:1 reverse split on February 27, 2006

Stock-based compensation related to employee stock options was as follows for the year ended December 31, 2006:

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total for Year
Stock-based compensation expense related to employee stock options included in:
Research and development	$207,512	$52,168	$92,663	$80,059	$432,402
General and administrative expense	148,919	148,684	162,067	(53,470)	406,200

Total	$356,431	$200,852	$254,730	$26,589	$838,602

There was no stock-based compensation expense related to employee stock options included for the year ended December 31, 2005 because the Company did not adopt the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), but rather used the alternative intrinsic value method.