Form 10-Q
period 2007-03-31
CELSION CORP
filed 2007-05-10
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Large Accelerated filer:  ☐    Accelerated filer:  ☐    Non-accelerated filer:  ☒

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 25, 2007 the Registrant had outstanding 10,831,251 shares of Common Stock, $.01 par value.

10.1	Settlement and License Agreement by and among Celsion Corporation, American Medical Systems, Inc. and AMS Research Corporation, dated February 7, 2007. (Confidential Treatment Requested. Filed herewith).

11	Statement Re. Computation of Earnings Per Share. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Index to Financial Statements
Page
Balance Sheets as of March 31, 2007 (Unaudited) and December 31, 2006	4 - 5

Statements of Operations (Unaudited) for the Three Months Ended March 31, 2007 and 2006	6

Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2007 and 2006	7

Notes to Financial Statements (Unaudited)	8 -14

CELSION CORPORATION

BALANCE SHEETS

March 31, 2007 and December 31, 2006

ASSETS

	March 31, 2007 (Unaudited)	December 31, 2006

ASSETS
Current assets
Cash and cash equivalents	$552,387	$1,032,674
Short term investments	7,000,000	8,000,000
Accounts receivable—trade	1,113,046	1,882,373
Other receivables	25,693	21,675
Inventories	2,899,543	2,830,549
Prepaid expenses	422,940	430,494
Escrow account—license fee	—	1,824,740

Total current assets	12,013,609	16,022,505

Property and equipment—at cost
Furniture and office equipment	195,508	185,877
Computer hardware and software	319,734	317,390
Laboratory and shop equipment	755,482	755,482
Leasehold improvements	132,148	132,148

	1,402,872	1,390,897
Less: Accumulated depreciation	925,144	875,834

Net value of property and equipment	477,728	515,063

Other assets
Advances under Celsion Canada, Ltd. transition agreement	600,782	583,322
Note receivable (net of discount of $230,192 and $268,394, respectively)	1,119,808	1,081,606
Deposits	787,703	653,931
Patent licensing fees (net of accumulated amortization of $26,938 and $1,875, respectively)	1,648,062	73,125

Total other assets	4,156,355	2,391,984

Total assets	$16,647,692	$18,929,552

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	March 31, 2007 (Unaudited)	December 31, 2006
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable—trade	$2,132,390	$2,135,605
Other accrued liabilities	972,314	1,291,469
Accrued non-cash compensation	4,750	9,500
Current portion of deferred revenue	571,428	571,428

Total current liabilities	3,680,882	4,008,002

Long-term liabilities
Deferred revenue—license fee	1,666,667	1,809,524
Loan payable—principal	15,000,000	15,000,000
Loan payable—interest	1,624,573	1,277,698
Other liabilities	35,176	35,152

Total long-term liabilities	18,326,416	18,122,374

Total liabilities	22,007,298	22,130,376

Stockholders’ deficit
Common stock—$0.01 par value (250,000,000 shares authorized; 10,770,652 shares and 10,739,804 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively.)	107,707	107,398
Additional paid-in capital	87,377,171	87,178,592
Accumulated deficit	(92,844,484)	(90,486,814)

Total stockholders’ deficit	(5,359,606)	(3,200,824)

Total liabilities and stockholders’ deficit	$16,647,692	$18,929,552

See accompanying notes.

CELSION CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Sales of equipment and parts	$2,931,862	$2,368,768
Returns and allowances	8,897	22,349

Total revenues	2,922,965	2,346,419
Cost of sales	1,536,399	1,754,503

Gross profit	1,386,566	591,916

Operating expenses:
Research and development	$2,425,440	$2,482,494
General and administrative	1,294,169	1,127,496

Total operating expenses	3,719,609	3,609,990

Loss from operations	(2,333,043)	(3,018,074)

Other income (expense):
Gain on the sale of Celsion (Canada) Ltd.	—	1,146,342
License fee income amortization	142,857	142,857
Other expense, net	—	(9,225)
Interest income	180,779	142,694
Interest expense	(348,263)	(188,149)

Loss before income taxes	(2,357,670)	(1,783,555)
Income taxes	—	—

Net loss	$(2,357,670)	$(1,783,555)

Net loss per common share (basic and diluted)	$(0.22)	$(0.17)

Weighted average shares outstanding	10,746,869	10,732,411

See accompanying notes.

CELSION CORPORATION

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net loss for the year	$(2,357,670)	$(1,783,555)
Non-cash items included in net loss:
Depreciation and Amortization	52,460	54,803
Accretion of Discount on Note Receivable	(38,202)	(25,089)
Stock based compensation—Options	143,548	—
Stock based compensation—Restricted Stock	25,590	—
Amortization of deferred license fee	(142,857)	(142,857)
Loss from investment in Celsion China, Ltd	—	9,912
Shares issued in exchange for services	29,750	420,908
Amortization of patent license	25,063	—
Loss from disposal of property and equipment	—	915
Net changes in:
Accounts receivable-trade	769,327	303,584
Other receivables	(4,018)	48,543
Inventories	(68,994)	750,705
Prepaid expenses	7,554	31,729
Escrow account-license fee	1,824,740	(19,372)
Deposits	(133,772)	(1,935)
Accounts payable and accrued interest	343,660	(382,931)
Other accrued liabilities	(323,881)	(221,352)

Net cash provided / (used) in operating activities	152,298	(955,992)

Cash flows from investing activities
Purchases of short-term investments	—	(8,000,000)
Sale of short-term investments	1,000,000	4,750,000
Advances under Celsion Canada transition agreement	(17,460)	(1,146,428)
Investment in Celsion China, Ltd.	—	(25,000)
Loans Receivable	—	(236,783)
Payment of licensing fee	(1,600,000)	—
Purchase of property and equipment	(15,125)	(128,098)

Net cash used in investing activities	(632,585)	(4,786,309)

Cash flows from financing activities
Increase in loan payable	—	4,500,000
Fractional share payment	—	(2,396)

Net cash provided by financing activities	—	4,497,604

Net decrease in cash and cash equivalents	(480,287)	(1,244,697)
Cash and cash equivalents at beginning of period	1,032,674	2,313,430

Cash and cash equivalents at end of period	$552,387	$1,068,733

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2007 and 2006

Note 1. Basis of Presentation

The accompanying unaudited condensed financial statements of Celsion Corporation (which we sometimes refer to as “Celsion”, the “Company”, “we” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on March 27, 2007.

Note 2. Common Stock Outstanding and Per Share Information

For the three month periods ended March 31, 2006 and 2007, per share data is based on the weighted average number of shares of common stock, par value $0.01 per share (“Common Stock”), outstanding during the respective periods. Outstanding warrants and options that can be converted into Common Stock are not included, as their effect is anti-dilutive. The total number of outstanding warrants and options for the periods ended March 31, 2006 and 2007 were 1,401,925 and 2,053,712, respectively.

Note 3. New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“Interpretation 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition and is effective for periods beginning after December 31, 2006. The Company has substantial net operating loss carry-forwards that are fully reserved and that are available to reduce its future taxable income. As a result, the adoption of Interpretation 48 did not have an effect on the Company’s results of operations, financial condition or liquidity.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157 “Fair Value Measurements”, which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

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

Note 4. Stock Based Compensation

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

2001 Stock Option Plan

The purpose of the 2001 Plan is to promote long-term growth and profitability of Celsion by providing key associates with incentives to improve stockholder value and to contribute to the growth and financial success of Celsion and to enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The 2001 Plan permitted the granting of stock options (including nonqualified stock options and incentive stock options qualifying under Section 422 of the Internal Revenue Code) and stock appreciation rights or any combination of the foregoing. During the year that ended December 31, 2006, 21,336 options were canceled or expired. During the quarter March 31, 2007, 4,333 options were canceled or expired. All canceled and expired options under the 2001 Plan become available for issue under the 2004 Plan.

2004 Stock Incentive Plan

The purpose of the 2004 Plan is to promote the long-term growth and financial success of the Company and enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The 2004 Plan permits the granting of awards in the form of incentive stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, and performance awards, or in any combination of the foregoing. During the year that ended December 31, 2006, 63,823 options were canceled or expired. During the quarter March 31, 2007, 7,667 options were canceled or expired. On March 31, 2007 options to purchase 94,680 shares were available from the 741,834 shares authorized under the 2004 Plan.

During the quarter ended March 31, 2007 the Company granted shares of non-vested common stock at a market prices ranging from $2.42 to $4.44. Since the grant of non-vested common stock relates to future service, the total compensation expense of $134,320 will be recognized ratably over the service period. The expense recognized for these grants and prior grants was $25,590 for the quarter ended March 31,2007.

Options Issued to Consultants for Services

The Company enters into agreements with consultants in which the consultants receive stock options in exchange for services. Generally, the terms of these plans require that the exercise price of the options may not be less than the fair market value of Celsion’s Common Stock on the date the options are granted. Options generally vest over various time frames or upon milestone accomplishments. Some vest immediately. Others vest over a period between one and five years. The Company’s options generally expire ten years from the date of the grant There were no options granted to non-employees for the period ended March 31, 2007.

A summary of the Company’s Common Stock option activity and related information is as follows:

Stock Options	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	858,527	$8.46
Granted	706,000	3.11
Exercised	—	—
Canceled or expired	(119,333)	5.79

Outstanding at March 31, 2007	1,445,194	$6.13	7.9	$651,928

Exercisable at March 31, 2007	611,720	$9.59	5.8	$—

Warrants	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	702,401	$14.83
Granted	—	—
Exercised	(1,108)	3.75
Canceled or expired	(92,775)	8.97

Outstanding at March 31, 2007	608,518	$15.04	1.5	$53,532

Exercisable at March 31, 2007	608,518	$15.04	1.5	$53,532

The following is additional information with respect to options outstanding at March 31, 2007

Three Months Ended March 31, 2007
Risk-free interest rate	4.54% to 4.74%
Dividend Yield	0.0%
Expected volatility	69.2%
Expected option life in years	6

For all of the Company’s stock-based compensation plans, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. The risk free interest rate is derived from values assigned to U.S. Treasury strips as published in the Wall Street Journal in effect at the time of grant. The model incorporates exercise, pre-vesting and post-vesting forfeiture assumptions based on analysis of historical data. The expected life of the fiscal 2007 grants was generated using the simplified method as allowed under Securities and Exchange Commission Staff Accounting Bulletin No. 107.

Note 5. Note Receivable

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

The terms of the note receivable only specify an interest charge in the event that scheduled payments are in arrears. The $1,500,000 note was therefore discounted at the prime rate in effect January 16, 2006 (7.25%) plus 1.0%, or 8.25%, and the balance, net of discount, of $1,146,428 was recorded in the financial statements above. Interest income of $38,202 and $25,089 was recorded in the periods ended March 31, 2007 and 2006, respectively.

Note 6: Advances under Celsion (Canada) Limited Transition Services Agreement

In conjunction with the sale of Canada, a Transition Services Agreement was entered into whereby Celsion sublet space in the Company’s offices for use by Canada to carry on its business, for a period of up to six (6) months from the date of the agreement; provided administrative support services as needed in the operation of Canada’s business for the period of the sublease and advanced funds to pay salary and health and dental insurance of each of certain employees of Canada and, in addition, expenses reasonably incurred in connection with the operation of Canada’s business up to $100,000 for the shorter of the period ending June 30, 2006 or the date of closing by Canada of a transaction involving the merger of Canada into a newly created Canadian Capital Pool Company and a simultaneous funding through a private placement of shares under terms approved by the Toronto Stock Exchange (the “Canada Transaction”). Within ten days after the closing of the Canada Transaction, Canada will pay the Company all amounts due under the Transition Services Agreement.

The Transition Services Agreement was amended on March 28, 2006 to advance Canada an additional $200,000 to fund reasonable operating expenses. This additional advance is repayable under the same terms as the Transition Services Agreement. However, in the event of default, Dr. Cheung will forgo payments due under a consulting agreement between Celsion and Dr. Cheung dated January 16, 2006. The cumulative balance advanced under the Transition Services Agreement, as amended, at March 31, 2007 was $600,782.

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

Note 7. Investment in Celsion China, Ltd.

On December 15, 2003, the Company announced the formation of a joint venture with Asia Pacific Life Science Group, Ltd., a group of Hong Kong-based investors, to develop our technologies and distribute our products in Greater China. Celsion acquired 45.65% of the equity of Celsion China Ltd for $200,000 on February 5, 2004.

On January 12, 2006, Celsion acquired a further 25.65% of the equity of Celsion China Ltd. from Asia Pacific Life Science Group, Ltd for $25,000 increasing Celsion’s total equity position to 71.3%.

An additional cash advance in the amount of $84,123 in the form of a loan was made to Celsion China, Ltd. on January 27, 2006.

Celsion Corporation terminated its interest in Celsion China Ltd. on May 9, 2006 and has recorded the loan write-off, other receivable write-off and final dissolution expenses related to Celsion China, Ltd. as a loss on investment in Celsion China Ltd. of $207,687.

Note 8. Licensing Agreement

Celsion entered into a Distribution Agreement with Boston Scientific Corporation (“Boston Scientific” or “BSC”) as of January 21, 2003 pursuant to which the Company granted Boston Scientific exclusive rights to market and distribute the Prolieve® system and its component parts for the treatment of BPH in all territories other than China, Taiwan, Hong Kong, Macao, Mexico and Central and South America. The Distribution Agreement has a seven-year term commencing on February 21, 2004. The parties share gross sales (less costs and expenses) attributable to the product.

Celsion received a $4,000,000 licensing fee under the Distribution Agreement which was paid in two installments. The first installment of $2,000,000 was paid to Celsion during the quarter ended June 30, 2004. The second installment of $2,000,000 was placed in an interest bearing escrow account for a period of 36 months beginning February 21, 2004 for payment of any legal expenses, settlements, license fees, royalties, damages or judgments incurred by Celsion or Boston Scientific in connection with any patent litigation related to alleged infringement of third party patents. Interest on the escrowed funds is retained in escrow and accrued to the benefit of Celsion. The balance remaining in the escrow was released to Celsion on February 20, 2007 and used to purchase a license from American Medical Systems, Inc. and AMS Research Corporation (together referred to as “AMS”) and pay final legal costs. The Company remains liable for all defense costs so long as it owns the Prolieve product.

The Company is recognizing the entire $4,000,000 licensing fee at the rate of $47,619 per month over a seven-year term which began March 1, 2004.

On April 17, 2007, the Company and Boston Scientific entered into an Asset Purchase Agreement to reflect the exercise by Boston Scientific of its option to purchase all of the Prolieve assets of the Company. See Note 12 for further detail.

Note 9. Inventory

Inventory is comprised of Prolieve Thermodilatation® system control units, parts inventory and associated disposable treatment kits. Inventory is stated at the lower of cost or market. Inventory on hand at March 31, 2007 and December 31, 2006 was as follows:

	March 31, 2007	December 31, 2006
Components	$50,166	$29,399
Finished Goods	2,854,430	2,808,159

	2,904,596	2,837,558
Less: reserve	(5,053)	(7,009)

	$2,899,543	$2,830,549

Note 10. Loan Payable

On August 8, 2005, Celsion Corporation and Boston Scientific entered into the First Amendment to the Transaction Agreement (the “First Amendment”) pursuant to which BSC agreed to lend the Company up to $15,000,000 (the “Loan”) to be evidenced by one or more convertible secured promissory notes. The first installment of $6,000,000 was disbursed on August 17, 2005. The second installment of $4,500,000 was disbursed on February 2, 2006, and the third disbursement of $4,500,000 was disbursed on July 28, 2006.

Interest is due on the first to occur of (i) February 20, 2009, (ii) upon repayment of the principal amount in full, (iii) upon BSC’s exercise of its option described below to purchase certain assets and technology or (iv) on conversion of the principal amount plus accrued interest, if any, to shares of the Company’s common stock. The Company has the right to prepay the loan at any time without penalty.

The principal balance of the Loan, together with then all unpaid and accrued interest, is due and payable in full on February 29, 2009. At March 31, 2007, the accrued and unpaid interest to date was $1,624,573.

As described in Note 12 below, BSC has elected to exercise its option to purchase the Prolieve assets from the Company. Upon consummation of the sale, the loan will become due and will be paid from the proceeds of the asset sale.

Note 11. Contingencies

Legal Settlement

On April 27, 2006, American Medical Systems, Inc. and AMS Research Corporation (together referred to as “AMS”) filed suit in the U.S. District Court for the District of Minnesota alleging infringement of two patents of AMS resulting from our manufacture, use and sale of the Prolieve Thermodilatation system. The complaint sought injunctive relief against the alleged infringement, unspecified trebled damages, plaintiff costs, expenses and attorney fees. On September 1, 2006, AMS amended the complaint alleging that Prolieve infringed upon two additional AMS patents.

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

Purchase Commitment

Sanmina-SCI (“Sanmina”) and Celsion entered into a Medical Product Manufacturing Services Agreement on April 2, 2003 for the production of the Company’s Prolieve Thermodilatation control units. It is stipulated in this agreement that Celsion may from time to time require Sanmina to acquire component inventories in excess of current demand. Any such inventory of components purchased and held by Sanmina will be designated as “excess” inventory, and Celsion will be responsible to reimburse Sanmina for the delivered cost of those components. As of March 31, 2007 Celsion and Sanmina have agreed that the excess components have been valued at $534,076. In lieu of payment in full Celsion, beginning October 1, 2005, is paying a 1.5% monthly inventory carrying charge. The amount paid in the three months ended March 31, 2007 was $10,566.

Note 12. Subsequent Events

On April 17, 2007, the Company and Boston Scientific entered into an Asset Purchase Agreement to reflect the exercise by Boston Scientific of its option to purchase all of the Prolieve assets of the Company (the “Asset Purchase

Agreement”). The Board of Directors of the Company has approved the Asset Purchase Agreement and the transactions contemplated thereby, subject to the approval of the Company’s stockholders at the annual meeting, scheduled for June 13, 2007. Pursuant to the Asset Purchase Agreement, Boston Scientific will, subject to certain terms and conditions, including approval by the Company’s stockholders, purchase the Prolieve assets for an aggregate purchase price of $60 million, subject to reduction in accordance with the terms and conditions of the Asset Purchase Agreement. If the Company does not obtain the requisite stockholder approval for the sale of the Prolieve assets, either party has the right to terminate the Asset Purchase Agreement.

As previously disclosed, the Company and Boston Scientific entered into a Transaction Agreement effective January 20, 2003 (the “Transaction Agreement”) pursuant to which Boston Scientific would make equity investments in the Company through the purchase of Company common stock upon attainment of specified milestones by the Company. As of the date hereof, Boston Scientific owns 848,838 shares, or 7.9%, of the Company’s common stock.

As part of the consideration in the Transaction Agreement, the Company initially granted Boston Scientific an exclusive option to purchase the Prolieve assets for a price equal to the greater of $60 million or a multiple of sales, exercisable for a period of five years and expiring in February 2009. As previously disclosed, on August 8, 2005, the Company and Boston Scientific entered into the First Amendment pursuant to which Boston Scientific agreed to lend the Company up to $15 million to be evidenced by one or more convertible secured promissory notes (the “Notes”). The first installment of $6 million was disbursed on August 17, 2005, the second installment of $4.5 million was disbursed on February 2, 2006, and the third disbursement of $4.5 million was disbursed on July 28, 2006. The First Amendment also provided that the maturity dates of the Notes would be accelerated if Boston Scientific exercised its option to purchase the Prolieve assets.

The Asset Purchase Agreement reflects the agreement by the Board of Directors of the Company to modify the terms of the purchase option granted to Boston Scientific on January 20, 2003 and amended on August 8, 2005. The revised terms provide for the aggregate purchase price of $60 million to be paid in three installments consisting of $30 million at closing and $15 million on each of the first and second anniversaries of the closing. The revised terms also provide that the $30 million payable at closing will be reduced by approximately $17 million, representing the principal and accrued interest due on the Notes, and that, in addition to the other indemnification provisions, such as indemnification for breaches of representations, warranties and covenants contained in the Asset Purchase Agreement, the Company will indemnify Boston Scientific for a period of two years from the closing, in an amount up to $15 million of incurred costs, in the event of unforeseen intellectual property claims related to the Prolieve assets.

The foregoing description of the Asset Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the complete terms of the Asset Purchase Agreement and Second Amendment to Transaction Agreement, by and between the Company and Boston Scientific, dated April 17, 2007, copies of which were included as Exhibits 10.1 and 10.2 to the Company’s Form 8-K which was filed on April 18, 2007 and are incorporated herein by reference.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements and terms such as “expect”, “anticipate”, “estimate”, “plan”, “believe” and words of similar import regarding the Company’s expectations as to the development and effectiveness of its technologies, the potential demand for our products, and other aspects of our present and future business operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, readers should specifically consider the various factors contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 including, without limitation, unforeseen changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing, capital structure, and other financial items; changes in approaches to medical treatment; introduction of new products by others; possible acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, competitors and regulatory authorities. These and other risks and uncertainties could cause actual results to differ materially from those indicated by such forward-looking statements, including those set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The discussion of risks and uncertainties set forth in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K as well as in other filings with the SEC, is not necessarily a complete or exhaustive list of all risks facing the Company at any particular point in time. We operate in a highly competitive, highly regulated and rapidly changing environment and our business is in a state of evolution. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

Overview

Celsion is a biotechnology company dedicated to furthering the development and commercialization of oncology drugs including tumor-targeting treatments using focused heat energy in combination with heat activated drug delivery. In 1989, we obtained premarketing approval (“PMA”) from the FDA to use our microwave-based Microfocus 1000 heat therapy system on surface and subsurface tumors in conjunction with radiation therapy. We marketed this system until 1995. From 1995 until early in 2004, we engaged in research and development of new treatment systems. On February 19, 2004, we obtained a PMA for our Prolieve Thermodilatation system for the treatment of Benign Prostatic Hyperplasia (BPH) and thereafter our marketing partner, Boston Scientific, commenced commercial sales of the Prolieve system. In addition, we are engaged in the development of treatment systems using a combination of heat and ThermoDoxTM, our proprietary heat activated liposomal encapsulation of doxorubicin, for the treatment of liver cancer and breast cancer.

Development pipeline

Our pipeline presently consists of the following products, in the indicated stages of development:

Product	Status
• Prolieve Thermodilatation system for the treatment of BPH	We received a PMA for the Prolieve system from the FDA on February 19, 2004. Since that time, we have been commercializing the Prolieve system through Boston Scientific. Boston Scientific has an option to purchase the Prolieve assets (expiring February 2009) for $60 million. As described in Note 12 to the financial statements, BSC has elected, subject to shareholder approval, to exercise its option to purchase the Prolieve assets. In the event that the shareholders approve the transaction, this business will be terminated.

• ThermoDox (Doxorubicin-encapsulated thermo-liposome) plus heat for the treatment of cancer	We are conducting a Phase I clinical trial in collaboration with the National Institutes of Health and Queen Mary’s Hospital in Hong Kong using ThermoDox in conjunction with radio frequency ablation in the treatment of liver cancer. We are also sponsoring the conduct of an investigator initiated Phase I study of the use of ThermoDox for the treatment of recurrent chest wall (“RCW”) breast cancer.

We anticipate that, in the near term (up to three months, subject to the shareholders’ vote on the Prolieve asset sale), the source of our revenues will be from sales of our Prolieve system and related disposables. In the longer term, we expect to seek to develop new revenue streams from our current work with Duke University in targeted drug delivery systems. We anticipate that revenues will come from the licensing of these technologies to pharmaceutical manufacturers and from eventual sales to major institutional health care providers who would employ these technologies to deliver drug regimens throughout the body or from the sale of one or more of these technologies.

From 1995 to 2004, we generated only minimal revenues and have funded our operations primarily through private placements of our equity securities. During 2004, following FDA premarketing approval of our Prolieve Thermodilatation system, we received a one-time licensing fee of $4 million under our agreement with Boston Scientific, the distributor of our Prolieve system. Since receipt of the PMA, sales of Prolieve products have generated revenues of approximately $29 million. Until such time as we are able to complete development and testing of, and gain necessary regulatory approvals for, one or more of our other products, sales of Prolieve products will represent our only source of revenue. We presently do not have any committed sources of financing. Therefore, we are reliant on revenues from the sale of our Prolieve products and from funds generated through the sale of our securities to fund our ongoing operations.

The Prolieve system consists of a microwave generator and conductors, along with a computer and computer software programs that control the focusing and application of heat (control units), plus a specially designed, single-use catheter kit. We expect to continue to generate revenues from sales of control units and catheter kits. Under our agreement with Boston Scientific, we are entitled to receive our costs plus 50% of the “profit”—measured as the difference between such costs and the selling price (determined in accordance with the agreement) for each control unit—and 50% of the revenue generated from the sale of catheter kits, for which Celsion bears the cost of goods sold. If the shareholders approve the sale of the Prolieve assets to Boston Scientific, then Celsion will no longer participate in the Prolieve revenues. .

Our principal costs consist of:

•	Cost of sales, relating to the production and sale of Prolieve control units and catheter kits, which are being marketed by Boston Scientific under a seven-year agreement (expiring in 2011);

•

Research and development costs, including licensing fees due in connection with various of our technologies, the costs of sponsored research and pre-clinical and clinical trials for ThermoDox plus heat and certain ongoing studies related to our Prolieve system, and the costs of development and design of other products; and

•	Corporate overhead.

Our research and development activities, pre-clinical tests and clinical trials, and the manufacturing, marketing and labeling of each of our products, are subject to extensive regulation by the FDA. We may not bring to market any product in the U.S. without approval, in the form of a premarketing approval from the FDA. We received such premarketing approval for our Prolieve system on February 19, 2004. We are currently conducting basic research and development activities, pursuing prototype products through clinical testing and regulatory approval. Our ultimate objective is to commercialize those products to generate a return on investment for our stockholders through one of several means including: (a) selling products directly to end users; (b) selling products through a distributor (as is the case with its Prolieve products); or (c) licensing the technology to third parties and generating income through royalties and milestone payments.

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

In February 2007, the Company initiated a Phase I dose escalation study designed to investigate simplification of the current RFA/ThermoDox treatment regimen including a single vial formulation of ThermoDox and reducing the pre-treatment prophylactic dosing. The study also allows multiple dosing in liver cancer patients. The study is currently being performed at the Cleveland Clinic Foundation and at North Shore Long Island Jewish Health System. The first patient in this study was treated during February 2007. This study is not expected to impact the timing of the Phase III liver study.

On March 12, 2007, the Board of Directors of Celsion appointed Dr. Augustine Chow as a member of the Board of Directors of the Company. Dr. Chow was appointed a class one director, and the Board of Directors resolved to expand the Board of Directors from six to seven members.

As described in Note 12 to the financial statements above, the Company entered into an Asset Purchase Agreement with Boston Scientific on April 17, 2007 to reflect the exercise by Boston Scientific of its option to purchase all of the Prolieve assets of the Company.

Results of Operations

Comparison of Three Months Ended March 31, 2007

and Three Months Ended March 31, 2006

	Three Months Ended March 31,		Change
	2007	2006	Dollars	Percent
Revenues:
Net sales of equipment and parts	$2,922,965	$2,346,419	$576,546	25
Cost of sales	1,536,399	1,754,503	(218,104)	(12)

Gross profit	1,386,566	591,916	794,650	134

Operating expenses:
Research and development	2,425,440	2,482,494	(57,054)	(2)
General and administrative	1,294,169	1,127,496	166,673	15

Total operating expenses	3,719,609	3,609,990	109,619	3

Loss from operations	$(2,333,043)	$(3,018,074)	$685,031	(23)

Interest income (expense), net	(167,484)	(45,455)	(122,029)	268

Other income (expense), net	142,857	1,279,974	(1,137,117)	(89)

Net Loss	$(2,357,670)	$(1,783,555)	$(574,115)	32

Net sales for the quarter ended March 31, 2007 were $2,922,965, an increase of $576,546, or 25%, compared to $2,346,419 for the quarter ended March 31, 2006. Product sales consist of sales of our Prolieve products and are comprised of two elements – sales of control units and sales of disposable catheter kits, all to our exclusive distributor, Boston Scientific. The increase in revenues during the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006 reflects the continued progress of commercialization and marketing efforts.

The gross margin for the quarter ended March 31, 2007 was $1,386,566, or 47.4% of sales compared to $591,916, or 25.2% of sales, for the quarter ended March 31, 2006. The increase in gross margin percentage is the result of a cost reduction due to transfer of the production of the disposable Prolieve catheter kit to a new supplier.

The decrease of $57,054, or 2%, in research and development expense during the first quarter of 2007 in comparison to the quarter ended March 31, 2006 was due to:

$
• Reduced legal fees related to intellectual property	180,000

• Decreased salaries & related benefits due to a reduction in Prolieve development staff	189,000

• Decreased consulting costs related to Prolieve development	106,000

• Decreased drug manufacturing costs	100,000

• Increase in clinical costs due to start up of additional Phase I liver cancer study and support costs related to filing the Phase III liver cancer protocol for review through the FDA’s Special Protocol Assessment process	(398,000)

• Increased patent costs including amortization of pegylation and AMS licenses	(120,000)

The $166,673, or 15%, increase in general and administrative expense during the quarter ended March 31, 2007 as compared to the comparable period during 2006 was attributable to:

$
• Increased recruiting & relocation costs related to hiring of new President and Chief Executive Officer	(178,000)

• Increased consulting fees related to year end financial reporting requirements	(71,000)

• Increased franchise taxes due to increase in authorized shares	(33,000)

• Decreased salaries and related benefits due to a reduction in headcount, staff vacancies and elimination of Company provided housing for former President and Chief Executive Officer	75,000

• Decreased legal expenses due to non recurrence of transactions during first quarter of 2007	40,000

The net increase of $109,619 in operating expenses during the quarter ended March 31, 2007 when compared to the quarter ended March 31, 2006 combined with increased gross profit generated from the sale of Prolieve products during the most recent quarter, resulted in a decrease in the loss from operations for the three-month period ended March 31, 2007 of $685,031, or 23%, to $2,333,043 from $3,018,074 in the comparable period during the prior fiscal year.

Net interest in the quarter ended March 31, 2007 was an expense of $167,483 compared to $45,455 for the quarter ended March 31, 2006. This change was due to increased funding of the loan from Boston Scientific.

Other income for the quarter ended March 31, 2007 was $142,857 compared to $1,279,974 for the quarter ended March 31, 2006. The decrease of $1,137,117 was primarily due to non-recurrence of a gain of $1,146,342 on the sale of the stock of Celsion (Canada) Limited recorded during the quarter ended March 31, 2006.

The net loss for the quarter ended March 31, 2007 was $2,357,670 compared to $1,783,555 for the quarter ended March 31, 2006. The increase of $574,115 is principally due to non-recurrence of a gain on the sale of Celsion (Canada) Limited of $1,146,342 that was recorded in the prior year, offset by the decrease in the operating loss of $685,031 in 2007 as well as the items outlined above.

Financial Condition, Liquidity and Capital Resources

Celsion’s core business activity is the development of products to treat cancer and other diseases and to commercialize those products to generate a return on investment for its stockholders through one of several means including: (a) selling products directly to end users; (b) selling products through a distributor (as is the case with its Prolieve products); (c) licensing its technology to third parties and generating income through royalties and milestone payments; and (d) outright sale of a technology directly or, ultimately, though the sale of the entire Company. This business model will generate uneven cash flows, inasmuch as continuing development expenditures will not necessarily be matched by revenues from one of the above sources. In the event that annual development expenditures are not covered by current revenues, funding will be provided from other sources including any cash on hand, revenues provided as above, income generated from licensing agreements and debt or equity funding raised in the capital markets.

Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of $92,844,484 at March 31, 2007. We have incurred negative cash flows from operations since our inception and have funded our operations primarily through the sale of equity securities. As of March 31, 2007, we had total current assets of $12,013,609, including cash and short term investments of $7,552,387, compared with current liabilities of $3,680,882, resulting in a working capital surplus of $8,332,727. As of December 31, 2006, we had $9,032,674 in cash and short term investments and total current assets of $16,022,505 compared with current liabilities of $4,008,002, which resulted in working capital of $12,014,503 at the fiscal year end.

Net cash provided by the Company’s operating activities for the three months ended March 31, 2007 was $152,298 compared to a use of $955,992 for the three months ending March 31, 2006. The increase of $1,108,290 was primarily the result of the receipt of the escrow funds of $1,850,000.

In the three months ended March 31, 2007, total assets and total liabilities decreased by $2,281,860 to $16,647,692 compared to $18,929,552 as of December 31, 2006.

The decrease in total assets was due to a number of factors, including:

•	A decrease in cash, cash equivalents and short term investments of $1,480,287 as detailed in the statement of cash flows;

•	A decrease in the escrow account of $1,824,740 related to the AMS settlement; and

•	A decrease in accounts receivable of $769,327 as a result of lower sales in 1Q07 vs. 4Q06.

The decreases in total assets were offset by increases of:

•	An increase in patent licensing fees of $1,574,937 related to the AMS settlement; and

•	An increase in deposits of $133,772 due to initial payments to clinical research organizations and other retainers for professional services.

The decrease in total liabilities and equity was due to a number of factors, including:

•

A decrease in other accrued liabilities of $319,155 resulting from reductions in (i) accrued bonuses and (ii) accrued costs related to lower costs of sales associated with the lower sales volume in 1Q07 vs. 4Q06;

•	A decrease in deferred revenue of $142,857 which represents the license fee amortization in the first quarter of 2007; and

•	An increase in accumulated deficit of $2,357,670 which represents the loss for the quarter ended March 31, 2007.

The decreases in total liabilities and equity were offset by increases in:

•	An increase of $346,875 in accrued interest on loans payable which represents the interest expense on the BSC loan for the first quarter of 2007; and

•	An increase of $198,579 in additional paid in capital to recognize stock based compensation expense for the quarter.

For fiscal year 2007, we expect to expend approximately $15,000,000 to commercialize our Prolieve system and for clinical testing of liver cancer and breast cancer treatment systems, as well as corporate overhead, all of which we expect to fund from cash on hand and revenues anticipated from the sale of our Prolieve system and related disposables. The foregoing is an estimate, based upon assumptions as to the scheduling of institutional clinical research and testing personnel, the timing of clinical trials and other factors, not all of which are fully predictable.

As disclosed under Note 12 to the condensed financial statements presented above, the Company entered into an agreement with Boston Scientific for the sale of the Prolieve system. The terms of the sale would provide for a $30,000,000 initial payment upon closing which is expected to occur in the third quarter of 2007, with approximately $15,000,000 of the initial payment to be used to repay the loan outstanding to Boston Scientific.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

Our loan from Boston Scientific bears interest at a variable rate; therefore changes in prevailing interest rates would impact the amount owed under such loans. A one percentage point fluctuation in interest rates would not have a material impact.

Item 4.	Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2007, which is the end of the period covered by this report, our disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15of the Securities Exchange Act of 1934 as amended that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

On April 27, 2006, American Medical Systems, Inc. and AMS Research Corporation (together referred to as “AMS”) filed suit in the U.S. District Court for the District of Minnesota alleging infringement of two patents of AMS resulting from our manufacture, use and sale of the Prolieve Thermodilatation system. The complaint sought injunctive relief against the alleged infringement, unspecified trebled damages, plaintiff costs, expenses and attorney fees. On September 1, 2006, AMS amended the compliant alleging that Prolieve infringed upon two additional AMS patents.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6.	Exhibits.

10.1	Settlement and License Agreement by and among Celsion Corporation, American Medical Systems, Inc. and AMS Research Corporation, dated February 7, 2007. (Confidential Treatment Requested. Filed herewith).

11	Statement Re. Computation of Earnings Per Share. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2007

CELSION CORPORATION
Registrant

By:	/s/ Michael Tardugno
Michael Tardugno
President and Chief Executive Officer

By:	/s/ Anthony P. Deasey
Anthony P. Deasey
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)