Form 10-Q
period 2007-06-30
CELSION CORP
filed 2007-08-09
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Large Accelerated filer:  ☐            Accelerated filer:  ☐             Non-accelerated filer:  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of July 20, 2007 the Registrant had outstanding 10,831,917 shares of Common Stock, $.01 par value.

10.1	Prolieve Assets Purchase Agreement (incorporated by reference to the Company’s Schedule 14A filed on April 19, 2007).

10.2	Celsion Corporation 2007 Stock Incentive Plan (incorporated by reference to the Company’s Schedule 14A filed on April 19, 2007).

11	Statement Re. Computation of Earnings Per Share. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Index to Financial Statements

Page

Balance Sheets as of June 30, 2007 (Unaudited) and December 31, 2006	4 - 5

Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2007 and 2006	6

Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2007 and 2006	7

Notes to Financial Statements (Unaudited)	9 - 15

CELSION CORPORATION

BALANCE SHEETS

June 30, 2007 and December 31, 2006

ASSETS

	June 30, 2007 (Unaudited)	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$2,363,963	$1,032,674
Short term investments	13,000,000	8,000,000
Accounts receivable - trade	1,028,105	1,882,373
Other receivables	4,108	21,675
Due From Boston Scientific Corporation	15,000,994	—
Inventories	—	2,830,549
Prepaid expenses	331,805	430,494
Escrow account - license fee	—	1,824,740

Total current assets	31,728,975	16,022,505

Property and equipment - at cost
Furniture and office equipment	195,508	185,877
Computer hardware and software	333,698	317,390
Laboratory and shop equipment	392,610	755,482
Leasehold improvements	132,148	132,148

	1,053,964	1,390,897
Less: Accumulated depreciation	724,292	875,834

Net value of property and equipment	329,672	515,063

Other assets
Advances under Celsion (Canada) Ltd.
Transition Services Agreement (net of allowance of $415,457 and $0 respectively)	200,000	583,322
Note receivable (net of discount of $209,986 and $268,394, respectively)	1,140,014	1,081,606
Due from Boston Scientific Corporation - Non Current	15,000,000	—
Deposits and other assets	961,810	653,931
Patent licensing fees (net of accumulated amortization of $5,625 and $1,875, respectively)	69,375	73,125

Total other assets	17,371,199	2,391,984

Total assets	$49,429,846	$18,929,552

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)

	June 30, 2007 (Unaudited)	December 31, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Current liabilities
Accounts payable - trade	$2,561,840	$2,135,605
Other accrued liabilities	7,452,132	1,291,469
Income taxes payable	274,000	—
Accrued non-cash compensation	—	9,500
Current portion of deferred revenue - license fee	—	571,428

Total current liabilities	10,287,972	4,008,002

Long-term liabilities
Deferred revenue - license fee	—	1,809,524
Loan payable - principal	—	15,000,000
Loan payable - interest	—	1,277,698
Other liabilities	35,187	35,152

Total long-term liabilities	35,187	18,122,374

Total liabilities	10,323,159	22,130,376

Stockholders’ equity / (deficit)
Common stock - $0.01 par value (250,000,000 shares authorized; 10,773,818 shares and 10,739,804 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively)	107,738	107,398
Additional paid-in capital	87,628,862	87,178,592
Accumulated deficit	(48,629,913)	(90,486,814)

Total stockholders’ equity / (deficit)	39,106,687	(3,200,824)

Total liabilities and stockholders’ equity / (deficit)	$49,429,846	$18,929,552

See accompanying notes.

CELSION CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating expenses:
Research and development	$2,349,036	$1,407,149	$4,119,849	$3,084,324
General and administrative	1,671,388	1,117,780	2,965,556	2,261,684
Total operating expenses	4,020,424	2,524,929	7,085,405	5,346,008

Loss from operations	4,020,424	2,524,929	7,085,405	5,346,008

Other income (expense):
Gain on the sale of Celsion (Canada) Ltd.	—	(134,419)	—	1,011,923
Other expense, net	(415,457)	(194,724)	(415,457)	(258,905)
Interest income	120,253	152,779	301,032	295,473
Interest expense	(317,162)	(236,683)	(665,425)	(424,832)

Loss from continuing operations before income taxes	(4,632,790)	(2,937,976)	(7,865,255)	(4,722,349)
Income taxes	—	—	—	—

Loss from continuing operations	$(4,632,790)	$(2,937,976)	$(7,865,255)	$(4,722,349)
Discontinued Operations (Note 11)
Income / (loss) from discontinued operations (including gain on sale of $48,029,793)	49,121,362	(784,791)	49,996,156	(783,973)
Income tax expense	(274,000)	—	(274,000)	—

Income / (loss) from discontinued operations	48,847,362	(784,791)	49,722,156	(783,973)

Net income / (loss)	$44,214,572	$(3,722,767)	$41,856,901	$(5,506,322)

Net income / (loss) per common share - basic	$4.10	$(0.35)	$3.89	$(0.51)

Net income / (loss) per common share - diluted	$3.80	$(0.35)	$3.64	$(0.51)

Weighted average shares outstanding - basic	10,773,023	10,733,156	10,760,019	10,730,193

Weighted average shares outstanding - diluted	11,628,480	10,733,156	11,493,854	10,730,193

See accompanying notes.

CELSION CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net income (loss) for the period	$41,856,901	$(5,506,322)
Non-cash items included in net loss:
Depreciation and amortization	103,069	114,217
Accretion of discount on note receivable	(58,408)	—
Gain on sale of Prolieve	(48,029,793)	—
Stock based compensation - Options	368,727	631,009
Stock based compensation - Restricted Stock	40,039	—
Exercise of common stock options	2,718	—
Amortization of deferred license fee	(269,840)	(285,715)
Loss from investment in Celsion China, Ltd.	—	25,617
Shares issued in exchange for services	39,125	34,225
Amortization of patent license	57,856	—
Loss from disposal of property and equipment	—	13,268
Allowance for doubtful accounts	415,457	—
Net changes in:
Accounts receivable-trade	854,267	683,114
Other receivables	17,567	(95,560)
Due from Boston Scientific Corporation	(994)	—
Inventories	5,792	388,598
Prepaid expenses	98,689	65,181
Escrow account-license fee	1,824,740	(41,837)
Deposits and other assets	(307,879)	(18,497)
Accounts payable - trade and accrued interest	1,089,923	(309,529)
Income taxes payable	274,000	—
Other accrued liabilities	(308,967)	70,007

Net cash (used) in operating activities	(1,927,011)	(4,232,224)

Cash flows from investing activities
Purchases of short term investments	(5,000,000)	(8,000,000)
Proceeds from sale of Prolieve assets	9,958,615	—
Sale of short-term investments	—	7,500,000
Advances under Celsion Canada transition services agreement	(32,134)	(553,398)
Loss on investment in Celsion China, Ltd.	—	(11,994)
Loans Receivable	—	(1,048,416)
Payment of licensing fee	(1,600,000)	—
Purchase of property and equipment	(68,181)	(179,951)

Net cash provided/(used) in investing activities	3,258,300	(2,293,759)

Cash flows from financing activities
Proceeds from loan payable	—	4,500,000
Purchase of treasury stock	—	(2,396)

Net cash provided by financing activities	—	4,497,604

Net increase/(decrease) in cash and cash equivalents	1,331,289	(2,028,379)
Cash and cash equivalents at beginning of period	1,032,674	2,313,430

Cash and cash equivalents at end of period	$2,363,963	$285,051

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

See accompanying notes

CELSION CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended June 30, 2007
Schedule of non-cash investing and financing activities:
Sales price of Prolieve assets	$60,000,000
Repayment of principal and interest on loan from Boston Scientific Corporation	(16,941,385)
Amounts due from Boston Scientific Corporation	(30,000,000)
Payment of licensing fee	(3,100,000)

Net cash received from sale of the Prolieve assets	$9,958,615

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2007 and 2006

Note 1. Basis of Presentation

The accompanying unaudited condensed financial statements of Celsion Corporation (which we sometimes refer to as “Celsion”, the “Company”, “we” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three and six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on March 27, 2007.

Note 2. Common Stock Outstanding and Per Share Information

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants and their equivalents are computed using the treasury stock method.

For the three and six month periods ended June 30, 2006, 19,500 and 77,181 options and warrants have been excluded, respectively, from the calculation of diluted earnings per share as their effect would be anti-dilutive. The total number of outstanding warrants and options for the periods ended June 30, 2007 and 2006 were 2,011,986 and 2,248,597, respectively.

Information relating to the calculation of earnings per share is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income - basic and diluted	$44,214,572	$(3,722,767)	$41,856,901	$(5,506,322)

Weighted average shares outstanding - basic	10,773,023	10,733,156	10,760,019	10,730,193
Dilutive securities - options and warrants	855,457	—	733,835	—

Adjusted weighted average shares outstanding - dilutive	11,628,480	10,733,156	11,493,854	10,730,193

Net income / (loss) per share - basic	$4.10	$(0.35)	$3.89	$(0.51)

Net income / (loss) per share - diluted	$3.80	$(0.35)	$3.64	$(0.51)

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

2001 Stock Option Plan

The purpose of the 2001 Plan is to promote long-term growth and profitability of Celsion by providing key associates with incentives to improve stockholder value and to contribute to the growth and financial success of Celsion and to enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The 2001 Plan permitted the granting of stock options (including nonqualified stock options and incentive stock options qualifying under Section 422 of the Internal Revenue Code) and stock appreciation rights or any combination of the foregoing. During the year that ended December 31, 2006, 21,336 options were canceled or expired. During the six months ended June 30, 2007, 4,333 options were canceled or expired. All canceled and expired options under the 2001 Plan become available for issue under the 2004 Plan.

2004 Stock Incentive Plan

The purpose of the 2004 Plan is to promote the long-term growth and financial success of the Company and enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The 2004 Plan permits the granting of awards in the form of incentive stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, and performance awards, or in any combination of the foregoing. During the year that ended December 31, 2006, 63,823 options were canceled or expired. During the six months ended June 30, 2007, 714,000 options were issued, 666 options were exercised and 126,501options were canceled or expired. On June 30, 2007 options to purchase 94,680 shares were available from the 741,834 shares authorized under the 2004 Plan.

2007 Stock Incentive Plan

On June 13, 2007, the Company adopted the Celsion Corporation 2007 Stock Incentive Plan (the “2007 Plan”). The purpose of the 2007 Plan is to promote the long-term growth and profitability of the Company by providing incentives to improve stockholder value and enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The 2007 Plan permits the granting of awards in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, and performance awards, or in any combination of the foregoing. During the six months ended June 30, 2007, no options were issued, canceled or expired under the plan. On June 30, 2007, options to purchase 1,000,000 shares were authorized and available under the 2007 Plan. All canceled and expired options under the 2001 Plan and the 2004 Plan become available for issue under the 2007 Plan.

Options Issued to Consultants for Services

The Company enters into agreements with consultants in which the consultants receive stock options in exchange for services. Generally, the terms of these plans require that the exercise price of the options may not be less than the fair market value of Celsion’s Common Stock on the date the options are granted. Options generally vest over various time frames or upon milestone accomplishments. Some vest immediately. Others vest over a period between one and five years. The Company’s options generally expire ten years from the date of the grant There were no options granted to non-employees for the six months ended June 30, 2007.

A summary of the Company’s Common Stock option and warrant activity and related information is as follows:

Stock Options	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	858,527	$8.46
Granted	714,000	3.14
Exercised	(666)	4.08
Canceled or expired	(130,834)	5.83

Outstanding at June 30, 2007	1,441,027	$6.13	7.7	$2,903,291

Exercisable at June 30, 2007	646,178	$9.34	5.8	$223,775

Warrants	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	702,401	$14.83
Granted	—	—
Exercised	(1,108)	3.75
Canceled or expired	(130,334)	8.38

Outstanding at June 30, 2007	570,959	15.58	1.3	$111,255

Exercisable at June 30, 2007	570,959	15.58	1.3	$111,255

The following is additional information with respect to options outstanding at June 30, 2007

Six Months Ended June 30, 2007
Risk-free interest rate	4.54% to 4.74%
Dividend Yield	0.0%
Expected volatility	69.2%
Expected option life in years	6

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

Stock based compensation expense totaled $225,179 and $368,727 during the three and six months ended June 30, 2007 and $200,852 and $557,283 during the three and six months ended June 30, 2006. Stock based compensation is recognized ratably over the requisite service period for all awards. Unrecognized stock based compensation expense related to stock options totaled $1,574,554 at June 30, 2007 while the unrecognized stock based compensation expense related to non-vested restricted stock awards was $119,602 at June 30, 2007.

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

Under the Stock Purchase Agreement, all of the capital stock of Canada was transferred to Dr. Cheung in exchange for a promissory note made by Dr. Cheung in favor of the Company in the principal amount of $1,500,000 to be paid over a period of up to 78 months and secured by a pledge of 100,536 shares of Celsion common stock owned by Dr. Cheung and his wife and the commitment of Canada to pay a 5 % royalty on the net sales of certain products sold by and patent royalties received by Canada and its successors and assigns, of up to $18,500,000.

The terms of the note receivable only specify an interest charge in the event that scheduled payments are in arrears. The $1,500,000 note was therefore discounted at the prime rate in effect January 16, 2006 (7.25%) plus 1.0%, or 8.25%, and the balance, net of discount, of $1,146,428 was recorded in the financial statements above. Interest income of $40,054 and $38,907 was recorded in the six months ended June 30, 2007 and 2006, respectively.

Note 6. Advances under Celsion (Canada) Limited Transition Services Agreement

In conjunction with the sale of Canada, a Transition Services Agreement was entered into whereby (i) Celsion sublet space in the Company’s offices for use by Canada to carry on its business, for a period of up to six (6) months from the date of the agreement; (ii) Celsion provided administrative support services as needed in the operation of Canada’s business for the period of the sublease and (iii) advanced funds to pay salary and health and dental insurance of each of certain employees of Canada and the expenses reasonably incurred in connection with the operation of Canada’s business up to $100,000 for the shorter of the period ending June 30, 2006 or the date of closing by Canada of a transaction involving the merger of Canada into a newly created Canadian Capital Pool Company and a simultaneous funding through a private placement of shares under terms approved by the Toronto Stock Exchange (the “Canada Transaction”). Within ten days after the closing of the Canada Transaction, Canada will pay the Company all amounts due under the Transition Services Agreement.

The Transition Services Agreement was amended on March 28, 2006 to advance Canada an additional $200,000 to fund reasonable operating expenses. This additional advance is repayable under the same terms as the Transition Services Agreement. However, in the event of default, Dr. Cheung will forgo payments due under a consulting agreement between Celsion and Dr. Cheung dated January 16, 2006. The cumulative balance advanced under the Transition Services Agreement, as amended, at June 30, 2007 was $615,457.

The Canada Transaction did not close by December 31, 2006. Based on discussions with Canada management, Celsion management established that diligent efforts were being made by Canada management to close the Canada Transaction on a timely basis and agreed to extend the due date for repayment of the loan to the earlier of the closing of the Canada Transaction or June 30, 2007. Canada has not closed the transaction nor has it paid the amounts due. Accordingly, the Company has placed an allowance of $415,457 against the amounts due. The remaining balance of $200,000 is secured by amounts due under a consulting agreement between Dr. Cheung and the Company. The remaining payments due under the contract ($200,000) were suspended effective July 17, 2006 until all amounts due under the Transition Services Agreement have been paid by Canada. In the event that Canada defaults, the $200,000 remaining to be paid to Dr. Cheung will forfeited.

Note 7. Investment in Celsion China, Ltd.

On December 15, 2003, the Company announced the formation of a joint venture with Asia Pacific Life Science Group, Ltd., a group of Hong Kong-based investors, to develop our technologies and distribute our products in Greater China. Celsion acquired 45.65% of the equity of Celsion China, Ltd. for $200,000 on February 5, 2004.

On January 12, 2006, Celsion acquired a further 25.65% of the equity of Celsion China, Ltd. from Asia Pacific Life Science Group, Ltd for $25,000 increasing Celsion’s total equity position to 71.3%.

An additional cash advance in the amount of $84,123 in the form of a loan was made to Celsion China, Ltd. on January 27, 2006.

Celsion terminated its interest in Celsion China, Ltd. on May 9, 2006. The loan write-off, other receivable write-off and final dissolution expenses related to Celsion China, Ltd. were recorded as a loss on investment in Celsion China, Ltd. of $207,687.

Note 8. Licensing Agreement

Celsion entered into a Distribution Agreement with Boston Scientific Corporation (“Boston Scientific” or “BSC”) on January 20, 2003 pursuant to which the Company granted Boston Scientific exclusive rights to market and distribute the Prolieve system and its component parts for the treatment of BPH in all territories other than China, Taiwan, Hong Kong, Macao, Mexico and Central and South America. The agreement was terminated upon the sale of the Prolieve assets to Boston Scientific on June 21, 2007 (as more fully described in Note 11). The Distribution Agreement had a seven-year term commencing on February 21, 2004. The parties previously shared gross sales (less costs and expenses) attributable to the product.

Celsion received a $4,000,000 licensing fee under the Distribution Agreement $2,000,000 of which was placed in an interest bearing escrow account for a period of 36 months ending February 21, 2007 for payment of any legal expenses, settlements, license fees, royalties, damages or judgments incurred by Celsion or Boston Scientific in connection with any patent litigation related to alleged infringement of third party patents. Interest on the funds was retained in the escrow account and accrued to the benefit of Celsion. The balance remaining in the escrow was released to Celsion on February 20, 2007 and applied to settlement of a patent infringement lawsuit with American Medical Systems, Inc. and AMS Research Corporation (together referred to as “AMS”).

The Company recognized the licensing fee at a rate of $47,619 per month over the seven-year term of the Distribution Agreement which began February 21, 2004. Upon the sale of the Prolieve assets on June 21, 2007, the remaining balance of the fee was recorded as income and included in the gain on the sale of the Prolieve assets during the quarter ended June 30, 2007.

Note 9. Inventory

Inventory was comprised of Prolieve Thermodilatation® system control units, parts inventory and associated disposable treatment kits. All inventory was transferred to Boston Scientific upon the sale of the Prolieve assets on June 21, 2007. Inventory was stated at the lower of cost or market. Inventory on hand at June 30, 2007 and December 31, 2006 was as follows:

	June 30, 2007	December 31, 2006
Components	$0	$29,399
Finished Goods	0	2,808,159

	0	2,837,558
Less: reserve	0	(7,009)

	$0	$2,830,549

Note 10. Loan Payable

On August 8, 2005, Celsion and Boston Scientific entered into the First Amendment to the Transaction Agreement (the “First Amendment”) pursuant to which BSC agreed to lend the Company up to $15,000,000 (the “Loan”) to be evidenced by one or more convertible secured promissory notes. The first installment of $6,000,000 was disbursed on August 17, 2005. The second and third installments, each of $4,500,000, were disbursed on February 2, 2006, and July 28, 2006 respectively.

Interest was due on the first to occur of (i) February 20, 2009, (ii) upon repayment of the principal amount in full, (iii) upon BSC’s exercise of its option to purchase certain assets and technology or (iv) on conversion of the principal amount plus accrued interest, if any, to shares of the Company’s common stock. The Company had the right to prepay the loan at any time without penalty.

The principal balance of the Loan, together with accrued interest, was repaid upon the closing of the sale of the Prolieve assets to BSC on June 21, 2007.

Note 11. Discontinued Operations

On April 17, 2007, the Company and Boston Scientific entered into an asset purchase agreement to reflect the exercise by Boston Scientific of its option to purchase all of the Prolieve assets of the Company (the “Asset Purchase Agreement”). The Board of Directors of the Company approved the Asset Purchase Agreement and the transactions contemplated thereby, and the Company’s stockholders ratified the sale at the annual meeting on June 13, 2007. Pursuant to the Asset Purchase Agreement, Boston Scientific has purchased the Prolieve assets for an aggregate purchase price of $60 million, subject to reduction in accordance with the terms and conditions of the Asset Purchase Agreement. The transaction was closed on June 21, 2007, and the Company recorded a gain on the sale in the amount of $48 million.

As previously disclosed, the Company and Boston Scientific entered into a Transaction Agreement effective January 20, 2003 (the “Transaction Agreement”) pursuant to which Boston Scientific would make equity investments in the Company through the purchase of Company common stock upon attainment of specified milestones by the Company. As of June 30, 2007, Boston Scientific owned 7.88% of the Company’s common stock.

As part of the consideration in the Transaction Agreement, the Company granted Boston Scientific an exclusive option to purchase the Prolieve assets for a price equal to the greater of $60 million or a multiple of sales, exercisable for a period of five years and expiring in February 2009. As previously disclosed, on August 8, 2005, the Company and Boston Scientific entered into the First Amendment pursuant to which Boston Scientific agreed to lend the Company up to $15 million to be evidenced by one or more convertible secured promissory notes (the “Notes”). The first installment of $6 million was disbursed on August 17, 2005, the second and third installments, each of $4.5 million, were disbursed on February 2, 2006, and July 28, 2006 respectively. The First Amendment also fixed the purchase option price at $60 million (eliminating the multiple).

The Asset Purchase Agreement reflects the agreement by the the Company and Boston Scientific to further modify the terms of the purchase option granted to Boston Scientific on January 20, 2003 and amended on August 8, 2005. The revised terms provide for the aggregate purchase price of $60 million to be paid in three installments consisting of $30 million at closing on June 20, 2007 and $15 million on each of the first and second anniversaries of the closing. The revised terms also provided that the $30 million first installment was reduced at closing by approximately $17 million, representing the principal and accrued interest due on the Notes. In addition to the other indemnification provisions, such as indemnification for breaches of representations, warranties and covenants contained in the Asset Purchase Agreement, the Company will indemnify Boston Scientific for a period of two years from the closing, in an amount up to $15 million of incurred costs, in the event of unforeseen intellectual property claims related to the Prolieve assets.

The foregoing description of the Asset Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the complete terms of the Asset Purchase Agreement and Second Amendment to Transaction Agreement, by and between the Company and Boston Scientific, dated April 17, 2007, copies of which were included as Exhibits 10.1 and 10.2, respectively, to the Company’s Form 8-K which was filed on April 18, 2007 and are incorporated herein by reference.

Note 12. Contingencies

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

On February 7, 2007, Celsion entered into an agreement with AMS that settled the patent dispute. Under the settlement terms, Celsion paid a licensing fee and a royalty based on sales of its Prolieve product to acquire a product license to AMS’ patents for the use of microwave energy to treat BPH and prostatitis. The agreement ended litigation between the two parties. The agreement was reached with the concurrence of BSC in accordance with the Transaction Agreement between BSC and Celsion dated January 21, 2003 which granted BSC an option to purchase the Prolieve assets and which required that Celsion obtain BSC’s approval prior to entering into agreements related to the Prolieve business.

Purchase Commitment

Sanmina-SCI (“Sanmina”) and Celsion entered into a Medical Product Manufacturing Services Agreement on April 2, 2003 for the production of the Company’s Prolieve Thermodilatation control units. This agreement was assigned to Boston Scientific upon the closing of the sale of the Prolieve assets on June 21, 2007. It was stipulated in the agreement that Celsion may from time to time require Sanmina to acquire component inventories in excess of the then current demand. Any such inventory of components purchased and held by Sanmina would be designated as “excess” inventory, and Celsion would be responsible to reimburse Sanmina for the delivered cost of those components. Beginning October 1, 2005, Celsion was paying a 1.5% monthly inventory carrying charge in lieu of payment in full.

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

Overview

Celsion is a biotechnology company dedicated to furthering the development and commercialization of oncology drugs including tumor-targeting treatments using focused heat energy in combination with heat activated drug delivery. We are currently engaged in the development of treatment systems using a combination of heat and drugs developed on our proprietary heat activated liposomal technology platform. Our first drug, ThermoDox®, an encapsulation of doxorubicin, a common oncology drug, in our heat activated liposome, is in clinical studies for the treatment of liver cancer and breast cancer. In 1989, we obtained premarketing approval (“PMA”) from the FDA to use our microwave-based Microfocus 1000 heat therapy system on surface and subsurface tumors in conjunction with radiation therapy. We marketed this system until 1995. From 1995 until early in 2004, we engaged in research and development of new treatment systems. On January 16, 2006, we transferred all of our rights to the Microfocus 1000, together will all associated technology, to Celsion Canada LLC and on the same day sold all the stock of Celsion Canada to our founder and former officer and director, Dr. Augustine Cheung. On February 19, 2004, we obtained a PMA for the Prolieve Thermodilatation System for the treatment of Benign Prostatic Hyperplasia (BPH). From 2004 through 2007, Prolieve was marketed and sold through our commercial distributor, Boston Scientific. On June 21, 2007, we sold all of our Prolieve assets to Boston Scientific Corporation.

Development pipeline

Our pipeline presently consists of the following product, in the indicated stage of development:

Product	Status
ThermoDox (doxorubicin encapsulated in our heat activated liposome) plus heat for the treatment of cancer	We have recently completed a Phase I clinical study to establish the safety and pharmacokinetics of ThermoDox used in conjunction with radio frequency ablation in the treatment of liver cancer. The study was conducted at the National Cancer Institute of the National Institutes of Health and Queen Mary’s Hospital in Hong Kong.

We are currently conducting a confirmatory Phase I clinical study for our single vial formulation of ThermoDox used in conjunction with radio frequency ablation in the treatment of liver cancer. This study is being performed at the Cleveland Clinic and North Shore Long Island Jewish Health System.

We are also sponsoring the conduct of an investigator sponsored Phase I study of the use of ThermoDox for the treatment of recurrent breast cancer at the chest wall (“RCW”).

While the Company is currently funded from the available cash resources, we anticipate that in the longer term revenues will be generated from licensing fees paid for our technologies by pharmaceutical manufacturers and royalties generated from eventual product sales to major institutional health care providers. In the event that such licensing fees are not forthcoming funding will be generated from sale of our equity securities.

From 1995 to 2004, we generated only minimal revenues and have funded our operations primarily through private placements of our equity securities. During 2004, following FDA premarketing approval of the Prolieve Thermodilatation system, we received a one-time licensing fee of $4 million under our agreement with Boston Scientific, the former distributor of our Prolieve system. Since receipt of the PMA, sales of Prolieve products have generated revenues of approximately $29 million. The sale of the Prolieve assets to BSC, along with raising additional equity, is anticipated to generate sufficient funding until such time as we are able to complete development and testing of, and gain necessary regulatory approvals for, one or more of our products.

Our principal costs consist of:

•

Research and development costs, including licensing fees due in connection with various of our technologies, the costs of sponsored research and pre-clinical and clinical trials for ThermoDox , the costs of development and design of other products; and

•	Corporate overhead.

Our research and development activities, pre-clinical tests and clinical trials, and the manufacturing, marketing and labeling of each of our products, are subject to extensive regulation by the FDA. We may not bring to market any product in the U.S. without approval, in the form of a premarketing approval from the FDA. We are currently conducting basic research and development activities, pursuing prototype products through clinical testing and regulatory approval. Our ultimate objective is to commercialize those products to generate a return on investment for our stockholders through one of several means including: (a) selling products directly to end users; (b) selling products through a distributor; or (c) licensing the technology to third parties and generating income through royalties and milestone payments.

Recent Events

On February 7, 2007, Celsion entered into an agreement with AMS that settled the patent dispute. Under the settlement terms, Celsion paid a licensing fee and will pay a royalty based on sales of its Prolieve product to acquire a product license to AMS’ patents for the use of microwave energy to treat BPH and prostatitis. The agreement ended litigation between the two parties The agreement was reached with the concurrence of BSC in accordance with the Transaction Agreement between BSC and Celsion dated January 21, 2003 which granted BSC an option to purchase the Prolieve assets and which required that Celsion obtain BSC’s approval prior to entering into agreements related to the Prolieve business.

In February 2007, the Company initiated a confirmatory Phase I dose escalation study of our RFA and our single vial formulation of ThermoDox treatment regimen. The study is currently being performed at the Cleveland Clinic Foundation and at North Shore Long Island Jewish Health System. The first patient in this study was treated during February 2007. This study is not expected to impact the timing of the Phase III liver study.

On March 12, 2007, the Board of Directors of Celsion appointed Dr. Augustine Chow as a member of the Board of Directors of the Company. Dr. Chow was appointed a class one director, and the Board of Directors resolved to expand the Board of Directors from six to seven members.

On June 21, 2007, the Company closed the previously announced sale of its Prolieve assets to Boston Scientific, The sale was previously disclosed on a Form 8-K filed by the Company on April 18, 2007.

The Prolieve Assets were sold to Boston Scientific for an aggregate purchase price of $60 million payable in three installments consisting of $30 million at closing and $15 million on each of the first and second anniversaries of the closing. In addition to the other indemnification provisions, such as indemnification for breaches of representations, warranties and covenants contained in the Asset Purchase Agreement, the Company agreed to indemnify Boston Scientific for a period of two years from the closing, in an amount up to $15 million of incurred costs, in the event of unforeseen intellectual property claims related to the Prolieve Assets. The $30 million payable at closing was reduced by approximately $17 million, representing the principal and accrued interest due on promissory notes previously issued by the Company to Boston Scientific, and certain royalty payments to AMS under the Settlement and License Agreement dated as of February 7, 2007.

The foregoing description of the Asset Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the complete terms of the Asset Purchase Agreement, a copy of which is attached to the Form 8-K filed by the Company on April 18, 2007 and is incorporated herein by reference.

On June 13, 2007 Dr. Lawrence Olanoff resigned his membership of the Board of Directors due to time constraints imposed by his position as President and Chief Operating Officer of Forest Laboratories Inc. (NYSE: FRX).

Results of Operations

Comparison of Three Months Ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Change
	2007	2006	Dollars	Percent
Operating expenses:
Research and development	$2,349,036	$1,407,149	$941,887	67
General and administrative	1,671,388	1,117,780	553,608	50

Total operating expenses	4,020,424	2,524,929	1,495,495	59

Interest expense, net	(196,909)	(83,904)	(113,005)	(135)
Other expense, net	(415,457)	(329,143)	(86,314)	(26)

Loss from continuing operations	$(4,632,790)	$(2,937,976)	$(1,694,814)	(58)
Discontinued Operations (Note 11)
Income / (loss) from discontinued operations
(including gain on sale of $48,029,793)	49,121,362	(784,791)	49,906,152	6,359
Income tax expense	(274,000)	—	(274,000)	(100)

Income / (loss) from discontinued operations	48,847,362	(784,791)	49,632,152	6,324

Net income / (loss)	$44,214,572	$(3,722,767)	$47,937,338	1,288

The increase of $941,887, or 67%, in research and development expense during the second quarter of 2007 in comparison to the second quarter of 2006 was due to:

$
• Increase in clinical costs due to start-up of second phase I study and costs associated with filing the Primary Liver Cancer Phase III Protocol through the Special Protocol Assessment (“SPA”) process	482,000
• Increase in drug manufacturing costs due to start up of single vial production at third party manufacturer	171,000
• Increase in patient recruitment costs	127,000
• Increase in salaries & wages due to additional clinical staff	109,000
• Increase in professional fees related to SPA	53,000

The $553,608, or 50%, increase in general and administrative expense during the quarter ended June 30, 2007 as compared to the comparable period during 2006 was attributable to:

$
• Increase in stockholders costs – annual meeting, including proxy solicitation, and additional AMEX listing fees related to 2007 Stock Incentive Plan	172,000
• Increase in board of directors’ fees and meeting expenses	130,000
• Increase in professional, consulting and auditing fees	86,000
• Increase in recruiting and relocations costs for new staff	85,000
• Increased franchise taxes related to authorized shares	38,000
• Increase in corporate insurances	23,000
• Increase in salaries and wages for new staff	20,000

Net interest expense for the quarter ended June 30, 2007 was $196,909 compared to $83,904 for the quarter ended June 30, 2006. This change was due to higher interest rates and higher loan balances due under the loan from Boston Scientific.

Other expense for the quarter ended June 30, 2007 was $415,457 compared to $329,143 for the quarter ended June 30, 2006. The entire amount for the quarter ended June 30, 2007 represented an allowance for bad debts while the amounts in the prior year represented losses incurred by Celsion China and adjustments related to the Celsion Canada transaction.

The discontinued operations reflect the income and expense of Prolieve division. These assets were sold to Boston Scientific on June 21, 2007 for $60 million. A gain of $48 million was recorded on the sale. See note 11 to the financial statements for further detail.

Comparison of Discontinued Operations for the quarter ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Change
	2007	2006	Dollars	Percent
Revenues:
Net sales of equipment and parts	$2,893,330	$305,790	$2,587,540	846
Cost of Sales	1,482,366	651,873	830,493	127

Gross Profit	1,410,964	(346,083)	1,757,047	508

Operating expenses:
Research and development	446,380	581,565	(135,185)	(23)

Total operating expenses	446,380	581,565	(135,185)	(23)

Income / (loss) from operations	964,584	(927,648)	1,892,232	204
Gain on sale of Prolieve	48,029,793	—	48,029,793	100
Other income, net	126,985	142,857	(15,872)	(11)

Net income / (loss) before taxes	$49,121,362	$(784,791)	$49,906,153	6,359
Income tax expense	(274,000)	—	(274,000)	(100)

Net income / (loss) from discontinued operations	$48,847,362	$(784,791)	$49,632,153	6,324

Net sales for the quarter ended June 30, 2007 were $2,893,330, an increase of $2,587,540 or 846%, compared to $305,790 for the quarter ended June 30, 2006. Product sales consisted of sales of our Prolieve products and were comprised of two elements – sales of control units and sales of disposable catheter kits, all to our exclusive distributor, Boston Scientific. The increase in revenues during the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006 reflects the fact that sales were suspended in the second quarter of 2006 due to a voluntary recall of the Prolieve products.

The gross margin for the quarter ended June 30, 2007 was $1,410,964, or 48.8% of sales compared to loss of $346,083 for the quarter ended June 30, 2006. The increase in gross margin percentage was the result of the voluntary recall of the Prolieve products in the second quarter of 2006 which temporarily suspended sales.

The decrease of $135,185, or 23%, in research and development expense during the second quarter of 2007 in comparison to the quarter ended June 30, 2006 was due to:

$
• Decrease in legal and patent costs	285,000
• Decreased salaries & related benefits due to a reduction in Prolieve development staff	59,000
• Decreased travel costs	31,000
• Decrease in R&D Materials	11,000
• Increase due to royalties paid as a result of the settlement of
AMS patent litigation	(244,000)
• Increase in other expenses	(7,000)

The increase in net income of $49,632,153 for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006 was the result of the items above together with the gain on the sale of the Prolieve assets of $48,029,793. The net income for the quarter ended June 30, 2007 also included a provision for income taxes of $274,000 which represents the estimated net tax liability (alternative minimum tax) due to the sale of the Prolieve assets.

Comparison of Six Months Ended June 30, 2007 and 2006.

	Six Months Ended June 30,		Change
	2007	2006	Dollars	Percent
Operating expenses:
Research and development	$4,119,849	$3,084,324	$1,035,525	34
General and administrative	2,965,556	2,261,684	703,872	31

Total operating expenses	7,085,405	5,346,008	1,739,397	33

Interest expense, net	(364,393)	(129,359)	(235,034)	(182)
Other (expense) / income, net	(415,457)	753,018	(1,168,475)	(155)

Loss from continuing operations	$(7,865,255)	$(4,722,349)	$(3,142,906)	(67)
Discontinued Operations (Note 11)
Income / (loss) from discontinued operations (including gain on sale of $48,029,793)	49,996,156	(783,973)	50,780,129	6,477
Income tax expense	(274,000)	—	(274,000)	(100)

Income / (loss) from discontinued operations	49,722,156	(783,973)	50,506,129	6,442

Net income / (loss)	$41,856,901	$(5,506,322)	$47,363,223	860

The increase of $1,035,525, or 34%, in research and development expense during the six months ended June 30, 2007 comparison to the six months ended June 30, 2006 was due to:

$
• Increase in clinical costs due to start-up of second phase I study and costs associated with filing the Primary Liver Cancer Phase III Protocol through the Special protocol Assessment (“SPA”) process	810,000
• Increase in drug manufacturing costs due related to start up of single vial production at third party manufacturer	158,000
• Increase in clinical salaries and wages due to additional staff	35,000
• Increase in patent related legal costs	20,000
• Increase in professional fees related to SPA	13,000

The $703,872, or 31%, increase in general and administrative expense during the six months ended June 30, 2007 as compared to the comparable period during 2006 was attributable to:

$
• Increased recruiting & relocation costs related to hiring of new staff	264,000
• Increase in board of directors’ fees and meeting expenses	148,000
• Increased professional fees	98,000
• Increase in stockholder costs related to proxy solicitation and additional AMEX listing fees related to the 2007 Stock Incentive Plan	68,000
• Increased consulting and temporary fees	64,000
• Increased in legal fees related to AMS settlement and BSC option exercise	55,000
• Increased franchise taxes related to authorized shares	49,000
• Increase in corporate insurances	38,000
• Decrease in investor relations costs due to lower activity	(16,000)
• Decreased salaries and related benefits due to staff reductions	(64,000)

Net interest expense in the six months ended June 30, 2007 was $364,393 compared to $129,359 for the six months ended June 30, 2006. This change was due to higher interest rates and higher loan balances due under the loan from Boston Scientific.

Other expense for the six months ended June 30, 2007 was $415,457 compared to other income of $753,018 for the six months ended June 30, 2006. The entire amount for the quarter ended June 30, 2007 represented an allowance against amounts due from Celsion Canada under the Transition Services Agreement while the income in the first six months of 2006 principally represented a gain on the sale of Celsion Canada of $1,011,923 which was offset by a loss on Celsion China of $250,843.

The discontinued operations reflect the income and expense of Prolieve division. These assets were sold to Boston Scientific on June 21, 2007 for $60 million. A gain of $48 million was recorded on the sale. See note 11 to the financial statements for further detail.

Comparison of Discontinued Operations for the six months ended June 30, 2007 and 2006.

	Six Months Ended June 30,		Change
	2007	2006	Dollars	Percent
Revenues:
Net sales of equipment and parts	$5,816,295	$2,652,209	$3,164,086	119
Cost of Sales	3,018,765	2,406,376	612,389	25

Gross Profit	2,797,530	245,833	2,551,697	1,038

Operating expenses:
Research and development	1,101,008	1,315,520	(214,512)	(16)

Total operating expenses	1,101,008	1,315,520	(214,512)	(16)

Income / (loss) from operations	1,696,522	(1,069,687)	2,766,209	259
Gain on sale of Prolieve	48,029,793	—	48,029,793	100
Other income, net	269,841	285,714	(15,873)	(6)

Net income / (loss) before taxes	$49,996,156	$(783,973)	$50,780,129	6,477
Income tax expense	(274,000)	—	(274,000)	(100)

Net income / (loss) from discontinued operations	$49,722,156	$(783,973)	$50,506,129	6,442

Net sales for the six months ended June 30, 2007 were $5,816,295, an increase of $3,164,086 or 119%, compared to $2,652,209 for the six months ended June 30, 2006. Product sales consisted of sales of our Prolieve products and were comprised of two elements – sales of control units and sales of disposable catheter kits, all to our exclusive distributor, Boston Scientific. As previously noted, the increase in revenues during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 reflects the fact that sales were suspended in the second quarter of 2006 due to a voluntary recall of the Prolieve products.

The gross margin for the six months ended June 30, 2007 was $2,797,530, or 48.1% of sales compared to $245,833, or 9.3%, for the six months ended June 30, 2006. The increase in gross margin percentage was the result of the voluntary recall of the Prolieve products in the second quarter of 2006 which temporarily suspended sales.

The decrease of $214,512, or 16%, in research and development expense during the six months ended June 30, 2007 in comparison to the quarter ended June 30, 2006 was due to:

$
• Decrease in legal and patent costs	252,000
• Decreased salaries & related benefits due to a reduction in Prolieve development staff	120,000
• Decreased travel costs	68,000
• Decrease in software development costs	42,000
• Decrease in other expenses	2,000
• Increase due to royalties paid as a result of the settlement of AMS
AMS patent litigation	(269,000)

The increase in net income of $50,506,129 for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was the result of the items above plus the gain on the sale of Prolieve of $48,029,793. The net income for the quarter ended June 30, 2007 also included a provision for income taxes of $274,000 which represents the estimated net tax liability (alternative minimum tax) due to the sale of the Prolieve assets.

Financial Condition, Liquidity and Capital Resources

Celsion’s core business activity is the development of products to treat cancer and other diseases and to commercialize those products to generate a return on investment for its stockholders through one of several means including: (a) selling products directly to end users; (b) selling products through a distributor; (c) licensing its technology to third parties and generating income through royalties and milestone payments; and (d) outright sale of a technology directly or, ultimately, though the sale of the entire Company. This business model will generate uneven cash flows, inasmuch as continuing development expenditures will not necessarily be matched by revenues from one of the above sources. In the event that annual development expenditures are not covered by current revenues, funding will be provided from other sources including any cash on hand, revenues provided as above, income generated from licensing agreements and debt or equity funding raised in the capital markets.

Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of $48,629,913 at June 30, 2007. We have incurred negative cash flows from operations since our inception and have funded our operations primarily through the sale of equity securities and more recently through the sale of our Prolieve assets. As of June 30, 2007, we had total current assets of $31,728,975, including cash and short term investments of $15,363,963, compared with current liabilities of $10,287,972, resulting in a working capital surplus of $21,441,003. As of December 31, 2006, we had $9,032,674 in cash and short term investments and total current assets of $16,022,505 compared with current liabilities of $4,008,002, which resulted in working capital of $12,014,503 at the fiscal year end.

Net cash used in the Company’s operating activities for the six months ended June 30, 2007 was $3,868,396 compared to $4,232,224 for the six months ending June 30, 2006.

In the six months ended June 30, 2007, total assets and total liabilities and stockholders’ equity increased by $30,500,294 to $49,429,846 compared to $18,929,552 as of December 31, 2006.

The increase in total assets was due to a number of factors, including:

•	An increase in cash, cash equivalents and short term investments of $6,331,289 as detailed in the statement of cash flows;

•	An increase in the amounts due from Boston Scientific under the asset purchase agreement of $30,000,000; and

•	An increase in deposits and other assets of $307,879.

The increases in total assets were offset by decreases of:

•	A decrease in accounts receivable trade of $854,268 due to lower sales;

•	A decrease in inventory of $2,830,549 which reflect the sale of those assets to Boston Scientific;

•	A decrease of $1,824,740 in the escrow account due to application of the balance to the AMS settlement;

•	A decrease in fixed assets of $336,934 related to the sale of certain assets to Boston Scientific;

•	A decrease in the amounts due from Celsion Canada of $383,323 which due to provision for potential default under the Transition Services Agreement.

The increase in total liabilities and equity was due to a number of factors, including:

•	An increase in other accrued liabilities of $6,160,663 resulting primarily from the indemnification reserve of $5,000,000 created under the Asset Purchase Agreement with Boston Scientific;

•	An increase in income taxes payable due to Alternative Minimum Taxes of $274,000; and due on the gain generated by the sale of the Prolieve assets to Boston Scientific;

•	A decrease in the accumulated deficit of $41,856,901 which represents the income for the six months ended June 30, 2007.

The increases in total liabilities and equity were offset by decreases in:

•	A decrease in deferred revenue of $2,380,952 due to recognition of the unamortized balance of the Prolieve licensing fee upon sale of the Prolieve assets to Boston Scientific; and

•	A decrease of $16,277,698 in the loan payable to Boston Scientific which was repaid from the proceeds on the first installment of the sale of the Prolieve assets.

For the balance of fiscal year 2007, we expect to expend approximately $9,000,000 to $10,000,000 for clinical testing of liver cancer and breast cancer treatment systems as well as corporate overhead, all of which we expect to fund from cash on hand. The foregoing is an estimate, based upon assumptions as to the scheduling of institutional clinical research and testing personnel, the timing of clinical trials and other factors, not all of which are fully predictable.

As disclosed under Note 11 to the condensed financial statements presented above, the Company entered into an agreement with Boston Scientific for the sale of the Prolieve system. The terms of the sale provided for a $30,000,000 initial payment upon closing on June 21, 2007, with approximately $17,000,000 of the initial payment to be used to repay the loan outstanding to Boston Scientific.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

We are exposed to interest rate risk on investments of our excess cash. The primary objective of our investment activities is to preserve capital. To achieve this objective and minimize the exposure due to adverse shifts in interest rates, we invest in high quality short-term maturity commercial paper, municipal bonds, and money market funds operated by reputable financial institutions in the United States. Due to the nature of our investments, we believe that we do not have a material interest rate risk exposure.

Item 4.	Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2007, which is the end of the period covered by this report, our disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15of the Securities Exchange Act of 1934 as amended that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On June 13, 2007, the Company held its Annual Meeting of Stockholders (“Annual Meeting”). At the Annual Meeting, the stockholders voted to elect Dr. Max Link, Dr. Kris Venkat, and Michael H. Tardugno to the Board of Directors, to serve as Class III directors, for a term of three years, until the Company’s annual meeting of stockholders in 2010 and until their successors are elected and shall have qualified. The results of the voting on this matter were as follows:

Nominee	For	Withheld
Dr. Max Link	9,818,224	211,599
Dr. Kris Venkat	9,194,015	835,808
Michael H. Tardugno	9,849,992	179,832

The term of the Class I Directors, Mr. Gregory Weaver and Dr. Augustine Chow, will expire with the election and qualification of directors at the annual meeting of stockholders in 2008. The term of the Class II Director, Dr. Gary Pace, will expire the election and qualification of directors at the annual meeting of stockholders in 2009.

At the Annual Meeting, the stockholders also voted to approve the Celsion Corporation 2007 Stock Incentive Plan. The results of voting on this matter were as follows:

Votes For	5,102,708
Votes Against	1,035,205
Abstentions and Non-Votes	3,891,909

The stockholders voted to ratify the appointment of Stegman & Company as the Company’s Independent Public Accounting Firm for the fiscal year ending December 31, 2007. The results of the voting on this matter were as follows:

Votes For	9,956,397
Votes Against	52,136
Abstentions and Non-Votes	21,288

The stockholders voted to ratify and approve the sale of the Prolieve assets to Boston Scientific pursuant to the Asset Purchase Agreement dated April 17, 2006. The results of the voting on this matter were as follows:

Votes For	6,251,188
Votes Against	107,265
Abstentions and Non-Votes	3,671,369

Item 5.	Other Information

None.

Item 6.	Exhibits.

10.1	Prolieve Assets Purchase Agreement (incorporated by reference to the Company’s Schedule 14A filed on April 19, 2007).

10.2	Celsion Corporation 2007 Stock Incentive Plan (incorporated by reference to the Company’s Schedule 14A filed on April 19, 2007).

11	Statement Re. Computation of Earnings Per Share. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2007

CELSION CORPORATION Registrant

By:	/s/ Michael H. Tardugno
Michael Tardugno President and Chief Executive Officer

By:	/s/ Anthony P. Deasey
Anthony P. Deasey Chief Financial Officer (Principal Financial and Chief Accounting Officer)