Form 10-Q
period 2007-09-30
CELSION CORP
filed 2007-11-14
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Act).    Yes   ☐     No   ☒

As of October 22, 2007 the Registrant had outstanding 10,834,917 shares of Common Stock, $.01 par value.

10.1

Loan and Security Agreement, dated as of November 9, 2007, by and between Celsion Corporation and Manufacturers and Traders Trust Company (incorporated by reference to the Company's 8-K filed on November 14, 2007.)

11	Statement Re. Computation of Earnings Per Share. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

PART I

 FINANCIAL INFORMATION

Item 1.     Financial Statements.

Index to Financial Statements

Page
Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006	4-5

Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2007 and 2006	6

Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2007 and 2006	7-8

Notes to Financial Statements (Unaudited)	9-16

CELSION CORPORATION

BALANCE SHEETS

September 30, 2007 and December 31, 2006

ASSETS

	September 30,	December 31,
	2007	2006
	(Unaudited)

Current assets
Cash and cash equivalents	$2,385,374	$1,032,674
Short term investments	8,900,000	8,000,000
Accounts receivable - trade	229,350	1,882,373
Other receivables	3,802	21,675
Due from Boston Scientific Corporation	15,000,000	—
Inventories	—	2,830,549
Prepaid expenses	260,143	430,494
Escrow account - license fee	—	1,824,740
Total current assets	26,778,669	16,022,505

Property and equipment - at cost
Furniture and office equipment	195,508	185,877
Computer hardware and software	352,560	317,390
Laboratory and shop equipment	376,907	755,482
Leasehold improvements	132,148	132,148
	1,057,123	1,390,897
Less: Accumulated depreciation	752,471	875,834
Net value of property and equipment	304,652	515,063

Other assets
Advances under Celsion (Canada), Ltd.
Transition Services Agreement (net of allowance of $428,722 and $0, respectively)	200,000	583,322
Note receivable (net of discount of $189,415 and $268,394, respectively)	1,160,585	1,081,606
Due from Boston Scientific Corporation - Non Current	15,000,000	—
Deposits and other assets	1,261,517	653,931
Patent licensing fees (net of accumulated amortization of $7,500 and $1,875, respectively)	67,500	73,125
Total other assets	17,689,602	2,391,984

Total assets	$44,772,923	$18,929,552

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)

	September 30,	December 31,
	2007	2006
	(Unaudited)

Current liabilities
Accounts payable - trade	$1,176,072	$2,135,605
Other accrued liabilities	6,531,207	1,291,469
Income taxes payable	68,500	—
Accrued non-cash compensation	17,340	9,500
Note payable - current portion	565,308	—
Current portion of deferred revenue - license fee	—	571,428
Total current liabilities	8,358,427	4,008,002

Long-term liabilities
Deferred revenue - license fee	—	1,809,524
Note payable	509,293	—
Loan payable - principal	—	15,000,000
Loan payable - interest	—	1,277,698
Other liabilities	35,198	35,152
Total long-term liabilities	544,491	18,122,374

Total liabilities	8,902,918	22,130,376

Stockholders’ equity / (deficit)
Common stock - $0.01 par value (250,000,000 shares authorized; 10,776,818 shares and 10,739,804 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively.)	107,768	107,398

Additional paid-in capital	88,009,808	87,178,592
Accumulated deficit	(52,247,571)	(90,486,814)
Total stockholders’ equity / (deficit)	35,870,005	(3,200,824)

Total liabilities and stockholders’ equity / (deficit)	$44,772,923	$18,929,552

See accompanying notes.

CELSION CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Operating expenses:
Research and development	$1,958,671	$1,553,432	$6,078,520	$4,637,756
General and administrative	1,860,531	893,625	4,826,087	3,155,309
Total operating expenses	3,819,202	2,447,057	10,904,607	7,793,065

Loss from operations	3,819,202	2,447,057	10,904,607	7,793,065

Other income (expense):
Gain on the sale of Celsion (Canada), Ltd.	—	—	—	1,011,923
Other (expense) / income, net	(23,754)	678	(439,211)	(258,226)
Interest income	204,143	154,775	505,174	450,248
Interest expense	(11,899)	(322,208)	(677,324)	(747,040)

Loss from continuing operations before income taxes	(3,650,712)	(2,613,812)	(11,515,968)	(7,336,160)

Income taxes	—	—	—	—

Loss from continuing operations	$(3,650,712)	$(2,613,812)	$(11,515,968)	$(7,336,160)

Discontinued Operations (Note 12)
Income from discontinued operations (including gain on sale of $48,029,793)	33,054	1,622,664	50,029,211	838,691

Income tax expense	—	—	(274,000)	—

Income from discontinued operations	33,054	1,622,664	49,755,211	838,691

Net (loss) / income	$(3,617,658)	$(991,148)	$38,239,243	$(6,497,469)

Net loss from continuing operations per common share - basic	$(0.34)	$(0.24)	$(1.07)	$(0.68)

Net loss from continuing operations per common share - diluted	$(0.34)	$(0.24)	$(1.07)	$(0.68)

Net income from discontinued operations per common share - basic	$0.00	$0.15	$4.62	$0.08

Net income from discontinued operations per common share - diluted	$0.00	$0.15	$4.32	$0.08

Net (loss) / income per common share - basic	$(0.34)	$(0.09)	$3.55	$(0.61)

Net (loss) / income per common share - diluted	$(0.34)	$(0.09)	$3.32	$(0.61)

Weighted average shares outstanding - basic	10,774,497	10,737,222	10,764,878	10,728,100

Weighted average shares outstanding - diluted	10,774,497	10,737,222	11,526,717	10,728,100

 See accompanying notes.

CELSION CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net income (loss) for the period	$38,239,243	$(6,497,468)
Non-cash items included in net loss:
Depreciation and amortization	136,463	173,054
Accretion of discount on note receivable	(78,979)	—
Gain on sale of Prolieve	(48,029,793)	—
Gain on sale of Celsion (Canada) Ltd.	—	(1,011,923)
Stock based compensation - Options	714,053	922,437
Stock based compensation - Restricted Stock	58,560	—
Exercise of common stock options	2,718	—
Amortization of deferred license fee	(269,840)	(428,572)
Loss from investment in Celsion China, Ltd	—	27,017
Shares issued in exchange for services	56,255	41,476
Amortization of patent license	59,731	—
Loss from disposal of property and equipment	10,488	12,589
Allowance for doubtful accounts	428,722	—
Net changes in:
Accounts receivable-trade	1,653,023	(152,508)
Other receivables	17,873	20,433
Inventories	5,792	280,171
Prepaid expenses	170,351	127,798
Escrow account-license fee	1,824,740	69,637
Deposits and other assets	(607,586)	(101,857)
Accounts payable - trade and accrued interest	(295,846)	373,158
Income taxes payable	68,500	—
Other accrued liabilities	(1,212,541)	(541)
Net cash used in operating activities	(7,048,073)	(6,145,099)

Cash flows from investing activities
Purchases of short term investments	(5,000,000)	(12,000,000)
Proceeds from sale of Prolieve assets	9,958,615	—
Sale of short-term investments	4,100,000	9,500,000
Advances under Celsion Canada transition services agreement	(45,400)	—
Loss on investment in Celsion China, Ltd.	—	(11,994)
Loans Receivable	—	(597,693)
Payment of licensing fee	(1,600,000)	—
Purchase of property and equipment	(87,043)	(183,370)
Net cash provided by / (used in) investing activities	7,326,172	(3,293,057)

Cash flows from financing activities
Proceeds from note payable	1,181,925	—
Payments on note payable	(107,324)	—
Proceeds from loan payable	—	9,000,000
Purchase of treasury stock	—	(2,396)
Net cash provided by financing activities	1,074,601	8,997,604

Net increase/(decrease) in cash and cash equivalents	1,352,700	(440,552)
Cash and cash equivalents at beginning of period	1,032,674	2,313,430

Cash and cash equivalents at end of period	$2,385,374	$1,872,878

Cash paid for:
Interest	$13,637	$—
Income taxes	$205,500	$—

See accompanying notes.

Nine months ended
September 30, 2007
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

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2007 and 2006

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Celsion Corporation (which we sometimes refer to as “Celsion”, the “Company”, “we” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three and nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on March 27, 2007.

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

For the quarter ended September 30, 2007, 844,791 options and warrants were excluded from calculation of diluted earnings per share as their effect would have been anti-dilutive. For the nine months ended September 30, 2007, 761,839 shares were excluded from the diluted loss from continuing operations per common share as their effect would have been anti-dilutive. For the three and nine month periods ended September 30, 2006, all options and warrants have been excluded, respectively, from the calculation of diluted earnings per share as their effect would be anti-dilutive. The total number of outstanding warrants and options for the periods ended September 30, 2007 and 2006 were 2,062,467 and 2,230,114, respectively.

Information relating to the calculation of earnings per share is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net loss from continuing operatons - basic and diluted	$(3,650,712)	$(2,613,812)	$(11,515,968)	$(7,336,160)
Net income from discontinued operations - basic and diluted	$33,054	$1,622,664	$49,755,211	$838,691
Net (loss / income - basic and diluted)	$(3,617,658)	$(991,148)	$38,239,243	$(6,497,469)
Weighted average shares outstanding - basic	10,774,497	10,737,222	10,764,878	10,728,100
Dilutive securities - options and warrants	—	—	761,839	—
Adjusted weighted average shares outstanding - dilutive	10,774,497	10,737,222	11,526,717	10,728,100
Net loss from continuing operations per common share - basic	$(0.34)	$(0.24)	$(1.07)	$(0.68)
Net loss from continuing operations per common share - diluted	$(0.34)	$(0.24)	$(1.07)	$(0.68)
Net income from discontinued operations per common share - basic	$0.00	$0.15	$4.62	$0.08
Net income from discontinued operations per common share - diluted	$0.00	$0.15	$4.32	$0.08
Net (loss / income per common share - basic)	$(0.34)	$(0.09)	$3.55	$(0.61)
Net (loss / income per common share - diluted)	$(0.34)	$(0.09)	$3.32	$(0.61)

Note 3. New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation 48 “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement 109, Accounting for Income Taxes.      This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition and is effective for periods beginning after December 31, 2006. The Company has substantial net operating loss carry-forwards that are fully reserved and that are available to reduce its future taxable income. As a result, the adoption of FIN 48 did not have an effect on the Company’s results of operations, financial condition or liquidity.

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

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is not expected to have a significant impact on the Company’s financial statements.

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

2001 Stock Option Plan

The purpose of the 2001 Plan is to promote long-term growth and profitability of Celsion by providing key associates with incentives to improve stockholder value and to contribute to the growth and financial success of Celsion and to enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The 2001 Plan permitted the granting of stock options (including nonqualified stock options and incentive stock options qualifying under Section 422 of the Internal Revenue Code) and stock appreciation rights or any combination of the foregoing. During the year that ended December 31, 2006, 21,336 options were canceled or expired. During the nine months ended September 30, 2007, 8,336 options were canceled or expired. All canceled and expired options under the 2001 Plan become available for issue under the 2004 Plan.

2004 Stock Incentive Plan

The purpose of the 2004 Plan is to promote the long-term growth and financial success of the Company and enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The 2004 Plan permits the granting of awards in the form of incentive stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, and performance awards, or in any combination of the foregoing. During the year that ended December 31, 2006, 63,823 options were canceled or expired. During the nine months ended September 30, 2007, 714,000 options were issued, 666 options were exercised and 160,851 options were canceled or expired. All canceled and expired options under the 2004 Plan become available for issue under the 2007 Plan.

2007 Stock Incentive Plan

On June 13, 2007, the Company adopted the Celsion Corporation 2007 Stock Incentive Plan (the “2007 Plan”). The purpose of the 2007 Plan is to promote the long-term growth and profitability of the Company by providing incentives to improve stockholder value and enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The 2007 Plan permits the granting of awards in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, and performance awards, or in any combination of the foregoing. During the nine months ended September 30, 2007, 90,500 options were issued. No options were canceled or expired under the plan. On September 30, 2007, there were 909,500 shares available out of 1,000,000 shares authorized and available under the 2007 Plan. All canceled and expired options under the 2001 Plan and the 2004 Plan become available for issue under the 2007 Plan.

Options Issued to Consultants for Services

The Company enters into agreements with consultants in which the consultants receive stock options in exchange for services. Generally, the terms of these plans require that the exercise price of the options may not be less than the fair market value of Celsion’s Common Stock on the date the options are granted. Options generally vest over various time frames or upon milestone accomplishments. Some vest immediately. Others vest over a period between one and five years. The Company’s options generally expire ten years from the date of the grant There were no options granted to non-employees for the nine months ended September 30, 2007.

A summary of the Company’s Common Stock option and warrant activity and related information is as follows:

Stock Options	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	858,527	$8.46
Granted	804,500	3.48
Exercised	(666)	4.08
Canceled or expired	(169,187)	5.81
Outstanding at September 30, 2007	1,493,174	6.16	7.5	$2,059,828
Exercisable at September 30, 2007	715,081	$8.81	5.9	$237,013

Warrants	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	702,401	$14.83
Granted	—	—
Exercised	(1,108)	3.75
Canceled or expired	(132,000)	8.38
Outstanding at September 30, 2007	569,293	15.61	1.1	$89,310
Exercisable at September 30, 2007	569,293	$15.61	1.1	$89,310

The following is additional information with respect to options outstanding at September 30, 2007:

Nine Months Ended September 30, 2007
Risk-free interest rate	4.14% to 5.24%

Dividend Yield	0.0%

Expected volatility	64.5% to 81.0%

Expected option life in years	5.3 to 6.0

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

Stock based compensation expense totaled $345,326 and $772,613 during the three and nine months ended September 30, 2007 and $254,730 and $922,437 during the three and nine months ended September 30, 2006. Stock based compensation is recognized ratably over the requisite service period for all awards. Unrecognized stock based compensation expense related to stock options totaled $1,477,990 at September 30, 2007 while the unrecognized stock based compensation expense related to non-vested restricted stock awards was $105,151 at September 30, 2007.

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

The terms of the note receivable only specify an interest charge in the event that scheduled payments are in arrears. The $1,500,000 note was therefore discounted at the prime rate in effect January 16, 2006 (7.25%) plus 1.0%, or 8.25%, and the balance, net of discount, of $1,146,428 was recorded in the financial statements above. Interest income of $60,624 and $51,785 was recorded in the nine months ended September 30, 2007 and 2006, respectively.

Note 6. Advances under Celsion (Canada) Limited Transition Services Agreement

In conjunction with the sale of Canada, a Transition Services Agreement was entered into whereby (i) Celsion sublet space in the Company’s offices for use by Canada to carry on its business, for a period of up to six (6) months from the date of the agreement; (ii) Celsion provided administrative support services as needed in the operation of Canada’s business for the period of the sublease, and (iii) Celsion advanced funds to pay salary and health and dental insurance of each of certain employees of Canada and the expenses reasonably incurred in connection with the operation of Canada’s business up to $100,000 for the shorter of the period ending June 30, 2006 or the date of closing by Canada of a transaction involving the merger of Canada into a newly created Canadian Capital Pool Company and a simultaneous funding through a private placement of shares under terms approved by the Toronto Stock Exchange (the “Canada Transaction”). Within ten days after the closing of the Canada Transaction, Canada will pay the Company all amounts due under the Transition Services Agreement.

The Transition Services Agreement was amended on March 28, 2006 to advance Canada an additional $200,000 to fund reasonable operating expenses. This additional advance is repayable under the same terms as the Transition Services Agreement. The cumulative balance advanced under the Transition Services Agreement, as amended, at June 30, 2007 was $628,722.

The Canada Transaction did not close by December 31, 2006. Based on discussions with Canada management, Celsion management established that diligent efforts were being made by Canada management to close the Canada Transaction on a timely basis and agreed to extend the due date for repayment of the loan to the earlier of the closing of the Canada Transaction or June 30, 2007. Canada has not closed the transaction nor has it paid the amounts due. Accordingly, the Company has placed an allowance of $428,722 against the amounts due. The remaining balance of $200,000 is personally guaranteed by Dr. Cheung.

Note 7. Investment in Celsion China, Ltd.

On December 15, 2003, the Company announced the formation of a joint venture with Asia Pacific Life Science Group, Ltd., a group of Hong Kong-based investors, to develop our technologies and distribute our products in Greater China. Celsion acquired 45.65% of the equity of Celsion China, Ltd. for $200,000 on February 5, 2004.

On January 12, 2006, Celsion acquired a further 25.65% of the equity of Celsion China, Ltd. from Asia Pacific Life Science Group, Ltd. for $25,000 increasing Celsion’s total equity position to 71.3%.

An additional cash advance in the amount of $84,123 in the form of a loan was made to Celsion China, Ltd. on January 27, 2006.

Celsion terminated its interest in Celsion China, Ltd. on May 9, 2006. The loan write-off, other receivable write-off and final dissolution expenses related to Celsion China, Ltd. were recorded as a loss on investment in Celsion China, Ltd. of $207,687.

Note 8. Licensing Agreement

Celsion entered into a Distribution Agreement with Boston Scientific Corporation (“Boston Scientific” or “BSC”) on January 20, 2003 pursuant to which the Company granted Boston Scientific exclusive rights to market and distribute the Prolieve Thermodilatation® system and its component parts for the treatment of BPH in all territories other than China, Taiwan, Hong Kong, Macao, Mexico and Central and South America. The agreement was terminated upon the sale of the Prolieve assets to Boston Scientific on June 21, 2007 (as more fully described in Note 12). The Distribution Agreement had a seven-year term commencing on February 21, 2004. The parties previously shared gross sales (less costs and expenses) attributable to the product.

Celsion received a $4,000,000 licensing fee under the Distribution Agreement, $2,000,000 of which was placed in an interest bearing escrow account for a period of 36 months ending February 21, 2007 for payment of any legal expenses, settlements, license fees, royalties, damages or judgments incurred by Celsion or Boston Scientific in connection with any patent litigation related to alleged infringement of third party patents.  Interest on the funds was retained in the escrow account and accrued to the benefit of Celsion. The balance remaining in the escrow was released to Celsion on February 20, 2007 and applied to settlement of a patent infringement lawsuit with American Medical Systems, Inc. and AMS Research Corporation (together referred to as “AMS”).

The Company recognized the licensing fee at a rate of $47,619 per month over the seven-year term of the Distribution Agreement which began February 21, 2004. Upon the sale of the Prolieve assets on June 21, 2007, the remaining balance of the fee was recorded as income and included in the gain on the sale of the Prolieve assets during the quarter ended June 30, 2007.

Note 9. Inventory

Inventory was comprised of Prolieve Thermodilatation® system control units, parts inventory and associated disposable treatment kits. All inventory was transferred to Boston Scientific upon the sale of the Prolieve assets on June 21, 2007. Inventory was stated at the lower of cost or market. Inventory on hand at September 30, 2007 and December 31, 2006 was as follows:

	September 30, 2007	December 31, 2006
Components	$0	$29,399
Finished Goods	0	2,808,159
	0	2,837,558
Less: reserve	0	(7,009)
	$0	$2,830,549

Note 10. Loan Payable

On August 8, 2005, Celsion and Boston Scientific entered into the First Amendment to the Transaction Agreement (the “First Amendment”) pursuant to which BSC agreed to lend the Company up to $15,000,000 (the “Loan”) to be evidenced by one or more convertible secured promissory notes.                The first installment of $6,000,000 was disbursed on August 17, 2005.      The second and third installments, each of $4,500,000, were disbursed on February 2, 2006, and July 28, 2006, respectively.

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

Note 11. Note Payable

On July 23, 2007, the Company entered into a Premium Finance Agreement (the “agreement”) with Flatiron Capital Corporation (“Flatiron”) whereby Flatiron funded certain insurance premiums in the amount of $1,313,250 on behalf of the Company. In exchange, the Company will make 21 installments of $59,418 beginning on August 23, 2007. Interest accrues at a rate of 5.98% on outstanding balances.

Note 12. Discontinued Operations

On April 17, 2007, the Company and Boston Scientific entered into an asset purchase agreement to reflect the exercise by Boston Scientific of its option to purchase all of the Prolieve assets of the Company (the “Asset Purchase Agreement”). The Board of Directors of the Company approved the Asset Purchase Agreement and the transactions contemplated thereby, and the Company’s stockholders ratified the sale at the annual meeting on June 13, 2007. Pursuant to the Asset Purchase Agreement, Boston Scientific purchased the Prolieve assets for an aggregate purchase price of $60 million, subject to reduction in accordance with the terms and conditions of the Asset Purchase Agreement. The transaction closed on June 21, 2007, and the Company recorded a gain on the sale in the amount of $48 million.

The gain on the sale of Prolieve is calculated as follows:

Sales Price	$60,000,000
Transaction fees and legal costs	(1,460,165)
Indemnity gurantee costs	(5,000,000)
Licensing fee	(3,100,000)
Adjusted Sales Price	50,439,835

Net assets sold
Inventories	(2,824,757)
Laboratory and shop equipment	(150,503)
AMS License Fee	(1,545,893)

Liabilities Transferred
Amortization of License Fee	2,111,111

Gain on Sale	$48,029,793

As previously disclosed, the Company and Boston Scientific entered into a Transaction Agreement effective January 20, 2003 (the “Transaction Agreement”) pursuant to which Boston Scientific would make equity investments in the Company through the purchase of Company common stock upon attainment of specified milestones by the Company. As of September 30, 2007, Boston Scientific owned 7.88% of the Company’s common stock.

As part of the consideration in the Transaction Agreement, the Company granted Boston Scientific an exclusive option to purchase the Prolieve assets for a price equal to the greater of $60 million or a multiple of sales, exercisable for a period of five years and expiring in February 2009. As previously disclosed, on August 8, 2005, the Company and Boston Scientific entered into the First Amendment pursuant to which Boston Scientific agreed to lend the Company up to $15 million to be evidenced by one or more convertible secured promissory notes (the “Notes”). The first installment of $6 million was disbursed on August 17, 2005, the second and third installments, each of $4.5 million, were disbursed on February 2, 2006, and  July 28, 2006, respectively. The First Amendment also fixed the purchase option price at $60 million (eliminating the multiple).

The Asset Purchase Agreement reflects the agreement by the Company and Boston Scientific to further modify the terms of the purchase option granted to Boston Scientific on January 20, 2003 and amended on August 8, 2005. The revised terms provided for the aggregate purchase price of $60 million to be paid in three installments consisting of $30 million at closing on June 20, 2007 and $15 million on each of the first and second anniversaries of the closing. The revised terms also provided that the $30 million first installment was reduced at closing by approximately $17 million, representing the principal and accrued interest due on the Notes.

In addition to the other indemnification provisions, such as indemnification for breaches of representations, warranties and covenants contained in the Asset Purchase Agreement, the Company has agreed to indemnify Boston Scientific for a period of two years from the closing, in an amount up to $15 million of incurred costs, in the event of unforeseen intellectual property claims related to the Prolieve assets.  In accordance with FASB interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34, the Company recorded an estimate for the fair value of standing ready to perform under the indemnification guarantee of $5,000,000. This estimate was consistent with the fair value of insurance premiums to cover the entire $15 million indemnity. On July 23, 2007, the Company purchased an insurance policy to cover $10 million of the indemnity guarantee. The premium for this policy was $1,313,250 and was recorded as a reduction of the accrued liability. The Company will continue to evaluate the accrued liability on a quarterly basis and reduce it as the risk of the indemnity decreases. As of September 30, 2007, the balance of this accrued liability was $3,686,750.

Note 13.  Contingencies

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

Purchase Commitment

Sanmina-SCI (“Sanmina”) and Celsion entered into a Medical Product Manufacturing Services Agreement on April 2, 2003 for the production of the Company’s Prolieve Thermodilatation control units.  This agreement was assigned to Boston Scientific upon the closing of the sale of the Prolieve assets on June 21, 2007. It was stipulated in the agreement that Celsion may from time to time require Sanmina to acquire component inventories in excess of the then current demand. Any such inventory of components purchased and held by Sanmina would be designated as “excess” inventory, and Celsion would be responsible to reimburse Sanmina for the delivered cost of those components. On October 1, 2005, Celsion began paying a 1.5% monthly inventory carrying charge in lieu of payment in full.

Note 14. Subsequent Events

On November 9, 2007, the Company entered into a Loan and Security Agreement (the “Agreement”) with Manufacturers and Traders Trust Company (“M&T”) pursuant to which M&T will provide a draw-down credit facility to the Company (the “Credit Facility”).  The Company may request advances under the Credit Facility at a rate not to exceed $1,500,000 per month, up to a maximum principal amount under the Credit Facility of $6,500,000.  Each advance is subject to, among other customary conditions, a determination by M&T in its good faith discretion that the Company owns less than $500,000 in cash and other property readily convertible into cash, excluding the cash collateral account referred to below.  Amounts borrowed by the Company under the Credit Facility and repaid may not be re-advanced to the Company.

The Credit Facility is secured by (i) a $1,000,000 cash collateral account to be held at M&T and (ii) substantially all of the Company’s assets.  The Credit Facility bears interest on the outstanding balance at a rate of the London Interbank Offered Rate plus 2.75%.  Accrued interest on the outstanding balance is payable monthly.  The total outstanding principal and accrued interest balance on the Credit Facility is due and payable on June 21, 2008.

The Agreement specifies certain events of default, pursuant to which M&T could require immediate repayment by the Company of all outstanding amounts under the Credit Facility.  In addition to customary events of default relating to changes in the operations and financial condition of the Company, in connection with payments due to the Company pursuant to the previously announced sale by the Company of its Prolieve assets to Boston Scientific Corporation, the Agreement specifies certain events of default relating to changes in the operations and financial condition of Boston Scientific Corporation.

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

Overview

Celsion is a biotechnology company dedicated to furthering the development and commercialization of oncology drugs including tumor-targeting treatments using focused heat energy in combination with heat activated drug delivery. We are currently engaged in the development of treatment systems using a combination of heat and drugs developed on our proprietary heat activated liposomal technology platform.  Our first drug, ThermoDox®, an encapsulation of doxorubicin, a common oncology drug, in our heat activated liposome, is in clinical studies for the treatment of liver cancer and breast cancer. In 1989, we obtained premarketing approval (“PMA”) from the FDA to use our microwave-based Microfocus

1000 heat therapy system on surface and subsurface tumors in conjunction with radiation therapy. We marketed this system until 1995. From 1995 until early in 2004, we engaged in research and development of new treatment systems. On January 16, 2006, we transferred all of our rights to the Microfocus 1000, together will all associated technology, to Celsion (Canada) Ltd. and on the same day sold all the stock of Celsion Canada to our founder and former officer and director, Dr. Augustine Cheung. On February 19, 2004, we obtained a PMA for the Prolieve Thermodilatation System for the treatment of Benign Prostatic Hyperplasia (BPH). From 2004 through June 2007, Prolieve was marketed and sold through our commercial distributor, Boston Scientific.  On June 21, 2007, we sold all of our Prolieve assets to Boston Scientific Corporation.

Development pipeline

Our pipeline presently consists of the following product, in the indicated stage of development:

Product	Status
ThermoDox (doxorubicin encapsulated in our heat activated liposome) plus heat for the treatment of cancer

We have recently completed a Phase I clinical study to establish the maximum tolerable dose, the safety, and the pharmacokinetics of ThermoDox used in conjunction with radio frequency ablation in the treatment of liver cancer. The study was conducted at the National Cancer Institute of the National Institutes of Health and Queen Mary’s Hospital in Hong Kong.

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

From 1995 to 2004, we generated only minimal revenues and have funded our operations primarily through private placements of our equity securities. During 2004, following FDA premarketing approval of the Prolieve Thermodilatation system, we received a one-time licensing fee of $4 million under our agreement with Boston Scientific, the former distributor of our Prolieve system. From 2004 through June 2007, sales of Prolieve products generated revenues of approximately $29 million. The proceeds from the sale of the Prolieve assets to BSC, along with raising additional equity, is anticipated to generate sufficient funding until such time as we are able to complete development and testing of, and gain necessary regulatory approvals for, one or more of our products.

While the Company is currently funded from the available cash resources, we anticipate that in the longer term revenues will be generated from licensing fees paid for our technologies by pharmaceutical manufacturers and royalties generated from eventual product sales to major institutional health care providers. In the event that such licensing fees are not forthcoming and/or the Company elects to make investments in additional drug development and/or commercial opportunities, funding will be generated from sale of our equity securities.

Our principal costs consist of:

•                    Research and development costs, including licensing fees due in connection with various of our technologies, the costs of sponsored research and pre-clinical and clinical trials for ThermoDox , the costs of development and design of other products; and

•                    Corporate overhead.

Our research and development activities, preclinical tests and clinical trials, and the manufacturing, marketing and labeling of each of our products, are subject to extensive regulation by the FDA. We may not bring to market any product in the U.S. without a premarketing approval from the FDA. We are currently conducting basic research and development activities, pursuing prototype products through clinical testing and regulatory approval. Our ultimate objective is to commercialize those products to generate a return on investment for our stockholders through one of several means including: (a) selling products directly to end users; (b) selling products through a distributor; or (c) licensing the technology to third parties and generating income through royalties and milestone payments.

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

On June 21, 2007, the Company closed the previously announced sale of its Prolieve assets to Boston Scientific. The sale was previously disclosed on a Form 8-K filed by the Company on April 18, 2007.

The Prolieve Assets were sold to Boston Scientific for an aggregate purchase price of $60 million payable in three installments consisting of $30 million at closing and $15 million on each of the first and second anniversaries of the closing.  In addition to the other indemnification provisions, such as indemnification for breaches of representations, warranties and covenants contained in the Asset Purchase Agreement, the Company agreed to indemnify Boston Scientific for a period of two years from the closing, in an amount up to $15 million of incurred costs, in the event of unforeseen intellectual property claims related to the Prolieve Assets. The $30 million paid at closing was reduced by approximately $17 million, representing the principal and accrued interest due on promissory notes previously issued by the Company to Boston Scientific, and certain royalty payments to AMS under the Settlement and License Agreement dated as of February 7, 2007.

On June 13, 2007, Dr. Lawrence Olanoff resigned from the Board of Directors due to time constraints imposed by his position as President and Chief Operating Officer of Forest Laboratories Inc. (NYSE: FRX).

On September 24, 2007, the Company and Anthony P. Deasey entered into a Separation Agreement and General Release pursuant to which Mr. Deasey tendered his resignation from his position as Executive Vice President and Chief Financial Officer effective September 30, 2007. Mr. Deasey will continue to be reasonably available to the Company to perform transitional services and will continue to receive his current salary and benefits for a minimum of three months beginning October 1, 2007.  Commencing February 1, 2008, the Company will also pay Mr. Deasey severance equal to one year’s salary of $299,250, in equal quarterly payments, for the period February 1, 2008 to January 31, 2009, and will continue to pay the premiums associated with Mr. Deasey’s life insurance and his continued participation in Celsion’s healthcare plan under COBRA from February 1, 2008 through January 31, 2009.  If Mr. Deasey becomes eligible to participate in another healthcare plan at an earlier date, the Company will no longer be responsible for his COBRA premiums.  In addition, the Company has agreed to pay Mr. Deasey a 2007 bonus in the amount of $89,775 (such amount representing 75% of his target bonus of 40%) at such time such payments are made to other executive level employees but no later than March 15, 2008, and a separation bonus of $82,000 (such amount representing the average of Mr. Deasey’s last two years’ bonus) plus the average federal tax obligation on such amount no later than January 31, 2008.  Under the Separation Agreement, any stock options previously granted to Mr. Deasey vested immediately upon the execution of the Separation Agreement and remain fully exercisable in accordance with their respective terms.  In return, Mr. Deasey has agreed to release the Company, and its directors, officers and shareholders among other related parties, from any claims that he may have against them.

By unanimous written consent effective September 25, 2007, the Board of Directors appointed Paul B. Susie, the Controller of the Company, as Interim Chief Accounting Officer of the Company to oversee the financial functions and reporting obligations effective upon the date of Mr. Deasey’s resignation.

On November 9, 2007, the Company entered into a Loan and Security Agreement (the “Agreement”) with Manufacturers and Traders Trust Company (“M&T”) pursuant to which M&T will provide a draw-down credit facility to the Company (the “Credit Facility”).  The Company may request advances under the Credit Facility at a rate not to exceed $1,500,000 per month, up to a maximum principal amount under the Credit Facility of $6,500,000.  Each advance is subject to, among other customary conditions, a determination by M&T in its good faith discretion that the Company owns less than $500,000 in cash and other property readily convertible into cash, excluding the cash collateral account referred to below.  Amounts borrowed by the Company under the Credit Facility and repaid may not be re-advanced to the Company.

The Credit Facility is secured by (i) a $1,000,000 cash collateral account to be held at M&T and (ii) substantially all of the Company’s assets.  The Credit Facility bears interest on the outstanding balance at a rate of the London Interbank Offered Rate plus 2.75%.  Accrued interest on the outstanding balance is payable monthly.  The total outstanding principal and accrued interest balance on the Credit Facility is due and payable on June 21, 2008.

The Agreement specifies certain events of default, pursuant to which M&T could require immediate repayment by the Company of all outstanding amounts under the Credit Facility.  In addition to customary events of default relating to changes in the operations and financial condition of the Company, in connection with payments due to the Company pursuant to the previously announced sale by the Company of its Prolieve assets to Boston Scientific Corporation, the Agreement specifies certain events of default relating to changes in the operations and financial condition of Boston Scientific Corporation.

Results of Operations

Comparison of Three Months Ended September 30, 2007 and 2006.

	Three Months Ended
	September 30,		Change
	2007	2006	Dollars	Percent
Operating expenses:
Research and development	$1,958,671	$1,553,432	$405,239	26
General and administrative	1,860,531	893,625	966,906	108
Total operating expenses	3,819,202	2,447,057	1,372,145	56

Interest income / (expense), net	192,244	(167,433)	359,677	(215)

Other (expense) / income, net	(23,754)	678	(24,432)	(3,604)

Loss from continuing operations	$(3,650,712)	$(2,613,812)	$(1,036,900)	40

Discontinued Operations (Note 12)
Income / (loss) from discontinued operations (including gain on sale of $48,029,793)	33,054	1,622,664	(1,589,610)	(98)
Income tax expense	—	—	—	100

Income from discontinued operations	33,054	1,622,664	(1,589,610)	(98)

Net loss	$(3,617,658)	$(991,148)	$(2,626,510)	265

The increase of $405,239, or 26%, in research and development expense during the third quarter of 2007 in comparison to the third quarter of 2006 was due to:

		$
•	Increase in clinical costs due to start-up of second phase I study and costs associated with filing the Primary Liver Cancer Phase III Protocol through the Special Protocol Assessment (‘SPA”) process	426,000
•	Increase in drug manufacturing costs due to start up of single vial production at third party manufacturer	142,000
•	Increase in salaries & wages due to additional clinical staff	81,000
•	Increase in professional fees related to SPA	8,000
•	Decrease in patent and legal costs	(188,000)
•	Decrease in preclinical costs	(64,000)

The $966,906, or 108%, increase in general and administrative expense during the quarter ended September 30, 2007 as compared to the same period of 2006 was attributable to:

		$

•	Increase in salaries, wages & benefits — including severance payments	712,000
•	Increase in professional, consulting and auditing fees	123,000
•	Increase in board of directors’ fees and meeting expenses	90,000
•	Increase in stockholders costs	31,000
•	Increase in personal property taxes	11,000

Net interest income for the quarter ended September 30, 2007 was $192,244 compared to a net expense of $167,433 for the quarter ended September 30, 2006.  This change was due to the Company maintaining higher cash and investment balances as well as the repayment of the loan to Boston Scientific Corporation during the quarter ended September 30, 2007.

Other expense for the quarter ended September 30, 2007 was $23,754 compared to other income of $678 for the quarter ended September 30, 2006. The amount for 2007 represented a loss on the disposal of obsolete property and equipment of $10,489 and bad debt expense of $13,265 related to the Celsion (Canada) Ltd. receivable. The amount of $678 in 2006 represented a gain on the sale of property and equipment.

The discontinued operations reflect the income and expense of the former Prolieve division. These assets were sold to Boston Scientific Corporation on June 21, 2007 for $60 million. The income of $33,054 for the quarter ended September 30, 2007 represents the expense reimbursements from Boston Scientific Corporation under the Transition Services Agreement. See Note 12 to the financial statements for further detail on the sale and the Transition Services Agreement.

Comparison of Discontinued Operations for the quarter ended

September 30, 2007 and  2006.

	Three Months Ended
	September 30,		Change
	2007	2006	Dollars	Percent
Revenues
Net sales of equipment and parts	$—	$4,122,908	$(4,122,908)	(100)
Cost of Sales	—	1,903,144	(1,903,144)	(100)
Gross Profit	—	2,219,764	(2,219,764)	(100)

Operating expenses:
Research and development	(33,054)	739,957	(773,011)	(104)
Total operating expenses	(33,054)	739,957	(773,011)	(104)

Income from operations	33,054	1,479,807	(1,446,753)	(98)

Gain on sale of Prolieve	—	—	—	100
Other income, net	—	142,857	(142,857)	(100)

Net income before taxes	33,054	1,622,664	(1,589,610)	(98)

Income tax expense	—	—	—	(100)

Net income from discontinued operations	$33,054	$1,622,664	$(1,589,610)	(98)

The Prolieve assets were sold to Boston Scientific Corporation on June 21, 2007. There were no ongoing activities related to the Prolieve business during the third quarter of 2007. The negative research and development costs of $33,054 represent the expense reimbursements from Boston Scientific Corporation under the Transition Services Agreement.

Comparison of Nine Months Ended September 30, 2007 and 2006.

	Nine Months Ended
	September 30,		Change
	2007	2006	Dollars	Percent
Operating expenses:
Research and development	$6,078,520	$4,637,756	$1,440,764	31
General and administrative	4,826,087	3,155,309	1,670,778	53
Total operating expenses	10,904,607	7,793,065	3,111,542	40

Interest expense, net	(172,150)	(296,792)	124,642	(42)

Other (expense) / income, net	(439,211)	753,697	(1,192,908)	(158)

Loss from continuing operations	(11,515,968)	(7,336,160)	(4,179,808)	57

Discontinued Operations (Note 12)
Income from discontinued operations (including gain on sale of $48,029,793)	50,029,211	838,691	49,190,520	5,865
Income tax expense	(274,000)	—	(274,000)	—

Income from discontinued operations	49,755,211	838,691	48,916,520	5,832

Net income / (loss)	$38,239,243	$(6,497,469)	$44,763,712	(689)

The increase of $1,440,764, or 31%, in research and development expense during the nine months ended September 30, 2007 in comparison to the nine months ended September 30, 2006 was due to:

		$
•	Increase in clinical costs due to start-up of second phase I study and costs associated with filing the Primary Liver Cancer Phase III Protocol through the Special protocol Assessment (“SPA”) process	1,328,000
•	Increase in drug manufacturing costs related to production of single vial product at third party manufacturer	227,000
•	Increase in patient recruiting costs	126,000
•	Increase in clinical salaries and benefits due to additional staff	111,000
•	Increase in preclinical costs	35,000
•	Decrease in royalty fees related to gene development	(10,000)
•	Decrease in recruiting and relocation costs	(33,000)
•	Decrease in legal and patent costs	(122,000)
•	Decrease in professional fees	(221,000)

The $1,670,778, or 53%, increase in general and administrative expense during the nine months ended September 30, 2007 as compared to the nine month period ended September 30, 2006 was attributable to:

		$
•	Increase in salaries & benefits, including severance	642,000
•	Increase in professional fees	280,000
•	Increased recruiting & relocation costs related to hiring of new staff	264,000
•	Increase in board of directors’ fees and meeting expenses	237,000
•	Increase in stockholder costs related to proxy solicitation and additional AMEX listing fees related to the 2007 Stock Incentive Plan	97,000
•	Increased consulting and temporary fees	60,000
•	Increase in franchise and personal property taxes	58,000
•	Increase in corporate insurances	33,000

Net interest expense in the nine months ended September 30, 2007 was $172,150 compared to $296,792 for the nine months ended September 30, 2006.  This change was due to the reduction of the loan balance due to Boston Scientific.

Other expense for the nine months ended September 30, 2007 was $439,211 compared to other income of $753,697 for the nine months ended September 30, 2006. The amount for the quarter ended September 30, 2007 represented the  allowance against amounts due from Celsion (Canada) Ltd. under the Transition Services Agreement of $428,772 and a loss on the disposal of property and equipment of $10,489. The income in the first nine months of 2006 principally represented a gain on the sale of Celsion (Canada) Ltd. of $1,011,923 which was offset by a loss on Celsion China of $251,331.

The discontinued operations reflect the income and expense of Prolieve division. These assets were sold to Boston Scientific on June 21, 2007 for $60 million. A gain of $48 million was recorded on the sale. See Note 12 to the financial statements for further detail.

Comparison of Discontinued Operations for the nine months ended

September 30, 2007 and  2006.

	Nine Months Ended
	September 30,		Change
	2007	2006	Dollars	Percent
Revenues
Net sales of equipment and parts	$5,995,821	$6,775,118	$(779,297)	(12)
Cost of Sales	3,018,765	4,309,521	(1,290,756)	(30)
Gross Profit	2,977,056	2,465,597	511,459	21

Operating expenses:
Research and development	1,247,479	2,055,477	(807,998)	(39)
Total operating expenses	1,247,479	2,055,477	(807,998)	(39)

Income from operations	1,729,577	410,120	1,319,457	(322)

Gain on sale of Prolieve	48,029,793	—	48,029,793	100
Other income, net	269,841	428,571	(158,730)	(37)

Net income before taxes	50,029,211	838,691	49,190,520	(5,865)

Income tax expense	(274,000)	—	(274,000)	(100)

Net income from discontinued operations	$49,755,211	$838,691	$48,916,520	(5,832)

Net sales for the nine months ended September 30, 2007 were $5,995,821, a decrease of $779,297, or 12%, compared to $6,775,118 for the nine months ended September 30, 2006. Product sales through June 21, 2007 consisted of sales of our Prolieve products and were comprised of two elements — sales of control units and sales of disposable catheter kits, all to our exclusive distributor, Boston Scientific. As previously noted, the Prolieve assets were sold to Boston Scientific on June 21, 2007 and there has been no ongoing activity since that date.

The gross margin for the nine months ended September 30, 2007 was $2,977,056, or 49.6% of sales, compared to $2,465,597, or 36.4%, for the nine months ended September 30, 2006.  The lower gross margin percentage for the nine months ended September 30, 2006 was the result of  the voluntary recall of the Prolieve products in the second quarter of 2006 which temporarily suspended sales.

The decrease of $807,998, or 39%, in research and development expense during the nine months ended September 30, 2007 in comparison to the nine months ended September 30, 2006 was due to the sale of the Prolieve assets and the discontinuation of those operations on June 21, 2007.

The increase in net income of $48,916,520 for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was the result of the gain on the sale of Prolieve of $48,029,793. The net income for the quarter ended September 30, 2007 also included a provision for income taxes of $274,000 which represents the estimated net tax liability (alternative minimum tax) due to the sale of the Prolieve assets.

Financial Condition, Liquidity and Capital Resources

Celsion’s core business activity is the development of products to treat cancer and other diseases and to commercialize those products to generate a return on investment for its stockholders through one of several means including: (a) selling products directly to end users; (b) selling products through a distributor; (c) licensing its technology to third parties and generating income through royalties and milestone payments; and (d) outright sale of a technology directly or, possibly, though the sale of the entire Company. This business model will generate uneven cash flows, inasmuch as continuing development expenditures will not necessarily be matched by revenues from one of the above sources. In the event that annual development expenditures are not covered by current revenues, funding will be provided from other sources including any cash on hand, revenues provided as above, income generated from licensing agreements and debt or equity funding raised in the capital markets.

Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of

$52,247,571 at September 30, 2007. We have incurred negative cash flows from operations since our inception and have funded our operations primarily through the sale of equity securities and more recently through the sale of our Prolieve assets. As of September 30, 2007, we had total current assets of $26,778,669, including cash and short term investments of $11,285,374, compared with current liabilities of $8,358,427, resulting in a working capital surplus of $18,420,242. As of December 31, 2006, we had $9,032,674 in cash and short term investments and total current assets of $16,022,505 compared with current liabilities of $4,008,002, which resulted in working capital of $12,014,503 at the fiscal year end.

Net cash used in the Company’s operating activities for the nine months ended September 30, 2007 was $7,048,073 compared to $6,145,099 for the nine months ending September 30, 2006.

In the nine months ended September 30, 2007, total assets and total liabilities and stockholders’ equity increased by $25,843,371 to $44,772,923 compared to $18,929,552 as of December 31, 2006.

The increase in total assets was due to a number of factors, including:

•                  An increase in cash, cash equivalents and short term investments of $1,352,700 as detailed in the statement of cash flows;

•                  An increase in the amounts due from Boston Scientific under the asset purchase agreement of $30,000,000; and

•                  An increase in deposits and other assets of $607,586.

The increases in total assets were offset by decreases of:

•                  A decrease in accounts receivable trade of $1,653,023 due to the collection of prior sales;

•                  A decrease in inventory of $2,830,549 which reflects the sale of those assets to Boston Scientific;

•                  A decrease of $1,824,740 in the escrow account due to application of the balance to the AMS settlement;

•                  A decrease in fixed assets of $333,774 related to the sale of certain assets to Boston Scientific; and

•                  A decrease in the amounts due from Celsion Canada of $383,322 which is due to an allowance for potential default under the Transition Services Agreement.

The increase in total liabilities and equity was due to a number of factors, including:

•                  An increase in other accrued liabilities of $5,239,738 resulting primarily from the indemnification reserve of $3,686,750 and other accruals related severance and separation agreements;

•                  An increase in income taxes payable due to Alternative Minimum Taxes of $68,500 due on the gain generated by the sale of the Prolieve assets to Boston Scientific; and

•                  A decrease in the accumulated deficit of $38,239,243 which represents the net income for the nine months ended September 30, 2007.

The increases in total liabilities and equity were offset by decreases in:

•                  A decrease in deferred revenue of $2,380,952 due to recognition of the unamortized balance of the Prolieve licensing fee upon sale of the Prolieve assets to Boston Scientific;

•                  A decrease of $16,277,698 in the loan payable to Boston Scientific which was repaid from the proceeds on the first installment of the sale of the Prolieve assets; and

•                  A decrease in accounts payable of $959,533 which was due to lower purchases of inventory and materials related to Prolieve sales.

For the balance of fiscal year 2007, we expect to expend approximately $3,100,000 for clinical testing of liver cancer and breast cancer treatment systems as well as corporate overhead, all of which we expect to fund from cash on hand. The foregoing is an estimate, based upon assumptions as to the scheduling of institutional clinical research and testing personnel, the timing of clinical trials and other factors, not all of which are fully predictable.

As disclosed under Note 12 to the financial statements, the Company entered into an agreement with Boston Scientific for the sale of the Prolieve system. The terms of the sale provided for a $30,000,000 initial payment upon closing on June 21, 2007, with approximately $17,000,000 of the initial payment being used to repay the loan outstanding to Boston Scientific.

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

Item 4.    Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2007, which is the end of the period covered by this report, our disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15of the Securities Exchange Act of 1934 as amended that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6.    Exhibits.

10.1

Loan and Security Agreement, dated as of November 9, 2007, by and between Celsion Corporation and Manufacturers and Traders Trust Company (incorporated by reference to the Company's 8-K filed on November 14, 2007).

11	Statement Re. Computation of Earnings Per Share. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification of Interim Chief Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

32.2	Certification of Interim Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2007

CELSION CORPORATION
Registrant

By:	/s/ Michael H. Tardugno
Michael H. Tardugno
President and Chief Executive Officer

By:	/s/ Paul B. Susie
Paul B. Susie
Principal Financial Officer