Form 10-K
period 2007-12-31
Celsion CORP
filed 2008-03-28
CIK 749647

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-14242

CELSION CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	52-1256615 (I.R.S. Employer Identification No.)
010220-L OLD COLUMBIA ROAD COLUMBIA, MARYLAND (Address of Principal Executive Offices)	21046-2364 (Zip Code)
(410) 290-5390 Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
COMMON STOCK, PAR VALUE $.01 PER SHARE	THE NASDAQ STOCK MARKET, LLC

          Securities registered pursuant to Section 12(g) of the Act:
 Not Applicable

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          As of March 12, 2008, 10,140,850 shares of the Registrant's Common Stock were issued and outstanding.

          As of June 30, 2007, the aggregate market value of voting common stock held by non-affiliates of the Registrant was approximately $63,962,000 based on the closing price for the Registrant's Common Stock on that date as quoted on The American Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's Definitive Proxy Statement in connection with its 2008 Annual Meeting of Stockholders, which is expected to be held on May 21, 2008, are incorporated by reference into Part III hereof, as indicated herein.

CELSION CORPORATION
FORM 10-K
TABLE OF CONTENTS

PART I	1
ITEM 1. BUSINESS	1
FORWARD-LOOKING STATEMENTS	1
GENERAL	1
THERMODOX (DOXORUBICIN ENCAPSULATED IN HEAT-ACTIVATED LIPOSOME)	2
Liver Cancer Overview	3
Celsion's Approach	3
Liver Cancer Phase I Trial	3
Liver Cancer Phase III Trial	4
Recurrent Chest Wall Breast Cancer Overview	4
Breast Cancer Phase I Trial	4
Breast Cancer Phase II Trial	4
RESEARCH AND DEVELOPMENT	5
CONDUCT OF CLINICAL TRIALS	5
FDA REGULATION	5
Research and Development	5
Post Approval Requirements	6
Inspections	7
Recalls	7
Other FDA Regulations	7
PRODUCT LIABILITY AND INSURANCE	7
EMPLOYEES	7
SEASONALITY	7
COMPETITION	7
ThermoDox™	7
LICENCES, PATENTS AND TRADEMARKS	8
ITEM 1A. RISK FACTORS	8
ITEM 1B. UNRESOLVED STAFF COMMENTS	15
ITEM 2. PROPERTIES	15
ITEM 3. LEGAL PROCEEDINGS	15
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	15
PART II	16
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	16
MARKET PRICE FOR OUR COMMON STOCK	16
DIVIDEND POLICY	18
ISSUANCE OF SHARES WITHOUT REGISTRATION	18
ITEM 6. SELECTED FINANCIAL DATA	19
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20
OVERVIEW	20
Development Pipeline	20
Costs	21
Significant Events	21
CRITICAL ACCOUNTING POLICIES AND ESTIMATES	23
RESULTS OF OPERATIONS	24

i

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2007 AND FISCAL YEAR ENDED DECEMBER 31, 2006	26
COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2006 AND FISCAL YEAR ENDED DECEMBER 31, 2005	26
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES	28
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	30
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	30
ITEM 9A. CONTROLS AND PROCEDURES	30
ITEM 9B. OTHER INFORMATION	30
PART III	31
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS	31
ITEM 11. EXECUTIVE COMPENSATION	31
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	31
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	31
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	32
ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES	32
1 FINANCIAL STATEMENTS	32
2 FINANCIAL STATEMENT SCHEDULES	32
3 EXHIBITS	32

ii

PART I

ITEM 1.    BUSINESS

FORWARD-LOOKING STATEMENTS

        Certain of the statements contained in this Annual Report on Form 10-K are forward-looking and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and other aspects of our present and future business operations and similar matters that also constitute such forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, unforeseen changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing, capital structure, and other financial items; changes in approaches to medical treatment; introduction of new products by others; possible acquisitions of other technologies, assets or businesses; possible actions by customers, suppliers, strategic partners, potential strategic partners, competitors and regulatory authorities, as well as those listed under "Risk Factors" below and elsewhere in this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as "expect", "anticipate", "estimate", "plan", "believe" and words of similar import regarding the Company's expectations. Forward-looking statements are only predictions. Actual events or results may differ materially. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, you should specifically consider various factors, including the risks outlined under "Risk Factors." The discussion of risks and uncertainties set forth in this Annual Report on Form 10-K is not necessarily a complete or exhaustive list of all risks facing the Company at any particular point in time. We operate in a highly competitive, highly regulated and rapidly changing environment and our business is in a state of evolution. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

GENERAL

        Founded in 1982 as Cheung Laboratories, with a vision of using thermotherapy to treat cancer and other diseases, Celsion Corporation ("Celsion" or the "Company" or "we") is a biotechnology company. Celsion's core business activity is the development of products to treat various types of cancer and to commercialize those products to generate a return on investment for its stockholders through one of several means including (a) selling products directly to end users; (b) selling products through a distributor; and (c) licensing its technology to third parties and generating income through royalties and milestone payments.

        In 2001, the Company concentrated its resources on commercializing a second generation treatment system for Benign Prostatic Hyperplasia (BPH) with the goal of using the funds generated from that product to develop cancer treatment drugs based on a heat activated liposome technology licensed from Duke University. The Prolieve Thermodilatation system for the treatment of BPH was approved by the Food and Drug Administration (the "FDA") in 2004 and was marketed by Celsion's exclusive distributor Boston Scientific Corporation ("Boston Scientific" or "BSC"). On June 21, 2007, Boston Scientific exercised its option to purchase the Prolieve assets and technology for $60 million. The funds generated from the sale of the Prolieve assets are being used in the development of cancer treatment drugs, including the Company's first drug, ThermoDox®.

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

        The Company is now focused on developing drugs for the treatment of various cancer indications. The first of these development projects involves ThermoDox, our proprietary heat activated liposome containing doxorubicin. The Company plans to develop ThermoDox for multiple cancer indications where it believes that ThermoDox may enhance the therapeutic benefit offered by existing thermotherapy devices. The Company is conducting various clinical trials related to ThermoDox. Celsion recently completed a Phase I dose escalation study on the treatment of liver cancer and is nearing completion of a second Phase I study related to the use of a single vial formulation of ThermoDox. In January 2008, the FDA provided written Agreement with the Company's application for a Special Protocol Assessment ("SPA") for its Pivotal Phase III Primary Liver Cancer Trial. The Company anticipates enrolling the first patient in that study by the end of the first quarter of 2008. Additionally, the Company is conducting a Phase I multiple dose, open label study of the safety and pharmacokinetics in Recurrent Chest Wall Cancer ("RCW") patients. On January 15, 2008, the FDA provided a favorable written comment to Celsion on the proposed Open Label, Single Arm Phase II study in patients with RCW. The Company intends to begin the Phase II as soon as the Phase I study in completed, which is anticipated to be by the end of 2008.

        For certain indications the Company may seek licensing partners to share in the development and commercialization costs. The Company will also evaluate licensing products from third parties for cancer treatments involving novel drugs or drug-delivery systems to expand its development pipeline.

        Our principal offices are located at 10220-L Old Columbia Road, Columbia, Maryland and our telephone numbers are (410) 290-5490 and (800) 262-0394. The Company's website is www.celsion.com

        The Company makes available free of charge through its website, www.celsion.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. In addition, copies of our annual report on Form 10-K will be made available free of charge upon written request. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file periodic and other reports electronically with the Securities and Exchange Commission. The address of that site is www.sec.gov. The material on our website is not a part of this Annual Report on Form 10-K.

THERMODOX (DOXORUBICIN ENCAPSULATED IN HEAT-ACTIVATED LIPOSOME)

        Conventional liposomes are manufactured lipid spheres that can carry drugs and delay their elimination by the body, allowing the drugs to remain in the bloodstream for extended periods of time. However, the currently available liposome drug delivery products used to treat cancer do not provide for targeting of organ specific tumors.

        A team of Duke University scientists developed heat-sensitive liposomes comprised of three lipid molecules, one of which rapidly changes structure when heated to a threshold minimum temperature of 39° to 42° C, thereby creating openings in the liposome allowing it to release its drug rapidly.

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

        Animal studies have demonstrated that the intravenous administration of ThermoDox, in combination with targeted heat, to the tumor can produce tumor tissue concentrations higher than that achieved in the same experiments with traditional or non-heat sensitive liposomal doxorubicin formulations when given at the same dose as ThermoDox. Celsion is pursuing primary liver cancer as its lead indication for ThermoDox. The Company is also evaluating the possibility of using ThermoDox or other chemotherapeutic agents encapsulated in its heat activated liposome to treat other cancers.

Liver Cancer Overview

        Primary liver cancer (hepatocellular carcinoma or "HCC") is one of the most common and deadliest forms of cancer worldwide. It is estimated that up to 90% of liver cancer patients will die within five years of diagnosis. There are approximately 20,000 new cases per year of HCC in the U.S. With the inclusion of liver metastases from other cancers (e.g. colon, lung, breast, etc.) the total number of cases of liver cancer in the U.S. increases significantly.

        Although the standard treatment for liver cancer is surgical excision of the tumor, up to 80% of patients are ineligible for surgery at time of diagnosis as early stage liver cancer generally has few symptoms and when finally detected the tumor frequently is too large for surgery. There are few alternative treatments, since radiation therapy and chemotherapy are largely ineffective. For tumors generally up to about two inches in diameter, radiofrequency ablation ("RFA") is a commonly utilized treatment approach which directly destroys the tumor tissue through the application of high temperatures by a probe inserted into the core of the tumor.

Celsion's Approach

        While RFA uses extremely high temperatures (80°-100° C) to ablate the tumor, it may fail to treat micrometasteses in the outer margins of ablated tumors because temperatures in the periphery may not be high enough to destroy the cancer cells. Local recurrence can be a problem especially for tumors greater than about three centimeters in diameter. Celsion's ThermoDox treatment approach is designed to utilize the ability of RFA devices to ablate the center of the tumor while simultaneously thermally activating the ThermoDox liposome to release its encapsulated doxorubicin to kill remaining viable cancer cells throughout the heated region, including the tumor ablation margins. This treatment is intended to deliver the drug directly to those cancer cells that survive RFA. This approach will also increase the delivery of the drug at the desired tumor site while potentially reducing drug exposure distant to the tumor site.

Liver Cancer Phase I Trial

        In the second quarter of 2007, the Company completed the first Phase I single dose escalation clinical trial that investigated ThermoDox in combination with RFA for the treatment of primary and metastatic liver cancer. The study was carried out at the National Cancer Institute ("NCI"), which is part of the National Institutes of Health ("NIH") and Queen Mary Hospital in Hong Kong.

        In February 2007, the Company initiated a second Phase I dose escalation study designed to investigate simplification of the current RFA/ThermoDox treatment regimen including a single vial formulation of ThermoDox and a reduction of the pre-treatment prophylactic dosing. The study also allows multiple dosing in liver cancer patients. This clinical trial is currently being performed by the North Shore Long Island Jewish Health System. The first patient in this study was treated during February 2007, and the Company expects to complete treatment of all patients by the second quarter of 2008.

Liver Cancer Phase III Trial

        In January 2008, the company received written Agreement from the FDA for its application for a Special Protocol Assessment ("SPA") for its Pivotal Phase III Primary Liver Cancer Trial. The study is designed to demonstrate the efficacy of ThermoDox in combination with RFA. The study will incorporate approximately 40 clinical sites in North America, Italy, China, Taiwan, Hong Kong, and Korea and is planned to enroll a total of 600 patients. The Company expects to enroll the first patient in the study by the end of the first quarter of 2008.

Recurrent Chest Wall Breast Cancer Overview

        Studies at Duke University and other centers have indicated that heat may improve the therapeutic action of non-temperature sensitive liposomal doxorubicin formulations in advanced loco-regional breast cancer. Celsion, in collaboration with Duke University, has decided to explore the potential of ThermoDox to treat a population of advanced breast cancer patients with loco-regional chest wall disease or recurrent chest wall breast cancer ("RCW").

        RCW cancer is a condition which afflicts patients that have undergone a mastectomy, surgery to remove a cancerous breast, and occurs in about 15,000 patients annually in the United States. There is currently no generally effective therapeutic approach for this condition. As a result, many of these patients die within two years of the local recurrence of their breast cancer.

        As in the liver cancer program, the Company uses a commercially available thermotherapy device to activate ThermoDox at the desired target site. In the case of RCW tumors, the heat source will be a microwave thermotherapy device which is designed to heat the target tissue to a temperature adequate to activate ThermoDox but not ablate the tissue as with RFA.

Breast Cancer Phase I Trial

        Celsion has provided a research grant to Duke University and provides ongoing clinical supplies of ThermoDox to support a Phase I multiple dose, open label study of the safety and pharmacokinetics in RCW patients. Duke enrolled the first patient in May 2006. Due to a delay in their enrollment during 2007, the Company decided to add a second site to the study at New York University ("NYU") in early 2008. It is expected that patient enrollment in the study will commence by the end of the first quarter of 2008 and be completed the third quarter of 2008. The results of the study will determine a safe dosage level for use in subsequent studies.

Breast Cancer Phase II Trial

        On January 15, 2008, the FDA provided a favorable written response to Celsion's proposal for an Open Label, Single Arm Phase II study in patients with RCW. The agency agreed with the patient population as defined by Celsion, an objective response endpoint, and confirmed that, depending on the final data obtained, this study could be used to support an NDA. In light of this positive response from the FDA, Celsion is planning and working diligently to enable this Phase II study to commence as soon as a safe dose for multiple ThermoDox treatments per patient, in this patient population, is determined from the Phase I. Celsion anticipates that this Phase II study will commence enrollment late in 2008 and will be completed in 2009.

RESEARCH AND DEVELOPMENT

        Celsion engages in a limited amount of research and development in its own facilities, and instead sponsors the majority of its research programs in partnership with various research institutions, including Duke University. Our expenditures for research and development were approximately $8.2 million, $9.3 million, and $10.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

CONDUCT OF CLINICAL TRIALS

        Celsion monitors its clinical trials using contract research organizations, or CROs, to monitor its trials. Use of CROs enables Celsion to perform high quality clinical trials without the need to hire staff and build infrastructure to support such trials and to retain all rights to, and control over, its product candidates. We have instituted a formal process for requesting and reviewing proposals from, and interviewing, prospective CROs in advance of the initiation of each of our clinical trials. Following this process, in December 2004, we retained Theradex® as our CRO in connection with the ThermoDox/RFA Phase I liver cancer study, and in December 2007, Pharmanet and Excel were retained to conduct the Phase III Liver Cancer Study.

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

        Under these statutes, our heat-activated liposomes will be regulated as a new drug. The steps ordinarily required before such products can be marketed in the U.S. include (a) pre-clinical and clinical studies; (b) the submission to the FDA of an application for, or approval as an Investigational New Drug ("IND") which must become effective before human clinical trials may commence; (c) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product; (d) the submission to the FDA of a New Drug Application ("NDA"); and (e) FDA approval of the application, including approval of all product labeling.

        Pre-clinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of the product. Pre-clinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practice. The results of pre-clinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA before the commencement of human clinical trials. Submission of an IND will not necessarily result in FDA authorization to commence clinical trials, and the absence of FDA objection to an IND does not necessarily mean that the FDA will ultimately approve a NDA or that a product candidate otherwise will come to market.

        Clinical trials involve the administration of therapy to humans under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with Good Clinical Practices under protocols submitted to the FDA as part of an IND. Also, each clinical trial must be approved and conducted under the auspices of an internal review board, or IRB, and with patient informed consent. An IRB will consider, among other things, ethical factors, and the safety of human subjects and the possible liability of the institution conducting the clinical trials.

        Clinical trials are typically conducted in two or three sequential phases, but the phases may overlap. Phase I clinical trials involve the initial introduction of the therapy to a small number of subjects. Phase II trials are generally larger trials conducted in the target population. Phase II studies may serve as the pivotal trials, providing the demonstration of safety and effectiveness required for approval. However, the FDA may require additional, post-market trials as a condition of approval. In the case of drugs and biological products, Phase II clinical trials generally are conducted in a target patient population to gather evidence about the pharmacokinetics, safety and biological or clinical efficacy of the drug for specific indications, to determine dosage tolerance and optimal dosage and to identify possible adverse effects and safety risks. When a drug or biological compound has shown evidence of efficacy and an acceptable safety profile in Phase II evaluations, Phase III clinical trials are undertaken to serve as the pivotal trials to demonstrate clinical efficacy and safety in an expanded patient population.

        There can be no assurance that any of our clinical trials will be completed successfully within any specified time period or at all. Either the FDA or we may suspend clinical trials at any time, if the FDA, our Data Monitoring Committee, or we conclude that clinical subjects are being exposed to an unacceptable health risk or for other reasons. The FDA inspects and reviews clinical trial sites, informed consent forms, data from the clinical trial sites (including case report forms and record keeping procedures) and the performance of the protocols by clinical trial personnel to determine compliance with Good Clinical Practices. The FDA also examines whether there was bias in the conduct of clinical trials. The conduct of clinical trials is complex and difficult, especially in pivotal Phase II or Phase III trials. There can be no assurance that the design or the performance of the pivotal clinical trial protocols or any of our current or future product candidates will be successful.

        The results of pre-clinical studies and clinical trials, if successful, are submitted in an application for FDA approval to market the drug or biological product for a specified use. The testing and approval process requires substantial time and effort, and there can be no assurance that any approval will be granted for any product at any time, according to any schedule, or at all. The FDA may refuse to accept or approve an application if it believes that applicable regulatory criteria are not satisfied. The FDA may also require additional testing for safety and efficacy. Moreover, if regulatory approval is granted, the approval will be limited to specific indications. There can be no assurance that any of our current product candidates will receive regulatory approvals for marketing or, if approved, that approval will be for any or all of the indications that we request.

        The FDA is authorized to require various user fees, including NDA fees (currently up to $1.18 million per application). The FDA may waive or reduce such user fees under special circumstances. We will seek waivers or reductions of user fees where possible, but we cannot be assured that we will be eligible for any such waiver or reduction.

Post-Approval Requirements

        After receipt of necessary regulatory approvals for initial manufacturing and sale of our product candidates, our contract manufacturing facilities and products are subject to ongoing review and periodic inspection. Each U.S. drug manufacturing establishment must be registered with the FDA. Manufacturing establishments in the U.S. and abroad are subject to inspections by the FDA and must comply with current Good Manufacturing Practices. In order to ensure full technical compliance with such practices, manufacturers must expend funds, time and effort in the areas of production and quality control. In addition, the FDA may impose post-approval requirements on us, including the requirement that we conduct specified post-marketing studies.

Inspections

        We are subject to the periodic inspection of our clinical trials, facilities, procedures and operations and/or the testing of our products by the FDA to determine whether our systems and processes are in compliance with FDA regulations. Following such inspections, the FDA may issue notices on Form 483 and warning letters that could cause us to modify certain activities identified during the inspection. A Form 483 notice is generally issued at the conclusion of an FDA inspection and lists conditions the FDA inspectors believe may violate FDA regulations. FDA guidelines specify that a warning letter only is to be issued for violations of "regulatory significance" for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action.

Recalls

        The FDA has the authority to require the recall of our products in the event of material deficiencies or defects in manufacture. A governmentally mandated recall, or a voluntary recall by us, could result from a number of events or factors, including component failures, manufacturing errors, instability of product or defects in labeling.

Other FDA Regulations

        We are also subject to recordkeeping and reporting regulations. These regulations require, among other things, the reporting to the FDA of adverse events alleged to have been associated with the use of a product or in connection with certain product failures.

        Labeling and promotional activities also are regulated by the FDA. We must also comply with record keeping requirements as well as requirements to report certain adverse events involving our products. The FDA can impose other post-marketing controls on us as well as our products including, but not limited to, restrictions on sale and use, through the approval process, regulations and otherwise.

PRODUCT LIABILITY AND INSURANCE

        Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. We presently have product liability insurance limited to $10.0 million per incident, and if we were to be subject to a claim in excess of this coverage or to a claim not covered by our insurance and the claim succeeded, we would be required to pay the claim out of our own limited resources.

EMPLOYEES

        As of December 31, 2007, we employed 18 full-time employees and also utilized the services of part-time consultants from time to time. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

SEASONALITY

        There is no significant predictable seasonal variation in the cost of our clinical programs.

COMPETITION

ThermoDox

        Although there are many drugs and devices marketed and under development for the treatment of cancer, the Company is not aware of any other heat activated drug delivery product either being marketed or in human clinical development.

LICENSES, PATENTS AND TRADEMARKS

        With regard to Liposome patents licensed from Duke University, the Company has filed two additional patents related to the formulation and use of liposomes. Further, in relation to the patents licensed from Duke, the Company has licensed from Valentis, CA certain global rights covering the use of pegylation for temperature sensitive liposomes.

        In 1999, the Company entered into a license agreement with Duke University under which the Company received exclusive rights (subject to certain exceptions) to commercialize and use Duke's thermo-liposome technology.

        In 2003, Celsion's obligations under the license agreement with respect to the testing and regulatory milestones and other licensed technology performance deadlines were eliminated in exchange for a payment from Celsion in shares of its Common Stock. The license agreement continues to be subject agreements to pay a royalty based upon future sales. In conjunction with the patent holder, the Company intends to file international applications for certain of the United States patents.

        The Company's rights under the license agreement with Duke University extend for the longer of 20 years or the end of any term for which any relevant patents are issued by the United States Patent and Trademark Office. Currently, the Company has rights to Duke's patent for its thermo-liposome technology in the United States, which expires in 2018, and to future patents received by Duke in Canada, Europe, Japan and Australia, where it has patent applications pending. The European application can result in coverage in the European Community. For this technology, the Company's license rights are worldwide, including the United States, Canada, the European Community, Australia, Hong Kong, and Japan.

        In addition to the rights available to the Company under completed or pending license agreements, the Company relies on its own proprietary know-how and experience in the development and use of heat for medical therapies, which the Company seeks to protect, in part, through proprietary information agreements with employees, consultants and others. The Company cannot offer assurances that these information agreements will not be breached, that the Company will have adequate remedies for any breach, or that these agreements, even if fully enforced, will be adequate to prevent third-party use of the Company's proprietary technology. Similarly, the Company cannot guarantee that technology rights licensed to it by others will not be successfully challenged or circumvented by third parties, or that the rights granted will provide the Company with adequate protection.

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

WE HAVE A HISTORY OF SIGNIFICANT LOSSES FROM CONTINUING OPERATIONS AND EXPECT TO CONTINUE SUCH LOSSES FOR THE FORESEEABLE FUTURE.

        Since Celsion's inception in 1982, our expenses have substantially exceeded our revenues, resulting in continuing losses and an accumulated deficit of $55.1 million at December 31, 2007. Excluding the gain from the sale of Prolieve, we incurred a loss from continuing operations of $14.1 million for the year ended December 31, 2007. Because we presently have no revenues and we are committed to continuing our product research, development and commercialization programs, we will continue to experience significant operating losses unless and until we complete the development of ThermoDox and other new products and these products have been clinically tested, approved by the FDA and successfully marketed.

WE DO NOT EXPECT TO GENERATE SIGNIFICANT REVENUE FOR THE FORESEEABLE FUTURE.

        Since 1995, we have devoted our resources to developing a new generation of products which are in various stages of development. We will not be able to market these products until we have completed clinical testing and obtain all necessary governmental approvals. Accordingly, our revenue sources are, and will remain, extremely limited until our products are clinically tested, approved by the FDA and successfully marketed. We cannot guarantee that any or all of our products will be successfully tested, approved by the FDA or marketed, successfully or otherwise, at any time in the foreseeable future or at all.

IF WE DO NOT COLLECT THE RECEIVABLES FROM BOSTON SCIENTIFIC CORPORATION, WE MAY NOT BE ABLE TO COMPLETE THE DEVELOPMENT, TESTING AND COMMERCIALIZATION OF OUR TREATMENT SYSTEMS.

        As of December 31, 2007, we had approximately $5.9 million in cash, cash equivalents, and short term investments. We also had $30.0 million in receivables due to us from Boston Scientific. Should Boston Scientific default on its obligations, we would need substantial additional funding in order to complete the development, testing and commercialization of our liver cancer and recurrent chest wall breast cancer treatment systems, as well as other potential new products. Other than the $30.0 million due from Boston Scientific, we do not have any committed sources of financing and cannot offer any assurances that alternate funding will be available in a timely manner, on acceptable terms or at all.

        In the event of a default by Boston Scientific and alternate, adequate funding is not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through unfavorable arrangements with partners or others that may force us to relinquish rights to certain of our technologies, products or potential markets or that could impose onerous financial or other terms. Furthermore, if we cannot fund our ongoing development and other operating requirements, particularly those associated with our obligations to conduct clinical trials under our licensing agreements, we will be in breach of these licensing agreements and could therefore lose our license rights, which could have material adverse effects on our business.

WE HAVE NO INTERNAL SALES OR MARKETING CAPABILITY AND MUST ENTER INTO ALLIANCES WITH OTHERS POSSESSING SUCH CAPABILITIES TO COMMERCIALIZE OUR PRODUCTS SUCCESSFULLY.

        We intend to market our products, if and when such products are approved for commercialization by the FDA, either directly or through other strategic alliances and distribution arrangements with third parties. There can be no assurance that we will be able to enter into third-party marketing or distribution arrangements on advantageous terms or at all. To the extent that we do enter into such arrangements, we will be dependent on our marketing and distribution partners. In entering into third-party marketing or distribution arrangements, we expect to incur significant additional expense. There can be no assurance that, to the extent that we sell products directly or we enter into any commercialization arrangements with third parties, such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance for our products and services.

OUR BUSINESS DEPENDS ON LICENSE AGREEMENTS WITH THIRD PARTIES TO PERMIT US TO USE PATENTED TECHNOLOGIES. THE LOSS OF ANY OF OUR RIGHTS UNDER THESE AGREEMENTS COULD IMPAIR OUR ABILITY TO DEVELOP AND MARKET OUR PRODUCTS.

        Our success will depend, in substantial part, on our ability to maintain our rights under license agreements granting us rights to use patented technologies. We have entered into license agreements with Duke University, under which we have exclusive rights to commercialize medical treatment products and procedures based on Duke's thermo-sensitive liposome technology. The Duke University license agreement contains a license fee, royalty and/or research support provisions, testing and regulatory milestones, and other performance requirements that we must meet by certain deadlines. If we were to breach these or other provisions of the license and research agreements, we could lose our ability to use the subject technology, as well as compensation for our efforts in developing or exploiting the technology. Any such loss of rights and access to technology could have a material adverse effect on our business.

        Further, we cannot guarantee that any patent or other technology rights licensed to us by others will not be challenged or circumvented successfully by third parties, or that the rights granted will provide adequate protection. We are aware of published patent applications and issued patents belonging to others, and it is not clear whether any of these patents or applications, or other patent applications of which we may not have any knowledge, will require us to alter any of our potential products or processes, pay licensing fees to others or cease certain activities. Litigation, which could result in substantial costs, may also be necessary to enforce any patents issued to or licensed by us or to determine the scope and validity of others' claimed proprietary rights. We also rely on trade secrets and confidential information that we seek to protect, in part, by confidentiality agreements with our corporate partners, collaborators, employees and consultants. We cannot guarantee that these agreements will not be breached, that, even if not breached, that they are adequate to protect our trade secrets, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known to, or will not be discovered independently by, competitors.

WE RELY ON THIRD PARTIES TO CONDUCT ALL OF OUR CLINICAL TRIALS. IF THESE THIRD PARTIES DO NOT SUCCESSFULLY CARRY OUT THEIR CONTRACTUAL DUTIES, COMPLY WITH BUDGETS AND OTHER FINANCIAL OBLIGATIONS OR MEET EXPECTED DEADLINES, WE MAY NOT BE ABLE TO OBTAIN REGULATORY APPROVAL FOR OR COMMERCIALIZE OUR PRODUCT CANDIDATES IN A TIMELY OR COST-EFFECTIVE MANNER.

        We currently have only 18 full-time employees. We rely, and expect to continue to rely, on third-party CROs to conduct all of our clinical trials. We have contracted with Theradex to conduct our Phase I liver cancer trial and with PharmaNet and Excel to conduct our Phase III liver cancer study. Because we do not conduct our own clinical trials, we must rely on the efforts of others and cannot always control or predict accurately the timing of such trials, the costs associated with such trials or the procedures that are followed for such trials. We do not anticipate significantly increasing our personnel in the foreseeable future and therefore, expect to continue to rely on third parties to conduct all of our future clinical trials. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they do not carry out the trials in accordance with budgeted amounts, if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, or if they fail to maintain compliance with applicable government regulations and standards, our clinical trials may be extended, delayed or terminated or may become prohibitively expensive, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

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

        We are subject to the periodic inspection of our clinical trials, facilities, procedures and operations and/or the testing of our products by the FDA to determine whether our systems and processes are in compliance with FDA regulations. Following such inspections, the FDA may issue notices on Form 483 and warning letters that could cause us to modify certain activities identified during the inspection. A Form 483 notice is generally issued at the conclusion of an FDA inspection and lists conditions the FDA inspectors believe may violate FDA regulations. FDA guidelines specify that a warning letter is issued only for violations of "regulatory significance" for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action.

        Failure to comply with FDA and other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA's review of product applications, enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted product approvals. Although we have internal compliance programs, if these programs do not meet regulatory agency standards or if our compliance is deemed deficient in any significant way, it could have a material adverse effect on the Company.

        We are also subject to recordkeeping and reporting regulations. These regulations require, among other things, the reporting to the FDA of adverse events alleged to have been associated with the use of a product or in connection with certain product failures.

        Labeling and promotional activities also are regulated by the FDA. We must also comply with record keeping requirements as well as requirements to report certain adverse events involving our products. The FDA can impose other post-marketing controls on us as well as our products including, but not limited to, restrictions on sale and use, through the approval process, regulations and otherwise.

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

OUR PRODUCTS MAY NOT ACHIEVE SUFFICIENT ACCEPTANCE BY THE MEDICAL COMMUNITY TO SUSTAIN OUR BUSINESS.

        Our cancer treatment development projects using ThermoDox plus RFA or microwave heating, are currently in the early stages of clinical trials. Any or all of these projects may prove not to be effective in practice. If testing and clinical practice do not confirm the safety and efficacy of our systems or, even if further testing and practice produce positive results but the medical community does not view these new forms of treatment as effective and desirable, our efforts to market our new products may fail, with material adverse consequences to our business.

TECHNOLOGIES FOR THE TREATMENT OF CANCER ARE SUBJECT TO RAPID CHANGE AND THE DEVELOPMENT OF TREATMENT STRATEGIES THAT ARE MORE EFFECTIVE THAN OUR TECHNOLOGIES COULD RENDER OUR TECHNOLOGIES OBSOLETE.

        Various methods for treating cancer currently are, and in the future are expected to be, the subject of extensive research and development. Many possible treatments that are being researched, if successfully developed, may not require, or may supplant, the use of our technologies. The successful development and acceptance of any one or more of these alternative forms of treatment could render our technology obsolete as a cancer treatment method.

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

WE FACE INTENSE COMPETITION AND THE FAILURE TO COMPETE EFFECTIVELY COULD ADVERSELY AFFECT OUR ABILITY TO DEVELOP AND MARKET OUR PRODUCTS.

        There are many companies and other institutions engaged in research and development of various technologies for cancer treatment products that seek treatment outcomes similar to those that we are pursuing. We believe that the level of interest by others in investigating the potential of possible competitive treatments and alternative technologies will continue and may increase. Potential competitors engaged in all areas of cancer treatment research in the United States and other countries include, among others, major pharmaceutical, specialized technology companies, and universities and other research institutions. Most of our current and potential competitors have substantially greater financial, technical, human and other resources, and may also have far greater experience than do we, both in pre-clinical testing and human clinical trials of new products and in obtaining FDA and other regulatory approvals. One or more of these companies or institutions could succeed in developing products or other technologies that are more effective than the products and technologies that we have been or are developing, or which would render our technology and products obsolete and non-competitive. Furthermore, if we are permitted to commence commercial sales of any of our products, we will also be competing, with respect to manufacturing efficiency and marketing, with companies having substantially greater resources and experience in these areas.

WE MAY BE SUBJECT TO SIGNIFICANT PRODUCT LIABILITY CLAIMS AND LITIGATION.

        Our business exposes us to potential product liability risks inherent in the testing, manufacturing and marketing of human therapeutic products. We presently have product liability insurance limited to $10.0 million per incident and $10.0 million annually. If we were to be subject to a claim in excess of this coverage or to a claim not covered by our insurance and the claim succeeded, we would be required to pay the claim with our own limited resources, which could have a material adverse effect on our business. In addition, liability or alleged liability could harm the business by diverting the attention and resources of our management and by damaging our reputation.

THE EXERCISE OF OUR OUTSTANDING OPTIONS AND WARRANTS COULD RESULT IN SIGNIFICANT DILUTION OF OWNERSHIP INTERESTS IN OUR COMMON STOCK OR OTHER CONVERTIBLE SECURITIES.

        As of December 31, 2007, we had exercisable options outstanding enabling the holders thereof to purchase a total of 782,825 shares of our Common Stock. Additionally, there were 566,793 shares issueable upon exercise of stock warrants. The exercise prices of these options and warrants range from $1.20 to $22.50 per share, with a weighted average exercise price of $11.43 per share.

        We had additional unvested and unexercisable options and warrants outstanding to purchase a total of 716,016 shares of our Common Stock at exercise prices ranging from $1.20 to $22.50 per share. Some of the prices are below the current market price of our Common Stock, which has ranged from a low of $2.85 to a high of $4.15 over the 20 trading days ending December 31, 2007 and from a low of $5.15 to a high of $6.68 over the 20 trading days ending March 14, 2008.

        If holders of our options and warrants choose to exercise such instruments at prices below the prevailing market price for our Common Stock, the resulting purchase of a substantial number of shares of our Common Stock would have a dilutive effect on our stockholders and could adversely affect the market price of our issued and outstanding Common Stock. In addition, holders of these options and warrants who have the right to require registration of the Common Stock under certain circumstances and who elect to require such registration, or who exercise their options or warrants and then satisfy the holding period and other requirements of Rule 144 of the Securities Act, will be able to sell in the public market shares of Common Stock purchased upon such exercise.

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

OUR STOCK PRICE HAS BEEN, AND COULD BE, VOLATILE.

        Market prices for our Common Stock and the securities of other medical, high technology companies have been volatile. Our Common Stock had a high price of $7.67 and a low price of $1.93 in the 52-week period ending December 31, 2007. Factors such as announcements of technological innovations or new products by us or by our competitors, government regulatory action, litigation, patent or proprietary rights developments and market conditions for medical and high technology stocks in general can have a significant impact on the market for our Common Stock.

OUR STOCK HISTORICALLY HAS BEEN THINLY TRADED. THEREFORE, STOCKHOLDERS MAY NOT BE ABLE TO SELL THEIR SHARES FREELY.

        While our Common Stock is listed on The NASDAQ Stock Market, LLC (and previously on the American Stock Exchange), the volume of trading historically has been relatively light. There can be no assurance that our historically light trading volume, or any trading volume whatsoever, will be sustained in the future. Therefore, there can be no assurance that our stockholders will be able to sell their shares of our Common Stock at the time or at the price that they desire, or at all.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL.

        Our Certificate of Incorporation and Bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable by authorizing the issuance of "blank check" preferred stock. This preferred stock may be issued by the Board of Directors (the "Board"), on such terms as it determines, without further stockholder approval. Therefore, the Board may issue such preferred stock on terms unfavorable to a potential bidder in the event that the Board opposes a merger or acquisition. In addition, our classified Board may discourage such transactions by increasing the amount of time necessary to obtain majority representation on the Board. We also have implemented a stockholder rights plan and distributed rights to our stockholders. When these rights become exercisable, these rights entitle their holders to purchase one share of our Series C Junior Participating Preferred Stock at a price of $66.90 per one ten-thousandth of a share of Series C Preferred Stock. If any person or group acquires more than 15% of our Common Stock, the holders of rights (other than the person or group crossing the 15% threshold) will be able to purchase, in exchange for the $66.90 exercise price, $133.80 of our Common Stock or the stock of any company into which we are merged. Because these rights may substantially dilute stock ownership by a person or group seeking to take us over without the approval of our Board, our rights plan could make it more difficult for a person or group to take us over (or acquire significant ownership interest in us) without negotiating with our Board regarding such a transaction. Certain other provisions of our Bylaws and of Delaware law may also discourage, delay or prevent a third party from acquiring or merging with us, even if such action were beneficial to some, or even a majority, of our stockholders.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    ROPERTIES

        We lease premises consisting of approximately 13,891 square feet of administrative office, laboratory and workshop space at 10220-L Old Columbia Road, Columbia, Maryland 21046-2391 from an unaffiliated party under a seven-year lease that expires on October 31, 2010. Rent expense for the year ended December 31, 2007 was $0.2 million. Future minimum lease obligations are as follows:

For the year ending December 31:	($000s)
2008	$228
2009	212
2010	180
2011	—
2012 and beyond	—

$620

        Celsion has adequate office and laboratory space for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICE FOR OUR COMMON STOCK

        On February 8, 2008, our Common Stock began to trade on The NASDAQ Stock Market. Previously, our Common Stock traded on the American Stock Exchange. The following table sets forth the high and low sales prices for our Common Stock reported by The American Stock Exchange. The quotations set forth below do not include retail markups, markdowns or commissions.

	High	Low
YEAR ENDED DECEMBER 31, 2006
First Quarter (January 1—March 31, 2006)	$5.34	3.90
Second Quarter (April 1—June 30, 2006)	$5.83	1.99
Third Quarter (July 1—September 30, 2006)	$3.84	2.02
Fourth Quarter (October 1—December 31, 2006)	$2.77	1.80
YEAR ENDED DECEMBER 31, 2007
First Quarter (January 1—March 31, 2007)	$5.40	$1.93
Second Quarter (April 1—June 30, 2007)	$7.67	$3.55
Third Quarter (July 1—September 30, 2007)	$6.68	$5.10
Fourth Quarter (October 1—December 31, 2007)	$6.05	$2.85

    (Reflects 15:1 reverse stock split effective February 27, 2006).

        On March 14, 2008, the last reported sale price for our Common Stock on The NASDAQ Stock Market was $5.47 As of March 14, 2008, there were approximately 380 holders of record of our Common Stock.

PERFORMANCE GRAPH

        Under the rules and regulations of the SEC, we are required to include in this Annual Report on Form 10-K a line graph comparing the cumulative total stockholder return on our Common Stock with the cumulative total return of (1) a broad equity market index that includes companies whose equity securities are traded on the same stock exchange as our stock (American Stock Exchange in 2007) and (2) a published industry or line-of-business index. On February 8, 2008, the Company voluntarily moved the listing of its Common Stock from the American Stock Exchange to the NASDAQ Stock Market, LLC.

        The Board of Directors recognizes that the market price of shares is influenced by many factors, only one of which is Company performance. The stock performance shown on the graph is not necessarily indicative of future price performance.

TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment on 12/31/02)

Total Return Analysis	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Celsion Corporation	$100.00	$304.65	$132.56	$62.79	$29.46	$46.05
AMEX Healthcare Index	$100.00	$182.02	$182.76	$211.88	$230.33	$92.38
AMEX Major Market Index	$100.00	$120.81	$129.74	$122.12	$141.77	$155.13

Source: CTA Integrated Communications www.ctaintegrated.com (303) 665-4200. Data from ReutersBRIDGE Data Networks

DIVIDEND POLICY

        We have never declared or paid any cash dividends on our Common Stock or other securities and do not currently anticipate paying cash dividends in the foreseeable future.

ISSUANCE OF SHARES WITHOUT REGISTRATION

        On March 19, 2007, we issued 5,896 shares of Common Stock, valued at $25,000, to Dr. Max Link as a retainer for his services as Chairman of the Board of Directors. Additionally, the Company issued a total of 11,000 shares of Common Stock in 2007 to a consultant as compensation for services. The total value of the shares was $44,000. These shares are restricted stock, and the certificates representing such shares are endorsed with the Company's standard restricted stock legend, with a stop transfer instruction recorded by the transfer agent. Accordingly, Celsion views the shares issued as exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act of 1933, as amended.

        See also "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information."

ISSUER PURCHASES OF EQUITY SECURITIES

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares Available for Purchase under Publicly Announced Programs
October 1—31, 2007	—	—	—	—
November 1—30, 2007	—	—	—	—
December 1—31, 2007	659,738	$4.00	—	—
Total	659,738	$4.00	—	—

        On December 7, 2007, the Company purchased 659,738 shares of its Common Stock that was held by Boston Scientific Corporation. The purchase price was $2.64 million, which is $4.00 per share.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table contains certain financial data for Celsion for the five fiscal years ended December 31, 2007 and is qualified in its entirety by, and should be read in conjunction with, Item 8. "Financial Statements and Supplementary Data" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." On June 21, 2007, the Company sold its Prolieve assets to Boston Scientific. All financial data related to the Prolieve assets are presented as Discontinued Operations in the table below. All prior periods have been restated to reflect the discontinued operations.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Amounts in Thousands, Except Per Share Amounts)
STATEMENT OF OPERATIONS DATA:
Operating expenses:
Research and development	$8,231	$6,096	$6,679	$7,685	$8,638
General and administrative	5,355	4,057	3,694	3,648	5,143

Total operating expenses	13,585	10,153	10,372	11,333	13,781

Loss from operations	(13,585)	(10,153)	(10,372)	(11,333)	(13,781)
Other income (expense):
Gain on the sale of Celsion (Canada), Ltd.	—	1,012	—	—	—
Other (expense)/income, net	(457)	(215)	(97)	(92)	(137)
Interest income	669	637	299	230	47
Interest expense	(695)	(1,104)	(180)	—	—

Loss from continuing operations before income taxes	(14,069)	(9,823)	(10,350)	(11,195)	(13,871)
Income taxes	—	—	—	—	—

Loss from continuing operations	(14,069)	(9,823)	(10,350)	(11,195)	(13,871)
Discontinued Operations
Income/(loss) from discontinued operations (including gain on
sale of $48,029 in 2007)	50,237	2,239	1,665	(2,790)	(553)
Income tax expense	(819)	—	—	—	—

Income/(loss) from discontinued operations	49,418	2,239	1,665	(2,790)	(553)

Net income/(loss)	$35,349	$(7,584)	$(8,685)	$(13,985)	$(14,424)

Net loss from continuing operations per common share—basic	$(1.31)	$(0.92)	$(0.97)	$(1.06)	$(1.68)

Net loss from continuing operations per common share—diluted	$(1.31)	$(0.92)	$(0.97)	$(1.06)	$(1.68)

Net income/(loss) from discontinued operations per common share—basic	$4.60	$0.21	$0.16	$(0.26)	$(0.07)

Net income/(loss) from discontinued operations per common share—diluted	$4.29	$0.21	$0.15	$(0.26)	$(0.07)

Net income/(loss) per common share—basic	$3.29	$(0.71)	$(0.81)	$(1.32)	$(1.75)

Net income/(loss) per common share—diluted	$3.07	$(0.71)	$(0.80)	$(1.32)	$(1.75)

Weighted average shares outstanding—basic(1)	10,732	10,728	10,725	10,584	8,257

Weighted average shares outstanding—diluted(1)	11,514	10,742	10,792	10,584	8,257

(1)
Adjusted to reflect the 15:1 reverse stock split effected on February 27, 2006

	As of December 31,
	2007	2006	2005	2004	2003
BALANCE SHEET DATA
Cash, cash equivalents and short term investments	$5,937	$9,033	$8,313	$10,484	$12,272
Working capital	13,306	12,015	8,495	12,019	12,582
Total Assets	39,039	18,930	15,909	17,052	14,440
Debt	912	16,278	6,178	—	—
Deferred revenue—license fee	—	2,381	2,952	3,524	—
Other long term liabilities	34	35	30	—	—
Accumulated deficit	(55,138)	(90,487)	(82,903)	(74,217)	(60,232)
Total stockkholders' equity/(deficit)	$30,651	$(3,201)	$3,425	$11,971	$13,453

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Celsion is a biotechnology company dedicated to furthering the development and commercialization of oncology drugs including tumor-targeting treatments using focused heat energy in combination with heat activated drug delivery. We are currently engaged in the development of treatment systems using a combination of heat and drugs developed on our proprietary heat activated liposomal technology platform. Our first drug, ThermoDox®, an encapsulation of doxorubicin, a common oncology drug, in our heat activated liposome, is in clinical studies for the treatment of liver cancer and breast cancer. In 1989, we obtained premarketing approval ("PMA") from the FDA to use our microwave-based Microfocus 1000 heat therapy system on surface and subsurface tumors in conjunction with radiation therapy. We marketed this system until 1995. From 1995 until early in 2004, we engaged in research and development of new treatment systems. On January 16, 2006, we transferred all of our rights to the Microfocus 1000, together will all associated technology, to Celsion (Canada) Ltd. and on the same day sold all the stock of Celsion (Canada) to our founder and former officer and director, Dr. Augustine Cheung. On February 19, 2004, we obtained a PMA for the Prolieve Thermodilatation System for the treatment of Benign Prostatic Hyperplasia ("BPH"). From 2004 through June 2007, Prolieve was marketed and sold through our commercial distributor, Boston Scientific. On June 21, 2007, we sold all of our Prolieve assets to Boston Scientific.

Development pipeline

        Our pipeline presently consists of the following product, in the indicated stage of development:

Product	Status
ThermoDox (doxorubicin encapsulated in our heat activated liposome) plus heat for the treatment of cancer	We have recently completed a Phase I clinical study to establish the maximum tolerable dose, the safety, and the pharmacokinetics of ThermoDox used in conjunction with radio frequency ablation in the treatment of liver cancer. The study was conducted at the National Cancer Institute of the National Institutes of Health and Queen Mary's Hospital in Hong Kong.

We are currently conducting a confirmatory Phase I clinical study for our single vial formulation of ThermoDox used in conjunction with radio frequency ablation in the treatment of liver cancer. This study is being performed at the Cleveland Clinic and North Shore Long Island Jewish Health System.

We expect to begin a Phase III study in the first quarter of 2008 to determine the efficacy of ThermoDox in combination with RFA in the treatment of primary liver cancer. The study will incorporate approximately 40 clinical sites in North America, Italy, China, Taiwan, Hong Kong, and Korea and is planned to enroll a total of 600 patients.
We are also sponsoring the conduct of an investigator sponsored Phase I study of the use of ThermoDox for the treatment of recurrent breast cancer at the chest wall ("RCW").

        From 1995 to 2004, we generated only minimal revenues and funded our operations primarily through private placements of our equity securities. During 2004, following FDA premarketing approval of the Prolieve Thermodilatation system, we received a one-time licensing fee of $4 million under our agreement with Boston Scientific, the former distributor of our Prolieve system. From 2004 through June 2007, sales of Prolieve products generated revenues of approximately $29 million. The proceeds from the sale of the Prolieve assets to BSC, along with raising additional equity, is anticipated to generate sufficient funding until such time as we are able to complete development and testing of, and gain necessary regulatory approvals for, one or more of our products.

        While the Company is currently funded from the available cash resources and amounts due from the sale of the Prolieve assets, we anticipate that in the longer term revenues will be generated from licensing fees paid for our technologies by pharmaceutical manufacturers and royalties generated from eventual product sales to major institutional health care providers. In the event that such licensing fees are not forthcoming and/or the Company elects to make investments in additional drug development and/or commercial opportunities, funding will be generated from sale of our equity securities.

Costs

        Our principal costs consist of:

  •
  Research and development costs, including licensing fees due in connection with various of our technologies, the costs of sponsored research and pre-clinical and clinical trials for ThermoDox, the costs of development and design of other products; and

  •
  Corporate overhead.

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

Significant events

        On January 3, 2007, Michael H. Tardugno joined Celsion as President and Chief Executive Officer. Mr. Tardugno succeeds Lawrence Olanoff, M.D, Ph.D., who tendered his resignation effective October 6, 2006. Anthony P. Deasey, the Company's Executive Vice President, Chief Operating Officer and Chief Financial Officer served as the Interim President and Chief Executive Officer until Mr. Tardugno was appointed.

        On February 7, 2007, Celsion entered into an agreement with AMS that settled patent disputes between Celsion and AMS. Under the settlement terms, Celsion paid a licensing fee and a royalty based on sales of its Prolieve product to acquire a product license to AMS' patents for the use of microwave energy to treat BPH and prostatitis. The agreement ended litigation between the two parties. The agreement was reached with the concurrence of BSC in accordance with the Transaction Agreement between BSC and Celsion dated January 21, 2003 which granted BSC an option to purchase the Prolieve assets and which required that Celsion obtain BSC's approval prior to entering into agreements related to the Prolieve business.

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

        On June 21, 2007, the Company closed the previously announced sale of its Prolieve assets to Boston Scientific. The sale was previously disclosed on a Form 8-K filed by the Company on April 18, 2007. The Prolieve Assets were sold to Boston Scientific for an aggregate purchase price of $60.0 million payable in three installments consisting of $30.0 million at closing and $15.0 million on each of the first and second anniversaries of the closing. In addition to the other indemnification provisions, such as indemnification for breaches of representations, warranties and covenants contained in the Asset Purchase Agreement, the Company agreed to indemnify Boston Scientific for a period of two years from the closing, in an amount up to $15.0 million of incurred costs, in the event of unforeseen intellectual property claims related to the Prolieve Assets. The $30.0 million paid at closing was reduced by approximately $17.0 million, representing the principal and accrued interest due on promissory notes previously issued by the Company to Boston Scientific, and certain royalty payments to AMS under the Settlement and License Agreement dated as of February 7, 2007.

        On September 24, 2007, the Company and Anthony P. Deasey entered into a Separation Agreement and General Release pursuant to which Mr. Deasey tendered his resignation from his position as Executive Vice President and Chief Financial Officer effective September 30, 2007.

        The Board of Directors appointed Paul B. Susie, the Controller of the Company, as Interim Chief Accounting Officer of the Company to oversee the financial functions and reporting obligations effective upon the date of Mr. Deasey's resignation.

        On November 9, 2007, the Company entered into a Loan and Security Agreement (the "Agreement") with Manufacturers and Traders Trust Company ("M&T") pursuant to which M&T agreed to provide a draw-down credit facility to the Company (the "Credit Facility"). The Company may request advances under the Credit Facility at a rate not to exceed $1.5 million per month, up to a maximum principal amount under the Credit Facility of $6.5 million. Each advance is subject to, among other customary conditions, a determination by M&T, in its good faith discretion, that the Company owns less than $0.5 million in cash and other property readily convertible into cash, excluding a $1.0 million cash collateral account to be held at M&T. Amounts borrowed by the Company under the Credit Facility and repaid may not be re-advanced to the Company.

        The Credit Facility is secured by (i) the $1.0 million cash collateral account and (ii) substantially all of the Company's assets. The Credit Facility bears interest on the outstanding balance at a rate of the London Interbank Offered Rate plus 2.75%. Accrued interest on the outstanding balance is payable monthly. The total outstanding principal and accrued interest balance on the Credit Facility is due and payable on June 21, 2008. As of December 31, 2007, the Company has not drawn down any funds from the Credit Facility.

        The Agreement specifies certain events of default, pursuant to which M&T could require immediate repayment by the Company of all outstanding amounts under the Credit Facility. In addition to customary events of default relating to changes in the operations and financial condition of the Company, in connection with payments due to the Company pursuant to the previously announced sale by the Company of its Prolieve assets to Boston Scientific, the Agreement specifies certain events of default relating to changes in the operations and financial condition of Boston Scientific.

        On December 7, 2007, the Company purchased 659,738 shares of its Common Stock that was held by Boston Scientific. The purchase price was $2.6 million, which is $4.00 per share.

        On December 14, 2007, Dr. William Hahne resigned from his position as Vice President Clinical and Medical Affairs.

        In January 2008, the FDA provided written Agreement with the Company's application for a Special Protocol Assessment for its Pivotal Phase III Primary Liver Cancer Trial. The study is designed to demonstrate the efficacy of ThermoDox in combination with Radio Frequency Ablation. The study will incorporate approximately 40 clinical sites in North America, Italy, China, Taiwan, Hong Kong, and Korea and is planned to enroll a total of 600 patients. The Company expects to enroll the first patient in the study by the end of the first quarter of 2008.

        On January 15, 2008, the FDA provided a favorable written response to Celsion on its proposed Open Label, Single Arm Phase II study in patients with RCW. The agency agreed with the patient population as defined by Celsion, an objective response endpoint, and confirmed that depending on the final data obtained, that this study could be used to support an NDA submission. In light of this positive response from the FDA, Celsion is planning and working diligently to enable this Phase II study to commence as soon as a safe dose for multiple ThermoDox treatments per patient, in this patient population, is determined from the Phase I. Celsion anticipates that this Phase II study will commence enrollment late in 2008 and will be completed in 2009.

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

    We use the Black-Scholes model for determining the fair value of our options granted. The Black-Scholes model was originally developed for use in estimating the fair value of traded options, which have different characteristics from Celsion's incentive and non-qualified stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate.

    As a result of adopting Statement 123(R) on January 1, 2006, the Company's loss before income taxes and net loss for the year ended December 31, 2006 is $0.84 million higher than if the Company had continued to account for share-based compensation under Opinion 25. As a result of adopting Statement 123(R) on January 1, 2006, the Company's reported basic loss per share and diluted loss per share for the year ended December 31, 2006 are $0.08 higher than if it had continued to account for share-based compensation under Opinion 25.

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

Results of Operations

Comparison of year ended December 31, 2007 and year ended December 31, 2006

	Year Ended December 31,		Change
	2007	2006	Dollars	Percent
Operating expenses:
Research and development	$8,230,888	$6,095,657	$2,135,231	35%
General and administrative	5,354,504	4,057,315	1,297,189	32%

Total operating expenses	13,585,392	10,152,972	3,432,420	34%

Interest expense, net	(25,863)	(467,083)	441,220	(94)%
Other (expense)/income, net	(457,370)	796,854	(1,254,224)	(157)%

Loss from continuing operations	(14,068,625)	(9,823,201)	(4,245,424)	43%
Discontinued Operations (Note 16)
Income/(loss) from discontinued operations (including gain on sale of $48,029,445)	50,236,777	2,238,971	47,997,806	2144%
Income tax expense	(819,095)	—	(819,095)	0%

Income from discontinued operations	49,417,682	2,238,971	47,178,711	2107%

Net income/(loss)	$35,349,057	$(7,584,230)	$42,933,287	(566)%

        On June 21, 2007, the Company sold its Prolieve assets to Boston Scientific for $60 million. All income and expense associated with the Prolieve operations are classified as Discontinued Operations. Amounts in prior periods have been reclassified to show the effects of the sale as if it occurred at the beginning of the earliest period presented.

        The loss from continuing operations increased to $14.1 million for the year ended December 31, 2007 from $9.8 million for the year ended December 31, 2006. The increased loss was the result of increases in research and development expenses related to the Company's shift from a device focused enterprise to a drug development company. General and administrative expenses also increased as the Company recruited and relocated new members of its management team and accrued severance and separation costs to those employees terminated with the sale of the Prolieve assets. Also contributing to the increased loss when comparing 2007 to 2006 was the non-recurring gain related to the sale of Celsion (Canada) in 2006 of $1.0 million.

        The increase of $2.1 million, or 35%, in research and development expense during the year ended December 31, 2007 in comparison to the year ended December 31, 2006 was due to:

		($000s)
•	Increase in clinical costs including the start-up of a second phase I study and costs associated with filing the Primary Liver Cancer Phase III Protocol through the Special Protocol Assessment process	$2,012
•	Increase in drug manufacturing costs related to production of single vial product at third party manufacturer	261
•	Increase in clinical salaries and benefits due to additional staff	214
•	Increase in preclinical costs	149
•	Increase in patient recruiting costs	125
•	Increase in recruiting and relocation costs	50
•	Decrease in royalty fees related to gene development	(10)
•	Decrease in temporary help	(22)
•	Decrease in legal and patent costs	(170)
•	Decrease in professional fees	(477)

        During the year ended December 31, 2007, the Company incurred a number of non-recurring charges due to the sale of Prolieve and charges due to the restructuring of the Company in a non-Prolieve environment. The $1.3 million, or 32%, increase in general and administrative expense during the year ended December 31, 2007 in comparison to the year ended December 31, 2006 was due to:

		($000s)
•	Increase in salaries & benefits, including severance	$742
•	Increase in board of directors' fees and meeting expenses	353
•	Increased recruiting & relocation costs related to hiring of new staff	263
•	Increase in professional fees, consulting, legal & audit	233
•	Increase in stockholder costs related to proxy solicitation and additional AMEX listing fees related to the 2007 Stock Incentive Plan	98
•	Increase in corporate communications, including rebranding	57
•	Increased consulting and temporary fees	44
•	Increase in franchise and personal property taxes	28
•	Increase in travel and related expenses—IR & Professional Conferences	28
•	Decrease in corporate insurances	(26)
•	Decrease in cost of BSC indemnity (see Note 16 to the Financial Statements)	(527)

        Net interest expense for the year ended December 31, 2007 was $0.03 million compared to $0.47 million for the year ended December 31, 2006. This change was due to the reduction of the loan balance due to Boston Scientific.

        Other expense for the year ended December 31, 2007 was $0.46 million compared to other income of $0.80 million for the year ended December 31, 2006. The amount for the year ended December 31, 2007 represented the allowance against amounts due from Celsion (Canada) under the Transition Services Agreement of $0.44 million and a loss on the disposal of property and equipment of $0.02 million. The income in the year ended December 31, 2006 principally represented a gain on the sale of Celsion (Canada) of $1.01 million which was offset by a loss on Celsion China of $0.21 million.

Comparison of Discontinued Operations for the years ended December 31, 2007 and 2006

	Year Ended December 31,		Change
	2007	2006	Dollars	Percent
Revenues
Net sales of equipment and parts	$5,777,285	$11,250,817	$(5,473,532)	(49)%
Cost of Sales	2,991,765	6,669,075	(3,677,310)	(55)%

Gross Profit	2,785,520	4,581,742	(1,796,222)	(39)%

Operating expenses:
Research and development	848,029	2,914,200	(2,066,171)	(71)%

Total operating expenses	848,029	2,914,200	(2,066,171)	(71)%

Income from operations	1,937,491	1,667,542	269,949	(16)%
Gain on sale of Prolieve	48,029,445	—	48,029,445	100%
Other income, net	269,841	571,429	(301,588)	(53)%

Net income before taxes	50,236,777	2,238,971	47,997,806	(2144)%
Income tax expense	819,095	—	819,095	100%

Net income from discontinued operations	$49,417,682	$2,238,971	$47,178,711	(2107)%

        The discontinued operations reflect the income and expense of the Prolieve assets. These assets were sold to Boston Scientific on June 21, 2007 for $60 million. A gain of $48 million was recorded on the sale. Through June 21, 2007, sales were $5.8 and netted a $2.8 million gross profit, or 48%. The decrease in operating costs was commensurate with the discontinuation of the business line and the transfer of the assets to Boston Scientific. The income tax expense $0.82 million represents the estimated Alternative Minimum Taxes due as a result of the gain on the sale of the assets. See Note 16 to the Financial Statements for the full details of the sales transaction.

Comparison of year ended December 31, 2006 and year ended December 31, 2005 as originally presented without the effect of Discontinued Operations:

	Actual Results Year Ended December 31,		Change
	2006	2005	Dollars	Percent
Sales	$11,250,817	$12,320,141	$(1,069,324)	(9)%
Cost of sales	6,669,075	8,112,760	(1,443,685)	(18)%

Gross profit	4,581,742	4,207,381	374,361	9%
Research and development expenses	(9,345,381)	(10,081,483)	736,102	(7)%
General and administrative expenses	(3,722,991)	(3,405,409)	(317,582)	9%
Other income (expense):
Gain on sale of Celsion (Canada) Ltd.	1,011,923	—	1,011,923	—
License fee amortization	571,429	571,429	—	—
Other expense, net	(213,869)	(96,891)	(116,978)	121%
Interest income	636,561	299,245	337,316	113%
Interest expense	(1,103,644)	(179,591)	(924,053)	515%

Net Loss	$(7,584,230)	$(8,685,319)	$1,101,089	(13)%

        The net loss decreased to $7.6 million for the year ended December 31, 2006 from $8.7 for the year ended December 31, 2005. The decrease in net loss was primarily the result of the non-recurring gain recorded related to the sale of Celsion (Canada) (equal to $1.01 or $0.09 per common share) and a reduction of research and development expenses, offset partially by the recognition of stock-based compensation expense of $0.84 (or $0.08 per common share) recognized during 2006 related to the adoption of SFAS 123(R) effective January 1, 2006 and increased interest expense, net of interest income. There was no stock-based compensation expense related to employee stock options included in net loss for the year ended December 31, 2005 because the Company did not adopt the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123"), but rather used the alternative intrinsic value method.

        Net sales for the year ended December 31, 2006 were $11.30 million, a decrease of $1.1 million or 9% as compared to net sales of $12.3 million for the prior year. Product sales consist of sales of the Prolieve products and are comprised of two elements—sales of control units and sales of disposable catheter kits, all to Celsion's exclusive distributor, Boston Scientific. The decrease in sales during 2006 was due to an interruption in the supply of product during the second and third quarters of 2006, caused by a product recall of the disposable Prolieve catheter kits. The product recall was the result of issues in the manufacturing process following the transition to a new supplier. All of the costs related to this product recall were accrued in 2006.

        Gross profit for 2006 amounted to $4.6 million as compared to $4.2 million in 2005, an increase of $0.4 million, or 9%, for the year. As a percentage of sales, gross margin increased to 40.7% of net sales during the year ended December 31, 2006 as compared to 34.1% of net sales for the year ended December 31, 2005. The increase of gross margin as a percentage of net sales was the result of purchasing lower cost catheter kits from a new supplier.

        Research and development expenses amounted to $9.35 million for the year ended December 31, 2006 as compared to $10.08 million for the year ended December 31, 2005, a decrease of $0.73 million, or 7%, over the prior year. The decrease in research and development expenses for the year was due primarily to:

  •
  a $1.06 million reduction in consulting support and development costs for the Prolieve system;

  •
  decreased research and development activities associated with our breast cancer treatment device and heat activated gene technology, which reduced research and development costs by an aggregate of $0.4 million; and

  •
  a one-time termination fee amounting to $0.35 million incurred in 2005 related to the migration of manufacturing of catheter kits to a new supplier.

        The reduction in research and development expenses was partially offset by $0.43 million of stock-based compensation expense recognized for the year ended December 31, 2006 related to the adoption of SFAS 123(R) effective January 1, 2006, and increased regulatory and quality assurance expenses amounting to $0.45 million.

        General and administrative expense amounted to $3.7 million for the year ended December 31, 2006 as compared to $3.4 million for the year ended December 31, 2005, an increase of $0.3 million, or 9%, over the prior year. The increase in general and administrative expenses for the year was due primarily to the recognition of stock-based compensation expense of $0.4 million recorded during 2007 related to the adoption of SFAS 123(R) effective January 1, 2006 and higher accounting, audit, Sarbanes-Oxley compliance and director fees, partially offset by reduced compensation costs for corporate personnel.

        The Company recorded a net gain on sale of Celsion (Canada) of $1.01 million during the year ended December 31, 2006. As described further in Note 6 to the financial statements, the Company sold 100% of the outstanding shares of Celsion (Canada) to Dr. Augustine Y. Cheung, Celsion's founder and director, in exchange for a non-interest bearing promissory note of $1.5 million to be paid over 78 months. The Stock Purchase Agreement also provides for Celsion (Canada) to pay up to $18.5 million in royalties based on a 5% royalty on net sales of certain products sold by, and patent royalties received by, Celsion (Canada) and its successors and assigns.

        Other expense, net for the year ended December 31, 2006, was $0.2 million as compared to $0.097 million for the year ended December 31, 2005. Other expense, net for 2006, consisted primarily of the $0.2 million loss associated with the termination of our interest in Celsion China, Ltd.

        Interest income for the year ended December 31, 2006 amounted to $0.64 million as compared to $0.3 million for the year ended December 31, 2005, an increase of $0.34 million, or 113%. The increase was the result of higher average principal balances (in part due to the drawdown of loans from Boston Scientific on February 22, 2006 and July 28, 2006) and higher yields earned on our investments.

        Interest expense for the year ended December 31, 2006 amounted to $1.1 million as compared to $0.18 million for the year ended December 31, 2005, an increase of $0.92 million, or 515%. This increase was due to the drawdown of the second installment of the BSC loan on February 2, 2006 (in the amount of $4.5 million) and the third installment on July 28, 2006 ($4.5 million) as well as a full year of interest expense on the first loan installment of $6.0 million received from Boston Scientific on August 17, 2005.

Financial Condition, Liquidity and Capital Resources

        Our core business activity is to develop products to treat cancer and other diseases, and to commercialize those products to generate a return on investment for stockholders through one of several means including:

  •
  selling drugs directly to end users;

  •
  selling drugs through a distributor;

  •
  licensing our technology to third parties and generating income through royalties and milestone payments; and

  •
  outright sale of a technology directly or, ultimately, though the sale of the entire Company.

        Our business model will generate uneven cash flows, as continuing research and development expenditures will not necessarily be matched by revenues from one of the above sources. In the event that our annual research and development expenditures are not covered by current resources, funding will be provided from other sources including any potential future income generated from licensing agreements and debt or equity funding raised in the capital markets.

        Since inception, our expenses have significantly and regularly exceeded our revenues, and we have an accumulated deficit of $55.1 million. We have incurred negative cash flows from operations since our inception and have funded our operations primarily through the sale of equity securities, revenue from the sales of our Prolieve units, and ultimately, the sale of the Prolieve assets. At December 31, 2007, we had total current assets of $21.4 million (including cash and short term investments of $5.9 million) and current liabilities of $8.1 million, resulting in a working capital surplus of $13.3 million. At December 31, 2006, we had total current assets of $16.0 million (including $9.0 million in cash and short term investments) and current liabilities of $4.0 million, which resulted in working capital of $12.0 million at such date. The increase in working capital is directly related to the sale of our Prolieve assets for $60 million. After repayment of principal and interest of $16.9 million under the loan to Boston Scientific and the payment of licensing and other fees, we netted $9.96 million at closing on June 21, 2007. The balance of $30.0 million was recorded as a receivable, $15.0 million of which is a current asset.

        Our short term investments consist of Auction Rate Certificates and Auction Preferred Securities. Auction Rate Certificates are municipal bonds which pay interest at a floating rate set periodically, usually for 7, 28 or 35 days. Auction Preferred Securities are issued by closed end bond funds and generally pay dividends every 7, 28 or 35 days. Increases or withdrawals from investments can generally take place every 7, 28 or 35 days depending on the recurring auction date, if such auction occurs. Both investment vehicles are rated A1P1 commercial paper equivalents, trade at par and do not have significant market fluctuations.

        Net cash used in operating activities for the year ended December 31, 2007 was $9.6 million. This net cash requirement was funded from cash on hand at the beginning of the year, together with the proceeds form the sale of the Prolieve assets. In 2007, the cash provided by investing activities was $13.2 million and was primarily the result of the proceeds of first payment by Boston Scientific under the Prolieve asset purchase agreement of $30.0 million, which was offset by the repayment of the loan and interest due to Boston Scientific of $16.9 million. Net cash used in financing activities was $1.7 million for the year ended December 31, 2007 which represents the purchase of treasury stock of $2.6 million, payments made on the loan to finance insurance premiums of $0.3 million, which were offset by the proceeds of the note payable of $1.2 million.

        As mentioned above, the Company purchased 659,738 shares of its Common Stock that was held by Boston Scientific Corporation. The purchase price was $2.6 million, which is $4.00 per share. The Company may reissue those shares in the future at our discretion.

        Although the Company has significant net operating loss carryforwards for Federal income tax purposes ("NOLs"), as described below, the deduction of NOLs is limited for Alternative Minimum Tax ("AMT") purposes. As a result, the Company recorded income tax expense of $0.8 million in the year ended December 31, 2007. The income tax expense is directly related to the gain on the sale of the Prolieve assets in June 2007 and the AMT is currently due. Subsequent to the sale of the Prolieve assets in June 2007 and prior to the filing of the Company's tax return, it was discovered that the Company was obligated to pay additional AMT in the amount of $0.5 million (in addition to the $0.3 million recorded in the second quarter of 2007). This additional amount of $0.5 million was recognized in the fourth quarter financial results.

        As of December 31, 2007, we had NOLs of approximately $41.7 million, which expire, if unused, by the year 2026. These NOLs may be determined to be restricted in their future use due to various IRS utilization rules.

Approximate Amount Of Unused Operating Loss Carryforwards ($000)	Expiration During Year Ended
$8,200	12/31/2022
2,300	12/31/2023
15,600	12/31/2024
8,200	12/31/2025
7,400	12/31/2026

$41,700

        For the year ending December 31, 2008, we expect to expend approximately $19.0 million for clinical testing of liver cancer and breast cancer treatment systems, and for corporate overhead, both of which we expect to fund from funds on hand and the collection of the receivable from Boston Scientific. The foregoing is an estimate, based upon assumptions as to the scheduling of institutional clinical research and testing personnel, the timing of clinical trials and other factors, not all of which are fully predictable.

        The Company does not believe that inflation had a material affect on its reported sales or net loss for the years reported.

        Our contractual obligations as of December 31, 2007 are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	One year or less	Two to three years	Four to five years	After five years
	(Dollars in Millions)
Operating leases—Property	$0.6	$0.2	$0.4	$—	$—

Total contractual obligations	$0.6	$0.2	$0.4	$—	$—

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2007, which is the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective.

        There have been no changes in our internal controls over financial reporting in the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        Management has issued its Report on Internal Control over Financial Reporting as of December 31, 2007, which appears in Item 15 of this Report. The report of the Independent Registered Public Accounting Firm on the effectiveness of Internal Control over Financial Reporting also appears in Item 15.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

        The information required by this Item 10 is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item 12 is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Equity Compensation Plan Information as of December 31, 2007

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	782,825	(1)	$8.41	1,179,922
Equity compensation plans not approved by security holders	—	(2)	0.00	—	(2)

Total	782,825		$8.41	1,179,922

(1)
Includes both vested and unvested options to purchase Common Stock issued to employees, officers, and directors and outside consultants under the Company's 2001 Stock Option Plan, the 2004 Stock Incentive Plan, and the 2007 Stock Incentive Plan, (the Plans). Certain of these options to purchase Common Stock were issued under the Plan in connection with employment agreements.

(2)
As discussed further in Note 12 to the Company's financial statements, the Company has warrants outstanding at December 31, 2007 enabling the holders thereof to purchase 566,793 shares of the Company's Common Stock at a weighted-average exercise price of $15.61. Certain of the warrants have price protection or anti-dilution rights that entitle the holders to reduce the exercise price of such securities if the Company issues additional stock, options, warrants or other convertible securities below the exercise price of the subject securities.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item 14 is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.     FINANCIAL STATEMENTS

        The following is a list of the financial statements of Celsion Corporation filed with this Annual Report on Form 10-K, together with the reports of our independent registered public accountants and Management's Report on Internal Control over Financial Reporting.

2.     FINANCIAL STATEMENT SCHEDULES

        No schedules are provided because of the absence of conditions under which they are required.

3.     EXHIBITS

        The following documents are included as exhibits to this report:

EXHIBIT NO.	DESCRIPTION
3.1.1	Certificate of Incorporation of Celsion Corporation (the "Company"), as amended, incorporated herein by reference to Exhibit 3.1.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2004.
3.1.2
Certificate of Ownership and Merger of Celsion Corporation (a Maryland Corporation) into Celsion (Delaware) Corporation (inter alia, changing the Company's name to "Celsion Corporation" from "Celsion (Delaware) Corporation), incorporated herein by reference to Exhibit 3.1.3 to the Annual Report on Form 10-K of the Company for the year ended September 30, 2000.
3.1.3
Certificate of Designations of Series C Junior Participating Preferred Stock of Celsion Corporation, incorporated herein by reference to Exhibit 4.4 to the Form S-3 Registration Statement (File No. 333-100638), filed October 18, 2002.
3.1.4
Certificate of Amendment of the Certificate of Incorporation effective and filed on February 27, 2006, incorporated herein by reference to Exhibit 3.3 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2006.

3.2	By-laws of the Company, as amended, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed December 31, 2007.
4.1	Form of Common Stock Certificate, par value $0.01 per share, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K of the Company for the year ended September 30, 2001.
4.2.1
Celsion Corporation and American Stock Transfer & Trust Company Rights Agreement dated as of August 15, 2002, incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Company, filed August 21, 2002.
4.2.2
Amendment adopted January 16, 2003 to Rights Agreement between Celsion Corporation and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2004.
10.1.1	Celsion Corporation 2004 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2004.
10.1.2	Celsion Corporation 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed June 15, 2007.
10.1.3
Form of Restricted Stock Agreement for Celsion Corporation 2004 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2006.
10.1.4
Form of Stock Option Agreement for Celsion Corporation 2004 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2006.
10.1.5	Form of Restricted Stock Agreement for Celsion Corporation 2007 Stock Incentive Plan.*
10.1.6	Form of Stock Option Agreement for Celsion Corporation 2007 Stock Incentive Plan.*
10.2.1
Stock Option Grant Agreement effective July 29, 2005 between Celsion Corporation and Lawrence S. Olanoff, incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Company, filed July 29, 2005.
10.2.2
Letter dated March 16, 2006 from the Company to Lawrence S. Olanoff (awarding restricted stock pursuant to the Company's 2004 Stock Option Plan), incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed March 22, 2006.
10.2.3
Letter dated March 16, 2006 from the Company to Anthony P. Deasey (awarding restricted stock pursuant to the Company's 2004 Stock Option Plan) incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed March 22, 2006.
10.2.4
Letter dated March 16, 2006 from the Company to Carolyn Finkle (awarding restricted stock pursuant to the Company's 2004 Stock Option Plan) incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company, filed March 22, 2006.

10.2.5
Letter dated March 16, 2006 from the Company to Michael Oleck (awarding restricted stock pursuant to the Company's 2004 Stock Option Plan) incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company, filed March 22, 2006.
10.2.6
Restricted Stock Agreement between Celsion Corporation and William Hahne dated October 3, 2006, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company, filed October 10, 2006.
10.2.7
Stock Option Grant Agreement between Celsion Corporation and William Hahne dated October 3, 2006, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed October 10, 2006.
10.2.8
Stock Option Agreement effective January 3, 2007 between Celsion Corporation and Michael H. Tardugno, incorporated herein by reference Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed January 3, 2007.
10.3.1
Form of Series 500 Warrant to Purchase Common Stock of the Company pursuant to the Private Placement Memorandum dated January 6, 1997, as amended, incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1998.
10.3.2
Form of Series 300 Warrant issued to Nace Resources, Inc. to purchase Common Stock of the Company, incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1998.
10.3.3
Form of Series 250 Warrant issued to Dunn Hughes Holding, Inc. to Purchase Common Stock of the Company, incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1998.
10.3.4
Form of Series 200 Warrant issued to certain employees, directors and consultants to Purchase Common Stock of the Company, incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1998.
10.3.5
Form of Warrant to Purchase Common Stock of the Company pursuant to the Private Placement Memorandum dated October 11, 2001, incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of the Company for the year ended September 30, 2001.
10.3.6
Form of Warrant to Purchase Common Stock Units of the Company issued to Placement Agents pursuant to the Private Placement Memorandum dated October 18, 2001, incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-3 of the Company (File No. 333-82450), filed February 8, 2002.
10.3.7
Form of Warrant to Purchase Common Stock of the Company pursuant to a private placement by the Company which closed on June 3, 2002, incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-3 of the Company (File No. 333-100638), filed October 18, 2002.
10.3.8
Form of Warrant to Purchase Common Stock issued to the Placement Agents pursuant to the Private Placement Memorandum of the Company dated May 30, 2003, as supplemented, incorporated herein by reference to Exhibit 4.3 to the Registration Statement of the Company (File No. 333-108318) filed August 28, 2003.

10.4.1
Employment Agreement Effective January 1, 2004 between the Company and Anthony P. Deasey, incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K of the Company, filed December 8, 2004.
10.4.2
Advisory Agreement between the Company and Dr. Kris Venkat dated August 1, 2001, incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K of the Company for the year ended September 30, 2001.
10.4.3
Separation Agreement and General Release effective January 16, 2006, by and between Celsion Corporation and Dr. Augustine Y. Cheung incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company, filed January 18, 2006.
10.4.4
Stock Purchase Agreement made January 16, 2006, by and among Dr. Augustine Y. Cheung, the Company, and Celsion (Canada) Limited, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed January 18, 2006.
10.4.5
Consulting Agreement effective January 16, 2006, by and between Celsion Corporation and Dr. Augustine Y. Cheung, incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company, filed January 18, 2006.
10.4.6.1
Transition Services Agreement effective January 16, 2006, by and between the Company and Celsion (Canada) Limited, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed January 18, 2006.
10.4.6.2
First amendment to Transition Services Agreement entered into as of March 28, 2006 by and between Celsion Corporation and Celsion (Canada) Limited, incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2006.
10.4.7
Employment Agreement, effective January 3, 2007, between Celsion Corporation and Mr. Michael H. Tardugno, incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Company, filed December 21, 2006.
10.4.8
Separation Agreement and General release effective September 24, 2007, by and between the Company and Anthony P. Deasey, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed September 27, 2007.
10.5
Patent License Agreement between the Company and Duke University dated November 10, 1999, incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1999 (Confidential Treatment Requested).
10.6
Letter Agreement with Goldpac Investment Partners dated October 17, 2001, incorporated herein by reference to Exhibit 4.5 to the Form S-3 Registration Statement (File No. 333-82450), filed February 8, 2002.
10.7
Letter dated May 8, 2002, from Legg Mason Wood Walker, Incorporated ("Legg Mason") to the Company regarding retention of Legg Mason as financial advisor, incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of the Company for the year ended September 30, 2002.
10.8
License Agreement dated July 18, 2003, between the Company and Duke University. (Confidential treatment requested.), incorporated herein by reference to Exhibit 4.3 to the Registration Statement of the Company (File No. 333-108318), filed August 28, 2003.

10.9
Distribution Agreement effective as of January 20, 2003, by and between Celsion Corporation and Boston Scientific Corporation, incorporated herein by reference to Exhibit 99.2 the Current Report on Form 8-K filed January 22, 2003.
10.10.1
Transaction Agreement effective as of January 20, 2003, by and between Celsion Corporation and Boston Scientific Corporation, incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed January 22, 2003. (Confidential treatment requested)
10.10.2
First Amendment to Transaction Agreement effective as of August 8, 2005, between Celsion Corporation and Boston Scientific Corporation, incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed August 9, 2005.
10.11.1
Convertible Secured Promissory Note dated as of August 8, 2005, between Celsion Corporation and Boston Scientific Corporation, incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K of the Company, filed August 9, 2005.
10.11.2
Convertible Secured Promissory Note dated July 28, 2006, between Celsion Corporation and Boston Scientific Corporation incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K of the Company, filed August 6, 2006.
10.12
Settlement and License Agreement dated February 7, 2007, by and among Celsion Corporation, American Medical Systems and AMS Research Corporation, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2007.
10.13
Loan and Security Agreement, dated as of November 9, 2007, by and between Celsion Corporation and Manufacturers and Traders Trust, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on November 14, 2007.
10.14
Stock Purchase Agreement, dated December 7, 2007, by and between Celsion Corporation and Boston Scientific Corporation, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed December 13, 2007.
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

CELSION CORPORATION
March 28, 2008	By:	/s/ Michael H. Tardugno Michael H. Tardugno President and Chief Executive Officer
March 28, 2008	By:	/s/ Paul B. Susie Paul B. Susie Interim Chief Accounting Officer

        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Michael H. Tardugno Michael H. Tardugno	President and Chief Executive Officer (Principal Executive Officer)	March 28, 2008
/s/ Paul B. Susie Paul B. Susie	Interim Chief Accounting Officer (Principal Financial and Accounting Officer)	March 28, 2008
/s/ Max E. Link Max E. Link	Chairman of the Board	March 28, 2008
/s/ Gary W. Pace Gary W. Pace	Director	March 28, 2008
/s/ Gregory Weaver Gregory Weaver	Director	March 28, 2008
/s/ Augustine Chow Augustine Chow	Director	March 28, 2008

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of Celsion Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). The Company's internal control over financial reporting includes those policies and procedures that:

  (i)
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company;

  (ii)
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

  (iii)
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        Based on management's assessment and those criteria, management has concluded that, as of December 31, 2007, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

        The Company's independent registered public accountants, Stegman & Company, have issued a report on the Company's internal control over financial reporting. The report of Stegman & Company appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Celsion Corporation
Columbia, Maryland

        We have audited Celsion Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Celsion Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Celsion Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by COSO.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of operations, changes in stockholders' equity/(deficit), and cash flows of Celsion Corporation, and our report dated March 21, 2008, expressed an unqualified opinion.

/s/ Stegman & Company
Baltimore, Maryland
March 21, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Celsion Corporation
Columbia, Maryland

        We have audited the accompanying balance sheets of Celsion Corporation as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders' equity/(deficit), and cash flows for each of the years in the three year period ended December 31, 2007. Celsion Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celsion Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Celsion Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 21, 2008 expressed an unqualified opinion.

/s/ Stegman & Company
Baltimore, Maryland
March 21, 2008

CELSION CORPORATION

BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

	December 31, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$2,937,373	$1,032,674
Short term investments available for sale, at fair value	3,000,000	8,000,000
Accounts receivable—trade	183,043	1,882,373
Other receivables	47,110	21,675
Due from Boston Scientific Corporation	15,000,000	—
Inventories	—	2,830,549
Prepaid expenses	256,874	430,494
Escrow account—license fee	—	1,824,740

Total current assets	21,424,400	16,022,505

Property and equipment—at cost
Furniture and office equipment	194,200	185,877
Computer hardware and software	338,349	317,390
Laboratory and shop equipment	305,340	755,482
Leasehold improvements	132,148	132,148

	970,037	1,390,897
Less: Accumulated depreciation	702,156	875,834

Net value of property and equipment	267,881	515,063

Other assets
Advances under Celsion (Canada), Ltd. Transition Services Agreement (net of allowance of $442,225 and $0, respectively)	200,000	583,322
Note receivable (net of discount of $168,473 and $268,394, respectively)	1,181,527	1,081,606
Due from Boston Scientific Corporation—Non Current	15,000,000	—
Deposits and other assets	899,268	653,931
Patent licensing fees (net of accumulated amortization of $7,500 and $1,875, respectively)	65,625	73,125

Total other assets	17,346,420	2,391,984

Total assets	$39,038,701	$18,929,552

See accompanying notes.

CELSION CORPORATION

BALANCE SHEETS—Continued

DECEMBER 31, 2007 AND 2006

	December 31, 2007	December 31, 2006
LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities
Accounts payable—trade	$1,830,457	$2,135,605
Other accrued liabilities	5,056,380	1,291,469
Income taxes payable	546,000	—
Accrued non-cash compensation	8,910	9,500
Note payable—current portion	676,859	—
Current portion of deferred revenue—license fee	—	571,428

Total current liabilities	8,118,606	4,008,002

Long-term liabilities
Deferred revenue—license fee	—	1,809,524
Note payable	234,742	—
Loan payable—principal	—	15,000,000
Loan payable—interest	—	1,277,698
Other liabilities	34,238	35,152

Total long-term liabilities	268,980	18,122,374

Total liabilities	8,387,586	22,130,376

Stockholders' equity / (deficit)
Common stock—$0.01 par value (250,000,000 shares authorized; 10,124,184 and 10,739,208 shares outstanding at December 31, 2007 and December 31, 2006, respectively.)	107,845	107,398
Additional paid-in capital	88,319,979	87,178,592
Accumulated deficit	(55,137,757)	(90,486,814)

	33,290,067	(3,200,824)
Less: Treasury stock—at cost	(2,638,952)	—

Total stockholders' equity / (deficit)	30,651,115	(3,200,824)

Total liabilities and stockholders' equity / (deficit)	$39,038,701	$18,929,552

See accompanying notes.

CELSION CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Year Ended December 31,
	2007	2006	2005
Operating expenses:
Research and development	$8,230,888	$6,095,657	$6,678,853
General and administrative	5,354,504	4,057,315	3,693,509

Total operating expenses	13,585,392	10,152,972	10,372,362

Loss from operations	(13,585,392)	(10,152,972)	(10,372,362)
Other income (expense):
Gain on the sale of Celsion (Canada), Ltd.	—	1,011,923	—
Other (expense) / income, net	(457,370)	(215,069)	(97,246)
Interest income	668,846	636,561	299,245
Interest expense	(694,709)	(1,103,644)	(179,591)

Loss from continuing operations before income taxes	(14,068,625)	(9,823,201)	(10,349,954)
Income taxes	—	—	—

Loss from continuing operations	$(14,068,625)	$(9,823,201)	$(10,349,954)
Discontinued Operations (Note 16)
Income from discontinued operations (including gain on sale of $48,029,445 in 2007)	50,236,777	2,238,971	1,664,635
Income tax expense	(819,095)	—	—

Income from discontinued operations	49,417,682	2,238,971	1,664,635

Net income / (loss)	$35,349,057	$(7,584,230)	$(8,685,319)

Net loss from continuing operations per common share—basic	$(1.31)	$(0.92)	$(0.97)

Net loss from continuing operations per common share—diluted	$(1.31)	$(0.92)	$(0.97)

Net income from discontinued operations per common share—basic	$4.60	$0.21	$0.16

Net income from discontinued operations per common share—diluted	$4.29	$0.21	$0.15

Net income / (loss) per common share—basic	$3.29	$(0.71)	$(0.81)

Net income / (loss) per common share—diluted	$3.07	$(0.71)	$(0.80)

Weighted average shares outstanding—basic (1)	10,732,478	10,728,435	10,725,091

Weighted average shares outstanding—diluted (1)	11,514,032	10,741,767	10,792,483

(1)
Adjusted to reflect the 15:1 reverse split on February 27, 2006 as if it occurred at the beginning of the earliest period presented.

See accompanying notes.

CELSION CORPORATION

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income (loss) for the year	$35,349,057	$(7,584,230)	$(8,685,319)
Non-cash items included in net income/loss:
Depreciation and amortization	169,129	228,262	250,037
Accretion of discount on note receivable	(99,921)	—	—
Gain on sale of Prolieve	(48,029,445)	—	—
Gain on sale of Celsion (Canada) Ltd.	—	(1,011,923)	—
Stock based compensation—Options	999,883	838,602	17,997
Stock based compensation—Restricted Stock	70,678	74,206	—
Amortization of deferred license fee	(269,840)	(571,429)	(571,429)
Loss from investment in Celsion China, Ltd	—	207,687	95,803
Shares issued in exchange for services	68,555	47,499	78,539
Amortization of patent license	61,606	1,875	—
Loss from disposal of property and equipment	15,145	12,589	1,088
Allowance for bad debt—Celsion Canada	442,225	—	—
Net changes in:
Accounts receivable—trade	1,699,330	(1,201,659)	(23,776)
Other receivables	(25,435)	(11,825)	41,302
Inventories	5,792	543,748	(1,123,977)
Prepaid expenses	173,620	6,027	242,716
Escrow account—license fee	1,824,740	228,413	(46,151)
Deposits and other assets	(245,337)	(264,786)	(356,415)
Accounts payable—trade and accrued interest	358,539	1,246,154	1,354,616
Income taxes payable	546,000	—	—
Other accrued liabilities	(2,697,106)	(22,000)	663,099

Net cash used in operating activities	(9,582,785)	(7,232,790)	(8,061,870)

Cash flows from investing activities
Purchases of short term investments	(5,000,000)	(12,000,000)	(6,000,000)
Sale of short-term investments	10,000,000	10,000,000	9,900,440
Proceeds from sale of Prolieve assets	9,958,615	—	—
Advances under Celsion Canada transition services agreement	(55,403)	(583,322)	—
Loss on investment in Celsion China, Ltd.	—	(196,783)	—
Payment of licensing fee	(1,600,000)	(75,000)	—
Proceeds from sale of property and equipment	100	—	—
Purchase of property and equipment	(91,195)	(187,817)	(108,516)
Other	—	(2,647)	—

Net cash provided by / (used in) in investing activities	13,212,117	(3,045,569)	3,791,924

Cash flows from financing activities
Proceeds from note payable	1,181,925	—	—
Payments on note payable	(270,324)	—	—
Proceeds from loan payable	—	9,000,000	6,000,000
Exercise of common stock options	2,718	—	—
Purchase of treasury stock	(2,638,952)	—	—
Fractional share payment	—	(2,397)	—

Net cash (used)/provided by financing activities	(1,724,633)	8,997,603	6,000,000

Net increase/(decrease) in cash and cash equivalents	1,904,699	(1,280,756)	1,730,054
Cash and cash equivalents at beginning of period	1,032,674	2,313,430	583,376

Cash and cash equivalents at end of period	$2,937,373	$1,032,674	$2,313,430

Cash paid for:
Interest	$31,022	$—	$—
Income taxes	$273,095	$—	$—

See accompanying notes

CELSION CORPORATION

STATEMENTS OF CASH FLOWS

Year ended December 31, 2007
Schedule of non-cash investing and financing activities:
Sales price of Prolieve assets	$60,000,000
Repayment of principal and interest on loan from Boston Scientific Corporation	(16,941,385)
Amounts due from Boston Scientific Corporation	(30,000,000)
Payment of licensing fee	(3,100,000)

Net cash received from sale of the Prolieve assets	$9,958,615

CELSION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Common Stock
			Additional Paid-in Capital	Treasury Stock	Accumulated Deficit
	Shares	Total				Total
Balance at January 1, 2005	10,716,040	$107,161	$86,080,971	$—	$(74,217,265)	$11,970,867
Shares and Stock Options issued in exchange for services	10,137	101	139,847	—	—	$139,948
Net loss	—	—	—	—	(8,685,319)	(8,685,319)

Balance at December 31, 2005	10,726,177	107,262	86,220,818	—	(82,902,584)	3,425,496
Stock-based compensation expense related to employee stock options	—	—	838,602	—	—	838,602
Shares issued in exchange for services	13,627	136	47,363	—	—	47,499
Stock based compensation—restricted stock	—	—	74,206	—	—	74,206
Fractional share payment	(596)	—	(2,397)	—	—	(2,397)
Net loss	—	—	—	—	(7,584,230)	(7,584,230)

Balance at December 31, 2006	10,739,208	107,398	87,178,592	—	(90,486,814)	(3,200,824)
Stock-based compensation expense related to employee stock options	—	—	999,883	—	—	999,883
Shares issued in exchange for services	16,896	169	68,386	—	—	68,555
Stock based compensation—restricted stock	—	—	70,678	—	—	70,678
Issuance of restricted stock upon vesting	26,044	260	(260)	—	—	—
Exercise of common stock warrants and options	1,774	18	2,700	—	—	2,718
Treasury stock acquired (1)	(659,738)	—	—	(2,638,952)	—	(2,638,952)
Net income	—	—	—	—	35,349,057	35,349,057

Balance at December 31, 2007	10,124,184	$107,845	$88,319,979	$(2,638,952)	$(55,137,757)	$30,651,115

(1)
On December 7, 2007, the Company repurchased 659,738 shares of its Common Stock that was held by Boston Scientific Corporation. The purchase price was $4.00 per share.

        Shares outstanding and share amounts adjusted to reflect the 15:1 reverse split on February 27, 2006 as if it had occurred at the beginning of the earliest period presented.

See accompanying notes.

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description Of Business

        Celsion Corporation, referred to herein as "Celsion", or "the Company," a Delaware corporation based in Columbia, Maryland, is a biotechnology company dedicated to furthering the development and commercialization of oncology drugs including tumor-targeting treatments using focused heat energy in combination with heat activated drug delivery.

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

Basis Of Presentation

        The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles and include the accounts of the Company and its majority-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. As described in Note 4, the Company owned 71.3% of the outstanding shares of Celsion China, Ltd until the second quarter of 2006 and a 100% ownership interest in the outstanding shares of Celsion (Canada) Ltd. from August 2005 until January 2006. The results of operations from these subsidiaries are consolidated in these financial statements for the periods during which such ownership was held. The Company sold 100% of the outstanding shares of Celsion (Canada) Ltd. during the first quarter of 2006 and terminated its interest in Celsion China, Ltd. during the second quarter of 2006. Accordingly, Celsion does not own any subsidiaries as of December 31, 2007.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand and investments purchased with an original maturity of three months or less. A portion of these funds are not covered by FDIC insurance.

Fair Value of Financial Instruments

        The carrying values of financial instruments approximate their respective fair values.

Short Term Investments

        The Company classifies its investments in marketable securities with readily determinable fair values as investments available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity. The Company has classified all of its investments as available-for-sale. Unrealized holding gains and losses on available-for-sale securities are reported as a net amount in accumulated other comprehensive gain or loss in stockholders' equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.

        The Company's short term investments consist of Auction Rate Certificates and Auction Preferred Securities. Auction Rate Certificates are municipal bonds which pay interest at a floating rate set

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

periodically, usually 7, 28 or 35 days. Auction Preferred Securities are issued by closed end bond funds and pay dividends every 7, 28 or 35 days. Increases or withdrawals from investments can take place every 7, 28 or 35 days. Both investment vehicles are rated A1P1 commercial paper equivalents, trade at par and do not have significant market fluctuations. The cost basis of the Company's short-term investments are their respective fair values.

Accounts Receivable—Trade

        Amounts due to Celsion from the sale of Prolieve control units and catheter kits and amounts due under the Transition Services Agreement with Boston Scientific Corporation ("BSC" or "Boston Scientific") comprise the entire balance of Accounts Receivable—Trade. The Company believes that the full value of its accounts receivable balance will be collected, and accordingly has not established an allowance for doubtful accounts. The Prolieve assets were sold to Boston Scientific on June 21, 2007—see Note 16 for discontinued operations

Inventories

        Previously, inventories were stated at the lower of cost or market. Prolieve control units were tracked by serial number and cost was the actual cost of each unit. Catheter kits were carried at average cost. There were no general and administrative costs included in the carrying value. An inventory reserve was established to reflect the estimated value of excess and obsolete inventory. The reserve for obsolete and excess inventories of $—0- and $7,000 was recorded as of December 31, 2007 and 2006, respectively. As more fully described in Note 16, the Company sold its Prolieve assets in June 2007.

Property and Equipment

        Property and equipment is stated at cost. Depreciation is provided over the estimated useful lives of the related assets, ranging from three to seven years, using the straight-line method. Major renewals and improvements are capitalized at cost and ordinary repairs and maintenance are charged against operations as incurred. Depreciation expense was $169,000, $228,000 and $219,000 for years ended December 31, 2007, 2006, 2005, respectively.

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

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Patent Licenses

        The Company has purchased several licenses for rights to patented technologies. Patent license costs are amortized on a straight-line basis over the estimated life of the related patent. The weighed-average amortization period for these assets is 10 years.

Revenue Recognition

        Revenue was recognized on Prolieve control units as they were sold to ultimate customers by Boston Scientific. Prolieve control units shipped to Boston Scientific but not yet sold to ultimate customers were reflected in finished goods inventory. Revenue on the sale of catheter kits was recognized upon shipment to Boston Scientific. All of Company's revenues, which included in Discontinued Operations, for the years ended December 31, 2007, 2006 and 2005 were derived from sales to Boston Scientific, a United States based corporation. As more fully described in Note 16 to the financial statements, the Company sold its Prolieve assets to Boston Scientific of June 21, 2007.

Comprehensive Income

        SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the Company's consolidated financial statements. The objective of SFAS No. 130 is to report a measure (comprehensive income (loss)) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. The Company had no unrealized gains or losses on short-term investments available-for-sale for the years ended December 31, 2007, 2006 and 2005.

Cost of Sales

        Cost of sales included the inventory carrying value of items sold, shipping and handling, miscellaneous production costs, excess and obsolescence costs and warranty expenses. As more fully described in Note 16 to the financial statements, the Company sold its Prolieve assets to Boston Scientific of June 21, 2007.

Product Warranties

        Celsion previously warranted Prolieve control units for a period of 12 months from date of delivery to the end user and catheter kits until the date of expiration. Warranty exposure is reviewed and accruals, if any, are included in cost of sales. The Company has accrued a warranty reserve as of December 31, 2007 and 2006 in the amount of $-0- and $15,000, respectively. As more fully described in Note 16 to the financial statements, the Company sold its Prolieve assets to Boston Scientific of June 21, 2007. Accordingly, all warranties on Prolieve units transferred to Boston Scientific.

Research and Development

        Research and development costs are expensed as incurred. Equipment and facilities acquired for research and development activities that have alternative future uses are capitalized and charged to expense over their estimated useful lives.

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income / (Loss) Per Common Share

        Basic and diluted net income/(loss) per common share was computed by dividing net income/(loss) for the year by the weighted average number of shares of Common Stock outstanding, both basic and diluted, during each period. The impact of Common Stock equivalents has been excluded from the computation of diluted weighted average common shares outstanding in periods where there is a net loss, as their effect is anti-dilutive. Net income/(loss) per share has been adjusted to reflect the 15:1 reverse split effective February 27, 2006 as if it had occurred at the beginning of the earliest period presented.

        Income / (loss) per common share have been computed using the following:

	Years Ended December 31,
	2007	2006	2005
Weighted average common shares outstanding	10,732,478	10,728,435	10,725,091
Dilutive effect of outstanding options and warrants	781,554	13,332	67,392

Weighted average common shares outstanding—diluted	11,514,032	10,741,767	10,792,483

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

Income Taxes

        Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax asset and liabilities of a change in tax rates is recognized in results of operation sin the period that the tax rate change occurs. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

        The Company adopted the Financial Accounting Standards Board issued Interpretation 48 "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109" ("Interpretation 48") as of January 1, 2007. Interpretation 48 states that a tax position is recognized as a benefit only if it is "more likely than not" that the tax position taken would be sustained in a tax examination, presuming that a tax examination will occur. The adoption of Interpretation 48 had no effect on the Company's financial statements.

        The Company recognizes interest and/or penalties related to income tax matters in the income tax expense category.

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock-Based Compensation

        As more fully described in Note 12, the Company has three stock option plans that provide for non-qualified and incentive stock options to be issued to directors, officers, employees and consultants the 2007 Employee Stock Incentive Plan ("the 2007 Plan"), the 2004 Employee Stock Incentive Plan (the "2004 Plan") and the 2001 Stock Option Plan (the "2001 Plan").

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

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Financial results for the year ended December 31, 2005 have not been restated.

Recent Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board issued Interpretation 48 "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109" ("Interpretation 48") which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition and is effective for periods beginning after December 31, 2006. As discussed in Note 9, the Company has substantial net operating loss carryforwards that are fully reserved and that are available to reduce its future taxable income. As a result, the adoption of Interpretation 48 did not have a material effect on the Company's results of operations, financial condition or liquidity.

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In September 2006, the Financial Accounting Standards Board issued SFAS No. 157 "Fair Value Measurements", which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial statements.

        In February 2007, the Financial Accounting Standards Board issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is not expected to have a significant impact on the Company's financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS No. 141(R)"). SFAS No. 141(R) established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS No. 141(R) also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that SFAS No. 141(R) will have on its financial statements.

Reclassifications

        Certain amounts for the years ended December 31, 2005 and 2006 have been reclassified to conform to the presentation adopted for 2007.

2. FINANCIAL CONDITION

        Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company's research and development programs, clinical trials conducted in connection with the Company's treatment systems, and applications and submissions to the Food and Drug Administration. The Company believes these expenditures are essential for the commercialization of its technologies. As a result of these expenditures, as well as general and administrative expenses, the Company has an accumulated deficit of $55.1 million as of December 31, 2007.

        The Company expects its operating losses to continue for the foreseeable future as it continues its clinical trials and product development efforts. The Company's ability to achieve profitability is dependent upon its ability to obtain governmental approvals, produce, and market and sell its new products. There can be no assurance that the Company will be able to commercialize its technology successfully or that profitability will ever be achieved. The operating results of the Company have fluctuated significantly in the past. The Company expects that its operating results will fluctuate significantly in the future and will depend on a number of factors, many of which are outside the Company's control.

        Celsion has made a significant commitment to heat-activated liposome research and development projects and it is the Company's intention at least to maintain, and possibly increase, the pace and scope of these activities. Management believes that adequate funding is available from cash resources

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

2. FINANCIAL CONDITION (Continued)

on hand at December 31, 2007 and the collection of its $30 million receivable from Boston Scientific to fund its operations through 2009.

        In the event of a default by Boston Scientific and alternate, adequate funding is not available, the Company may be required to delay, scale back or eliminate certain aspects of its operations or attempt to obtain funds through unfavorable arrangements with partners or others that may force it to relinquish rights to certain of its technologies, products or potential markets or that could impose onerous financial or other terms. Furthermore, if the Company cannot fund its ongoing development and other operating requirements, particularly those associated with its obligations to conduct clinical trials under our licensing agreements, it will be in breach of these licensing agreements and could therefore lose its license rights, which could have material adverse effects on its business.

3. INVENTORIES

        Inventories are stated at the lower of cost or market and consist of the following at December 31:

	December 31, 2007	December 31, 2006
	($000s)	($000s)
Components	$0	$29
Finished Goods	0	2,808

	0	2,837
Less: reserve	0	(7)

	$0	$2,830

4. INVESTMENT IN CELSION CHINA. LTD.

        On December 15, 2003, the Company announced the formation of a joint venture with Asia Pacific Life Science Group, Ltd., a group of Hong Kong-based investors, to develop our technologies and distribute our products in Greater China. Celsion acquired 45.65% of the equity of Celsion China, Ltd. for $0.2 million on February 5, 2004.

        On January 12, 2006, Celsion acquired a further 25.65% of the equity of Celsion China, Ltd. from Asia Pacific Life Science Group, Ltd. for $0.025 million, increasing Celsion's total equity position to 71.3%.

        An additional cash advance in the amount of $0.084 million in the form of a loan was made to Celsion China, Ltd. on January 27, 2006.

        Celsion terminated its interest in Celsion China, Ltd. on May 9, 2006. The loan write-off, other receivable write-off and final dissolution expenses related to Celsion China, Ltd. were recorded as a loss on investment in Celsion China, Ltd. of $0.2 million.

5. NOTE RECEIVABLE

        On August 25, 2005, the Company formed Celsion (Canada) Limited, a 100%-owned subsidiary, to hold all the tangible and intangible assets related to its Adaptive Phase Array ("APA") technology for the treatment of breast cancer. Such subsidiary conducted no financial transactions, but was consolidated for purposes of financial reporting. On January 16, 2006, Celsion contributed to Celsion

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

5. NOTE RECEIVABLE (Continued)

(Canada) all of the Company's assets relating to its APA technology for the treatment of breast cancer. Also on that date, the Company entered into a Stock Purchase Agreement with the Company's founder and former officer and director, Dr. Augustine Y. Cheung, whereby the Company sold to Dr. Cheung all of the issued and outstanding shares of capital stock of Canada. The Company also agreed to provide certain services to Canada pursuant to a Transition Services Agreement between the Company and Canada.

        Under the Stock Purchase Agreement, all of the capital stock of Canada was transferred to Dr. Cheung in exchange for a promissory note made by Dr. Cheung in favor of the Company in the principal amount of $1.5 million to be paid over a period of up to 78 months and secured by a pledge of 100,536 shares of Celsion common stock owned by Dr. Cheung and his wife and the commitment of Canada to pay a 5% royalty on the net sales of certain products sold by and patent royalties received by Canada and its successors and assigns, of up to $18.5 million. The Company recorded a net gain on sale of Celsion Canada of $1.01 million during the year ended December 31, 2006.

        The terms of the note receivable only specify an interest charge in the event that scheduled payments are in arrears. The $1.5 million note was therefore discounted at the prime rate in effect January 16, 2006 (7.25%) plus 1.0%, or 8.25%, and the balance, net of discount, of $1.15 million was recorded in the financial statements above. Interest income of $0.08 million and $0.07 million was recorded on the promissory note for the years ended December 31, 2007 and 2006, respectively.

6. ADVANCES UNDER CELSION (CANADA), LIMITED TRANSITION SERVICES AGEEMENT

        In conjunction with the sale of Canada, a Transition Services Agreement was entered into whereby: (i) Celsion sublet space in the Company's offices for use by Canada to carry on its business, for a period of up to six (6) months from the date of the agreement; (ii) Celsion provided administrative support services as needed in the operation of Canada's business for the period of the sublease; and (iii) Celsion advanced funds to pay salary and health and dental insurance of each of certain employees of Canada and the expenses reasonably incurred in connection with the operation of Canada's business up to $0.1 million for the shorter of the period ending June 30, 2006 or the date of closing by Canada of a transaction involving the merger of Canada into a newly created Canadian Capital Pool Company and a simultaneous funding through a private placement of shares under terms approved by the Toronto Stock Exchange (the "Canada Transaction"). Within ten days after the closing of the Canada Transaction, Canada will pay the Company all amounts due under the Transition Services Agreement.

        The Transition Services Agreement was amended on March 28, 2006 to advance Canada an additional $0.2 million to fund reasonable operating expenses. This additional advance is repayable under the same terms as the Transition Services Agreement. The cumulative balance advanced under the Transition Services Agreement, as amended, at December 31, 2007 was $0.6 million.

        The Canada Transaction did not close by its estimated date of December 31, 2006. Based on discussions with Canada management, Celsion management established that diligent efforts were being made by Canada management to close the Canada Transaction on a timely basis and agreed to extend the due date for repayment of the loan to the earlier of the closing of the Canada Transaction or June 30, 2007. As of December 31, 2007, Canada had not closed the transaction nor had it paid the amounts due. Accordingly, the Company has placed an allowance of $0.4 million against the amounts due. The remaining balance of $0.2 million is personally guaranteed by Dr. Cheung.

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

7. SECURED LINE OF CREDIT

        On November 9, 2007, the Company entered into a Loan and Security Agreement (the "Agreement") with Manufacturers and Traders Trust Company ("M&T") pursuant to which M&T agreed to provide a draw-down credit facility to the Company (the "Credit Facility"). The Company may request advances under the Credit Facility at a rate not to exceed $1.5 million per month, up to a maximum principal amount under the Credit Facility of $6.5 million. Each advance is subject to, among other customary conditions, a determination by M&T in its good faith discretion, that the Company owns less than $0.5 million in cash and other property readily convertible into cash, excluding a $1.0 million cash collateral account to be held at M&T. Amounts borrowed by the Company under the Credit Facility and repaid may not be re-advanced to the Company.

        The Credit Facility is secured by (i) the $1.0 million cash collateral account and (ii) substantially all of the Company's assets. The Credit Facility bears interest on the outstanding balance at a rate of the London Interbank Offered Rate plus 2.75%. Accrued interest on the outstanding balance is payable monthly. The total outstanding principal and accrued interest balance on the Credit Facility is due and payable on June 21, 2008. As of December 31, 2007, the Company had not made any draws against the line of credit.

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

8. NOTE PAYABLE

        On July 23, 2007, the Company entered into a Premium Finance Agreement (the "agreement") with Flatiron Capital Corporation ("Flatiron") whereby Flatiron funded certain insurance premiums in the amount of $1,313,250 on behalf of the Company. In exchange, the Company will make 21 installments of $59,418 beginning on August 23, 2007. Interest accrues at a rate of 5.98% on outstanding balances.

9. INCOME TAXES

        A reconciliation of the Company's statutory tax rate to the effective rate for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Year Ended December 31,
	2007	2006	2005
Federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal tax benefit	4.6	4.6	4.6
Valuation allowance	(38.6)	(38.6)	(38.6)

	0.0%	0.0%	0.0%

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

9. INCOME TAXES (Continued)

        As of December 31, 2007, the Company had net operating loss carry forwards of approximately $41.7 million for federal income tax purposes that are available to offset future taxable income through the year 2027.

Approximate Amount Of Unused Operating Loss Carryforwards ($000s)	Expiration During Year Ended
$8,200	12/31/2022
2,300	12/31/2023
15,600	12/31/2024
8,200	12/31/2025
7,400	12/31/2026

$41,700

        The components of the Company's deferred tax asset as of December 31, 2007 and 2006 are as follows:

	As of December 31,
	2007	2006
	($000s)	($000s)
Net operating loss carry forwards	$16,118	$30,095
Compensation expense related to employee stock options	386	353

	16,504	30,448
Valuation allowance	(16,504)	(30,448)

	$—	$—

        The evaluation of the realizability of such deferred tax assets in future periods is made based upon a variety of factors that affect the Company's ability to generate future taxable income, such as intent and ability to sell assets and historical and projected operating performance. At this time, the Company has established a valuation reserve for all of its deferred tax assets. Such tax assets are available to be recognized and benefit future periods.

        The income tax expense of $0.8 million recorded on the year ended December 31, 2007 represents the Alternative Minimum Taxes that are due as a result of the gain on the sale of the Prolieve assets.

10. CELSION EMPLOYEE BENEFIT PLANS

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

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

11. LICENSING AGREEMENT

        Celsion entered into a Distribution Agreement with Boston Scientific on January 20, 2003 pursuant to which the Company granted Boston Scientific exclusive rights to market and distribute the Prolieve Thermodilatation® system and its component parts for the treatment of BPH in all territories other than China, Taiwan, Hong Kong, Macao, Mexico and Central and South America. The agreement was terminated upon the sale of the Prolieve assets to Boston Scientific on June 21, 2007 (as more fully described in Note 16). The Distribution Agreement had a seven-year term commencing on February 21, 2004. The parties previously shared gross sales (less costs and expenses) attributable to the product.

        Celsion received a $4.0 million licensing fee under the Distribution Agreement, $2.0 million of which was placed in an interest bearing escrow account for a period of 36 months ending February 21, 2007 for payment of any legal expenses, settlements, license fees, royalties, damages or judgments incurred by Celsion or Boston Scientific in connection with any patent litigation related to alleged infringement of third party patents. Interest on the funds was retained in the escrow account and accrued to the benefit of Celsion. The balance remaining in the escrow was released to Celsion on February 20, 2007 and applied to settlement of a patent infringement lawsuit with American Medical Systems, Inc. and AMS Research Corporation (together referred to as "AMS").

        The Company recognized the licensing fee at a rate of $0.047 million per month over the seven-year term of the Distribution Agreement which began February 21, 2004. Upon the sale of the Prolieve assets on June 21, 2007, the remaining balance of the fee was recorded as income and included in the gain on the sale of the Prolieve assets during the quarter ended June 30, 2007.

12. STOCKHOLDERS' EQUITY / (DEFICIT)

Common Stock

Reverse stock split

        On February 27, 2006, the Company affected a 15:1 reverse stock split of the Company's issued and outstanding shares of Common Stock. As of that date, each fifteen shares of the Company's issued and outstanding shares of Common Stock were automatically combined, converted and changed into one share of Common Stock of the Company (the Reverse Split). No fractional shares were issued as a result of the Reverse Split. Instead, the Company paid cash in lieu of fractional shares based on the average closing price of the Company's Common Stock for the five trading days prior to the effective date of the Reverse Split. Unless otherwise noted herein, all share numbers and per share financial information in this Annual Report on Form 10-K are presented after giving effect to the reverse stock split.

Treasury Stock

        On December 7, 2007, the Company purchased 659,738 shares of its Common Stock that was held by Boston Scientific Corporation. The purchase price was $2.64 million, which is $4.00 per share. The Treasury Stock was accounted for under the cost method and is shown as a reduction to stockholders' equity.

Employee Stock Options

        The Company has long-term compensation plans that permit the granting of incentive awards in the form of stock options. Generally, the terms of these plans require that the exercise price of the

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

12. STOCKHOLDERS' EQUITY / (DEFICIT) (Continued)

options may not be less than the fair market value of Celsion's Common Stock on the date the options are granted. Options generally vest over various time frames or upon milestone accomplishments. Some vest immediately. Others vest over a period between one and five years. The options generally expire ten years from the date of the grant.

2001 Stock Option Plan

        In 2001, the Board of Directors adopted a stock plan for directors, officers and employees (the "2001 Plan"). The purpose of the 2001 Plan was to promote long-term growth and profitability of Celsion by providing key people with incentives to improve stockholder value and contribute to the growth and financial success of Celsion, and to enable the company to attract, retain and reward the best available persons for positions of substantial responsibility.

        The 2001 Plan permitted the granting of stock options (including nonqualified stock options and incentive stock options qualifying under Section 422 of the Code) and stock appreciation rights or any combination of the foregoing. During the year that ended December 31, 2007, 195,043 options became available under the 2001 Plan and were rolled into the 2007 Stock Incentive Plan.

2004 Stock Incentive Plan

        In 2004, the Board of Directors adopted a stock plan for directors, officers and employees (the "2004 Plan") that provides for stock instruments to be issued enabling the holder thereof to acquire Common stock of the Company at prices determined by the Company's Board of Directors. The purpose of the 2004 Plan is to promote the long-term growth and financial success of the Company and enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The 2004 Plan permits the granting of awards in the form of incentive stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, and performance awards, or in any combination of the foregoing. The 2004 Plan terminates in 2014, 10 years from the date of the Plan's adoption by the Company's stockholders.

        The 2004 Plan permits the grant of options and shares for up to 666,667 shares of the Company's Common Stock (after adjustment for the 15:1 reverse stock split on February 27, 2006). During the year ended December 31, 2007, options to purchase 88,379 shares became available under the 2004 Plan and were rolled into the 2007 Stock Incentive Plan.

2007 Stock Incentive Plan

        On June 13, 2007, the Company adopted the Celsion Corporation 2007 Stock Incentive Plan (the "2007 Plan"). The purpose of the 2007 Plan is to promote the long-term growth and profitability of the Company by providing incentives to improve stockholder value and enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The 2007 Plan permits the granting of awards in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, and performance awards, or in any combination of the foregoing. During the year ended December 31, 2007, 103,500 options were issued. No options were canceled or expired under the plan. On December 31, 2007, there were 896,500 shares available out of 1,000,000 shares authorized and available under the 2007 Plan. All canceled and expired

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

12. STOCKHOLDERS' EQUITY / (DEFICIT) (Continued)

options under the 2001 Plan and the 2004 Plan become available for issue under the 2007 Plan. As noted above, there were 283,422 shares available from the 2001 and 2004 plans.

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

Options Issued to Consultants for Services

        The Company periodically issues options to consultants in exchange for services provided. The fair value of options granted is measured in accordance with SFAS 123(R) using the Black-Scholes option pricing model and recorded as an expense in the period in which such services are received. Generally, the terms of these plans require that the exercise price of such options may not be less than the fair market value of the Company's Common Stock on the date the options are granted. Consultant options generally vest over various time frames or upon milestone accomplishments. Some vest immediately upon issuance. The options generally expire 10 years from the date of grant. During the year ended December 31, 2007, options to purchase 10,000 shares at a strike price of $5.84 were issued pursuant to a consulting agreement. There were no options issued to consultants in the year ended December 31, 2006. In the year ended December 31, 2005, 10,000 shares were issued at a strike price of $4.20.

Warrants

        Celsion has warrants outstanding at December 31, 2007 enabling the holders thereof to purchase up to 566,793 shares of the Company's Common Stock at a weighted average exercise price of $15.61. The warrants were issued in exchange for consulting and financing services provided in past years, including prior private placements of equity securities. There was no compensation or other expense recorded for the year ended December 31, 2007 related to warrants outstanding.

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

12. STOCKHOLDERS' EQUITY / (DEFICIT) (Continued)

        The following is a summary of stock option and warrant activity for the three years ended December 31, 2007:

Stock Options	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2004 (1)	763,887	$10.65
Granted	568,017	6.00
Exercised	—	—
Cancelled or expired	(55,111)	10.50

Outstanding at December 31, 2005	1,276,793	8.70
Granted	154,234	4.04
Exercised	—	—
Canceled or expired	(572,500)	8.10

Outstanding at December 31, 2006	858,527	8.58
Granted	817,500	3.52
Exercised	(666)	4.08
Canceled or expired	(176,520)	5.76

Outstanding at December 31, 2007	1,498,841	6.17	7.4	$239,203

Exercisable at December 31, 2007	782,825	$8.41	5.9	$2,703

(1)
Options outstanding and weighted-average exercise prices have been adjusted to reflect the February 27, 2006 15:1 reverse stock split.

Warrants	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2004	993,040	$15.30
Granted	39	3.75
Exercised	—	—
Cancelled or expired	(19,431)	27.30

Outstanding at December 31, 2005	973,648	14.66
Granted	—	—
Exercised	—	—
Canceled or expired	(271,247)	14.28

Outstanding at December 31, 2006	702,401	14.83
Granted	—	—
Exercised	(1,108)	3.75
Canceled or expired	(134,500)	8.50

Outstanding at December 31, 2007	566,793	15.61	0.8	$34,515

Exercisable at December 31, 2007	566,793	$15.61	0.8	$34,515

(1)
Warrants outstanding and weighted-average exercise prices have been adjusted to reflect the February 27, 2006 15:1 reverse stock split.

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

12. STOCKHOLDERS' EQUITY / (DEFICIT) (Continued)

Restricted Stock

        A summary of the status of the Company's non-vested stock awards as of December 31, 2007 and changes during the years ended December 31, 2007 and 2006, is presented below:

Restricted Stock	Outstanding	Weighted Average Fair Value at Grant Date
Non-vested stock awards at January 1, 2006	—	$—
Granted	53,323	3.92
Vested	—	—
Forfeited	(26,879)	4.08

Non-vested stock awards at December 31, 2006	26,444	3.76
Granted	53,000	2.53
Vested	(26,044)	4.12
Forfeited	(3,400)	2.44

Non-vested stock awards at December 31, 2007	50,000	$2.42

SFAS 123(R) stock-based compensation expense

        The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company's stock option plan for the year ended December 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options' vesting periods.

2005
($000s except per share data)
Net loss, as reported	$(8,658)
Deduct: Stock-based compensation (income) expense included in reported net loss	—
Total stock-based employee compensation expense determined using the fair value method for all awards	(915)

Pro forma net loss	$(9,573)

Loss per Common Share as reported: (1)
Basic	$(0.81)

Diluted	$(0.81)

Pro forma loss per Common Share: (1)
Basic	$(0.89)

Diluted	$(0.89)

    (1)
    Adjusted to reflect 15:1 reverse split on February 27, 2006.

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

12. STOCKHOLDERS' EQUITY / (DEFICIT) (Continued)

        The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was originally developed for use in estimating the fair value of traded options, which have different characteristics from Celsion's nonqualified stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2007	2006	2005
Risk-free interest rate	4.14% to 5.24%	4.30%-4.96%	3.88%-4.39%
Expected volatility	65%-282%	81%-83%	88%-92%
Expected life (in years)	5-6	7-8	7-8
Expected dividend yield	0.00%	0.00%	0.00%

        Expected volatilities utilized in the model are based on historical volatility of the Company's stock price. The risk free interest rate is derived from values assigned to U.S. Treasury strips as published in the Wall Street Journal in effect at the time of grant. The model incorporates exercise, pre-vesting and post-vesting forfeiture assumptions based on analysis of historical data. The expected life of the fiscal 2007 grants was generated using the simplified method as allowed under Securities and Exchange Commission Staff Accounting Bulletin No. 107.

        Total compensation cost charged related to employee stock options amounted to $999,883 for the year ended December 31, 2007. Such charge has been recorded in Research and Development expense, General and Administrative expense, and Discontinued Operations in the amounts of $0.7 million, $0.2 million, and $0.09 million, respectively. Total compensation cost for share-based payment arrangements for the year ended December 31, 2007, representing employee compensation expense related to stock options and non-vested restricted stock awards, amounted to $1.07 millions ($0.9 million an $-0- for the years ended December 31, 2006 and 2005, respectively). No compensation cost related to share-based payments arrangements was capitalized as part of the cost of any asset at December 31, 2007 and 2006.

        As of December 31, 2007, there was $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.8 years. At December 31, 2007, there were 1,498,841 options outstanding which were vested or expected to vest at a weighted average exercise price of $6.17. The weighted average remaining contractual term of these options were 7.4 years.

        The weighted average grant-date fair values of the options granted during the years ended December 31, 2007, 2006 and 2005 were $3.52, $4.04 and $6.00, respectively. The total intrinsic value of options exercised during the year ended December 31, 2007 was $2,717.

Preferred Stock and Stockholder Rights Plan

        The Company's Certificate of Incorporation and Bylaws authorizes the issuance of "blank check" preferred stock by the Board of Directors, on such terms as it determines and without further

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

12. STOCKHOLDERS' EQUITY / (DEFICIT) (Continued)

stockholder approval. The Company has also implemented a stockholder rights plan and distributed rights to our stockholders. When these rights become exercisable, these rights entitle their holders to purchase one share of our Series C Junior Participating Preferred Stock at a price of $66.90 per one ten-thousandth of a share of Series C Preferred Stock. If any person or group acquires more than 15% of our Common Stock, the holders of rights (other than the person or group crossing the 15% threshold) will be able to purchase, in exchange for the $66.90 exercise price, $133.80 of our Common Stock or the stock of any company into which we are merged.

13. LICENSE AGREEMENTS AND PROPRIETARY RIGHTS

        On November 10, 1999, the Company entered into a license agreement with Duke University under which the Company received exclusive rights (subject to certain exceptions) to commercialize and use Duke's thermo-liposome technology. The license agreement contains annual royalty and minimum payment provisions and also requires milestone-based royalty payments measured by various events, including product development stages, FDA applications and approvals, foreign marketing approvals and achievement of significant sales. However, in lieu of such milestone-based cash payments, Duke agreed to accept shares of the Company's Common Stock to be issued in installments at the time each milestone payment is due, with each installment of shares to be calculated at the average closing price of the Common Stock during the 20 trading days prior to issuance. The total number of shares issueable to Duke under these provisions is subject to adjustment in certain cases, and Duke has piggyback registration rights for public offerings taking place more than one year after the effective date of the license agreement. On January 31, 2003, the Company issued 253,691 shares of Common Stock to Duke University valued at $2.2 million as payment under this licensing agreement.

        With regard to Liposome patents licensed from Duke University, the Company has filed two additional patents related to the formulation and use of liposomes. Further, in relation to the patents licensed from Duke, the Company has licensed from Valentis, CA certain global rights covering the use of pegylation for temperature sensitive liposomes.

        The Duke license agreement contains a license fee, royalty and/or research support provisions, testing and regulatory milestones, and other performance requirements that the Company must meet by certain deadlines with respect to the use of the licensed technologies. In conjunction with the patent holders, the Company intends to file international applications for certain of the United States patents.

        The Company's rights under our license agreement with Duke University extend for the longer of 20 years or the term for which any relevant patents are issued by the United States Patent and Trademark Office. Currently, the Company has rights to Duke's patent for its thermo-liposome technology in the United States, which expire in 2018, and to future patents received by Duke in Canada, Europe, Japan and Australia, where it has patent applications pending. The European application can result in coverage in the United Kingdom, France and Germany. For this technology, license rights are worldwide, with various patent rights covering the United States, Canada, the United Kingdom, France, Germany and Japan.

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

14. CONTINGENT LIABILITIES AND COMMITMENTS

Operating lease commitments

        The following is a summary of the future minimum rental payments required under operating leases that have initial or remaining lease terms of one year or more as of December 31, 2007:

($000s)
For the year ending December 31:
2008	$228
2009	212
2010	180
2011 and beyond	—

$620

        Rent expense was $0.22 million, $0.28 million, and $0.28 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        The Company believes it has sufficient office space and facilities for the foreseeable future.

15. CONCENTRATIONS OF CREDIT RISK

        As of December 31, 2007, the Company had a concentration of credit represented by cash balances in one large financial institution that is not insured by the Federal Deposit Insurance Corporation. Additionally, the Company has a concentration of credit risk as a result of a significant receivable of $30 million due from Boston Scientific.

16. DISCONTINUED OPERATIONS

        On April 17, 2007, the Company and Boston Scientific entered into an asset purchase agreement to reflect the exercise by Boston Scientific of its option to purchase all of the Prolieve assets of the Company (the "Asset Purchase Agreement"). The Board of Directors of the Company approved the Asset Purchase Agreement and the transactions contemplated thereby, and the Company's stockholders ratified the sale at the annual meeting on June 13, 2007. Pursuant to the Asset Purchase Agreement, Boston Scientific purchased the Prolieve assets for an aggregate purchase price of $60 million, subject to reduction in accordance with the terms and conditions of the Asset Purchase Agreement. The transaction closed on June 21, 2007, and the Company recorded a gain on the sale in the amount of $48 million.

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

The gain on the sale of Prolieve is calculated as follows:

($000s)
Sales Price	$60,000
Transaction fees and legal costs	(1,460)
Indemnity gurantee costs	(5,000)
Licensing fee	(3,100)

Adjusted Sales Price	50,440
Net assets sold
Inventories	(2,825)
Laboratory and shop equipment	(151)
AMS License Fee	(1,546)
Liabilities Transferred
Amortization of License Fee	2,111

Gain on Sale	$48,029

        As previously disclosed, the Company and Boston Scientific entered into a Transaction Agreement effective January 20, 2003 (the "Transaction Agreement"). As part of the consideration in the Transaction Agreement, the Company granted Boston Scientific an exclusive option to purchase the Prolieve assets for a price equal to the greater of $60 million or a multiple of sales, exercisable for a period of five years and expiring in February 2009. As previously disclosed, on August 8, 2005, the Company and Boston Scientific entered into the First Amendment pursuant to which Boston Scientific agreed to lend the Company up to $15 million to be evidenced by one or more convertible secured promissory notes (the "Notes"). The first installment of $6 million was disbursed on August 17, 2005, the second and third installments, each of $4.5 million, were disbursed on February 2, 2006, and July 28, 2006, respectively. The First Amendment also fixed the purchase option price at $60 million (eliminating the multiple).

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

        In addition to the other indemnification provisions, such as indemnification for breaches of representations, warranties and covenants contained in the Asset Purchase Agreement, the Company has agreed to indemnify Boston Scientific for a period of two years from the closing, in an amount up to $15 million of incurred costs, in the event of unforeseen intellectual property claims related to the Prolieve assets. In accordance with FASB interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34, the Company recorded an estimate for the fair value of standing ready to perform under the indemnification guarantee of $5.0 million. This estimate was consistent with the fair value of insurance premiums to cover the entire $15 million indemnity. On July 23, 2007, the Company purchased an

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

insurance policy to cover $10 million of the indemnity guarantee. The premium for this policy was $1.3 million and was recorded as a reduction of the accrued liability. The Company will continue to evaluate the accrued liability on a quarterly basis and reduce it as the risk of the indemnity decreases. As of December 31, 2007, the balance of this accrued liability was $3.2 million.

17. SUBSEQUENT EVENTS

        On January 18, 2008 the Company received notice that its application for a Special Protocol Assessment for its Pivotal Phase III Primary Liver Cancer trial has been approved by the US Food and Drug Administration. With the approval, the Company Celsion will begin implementation of the study in the first quarter of 2008 which will incorporate about 40 clinical sites in North America, Italy, China, Taiwan, Hong Kong, and Korea.

        On February 8, 2008, the Company voluntarily moved the listing of its Common Stock from the American Stock Exchange to The NASDAQ Stock Market, LLC. The Company's common stock now trades on NASDAQ under the symbol CLN.

18. SELECTED QUARTERLY FINANCIAL INFORMATION FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 (UNAUDITED)

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In Thousands)
Research and development	$1,771	$2,349	$1,958	$2,153	$8,231
General and administrative	1,295	1,671	1,861	528	5,355

Total operating expenses	3,066	4,020	3,819	2,681	13,586
Other income (expense)	(167)	(612)	168	128	(483)
Discontinued operations	875	48,847	33	(337)	49,418

Net (Loss)/Income	$(2,358)	$44,215	$(3,618)	$(2,890)	$35,349

Net (loss)/income per share—basic	$(0.35)	$4.10	$(0.34)	$(0.22)	$3.29

Net (loss)/income per share—diluted	$(0.35)	$3.80	$(0.34)	$(0.22)	$3.07

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

18. SELECTED QUARTERLY FINANCIAL INFORMATION FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 (UNAUDITED) (Continued)

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In Thousands)
Research and development	$1,677	$1,407	$1,553	$1,458	$6,095
General and administrative	1,144	1,118	894	902	4,058

Total operating expenses	2,821	2,525	2,447	2,360	10,153
Other income (expense)	(109)	(279)	(167)	(127)	(682)
Gain on sale of Celsion (Canada) Ltd.	1,146	(134)	—	—	1,012
Discontinued operations	1	(785)	1,623	1,400	2,239

Net Loss	$(1,783)	$(3,723)	$(991)	$(1,087)	$(7,584)

Net loss per share—basic (1)	$(0.35)	$(0.35)	$(0.09)	$(0.10)	$(0.71)

Net loss per share—diluted (1)	$(0.35)	$(0.35)	$(0.09)	$(0.10)	$(0.71)

(1)
Adjusted to reflect 15:1 reverse split on February 27, 2006

        Net income/(loss) per share are based on quarterly results and may not be additive to the annual net income/(loss) per share amounts.

        Stock-based compensation related to employee stock options was as follows for the years ended December 31, 2007 and 2006:

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total for Year
	(In thousands)
Stock-based compensation expense related to employee stock options included in:
Research and development expense	$32	$30	$38	$109	$209
General and administrative expense	93	177	276	157	703
Discontinued operations	18	18	31	20	87

Total	$143	$225	$345	$286	$999

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total for Year
	(In thousands)
Stock-based compensation expense related to employee stock options included in:
Research and development expense	$190	$33	$71	$60	$354
General and administrative expense	149	149	162	(53)	407
Discontinued operations	17	19	22	20	78

Total	$356	$201	$255	$27	$839

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
CELSION CORPORATION FORM 10-K TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
FORWARD-LOOKING STATEMENTS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. ROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET PRICE FOR OUR COMMON STOCK
PERFORMANCE GRAPH
TOTAL RETURN TO STOCKHOLDERS (Assumes $100 investment on 12/31/02)
DIVIDEND POLICY
ISSUANCE OF SHARES WITHOUT REGISTRATION
ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information as of December 31, 2007
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CELSION CORPORATION BALANCE SHEETS DECEMBER 31, 2007 AND 2006
CELSION CORPORATION BALANCE SHEETS—Continued DECEMBER 31, 2007 AND 2006
CELSION CORPORATION STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
CELSION CORPORATION STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
CELSION CORPORATION STATEMENTS OF CASH FLOWS
CELSION CORPORATION STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT) YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005