Form 10-Q
period 2008-03-31
Celsion CORP
filed 2008-05-09
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 000-14242

CELSION CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	52-1256615
(State or Other Jurisdiction of	(I.R.S. employer
Incorporation or Organization)	identification no.)

10220-L Old Columbia Road, Columbia, Maryland 21046
(Address of Principal Executive Offices)	(Zip Code)

(410) 290-5390

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No  ☒

As of April 22, 2008 the Registrant had 10,145,850 shares outstanding of Common Stock, $.01 par value per share.

11	Statement Re: Computation of Earnings Per Share. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements.

CELSION CORPORATION

BALANCE SHEETS

March 31, 2008 and December 31, 2007

	March 31,	December 31,
	2008	2007
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$1,543,125	$2,937,373
Short term investments	—	3,000,000
Accounts receivable - trade	169,721	183,043
Other receivables	40,554	47,110
Due from Boston Scientific Corporation	15,000,000	15,000,000
Prepaid expenses	247,715	256,874
Total current assets	17,001,115	21,424,400

Property and equipment - at cost
Furniture and office equipment	194,257	194,200
Computer hardware and software	344,144	338,349
Laboratory and shop equipment	305,340	305,340
Leasehold improvements	132,148	132,148
	975,889	970,037
Less: Accumulated depreciation	731,894	702,156
Net value of property and equipment	243,995	267,881

Other assets
Advances under Celsion (Canada), Ltd.
Transition Services Agreement (net of allowance of $451,556 and $442,225 respectively)	—	200,000
Note receivable (net of discount of $147,154 and $168,473, respectively, and an allowance of $664,978 and $0, respectively)	537,868	1,181,527
Due from Boston Scientific Corporation - Non Current	15,000,000	15,000,000
Deposits and other assets	1,003,257	899,268
Patent licensing fees (net of accumulated amortization of $9,375 and $7,500, respectively)	63,750	65,625
Total other assets	16,604,875	17,346,420

Total assets	$33,849,985	$39,038,701

	March 31,	December 31,
	2008	2007
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable - trade	$2,489,130	$1,830,457
Other accrued liabilities	3,912,447	5,056,380
Income taxes payable	—	546,000
Accrued non-cash compensation	8,910	8,910
Note payable - current portion	687,029	676,859
Total current liabilities	6,897,516	8,118,606

Long-term liabilities
Note payable	59,124	234,742
Other liabilities	32,829	34,238
Total long-term liabilities	91,953	268,980

Total liabilities	6,989,469	8,387,586

Stockholders’ equity
Common stock - $0.01 par value per share (250,000,000 shares authorized; 10,145,850 and 10,124,184 shares outstanding at March 31, 2008 and December 31, 2007, respectively.)	108,062	107,845
Additional paid-in capital	88,611,005	88,319,979
Accumulated deficit	(59,219,599)	(55,137,757)
Subtotal	29,499,468	33,290,067
Less: Treasury stock - at cost	(2,638,952)	(2,638,952)
Total stockholders’ equity	26,860,516	30,651,115

Total liabilities and stockholders’ equity	$33,849,985	$39,038,701

See accompanying notes.

CELSION CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Operating expenses:
Research and development	$2,967,111	$1,770,812
General and administrative	1,175,977	1,294,169
Total operating expenses	4,143,088	3,064,981

Loss from operations	(4,143,088)	(3,064,981)

Other income (expense):
Other income	94	—
Interest income	75,510	180,779
Interest expense	(14,358)	(348,263)

Loss from continuing operations	(4,081,842)	(3,232,465)

Discontinued Operations (Note 10)
Income from discontinued operations	—	874,795

Net loss	$(4,081,842)	$(2,357,670)

Net loss from continuing operations per common share - basic	$(0.40)	$(0.30)

Net loss from continuing operations per common share - diluted	$(0.40)	$(0.30)

Net income from discontinued operations per common share - basic	$—	$0.08

Net income from discontinued operations per common share - diluted	$—	$0.08

Net loss per common share - basic	$(0.40)	$(0.22)

Net loss per common share - diluted	$(0.40)	$(0.22)

Weighted average shares outstanding - basic	10,143,442	10,746,869

Weighted average shares outstanding - diluted (1)	10,143,442	10,750,869

(1) Potentially dilutive securities are excluded from the computation of earnings per share for periods in which there is a loss as their effect would be anti-dilutive.

See accompanying notes.

CELSION CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities
Net loss for the year	$(4,081,842)	$(2,357,670)
Non-cash items included in net loss:
Depreciation and amortization	31,818	52,460
Accretion of discount on note receivable	(21,319)	(38,202)
Stock based compensation - Options	251,679	143,548
Stock based compensation - Restricted Stock	39,514	25,590
Amortization of deferred license fee	—	(142,857)
Shares issued in exchange for services	50	29,750
Amortization of patent license	1,875	25,063
Allowance for bad debts	680,360	—
Net changes in:
Accounts receivable-trade	13,322	769,327
Other receivables	551	(4,018)
Inventories	—	(68,994)
Prepaid expenses	9,159	7,554
Escrow account-license fee	—	1,824,740
Deposits and other assets	(103,989)	(133,772)
Accounts payable - trade and accrued interest	658,673	343,660
Income taxes payable	(546,000)	—
Other accrued liabilities	(1,145,342)	(323,881)
Net cash (used) / provided by operating activities	(4,211,491)	152,298

Cash flows from investing activities
Sale of short-term investments	3,000,000	1,000,000
Advances under Celsion Canada transition services agreement	(9,377)	(17,460)
Payment of licensing fee	—	(1,600,000)
Purchase of property and equipment	(7,932)	(15,125)
Net cash provided by / (used in) investing activities	2,982,691	(632,585)

Cash flows from financing activities
Payments on note payable	(165,448)	—
Net cash used by financing activities	(165,448)	—

Net decrease in cash and cash equivalents	(1,394,248)	(480,287)
Cash and cash equivalents at beginning of period	2,937,373	1,032,674

Cash and cash equivalents at end of period	$1,543,125	$552,387

Cash paid for:
Interest	$12,807	$—
Income taxes	$546,000	$—

See accompanying notes.

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2008 and 2007

Note 1.   Basis of Presentation

The accompanying unaudited financial statements of Celsion Corporation (which we sometimes refer to as “Celsion”, the “Company”, “we” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on March 28, 2008.

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

For the quarters ended March 31, 2008 and 2007, all options and warrants that were convertible into shares of the Company’s common stock were excluded from calculation of diluted earnings per share as their effect would have been anti-dilutive. The total number of outstanding warrants and options for the periods ended March 31, 2008 and 2007 were 2,402,302 and 2,053,712, respectively.

Information relating to the calculation of earnings per share is summarized as follows:

	Three Months Ended
	March 31,
	2008	2007

Net loss from continuing operatons - basic and diluted	$(4,081,842)	$(3,232,465)
Net income from discontinued operations - basic and diluted	$—	$874,795
Net loss - basic and diluted	$(4,081,842)	$(2,357,670)
Weighted average shares outstanding - basic	10,143,442	10,746,869
Dilutive securities - options and warrants	—	4,000
Adjusted weighted average shares outstanding - dilutive	10,143,442	10,750,869
Net loss from continuing operations per common share - basic	$(0.40)	$(0.30)
Net loss from continuing operations per common share - diluted	$(0.40)	$(0.30)
Net income from discontinued operations per common share - basic	$—	$0.08
Net income from discontinued operations per common share - diluted	$—	$0.08
Net loss per common share - basic	$(0.40)	$(0.22)
Net loss per common share - diluted	$(0.40)	$(0.22)

Note 3. New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157 “Fair Value Measurements”, which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 became effective for the Company on January 1, 2008 and did not have an impact on the Company’s financial statements.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 became effective for the Company on January 1, 2008 and did not have an impact on the Company’s financial statements.

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

2001 Stock Option Plan

The purpose of the 2001 Plan is to promote long-term growth and profitability of Celsion by providing key associates with incentives to improve stockholder value and to contribute to the growth and financial success of Celsion and to enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The 2001 Plan permitted the granting of stock options (including nonqualified stock options and incentive stock options qualifying under Section 422 of the Internal Revenue Code) and stock appreciation rights or any combination of the foregoing. During the year that ended December 31, 2007, 195,043 options were canceled or expired. During the three months ended March 31, 2008, no options were canceled or expired. All of the 195,043 canceled and expired options under the 2001 Plan become available for issue under the 2007 Plan.

2004 Stock Incentive Plan

The purpose of the 2004 Plan is to promote the long-term growth and financial success of the Company and enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The 2004 Plan permits the granting of awards in the form of incentive stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, and performance awards, or in any combination of the foregoing. During the year that ended December 31, 2007, 90,379 options were canceled or expired. During the three months ended March 31, 2008, no options were canceled or expired. All of the 90,379 canceled and expired options under the 2004 Plan become available for issue under the 2007 Plan.

2007 Stock Incentive Plan

The purpose of the 2007 Plan is to promote the long-term growth and profitability of the Company by providing incentives to improve stockholder value and enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The 2007 Plan permits the granting of awards in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, and performance awards, or in any combination of the foregoing. During the year ended December 31, 2007, 103,500 options were issued. No options were canceled or expired under the plan. During the three months ended March 31, 2008, 335,000 options were issued and no options were canceled or expired. Additionally, 5,000 shares of stock were issued under the plan as a performance award during the quarter ended March 31, 2008. On March 31, 2008, there were 556,500 shares available out of 1,000,000 shares authorized and available under the 2007 Plan. All canceled and expired options under the 2001 Plan and the 2004 Plan become available for issue under the 2007 Plan.

Options Issued to Consultants for Services

The Company enters into agreements with consultants in which the consultants receive stock options in exchange for services. Generally, the terms of these plans require that the exercise price of the options may not be less than the fair market value of Celsion’s Common Stock on the date the options are granted. Options generally vest over various time frames or upon milestone accomplishments. Some vest immediately. Others vest over a period between one and five years. The Company’s options generally expire ten years from the date of the grant. There were no options granted to non-employees for the three months ended March 31, 2008.

A summary of the Company’s Common Stock option and warrant activity and related information is as follows:

Stock Options	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2007	1,498,841	$6.17
Granted	335,000	5.49
Exercised	—	—
Canceled or expired	—	—
Outstanding at March 31, 2008	1,833,841	$6.04	7.6	$1,701,435
Exercisable at March 31, 2008	992,049	$7.35	6.3	$674,957

Warrants	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2007	568,461	$15.59
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at March 31, 2008	568,461	$15.59	0.7	$80,925
Exercisable at March 31, 2008	568,461	$15.59	0.7	$80,925

The following is additional information with respect to options outstanding at March 31, 2008:

Three Months Ended March 31, 2008
Risk-free interest rate	2.18% to 2.81%
Dividend Yield	0.0%
Expected volatility	281.83% to 282.51%
Expected option life in years	6.0

For all of the Company’s stock-based compensation plans, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model.  Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and employee exercise behavior.  Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price.  The risk free interest rate is derived from values assigned to U.S. Treasury strips as published in the Wall Street Journal in effect at the time of grant.  The model incorporates exercise, pre-vesting and post-vesting forfeiture assumptions based on analysis of historical data.  The expected life of the fiscal 2008 grants was generated using the simplified method as allowed under Securities and Exchange Commission Staff Accounting Bulletin No. 107.

Stock based compensation expense totaled $291,193 during the three months ended March 31, 2008 and $169,138 during the three months ended March 31, 2007. Stock based compensation is recognized ratably over the requisite service period for all awards. Unrecognized stock based compensation expense related to stock options totaled $2,832,435 at March 31, 2008 while the unrecognized stock based compensation expense related to non-vested restricted stock awards was $96,503 at March 31, 2008. These unrecognized expenses will be recognized in the income statement at various rates up to the next four years.

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

Under the Stock Purchase Agreement, all of the capital stock of Canada was transferred to Dr. Cheung in exchange for a promissory note made by Dr. Cheung in favor of the Company in the principal amount of $1,500,000 to be paid over a period of up to 78 months and secured by a pledge of 100,536 shares of Celsion common stock owned by Dr. Cheung and his wife and the commitment of Canada to pay a 5 % royalty on the net sales of certain products sold by, and patent royalties received by, Canada and its successors and assigns, of up to $18,500,000.

The terms of the note receivable only specify an interest charge in the event that scheduled payments are in arrears.  The $1,500,000 note was therefore discounted at the prime rate in effect January 16, 2006 (7.25%) plus 1.0%, or 8.25%, and the balance, net of discount, of $1,146,428 was recorded in the financial statements above.  Interest income of $21,320 and $38,202 was recorded in the three months ended March 31, 2008 and 2007, respectively.

Subsequent to the first quarter but before the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, the borrower approached the Company and requested that the terms of the note be extended and/or restructured. As of the filing of this Form 10-Q, an agreement between the parties had not been reached. As a result, the collectibility of the note receivable became doubtful. Accordingly, an allowance was placed against the note to reduce the balance to the estimated net realizable value of the collateral underlying the note. As noted above, 100,536 shares of Celsion common stock are pledged as collateral to the note. The closing price of Celsion’s common stock on March 31, 2008 was $5.35, which results in a total collateral value of $537,868. Therefore, the carrying value of the note was reduced to $537,868 as of March 31, 2008.

Note 6.  Advances under Celsion (Canada) Limited Transition Services Agreement

In conjunction with the sale of Canada, a Transition Services Agreement was entered into whereby (i) Celsion sublet space in the Company’s offices for use by Canada to carry on its business, for a period of up to six (6) months from the date of the agreement; (ii) Celsion provided administrative support services as needed in the operation of Canada’s business for the period of the sublease, and (iii) Celsion advanced funds to pay salary and health and dental insurance of each of certain employees of Canada and the expenses reasonably incurred in connection with the operation of Canada’s business up to $100,000 for the shorter of the period ending June 30, 2006 or the date of closing by Canada of a transaction involving the merger of Canada into a newly created Canadian Capital Pool Company and a simultaneous funding through a private placement of shares under terms approved by the Toronto Stock Exchange (the “Canada Transaction”). Within ten days after the closing of the Canada Transaction, Canada is obligated to pay the Company all amounts due under the Transition Services Agreement.

The Transition Services Agreement was amended on March 28, 2006 to advance Canada an additional $200,000 to fund reasonable operating expenses. This additional advance is repayable under the same terms as the Transition Services Agreement.  The cumulative balance advanced under the Transition Services Agreement, as amended, at March 31, 2008 was $651,556.

When the Canada Transaction did not close by December 31, 2006, Celsion management established, based on discussions with Canada management, that diligent efforts were being made by Canada management to close the Canada Transaction on a timely basis and agreed to extend the due date for repayment of the loan to the earlier of the closing of the Canada Transaction or June 30, 2007. Canada did not close the transaction nor had it paid the amounts due as of the June 30, 2007 due date. Accordingly, during the quarter ended June 30, 2007, the Company placed an allowance against this receivable and recorded the estimated net realizable value of the receivable as $200,000, which was guaranteed by Dr. Cheung. Given the collectibility concern of Dr. Cheung’s note described in Note 5 above, the Company has increased its allowance to $451,556 as of March 31, 2008 and recorded the estimated net realizable value of the receivable as zero.

Note 7. Licensing Agreement

Celsion entered into a Distribution Agreement with Boston Scientific Corporation (“Boston Scientific” or “BSC”) on January 20, 2003 pursuant to which the Company granted Boston Scientific exclusive rights to market and distribute the Prolieve Thermodilatation® system and its component parts for the treatment of BPH in all territories other than China, Taiwan, Hong Kong, Macao, Mexico and Central and South America. The agreement was terminated upon the sale of the Prolieve assets to Boston Scientific on June 21, 2007 (as more fully described in Note 10). The Distribution Agreement had a seven-year term commencing on February 21, 2004. The parties previously shared gross sales (less costs and expenses) attributable to the product.

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

Note 8. Secured Line of Credit

On November 9, 2007, the Company entered into a Loan and Security Agreement (the “Agreement”) with Manufacturers and Traders Trust Company (“M&T”) pursuant to which M&T agreed to provide a draw-down credit facility to the

Company (the “Credit Facility”).  The Company may request advances under the Credit Facility at a rate not to exceed $1.5 million per month, up to a maximum principal amount under the Credit Facility of $6.5 million.  Each advance is subject to, among other customary conditions, a determination by M&T in its good faith discretion that the Company owns less than $0.5 million in cash and other property readily convertible into cash, excluding a $1.0 million cash collateral account to be held at M&T.  Amounts borrowed by the Company under the Credit Facility and repaid may not be re-advanced to the Company.

The Credit Facility is secured by (i) the $1.0 million cash collateral account and (ii) substantially all of the Company’s assets.  The Credit Facility bears interest on the outstanding balance at a rate of the London Interbank Offered Rate plus 2.75%.  Accrued interest on the outstanding balance is payable monthly.  The total outstanding principal and accrued interest balance on the Credit Facility is due and payable on June 21, 2008. As of March 31, 2008, the Company had not made any draws against the line of credit.

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

Note 9. Note Payable

On July 23, 2007, the Company entered into a Premium Finance Agreement with Flatiron Capital Corporation (“Flatiron”) whereby Flatiron funded certain insurance premiums in the amount of $1,313,250 on behalf of the Company. In exchange, the Company will make 21 installments of $59,418 beginning on August 23, 2007. Interest accrues at a rate of 5.98% on outstanding balances.

Note 10. Discontinued Operations

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

The gain on the sale of Prolieve was calculated as follows:

Sales Price	$60,000,000
Transaction fees and legal costs	(1,460,165)
Indemnity guarantee costs	(5,000,000)
Licensing fee	(3,100,000)
Adjusted Sales Price	50,439,835

Net assets sold
Inventories	(2,824,757)
Laboratory and shop equipment	(150,503)
AMS License Fee	(1,545,893)

Liabilities Transferred
Amortization of License Fee	2,111,111

Gain on Sale	$48,029,793

As previously disclosed, the Company and Boston Scientific entered into a Transaction Agreement effective January 20, 2003 (the “Transaction Agreement”). As part of the consideration in the Transaction Agreement, the Company granted Boston Scientific an exclusive option to purchase the Prolieve assets for a price equal to the greater of $60 million or a multiple of sales, exercisable for a period of five years and expiring in February 2009. As previously disclosed, on

August 8, 2005, the Company and Boston Scientific entered into the First Amendment pursuant to which Boston Scientific agreed to lend the Company up to $15 million to be evidenced by one or more convertible secured promissory notes (the “Notes”). The first installment of $6 million was disbursed on August 17, 2005, the second and third installments, each of $4.5 million, were disbursed on February 2, 2006, and  July 28, 2006, respectively. The First Amendment also fixed the purchase option price at $60 million (eliminating the multiple of sales).

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

In addition to the other indemnification provisions, such as indemnification for breaches of representations, warranties and covenants contained in the Asset Purchase Agreement, the Company has agreed to indemnify Boston Scientific for a period of two years from the closing, in an amount up to $15 million of incurred costs, in the event of unforeseen intellectual property claims related to the Prolieve assets.  In accordance with FASB interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34, the Company recorded an estimate for the fair value of standing ready to perform under the indemnification guarantee of $5,000,000. This estimate was consistent with the fair value of insurance premiums to cover the entire $15 million indemnity. On July 23, 2007, the Company purchased an insurance policy to cover $10 million of the indemnity guarantee. The premium for this policy was $1,313,250 and was recorded as a reduction of the accrued liability. The Company will continue to evaluate the accrued liability on a quarterly basis and reduce it as the risk of the indemnity decreases. As of March 31, 2008, the balance of this accrued liability was $2,633,394.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements and terms such as “expect”, “anticipate”, “estimate”, “plan”, “believe” and words of similar import regarding the Company’s expectations as to the development and effectiveness of its technologies, the potential demand for our products, and other aspects of our present and future business operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, readers should specifically consider the various factors contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 including, without limitation, unforeseen changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing, capital structure, and other financial items; changes in approaches to medical treatment; introduction of new products by others; possible acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, competitors and regulatory authorities. These and other risks and uncertainties could cause actual results to differ materially from those indicated by such forward-looking statements, including those set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

On February 19, 2004, we obtained a PMA for the Prolieve Thermodilatation System for the treatment of Benign Prostatic Hyperplasia (“BPH”). From 2004 through June 2007, Prolieve was marketed and sold through our commercial distributor, Boston Scientific.  On June 21, 2007, we sold all of our Prolieve assets to Boston Scientific.

Development pipeline

Our pipeline presently consists of the following product, in the indicated stage of development:

Product	Status
ThermoDox® (doxorubicin encapsulated in our heat activated liposome) plus heat for the treatment of cancer

We have recently completed a Phase I clinical study to establish the maximum tolerable dose, the safety, and the pharmacokinetics of ThermoDox® used in conjunction with radio frequency ablation (“RFA”) in the treatment of liver cancer. The study was conducted at the National Cancer Institute of the National Institutes of Health and Queen Mary’s Hospital in Hong Kong.

We are currently conducting a confirmatory Phase I clinical study for our single vial formulation of ThermoDox® used in conjunction with RFA in the treatment of liver cancer. This study is being performed at the North Shore Long Island Jewish Health System.

We expect to begin a Phase III study in the second quarter of 2008 to determine the efficacy of ThermoDox® in combination with RFA in the treatment of primary liver cancer. The study will incorporate approximately 40 clinical sites in North America, Italy, China, Taiwan, Hong Kong, and Korea and is planned to enroll a total of 600 patients.

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

•                  Research and development costs, including payments to investigators, acquisition of materials, and preclinical work associated with the feasibility analysis of three new heat sensitive liposomal anticancer formulations including Liposomal Docetaxel, Liposomal Carboplatin, and ThermoDox® enhanced with a ligand having an affinity for epidermal growth factor receptors (EGFR); and

•                  Corporate overhead.

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

Recent Events

In January 2008, the FDA provided written agreement with the Company’s application for a Special Protocol Assessment for its Pivotal Phase III Primary Liver Cancer Trial.  The study is designed to demonstrate the efficacy of ThermoDox® in combination with RFA.  The study will incorporate approximately 40 clinical sites in North America, Italy, China, Taiwan, Hong Kong, and Korea and is planned to enroll a total of 600 patients.  The Company expects to enroll the first patient in the study by the second quarter of 2008.

On January 15, 2008, the FDA provided a favorable written response to Celsion on its proposed Open Label, Single Arm Phase II study in patients with Recurrent Chest Wall cancer (“RCW”). The agency agreed with the patient population as defined by Celsion, an objective response endpoint, and confirmed that depending on the final data obtained, that this study could be used to support a New Drug Application (“NDA”) submission. In light of this positive response from the FDA, Celsion is planning and working diligently to enable this Phase II study to commence as soon as a safe dose for multiple ThermoDox treatments per patient, in this patient population, is determined from the Phase I study. Celsion anticipates that this Phase II study will commence enrollment late in 2008 and will be completed in 2009.

On February 8, 2008, the Company voluntarily moved the listing of its Common Stock from the American Stock Exchange to The NASDAQ Stock Market, LLC. The Company’s common stock now trades on NASDAQ under the symbol CLN.

Results of Operations

Comparison of Three Months Ended March 31, 2008 and 2007.

	Three Months Ended
	March 31,		Change
	2008	2007	Dollars	Percent
Operating expenses:
Research and development	$2,967,111	$1,770,812	$1,196,299	68%
General and administrative	1,175,977	1,294,169	(118,192)	-9%
Total operating expenses	4,143,088	3,064,981	1,078,107	35%

Interest income / (expense), net	61,152	(167,484)	228,636	-137%

Other income	94	—	94	0%

Loss from continuing operations	(4,081,842)	(3,232,465)	(849,377)	26%

Discontinued Operations (Note 9)
Income from discontinued operations	—	874,795	(874,795)	-100%

Net loss	$(4,081,842)	$(2,357,670)	$(1,724,172)	73%

The increase of $1,196,299, or 68%, in research and development expense during the first quarter of 2008 in comparison to the first quarter of 2007 was due to:

		$
•	Increase in clinical costs due to start-up of the Phase III Primary Liver Cancer study	711,000
•	Increase in drug development and manufacturing costs due to increase in supplies of ThermoDox® for clinical trials	400,000
•	Increase stock option expense related to grants made to clinical group employees	74,000
•	Increase in pharmacokinetic costs associated with the evaluation of patients in the Phase I trials	72,000
•	Increase in salaries, benefits and relocation costs due to additional clinical staff	63,000
•	Increase in bonuses accrued & paid to clinical group employees	61,000
•	Increase in drug distribution costs as a result of providing the clinical supplies of ThermoDox® to the study sites	55,000
•	Increase in travel expenses due to site initiation visits related to the start up of the Phase III Primary Liver Cancer trial	15,000
•	Decrease in non-recurrence of patent and trademark costs	(81,000)
•	Decrease in professional fees related to regulatory compliance	(174,000)

The $118,192, or 9%, decrease in general and administrative expense during the quarter ended March 31, 2008 as compared to the same period of 2007 was attributable to:

		$
•	Decrease in the indemnity reserve related to the sale of the Prolieve Assets (see Note 10 to the Financial Statements)	(527,000)
•	Decrease in salaries, benefits, and relocation costs due to head count reductions and the non-recurrence of recruiting and relocation costs incurred in the first quarter of 2007	(340,000)

•	Decrease in consulting fees due to the non-recurrence of financial consultants used in the first quarter of 2007 as a result of the then controller’s departure	(100,000)
•	Decrease in corporate insurances due to the elimination of the product liability insurance upon the sale of the Prolieve assets	(28,000)
•	Decrease in stockholder costs due to the non-recurrence of proxy solicitation costs in the first quarter of 2007	(27,000)
•	Decrease in legal fees due to the non-recurrence of the fees associated with the American Medical Systems lawsuit	(11,000)
•	Increase in travel costs related to investor/public relations	4,000
•	Increase in occupancy costs due to higher taxes and utilities	9,000
•	Increase in investor/public relation costs	20,000
•	Increase in State of Delaware franchise taxes due to the increase in authorized shares in 2006 (increase impact began 2Q07)	31,000
•	Increase in audit and tax preparation costs due to tax research issues related to the sale of the Prolieve assets	38,000
•	Increase in costs related to redesign of the Company’s website	44,000
•	Increase in Board of Director costs, including travel and stock based compensation expense	88,000
•	Increase in bad debt expense due to the reserves placed against the Celsion Canada receivables and Note Receivable (see Note 5)	680,000

Net interest income for the quarter ended March 31, 2008 was $61,152, compared to a net expense of $167,483 for the quarter ended March 31, 2007.  This change was due to the repayment of the loan to Boston Scientific Corporation during the quarter ended June 30, 2007.

The discontinued operations reflect the income and expense of the former Prolieve division. These assets were sold to Boston Scientific Corporation on June 21, 2007 for $60 million. See Note 10 to the financial statements for further detail on the discontinued operations.

Comparison of Discontinued Operations for the three months ended March 31, 2008 and  2007.

	Three Months Ended
	March 31,		Change
	2008	2007	Dollars	Percent
Revenues
Net sales of equipment and parts	$—	$2,922,965	$(2,922,965)	-100%
Cost of Sales	—	1,536,399	(1,536,399)	-100%
Gross Profit	—	1,386,566	(1,386,566)	-100%

Operating expenses:
Research and development	—	654,628	(654,628)	-100%
Total operating expenses	—	654,628	(654,628)	-100%

Income from operations	—	731,938	(731,938)	-100%

Other income, net	—	142,857	(142,857)	-100%

Net income before taxes	$—	$874,795	$(874,795)	-100%

Income tax expense	—	—	—	0%

Net income from discontinued operations	$—	$874,795	$(874,795)	-100%

The Prolieve assets were sold to Boston Scientific Corporation on June 21, 2007. There were no ongoing activities related to the Prolieve business during the first quarter of 2008.

Financial Condition, Liquidity and Capital Resources

Celsion’s core business activity is the development of products to treat cancer and other diseases and to commercialize those products to generate a return on investment for its stockholders through one of several means including: (a) selling products directly to end users; (b) selling products through a distributor; or (c) licensing its technology to third parties and generating income through royalties and milestone payments. This business model will generate uneven cash flows, inasmuch as continuing development expenditures will not necessarily be matched by revenues from one of the above sources. In the event that annual development expenditures are not covered by current revenues, funding will be provided from other sources including any cash on hand, revenues provided as above, income generated from licensing agreements and debt or equity funding raised in the capital markets.

Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of $59,219,599 at March 31, 2008. We have incurred negative cash flows from operations since our inception and have funded our operations primarily through the sale of equity securities and more recently through the sale of our Prolieve assets. As of March 31, 2008, we had total current assets of $17,001,115, including cash and short term investments of $1,543,125, compared with current liabilities of $6,897,516, resulting in a working capital surplus of $10,103,599. At December 31, 2007, we had total current assets of $21,424,400 (including cash and short term investments of $5,937,373) and current liabilities of $8,118,606, resulting in a working capital surplus of $13,305,794.

Net cash used in the Company’s operating activities for the three months ended March 31, 2008 was $4,211,491 compared to net cash provided of $152,298 for the three months ending March 31, 2007. The increase of net cash used of $4,363,789 is primarily due to:

•                  An increase in the net loss in the first quarter of 2008 of $1,724,172 (as described above);

•                  An increase in other accrued liabilities of $821,461, largely due to the indemnity reserve to Boston Scientific (see footnote 10 to the Financial Statements);

•                  Income taxes payable related to Alternative Minimum taxes due on the sale of the Prolieve assets of $546,000;

•                  The non-recurrence of the escrow funds received in the first quarter of 2007 of $1,824,740; and

•                  Offset by the non-recurrence of the amortization of the deferred licensing fee of $142,857.

In the three months ended March 31, 2008, total assets and total liabilities and stockholders’ equity decreased by $5,188,716 to $33,849,985 compared to $39,038,701 as of December 31, 2007.

The decrease in total assets was primarily due to a decrease in cash, cash equivalents and short term investments of $4,394,248 as detailed in the statement of cash flows and the allowances placed against the Celsion Canada receivable and note receivable of $664,978 (see Note 5 to the financial statements).

The decrease in total liabilities and equity was due to a number of factors, including:

•                  An increase in accounts payable of $658,673 due to the start up of the Phase III primary liver cancer study.

The increases in total liabilities and equity were offset by:

•                  A decrease in other accrued liabilities of $1,145,342 mainly due to the reduction of the indemnity reserve related to the sale of Prolieve and a reduction in accrued severance costs which were paid in the first quarter of 2008;

•                  A decrease in income taxes payable of $546,000 which represents the alternative minimum tax paid on the gain realized on the sale of the Prolieve assets;

•                  The net loss for the quarter of $4,081,842 (as described above).

For the balance of fiscal year 2008, we expect to expend approximately $12,900,000 for clinical testing of liver cancer and breast cancer treatment systems as well as corporate overhead, all of which we expect to fund from cash on hand and from the collection of the $15,000,000 due from Boston Scientific. The foregoing is an estimate, based upon assumptions as to the scheduling of institutional clinical research and testing personnel, the timing of clinical trials and other factors, not all of which are fully predictable.

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

Item 4.    Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2008, which is the end of the period covered by this report, our disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15of the Securities Exchange Act of 1934, as amended that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information

None.

Item 6.    Exhibits.

11	Statement Re: Computation of Earnings Per Share. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification of Interim Chief Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

32.2	Certification of Interim Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 9, 2008

CELSION CORPORATION
Registrant

By:	/s/ Michael H. Tardugno
Michael H. Tardugno
President and Chief Executive Officer

By:	/s/ Paul B. Susie
Paul B. Susie
Interim Chief Accounting Officer
Principal Financial Officer