Form 10-Q
period 2008-06-30
Celsion CORP
filed 2008-08-14
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒  No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☐    Smaller Reporting Company ☒

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No  ☒

As of August 1, 2008 the Registrant had 10,145,850 shares outstanding of Common Stock, $.01 par value per share.

EXHIBITS

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

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements.

CELSION CORPORATION

BALANCE SHEETS

June 30, 2008 and December 31, 2007

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$1,038,602	$2,937,373
Short term investments available for sale, at fair value	11,603,433	3,000,000
Accounts receivable - trade	13,182	183,043
Other receivables	60,403	47,110
Due from Boston Scientific Corporation	15,000,000	15,000,000
Prepaid expenses	225,786	256,874
Total current assets	27,941,406	21,424,400

Property and equipment - at cost
Furniture and office equipment	194,257	194,200
Computer hardware and software	302,148	338,349
Laboratory and shop equipment	300,686	305,340
Leasehold improvements	132,148	132,148
	929,239	970,037
Less: Accumulated depreciation	717,131	702,156
Net value of property and equipment	212,108	267,881

Other assets
Advances under Celsion (Canada), Ltd.
Transition Services Agreement (net of allowance of $449,891 and $442,225 respectively)	—	200,000
Note receivable (net of discount of $147,154 and $168,473, respectively, and an allowance of $824,831 and $0, respectively)	378,015	1,181,527
Due from Boston Scientific Corporation - Non Current	—	15,000,000
Deposits with CROs and other assets	1,397,889	899,268
Patent licensing fees (net of accumulated amortization of $13,125 and $7,500, respectively)	61,875	65,625
Total other assets	1,837,779	17,346,420

Total assets	$29,991,293	$39,038,701

CELSION CORPORATION

BALANCE SHEETS (Continued)

June 30, 2008 and December 31, 2007

	June 30,	December 31,
	2008	2007
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable - trade	$1,309,592	$1,830,457
Other accrued liabilities	3,384,948	5,056,380
Income taxes payable	—	546,000
Accrued non-cash compensation	8,910	8,910
Note payable - current portion	578,218	676,859
Total current liabilities	5,281,668	8,118,606

Long-term liabilities
Note payable	—	234,742
Other liabilities	31,440	34,238
Total long-term liabilities	31,440	268,980

Total liabilities	5,313,108	8,387,586

Stockholders’ equity
Common stock - $0.01 par value per share (250,000,000 shares authorized; 10,805,558 and 10,783,922 shares issued as of June 30, 2008 and December 31, 2007, respectively.)	108,056	107,839
Additional paid-in capital	88,866,254	88,319,985
Accumulated other comprehensive loss	(7,408)	—
Accumulated deficit	(61,649,765)	(55,137,757)
Subtotal	27,317,137	33,290,067
Less: 659,738 shares of treasury stock - at cost	(2,638,952)	(2,638,952)
Total stockholders’ equity	24,678,185	30,651,115

Total liabilities and stockholders’ equity	$29,991,293	$39,038,701

See accompanying notes.

CELSION CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Operating expenses:
Research and development	$1,615,082	$2,349,036	$4,582,192	$4,119,849
General and administrative	580,910	1,671,388	1,076,528	2,965,556
Total operating expenses	2,195,992	4,020,424	5,658,720	7,085,405

Loss from operations	(2,195,992)	(4,020,424)	(5,658,720)	(7,085,405)

Other income (expense):
Other expense	(158,825)	(415,457)	(839,091)	(415,457)
Interest income	28,614	120,253	104,124	301,032
Interest expense	(103,963)	(317,162)	(118,321)	(665,425)

Loss from continuing operations	$(2,430,166)	$(4,632,790)	$(6,512,008)	$(7,865,255)

Discontinued Operations (Note 12)
Income from discontinued operations	—	49,121,362	—	49,996,156
Income tax expense	—	(274,000)	—	(274,000)

Income from discontinued operations	—	48,847,362	—	49,722,156

Net (loss) / income	$(2,430,166)	$44,214,572	$(6,512,008)	$41,856,901

Net loss from continuing operations per common share - basic	$(0.24)	$(0.43)	$(0.64)	$(0.73)

Net loss from continuing operations per common share - diluted	$(0.24)	$(0.43)	$(0.64)	$(0.73)

Net income from discontinued operations per common share - basic	$—	$4.53	$—	$4.62

Net income from discontinued operations per common share - diluted	$—	$4.20	$—	$4.33

Net loss per common share - basic	$(0.24)	$4.10	$(0.64)	$3.89

Net loss per common share - diluted	$(0.24)	$3.80	$(0.64)	$3.64

Weighted average shares outstanding - basic	10,146,446	10,773,023	10,144,944	10,760,019

Weighted average shares outstanding - diluted (1)	10,146,446	11,628,480	10,144,944	11,493,854

(1) Potentially dilutive securities are excluded from the computation of earnings per share for periods in which there is a loss as their effect would be anti-dilutive.

See accompanying notes.

CELSION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(Unaudited)

	Six Months Ended June 30, 2008
						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated
	Shares	Total	Capital	Shares	Total	Loss	Deficit	Total

Balance at January 1, 2008	10,783,922	$107,839	$88,319,985	659,738	$(2,638,952)	$—	$(55,137,757)	$30,651,115
Stock-based compensation expense related to employee stock options	—	—	493,401	—	—	—	—	493,401
Stock based compensation - restricted stock	—	—	25,185	—	—	—	—	25,185
Issuance of restricted stock upon vesting	16,666	167	(167)	—	—	—	—	—
Shares issued to employees	5,000	50	27,450	—	—	—	—	27,500
Extension of warrants	—	—	400	—	—	—	—	400
Change in fair value of investments	—	—	—	—	—	(7,408)	—	(7,408)
Net loss	—	—	—	—	—	—	(6,512,008)	(6,512,008)
Balance at June 30, 2008	10,805,588	$108,056	$88,866,254	659,738	$(2,638,952)	$(7,408)	$(61,649,765)	$24,678,185

CELSION CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities
Net (loss) / income for the year	$(6,512,008)	$41,856,901
Non-cash items included in net loss:
Depreciation and amortization	62,695	103,069
Accretion of discount on note receivable	(21,319)	(58,408)
Gain on the sale of Prolieve	—	(48,029,793)
Loss on disposal of fixed assets	1,009	—
Stock based compensation - Options	493,401	368,727
Stock based compensation - Stock grants	52,685	40,039
Amortization of deferred license fee	—	(269,840)
Exercise of common stock options	—	2,718
Shares issued in exchange for services	—	39,125
Amortization of patent license	3,750	57,856
Allowance for bad debts	840,213	415,457
Net changes in:
Accounts receivable-trade	169,861	854,267
Other receivables	(19,298)	17,567
Due from Boston Scientific Corporation	15,000,000	(994)
Inventories	—	5,792
Prepaid expenses	31,088	98,689
Escrow account-license fee	—	1,824,740
Deposits and other assets	(498,621)	(307,879)
Accounts payable - trade and accrued interest	(320,865)	1,089,923
Income taxes payable	(546,000)	274,000
Other accrued liabilities	(1,674,230)	(308,967)
Net cash provided by / (used in) operating activities	7,062,361	(1,927,011)

Cash flows from investing activities
Purchase of short term investments	(11,593,541)	(5,000,000)
Sale of short-term investments	3,001,597	—
Proceeds from the sale of the Prolieve assets	—	9,958,615
Advances under Celsion Canada transition services agreement	(9,377)	(32,134)
Amortization of premium on investments	823	—
Accretion of discount on investments	(923)	—
Accrued interest on investments	(18,797)	—
Payment of licensing fee	—	(1,600,000)
Purchase of property and equipment	(7,931)	(68,181)
Net cash (used in) / provided by investing activities	(8,628,149)	3,258,300

Cash flows from financing activities
Extension of warrants	400	—
Draws on line of credit	3,000,000	—
Repayment of line of credit	(3,000,000)	—
Payments on note payable	(333,383)	—
Net cash used in financing activities	(332,983)	—

Net (decrease) / increase in cash and cash equivalents	(1,898,771)	1,331,289
Cash and cash equivalents at beginning of period	2,937,373	1,032,674

Cash and cash equivalents at end of period	$1,038,602	$2,363,963

Cash paid for:
Interest	$36,349	$—
Income taxes	$546,000	$—

See accompanying notes.

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Month Periods Ended June 30, 2008 and 2007

Note 1.     Basis of Presentation

The accompanying unaudited financial statements of Celsion Corporation (which we sometimes refer to as “Celsion”, the “Company”, “we” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on March 28, 2008.

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

For the quarter ended June 30, 2008, all options and warrants that were convertible into shares of the Company’s common stock were excluded from calculation of diluted earnings per share as their effect would have been anti-dilutive. The total number of outstanding warrants and options for the periods ended June 30, 2008 and 2007 were 2,355,635 and 2,011,986, respectively. Additionally, shares unvested restricted stock were excluded from the calculation. Additionally, shares of unvested restricted stock were excluded from the calculation. The total number of shares of unvested restricted stock as of June 30, 2008 and 2007 was 38,333 and 58,100, respectively. Information relating to the calculation of earnings per share is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net loss from continuing operatons - basic and diluted	$(2,430,166)	$(4,632,790)	$(6,512,008)	$(7,865,255)
Net income from discontinued operations - basic and diluted	$—	$48,847,362	$—	$49,722,156
Net loss - basic and diluted	$(2,430,166)	$44,214,572	$(6,512,008)	$41,856,901
Weighted average shares outstanding - basic	10,146,446	10,773,023	10,144,944	10,760,019
Dilutive securities - options and warrants	—	855,457	—	733,835
Adjusted weighted average shares outstanding - dilutive	10,146,446	11,628,480	10,144,944	11,493,854
Net loss from continuing operations per common share - basic	$(0.24)	$(0.43)	$(0.64)	$(0.73)
Net loss from continuing operations per common share - diluted	$(0.24)	$(0.43)	$(0.64)	$(0.73)
Net income from discontinued operations per common share - basic	$—	$4.53	$—	$4.62
Net income from discontinued operations per common share - diluted	$—	$4.20	$—	$4.33
Net (loss) / income per common share - basic	$(0.24)	$4.10	$(0.64)	$3.89
Net (loss) / income per common share - diluted	$(0.24)	$3.80	$(0.64)	$3.64

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

In November 2007, the EITF issued Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. EITF 07-1 requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. The Company does not currently expect the adoption of EITF 07-1 to have a material impact on its financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect that the adoption of SFAS 160 will have a significant impact on its financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company is currently assessing the impact of the adoption of FSP No. 142-3 on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  The statement establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not believe implementation of SFAS 162 will have a material impact on its financial statements.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and the Company does not expect it to have a material impact on the Company’s financial statements.

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

2001 Stock Option Plan

The purpose of the 2001 Plan is to promote the long-term growth and profitability of Celsion by providing key associates with incentives to improve stockholder value and to contribute to the growth and financial success of Celsion and to enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The 2001 Plan permitted the granting of stock options (including nonqualified stock options and incentive stock options qualifying under Section 422 of the Internal Revenue Code) and stock appreciation rights or any combination of the foregoing. During the year that ended December 31, 2007, 195,043 options were canceled or expired. During the six months ended June 30, 2008, no options were canceled or expired.  All of the 195,043 canceled and expired options under the 2001 Plan became available for issue under the 2007 Plan.

2004 Stock Incentive Plan

The purpose of the 2004 Plan is to promote the long-term growth and financial success of the Company and enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The 2004 Plan permits the granting of awards in the form of incentive stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, and performance awards, or in any combination of the foregoing. During the year that ended December 31, 2007, 90,379 options were canceled or expired. During the six months ended June 30, 2008,  no options were canceled or expired. All of the 90,379 canceled and expired options under the 2004 Plan became available for issue under the 2007 Plan.

2007 Stock Incentive Plan

The purpose of the 2007 Plan is to promote the long-term growth and profitability of the Company by providing incentives to improve stockholder value and enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The 2007 Plan permits the granting of awards in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, and performance awards, or in any combination of the foregoing. During the year ended December 31, 2007, 103,500  options were issued. No options were canceled or expired under the plan for the year ended December 31, 2007. During the six months ended June 30, 2008, 335,000 options were issued and no options were canceled or expired. Additionally, 5,000 shares of stock were issued under the plan as a performance award and 5,000 shares of restricted stock were issued pursuant to a consulting agreement during the quarter ended June 30, 2008. On June 30, 2008, there were 556,500 shares available out of 1,000,000 shares authorized and available under the 2007 Plan. All canceled and expired options under the 2001 Plan and the 2004 Plan become available for issue under the 2007 Plan.

Options and Restricted Stock Issued to Consultants for Services

The Company enters into agreements with consultants in which the consultants receive restricted stock and stock options in exchange for services. Generally, the terms of these plans require that the exercise price of the options may not be less than the fair market value of Celsion’s Common Stock on the date the options are granted. Options and restricted stock generally vest over various time frames or upon milestone accomplishments. Some vest immediately. Others vest over a period between one and five years. The Company’s options generally expire ten years from the date of the grant. During the six months ended June 30, 2008, 5,000 shares of restricted stock were issued to a consultant as part of a consulting agreement. There were no options granted to non-employees for the six months ended June 30, 2008.

A summary of the Company’s Common Stock option and warrant activity and related information is as follows:

Stock Options	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2007	1,498,841	$6.17
Granted	335,000	5.49
Exercised	—	—
Canceled or expired	—	—
Outstanding at June 30, 2008	1,833,841	$6.04	7.4	$683,803
Exercisable at June 30, 2008	996,549	$7.34	6.1	$177,595

Warrants	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2007	568,461	$15.59
Granted	—	—
Exercised	—	—
Canceled or expired	(46,667)	6.60
Outstanding at June 30, 2008	521,794	$16.40	0.4	$54,015
Exercisable at June 30, 2008	521,794	$16.40	0.4	$54,015

A summary of the Company’s Restricted Stock activity and related information is as follows:

Restricted Stock	Outstanding	Weighted Average Exercise Price

Non-vested stock awards at January 1, 2008	50,000	$2.42
Granted	5,000	5.50
Vested	(16,667)	2.42
Forfeited	—	—
Non-vested stock awards at June 30, 2008	38,333	$2.82

The following is additional information with respect to options granted during the six months ended June 30, 2008:

Six Months Ended June 30, 2008
Risk-free interest rate	2.18% to 2.81%
Dividend Yield	0.0%
Expected volatility	281.83% to 282.51%
Expected option life in years	6.0

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

Stock based compensation expense totaled $255,243 and $518,586 during the three and six months ended June 30, 2008 and $239,629 and $408,767 during the three months ended June 30, 2007. Stock based compensation is recognized ratably over the requisite service period for all awards. Unrecognized stock based compensation expense related to stock options totaled $2,832,435 at June 30, 2008 while the unrecognized stock based compensation expense related to non-vested restricted stock awards was $96,503 at June 30, 2008. These unrecognized expenses will be recognized in the income statement at various rates up to the next four years.

Note 5. Short Term Investments Available for Sale

Short term investments available for sale of $11,603,433 as of June 30, 2008 and $3,000,000 as of December 31, 2007 consist of cash and cash equivalents, corporate debt securities, and government agency debt securities. They are valued at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in Accumulated Other Comprehensive Income.

Securities available for sale are evaluated periodically to determine whether a decline in their value is other than temporary.  The term “other than temporary” is not intended to indicate a permanent decline in value.  Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the security.  Management reviews criteria such as the magnitude and duration of the decline, as well as the reasons for the decline, to predict whether the loss in value is other than temporary.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

	June 30,	December 31,
Short term investments - at fair value	2008	2007

Cash and cash equivalents	$6,498,154	$3,000,000
Bonds - government agencies	3,199,027	—
Bonds - corporate issuances	1,906,252	—
Total	$11,603,433	$3,000,000

Note 6. Fair Values of Financial Instruments

FASB Statement No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions that market participants would use in pricing an asset or liability.

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Assets measured at fair value on a recurring basis are summarized below:

Fair value measurements at June 30, 2008 using
Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
		identical assets	inputs	inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Short term investments available for sale	$11,603,433	$—	$11,603,433	$—

Note 7. Note Receivable

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

The terms of the note receivable only specify an interest charge in the event that scheduled payments are in arrears.  The $1,500,000 note was therefore discounted at the prime rate in effect January 16, 2006 (7.25%) plus 1.0%, or 8.25%, and the balance, net of discount, of $1,146,428 was recorded in the financial statements above.  Interest income of $21,319 and $40,045 was recorded in the six months ended June 30, 2008 and 2007, respectively.

During the month of May 2008, the borrower approached the Company and requested that the terms of the note be extended and/or restructured. As of the filing of this Form 10-Q, an agreement between the parties had not been reached. As a result, the collectibility of the note receivable became doubtful. Accordingly, an allowance was placed against the note to reduce the balance to the estimated net realizable value of the collateral underlying the note. As noted above, 100,536 shares of Celsion common stock are pledged as collateral to the note. The closing price of Celsion’s common stock on June 30, 2008 was $3.76, which results in a total collateral value of $378,015. Therefore, the carrying value of the note was reduced to $378,015 as of June 30, 2008.

Note 8.  Advances under Celsion (Canada) Limited Transition Services Agreement

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

The Transition Services Agreement was amended on March 28, 2006 to advance Canada an additional $200,000 to fund reasonable operating expenses. This additional advance is repayable under the same terms as the Transition Services Agreement.  The cumulative balance advanced under the Transition Services Agreement, as amended, at June 30, 2008 was $651,556.

When the Canada Transaction did not close by December 31, 2006, Celsion management established, based on discussions with Canada management, that diligent efforts were being made by Canada management to close the Canada

Transaction on a timely basis and agreed to extend the due date for repayment of the loan to the earlier of the closing of the Canada Transaction or June 30, 2007. Canada did not close the transaction nor had it paid the amounts due as of the June 30, 2007 due date. Accordingly, during the quarter ended June 30, 2007, the Company placed an allowance against this receivable and recorded the estimated net realizable value of the receivable as $200,000, which was guaranteed by Dr. Cheung. Given the collectibility concern of Dr. Cheung’s note described in Note 7 above, the Company has increased its allowance to $449,891 as of June 30, 2008 and recorded the estimated net realizable value of the receivable as zero.

Note 9. Licensing Agreement

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

Note 10. Secured Line of Credit

On November 9, 2007, the Company entered into a Loan and Security Agreement (the “Agreement”) with Manufacturers and Traders Trust Company (“M&T”) pursuant to which M&T agreed to provide a draw-down credit facility to the Company (the “Credit Facility”).  The Company was able to request advances under the Credit Facility at a rate not to exceed $1.5 million per month, up to a maximum principal amount under the Credit Facility of $6.5 million.  Each advance was subject to, among other customary conditions, a determination by M&T in its good faith discretion that the Company owned less than $0.5 million in cash and other property readily convertible into cash, excluding a $1.0 million cash collateral account held at M&T.  Amounts borrowed by the Company under the Credit Facility and repaid could not be re-advanced to the Company.

The Credit Facility was secured by (i) the $1.0 million cash collateral account and (ii) substantially all of the Company’s assets.  The Credit Facility bore interest on the outstanding balance at a rate of the London Interbank Offered Rate plus 2.75%.  Accrued interest on the outstanding balance was payable monthly.  The total outstanding principal and accrued interest balance on the Credit Facility was fully repaid on June 6, 2008.

The Agreement specified certain events of default, pursuant to which M&T could have required immediate repayment by the Company of all outstanding amounts under the Credit Facility.  In addition to customary events of default relating to changes in the operations and financial condition of the Company, in connection with payments due to the Company pursuant to the previously announced sale by the Company of its Prolieve assets to Boston Scientific Corporation, the Agreement specified certain events of default relating to changes in the operations and financial condition of Boston Scientific Corporation.

Upon receipt of the second $15 million installment due from Boston Scientific under the Asset Purchase Agreement (disussed below in Note 12) on June 6, 2008, the credit facility was closed.

Note 11. Note Payable

On July 23, 2007, the Company entered into a Premium Finance Agreement with Flatiron Capital Corporation (“Flatiron”) whereby Flatiron funded certain insurance premiums in the amount of $1,313,250 on behalf of the Company. In exchange, the Company will make 21 monthly installments of $59,418 beginning on August 23, 2007. Interest accrues at a rate of 5.98% on outstanding balances.

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

In addition to the other indemnification provisions, such as indemnification for breaches of representations, warranties and covenants contained in the Asset Purchase Agreement, the Company has agreed to indemnify Boston Scientific for a period of two years from the closing, in an amount up to $15 million of incurred costs, in the event of unforeseen intellectual property claims related to the Prolieve assets.  In accordance with FASB interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34, the Company recorded an estimate for the fair value of standing ready to perform under the indemnification guarantee of

$5,000,000. This estimate was consistent with the fair value of insurance premiums to cover the entire $15 million indemnity. On July 23, 2007, the Company purchased an insurance policy to cover $10 million of the indemnity guarantee. The premium for this policy was $1,313,250 and was recorded as a reduction of the accrued liability. The Company will continue to evaluate the accrued liability on a quarterly basis and reduce it as the risk of the indemnity decreases. As of June 30, 2008, the balance of this accrued liability was $2,106,716.

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

On February 19, 2004, we obtained pre-marketing approval (“PMA”) for the Prolieve Thermodilatation System from the Food and Drug Administration (the “FDA”) for the treatment of Benign Prostatic Hyperplasia (“BPH”). From 2004 through June 2007, Prolieve was marketed and sold through our commercial distributor, Boston Scientific Corporation (“BSC” or “Boston Scientific”).  On June 21, 2007, we sold all of our Prolieve assets to Boston Scientific.

Development pipeline

Our pipeline presently consists of the following product, in the indicated stage of development:

Product	Status
ThermoDox® (doxorubicin encapsulated in our heat activated liposome) plus heat for the treatment of cancer

We began a Phase III study during the second quarter of 2008 to determine the efficacy of ThermoDox® in combination with RFA in the treatment of primary liver cancer. The study will incorporate approximately 40 clinical sites in North America, Italy, China, Taiwan, Hong Kong, and Korea and is planned to enroll a total of 600 patients.

We expect to commence an Open Label, Single Arm Phase II study in patients with Recurrent Chest Wall cancer (“RCW”) during the 4th quarter of 2008. The study will test the efficacy of ThermoDox® in combination with hyperthermia.

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

Our principal costs consist of:

•                  Research and development costs, including licensing fees due in connection with various of our technologies, the costs of sponsored research and pre-clinical and clinical trials for ThermoDox®, and the costs of development and design of other products;

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

Recent Events

In January 2008, the FDA provided written agreement with the Company’s application for a Special Protocol Assessment for its Pivotal Phase III Primary Liver Cancer Trial.  The study is designed to demonstrate the efficacy of ThermoDox® in combination with RFA.  The study incorporates approximately 40 clinical sites in North America, Italy, China, Taiwan, Hong Kong, and Korea and is planned to enroll a total of 600 patients.  The Company enrolled the first patient in the study during the second quarter of 2008. As of June 30, 2008, 2 patients have begun treatments under the study.

On January 15, 2008, the FDA provided a favorable written response to Celsion on its proposed Open Label, Single Arm Phase II study in patients with RCW. The agency agreed with the patient population as defined by Celsion, an objective response endpoint, and confirmed that depending on the final data obtained, that this study could be used to support a New Drug Application (“NDA”) submission. In light of this positive response from the FDA, Celsion is planning and working diligently to enable this Phase II study to commence as soon as a safe dose for multiple ThermoDox® treatments per patient, in this patient population, is determined from the Phase I study. Celsion believes that this Phase II study will commence enrollment late in 2008 and will be completed in 2009.

On February 8, 2008, the Company voluntarily moved the listing of its Common Stock from the American Stock Exchange to The NASDAQ Stock Market, LLC.  On June 30, 2008, the Company changed its NASDAQ ticker symbol from CLN to CLSN.

Results of Operations

Comparison of the Three Months Ended June 30, 2008 and 2007.

	Three Months Ended
	June 30,		Change
	2008	2007	Dollars	Percent
Operating expenses:
Research and development	$1,615,082	$2,349,036	$(733,954)	-31%
General and administrative	580,910	1,671,388	(1,090,478)	-65%
Total operating expenses	2,195,992	4,020,424	(1,824,432)	-45%

Interest expense, net	(75,349)	(196,909)	121,560	-62%

Other expense, net	(158,825)	(415,457)	256,632	-62%

Loss from continuing operations	(2,430,166)	(4,632,790)	2,202,624	-48%

Discontinued Operations (Note 12)
Income from discontinued operations (including gain on sale of $48,029,793)	—	49,121,362	(49,121,362)	-100%
Income from discontinued operations	—	(274,000)	274,000	-100%

Net (loss) / income	$(2,430,166)	$44,214,572	$(46,644,738)	-105%

The decrease of $733,954, or 31%, in research and development expense during the second quarter of 2008 in comparison to the second quarter of 2007 was due to:

$
• Decrease in drug development and manufacturing costs due to the non-recurrence of start up and manufacturing testing costs	(298,000)
• Decrease in clinical costs due to the Phase I Liver Cancer study nearing completion in 2008	(167,000)
• Decrease in marketing expenses due to the non-recurrence of costs associated with the assessment of the marketing landscape for ThermoDox®	(133,000)
• Decrease in legal costs due to a change in attorneys and the non-recurrence of patent costs	(90,000)
• Decrease in recruiting and relocation costs as staff positions were filled	(60,000)

The $1,090,478, or 65%, decrease in general and administrative expense during the quarter ended June 30, 2008 as compared to the same period of 2007 was attributable to:

$
• Decrease in the indemnity reserve related to the sale of the Prolieve Assets (see Note 12 to the Financial Statements)	(526,000)
• Decrease in salaries, benefits, and relocation costs due to head count reductions	(171,000)
• Decrease in consulting fees due to the termination of certain strategic business advisors	(146,000)
• Decrease in legal fees due to the non-recurrence of the fees associated with the American Medical Systems lawsuit	(117,000)
• Decrease in stockholder costs due to the non-recurrence of proxy solicitation costs incurred in 2007	(55,000)
• Decrease in corporate insurances due to the elimination of the product liability insurance upon the sale of the Prolieve assets	(34,000)
• Increase in accounting and audit costs	14,000

Net interest expense for the quarter ended June 30, 2008 was $75,349, compared to a net expense of $196,909 for the quarter ended June 30, 2007.  This change was due to the repayment of the loan to Boston Scientific Corporation during the quarter ended June 30, 2007.

The discontinued operations reflect the income and expense of the former Prolieve division. These assets were sold to Boston Scientific Corporation on June 21, 2007 for $60 million. See Note 12 to the financial statements for further detail on the discontinued operations.

Comparison of the Six Months Ended June 30, 2008 and 2007.

	Six Months Ended
	June 30,		Change
	2008	2007	Dollars	Percent
Operating expenses:
Research and development	$4,582,192	$4,119,849	$462,343	11%
General and administrative	1,076,528	2,965,556	(1,889,028)	-64%
Total operating expenses	5,658,720	7,085,405	(1,426,685)	-20%

Interest expense, net	(14,197)	(364,393)	350,196	-96%

Other expense, net	(839,091)	(415,457)	(423,634)	102%

Loss from continuing operations	(6,512,008)	(7,865,255)	1,353,247	-17%

Discontinued Operations (Note 12)
Income from discontinued operations (including gain on sale of $48,029,793)	—	49,996,156	(49,996,156)	-100%
Income tax expense	—	(274,000)	274,000	-100%

Income from discontinued operations	—	49,722,156	(49,722,156)	-100%

Net (loss) / income	$(6,512,008)	$41,856,901	$(48,368,909)	-116%

The increase of $462,343, or 11%, in research and development expense during the six months ended June 30, 2008 in comparison to 2007 was primarily due to:

$
• Increase in clinical costs due to start-up of the Phase III Primary Liver Cancer study	630,000
• Increase in drug development and manufacturing costs due to increase in supplies of ThermoDox® for clinical trials	128,000
• Increase in travel expenses due to site initiation visits related to the start up of the Phase III Primary Liver Cancer trial	42,000
• Increase in consultants to support the Phase III Primary Liver Cancer Study	17,000
• Decrease in non-recurrence of patent and trademark costs	(171,000)
• Decrease in marketing costs due to the non-recurrence of costs associated with the assessment of the marketing landscape for ThermoDox®	(130,000)
• Decrease in preclinical costs due to the non-recurrence of certain animal testing	(27,000)

The $1,889,028, or 64%, decrease in general and administrative expense during the quarter ended June 30, 2008 as compared to the same period of 2007 was primarily attributable to:

$
• Decrease in the indemnity reserve related to the sale of the Prolieve Assets (see Note 12 to the Financial Statements)	(1,052,000)
• Decrease in salaries, benefits, and relocation costs due to head count reductions	(503,000)
• Decrease in consulting fees due to the non-recurrence of financial consultants used in the first quarter of 2007 as a result of the then controller’s departure and the termination of certain strategic business advisors	(246,000)
• Decrease in legal fees due to the non-recurrence of the fees associated with the American Medical Systems lawsuit	(128,000)
• Decrease in stockholder costs due to the non-recurrence of proxy solicitation costs in the first quarter of 2007	(83,000)
• Decrease in corporate insurances due to the elimination of the product liability insurance upon the sale of the Prolieve assets	(63,000)
• Increase in occupancy costs due to higher taxes and utilities	16,000
• Increase in investor/public relation costs	19,000
• Increase in State of Delaware franchise taxes due to the increase in authorized shares in 2006 (increase impact began 2Q07)	32,000
• Increase in Board of Director costs, including travel and stock based compensation expense	32,000
• Increase in costs related to redesign of the Company’s website	46,000
• Increase in audit and tax preparation costs due to tax research issues related to the sale of the Prolieve assets	52,000

Net interest expense for the six months ended June 30, 2008 was $14,197, compared to a net expense of $364,393 for the six months ended June 30, 2007.  This change was due to the repayment of the loan to Boston Scientific Corporation during the quarter ended June 30, 2007.

The discontinued operations reflect the income and expense of the former Prolieve division. These assets were sold to Boston Scientific Corporation on June 21, 2007 for $60 million. See Note 12 to the financial statements for further detail on the discontinued operations.

Comparison of Discontinued Operations for the three months ended June 30, 2008 and 2007.

	Three Months Ended
	June 30,		Change
	2008	2007	Dollars	Percent
Revenues
Net sales of equipment and parts	$—	$2,893,330	$(2,893,330)	-100%
Cost of Sales	—	1,482,365	(1,482,365)	-100%
Gross Profit	—	1,410,965	(1,410,965)	-100%

Operating expenses:
Research and development	—	446,380	(446,380)	-100%
Total operating expenses	—	446,380	(446,380)	-100%

Income from operations	—	964,585	(964,585)	-100%

Gain on sale of Prolieve		48,029,793
Other income, net	—	126,984	(126,984)	-100%

Net income before taxes	$—	$49,121,362	$(49,121,362)	-100%

Income tax expense	—	(274,000)	274,000	0%

Net income from discontinued operations	$—	$48,847,362	$(48,847,362)	-100%

The Prolieve assets were sold to Boston Scientific Corporation on June 21, 2007. There were no ongoing activities related to the Prolieve business during the first quarter of 2008.

Comparison of Discontinued Operations for the six months ended June 30, 2008 and 2007.

	Six Months Ended
	June 30,		Change
	2008	2007	Dollars	Percent
Revenues
Net sales of equipment and parts	$—	$5,816,295	$(5,816,295)	-100%
Cost of Sales	—	3,018,765	(3,018,765)	-100%
Gross Profit	—	2,797,530	(2,797,530)	-100%

Operating expenses:
Research and development	—	1,101,008	(1,101,008)	-100%
Total operating expenses	—	1,101,008	(1,101,008)	-100%

Income from operations	—	1,696,522	(1,696,522)	100%

Gain on sale of Prolieve	—	48,029,793	(48,029,793)	100%
Other income, net	—	269,841	(269,841)	-100%

Net income before taxes	—	49,996,156	(49,996,156)	100%

Income tax expense	—	274,000	(274,000)	100%

Net income from discontinued operations	$—	$49,722,156	$(49,722,156)	100%

The Prolieve assets were sold to Boston Scientific Corporation on June 21, 2007. There were no ongoing activities related to the Prolieve business during the first half of 2008.

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

Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of $61,649,765 at June 30, 2008. We have incurred negative cash flows from operations since our inception and have funded our operations primarily through the sale of equity securities and more recently through the sale of our Prolieve assets. As of June 30, 2008, we had total current assets of $27,941,406, including cash and short term investments of $12,642,035, compared with current liabilities of $5,281,668, resulting in a working capital surplus of $22,659,738. At December 31, 2007, we had total current assets of $21,424,400 (including cash and short term investments of $5,937,373) and current liabilities of $8,118,606, resulting in a working capital surplus of $13,305,794.

Net cash provided by the Company’s operating activities for the six months ended June 30, 2008 was $7,062,761 compared to net cash used of $1,927,011 for the six months ending June 30, 2007. The increase of net cash provided of $8,989,772 is primarily due to:

•                  The collection of the $15,000,000 receivable from Boston Scientific;

•                  The non-recurrence of the gain on the sale of the Prolieve assets of $48,029,073;

•                  The non-recurrence of the amortization of the deferred license and patent fees of $212,034;

•                  An increase in stock based compensation expense of $137,670; and

•                  An increase in the allowance for bad debts of $424,756.

The sources of cash were offset by uses of:

•                  A decrease in net income of $48,368,909;

•                  An increase in deposits and other assets due to prepayments to CROs of $190,742;

•                  A decrease in accounts receivable due to the sale of the Prolieve assets in 2007 of $684,406;

•                  A decrease in accounts payable of $1,410,788 due to the sale of the Prolieve assets in 2007 and the related reduction in payables;

•                  A decrease in other accrued liabilities of $1,365,263, largely due to the reduction of the indemnity reserve to Boston Scientific (see footnote 12 to the Financial Statements);

•                  A decrease in income taxes payable related to Alternative Minimum taxes due on the sale of the Prolieve assets of $820,000; and

•                  The non-recurrence of the escrow funds received in the first quarter of 2007 of $1,824,740.

In the six months ended June 30, 2008, total assets and total liabilities and stockholders’ equity decreased by $9,047,408 to $29,991,293 compared to $39,038,701 as of December 31, 2007.

The decrease in total assets was primarily due to:

•                  The allowances placed against the Celsion Canada receivable and note receivable of $1,003,512 (see Note 7 to the financial statements);

•                  The collection of the $15,000,000 receivable from Boston Scientific; and was

•                  Offset by the increase in cash and the purchase of short term investments of $6,704,662.

The decrease in total liabilities and equity was due to a number of factors, including:

•                  A decrease in accounts payable and other accrued liabilities of $2,192,297 mainly due to the reduction of the indemnity reserve related to the sale of the Prolieve assets;

•                  A decrease in income taxes payable of $546,000 which represents the alternative minimum tax paid on the gain realized on the sale of the Prolieve assets;

•                  Payments on note payable of $333.383; and

•                  The net loss for the six months ended June 30, 2008 of $6,512,008 (as described above).

For the balance of fiscal year 2008, we expect to expend approximately $9,000,000 for clinical testing of liver cancer and breast cancer treatment systems as well as corporate overhead, all of which we expect to fund from cash on hand. The foregoing is an estimate, based upon assumptions as to the scheduling of institutional clinical research and testing personnel, the timing of clinical trials and other factors, not all of which are fully predictable.

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

Item 4.           Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2008, which is the end of the period covered by this report, our disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15of the Securities Exchange Act of 1934, as amended that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders.

On May 21, 2008, the Company held its Annual Meeting of Stockholders (“Annual Meeting”).  At the Annual Meeting, the stockholders voted to elect Dr. Augustine Chow and Gregory Weaver to the Board of Directors, to serve as Class I directors, for a term of three years, until the Company’s annual meeting of stockholders in 2011 and until their successors are elected and shall have qualified.  The results of the voting on this matter were as follows:

Nominee	For	Withheld

Dr. Augustine Chow	7,036,787	279,827
Gregory Weaver	7,020,275	287,339

The terms of the Class II director, Mr. Gary Pace, will expire with the election and qualification of directors at the annual meeting of the stockholders in 2009. The terms of the Class III directors, Dr. Max Link and Mr. Michael Tardugno, will expire with the election and qualification of directors at the annual meeting of the stockholders in 2010.

The stockholders voted to ratify the appointment of Stegman & Company as the Company’s Independent Public Accounting Firm for the fiscal year ending December 31, 2008. The results of the voting on this matter were as follows:

Votes For	7,162,980
Votes Against	98,430
Abstentions and Non-Votes	55,204

Item 5. Other Information

None.

Item 6.           Exhibits.

11	Statement Re: Computation of Earnings Per Share. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification of Interim Chief Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

32.2	Certification of Interim Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2008

CELSION CORPORATION
Registrant

By:	/s/ Michael H. Tardugno
Michael H. Tardugno
President and Chief Executive Officer

By:	/s/ Paul B. Susie
Paul B. Susie
Chief Accounting Officer
Principal Financial Officer