Form 10-Q
period 2008-09-30
Celsion CORP
filed 2008-11-14
CIK 749647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of November 1, 2008 the Registrant had 10,149,850 shares outstanding of Common Stock, $.01 par value per share.

PART I:

FINANCIAL INFORMATION

Item 1.

Financial Statements and Notes (Unaudited)

Balance Sheets
Statements of Operations
Statement of Changes in Stockholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk

	Item 4.	Controls and Procedures

PART II:	OTHER INFORMATION

	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Submission of Matters to a vote of Security Holders
	Item 5.	Other Information
	Item 6.	Exhibits

SIGNATURES

EXHIBITS

	11	Statement Re: Computation of Earnings Per Share. (Filed herewith)

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements.

CELSION CORPORATION

BALANCE SHEETS

September 30, 2008 and December 31, 2007

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$818,256	$2,937,373
Short term investments available for sale, at fair value	8,151,090	3,000,000
Accounts receivable - trade	13,182	183,043
Other receivables	54,657	47,110
Due from Boston Scientific Corporation	15,000,000	15,000,000
Prepaid expenses	141,069	256,874
Total current assets	24,178,254	21,424,400

Property and equipment - at cost
Furniture and office equipment	198,434	194,200
Computer hardware and software	314,096	338,349
Laboratory and shop equipment	324,501	305,340
Leasehold improvements	132,148	132,148
	969,179	970,037
Less: Accumulated depreciation	744,324	702,156
Net value of property and equipment	224,855	267,881

Other assets
Advances under Celsion (Canada), Ltd.
Transition Services Agreement (net of allowance of $649,891 and $442,225 respectively)	—	200,000
Note receivable (net of discount of $147,154 and $168,473, respectively, and an allowance of $882,136 and $0, respectively)	320,710	1,181,527
Due from Boston Scientific Corporation - Non Current	—	15,000,000
Deposits with CROs and other assets	1,118,402	899,268
Patent licensing fees (net of accumulated amortization of $15,000 and $9,375, respectively)	60,000	65,625
Total other assets	1,499,112	17,346,420

Total assets	$25,902,221	$39,038,701

CELSION CORPORATION

BALANCE SHEETS (Continued)

September 30, 2008 and December 31, 2007

	September 30,	December 31,
	2008	2007
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable - trade	$2,237,168	$1,830,457
Other accrued liabilities	2,745,848	5,056,380
Income taxes payable	—	546,000
Accrued non-cash compensation	8,910	8,910
Note payable - current portion	407,761	676,859
Total current liabilities	5,399,687	8,118,606

Long-term liabilities
Note payable	—	234,742
Other liabilities	30,051	34,238
Total long-term liabilities	30,051	268,980

Total liabilities	5,429,738	8,387,586

Stockholders’ equity
Common stock - $0.01 par value per share (250,000,000 shares authorized; 10,809,588 and 10,783,922 shares issued as of September 30, 2008 and December 31, 2007, respectively.)	108,096	107,839
Additional paid-in capital	89,014,495	88,319,985
Accumulated other comprehensive loss	(21,322)	—
Accumulated deficit	(65,989,834)	(55,137,757)
Subtotal	23,111,435	33,290,067
Less: 659,738 shares of treasury stock - at cost	(2,638,952)	(2,638,952)
Total stockholders’ equity	20,472,483	30,651,115

Total liabilities and stockholders’ equity	$25,902,221	$39,038,701

See accompanying notes.

CELSION CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Operating expenses:
Research and development	$3,839,951	$1,958,671	$8,422,143	$6,078,520
General and administrative	509,794	1,860,531	1,586,322	4,826,087
Total operating expenses	4,349,745	3,819,202	10,008,465	10,904,607

Loss from operations	(4,349,745)	(3,819,202)	(10,008,465)	(10,904,607)

Other (expense) / income:
Other expense	(57,287)	(23,754)	(896,377)	(439,211)
Interest income	81,419	204,143	185,543	505,174
Interest expense	(14,457)	(11,899)	(132,778)	(677,324)

Loss from continuing operations	$(4,340,070)	$(3,650,712)	$(10,852,077)	$(11,515,968)

Discontinued Operations (Note 12)
Income from discontinued operations	—	33,054	—	50,029,211
Income tax expense	—	—	—	(274,000)

Income from discontinued operations	—	33,054	—	49,755,211

Net (loss) / income	$(4,340,070)	$(3,617,658)	$(10,852,077)	$38,239,243

Net loss from continuing operations per common share - basic	$(0.43)	$(0.34)	$(1.07)	$(1.07)

Net loss from continuing operations per common share - diluted	$(0.43)	$(0.34)	$(1.07)	$(1.07)

Net income from discontinued operations per common share - basic	$—	$0.00	$—	$4.62

Net income from discontinued operations per common share - diluted	$—	$0.00	$—	$4.32

Net (loss) / income per common share - basic	$(0.43)	$(0.34)	$(1.07)	$3.55

Net (loss) / income per common share - diluted	$(0.43)	$(0.34)	$(1.07)	$3.32

Weighted average shares outstanding - basic	10,149,055	10,774,497	10,146,339	10,764,878

Weighted average shares outstanding - diluted (1)	10,149,055	10,774,497	10,146,339	11,526,717

(1) Potentially dilutive securities are excluded from the computation of earnings per share for periods in which there is a loss as their effect would be anti-dilutive.

See accompanying notes.

CELSION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(Unaudited)

	Nine Months Ended September 30, 2008
						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated
	Shares	Total	Capital	Shares	Total	Loss	Deficit	Total

Balance at January 1, 2008	10,783,922	$107,839	$88,319,985	659,738	$(2,638,952)	$—	$(55,137,757)	$30,651,115
Stock-based compensation expense related to employee stock options	—	—	612,930	—	—	—	—	612,930
Stock based compensation - restricted stock	—	—	39,217	—	—	—	—	39,217
Issuance of restricted stock upon vesting	16,666	167	(167)	—	—	—	—	—
Shares issued to employees	9,000	90	42,130	—	—	—	—	42,220
Extension of warrants	—	—	400	—	—	—	—	400
Change in fair value of investments	—	—	—	—	—	(21,322)	—	(21,322)
Net loss	—	—	—	—	—	—	(10,852,077)	(10,852,077)
Balance at September 30, 2008	10,809,588	$108,096	$89,014,495	659,738	$(2,638,952)	$(21,322)	$(65,989,834)	$20,472,483

CELSION CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities
Net (loss) / income for the year	$(10,852,077)	$38,239,243
Non-cash items included in net loss:
Depreciation and amortization	90,038	136,463
Accretion of discount on note receivable	(21,319)	(78,979)
Gain on the sale of Prolieve	—	(48,029,793)
Loss on disposal of fixed assets	523	10,488
Stock based compensation - Options	612,930	714,053
Stock based compensation - Stock grants	66,717	58,560
Amortization of deferred license fee	—	(269,840)
Exercise of common stock options	—	2,718
Shares issued in exchange for services	14,720	56,255
Amortization of patent license	5,625	59,731
Allowance for bad debts	895,854	428,722
Net changes in:
Accounts receivable-trade	169,861	1,653,023
Other receivables	(13,599)	17,873
Due from Boston Scientific Corporation	15,000,000	—
Inventories	—	5,792
Prepaid expenses	115,805	170,351
Escrow account-license fee	—	1,824,740
Deposits and other assets	(219,134)	(607,586)
Accounts payable - trade and accrued interest	606,711	(295,846)
Income taxes payable	(546,000)	68,500
Other accrued liabilities	(2,314,719)	(1,212,541)
Net cash provided by / (used in) operating activities	3,611,936	(7,048,073)

Cash flows from investing activities
Purchase of short term investments	(11,640,470)	(5,000,000)
Sale of short-term investments	6,507,355	4,100,000
Proceeds from the sale of the Prolieve assets	—	9,958,615
Advances under Celsion Canada transition services agreement	(7,666)	(45,400)
Amortization of premium on investments	7,871	—
Accretion of discount on investments	(12,499)	—
Accrued interest on investments	(34,669)	—
Payment of licensing fee	—	(1,600,000)
Purchase of property and equipment	(47,535)	(87,043)
Net cash (used in) / provided by investing activities	(5,227,613)	7,326,172

Cash flows from financing activities
Extension of warrants	400	—
Draws on line of credit	3,000,000	—
Repayment of line of credit	(3,000,000)	—
Proceeds from note payable	—	1,181,925
Payments on note payable	(503,840)	(107,324)
Net cash (used in) / provided by financing activities	(503,440)	1,074,601

Net (decrease) / increase in cash and cash equivalents	(2,119,117)	1,352,700
Cash and cash equivalents at beginning of period	2,937,373	1,032,674

Cash and cash equivalents at end of period	$818,256	$2,385,374

Cash paid for:
Interest	$45,882	$13,637
Income taxes	$546,000	$205,500

See accompanying notes.

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Month Periods Ended September 30, 2008 and 2007

Note 1.   Basis of Presentation

The accompanying unaudited financial statements of Celsion Corporation (which we sometimes refer to as “Celsion”, the “Company”, “we” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on March 28, 2008.

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

For the quarter ended September 30, 2008, the 2,097,913 options and warrants that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. For the quarter ended September 30, 2007, 844,791 options and warrants that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. The total number of outstanding warrants and options for the periods ended September 30, 2008 and 2007 were 2,057,080 and 2,062,467 respectively. Additionally, shares of unvested restricted stock were excluded from the calculation. The total number of shares of unvested stock as of September 30, 2008 and 2007 was 40,833 and 56,400, respectively.

Information relating to the calculation of earnings per share is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net loss from continuing operatons - basic and diluted	$(4,340,070)	$(3,650,712)	$(10,852,077)	$(11,515,968)
Net income from discontinued operations - basic and diluted	$—	$33,054	$—	$49,755,211
Net (loss) / income - basic and diluted	$(4,340,070)	$(3,617,658)	$(10,852,077)	$38,239,243
Weighted average shares outstanding - basic	10,149,055	10,774,497	10,146,399	10,764,878
Dilutive securities - options and warrants	—	—	—	761,839
Adjusted weighted average shares outstanding - dilutive	10,149,055	10,774,497	10,146,399	11,526,717
Net loss from continuing operations per common share - basic	$(0.43)	$(0.34)	$(1.07)	$(1.07)
Net loss from continuing operations per common share - diluted	$(0.43)	$(0.34)	$(1.07)	$(1.07)
Net income from discontinued operations per common share - basic	$—	$0.00	$—	$4.62
Net income from discontinued operations per common share - diluted	$—	$0.00	$—	$4.32
Net (loss) / income per common share - basic	$(0.43)	$(0.34)	$(1.07)	$3.55
Net (loss) / income per common share - diluted	$(0.43)	$(0.34)	$(1.07)	$3.32

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

In November 2007, the Emerging Issues Task Force (“EITF”) issued Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. EITF 07-1 requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. The Company does not currently expect the adoption of EITF 07-1 to have a material impact on its financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities –an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect that the adoption of SFAS 160 will have a significant impact on its financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements in conformity with GAAP for nongovernmental entities. The statement establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not believe implementation of SFAS 162 will have a material impact on its financial statements.

In June 2008, the FASB issued FASB Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and the Company does not expect it to have a material impact on the Company’s financial statements.

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

2001 Stock Option Plan

The purpose of the 2001 Plan is to promote the long-term growth and profitability of Celsion by providing key associates with incentives to improve stockholder value and to contribute to the growth and financial success of Celsion and to enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The 2001 Plan permitted the granting of stock options (including nonqualified stock options and incentive stock options qualifying under Section 422 of the Internal Revenue Code) and stock appreciation rights or any combination of the foregoing. During the year that ended December 31, 2007, 195,043 options were canceled or expired. During the nine months ended September 30, 2008, 13,333 options expired.  All of the 208,376 canceled and expired options under the 2001 Plan became available for issue under the 2007 Plan.

2004 Stock Incentive Plan

The purpose of the 2004 Plan is to promote the long-term growth and financial success of the Company and enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The 2004 Plan permits the granting of awards in the form of incentive stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, and performance awards, or in any combination of the foregoing. During the year that ended December 31, 2007, 90,379 options were canceled or expired. During the nine months ended September 30, 2008,  24,333 options were canceled or expired. All of the 114,712 canceled and expired options under the 2004 Plan became available for issue under the 2007 Plan.

2007 Stock Incentive Plan

The purpose of the 2007 Plan is to promote the long-term growth and profitability of the Company by providing incentives to improve stockholder value and enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The 2007 Plan permitted the granting of awards in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, and performance awards, or in any combination of the foregoing. During the year ended December 31, 2007, 103,500  options were issued. No options were canceled or expired under the plan for the year ended December 31, 2007. During the nine months ended September 30, 2008, 345,000 options were issued and 24,000 options were canceled. Additionally, 9,000 shares of stock were issued under the plan as performance awards during the quarter ended September 30, 2008. On September 30, 2008, there were 566,500 shares available out of 1,000,000 shares authorized and available under the 2007 Plan. All canceled and expired options under the 2001 Plan and the 2004 Plan became available for issue under the 2007 Plan.

Options and Restricted Stock Issued to Consultants for Services

The Company enters into agreements with consultants in which the consultants receive restricted stock and stock options in exchange for services. Generally, the terms of these plans require that the exercise price of the options may not be less than the fair market value of Celsion’s Common Stock on the date the options are granted. Options and restricted stock generally vest over various time frames or upon milestone accomplishments. Some vest immediately. Others vest over a period between one and five years. The Company’s options generally expire ten years from the date of the grant. During the nine months ended September 30, 2008, 5,000 shares of restricted stock were issued to a consultant as part of a consulting agreement. There were no options granted to non-employees for the nine months ended September 30, 2008.

A summary of the Company’s Common Stock option and warrant activity and related information is as follows:

Stock Options	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2007	1,498,841	$6.17
Granted	345,000	5.44
Exercised	—	—
Canceled or expired	(61,667)	(7.72)
Outstanding at September 30, 2008	1,782,174	$5.97	7.2	$336,625
Exercisable at September 30, 2008	998,550	$7.21	5.9	$87,167

Warrants	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2007	568,461	$15.59
Granted	—	—
Exercised	—	—
Canceled or expired	(293,555)	(14.17)
Outstanding at September 30, 2008	274,906	$17.12	0.6	$—
Exercisable at September 30, 2008	274,906	$17.12	0.6	$—

A summary of the Company’s Restricted Stock activity and related information is as follows:

Restricted Stock	Outstanding	Weighted Average Exercise Price

Non-vested stock awards at December 31, 2007	50,000	$2.42
Granted	7,500	4.89
Vested	(16,667)	2.42
Forfeited	—	—
Non-vested stock awards at September 30, 2008	40,833	$2.87

The following is additional information with respect to options granted during the nine months ended September 30, 2008:

Nine Months Ended September 30, 2008
Risk-free interest rate	2.18% to 3.54%
Dividend Yield	0.0%
Expected volatility	77.28% to 79.24%
Expected option life in years	6.0

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

Stock based compensation expense totaled $148,240 and $694,276 during the three and nine months ended September 30, 2008 and $345,326 and $772,613 during the three and nine months ended September 30, 2007. Stock based compensation is recognized ratably over the requisite service period for all awards. Unrecognized stock based compensation expense related to stock options totaled $1,799,674 at September 30, 2008 while the unrecognized stock based compensation expense related to non-vested restricted stock awards was $78,150 at September 30, 2008. These unrecognized expenses will be recognized in the income statement at various rates up to the next four years.

Note 5.   Short Term Investments Available for Sale

Short term investments available for sale of $8,151,090 as of September 30, 2008 and $3,000,000 as of December 31, 2007 consist of money market funds, commercial paper, corporate debt securities, and government agency debt securities. They are valued at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in Accumulated Other Comprehensive Loss.

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

	September 30	December 31,
Short term investments - at fair value	2008	2007

Money market funds and commercial paper	$3,441,082	$3,000,000
Bonds - government agencies	2,423,707	—
Bonds - corporate issuances	2,286,301	—
Total	$8,151,090	$3,000,000

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

Assets measured at fair value on a recurring basis are summarized below:

Fair value measurements at September 30, 2008 using
Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
		identical assets	inputs	inputs
	September 30, 2008	(Level 1)	(Level 2)	(Level 3)

Short term investments available for sale	$8,151,090	$—	$8,151,090	$—

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

The terms of the note receivable only specify an interest charge in the event that scheduled payments are in arrears.  The $1,500,000 note was therefore discounted at the prime rate in effect January 16, 2006 (7.25%) plus 1.0%, or 8.25%, and the balance, net of discount, of $1,146,428 was recorded in the financial statements above.  Interest income of $21,319 and $60,624 was recorded in the nine months ended September 30, 2008 and 2007, respectively.

During the month of May 2008, the borrower approached the Company and requested that the terms of the note be extended and/or restructured. As of the filing of this Form 10-Q, an agreement between the parties had not been reached. As a result, the collectibility of the note receivable became doubtful. Accordingly, an allowance was placed against the note to reduce the balance to the estimated net realizable value of the collateral underlying the note. As noted above, 100,536 shares of Celsion common stock are pledged as collateral to the note. The closing price of Celsion’s common stock on September 30, 2008 was $3.19, which results in a total collateral value of $320,710. Therefore, the carrying value of the note was reduced to $320,710 as of September 30, 2008.

Note 8.  Advances under Celsion (Canada) Limited Transition Services Agreement

In conjunction with the sale of Canada, a Transition Services Agreement was entered into whereby (i) Celsion sublet space in the Company’s offices for use by Canada to carry on its business, for a period of up to six (6) months from the date of the agreement; (ii) Celsion provided administrative support services as needed in the operation of Canada’s business for the period of the sublease; and (iii) Celsion advanced funds to pay salary and health and dental insurance of each of certain employees of Canada and the expenses reasonably incurred in connection with the operation of Canada’s business up to $100,000 for the shorter of the period ending June 30, 2006 or the date of closing by Canada of a transaction involving the merger of Canada into a newly created Canadian Capital Pool Company and a simultaneous funding through a private placement of shares under terms approved by the Toronto Stock Exchange (the “Canada Transaction”). Within ten days after the closing of the Canada Transaction, Canada is obligated to pay the Company all amounts due under the Transition Services Agreement.

The Transition Services Agreement was amended on March 28, 2006 to advance Canada an additional $200,000 to fund reasonable operating expenses. This additional advance is repayable under the same terms as the Transition Services Agreement.  The cumulative balance advanced under the Transition Services Agreement, as amended, at September 30, 2008 was $649,891.

When the Canada Transaction did not close by December 31, 2006, Celsion management established, based on discussions with Canada management, that diligent efforts were being made by Canada management to close the Canada Transaction on a timely basis and agreed to extend the due date for repayment of the loan to the earlier of the closing of the Canada Transaction or June 30, 2007. Canada did not close the transaction nor had it paid the amounts due as of the June 30, 2007 due date. Accordingly, during the quarter ended June 30, 2007, the Company placed an allowance against this receivable and recorded the estimated net realizable value of the receivable as $200,000, which was guaranteed by Dr. Cheung. Given the collectibility concern of Dr. Cheung’s note described in Note 7 above, the Company has increased its allowance to $649,891 as of September 30, 2008 and recorded the estimated net realizable value of the receivable as zero.

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

In addition to the other indemnification provisions, such as indemnification for breaches of representations, warranties and covenants contained in the Asset Purchase Agreement, the Company has agreed to indemnify Boston Scientific for a period of two years from the closing, in an amount up to $15 million of incurred costs, in the event of unforeseen intellectual property claims related to the Prolieve assets.  In accordance with FASB interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34, the Company recorded an estimate for the fair value of standing ready to perform under the indemnification guarantee of $5,000,000. This estimate was consistent with the fair value of insurance premiums to cover the entire $15 million indemnity. On July 23, 2007, the Company purchased an insurance policy to cover $10 million of the indemnity guarantee. The premium for this policy was $1,313,250 and was recorded as a reduction of the accrued liability. The Company will continue to evaluate the accrued liability on a quarterly basis and reduce it as the risk of the indemnity decreases. As of September 30, 2008, the balance of this accrued liability was $1,580,037.

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

In addition to ThermoDox®, the Company is currently exploring alternative drugs that may be used in conjunction with its heat sensitive liposomal technology. Feasibility studies are being conducted on a liposomal Docetaxel and a liposomal Carboplatin. The Company is also exploring the use of its ThermoDox® drug enhanced with a ligand that targets epidermal growth factor receptors.

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

While the Company is currently funded from the available cash resources and amounts due from the sale of the Prolieve assets, we anticipate that in the longer term revenues will be generated from licensing fees paid for our technologies by pharmaceutical manufacturers and royalties generated from eventual product sales to major institutional health care providers. In the event that such licensing fees are not forthcoming and/or the Company elects to make investments in additional drug development and/or commercial opportunities, funding will be generated from the sale of our equity securities.

Our principal costs consist of:

•                  Research and development costs, including licensing fees due in connection with various of our technologies, the costs of sponsored research and pre-clinical and clinical trials for ThermoDox® , the costs of development and design of other products;

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

Recent Events

In January 2008, the FDA provided written agreement with the Company’s application for a Special Protocol Assessment for its Pivotal Phase III Primary Liver Cancer Trial.  The study is designed to demonstrate the efficacy of ThermoDox® in combination with RFA.  The study incorporates approximately 40 clinical sites in North America, Italy, China, Taiwan, Hong Kong, and Korea and is planned to enroll a total of 600 patients.  The Company enrolled the first patient in the study during the second quarter of 2008. Currently, 21 patients have begun treatments under the study.

On January 15, 2008, the FDA provided a favorable written response to Celsion on its proposed Open Label, Single Arm Phase II study in patients with RCW. The agency agreed with the patient population as defined by Celsion, an objective response endpoint, and confirmed, that depending on the final data obtained, this study could be used to support a New Drug Application (“NDA”) submission. In light of this positive response from the FDA, Celsion is planning and working diligently to enable this Phase II study to commence as soon as a safe dose for multiple ThermoDox® treatments per patient, in this patient population, is determined from the Phase I study. Celsion believes that this Phase II study will commence enrollment late in 2008 and will be completed in 2009.

On February 8, 2008, the Company voluntarily moved the listing of its Common Stock from the American Stock Exchange to The NASDAQ Stock Market, LLC.  On June 30, 2008, the Company changed its NASDAQ ticker symbol from CLN to CLSN.

On August 18, 2008, the Company executed a letter of intent with Yakult Honsha Co., Ltd. relating to the commercialization of ThermoDox® for the Japanese markets, which is subject to the execution of definitive agreements. Under the terms of the pending agreement, Yakult would commence pre-clinical and clinical studies of ThermoDox® to support requirements for drug registration in Japan. As of the filing of this 10-Q, the final definitive agreements had not yet been executed.

On October 16, 2008, the Company and Royal Philips Electronics entered into a joint research agreement focusing on a new cancer treatment that combines Philips’ ultrasound technology with the Company’s drug delivery platform to target tumors with high concentrations of  a cancer-fighting drug. Under the terms of the agreement, Philips and Celsion will collaborate to explore the potential for using Philips’ investigational magnetic resonance imaging (MRI)-guided high intensity focused ultrasound (HIFU) system in combination with Celsion’s leading drug candidate, ThermoDox®, to treat a broad range of cancers. The research uses the HIFU system to position doxorubicin, an approved and frequently used anti-cancer drug, and to create a mild hyperthermia that releases the drug directly into the tumor. The result would be the ability to treat tumors that would otherwise be inaccessible.

Results of Operations

Comparison of the Three Months Ended September 30, 2008 and 2007.

	Three Months Ended
	September 30,		Change
	2008	2007	Dollars	Percent
Operating expenses:
Research and development	$3,839,951	$1,958,671	$1,881,280	96%
General and administrative	509,794	1,860,531	(1,350,737)	-73%
Total operating expenses	4,349,745	3,819,202	530,543	14%

Interest income, net	66,962	192,244	(125,282)	-65%

Other expense, net	(57,287)	(23,754)	(33,533)	141%

Loss from continuing operations	(4,340,070)	(3,650,712)	(689,358)	19%

Discontinued Operations (Note 12)
Income from discontinued operations	—	33,054	(33,054)	-100%

Net loss	$(4,340,070)	$(3,617,658)	$(722,412)	20%

The increase of $1,881,280, or 96%, increase in research and development expense during the third quarter of 2008 in comparison to the third quarter of 2007 was primarily due to:

•	Increase in CRO and clinical costs related to the Phase III HCC study Progressing and Phase II RCW start up costs	$1,642,000
•	Increase in drug manufacturing costs to support clinical trials and additional formulation studies	118,000
•	Increase in travel costs due to visits to clinical sites and site initiations	79,000
•	Increase in recruiting and relocation costs related to clinical positions	75,000
•	Increase in salaries due to clinical staff additions	41,000
•	Increase in marketing/advertising costs related to patient recruitment	35,000
•	Decrease in consulting fees	(143,000)

The $1,350,737, or 73%, decrease in general and administrative expense during the quarter ended September 30, 2008 as compared to the same period of 2007 was primarily attributable to:

•	Decrease in salaries, benefits, and relocation costs due to head count reductions	$(693,000)
•	Decrease in the indemnity reserve related to the sale of the Prolieve Assets (see Note 12 to the Financial Statements)	(527,000)
•	Decrease in consulting fees due to the termination of certain strategic business advisors	(115,000)
•	Decrease in board of directors fees and related expenses	(63,000)
•	Decrease in corporate insurances due to the elimination of the product liability insurance related to the sale of the Prolieve assets	(20,000)
•	Increase in Public Relations/Investor Relations costs	45,000

Net interest income for the quarter ended September 30, 2008 was $66,962, compared to $192,244 for the quarter ended September 30, 2007.  The decrease was due to the higher average cash and short term investment balances in 2007 than in 2008.

The discontinued operations reflect the income and expense of the former Prolieve division. These assets were sold to Boston Scientific Corporation on June 21, 2007 for $60 million. See Note 12 to the financial statements for further detail on the discontinued operations.

Comparison of the Nine Months Ended September 30, 2008 and 2007.

	Nine Months Ended
	September 30,		Change
	2008	2007	Dollars	Percent
Operating expenses:
Research and development	$8,422,143	$6,078,520	$2,343,623	39%
General and administrative	1,586,322	4,826,087	(3,239,765)	-67%
Total operating expenses	10,008,465	10,904,607	(896,142)	-8%

Interest income / (expense), net	52,765	(172,150)	224,915	-131%

Other expense, net	(896,377)	(439,211)	(457,166)	104%

Loss from continuing operations	(10,852,077)	(11,515,968)	663,891	-6%

Discontinued Operations (Note 12)
Income from discontinued operations
(including gain on sale of $48,029,793)	—	50,029,211	(50,029,211)	-100%
Income tax expense	—	(274,000)	274,000	-100%

Income from discontinued operations	—	49,755,211	(49,755,211)	-100%

Net (loss) / income	$(10,852,077)	$38,239,243	$(49,091,320)	-128%

The increase of $2,343,623, or 39%, in research and development expense during the nine months ended September 30, 2008 in comparison to 2007 was primarily due to:

•	Increase in CRO and clinical costs related to the Phase III HCC study	$2,242,000
•	Increase in drug development and manufacturing costs due to increase in supplies of ThermoDox® for clinical trials	246,000
•	Increase in travel expenses due to site visits related to the Phase III Primary Liver Cancer trial	122,000
•	Increase in salaries and benefits due to clinical staff additions	109,000
•	Decrease in legal fees due to the non-recurrence of patent and trademark costs	(149,000)
•	Decrease in consulting fees	(307,000)

The $3,239,765, or 67%, decrease in general and administrative expense during the quarter ended September 30, 2008 as compared to the same period of 2007 was primarily attributable to:

•	Decrease in the indemnity reserve related to the sale of the Prolieve Assets (see Note 12 to the Financial Statements)	$(1,576,000)
•	Decrease in salaries, benefits, and relocation costs due to head count reductions	(1,196,000)

•	Decrease in consulting fees due to the non-recurrence of financial consultants used in the first quarter of 2007 as a result of the then controller’s departure and the termination of certain strategic business advisors	(361,000)
•	Decrease in legal fees due to the non-recurrence of the fees associated with the American Medical Systems lawsuit	(124,000)
•	Decrease in stockholder costs due to the non-recurrence of proxy solicitation costs in 2007	(114,000)
•	Decrease in corporate insurances due to the elimination of the product liability insurance related to the sale of the Prolieve assets	(82,000)
•	Increase in investor/public relation costs	110,000
•	Increase in occupancy costs due to higher taxes and utilities	19,000

Net interest income for the nine months ended September 30, 2008 was $52,765, compared to a net expense of $172,150 for the nine months ended September 30, 2007.  This change was due to the repayment of the loan to Boston Scientific Corporation during the quarter ended June 30, 2007.

The discontinued operations reflect the income and expense of the former Prolieve division. These assets were sold to Boston Scientific Corporation on June 21, 2007 for $60 million. See Note 12 to the financial statements for further detail on the discontinued operations.

Comparison of Discontinued Operations for the three months ended September 30, 2008 and  2007.

	Three Months Ended
	September 30,		Change
	2008	2007	Dollars	Percent
Revenues
Net sales of equipment and parts	$—	$—	$—	0%
Cost of Sales	—	—	—	0%
Gross Profit	—	—	—	0%

Operating expenses:
Research and development	—	(33,054)	33,054	-100%
Total operating expenses	—	(33,054)	33,054	-100%

Income from operations	—	33,054	(33,054)	-100%

Gain on sale of Prolieve assets		—
Other income, net	—	—	—	0%

Net income before taxes	$—	$33,054	$(33,054)	-100%

Income tax expense	—	—	—	0%

Net income from discontinued operations	$—	$33,054	$(33,054)	-100%

The Prolieve assets were sold to Boston Scientific Corporation on June 21, 2007. There were no ongoing activities related to the Prolieve business during 2008. The negative research and development costs of $33,054 for the quarter ended September 30, 2007 represent the expense reimbursements from Boston Scientific Corporation under the transition services agreement.

Comparison of Discontinued Operations for the nine months ended September 30, 2008 and  2007.

	Nine Months Ended
	September 30,		Change
	2008	2007	Dollars	Percent
Revenues
Net sales of equipment and parts	$—	$5,995,821	$(5,995,821)	-100%
Cost of Sales	—	3,018,765	(3,018,765)	-100%
Gross Profit	—	2,977,056	(2,977,056)	-100%

Operating expenses:
Research and development	—	1,247,479	(1,247,479)	-100%
Total operating expenses	—	1,247,479	(1,247,479)	-100%

Income from operations	—	1,729,577	(1,729,577)	100%

Gain on sale of Prolieve assets	—	48,029,793	(48,029,793)	100%
Other income, net	—	269,841	(269,841)	-100%

Net income before taxes	—	50,029,211	(50,029,211)	100%

Income tax expense	—	274,000	(274,000)	100%

Net income from discontinued operations	$—	$49,755,211	$(49,755,211)	100%

The Prolieve assets were sold to Boston Scientific Corporation on June 21, 2007. There were no ongoing activities related to the Prolieve business during 2008.

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

Working Capital

	September 30,	December 31,
Working Capital	2008	2007

Cash and short term investments	$8,969,346	$5,937,373
Total current assets	24,178,254	21,424,400
Total current liabilities	5,399,687	8,118,606
Working capital	18,778,567	13,305,794

The increase in cash and short term investments during the nine months ended September 30, 2008 is due to the collection of the $15 million receivable from Boston Scientific, less amounts used in the Company’s operations. The decrease in current liabilities is primarily the result of the decrease in the indemnity reserve (see Note 12) and the payment of accrued income taxes.

Cash Flow

Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of $65,989,834 at September 30, 2008. We have incurred negative cash flows from operations since our inception and have funded our operations primarily through the sale of equity securities and more recently through the sale of our Prolieve assets.

	Nine months ended
	September 30,
Cash Flows	2008	2007

Cash provided by / (used in) operating activites	$3,611,936	$(7,048,073)
Cash flow (used in) / provided by investing activites	(5,227,613)	7,326,172
Cash flow (used in) / provided by financing activites	(503,440)	1,074,601

The net cash provided by the Company’s operating activities for the nine months ended September 30, 2008 was largely attributable to the collection of the $15,000,000 receivable from Boston Scientific offset by the loss for the period of $10,852,077. For the nine months ended September 30, 2007, the cash used in operating activities was the result of the loss from continuing operations of $11,515,968 offset by net collections on accounts receivable of $1,653,023 and the reduction of an escrow account liability of $1,824,740.

The net cash used in the Company’s investing activities for the nine months ended September 30, 2008 was primarily due to the net purchases of short term investments of $5,133,115. For the nine months ended September 30, 2007, the cash provided by investing activities was the result of the $9,958,615 in proceeds from the sale of the Prolieve Assets less the payment of a licensing fee in the amount of $1,600,000 and the net purchase of short term investments in the amount of $900,000.

The net cash used in financing activities for the nine months ended September 30, 2008 was primarily the result of payments on the note payable of $503,840. For the same period in 2007, the cash provided by financing activities were the result of the proceeds on the note payable of $1,181,925, less payments on the note of $107,324.

For the balance of fiscal year 2008, we expect to expend approximately $3,000,000 for clinical testing of liver cancer and breast cancer treatment systems as well as corporate overhead, all of which we expect to fund from cash on hand. The foregoing is an estimate, based upon assumptions as to the scheduling of institutional clinical research and testing personnel, the timing of clinical trials and other factors, not all of which are fully predictable.

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

Item 4.    Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2008, which is the end of the period covered by this report, our disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15of the Securities Exchange Act of 1934, as amended that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

November 14, 2008

CELSION CORPORATION
Registrant

By:	/s/ Michael H. Tardugno
Michael H. Tardugno
President and Chief Executive Officer

By:	/s/ Paul B. Susie
Paul B. Susie
Chief Accounting Officer
Principal Financial Officer