Form 10-Q
period 2009-03-31
Celsion CORP
filed 2009-05-12
CIK 749647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:  001-15911

CELSION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	52-1256615
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10220-L Old Columbia Road
Columbia, Maryland	21076
(Address of principal executive offices)	(Zip Code)

(410) 290-5390

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

As of May 11, 2009 the Registrant had 10,847,297 shares outstanding of Common Stock, $.01 par value per share.

PART I

FINANCIAL INFORMATION

CELSION CORPORATION

BALANCE SHEETS

Item 1.     Financial Statements.

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,920,079	$3,456,225
Short term investments available for sale	2,346,304	4,061,320
Due from Boston Scientific Corporation	15,000,000	15,000,000
Prepaid expenses and other receivables	161,156	305,888
Total current assets	19,427,539	22,823,433

Property and equipment (at cost less accumulated depreciation of $793,651 and $771,624 respectively)	206,952	222,638

Other assets
Note receivable (net of allowance and discount of $1,128,820)	221,179	221,179
Deposits and other assets	346,632	362,651
Patent licensing fees (net of accumulated amortization of $16,875 and $15,000, respectively)	56,250	58,125
Total other assets	624,061	641,955

Total assets	$20,258,552	$23,688,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable - trade	$1,861,536	$1,186,511
Indemnity reserve	526,679	1,053,357
Other accrued liabilities	1,375,613	1,459,391
Note payable - current portion	59,117	234,735
Total current liabilities	3,822,945	3,933,994

Other liabilities – noncurrent	26,671	27,643
Total liabilities	3,849,616	3,961,637

Stockholders’ equity
Common stock - $0.01 par value (250,000,000 shares authorized; 10,856,088 and 10,816,088 shares outstanding at March 31, 2009 and December 31, 2008, respectively)	108,161	108,161
Additional paid-in capital	89,482,863	89,183,549
Accumulated deficit	(70,540,739)	(66,923,972)
Subtotal	19,050,285	22,367,738
Less: Treasury stock - at cost	(2,641,349)	(2,641,349)
Total stockholders’ equity	16,408,936	19,726,389

Total liabilities and stockholders’ equity	$20,258,552	$23,688,026

See accompanying notes to the financial statements.

CELSION CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating expenses:
Research and development	$2,942,727	$2,967,111
General and administrative	688,209	1,175,977
Total operating expenses	3,630,936	4,143,088

Loss from operations	(3,630,936)	(4,143,088)

Other income (expense):
Other (expense) income	(7)	94
Interest income	20,998	75,510
Interest expense	(6,822)	(14,358)
Total other income (expense), net	14,169	61,246

Net loss before income taxes	(3,616,767)	(4,081,842)

Income taxes	—	—

Net Loss	$(3,616,767)	$(4,081,842)

Basic and diluted net loss per common share	$(0.35)	$(0.40)

Basic and diluted weighted average shares outstanding	10,190,489	10,143,442

See accompanying notes to the financial statements.

CELSION CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net loss for the period	$(3,616,767)	$(4,081,842)
Non-cash items included in net loss:
Depreciation and amortization	22,027	31,818
Accretion of discount on note receivable	—	(21,319)
Amortization of indemnity reserve	(526,678)	(526,678)
Stock based compensation - Options	226,471	251,679
Stock based compensation - Restricted Stock	72,843	39,514
Amortization of deferred license fee	1,875	1,875
Shares issued in exchange for services	—	50
Provision for bad debts	—	680,360
Net changes in:
Accounts receivable-trade	—	13,322
Prepaid expenses and other receivables	144,732	9,710
Deposits and other assets	16,019	(103,989)
Accounts payable	675,025	658,673
Income taxes payable	—	(546,000)
Other accrued liabilities	(84,750)	(618,664)
Net cash used in operating activities	(3,069,203)	(4,211,491)

Cash flows from investing activities
Purchases of short-term investments	(1,253,290)	—
Sale of short-term investments	2,968,306	3,000,000
Advances under Celsion Canada transition services agreement	—	(9,377)
Purchase of property and equipment	(6,341)	(7,932)
Net cash provided by investing activities	1,708,675	2,982,691

Cash flows from financing activities
Payments on note payable	(175,618)	(165,448)
Net cash used by financing activities	(175,618)	(165,448)

Net decrease in cash and cash equivalents	(1,536,146)	(1,394,248)
Cash and cash equivalents at beginning of period	3,456,225	2,937,373

Cash and cash equivalents at end of period	$1,920,079	$1,543,125

Cash paid for:
Interest	$6,882	$12,807

Income taxes	$—	$546,000

See accompanying notes to the financial statements.

CELSION CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2009 and 2008

Note 1.   Business Description

Celsion Corporation (“Celsion” or the “Company” or “we”) is an innovative oncology drug development company focused on the development of treatments for those suffering with difficult to treat forms of cancer. We are working to develop and commercialize more efficient, effective, targeted chemotherapeutic oncology drugs based on our proprietary heat-activated liposomal technology. The promise of this drug technology is to maximize efficacy while minimizing side-effects common to cancer treatments.

Our lead product ThermoDox® is being evaluated in a Phase III clinical trial for primary liver cancer and a Phase II study for recurrent chest wall breast cancer. ThermoDox® is a liposomal encapsulation of doxorubicin, an approved and frequently used oncology drug for the treatment of a wide range of cancers.  Localized mild hyperthermia (39.5-42 degrees Celsius) releases the encapsulated doxorubicin from the liposome enabling high concentrations of doxorubicin to be deposited preferentially in a targeted tumor.

Celsion has also demonstrated feasibility for a product pipeline of cancer drugs that employ its heat activated liposomal technology in combination with known chemotherapeutics including docetaxel and Carboplatin.  We believe that our technology can improve efficacy and safety of anticancer agents whose mechanism of action and safety profile are well understood by the medical and regulatory communities. Our approach provides a comparatively cost effective, low risk approval pathway.  Additionally, we have formed a joint research agreement with Royal Phillips Electronics to evaluate the combination of Phillips’ high intensity focused ultrasound with Celsion’s ThermoDox® to determine the potential of this combination to treat a broad range of cancers.

Note 2.   Basis of Presentation

The accompanying unaudited financial statements of Celsion have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on March 27, 2009.

Certain items in the prior period financial statements have been reclassified to conform to the current period presentation.

Note 3.  New Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issue Task Force (EITF) Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock “ (EITF 07-5). This issue provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under paragraphs 6-9 of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133) for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception under paragraph 11(a) of SFAS 133. EITF 07-5 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative under paragraphs 6-9 of SFAS 133, for purposes of determining whether the instrument is within the scope of EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock , (Issue 00-19) which provides accounting guidance for instruments that are indexed to, and potentially settled in, the issuer’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  We have concluded that application of EITF 07-5 does not have a material impact on the Company’s financial statements.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 was effective November 15, 2008. The adoption of SFAS 162 did not have a material impact on our financial position, results of operations or cash flows.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. Previous guidance provided for accounting of this type of convertible debt instruments entirely as debt. For instruments subject to the scope of FSP APB 14-1, higher interest expense may result through the accretion of the discounted carrying value of the convertible debt instruments to their face amount over their term. FSP APB 14-1 will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. Early adoption is not permitted. As of the date of these financial statements, we do not have any instruments outstanding that would be subject to FSP APB 14-1, but any instruments that we may issue in the future will be subject to this pronouncement.

Note 4. Common Stock Outstanding and Per Share Information

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

For the three months ended March 31, 2009 and 2008, diluted loss per common share was the same as basic loss per common share as all options and warrants that were convertible into shares of the Company’s common stock were excluded from calculation of diluted earnings per share as their effect would have been anti-dilutive. The total number of outstanding warrants and options for the periods ended March 31, 2009 and 2008 were 1,796,785 and 2,402,302, respectively.

Note 5.   Short Term Investments Available For Sale

Short term investments available for sale of $2,346,304 and $4,061,320 as of March 31, 2009 and December 31, 2008, respectively, consist of commercial paper, corporate debt securities, and government agency debt securities.  Securities available for sale are evaluated periodically to determine whether a decline in their value is other than temporary.  The term “other than temporary” is not intended to indicate a permanent decline in value.  Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the security.  Management reviews criteria such as the magnitude and duration of the decline, as well as the reasons for the decline, to predict whether the loss in value is other than temporary.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Short term investments - at fair value	March 31, 2009	December 31, 2008

Bonds - government agencies	$749,072	$1,400,101
Bonds - corporate issuances	1,597,232	2,661,219
Total short-term investments, available for sale	$2,346,304	$4,061,320

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

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The company did not have any assets valued using the measuring criteria of Level 2 or Level 3.  Assets measured at fair value on a recurring basis are summarized below:

	Total Short-term Investments	Quoted prices in active markets for identical assets (Level 1)
Short term investments available for sale at March 31, 2009	$2,346,304	$2,346,304

Short term investments available for sale at December 31, 2008	$4,061,320	$4,061,320

A summary of the cost and fair value of the Company’s short term investments is as follows:

	March 31, 2009		December 31, 2008
	Cost	Fair Value	Cost	Fair Value
Short term investments
Bonds - government agencies	$749,072	$749,072	$2,661,219	$2,661,219
Bonds - corporate issuances	1,597,232	1,597,232	1,400,101	1,400,101
Total investments available for sale	$2,346,304	$2,346,304	$4,061,320	$4,061,320

Maturities
Within 3 months	$899,667	$899,667	$2,962,978	$2,962,978
Between 3-12 months	1,446,637	1,446,637	1,098,342	1,098,342
Between 1-2 years	—	—	—	—
Total investments available for sale	$2,346,304	$2,346,304	$4,061,320	$4,061,320

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

The terms of the note receivable only specify an interest charge in the event that scheduled payments are in arrears.  The $1,500,000 note was therefore discounted at the prime rate in effect January 16, 2006 (7.25%) plus 1.0%, or 8.25%, and the balance, net of discount, of $1,146,428 was recorded in the financial statements above.  Interest income based on this receivable of $21,320 was recorded for the three months ended March 31, 2008.  No interest income was recognized during the three months ended March 31, 2009.

The Company evaluated the likelihood that the receivable would be fully collected and as a result, an allowance was placed against the note to reduce the balance to the estimated net realizable value of the collateral underlying the note. As noted above, 100,536 shares of Celsion common stock are pledged as collateral to the note. As of December 31, 2008, the Company reduced the carrying value of the note to $221,179 based on a closing price at that date of $2.20.  The closing price of Celsion’s common stock on March 31, 2009 was $3.60, which results in a total collateral value of approximately $362,000, however, the Celsion’s Management has decided not to increase the carrying value of the collateral as of that date.

Note 8. Stock Based Compensation

Treasury Stock

In 2007, the Company purchased 659,738 shares of its Common Stock that was held by Boston Scientific Corporation. The purchase price was $2.64 million, which is $4.00 per share. The Treasury Stock was accounted for under the cost method and is shown as a reduction of stockholders’ equity.

Employee Stock Options

The Company has long-term compensation plans that permit the granting of incentive awards in the form of stock options. Generally, the terms of these plans require that the exercise price of the options may not be less than the fair market value of Celsion’s Common Stock on the date the options are granted. Options granted generally vest over various time frames or upon milestone accomplishments.  The Company’s options generally expire ten years from the date of the grant.

2007 Stock Incentive Plan

In 2007, the Company adopted the Celsion Corporation 2007 Stock Incentive Plan (the “2007 Plan”) under which 1,000,000 shares were authorized for issuance. The purpose of the 2007 Plan is to promote the long-term growth and profitability of the Company by providing incentives to improve stockholder value and enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility.  The 2007 Plan permits the granting of equity awards in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, and performance awards, or in any combination of the foregoing.

Prior to the  adoption of the 2007 Plan, the Company previously adopted two stock plans for directors, officers and employees (one in 2001 and another in 2004) under which 666,667 shares were reserved for future issuance under each of these plans.  As these plans have been superseded by the 2007 Plan, any options previously granted which expire, forfeit, or cancel under these plans can be rolled into the 2007 Plan.  Stock certificates will be issued for any options exercised under these plans.

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

The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Three months ended March 31, 2009	Three months ended March 31, 2008

Risk-free interest rate	1.83%	2.18% to 2.81%%
Expected volatility	73%	282% to 283%
Expected life (in years)	6	6
Expected forfeiture rate	10%	10%
Expected dividend yield	0.00%	0.00%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. The risk free interest rate is derived from values assigned to U.S. Treasury strips as published in the Wall Street Journal in effect at the time of grant. The model incorporates exercise, pre-vesting and post-vesting forfeiture assumptions based on analysis of historical data. The expected life of the fiscal 2009 grants was generated using the simplified method as allowed under Securities and Exchange Commission Staff Accounting Bulletin No. 107.

Total compensation cost charged related to employee stock options and restricted stock awards amounted to $299,314 and $291,193 for the three months ended March 31, 2009 and 2008, respectively.  No compensation cost related to share-based payments arrangements was capitalized as part of the cost of any asset at March 31, 2009 and 2008.

As of March 31, 2009, there was $2.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.4 years. The weighted average grant-date fair values of the options granted during the three months ended March 31, 2009 was $1.75 and the weighted average grant-date fair values of the restricted stock awards during the three months ended March 31, 2009 was $2.88.

A summary of the Company’s Common Stock options and restricted stock awards are follows:

	Stock Options		Restricted Stock Awards		Weighted
Equity Awards	Options Awarded	Weighted Average Exercise Price	Restricted Stock Awarded	Weighted Average Exercise Price	Average Contractual Terms of Equity Awards (in years)
Equity awards outstanding at December 31, 2008	1,255,880	$4.38	61,871	$2.40
Equity awards granted	350,000	$2.72	45,000	$2.88
Equity awards issued/exercised	—	—	(40,000)	$2.69
Equity awards forfeited/cancelled/expired	(5,000)	$4.05	—	—
Equity awards outstanding at March 31, 2009	1,600,880	$4.02	66,871	$2.55	7.5
Aggregate intrinsic value of outstanding awards at March 31, 2009	$2,275,784		$170,521
Equity awards exercisable at March 31, 2009	645,214	$4.71	66,871	$2.55	6.4
Aggregate intrinsic value of vested awards at March 31, 2009	$1,361,848		$170,521

Collectively for all the option plans as of March 31, 2009, there were a total of 2,658,495 shares reserved which were comprised of outstanding 1,667,751equity award granted and 990,744 equity awards still available for future issuance.

Warrants

Celsion has warrants outstanding at March 31, 2009 enabling the holders thereof to purchase up to 23,334 shares of the Company’s Common Stock at a weighted average exercise price of $9.86 and a weighted average remaining life of 0.9 years.  At December 31, 2008, 96,789 warrants were outstanding of which 73,455 expired in the three months ended March 31, 2009.  No warrants were issued nor exercised during this same period.  The warrants were originally issued in exchange for consulting and financing services provided prior to 2007, including prior private placements of equity securities. Any compensation or other expense associated with these warrants was recognized prior to 2008 and no unrecognized expense existed at March 31, 2009 related to the warrants outstanding.

Note 9.  Licensing Agreements

In December 2008, the Company entered into a licensing agreement with Yakult Honsha (“Yakult”) under which Yakult was granted the exclusive right to commercialize and market ThermoDox® for the Japanese market.  Celsion was paid a $2.5 million up-front, non refundable licensing fee which was recorded as licensing revenue in the fourth quarter of 2008. Celsion has the potential to receive an additional $18 million upon receipt of marketing approval by the Japanese Ministry of Health, Labor and Welfare and has the potential to receive additional milestone payments tied to the achievement of certain levels of sales and approval for new indications. If marketing approval is obtained in Japan, Celsion will receive double digit escalating royalties on the sale ThermoDox® in Japan.  Celsion also will be the exclusive supplier of ThermoDox® to Yakult.

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

The Duke license agreement contains a license fee, royalty and/or research support provisions, testing and regulatory milestones, and other performance requirements that the Company must meet by certain deadlines with respect to the use of the licensed technologies. In conjunction with the patent holders, the Company intends to file international applications for certain of the United States patents.  For the year ended December 31, 2008, and thus far in 2009, the Company has not incurred any expense under this agreement but upon commercialization will be obligated to make royalty payments until the Duke patents expire.

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

Note 10. Note Payable

In July 2007, the Company entered into a Premium Finance Agreement with Flatiron Capital Corporation (“Flatiron”) whereby Flatiron funded certain insurance premiums in the amount of $1,313,250 on behalf of the Company. In exchange, the Company was required to make 21 installment payments of approximately $59,000 beginning in August 2007. Interest accrues at a rate of 5.98% on outstanding balances.  As of March 31, 2009, the outstanding balance owed was $59,117 and is expected to be paid in the second quarter of 2009.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements and terms such as “expect”, “anticipate”, “estimate”, “plan”, “believe” and words of similar import regarding the Company’s expectations as to the development and effectiveness of its technologies, the potential demand for our products, and other aspects of our present and future business operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, readers should specifically consider the various factors contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 including, without limitation, unforeseen changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing, capital structure, and other financial items; changes in approaches to medical treatment; introduction of new products by others; possible acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, competitors and regulatory authorities. These and other risks and uncertainties could cause actual results to differ materially from those indicated by such forward-looking statements, including those set forth in Part I,” Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Overview

Celsion Corporation (“Celsion” or the “Company” or “we”) is an innovative oncology drug development company focused on the development of treatments for those suffering with difficult to treat forms of cancer. We are working to develop and commercialize more efficient, effective, targeted chemotherapeutic oncology drugs based on our proprietary heat-activated liposomal technology. The promise of this drug technology is to maximize efficacy while minimizing side-effects common to cancer treatments.

Our lead product ThermoDox® is being evaluated in a Phase III clinical trial for primary liver cancer and a Phase II study for recurrent chest wall breast cancer. ThermoDox® is a liposomal encapsulation of doxorubicin, an approved and frequently used oncology drug for the treatment of a wide range of cancers.  Localized mild hyperthermia (39.5-42 degrees Celsius) releases the encapsulated doxorubicin from the liposome enabling high concentrations of doxorubicin to be deposited preferentially in a targeted tumor.

Celsion has also demonstrated feasibility for a product pipeline of cancer drugs that employ its heat activated liposomal technology in combination with known chemotherapeutics including docetaxel and carboplatin. We believe that our technology can improve efficacy and safety of anticancer agents whose mechanism of action and safety profile are well understood by the medical and regulatory communities. Our approach provides a comparatively cost effective, low risk approval pathway.  Additionally, we have formed a joint research agreement with Royal Phillips Electronics to evaluate the combination of Phillips’ high intensity focused ultrasound with Celsion’s ThermoDox® to determine the potential of this combination to treat a broad range of cancers.

Results of Operations

Comparison of Three Months Ended March 31, 2009 and 2008.

	Three Months Ended March 31, ($ amounts in 000’s)		Change
	2009	2008	$	%
Operating expenses:
Research and development	$2,943	$2,967	$(24)	(0.8)%
General and administrative	688	1,176	(488)	(41.5)%
Total operating expenses	$3,631	$4,143	$(512)	(12.4)%

Loss from operations	$(3,631)	$(4,143)	$(512)	(12.4)%

Comparison of the three months ended March 31, 2009 and 2008

Research and Development Expenses

Research and development expenses (“R&D”) decreased by $24 thousand from $2.967 million in the first quarter of 2008 to $2.943 million in the same period of 2009.   Costs associated with the recurrent chest wall breast cancer clinical trials increased, including the employee headcount associated with R&D.  This increase was offset by a decrease in the costs of liver cancer clinical trials.

General and Administrative Expenses

General and administrative expenses (“G&A”) decreased by $488 thousand, from $1.176 million in the first quarter of 2008 to $688 thousand in the same period of 2009.  In the first quarter of 2008, the Company recognized a write-down of a note receivable of $680 thousand.  This decrease is partially offset by an increase in business development costs of approximately $124 thousand and an increase in G&A salaries.

Interest income

Interest income decreased by $55 thousand from $76 thousand in the first quarter of 2008 to $21 thousand in the same period of 2009. The decrease is attributable to lower interest rates.

Interest expense

Interest expense was insignificant at $7 thousand in the first quarter of 2009 compared to $14 thousand in the same period of 2008.

Financial Condition, Liquidity and Capital Resources

Since inception, excluding the $15 million payments from Boston Scientific received in 2008 and to be received in June 2009, we have incurred negative cash flows from operations.  We have financed our operations primarily through the sale of equity and through the divestiture of the medical device business. Our expenses have significantly and regularly exceeded our revenues, and we have an accumulated deficit of $70.5 million at March 31, 2009.

At March 31, 2009 we had total current assets of $19.4 million (including cash and short term investments of $4.3 million) and current liabilities of $3.8 million, resulting in a working capital surplus of $15.6 million.  At December 31, 2008, we had total current assets of $22.8 million (including cash and short term investments of $7.5 million) and current liabilities of $3.9 million, resulting in a working capital surplus of $18.9 million.

Net cash used in operating activities for the quarter ended March 31, 2009 was $3.1 million.  The $3.1 million net cash requirement was funded from cash on hand and the $7.3 million short term investments held at the beginning of the year. Net cash used in financing activities was $176 thousand for the quarter ended March 31, 2009 which represents the payments made on notes payable.

At March 31, 2009, the Company had cash, cash equivalents and short term investments of $4.3 million and $15 million due from Boston Scientific in June 2009. The $19.3 million of cash resources is expected to be adequate to fund operations to mid 2010. The Company will need substantial additional capital to complete its clinical trials, obtain marketing approvals and to commercialize the products.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk.

Not required.

Item 4T. Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2009, which is the end of the period covered by this report, our disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15of the Securities Exchange Act of 1934, as amended that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WE HAVE A HISTORY OF SIGNIFICANT LOSSES FROM CONTINUING OPERATIONS AND EXPECT TO CONTINUE SUCH LOSSES FOR THE FORESEEABLE FUTURE.

Since Celsion’s inception, our expenses have substantially exceeded our revenues, resulting in continuing losses and an accumulated deficit of $70.5 million at March 31, 2009. For the quarter ended March 31, 2009, we incurred a loss from continuing operations of $3.6 million. Because we presently have no product revenues and we are committed to continuing our product research, development and commercialization programs, we will continue to experience significant operating losses unless and until we complete the development of ThermoDox® and other new products and these products have been clinically tested, approved by the FDA and successfully marketed.

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

As of March 31, 2009, we had approximately $4.3 million in cash, cash equivalents, and short term investments. We also had $15.0 million in receivables due to us from Boston Scientific in June 2009. Should Boston Scientific default on its obligations, we would need substantial additional funding in order to complete the development, testing and commercialization of our liver cancer and recurrent chest wall breast cancer treatment systems, as well as other potential new products. Other than the $15.0 million due from Boston Scientific, we do not have any committed sources of financing and cannot offer any assurances that alternate funding will be available in a timely manner, on acceptable terms or at all.

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

We currently have 19 full-time employees.  We rely, and expect to continue to rely, on third-party Clinical Research Organizations to conduct all of our clinical trials. Because we do not conduct our own clinical trials, we must rely on the efforts of others and cannot always control or predict accurately the timing of such trials, the costs associated with such trials or the procedures that are followed for such trials. We do not anticipate significantly increasing our personnel in the foreseeable future and therefore, expect to continue to rely on third parties to conduct all of our future clinical trials. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they do not carry out the trials in accordance with budgeted amounts, if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, or if they fail to maintain compliance with applicable government regulations and standards, our clinical trials may be extended, delayed or terminated or may become prohibitively expensive, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

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

OUR STOCK PRICE HAS BEEN, AND COULD BE, VOLATILE.

Market prices for our Common Stock and the securities of other medical, high technology companies have been volatile. Our Common Stock had a high price of $6.00 and a low price of $1.60 in the 52-week period ending March 31, 2009. Factors such as announcements of technological innovations or new products by us or by our competitors, government regulatory action, litigation, patent or proprietary rights developments and market conditions for medical and high technology stocks in general can have a significant impact on the market for our Common Stock.

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

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL.

Our Certificate of Incorporation and Bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable by authorizing the issuance of “blank check” preferred stock. This preferred stock may be issued by the Board of Directors (the “Board”), on such terms as it determines, without further stockholder approval. Therefore, the Board may issue such preferred stock on terms unfavorable to a potential bidder in the event that the Board opposes a merger or acquisition. In addition, our classified Board may discourage such transactions by increasing the amount of time necessary to obtain majority representation on the Board. We also have implemented a stockholder rights plan and distributed rights to our stockholders. When these rights become exercisable, these rights entitle their holders to purchase one share of our Series C Junior Participating Preferred Stock at a price of $66.90 per one ten-thousandth of a share of Series C Preferred Stock. If any person or group acquires more than 15% of our Common Stock, the holders of rights (other than the person or group crossing the 15% threshold) will be able to purchase, in exchange for the $66.90 exercise price, $133.80 of our Common Stock or the stock of any company into which we are merged. Because these rights may substantially dilute stock ownership by a person or group seeking to take us over without the approval of our Board, our rights plan could make it more difficult for a person or group to take us over (or acquire significant ownership interest in us) without negotiating with our Board regarding such a transaction. Certain other provisions of our Bylaws and of Delaware law may also discourage, delay or prevent a third party from acquiring or merging with us, even if such action were beneficial to some, or even a majority, of our stockholders.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6.    Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 12, 2009

CELSION CORPORATION
Registrant

By:	/s/ Michael H. Tardugno
Michael H. Tardugno
President and Chief Executive Officer

By:	/s/ Sean Moran
Sean Moran
Senior Vice President & Chief Financial Officer