Form 10-Q
period 2009-06-30
Celsion CORP
filed 2009-08-05
CIK 749647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

             Large accelerated filer ☐                                                                                              Accelerated filer  ☐

             Non-accelerated filer  ☐                                   Smaller reporting company  ☒
           (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No  ☒

As of August 4, 2009 the Registrant had 10,095,814 shares outstanding of Common Stock, $.01 par value per share.

PART I
 FINANCIAL INFORMATION
CELSION CORPORATION
BALANCE SHEETS
Item 1.     Financial Statements.
ASSETS	June 30, 2009 (Unaudited)	December 31, 2008
Current assets
Cash and cash equivalents	$12,114,783	$3,456,225
Short term investments available for sale	2,830,207	4,061,320
Due from Boston Scientific Corporation	-	15,000,000
Prepaid expenses and other receivables	148,156	305,888
Total current assets	15,093,146	22,823,433

Property and equipment (at cost less accumulated depreciation of $815,675 and $771,624, respectively)	226,700	222,638

Other assets
Deposits	750,800	362,651
Note receivable (net of allowance and discount of $1,128,821 at December 31, 2008)	-	221,179
Other assets	162,649	58,125
Total other assets	913,449	641,955

Total assets	$16,233,295	$23,688,026

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable - trade	$3,139,094	$1,186,511
Indemnity reserve	-	1,053,357
Other accrued liabilities	1,435,046	1,459,391
Note payable - current portion	-	234,735
Total current liabilities	4,574,140	3,933,994

Other liabilities – noncurrent	21,809	27,643
Total liabilities	4,595,949	3,961,637

Stockholders' equity
Common stock - $0.01 par value (250,000,000 shares authorized; 10,856,088 and 10,816,088 shares issued: 10,095,814 and 10,156,350 shares outstanding at June 30, 2009 and December 31, 2008, respectively)	108,561	108,161
Additional paid-in capital	89,737,617	89,183,549
Accumulated deficit	(75,132,162)	(66,923,972)
Subtotal	14,714,016	22,367,738
Less: Treasury stock, at cost (760,274 and 659,738 shares at June 30, 2009 and December 31, 2008, respectively)	(3,076,670)	(2,641,349)
Total stockholders' equity	11,637,346	19,726,389

Total liabilities and stockholders' equity	$16,233,295	$23,688,026

See accompanying notes to the financial statements.

CELSION CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating expenses:
Research and development	$4,229,715	$1,615,082	$7,172,442	$4,582,192
General and administrative	602,433	580,910	1,290,642	1,076,528
Total operating expenses	4,832,148	2,195,992	8,463,084	5,658,720
Loss from operations	(4,832,148)	(2,195,992)	(8,463,084)	(5,658,720)

Other income (expense):
Other income (expense)	322,950	(158,825)	322,943	(839,091)
Interest income	5,873	28,614	26,871	104,124
Interest expense	(88,098)	(103,963)	(94,920)	(118,321)
Total other income (expense), net	240,725	(234,174)	254,894	(853,288)

Net loss before income taxes	(4,591,423)	(2,430,166)	(8,208,190)	(6,512,008)

Income taxes	-	-	-	-

Net Loss	$(4,591,423)	$(2,430,166)	$(8,208,190)	$(6,512,008)

Basic and diluted net loss per common share	$(0.45)	$(0.24)	$(0.81)	$(0.64)

Basic and diluted weighted average shares outstanding	10,196,295	10,146,446	10,193,596	10,144,944

See accompanying notes to the financial statements.

CELSION CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2009	2008
Cash flows from operating activities
Net loss for the period	$(8,208,190)	$(6,512,008)
Non-cash items included in net loss:
Depreciation and amortization	44,051	62,695
Loss on disposal of assets	-	1,009
Accretion of discount on note receivable	-	(21,319)
Amortization of indemnity reserve	(1,053,357)	(1,053,357)
Stock based compensation - Options	448,768	493,401
Stock based compensation - Restricted Stock	105,700	52,685
Amortization of deferred license fee	3,750	3,750
(Reversal of) provision for bad debts	(322,416)	840,213
Net changes in:
Accounts receivable-trade	-	169,861
Due from Boston Scientific	15,000,000	15,000,000
Prepaid expenses and other receivables	157,732	11,790
Deposits and other assets	(388,149)	(498,621)
Accounts payable	1,952,583	(320,865)
Income taxes payable	-	(546,000)
Other accrued liabilities	(30,179)	(620,873)
Net cash provided by operating activities	7,710,293	7,062,361

Cash flows from investing activities
Purchases of short-term investments	(3,085,068)	(11,612,438)
Sales of short-term investments	4,316,181	3,001,597
Advances under Celsion Canada transition services agreement	-	(9,377)
Purchase of property and equipment	(48,113)	(7,931)
Net cash provided by (used in) investing activities	1,183,000	(8,628,149)

Cash flows from financing activities
Extension of warrants	-	400
Payments on note payable	(234,735)	(333,383)
Net cash used in financing activities	(234,735)	(332,983)

Net increase (decrease) in cash and cash equivalents	8,658,558	(1,898,771)
Cash and cash equivalents at beginning of period	3,456,225	2,937,373

Cash and cash equivalents at end of period	$12,114,783	$1,038,602

Cash paid for:
Interest	$94,920	$36,349

Income taxes	$-	$546,000

See accompanying notes to the financial statements.

CELSION CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2009 and 2008

Note 1.    Business Description

Celsion Corporation (“Celsion” or the “Company” or “we”) is an innovative oncology drug development company focused on the development of treatments for those suffering with difficult to treat forms of cancer. We are working to develop and commercialize more efficient, effective, targeted chemotherapeutic oncology drugs based on our proprietary heat-activated liposomal technology. The promise of this drug technology is to maximize efficacy of known therapeutics while minimizing side-effects common to cancer treatments.

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

Note 2.      Basis of Presentation

The accompanying unaudited financial statements of Celsion have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on March 27, 2009.

Further, in connection with preparation of the condensed consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (SFAS 165), the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 4, 2009.

Certain items in the prior period financial statements have been reclassified to conform to the current period presentation.

Note 3.    New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”).  The Board’s objective in issuing SFAS 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  SFAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   The Company does not believe the adoption of SFAS 166 will have a material impact on the Company’s financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  The Board’s objective in issuing SFAS 167 is to improve financial reporting by enterprises involved with variable interest entities. SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.  The Company does not believe the adoption of SFAS 167 will have a material impact on the Company’s financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (“SFAS 168”).  SFAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding Statement 162.

In June 2008, the FASB ratified Emerging Issue Task Force (EITF) Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock " (EITF 07-5). This issue provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  We have concluded that application of EITF 07-5 does not have a material impact on the Company’s financial statements.

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

For the three and six months ended June 30, 2009 and 2008, diluted loss per common share was the same as basic loss per common share as all options and warrants that were convertible into shares of the Company’s common stock were excluded from calculation of diluted earnings per share as their effect would have been anti-dilutive. The total number of outstanding warrants and options for the periods ended June 30, 2009 and 2008 were 1,747,785 and 1,833,841, respectively.

Note 5.    Short Term Investments Available For Sale

Short term investments available for sale of $2,830,207 and $4,061,320 as of June 30, 2009 and December 31, 2008, respectively, consist of commercial paper, corporate debt securities, and government agency debt securities.  Securities available for sale are evaluated periodically to determine whether a decline in their value is other than temporary.  The term “other than temporary” is not intended to indicate a permanent decline in value.  Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the security.  Management reviews criteria such as the magnitude and duration of the decline, as well as the reasons for the decline, to predict whether the loss in value is other than temporary.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

	June 30, 2009	December 31, 2008
Short term investments - at fair value

Bonds - government agencies	$309,718	$1,400,101
Bonds - corporate issuances	2,520,489	2,661,219
Total short-term investments, available for sale	$2,830,207	$4,061,320

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

	Total Short-term Investments	Quoted prices in active markets for identical assets (Level 1)

Short term investments available for sale at June 30, 2009	$2,830,207	$2,830,207

Short term investments available for sale at December 31, 2008	$4,061,320	$4,061,320

A summary of the cost and fair value of the Company’s short term investments is as follows:

	June 30, 2009		December 31, 2008
	Cost	Fair Value	Cost	Fair Value
Short term investments
Bonds - government agencies	$309,718	$309,718	$2,661,219	$2,661,219
Bonds - corporate issuances	2,520,489	2,520,489	1,400,101	1,400,101
Total investments available for sale	$2,830,207	$2,830,207	$4,061,320	$4,061,320

Maturities
Within 3 months	$1,054,447	$1,054,447	$2,962,978	$2,962,978
Between 3-12 months	1,775,760	1,775,760	1,098,342	1,098,342
Between 1-2 years	-	-	-	-
Total investments available for sale	$2,830,207	$2,830,207	$4,061,320	$4,061,320

Note 7. Note Receivable

In January, 2006, Celsion contributed to its wholly-owned subsidiary, Celsion (Canada) Limited (“Canada”), all of the Company’s assets relating to its Adaptive Phased Array (“APA”) microwave technology for the treatment of breast cancer. Also on that date, the Company entered into a Stock Purchase Agreement with the Company’s founder and former officer and director, Dr. Augustine Y. Cheung, whereby the Company sold to Dr. Cheung all of the issued and outstanding shares of capital stock of Canada for $20,000,000 as discussed below. The Company also agreed to provide certain services to Canada pursuant to a Transition Services Agreement between the Company and Canada.

Under the Stock Purchase Agreement, all of the capital stock of Canada was transferred to Dr. Cheung in exchange for a promissory note made by Dr. Cheung in favor of the Company in the principal amount of $1,500,000 to be paid over a period of up to 78 months and secured by a pledge of 100,536 restricted shares of Celsion common stock owned by Dr. Cheung and his wife and the commitment of Canada, including its successors, to pay a 5% royalty on the net sales of Canada up to $18,500,000.  In November 25, 2008, Medifocus, Inc. (“Medifocus”), a company listed on the a Toronto Exchange Company (TSXV-MFS), announced that it completed a transaction with Canada to purchase 100% of the issued and outstanding shares of Canada.

The terms of the note receivable from Dr. Cheung only specify an interest charge in the event that scheduled payments are in arrears.  The $1,500,000 note was therefore discounted at the prime rate in effect January 16, 2006 (7.25%) plus 1.0%, or 8.25%, and the balance, net of discount, of $1,146,428 was recorded in the financial statements above.  Interest income based on this receivable of $21,320 and $40,045 was recorded for the three and six months ended June 30, 2008, respectively.  No interest income was recognized during the three or six months ended June 30, 2009.

The Company previously evaluated the likelihood that the receivable would be fully collected and as a result, an allowance was placed against the note to reduce the balance to the estimated net realizable value of the collateral underlying the note. As of December 31, 2008 and March 31, 2009, the Company reduced the carrying value of the note to $221,179. In June 2009, the Company’s management determined the note was uncollectable, wrote the balance of $221,179 off and retained the 100,536 restricted shares of Celsion common stock pledged as collateral.  The restricted Celsion common stock was valued at $435,321, or $4.33 per share, and has been classified as treasury stock on the Balance Sheet.  The treasury stock’s cost value of $435,321 exceeded the net carrying value of the $221,179 note receivable and the Company recorded the difference of $214,142 as other income.

Note 8.    Other Assets

In June 2009 the Company recorded an amount due of $108,373 from Medifocus in other assets and other income which reflects the estimated net realizable value of 903,112 equity units of Medifocus (each equity unit represents one common share of stock and one warrant to purchase one common share of stock).  The ending trade value of Medifocus common stock on June 30, 2009 was $0.18 CDN, or $0.17 USD per share.  Medifocus is obligated to deliver the 903,112 equity units to Celsion as a result of a March 2006 amendment to the Transition Services Agreement between Celsion Canada and Celsion.

Note 9.     Stock Based Compensation

Treasury Stock

In 2007, the Company purchased 659,738 shares of its Common Stock that was held by Boston Scientific Corporation. The purchase price was $2.64 million, which was $4.00 per share. The Treasury Stock was accounted for under the cost method and is shown as a reduction of stockholders’ equity.  See Note 7 regarding the restricted shares of Celsion common stock pledged as collateral which the Company retained.

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

2007 Stock Incentive Plan

In 2007, the Company adopted the Celsion Corporation 2007 Stock Incentive Plan (the “2007 Plan”) under which 1,000,000 shares was authorized for issuance. The purpose of the 2007 Plan is to promote the long-term growth and profitability of the Company by providing incentives to improve stockholder value and enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility.  The 2007 Plan permits the granting of equity awards in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, and performance awards, or in any combination of the foregoing.

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

The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Six months ended June 30, 2009	Six months ended June 30, 2008

Risk-free interest rate	1.21% to 2.17%	2.18% to 2.81%
Expected volatility	72.3% to 77.2%	281% to 283%
Expected life (in years)	2.7 to 6.25	6.0
Expected forfeiture rate	0% to 10%	0% to 10%
Expected dividend yield	0.00%	0.00%

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

Total compensation cost charged related to employee stock options and restricted stock awards was $255,199 and $255,243 for the three months ended June 30, 2009 and 2008, respectively and was $554,468 and $546,086 for the six months ended June 30, 2009 and 2008, respectively.  No compensation cost related to share-based payments arrangements was capitalized as part of the cost of any asset at June 30, 2009 and 2008.

A summary of the Company’s Common Stock options and restricted stock awards are follows:

Equity Awards	Stock Options		Restricted Stock Awards		Weighted Average Contractual Terms of Equity Awards (in years)
	Options Awarded	Weighted Average Exercise Price	Restricted Stock Awarded	Weighted Average Grant Date Fair Value
Equity awards outstanding at December 31, 2008	1,255,880	$4.38	89,500	$2.76
Equity awards granted	430,000	$2.88	60,600	$3.09
Equity awards issued/exercised	-	-	(15,000)	$2.88
Equity awards forfeited/cancelled/expired	(43,900)	$5.39	-	-
Equity awards outstanding at June 30, 2009	1,641,980	$3.96	135,100	$2.90	8.16
Aggregate intrinsic value of outstanding awards at June 30, 2009	$1,641,103		391,304
Equity awards exercisable June 30, 2009	632,064	$4.68	-	-	7.28
Aggregate intrinsic value of vested awards at June 30, 2009	$482,290

Collectively for all the option plans as of June 30, 2009, there were a total of 2,708,624 shares reserved which were comprised of outstanding 1,777,080 equity award granted and 931,544 equity awards still available for future issuance.

As of June 30, 2009, there was $2.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.3 years. The weighted average grant-date fair values of the options granted during the six months ended June 30, 2009 was $2.88 and the weighted average grant-date fair values of the restricted stock awards during the six months ended June 30, 2009 was $2.68.

Warrants

Celsion has warrants outstanding at June 30, 2009 enabling the holders thereof to purchase up to 23,334 shares of the Company’s Common Stock at a weighted average exercise price of $9.86 and a weighted average remaining life of 0.7 years.  At December 31, 2008, 96,789 warrants were outstanding of which 73,455 expired in the six months ended June 30, 2009.  No warrants were issued nor exercised during this same period.  The warrants were originally issued in exchange for consulting and financing services provided prior to 2007, including prior private placements of equity securities. Any compensation or other expense associated with these warrants was recognized prior to 2008 and no unrecognized expense existed at June 30, 2009 related to the warrants outstanding.

Note 10.  Licenses of Intellectual Property and Patents

On November 10, 1999, the Company entered into a license agreement with Duke University under which the Company received worldwide exclusive rights (subject to certain exceptions) to commercialize and use Duke’s thermally sensitive liposome technology. The license agreement contains annual royalty and minimum payment provisions due on net sales.  The agreement also required milestone-based royalty payments measured by various events, including product development stages, FDA applications and approvals, foreign marketing approvals and achievement of significant sales. However, in lieu of such milestone-based cash payments, Duke agreed to accept shares of the Company’s Common Stock to be issued in installments at the time each milestone payment is due, with each installment of shares to be calculated at the average closing price of the Common Stock during the 20 trading days prior to issuance. The total number of shares issuable to Duke under these provisions is subject to adjustment in certain cases, and Duke has piggyback registration rights for public offerings taking place more than one year after the effective date of the license agreement. On January 31, 2003, the Company issued 253,691 shares of Common Stock to Duke University valued at $2.2 million as payment for milestone based royalties under this license agreement.  An amendment to the Duke license agreement contains certain development and regulatory milestones, and other performance requirements that the Company has met with respect to the use of the licensed technologies. The Company will be obligated to make royalty payments to Duke upon commercialization, until the last of the Duke patents expire.  For the three and six months ended June 30, 2009 and 2008, the Company has not incurred any expense under this agreement.

Under the Nov. 10, 1999 license agreement with Duke, the Company has rights to the thermally sensitive liposome technology, including Duke’s US patents covering the technology as well as all foreign counter parts and related pending applications.  Foreign counterpart applications have been issued in Europe, Hong Kong and Australia, have been allowed in Canada and remain pending in Japan.  The European patent has been validated in Austria, Belgium, France, Germany, Great Britain, Italy, Luxembourg, Monaco, Spain and Switzerland. In addition, the Duke license agreement provides the Company with rights to multiple issued and pending US patents related to the formulation and use of heat sensitive liposomes. The Company’s rights under the license agreement with Duke University extend for the life of the last-to-expire of the licensed patents.

The Company has licensed from Valentis, CA certain global rights covering the use of pegylation for temperature sensitive liposomes.

In addition to the rights available to the Company under completed or pending license agreements, the Company is actively pursing patent protection for technologies developed by the Company.  Among these patents is a family of pending US and international patent applications which seek to protect the Company’s proprietary method of storing ThermoDox® which is critical for world wide distribution channels.

The Company has received a registered trade mark on ThermoDox® in the United States.  In addition, the Company has filed for trademark protection for ThermoDox® in the European Communities, plus over twenty five additional countries world-wide.

Finally, through proprietary information agreements with employees, consultants and others, the Company seeks to protect its own proprietary know-how and trade secrets. The Company cannot offer assurances that these confidentiality agreements will not be breached, that the Company will have adequate remedies for any breach, or that these agreements, even if fully enforced, will be adequate to prevent third-party use of the Company’s proprietary technology. Similarly, the Company cannot guarantee that technology rights licensed to it by others will not be successfully challenged or circumvented by third parties, or that the rights granted will provide the Company with adequate protection.

Note 11.  ThermoDox® Licensing Agreement

In December 2008, the Company entered into a licensing agreement with Yakult Honsha (“Yakult”) under which Yakult was granted the exclusive right to commercialize and market ThermoDox® for the Japanese market.  Celsion was paid a $2.5 million up-front, non refundable licensing fee which was recorded as licensing revenue in the fourth quarter of 2008. Celsion has the potential to receive an additional $18 million upon receipt of marketing approval by the Japanese Ministry of Health, Labor and Welfare and additional milestone payments tied to the achievement of certain levels of sales and approval for new indications. If marketing approval is obtained in Japan, Celsion will receive double digit escalating royalties on the sale ThermoDox® in Japan.  Celsion also will be the exclusive supplier of ThermoDox® to Yakult.

Note 12. Note Payable

In July 2007, the Company entered into a Premium Finance Agreement with Flatiron Capital Corporation (“Flatiron”) whereby Flatiron funded certain insurance premiums in the amount of $1,313,250 on behalf of the Company. In exchange, the Company was required to make 21 installment payments of approximately $59,000 beginning in August 2007. Interest accrues at a rate of 5.98% on outstanding balances.  As of June 30, 2009, the outstanding balance was paid off.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements and terms such as “expect”, “anticipate”, “estimate”, “plan”, “believe” and words of similar import regarding the Company’s expectations as to the development and effectiveness of its technologies, the potential demand for our products, and other aspects of our present and future business operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, readers should specifically consider the various factors contained in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 including, without limitation, unforeseen changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing, capital structure, and other financial items; changes in approaches to medical treatment; introduction of new products by others; possible acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, competitors and regulatory authorities. These and other risks and uncertainties could cause actual results to differ materially from those indicated by such forward-looking statements, including those set forth in Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and Part I, ”Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Overview

Celsion Corporation (“Celsion” or the “Company” or “we”) is an innovative oncology drug development company focused on the development of treatments for those suffering with difficult to treat forms of cancer. We are working to develop and commercialize more efficient, effective, targeted chemotherapeutic oncology drugs based on our proprietary heat-activated liposomal technology. The promise of this drug technology is to maximize efficacy of known therapeutics while minimizing side-effects common to cancer treatments.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2009 and 2008.

	Three Months Ended June 30, ($ amounts in 000’s)		Increase
	2009	2008	$	%
Operating expenses:
Research and development	$4,230	$1,615	$2,615	162%
General and administrative	602	581	21	4%
Total operating expenses	$4,832	$2,196	$2,636	120%

Loss from operations	$(4,832)	$(2,196)	$2,636	120%

	Six Months Ended June 30, ($ amounts in 000’s)		Increase
	2009	2008	$	%
Operating expenses:
Research and development	$7,172	$4,582	$2,590	57%
General and administrative	1,291	1,077	214	20%
Total operating expenses	$8,463	$5,659	$2,804	50%

Loss from operations	$(8,463)	$(5,659)	$2,804	50%

Comparison of the three months ended June 30, 2009 and 2008

Research and Development Expenses

Research and development expenses (“R&D”) increased by $2.6 million from $1.6 million in the second quarter of 2008 to $4.2 million in the same period of 2009.  Costs associated with the liver cancer clinical trails increased by $1.6 million in the 2nd quarter of 2009 compared to the comparable period of 2008.  This was a result of increased patient enrollment and the Company’s transition to a new contract research organization managing the clinical liver trials.  Costs associated with the recurrent chest wall breast cancer clinical trials increased by $0.4 million in the 2nd quarter of 2009 compared to the comparable period of 2008 as a result of the start up of the second phase of clinical trials.  Costs associated with the manufacture of ThermoDox® increased by $0.6 million in the 2nd quarter of 2009 compared to the comparable period of 2008.

General and Administrative Expenses

No significant change occurred in the general and administrative expenses during the second quarter of 2009 compared to the same period of 2008.

Other Income, expense, net

Other income was $0.3 million for the second quarter 2009 compared to other expense of $0.2 million in the same period of 2008.  In 2008, the Company wrote down the carrying value of a note receivable.  In the second quarter of 2009, the Company wrote off this same note and the related fully reserved receivable, thereby partially reversing the reserves previously established.

Interest income

Interest income decreased by $23 thousand from $29 thousand in the second quarter of 2008 to $6 thousand in the same period of 2009. The decrease is attributable to lower interest rates.

Interest expense

Interest expense remained relatively unchanged at $0.1 million during the second quarter of 2009 compared to the same period of 2008.

Comparison of the six months ended June 30, 2009 and 2008

Research and Development Expenses

R&D increased by $2.6 million from $4.6 million in the first six months of 2008 to $7.2 million in the same period of 2009.  Costs associated with the liver cancer clinical trails increased by $1.5 million in the first six months of 2009 compared to the comparable period of 2008.  This was a result of increased patient enrollment and the Company’s transition to a new contract research organization managing the clinical liver trials.  Costs associated with the recurrent chest wall breast cancer clinical trials increased by $0.8 million in the first six months of 2009 compared to the comparable period of 2008 as a result of the start up of the second phase of clinical trials.  Costs associated with the manufacture of ThermoDox® for clinical trials increased by $0.1 million in the first six months of 2009 compared to the comparable period of 2008 as the Company produced more to meet the needs of the clinical trials.  Personnel costs associated with R&D increased by $0.2 million in the first six months of 2009 compared to the comparable period of 2008.

General and Administrative Expenses

Personnel costs associated with general and administrative expenses increased by $0.1 million and consulting expenses increased by $0.1 million in the first six months of 2009 compared to the comparable period of 2008.

Other Income, expense, net

Other income was $0.3 million for the six months ended June 30, 2009 compared to other expense of $0.8 million in the same period of 2008.  In 2008, the Company wrote down the carrying value of a note receivable.  In the second quarter of 2009, the Company wrote off this same note and the related fully reserved receivable, thereby partially reversing the reserves previously established.

Interest income

Interest income decreased by $77 thousand from $104 thousand in the first six months of 2008 to $27 thousand in the same period of 2009. The decrease is attributable to lower interest rates.

Interest expense

Interest expense remained relatively unchanged at $0.1 million during the second quarter of 2009 compared to the same period of 2008.

Financial Condition, Liquidity and Capital Resources

Since inception, excluding the net aggregate payments from Boston Scientific of $43 million ($13 million received in June 2007 and $15 million received in each of 2008 and 2009), we have incurred negative cash flows from operations.  We have financed our operations primarily through the sale of equity and through the divestiture of the medical device business. Our expenses have significantly and regularly exceeded our revenues, and we have an accumulated deficit of $75.5 million at June 30, 2009.

At June 30, 2009 we had total current assets of $15.1 million (including cash and short term investments of $14.9 million) and current liabilities of $4.6 million, resulting in a working capital surplus of $10.3 million.  At December 31, 2008, we had total current assets of $22.8 million (including cash and short term investments of $7.5 million) and current liabilities of $3.9 million, resulting in a working capital surplus of $18.9 million.

Net cash provided by operating activities for the six months ended June 30, 2009 was $7.7 million.  The $7.7 million in net cash from operations was mainly the result of the Company collecting $14.9 million from Boston Scientific (after providing a discount to Boston Scientific for early payment) and a $2.0 million increase in accounts payable.  These items offset the net loss of $8.2 million the Company incurred for the first six months of 2009.  Net cash used in financing activities was $234 thousand for the six months ended June 30, 2009 which represents the payments made on notes payable.

At June 30, 2009, the Company had cash, cash equivalents and short term investments of $14.9 million.  The $14.9 million of cash resources is expected to be adequate to fund operations at least through March 31, 2010 based on the current activity and expenditure level in the Company's clinical trials. The Company will need substantial additional capital to complete its clinical trials, obtain marketing approvals and to commercialize the products.

Item 3.   Quantitative and Qualitative Disclosure about Market Risk.

Not required.

Item 4.     Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2009, which is the end of the period covered by this report, our disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15of the Securities Exchange Act of 1934, as amended that occurred during the six months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WE HAVE A HISTORY OF SIGNIFICANT LOSSES FROM CONTINUING OPERATIONS AND EXPECT TO CONTINUE SUCH LOSSES FOR THE FORESEEABLE FUTURE.

Since Celsion’s inception, our expenses have substantially exceeded our revenues, resulting in continuing losses and an accumulated deficit of $75.5 million at June 30, 2009. For the six months ended June 30, 2009, we incurred a loss from continuing operations of $8.5 million. Because we presently have no product revenues and we are committed to continuing our product research, development and commercialization programs, we will continue to experience significant operating losses unless and until we complete the development of ThermoDox® and other new products and these products have been clinically tested, approved by the FDA and successfully marketed.

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

IF WE DO NOT RAISE ADDITIONAL CAPITAL, WE MAY NOT BE ABLE TO COMPLETE THE DEVELOPMENT, TESTING AND COMMERCIALIZATION OF OUR TREATMENT SYSTEMS.

As of June 30, 2009, we had approximately $14.9 million in cash, cash equivalents, and short term investments.  To complete the development and commercialization of our product, we will need to raise substantial amounts of additional capital.  We do not have any committed sources of financing and cannot offer any assurances that alternate funding will be available in a timely manner, on acceptable terms or at all.

In the event we can not raise additional capital,  we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through unfavorable arrangements with partners or others that may force us to relinquish rights to certain of our technologies, products or potential markets or that could impose onerous financial or other terms. Furthermore, if we cannot fund our ongoing development and other operating requirements, particularly those associated with our obligations to conduct clinical trials under our licensing agreements, we will be in breach of these licensing agreements and could therefore lose our license rights, which could have material adverse effects on our business.

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

OUR STOCK PRICE HAS BEEN, AND COULD BE, VOLATILE.

Market prices for our Common Stock and the securities of other medical, high technology companies have been volatile. Our Common Stock had a high price of $4.85 and a low price of $2.00 in the 52-week period ending June 30, 2009. Factors such as announcements of technological innovations or new products by us or by our competitors, government regulatory action, litigation, patent or proprietary rights developments and market conditions for medical and high technology stocks in general can have a significant impact on the market for our Common Stock.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

In 2006, the Company entered into a Stock Purchase Agreement with the Company’s founder and former officer and director, Dr. Augustine Y. Cheung, whereby the Company sold to Dr. Cheung all of the issued and outstanding shares of capital stock of Canada. Under the Stock Purchase Agreement, all of the capital stock of Canada was transferred to Dr. Cheung in exchange for a promissory note made by Dr. Cheung in favor of the Company and secured by a pledge of 100,536 restricted shares of Celsion common stock owned by Dr. Cheung.  In June 2009, the Company’s management determined the note was uncollectable and retained the 100,536 restricted shares of Celsion common stock pledged as collateral.  As of the date of this filing, the Company’s management did not have plans for this stock.

Period	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares Available for Purchase under Publicly Announced Programs
April 1 – April 30, 2009	—	—	—	—
May 1 – May 31, 2009	—	—	—	—
June 1 – 30, 2009	100,536	$4.33	—	—
Total	100,536	$4.33	—	—

Item 3.     Defaults Upon Senior Securities

None.

Item 4.             Submission of Matters to a Vote of Security Holders.

On May 15, 2009, the Company held its Annual Meeting of Stockholders (“Annual Meeting”).

PROPOSAL NO. 1: ELECTION OF DIRECTORS

At the Annual Meeting, the stockholders voted to re-elect Dr. Gary Pace to the Board of Directors, to serve as the Class II director, for a term of three years, until the Company’s annual meeting of stockholders in 2012 and until his successor is elected and shall have qualified.  The results of the voting on this matter were as follows:

Nominee	For	Withheld

Dr. Gary Pace	7,106,627	546,904

The terms of the Class I directors, Dr. Augustine Chow and Gregory Weaver, will expire with the election and qualification of directors at the annual meeting of the stockholders in 2011. The terms of the Class III directors, Dr. Max Link and Mr. Michael Tardugno, will expire with the election and qualification of directors at the annual meeting of the stockholders in 2010.

PROPOSAL NO. 2: AMENDMENT TO THE CERTIFICATE OF INCORPORATION OF THE COMPANY TO DECREASE THE COMPANY’S AUTHORIZED STOCK

At the Annual Meeting, the stockholders voted to approve an amendment to our Certificate of Incorporation to decrease the number of authorized shares of all classes of stock from 250,100,000 to 75,100,000 and the number of authorized shares of Common Stock from 250,000,000 to 75,000,000.  The results of the voting on this matter were as follows:

Votes For 7,426,673
Votes Against 202,054
Abstentions 33,321

PROPOSAL NO. 3: RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The stockholders voted to ratify the appointment of Stegman & Company as the Company’s Independent Public Accounting Firm for the fiscal year ending December 31, 2009. The results of the voting on this matter were as follows:

Votes For 7,547,323
Votes Against 72,885
Abstentions 33,321

Item 5.    Other Information

None.

Item 6.    Exhibits.

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

3.1.3
Certificate of Amendment of the Certificate of Incorporation effective and filed on February 27, 2006, incorporated herein by reference to Exhibit 3.3 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2006.

3.1.4	Certificate of Amendment of the Certificate of Incorporation of the Company effective July 1, 2009. (Filed herewith).

10.1
Asset Purchase Agreement, dated as of April 17, 2007, by and between Celsion Corporation and Boston Scientific Corporation, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed April 18, 2007.

10.2	First Amendment to the Asset Purchase Agreement, dated June 5, 2008, by and between Celsion Corporation and Boston Scientific Corporation. (Filed herewith).

10.3
Second Amendment to the Asset Purchase Agreement, dated June 2, 2009, by and between Celsion Corporation and Boston Scientific Corporation, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed June 2, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    August 5, 2009

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