Form 10-Q
period 2009-09-30
Celsion CORP
filed 2009-11-10
CIK 749647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:  001-15911

CELSION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-1256615
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10220-L Old Columbia Road	21076
Columbia, Maryland
(Address of principal executive offices)	(Zip Code)

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

As of November 9, 2009 the Registrant had 2,117,967 shares outstanding of Common Stock, $.01 par value per share.

PART I
 FINANCIAL INFORMATION
CELSION CORPORATION
BALANCE SHEETS
Item 1.     Financial Statements.
ASSETS	September 30, 2009 (Unaudited)	December 31, 2008
Current assets
Cash and cash equivalents	$12,098,472	$3,456,225
Short term investments available for sale	4,204,126	4,061,320
Due from Boston Scientific Corporation	-	15,000,000
Prepaid expenses and other receivables	439,568	305,888
Total current assets	16,742,166	22,823,433

Property and equipment (at cost less accumulated depreciation of $837,701 and $771,624, respectively)	204,674	222,638

Other assets
Deposits	744,038	362,651
Note receivable (net of allowance and discount of $1,128,821 at December 31, 2008)	-	221,179
Other assets	52,500	58,125
Total other assets	796,538	641,955

Total assets	$17,743,378	$23,688,026

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable - trade	$2,839,814	$1,186,511
Indemnity reserve	-	1,053,357
Other accrued liabilities	1,292,757	1,459,391
Note payable - current portion	-	234,735
Total current liabilities	4,132,571	3,933,994

Warrant liability	1,553,676	-
Other liabilities – noncurrent	18,893	27,643
Total liabilities	5,705,140	3,961,637

Stockholders' equity
Common stock - $0.01 par value (75,000,000 and 250,000,000 shares authorized; 12,874,241 and 10,816,088 shares issued: 12,113,967 and 10,156,350 shares outstanding at September 30, 2009 and December 31, 2008, respectively)	128,742	108,161
Additional paid-in capital	94,775,750	89,183,549
Accumulated deficit	(79,789,584)	(66,923,972)
Subtotal	15,114,908	22,367,738
Less: Treasury stock , at cost (760,274 and 659,738 shares at September 30, 2009 and December 31, 2008, respectively)	(3,076,670)	(2,641,349)
Total stockholders' equity	12,038,238	19,726,389

Total liabilities and stockholders' equity	$17,743,378	$23,688,026

See accompanying notes to the financial statements.

CELSION CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating expenses:
Research and development	$3,503,064	$3,839,951	$10,675,506	$8,422,143
General and administrative	1,223,709	509,794	2,514,351	1,586,322
Total operating expenses	4,726,773	4,349,745	13,189,857	10,008,465
Loss from operations	(4,726,773)	(4,349,745)	(13,189,857)	(10,008,465)

Other income (expense):
Other income (expense)	(100)	(57,287)	322,843	(896,377)
Interest income	9,619	81,419	36,490	185,543
Interest expense	-	(14,457)	(94,920)	(132,778)
Total other income (expense), net	9,519	9,675	264,413	(843,612)

Net loss before income taxes	(4,717,254)	(4,340,070)	(12,925,444)	(10,852,077)

Income taxes	-	-	-	-

Net Loss	$(4,717,254)	$(4,340,070)	$(12,925,444)	$(10,852,077)

Basic and diluted net loss per common share	$(0.47)	$(0.43)	$(1.27)	$(1.07)

Basic and diluted weighted average shares outstanding	10,117,750	10,149,055	10,166,360	10,146,339

See accompanying notes to the financial statements.

CELSION CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities
Net loss for the period	$(12,925,444)	$(10,852,077)
Non-cash items included in net loss:
Depreciation and amortization	66,077	90,038
Loss on disposal of assets	-	523
Accretion of discount on note receivable	-	(21,319)
Amortization of indemnity reserve	(1,053,357)	(1,575,365)
Stock based compensation - options	675,011	612,930
Stock based compensation - restricted stock	137,808	66,717
Amortization of patent license fee	5,625	5,625
Shares issued in exchange for services	-	14,720
(Reversal of) provision for bad debts	(214,142)	895,854
Net changes in:
Accounts receivable-trade	-	156,262
Due from Boston Scientific	15,000,000	15,000,000
Prepaid expenses and other receivables	(133,680)	115,805
Deposits and other assets	(381,387)	(219,134)
Accounts payable	1,653,303	606,711
Income taxes payable	-	(546,000)
Other accrued liabilities	(175,384)	(739,354)
Net cash provided by operating activities	2,654,430	3,611,936

Cash flows from investing activities
Purchases of short-term investments	(5,422,723)	(11,687,638)
Sales of short-term investments	5,339,749	6,515,226
Advances under Celsion Canada transition services agreement	-	(7,666)
Purchase of property and equipment	(48,113)	(47,535)
Net cash used in investing activities	(131,087)	(5,227,613)

Cash flows from financing activities
Net proceeds from equity offering	6,353,639	-
Extension of warrants	-	400
Payments on note payable	(234,735)	(503,840)
Net cash provided by (used in) financing activities	6,118,904	(503,440)

Net increase (decrease) in cash and cash equivalents	8,642,247	(2,119,117)
Cash and cash equivalents at beginning of period	3,456,225	2,937,373

Cash and cash equivalents at end of period	$12,098,472	$818,256

Cash paid for:
Interest	$94,920	$45,882

Income taxes	$-	$546,000

See accompanying notes to the financial statements.

CELSION CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2009 and 2008

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

Note 2.                      Basis of Presentation

The accompanying unaudited financial statements of Celsion have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on March 27, 2009.

Further, in connection with preparation of the condensed consolidated financial statements and in accordance with the FASB Accounting Standards Codification 855, Subsequent Events (ASC 855), the Company evaluated subsequent events after the balance sheet date of  September 30, 2009 through November 9, 2009.

Certain items in the prior period financial statements have been reclassified to conform to the current period presentation.

Note 3.  New Accounting Pronouncements

In May 2009, we adopted authoritative guidance issued by the FASB on subsequent events. The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Adoption of the new guidance did not materially impact the Company’s financial statements.

On July 1, 2009, the FASB's GAAP Codification became effective as the sole authoritative source of GAAP. This codification was issued under FASB Statement No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162." This Codification reorganizes current GAAP for non-governmental entities into a topical index to facilitate accounting research and to provide users additional assurance that they have referenced all related literature pertaining to a given topic. Existing GAAP prior to the Codification was not altered in compilation of the GAAP Codification. Statement 168 is effective for all interim and annual periods ending after September 15, 2009.

In October 2009, the FASB issued Accounting Standards Update ("ASU") Number 2009-13, "Revenue Recognition (ASC 605) Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force." This ASU establishes a new selling price hierarchy to use when allocating the sales price of a multiple element arrangement between delivered and undelivered elements. This ASU is generally expected to result in revenue recognition for more delivered elements than under current rules. We are required to adopt this ASU prospectively for new or materially modified agreements as of January 1, 2011. We are evaluating the impact of this ASU, but do not expect adoption to have a material impact on our financial statements.

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

For the three and nine months ended September 30, 2009 and 2008, diluted loss per common share was the same as basic loss per common share as all options, warrants and restricted stock awards that were convertible into shares of the Company’s common stock were excluded from calculation of diluted earnings per share as their effect would have been anti-dilutive. The total number of potentially dilutive common shares represented by outstanding warrants, options and restricted stock as of September 30, 2009 and 2008 were 3,142,978 and 2,057,080 respectively.

Note 5.                      Short Term Investments Available For Sale

Short term investments available for sale of $4,204,126 and $4,061,320 as of September 30, 2009 and December 31, 2008, respectively, consist of corporate debt securities, government agency debt securities and equity securities.  Securities available for sale are evaluated periodically to determine whether a decline in their value is other than temporary.  The term “other than temporary” is not intended to indicate a permanent decline in value.  Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the security.  Management reviews criteria such as the magnitude and duration of the decline, as well as the reasons for the decline, to predict whether the loss in value is other than temporary.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.   The Company had no such charge to its financial results in the three or nine months ended September 30, 2009.

	September 30,	December 31,
Short term investments - at fair value	2009	2008

Bonds - government agencies	$309,957	$1,400,101
Bonds - corporate issuances	3,730,390	2,661,219
Equity securities (see note 9)	163,779	-
Total short-term investments, available for sale	$4,204,126	$4,061,320

Note 6.                      Fair Values of Financial Instruments

FASB Statement No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) of identical assets or liabilities traded in active markets that the entity has the ability to access as of the measurement date.

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

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized exchanges (Level 1 inputs) or by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The company did not have any assets valued using the measuring criteria of Level 2 or Level 3.  Assets measured at fair value on a recurring basis are summarized below:

	Total Short-term Investments	Quoted prices in active markets for identical assets (Level 1)

Short term investments available for sale at September 30, 2009	$4,204,126	$4,204,126

Short term investments available for sale at December 31, 2008	$4,061,320	$4,061,320

A summary of the cost , fair value and maturities of the Company’s short term investments is as follows:

	September 30, 2009		December 31, 2008
	Cost	Fair Value	Cost	Fair Value
Short term investments
Bonds - government agencies	$309,957	$309,957	$1,400,101	$1,400,101
Bonds - corporate issuances	3,730,390	3,730,390	2,661,219	2,661,219
Subtotal bonds	4,040,347	4,040,347	4,061,320	4,061,320
Equity securities (see note 9)	108,373	163,779	-	-
Total investments available for sale	$4,148,720	$4,204,126	$4,061,320	$4,061,320

Bond maturities
Within 3 months	$1,459,533	$1,459,533	$2,962,978	$2,962,978
Between 3-12 months	2,165,944	2,165,944	1,098,342	1,098,342
Between 1-2 years	414,870	414,870	-	-
Total investments available for sale	$4,040,347	$4,040,347	$4,061,320	$4,061,320

Note 7: Prepaid Expenses

Under its ThermoDox® licensing agreement for the Japanese territory with Yakult Honsha (“Yakult”) (see Note 13), Yakult is obligated to fund all the development and clinical trial costs necessary to obtain regulatory approval in Japan.  Accordingly, Celsion will be reimbursed for Research and Development costs it incurrs in connection with Japanese patients treated in the global Phase III clinical trial. For the quarter ended September 30, 2010, Celsion has recorded a benefit of $449,651 on the Research and Development expense line of the Statement of Operations and of this amount, Celsion has invoiced and collected $90,721 from Yakult, with the balance of $358,830 recorded as a prepaid expense to be invoiced to Yakult.

Note 8. Note Receivable

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

Under the Stock Purchase Agreement, all of the capital stock of Canada was transferred to Dr. Cheung in exchange for a promissory note made by Dr. Cheung in favor of the Company in the principal amount of $1,500,000 to be paid over a period of up to 78 months and secured by a pledge of 100,536 restricted shares of Celsion common stock owned by Dr. Cheung and his wife and the commitment of Canada, including its successors, to pay a 5% royalty on the net sales of Canada up to $18,500,000.  In November 25, 2008, Medifocus, Inc. (“Medifocus”), a company listed on the Toronto Exchange Company (TSXV-MFS), announced that it completed a transaction with Canada to purchase 100% of the issued and outstanding shares of Canada.

The terms of the note receivable from Dr. Cheung only specify an interest charge in the event that scheduled payments are in arrears.  The $1,500,000 note was therefore discounted at the prime rate in effect January 16, 2006 (7.25%) plus 1.0%, or 8.25%, and the balance, net of discount, of $1,146,428 was recorded in the financial statements above.  Interest income based on this receivable of $21,320 and $40,045 was recorded for the three and nine months ended September 30, 2008, respectively.  No interest income was recognized during 2009.

The Company previously evaluated the likelihood that the receivable would be fully collected and as a result, an allowance was placed against the note to reduce the balance to the estimated net realizable value of the collateral underlying the note. As of December 31, 2008 and March 31, 2009, the Company reduced the carrying value of the note to $221,179. In June 2009, the Company’s management determined the note was uncollectable, wrote off the balance of $221,179 and retained the 100,536 restricted shares of Celsion common stock that was pledged as collateral.  The 100,536 shares of common stock were valued at $435,321, or $4.33 per share, and were transferred to treasury stock at cost.  The treasury stock’s cost value of $435,321 exceeded the net carrying value of the $221,179 note receivable and in June 2009 the Company recorded the difference of $214,142 as other income.

Note 9. Other Assets

In June 2009, the Company recorded in other assets and other income an amount due of $108,373 from Medifocus as a result of a March 2006 amendment to the Transition Services Agreement between Celsion Canada and Celsion. The $108,273 asset value reflected the estimated net realizable value of 903,112 equity units due from Medifocus (each equity unit represents one common share of stock and one warrant to purchase one common share of stock).  In the third quarter of 2009, Medifocus delivered 903,112 shares of common stock to Celsion and the value of this investment was reclassified from other assets to short investments.  See Footnotes 5 and 6 above.

Note 10. Equity (including warrants)

On September 30, 2009, the Company closed a registered direct offering with a select group of institutional investors that raised gross proceeds of $7.1 million and net proceeds of $6.4 million.  The Company sold 2,018,153 units at a price of $3.50 per unit. Each unit consisted of one share of common stock and a warrant to purchase 0.5 shares of common stock. The Company issued 2,018,153 shares of its common stock and warrants to purchase 1,009,076 shares of common stock. The warrants have an exercise price of $5.24 per share and are exercisable at any time on or after the six month anniversary of the date of issuance and on or prior to 66 months after the date of issuance. Under the terms of the warrants upon certain transactions, including a merger, tender offer or sale of all or substantially all of the assets of the Company, each warrant holder may elect to receive a cash payment in exchange for the warrant, in an amount determined by application of the Black-Scholes option valuation model. Accordingly, pursuant to Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities and Emerging Issues Task Force No. 00-19 (EITF 00-19), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the warrants are recorded as a liability and then marked to market each period through Statement of Operations in other income or expense. As of September 30, 2009, the Company recorded a warrant liability of $1.6 million based on the fair value offset by a reduction in additional-paid in-capital. At the end of each subsequent quarter, the Company will revalue the fair value of the warrants and the change in fair value will be recorded as a change to the warrant liability and the difference will be recorded through the Statement of Operations in other income or expense. The fair value of the warrants at September 30, 2009 was calculated using the Black-Scholes option-pricing model with the following assumptions:

September 30, 2009
Risk-free interest rate	2.75%
Expected volatility	77.4%
Expected life (in years)	3.25
Expected forfeiture rate	0%
Expected dividend yield	0.00%

Treasury Stock

In 2007, the Company purchased 659,738 shares of its Common Stock held by Boston Scientific Corporation. The purchase price was $2.64 million, which was $4.00 per share. The Treasury Stock was accounted for under the cost method and is shown as a reduction of stockholders’ equity.  During the second quarter of  2009, the Company retained collateral pursuant to an uncollectible notes receivable (see Note 8) of 100,536 shares of common stock that were transferred to treasury stock at a cost of $435,321, or $4.33 per share

Note 11. Stock Based Compensation

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

The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Risk-free interest rate	1.21% to 2.17%	2.18 to 3.54%
Expected volatility	72.3% to 77.2%	77.28% to 79.24%
Expected life (in years)	2.7 to 6.25	5.5 to 6.0
Expected forfeiture rate	0% to 10%	0% to 10%
Expected dividend yield	0.00%	0.00%

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

Total compensation cost charged related to employee stock options and restricted stock awards was $261,089 and $148,240 for the three months ended September 30, 2009 and 2008, respectively and was $812,819 and $694,276 for the nine months ended September 30, 2009 and 2008, respectively.  No compensation cost related to share-based payments arrangements was capitalized as part of the cost of any asset at June 30, 2009 and 2008.

A summary of the Company’s Common Stock options and restricted stock awards are follows:

	Stock Options		Restricted Stock Awards
Equity Awards	Options Awarded	Weighted Average Exercise Price	Restricted Stock Awarded	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Terms of Equity Awards (in years)
Equity awards outstanding at December 31, 2008	1,255,880	$4.38	89,500	$2.76
Equity awards granted	430,000	$2.88	60,600	$3.09
Equity awards issued/exercised	-	-	(15,000)	$2.88
Equity awards forfeited/cancelled/expired	(63,900)	$4.77	(5,000)	3.39
Equity awards outstanding at September 30, 2009	1,621,980	$3.97	130,100	$2.88	7.4
Aggregate intrinsic value of outstanding awards at September 30, 2009	$812,275		$456,651
Equity awards exercisable September 30, 2009	657,064	$4.74	-	-	7.0
Aggregate intrinsic value of vested awards at September 30, 2009	$251,350

Collectively for all the option plans as of September 30, 2009, there were a total of 2,708,624 shares reserved which were comprised of outstanding 1,752,080 equity award granted and 956,544 equity awards still available for future issuance.

As of September 30, 2009, there was $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.9 years. The weighted average grant-date fair values of the options granted during the nine months ended September 30, 2009 was $2.88 and the weighted average grant-date fair values of the restricted stock awards during the nine months ended September, 2009 was $3.09.

Warrants

At September 30, 2009, Celsion had outstanding warrants for the exercise of 1,032,410 shares of common stock. In addition to warrants for the exercise of 1,009,076 common shares that were issued in connection with the September 2009 financing  (see Note 10), the Company has warrants outstanding exercisable of for 23,334 shares of the common stock at a weighted average exercise price of $9.86 with a remaining weighted average  life of 0.4 years.  At December 31, 2008, warrants exercisable for 96,789 common shares were outstanding of which 73,455 expired during the nine months ended September 30, 2009.  No warrants were issued nor exercised during the nine months ended December 31, 2008.  The warrants exercisable for 23,334 shares were originally prior to 2007. The compensation expense associated with these warrants was recognized prior to 2008 and no unrecognized expense existed for the warrants outstanding at September 30, 2009.

Note 12.  Licenses of Intellectual Property and Patents

On November 10, 1999, the Company entered into a license agreement with Duke University under which the Company received worldwide exclusive rights (subject to certain exceptions) to commercialize and use Duke’s thermally sensitive liposome technology. The license agreement contains annual royalty and minimum payment provisions due on net sales.  The agreement also required milestone-based royalty payments measured by various events, including product development stages, FDA applications and approvals, foreign marketing approvals and achievement of significant sales. However, in lieu of such milestone-based cash payments, Duke agreed to accept shares of the Company’s Common Stock to be issued in installments at the time each milestone payment is due, with each installment of shares to be calculated at the average closing price of the Common Stock during the 20 trading days prior to issuance. The total number of shares issuable to Duke under these provisions is subject to adjustment in certain cases, and Duke has piggyback registration rights for public offerings taking place more than one year after the effective date of the license agreement. On January 31, 2003, the Company issued 253,691 shares of Common Stock to Duke University valued at $2.2 million as payment for milestone based royalties under this license agreement.  An amendment to the Duke license agreement contains certain development and regulatory milestones, and other performance requirements that the Company has met with respect to the use of the licensed technologies. The Company will be obligated to make royalty payments based on sales to Duke upon commercialization, until the last of the Duke patents expire.  For the three and nine months ended September 30, 2009 and 2008, the Company has not incurred any expense under this agreement and will not incur any future liabilities until commercial sales commence.

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

Note 13.  ThermoDox® Licensing Agreement

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

Note 14. Note Payable

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

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements and terms such as “expect”, “anticipate”, “estimate”, “plan”, “believe” and words of similar import regarding the Company’s expectations as to the development and effectiveness of its technologies, the potential demand for our products, and other aspects of our present and future business operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, readers should specifically consider the various factors contained in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 including, without limitation, unforeseen changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing, capital structure, and other financial items; changes in approaches to medical treatment; introduction of new products by others; possible acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, competitors and regulatory authorities. These and other risks and uncertainties could cause actual results to differ materially from those indicated by such forward-looking statements, including those set forth in Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and Part I,”Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Our lead product ThermoDox® is being evaluated in a Phase III clinical trial for primary liver cancer and a Phase II study for recurrent chest wall breast cancer. ThermoDox is a liposomal encapsulation of doxorubicin, an approved and frequently used oncology drug for the treatment of a wide range of cancers.  Localized mild hyperthermia (39.5-42 degrees Celsius) releases the encapsulated doxorubicin from the liposome enabling high concentrations of doxorubicin to be deposited preferentially in a targeted tumor.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2009 and 2008.

	Three Months Ended September 30, ($ amounts in 000’s)		Increase (Decrease)
	2009	2008	$	%
Operating expenses:
Research and development	$3,503	$3,840	$(337)	(9)%
General and administrative	1,224	510	714	140%
Total operating expenses	4,727	$4,350	377	9%

Loss from operations	$(4,727)	$(4,350)	$(377)	(9)%

	Nine Months Ended September 30, ($ amounts in 000’s)		Increase (Decrease)
	2009	2008	$	%
Operating expenses:
Research and development	$10,676	$8,422	$2,254	27%
General and administrative	2,514	1,586	928	59%
Total operating expenses	13,190	$10,008	3,182	32%

Loss from operations	$(13,190)	$(10,008)	$(3,182)	(32)%

Comparison of the three months ended September 30, 2009 and 2008

Research and Development Expenses

Research and development expenses decreased by $0.3 million to $3.5 million for the three months ended September 30, 2009 from $3.8 million for the three months ended September 30, 2009. For the quarter ended September 30, 2009, costs for the primary liver cancer clinical trial decreased by $0.3 million as compared to the same period in 2008.  Clinical trial costs for the recurrent chest wall breast cancer study increased by $0.2 million for the third quarter of 2009 as compared to the same period in 2008 as a result of the start up of this study during 2009.  Manufacturing costs for the production of ThermoDox for clinical trials decreased by $0.2 million in the third quarter of 2009 compared to the same period of 2008.

General and Administrative Expenses

General and administrative expenses increased by $0.7 million to $1.2 million for the third quarter of 2009 from $0.5 million in the same period of 2008. The $0.7 million increase is primarily the result of a $0.5 million non-cash benefit recorded in the third quarter of 2008 for a reduction in an indemnity reserve that was established when the Prolieve medical device assets were sold to Boston Scientific in 2007.  The indemnity reserve was fully amortized as of June 30, 2009 upon receipt of the final $15 million payment from Boston Scientific, therefore, for the third quarter of 2009, there was no similar non-cash expense benefit recorded.  During the third quarter of 2008, $0.5 million of the indemnity reserve was amortized.

Other Income, Expense, Net

Other income was insignificant in the third quarter 2009 compared to other expense of $0.1 million in the same period of 2008.  In 2008, the Company wrote down the carrying value of a note receivable.

Interest Income

Interest income was insignificant in the third quarter 2009 compared to interest income of $0.1 million in the same period of 2008. The decrease is attributable to lower interest rates.

Interest Expense

Interest expense was insignificant in the third quarters of 2009 and 2008.

Comparison of the nine months ended September 30, 2009 and 2008

Research and Development Expenses

Research and development expenses increased by $2.3 million to $10.7 million for the first nine months of 2009 from $8.4 million for the same period of 2008.  Clinical trial costs for the primary liver cancer study increased by $1.1 million for the first nine months of 2009 compared to the same period of 2008 due to start up costs for opening additional clinical trial sites, costs for treating patients and costs associated with the transition to a new contract research organization. Clinical trial costs for the recurrent chest wall breast cancer study increased by $0.8 million for the first nine months of 2009, compared to the same period of 2008 due to the start up of the clinical trial in 2009.  Manufacturing costs to produce ThermoDox for clinical trials increased by $0.5 million for the first nine months of 2009, compared to same period in 2008, due a higher production volume of ThermoDox to meet the needs of the clinical trials.

General and Administrative Expenses

General and administrative expenses increased by $0.9 million to $2.5 million for the first nine months of 2009 from $1.6 million for the same period of 2008. For the first nine months of 2009, costs increased by $0.5 million due to a reduction in a non-cash benefit from the amortization of the indemnity reserve, which was fully amortized as of June 30, 2009.   For the nine months ended September 30, 2009, $1.1 million of the indemnity reserve was amortized as compared to $1.6 million for the same period of 2008. Other factors increasing cost include an increase in non-cash stock compensation of $0.1 million, an increase in consulting expenses of $0.1 million and an increase in legal expenses of $0.1 million.

Other Income, Expense, Net

Other income was $0.3 million for the nine months ended September 30, 2009, compared to other expense of $0.9 million for the same period of 2008.  In 2008, the Company wrote down the carrying value of a note receivable by $0.9 million.  In the second quarter of 2009, the Company wrote off the note receivable and retained the collateral for this note. At the time of the retention of the collateral, its value increased by $0.2 million which was recorded in other income.

Interest Income

Interest income decreased by $149,000 from $185,000 in the first nine months of 2008 to $36,000 in the same period of 2009. The decrease is attributable to lower interest rates.

Interest Expense

Interest expense remained relatively unchanged at $0.1 million during the first nine months of 2009 compared to the same period of 2008.

Financial Condition, Liquidity and Capital Resources

Since inception, excluding the net aggregate payments from Boston Scientific of $43 million ($13 million received in June 2007 and $15 million received in each of 2008 and 2009), we have incurred negative cash flows from operations.  We have financed our operations primarily through the sale of equity and through the divestiture of the medical device business. On September 30, 2009, the Company closed a registered direct offering raising gross proceeds of approximately $7.1 million realizing net proceeds of $6.4 million.  Our expenses have significantly and regularly exceeded our revenues, and we have an accumulated deficit of $79.8 million at September 30, 2009.

At September 30, 2009 we had total current assets of $16.7 million (including cash and short term investments of $16.3 million) and current liabilities of $4.1 million, resulting in a working capital surplus of $12.6 million.  At December 31, 2008, we had total current assets of $22.8 million (including cash and short term investments of $7.5 million) and current liabilities of $3.9 million, resulting in a working capital surplus of $18.9 million.

Net cash provided by operating activities for the nine months ended September 30, 2009 was $2.7 million.  The $2.7 million in net cash from operations was mainly the result of the Company collecting $14.9 million from Boston Scientific and a $1.6 million increase in accounts payable.  These items offset the net loss from operations of $13.1 million the Company incurred for the first nine months of 2009.  Net cash provided by financing activities was $6.2 million for the nine months ended September 30, 2009 which represents net proceeds of $6.4 million from the September 30, 2009 sale of stock and warrants partially offset by $0.2 million payments made on notes payable.

At September 30, 2009, the Company had cash, cash equivalents and short term investments of $16.3 million.  The $16.3 million of cash resources is expected to be adequate to fund operations through the end of 2010. The Company will need substantial additional capital to complete its clinical trials, obtain marketing approvals and to commercialize its products.

Item 3.   Quantitative and Qualitative Disclosure about Market Risk.

Not required.

Item 4.    Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2009, which is the end of the period covered by this report, our disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended that occurred during the nine months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WE HAVE A HISTORY OF SIGNIFICANT LOSSES FROM CONTINUING OPERATIONS AND EXPECT TO CONTINUE SUCH LOSSES FOR THE FORESEEABLE FUTURE.

Since Celsion’s inception, our expenses have substantially exceeded our revenues, resulting in continuing losses and an accumulated deficit of $79.8 million at September 30, 2009. For the nine months ended September 30, 2009, we incurred a loss from continuing operations of $13.2 million. Because we presently have no product revenues and we are committed to continuing our product research, development and commercialization programs, we will continue to experience significant operating losses unless and until we complete the development of ThermoDox® and other new products and these products have been clinically tested, approved by the FDA and successfully marketed.

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

IF WE DO NOT RAISE ADDITIONAL CAPITAL, WE MAY NOT BE ABLE TO COMPLETE THE DEVELOPMENT, TESTING AND COMMERCIALIZATION OF OUR TREATMENT SYSTEMS.

As of September 30, 2009, we had approximately $16.3 million in cash, cash equivalents, and short term investments.  To complete the development and commercialization of our product, we will need to raise substantial amounts of additional capital.  We do not have any committed sources of financing and cannot offer any assurances that alternate funding will be available in a timely manner, on acceptable terms or at all.

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

We currently have 20 full-time employees. We rely, and expect to continue to rely, on third-party Clinical Research Organizations to conduct a significant portion of our clinical trials. Because of this, we must rely on the efforts of others and cannot always control or predict accurately the timing of such trials, the costs associated with such trials or the procedures that are followed for such trials. We do not anticipate significantly increasing our personnel in the foreseeable future and therefore, expect to continue to rely on third parties to conduct all of our future clinical trials. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they do not carry out the trials in accordance with budgeted amounts, if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, or if they fail to maintain compliance with applicable government regulations and standards, our clinical trials may be extended, delayed or terminated or may become prohibitively expensive, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

WE RELY ON A SOLE SOURCE FOR THE MANUFACTURING OF THERMODOX®. THE FAILURE OF THIS MANUFACTURER TO PROPERLY PERFORM ITS OBLIGATIONS TO SUPPLY THERMODOX® COULD HALT OR DELAY OUR CLINICAL TRIALS.

We are dependent on a single contract manufacturer to produce ThermoDox® for clinical trials. This contract manufacturer is subject to ongoing periodic inspection by the FDA and corresponding foreign agencies to ensure strict compliance with current good manufacturing practices and other governmental regulations and standards. We have limited control over our contract manufacturer and its ability to maintain adequate quality control, quality assurance and qualified personnel. We are in the process of establishing a second source manufacturer as a back up facility; however, we have not yet manufactured ThermoDox® at this second source manufacturer. Failure by our sole source contract manufacturer to produce ThermoDox® batches that meet specifications or failure to comply with or maintain any of the required international quality standards could adversely affect our ability to complete clinical trials and obtain regulatory approval for ThermoDox® and would adversely impact our business.

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

OUR STOCK PRICE HAS BEEN, AND COULD BE, VOLATILE.

Market prices for our Common Stock and the securities of other medical, high technology companies have been volatile. Our Common Stock had a high price of $5.18 and a low price of $2.00 in the 52-week period ending September 30, 2009. Factors such as announcements of technological innovations or new products by us or by our competitors, government regulatory action, litigation, patent or proprietary rights developments and market conditions for medical and high technology stocks in general can have a significant impact on the market for our Common Stock.

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information

None.

Item 6.    Exhibits.

10.1
Placement Agency Agreement dated September 25, 2009 among Celsion Corporation and Needham & Company, LLC., incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K of the Company, filed September 28, 2009.

10.2	Form of Common Stock Warrant, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company, filed September 28, 2009.

10.3	Form of Subscription Agreement, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed September 28, 2009.

10.4
Escrow Agreement by and between JPMorgan Chase Bank, N.A., Celsion Corporation, and Needham & Company, LLC., incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed September 28, 2009.

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

November 10, 2009

                                                                                     CELSION CORPORATION
                                                                                                Registrant

By: /s/ Michael H. Tardugno
Michael H. Tardugno
President and Chief Executive Officer

By: /s/ Sean Moran
Sean Moran
Senior Vice President & Chief Financial Officer