Form 10-Q/A
period 2009-09-30
Celsion CORP
filed 2009-11-19
CIK 749647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

As of November 9, 2009 the Registrant had 12,117,967 shares outstanding of Common Stock, $.01 par value per share.

EXPLANATORY NOTE:

This Amendment No. 1 (the "Amendment") to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed by Celsion Corporation, a Delaware corporation (the “Company”), with the United States Securities and Exchange Commission on November 10, 2009 (the “Quarterly Report”), is filed for the sole purpose of correcting the number of outstanding shares of the Company's common stock, $0.01 par value per share, listed on the cover page, which was inadvertently incorrect as the result of clerical error. The Company hereby amends the cover page of the Quarterly Report to indicate that the number of shares outstanding of the Company's common stock, $0.01 par value per share, as of November 9, 2009, was 12,117,967.

In addition, we are filing as exhibits certain currently dated certifications.

No other changes or updates are being made to the Quarterly Report.

This Amendment is limited in scope to the correction described above and does not amend, update, or change any other items or disclosures contained in the Quarterly Report. Accordingly, all other items that remain unaffected are omitted in this filing. Except as described in the preceding paragraphs, we do not purport by this Amendment to update any of the information contained in the Quarterly Report, which continues to speak as of the original date of the Quarterly Report.

PART II

OTHER INFORMATION

Part II of our Quarterly Report is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1.

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

November 18, 2009

    CELSION CORPORATION

                            By: /s/ Sean Moran
                            Name: Sean Moran
                            Title: Senior Vice President and Chief Financial Officer