Form 10-Q
period 2010-03-31
Celsion CORP
filed 2010-05-04
CIK 749647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCANGE ACT OF 1934

For the quarterly period ended March 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCANGE ACT OF 1934

For the transition period from ____________ to ____________

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

As of May 4, 2010 the Registrant had 12,227,177 shares outstanding of Common Stock, $.01 par value per share.

TABLE OF CONTENTS

	PART I: FINANCIAL INFORMATION
		Page(s)
Item 1.	Financial Statements and Notes (Unaudited)	3 - 12
	Balance Sheets	3
	Statements of Operations	4
	Statements of Cash Flows	5
	Notes to Financial Statements	6 - 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4T.	Controls and Procedures	15

	PART II: OTHER INFORMATION
		Page(s)
Item 1.	Legal Proceedings	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	[Removed and Reserved]	16
Item 5.	Other Information	16
Item 6.	Exhibits	16

	SIGNATURES	17

PART I
 FINANCIAL INFORMATION
Item 1.     Financial Statements.
CELSION CORPORATION
BALANCE SHEETS
ASSETS	March 31, 2010 (unaudited)	December 31, 2009
Current assets
Cash and cash equivalents	$4,113,880	$6,923,476
Short term investments available for sale	5,458,004	5,695,466
Refundable income taxes	-	806,255
Prepaid expenses and other receivables	858,026	695,021
Total current assets	10,429,910	14,120,218

Property and equipment (at cost, less accumulated depreciation of $922,648 and $881,278, respectively)	496,837	537,407

Other assets
Deposits and other assets	90,320	97,082
Patent licensing fees, net	48,750	50,625
Total other assets	139,070	147,707

Total assets	$11,065,817	$14,805,332

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable – trade	$2,303,984	$2,190,957
Other accrued liabilities	1,691,370	1,451,542
Note payable - current portion	111,932	108,332
Total current liabilities	4,107,286	3,750,831

Common stock warrant liability	2,391,510	821,891
Note payable – non-current portion	150,498	179,868
Other liabilities – noncurrent	10,453	16,948
Total liabilities	6,659,747	4,769,538

Stockholders' equity
Common stock - $0.01 par value (75,000,000 shares authorized; 12,978,417 and 12,895,174 shares issued and 12,218,143 and 12,134,900 shares outstanding at March 31, 2010 and December 31, 2009, respectively)	129,784	128,952
Additional paid-in capital	95,539,063	95,035,165
Accumulated other comprehensive income	78,760	68,173
Accumulated deficit	(88,264,867)	(82,119,826)
Subtotal	7,482,740	13,112,464
Less: Treasury stock - at cost (760,274 at March 31, 2010 and December 31, 2009)	(3,076,670)	(3,076,670)
Total stockholders' equity	4,406,070	10,035,794

Total liabilities and stockholders' equity	$11,065,817	$14,805,332

See accompanying notes to the financial statements.

CELSION CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating expenses:
Research and development	$3,275,295	$2,942,727
General and administrative	1,299,118	688,209
Total operating expenses	4,574,413	3,630,936

Loss from operations	(4,574,413)	(3,630,936)

Other (expense) income:
Other (expense) income	(14)	(7)
Loss from valuation of common stock warrant liability	(1,569,619)	-
Interest income	8,197	20,998
Interest expense	(9,192)	(6,822)
Total other (expense) income, net	(1,570,628)	14,169

Net loss before income taxes	(6,145,041)	(3,616,767)

Income taxes	-	-

Net Loss	$(6,145,041)	$(3,616,767)

Basic and diluted net loss per common share	$(0.50)	$(0.35)

Basic and diluted weighted average shares outstanding	12,185,537	10,190,489

See accompanying notes to the financial statements.

CELSION CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net loss for the period	$(6,145,041)	$(3,616,767)
Non-cash items included in net loss:
Depreciation and amortization	41,370	22,027
Amortization of indemnity reserve	-	(526,678)
Loss on valuation of common stock warrant	1,569,619	-
Stock based compensation - Options	315,929	226,471
Stock based compensation - Restricted Stock	170,741	72,843
Shares issued in exchange for services	18,060	-
Amortization of deferred license fee	1,875	1,875
Net changes in:
Refundable income taxes	806,255	-
Prepaid expenses and other receivables	(163,005)	144,732
Deposits and other assets	6,762	16,019
Accounts payable	113,027	675,025
Other accrued liabilities	233,333	(84,750)
Net cash used in operating activities	(3,031,075)	(3,069,203)

Cash flows from investing activities
Purchases of short-term investments	(1,710,930)	(1,253,290)
Sale of short-term investments	1,958,979	2,968,306
Purchase of property and equipment	(800)	(6,341)
Net cash provided by investing activities	247,249	1,708,675

Cash flows from financing activities
Payments on note payable	(25,770)	(175,618)
Net cash used by financing activities	(25,770)	(175,618)

Net decrease in cash and cash equivalents	(2,809,596)	(1,536,146)
Cash and cash equivalents at beginning of period	6,923,476	3,456,225

Cash and cash equivalents at end of period	$4,113,880	$1,920,079

Cash paid for:
Interest	$9,192	$6,882

See accompanying notes to the financial statements.

CELSION CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2010 and 2009

Note 1.   Business Description

Celsion Corporation, referred to herein as “Celsion”, “We”, or “the Company,” a Delaware corporation based in Columbia, Maryland, is an innovative oncology drug development company focused on improving treatment for those suffering with difficult to treat forms of cancer. We are working to develop and commercialize more efficient, effective, targeted chemotherapeutic oncology drugs based on our proprietary heat-activated liposomal technology.  Our lead product ThermoDox® is being tested in human clinical trials for the treatment of primary liver cancer and recurrent chest wall breast cancer.

Note 2.   Basis of Presentation

The accompanying unaudited financial statements of Celsion have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission on March 17, 2010.

Events and conditions arising subsequent to the most recent balance sheet date have been evaluated for their possible impact on the financial statements.  These events and conditions did not give rise to any information that required accounting recognition or disclosure in the financial statements other than those arising in the ordinary course of business.

Note 3.  New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's consolidated financial statements.

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

For the three months ended March 31, 2010 and 2009, diluted loss per common share was the same as basic loss per common share as all options and warrants that were convertible into shares of the Company’s common stock were excluded from calculation of diluted earnings per share as their effect would have been anti-dilutive. The total number of outstanding warrants and equity awards for the periods ended March 31, 2010 and 2009 were 3,383,643 and 1,796,785, respectively.

Note 5.  Short-Term Investments Available For Sale

Short-term investments available for sale of $5,458,004 and $5,695,466 as of March 31, 2010 and December 31, 2009, respectively, consist of commercial paper, corporate debt securities, and equity securities.  They are valued at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in Accumulated Other Comprehensive Income.

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

Short-term investments - at fair value	March 31, 2010	December 31, 2009
Bonds - corporate issuances	$5,276,614	$5,528,164
Equity securities	181,390	167,302
Total short-term investments, available for sale	$5,458,004	$5,695,466

A summary of the cost and fair value of the Company’s short-term investments is as follows:

	March 31, 2010		December 31, 2009
	Cost	Fair Value	Cost	Fair Value
Short-term investments
Bonds - corporate issuances	$5,276,614	$5,276,614	$5,528,164	$5,528,164
Equity securities	108,373	181,390	108,373	167,302
Total investments available for sale	$5,384,987	$5,458,004	$5,636,537	$5,695,466

Bond maturities
Within 3 months	$2,778,833	$2,778,833	$1,894,022	$1,894,022
Between 3-12 months	2,497,781	2,497,781	3,321,320	3,321,320
Between 1-2 years	-	-	312,822	312,822
Total	$5,276,614	$5,276,614	$5,528,164	$5,528,164

Note 6.  Fair Values Of Financial Instruments

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

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investments available for sale, March 31, 2010	$5,458,004	$5,276,614	$-	$181,390

Short-term investments available for sale, December 31, 2009	$5,695,466	$5,528,164	$-	$167,302

Liabilities:
Common stock warrants, March 31, 2010 (see Note 12)	$2,391,510	$-	$-	$2,391,510

Common stock warrants, December 31, 2009	$821,891	$-	$-	$821,891

Note 7. Prepaid Expenses

Under its ThermoDox® licensing agreement for the Japanese territory with Yakult Honsha (“Yakult”), Yakult is obligated to fund all the development and clinical trial costs necessary to obtain regulatory approval in Japan.  Accordingly, Celsion will be reimbursed for Research and Development costs it incurs in connection with Japanese patients treated in the global Phase III clinical trial. For the quarter ended March 31, 2010, Celsion has recorded an expense reimbursement of $140,523 on the Research and Development expense line of the Statement of Operations.   Celsion has invoiced $421,595 to Yakult as of March 31, 2010 which represents 50% reimbursement of of certain expenses already incurred and to be incurred.  Of this amount, $153,583 has been recorded as a liability for reimbursable expenses not yet occurred.  See Note 8 Other Accrued Liabilities.

Note 8.  Other Accrued Liabilities

Other accrued liabilities at March 31, 2010 and December 31,  2009 include the following:

	March 31, 2010	December 31, 2009
Amounts due to Contract Research Organizations and under other contractual agreements	$1,149,627	$1,122,370
Accrued payroll and related	321,518	262,396
Reimbursed expenses not yet incurred	153,583	-
Accrued professional fees	47,000	47,000
Other	20,000	19,776
Total	$1,691,728	$1,451,542

Note 9.   Note Payable

In October 2009, the Company financed $288,200 of lab equipment through a capital lease, with thirty monthly payments of $11,654 through April 2012.  During 2010, the Company made principle and interest payments totaling $34,962.

Note 10.  Stockholders’ Equity

Common Stock

On September 30, 2009, the Company closed a registered direct offering with a select group of institutional investors that raised gross proceeds of $7.1 million and net proceeds of $6.3 million.  The Company sold 2,018,153 units at a price of $3.50 per unit. Each unit consisted of one share of common stock and a warrant to purchase 0.5 shares of common stock. The Company issued 2,018,153 shares of its common stock and warrants to purchase 1,009,076 shares of common stock. The warrants have an exercise price of $5.24 per share and are exercisable at any time on or after the six month anniversary of the date of issuance and on or prior to 66 months after the date of issuance. Under the terms of the warrants, upon certain transactions, including a merger, tender offer or sale of all or substantially all of the assets of the Company, each warrant holder may elect to receive a cash payment in exchange for the warrant, in an amount determined by application of the Black-Scholes option valuation model. Accordingly, pursuant to ASC 815.40, Derivative Instruments and Hedging - Contracts in Entity’s Own Equity, the warrants are recorded as a liability and then marked to market each period through the Statement of Operations in other income or expense. As of September 30, 2009, the Company recorded a warrant liability of $1.6 million based on the fair value offset by a reduction in additional-paid in-capital. At the end of each subsequent quarter, the Company will revalue the fair value of the warrants and the change in fair value will be recorded as a change to the warrant liability and the difference will be recorded through the Statement of Operations in other income or expense.

The fair value of the warrants at March 31, 2010 and December 31, 2009 was $2.4 million and $0.8 million, respectively, calculated using the Black-Scholes option-pricing model with the following assumptions:

	March 31, 2010	December 31, 2009
Risk-free interest rate	2.56%	2.69%
Expected volatility	100.8%	58.9%
Expected life (in years)	2.5	2.6
Expected forfeiture rate	0%	0%
Expected dividend yield	0.00%	0.00%

Note 11. Stock-Based Compensation

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

The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Three months ended March 31, 2010	Three months ended March 31, 2009
Risk-free interest rate	2.48% – 3.24%	1.83%
Expected volatility	72.09% -72.8%	73%
Expected life (in years)	5 - 6	6
Expected forfeiture rate	10%	10%
Expected dividend yield	0.00%	0.00%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. The risk free interest rate is derived from values assigned to U.S. Treasury strips as published in the Wall Street Journal in effect at the time of grant. The model incorporates exercise, pre-vesting and post-vesting forfeiture assumptions based on analysis of historical data. The expected life of the fiscal 2010 and 2009 grants was generated using the simplified method as allowed under Securities and Exchange Commission Staff Accounting Bulletin No. 107.

Total compensation cost charged related to employee stock options and restricted stock awards amounted to $486,670 and $299,314 for the three months ended March 31, 2010 and 2009, respectively.  No compensation cost related to share-based payments arrangements was capitalized as part of the cost of any asset at March 31, 2010 and 2009.

As of March 31, 2010, there was $1.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.1 years. The weighted average grant-date fair values of the options granted during the three months ended March 31, 2010 was $2.94 and the weighted average grant-date fair values of the restricted stock awards during the three months ended March 31, 2009 was $1.75.

A summary of the Company’s Common Stock options and restricted stock awards are follows:

	Stock Options		Restricted Stock Awards
Equity Awards	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Contractual Terms of Equity Awards (in years)
Equity awards outstanding at December 31, 2009	1,641,979	$3.96	78,599	$3.06
Equity awards granted/issued	376,500	$2.94	58,243	$2.95
Equity awards issued/exercised	-	-	(83,243)	$2.83
Equity awards forfeited, cancelled or expired	(38,333)	$3.05	(17,666)	$2.91
Equity awards outstanding at March 31, 2010	1,980,146	$3.78	35,933	$3.48	7.5
Aggregate intrinsic value of outstanding awards at March 31, 2010	$2,099,960		$155,231
Equity awards exercisable at March 31, 2010	1,045,109	$4.21			6.5
Aggregate intrinsic value of vested awards at March 31, 2010	$960,375

Collectively for all the option plans as of March 31, 2010, there were a total of 2,519,621 shares reserved which were comprised of outstanding 2,016,079 equity award granted and 503,542 equity awards still available for future issuance.

In addition to the warrants discussed above in Note 12, the Company had warrants outstanding at December 31, 2009 enabling the holders thereof to purchase up to 23,334 shares of the Company’s Common Stock at a weighted average exercise price of $9.86. The warrants were issued in exchange for consulting and financing services provided in prior years, including prior private placements of equity securities. There was no compensation or other expense recorded for the three months ended March 31, 2010 or 2009 related to warrants outstanding.  These warrants expired in the first quarter of 2010.

Note 12. Warrants

A warrant liability was incurred as a result of warrants issued in the public offering during September 2009.  This liability is calculated at its fair market value using the Black-Scholes option-pricing model and is adjusted at the end of each quarter.  During the first quarter of 2010 the company recorded a non-cash charge of $1.6 million based on the change in this fair value from the end of the prior quarter.  The following is a summary of the changes in the common stock warrant liability for the three months ended March 31, 2010:

Beginning balance, January 1, 2010	$821,891
Issuances	-
Realized loss included in net loss	1,569,619
Ending balance, March 31, 2010	$2,391,510

The following is a summary of all warrant activity for the three months ended March 31, 2010:

Warrants	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,032,410	$5.34
Granted	-	-
Exercised	-	-
Canceled or expired	(23,334)	$9.86
Outstanding at March 31, 2010	1,009,076	$5.24	4.88	$-

Exercisable at March 31, 2010	1,009,076	$5.24	4.88	$-

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements and terms such as “expect”, “anticipate”, “estimate”, “plan”, “believe” and words of similar import regarding the Company’s expectations as to the development and effectiveness of its technologies, the potential demand for our products, and other aspects of our present and future business operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, readers should specifically consider the various factors contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 including, without limitation, unforeseen changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing, capital structure, and other financial items; changes in approaches to medical treatment; introduction of new products by others; possible acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, competitors and regulatory authorities. These and other risks and uncertainties could cause actual results to differ materially from those indicated by such forward-looking statements, including those set forth in Part I,” Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Results of Operations

Comparison of Three Months Ended March 31, 2010 and 2009.

	Three Months Ended March 31, ($ amounts in 000’s)		Change
	2010	2009		$	%
Operating expenses:
Research and development	$3,275	$2,943	$332		11.3%
General and administrative	1,299	688	611		88.8%
Total operating expenses	4,574	$3,631	943		26.0%

Loss from operations	$(4,574)	$(3,631)	$943		26.0%

Research and Development Expenses

Research and development expenses (“R&D”) increased by $0.4 million from $2.9 million in the first quarter of 2009 to $3.3 million in the same period of 2010.   Costs associated with the liver cancer clinical trials increased to $1.8 million in the first quarter of 2010 compared to $1.3 million in the same period of 2009.  This increase was offset by a decrease in the chest wall breast cancer clinical trials of $0.2 million in the first quarter of 2010 compared to the same period of 2009.

General and Administrative Expenses

General and administrative expenses (“G&A”) increased by $0.6 million, from $0.7 million in the first quarter of 2009 to $1.3 million in the same period of 2010.  The increase is primarily the result of a $0.5 million non-cash benefit recorded in the first quarter of 2009 for a reduction in an indemnity reserve that was established when the Company sold its medical device assets in 2007.

Other expense and income

A warrant liability was incurred as a result of warrants issued in a public offering in September 2009.  This liability is calculated at its fair market value using the Black-Scholes option-pricing model and is adjusted at the end of each quarter.  During the first quarter of 2010 the company recorded a non cash charge of $1.6 million based on the change in this fair value from the end of the prior quarter.

Financial Condition, Liquidity and Capital Resources

Since inception, excluding the net aggregate payments from Boston Scientific of $43 million ( $13 million in 2007 and $15 million received in each of 2008 and 2009), we have incurred negative cash flows from operations.  We have financed our operations primarily through the sale of equity and through the divestiture of the medical device business. Our expenses have significantly and regularly exceeded our revenues, and we have an accumulated deficit of $88.3 million at March 31, 2010.

At March 31, 2010 we had total current assets of $10.4 million (including cash and short term investments of $9.6 million) and current liabilities of $4.1 million, resulting in a working capital surplus of $6.3 million.  At December 31, 2009, we had total current assets of $14.1 million (including cash and short term investments of $12.6 million) and current liabilities of $3.8 million, resulting in a working capital surplus of $10.3 million.

Net cash used in operating activities for the quarter ended March 31, 2010 was $3.0 million.  The $3.0 million net cash requirement was funded from cash on hand and the $5.7 million short term investments held at the beginning of the year. Net cash used in financing activities was $26 thousand for the quarter ended March 31, 2010 which represents the payments made on notes payable.

At March 31, 2010, the Company had cash, cash equivalents and short term investments of $9.6 million which is expected to be adequate to fund operations into the first quarter of 2011. The Company will need substantial additional capital to complete its clinical trials, obtain marketing approvals and to commercialize the products.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.

Not required.

Item 4T.  Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2010, which is the end of the period covered by this report, our disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15of the Securities Exchange Act of 1934, as amended that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.             [Removed and Reserved]

Item 5.     Other Information.

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

May 4, 2010

                                                                                     CELSION CORPORATION
                                                                                                Registrant

By: /s/ Michael H. Tardugno
Michael H. Tardugno
President and Chief Executive Officer

By:        /s/ Timothy J. Tumminello
Timothy J. Tumminello
Controller and Interim Chief Accounting Officer