Form 10-Q
period 2010-06-30
Celsion CORP
filed 2010-08-03
CIK 749647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-15911

CELSION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-1256615
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

10220-L Old Columbia Road
Columbia, Maryland	21046
(Address of principal executive offices)	(Zip Code)
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

As of August 2, 2010, the Registrant had 12,267,177 shares of Common Stock, $.01 par value, outstanding.

CELSION CORPORATION
FORM 10-Q

PART I
 FINANCIAL INFORMATION
    Item 1.     FINANCIAL STATEMENTS
CELSION CORPORATION
BALANCE SHEETS
ASSETS	June 30, 2010 (unaudited)	December 31, 2009
Current assets:
Cash and cash equivalents	$2,745,141	$6,923,476
Short term investments	2,939,469	5,695,466
Refundable income taxes	-	806,255
Prepaid expenses and other	289,404	695,021
Total current assets	5,974,014	14,120,218

Property and equipment (at cost, less accumulated depreciation of $964,025 and $881,278, respectively)	455,460	537,407

Other assets:
Deposits and other assets	83,558	97,082
Patent licensing fees, net	46,875	50,625
Total other assets	130,433	147,707

Total assets	$6,559,907	$14,805,332

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,165,172	$2,190,957
Other accrued liabilities	1,468,179	1,451,542
Note payable - current portion	115,651	108,332
Total current liabilities	3,749,002	3,750,831

Common stock warrant liability	562,966	821,891
Note payable – non-current portion	120,152	179,868
Other liabilities – noncurrent	5,973	16,948
Total liabilities	4,438,093	4,769,538

Stockholders' equity:
Common stock, $0.01 par value (75,000,000 shares authorized; 13,027,451 and 12,895,174 shares issued and 12,267,177 and 12,134,900 shares outstanding at June 30, 2010 and December 31, 2009, respectively)	130,275	128,952
Additional paid-in capital	95,965,521	95,035,165
Accumulated other comprehensive (loss) income	(1,930)	68,173
Accumulated deficit	(90,895,382)	(82,119,826)
Subtotal	5,198,484	13,112,464
Less: Treasury stock, at cost (760,274 shares at June 30, 2010 and December 31, 2009)	(3,076,670)	(3,076,670)
Total stockholders' equity	2,121,814	10,035,794

Total liabilities and stockholders' equity	$6,559,907	$14,805,332

See accompanying notes to the financial statements.

CELSION CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating expenses:
Research and development	$3,439,302	$4,229,715	$6,714,597	$7,172,442
General and administrative	1,025,369	602,433	2,324,487	1,290,642
Total operating expenses	4,464,671	4,832,148	9,039,084	8,463,084

Loss from operations	(4,464,671)	(4,832,148)	(9,039,084)	(8,463,084)

Other income (expense):
Change in fair value of common stock warrants	1,828,544	-	258,925	-
Interest income	13,953	5,873	22,150	26,871
Interest expense	(8,336)	(88,098)	(17,528)	(94,920)
Other (expense) income	(5)	322,950	(19)	322,943
Total other income (expense), net	1,834,156	240,725	263,528	254,894

Net Loss	$(2,630,515)	$(4,591,423)	$(8,775,556)	$(8,208,190)

Net loss per common share – basic and diluted	$(0.22)	$(0.45)	$(0.72)	$(0.81)

Weighted average shares outstanding – basic and diluted	12,231,620	10,196,295	12,207,826	10,193,596

See accompanying notes to the financial statements.

CELSION CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(8,775,556)	$(8,208,190)
Non-cash items included in net loss:
Depreciation and amortization	82,747	44,051
Amortization of indemnity reserve	-	(1,053,357)
Change in fair value of common stock warrant liability	(258,925)	-
Stock based compensation - Options	536,422	448,768
Stock based compensation - Restricted Stock	239,197	105,700
Shares issued in exchange for services	18,060	-
Shares issued in connection with the CEFF	138,000	-
Reversal of provision for bad debts	-	(322,416)
Amortization of deferred license fee	3,750	3,750
Net changes in:
Refundable income taxes	806,255	-
Due from Boston Scientific	-	15,000,000
Prepaid expenses and other	405,617	157,732
Deposits and other assets	13,524	(388,149)
Accounts payable	(25,785)	1,952,583
Other accrued liabilities	5,662	(30,179)
Net cash (used in) provided by operating activities:	(6,811,032)	7,710,293

Cash flows from investing activities
Purchases of investment securities	(11,491,561)	(3,085,068)
Proceeds from sale/maturity of investment securities	14,177,455	4,316,181
Purchase of property and equipment	(800)	(48,113)
Net cash provided by investing activities	2,685,094	1,183,000

Cash flows from financing activities
Principal payments on note payable	(52,397)	(234,735)
Net cash (used by) financing activities	(52,397)	(234,735)

(Decrease) increase in cash and cash equivalents	(4,178,335)	8,658,558
Cash and cash equivalents at beginning of period	6,923,476	3,456,225

Cash and cash equivalents at end of period	$2,745,141	$12,114,783

Supplemental disclosures of cash flow information:
Interest paid	$17,528	$94,920

See accompanying notes to the financial statements.

CELSION CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock Outstanding			Treasury Stock		Accumulated Other Comp. Income
	Shares	Amount	Additional Paid–in Capital	Shares	Amount		Accumulated Deficit	Total
Balance at December 31, 2009	12,134,900	$128,952	$ 95,035,165	760,274	$(3,076,670)	$ 68,173	$(82,119,826)	$10,035,794
Shares issued under CEFF	40,000	400	137,600					138,000
Stock-based compensation expense related to employee stock options	-	-	536,422	-	-	-	-	536,422
Stock-based compensation expense related to restricted stock	-	-	239,197	-	-	-	-	239,197
Shares issued in exchange for services	6,000	60	18,000	-	-	-	-	18,060
Issuance of restricted stock upon vesting	86,277	863	(863)	-	-	-	-	-
Unrealized gain (loss) on investments	-	-	-	-	-	(70,103)	-	(70,103)
Net loss	-	-	-	-	-	-	(8,775,556)	(8,775,556)
Balance at June 30, 2010	12,267,177	$130,275	$ 95,965,521	760,274	$(3,076,670)	$ (1,930)	$(90,895,382)	$ 2,121,814

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

Note 2.   Basis of Presentation

The accompanying unaudited financial statements of Celsion have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three and six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission on March 17, 2010.

The preparation of financial statements in conformity with principles generally accepted in the United States, or GAAP, requires management to make judgments, estimates, and assumptions that affect the amount reported in the Company’s financial statements and accompanying notes.  Actual results could differ materially from those estimates.

Events and conditions arising subsequent to the most recent balance sheet date have been evaluated for their possible impact on the financial statements.  These events and conditions did not give rise to any information that required accounting recognition or disclosure in the financial statements other than those arising in the ordinary course of business.

Note 3.  New Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board ("FASB") provided updated guidance (1) on whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated, and how the consideration should be allocated; (2) requiring an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (3) eliminating the use of the residual method and requiring an entity to allocate revenue using the relative selling price method. The update is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company is currently evaluating the effect of this update to its accounting and reporting systems and processes; however, at this time the Company is unable to quantify the impact on its consolidated financial statements of its adoption or determine the timing and method of its adoption.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06 “Fair Value Measurements and Disclosures”.  This ASU amends the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this standard will not have a material effect on the Company's consolidated financial statements.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act were signed into law.  We are currently in the process of determining the effects, if any, of these new laws on the Company.

In April 2010, FASB issued ASU No. 2010-17, “Revenue Recognition—Milestone Method,” which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The ASU is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact, if any, on our financial condition and results of operations.

Note 4.  Net Loss per Share

Basic earnings per share is computed based upon the net loss available to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants and their equivalents are computed using the treasury stock method.

For the three and six months ended June 30, 2010 and 2009, diluted loss per common share was the same as basic loss per common share as all options and warrants that were convertible into shares of the Company’s common stock were excluded from calculation of diluted earnings per share as their effect would have been anti-dilutive. The total number of outstanding warrants and equity awards for the periods ended June 30, 2010 and 2009 were 3,498,109 and 1,747,785 common stock equivalent shares, respectively.

Note 5.  Short-Term Investments Available For Sale

Short-term investments available for sale of $2,939,469 and $5,695,466 as of June 30, 2010 and December 31, 2009, respectively, consist of commercial paper, corporate debt securities, and equity securities.  They are valued at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in Accumulated Other Comprehensive Income.

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

Short-term investments - at fair value	June 30, 2010	December 31, 2009
Bonds - corporate issuances	$2,829,109	$5,528,164
Equity securities	110,360	167,302
Total short-term investments, available for sale	$2,939,469	$5,695,466

A summary of the cost and fair value of the Company’s short-term investments is as follows:

	June 30, 2010		December 31, 2009
	Cost	Fair Value	Cost	Fair Value
Short-term investments
Bonds - corporate issuances	$2,829,109	$2,829,109	$5,528,164	$5,528,164
Equity securities	108,373	110,360	108,373	167,302
Total investments available for sale	$2,937,482	$2,939,469	$5,636,537	$5,695,466

Bond maturities
Within 3 months	$1,506,731	$1,506,731	$1,894,022	$1,894,022
Between 3-12 months	1,322,378	1,322,378	3,321,320	3,321,320
Between 1-2 years	-	-	312,822	312,822
Total	$2,829,109	$2,829,109	$5,528,164	$5,528,164

Note 6.  Fair Value Measurements

FASB Accounting Standards Codification (ASC) Section 820 (formerly SFAS No. 157, “Fair Value Measurements and Disclosures”, establishes a hierarchy for fair value measurements which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The common stock warrant liability has been valued using the Black-Scholes pricing model, the inputs of which are more fully described in Note 12 to the financial statements.

The following table presents information about assets and liabilities recorded at fair value on a recurring basis at June 30, 2010 and December 31, 2009 on the Company’s Balance Sheet:

	Total Carrying Value on the Balance Sheet	Quoted Prices In Active Markets For Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments available for sale, June 30, 2010	$2,939,469	$2,829,109	$-	$110,360

Short-term investments available for sale, December 31, 2009	$5,695,466	$5,528,164	$-	$167,302

Liabilities:
Common stock warrant liability, June 30, 2010 (see Note 12)	$562,966	$-	$-	$562,966

Common stock warrant liability, December 31, 2009	$821,891	$-	$-	$821,891

There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the six month period ended June 30, 2010.

Note 7. Prepaid Expenses

Under the Company’s ThermoDox® licensing agreement for the Japanese territory with Yakult Honsha (“Yakult”), Yakult is obligated to fund all the development and clinical trial costs necessary to obtain regulatory approval in Japan.  Accordingly, Celsion will be reimbursed for research and development costs it incurs in connection with Japanese patients treated in its global Phase III clinical trial. For the three and six months ended June 30, 2010, Celsion has recorded an expense reimbursement of $56,054 and $196,577, respectively, in the Research and Development expense line of the Statements of Operations.   In 2010, Celsion invoiced $421,595 to Yakult which represents 50% reimbursement of certain expenses already incurred and to be incurred as of June 30, 2010.  Of this amount, $97,529 has been recorded as a liability for reimbursable expenses not yet occurred at June 30, 2010.  See Note 8, Other Accrued Liabilities.

Note 8.  Other Accrued Liabilities

Other accrued liabilities at June 30, 2010 and December 31, 2009 include the following:

	June 30, 2010	December 31, 2009
Amounts due to Contract Research Organizations and under other contractual agreements	$1,028,269	$1,122,370
Accrued payroll and related benefits	275,635	262,396
Reimbursed expenses not yet incurred	97,529	-
Accrued professional fees	47,000	47,000
Other	19,746	19,776
Total	$1,468,179	$1,451,542

Note 9.  Note Payable

In October 2009, the Company financed $288,200 of lab equipment through a capital lease, with thirty monthly payments of $11,654 through April 2012.  During 2010, the Company made principal and interest payments totaling $69,924.

Note 10.  Stockholders’ Equity

Common Stock

The Company filed with the Securities and Exchange Commission a $50 million shelf registration statement on Form S-3 that allows the Company to issue any combination of common stock, preferred stock or warrants to purchase common stock or preferred stock.  This shelf registration was declared effective on April 17, 2009.  On September 30, 2009, pursuant to the April 17, 2009 shelf registration statement, the Company closed a registered direct offering with a select group of institutional investors that raised gross proceeds of $7.1 million and net proceeds of $6.3 million.  The Company sold 2,018,153 units at a price of $3.50 per unit. Each unit consisted of one share of common stock and a warrant to purchase 0.5 shares of common stock. The Company issued 2,018,153 shares of its common stock and warrants to purchase 1,009,076 shares of common stock. The warrants have an exercise price of $5.24 per share and are exercisable at any time on or after the six month anniversary of the date of issuance and on or prior to 66 months after the date of issuance. Under the terms of the warrants, upon certain transactions, including a merger, tender offer or sale of all or substantially all of the assets of the Company, each warrant holder may elect to receive a cash payment in exchange for the warrant, in an amount determined by application of the Black-Scholes option valuation model. Accordingly, pursuant to ASC 815.40, Derivative Instruments and Hedging - Contracts in Entity’s Own Equity , the warrants are recorded as a liability and then marked to market each period through the Statement of Operations in other income or expense. As of September 30, 2009, the Company recorded a warrant liability of $1.6 million based on the fair value offset by a reduction in additional-paid in-capital. At the end of each subsequent quarter, the Company will revalue the fair value of the warrants and the change in fair value will be recorded as a change to the warrant liability and the difference will be recorded through the Statement of Operations in other income or expense.

The fair value of the warrants at June 30, 2010 and December 31, 2009 was $0.6 million and $0.8 million, respectively, calculated using the Black-Scholes option-pricing model with the following assumptions:

	June 30, 2010	December 31, 2009
Risk-free interest rate	1.79%	2.69%
Expected volatility	53.3%	58.9%
Expected life (in years)	2.4	2.6
Expected forfeiture rate	0%	0%
Expected dividend yield	0.00%	0.00%

Committed Equity Financing Facility (CEFF)

On June 17, 2010, we entered into a Committed Equity Financing Facility (CEFF) with Small Cap Biotech Value Ltd. (SCBV).  The CEFF provides that, upon the terms and subject to the conditions set forth therein, SCBV is committed to purchase up to $15.0 million worth of our shares of common stock over the 24-month term of the CEFF under certain specified conditions and limitations, provided that in no event may we sell under the CEFF more than 2,404,434 shares of common stock, which is equal to one share less than 20% of our outstanding shares of common stock on June 17, 2010, the closing date of the CEFF, less the number of shares of common stock we issued to SCBV on the closing date as Commitment Shares (described below).  Furthermore, in no event shall SCBV purchase any shares of our common stock which, when aggregated with all other shares of our common stock then beneficially owned by SCBV, would result in the beneficial ownership by SCBV of more than 9.9% of the then outstanding shares of our common stock.  These maximum share and beneficial ownership limitations may not be waived by the parties.

From time to time over the term of the CEFF, in the Company’s sole discretion, we may present SCBV with draw down notices requiring SCBV to purchase a specified dollar amount of shares of our common stock, based on the price per share over 10 consecutive trading days (the “Draw Down Period”), with the total dollar amount of each draw down subject to certain agreed-upon limitations based on the market price of our common stock at the time of the draw down or, if we determine in our sole discretion, a percentage of the daily trading volume of our common stock during the Draw Down Period.  We are able to present SCBV with up to 24 draw down notices during the term of the CEFF, with only one such draw down notice allowed per Draw Down Period and a minimum of five trading days required between each Draw Down Period.

Once presented with a draw down notice, SCBV is required to purchase a pro rata portion of the shares on each trading day during the trading period on which the daily volume weighted average price for our common stock exceeds a threshold price determined by us for such draw down.  The per share purchase price for these shares equals the daily volume weighted average price of our common stock on each date during the Draw Down Period on which the shares are purchased, less a discount ranging from five percent to six percent, based on a minimum price we specify.  If the daily volume weighted average price of our common stock falls below the threshold price on any trading day during a Draw Down Period, the CEFF provides that SCBV will not be required to purchase the pro-rata portion of shares of common stock allocated to that day.  The obligations of SCBV under the CEFF to purchase shares of our common stock may not be transferred to any other party.

In partial consideration for SCBV's execution and delivery of the CEFF, we issued to SCBV 40,000 shares of our common stock (the “Commitment Shares”).  The issuance of the Commitment Shares, together with all other shares of common stock issuable to SCBV pursuant to the terms of the CEFF, is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) and Regulation D under the Securities Act.

SCBV has agreed that during the term of the CEFF, neither SCBV nor any of its affiliates will, directly or indirectly, intentionally engage in any short sales involving our securities or grant any option to purchase, or acquire any right to dispose of or otherwise dispose for value of, any shares of our common stock or any securities convertible into or exercisable or exchangeable for any shares of our common stock, or enter into any swap, hedge or similar agreement that transfers, in whole or in part, the economic risk of ownership of any shares of our common stock, provided that SCBV will not be prohibited from selling “long” (as defined under Rule 200 promulgated under Regulation SHO under the Exchange Act of 1934, as amended (the “Exchange Act”), shares of our common stock that are or may be purchased under the CEFF and the Commitment Shares or engaging in transactions relating to any of the shares of our common stock that it is obligated to purchase under a pending draw down notice.

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

2007 Stock Incentive Plan

In 2007, the Company adopted the Celsion Corporation 2007 Stock Incentive Plan (the “2007 Plan”) under which 1,000,000 shares were authorized for issuance. The purpose of the 2007 Plan is to promote the long-term growth and profitability of the Company by providing incentives to improve stockholder value and enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility.  The 2007 Plan permits the granting of equity awards in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, and performance awards, or in any combination of the foregoing.  At the Annual Meeting of Stockholders of Celsion held on June 25, 2010, the stockholders approved an amendment to the Plan.  The only material difference between the existing Plan and the amended Plan is the number of shares of common stock available for issuance under the amended Plan is increased by 1,000,000 to a total of 2,000,000 shares.

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

The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Six months ended June 30, 2010	Six months ended June 30, 2009
Risk-free interest rate	2.44% – 3.24%	1.12% - 2.17%
Expected volatility	72.1% -82.8%	72.3% -77.2%
Expected life (in years)	5 – 6.5	2.7 – 6.25
Expected forfeiture rate	0%	0% - 10%
Expected dividend yield	0.00%	0.00%

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

Total compensation cost charged related to employee stock options and restricted stock awards amounted to $288,950 and $255,199 for the three months ended June 30, 2010 and 2009, respectively, and $775,619 and $554,468 for the six months ended June 30, 2010 and 2009, respectively.  No compensation cost related to share-based payments arrangements was capitalized as part of the cost of any asset at June 30, 2010 and 2009.

As of June 30, 2010, there was $1.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.1 years. The weighted average grant-date fair values of the options granted during the six months ended June 30, 2010 was $3.07 and the weighted average grant-date fair values of the restricted stock awards during the six months ended June 30, 2009 was $2.88.

A summary of the Company’s Common Stock options and restricted stock awards are follows:

	Stock Options		Restricted Stock Awards
Equity Awards	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Contractual Terms of Equity Awards (in years)
Equity awards outstanding at December 31, 2009	1,641,979	$3.96	78,599	$3.06
Equity awards granted/issued	521,500	$3.07	113,243	$3.16
Equity awards issued/exercised	-	-	(92,276)	$2.84
Equity awards forfeited, cancelled or expired	(110,334)	$3.03	(22,166)	$3.06
Equity awards outstanding at June 30, 2010	2,053,146	$3.78	77,400	$3.47	7.2

Aggregate intrinsic value of outstanding awards at June 30, 2010	$551,957		$155,231
Equity awards exercisable at June 30, 2010	1,042,942	$4.21			6.3
Aggregate intrinsic value of vested awards at June 30, 2010	$301,029

Collectively, for all the option plans as of June 30, 2010, there were a total of 3,510,588 shares reserved, which were comprised of outstanding 2,130,545 equity awards granted and 1,380,043 equity awards still available for future issuance.

In addition to the warrants discussed below in Note 12, the Company had warrants outstanding at December 31, 2009 enabling the holders thereof to purchase up to 23,334 shares of the Company’s Common Stock at a weighted average exercise price of $9.86. The warrants were issued in exchange for consulting and financing services provided in prior years, including prior private placements of equity securities. There was no compensation or other expense recorded for the six months ended June 30, 2010 or 2009 related to warrants outstanding.  These warrants expired in the first quarter of 2010.

Note 12. Warrants

A warrant liability was incurred as a result of warrants issued in the registered direct offering on September 30, 2009 (See Note 10).  This liability is calculated at its fair market value using the Black-Scholes option-pricing model and is adjusted at the end of each quarter.  During 2010, the Company recorded a non-cash benefit of $1.8 million in the second quarter of 2010 and recorded a non-cash charge of $1.6 million during the first quarter of 2010 based on the change in this fair value from the end of the preceding quarter.  The following is a summary of the changes in the common stock warrant liability for the six months ended June 30, 2010:

Beginning balance, January 1, 2010	$821,891
Issuances	-
Gain from change in fair value included in net loss	(258,925)
Ending balance, June 30, 2010	$562,966

The following is a summary of all warrant activity for the six months ended June 30, 2010:

Warrants	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,032,410	$5.34
Granted	-	-
Exercised	-	-
Canceled or expired	(23,334)	$9.86
Outstanding at June 30, 2010	1,009,076	$5.24	4.75	$-

Exercisable at June 30, 2010	1,009,076	$5.24	4.75	$-

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

Strategic and Clinical Overview

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

Our lead product ThermoDox® is being evaluated in a Phase III clinical trial for primary liver cancer and a Phase I/II study for recurrent chest wall breast cancer. ThermoDox® is a liposomal encapsulation of doxorubicin, an approved and frequently used oncology drug for the treatment of a wide range of cancers.  Localized mild hyperthermia (39.5-42 degrees Celsius) releases the encapsulated doxorubicin from the liposome enabling high concentrations of doxorubicin to be deposited preferentially in a targeted tumor.

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

In the fourth quarter of 2008, the Company entered into a licensing agreement with Yakult Honsha under which Yakult was granted the exclusive right to commercialize and market ThermoDox® for the Japanese market.  Celsion was paid a $2.5 million up-front licensing fee and Celsion has the potential to receive an additional $18 million upon receipt of marketing approval by the Japanese Ministry of Health, Labor and Welfare. Celsion also has the potential to receive additional milestone payments tied to the achievement of certain levels of sales and approval for new indications. Celsion will receive double digit escalating royalties on the sale ThermoDox® in Japan, when and if any such sales occur.  Celsion also will be the exclusive supplier of ThermoDox® to Yakult.

An element of our business strategy is to pursue, as resources permit, the research and development of a range of product candidates for a variety of indications.  This is intended to allow us to diversify the risks associated with our research and development expenditures.  To the extent we are unable to maintain a broad range of product candidates, our dependence on the success of one or a few product candidates would increase.

 Furthermore, our business strategy includes the option of entering into collaborative arrangements with third parties to complete the development and commercialization of our product candidates. In the event that third parties take over the clinical trial process for one or more of our product candidates, the estimated completion date would largely be under the control of that third party rather than us. We cannot forecast with any degree of certainty which proprietary products or indications, if any, will be subject to future collaborative arrangements, in whole or in part, and how such arrangements would affect our development plan or capital requirements. Our programs may also benefit from subsidies, grants, or government or agency-sponsored studies that could reduce our development costs.

As a result of the uncertainties discussed above, among others, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

While our estimated future capital requirements are uncertain and could increase or decrease as a result of many factors, including the extent to which we choose to advance our research, development and clinical trials, or if we are in a position to pursue manufacturing, commercialization activities, it is clear we will need significant additional capital to develop our product candidates through clinical development, manufacturing, and commercialization.  We do not know whether we will be able to access additional capital when needed or on terms favorable to us or our stockholders.

As a clinical stage biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The description of our business in this Form 10-Q should be read in conjunction with the information described in Item 1A of our 10-K for the fiscal year ended December 31, 2009.

FINANCIAL REVIEW FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Results of Operations

Celsion’s net loss was $2.6 million, or $0.22 per diluted share, for the three months ended June 30, 2010 compared to $4.6 million, or $0.45 per diluted share, for the same period last year.  Celsion’s net loss was $8.8 million, or $0.72 per diluted share, for the first six months of 2010 compared to $8.2 million, or $0.81 per diluted share, for the same period last year. Included in the net loss for the first six months of 2010 was stock based compensation expense of $0.8 million compared to $0.6 million in the same period of 2009.  In 2009, the Company recorded a $1.1 million non-cash benefit which was related to a reduction in an indemnity reserve that was established when the Company sold its medical device assets in 2007.  The Company ended the second quarter of 2010 with $5.7 million in cash and investments.

	Three Months Ended June 30, ($ amounts in 000’s)		Change
	2010	2009	$	%
Operating expenses:
Research and development	$3,439	$4,230	$(791)	(18.7	) %
General and administrative	1,026	602	424	70.4%
Total operating expenses	4,465	$4,832	(367)	(7.6	) %

Loss from operations	$(4,465)	$(4,832)	$367	7.6%

	Six Months Ended June 30, ($ amounts in 000’s)		Change
	2010	2009	$	%
Operating expenses:
Research and development	$6,715	$7,172	$(458)	(6.4	) %
General and administrative	2,324	1,291	1,034	80.1%
Total operating expenses	9,039	$8,463	576	6.8%

Loss from operations	$(9,039)	$(8,463)	$(576)	(6.8	) %

Comparison of the three months ended June 30, 2010 and 2009

Research and Development Expenses

Research and development (“R&D”) expenses decreased by $0.8 million from $4.2 million in the second quarter of 2009 to $3.4 million in the same period of 2010.  Costs associated with the liver cancer clinical trials decreased to $1.7 million in the second quarter of 2010 compared to $2.4 million in the same period of 2009.  Costs associated with the chest wall breast cancer clinical trials also decreased to $0.1 million in the second quarter of 2010 compared to $0.4 million in the same period of 2009. Costs associated with the production of Thermodox® increased to $0.9 million in the second quarter of 2010 compared to $0.8 million in the same period of 2009.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $0.4 million, from $0.6 million in the second quarter of 2009 to $1.0 million in the same period of 2010.  The increase is primarily the result of a $0.5 million non-cash benefit recorded in the second quarter of 2009 for a reduction in an indemnity reserve that was established when the Company sold its medical device assets to Boston Scientific in 2007.

Other expense and income

A warrant liability was incurred as a result of warrants issued in a public offering in September 2009.  This liability is calculated at its fair market value using the Black-Scholes option-pricing model and is adjusted at the end of each quarter.  During the second quarter of 2010, the company recorded a non cash benefit of $1.8 million based on the change in this fair value from the end of the prior quarter.

Comparison of the six months ended June 30, 2010 and 2009

Research and Development Expenses

R&D expenses decreased by $0.5 million from $7.2 million in the first half of 2009 to $6.7 million in the same period of 2010.  Costs associated with the liver cancer clinical trials remained relatively unchanged at $3.5 million in the first half of 2010 compared to the same period of 2009.  Costs associated with the chest wall breast cancer clinical trials decreased to $0.3 million in the first half of 2010 compared to $0.8 million in the same period of 2009. Costs associated with the production of Thermodox® remained relatively unchanged at $1.3 million in the first half of 2010 compared to the same period of 2009.

General and Administrative Expenses

G&A expenses increased by $1.0 million, from $1.3 million in the first half of 2009 to $2.3 million in the same period of 2010.  The increase is primarily the result of a $1.1 million non-cash benefit recorded in the second quarter of 2009 for a reduction in an indemnity reserve that was established when the Company sold its medical device assets in 2007.

Other expense and income

A warrant liability was incurred as a result of warrants issued in a public offering in September 2009.  This liability is calculated at its fair market value using the Black-Scholes option-pricing model and is adjusted at the end of each quarter.  During the first half of 2010, the company recorded a non cash benefit of $0.3 million based on the change in this fair value from the end of 2009.

Financial Condition, Liquidity and Capital Resources

Since inception, excluding the net aggregate payments from Boston Scientific of $43 million ($13 million in 2007 and $15 million received in each of 2008 and 2009), we have incurred significant losses and negative cash flows from operations.  We have financed our operations primarily through the sale of equity and through the divestiture of our medical device business in 2007. The process of developing and commercializing Thermodox® requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts.  These activities, together with our general and administrative expenses are expected to result in significant operating losses for the foreseeable future. Our expenses have significantly and regularly exceeded our revenues, and we have an accumulated deficit of $90.9 million at June 30, 2010.

At June 30, 2010 we had total current assets of $6.0 million (including cash and short term investments of $5.7 million) and current liabilities of $3.7 million, resulting in a working capital surplus of $2.3 million.  At December 31, 2009, we had total current assets of $14.1 million (including cash and short term investments of $12.6 million) and current liabilities of $3.8 million, resulting in a working capital surplus of $10.3 million.

Net cash used in operating activities for the first half of 2010 was $6.8 million.  The $6.8 million net cash requirement was funded from cash on hand and the $5.7 million short term investments held at the beginning of the year. Net cash used in financing activities was $52,000 for the first half of 2010 which relates to principal payments made on notes payable.

At June 30, 2010, the Company had cash, cash equivalents and short term investments of $5.7 million. The Company will need substantial additional capital to complete its clinical trials, obtain marketing approvals and to commercialize the products.  To assist in fulfilling this funding requirement, the Company entered into a Committed Equity Financing Facility (“CEFF”) with Small Cap Biotech Value, Ltd “(SCBV”) on June 17, 2010.  The CEFF provides that, upon the terms and subject to the conditions set forth therein, SCBV is committed to purchase up to $15.0 million worth of our shares of common stock over the 24-month term of the CEFF under certain specified conditions and limitations.  For more of a complete description on the CEFF, see Footnote 10 of the Financial Statements.

The Company filed with the Securities and Exchange Commission a $50 million shelf registration statement on Form S-3 that allows the Company to issue any combination of common stock, preferred stock or warrants to purchase common stock or preferred stock.  This shelf registration was declared effective on April 17, 2009.  On September 30, 2009, pursuant to the shelf registration statement, the Company closed a registered direct offering with a select group of institutional investors that raised gross proceeds of $7.1 million and net proceeds of $6.3 million.

We currently estimate we will use approximately $12 to $15 million of cash in the 12 month period ending June 30, 2011.  With our existing cash and investments and the CEFF, we believe we have sufficient resources to fund our operations for at least 15 months.

 Significant additional capital will be required to develop our product candidates through clinical development, manufacturing, and commercialization.  We may seek additional capital through further public or private equity offerings, debt financing, additional strategic alliance and licensing arrangements, collaborative arrangements, or some combination of these financing alternatives. If we are successful in raising additional funds through the issuance of equity securities, investors will likely experience dilution, or the equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences, and privileges senior to those of our common stock.  If we seek strategic alliances, licenses, or other alternative arrangements, such as arrangements with collaborative partners or others, we may need to relinquish rights to certain of our existing or future technologies, product candidates, or products we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, product candidates, or products on terms that are not favorable to us.   The overall status of the economic climate could also result in the terms of any equity offering, debt financing, or alliance, license, or other arrangement being even less favorable to us and our stockholders than if the overall economic climate were stronger.   We also will continue to look for government sponsored research collaborations and grants to help offset future anticipated losses from operations and, to a lesser extent, interest income.

If adequate funds are not available through either the capital markets, strategic alliances, or collaborators, we may be required to delay or, reduce the scope of or eliminate our research, development, clinical programs, manufacturing, or commercialization efforts, or effect additional changes to our facilities or personnel, or obtain funds through other arrangements that may require us to relinquish some of our assets or rights to certain of our existing or future technologies, product candidates, or products on terms not favorable to us.

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet financing arrangements other than in connection with our operating leases, which are disclosed in the contractual commitments table in our Form 10-K for the year ended December 31, 2009.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. Our cash flow and earnings are subject to fluctuations due to changes in interest rates in our investment portfolio.  We maintain a portfolio of various issuers, types, and maturities.  These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) included in stockholders’ equity.

Item 4.  CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2010, which is the end of the period covered by this report, our disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15of the Securities Exchange Act of 1934, as amended, that occurred during the six months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 1A.      Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. You should also carefully consider the following additional risk factor:

Our common stock may not meet the continued listing requirements for The NASDAQ Capital Market.

Our common stock transferred to The NASDAQ Capital Market on July 12, 2010 as a result of our failure to satisfy the requirements for continued listing on The NASDAQ Global Market.  There can be no assurance that we will continue to satisfy the requirements for continued listing on The NASDAQ Capital Market, in which case our common stock could be delisted by The NASDAQ Stock Market, LLC.

The risks described in our Annual Report on Form 10-K and outlined above are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.         [Removed and Reserved].

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

August 3, 2010

CELSION CORPORATION
Registrant

By:	/s/ Michael H. Tardugno
Michael H. Tardugno
President and Chief Executive Officer

By:	/s/ Jeffrey W. Church
Jeffrey W. Church
Vice President and Chief Financial Officer