Form 10-Q
period 2010-09-30
Celsion CORP
filed 2010-11-15
CIK 749647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
OR
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No   ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes ☐ No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No   ☑

As of November 12, 2010, the Registrant had 12,747,964 shares of Common Stock, $.01 par value per share, outstanding.

CELSION CORPORATION
QUARTERLY REPORT ON
FORM 10-Q

PART I: FINANCIAL INFORMATION

     Item 1.     FINANCIAL STATEMENTS

CELSION CORPORATION
BALANCE SHEETS
ASSETS	September 30, 2010 (unaudited)	December 31, 2009
Current assets:
Cash and cash equivalents	$1,824,318	$6,923,476
Short-term investments	1,379,371	5,695,466
Refundable income taxes	-	806,255
Prepaid expenses and other current assets	460,089	695,021
Total current assets	3,663,778	14,120,218

Property and equipment (at cost, less accumulated depreciation of $1,005,388 and $881,278, respectively)	417,789	537,407

Other assets:
Deposits and other assets	76,796	97,082
Patent licensing fees, net	45,000	50,625
Total other assets	121,796	147,707

Total assets	$4,203,363	$14,805,332

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,741,854	$2,190,957
Other accrued liabilities (Note 7)	1,985,897	1,451,542
Note payable - current portion	119,494	108,332
Total current liabilities	4,847,245	3,750,831

Common stock warrant liability	109,888	821,891
Note payable – non-current portion	88,799	179,868
Other liabilities – non-current	-	16,948
Total liabilities	5,045,932	4,769,538

Stockholders' (deficit) equity:
Common stock, $0.01 par value (75,000,000 shares authorized; 13,508,238 and 12,895,174 shares issued and 12,747,964 and 12,134,900 shares outstanding at September 30, 2010 and December 31, 2009, respectively)	135,082	128,952
Additional paid-in capital	97,755,155	95,035,165
Accumulated other comprehensive (loss) income	(43,609)	68,173
Accumulated deficit	(95,612,527)	(82,119,826)
Subtotal	2,234,101	13,112,464
Treasury stock, at cost (760,274 shares at September 30, 2010 and December 31, 2009)	(3,076,670)	(3,076,670)
Total stockholders' (deficit) equity	(842,569)	10,035,794

Total liabilities and stockholders' (deficit) equity	$4,203,363	$14,805,332

See accompanying notes to the financial statements.

CELSION CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating expenses:
Research and development	$3,951,248	$3,503,064	$10,665,845	$10,675,506
General and administrative	1,220,114	1,223,709	3,544,601	2,514,351
Total operating expenses	5,171,362	4,726,773	14,210,446	13,189,857

Loss from operations	(5,171,362)	(4,726,773)	(14,210,446)	(13,189,857)

Other income (expense):
Change in fair value of common stock warrants	453,078	-	712,003	-
Interest income	8,590	9,619	30,740	36,490
Interest expense	(7,451)	-	(24,979)	(94,920)
Other (expense) income	-	(100)	(19)	322,843
Total other income (expense), net	454,217	9,519	717,745	264,413

Net Loss	$(4,717,145)	$(4,717,254)	$(13,492,701)	$(12,925,444)

Net loss per common share – basic and diluted	$(0.38)	$(0.47)	$(1.10)	$(1.27)

Weighted average common shares outstanding – basic and diluted	12,340,445	10,117,750	12,303,195	10,166,360

See accompanying notes to the financial statements.

CELSION CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(13,492,701)	$(12,925,444)
Non-cash items included in net loss:
Depreciation and amortization	124,110	66,077
Amortization of indemnity reserve	-	(1,053,357)
Change in fair value of common stock warrant liability	(712,003)	-
Stock based compensation	1,193,640	812,819
Shares issued in exchange for services	18,060	-
Reversal of provision for bad debts	-	(214,142)
Amortization of patent license fee	5,625	5,625
Net changes in:
Refundable income taxes	806,255	-
Due from Boston Scientific	-	15,000,000
Prepaid expenses and other	372,932	(133,680)
Deposits and other assets	20,286	(381,387)
Accounts payable	550,897	1,653,303
Other accrued liabilities	517,407	(175,384)
Net cash (used in) provided by operating activities:	(10,595,492)	2,654,430

Cash flows from investing activities:
Purchases of investment securities	(11,601,922)	(5,422,723)
Proceeds from sale and maturity of investment securities	15,806,235	5,339,749
Purchases of property and equipment	(4,492)	(48,113)
Net cash provided by (used in) investing activities	4,199,821	(131,087)

Cash flows from financing activities:
Proceeds from sale of equity, net of issuance costs	1,376,420	6,353,639
Principal payments on note payable	(79,907)	(234,735)
Net cash provided by financing activities	1,296,513	6,118,904

(Decrease) increase in cash and cash equivalents	(5,099,158)	8,642,247
Cash and cash equivalents at beginning of period	6,923,476	3,456,225

Cash and cash equivalents at end of period	$1,824,318	$12,098,472

Supplemental disclosures of cash flow information:
Interest paid	$24,979	$94,920

See accompanying notes to the financial statements.

CELSION CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

	Common Stock Outstanding			Treasury Stock		Accumulated Other Compr. Income
	Shares	Amount	Additional Paid–in Capital	Shares	Amount		Accumulated Deficit	Total
Balance at December 31, 2009	12,134,900	$128,952	$ 95,035,165	760,274	$(3,076,670)	$ 68,173	$(82,119,826)	$10,035,794
Shares issued under CEFF, net	520,787	5,208	1,509,212					1,514,420
Stock-based compensation expense	-	-	1,193,640	-	-	-	-	1,193,640
Shares issued in exchange for services	6,000	60	18,000	-	-	-	-	18,060
Issuance of restricted stock upon vesting	86,277	862	(862)	-	-	-	-	-
Unrealized loss on investments available for sale	-	-	-	-	-	(111,782)	-	(111,782)
Net loss	-	-	-	-	-	-	(13,492,701)	(13,492,701)
Balance at September 30, 2010	12,747,964	$135,082	$ 97,755,155	760,274	$(3,076,670)	$ (43,609)	$(95,612,527)	$ (842,569)

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

Note 2.   Basis of Presentation

The accompanying unaudited financial statements of Celsion have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three and nine month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission on March 17, 2010.

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amount reported in the Company’s financial statements and accompanying notes.  Actual results could differ materially from those estimates.

Events and conditions arising subsequent to the most recent balance sheet date have been evaluated for their possible impact on the financial statements and accompanying notes.  Other than the Qualifying Therapeutic Discovery Project as discussed in Note 12, no events or conditions exist that require accounting recognition or disclosure in the financial statements other than those arising in the ordinary course of business.

Note 3.  New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB and are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued accounting pronouncements will not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows, or do not apply to our operations.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act were signed into law. We are currently in the process of determining the effects, if any, of these new laws on the Company.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. This legislation includes an exemption for companies with less than $75 million in market capitalization (non-accelerated filers) to Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires an external auditor’s report on the effectiveness of a registrant’s internal control over financial reporting. The SEC has not published a final rule on this new law. Under the existing SEC rules a Company cannot exit accelerated filer status unless the market value of voting and non-voting common equity held by non-affiliates of the issuer falls below $50M as of the last business day of the company’s second fiscal quarter. We are currently in the process of determining the effects, if any, of this new law on the Company.

Note 4.  Net Loss per Common Share

Basic earnings per share is calculated based upon the net loss available to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants and their equivalents are computed using the treasury stock method.

For the three and nine months ended September 30, 2010 and 2009, diluted loss per common share was the same as basic loss per common share as all options and warrants that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. The total number of outstanding warrants and equity awards for the periods ended September 30, 2010 and 2009 were 3,527,610 and 2,784,490 common stock equivalent shares, respectively.

Note 5.  Short-Term Investments Available For Sale

Short-term investments available for sale of $1,379,371 and $5,695,466 as of September 30, 2010 and December 31, 2009, respectively, consist of commercial paper, corporate debt securities, and equity securities.  They are valued at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in Accumulated Other Comprehensive Income.

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

Short-term investments - at fair value	September 30, 2010	December 31, 2009
Bonds - corporate issuances	$1,310,689	$5,528,164
Equity securities	68,682	167,302
Total short-term investments, available for sale	$1,379,371	$5,695,466

A summary of the cost and fair value of the Company’s short-term investments is as follows:

	September 30, 2010		December 31, 2009
	Cost	Fair Value	Cost	Fair Value
Short-term investments
Bonds - corporate issuances	$1,310,689	$1,310,689	$5,528,164	$5,528,164
Equity securities	108,373	68,682	108,373	167,302
Total investments available for sale	$1,419,062	$1,379,371	$5,636,537	$5,695,466

Bond maturities
Within 3 months	$1,005,388	$1,005,388	$1,894,022	$1,894,022
Between 3-12 months	305,301	305,301	3,321,320	3,321,320
Between 1-2 years	-	-	312,822	312,822
Total	$1,310,689	$1,310,689	$5,528,164	$5,528,164

Note 6.  Fair Value Measurements

FASB Accounting Standards Codification (ASC) Section 820 (formerly SFAS No. 157) “Fair Value Measurements and Disclosures,” establishes a three level hierarchy for fair value measurements which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are as follows:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date;

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions that market participants would use in pricing an asset or liability.

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The common stock warrant liability has been valued using the Black-Scholes option pricing model, the inputs of which are more fully described in Note 9 to the financial statements.

The following table presents information about assets and liabilities recorded at fair value on a recurring basis at September 30, 2010 and December 31, 2009 on the Company’s Balance Sheet:

	Total Carrying Value on the Balance Sheet	Quoted Prices In Active Markets For Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments available for sale, September 30, 2010	$1,379,371	$1,310,689	$-	$68,682

Short-term investments available for sale, December 31, 2009	$5,695,466	$5,528,164	$-	$167,302

Liabilities:
Common stock warrant liability, September 30, 2010 (see Note 11)	$109,888	$-	$-	$109,888

Common stock warrant liability, December 31, 2009	$821,891	$-	$-	$821,891

There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the nine month period ended September 30, 2010.

Note 7.  Other Accrued Liabilities

Other accrued liabilities at September 30, 2010 and December 31, 2009 include the following:

	September 30, 2010	December 31, 2009
Amounts due to Contract Research Organizations and other contractual agreements	$1,572,045	$1,122,370
Accrued payroll and related benefits	312,618	262,396
Accrued professional fees	74,000	47,000
Reimbursed expenses not yet incurred	7,234	-
Other	20,000	19,776
Total	$1,985,897	$1,451,542

Under the Company’s ThermoDox® licensing agreement for the Japanese territory with Yakult Honsha (“Yakult”), Yakult is obligated to fund all the development and clinical trial costs necessary to obtain regulatory approval in Japan.  Accordingly, Celsion will be reimbursed for research and development costs it incurs in connection with Japanese patients treated in its global Phase III clinical trial. For the three and nine months ended September 30, 2010, Celsion has recorded an expense reimbursement of $90,295 and $286,872, respectively, in the Research and Development expense line of the Statements of Operations.   In 2010, Celsion invoiced $421,960 to Yakult which represents 50% reimbursement of certain expenses already incurred and to be incurred as of September 30, 2010.  Of this amount, $7,234 has been recorded as a liability for reimbursable expenses not yet occurred at September 30, 2010.

Note 8.  Note Payable

In October 2009, the Company financed $288,200 of lab testing equipment through a capital lease.  This lease obligation has thirty monthly payments of $11,654 through April 2012.  During 2010, the Company made principal and interest payments totaling $104,866.  The outstanding lease obligation is $208,293 as of September 30, 2010.

Note 9.  Stockholders’ Equity

Common Stock

The Company filed with the Securities and Exchange Commission a $50 million shelf registration statement on Form S-3 that allows the Company to issue any combination of common stock, preferred stock or warrants to purchase common stock or preferred stock.  This shelf registration was declared effective on April 17, 2009.

On September 30, 2009, pursuant to the April 17, 2009 shelf registration statement, the Company closed a registered direct offering with a select group of institutional investors that raised gross proceeds of $7.1 million and net proceeds of $6.3 million.  The Company sold 2,018,153 units at a price of $3.50 per unit. Each unit consisted of one share of common stock and a warrant to purchase 0.5 shares of common stock. The Company issued 2,018,153 shares of its common stock and warrants to purchase 1,009,076 shares of common stock. The warrants have an exercise price of $5.24 per share and are exercisable at any time on or after the six month anniversary of the date of issuance and on or prior to 66 months after the date of issuance. Under the terms of the warrants, upon certain transactions, including a merger, tender offer or sale of all or substantially all of the assets of the Company, each warrant holder may elect to receive a cash payment in exchange for the warrant, in an amount determined by application of the Black-Scholes option pricing model. Accordingly, pursuant to ASC 815.40, Derivative Instruments and Hedging - Contracts in Entity’s Own Equity, the warrants are recorded as a liability and then marked to market each period through the Statement of Operations in other income or expense. As of September 30, 2009, the Company recorded a warrant liability of $1.6 million based on the fair value offset by a reduction in additional-paid in-capital. At the end of each subsequent quarter, the Company will revalue the fair value of the warrants and the change in fair value will be recorded as a change to the warrant liability and the difference will be recorded through the Statement of Operations in other income or expense.

The fair value of the warrants at September 30, 2010 and December 31, 2009 was $0.1 million and $0.8 million, respectively, calculated using the Black-Scholes option-pricing model with the following assumptions:

	September 30, 2010	December 31, 2009
Risk-free interest rate	1.27%	2.69%
Expected volatility	30.1%	58.9%
Expected life (in years)	2.3	2.6
Expected forfeiture rate	0%	0%
Expected dividend yield	0.00%	0.00%

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

SCBV has agreed that during the term of the CEFF, neither SCBV nor any of its affiliates will, directly or indirectly, intentionally engage in any short sales involving our securities or grant any option to purchase, or acquire any right to dispose of or otherwise dispose for value of, any shares of our common stock or any securities convertible into or exercisable or exchangeable for any shares of our common stock, or enter into any swap, hedge or similar agreement that transfers, in whole or in part, the economic risk of ownership of any shares of our common stock, provided that SCBV will not be prohibited from selling “long” (as defined under Rule 200 promulgated under Regulation SHO under the Exchange Act of 1934, as amended, shares of our common stock that are or may be purchased under the CEFF and the Commitment Shares or engaging in transactions relating to any of the shares of our common stock that it is obligated to purchase under a pending draw down notice.

On September 7, 2010, the Company completed a draw down and sale to SCBV under the CEFF of 238,997 shares of common stock for gross proceeds of $717,273. On September 27, 2010 the Company completed a second draw down and sale of 241,790 shares of common stock for gross proceeds of $700,000.  Broker fees and other expenses associated with these two draws totaled $40,854 during the three months ended September 30, 2010.  The proceeds were used to fund unplanned expenses associated with the acceleration of commercial manufacturing and related product development specifications.  The Company has registered the resale of the shares issued to SCVB pursuant to the CEFF under the Securities Act of 1933, as amended.

Note 10. Stock-Based Compensation

Stock Options Plans

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

In 2007, the Company adopted the Celsion Corporation 2007 Stock Incentive Plan (the “2007 Plan”) under which 1,000,000 shares were authorized for issuance. The purpose of the 2007 Plan is to promote the long-term growth and profitability of the Company by providing incentives to improve stockholder value and enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility.  The 2007 Plan permits the granting of equity awards in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, and performance awards, or in any combination of the foregoing.  At the Annual Meeting of Stockholders of Celsion held on June 25, 2010, the stockholders approved an amendment to the Plan.  The only material difference between the existing Plan and the amended Plan was the number of shares of common stock available for issuance under the amended Plan which was increased by 1,000,000 to a total of 2,000,000 shares.

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

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was originally developed for use in estimating the fair value of traded options, which have different characteristics from Celsion’s stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate.

The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Risk-free interest rate	2.40% – 3.24%	1.12% - 2.17%
Expected volatility	71.9% -82.8%	72.3% -77.2%
Expected life (in years)	5 – 6.5	2.7 – 6.25
Expected forfeiture rate	0%	0% - 10%
Expected dividend yield	0.00%	0.00%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. The risk free interest rate is derived from values assigned to U.S. Treasury bonds as published in the Wall Street Journal in effect at the time of grant. The model incorporates exercise, pre-vesting and post-vesting forfeiture assumptions based on analysis of historical data. The expected life of the fiscal 2010 and 2009 grants was generated using the simplified method as allowed under Securities and Exchange Commission Staff Accounting Bulletin No. 107.

Total compensation cost related to employee stock options and restricted stock awards amounted to $418,021 and $261,089 for the three months ended September 30, 2010 and 2009, respectively, and $1,193,640 and $812,819 for the nine months ended September 30, 2010 and 2009, respectively.  No compensation cost related to share-based payments arrangements was capitalized as part of the cost of any asset at September 30, 2010 and 2009.

As of September 30, 2010, there was $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.0 years. The weighted average grant-date fair values of the options granted during the nine months ended September 30, 2010 was $2.08 and the weighted average grant-date fair values of the restricted stock awards during the nine months ended September 30, 2010 was $3.16.

A summary of the Company’s stock option and restricted stock awards for the nine month period ended September 30, 2010 is as follows:

	Stock Options		Restricted Stock Awards
Equity Awards	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Contractual Terms of Equity Awards (in years)
Equity awards outstanding at December 31, 2009	1,641,979	$3.96	78,599	$3.06
Equity awards granted	551,500	$3.08	113,243	$3.16
Equity awards exercised	-	-	(92,276)	$2.84
Equity awards forfeited, cancelled or expired	(110,833)	$3.04	(22,166)	$3.06
Equity awards outstanding at September 30, 2010	2,082,646	$3.78	77,400	$3.47	7.0

Aggregate intrinsic value of outstanding awards at September 30, 2010	$408,836		$235,296
Equity awards exercisable at September 30, 2010	1,117,441	$4.23			6.1
Aggregate intrinsic value of vested awards at September 30, 2010	$246,687

Collectively, for all the stock option plans as of September 30, 2010, there were a total of 3,510,588 shares reserved, which were comprised of outstanding 2,160,046 equity awards granted and 1,350,542 equity awards still available for future issuance.

In addition to the warrants discussed below in Note 11, the Company had warrants outstanding at December 31, 2009 enabling the holders thereof to purchase up to 23,334 shares of the Company’s Common Stock at a weighted average exercise price of $9.86. The warrants were issued in exchange for consulting and financing services provided in prior years, including prior private placements of equity securities. There was no compensation or other expense recorded for the nine months ended September 30, 2010 or 2009 related to these outstanding warrants.  These warrants expired in the first quarter of 2010.

Note 11. Warrants

A warrant liability was incurred as a result of warrants issued in the registered direct offering on September 30, 2009 (See Note 9).  This liability is calculated at its fair market value using the Black-Scholes option pricing model and is adjusted at the end of each quarter.  As a result of this adjustment, the Company recorded a non-cash gain of $0.5 million and $0.7 million in the three and nine months ended September 31, 2010 respectively.

The following is a summary of the changes in the common stock warrant liability for the nine months ended September 30, 2010:

Beginning balance, January 1, 2010	$821,891
Issuances	-
Gain from the adjustment for the change in fair value included in net loss	(712,003)
Ending balance, September 30, 2010	$109,888

The following is a summary of all warrant activity for the nine months ended September 30, 2010:

Warrants	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,032,410	$5.34
Granted	-	-
Exercised	-	-
Canceled or expired	(23,334)	$9.86
Outstanding at September 30, 2010	1,009,076	$5.24	4.75	$-

Exercisable at September 30, 2010	1,009,076	$5.24	4.75	$-

Note 12. Subsequent Events

Qualifying Therapeutic Discovery Project

On November 1, 2010, the Company was awarded a $244,000 grant under the Qualifying Therapeutic Discovery Project (QTDP) program under The Patient Protection and Affordable Care Act of 2010 (PPACA). This maximum grant amount for a single program was awarded to Celsion for its Thermodox® clinical development program, which is currently conducting clinical trials for primary liver cancer and recurrent chest wall breast cancer.  The funds will be used for development expenses.  The amounts awarded through this grant are not reflected in the September 30, 2010 balances as they are considered to be a fourth quarter 2010 transaction.

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

The U.S. Food and Drug Administration (the “FDA”) recently has designated our pivotal Phase III clinical study for ThermoDox®, in combination with radiofrequency ablation, as a Fast Track Development Program.  We have received written guidance from the FDA stating that, assuming the results of our ongoing studies are adequate, we may submit our New Drug Application (“NDA”) for ThermoDox® pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act.  A 505(b)(2) NDA provides that some of the information from the reports required for marketing approval may come from studies that the applicant does not own or for which the applicant does not have a legal right of reference and permits a manufacturer to obtain marketing approval for a drug without needing to conduct or obtain a right of reference for all of the required studies.  The availability of Section 505(b)(2) and the designation of  ThermoDox® as a Fast Track Development Program will provide us with an expedited pathway to approval.  There can be no assurance, however, that the results of our ongoing studies will be adequate to obtain approval of ThermoDox® under Section 505(b)(2).

In addition, on October 1, 2010, after reviewing data from 401 patients enrolled in our pivotal Phase III clinical study for ThermoDox®, the Data Monitoring Committee (the “DMC”) for this trial unanimously recommended that the trial continue to enroll patients with the goal of reaching the 600 patients required to complete the study.    The DMC, comprised of an independent group of medical and scientific experts, reviews study data at regular intervals to ensure the safety of all patients enrolled in the trial, the quality of the data collected, and the continued scientific validity of the trial design.

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

Furthermore, our current business strategy includes the option of entering into collaborative arrangements with third parties to complete the development and commercialization of our product candidates. In the event that third parties take over the clinical trial process for one or more of our product candidates, the estimated completion date would largely be under the control of that third party rather than us. We cannot forecast with any degree of certainty which proprietary products or indications, if any, will be subject to future collaborative arrangements, in whole or in part, and how such arrangements would affect our development plan or capital requirements. Our programs may also benefit from subsidies, grants, or government or agency-sponsored studies that could reduce our development costs.

As a result of the uncertainties discussed above, among others, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements when appropriate could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

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

FINANCIAL REVIEW FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Results of Operations

Celsion’s net loss was $4.7 million, or $0.38 per diluted share, for the three months ended September 30, 2010 compared to $4.7 million, or $0.47 per diluted share, for the same period last year.  Celsion’s net loss was $13.4 million, or $1.09 per diluted share, for the first nine months of 2010 compared to $12.9 million, or $1.27 per diluted share, for the same period last year. Included in the net loss for the first nine months of 2010 was stock based compensation expense of $1.1 million compared to $0.8 million in the same period of 2009.  In 2009, the Company recorded a $1.1 million non-cash benefit which was related to a reduction in an indemnity reserve that was established when the Company sold its medical device assets to Boston Scientific in 2007.  The Company ended the third quarter of 2010 with $3.2 million in cash and short-term investments.

	Three Months Ended September 30, ($ amounts in 000’s)		Change
	2010	2009	$	%
Operating expenses:
Clinical Research	$3,062	$3,056	$6	0.2%
Chemistry, Manufacturing and Controls	889	447	442	98.9%
Research and development	3,951	3,503	448	12.8%
General and administrative	1,220	1,224	(4)	(0.3)%
Total operating expenses	5,171	4,727	444	9.4%

Loss from operations	$(5,171)	$(4,727)	$(444)	(9.4)%

	Nine Months Ended September 30, ($ amounts in 000’s)		Change
	2010	2009	$	%
Operating expenses:
Clinical Research	$8,422	$8,893	$(471)	5.3%
Chemistry, Manufacturing and Controls	2,244	1,783	461	25.9%
Research and development	10,666	10,676	(10)	(0.1)%
General and administrative	3,545	2,514	1,031	41.0%
Total operating expenses	14,211	$13,190	1,021	7.7%

Loss from operations	$(14,211)	$(13,190)	$(1,021)	7.7%

Comparison of the three months ended September 30, 2010 and 2009

Research and Development Expenses

Research and development (“R&D”) expenses increased by approximately $0.45 million from $3.50 million in the third quarter of 2009 to $3.95 million in the same period of 2010.  Costs associated with the Company’s Phase III liver cancer clinical trial increased to $2.2 million in the third quarter of 2010 compared to $2.0 million in the same period of 2009.  Costs associated with the chest wall breast cancer clinical trial also decreased to $0.2 million in the third quarter of 2010 compared to $0.3 million in the same period of 2009. Costs associated with the production of Thermodox® increased to $0.9 million in the third quarter of 2010 compared to $0.4 million in the same period of 2009 due to the replenishment of Thermodox® clinical supplies to all trial sites.

General and Administrative Expenses

General and administrative (“G&A”) expenses remained relatively unchanged at $1.2 million in the third quarter of 2010 compared to the same period in 2009.

Other expense and income

A warrant liability was incurred as a result of warrants issued in a public offering in September 2009.  This liability is calculated at its fair market value using the Black-Scholes option-pricing model and is adjusted at the end of each quarter.  During the third quarter of 2010, the company recorded a non cash gain of $0.5 million based on the change in this fair value from the end of the prior quarter.

Comparison of the nine months ended September 30, 2010 and 2009

Research and Development Expenses

R&D expenses remained relatively unchanged at $10.7 million in the first nine months of 2010 compared to the same period in 2009.  Costs associated with the Company’s Phase III liver cancer clinical trial increased to $5.7 million in the first nine months of 2010 compared to $5.6 million in the same period of 2009.  Costs associated with the Company’s recurrent chest wall breast cancer clinical trial (RCW) decreased to $0.5 million in the first nine months of 2010 compared to $1.1 million in the same period of 2009. During 2010, the Company managed the RCW trial utilizing internal resources compared to utilizing a contract resource organization in 2009.  Costs associated with the production of Thermodox® trials increased to $2.2 million in the first nine months of 2010 compared to $1.8 million in the same period of 2009 due to the replenishment of Thermodox® clinical supplies to all trial sites.

General and Administrative Expenses

G&A expenses increased by $1.0 million, from $2.5 million in the first nine months of 2009 to $3.5 million in the same period of 2010.  This increase is primarily the result of a $1.1 million non-cash benefit recorded in the first half of 2009 for a reduction in an indemnity reserve that was established when the Company sold its medical device assets to Boston Scientific in 2007.

Other expense and income

A warrant liability was incurred as a result of warrants issued in a public offering in September 2009.  This liability is calculated at its fair market value using the Black-Scholes option-pricing model and is adjusted at the end of each quarter.  During the first nine months of 2010, the Company recorded a non-cash benefit of $0.7 million based on the change in this fair value from the end of 2009.

Financial Condition, Liquidity and Capital Resources

Since inception, excluding the net aggregate payments from Boston Scientific of $43 million ($13 million in 2007 and $15 million received in each of 2008 and 2009), we have incurred significant losses and negative cash flows from operations.  We have financed our operations primarily through the sale of equity and through the divestiture of our medical device business in 2007. The process of developing and commercializing Thermodox® requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts.  These activities, together with our general and administrative expenses are expected to result in significant operating losses for the foreseeable future. Our expenses have significantly and regularly exceeded our revenues, and we have an accumulated deficit of $95.6 million at September 30, 2010.

At September 30, 2010 we had total current assets of $3.7 million (including cash and short term investments of $3.2 million) and current liabilities of $4.8 million, resulting in a working capital shortage of $1.1 million.  At December 31, 2009, we had total current assets of $14.1 million (including cash and short term investments of $12.6 million) and current liabilities of $3.8 million, resulting in a working capital surplus of $10.3 million.

Net cash used in operating activities for the first nine months of 2010 was $10.6 million.  The $10.6 million net cash requirement was funded from cash on hand and the $5.7 million short term investments held at the beginning of the year. Net cash provided by financing activities was $1.3 million for the first nine months of 2010 which related to $1.4 million of gross proceeds provided by the utilization of the Committed Equity Financing Facility (as discussed in the next paragraph) partially offset by principal payments made on notes payable.

At September 30, 2010, the Company had cash, cash equivalents and short term investments of $3.2 million. The Company will need substantial additional capital to complete its clinical trials, obtain marketing approvals and to commercialize its products.  In the second half of 2010, the Company completed the following transactions to address its future capital requirements:

▪
Qualifying Therapeutic Discovery Project - On November 1, 2010, the Company was awarded a $244,000 grant under the Qualifying Therapeutic Discovery Project (QTDP) program under The Patient Protection and Affordable Care Act of 2010 (PPACA). This maximum grant amount for a single program was awarded to Celsion for its Thermodox® clinical development program, which is currently conducting clinical trials for primary liver cancer and recurrent chest wall breast cancer.  The funds will be used for development expenses.

▪
Committed Equity Financing Facility - the Company entered into a Committed Equity Financing Facility (“CEFF”) with Small Cap Biotech Value, Ltd “(SCBV”) on June 17, 2010.  The CEFF provides that, upon the terms and subject to the conditions set forth therein, SCBV is committed to purchase up to $15.0 million worth of our shares of common stock over the 24-month term of the CEFF under certain specified conditions and limitations.  For a more complete description of the CEFF, see Footnote 9 of the Financial Statements.  On September 7, 2010, the Company completed a draw down and sale to SCBV under the CEFF of 238,997 shares of common stock for gross proceeds of $717,273. On September 27, 2010 the Company completed a second draw down and sale of 241,790 shares of common stock for gross proceeds of $700,000.  Broker fees and other expenses associated with these two draw totaled $40,854. The proceeds were used to fund unplanned expenses associated with acceleration of commercial manufacturing and related product development specifications.  The Company has registered the resale of the shares issued to SCVB pursuant to the CEFF under the Securities Act of 1933, as amended.

The Company has also filed with the Securities and Exchange Commission a $50 million shelf registration statement on Form S-3 that allows the Company to issue any combination of common stock, preferred stock or warrants to purchase common stock or preferred stock.  This shelf registration was declared effective on April 17, 2009.  On September 30, 2009, pursuant to the shelf registration statement, the Company closed a registered direct offering with a select group of institutional investors that raised gross proceeds of $7.1 million and net proceeds of $6.3 million.

We currently estimate we will use approximately $12 to $15 million of cash in the 12 month period ending September 30, 2011.  With our existing cash and investments, coupled with the capital raising alternatives mentioned above and the availability under the CEFF, we believe we have sufficient resources to fund our operations into the fourth quarter of 2011.

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

Item 4.  CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2010, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic SEC reports.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, that occurred during the nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

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

SCVB is an “underwriter” within the meaning of Section 2(a)(11) of the Securities Act of 1933, as amended. The Purchase Agreement provided that Commerce Court would use an unaffiliated broker-dealer to effectuate all sales, if any, of common stock that it may purchase from us pursuant to the Purchase Agreement.  In partial consideration for SCBV's execution and delivery of the CEFF, we issued to SCBV 40,000 shares of our common stock (the “Commitment Shares”).  The issuance of the Commitment Shares, together with all other shares of common stock issuable to SCBV pursuant to the terms of the CEFF, is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) and Regulation D under the Securities Act.

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

On September 7, 2010, the Company completed a draw down and sale to SCBV under the CEFF of 238,997 shares of common stock, for gross proceeds of $717,273. On September 27, 2010 the Company completed a second draw down and sale of 241,790 shares of common stock, for gross proceeds of $700,000.  Broker fees and other expenses associated with these draw downs totaled $40,854 during the three months ended September 30, 2010.  The proceeds were used to fund unplanned expenses associated with the acceleration of commercial manufacturing and related product development specifications.   The Company has registered the resale of the shares issued to SCVB pursuant to the CEFF under the Securities Act of 1933, as amended.

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

November 15, 2010

CELSION CORPORATION
Registrant

By:	/s/ Michael H. Tardugno
Michael H. Tardugno
President and Chief Executive Officer

By:	/s/ Jeffrey W. Church
Jeffrey W. Church
Vice President and Chief Financial Officer