Form 10-Q
period 2011-03-31
Celsion CORP
filed 2011-05-12
CIK 749647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No   ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   (The registrant is not yet required to submit Interactive Data). Yes No 

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No   ☑

As of May 11, 2011, the Registrant had 15,671,900 shares of Common Stock, $.01 par value per share, outstanding.

CELSION CORPORATION
QUARTERLY REPORT ON
FORM 10-Q

PART I: FINANCIAL INFORMATION

     Item 1.     FINANCIAL STATEMENTS
CELSION CORPORATION
BALANCE SHEETS
ASSETS	March 31, 2011 (unaudited)	December 31, 2010
Current assets:
Cash and cash equivalents	$1,964,538	$1,138,916
Short-term investments	130,906	395,556
Prepaid expenses and other current assets	1,651,559	492,184
Total current assets	3,747,003	2,026,656

Property and equipment (at cost, less accumulated depreciation of $1,088,128 and $1,046,758, respectively)	337,749	378,672

Other assets:
Deferred financing fees	605,505	−
Deposits and other assets	76,796	76,796
Patent licensing fees, net	41,250	43,125
Total other assets	723,551	119,921

Total assets	$4,808,303	$2,525,249

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,316,804	$4,548,586
Other accrued liabilities	3,423,099	2,124,189
Note payable - current portion	127,568	123,465
Total current liabilities	6,867,471	6,796,240

Common stock warrant liability	79,820	248,131
Note payable – non-current portion	22,931	56,403
8% Series A Redeemable Convertible Preferred Stock, 100,000 shares authorized, 5,350 authorized, 5,000 issued and 4,490 outstanding at March 31, 2011 (aggregate liquidation preference of $4,490,000 as of March 31, 2011) (Note 10)	2,878,525	−
Total liabilities	9,848,747	7,100,774

Stockholders' deficit:
Common stock, $0.01 par value; 75,000,000 shares authorized; 14,627,233 and 14,091,370 shares issued and 13,873,636 and 13,331,096 shares outstanding at March 31, 2011 and December 31, 2010, respectively	146,272	140,914
Additional paid-in capital	102,560,241	99,316,859
Accumulated other comprehensive income (loss)	18,616	(18,367)
Accumulated deficit	(104,715,985)	(100,938,261)
Subtotal	(1,990,856)	(1,498,855)
Treasury stock, at cost (753,587 and 760,274 shares at March 31, 2011 and December 31, 2010, respectively)	(3,049,588)	(3,076,670)
Total stockholders' deficit	(5,040,444)	(4,575,525)

Total liabilities and stockholders' deficit	$4,808,303	$2,525,249

See accompanying notes to the financial statements.

CELSION CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Licensing revenue (Note 13)	$2,000,000	$	−

Operating expenses:
Research and development	4,348,636		3,275,295
General and administrative	1,215,283		1,299,118
Total operating expenses	5,563,919		4,574,413

Loss from operations	(3,563,919)		(4,574,413)

Other income (expense):
Gain (loss) from valuation of common stock warrant liability	168,311		(1,569,619)
Interest income	467		8,197
Interest and dividend expense	(369,142)		(9,192)
Other expense	-		(14)
Total other income (expense), net	(200,364)		(1,570,628)

Net Loss	$(3,764,283)		$(6,145,041)

Net loss per common share – basic and diluted	$(0.28)		$(0.50)

Weighted average common shares outstanding – basic and diluted	13,452,939		12,185,537

See accompanying notes to the financial statements.

CELSION CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,7964,283)	$(6,145,041)
Non-cash items included in net loss:
Depreciation and amortization	41,370	41,370
Change in fair value of common stock warrant liability	(168,311)	1,569,619
Stock based compensation	326,877	504,730
Shares issued from treasury stock	13,708	-
Non cash dividend expense on preferred stock	281,878	-
Amortization of patent license fee	1,875	1,875
Net changes in:
Refundable income taxes	-	806,255
Prepaid expenses and other	(1,172,780)	(163,005)
Deposits and other assets	-	6,762
Accounts payable	(1,231,782)	113,027
Other accrued liabilities	1,298,910	233,333
Net cash used in operating activities:	(4,372,538)	(3,031,075)

Cash flows from investing activities:
Purchases of investment securities	-	(1,710,930)
Proceeds from sale and maturity of investment securities	301,633	1,958,979
Purchases of property and equipment	(447)	(800)
Net cash provided by investing activities	301,186	247,249

Cash flows from financing activities:
Proceeds from sale of 8% Series A redeemable, convertible preferred stock, net of issuance costs	4,324,080	-
Proceeds from sale of common stock equity	602,263	-
Principal payments on note payable	(29,369)	(25,770)
Net cash provided by (used in) financing activities	4,896,974	(25,770)

Increase (decrease) in cash and cash equivalents	825,622	(2,809,596)
Cash and cash equivalents at beginning of period	1,138,916	6,923,476

Cash and cash equivalents at end of period	$1,964,538	$4,113,880

Supplemental disclosures of cash flow information:
Interest and dividends paid	$87,264	$9,192

See accompanying notes to the financial statements.

CELSION CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

	Common Stock Outstanding		Additional Paid–in Capital	Treasury Stock		Accumulated Other Compr. Income	Accumulated Deficit
	Shares	Amount		Shares	Amount			Total
Balance at December 31, 2010	13,331,096	$140,914	$ 99,316,859	760,274	$(3,076,670)	$(18,367)	$(100,938,261)	$(4,575,525)
Valuation of common stock warrants in connection with issuance of 8% Series A Redeemable, Convertible Preferred Stock	-	-	2,030,000	-	-	-	-	2,030,000
Conversion of 8% Series A Redeemable, Convertible Preferred Stock	212,498	2,125	300,813	-	-	-	-	302,938
Shares issued under CEFF, net of issuance costs	275,855	2,758	586,100	-	-	-	-	588,858
Stock-based compensation expense	-	-	326,877	-	-	-	-	326,877
Issuance of restricted stock upon vesting	47,500	475	(475)	-	-	-	-	-
Issuance of common stock out of treasury for 401(k) plan matching contribution	6,687	-	67	(6,687)	27,082	-	(13,441)	13,708
Unrealized gain on investments available for sale	-	-	-	-	-	36,983	-	36,983
Net loss	-	-	-	-	-	-	(3,764,283)	(3,764,283)
Balance at March 31, 2011	13,873,636	$146,272	$ 102,560,241	753,587	$(3,049,588)	$18,616	$(104,715,985)	$(5,040,444)

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

Note 2.   Basis of Presentation

The accompanying unaudited financial statements of Celsion have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on March 28, 2011.

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

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Topic 605. This consensus provides accounting principles and application guidance on how the arrangement should be separated, and the consideration allocated. This guidance changes how to determine the fair value of undelivered products and services for separate revenue recognition. Allocation of consideration under this pronouncement is based on management’s estimate of the selling price for undelivered items where there is no other means to determine the fair value of that undelivered item. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application permitted. The Company adopted this standard effective January 1, 2011. The adoption of this standard did not have an impact on the presentation of our financial statements.

In April 2010, FASB issued ASU No. 2010-17, “Revenue Recognition — Milestone Method,” which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The ASU is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We have historically followed the milestone method. The Company adopted this standard effective January 1, 2011. The adoption of this standard did not have an impact on the presentation of our financial statements.

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
For the three months ended March 31, 2011 and 2010, diluted loss per common share was the same as basic loss per common share as all options and warrants that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. The total number of outstanding warrants and equity awards for the periods ended March 31, 2011 and 2010 were 6,498,276 and 3,383,643 common stock equivalent shares, respectively.

Note 5.  Short-Term Investments Available For Sale

Short-term investments available for sale of $130,906 and $395,556 as of March 31, 2011 and December 31, 2010, respectively, consist of commercial paper, corporate debt securities, and equity securities.  They are valued at fair value, with unrealized gains and losses reported as a separate component of stockholders’ deficit in Accumulated Other Comprehensive Income.

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

Short-term investments - at fair value	March 31, 2011		December 31, 2010
Bonds - corporate issuances	$	−	$301,632
Equity securities		130,906	93,924
Total short-term investments, available for sale		$130,906	$395,556

A summary of the cost and fair value of the Company’s short-term investments is as follows:

	March 31, 2011				December 31, 2010
	Cost		Fair Value		Cost	Fair Value
Short-term investments
Bonds - corporate issuances	$	−	$	−	$301,632	$301,632
Equity securities		108,373		130,906	108,373	93,924
Total investments available for sale		$108,373		$130,906	$410,005	$395,556

Bond maturities
Within 3 months	$	−	$	−	$301,632	$301,632
Between 3-12 months		−		−	−	−
Between 1-2 years		−		−	−	−
Total	$	−	$	−	$301,632	$301,632

Note 6.  Fair Value of Financial Instruments

FASB Accounting Standards Codification (ASC) Section 820 (formerly SFAS No. 157) “ Fair Value Measurements and Disclosures,” establishes a three level hierarchy for fair value measurements which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are as follows:

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

The following table presents information about assets and liabilities recorded at fair value on a recurring basis at March 31, 2011 and December 31, 2010 on the Company’s Balance Sheet:

	Total Carrying Value on the Balance Sheet	Quoted Prices In Active Markets For Identical Assets /Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments available for sale, March 31, 2011	$130,906	$	−	$	−	$130,906

Short-term investments available for sale, December 31, 2010	$395,556		$301,632	$	−	$93,924

Liabilities:
Common stock warrant liability, March 31, 2011 (see Note 12)	$79,820	$	−	$	−	$79,820

Common stock warrant liability, December 31, 2010	$248,131	$	−	$	−	$248,131

There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the three month period ended March 31, 2011.

Note 7. Other Current Assets

	March 31, 2011	December 31, 2010
Advances to investigator sites	$1,040,847	$	−
Raw materials for Thermodox® registration batches	267,225		132,451
Amortizable expenses associated with Committed Equity Financing Facility	261,401		274,806
Franchise taxes receivable	49,929		41,364
Prepaid insurance	32,157		−
Interest receivable	−		6,063
Prepaid professional fees	−		37,500
Total	$1,651,559		$492,184

Note 8. Other Accrued Liabilities

Other accrued liabilities at March 31, 2011 and December 31, 2010 include the following:

	March 31, 2011	December 31, 2010
Amounts due to Contract Research Organizations and other contractual agreements	$2,898,947	$1,497,441
Accrued payroll and related benefits	284,617	460,614
Accrued professional fees	136,525	138,900
Accrued dividends on preferred stock	75,776	−
Other	27,234	27,243
Total	$3,423,099	$2,124,189

Note 9. Note Payable

In October 2009, the Company financed $288,200 of lab testing equipment through a capital lease.  This lease obligation has thirty monthly payments of $11,654 through April 2012.  During the first three months of 2011 and 2010, the Company made principal and interest payments totaling $34,962 in each period.  The outstanding lease obligation is $150,499 as of March 31, 2011.

Note 10.  Preferred Stock and Stockholders’ Equity

January 2011 Preferred Stock Offering

In January 2011, the Company entered into a definitive securities purchase agreement with a select group of institutional investors, including certain officers and directors of the Company, to sell 5,000 shares of 8% redeemable convertible preferred stock with a stated value of $1,000 and warrants to purchase up to 2,083,333 shares of common stock in a registered direct offering.  The convertible preferred stock and warrants were sold in units (the "Units"), with each Unit consisting of one share of convertible preferred stock and a warrant to purchase up to 416.6666 shares of common stock at an exercise price of $3.25 per whole share of common stock.  The Units were offered and sold to unaffiliated third party investors at a negotiated purchase price of $1,000 per Unit and to officers and directors at an at-the-market price of $1,197.92 per Unit in accordance with the NASDAQ Stock Market Rules.  Each share of preferred stock is convertible into shares of common stock at an initial conversion price of $2.40 per share, subject to adjustment in the event of stock splits, recapitalizations or reorganizations that affect all holders of common stock equally. Concurrent with the issuance and sale of the Units, the Company issued warrants (the “Placement Agent Warrants”) to purchase up to 350 shares of Preferred Stock at an exercise price of $1,000 per whole share of Preferred Stock to certain affiliates of Dominick and Dominick LLC, as the placement agent.

The Company received gross proceeds from the offering of approximately $5.1 million, before deducting placement agents' fees and offering expenses. The preferred shares may be converted into shares of common stock by the holders thereof at any time and have a mandatory redemption date of January 14, 2013 at a stated redemption value of $1,000 per preferred share.  The convertible preferred shares are also subject to mandatory conversion upon the occurrence of certain events, including the sale of Common Stock in one or more offerings for not less than $4.00 per share and aggregate gross proceeds of $10 million, the achievement of a twenty day trading average of our Common Stock above $6.00 per share, or the receipt of an aggregate at least $4,000,000 as actual, or advanced payment of future, license, milestone or royalty payments from a strategic, licensing or development partner.

Until such time as preferred shares are redeemed, issued and outstanding shares shall accrued dividends at a rate of 8% per annum.  Dividends on the convertible preferred shares are payable on a quarterly basis from the original issue date commencing on April 15, 2011 and are payable only in cash.  As of March 31, 2011, the Company accrued dividends of $75,776 on 4,490 shares of outstanding preferred stock and paid these dividends on April 15, 2011.

The Units were sold pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-158402), which was declared effective by the SEC on April 17, 2009, as supplemented by prospectus supplements dated January 12, 2011 and January 13, 2011 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

As the preferred shares have a mandatory redemption date redeemable by the Company at $1,000 per preferred share on January 14, 2013, the Company has classified the 4,490 outstanding shares as a noncurrent liability as of March 31, 2011.  In connection with the offering, placement agent fees and other offering expenses totaling $675,918 were capitalized as deferred financing fees and will be amortized over the duration from inception until the January 14, 2013 mandatory redemption date.  Deferred financing fees of $70,413 were amortized during the three months ended March 31, 2011. During the period from the date of the offering and until March 31, 2011, 510 preferred shares where converted into 212,498 shares of the Company’s common stock at the option of the individual preferred shareholders.  During the period from issuance until May 11, 2011, holders of 2,253 shares of preferred stock (44% of total preferred shares issued), converted their preferred shares into 938,746 shares of the Company’s common stock.

Common Stock Warrant Liability

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

The fair value of the warrants at March 31, 2011 and December 31, 2010 was $0.1 million and $0.2 million, respectively, calculated using the Black-Scholes option-pricing model with the following assumptions:

	March 31, 2011	December 31, 2010
Risk-free interest rate	2.24%	2.02%
Expected volatility	40.8%	63.5%
Expected life (in years)	2.0	2.1
Expected forfeiture rate	0%	0%
Expected dividend yield	0.00%	0.00%

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

In the second half of 2010, the Company completed three draws and sales to SCBV under the CEFF collectively totaling 1,063,919 shares of common stock for gross proceeds of $2,577,061. Broker fees and other expenses associated with the 2010 draws totaled $84,722.  During 2011, the Company has completed the following draws and sales to SCBV under the CEFF as follows:

Date	Shares Issued	Gross Proceeds	Per Share	Broker Fees and Expenses
March 16, 2011	275,855	$608,347	$2.21	$19,489
April 25, 2011	407,703	867,680	$2.13	27,872
May 6, 2011	656,956	1,949,117	$2.97	62,610
Total	1,340,514	$3,425,144	$2.56	$109,971

The proceeds of the draws will be used for general corporate purposes, including the funding of the Company’s clinical development pipeline of cancer drugs. SCBV is an accredited investor as such term is defined in Rule 501 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), and all sales of the Company’s common stock to SCBV pursuant to the CEFF were exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act. The Company has registered the resale of the shares of common stock issued to SCBV pursuant to the CEFF under the Securities Act on a registration statement on Form S-1.

Note 11. Stock-Based Compensation

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

The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Three months ended March 31, 2011	Three months ended March 31, 2010
Risk-free interest rate	2.72% – 2.84%	2.48% - 3.24%
Expected volatility	80.7% -81.1%	72.1% -72.8%
Expected life (in years)	6	5-6
Expected forfeiture rate	0%	0%
Expected dividend yield	0.00%	0.00%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. The risk free interest rate is derived from values assigned to U.S. Treasury bonds as published in the Wall Street Journal in effect at the time of grant. The model incorporates exercise, pre-vesting and post-vesting forfeiture assumptions based on analysis of historical data. The expected life of the fiscal 2011 and 2010 grants was generated using the simplified method as allowed under Securities and Exchange Commission Staff Accounting Bulletin No. 107.

Total compensation cost related to employee stock options and restricted stock awards amounted to $326,877 and $486,670 for the three months ended March 31, 2011 and 2010, respectively.  No compensation cost related to share-based payments arrangements was capitalized as part of the cost of any asset at March 31, 2011 and 2010.

As of March 31, 2011, there was $2.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.3 years. The weighted average grant-date fair values of the options granted during the three months ended March 31, 2011 was $2.49 and the weighted average grant-date fair values of the restricted stock awards during the three months ended March 31, 2011 was $2.94.

A summary of the Company’s stock option and restricted stock awards for the three month period ended March 31, 2011 is as follows:

	Stock Options			Restricted Stock Awards
Equity Awards	Options Outstanding		Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Contractual Terms of Equity Awards (in years)
Equity awards outstanding at December 31, 2010		2,167,646	$3.74	77,400	$3.47
Equity awards granted		733,167	$2.49	25,000	$2.47
Equity awards exercised		−	−	(22,500)	$2.66
Equity awards forfeited, cancelled or expired		(79,167)	$3.06	−	−
Equity awards outstanding at March 31, 2011		2,821,646	$3.43	79,900	$3.39	7.6

Aggregate intrinsic value of outstanding awards at March 31, 2011		$150		$235,296
Equity awards exercisable at March 31, 2011		1,496,404	$3.97			6.5
Aggregate intrinsic value of vested awards at March 31, 2011	$	−

Collectively, for all the stock option plans as of March 31, 2011, there were a total of 3,488,088 shares reserved, which were comprised of outstanding 2,901,546 equity awards granted and 586,542 equity awards still available for future issuance.

Note 12. Warrants

A warrant liability was incurred as a result of warrants issued in the registered direct offering on September 30, 2009 (See Note 9).  This liability is calculated at its fair market value using the Black-Scholes option pricing model and is adjusted at the end of each quarter.  As a result of this adjustment, the Company recorded a non-cash gain of $0.2 million in the three months ended March 31, 2011.

The following is a summary of the changes in the common stock warrant liability for the three months ended March 31, 2011:

Beginning balance, January 1, 2011	$248,131
Issuances	-
Gain from the adjustment for the change in fair value included in net loss	(168,311)
Ending balance, March 31, 2011	$79,820

As more fully described in Note 10, in connection with the January 2011 Preferred Stock Offering, the Company issued warrants to purchase up to 2,083,333 shares of common stock with an exercise price of $3.25 per whole share of common stock and Placement Agent Warrants to purchase up to 350 shares of the convertible preferred stock.

The following is a summary of all warrant activity for the three months ended March 31, 2011:

Warrants	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,009,076	$5.24
Common stock warrants granted	2,083,333	$3.25
Placement Agent Warrants granted (as if exercised and converted to common stock)	145,833	2.40
Canceled or expired	−	−
Outstanding at March 31, 2011	3,092,409	$3.83	4.16	$-

Exercisable March 31, 2011	1,009,076	$5.24	4.00	$-

Note 13. Licensing Transaction

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

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Statements and terms such as “expect”, “anticipate”, “estimate”, “plan”, “believe” and words of similar import regarding the Company’s expectations as to the development and effectiveness of its technologies, the potential demand for our products, and other aspects of our present and future business operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, readers should specifically consider the various factors contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 including, without limitation, unforeseen changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing, capital structure, and other financial items; changes in approaches to medical treatment; introduction of new products by others; possible acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, competitors and regulatory authorities. These and other risks and uncertainties could cause actual results to differ materially from those indicated by such forward-looking statements, including those set forth in Part I,” Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Our lead product ThermoDox® is being evaluated in a Phase III clinical trial for primary liver cancer (the “HEAT Study”) and a Phase I/II study for recurrent chest wall breast cancer. ThermoDox® is a liposomal encapsulation of doxorubicin, an approved and frequently used oncology drug for the treatment of a wide range of cancers.  Localized mild hyperthermia (greater than 40 degrees Celsius) releases the encapsulated doxorubicin from the liposome enabling high concentrations of doxorubicin to be deposited preferentially in a targeted tumor.

The U.S. Food and Drug Administration (the “FDA”) recently has designated our pivotal Phase III HEAT Study for ThermoDox®, in combination with radiofrequency ablation, as a Fast Track Development Program.  We have received written guidance from the FDA stating that, assuming the results of our ongoing studies are adequate, we may submit our New Drug Application (“NDA”) for ThermoDox® pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act.  A 505(b)(2) NDA provides that some of the information from the reports required for marketing approval may come from studies that the applicant does not own or for which the applicant does not have a legal right of reference and permits a manufacturer to obtain marketing approval for a drug without needing to conduct or obtain a right of reference for all of the required studies.  The availability of Section 505(b)(2) and the designation of  ThermoDox® as a Fast Track Development Program may provide us with an expedited pathway to approval.  There can be no assurance, however, that the results of our ongoing studies will be adequate to obtain approval of ThermoDox® under Section 505(b)(2).

Celsion has also demonstrated feasibility for a product pipeline of cancer drugs that employ its heat activated liposomal technology in combination with known chemotherapeutics including docetaxel and carboplatin. We believe that our technology can improve efficacy and safety of anticancer agents whose mechanism of action and safety profile are well understood by the medical and regulatory communities. Our approach provides a comparatively cost effective, low risk approval pathway.   An element of our business strategy is to pursue, as resources permit, the research and development of a range of product candidates for a variety of indications.  This is intended to allow us to diversify the risks associated with our research and development expenditures.  To the extent we are unable to maintain a broad range of product candidates, our dependence on the success of one or a few product candidates would increase.  Additionally, we have formed a joint research agreement with Royal Phillips Electronics to evaluate the combination of Phillips’ high intensity focused ultrasound (“HIFU”) with Celsion’s ThermoDox® to determine the potential of this combination to treat a broad range of cancers.
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

On February 9, 2011, after reviewing data from 482 randomized patients enrolled in our pivotal Phase III HEAT study, the DMC for this trial unanimously recommended that the trial continue to enroll patients at all clinical sites except for those in Japan with the goal of reaching the 600 patients required to complete the study.  The DMC continues to review safety and efficacy data in accordance with the PMDA in Japan and the DMC’s charter, however there can be no assurance that the DMC will permit resumption of patient enrollment in Japan or at all nor can there be any assurance that the Company will receive the second $2 million payment from Yakult pursuant to the Amendment to the Yakult Agreement.  At this time, the Company is unable to determine what, if any, affect the catastrophic events resulting from the March 11, 2011 earthquake and Tsunami in Japan will have on the conduct or timeframe of the Phase III HEAT Trial or the DMC’s review of safety and efficacy data.

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

As a clinical stage biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The description of our business in this Form 10-Q should be read in conjunction with the information described in Item 1A of our 10-K for the fiscal year ended December 31, 2010.

FINANCIAL REVIEW FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Results of Operations

Celsion’s net loss was $3.8 million, or $0.28 per diluted share, for the three months March 31, 2011 compared to $6.1 million, or $0.50 per diluted share, for the same period last year.  The Company ended the first quarter of 2011 with $2.1 million in cash and short-term investments.

	Three Months Ended March 31,
	($ amounts in 000’s)			Change
	2011	2010		$	%

Licensing Revenue	$2,000	$	−	$2,000	100%

Operating expenses:
Clinical Research	$3,450		$2,817	$633	22.5%
Chemistry, Manufacturing and Controls	899		458	441	96.2%
Research and development	4,349		3,275	1,074	32.8%
General and administrative	1,215		1,299	(84)	(6.5)%
Total operating expenses	3,564		4,574	990	21.6%

Loss from operations	$(3,564)		$(4,574)	$1,010	(22.1)%

Comparison of the three months ended March 31, 2011 and 2010

Licensing Revenue

In the first quarter of 2011, the Company recognized $2 million in licensing revenue after amending its Development, Product Supply and Commercialization Agreement for ThermoDox® with Yakult Honsha Co. to provide for accelerated payments of up to $4 million in future milestone payments, including $2 million that was paid to the Company on January 12, 2011, in exchange for a reduction in product approval milestones that the Company may receive under the Yakult Agreement.

Research and Development Expenses

Research and development (“R&D”) expenses increased by approximately $1.1 million from $3.3 million in the first quarter of 2010 to $4.4 million in the same period of 2011.  Costs associated with the Company’s Phase III liver cancer clinical trial increased to $2.7 million in the first quarter of 2011 compared to $1.9 million in the same period of 2011.  This increase is primarily the result of costs for investigator grants, monitoring costs and milestone payments associated with higher patient enrollment levels for the Company's Phase III HEAT study. Costs associated with the chest wall breast cancer clinical trial decreased to $0.1 million in the first quarter of 2011 compared to $0.5 million in the same period of 2010. Costs associated with the production of Thermodox® increased to $0.9 million in the first quarter of 2011 compared to $0.2 million in the same period of 2010 due to the Company’s progression to develop its commercial manufacturing capabilities for Thermodox®.

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased 7% to $1.2 million in the first quarter of 2011 compared to $1.3 million in the same period in 2010.  The Company continues to carefully monitor operating costs and focus its efforts and financial resources on completing enrollment and patient follow-up in the Phase III HEAT study.

Other expense and income

A warrant liability was incurred as a result of warrants issued in a public offering in September 2009.  This liability is calculated at its fair market value using the Black-Scholes option-pricing model and is adjusted at the end of each quarter.  During the first quarter of 2011, the company recorded a non cash gain of $0.2 million based on the change in this fair value from the end of the prior quarter compared to recording a non cash warrant liability charge of $1.6 million in the first quarter of 2010.

Financial Condition, Liquidity and Capital Resources

Since inception, excluding the net aggregate payments from Boston Scientific of $43 million through the divestiture of our medical device business in 2007 ($13 million in 2007 and $15 million received in each of 2008 and 2009), we have incurred significant losses and negative cash flows from operations.  We have financed our operations primarily through this divesture, proceeds from the sale of equity and amounts received from a product licensing agreement. The process of developing and commercializing Thermodox® requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts.  These activities, together with our general and administrative expenses are expected to result in significant operating losses for the foreseeable future.  Our expenses have significantly and regularly exceeded our revenues, and we have an accumulated deficit of $104.4 million at March 31, 2011.

At March 31, 2011 we had total current assets of $3.7 million (including cash and short term investments of $2.1 million) and current liabilities of $6.9 million, resulting in a working capital deficit of $3.2 million.  At December 31, 2010, we had total current assets of $2.0 million (including cash and short term investments of $1.5 million) and current liabilities of $6.8 million, resulting in a working capital deficit of $4.8 million.

Net cash used in operating activities for the first three months of 2011 was $4.4 million.  The $4.4 million net cash requirement was funded from cash on hand and the proceeds from the licensing revenue received from Yakult, the January 2011 preferred stock offering and the sale of common stock from utilization of the Company’s June 2010 Committed Equity Financing Facility. Net cash provided by financing activities was $4.9 million for the first three months of 2011 which related to $4.3 million from the January 2011 preferred stock offering and $0.6 million of gross proceeds from the Committed Equity Financing Facility partially offset by principal payments made on notes payable.

In January 2011, the Company entered into a definitive securities purchase agreement with a select group of institutional investors, including certain officers and directors of the Company, to sell 5,000 shares of 8% redeemable convertible preferred stock with a stated value of $1,000 and warrants to purchase up to 2,083,333 shares of common stock in a registered direct offering.  The convertible preferred stock and warrants were sold in units (the "Units"), with each Unit consisting of one share of convertible preferred stock and a warrant to purchase up to 416.6666 shares of common stock at an exercise price of $3.25 per whole share of common stock.  The Units were offered and sold to unaffiliated third party investors at a negotiated purchase price of $1,000 per Unit and to officers and directors at an at-the-market price of $1,197.92 per Unit in accordance with the NASDAQ Stock Market Rules.  Each share of preferred stock is convertible into shares of common stock at an initial conversion price of $2.40 per share, subject to adjustment in the event of stock splits, recapitalizations or reorganizations that affect all holders of common stock equally. Concurrent with the issuance of the sale of the Units, the Company issued warratnts (the “Placement Agent Warrant”) to purchase up to 350 shares of the Preferred Stock at an exercise price of $1,000 per whole share of Preferred Stock to certain affiliates of Dominick & Dominick LLC, as placement agent.

The Company received gross proceeds from the offering of approximately $5.1 million, before deducting placement agents' fees and offering expenses. The preferred shares may be converted into shares of common stock by the holders thereof at any time and have a mandatory redemption date of January 14, 2013 at a stated redemption value of $1,000 per preferred share.  The convertible preferred shares are also subject to mandatory conversion upon the occurrence of certain events, including the sale of Common Stock in one or more offerings for not less than $4.00 per share and aggregate gross proceeds of $10 million, the achievement of a twenty day trading average of our Common Stock above $6.00 per share, or the receipt of an aggregate at least $4,000,000 as actual, or advanced payment of future, license, milestone or royalty payments from a strategic, licensing or development partner.

Until such time as preferred shares are redeemed, issued and outstanding shares shall accrued dividends at a rate of 8% per annum.  Dividends on the convertible preferred shares are payable on a quarterly basis from the original issue date commencing on April 15, 2011 and are payable only in cash.  As of March 31, 2011, the Company accrued dividends of $75,776 on 4,490 shares of outstanding preferred stock and paid these dividends on April 15, 2011.

The Units were sold pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-158402), which was declared effective by the SEC on April 17, 2009, as supplemented by prospectus supplements dated January 12, 2011 and January 13, 2011 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

At March 31, 2011, the Company had cash, cash equivalents and short term investments of $2.1 million. The Company will need substantial additional capital to complete its clinical trials, obtain marketing approvals and to commercialize its products.

We currently estimate we will use approximately $16 to $18 million of cash in the 12 month period ending March 31, 2012.  Significant additional capital will be required in 2011 to develop our product candidates through clinical development, manufacturing, and commercialization.  We may seek additional capital through further public or private equity offerings, debt financing, additional strategic alliance and licensing arrangements, collaborative arrangements, or some combination of these financing alternatives. If we are successful in raising additional funds through the issuance of equity securities, investors will likely experience dilution, or the equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences, and privileges senior to those of our common stock.  If we seek strategic alliances, licenses, or other alternative arrangements, such as arrangements with collaborative partners or others, we may need to relinquish rights to certain of our existing or future technologies, product candidates, or products we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, product candidates, or products on terms that are not favorable to us.   The overall status of the economic climate could also result in the terms of any equity offering, debt financing, or alliance, license, or other arrangement being even less favorable to us and our stockholders than if the overall economic climate were stronger.   We also will continue to look for government sponsored research collaborations and grants to help offset future anticipated losses from operations and, to a lesser extent, interest income.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK .

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

Item 4.  CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2011, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic SEC reports.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, that occurred during the three months ended  March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 1A.      Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. You should also carefully consider the following additional risk factor:

Our common stock did not meet the continued listing requirements for The NASDAQ Capital Market.

On April 6, 2011, the Company received an anticipated Staff Determination Letter from the NASDAQ Stock Market LLC (“NASDAQ”) indicating that the Company is not in compliance with the minimum Market Value of Listed Securities (“MVLS”) requirement for continued listing on the NASDAQ Capital Market as set forth in NASDAQ Marketplace Rule 5550(b)(2), which requires the Company to have a minimum MVLS of $35 million for at least 30 consecutive business days. The Company has been given 180 calendar days, or until October 3, 2011, to regain compliance with Rule 5550(b)(2).  In order to regain compliance with Rule 5550(b)(2), the Company's MVLS must close at $35 million or more for a minimum of 10 consecutive trading days.  NASDAQ’s Rule 5550(b) requires that companies listed on the NASDAQ Capital Market maintain a minimum stockholders’ equity of $2.5 million, a MVLS of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

On May 10, 2011, the Company received notification from the NASDAQ Listing Qualifications Department that it had regained compliance with the minimum Market Value of Listed Securities (“MVLS”) requirement for continued listing on the NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5550(b)(2) (the “Rule”).  The letter from NASDAQ, received on May 10, 2011, stated that the Company’s MVLS has been $35 million or greater for the last 10 consecutive business days (from April 26, 2011 to May 9, 2011).  Accordingly, the Company has regained compliance with the Rule and this matter is now closed.

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

SCBV is an “underwriter” within the meaning of Section 2(a)(11) of the Securities Act of 1933, as amended. The Purchase Agreement provided that Commerce Court would use an unaffiliated broker-dealer to effectuate all sales, if any, of common stock that it may purchase from us pursuant to the Purchase Agreement.  In partial consideration for SCBV's execution and delivery of the CEFF, we issued to SCBV 40,000 shares of our common stock (the “Commitment Shares”).  The issuance of the Commitment Shares, together with all other shares of common stock issuable to SCBV pursuant to the terms of the CEFF, is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) and Regulation D under the Securities Act.

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

In the second half of 2010, the Company completed three draws and sales to SCBV under the CEFF collectively totaling 1,063,919 shares of common stock for gross proceeds of $2,577,061. Broker fees and other expenses associated with the 2010 draws totaled $84,722.  During 2011, the Company has completed three draws and sales to SCBV under the CEFF as follows:

Date	Shares Issued	Gross Proceeds	Per Share	Broker Fees and Expenses
March 16, 2011	275,855	$608,347	$2.21	$19,489
April 25, 2011	407,703	867,680	$2.13	27,872
May 6, 2011	656,956	1,949,117	$2.97	62,610
Total	1,340,514	$3,425,144	$2.56	$109,971

The proceeds of the draws will be used for general corporate purposes, including the funding of the Company’s clinical development pipeline of cancer drugs. SCBV is an accredited investor as such term is defined in Rule 501 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), and all sales of the Company’s common stock to SCBV pursuant to the CEFF were exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act. The Company has registered the resale of the shares of common stock issued to SCBV pursuant to the CEFF under the Securities Act on a registration statement on Form S-1.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.         [Removed and Reserved].

Item 5.       Other Information.

On April 25, 2011, the Company completed a draw and sale to SCBV of 407,703 shares of common stock for gross proceeds of $867,680 under the CEFF. On May 6, 2011, the Company completed a draw and sale to SCBV of 656,956 shares of common stock for gross proceeds of $1,949,117 under the CEFF. Broker fees and other expenses associated with these two draws totaled $90,482.  See Item 2 - Unregistered Sales of Equity Securities, which is incorporated herein by reference.  Disclosure of the Company’s draws under the CEFF on April 25 and May 6 are being disclosed under Part II, Item 5 of this Form 10-Q in lieu of disclosure under Item 3.02 of Form 8-K.

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

May 12, 2011

CELSION CORPORATION
Registrant

By:	/s/ Michael H. Tardugno
Michael H. Tardugno
President and Chief Executive Officer

By:	/s/ Jeffrey W. Church
Jeffrey W. Church
Vice President and Chief Financial Officer