Form 10-Q
period 2011-06-30
Celsion CORP
filed 2011-08-09
CIK 749647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
OR
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☑

As of August 8, 2011, the Registrant had 26,282,480 shares of Common Stock, $.01 par value per share, outstanding.

CELSION CORPORATION
QUARTERLY REPORT ON
FORM 10-Q

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q, including any projections of earnings, revenue or other financial items, any statements of the plans and objectives of management for future operations (including, but not limited to, pre-clinical development, clinical trials and manufacturing), any statements concerning proposed drug candidates or other new products or services, any statements regarding future economic conditions or performance, any unforeseen changes in the course of research and development activities and in clinical trials, any possible changes in cost and timing of development and testing, capital structure, and other financial items, any changes in approaches to medical treatment, any introduction of new products by others, any possible acquisitions of other technologies, assets or businesses, any possible actions by customers, suppliers, competitors and regulatory authorities, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, such expectations or any of the forward-looking statements may prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors set forth in Part II, Item 1A “Risk Factors” below and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements, except as required by law or applicable regulations. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Celsion,” “we,” “us,” and “our” refer to Celsion Corporation, a Delaware corporation, and, where appropriate, its subsidiaries.

Trademarks

The Celsion brand and product names, including but not limited to Celsion®, contained in this document are trademarks, registered trademarks or service marks of Celsion Corporation in the United States (U.S.) and certain other countries. This document also contains references to trademarks and service marks of other companies that are the property of their respective owners.

PART I: FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS
 CELSION CORPORATION
BALANCE SHEETS
ASSETS	June 30, 2011 (unaudited)	December 31, 2010

Current assets:
Cash and cash equivalents	$5,380,068	$1,138,916
Short-term investments	133,842	395,556
Prepaid expenses and other current assets	693,440	492,184
Total current assets	6,207,350	2,026,656

Property and equipment (at cost, less accumulated depreciation of $1,129,498 and $1,046,758, respectively)	479,422	378,672

Other assets:
Deferred financing fees	85,918	−
Deposits and other assets	76,796	76,796
Patent licensing fees, net	39,375	43,125
Total other assets	202,089	119,921

Total assets	$6,888,861	$2,525,249

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,327,553	$4,548,586
Other accrued liabilities	1,688,009	2,124,189
Note payable - current portion	120,152	123,465
Total current liabilities	5,135,714	6,796,240

Common stock warrant liability	665,991	248,131
Note payable – non-current portion	−	56,403
8% Series A Redeemable Convertible Preferred Stock, 100,000 shares authorized, 5,000 issued and 864 outstanding at June 30, 2011 (aggregate liquidation preference of $864,000 as of June 30, 2011)	597,744	−

Total liabilities	6,399,449	7,100,774

Stockholders' equity (deficit):
Common stock, $0.01 par value; 75,000,000 shares authorized; 20,451,321 and 14,091,370 shares issued and 19,705,091 and 13,331,096 shares outstanding at June 30, 2011 and December 31, 2010, respectively	204,513	140,914
Additional paid-in capital	114,957,958	99,316,859
Accumulated other comprehensive income (loss)	21,551	(18,367)
Accumulated deficit	(111,674,818)	(100,938,261)
Subtotal	3,509,204	(1,498,855)
Treasury stock, at cost (746,230 and 760,274 shares at June 30, 2011 and December 31, 2010, respectively)	(3,019,792)	(3,076,670)
Total stockholders' equity (deficit)	489,412	(4,575,525)

Total liabilities and stockholders' equity (deficit)	$6,888,861	$2,525,249

See accompanying notes to the financial statements.

CELSION CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011	2010

Licensing revenue	$	─	$	─	$2,000,000	$	─

Operating expenses:
Research and development		4,964,022		3,439,302	9,312,658		6,714,597
General and administrative		1,281,984		1,025,369	2,497,267		2,324,487
Total operating expenses		6,246,006		4,464,671	11,809,925		9,039,084

Loss from operations		(6,246,006)		(4,464,671)	(9,809,925)		(9,039,084)

Other (expense) income:
(Loss) gain from valuation of common stock warrant liability		(586,171)		1,828,544	(417,860)		258,925
Interest income		97		13,953	564		22,150
Interest and dividend expense		(111,945)		(8,341)	(481,087)		(17,547)
Total other (expense) income, net		(698,019)		1,834,156	(898,383)		263,528

Net Loss		$(6,944,025)		$(2,630,515)	$(10,708,308)		$(8,775,556)

Net loss per common share – basic and diluted		$(0.42)		$(0.22)	$(0.72)		$(0.72)

Weighted average shares outstanding – basic and diluted		16,366,409		12,231,620	14,914,438		12,207,826

See accompanying notes to the financial statements.

CELSION CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(10,708,308)	$(8,775,556)
Non-cash items included in net loss:
Depreciation and amortization	82,740	82,747
Change in fair value of common stock warrant liability	417,860	(258,925)
Stock-based compensation	559,976	775,619
Treasury stock contributed to 401(k) plan	28,769	-
Amortization of deferred expense on preferred stock	81,955	-
Amortization of patent license fee	3,750	3,750
Shares issued in exchange for services	-	156,060
Net changes in:
Refundable income taxes	-	806,255
Prepaid expenses and other assets	(207,339)	419,141
Accounts payable	(1,221,033)	(25,785)
Other accrued liabilities	(436,180)	5,662
Net cash used in operating activities:	(11,397,810)	(6,811,032)

Cash flows from investing activities:
Purchases of investment securities	-	(11,491,561)
Proceeds from sale and maturity of investment securities	301,632	14,177,455
Purchases of property and equipment	(183,490)	(800)
Net cash provided by investing activities	118,142	2,685,094

Cash flows from financing activities:
Proceeds from sale of 8% Series A Redeemable, Convertible Preferred Stock, net of issuance costs	4,324,080	-
Proceeds from sale of common stock equity (Notes 10 and 14)	11,256,456	-
Principal payments on note payable	(59,716)	(52,397)
Net cash provided by (used in) financing activities	15,520,820	(52,397)

Increase (decrease) in cash and cash equivalents	4,241,152	(4,178,335)
Cash and cash equivalents at beginning of period	1,138,916	6,923,476

Cash and cash equivalents at end of period	$5,380,068	$2,745,141

Supplemental disclosures of cash flow information:
Interest and preferred stock dividends paid	$481,087	$17,547

See accompanying notes to the financial statements.

CELSION CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock Outstanding			Treasury Stock
	Shares	Amount	Additional Paid in Capital	Shares	Amount	Accumulated Other Compr. Income	Accumulated Deficit	Total

Balance at December 31, 2010	13,331,096	$140,914	$99,316,859	760,274	$(3,076,670)	$(18,367)	$(100,938,261)	$(4,575,525)
Comprehensive loss:
Net loss	-	-	-	-	-	-	(10,708,308)	(10,708,308)
Unrealized gain on investments available for sale	-	-	-	-	-	39,918	-	39,918
Total comprehensive loss								(10,668,390)
Valuation of common stock warrants in connection with issuance of 8% Series A Redeemable, Convertible Preferred Stock	-	-	2,030,000	-	-	-	-	2,030,000
Conversion of 8% Series A Redeemable, Convertible Preferred Stock	1,723,325	17,233	2,102,294	-	-	-	-	2,119,527
Shares issued under CEFF, net of issuance costs	1,340,514	13,405	3,102,682	-	-	-	-	3,116,087
Shares issued under private placement common stock offering on June 2, 2011	3,218,612	32,186	7,846,782					7,878,968
Stock-based compensation expense	-	-	559,976	-	-	-	-	559,976
Issuance of restricted stock upon vesting	77,500	775	(775)	-	-	-	-	-
Issuance of common stock out of treasury for 401(k) plan matching contribution	14,044	-	140	(14,044)	56,878	-	(28,249)	28,769
Balance at June 30, 2011	19,705,091	$204,513	$114,957,958	746,230	$(3,019,792)	$21,551	$(111,674,818)	$489,412

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on March 28, 2011.

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amount reported in the Company’s financial statements and accompanying notes.  Actual results could differ materially from those estimates.

Events and conditions arising subsequent to the most recent balance sheet date have been evaluated for their possible impact on the financial statements and accompanying notes.   See Note 14 for transactions occurring after the June 30, 2011 balance sheet date.

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

In June 2011, the Financial Accounting Standards Board (FASB) amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

There are no new accounting pronouncements issued or effective during the first six months of 2011 that have had or are expected to have a material impact on the Company’s Financial Statements.

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

For the three and six months ended June 30, 2011 and 2010, diluted loss per common share was the same as basic loss per common share as all options and warrants that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. The total number of outstanding warrants and equity awards for the periods ended June 30, 2011 and 2010 were 9,245,618 and 3,498,109 common stock equivalent shares, respectively.

Note 5.  Short-Term Investments Available For Sale

Short-term investments available for sale of $133,842 and $395,556 as of June 30, 2011 and December 31, 2010, respectively, consist of commercial paper, corporate debt securities, and equity securities.  They are valued at fair value, with unrealized gains and losses reported as a separate component of stockholders’ deficit in Accumulated Other Comprehensive Income.

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

Short-term investments - at fair value	June 30, 2011		December 31, 2010

Bonds - corporate issuances	$	−	$301,632
Equity securities		133,842	93,924
Total short-term investments, available for sale		$133,842	$395,556

A summary of the cost and fair value of the Company’s short-term investments is as follows:

	June 30, 2011				December 31, 2010
	Cost		Fair Value		Cost	Fair Value

Short-term investments
Bonds - corporate issuances	$	−	$	−	$301,632	$301,632
Equity securities		108,373		133,842	108,373	93,924
Total investments available for sale		$108,373		$133,842	$410,005	$395,556

Bond maturities
Within 3 months	$	−	$	−	$301,632	$301,632
Between 3-12 months		−		−	−	−
Between 1-2 years		−		−	−	−
Total	$	−	$	−	$301,632	$301,632

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

The following table presents information about assets and liabilities recorded at fair value on a recurring basis at June 30, 2011 and December 31, 2010 on the Company’s Balance Sheet:

	Total Fair Value on the Balance Sheet	Quoted Prices In Active Markets For Identical Assets /Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)

Assets:
Short-term investments available for sale, June 30, 2011	$133,842	$	−	$	−	$133,842

Short-term investments available for sale, December 31, 2010	$395,556		$301,632	$	−	$93,924

Liabilities:
Common stock warrant liability, June 30, 2011	$665,991	$	−	$	−	$665,991

Common stock warrant liability, December 31, 2010	$248,131	$	−	$	−	$248,131

There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the three and six month periods ended June 30, 2011.

Note 7. Other Current Assets

	June 30, 2011	December 31, 2010

Advances to investigator sites	$561,745	$	−
Raw materials for ThermoDox® registration batches	49,850		132,451
Deferred expenses associated with Committed Equity Financing Facility	−		274,806
Franchise taxes receivable	49,929		41,364
Prepaid insurance	21,432		−
Interest and other receivables	10,484		6,063
Prepaid professional fees	−		37,500
Total	$693,440		$492,184

Note 8. Other Accrued Liabilities

Other accrued liabilities at June 30, 2011 and December 31, 2010 include the following:

	June 30, 2011	December 31, 2010

Amounts due to Contract Research Organizations and other contractual agreements	$1,013,682	$1,497,441
Accrued payroll and related benefits	565,591	460,614
Accrued professional fees	64,262	138,900
Accrued dividends on preferred stock	17,240	−
Other	27,234	27,234
Total	$1,688,009	$2,124,189

Note 9. Note Payable

In October 2009, the Company financed $288,200 of lab testing equipment through a capital lease.  This lease obligation has thirty monthly payments of $11,654 through April 2012.  During the first six months of 2011 and 2010, the Company made principal and interest payments totaling $69,924 in each period.  The outstanding lease obligation is $120,152 as of June 30, 2011.

Note 10.  Preferred Stock and Stockholders’ Equity

The Company filed with the Securities and Exchange Commission a $50 million shelf registration statement on Form S-3 that allows the Company to issue any combination of common stock, preferred stock or warrants to purchase common stock or preferred stock.  This shelf registration was declared effective on April 17, 2009.   As of July 25, 2011, this shelf registration statement has been fully utilized.

January 2011 Preferred Stock Offering

In January 2011, the Company entered into a definitive securities purchase agreement with a select group of institutional investors, including certain officers and directors of the Company, to sell 5,000 shares of 8% redeemable convertible preferred stock with a stated value of $1,000 and warrants to purchase up to 2,083,333 shares of common stock in a registered direct offering.  The convertible preferred stock and warrants were sold in units (the "Units"), with each Unit consisting of one share of convertible preferred stock and a warrant to purchase up to 416.6666 shares of common stock at an exercise price of $3.25 per share of common stock.  The Units were offered and sold to unaffiliated third party investors at a negotiated purchase price of $1,000 per Unit and to officers and directors at an at-the-market price of $1,197.92 per Unit in accordance with NASDAQ Stock Market Rules.  Each share of preferred stock is convertible into shares of common stock at an initial conversion price of $2.40 per share, subject to adjustment in the event of stock splits, recapitalizations or reorganizations that affect all holders of common stock equally. Concurrent with the issuance and sale of the Units, the Company issued warrants (the “Placement Agent Warrants”) to purchase up to 350 shares of Preferred Stock at an exercise price of $1,000 per whole share of Preferred Stock to certain affiliates of Dominick and Dominick LLC, as the placement agent.

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

Until such time as preferred shares are redeemed, issued and outstanding shares shall accrued dividends at a rate of 8% per annum.  Dividends on the convertible preferred shares are payable on a quarterly basis from the original issue date commencing on April 15, 2011 and are payable only in cash.  As of June 30, 2011, the Company accrued dividends of $17,240 on 864 shares of outstanding preferred stock and paid these dividends on July 15, 2011.

The Units were sold pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-158402), which was declared effective by the SEC on April 17, 2009, as supplemented by prospectus supplements dated January 12, 2011 and January 13, 2011 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

As the preferred shares have a mandatory redemption date redeemable by the Company at $1,000 per preferred share on January 14, 2013, the Company has classified the 864 outstanding shares as a noncurrent liability as of June 30, 2011.  In connection with the offering, placement agent fees and other offering expenses totaling $675,918 were capitalized as deferred financing fees and are amortized as interest costs over the duration from inception until the January 14, 2013 mandatory redemption date, or, when the preferred shares are converted, the unamortized portion related to such shares are recorded as a cost of capital.  Deferred financing fees of $81,955 were amortized during the six months ended June 30, 2011.  During the period from the date of the offering and until June 30, 2011, 4,136 preferred shares were converted into 1,723,325 shares of the Company’s common stock at the option of the individual preferred shareholders.  In connection with these conversions, deferred financing fees of $508,039 were reclassified as a cost of capital.

Subsequent to June 30, 2011, one holder of 25 shares of preferred stock voluntarily converted their preferred shares into 10,416 shares of the Company’s common stock.  As a result of the Securities Purchase Agreement between the Company and certain institutional investors entered into on July 20, 2011 and closed on July 25, 2011, the mandatory conversion of all outstanding preferred stock was triggered.  As of July 19, 2011, 839 shares of 8% Series A Redeemable Convertible Preferred Stock were outstanding, which are convertible into 349,582 shares of our common stock.  The mandatory conversions are expected to occur on or about August 5, 2011.  No other shares of preferred stock will be outstanding after this conversion. See Note 14 for more information on the July 25, 2011 equity offerings.

June 2, 2011 Private Placement Offering

On June 2, 2011, the Company completed the issuance and sale in a private placement transaction with institutional investors, as well as certain officers and directors of the Company, of 3,218,612 shares of common stock (the “Common Stock”) and warrants (the “Warrants”) to purchase up to 3,218,612 shares of common stock.  The Common Stock and Warrants were sold in units (the “Units”), with each Unit consisting of one share of Common Stock and a Warrant to purchase one share of common stock. Units sold to unaffiliated institutional investors were sold at a negotiated purchase price of $2.65 per Unit and to officers and directors at $2.895 per Unit, the latter representing the consolidated closing bid price per share of Common Stock plus a warrant premium of $0.125 per Unit.  The Warrants are immediately exercisable and have a term of exercise of seventy-eight months from the date of issuance and an exercise price of $2.77 per share.  The Company received gross proceeds from the offering of approximately $8.6 million before deducting estimated offering expenses.

Concurrent with the issuance and sale of the Units, Common Stock and Warrants pursuant to the Purchase Agreement, the Company also entered into a Registration Rights Agreement with the Investors (the “Registration Rights Agreement”) that required the Company to file a resale registration statement with the Securities and Exchange Commission covering the resale by the Investors of the Common Stock and the shares of common stock issuable upon exercise of the Warrants.  These Units were filed pursuant to Rule 424(b)(3) under the Securities Act of 1933 on the Prospectus for Registration Statement No. 333-174960 and was declared effective on June 24, 2011.

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

In the second half of 2010, the Company completed three draws and sales to SCBV under the CEFF collectively totaling 1,063,919 shares of common stock for gross proceeds of $2,577,061. Broker fees and other expenses associated with the 2010 draws totaled $84,722.  During 2011, the Company completed the following draws and sales to SCBV under the CEFF as follows:
Date	Shares Issued	Gross Proceeds	Per Share	Broker Fees and Expenses

March 16, 2011	275,855	$608,347	$2.21	$19,489
April 25, 2011	407,703	867,680	$2.13	27,872
May 6, 2011	656,956	1,949,117	$2.97	280,891
Total	1,340,514	$3,425,144	$2.56	$328,252

In connection with the CEFF, the Company capitalized and deferred approximately $332,000 of fees and expenses.  A portion of these amounts were amortized each time the Company completed a draw under the CEFF.  During 2011, $274,806 of these expenses was amortized in connection with the three draws in 2011.

The proceeds from the CEFF draws were used for general corporate purposes, including the funding of the Company’s clinical development pipeline of cancer drugs. SCBV is an accredited investor as such term is defined in Rule 501 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), and all sales of the Company’s common stock to SCBV pursuant to the CEFF were exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act. The Company has registered the resale of the shares of common stock issued to SCBV pursuant to the CEFF under the Securities Act on a registration statement on Form S-1.

Availability under the CEFF was exhausted during the second quarter of 2011.  Also, in connection with recent equity offerings in May and July 2011, the Company has suspended the use of the CEFF and has expensed the unamortized deferred financing fees of $274,806 in the second quarter of 2011.

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

The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:
	Six months ended June 30, 2011	Six months ended June 30, 2010

Risk-free interest rate	2.72% – 2.84%	2.44% - 3.24%
Expected volatility	80.7% -81.1%	72.1% -82.8%
Expected life (in years)	6.25	5-6.5
Expected forfeiture rate	0.0%	0.0%
Expected dividend yield	0.0%	0.0%

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

Total compensation cost related to employee stock options and restricted stock awards amounted to $233,099 and $288,950 for the three months ended June 30, 2011 and 2010, respectively, and $559,976 and $775,619 for the six months ended June 30, 2011 and 2010, respectively .  No compensation cost related to share-based payments arrangements was capitalized as part of the cost of any asset at June 30, 2011 and 2010.

As of June 30, 2011, there was $2.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.2 years. The weighted average grant-date fair value of the options granted during the six months ended June 30, 2011 was $3.14 per share and the weighted average grant-date fair value of the restricted stock awards during the six months ended June 30, 2011 was $2.47 per share.

A summary of the Company’s stock option and restricted stock awards for the six month period ended June 30, 2011 is as follows:

	Stock Options		Restricted Stock Awards
Equity Awards	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Contractual Terms of Equity Awards (in year)

Equity awards outstanding at December 31, 2010	2,167,646	$3.74	77,400	$3.47
Equity awards granted	748,167	$2.49	25,000	$2.47
Equity awards exercised	−	−	(55,700)	$3.13
Equity awards forfeited, cancelled or expired	(173,749)	$3.21	−	−
Equity awards outstanding at June 30, 2011	2,742,064	$3.43	46,700	$3.39	7.4

Aggregate intrinsic value of outstanding awards at June 30, 2011	$763,287		$157,379

Equity awards exercisable at June 30, 2011	1,493,902	$3.97			6.1

Aggregate intrinsic value of vested awards at June 30, 2011	$339,805

Collectively, for all the stock option plans as of June 30, 2011, there were a total of 3,488,088 shares reserved, which were comprised of 2,788,764 equity awards granted and 666,124 equity awards still available for future issuance.

Note 12. Warrants

Common Stock Warrant Liability

On September 30, 2009, pursuant to the April 17, 2009 shelf registration statement, the Company closed a registered direct offering with a select group of institutional investors that raised gross proceeds of $7.1 million and net proceeds of $6.3 million.  The Company sold 2,018,153 units at a price of $3.50 per unit. Each unit consisted of one share of common stock and a warrant to purchase 0.5 shares of common stock. The warrants have an exercise price of $5.24 per share and are exercisable at any time on or after the six month anniversary of the date of issuance and on or prior to 66 months after the date of issuance.  Under the terms of the warrants, upon certain transactions, including a merger, tender offer or sale of all or substantially all of the assets of the Company, each warrant holder may elect to receive a cash payment in exchange for the warrant, in an amount determined by application of the Black-Scholes option pricing model. Accordingly, pursuant to ASC 815.40, Derivative Instruments and Hedging - Contracts in Entity’s Own Equity, the warrants are recorded as a liability and then marked to market each period through the Statement of Operations in other income or expense. As of September 30, 2009, the Company recorded a warrant liability of $1.6 million based on the fair value offset by a reduction in additional-paid in-capital. At the end of each subsequent quarter, the Company revalues the fair value of the warrants and the change in fair value will be recorded as a change to the warrant liability and the difference will be recorded through the Statement of Operations in other income or expense.

The fair value of the warrants at June 30, 2011 and December 31, 2010 was $0.7 million and $0.2 million, respectively, calculated using the Black-Scholes option-pricing model with the following assumptions:

	June 30, 2011	December 31, 2010

Risk-free interest rate	1.76%	2.02%
Expected volatility	60.8%	63.5%
Expected life (in years)	1.9	2.1
Expected forfeiture rate	0.0%	0.0%
Expected dividend yield	0.00%	0.00%

As a result of this adjustment, the Company recorded a non-cash charge of $417,860 in the six months ended June 30, 2011. The following is a summary of the changes in the common stock warrant liability for the six months ended June 30, 2011:

Beginning balance, January 1, 2011	$248,131
Issuances	-
Loss from the adjustment for the change in fair value included in net loss	417,860
Ending balance, June 30, 2011	$665,991

As more fully described in Note 10, in connection with the January 2011 Preferred Stock Offering, the Company issued warrants to purchase up to 2,083,333 shares of common stock with an exercise price of $3.25 per whole share of common stock and Placement Agent Warrants to purchase up to 350 shares of the convertible preferred stock.  These Placement Agent Warrants are equivalent to 145,833 shares of common stock at an exercise price of $2.40 per whole share.

As more fully described in Note 10, in connection with the June 2, 2011 Private Placement Offering, the Company issued warrants to purchase up to 3,218,612 shares of common stock with an exercise price of $2.77 per whole share of common stock.

The following is a summary of all warrant activity for the six months ended June 30, 2011:

Warrants	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2010	1,009,076	$5.24
Common stock warrants granted in connection with the January 2011 Preferred Stock Offering	2,083,333	3.25
Placement Agent Warrants granted (as if exercised and converted to common stock)	145,833	2.40
Common stock warrants granted in connection with the May 27, 2011 Private Placement Offering	3,218,612	2.77
Canceled or expired	−	−
Outstanding at June 30, 2011	6,456,854	$3.30	5.52	$-

Exercisable June 30, 2011	4,227,688	$3.36	5.78	$-

Note 13. Licensing Transaction

On December 5, 2008, the Company entered into a Development, Product Supply and Commercialization Agreement for ThermoDox® with Yakult Honsha Co. (the “Yakult Agreement”) pursuant to which the Company granted to Yakult an exclusive license, solely in the Japanese market, to make, sell, import and use ThermoDox® for the indications set forth in the Yakult Agreement in consideration of certain milestone and royalty payments, including an $18 million milestone payment upon approval of ThermoDox® by the Japanese Ministry of Health, Labor and Welfare for the treatment of primary liver cancer (the “Approval Milestone”).  On January 11, 2011, the Company entered into an amendment to the Yakult Agreement (the “Amendment”) that provided for (i) a payment by Yakult to the Company of $2 million that the Company received on January 12, 2011 in consideration of a partial reduction in the Approval Milestone, and (ii) if and when the DMC permits the resumption of patient enrollment in Japan for pivotal Phase III clinical study for ThermoDox®, a payment by Yakult to the Company of an additional $2 million in consideration of an additional, partial reduction in the Approval Milestone.  Assuming payment by Yakult of the $4 million contemplated by the Amendment and the partial reductions in the Approval Milestone related thereto, the aggregate Approval Milestone that the Company may receive in the future will have been reduced by approximately forty percent (40%).

Note 14. Subsequent Events

The Company completed the following transactions subsequent to June 30, 2011.

July 6, 2011 Registered Direct Offering

On July 6, 2011, the Company completed the issuance and sale in a registered offering of 2,095,560 shares of our common stock and warrants to purchase up to 628,668 shares of our common stock to institutional investors.  The securities were sold in units at a price of $3.1675 per unit, with each unit consisting of one share of common stock and a warrant to purchase 0.3 shares of common stock, for an aggregate offering price of $6,637,688 (the “Offering”). Net proceeds from the offering were approximately $6 million.

Each Warrant to purchase shares of Common Stock will have an exercise price of $3.13 per share, for total potential additional proceeds to the Company of up to approximately $2 million upon exercise of the Warrants. The Warrants are immediately exercisable for cash or, solely in the absence of an effective registration statement, by net exercise and will expire five years from the date of issuance.

The offer and sale of the Common Stock and Warrants (and the shares of Common Stock issuable upon exercise of the warrants) are registered under the Securities Act of 1933 (the “Securities Act”), as amended, on a registration statement on Form S-3 (File No. 333-158402).

July 25, 2011 Registered Direct and Private Placement Offerings

On July 25, 2011, the Company completed a registered offering of 3,047,682 shares of its common stock and warrants (the “RD Warrants”) to purchase up to 914,305 shares of its common stock. The common stock and the warrants were sold in units at a price of $4.2575 per unit, with each unit consisting of one share of the Company’s common stock and a warrant to purchase 0.30 shares of the Company’s common stock, for an aggregate registered offering price of $12,975,506 (the “Registered Offering”).

The offer and sale of the Company’s common stock issued in the Registered Offering and the shares of common stock issuable upon exercise of the warrants issued in the Registered Offering are registered under the Securities Act of 1933, as amended (the “Securities Act”), on a registration statement on Form S-3 (File No. 333-158402), as supplemented and amended by the prospectus supplement filed with the Securities and Exchange Commission on July 25, 2011.

On July 20, 2011, the Company entered into a Purchase Agreement (the “Private Placement Purchase Agreement” and, together with the Registered Direct Purchase Agreement, the “Agreements”) under which the Company agreed to enter into a private placement with other accredited institutional investors, a member of the Company’s Board of Directors, and an accredited institutional investor affiliated another member of the Company’s Board of Directors (collectively, the “Private Offering Purchasers”). Pursuant to the Private Placement Purchase Agreement, the Company issued 1,281,031 shares of its common stock and warrants (the “Private Placement Warrants”) to purchase up to 512,412 shares of its common stock. The Private Placement Purchase Agreement provided that the securities will be sold in units at a price of $4.27 per unit, with each unit consisting of one share of the Company’s common stock and a warrant to purchase 0.40 shares of the Company’s common stock, for an aggregate private offering price of $5,469,998 (the “Private Offering,” collectively with the Registered Offering, the “Offerings”).

In the Offerings, each warrant to purchase shares of the Company’s common stock will have an exercise price of $4.22 per share, for total potential additional proceeds to the Company of up to approximately $6 million upon exercise of the warrants. The warrants in the Offerings are immediately exercisable for cash or, solely in the absence of an effective registration statement, by net exercise and will expire five years from the date of issuance.

Concurrent with the issuance and sale of the Private Offering common stock and warrants, the Company also entered into a Registration Rights Agreement with the Private Offering Purchasers (the “Registration Rights Agreement”) that requires the Company to file a registration statement within 30 days of the closing date on July 25, 2011 with the Securities and Exchange Commission covering the resale by the Private Offering Purchasers of the common stock issued in the Private Offering and the shares of common stock issuable upon exercise of the warrants issued in the Private Offering.

The purchase and issuance of securities in the Offerings were completed on July 25, 2011. Net proceeds from the Registered Offering and the Private Placement Offering aggregated approximately $17 million.

Relocation of Corporate Offices

On July 21, 2011, the Company executed a lease (the “Lease”) with Brandywine Operating Partnership, L.P., a Delaware limited partnership for a 10,870 square foot premises located in Lawrenceville, New Jersey. The Company secured the Lawrenceville Premises in order to relocate its functions currently located in Columbia, Maryland, including its corporate headquarters.  The 66-month lease is contingent upon receiving a Business Employment Incentive Program (BEIP) grant from the New Jersey Economic Development Authority. BEIP grants are available to economically viable expanding or relocating businesses that create jobs in New Jersey.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Statements and terms such as “expect”, “anticipate”, “estimate”, “plan”, “believe” and words of similar import regarding our expectations as to the development and effectiveness of its technologies, the potential demand for our products, and other aspects of our present and future business operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, readers should specifically consider the various factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, our Quarterly Report on Form 10Q for the fiscal quarter ended March 31, 2011 and in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10Q, including, without limitation, unforeseen changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing, capital structure, and other financial items; changes in approaches to medical treatment; introduction of new products by others; possible acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, competitors and regulatory authorities. These and other risks and uncertainties could cause actual results to differ materially from those indicated by such forward-looking statements, including those set forth in Part I,” Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011 and in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

The discussion of risks and uncertainties set forth in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011 and in our most recent Annual Report on Form 10-K as well as in other filings with the SEC, is not necessarily a complete or exhaustive list of all risks facing the Company at any particular point in time. We operate in a highly competitive, highly regulated and rapidly changing environment and our business is in a state of evolution. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

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

Our lead product ThermoDox® is being evaluated in a Phase III clinical trial for primary liver cancer (the HEAT study) and a Phase I/II study for recurrent chest wall breast cancer. ThermoDox® is a liposomal encapsulation of doxorubicin, an approved and frequently used oncology drug for the treatment of a wide range of cancers.  Localized mild hyperthermia (greater than 40 degrees Celsius) releases the encapsulated doxorubicin from the liposome enabling high concentrations of doxorubicin to be deposited preferentially in a targeted tumor.

The U.S. Food and Drug Administration (FDA) has designated our pivotal Phase III HEAT study for ThermoDox®, in combination with radiofrequency ablation, as a Fast Track Development Program.  We have received written guidance from the FDA stating that, assuming the results of our ongoing studies are adequate, we may submit our New Drug Application (“NDA”) for ThermoDox® pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act.  A 505(b)(2) NDA provides that some of the information from the reports required for marketing approval may come from studies that the applicant does not own or for which the applicant does not have a legal right of reference and permits a manufacturer to obtain marketing approval for a drug without needing to conduct or obtain a right of reference for all of the required studies.  The availability of Section 505(b)(2) and the designation of  ThermoDox® as a Fast Track Development Program may provide us with an expedited pathway to approval.  There can be no assurance, however, that the results of our ongoing studies will be adequate to obtain approval of ThermoDox® under Section 505(b)(2).  Drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval and the timing and the outcome of clinical results is extremely difficult to predict.  Clinical development successes and failures can have a disproportionate positive or negative impact on our scientific and medical prospects, financial prospects, financial condition, and market value.

We have also demonstrated feasibility for a product pipeline of cancer drugs that employ our heat activated liposomal technology in combination with known chemotherapeutics including docetaxel and carboplatin. We believe that our technology can improve efficacy and safety of anticancer agents whose mechanism of action and safety profile are well understood by the medical and regulatory communities. Our approach provides a comparatively cost effective, low risk approval pathway.   An element of our business strategy is to pursue, as resources permit, the research and development of a range of product candidates for a variety of indications.  This is intended to allow us to diversify the risks associated with our research and development expenditures.  To the extent we are unable to maintain a broad range of product candidates, our dependence on the success of one or a few product candidates would increase.  Additionally, we have formed a joint research agreement with Royal Philips Electronics to evaluate the combination of Philips’ high intensity focused ultrasound (HIFU) with ThermoDox® to determine the potential of this combination to treat a broad range of cancers.

On December 5, 2008, we entered into a development, product supply and commercialization agreement with Yakult Honsha Co. (the Yakult Agreement) under which Yakult was granted the exclusive right to commercialize and market ThermoDox® for the Japanese market. We were paid a $2.5 million up-front licensing fee and we have the potential to receive additional payments from Yakult upon receipt of marketing approval by the Japanese Ministry of Health, Labor and Welfare as well as upon the achievement of certain levels of sales and approval for new indications. We will receive double digit escalating royalties on the sale of ThermoDox® in Japan, when and if any such sales occur. We also will be the exclusive supplier of ThermoDox® to Yakult. Concurrent with a preferred equity financing in January 2011, we amended the Yakult Agreement to provide for up to $4.0 million in an accelerated partial payment to us of a future drug approval milestone. The terms of the Yakult Agreement provided for the payment to us of $2.0 million upon the closing of the preferred equity financing and an additional $2.0 million conditioned upon the resumption of enrollment of Japanese patients in the Japan cohort of the HEAT Study. In consideration of these accelerated milestone payments from Yakult, we have agreed to reduce future drug approval milestone payments by approximately forty percent (40%). All other milestone payments are unaffected.

On July 11, 2011, after reviewing data from 535 randomized patients enrolled in our pivotal Phase III HEAT study, the Data Monitoring Committee (DMC) for this trial unanimously recommended that the trial continue to enroll patients at all clinical sites except for those in Japan with the goal of reaching enrollment of 600 patients, as required to complete the study.  The DMC maintained its recommendation to continue withholding enrollment of additional patients in Japan pending certain guidance from the Pharmaceuticals and Medical Devices Agency (PMDA) in Japan. The recommendation followed a review of safety data from 18 Japanese patients enrolled in the study, when compared to patient data from the rest of the Phase III trial. As a part of its commitment to the PMDA, the DMC independently assesses patients randomized at Japanese sites. The DMC continues to review safety and efficacy data in accordance with the PMDA in Japan and the DMC’s charter, however there can be no assurance that the DMC will permit resumption of patient enrollment in Japan or at all nor can there be any assurance that we will receive the second $2 million payment from Yakult pursuant to the amended Yakult Agreement.

On August 3, 2011, we announced that we had reached our preplanned enrollment objective of 600 patients in the pivotal Phase III HEAT study. The target enrollment figure is designed to ensure that the study’s primary end point, progression-free survival, can be achieved with adequate statistical power, and is one of two triggers for an interim efficacy analysis by the study’s DMC.  The second trigger is the occurrence of 190 progression-free survival (PFS) events in the study population. We expect to meet the second trigger in the third quarter of 2011, which would allow us to conduct the planned interim analysis in the fourth quarter of 2011. However, as previously noted, drug research and development is an inherently uncertain process and we can not assure that we will achieve the second trigger within this timeframe, or at all.

Consistent with the Company’s global regulatory strategy, Celsion is continuing to enroll patients in the HEAT study in order to randomize at least 200 patients in China, a requirement for registrational filing in China. The HEAT study has enrolled a sufficient number to support registrational filing in South Korea and Taiwan, two important markets for ThermoDox®.  Continued enrollment will have no effect on the timing for the pre-planned interim analysis, and has the potential to improve to final data read out.

Our current business strategy also includes the possibility of entering into collaborative arrangements with third parties to complete the development and commercialization of our product candidates. In the event that third parties take over the clinical trial process for one or more of our product candidates, the estimated completion date would largely be under the control of that third party rather than us. We cannot forecast with any degree of certainty which proprietary products or indications, if any, will be subject to future collaborative arrangements, in whole or in part, and how such arrangements would affect our development plan or capital requirements. We may also apply for subsidies, grants, or government or agency-sponsored studies that could reduce our development costs.

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

As a clinical stage biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011 and this quarterly report on From 10Q.  The description of our business in this Quarterly Report on Form 10-Q should be read in conjunction with the information described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011 and Part II, Item 1A of this Quarterly Report on Form 10Q.

FINANCIAL REVIEW FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

Results of Operations

Our net loss was $6.9 million, or $0.42 per basic and diluted share, for the three months ended June 30, 2011 compared to $2.6 million, or $0.22 per basic and diluted share, for the same period last year. Our net loss was $10.7 million, or $0.72 per basic and diluted share, for the first half of 2011 compared to $8.8 million, or $0.72 per basic and diluted share, for the same period last year.  As of June 30, 2011, we had $5.5 million in cash and short-term investments.

	Three Months Ended June 30,
	($ amounts in 000’s)		Change
	2011	2010	$	%

Operating expenses:
Clinical Research	$4,134	$2,525	$1,609	63.7%
Chemistry, Manufacturing and Controls	830	914	(84)	(9.2)%
Research and development	4,964	3,439	1,525	44.3%
General and administrative	1,282	1,026	256	25.0%
Total operating expenses	$6,246	$4,465	$1,781	39.9%

	Six Months Ended June 30,
	($ amounts in 000’s)		Change
	2011	2010	$	%

Licensing Revenue:	$2,000	$ −	$2,000	100%

Operating expenses:
Clinical Research	$7,584	$5,399	$2,185	40.5%
Chemistry, Manufacturing and Controls	1,729	1,316	413	31.4%
Research and development	9,313	6,715	2,598	38.9%
General and administrative	2,497	2,324	173	7.4%
Total operating expenses	11,810	9,039	2,771	30.7%

Loss from operations	$(9,810)	$(9,039)	$(771)	(8.5)%

Comparison of the three months ended June 30, 2011 and 2010

Research and Development Expenses

Research and development (“R&D”) expenses increased by approximately $1.5 million from $3.4 million in the second quarter of 2010 to $5.0 million in the same period of 2011.  Costs associated with our Phase III liver cancer clinical trial increased to $3.4 million in the second quarter of 2011 compared to $1.6 million in the same period of 2011.  This increase is primarily the result of costs for investigator grants, monitoring costs and milestone payments associated with higher patient enrollment levels for the Phase III HEAT study.  Costs associated with our chest wall breast cancer clinical trial remained unchanged at $0.1 million in the second quarter of 2011 compared to the same period of 2010. Costs associated with the production of ThermoDox® decreased slightly to $0.8 million in the second quarter of 2011 compared to $0.9 million in the same period of 2010.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased to $1.3 million in the second quarter of 2011 compared to $1.0 million in the same period in 2010.  This increase is largely the result of an increase in professional fees and personnel costs in 2011.  We continue to carefully monitor operating costs and focus its efforts and financial resources on completing enrollment and patient follow-up in the Phase III HEAT study.

Other expense and income

A warrant liability was incurred as a result of warrants issued in a public offering in September 2009.  This liability is calculated at its fair market value using the Black-Scholes option-pricing model and is adjusted at the end of each quarter.  During the second quarter of 2011, We recorded a non cash warrant liability charge of $0.6 million based on the change in this fair value from the end of the prior quarter compared to recording a non cash gain of $1.8 million in the same period of 2010.  Also, in connection with the January 2011 preferred stock offering, we incurred interest charges of approximately $0.1 million in the second quarter of 2011. In connection with our recent financings we completed in July 2011 (see the section titled “Financial Condition, Liquidity and Capital Resources” below for additional information), all outstanding shares of preferred stock will convert mandatorily into common stock on or about August 5, 2011.  Therefore, additional dividend charges associated with this offering are expected to be minimal.

Comparison of the six months ended June 30, 2011 and 2010

Licensing Revenue

In the first quarter of 2011, we recognized $2 million in licensing revenue after amending our development, product supply and commercialization agreement for ThermoDox® with Yakult Honsha Co. to provide for accelerated payments of up to $4 million in future milestone payments, including $2 million that was paid to us on January 12, 2011, in exchange for a reduction in product approval milestones that we may receive in the future under the Yakult Agreement.

Research and Development Expenses

Research and development (“R&D”) expenses increased by approximately $2.6 million from $6.7 million in the first half of 2010 to $9.3 million in the same period of 2011.  Costs associated with the Phase III liver cancer clinical trial increased to $6.1 million in the first half of 2011 compared to $3.5 million in the same period of 2011.  This increase is primarily the result of costs for investigator grants, monitoring costs and milestone payments associated with higher patient enrollment levels for the Phase III HEAT study.  Costs associated with our chest wall breast cancer clinical trial decreased to $0.2 million in the first half of 2011 compared to $0.3 million in the same period of 2010. We completed the Phase I portion of this trial in the first half of 2011.  Costs associated with the production of ThermoDox® increased to $1.7 million in the first half of 2011 compared to $1.3 million in the same period of 2010 due to our progression to develop our commercial manufacturing capabilities for ThermoDox®.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased to $2.5 million in the first half of 2011 compared to $2.3 million in the same period in 2010.  This increase is primarily due to an increase in professional fees and personnel costs in 2011.  We continue to carefully monitor operating costs and focus its efforts and financial resources on completing enrollment and patient follow-up in the Phase III HEAT study.

Other expense and income

A warrant liability was incurred as a result of warrants issued in a public offering in September 2009.  This liability is calculated at its fair market value using the Black-Scholes option-pricing model and is adjusted at the end of each quarter.  During the first half of 2011, we recorded a non cash warrant liability charge of $0.4 million during the first half of 2011 compared to recording a non cash gain of $0.3 million in the same period of 2010.  Also, in connection with the January 2011 preferred stock offering, we incurred interest charges of approximately $0.5 million in the first half of 2011.  In connection with our recent financings in July 2011 (see the section titled “Financial Condition, Liquidity and Capital Resources” below for additional information), all outstanding shares of preferred stock will convert mandatorily into common stock on or about August 5, 2011.  Therefore, additional dividend charges associated with this offering are expected to be minimal.

Financial Condition, Liquidity and Capital Resources

Since inception, excluding the net aggregate payments received from Boston Scientific of $43 million through the divestiture of our medical device business in 2007 (which we received in installments of $13 million in 2007 and $15 million in each of 2008 and 2009), we have incurred significant losses and negative cash flows from operations.  We have financed our operations primarily through the net proceeds we received in this divesture, and from the subsequent sale of equity and amounts received from our product licensing agreement with Yakult. The process of developing and commercializing ThermoDox® requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts.  These activities, together with our general and administrative expenses are expected to result in significant operating losses for the foreseeable future.  Our expenses have significantly and regularly exceeded our revenues, and we had an accumulated deficit of $111 million at June 30, 2011.

At June 30, 2011 we had total current assets of $6.2 million (including cash and short term investments of $5.5 million) and current liabilities of $5.1 million, resulting in working capital of $1.1 million.  At December 31, 2010, we had total current assets of $2.0 million (including cash and short term investments of $1.5 million) and current liabilities of $6.8 million, resulting in a working capital deficit of $4.8 million.

Net cash used in operating activities for the first half of 2011 was $11.4 million.  The $11.4 million net cash requirement was funded from cash on hand, licensing revenue received from Yakult, and proceeds from the sale of equity securities described in more detail below.  Net cash provided by financing activities was $15.5 million for the first half of 2011 which consisted of $4.3 million from the January 2011 preferred stock offering described below under the heading “January 2011 Preferred Stock Offering”, $7.9 million from the private placement offering we completed under the heading “June 2, 2011 Private Placement Offering” and $3.4 million of gross proceeds from the Committed Equity Financing Facility described below under Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds”, partially offset by principal payments made on notes payable.

January 2011 Preferred Stock Offering

On January 14, 2011, we completed the issuance and sale of 5,000 shares of our 8% redeemable convertible preferred stock with a stated value of $1,000 and warrants to purchase up to 2,083,333 shares of common stock to institutional investors as well as certain officers and directors of the Company in a registered direct offering. The convertible preferred stock and warrants were sold in units, with each unit consisting of one share of convertible preferred stock and a warrant to purchase up to 416.6666 shares of common stock at an exercise price of $3.25 per whole share of common stock. The units were offered and sold to unaffiliated third party investors at a negotiated purchase price of $1,000 per unit and to officers and directors at an at-the-market price of $1,197.92 per unit in accordance with the NASDAQ Stock Market Rules. Each share of preferred stock is convertible into shares of common stock at an initial conversion price of $2.40 per share, subject to adjustment in the event of stock splits, recapitalizations or reorganizations that affect all holders of common stock equally. Concurrent with the issuance of the sale of the units, the Company issued warrants to purchase up to 350 shares of the convertible preferred stock at an exercise price of $1,000 per whole share of preferred stock to certain affiliates of Dominick & Dominick LLC, as placement agent for the offering.  The Company received gross proceeds from the offering of approximately $5.1 million, before deducting placement agent fees and offering expenses. The mandatory conversion provisions of the convertible preferred stock were triggered by the July 25, 2011 registered direct and private placement offerings described below under the heading “July 25, 2011 Registered Direct and Private Placement Offerings”, since the sale of our common stock in those offerings was for not less than $4.00 per share and we received aggregate gross proceeds of at least $10 million in those offerings. The issuance of common stock upon the mandatory conversion of the outstanding convertible preferred stock will dilute the ownership interests of existing holders of shares of common stock. As of July 19, 2011, 839 shares of convertible preferred stock were outstanding, which are convertible into 349,582 shares of our common stock.

Until the shares of convertible preferred stock were converted on or about August 5, 2011, issued and outstanding shares accrued dividends at a rate of 8% per annum. Dividends on the shares of convertible preferred stock were payable on a quarterly basis from the original issue date, commencing on April 15, 2011 and were payable only in cash. During the first half of 2011, the Company accrued dividends of approximately $0.5 million on the outstanding shares of preferred stock. These amounts were paid within 15 days of the end of each fiscal quarter and upon conversion of the shares of convertible preferred stock.

June 2, 2011 Private Placement Offering

On June 2, 2011, we completed the issuance and sale of 3,218,612 shares of our common stock and warrants to purchase up to 3,218,612 shares of common stock to institutional investors as well as certain officers and directors of the Company in a private placement transaction. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock. Units sold to unaffiliated institutional investors were sold at a negotiated purchase price of $2.65 per unit and to officers and directors at $2.895 per unit, the latter representing the consolidated closing bid price per share of common stock plus a warrant premium of $0.125 per unit. The warrants are exercisable on or after December 2, 2011 at an exercise price of $2.77 and expire 78 months after the date of issuance. The Company received gross proceeds from the offering of approximately $8.6 million, before deducting placement agent fees and offering expenses. Concurrent with the issuance and sale of the units, the Company entered into a registration rights agreement with the investors that required the Company to file a registration statement with the Securities and Exchange Commission covering the resale by the investors of the common stock and the shares of common stock issuable upon exercise of the warrants, which registration statement became effective on June 24, 2011.

Committed Equity Financing Facility

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

In the second half of 2010, the Company completed three draws and sales to SCBV under the CEFF collectively totaling 1,063,919 shares of common stock for gross proceeds of $2,577,061. Broker fees and other expenses associated with the 2010 draws totaled $84,722.  During 2011, the Company completed the following draws and sales to SCBV under the CEFF as follows:

Date	Shares Issued	Gross Proceeds	Per Share	Broker Fees and Expenses

March 16, 2011	275,855	$608,347	$2.21	$19,489
April 25, 2011	407,703	867,680	$2.13	27,872
May 6, 2011	656,956	1,949,117	$2.97	280,891
Total	1,340,514	$3,425,144	$2.56	$328,252

The proceeds from the CEFF draws were used for general corporate purposes, including the funding of the Company’s clinical development pipeline of cancer drugs. SCBV is an accredited investor as such term is defined in Rule 501 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), and all sales of the Company’s common stock to SCBV pursuant to the CEFF were exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act. The Company has registered the resale of the shares of common stock issued to SCBV pursuant to the CEFF under the Securities Act on a registration statement on Form S-1.

Availability under the CEFF was exhausted during the second quarter of 2011.  Also, in connection with recent equity offerings in May and July 2011, the Company has suspended the use of the CEFF.

Subsequent to June 30, 2011, we strengthened our financial position by completing three equity offerings with gross proceeds collectively totaling approximately $25 million.  See the Sections titled “July 6, 2011 Registered Direct Offering” and “July 25, 2011 Registered Direct and Private Placement Offerings” below.

July 6, 2011 Registered Direct Offering

On July 6, 2011, we completed the issuance and sale in a registered offering of 2,095,560 shares of our common stock and warrants to purchase up to 628,668 shares of common stock to institutional investors. The common stock and warrants were sold in units at a price of $3.1675, with each unit consisting of one share of common stock and a warrant to purchase 0.3 shares of common stock. The warrants were exercisable immediately at an exercise price of $3.13 and expire five years from the date of issuance. The Company received gross proceeds from the offering of approximately $6.6 million, before deducting placement agent fees and offering expenses.

July 25, 2011 Registered Direct and Private Placement Offerings

On July 25, 2011, we completed the issuance and sale in a registered offering of 3,047,682 shares of our common stock and warrants to purchase up to 914,305 shares of common stock to institutional investors. The common stock and warrants were sold in units at a price of $4.2575, with each unit consisting of one share of common stock and a warrant to purchase 0.3 shares of common stock. The warrants were exercisable immediately at an exercise price of $4.22 and expire five years from the date of issuance. The Company received gross proceeds from the offering of approximately $13.0 million, before deducting placement agent fees and offering expenses.

On July 25, 2011, we also completed the issuance and sale of 1,281,031 shares of our common stock and warrants to purchase up to 512,412 shares of common stock to institutional investors as well as a director of the Company and an investor affiliated with another director of the Company in a private placement transaction. The common stock and warrants were sold in units at a price of $4.27, with each unit consisting of one share of common stock and a warrant to purchase 0.4 shares of common stock. The warrants were exercisable immediately at an exercise price of $4.22 and expire five years from the date of issuance. The Company received gross proceeds from the offering of approximately $5.5 million, before deducting placement agent fees and offering expenses. Concurrent with the issuance and sale of the units, the Company entered into a registration rights agreement with the investors that requires the Company to file a registration statement with the Securities and Exchange Commission covering the resale by the investors of the common stock and the shares of common stock issuable upon exercise of the warrants within 30 days of the closing of the private placement transaction.

At June 30, 2011, the Company had cash, cash equivalents and short term investments of $5.5 million.  As a result of the public and private placements which were closed in July 2011, the Company raised approximately $23 million in additional equity proceeds.  The Company believes its current cash position is sufficient to fund its operations for the next twelve months and beyond.

Additional capital will be required in 2012 to develop our product candidates through clinical development, manufacturing, and commercialization.  We may seek additional capital through further public or private equity offerings, debt financing, additional strategic alliance and licensing arrangements, collaborative arrangements, or some combination of these financing alternatives. If we are successful in raising additional funds through the issuance of equity securities, investors will likely experience dilution, or the equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences, and privileges senior to those of our common stock.  If we seek strategic alliances, licenses, or other alternative arrangements, such as arrangements with collaborative partners or others, we may need to relinquish rights to certain of our existing or future technologies, product candidates, or products we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, product candidates, or products on terms that are not favorable to us.   The overall status of the economic climate could also result in the terms of any equity offering, debt financing, or alliance, license, or other arrangement being even less favorable to us and our stockholders than if the overall economic climate were stronger.   We also will continue to look for government sponsored research collaborations and grants to help offset future anticipated losses from operations and, to a lesser extent, interest income.

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

Item 4.  CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2011, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic SEC reports.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, that occurred during the three months ended  June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

 PART II: OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 1A.      Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, which could materially affect our business, financial condition or future results. You should also carefully consider the following additional risk factor:

We may be unable to maintain compliance with NASDAQ Marketplace Rules which could cause our common stock to be delisted from The NASDAQ Capital Market. This could result in the lack of a market for our common stock, cause a decrease in the value of an investment in us, and adversely affect our business, financial condition and results of operations.

On April 6, 2011, we received notice from The NASDAQ Listing Qualifications Department that we were not in compliance with the minimum Market Value of Listed Securities (MVLS) requirement for continued listing on The NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5550(b)(2) (the Rule), which requires a listed company to maintain a minimum MVLS of $35 million. On May 10, 2011, we received a letter from NASDAQ stating that our MVLS had been $35 million or greater for the previous ten consecutive business days (from April 26, 2011 to May 9, 2011) and that we had regained compliance with the Rule.

We cannot guarantee that our MVLS will remain at or above $35 million and if our MVLS again drops below $35 million, the stock could become subject to delisting again.  If our common stock is delisted, trading of the stock will most likely take place on an over-the-counter market established for unlisted securities, such as the Pink Sheets or the OTC Bulletin Board. An investor is likely to find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors may not buy or sell our common stock due to difficulty in accessing over-the-counter markets, or due to policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules regarding “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to investors in penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher priced stock, would further limit the ability and willingness of investors to trade in our common stock. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified executives and employees and to raise capital

The risks described in our Annual Report on Form 10-K and outlined above are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Committed Equity Financing Facility

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

From time to time over the term of the CEFF, in the Company’s sole discretion, we may present SCBV with draw down notices requiring SCBV to purchase a specified dollar amount of shares of our common stock, based on the price per share over 10 consecutive trading days (Draw Down Period), with the total dollar amount of each draw down subject to certain agreed-upon limitations based on the market price of our common stock at the time of the draw down or, if we determine in our sole discretion, a percentage of the daily trading volume of our common stock during the Draw Down Period.  We are able to present SCBV with up to 24 draw down notices during the term of the CEFF, with only one such draw down notice allowed per Draw Down Period and a minimum of five trading days required between each Draw Down Period.

SCBV is an “underwriter” within the meaning of Section 2(a)(11) of the Securities Act of 1933, as amended. The Purchase Agreement provided that Commerce Court would use an unaffiliated broker-dealer to effectuate all sales, if any, of common stock that it may purchase from us pursuant to the Purchase Agreement.  In partial consideration for SCBV's execution and delivery of the CEFF, we issued to SCBV 40,000 shares of our common stock (Commitment Shares).  The issuance of the Commitment Shares, together with all other shares of common stock issuable to SCBV pursuant to the terms of the CEFF, is exempt from registration under the Securities Act of 1933, as amended (Securities Act), pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) and Regulation D under the Securities Act.

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

In the second half of 2010, the Company completed three draws and sales to SCBV under the CEFF collectively totaling 1,063,919 shares of common stock for gross proceeds of $2,577,061. Broker fees and other expenses associated with the 2010 draws totaled $84,722.  During 2011, the Company has completed three draws and sales to SCBV under the CEFF as follows:

Date	Shares Issued	Gross Proceeds	Per Share	Broker Fees and Expenses

March 16, 2011	275,855	$608,347	$2.21	$19,489
April 25, 2011	407,703	867,680	$2.13	27,872
May 6, 2011	656,956	1,949,117	$2.97	280,891
Total	1,340,514	$3,425,144	$2.56	$328,252

The proceeds of the draws were used for general corporate purposes, including the funding of the Company’s clinical development pipeline of cancer drugs. SCBV is an accredited investor as such term is defined in Rule 501 of Regulation D of the Securities Act, and all sales of the Company’s common stock to SCBV pursuant to the CEFF were exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act. The Company has registered the resale of the shares of common stock issued to SCBV pursuant to the CEFF under the Securities Act on a registration statement on Form S-1.

June 2, 2011 Private Placement Offering

On June 2, 2011, we completed the issuance and sale of 3,218,612 shares of our common stock and warrants to purchase up to 3,218,612 shares of common stock to institutional investors as well as certain officers and directors of the Company in a private placement transaction. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock. Units sold to unaffiliated institutional investors were sold at a negotiated purchase price of $2.65 per unit and to officers and directors at $2.895 per unit, the latter representing the consolidated closing bid price per share of common stock plus a warrant premium of $0.125 per unit. The warrants are exercisable on or after December 2, 2011 at an exercise price of $2.77 and expire 78 months after the date of issuance. The Company received gross proceeds from the offering of approximately $8.6 million, before deducting placement agent fees and offering expenses. Concurrent with the issuance and sale of the units, the Company entered into a registration rights agreement with the investors that required the Company to file a registration statement with the Securities and Exchange Commission covering the resale by the investors of the common stock and the shares of common stock issuable upon exercise of the warrants, which registration statement became effective on June 24, 2011.

We intend to use the net proceeds from the sale of securities in the June 2, 2011 private placement offering for general corporate purposes, including the funding of the clinical development of our product pipeline of cancer drugs. Pending the application of the net proceeds, we intend to invest the net proceeds in short-term, investment grade, interest-bearing securities.

July 25, 2011 Private Placement Offerings

On July 25, 2011, we also completed the issuance and sale of 1,281,031 shares of our common stock and warrants to purchase up to 512,412 shares of common stock to institutional investors as well as a director of the Company and an investor affiliated with another director of the Company in a private placement transaction. The common stock and warrants were sold in units at a price of $4.27, with each unit consisting of one share of common stock and a warrant to purchase 0.4 shares of common stock. The warrants were exercisable immediately at an exercise price of $4.22 and expire five years from the date of issuance. The Company received gross proceeds from the offering of approximately $5.5 million, before deducting placement agent fees and offering expenses. Concurrent with the issuance and sale of the units, the Company entered into a registration rights agreement with the investors that requires the Company to file a registration statement with the Securities and Exchange Commission covering the resale by the investors of the common stock and the shares of common stock issuable upon exercise of the warrants within 30 days of the closing of the private placement transaction.

We intend to use the net proceeds from the sale of securities in the July 25, 2011 private placement offering for general corporate purposes, including the funding of the clinical development of our product pipeline of cancer drugs. Pending the application of the net proceeds, we intend to invest the net proceeds in short-term, investment grade, interest-bearing securities.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  [Removed and Reserved].

Item 5.  Other Information.

None.

Item 6.      Exhibits.

4.1	Form of Common Stock Warrant incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company, filed June 2, 2011.

4.2	Form of Common Stock Purchase Warrant incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company, filed July 6, 2011.

4.3	Form of Common Stock Purchase Warrant incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company, filed July 25, 2011.

4.4	Form of Warrant to Purchase Common Stock incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company, filed July 25, 2011.

10.1
Form of Purchase Agreement dated as of May 26, 2011, by and among the Company and the purchasers named therein, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed June 2, 2011.

10.2
Form of Registration Rights Agreement dated as of May 26, 2011, by and among the Company and the purchasers named therein, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed June 2, 2011.

10.3
Form of Securities Purchase Agreement dated as of June 30, 2011, by and among the Company and the purchasers named therein, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed July 6, 2011.

10.3
Form of Securities Purchase Agreement dated as of July 20, 2011, by and among the Company and the purchasers named therein, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed July 25, 2011.

10.4
Form of Purchase Agreement dated as of July 20, 2011, by and among the Company and the purchasers named therein, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed July 25, 2011.

10.5
Form of Registration Rights Agreement dated as of July 25, 2011, by and among the Company and the purchasers named therein, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company, filed July 25, 2011.

10.6
Lease Agreement, executed July 21, 2011, by and between the Company and Brandywine Operating Partnership, L.P., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed July 25, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

**Exhibit 101 is being furnished and, in accordance with Rule 406T of Regulation S-T, shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2011

CELSION CORPORATION

Registrant

By:	/s/ Michael H. Tardugno
Michael H. Tardugno
President and Chief Executive Officer

By:	/s/ Gregory Weaver
Gregory Weaver
Senior Vice President and Chief Financial Officer