Form 10-Q
period 2011-09-30
Celsion CORP
filed 2011-11-10
CIK 749647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-15911

CELSION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-1256615
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

997 Lenox Drive, Suite 100
Lawrenceville, NJ	08648
(Address of principal executive offices)	(Zip Code)
(609) 896-9100
(Registrant’s telephone number, including area code)

10220-L Old Columbia Road Columbia, Maryland 21046
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   No   Ö

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes ☐   No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑

As of November 9, 2011, the Registrant had 26,689,725 shares of Common Stock, $.01 par value per share, outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS
  CELSION CORPORATION
BALANCE SHEETS
ASSETS	September 30, 2011 (unaudited)	December 31, 2010

Current assets:
Cash and cash equivalents	$11,132,890	$1,138,916
Short-term investments	10,276,730	395,556
Prepaid expenses and other current assets	804,617	492,184
Total current assets	22,214,237	2,026,656

Property and equipment (at cost, less accumulated depreciation of $1,170,868 and $1,046,758, respectively)	583,428	378,672

Other assets:
Security deposit on letter of credit	250,000	−
Deposits and other assets	99,895	76,796
Patent licensing fees, net	37,500	43,125
Total other assets	387,395	119,921
Total assets	$23,185,060	$2,525,249

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$2,772,654	$4,548,586
Other accrued liabilities	1,776,767	2,124,189
Note payable - current portion	88,799	123,465
Total current liabilities	4,638,220	6,796,240

Common stock warrant liability	290,613	248,131
Note payable – non-current portion	−	56,403
Total liabilities	4,928,833	7,100,774

Stockholders' equity (deficit):
Common stock, $0.01 par value; 75,000,000 shares authorized; 27,388,291 and 14,091,370 shares issued and 26,669,270 and 13,331,096 shares outstanding at September 30, 2011 and December 31, 2010, respectively	273,883	140,914
Additional paid-in capital	139,139,664	99,316,859
Accumulated other comprehensive loss	(157,130)	(18,367)
Accumulated deficit	(118,090,595)	(100,938,261)
Subtotal	21,165,822	(1,498,855)
Treasury stock, at cost (719,021 and 760,274 shares at September 30, 2011 and December 31, 2010, respectively)	(2,909,595)	(3,076,670)
Total stockholders' equity (deficit)	18,256,227	(4,575,525)

Total liabilities and stockholders' equity (deficit)	$23,185,060	$2,525,249

See accompanying notes to the financial statements.

CELSION CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011	2010

Licensing revenue	$	─	$	─	$2,000,000	$	─

Operating expenses:
Research and development		5,414,284		3,951,248	14,726,942		10,665,845
General and administrative		1,408,828		1,220,114	3,906,095		3,544,601
Total operating expenses		6,823,112		5,171,362	18,633,037		14,210,446

Loss from operations		(6,823,112)		(5,171,362)	(16,633,037)		(14,210,446)

Other (expense) income:
Gain (loss) from valuation of common stock warrant liability		375,378		453,078	(42,482)		712,003
Interest income		26,347		8,590	26,911		30,740
Interest and dividend expense		(13,710)		(7,451)	(494,797)		(24,979)
Other income (expense)		42,145		─	42,145		(19)
Total other income (expense), net		430,160		454,217	(468,223)		717,745

Net Loss		$(6,392,952)		$(4,717,145)	$(17,101,260)		$(13,492,701)

Net loss per common share – basic and diluted		$(0.25)		$(0.38)	$(0.93)		$(1.10)

Weighted average shares outstanding – basic and diluted		25,150,084		12,340,445	18,360,149		12,303,195

See accompanying notes to the financial statements.

CELSION CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(17,101,260)	$(13,492,701)
Non-cash items included in net loss:
Depreciation and amortization	124,110	124,110
Amortization of patent license fee	5,625	5,625
Change in fair value of common stock warrant liability	42,482	(712,003)
Stock-based compensation	892,894	1,193,640
Treasury stock contributed to 401(k) plan	44,638	-
Shares issued in exchange for services	71,550	18,060
Net changes in:
Refundable income taxes	-	806,255
Prepaid expenses and other current assets	(236,567)	372,932
Deposits and other assets	(23,099)	20,286
Accounts payable	(1,775,932)	550,897
Other accrued liabilities	(347,422)	517,407
Net cash used in operating activities:	(18,302,981)	(10,595,492)

Cash flows from investing activities:
Purchases of investment securities	(10,415,493)	(11,601,922)
Proceeds from sale and maturity of investment securities	395,556	15,806,235
Security deposit on letter of credit	(250,000)	-
Purchases of property and equipment	(328,866)	(4,492)
Net cash (used in) provided by investing activities	(10,598,803)	4,199,821

Cash flows from financing activities:
Proceeds from sale of 8% Series A Redeemable, Convertible Preferred Stock, net of issuance costs	4,324,080	-
Proceeds from sale of common stock equity, net of issuance costs	34,268,411	1,376,420
Proceeds from exercise of common stock warrants	394,336	-
Principal payments on note payable	(91,069)	(79,907)
Net cash provided by financing activities	38,895,758	1,296,513

Increase (decrease) in cash and cash equivalents	9,993,974	(5,099,158)
Cash and cash equivalents at beginning of period	1,138,916	6,923,476

Cash and cash equivalents at end of period	$11,132,890	$1,824,318

Supplemental disclosures of cash flow information:
Interest and preferred stock dividends paid	$494,797	$24,979

See accompanying notes to the financial statements.

CELSION CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock Outstanding		Additional Paid in Capital	Treasury Stock		Accumulated Other Compr. Income	Accumulated Deficit	Total
	Shares	Amount		Shares	Amount

Balance at December 31, 2010	13,331,096	$140,914	$99,316,859	760,274	$(3,076,670)	$(18,367)	$(100,938,261)	$(4,575,525)
Comprehensive loss:
Net loss	-	-	-	-	-	-	(17,101,260)	(17,101,260)
Unrealized loss on investments available for sale	-	-	-	-	-	(138,763)	-	(138,763)
Total comprehensive loss								(17,240,023)
Valuation of common stock warrants in connection with issuance of 8% Series A Redeemable, Convertible Preferred Stock	-	-	2,030,000	-	-	-	-	2,030,000
Conversion of 8% Series A Redeemable, Convertible Preferred Stock	2,083,322	20,833	2,610,514	-	-	-	-	2,631,347
Shares issued under CEFF, net of issuance costs	1,340,514	13,405	3,102,682	-	-	-	-	3,116,087
Registered Direct and Private Placement Private Placement common stock offerings	9,642,885	96,429	30,794,494	-	-	-	-	30,890,923
Conversion of common stock warrants	142,700	1,427	392,909	-	-	-	-	394,336
Stock-based compensation expense	-	-	892,894	-	-	-	-	892,894
Issuance of restricted stock upon vesting	87,500	875	(875)	-	-	-	-	-
Issuance of common stock out of treasury	41,253	-	187	(41,253)	167,075	-	(51,074)	116,188
Balance at September 30, 2011	26,669,270	$273,883	$139,139,664	719,021	$(2,909,595)	$(157,130)	$(118,090,595)	$18,256,227

CELSION CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1.   Business Description

Celsion Corporation, referred to herein as “Celsion”, “We”, or “the Company,” a Delaware corporation based in Lawrenceville, New Jersey, is an innovative oncology drug development company focused on improving treatment for those suffering with difficult-to-treat forms of cancer. We are working to develop and commercialize more efficient, effective, targeted chemotherapeutic oncology drugs based on our proprietary heat-activated liposomal technology.  Our lead product ThermoDox® is being tested in human clinical trials for the treatment of primary liver cancer and recurrent chest wall breast cancer.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on March 28, 2011.

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amount reported in the Company’s financial statements and accompanying notes.  Actual results could differ materially from those estimates.

Events and conditions arising subsequent to the most recent balance sheet date have been evaluated for their possible impact on the financial statements and accompanying notes.   See Note 14 for transactions occurring after the September 30, 2011 balance sheet date.

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

In April 2010, FASB issued ASU No. 2010-17, “Revenue Recognition — Milestone Method,” which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The ASU is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We have historically followed the milestone method. The Company adopted this standard effective January 1, 2011 which did not have an impact on the presentation of our financial statements.

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

There were no new accounting pronouncements issued or effective during the first nine months of 2011 that have had or are expected to have a material impact on the Company’s Financial Statements.

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

For the three and nine months ended September 30, 2011 and 2010, diluted loss per common share was the same as basic loss per common share as all options and warrants that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. The total number of outstanding warrants and equity awards for the periods ended September 30, 2011 and 2010 were 11,492,716 and 3,527,610 common stock equivalent shares, respectively.

Note 5.  Short-Term Investments Available For Sale

Short-term investments available for sale of $10,276,730 and $395,556 as of September 30, 2011 and December 31, 2010, respectively, consist of commercial paper, corporate debt securities and equity securities.  They are valued at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in Accumulated Other Comprehensive Income.

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

Short-term investments - at fair value	September 30, 2011	December 31, 2010

Bonds - corporate issuances	$10,276,730	$301,632
Equity securities	−	93,924
Total short-term investments, available for sale	$10,276,730	$395,556

A summary of the cost and fair value of the Company’s short-term investments is as follows:

	September 30, 2011				December 31, 2010
	Cost		Fair Value		Cost	Fair Value

Short-term investments
Bonds - corporate issuances		$10,316,970		$10,276,730	$301,632	$301,632
Equity securities		108,373		−	108,373	93,924
Total investments available for sale		$10,425,343		$10,276,730	$410,005	$395,556

Bond maturities
Within 3 months	$	−	$	−	$301,632	$301,632
Between 3-12 months		10,316,970		10,276,730	−	−
Total		$10,316,970		$10,276,730	$301,632	$301,632

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

The following table presents information about assets and liabilities recorded at fair value on a recurring basis at September 30, 2011 and December 31, 2010 on the Company’s Balance Sheet:

	Total Fair Value on the Balance Sheet	Quoted Prices In Active Markets For Identical Assets /Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments available for sale, September 30, 2011	$10,276,730		$10,276,730	$	−	$	−

Short-term investments available for sale, December 31, 2010	$395,556		$301,632	$	−		$93,924

Liabilities:
Common stock warrant liability, September 30, 2011	$290,613	$	−	$	−		$290,613

Common stock warrant liability, December 31, 2010	$248,131	$	−	$	−		$248,131

There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the three and nine month periods ended September 30, 2011.

Note 7. Prepaids and Other Current Assets

Other current assets at September 30, 2011 and December 31, 2010 include the following:

	September 30, 2011	December 31, 2010
Advances to investigator sites	$561,745	$	−
Raw materials for ThermoDox® registration batches	182,236		132,451
Deferred expenses associated with Committed Equity Financing Facility (Note 10)	−		274,806
Franchise taxes receivable	49,929		41,364
Prepaid insurance	10,707		−
Interest and other receivables	−		6,063
Prepaid professional fees	−		37,500
Total	$804,617		$492,184

Note 8. Other Accrued Liabilities

Other accrued liabilities at September 30, 2011 and December 31, 2010 include the following:

	September 30, 2011	December 31, 2010
Amounts due to Contract Research Organizations and other contractual agreements	$1,087,886	$1,497,441
Accrued payroll and related benefits	537,038	460,614
Accrued professional fees	124,609	138,900
Other	27,234	27,234
Total	$1,776,767	$2,124,189

Note 9. Note Payable

In October 2009, the Company financed $288,200 of lab testing equipment through a capital lease.  This lease obligation has thirty monthly payments of $11,654 through April 2012.  During the first nine months of 2011 and 2010, the Company made principal and interest payments totaling $104,866 in each period.  The outstanding lease obligation is $88,799 as of September 30, 2011.

Note 10.  Preferred Stock and Stockholders’ Equity

The Company filed with the Securities and Exchange Commission a $50 million shelf registration statement on Form S-3 that allows the Company to issue any combination of common stock, preferred stock or warrants to purchase common stock or preferred stock.  This shelf registration was declared effective on April 17, 2009.   As of July 25, 2011, this shelf registration statement had been fully utilized.

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

The Company received gross proceeds from the offering of approximately $5.1 million, before deducting placement agents' fees and offering expenses. The preferred shares are convertible into shares of common stock by the holders thereof at any time and have a mandatory redemption date of January 14, 2013 at a stated redemption value of $1,000 per preferred share.  The convertible preferred shares are also subject to mandatory conversion upon the occurrence of certain events, including the sale of Common Stock in one or more offerings for not less than $4.00 per share and aggregate gross proceeds of $10 million, the achievement of a twenty day trading average of our Common Stock above $6.00 per share, or the receipt of an aggregate at least $4,000,000 as actual, or advanced payment of future, license, milestone or royalty payments from a strategic, licensing or development partner.

Until such time as the preferred shares are redeemed, issued and outstanding shares accrue dividends at a rate of 8% per annum.  Dividends on the convertible preferred shares are payable on a quarterly basis from the original issue date commencing on April 15, 2011 and are payable only in cash.

The Units were sold pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-158402), which was declared effective by the SEC on April 17, 2009, as supplemented by prospectus supplements dated January 12, 2011 and January 13, 2011 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended. In connection with the offering, placement agent fees and other offering expenses totaling $675,918 were capitalized as deferred financing fees and were amortized as interest costs over the period from inception until the January 14, 2013 mandatory redemption date.  When the preferred shares are converted, the unamortized portion related to such shares are recorded as a cost of capital.  Deferred financing fees of $77,853 were amortized during the nine months ended September 30, 2011.  During the period from the date of the offering and through September 30, 2011, all 5,000 preferred shares were converted into 2,083,322 shares of the Company’s common stock.  In connection with these conversions, deferred financing fees of $598,065 were reclassified as a cost of capital.

During the third quarter of 2011, one holder of 25 shares of preferred stock voluntarily converted their preferred shares into 10,416 shares of the Company’s common stock.  As a result of the Securities Purchase Agreement between the Company and certain institutional investors entered into on July 20, 2011 and closed on July 25, 2011, the mandatory conversion of all outstanding preferred stock was triggered.  During the third quarter of 2011, 839 shares of 8% Series A Redeemable Convertible Preferred Stock were outstanding, which are convertible into 349,582 shares of our common stock.  The mandatory conversions occurred in August 2011.  No other shares of preferred stock were outstanding after this conversion.

During the third quarter of 2011, Placement Agent Warrants were exercised resulting in receipt by holders of 71,666 shares of common stock collectively. The Company received gross proceeds of $172,000 from the exercise of these warrants.

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

During the third quarter of 2011, warrants issued in this offering were exercised for 71,034 shares of common stock. The Company received gross proceeds of $222,336 from the exercise of these warrants.

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

Concurrent with the issuance and sale of the Private Offering common stock and warrants, the Company also entered into a Registration Rights Agreement with the Private Offering Purchasers (the “Registration Rights Agreement”) that requires the Company to file a registration statement within 30 days of the closing date on July 25, 2011 with the Securities and Exchange Commission covering the resale by the Private Offering Purchasers of the common stock issued in the Private Offering and the shares of common stock issuable upon exercise of the warrants issued in the Private Offering.  These Units were filed pursuant to Rule 424(b)(3) under the Securities Act of 1933 on the Prospectus for Registration Statement No. 333-176486 and was declared effective on September 22, 2011.

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

Availability under the CEFF was exhausted during the second quarter of 2011.  Also, in connection with recent equity offerings in the second quarter of 2011, the Company agreed to suspend the use of the CEFF and expensed the unamortized deferred financing fees of $274,806 in the second quarter of 2011.

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

The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Nine months ended September 30, 2011	Nine months ended September 30, 2010

Risk-free interest rate	2.29% – 2.97%	2.40% - 3.24%
Expected volatility	72.2% -81.1%	71.9% -82.8%
Expected life (in years)	6.25	5-6.5
Expected forfeiture rate	0.0%	0.0%
Expected dividend yield	0.0%	0.0%

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

Total compensation cost related to employee stock options and restricted stock awards amounted to $332,918 and $418,021 for the three months ended September 30, 2011 and 2010, respectively, and $892,894 and $1,193,640 for the nine months ended September 30, 2011 and 2010, respectively .  No compensation cost related to share-based payments arrangements was capitalized as part of the cost of any asset at September 30, 2011 and 2010.

As of September 30, 2011, there was $2.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.3 years. The weighted average grant-date fair value of the options granted during the nine months ended September 30, 2011 was $2.62 per share and the weighted average grant-date fair value of the restricted stock awards during the nine months ended September 30, 2011 was $2.68 per share.

A summary of the Company’s stock option and restricted stock awards for nine month period ended September 30, 2011 is as follows:

	Stock Options		Restricted Stock Awards
Equity Awards	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Contractual Terms of Equity Awards (in years)

Equity awards outstanding at December 31, 2010	2,167,646	$3.74	77,400	$3.47
Equity awards granted	1,149,167	$2.62	37,500	$2.68
Equity awards exercised	−	−	(65,700)	$3.12
Equity awards forfeited, cancelled or expired	(237,033)	$3.24	(5,833)	$4.05
Equity awards outstanding at September 30, 2011	3,079,810	$3.43	43,367	$3.24	6.9

Aggregate intrinsic value of outstanding awards at September 30, 2011	$756,587		$140,439

Equity awards exercisable at September 30, 2011	1,718,648	$3.97			5.5

Aggregate intrinsic value of vested awards at September 30, 2011	$335,705

Collectively, for all the stock option plans as of September 30, 2011, there were a total of 3,444,888 shares reserved, which were comprised of 3,123,177 equity awards granted and 321,711 equity awards still available for future issuance.

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

The fair value of the warrants at September 30, 2011 and December 31, 2010 was $0.7 million and $0.2 million, respectively, calculated using the Black-Scholes option-pricing model with the following assumptions:

	September 30, 2011	December 31, 2010

Risk-free interest rate	0.96%	2.02%
Expected volatility	61.8%	63.5%
Expected life (in years)	1.75	2.1
Expected forfeiture rate	0.0%	0.0%
Expected dividend yield	0.00%	0.00%

As a result of this adjustment, the Company recorded a non-cash charge of $42,482 in the nine months ended September 30, 2011. The following is a summary of the changes in the common stock warrant liability for the nine months ended September 30, 2011:

Beginning balance, January 1, 2011	$248,131
Issuances	-
Loss from the adjustment for the change in fair value included in net loss	42,482
Ending balance, September 30, 2011	$290,613

As more fully described in Note 10, the Company completed five equity financing transactions in the first nine months of 2011.

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

In connection with the July 6, 2011 Registered Direct Offering, the Company issued warrants to purchase up to 628,668 shares of common stock with an exercise price of $3.13 per whole share of common stock.

In connection with the July 25, 2011 Registered Direct Offering, the Company issued warrants to purchase up to 914,305 shares of common stock with an exercise price of $4.22 per whole share of common stock.

In connection with the July 25, 2011 Private Placement Offering, the Company issued warrants to purchase up to 512,412 shares of common stock with an exercise price of $4.22 per whole share of common stock.

The following is a summary of all warrant activity for the nine months ended September 30, 2011:

Warrants	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2010	1,009,076	$5.24
Common stock warrants granted in connection with the January 2011 Preferred Stock Offering	2,083,333	3.25
Placement Agent Warrants granted (as if exercised and converted to common stock)	145,833	2.40
Common stock warrants granted in connection with the June 2, 2011 Private Placement Offering	3,218,612	2.77
Common stock warrants granted in connection with the July 6, 2011 Registered Direct Offering	628,668	3.13
Common stock warrants granted in connection with the July 25, 2011 Registered Direct Offering	914,305	4.22
Common stock warrants granted in connection with the July 25, 2011 Private Placement Offering	512,412	4.22
Exercise of common stock warrants	(142,700)	2.76
Canceled or expired	−	−
Outstanding and exercisable at September 30, 2011	8,369,539	$3.46	5.17	$7,416

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

Note 14. Subsequent Events

Relocation of Corporate Offices

On July 21, 2011, the Company executed a lease (the “Lease”) with Brandywine Operating Partnership, L.P. (Brandywine), a Delaware limited partnership for a 10,870 square foot premises located in Lawrenceville, New Jersey.  On October 3, 2011, the Company relocated its offices to Lawrenceville, New Jersey from Columbia, Maryland.  The lease has a term of 66 months and provides for 6 months rent free, with the first monthly rent payment of approximately $23,000 due in April 2012.  Also, as required by the Lease, the Company provided Brandywine with an irrevocable and unconditional standby letter of credit for $250,000, which the Company secured with an escrow deposit at its banking institution of this same amount.  The standby letter of credit will be reduced by $50,000 on each of the 19th, 31st and 43rd months from the initial term, with the remaining $100,000 amount remaining until the Lease Term has expired.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Statements and terms such as “expect”, “anticipate”, “estimate”, “plan”, “believe” and words of similar import regarding our expectations as to the development and effectiveness of its technologies, the potential demand for our products, and other aspects of our present and future business operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, readers should specifically consider the various factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, our Quarterly Report on Form 10Q for the fiscal quarter ended March 31, 2011, our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10Q, which factors include, without limitation, unforeseen changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing, capital structure, and other financial items; changes in approaches to medical treatment; introduction of new products by others; possible acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, competitors and regulatory authorities. These and other risks and uncertainties could cause actual results to differ materially from those indicated by forward-looking statements.

The discussion of risks and uncertainties set forth in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, and in our most recent Annual Report on Form 10-K as well as in other filings with the SEC, is not necessarily a complete or exhaustive list of all risks facing the Company at any particular point in time. We operate in a highly competitive, highly regulated and rapidly changing environment and our business is in a state of evolution. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

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

On December 5, 2008, we entered into a development, product supply and commercialization agreement with Yakult Honsha Co. (the Yakult Agreement) under which Yakult was granted the exclusive right to commercialize and market ThermoDox® for the Japanese market. We were paid a $2.5 million up-front licensing fee and we have the potential to receive additional payments from Yakult upon receipt of marketing approval by the Japanese Ministry of Health, Labor and Welfare as well as upon the achievement of certain levels of sales and approval for new indications. Under the Yakult Agreement, we will receive double digit escalating royalties on the sale of ThermoDox® in Japan, when and if any such sales occur and we also will be the exclusive supplier of ThermoDox® to Yakult. Concurrent with a preferred equity financing in January 2011, we amended the Yakult Agreement to provide for up to $4.0 million in an accelerated partial payment to us of a future drug approval milestone. The terms of the Yakult Agreement provided for the payment to us of $2.0 million upon the closing of the preferred equity financing and an additional $2.0 million conditioned upon the resumption of enrollment of Japanese patients in the Japan cohort of the HEAT Study. In consideration of these accelerated milestone payments from Yakult, we have agreed to reduce future drug approval milestone payments by approximately forty percent (40%). All other milestone payments are unaffected.

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

On August 3, 2011, we announced that we had reached our preplanned enrollment objective of 600 patients in the pivotal Phase III HEAT study. The target enrollment figure is designed to ensure that the study’s primary end point, progression-free survival, can be achieved with adequate statistical power, and is one of two triggers for an interim efficacy analysis by the study’s DMC.  The second trigger is the occurrence of 190 progression-free survival (PFS) events in the study population. We met the second trigger of 190 PFS events in the third quarter of 2011, which allows us to conduct the planned interim analysis in the fourth quarter of 2011. However, as previously noted, drug research and development is an inherently uncertain process and we can not assure that the interim analysis will be a success or will be completed within a reasonable timeframe, or at all.

Consistent with our global regulatory strategy, we are continuing to enroll patients in the HEAT study in order to randomize at least 200 patients in the Peoples Republic of China (PRC), a requirement for registrational filing in the PRC. The HEAT study has enrolled a sufficient number to support registrational filing in South Korea and Taiwan, two important markets for ThermoDox®.  Continued enrollment will not affect the timing of the planned interim analysis, and is designed to improve the timeline to the final data read out, though we can not guarantee such a result.

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

As a clinical stage biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 and this Quarterly Report on Form 10Q.

FINANCIAL REVIEW FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Results of Operations

Our net loss was $6.4 million, or $0.25 per basic and diluted share, for the three months ended September 30, 2011 compared to $4.7 million, or $0.38 per basic and diluted share, for the same period of 2010. Our net loss was $17.1 million, or $0.93 per basic and diluted share, for the first nine months of 2011 compared to $13.5 million, or $1.10 per basic and diluted share, for the same period of 2010.  As of September 30, 2011, we had $21.4 million in cash and short-term investments.

	Three Months Ended September 30,
	($ amounts in 000’s)		Change
	2011	2010	$	%
Operating expenses:
Clinical Research	$4,195	$3,062	$1,133	37.0%
Chemistry, Manufacturing and Controls	1,219	889	330	37.1%
Research and development	5,414	3,951	1,463	37.0%
General and administrative	1,409	1,220	189	15.5%
Total operating expenses	$6,823	$5,171	$1,652	31.9%

Loss from operations	$(6,823)	$(5,171)	$(1,652)	(31.9%)

	Nine Months Ended September 30,
	($ amounts in 000’s)			Change
	2011	2010		$	%

Licensing Revenue:	$2,000	$	−	$2,000	100%

Operating expenses:
Clinical Research	$11,759		$8,422	$3,337	40.0%
Chemistry, Manufacturing and Controls	2,968		2,244	724	32.3%
Research and development	14,727		10,666	4,061	38.0%
General and administrative	3,906		3,545	361	10.2%
Total operating expenses	18,633		14,211	4,422	31.1%

Loss from operations	$(16,633)		$(14,211)	$(2,422)	(17.0%)

Comparison of the three months ended September 30, 2011 and 2010

Research and Development Expenses

Research and development (R&D) expenses increased by approximately $1.4 million from $4.0 million in the third quarter of 2010 to $5.4 million in the same period of 2011.  Costs associated with our Phase III liver cancer clinical trial increased to $3.1 million in the third quarter of 2011 compared to $2.2 million in the same period of 2010.  This increase is primarily the result of costs for investigator grants, monitoring costs and milestone payments associated with higher patient enrollment levels for the Phase III HEAT study.  Costs associated with our chest wall breast cancer clinical trial decreased by approximately $0.1 million to $0.1 million in the third quarter of 2011 compared to $0.2 million in the same period of 2010. Costs associated with the start up of our colorectal liver metastases trial were $0.2 million in the third quarter. Costs associated with the production of ThermoDox® increased to $1.2 million in the third quarter of 2011 compared to $0.9 million in the same period of 2010 primarily due to ongoing progress towards developing our commercial manufacturing capabilities for ThermoDox®.

General and Administrative Expenses

General and administrative (G&A) expenses increased to $1.4 million in the third quarter of 2011 compared to $1.2 million in the same period of 2010.  This increase is largely the result of an increase in professional fees and personnel costs in 2011.  We continue to carefully monitor operating costs and focus our financial resources on completing enrollment and patient follow-up in the Phase III HEAT study.

Other Expense and Income

A warrant liability was incurred as a result of warrants we issued in a public offering in September 2009.  This liability is calculated at its fair market value using the Black-Scholes option-pricing model and is adjusted at the end of each quarter.  For the third quarter of 2011, we recorded a non cash gain of approximately $0.4 million based on the change in the fair value from the end of the prior quarter compared to recording a non cash gain of $0.5 million in the same period of 2010.

Comparison of the nine months ended September 30, 2011 and 2010

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

Research and Development Expenses

R&D expenses increased by approximately $4.0 million to $14.7 million in the first nine months of 2011 as compared to $10.7 million in the same period of 2010.  Costs associated with the Phase III liver cancer clinical trial increased to $9.1 million in the first nine months of 2011 compared to $5.7 million in the same period of 2010.  This increase is primarily the result of costs for investigator grants, monitoring costs and milestone payments associated with higher patient enrollment levels for the Phase III HEAT study.  Costs associated with our chest wall breast cancer clinical trial decreased to $0.3 million in the first half of 2011 compared to $0.5 million in the same period of 2010. We completed the Phase I portion of this trial in the first half of 2011.  Costs associated with the production of ThermoDox® increased to $3.0 million in the first nine months of 2011 compared to $2.2 million in the same period of 2010 primarily due to ongoing progress towards developing our commercial manufacturing capabilities for ThermoDox®.

General and Administrative Expenses

G&A expenses increased to $3.9 million in the first nine months of 2011 compared to $3.5 million in the same period of 2010.  This increase is primarily due to an increase in professional fees and personnel costs in 2011.  We continue to carefully monitor operating costs and focus its efforts and financial resources on completing enrollment and patient follow-up in the Phase III HEAT study.

Other Expense and Income

A warrant liability was incurred as a result of warrants we issued in a public offering in September 2009.  This liability is calculated at its fair market value using the Black-Scholes option-pricing model and is adjusted at the end of each quarter.  During the first nine months of 2011, we recorded a non cash warrant liability charge of $0.1 million compared to recording a non cash gain of $0.7 million in the same period of 2010.

In connection with the shares of preferred stock we issued in our January 2011 preferred stock offering, we incurred interest charges of approximately $0.5 million in the first nine months of 2011. In connection with our July 2011 financings, all outstanding shares of preferred stock mandatorily converted into common stock in August 2011. See the section titled “Financial Condition, Liquidity and Capital Resources” below for additional information regarding the July 2011 financings and the conversion of preferred stock.

Financial Condition, Liquidity and Capital Resources

Since inception, excluding the net aggregate payments received from Boston Scientific of $43 million through the divestiture of our medical device business in 2007 (which we received in installments of $13 million in 2007 and $15 million in each of 2008 and 2009), we have incurred significant losses and negative cash flows from operations.  We have financed our operations primarily through the net proceeds we received in this divesture, subsequent sales of equity and amounts received under our product licensing agreement with Yakult. The process of developing and commercializing ThermoDox® requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts.  We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future.  Our expenses have significantly and regularly exceeded our revenues, and we had an accumulated deficit of $118 million at September 30, 2011.

At September 30, 2011 we had total current assets of $22.2 million (including cash and short term investments of $21.4 million) and current liabilities of $4.6 million, resulting in working capital of $17.6 million.  At December 31, 2010, we had total current assets of $2.0 million (including cash and short term investments of $1.5 million) and current liabilities of $6.8 million, resulting in a working capital deficit of $4.8 million.  The equity financing transactions in the first three quarters of 2011 raised approximately $40 million in net proceeds to the Company, significantly strengthening its financial condition.

Net cash used in operating activities for the first nine months of 2011 was $18.3 million.  The $18.3 million net cash requirement was funded from cash on hand, licensing revenue received under the Yakult Agreement, and proceeds from the sale of equity securities described in more detail below.  We raised approximately $23.0 million in additional net equity proceeds in the registered direct and private placement offerings that closed in July 2011. See the sections titled “July 6, 2011 Registered Direct Offering” and “July 25, 2011 Registered Direct and Private Placement Offerings” below. The Company believes its current cash position is sufficient to fund its operations for the next twelve months.

Additional capital will be required in 2012 to develop our product candidates through clinical development, manufacturing, and commercialization. We may seek additional capital through further public or private equity offerings, debt financing, additional strategic alliance and licensing arrangements, collaborative arrangements or some combination of these alternatives. If we raise additional funds through the issuance of equity securities, stockholders will likely experience dilution and the equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences, and privileges senior to those of our common stock. If we seek strategic alliances, licenses, or other alternative arrangements, such as arrangements with collaborative partners or others, we may need to relinquish rights to certain of our existing or future technologies, product candidates, or products which we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, product candidates, or products on terms that are not favorable to us. The overall status of the economic climate could also result in the terms of any equity offering, debt financing, or alliance, license, or other arrangement being even less favorable to us and our stockholders than if the overall economic climate were stronger. In addition, we will continue to seek government sponsored research collaborations and grants.

If adequate funds are not available through either the capital markets, strategic alliances, or collaborators, we may be required to delay, reduce the scope of or eliminate our research, development or clinical programs or our manufacturing or commercialization efforts, effect additional changes to our facilities or personnel or obtain funds through other arrangements that may require us to relinquish some of our assets or rights to certain of our existing or future technologies, product candidates or products on terms not favorable to us. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, may have a negative effect on our business, results of operations and financial condition.

Net cash provided by financing activities was $38.9 million for the first nine months of 2011 which consisted of $4.3 million from the January 2011 preferred stock offering described below under the heading “January 2011 Preferred Stock Offering”, $7.8 million from the private placement offering we completed under the heading “June 2, 2011 Private Placement Offering”, $6.0 million from the registered direct offering we completed under the heading “July 6, 2011 Registered Direct Offering”, $17.0 million from the registered direct and private placement offerings we completed under the heading “July 25, 2011 Registered Direct and Private Placement Offerings”, $0.4 million from the exercise of preferred stock and common stock warrants and $3.4 million of gross proceeds from the Committed Equity Financing Facility described below under Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds”, partially offset by $0.1 million of principal payments made on notes payable.

January 2011 Preferred Stock Offering

On January 14, 2011, we completed the issuance and sale of 5,000 shares of our 8% redeemable convertible preferred stock and warrants to purchase up to 2,083,333 shares of common stock to institutional investors as well as certain officers and directors of the Company in a registered direct offering. The convertible preferred stock and warrants were sold in units, with each unit consisting of one share of convertible preferred stock and a warrant to purchase up to 416.6666 shares of common stock at an exercise price of $3.25 per whole share of common stock. The units were offered and sold to unaffiliated third party investors at a negotiated purchase price of $1,000 per unit and to officers and directors at an at-the-market price of $1,197.92 per unit in accordance with the NASDAQ Stock Market Rules. Concurrent with the issuance and sale of the units, the Company issued warrants to purchase up to 350 shares of the convertible preferred stock at an exercise price of $1,000 per whole share of preferred stock to certain affiliates of Dominick & Dominick LLC, as placement agent for the offering.  The Company received gross proceeds from the offering of approximately $5.1 million, before deducting placement agent fees and offering expenses.

Each share of preferred stock was convertible into shares of common stock at an initial conversion price of $2.40 per share, subject to adjustment in the event of stock splits, recapitalizations or reorganizations affecting all holders of common stock equally. The mandatory conversion provisions of the convertible preferred stock were triggered by the July 25, 2011 registered direct and private placement offerings described below under the heading “July 25, 2011 Registered Direct and Private Placement Offerings”, since the sale of our common stock in those offerings was for not less than $4.00 per share and we received aggregate gross proceeds of at least $10 million in those offerings.  As a result, 839 shares of convertible preferred stock which were outstanding at the time, were converted into 349,582 shares of our common stock.

Until the shares of convertible preferred stock were converted on or about August 5, 2011, issued and outstanding shares accrued dividends at a rate of 8% per annum. Dividends on the shares of convertible preferred stock were payable on a quarterly basis from the original issue date, commencing on April 15, 2011 and were payable only in cash. During the first nine months of 2011, the Company accrued dividends of approximately $0.5 million on the outstanding shares of preferred stock. These amounts were paid within 15 days of the end of each fiscal quarter and upon conversion of the shares of convertible preferred stock.

During the third quarter of 2011, warrants issued in this offering were exercised, resulting in receipt by the holders of such warrants of 71,666 shares of common stock collectively. The Company received gross proceeds of $172,000 from the exercise of these warrants.

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

July 6, 2011 Registered Direct Offering

On July 6, 2011, we completed the issuance and sale in a registered direct offering of 2,095,560 shares of our common stock and warrants to purchase up to 628,668 shares of common stock to institutional investors. The common stock and warrants were sold in units at a price of $3.1675 per unit, with each unit consisting of one share of common stock and a warrant to purchase 0.3 shares of common stock. The warrants were exercisable immediately at an exercise price of $3.13 and expire five years from the date of issuance. The Company received gross proceeds from the offering of approximately $6.6 million, before deducting placement agent fees and offering expenses.

During the third quarter of 2011, warrants issued in this offering were exercised for 71,034 shares of common stock. The Company received gross proceeds of $222,336 from the exercise of these warrants.

July 25, 2011 Registered Direct and Private Placement Offerings

On July 25, 2011, we completed the issuance and sale in a registered direct offering of 3,047,682 shares of our common stock and warrants to purchase up to 914,305 shares of common stock to institutional investors. The common stock and warrants were sold in units at a price of $4.2575 per unit, with each unit consisting of one share of common stock and a warrant to purchase 0.3 shares of common stock. The warrants were exercisable immediately at an exercise price of $4.22 and expire five years from the date of issuance. The Company received gross proceeds from the offering of approximately $13.0 million, before deducting placement agent fees and offering expenses.

On July 25, 2011, we also completed the issuance and sale of 1,281,031 shares of our common stock and warrants to purchase up to 512,412 shares of common stock to institutional investors as well as a director of the Company and an investor affiliated with another director of the Company in a private placement transaction. The common stock and warrants were sold in units at a price of $4.27 per unit, with each unit consisting of one share of common stock and a warrant to purchase 0.4 shares of common stock. The warrants were exercisable immediately at an exercise price of $4.22 and expire five years from the date of issuance. The Company received gross proceeds from the offering of approximately $5.5 million, before deducting placement agent fees and offering expenses. Concurrent with the issuance and sale of the units, the Company entered into a registration rights agreement with the investors that required the Company to file a registration statement with the Securities and Exchange Commission covering the resale by the investors of the common stock and the shares of common stock issuable upon exercise of the warrants, which registration statement became effective on September 22, 2011.

Committed Equity Financing Facility

On June 17, 2010, we entered into a Committed Equity Financing Facility (CEFF) with Small Cap Biotech Value Ltd. (SCBV).  The CEFF provided that, upon the terms and subject to the conditions set forth therein, SCBV would purchase shares of common stock valued at up to $15.0 million over the 24-month term of the CEFF under certain specified conditions and limitations, including that in no event would we sell under the CEFF more than 2,404,434 shares of common stock (i.e., one share less than 20% of our outstanding shares of common stock on June 17, 2010, the closing date of the CEFF) less the number of shares of common stock we issued to SCBV on the closing date as commitment shares  SCBV also agreed that in no event would SCBV purchase any shares of our common stock which, when aggregated with all other shares of our common stock then beneficially owned by SCBV, would result in the beneficial ownership by SCBV of more than 9.9% of the then outstanding shares of our common stock.  These maximum share and beneficial ownership limitations were not able to be waived by the parties.

During 2011, we completed three draws and sales to SCBV under the CEFF as follows:

Date	Shares Issued	Gross Proceeds	Per Share	Broker Fees and Expenses

March 16, 2011	275,855	$608,347	$2.21	$19,489
April 25, 2011	407,703	867,680	$2.13	27,872
May 6, 2011	656,956	1,949,117	$2.97	280,891
Total	1,340,514	$3,425,144	$2.56	$328,252

The proceeds of the draws were used for general corporate purposes, including the funding of the Company’s clinical development pipeline of cancer drugs.  SCBV is an accredited investor as such term is defined in Rule 501 of Regulation D of the Securities, and all sales of our common stock to SCBV pursuant to the CEFF were exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act. We registered the resale of the shares of common stock issued to SCBV pursuant to the CEFF under the Securities Act on a registration statement on Form S-1.

Availability under the CEFF was exhausted during the second quarter of 2011.  The CEFF terminated automatically on the date on which SCVB purchased the entire commitment amount under the CEFF.

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

Item 4.  CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2011, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the Securities and Exchange Commission.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, that occurred during the three months ended  September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

  PART II: OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 1A.      Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors, which could materially affect our business, financial condition or future results, discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011 and Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

July 25, 2011 Private Placement Offering

On July 25, 2011, we also completed the issuance and sale of 1,281,031 shares of our common stock and warrants to purchase up to 512,412 shares of common stock to institutional investors as well as a director of the Company and an investor affiliated with another director of the Company in a private placement transaction. The common stock and warrants were sold in units at a price of $4.27 per unit, with each unit consisting of one share of common stock and a warrant to purchase 0.4 shares of common stock. The warrants were exercisable immediately at an exercise price of $4.22 and expire five years from the date of issuance. The Company received gross proceeds from the offering of approximately $5.5 million, before deducting placement agent fees and offering expenses. Concurrent with the issuance and sale of the units, the Company entered into a registration rights agreement with the investors that required the Company to file a registration statement with the Securities and Exchange Commission covering the resale by the investors of the common stock and the shares of common stock issuable upon exercise of the warrants, which registration statement became effective on September 22, 2011.

We intend to use the net proceeds from the sale of securities in the July 25, 2011 private placement offering for general corporate purposes, including the funding of the clinical development of our product pipeline of cancer drugs. Pending the application of the net proceeds, we intend to invest the net proceeds in short-term, investment grade, interest-bearing securities.

Committed Equity Financing Facility

On June 17, 2010, we entered into a Committed Equity Financing Facility (CEFF) with Small Cap Biotech Value Ltd. (SCBV).  The CEFF provided that, upon the terms and subject to the conditions set forth therein, SCBV would purchase shares of common stock valued at up to $15.0 million over the 24-month term of the CEFF under certain specified conditions and limitations, including that in no event would we sell under the CEFF more than 2,404,434 shares of common stock (i.e., one share less than 20% of our outstanding shares of common stock on June 17, 2010, the closing date of the CEFF) less the number of shares of common stock we issued to SCBV on the closing date as commitment shares  SCBV also agreed that in no event would SCBV purchase any shares of our common stock which, when aggregated with all other shares of our common stock then beneficially owned by SCBV, would result in the beneficial ownership by SCBV of more than 9.9% of the then outstanding shares of our common stock.  These maximum share and beneficial ownership limitations were not able to be waived by the parties.

During 2011 we completed three draws and sales to SCBV under the CEFF as follows:

Date	Shares Issued	Gross Proceeds	Per Share	Broker Fees and Expenses

March 16, 2011	275,855	$608,347	$2.21	$19,489
April 25, 2011	407,703	867,680	$2.13	27,872
May 6, 2011	656,956	1,949,117	$2.97	280,891
Total	1,340,514	$3,425,144	$2.56	$328,252

The proceeds of the draws were used for general corporate purposes, including the funding of the clinical development pipeline of cancer drugs. SCBV is an accredited investor as such term is defined in Rule 501 of Regulation D of the Securities Act, and all sales of our common stock to SCBV pursuant to the CEFF were exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act.  We registered the resale of the shares of common stock issued to SCBV pursuant to the CEFF under the Securities Act on a registration statement on Form S-1.

Availability under the CEFF was exhausted during the second quarter of 2011.  The CEFF terminated automatically on the date on which SCVB purchased the entire commitment amount under the CEFF.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  [Removed and Reserved].

Item 5.  Other Information.

None.

Item 6.      Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

10.1	Employment agreement dated September 15, 2011 between Celsion Corporation and Michael H. Tardugno, President and Chief Executive Officer

101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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

November 10, 2011

CELSION CORPORATION

Registrant

By:	/s/ Michael H. Tardugno
Michael H. Tardugno
President and Chief Executive Officer

By:	/s/ Gregory Weaver
Gregory Weaver
Senior Vice President and Chief Financial Officer