Form 10-K/A
period 2011-12-31
Celsion CORP
filed 2012-03-15
CIK 749647

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

Explanatory Note

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2011 (“Form 10-K"), as filed with the Securities and Exchange Commission on March 15, 2012 is to correct the heading at the top of the 2011 column in the STATEMENTS OF CASH FLOWS provided in our financial statements on Page F-4.  No other changes have been made to the Form 10-K other then the correction as discussed above.

CELSION CORPORATION
FORM 10-K

CELSION CORPORATION
FORM 10-K
TABLE OF CONTENTS (continued)

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

Stockholders’ equity (deficit):
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

CELSION CORPORATION
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(23,222,678)	$(18,818,435)
Non-cash items included in net loss:
Depreciation and amortization	169,358	165,480
Change in fair value of common stock warrant liability	(81,733)	(573,760)
Stock based compensation - options	1,036,337	1,295,382
Stock based compensation – restricted stock	171,549	357,678
Shares issued out of treasury	60,360	–
Amortization of patent license fee	7,500	7,500
Shares issued in exchange for services	71,550	18,060
Change in deferred rent liability	65,467	–

Net changes in:
Refundable income taxes	–	806,255
Prepaid expenses and other	(393,676)	340,837
Deposits and other assets	4,167	20,286
Accounts payable	(538,383)	2,357,629
Other accrued liabilities	(92,255)	655,699
Net cash used in operating activities	(22,742,437)	(13,367,389)

Cash flows from investing activities:
Purchases of investment securities	(10,659,238)	(11,844,356)
Proceeds from sale and maturity of investment securities	395,556	17,057,726
Security deposit on letter of credit	(250,000)	–
Purchases of property and equipment	(573,406)	(6,745)
Net cash (used in) provided by investing activities	(11,087,088)	5,206,625

Cash flows from financing activities:
Proceeds from sale of 8% Series A Redeemable, Convertible Preferred Stock, net of issuance costs	4,324,080	–
Proceeds from sale of equity, net of issuance costs	48,082,025	2,484,536
Proceeds from exercise of common stock warrants	428,337	–
Proceeds from note payable	144,448	–
Principal payments on note payable	(142,427)	(108,332)
Net cash provided by financing activities	52,836,463	2,376,204

Increase in cash and cash equivalents	19,006,938	(5,784,560)
Cash and cash equivalents at beginning of period	1,138,916	6,923,476
Cash and cash equivalents at end of period	$20,145,854	$1,138,916

Cash paid for:
Interest	$501,855	$31,517
Income taxes	$-	$-

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