Form 10-Q
period 2012-03-31
Celsion CORP
filed 2012-05-15
CIK 749647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  001-15911

CELSION CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	52-1256615
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

997 Lenox Drive, Suite 100
Lawrenceville, NJ 08648
(Address of principal executive offices)

(609) 896-9100
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☑

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes ☑   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of May 14, 2012, the Registrant had 33,225,574 shares of Common Stock, $.01 par value per share, outstanding.

CELSION CORPORATION
QUARTERLY REPORT ON
FORM 10-Q

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q, including any projections of earnings, revenue or other financial items, any statements of the plans and objectives of management for future operations (including, but not limited to, pre-clinical development, clinical trials, manufacturing and commercialization), any statements concerning proposed drug candidates or other new products or services, any statements regarding future economic conditions or performance, any unforeseen changes in the course of research and development activities and in clinical trials, any possible changes in cost and timing of development and testing, capital structure, and other financial items, any changes in approaches to medical treatment, any introduction of new products by others, any possible acquisitions of other technologies, assets or businesses, any possible actions by customers, suppliers, competitors and regulatory authorities, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, such expectations or any of the forward-looking statements may prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors set forth in Part II, Item 1A “Risk Factors” below and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements, except as required by law or applicable regulations. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Celsion,” “we,” “us,” and “our” refer to Celsion Corporation, a Delaware corporation, and, where appropriate, its subsidiaries.

Trademarks

The Celsion brand and product names, including but not limited to Celsion® and ThermoDox® , contained in this document are trademarks, registered trademarks or service marks of Celsion Corporation in the United States (U.S.) and certain other countries.

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

  CELSION CORPORATION
BALANCE SHEETS

ASSETS	March 31, 2012 (unaudited)	December 31, 2011

Current assets:
Cash and cash equivalents	$9,122,079	$20,145,854
Short-term investments	15,471,646	10,400,905
Other current assets	1,178,660	961,726
Total current assets	25,772,385	31,508,485

Property and equipment (at cost, less accumulated depreciation of $695,552 and $643,472, respectively)	908,240	782,720

Other assets:
Deposits and other assets	322,629	322,629
Patent licensing fees, net	33,750	35,625
Total other assets	356,379	358,254
Total assets	$27,037,004	$32,649,459

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,708,845	$4,010,203
Other accrued liabilities	2,611,257	2,031,934
Note payable - current portion	78,407	110,287
Total current liabilities	6,398,509	6,152,424

Common stock warrant liability	88,798	166,398
Note payable – non-current portion	57,141	71,602
Other liabilities – non-current	130,934	65,467
Total liabilities	6,675,382	6,455,891

Stockholders' equity:
Common stock, $0.01 par value; 75,000,000 shares authorized and 33,899,057 shares issued at March 31, 2012 and December 31, 2011 and 33,217,366 and 33,186,325 shares outstanding at March 31, 2012 and December 31, 2011, respectively	338,991	338,991
Additional paid-in capital	153,531,908	153,237,225
Accumulated other comprehensive loss	(277,916)	(276,700)
Accumulated deficit	(130,472,952)	(124,221,823)
Subtotal	23,120,031	29,077,693
Treasury stock, at cost (681,691 and 712,732 shares at March 31, 2012 and December 31, 2011, respectively)	(2,758,409)	(2,884,125)
Total stockholders' equity	20,361,622	26,193,568

Total liabilities and stockholders' equity	$27,037,004	$32,649,459

See accompanying notes to the financial statements.

CELSION CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
		2012	2011

Licensing revenue (Note 13)	$	─	$2,000,000

Operating expenses:
Research and development		4,693,007	4,348,636
General and administrative		1,570,466	1,215,283
Total operating expenses		6,263,473	5,563,919

Loss from operations		(6,263,473)	(3,563,919)

Other (expense) income:
Gain from valuation of common stock warrant liability		77,600	168,311
Investment income		5,333	467
Interest and dividend expense		(5,701)	(369,142)
Total other income (expense), net		77,232	(200,364)

Net Loss		$(6,186,241)	$(3,764,283)

Net loss per common share – basic and diluted		$(0.19)	$(0.28)

Weighted average shares outstanding – basic and diluted		33,197,196	13,452,939

See accompanying notes to the financial statements.

CELSION CORPORATION
STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net Loss	$(6,186,241)	$(3,764,283)
Other comprehensive (loss) gain
Unrealized (loss)/gain on investments available for sale	(1,216)	36,983
Comprehensive loss	$(6,187,457)	$(3,727,300)

See accompanying notes to the financial statements.

CELSION CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(6,186,241)	$(3,764,283)
Non-cash items included in net loss:
Depreciation and amortization	53,955	43,245
Change in fair value of common stock warrant liability	(77,600)	(168,311)
Stock-based compensation	305,127	326,877
Shares issued out of treasury	50,384	13,708
Change in deferred rent liability	65,467	–
Non cash dividend expense on preferred stock	–	281,878
Net changes in:
Other current assets	(216,934)	(1,172,780)
Accounts payable	(301,358)	(1,231,782)
Other accrued liabilities	579,323	1,298,910
Net cash used in operating activities:	(5,727,877)	(4,372,538)

Cash flows from investing activities:
Purchases of investment securities	(10,309,461)	–
Proceeds from sale and maturity of investment securities	5,237,504	301,633
Purchases of property and equipment	(177,600)	(447)
Net cash (used in) provided by investing activities	(5,249,557)	301,186

Cash flows from financing activities:
Proceeds from sale of 8% Series A Redeemable, Convertible Preferred Stock, net of issuance costs	–	4,324,080
Proceeds from sale of common stock equity, net of issuance costs	–	602,263
Principal payments on note payable	(46,341)	(29,369)
Net cash (used in) provided by financing activities	(46,341)	4,896,974

(Decrease) increase in cash and cash equivalents	(11,023,775)	825,622
Cash and cash equivalents at beginning of period	20,145,854	1,138,916

Cash and cash equivalents at end of period	$9,122,079	$1,964,538

Supplemental disclosures of cash flow information:
Interest and preferred stock dividends paid	$5,701	$87,264

See accompanying notes to the financial statements.

CELSION CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock					Accumulated
	Outstanding		Additional	Treasury Stock		Other
	Shares	Amount	Paid in	Shares	Amount	Comprehensive	Accumulated
			Capital			(Loss) / Income	Deficit	Total
Balance at December 31, 2010	13,331,096	$140,914	$99,316,859	760,274	$(3,076,670)	$(18,367)	$(100,938,261)	$(4,575,525)
Net loss	–	–	–	–	–	–	(3,764,283)	(3,764,283)
Other comprehensive income	–	–	–	–	–	36,983	–	36,983
Valuation of common stock warrants in connection with issuance of 8% Series A Redeemable, Convertible Preferred Stock	–	–	2,030,000	–	–	–	–	2,030,000
Conversion of Series A Redeemable, Convertible Preferred Stock	212,498	2,125	300,813	–	–	–	–	302,938
Shares issued under CEFF, net of issuance costs	275,855	2,758	586,100	–	–	–	–	588,858
Stock-based compensation expense	–	–	326,877	–	–	–	–	326,877
Issuance of restricted stock upon vesting	47,500	475	(475)	–	–	–	–	–
Issuance of common stock out of treasury	6,687	–	67	(6,687)	27,082	–	(13,441)	13,708
Balance at March 31, 2011	13,873,636	$146,272	$102,560,241	753,587	$(3,049,588)	$18,616	$(104,715,985)	$(5,040,444)

	Common Stock					Accumulated
	Outstanding		Additional	Treasury Stock		Other
	Shares	Amount	Paid in	Shares	Amount	Comprehensive	Accumulated
			Capital			Loss	Deficit	Total
Balance at December 31, 2011	33,186,325	$338,991	$153,237,225	712,732	$(2,884,125)	$(276,700)	$(124,221,823)	$26,193,568
Net loss	–	–	–	–	–	–	(6,186,241)	(6,186,241)
Other Comprehensive loss	–	–	–	–	–	(1,216)	–	(1,216)
Stock-based compensation expense	–	–	305,127	–	–	–	–	305,127
Issuance of common stock out of treasury	31,041	–	(10,444)	(31,041)	125,716	–	(64,888)	50,384
Balance at March 31, 2012	33,217,366	$338,991	$153,531,908	681,691	$(2,758,409)	$(277,916)	$(130,472,952)	$20,361,622

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission on March 15, 2012.

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amount reported in the Company’s financial statements and accompanying notes.  Actual results could differ materially from those estimates.

Events and conditions arising subsequent to the most recent balance sheet date have been evaluated for their possible impact on the financial statements and accompanying notes.   Other then the information contained in Note 14, no events and conditions would give rise to any information that required accounting recognition or disclosure in the financial statements other then those arising in the ordinary course of business.

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

In June 2011, the Financial Accounting Standards Board (FASB) amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We have incorporated this guidance into these financial statements and they did not have a material impact on the Company's financial statements.

There were no new accounting pronouncements issued or effective during the first three months of 2012 that have had or are expected to have a material impact on the Company’s financial statements.

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

For the three months ended March 31, 2012 and 2011, diluted loss per common share was the same as basic loss per common share as all options and warrants that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. The total number of outstanding warrants and equity awards for the periods ended March 31, 2012 and 2011 were 14,975,681 and 6,498,276 common stock equivalent shares, respectively.

Note 5.  Short-Term Investments Available For Sale

Short-term investments available for sale of $15,471,646 and $10,400,905 as of March 31, 2012 and December 31, 2011, respectively, consist of commercial paper, corporate debt securities and equity securities.  They are valued at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in Accumulated Other Comprehensive Loss.

Securities available for sale are evaluated periodically to determine whether a decline in their value is other than temporary.  The term “other than temporary” is not intended to indicate a permanent decline in value.  Rather, it means that the prospects for near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the security.  Management reviews criteria such as the magnitude and duration of the decline, as well as the reasons for the decline, to predict whether the loss in value is other than temporary.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Short-term investments available for sale - at fair value	March 31, 2012	December 31, 2011

Bonds - corporate issuances	$13,471,266	$10,400,905
Bonds - government issuances	2,000,380	–
Total short-term investments, available for sale	$15,471,646	$10,400,905

A summary of the cost, fair value and bond maturities of the Company’s short-term investments is as follows:

	March 31, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Short-term investments
Bonds- corporate issuances	$13,641,189	$13,471,266	$10,565,315	$10,400,905
Bonds - government issuances	2,000,000	2,000,380
Equity securities	108,373	–	108,373	–
Total	$15,749,562	$15,471,646	$10,673,688	$10,400,905

Bond maturities
Within 3 months	$2,071,980	$2,015,880	$5,128,560	$5,036,920
Between 3-12 months	11,478,629	11,378,366	5,436,755	5,363,985
Between 1-2 years	2,090,580	2,077,400	–	–
Total	$15,641,189	$15,471,646	$10,565,315	$10,400,905

The following table shows the Company’s investment securities gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011.  The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other then temporary.

	March 31, 2012
	Less than 12 months		12 months or Longer		Total
Description of Securities	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses

Available for Sale
Bonds	$13,471,266	$(169,923)	$–	$–	$13,471,266	$(169,923)
Equity securities	–	(108,373)	–	–	–	(108,373)
	$13,471,266	$(278,296)	$–	$–	$13,471,266	$(278,296)

	December 31, 2011
	Less than 12 months		12 months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
Available for Sale
Bonds	$10,400,905	$(168,327)	$–	$–	$10,400,905	$(168,327)
Equity securities	–	(108,373)	–	–	–	(108,373)
	$10,400,905	$(276,700)	$–	$–	$10,400,905	$(276,700)

Gross realized gains and losses on sales of available for sale securities and investment income, which includes interest and dividends, is summarized as follows:

	Three Months Ended March 31,
	2012	2011

Interest and dividend income	$133,893	$467
Realized losses	(128,560)	–
	$5,333	$467

Note 6. Fair Value of Measurements

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

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The common stock warrant liability has been valued using the Black-Scholes option pricing model, the inputs of which are more fully described in Note 11 to the financial statements.

Cash and cash equivalents, other current assets, accounts payable and other accrued liabilities are reflected in the balance sheet at their estimated fair values primarily due to their short-term nature.
The following table presents information about assets and liabilities recorded at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 on the Company’s Balance Sheet:

	Total Fair Value on the Balance Sheet	Quoted Prices In Active Markets For Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
As of March 31, 2012
Short-term investments available for sale
Bonds – corporate issuances	$13,471,266	$13,471,266	$	−	$	−
Bonds – government issuances	2,000,380	2,000,380		−		−

As of December 31, 2011
Short-term investments available for sale
Bonds – corporate issuances	$10,400,905	$10,400,905	$	−	$	−
Bonds – government issuances	−	−		−		−

Liabilities:
As of March 31, 2012
Notes Payable	$135,548	$135,548	$	−	$	−
Common stock warrant liability	88,798	−		−		88,798
		−		−
As of December 31, 2011
Notes Payable	$181,889	$181,889	$	−	$	−
Common stock warrant liability	166,398	−		−		166,398

There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the three month period ended March 31, 2012.

Note 7. Other Current Assets

Other current assets at March 31, 2012 and December 31, 2011 include the following:

	March 31, 2012	December 31, 2011
Advances to investigator sites	$758,296	$758,296
Deposits for future investigator grants	264,578	–
Raw materials for ThermoDox® registration batches	149,187	163,561
Franchise taxes receivable	4,076	39,104
Other current assets	2,523	765
Total	$1,178,660	$961,726

Note 8. Other Accrued Liabilities

Other accrued liabilities at March 31, 2012 and December 31, 2011 include the following:

	March 31, 2012	December 31, 2011
Amounts due to Contract Research Organizations and other contractual agreements	$2,260,411	$1,234,875
Accrued payroll and related benefits	225,187	632,425
Accrued professional fees	88,075	137,400
Other	37,584	27,234
Total	$2,611,257	$2,031,934

Note 9. Note Payable

In October 2009, the Company financed $288,200 of lab equipment through a capital lease.  This lease obligation has thirty monthly payments of $11,654 through April 2012.  During the first three months of 2012, the Company has made principal and interest payments totaling $34,962.  The outstanding lease obligation is $22,931 as of March 31, 2012.

In November 2011, the Company financed $144,448 of lab equipment through a capital lease.  This lease obligation has thirty monthly payments of $5,651 through February 2014.  During the first three months of 2012, the Company made principal and interest payments totaling $16,953.  The outstanding lease obligation is $112,617 as of March 31, 2012.  See Note 12 to the financial statements.

Note 10. Stock Based Compensation

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

Prior to the  adoption of the 2007 Plan, the Company adopted two stock plans for directors, officers and employees (one in 2001 and another in 2004) under which 666,667 shares were reserved for future issuance under each of these plans.  As these plans have been superseded by the 2007 Plan, any options previously granted which expire, forfeit, or cancel under these plans will be rolled into the 2007 Plan.

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

The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Three months ended March 31, 2012	Three months ended March 31, 2011

Risk-free interest rate	2.97%	2.72% - 2.84%
Expected volatility	80.8% - 81.3%	80.7% -81.1%
Expected life (in years)	6.0 – 6.3	6
Expected forfeiture rate	7.5%	0.0%
Expected dividend yield	0.0%	0.0%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. The risk free interest rate is derived from values assigned to U.S. Treasury bonds as published in the Wall Street Journal in effect at the time of grant. The model incorporates exercise, pre-vesting and post-vesting forfeiture assumptions based on analysis of historical data. The expected life of the fiscal 2012 and 2011 grants was generated using the simplified method as allowed under Securities and Exchange Commission Staff Accounting Bulletin No. 107.

Total compensation cost related to employee stock options and restricted stock awards amounted to $305,127 and $326,877 for the three months ended March 31, 2012 and 2011, respectively.  No compensation cost related to share-based payments arrangements was capitalized as part of the cost of any asset as of March 31, 2012 or 2011.

As of March 31, 2012, there was $2.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.1 years. The weighted average grant-date fair value was $1.46 and $2.49 per share for the options granted during the three months ended March 31, 2012 and 2011, respectively.  The weighted average grant-date fair value was $2.09 and $2.94 for the restricted stock awards granted during the three months ended March 31, 2012 and 2011, respectively.

A summary of the Company’s stock option and restricted stock awards for three month period ended March 31, 2012 is as follows:

	Stock Options		Restricted Stock Awards
Equity Awards	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Contractual Terms of Equity Awards (in years)

Equity awards outstanding at December 31, 2011	3,113,144	$3.75	54,867	$3.16

Equity awards granted	269,388	$2.07	1,500	$2.09

Equity awards exercised	−	−	–	–

Equity awards forfeited, cancelled or expired	(61,835)	$6.27	–	–

Equity awards outstanding at March 31, 2012	3,320,697	$3.71	56,367	$3.13	6.6

Aggregate intrinsic value of outstanding awards at March 31, 2012	$1,102,125		$176,364

Equity awards exercisable at March 31, 2012	2,214,163	$4.04			5.61

Aggregate intrinsic value of awards exercisable at March 31, 2012	$492,154

Collectively, for all the stock option plans as of March 31, 2012, there were a total of 3,455,721 shares reserved, which were comprised of 3,377,064 equity awards granted and 78,657 equity awards still available for future issuance.

Note 11. Warrants

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

The fair value of the warrants at March 31, 2012 and December 31, 2011 was $88,798 and $166,397, respectively, calculated using the Black-Scholes option-pricing model with the following assumptions:

	March 31, 2012	December 31, 2011

Risk-free interest rate	1.04%	0.83%
Expected volatility	60.0%	75.17%
Expected life (in years)	1.5	1.6
Expected forfeiture rate	0.0%	0.0%
Expected dividend yield	0.00%	0.00%

As a result of this adjustment, the Company recorded a non-cash benefit of $77,600 in the three months ended March 31, 2012. The following is a summary of the changes in the common stock warrant liability for the three months ended March 31, 2012:

Beginning balance, January 1, 2012	$166,398
Issuances	-
Gain from the adjustment for the change in fair value included in net loss	(77,600)
Ending balance, March 31, 2012	$88,798

Common Stock Warrants

As a result of equity financings in 2009 through 2011, the Company had 11,598,617 warrants outstanding and exercisable as of March 31, 2012.  The warrants had a weighted average exercise price of $3.15 and a weighted average remaining contractual term of 4.7 years.

Note 12. Contingent Liabilities and Commitments

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

Following is a summary of the future minimum payments required under leases that have initial or remaining lease terms of one year or more as of March 31, 2012:

	Capital Leases	Operating Leases
For the year ending March 31:
2013	$91,125	$277,185
2014	62,166	282,620
2015	–	288,055
2016	–	293,490
Thereafter	–	298,925
Total minimum lease payments	153,291	$1,440,275
Less amounts of lease payments that represent interest	17,743
Present value of future minimum capital lease payments	135,548
Less current obligations under capital leases	78,407
	$57,141

Note 13. Licensing Transaction

On December 5, 2008, we entered into a development, product supply and commercialization agreement with Yakult Honsha Co. (the Yakult Agreement) under which Yakult was granted the exclusive right to commercialize and market ThermoDox® for the Japanese market. We were paid a $2.5 million up-front licensing fee and may receive additional payments from Yakult upon receipt of marketing approval by the Japanese Ministry of Health, Labor and Welfare as well as upon the achievement of certain levels of sales and approval for new indications. Under the Yakult Agreement, we will receive double digit escalating royalties on the sale of ThermoDox® in Japan, when and if any such sales occur and we also will be the exclusive supplier of ThermoDox® to Yakult. Concurrent with a convertible preferred stock equity financing in January 2011, we amended the Yakult Agreement to provide for up to $4.0 million in accelerated partial payments to us on a drug approval milestone. The terms of the Yakult Agreement provided for the payment to us of $2.0 million upon the closing of the preferred equity financing. The second $2.0 million was conditioned upon the resumption of enrollment of Japanese patients in the Japan cohort of the HEAT study, which has not been resumed. In consideration of the $2.0 million accelerated milestone payment from Yakult, we have agreed to reduce future drug approval milestone payments by approximately twenty percent (20%). All other milestone payments are unaffected.

Note 14. Subsequent Event

On May 7, 2012 the Company announced the signing of a long term commercial supply agreement with Zhejiang Hisun Pharmaceutical Co. Ltd. (Hisun) for the production of ThermoDox® in the China territory.  Per the terms of the agreement, Hisun will be responsible for providing all of the technical and regulatory support services, including the costs of all technical transfer, registrational and bioequivalence studies, technical transfer costs, Celsion consultative support costs and the purchase of any necessary equipment and additional facility costs necessary to support capacity requirements for the manufacture of ThermoDox®.  Celsion will repay Hisun for the aggregate amount of these development costs and fees commencing on the successful completion of three registrational batches of ThermoDox®.  Hisun is also obligated to certain performance requirements under the agreement.  The agreement will initially be limited to a percentage of the production requirements of ThermoDox® in the China territory with Hisun retaining an option for additional global supply after local regulatory approval in the China territory.  In addition, Hisun will collaborate with Celsion around the regulatory approval activities for ThermoDox® with the China State Food and Drug Administration (SFDA).

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Statements and terms such as “expect”, “anticipate”, “estimate”, “plan”, “believe” and words of similar import regarding our expectations as to the development and effectiveness of our technologies, the potential demand for our products, and other aspects of our present and future business operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, readers should specifically consider the various factors contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011, which factors include, without limitation, unforeseen changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing, capital structure, and other financial items; changes in approaches to medical treatment; introduction of new products by others; possible acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, competitors and regulatory authorities. These and other risks and uncertainties could cause actual results to differ materially from those indicated by forward-looking statements.

The discussion of risks and uncertainties set forth in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K/A, as well as in other filings with the SEC, is not necessarily a complete or exhaustive list of all risks facing the Company at any particular point in time. We operate in a highly competitive, highly regulated and rapidly changing environment and our business is constantly evolving. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

Strategic and Clinical Overview

Celsion Corporation is an innovative oncology drug development company focused on the development of treatments for those suffering with difficult to treat forms of cancer. We are working to develop and commercialize more efficient and effective, targeted chemotherapeutic oncology drugs based on our proprietary heat-activated liposomal technology. The promise of this drug technology is to maximize efficacy while minimizing side-effects common to cancer treatments.

Our lead product ThermoDox® is being evaluated in a Phase III clinical trial for primary liver cancer (the HEAT study), Phase II clinical trial for colorectal liver metastasis (CRLM) and a Phase I/II clinical trial for recurrent chest wall breast cancer. ThermoDox® is a liposomal encapsulation of doxorubicin, an approved and frequently used oncology drug for the treatment of a wide range of cancers.  Localized heat at mild hyperthermia temperatures (greater than 40 degrees Celsius) releases the encapsulated doxorubicin from the liposome enabling high concentrations of doxorubicin to be deposited preferentially in and around the targeted tumor.

The U.S. Food and Drug Administration (FDA) has granted our pivotal Phase III HEAT study for ThermoDox®, in combination with radiofrequency ablation, a Special Protocol Assessment and has designated it as a Fast Track Development Program.  We have received written guidance from the FDA stating that, assuming the results of our ongoing studies are adequate, we may submit our New Drug Application (NDA) for ThermoDox® pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act.  A 505(b)(2) NDA provides that some of the information from the reports required for marketing approval may come from studies that the applicant does not own or for which the applicant does not have a legal right of reference and permits a manufacturer to obtain marketing approval for a drug without needing to conduct or obtain a right of reference for all of the required studies.  The availability of Section 505(b)(2) and the designation of  ThermoDox® as a Fast Track Development Program may provide us with an expedited pathway to approval.  There can be no assurance, however, that the results of our ongoing studies will be adequate to obtain approval of ThermoDox® under Section 505(b)(2).  Drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval and the timing and the outcome of clinical results is extremely difficult to predict.  Clinical development successes and failures can have a disproportionate positive or negative impact on our scientific and medical prospects, financial prospects, financial condition, and market value.

In December 2011, the European Medicines Agency (EMA) provided written, scientific advice confirming that the HEAT study is acceptable as a basis for submission of a marketing authorization application (MAA). Based on feedback and guidance received from the EMA, we expect that future results demonstrating a convincing magnitude of improvement in progression-free survival, the study’s primary endpoint, along with a favorable benefit-risk ratio in the HEAT study, would be sufficient as the primary basis for registration of ThermoDox® in Europe. The EMA also supported our manufacturing strategy and technology transfer protocols, which will allow us to establish multiple manufacturing sites to support commercialization of ThermoDox® outside the United States. In March of 2011, we announced that the European Commission granted orphan drug designation for ThermoDox® in primary liver cancer, which provides assistance and incentives, including ten years of marketing exclusivity subsequent to product approval, in support of product candidates intended for the treatment of a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the European Union. ThermoDox® also holds orphan drug designation in the U.S.

We have also demonstrated the feasibility for a product pipeline of cancer drugs that employ our heat activated liposomal technology in combination with known chemotherapeutics, including docetaxel and carboplatin. We believe that our technology can improve efficacy and safety of anticancer agents whose mechanism of action and safety profile are well understood by the medical and regulatory communities. Our approach provides a comparatively cost effective, low risk approval pathway. An element of our business strategy is to pursue, as resources permit, the research and development of a range of product candidates for a variety of indications. This is intended to allow us to diversify the risks associated with our research and development expenditures. To the extent we are unable to maintain a broad range of product candidates, our dependence on the success of one or a few product candidates would increase. Additionally, we had formed a joint research agreement with Philips Healthcare, a division of Royal Philips Electronics, to evaluate the combination of Philips’ high intensity focused ultrasound (HIFU) with ThermoDox® to determine the potential of this combination to treat a broad range of cancers. This agreement is in the process of renewal. For certain markets, we may seek licensing partners to share in the development and commercialization costs. We will also evaluate licensing cancer products from third parties for cancer treatments to expand our product pipeline.

In 2005, the Company made a strategic decision to divest its medical device business. The Company sold this medical device business to Boston Scientific Corporation (BSC) in 2007 for net aggregate payments of $43 million, receiving $13 million in 2007 and $15 million in each of 2008 and 2009. In addition, the Company repurchased approximately 2.7 millions share of Celsion stock held by BSC. Since this divesture, we have dedicated our efforts and resources to the development and commercialization of innovative cancer drugs including tumor-targeting treatments using focused heat energy in combination with heat-activated drug delivery systems. To support our research and development, we have raised gross proceeds of approximately $67.6 million in equity financings in the years 2009 through 2011.

On December 5, 2008, we entered into a development, product supply and commercialization agreement with Yakult Honsha Co. (the Yakult Agreement) under which Yakult was granted the exclusive right to commercialize and market ThermoDox® for the Japanese market. We were paid a $2.5 million up-front licensing fee and may receive additional payments from Yakult upon receipt of marketing approval by the Japanese Ministry of Health, Labor and Welfare as well as upon the achievement of certain levels of sales and approval for new indications. Under the Yakult Agreement, we will receive double digit escalating royalties on the sale of ThermoDox® in Japan, when and if any such sales occur and we also will be the exclusive supplier of ThermoDox® to Yakult. Concurrent with a convertible preferred stock equity financing in January 2011, we amended the Yakult Agreement to provide for up to $4.0 million in accelerated partial payments to us on a drug approval milestone. The terms of the Yakult Agreement provided for the payment to us of $2.0 million upon the closing of the preferred equity financing. The second $2.0 million was conditioned upon the resumption of enrollment of Japanese patients in the Japan cohort of the HEAT study, which has not resumed. In consideration of the $2.0 million accelerated milestone payment from Yakult, we have agreed to reduce future drug approval milestone payments by approximately twenty percent (20%). All other milestone payments are unaffected.

On July 11, 2011, after reviewing data from 535 randomized patients enrolled in our pivotal Phase III HEAT study, the Data Monitoring Committee (DMC) for this trial unanimously recommended that the trial continue to enroll patients at all clinical sites, except those in Japan, with the goal of reaching enrollment of 600 patients, as required by the study protocol. The DMC maintained its recommendation to continue withholding enrollment of additional patients in Japan pending certain guidance from the Pharmaceuticals and Medical Devices Agency (PMDA) in Japan. The recommendation followed a review of safety data from 18 Japanese patients enrolled in the study, when compared to patient data from the rest of the Phase III trial. As a part of its commitment to the PMDA, the DMC independently assesses patients randomized at Japanese sites. The DMC continues to review safety and efficacy data in accordance with the PMDA in Japan and the DMC’s charter, however there can be no assurance that the DMC will permit resumption of patient enrollment in Japan or at all nor can there be any assurance that we will receive the second $2.0 million payment from Yakult pursuant to the amended Yakult Agreement.

On August 3, 2011, we announced that we had reached our preplanned enrollment objective of 600 patients in the pivotal Phase III HEAT study. The target enrollment figure is designed to ensure that the study’s primary end point, progression-free survival, can be achieved with adequate statistical power and is one of two triggers for an interim efficacy analysis by the study’s DMC. The second trigger was the occurrence of 190 progression-free survival (PFS) events in the study population. We met the second trigger of 190 PFS events in the third quarter of 2011 which allowed us to conduct a planned interim analysis in the fourth quarter of 2011. On November 28, 2011, we announced that the independent DMC for the HEAT study completed a pre-planned interim analysis for safety, efficacy and futility and unanimously recommended that the study continue to its final analysis as planned. The DMC evaluated data from 613 patients in its review, which was conducted following realization of 219 PFS events within the study population. A total of 380 events of progression are required to reach the planned final analysis of the study, which is projected to occur in late 2012.

Consistent with our global regulatory strategy, we are continuing to enroll patients in the HEAT Study in order to randomize at least 200 patients in the People’s Republic of China (PRC), a requirement for registrational filing in the PRC which was completed and announced on April 23, 2012. The HEAT study has already enrolled a sufficient number to support registrational filings in South Korea and Taiwan, two important markets for ThermoDox®. Continued enrollment also has the potential to improve the timeline of the final data read out, though we cannot guarantee such a result.

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

On May 7, 2012 the Company announced the signing of a long term commercial supply agreement with Zhejiang Hisun Pharmaceutical Co. Ltd. (Hisun) for the production of ThermoDox® in the China territory.  Per the terms of the agreement, Hisun will be responsible for providing all of the technical and regulatory support services, including the costs of all technical transfer, registrational and bioequivalence studies, technical transfer costs, Celsion consultative support costs and the purchase of any necessary equipment and additional facility costs necessary to support capacity requirements for the manufacture of ThermoDox®.  Celsion will repay Hisun for the aggregate amount of these development costs and fees commencing on the successful completion of three registrational batches of ThermoDox®. The batches are expected to be successfully delivered in mid 2013, and repayment of the development costs will occur at any time on or prior to the fourth year anniversary of the signing of the agreement, which in total is expected to be approximately $2.0 million.  Hisun is also obligated to certain performance requirements under the agreement.  The agreement will initially be limited to a percentage of the production requirements of ThermoDox® in the China territory with Hisun retaining an option for additional global supply after local regulatory approval in the China territory.  In addition, Hisun will collaborate with Celsion around the regulatory approval activities for ThermoDox® with the China State Food and Drug Administration (SFDA).

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

As a result of the uncertainties discussed above, among others, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements when appropriate could significantly increase our capital requirements and could adversely impact our liquidity. While our estimated future capital requirements are uncertain and could increase or decrease as a result of many factors, including the extent to which we choose to advance our research, development and clinical trials, or if we are in a position to pursue manufacturing or commercialization activities, it is clear we will need significant additional capital to develop our product candidates through clinical development, manufacturing, and commercialization. We do not know whether we will be able to access additional capital when needed or on terms favorable to us or our stockholders. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

As a clinical stage biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in " Item 1A. Risk Factors" under "Part II: Other Information" included herein.

FINANCIAL REVIEW FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Results of Operations

Our net loss was $6.2 million, or $0.19 per basic and diluted share, for the three months ended March 31, 2012 compared to $3.8 million, or $0.28 per basic and diluted share, for the same period of 2011. As of March 31, 2012, we had $24.6 million in cash and short-term investments.

	Three Months Ended March 31,
	($ amounts in 000’s)		Change
	2012	2011	$	%

Licensing Revenue:	$–	$2,000	$(2,000)	(100)%

Operating Expenses:
Clinical Research	$3,509	$3,450	$(59)	(1.7)%
Chemistry, Manufacturing and Controls	1,184	899	(285)	(31.7)%
Research and development	4,693	4,349	(344)	(7.9)%
General and administrative	1,570	1,215	(355)	(29.2)%
Total operating expenses	$6,263	$5,564	$(699)	(12.6)%

Loss from operations	$(6,263)	$(3,564)	$(2,699)	(75.7)%

Comparison of the three months ended March 31, 2012 and 2011

Licensing Revenue

In the first quarter of 2011, we recognized $2.0 million in licensing revenue in relation to the amendment of our development, product supply and commercialization agreement for ThermoDox® with Yakult Honsha Co.  Concurrent with a convertible preferred stock equity financing in January 2011, we amended the Yakult Agreement to provide for up to $4.0 million in accelerated partial payments to us on a drug approval milestone. The terms of the Yakult Agreement provided for the payment to us of $2.0 million upon the closing of the preferred equity financing. The second $2.0 million was conditioned upon the resumption of enrollment of Japanese patients in the Japan cohort of the HEAT study, which has not been resumed. In consideration of the $2.0 million accelerated milestone payment from Yakult, we have agreed to reduce future drug approval milestone payments by approximately twenty percent (20%). All other milestone payments are unaffected.  We had no licensing revenue in the first quarter of 2012.

Research and Development Expenses

Research and development (R&D) expenses increased $0.4 million from $4.3 million in the first quarter of 2011 to $4.7 million in the same period of 2012.  Costs associated with the Heat study decreased to $2.5 million in the first quarter of 2012 compared to $2.7 million in the same period of 2011.  Costs associated with our recurrent chest wall breast cancer clinical trial remained relatively unchanged at $0.1 million in the first quarter of 2012 compared to the same period of 2011. Costs associated with the start up of our colorectal liver metastases trial were $0.1 million in the first quarter of 2012. Costs associated with the production of ThermoDox® increased to $1.2 million in the first quarter of 2012 compared to $0.9 million in the same period of 2011 primarily due to ongoing progress towards developing our commercial manufacturing capabilities for ThermoDox®.

General and Administrative Expenses

General and administrative (G&A) expenses increased to $1.6 million in the first quarter of 2012 compared to $1.2 million in the same period of 2011.  This increase is largely the result of an increase in professional fees and personnel costs in the first quarter of 2012 compared to the same period of 2011.  We continue to carefully monitor operating costs and focus our financial resources on completing enrollment and patient follow-up in the Phase III HEAT study.

Other Expense and Income

A warrant liability was incurred as a result of warrants we issued in a public offering in September 2009.  This liability is calculated at its fair market value using the Black-Scholes option-pricing model and is adjusted at the end of each quarter.  For the first quarter of 2012, we recorded a non cash gain of $77,600 based on the change in the fair value of the warrants from the end of the prior quarter compared to recording a non cash gain of $168,311 in the same period of 2011.

In connection with the shares of preferred stock we issued in a January 2011 preferred stock offering, we incurred interest charges of approximately $0.4 million in the first three months of 2011. All of the outstanding shares of preferred stock mandatorily converted into common stock in August 2011.

Financial Condition, Liquidity and Capital Resources

Since inception, excluding the net aggregate payments received from Boston Scientific of $43 million through the divestiture of our medical device business in 2007 (which we received in installments of $13 million in 2007 and $15 million in each of 2008 and 2009), we have incurred significant losses and negative cash flows from operations.  We have financed our operations primarily through the net proceeds we received in this divesture, subsequent sales of equity and amounts received under our product licensing agreement with Yakult. The process of developing and commercializing ThermoDox® requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts.  We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future.  Our expenses have significantly and regularly exceeded our revenues, and we had an accumulated deficit of $130 million at March 31, 2012.

As of March 31, 2012, we had total current assets of $25.8 million (including cash and short term investments of $24.6 million) and current liabilities of $6.4 million, resulting in working capital of $19.4 million.  At December 31, 2011, we had total current assets of $31.5 million (including cash and short term investments of $30.5 million) and current liabilities of $6.2 million, resulting in working capital of $25.3 million.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet financing arrangements other than in connection with our operating leases, which are disclosed in the contractual commitments table in our Form 10-K/A for the year ended December 31, 2011.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2012, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the Securities and Exchange Commission.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, that occurred during the three months ended  March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following is a summary of the risk factors, uncertainties and assumptions that we believe are most relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ significantly from anticipated or historical results and our forward-looking statements. Additional risks that we currently believe are immaterial may also impair our business operations. Investors should carefully consider the risks described below before making an investment decision, and you should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. Moreover, we operate in a competitive and rapidly changing environment.  New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.  The description provided in this Item 1A includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2011. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K/A for the year ended December 31, 2011, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission.

RISKS RELATING TO OUR BUSINESS

We have a history of significant losses from continuing operations and expect to continue such losses for the foreseeable future.

Since Celsion’s inception, our expenses have substantially exceeded our revenues, resulting in continuing losses and an accumulated deficit of $130 million at March 31, 2012. For the quarter ended March 31, 2012, we incurred a net loss of $6.2 million. Because we presently have no product revenues and we are committed to continuing our product research, development and commercialization programs, we will continue to experience significant operating losses unless and until we complete the development of ThermoDox® and other new products and these products have been clinically tested, approved by the FDA and successfully marketed.

Drug development is an inherently uncertain process with a high risk of failure at every stage of development.

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

We have devoted our resources to developing a new generation of products and will not be able to market these products until we have completed clinical testing and obtain all necessary governmental approvals. In addition, our products are still in various stages of development and testing and cannot be marketed until we have completed clinical testing and obtained necessary governmental approval. Accordingly, our revenue sources are, and will remain, extremely limited until and if our products are clinically tested, approved by the FDA and successfully marketed. We currently only have one collaboration partner, Yakult Honsha Co., under a development, product supply and commercialization agreement, which was amended in January 2011, under which we may receive certain milestone payments as well as royalties on the sale of ThermoDox® in Japan, when and if any such sales occur. We cannot guarantee that any of our products will be successfully tested, approved by the FDA or marketed, successfully or otherwise, at any time in the foreseeable future or at all.

We will need to raise substantial additional capital to fund our planned future operations, and we may be unable to secure such capital without dilutive financing transactions. If we are not able to raise additional capital, we may not be able to complete the development, testing and commercialization of our product candidates.

As of March 31, 2012, we had approximately $24.6 million in cash, cash equivalents and short-term investments.  To complete the development and commercialization of our products, we will need to raise substantial amounts of additional capital to fund our operations.  We do not have any committed sources of financing and cannot assure you that alternate funding will be available in a timely manner, on acceptable terms or at all. We may need to pursue dilutive equity financings, such as the issuance of shares of common stock, convertible debt or other convertible or exercisable securities. Such dilutive equity financings would dilute the percentage ownership of our current common stockholders and could significantly lower the market value of our common stock. In addition, a financing could result in the issuance of new securities that may have rights, preferences or privileges senior to those of our existing stockholders.

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

We currently have no sales, marketing or distribution capabilities. We intend to market our products, if and when such products are approved for commercialization by the FDA, EMA, and other important territories worldwide, either directly or through other strategic alliances and distribution arrangements with third parties. If we decide to market our products directly, we will need to commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and with supporting distribution, administration and compliance capabilities. If we rely on third parties with such capabilities to market our products, we will need to establish and maintain partnership arrangements, and there can be no assurance that we will be able to enter into third-party marketing or distribution arrangements on acceptable terms or at all. To the extent that we do enter into such arrangements, we will be dependent on our marketing and distribution partners. In entering into third-party marketing or distribution arrangements, we expect to incur significant additional expense and there can be no assurance that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance for our products and services.

Our business depends on license agreements with third parties to permit us to use patented technologies. The loss of any of our rights under these agreements could impair our ability to develop and market our products.

Our success will depend, in a substantial part, on our ability to maintain our rights under license agreements granting us rights to use patented technologies. We have entered into license agreements with Duke University, under which we have exclusive rights to commercialize medical treatment products and procedures based on Duke’s thermo-sensitive liposome technology. The Duke University license agreement contains a license fee, royalty and/or research support provisions, testing and regulatory milestones, and other performance requirements that we must meet by certain deadlines. If we breach these or other provisions of the license and research agreements, we may lose our ability to use the subject technology, as well as compensation for our efforts in developing or exploiting the technology. Any such loss of rights and access to technology could have a material adverse effect on our business.

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

We are subject to the periodic inspection of our clinical trials, facilities, procedures and operations and/or the testing of our products by the FDA to determine whether our systems and processes, or those of our vendors and suppliers, are in compliance with FDA regulations. Following such inspections, the FDA may issue notices on Form 483 and warning letters that could cause us to modify certain activities identified during the inspection. A Form 483 notice is generally issued at the conclusion of an FDA inspection and lists conditions the FDA inspectors believe may violate FDA regulations. FDA guidelines specify that a warning letter is issued only for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action.

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

RISKS RELATED TO OUR COMMON STOCK

The market price of our common stock has been, and may continue to be, volatile and fluctuate significantly, which could result in substantially losses for investors and subject us to securities class action litigation.

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospects.  Our common stock had a high price of $4.23 and a low price of $1.69 in the 52-week period ended December 31, 2011 and a high price of $2.22 and a low price of $1.64 in the first quarter of 2012.  Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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

In April 2011 we received notice from The NASDAQ Listing Qualifications Department that we were not in compliance with the minimum Market Value of Listed Securities (MVLS) requirement for continued listing on The NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5550(b)(2) (the Rule), which requires a listed company to maintain a minimum MVLS of $35 million. On May 10, 2011, we received a letter from NASDAQ stating that our MVLS had been $35 million or greater for the previous ten consecutive business days (from April 26, 2011 to May 9, 2011) and that we had regained compliance with the Rule.

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

Adverse capital and credit market conditions could affect our ability to meet liquidity needs, as well as our access to capital and cost of capital. The capital and credit markets have experienced extreme volatility and disruption in recent years. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by continued disruptions in the capital and credit markets.

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

101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31.  2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Balance Sheets, (ii) the unaudited Statements of Operations, (iii) the unaudited  Statements of Comprehensive Loss, (iv) the unaudited Statements of Cash Flows, (v) the unaudited Statements of Change in Stockholders' Equity (Deficit), and (vi) Notes to Financial Statements.

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

May 15, 2012

CELSION CORPORATION

Registrant

By:	/s/ Michael H. Tardugno
Michael H. Tardugno
President and Chief Executive Officer

By:	/s/ Gregory Weaver
Gregory Weaver
Senior Vice President and Chief Financial Officer