Form 10-Q
period 2012-06-30
Celsion CORP
filed 2012-08-14
CIK 749647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes ☐    No ☑

As of August 13, 2012, the Registrant had 33,227,679 shares of Common Stock, $.01 par value per share, outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

  CELSION CORPORATION
BALANCE SHEETS

	June 30, 2012 (unaudited)	December 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$11,708,110	$20,145,854
Short-term investments	12,287,271	10,400,905
Other current assets	939,163	961,726
Total current assets	24,934,544	31,508,485

Property and equipment (at cost, less accumulated depreciation of $747,631 and $643,472, respectively)	1,049,775	782,720

Other assets:
Deposits, deferred fees and other assets	520,047	322,629
Patent licensing fees, net	31,875	35,625
Total other assets	551,922	358,254

Total assets	$26,536,241	$32,649,459

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$4,305,660	$4,010,203
Accrued liabilities	1,890,412	2,031,934
Notes payable - current portion	493,949	110,287
Total current liabilities	6,690,021	6,152,424

Common stock warrant liability	536,121	166,398
Notes payable – non-current portion	4,605,384	71,602
Other liabilities	128,381	65,467
Total liabilities	11,959,907	6,455,891

Stockholders' equity:
Common stock, $0.01 par value; 75,000,000 shares authorized and 33,899,057 shares issued at June 30, 2012 and December 31, 2011 and 33,227,679 and 33,186,325 shares outstanding at June 30, 2012 and December 31, 2011, respectively	338,991	338,991
Additional paid-in capital	153,867,900	153,237,225
Accumulated other comprehensive loss	(315,600)	(276,700)
Accumulated deficit	(136,598,303)	(124,221,823)
Subtotal	17,292,988	29,077,693
Treasury stock, at cost (671,378 and 712,732 shares at June 30, 2012 and December 31, 2011, respectively)	(2,716,654)	(2,884,125)
Total stockholders' equity	14,576,334	26,193,568

Total liabilities and stockholders' equity	$26,536,241	$32,649,459

See accompanying notes to the financial statements.

CELSION CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011

Licensing revenue	$	─	$	─	$	─	$2,000,000

Operating expenses:
Research and development		4,112,243		4,964,022		8,805,250	9,312,658
General and administrative		1,595,281		1,281,984		3,165,747	2,497,267
Total operating expenses		5,707,524		6,246,006		11,970,997	11,809,925

Loss from operations		(5,707,524)		(6,246,006)		(11,970,997)	(9,809,925)

Other (expense) income:
Loss from valuation of common stock warrant liability		(447,323)		(586,171)		(369,723)	(417,860)
Investment income		62,076		97		67,409	564
Interest and dividend expense		(10,574)		(111,945)		(16,275)	(481,087)
Other expense		(1,040)		–		(1,040)	–
Total other expense, net		(396,861)		(698,019)		(319,629)	(898,383)

Net Loss		$(6,104,385)		$(6,944,025)		$(12,290,626)	$(10,708,308)

Net loss per common share – basic and diluted		$(0.18)		$(0.42)		$(0.37)	$(0.72)

Weighted average shares outstanding – basic and diluted		33,236,066		16,366,409		33,211,059	14,914,438

See accompanying notes to the financial statements.

CELSION CORPORATION
STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net Loss	$(6,104,385)	$(6,944,025)	$(12,290,626)	$(10,708,308)
Other comprehensive (loss) gain
Unrealized (loss) gain on investments available for sale	(37,684)	2,935	(38,900)	39,918
Comprehensive loss	$(6,142,069)	$(6,941,090)	$(12,329,526)	$(10,668,390)

See accompanying notes to the financial statements.

CELSION CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(12,290,626)	$(10,708,308)
Non-cash items included in net loss:
Depreciation and amortization	107,910	86,490
Change in fair value of common stock warrant liability	369,723	417,860
Stock-based compensation	557,021	559,976
Treasury shares issued for services and 401(k) matching contribution	81,617	28,769
Amortization of deferred financing fees	–	81,955
Change in deferred rent liability	62,914	–
Net changes in:
Prepaid expenses and other assets	45,662	(207,339)
Accounts payable	295,457	(1,221,033)
Other accrued liabilities	(141,522)	(436,180)
Net cash used in operating activities:	(10,911,844)	(11,397,810)

Cash flows from investing activities:
Purchases of investment securities	(11,366,148)	–
Proceeds from sale and maturity of investment securities	9,440,882	301,632
Purchases of property and equipment	(371,215)	(183,490)
Net cash (used in) provided by investing activities	(2,296,481)	118,142

Cash flows from financing activities:
Proceeds from sale of 8% Series A Redeemable, Convertible Preferred Stock, net of issuance costs	–	4,324,080
Proceeds from sale of common stock equity, net of issuance costs	–	11,256,456
Proceeds from notes payable	4,853,137	–
Principal payments on notes payable	(82,556)	(59,716)
Net cash provided by financing activities	4,770,581	15,520,820

(Decrease) increase in cash and cash equivalents	(8,437,744)	4,241,152
Cash and cash equivalents at beginning of period	20,145,854	1,138,916
Cash and cash equivalents at end of period	$11,708,110	$5,380,068

Supplemental disclosures of cash flow information:
Interest and preferred stock dividends paid	$16,275	$481,087

See accompanying notes to the financial statements.

CELSION CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission on March 15, 2012.

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

There were no new accounting pronouncements issued or effective during the first six months of 2012 that have had or are expected to have a material impact on the Company’s financial statements.

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

For the three and six months ended June 30, 2012 and 2011, diluted loss per common share was the same as basic loss per common share as all options and warrants that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. The total number of outstanding warrants and equity awards for the periods ended June 30, 2012 and 2011 were 15,203,880 and 9,245,618 common stock equivalent shares, respectively.

Note 5.   Short-Term Investments Available For Sale

Short-term investments available for sale of $12,287,271 and $10,400,905 as of June 30, 2012 and December 31, 2011, respectively, consist of commercial paper, corporate debt securities and equity securities.  They are valued at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in Accumulated Other Comprehensive Loss.

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

Short-term investments available for sale - at fair value	June 30, 2012	December 31, 2011

Bonds - corporate issuances	$12,287,271	$10,400,905
Total short-term investments, available for sale	$12,287,271	$10,400,905

A summary of the cost, fair value and bond maturities of the Company’s short-term investments is as follows:

	June 30, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Short-term investments
Bonds- corporate issuances	$12,494,498	$12,287,271	$10,565,315	$10,400,905
Equity securities	108,373	–	108,373	–
Total	$12,602,871	$12,287,271	$10,673,688	$10,400,905

Bond maturities
Within 3 months	$3,121,030	$3,013,150	$5,128,560	$5,036,920
Between 3-12 months	9,373,468	9,274,121	5,436,755	5,363,985
Total	$12,494,498	$12,287,271	$10,565,315	$10,400,905

The following table shows the Company’s investment securities gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011.  The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other then temporary.
	June 30, 2012
	Less than 12 months		12 months or Longer		Total
Description of Securities	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses

Available for Sale
Bonds – corporate issuances	$12,287,271	$(207,227)	$–	$–	$12,287,271	$(207,227)
Equity securities	–	–	–	(108,373)	–	(108,373)
	$12,287,271	$(207,227)	$–	$(108,373)	$12,287,271	$(315,600)

	December 31, 2011
	Less than 12 months		12 months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
Available for Sale
Bonds – corporate issuances	$10,400,905	$(168,327)	$–	$–	$10,400,905	$(168,327)
Equity securities	–	(108,373)	–	–	–	(108,373)
	$10,400,905	$(276,700)	$–	$–	$10,400,905	$(276,700)

Gross realized gains and losses on sales of available for sale securities and investment income, which includes interest and dividends, is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Interest and dividend income	$130,692	$97	$264,585	$564
Realized losses	(68,616)	–	(197,176)	–
	$62,076	$97	$67,409	$564

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

The following table presents information about assets and liabilities recorded at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 on the Company’s Balance Sheet:

	Total Fair Value on the Balance Sheet	Quoted Prices In Active Markets For Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
As of June 30, 2012
Short-term investments available for sale
Bonds – corporate issuances	$12,287,271	$12,287,271	$	−	$	−

As of December 31, 2011
Short-term investments available for sale
Bonds – corporate issuances	$10,400,905	$10,400,905	$	−	$	−

Liabilities:
As of June 30, 2012
Notes Payable	$5,099,333	$5,099,333	$	−	$	−
Common stock warrant liability	536,121	−		−		536,121

As of December 31, 2011
Notes Payable	$181,889	$181,889	$	−	$	−
Common stock warrant liability	166,398	−		−		166,398

There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the six month period ended June 30, 2012.

Note 7.   Other Current Assets

Other current assets at June 30, 2012 and December 31, 2011 include the following:

	June 30, 2012	December 31, 2011
Advances to clinical trial sites	$758,296	$758,296
Raw materials for ThermoDox® registration batches	108,932	163,561
Deposits for future investigator grants and expenses	46,436	–
Franchise taxes receivable	4,076	39,104
Other current assets	21,423	765
Total	$939,163	$961,726

Note 8.   Other Accrued Liabilities

Accrued liabilities at June 30, 2012 and December 31, 2011 include the following:

	June 30, 2012	December 31, 2011
Amounts due to Contract Research Organizations and other contractual agreements	$1,477,514	$1,234,875
Accrued payroll and related benefits	314,209	632,425
Accrued professional fees	71,097	137,400
Other	27,592	27,234
Total	$1,890,412	$2,031,934

Note 9.   Note Payable

On June 27, 2012, the Company entered into a Loan and Security Agreement (the “Credit Agreement”) with Oxford Finance LLC (“Oxford”) and Horizon Technology Finance Corporation (“Horizon”). The Credit Agreement provides for a secured term loan of up to $10 million, with 50% of any loans to be funded by Oxford and 50% to be funded by Horizon. The aggregate loan amount may be advanced in two tranches of $5 million each. The first tranche (the “Term A Loan”) was made available to the Company on June 27, 2012 and the second tranche (the “Term B Loan”) may be made available, if at all, during the period beginning on the date that the Company achieves positive data in its Phase III clinical trial of RFA and ThermoDox® (the HEAT study) and ending on March 31, 2013. The Term A Loan is scheduled to mature on October 15, 2015 (or, if the Term B Loan is made available, January 1, 2016) and the Term B Loan is scheduled to mature on January 1, 2016.  The proceeds of the Credit Agreement will be used to fund the Company’s working capital and general corporate purposes. The obligations under the Credit Agreement are secured by substantially all assets of the Company other than its intellectual property and certain other agreed-upon exclusions.

The Term A Loan bears interest at a fixed rate of 11.75%. If it is made available, the Term B Loan will bear interest at a fixed rate equal to the greater of (i)  11.75% or (ii) the sum of (a) the three month U.S. LIBOR rate (but not less than 0.47%) three days prior to the funding of the loan plus (b) 11.28%. Generally, the Company is required to pay principal and interest in equal monthly installments. However for an initial period extending for the Term A Loan through May 1, 2013 (or, if the Term B Loan is made available, January 1, 2016) and for the Term B Loan through August 1, 2013, the Company is only required to make interest payments. The Company is also obligated to pay other customary facility fees for a credit facility of this size and type.

The Credit Agreement contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and make dispositions of assets. Upon the occurrence of an event of default under the Credit Agreement, the lenders may cease making loans, terminate the Credit Agreement, declare all amounts outstanding to be immediately due and payable and foreclose on or liquidate The Company’s assets that comprise the lenders’ collateral. The Credit Agreement specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, a material adverse change in the Company, cross-defaults to other materials indebtedness, bankruptcy and insolvency defaults and material judgment defaults.  The Company is currently in compliance with these covenants.

As a fee in connection with the Credit Agreement, the Company issued warrants to Horizon and Oxford (the “Warrants”) to purchase the number of shares of the Company’s common stock equal to 3% of each loan amount divided by the exercise price, which was calculated as the average NASDAQ closing price of The Company common stock for the three days prior to the funding of the loan amount ($2.92 per share for the Term A Loan).  This resulted in 51,370 warrant shares issued in connection with the Term A Loan and additional warrant shares issuable in connection with the Term B Loan, if that is made available.  The Warrants issued in connection with the Term A Loan are immediately exercisable for cash or by net exercise and will expire seven years after their issuance, which is June 27, 2019.

The Company valued the Warrants using the Black-Scholes option pricing model and recorded $73,654 as deferred financing fees.  In calculating the value of the warrants, the Company assumed a volatility rate of 74.3%, risk free interest rate of 1.10%, an expected life of 3.5 years, a stock price of $2.80 (closing price on date of the Warrant) and no expected forfeitures nor dividends.  In connection with the Credit Agreement, the Company incurred cash expenses of $146,683 which were recorded as deferred financing fees.  These deferred financing fees will be amortized as interest expense over the life of the loan.

Following is a schedule of future principle payments due on the Credit Agreement:

Credit Agreement
For the year ending June 30:
2013	$436,828
2014	1,880,796
2015	2,114,088
2016	568,288
$5,000,000

In October 2009, the Company financed $288,200 of lab equipment through a capital lease.  This lease obligation had thirty monthly payments of $11,654 through April 2012.  During the first half of 2012, the Company has made principal and interest payments totaling $58,270.  The lease obligation was paid in full during the second quarter of 2012.

In November 2011, the Company financed $144,448 of lab equipment through a capital lease.  This lease obligation has thirty monthly payments of $5,651 through February 2014.  During the first half of 2012, the Company made principal and interest payments totaling $33,909.  The outstanding lease obligation is $99,333 as of June 30, 2012.  See Note 12 to the financial statements.

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

In 2007, the Company adopted the Celsion Corporation 2007 Stock Incentive Plan (the “2007 Plan”) under which 1,000,000 shares were authorized for issuance. The purpose of the 2007 Plan is to promote the long-term growth and profitability of the Company by providing incentives to improve stockholder value and enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility.  The 2007 Plan permits the granting of equity awards in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, and performance awards, or in any combination of the foregoing.  At the Annual Meetings of Stockholders of Celsion held on June 25, 2010 and June 7, 2012, the stockholders approved amendments to the Plan.  The only material difference between the existing Plan and the amended Plan was the number of shares of common stock available for issuance under the amended Plan which was increased by 1,000,000 to a total of 2,000,000 shares in 2010 and by 2,250,000 to 4,250,000 shares in 2012.

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

The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Six Months ended June 30, 2012			Six Months ended June 30, 2011
Risk-free interest rate	1.60%	-	2.97%	2.72%	-	2.84%
Expected volatility	80.8	-	82.3%	80.7%	-	81.1%
Expected life (in years)	6.3	–	5.0		6.25
Expected forfeiture rate	0.0%	-	7.5%		0.0%
Expected dividend yield		0.0%			0.0%

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

A summary of the Company’s stock option and restricted stock awards for six month period ended June 30, 2012 is as follows:

	Stock Options		Restricted Stock Awards		Weighted Average Contractual Terms of Equity Awards (in years)
Equity Awards	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value

Equity awards outstanding at December 31, 2011	3,113,144	$3.75	54,867	$3.16

Equity awards granted	608,251	$2.11	1,500	$2.09

Equity awards exercised	−	−	(3,200)	$3.91

Equity awards forfeited, cancelled or expired	(220,669)	$7.57	–	–

Equity awards outstanding at June 30, 2012	3,500,726	$3.23	53,167	$3.08	7.14

Aggregate intrinsic value of outstanding awards at June 30, 2012	$1,297,278		$163,223

Equity awards exercisable at June 30, 2012	1,906,665	$3.59			5.81

Aggregate intrinsic value of awards exercisable at June 30, 2012	$490,186

Total compensation cost related to employee stock options and restricted stock awards amounted to $269,756 and $233,099 for the three months ended June 30, 2012 and 2011, respectively.  Total compensation cost related to employee stock options and restricted stock awards amounted to $557,021 and $559,976 for the six months ended June 30, 2012 and 2011, respectively.  No compensation cost related to share-based payments arrangements was capitalized as part of the cost of any asset as of June 30, 2012 or 2011.

As of June 30, 2012, there was $2.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.1 years. The weighted average grant-date fair value was $1.48 and $3.14 per share for the options granted during the six months ended June 30, 2012 and 2011, respectively.  The weighted average grant-date fair value was $2.09 and $2.47 for the restricted stock awards granted during the six months ended June 30, 2012 and 2011, respectively.

Collectively, for all the stock option plans as of June 30, 2012, there were a total of 6,013,334 shares reserved, which were comprised of 3,553,893 equity awards granted and 2,459,441 equity awards available for future issuance.

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

The fair value of the warrants at June 30, 2012 and December 31, 2011 was $536,121 and $166,398, respectively, calculated using the Black-Scholes option-pricing model with the following assumptions:

	June 30, 2012	December 31, 2011
Risk-free interest rate	0.73%	0.83%
Expected volatility	72.58%	75.17%
Expected life (in years)	1.25	1.6
Expected forfeiture rate	0.0%	0.0%
Expected dividend yield	0.00%	0.00%

As a result of this change in the warrant liability, the Company recorded a non-cash loss of $447,323 in the six months ended June 30, 2012. The following is a summary of the changes in the common stock warrant liability for the six months ended June 30, 2012:

Beginning balance, January 1, 2012	$166,398
Issuances	-
Loss from the adjustment for the change in fair value included in net loss	369,723
Ending balance, June 30, 2012	$536,121

Common Stock Warrants

As a result of equity financings in 2009 through 2011 and warrants issued in connection with the Credit Agreement as discussed in Note 9, the Company had 11,649,987 warrants outstanding and exercisable as of June 30, 2012.  The warrants had a weighted average exercise price of $3.15 and a weighted average remaining contractual term of 4.7 years.

Note 12. Contingent Liabilities and Commitments

In July 2011, the Company executed a lease (the “Lease”) with Brandywine Operating Partnership, L.P. (Brandywine), a Delaware limited partnership for a 10,870 square foot premises located in Lawrenceville, New Jersey.  In October 2011, the Company relocated its offices to Lawrenceville, New Jersey from Columbia, Maryland.  The lease has a term of 66 months and provides for 6 months rent free, with the first monthly rent payment of approximately $23,000 due in April 2012.  Also, as required by the Lease, the Company provided Brandywine with an irrevocable and unconditional standby letter of credit for $250,000, which the Company secured with an escrow deposit at its banking institution of this same amount.  The standby letter of credit will be reduced by $50,000 on each of the 19th , 31st and 43rd months from the initial term, with the remaining $100,000 amount remaining until the Lease Term has expired.

Following is a summary of the future minimum payments required under leases that have initial or remaining lease terms of one year or more as of June 30, 2012:

	Capital Leases	Operating Leases
For the year ending June 30:
2013	$67,817	$278,091
2014	45,212	283,526
2015	–	288,961
2016	–	294,396
Thereafter	–	249,104
Total minimum lease payments	113,029	$1,394,078
Less amounts of lease payments that represent interest	13,696
Present value of future minimum capital lease payments	99,333
Less current obligations under capital leases	57,120
	$42,213

Note 13. Technology Development and Licensing Agreements

On May 7, 2012 the Company announced the signing of a long term commercial supply agreement with Zhejiang Hisun Pharmaceutical Co. Ltd. (Hisun) for the production of ThermoDox® in the China territory.  Per the terms of the agreement, Hisun will be responsible for providing all of the technical and regulatory support services, including the costs of all technical transfer, registrational and bioequivalence studies, technical transfer costs, Celsion consultative support costs and the purchase of any necessary equipment and additional facility costs necessary to support capacity requirements for the manufacture of ThermoDox®.  Celsion will repay Hisun for the aggregate amount of these development costs and fees commencing on the successful completion of three registrational batches of ThermoDox®.  Hisun is also obligated to certain performance requirements under the agreement.  The agreement will initially be limited to a percentage of the production requirements of ThermoDox® in the China territory with Hisun retaining an option for additional global supply after local regulatory approval in the China territory.  In addition, Hisun will collaborate with Celsion around the regulatory approval activities for ThermoDox® with the China State Food and Drug Administration (SFDA).  As of June 30, 2012, the Company has incurred approximately $20,000 in costs to be reimbursed to Hisun.

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

The U.S. Food and Drug Administration (FDA) has granted our Phase III HEAT study for ThermoDox®, in combination with radiofrequency ablation, a Special Protocol Assessment and has designated it as a Fast Track Development Program.  We have received written guidance from the FDA stating that, assuming the results of our ongoing studies are adequate, we may submit our New Drug Application (NDA) for ThermoDox® pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act.  A 505(b) (2) NDA provides that some of the information from the reports required for marketing approval may come from studies that the applicant does not own or for which the applicant does not have a legal right of reference and permits a manufacturer to obtain marketing approval for a drug without needing to conduct or obtain a right of reference for all of the required studies.  The availability of Section 505(b) (2) and the designation of  ThermoDox® as a Fast Track Development Program may provide us with an expedited pathway to approval.  There can be no assurance, however, that the results of our ongoing studies will be adequate to obtain approval of ThermoDox® under Section 505(b)(2).  Drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval and the timing and the outcome of clinical results is extremely difficult to predict.  Clinical development successes and failures can have a disproportionate positive or negative impact on our scientific and medical prospects, financial prospects, financial condition, and market value.

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

We have also demonstrated the feasibility for a product pipeline of cancer drugs that employ our heat activated liposomal technology in combination with known chemotherapeutics, including docetaxel and carboplatin. We believe that our technology can improve efficacy and safety of anticancer agents whose mechanism of action and safety profile are well understood by the medical and regulatory communities. Our approach provides a comparatively cost effective, low risk approval pathway. An element of our business strategy is to pursue, as resources permit, the research and development of a range of product candidates for a variety of indications. This is intended to allow us to diversify the risks associated with our research and development expenditures. To the extent we are unable to maintain a broad range of product candidates, our dependence on the success of one or a few product candidates would increase. Additionally, we have formed a joint research agreement with Philips Healthcare, a division of Royal Philips Electronics, to evaluate the combination of Philips’ high intensity focused ultrasound (HIFU) with ThermoDox® to determine the potential of this combination to treat a broad range of cancers.  In August 2012, we announced FDA Clearance to commence a Phase II Study of ThermoDox® and Philip’s Sonalleve® MR-Guided HIFU technology for the palliation of painful metastases to the bone caused by lung, prostate or breast cancers. For certain markets, we may seek licensing partners to share in the development and commercialization costs. We will also evaluate licensing cancer products from third parties for cancer treatments to expand our product pipeline.

On May 30, 2012, we announced that we had reached our enrollment objective of 700 patients in the HEAT study.  The target enrollment figure is designed to ensure that the HEAT study’s primary end point, progression-free survival, can be achieved with adequate statistical power and is one of two triggers for an interim efficacy analysis by the HEAT study’s DMC. The second trigger was the occurrence of 190 progression-free survival (PFS) events in the study population. We met the second trigger of 190 PFS events in the third quarter of 2011 which allowed us to conduct a planned interim analysis in the fourth quarter of 2011.

On November 28, 2011, we announced that the independent Date Monitoring Committee (DMC) for the HEAT study completed a pre-planned interim analysis for safety, efficacy and futility and unanimously recommended that the study continue to its final analysis as planned. The DMC evaluated data from 613 patients in its review, which was conducted following realization of 219 PFS events within the study population. A total of 380 events of progression are required to reach the planned final analysis of the study, which is projected to occur in late 2012.

Consistent with our global regulatory strategy, we announced on April 23, 2012, that randomization of at least 200 patients in the People’s Republic of China (PRC), a requirement for registrational filing in the PRC, had been completed.  The HEAT study had already enrolled a sufficient number to support registrational filings in South Korea and Taiwan, two important markets for ThermoDox®.

The DMC has maintained its recommendation to continue withholding enrollment of additional patients in Japan pending certain guidance from the Pharmaceuticals and Medical Devices Agency (PMDA) in Japan. The original recommendation followed a review of safety data from 18 Japanese patients enrolled in the study, when compared to patient data from the rest of the Phase III trial. As a part of its commitment to the PMDA, the DMC independently assesses patients randomized at Japanese sites. The DMC continues to review safety and efficacy data in accordance with the PMDA in Japan and the DMC’s charter, however there can be no assurance that the DMC will permit resumption of patient enrollment in Japan or at all nor can there be any assurance that we will receive the second $2.0 million payment from Yakult Honsha Co. pursuant to our development, product supply and commercialization agreement with Yakult Honsha Co., as amended in January 2011 (the Yakult Agreement), under which Yakult was granted the exclusive right to commercialize and market ThermoDox® for the Japanese market. The terms of the January 2011 amendment to the Yakult Agreement provided for the payment to us of $2.0 million upon the closing of the preferred equity financing we consummated in January 2011 and a second $2.0 million payment to us was conditioned upon the resumption of enrollment of Japanese patients in the Japan cohort of the HEAT study, which has not resumed. In consideration for the $2.0 million accelerated milestone payment from Yakult, we agreed to reduce future drug approval milestone payments by approximately twenty percent (20%). All other milestone payments were unaffected by the amendment. We may receive additional payments from Yakult upon receipt of marketing approval by the Japanese Ministry of Health, Labor and Welfare as well as upon the achievement of certain levels of sales and approval for new indications. Under the Yakult Agreement, we will receive double digit escalating royalties on the sale of ThermoDox® in Japan, when and if any such sales occur and we also will be the exclusive supplier of ThermoDox® to Yakult.

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

On May 6, 2012, we entered into a long term commercial supply agreement with Zhejiang Hisun Pharmaceutical Co. Ltd. (Hisun) for the production of ThermoDox® in the mainland China, Hong Kong and Macau (the China territory).  Per the terms of the agreement, Hisun will be responsible for providing all of the technical and regulatory support services, including the costs of all technical transfer, registrational and bioequivalence studies, technical transfer costs, Celsion consultative support costs and the purchase of any necessary equipment and additional facility costs necessary to support capacity requirements for the manufacture of ThermoDox®.  We will repay Hisun for the aggregate amount of these development costs and fees commencing on the successful completion of three registrational batches of ThermoDox®. The batches are expected to be successfully delivered in mid 2013, and repayment of the development costs will occur at any time on or prior to the fourth year anniversary of the signing of the agreement, which in total is expected to be approximately $2.0 million.  Hisun is also obligated to certain performance requirements under the agreement.  The agreement will initially be limited to a percentage of the production requirements of ThermoDox® in the China territory with Hisun retaining an option for additional global supply after local regulatory approval in the China territory.  In addition, Hisun will collaborate with us in relation to the regulatory approval activities for ThermoDox® with the China State Food and Drug Administration (SFDA).

On June 27, 2012, we entered into a Loan and Security Agreement (the Credit Agreement) with Oxford Finance LLC (Oxford) and Horizon Technology Finance Corporation (Horizon). The Credit Agreement provides for a secured term loan of up to $10 million, with 50% of any loans to be funded by Oxford and 50% to be funded by Horizon. The aggregate loan amount may be advanced in two tranches of $5 million each. The first tranche (the Term A Loan) was made available to us on June 27, 2012 and the second tranche (the Term B Loan) may be made available, if at all, during the period beginning on the date that we achieve positive data in our hepatocellular carcinoma Phase III clinical trial of RFA and ThermoDox® and ending on March 31, 2013. The Term A Loan is scheduled to mature on October 15, 2015 (or, if the Term B Loan is made available, January 1, 2016) and the Term B Loan is scheduled to mature on January 1, 2016. As a fee in connection with the Credit Agreement, we issued warrants to Horizon and Oxford (the Warrants) to purchase the number of shares of Celsion’s common stock equal to 3% of each loan amount divided by the exercise price, which is calculated as the average NASDAQ closing price of our common stock for the three days prior to the funding of the loan amount ($2.92 per share for the Term A Loan).  This results in 51,370 warrant shares issuable in connection with the Term A Loan and additional warrant shares issuable in connection with the Term B Loan, if that is made available. The Warrants are immediately exercisable for cash or by net exercise and will expire seven years after their issuance, which is June 27, 2019 for the Warrants issued connection with the Term A Loan.

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

FINANCIAL REVIEW FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Results of Operations

For the three months ended June 30, 2012, our net loss was $6.1 million, or $0.18 per basic and diluted share, compared to $6.9 million, or $0.42 per basic and diluted share, for the same period of 2011. For the six months ended June 30, 2012, our net loss was $12.3 million, or $0.37 per basic and diluted share, compared to $10.7 million, or $0.72 per basic and diluted share, for the same period of 2011. As of June 30, 2012, we had $24.0 million in cash and short-term investments.

	Three Months Ended June 30,
	($ amounts in 000’s)		Change
	2012	2011	$	%

Operating Expenses:
Clinical Research	$2,840	$4,134	$1,294	31.3%
Chemistry, Manufacturing and Controls	1,272	830	(442)	(53.3)%
Research and development	4,112	4,964	852	17.2%
General and administrative	1,595	1,282	(313)	(24.4)%
Total operating expenses	$5,707	$6,246	$539	8.6%

Loss from operations	$(5,707)	$(6,246)	$539	8.6%

	Six Months Ended June 30,
	($ amounts in 000’s)		Change
	2012	2011	$	%

Licensing Revenue:	$–	$2,000	$(2,000)	(100)%

Operating Expenses:
Clinical Research	$6,349	$7,584	$1,235	16.3%
Chemistry, Manufacturing and Controls	2,456	1,729	(727)	(42.0)%
Research and development	8,805	9,313	508	5.5%
General and administrative	3,166	2,497	(669)	(26.8)%
Total operating expenses	$11,971	$11,810	$(161)	(1.4)%

Loss from operations	$(11,971)	$(9,810)	$(2,161)	(22.0)%

Comparison of the three months ended June30 , 2012 and 2011

Research and Development Expenses

Research and development (R&D) expenses decreased $0.9 million from $5.0 million in the second quarter of 2011 to $4.1 million in the same period of 2012.  Costs associated with the Heat study decreased to $1.9 million in the second quarter of 2012 compared to $3.4 million in the same period of 2011 primarily due to reaching enrollment targets in the second quarter of 2012.  Costs associated with our recurrent chest wall breast cancer clinical trial remained relatively unchanged at $0.1 million in the second quarter of 2012 compared to the same period of 2011. Costs associated with the start up of our colorectal liver metastases trial were $0.1 million in the second quarter of 2012. Preclinical costs increased to $0.4 million in the second quarter of 2012 compared to $0.2 million in the same period of 2011 primarily due to increased support of our preclinical development. Costs associated with the production of ThermoDox® increased to $1.3 million in the second quarter of 2012 compared to $0.8 million in the same period of 2011 primarily due to the production of registration batches and ongoing progress towards developing our commercial manufacturing capabilities for ThermoDox®.

General and Administrative Expenses

General and administrative (G&A) expenses increased to $1.6 million in the second quarter of 2012 compared to $1.3 million in the same period of 2011.  This increase is largely the result of an increase in professional fees and personnel costs in the second quarter of 2012 compared to the same period of 2011.  We continue to carefully monitor operating costs and focus our financial resources on completing enrollment and patient follow-up in the HEAT study.

Other Expense and Income

A warrant liability was incurred as a result of warrants we issued in a public offering in September 2009.  This liability is calculated at its fair market value using the Black-Scholes option-pricing model and is adjusted at the end of each quarter.  For the second quarter of 2012, we recorded a non cash loss of $447,000 based on the change in the fair value of the warrants from the end of the prior quarter compared to recording a non cash loss of $586,000 in the same period of 2011.

In connection with the shares of preferred stock we issued in a January 2011 preferred stock offering, we incurred dividend expense of approximately $0.1 million in the second quarter of 2011. All of the outstanding shares of preferred stock mandatorily converted into common stock in August 2011.

Comparison of the six months ended June 30, 2012 and 2011

Licensing Revenue

In the first half of 2011, we recognized $2.0 million in licensing revenue in relation to the amendment of our development, product supply and commercialization agreement for ThermoDox® with Yakult Honsha Co.  Concurrent with a convertible preferred stock equity financing in January 2011, we amended the Yakult Agreement to provide for up to $4.0 million in accelerated partial payments to us on a drug approval milestone. The terms of the Yakult Agreement provided for the payment to us of $2.0 million upon the closing of the preferred equity financing. The second $2.0 million was conditioned upon the resumption of enrollment of Japanese patients in the Japan cohort of the HEAT study, which has not been resumed. In consideration of the $2.0 million accelerated milestone payment from Yakult, we have agreed to reduce future drug approval milestone payments by approximately twenty percent (20%). All other milestone payments are unaffected.  We had no licensing revenue in the first half of 2012.  We had no licensing revenue in the first half of 2012.

Research and Development Expenses

Research and development (R&D) expenses decreased $0.5 million from $9.3 million in the first half of 2011 to $8.8 million in the same period of 2012. Costs associated with the Heat study decreased to $4.4 million in the first half of 2012 compared to $6.1 million in the same period of 2011 primarily due to reaching enrollment targets in the second quarter of 2012. Costs associated with our recurrent chest wall breast cancer clinical trial remained relatively unchanged at $0.2 million in the first half of 2012 compared to the same period of 2011. Costs associated with the start up of our colorectal liver metastases trial were $0.1 million in the first half of 2012.  Preclinical costs remained relatively unchanged at $0.8 million in the first half of 2012 compared to the same period of 2011.  Costs associated with the production of ThermoDox® increased to $2.5 million in the first half of 2012 compared to $1.7 million in the same period of 2011 primarily due to the production of registration batches and ongoing progress towards developing our commercial manufacturing capabilities for ThermoDox®.

General and Administrative Expenses

General and administrative (G&A) expenses increased to $3.2 million in the first half of 2012 compared to $2.5 million in the same period of 2011.  This increase is largely the result of an increase in professional fees and personnel costs in the first half of 2012 compared to the same period of 2011.  We continue to carefully monitor operating costs and focus our financial resources on completing enrollment and patient follow-up in the Phase III HEAT study.

Other Expense and Income

A warrant liability was incurred as a result of warrants we issued in a public offering in September 2009.  This liability is calculated at its fair market value using the Black-Scholes option-pricing model and is adjusted at the end of each quarter.  For the second quarter of 2012, we recorded a non cash loss of $370,000 based on the change in the fair value of the warrants from the end of the prior quarter compared to recording a non cash loss of $486,000 in the same period of 2011.

In connection with the shares of preferred stock we issued in a January 2011 preferred stock offering, we incurred dividend expense of approximately $481,000 in the first half of 2011. All of the outstanding shares of preferred stock mandatorily converted into common stock in August 2011.

Financial Condition, Liquidity and Capital Resources

Since inception, excluding the net aggregate payments received from Boston Scientific of $43 million through the divestiture of our medical device business in 2007 (which we received in installments of $13 million in 2007 and $15 million in each of 2008 and 2009), we have incurred significant losses and negative cash flows from operations.  We have financed our operations primarily through the net proceeds we received in this divesture, subsequent sales of equity and amounts received under our product licensing agreement with Yakult and plan also to access debt arrangements as we deem appropriate going forward. The process of developing and commercializing ThermoDox® requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts.  We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future.  Our expenses have significantly and regularly exceeded our revenues, and we had an accumulated deficit of $137 million at June 30, 2012.

As of June 30, 2012, we had total current assets of $24.9 million (including cash and short term investments of $24.0 million) and current liabilities of $6.7 million, resulting in working capital of $18.2 million.  At December 31, 2011, we had total current assets of $31.5 million (including cash and short term investments of $30.5 million) and current liabilities of $6.2 million, resulting in working capital of $25.3 million.

On June 27, 2012, we entered into a Loan and Security Agreement (the Credit Agreement) with Oxford Finance LLC (Oxford) and Horizon Technology Finance Corporation (Horizon). The Credit Agreement provides for a secured term loan of up to $10 million, with 50% of any loans to be funded by Oxford and 50% to be funded by Horizon. The aggregate loan amount may be advanced in two tranches of $5 million each. The first tranche (the Term A Loan) was made available to us on June 27, 2012 and the second tranche (the Term B Loan) may be made available, if at all, during the period beginning on the date that we achieve positive data in its hepatocellular carcinoma Phase III clinical trial of RFA and ThermoDox® and ending on March 31, 2013. The Term A Loan is scheduled to mature on October 15, 2015 (or, if the Term B Loan is made available, January 1, 2016) and the Term B Loan is scheduled to mature on January 1, 2016.  We may use the proceeds of the Credit Agreement to fund our working capital and general corporate purposes. The obligations under the Credit Agreement are secured by substantially all of our assets other than our intellectual property and certain other agreed-upon exclusions.

The Term A Loan bears interest at a fixed rate of 11.75%. If it is made available, the Term B Loan will bear interest at a fixed rate equal to the greater of (i)  11.75% or (ii) the sum of (a) the three month U.S. LIBOR rate (but not less than 0.47%) three days prior to the funding of the loan plus (b) 11.28%. Generally, we are required to pay principal and interest in equal monthly installments. However for an initial period extending for the Term A Loan through May 1, 2013 (or, if the Term B Loan is made available, January 1, 2016) and for the Term B Loan through August 1, 2013, we are only required to make interest payments. we are also obligated to pay other customary facility fees for a credit facility of this size and type.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2012, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the Securities and Exchange Commission.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, that occurred during the six months ended  June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following is a summary of the risk factors, uncertainties and assumptions that we believe are most relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ significantly from anticipated or historical results and our forward-looking statements. Additional risks that we currently believe are immaterial may also impair our business operations. Investors should carefully consider the risks described below before making an investment decision, and you should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. Moreover, we operate in a competitive and rapidly changing environment.  New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.  The description provided in this Item 1A includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2011 and Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K/A for the year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission.

RISKS RELATING TO OUR BUSINESS

We have a history of significant losses from continuing operations and expect to continue such losses for the foreseeable future.

Since Celsion’s inception, our expenses have substantially exceeded our revenues, resulting in continuing losses and an accumulated deficit of $137 million at June 30, 2012. For the six months ended June 30, 2012, we incurred a net loss of $12.3 million. Because we presently have no product revenues and we are committed to continuing our product research, development and commercialization programs, we will continue to experience significant operating losses unless and until we complete the development of ThermoDox® and other new products and these products have been clinically tested, approved by the FDA and successfully marketed.

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

We have devoted our resources to developing a new generation of products and will not be able to market these products until we have completed clinical testing and obtain all necessary governmental approvals. In addition, our products are still in various stages of development and testing and cannot be marketed until we have completed clinical testing and obtained necessary governmental approval. Accordingly, our revenue sources are, and will remain, extremely limited until and if our products are clinically tested, approved by the FDA and successfully marketed. Currently Yakult Honsha Co. is our only collaboration partner.  Under our development, product supply and commercialization agreement with Yakult, which was amended in January 2011, we may receive certain milestone payments as well as royalties on the sale of ThermoDox® in Japan, when and if any such sales occur.   In May, 2012, we entered into a development, manufacturing and supply agreement with Zhejiang Hisun Pharmaceutical Co. Ltd. under a technology development agreement.  We cannot guarantee that any of our products will be successfully tested, approved by the FDA or marketed, successfully or otherwise, at any time in the foreseeable future or at all.

We will need to raise substantial additional capital to fund our planned future operations, and we may be unable to secure such capital without dilutive financing transactions. If we are not able to raise additional capital, we may not be able to complete the development, testing and commercialization of our product candidates.

As of June 30, 2012, we had approximately $24.0 million in cash, cash equivalents and short-term investments.  To complete the development and commercialization of our products, we will need to raise substantial amounts of additional capital to fund our operations.  We do not have any committed sources of financing and cannot assure you that alternate funding will be available in a timely manner, on acceptable terms or at all. We may need to pursue dilutive equity financings, such as the issuance of shares of common stock, convertible debt or other convertible or exercisable securities. Such dilutive equity financings would dilute the percentage ownership of our current common stockholders and could significantly lower the market value of our common stock. In addition, a financing could result in the issuance of new securities that may have rights, preferences or privileges senior to those of our existing stockholders.

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

Our success will depend, in a substantial part, on our ability to maintain our rights under license agreements granting us rights to use patented technologies. We have entered into license agreements with Duke University, under which we have exclusive rights to commercialize medical treatment products and procedures based on Duke’s thermo-sensitive liposome technology. The Duke University license agreement contains a license fee, royalty and/or research support provisions, testing and regulatory milestones, and other performance requirements that we must meet by certain deadlines. Additionally, we have a joint research agreement with Philips Healthcare, a division of Royal Philips Electronics, to evaluate the combination of Philips’ high intensity focused ultrasound (HIFU) with ThermoDox® to determine the potential of this combination to treat a broad range of cancers. If we breach any provisions of the license and research agreements, we may lose our ability to use the subject technology, as well as compensation for our efforts in developing or exploiting the technology. Any such loss of rights and access to technology could have a material adverse effect on our business.

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

RISKS RELATED TO OUR COMMON STOCK

The market price of our common stock has been, and may continue to be, volatile and fluctuate significantly, which could result in substantial losses for investors and subject us to securities class action litigation.

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospects.  Our closing price of our common stock had a high price of $4.23 and a low price of $1.69 in the 52-week period ended December 31, 2011 and a high price of $3.12 and a low price of $1.64 in the first half of 2012.  Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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

In addition, the stock markets in general, the NASDAQ Capital Market and the market for pharmaceutical companies in particular, may experience a loss of investor confidence. Such loss of investor confidence may result in extreme price and volume fluctuations in our common stock that are unrelated or disproportionate to the operating performance of our business, financial condition or results of operations. These broad market and industry factors may materially harm the market price of our common stock and expose us to securities class action litigation. Such litigation, even if unsuccessful, could be costly to defend and divert management’s attention and resources, which could further materially harm our financial condition and results of operations.

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

In connection with the first tranche (the Term A Loan) under our Loan and Security Agreement (the Credit Agreement) with Oxford Finance LLC (Oxford) and Horizon Technology Finance Corporation (Horizon), on June 27, 2012, we issued warrants (the Warrants) to Oxford and Horizon. (For more information on the Credit Agreement, please see the disclosure set forth under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition, Liquidity and Capital Resources”.)

The Warrants were issued in connection with the Credit Agreement, and no separate consideration was paid for the Warrants. The Warrants have not been registered under the Securities Act of 1933, as amended, and were issued pursuant to the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D and/or Regulation S promulgated thereunder. The shares issued or issuable thereunder are restricted in accordance with Rule 144 under the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Removed and Reserved].

Item 5.	Other Information.

None.

Item 6.	Exhibits.

4.1	Warrant to Purchase Stock, dated June 27, 2012, by and between Celsion Corporation and Oxford Financing LLC.

4.2	Warrant to Purchase Stock, dated June 27, 2012, by and between Celsion Corporation and Horizon Technology Finance Corporation.

10.1	Celsion Corporation 2007 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on June 7, 2012

10.2*	Technology Development Agreement, dated May 6, 2012, by and among Celsion Corporation, Zhejiang Hisun Pharmaceutical Co. Ltd. and Hisun Pharmaceutical USA, Inc.

10.3	Loan and Security Agreement, dated June 27, 2012, by and among Celsion Corporation, Oxford Finance LLC and Horizon Technology Finance Corporation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

101***
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30,  2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Balance Sheets, (ii) the unaudited Statements of Operations, (iii) the unaudited  Statements of Comprehensive Loss, (iv) the unaudited Statements of Cash Flows, (v) the unaudited Statements of Change in Stockholders' Equity (Deficit), and (vi) Notes to Financial Statements.

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

**Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

***Exhibit 101 is being furnished and, in accordance with Rule 406T of Regulation S-T, shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2012

CELSION CORPORATION

Registrant

By:	/s/ Michael H. Tardugno
Michael H. Tardugno
President and Chief Executive Officer

By:	/s/ Gregory Weaver
Gregory Weaver
Senior Vice President and Chief Financial Officer