Form 10-Q
period 2012-09-30
Celsion CORP
filed 2012-11-09
CIK 749647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes ☐     No ☑

As of November 9, 2012, the Registrant had 35,012,924 shares of Common Stock, $.01 par value per share, outstanding.

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

PART I: FINANCIAL INFORMATION
Item 1.         FINANCIAL STATEMENTS

CELSION CORPORATION
BALANCE SHEETS
	September 30, 2012 (unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$8,318,336	$20,145,854
Investment securities – available for sale, at fair value	14,229,181	10,157,160
Accrued interest receivable on investment securities	133,552	243,745
Advances and deposits for investigator grants	807,795	758,297
Vendor reimbursements receivable	173,598	–
Other current assets	103,728	203,429
Total current assets	23,766,190	31,508,485

Property and equipment (at cost, less accumulated depreciation of $799,712 and $643,472, respectively)	1,007,590	782,720

Other assets:
Deposits, deferred fees and other assets	605,372	322,629
Patent licensing fees, net	30,000	35,625
Total other assets	635,372	358,254

Total assets	$25,409,152	$32,649,459

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,944,956	$4,010,203
Accrued liabilities	2,715,509	2,031,934
Notes payable - current portion	945,433	110,287
Total current liabilities	6,605,898	6,152,424

Common stock warrant liability	1,417,248	166,398
Notes payable – non-current portion	4,140,186	71,602
Other non-current liabilities	221,832	65,467
Total liabilities	12,385,164	6,455,891

Stockholders' equity:
Common stock, $0.01 par value; 75,000,000 shares authorized and 35,459,494 and 33,899,057 shares issued at September 30, 2012 and December 31, 2011 and 34,792,207 and 33,186,325 shares outstanding at September 30, 2012 and December 31, 2011, respectively	354,595	338,991
Additional paid-in capital	158,121,079	153,237,225
Accumulated other comprehensive loss	(131,306)	(276,700)
Accumulated deficit	(142,620,295)	(124,221,823)
Subtotal	15,724,073	29,077,693
Treasury stock, at cost (667,287 and 712,732 shares at September 30, 2012 and December 31, 2011, respectively)	(2,700,085)	(2,884,125)
Total stockholders' equity	13,023,988	26,193,568

Total liabilities and stockholders' equity	$25,409,152	$32,649,459

See accompanying notes to the financial statements.

CELSION CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011

Licensing revenue	$	─	$	─	$	─	$2,000,000

Operating expenses:
Research and development		3,539,309		5,414,284		12,344,559	14,726,942
General and administrative		1,420,258		1,408,828		4,586,005	3,906,095
Total operating expenses		4,959,567		6,823,112		16,930,564	18,633,037

Loss from operations		(4,959,567)		(6,823,112)		(16,930,564)	(16,633,037)

Other (expense) income:
(Loss) gain from valuation of common stock warrant liability		(881,127)		375,378		(1,250,850)	(42,482)
Investment (loss) income, net		(5,581)		26,347		61,828	26,911
Interest and dividend expense		(171,720)		(13,710)		(187,995)	(494,797)
Other income (expense)		–		42,145		(1,040)	42,145
Total other (expense) income, net		(1,058,428)		430,160		(1,378,057)	(468,223)

Net Loss		$(6,017,995)		$(6,392,952)		$(18,308,621)	$(17,101,260)

Net loss per common share – basic and diluted		$(0.18)		$(0.25)		$(0.55)	$(0.93)

Weighted average shares outstanding – basic and diluted		33,641,810		25,150,084		33,412,822	18,360,149

See accompanying notes to the financial statements.

CELSION CORPORATION
 STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net Loss	$(6,017,995)	$(6,392,952)	$(18,308,621)	$(17,101,260)
Other comprehensive gain (loss)
Unrealized gain (loss) on investment securities	184,294	(178,681)	145,394	(138,763)
Comprehensive loss	$(5,833,701)	$(6,571,633)	$(18,163,227)	$(17,240,023)

See accompanying notes to the financial statements.

CELSION CORPORATION
 STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(18,308,621)	$(17,101,260)
Non-cash items included in net loss:
Depreciation and amortization	161,865	129,735
Change in fair value of common stock warrant liability	1,250,850	42,482
Stock-based compensation	850,990	892,894
Treasury shares issued for services and 401(k) matching contribution	94,189	116,188
Change in deferred rent liability	59,085	–
Net changes in:
Accrued interest on short term investments and other current assets	9,897	(259,666)
Accounts payable	(967,967)	(1,775,932)
Other accrued liabilities	683,575	(347,422)
Net cash used in operating activities:	(16,166,137)	(18,302,981)

Cash flows from investing activities:
Purchases of investment securities	(16,213,657)	(10,415,493)
Proceeds from sale and maturity of investment securities	12,287,030	395,556
Security deposit on letter of credit	–	(250,000)
Purchases of property and equipment	(381,110)	(328,866)
Net cash used in investing activities	(4,307,737)	(10,598,803)

Cash flows from financing activities:
Proceeds from sale of 8% Series A Redeemable, Convertible Preferred Stock, net of issuance costs	–	4,324,080
Proceeds from sale of common stock equity, net of issuance costs	–	34,268,411
Proceeds from notes payable	4,814,398	–
Proceeds from exercise of common stock warrants	3,823,690	394,336
Proceeds from exercise of options to purchase common stock	104,538	–
Principal payments on notes payable	(96,270)	(91,069)
Net cash provided by financing activities	8,646,356	38,895,758

(Decrease) increase in cash and cash equivalents	(11,827,518)	9,993,974
Cash and cash equivalents at beginning of period	20,145,854	1,138,916
Cash and cash equivalents at end of period	$8,318,336	$11,132,890

Supplemental disclosures of cash flow information:
Interest and preferred stock dividends paid	$187,995	$481,087

See accompanying notes to the financial statements.

CELSION CORPORATION
 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission on March 15, 2012.

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

There were no new accounting pronouncements issued or effective during the first nine months of 2012 that have had or are expected to have a material impact on the Company’s financial statements.

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

For the three and nine months ended September 30, 2012 and 2011, diluted loss per common share was the same as basic loss per common share as all options and warrants that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. The total number of outstanding warrants and equity awards for the three and nine month periods ended September 30, 2012 and 2011 were 13,643,404 and 11,492,716 common stock equivalent shares, respectively.

Note 5.   Investment Securities - Available For Sale

Investment securities available for sale of $14,229,181 and $10,157,160 as of September 30, 2012 and December 31, 2011, respectively, consist of commercial paper, corporate debt securities and equity securities.  They are valued at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in Accumulated Other Comprehensive Loss.

Investment securities available for sale are evaluated periodically to determine whether a decline in their value is other than temporary.  The term “other than temporary” is not intended to indicate a permanent decline in value.  Rather, it means that the prospects for near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the security.  Management reviews criteria such as the magnitude and duration of the decline, as well as the reasons for the decline, to predict whether the loss in value is other than temporary.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Investment securities - available for sale - at fair value	September 30, 2012	December 31, 2011

Bonds - corporate issuances	$14,091,590	$10,157,160
Equity securities	137,591	–
Total short-term investments, available for sale	$14,229,181	$10,157,160

A summary of the cost, fair value and bond maturities of the Company’s investment securities is as follows:

	September 30, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Short-term investments
Bonds- corporate issuances	$14,252,114	$14,091,590	$10,325,487	$10,157,160
Equity securities	108,373	137,591	108,373	–
Total	$14,360,487	$14,229,181	$10,433,860	$10,157,160

Bond maturities
Within 3 months	$6,084,600	$6,010,500	$5,128,560	$5,036,920
Between 3-12 months	8,167,514	8,081,090	5,196,927	5,120,240
Total	$14,252,114	$14,091,590	$10,325,487	$10,157,160

The following table shows the Company’s investment securities gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011.  The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other then temporary.

	September 30, 2012
	Less than 12 months		12 months or Longer		Total
Description of Securities	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Gains	Fair Value	Gross Unrealized Holding (Losses) Gains

Available for Sale
Bonds – corporate issuances	$14,091,590	$(160,524)	$–	$–	$14,091,590	$(160,524)
Equity securities	–	–	137,591	29,218	137,591	29,218
	$14,091,590	$(160,524)	$137,591	$29,218	$14,229,181	$(131,306)

	December 31, 2011
	Less than 12 months		12 months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
Available for Sale
Bonds – corporate issuances	$10,157,160	$(168,327)	$–	$–	$10,157,160	$(168,327)
Equity securities	–	(93,924)	–	(14,449)	–	(108,373)
	$10,157,160	$(262,251)	$–	$(14,449)	$10,157,160	$(276,700)

Gross realized gains and losses on sales of available for sale securities and investment income, which includes interest and dividends, is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest and dividend income	$115,449	$26,347	$380,034	$26,911
Realized losses	(121,030)	–	(318,206)	–
	$(5,581)	$26,347	$61,828	$26,911

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

The following table presents information about assets and liabilities recorded at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 on the Company’s Balance Sheet:

	Total Fair Value on the Balance Sheet	Quoted Prices In Active Markets For Identical Assets/Liabilities(Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
As of September 30, 2012
Short-term investments available for sale
Bonds – corporate issuances	$14,091,590		$14,091,590	$	−	$	−
Equity Securities	137,591		–		–		137,591

As of December 31, 2011
Short-term investments available for sale
Bonds – corporate issuances	$10,157,160		$10,157,160	$	−	$	−
Equity Securities	–		–		–		–

Liabilities:
As of September 30, 2012
Common stock warrant liability	$1,417,248	$	−	$	−		$1,417,248

As of December 31, 2011
Common stock warrant liability	$166,398	$	−	$	−		$166,398

There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the nine month period ended September 30, 2012.

Note 7.   Other Accrued Liabilities

Accrued liabilities at September 30, 2012 and December 31, 2011 include the following:

	September 30, 2012	December 31, 2011
Amounts due to Contract Research Organizations and other contractual agreements	$2,256,514	$1,234,875
Accrued payroll and related benefits	322,713	632,425
Accrued professional fees	108,653	137,400
Other	27,629	27,234
Total	$2,715,509	$2,031,934

Note 8.   Note Payable

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

The Company valued the Warrants using the Black-Scholes option pricing model and recorded $73,654 as deferred financing fees.  In calculating the value of the warrants, the Company assumed a volatility rate of 74.3%, risk free interest rate of 1.10%, an expected life of 3.5 years, a stock price of $2.80 (closing price on date of the Warrant) and no expected forfeitures nor dividends.  In connection with the Credit Agreement, the Company incurred cash expenses of $207,207 which were recorded as deferred financing fees.  These deferred financing fees will be amortized as interest expense over the life of the loan.

For the period since the Credit Agreement’s inception through September 30, 2012, $21,605 in deferred financing fees were amortized as interest expense.  Also, the Company paid $146,875 in interest expense on the Credit facility during this same period.

Following is a schedule of future principle payments due on the Credit Agreement:

Credit Agreement
For the year ending September 30:
2013	$886,616
2014	1,936,586
2015	2,176,798
$5,000,000

In October 2009, the Company financed $288,200 of lab equipment through a capital lease.  This lease obligation had thirty monthly payments of $11,654 through April 2012.  During the first half of 2012, the Company has made principal and interest payments totaling $58,270.  The lease obligation was paid in full during the second quarter of 2012.

In November 2011, the Company financed $144,448 of lab equipment through a capital lease.  This lease obligation has thirty monthly payments of $5,651 through February 2014.  During the first nine months of 2012, the Company made principal and interest payments totaling $50,863.  The outstanding lease obligation is $85,618 as of September 30, 2012.

Note 9. Stock Based Compensation

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

In 2007, the Company adopted the Celsion Corporation 2007 Stock Incentive Plan (the “2007 Plan”) under which 1,000,000 shares were authorized for issuance. The purpose of the 2007 Plan is to promote the long-term growth and profitability of the Company by providing incentives to improve stockholder value and enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility.  The 2007 Plan permits the granting of equity awards in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, and performance awards, or in any combination of the foregoing.  At the Annual Meetings of Stockholders of Celsion held on June 25, 2010 and June 7, 2012, the stockholders approved amendments to the Plan.  The only material difference between the existing Plan and the amended Plan was the number of shares of common stock available for issuance under the amended Plan which was increased by 1,000,000 to a total of 2,000,000 shares in 2010 and by 2,250,000 to a total of 4,250,000 shares in 2012.

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

The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Nine Months ended September 30,
	2012			2011
Risk-free interest rate	1.60	-	2.97%	2.29	-	2.97%
Expected volatility	80.2	-	82.3%	72.2	-	81.1%
Expected life (in years)	5.0	-	6.25		6.25
Expected forfeiture rate	0.0%	-	7.5%		0.0%
Expected dividend yield		0.0%			0.0%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. The risk free interest rate is derived from values assigned to U.S. Treasury bonds as published in the Wall Street Journal in effect at the time of grant. The model incorporates exercise, pre-vesting and post-vesting forfeiture assumptions based on analysis of historical data. The expected life of the fiscal 2012 and 2011 grants was generated using the simplified method.

A summary of the Company’s stock option and restricted stock awards for nine month period ended September 30, 2012 is as follows:

	Stock Options		Restricted Stock Awards		Weighted Average Contractual Terms of Equity Awards (in years)
Equity Awards	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value

Equity awards outstanding at December 31, 2011	3,113,144	$3.75	54,867	$3.16

Equity awards granted	623,251	$2.11	5,544	$2.10

Equity awards exercised	(38,750)	$2.70	(9,557)	$2.86

Equity awards forfeited, cancelled or expired	(264,669)	$6.80	(6,667)	2.86

Equity awards outstanding at September 30, 2012	3,432,976	$3.24	44,167	$3.13	6.81

Aggregate intrinsic value of outstanding awards at September 30, 2012	$7,723,556		$239,385

Equity awards exercisable at September 30, 2012	2,062,954	$3.74			5.57

Aggregate intrinsic value of awards exercisable at September 30, 2012	$3,574,674

Total compensation cost related to employee stock options and restricted stock awards amounted to $276,107 and $332,918 for the three months ended September 30, 2012 and 2011, respectively.  Total compensation cost related to employee stock options and restricted stock awards amounted to $850,990 and $892,894 for the nine months ended September 30, 2012 and 2011, respectively.  No compensation cost related to share-based payments arrangements was capitalized as part of the cost of any asset as of September 30, 2012 or 2011.

As of September 30, 2012, there was $1.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.9 years. The weighted average grant-date fair value was $1.48 and $2.62 per share for the options granted during the nine months ended September 30, 2012 and 2011, respectively.  The weighted average grant-date fair value was $2.10 and $2.68 for the restricted stock awards granted during the nine months ended September 30, 2012 and 2011, respectively.

Collectively, for all the stock option plans as of September 30, 2012, there were a total of 6,013,334 shares reserved, which were comprised of 3,477,143 equity awards granted and 2,536,191 equity awards available for future issuance.

Note 10. Warrants

Common Stock Warrants

Following is a summary of all warrant activity for 2012:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price
Warrants outstanding at December 31, 2011	11,627,001	$3.15

Warrants granted in connection with the Credit Agreement as more fully described in Note 9	51,370	$2.92

Warrants exercised for common stock	(1,512,110)	2.58

Warrants outstanding at September 30, 2012	10,166,261	$3.23

Aggregate intrinsic value of outstanding warrants at September 30, 2012	$22,232,473

Weighted average remaining contractual terms (years)	4.20

During the third quarter of 2012, the Company received gross proceeds of approximately $3.9 million from the exercise of warrants to purchase 1,512,110 shares of common stock.  During the 4th quarter of 2012 and as of the date of this Form 10Q filing, the Company received additional proceeds of approximately $681,000 from the exercise of warrants and options to purchase common stock.

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

The fair value of the warrants at September 30, 2012 and December 31, 2011 was $1,417,248 and $166,398, respectively, calculated using the Black-Scholes option-pricing model with the following assumptions:

	September 30, 2012	December 31,2011
Risk-free interest rate	0.62%	0.83%
Expected volatility	55.14%	75.17%
Expected life (in years)	1.25	1.6
Expected forfeiture rate	0.0%	0.0%
Expected dividend yield	0.00%	0.00%

As a result of this change in the warrant liability, the Company recorded a non-cash loss of $1.3 million in the nine months ended September 30, 2012. The following is a summary of the changes in the common stock warrant liability for the nine months ended September 30, 2012:

Beginning balance, January 1, 2012	$166,398
Issuances	-
Loss from the adjustment for the change in fair value included in net loss	1,250,850
Ending balance, September 30, 2012	$1,417,248

Note 11. Contingent Liabilities and Commitments

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

Note 12. Technology Development and Licensing Agreements

On May 7, 2012 the Company announced the signing of a long term commercial supply agreement with Zhejiang Hisun Pharmaceutical Co. Ltd. (Hisun) for the production of ThermoDox® in the China territory.  In accordance with the terms of the agreement, Hisun will be responsible for providing all of the technical and regulatory support services, including the costs of all technical transfer, registrational and bioequivalence studies, technical transfer costs, Celsion consultative support costs and the purchase of any necessary equipment and additional facility costs necessary to support capacity requirements for the manufacture of ThermoDox®.  Celsion will repay Hisun for the aggregate amount of these development costs and fees commencing on the successful completion of three registrational batches of ThermoDox®.  Hisun is also obligated to certain performance requirements under the agreement.  The agreement will initially be limited to a percentage of the production requirements of ThermoDox® in the China territory with Hisun retaining an option for additional global supply after local regulatory approval in the China territory.  In addition, Hisun will collaborate with Celsion around the regulatory approval activities for ThermoDox® with the China State Food and Drug Administration (SFDA).  As of September 30, 2012, the Company has incurred approximately $95,000 in costs to be reimbursed to Hisun.

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

Our lead product ThermoDox® is being evaluated in a Phase III clinical trial for primary liver cancer (the HEAT study), Phase II clinical trial for colorectal liver metastasis (CRLM) and a Phase II clinical trial for recurrent chest wall breast cancer.  The Company expects to report top line data from the HEAT Study in January 2013.  ThermoDox® is a liposomal encapsulation of doxorubicin, an approved and frequently used oncology drug for the treatment of a wide range of cancers.  Localized heat at mild hyperthermia temperatures (greater than 39.5 degrees Celsius) releases the encapsulated doxorubicin from the liposome enabling high concentrations of doxorubicin to be deposited preferentially in and around the targeted tumor.

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

Additionally, in 2009, we formed a joint research agreement with Philips Healthcare, a division of Royal Philips Electronics, to evaluate the combination of Philips’ high intensity focused ultrasound (HIFU) with ThermoDox® to determine the potential of this combination to treat a broad range of cancers.  Philips & Celsion are currently negotiating a new agreement reflecting our progress to clinical development status.  In August 2012, we announced FDA Clearance to commence a Phase II Study of ThermoDox® and Philip’s Sonalleve® MR-Guided HIFU technology for the palliation of painful metastases to the bone caused by prostate cancer.  In June 2012, we announced a collaboration with the University of Oxford, in the UK, to begin a clinical study of ThermoDox plus HIFU in the treatment of metastatic liver cancer. The trial, which is supported by the National Institute for Health Research Oxford Biomedical Research Centre, will be carried out as a multi-disciplinary collaboration between Celsion, the Oxford University Institute of Biomedical Engineering, and the Oxford University Hospitals NHS Trust. This early phase clinical study is being finalized and will require approval from a local Ethics Committee. Treatment of the first patient is targeted for the first half of 2013.  In addition, we are working with the Focused Ultrasound Foundation in preclinical studies designed to explore the use of ThermoDox in combination with MR-guided HIFU for the treatment of pancreatic cancer. The studies are being conducted at the University of Washington (UW) School of Medicine. The UW research is expected to include animal models to confirm the ability of HIFU to target high concentrations of doxorubicin in proprietary pancreatic cancer cell lines, and in vivo studies to assess the response to these tumors treated using ThermoDox with and without HIFU-induced hyperthermia. We believe that these collaborations are just the beginning for combining important device technologies such as HIFU with our low heat activated liposomal technology. For certain markets, we may seek licensing partners to share in the development and commercialization costs. We will also evaluate licensing cancer products from third parties for cancer treatments to expand our product pipeline.

On May 30, 2012, we announced that we had reached our enrollment objective of 700 patients in the HEAT Study. On November 9, 2012, we announced 380 progression free survival (PFS) events have been realized in the HEAT Study. According to the study’s protocol, 380 events of progression trigger the data collection process, unblinding and final analysis of the results by the study’s independent Data Monitoring Committee (DMC). PFS is the HEAT Study’s primary end point which has been granted Special Protocol Assessment by the FDA.  Following review by the DMC, the Company plans to disclose top line results from the pivotal Phase III HEAT Study in January of 2013.

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

As a clinical stage biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in "Item 1A. Risk Factors" under "Part II: Other Information" included herein.

FINANCIAL REVIEW FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Results of Operations

For the three months ended September 30, 2012, our net loss was $6.0 million, or $0.18 per basic and diluted share, compared to $6.4 million, or $0.25 per basic and diluted share, for the same period of 2011. For the nine months ended September 30, 2012, our net loss was $18.3 million, or $0.55 per basic and diluted share, compared to $17.1 million, or $0.93 per basic and diluted share, for the same period of 2011. As of September 30, 2012, we had $22.7 million in cash and short-term investments (including accrued interest from short term investments).

	Three Months Ended September 30,
	($ amounts in 000’s)		Change Increase (Decrease)
	2012	2011	$	%

Operating Expenses:
Clinical Research	$2,813	$4,195	$(1,382)	(32.9)%
Chemistry, Manufacturing and Controls	727	1,219	(492)	(40.4)%
Research and development	3,540	5,414	(1,874)	(34.6)%
General and administrative	1,420	1,409	11	0.1%
Total operating expenses	$4,960	$6,823	$(1,863)	(27.3)%

Loss from operations	$(4,960)	$(6,823)	$(1,863)	(27.3)%

	Nine Months Ended September 30,
	($ amounts in 000’s)		Change Increase (Decrease)
	2012	2011	$	%

Licensing Revenue:	$–	$2,000	$(2,000)	(100)%

Operating Expenses:
Clinical Research	$9,162	$11,759	$(2,597)	(22.1)%
Chemistry, Manufacturing and Controls	3,183	2,968	215	7.2%
Research and development	12,345	14,727	(2,382)	(16.2)%
General and administrative	4,586	3,906	680	17.4%
Total operating expenses	$16,931	$18,633	$(1,702)	(9.1)%

Loss from operations	$(16,931)	$(16,633)	$(298)	(1.8)%

Comparison of the three months ended September 30, 2012 and 2011

Research and Development Expenses

Research and development (R&D) expenses decreased by $1.9 million from $5.4 million in the third quarter of 2011 to $3.5 million in the same period of 2012.  Costs associated with the HEAT Study decreased to $1.6 million in the third quarter of 2012 compared to $3.1 million in the same period of 2011 primarily due to reaching the enrollment targets for this pivotal study in the second quarter of 2012.  Costs associated with our recurrent chest wall breast cancer clinical trial remained relatively unchanged at $0.1 million in the third quarter of 2012 compared to the same period of 2011. Costs associated with our colorectal liver metastases trial were insignificant in the third quarter of 2012 compared to $0.2 million in the same period of 2011. Other costs associated with the clinical department remained relatively unchanged at $0.4 million in the third quarter of 2012 compared to the same period of 2011.  Preclinical costs remained relatively unchanged at $0.2 million in the third quarter of 2012 compared to the same period of 2011. Costs associated with regulatory activities increased to $0.4 million in the third quarter of 2012 compared to $0.1 million the same period of 2011 as the Company is preparing for submission of its New Drug Application (NDA). Costs associated with the production of ThermoDox® decreased to $0.7 million in the third quarter of 2012 compared to $1.2 million in the same period of 2011 primarily due to the timing of the production of registration batches and ongoing progress towards developing our commercial manufacturing capabilities for ThermoDox®.

General and Administrative Expenses

General and administrative (G&A) expenses were relatively unchanged at $1.4 million in the third quarter of 2012 compared the same period of 2011.   We continue to carefully monitor operating costs and focus our financial resources on patient follow-up in the HEAT Study.

Other Expense and Income and Interest Expense

A warrant liability was incurred as a result of warrants we issued in a public offering in September 2009.  This liability is calculated at its fair market value using the Black-Scholes option-pricing model and is adjusted at the end of each quarter.  For the third quarter of 2012, we recorded a non cash loss of $881,000 based on the change in the fair value of the warrants from the end of the prior quarter compared to recording a non cash gain of $375,000 in the same period of 2011.

In connection with the Credit Facility entered into during the second quarter of 2012, the Company incurred $0.2 million in interest expense in the third quarter of 2012.

Comparison of the nine months ended September 30, 2012 and 2011

Licensing Revenue

In the first nine months of 2011, we recognized $2.0 million in licensing revenue in relation to the amendment of our development, product supply and commercialization agreement for ThermoDox® with Yakult Honsha Co.  Concurrent with a convertible preferred stock equity financing in January 2011, we amended the Yakult Agreement to provide for up to $4.0 million in accelerated partial payments to us on a drug approval milestone. The terms of the Yakult Agreement provided for the payment to us of $2.0 million upon the closing of the preferred equity financing. The second $2.0 million was conditioned upon the resumption of enrollment of Japanese patients in the Japan cohort of the HEAT study, which has not been resumed. In consideration of the $2.0 million accelerated milestone payment from Yakult, we have agreed to reduce future drug approval milestone payments by approximately twenty percent (20%). All other milestone payments are unaffected.  We had no licensing revenue in the first nine months of 2012.

Research and Development Expenses

Research and development (R&D) expenses decreased by $2.4 million from $14.7 million in the first nine months of 2011 to $12.3 million in the same period of 2012. Costs associated with the HEAT Study decreased to $6.0 million in the first nine months of 2012 compared to $9.2 million in the same period of 2011 primarily due to reaching enrollment targets for this pivotal study in the second quarter of 2012. Costs associated with our recurrent chest wall breast cancer clinical trial remained relatively unchanged at $0.3 million in the first nine months of 2012 compared to the same period of 2011. Costs associated with our colorectal liver metastases trial remained relatively unchanged at $0.2 million in the first nine months of 2012 compared to the same period of 2011.  Preclinical costs increased to $0.7 million in the first nine months of 2012 compared to $0.5 million in the same period of 2011.  Costs associated with regulatory activities increased to $0.7 million in the first nine months of 2012 compared to $0.3 million the same period of 2011 as the Company is preparing for submission of its New Drug Application (NDA).  Costs associated with the production of ThermoDox® increased to $3.2 million in the first nine months of 2012 compared to $3.0 million in the same period of 2011 primarily due to the production of registration batches and ongoing progress towards developing our commercial manufacturing capabilities for ThermoDox®.

General and Administrative Expenses

General and administrative (G&A) expenses increased to $4.6 million in the first nine months of 2012 compared to $3.9 million in the same period of 2011.  This increase is largely the result of an increase in professional fees related to product pre-commercialization market analysis, business development activities, and personnel costs in the first nine months of 2012 compared to the same period of 2011.  We continue to carefully monitor operating costs and focus our financial resources on patient follow-up in the Phase III HEAT Study.

Other Expense and Income

A warrant liability was incurred as a result of warrants we issued in a public offering in September 2009.  This liability is calculated at its fair market value using the Black-Scholes option-pricing model and is adjusted at the end of each quarter.  For the first nine months of 2012, we recorded a non cash loss of $1.3 million based on the change in the fair value of the warrants from the end of the prior quarter compared to recording a non cash loss of $42,000 in the same period of 2011.

We incurred $0.2 million in interest expense in the first nine months of 2012, in connection with the credit facility we entered into during the second quarter of 2012. In connection with the shares of preferred stock we issued in a January 2011 preferred stock offering, we incurred dividend expense of approximately $0.5 million in the first nine months of 2011. All of the outstanding shares of preferred stock mandatorily converted into common stock in August 2011. We did not incur any dividend expense in the first nine months of 2012.

Financial Condition, Liquidity and Capital Resources

Since inception, excluding the net aggregate payments received from Boston Scientific of $43 million through the divestiture of our medical device business in 2007 (which we received in installments of $13 million in 2007 and $15 million in each of 2008 and 2009), we have incurred significant losses and negative cash flows from operations.  We have financed our operations primarily through the net proceeds we received in this divesture, subsequent sales of equity, credit facilities and amounts received under our product licensing agreement with Yakult. The process of developing and commercializing ThermoDox® requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts.  We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future.  Our expenses have significantly and regularly exceeded our revenues, and we had an accumulated deficit of $143 million at September 30, 2012.

As of September 30, 2012, we had total current assets of $23.8 million (including cash, short term investments and related accrued interest on the short term investments of $22.7 million) and current liabilities of $6.6 million, resulting in working capital of $17.2 million.  At December 31, 2011, we had total current assets of $31.5 million (including cash and short term investments and related accrued interest on the short term investments of $30.5 million) and current liabilities of $6.2 million, resulting in working capital of $25.3 million.

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

During the third quarter of 2012, the Company received gross proceeds of approximately $4.0 million from the exercise of warrants and options to purchase 1,550,860 shares of common stock.  Also summarize warrant and option exercises subsequent to Q3.

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

Item 4.         CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2012, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the Securities and Exchange Commission.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, that occurred during the nine months ended  September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II: OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A.      Risk Factors

The following is a summary of the risk factors, uncertainties and assumptions that we believe are most relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ significantly from anticipated or historical results and our forward-looking statements. Additional risks that we currently believe are immaterial may also impair our business operations. Investors should carefully consider the risks described below before making an investment decision, and you should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. Moreover, we operate in a competitive and rapidly changing environment.  New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.  The description provided in this Item 1A includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2011 and Item 1A of our Quarterly Reports on Forms 10-Q for the quarters ended June 30, 2012 and March 31, 2012. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K/A for the year ended December 31, 2011 and our Quarterly Reports on Forms 10-Q for the quarters ended June 30, 2012 and March 31, 2012, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission.

RISKS RELATING TO OUR BUSINESS

We have a history of significant losses from continuing operations and expect to continue such losses for the foreseeable future.

Since Celsion’s inception, our expenses have substantially exceeded our revenues, resulting in continuing losses and an accumulated deficit of $143 million at September 30, 2012. For the nine months ended September 30, 2012, we incurred a net loss of $18.3 million. Because we presently have no product revenues and we are committed to continuing our product research, development and commercialization programs, we will continue to experience significant operating losses unless and until we complete the development of ThermoDox® and other new products and these products have been clinically tested, approved by the FDA and successfully marketed.

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

We have devoted our resources to developing a new generation of products and will not be able to market these products until we have completed clinical testing and obtain all necessary governmental approvals. In addition, our products are still in various stages of development and testing and cannot be marketed until we have completed clinical testing and obtained necessary governmental approval. Accordingly, our revenue sources are, and will remain, extremely limited until and if our products are clinically tested, approved by the FDA and successfully marketed. Currently Yakult Honsha Co. is our only collaboration partner.  Under our development, product supply and commercialization agreement with Yakult, which was amended in January 2011, we may receive certain milestone payments as well as royalties on the sale of ThermoDox® in Japan, when and if any such sales occur. In May 2012, we entered into a technology agreement with Zhejiang Hisun Pharmaceutical Co. Ltd. (Hisun), pursuant to which Hisun will manufacture and supply certain quantities of ThermoDox® to us for sale in mainland China, Hong Kong and Macau upon approval of ThermoDox® by the State Food and Drug Administration of the PRC.  We cannot guarantee that any of our products will be successfully tested, approved by the FDA or foreign regulatory agencies or marketed, successfully or otherwise, at any time in the foreseeable future or at all.

We will need to raise substantial additional capital to fund our planned future operations, and we may be unable to secure such capital without dilutive financing transactions. If we are not able to raise additional capital, we may not be able to complete the development, testing and commercialization of our product candidates.

As of September 30, 2012, we had approximately $22.7 million in cash, cash equivalents and short-term investments and related accrued interest on the short term investments.  To complete the development and commercialization of our products, we will need to raise substantial amounts of additional capital to fund our operations.  We do not have any committed sources of financing and cannot assure you that alternate funding will be available in a timely manner, on acceptable terms or at all. We may need to pursue dilutive equity financings, such as the issuance of shares of common stock, convertible debt or other convertible or exercisable securities. Such dilutive equity financings would dilute the percentage ownership of our current common stockholders and could significantly lower the market value of our common stock. In addition, a financing could result in the issuance of new securities that may have rights, preferences or privileges senior to those of our existing stockholders.

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

Our cancer treatment development projects using ThermoDox® plus RFA or microwave heating, are currently in clinical trials. Any or all of these projects may prove not to be effective in practice. If testing and clinical practice do not confirm the safety and efficacy of our product candidates or, even if further testing and clinical practice produce positive results but the medical community does not view these new forms of treatment as effective and desirable, our efforts to market our new products may fail, with material adverse consequences to our business.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospects.  Our closing price of our common stock had a high price of $4.23 and a low price of $1.69 in the 52-week period ended December 31, 2011 and a high price of $5.91 and a low price of $1.64 in the first nine months of 2012.  Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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

Item 4.         Mine Safety Disclosures.

None.

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

101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30,  2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Balance Sheets, (ii) the unaudited Statements of Operations, (iii) the unaudited  Statements of Comprehensive Loss, (iv) the unaudited Statements of Cash Flows, (v) the unaudited Statements of Change in Stockholders' Equity (Deficit), and (vi) Notes to Financial Statements.

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

November 9, 2012

CELSION CORPORATION

Registrant

By:	/s/ Michael H. Tardugno
Michael H. Tardugno
President and Chief Executive Officer

By:	/s/ Gregory Weaver
Gregory Weaver
Senior Vice President and Chief Financial Officer