Form 10-K
period 2012-12-31
Celsion CORP
filed 2013-03-18
CIK 749647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑     No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   Yes ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☐		Accelerated Filer	☑
Non-accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐     No  ☑

As of June 29, 2012, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $99,694,753, based on the closing sale price for the Registrant’s common stock on that date as reported by the NASDAQ Capital Market.   For purposes of this calculation, shares of common stock held by directors and officers of the Registrant at June 29, 2012 were excluded.

As of March 15, 2013, 50,832,933 shares of the Registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

CELSION CORPORATION
FORM 10-K
TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS	5
	FORWARD-LOOKING STATEMENTS	5
	OVERVIEW	5
	THERMODOX® (DOXORUBICIN ENCAPSULATED IN HEAT-ACTIVATED LIPOSOME)	7
	THERMODOX® IN RELATION TO PRIMARY LIVER CANCER	7
	Liver Cancer Overview	7
	Celsion’s Approach	7
	Phase I Clinical Trial – Primary Liver Cancer	8
	Phase III Clinical Trial – Primary Liver Cancer (The HEAT Study)	8
	THERMODOX® IN RELATION TO CANCERS OTHER THAN PRIMARY LIVER CANCER	9
	Recurrent Chest Wall Breast Cancer Overview	9
	Celsion’s Approach	10
	Breast Cancer Clinical Phase I/II Trial – The DIGNITY Study	10
	Colorectal Liver Metastases Overview	10
	Celsion’s Approach	11
	Phase II Clinical Trial – (The ABLATE Study)	11
	PRODUCT FEASIBILITY	11
	BUSINESS STRATEGY	11
	RESEARCH AND DEVELOPMENT EXPENDITURES	12
	FDA REGULATION	12
	Research and Development	12
	Post-Approval Requirements	13
	Inspections	13
	Recalls	13
	Other FDA Regulations	14
	PRODUCT LIABILITY AND INSURANCE	14
	COMPETITION	14
	LICENSES, PATENTS, TRADEMARKS AND REGULATORY EXCLUSIVITY	14
	EMPLOYEES	15
	COMPANY INFORMATION	15
	AVAILABLE INFORMATION	15
	LIQUIDITY AND CAPITAL RESOURCES	16
	RECENT EVENTS	16
ITEM 1A.	RISK FACTORS	18
ITEM 1B.	UNRESOLVED STAFF COMMENTS	28
ITEM 2.	PROPERTIES	28
ITEM 3.	LEGAL PROCEEDINGS	28
ITEM 4.	MINE SAFETY DISCLOSURES	28

CELSION CORPORATION
FORM 10-K
TABLE OF CONTENTS (continued)

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	29
	Market Price for Our Common Stock	29
	Performance Graph	30
	Dividend Policy	30
	Securities Authorized for Issuance Under Equity Compensation Plans	30
	Unregistered Shares of Equity Securities	30
	Issuer Purchases of Equity Securities	30
ITEM 6.	SELECTED FINANCIAL DATA	31
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	32
	Overview	32
	Significant Events	32
	Critical Accounting Policies and Estimates	36
	Results Of Operations	36
	Financial Condition, Liquidity and Capital Resources	38
	Contractual Obligations	41
	Off-Balance Sheet Arrangements	41
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	41
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	42
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	42
ITEM 9A.	CONTROLS AND PROCEDURES	42
ITEM 9B.	OTHER INFORMATION	43

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	44
ITEM 11.	EXECUTIVE COMPENSATION	44
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	44
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	44
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	44

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	45
1.	FINANCIAL STATEMENTS	45
2.	FINANCIAL STATEMENT SCHEDULES	45
3.	EXHIBITS	45
SIGNATURES		51

PART I
ITEM 1.             BUSINESS

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this Annual Report on Form 10-K are forward-looking and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, product pipelines, clinical trials and research and development activities, the adequacy of capital reserves and anticipated operating results and cash expenditures, current and potential collaborations, strategic alternatives and other aspects of our present and future business operations and similar matters that also constitute such forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, unforeseen changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing, possible changes in capital structure, financial condition, future working capital needs and other financial items; changes in approaches to medical treatment; introduction of new products by others; success or failure of our current or future collaboration arrangements, risks and uncertainties associated with possible acquisitions of other technologies, assets or businesses; possible actions by customers, suppliers, strategic partners, potential strategic partners, competitors and regulatory authorities, as well as those listed under “Risk Factors” below and elsewhere in this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “expect,” “anticipate,” “estimate,” “plan,” “believe, “could,” “intend,” “predict,” “may,” “should,” “will” and words of similar import regarding the Company’s expectations. Forward-looking statements are only predictions. Actual events or results may differ materially. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, you should specifically consider various factors, including the risks outlined under “Risk Factors.” The discussion of risks and uncertainties set forth in this Annual Report on Form 10-K is not necessarily a complete or exhaustive list of all risks facing the Company at any particular point in time. We operate in a highly competitive, highly regulated and rapidly changing environment and our business is in a state of evolution. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

Unless the context requires otherwise or unless otherwise noted, all references in this Annual Report on Form 10-K to “Celsion” “the Company”, “we”, “us”, or “our” are to Celsion Corporation.

Trademarks

The Celsion Corporation (“Celsion” or “the Company”) brand and product names, including but not limited to Celsion® or ThermoDox®, contained in this document are trademarks, registered trademarks or service marks of Celsion Corporation in the United States (U.S.) and certain other countries. This document also contains references to trademarks and service marks of other companies that are the property of their respective owners.

OVERVIEW

Celsion is an oncology drug development company focused on the development of treatments for those suffering with difficult to treat forms of cancer. We are working to develop and commercialize more efficient, effective, targeted chemotherapeutic oncology drugs based on our proprietary heat-activated liposomal technology. The promise of this drug technology is to maximize efficacy while minimizing side-effects common to cancer treatments.

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

On January 31, 2013, we announced that ThermoDox® in combination with radio frequency ablation did not meet the primary endpoint of the HEAT study in patients with hepatocellular carcinoma, also known as primary liver cancer. Specifically, we determined, after conferring with the HEAT study independent Data Monitoring Committee, that the HEAT study did not meet the goal of demonstrating persuasive evidence of clinical effectiveness that could form the basis for regulatory approval in the population chosen for the HEAT study. In the trial, ThermoDox® was well-tolerated with no unexpected serious adverse events. We will continue to follow the patients enrolled in the HEAT study to the secondary endpoint, overall survival. We will also conduct additional analyses of the data from the HEAT study to assess the future strategic value of ThermoDox®.

In 2005, the Company made a strategic decision to divest its medical device business. The Company sold this medical device business to Boston Scientific Corporation (Boston Scientific) in 2007 for net aggregate payments of $43 million, receiving $13 million in 2007 and $15 million in each of 2008 and 2009.  Since this divesture, we have dedicated our efforts and resources to the development and commercialization of cancer drugs including tumor-targeting treatments using focused heat energy in combination with heat-activated drug delivery systems. To support our research and development, we have raised gross proceeds of approximately $68 million in equity financings, debt financing and warrant and option exercises in the years 2009 through 2012.

On December 5, 2008, we entered into a development, product supply and commercialization agreement with Yakult Honsha Co. (the Yakult Agreement) under which Yakult was granted the exclusive right to commercialize and market ThermoDox® for the Japanese market. We were paid a $2.5 million up-front licensing fee and may receive additional payments from Yakult upon receipt of marketing approval by the Japanese Ministry of Health, Labor and Welfare as well as upon the achievement of certain levels of sales and approval for new indications. Under the Yakult Agreement, we will receive double digit escalating royalties on the sale of ThermoDox® in Japan, when and if any such sales occur and we also will be the exclusive supplier of ThermoDox® to Yakult. Concurrent with a convertible preferred stock equity financing in January 2011, we amended the Yakult Agreement to provide for up to $4.0 million in an accelerated partial payment to us of a future drug approval milestone which included $2.0 million paid to us upon the closing of the preferred equity financing and an additional $2.0 million conditioned upon the resumption of enrollment of Japanese patients in the Japan cohort of the HEAT study. In consideration of these accelerated milestone payments from Yakult, we agreed to reduce future drug approval milestone payments by approximately forty percent (40%). All other milestone payments are unaffected.

On May 6, 2012, we entered into a long term commercial supply agreement with Zhejiang Hisun Pharmaceutical Co. Ltd. (Hisun) for the production of ThermoDox® in mainland China, Hong Kong and Macau (the China territory). Hisun will be responsible for providing all of the technical and regulatory support services for the manufacture of ThermoDox® in the China territory and we will repay Hisun the related development costs and fees, which we expect to be approximately $2.0 million in total, commencing on the successful completion of three registrational batches of ThermoDox®. On January 18, 2013, we broadened our relationship with Hisun by entering into a technology development contract, pursuant to which Hisun paid us a non-refundable research and development fee of $5.0 million to support our development of ThermoDox® and we will provide research data and other technical support in relation to a regulatory filing by Hisun in China for approval of ThermoDox®. Following our announcement of the HEAT study results on January 31, 2013, we and Hisun are evaluating next steps in relation to ThermoDox®, which include the sub-group analysis of the Chinese cohort of patients in the Phase III clinical trial for primary liver cancer and other activities to further the development of ThermoDox® for the China territory.

Following the announcement of the HEAT study results, we are assessing our product pipeline and research and development priorities. We may evaluate licensing cancer products from third parties for cancer treatments to expand our product pipeline. To the extent we are unable to maintain a broad range of product candidates, our dependence on the success of one or a few product candidates would increase and results such as those announced in relation to the HEAT study on January 31, 2013 will have a more significant impact on our financial prospects, financial condition and market value. We may also consider and evaluate strategic alternatives, including investment in, or acquisition of, complementary businesses, technologies or products. As demonstrated by the HEAT study results, drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval. The timing and the outcome of clinical results is extremely difficult to predict. Clinical development successes and failures can have a disproportionate positive or negative impact on our scientific and medical prospects, financial prospects, financial condition and market value.

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

THERMODOX® (DOXORUBICIN ENCAPSULATED IN HEAT-ACTIVATED LIPOSOME)

Liposomes are manufactured submicroscopic vesicles consisting of a discrete aqueous central compartment surrounded by a membrane bilayer composed of naturally occurring lipids. Conventional liposomes have been designed and manufactured to carry drugs and increase residence time, thus allowing the drugs to remain in the bloodstream for extended periods of time before they are removed from the body. However, the current existing liposomal formulations of cancer drugs and liposomal cancer drugs under development do not provide for the immediate release of the drug and the direct targeting of organ specific tumors, two important characteristics that are required for improving the efficacy of cancer drugs such as doxorubicin. A team of research scientists at Duke University developed a heat-sensitive liposome which rapidly changes its structure when heated to a threshold minimum temperature of 39.5º to 42º Celsius.  Heating creates channels in the liposome bilayer that allow an encapsulated drug to rapidly disperse into the surrounding tissue. Through a perpetual, world-wide, exclusive development and commercialization license from Duke University, Celsion has licensed novel, heat-activated liposomal technology that is differentiated from other liposomes through its unique low heat-activated release of encapsulated chemotherapeutic agents.

We intend to use several available focused-heat technologies, such as radio frequency ablation (RFA), microwave energy and high intensity focused ultrasound (HIFU), to activate the release of drugs from our novel heat-sensitive liposomes.

THERMODOX® IN RELATION TO PRIMARY LIVER CANCER
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

At an early stage, the standard first line treatment for liver cancer is surgical resection of the tumor.  Up to 80% of patients are ineligible for surgery or transplantation at time of diagnosis as early stage liver cancer generally has few symptoms and when finally detected the tumor frequently is too large for surgery. There are few alternative treatments, since radiation therapy and chemotherapy are largely ineffective. For tumors generally up to 5 centimeters in diameter, RFA has emerged as the standard of care treatment which directly destroys the tumor tissue through the application of high temperatures by a probe inserted into the core of the tumor. Local recurrence rates after RFA directly correlates to the size of the tumor. For tumors 3 cm or smaller in diameter the recurrence rate has been reported to be 10 – 20%; however, for tumors greater than 3 cm, local recurrence rates of 40% or higher have been observed.

Celsion’s Approach

While RFA uses extremely high temperatures (greater than 80° Celsius) to ablate the tumor, it may fail to treat micro-metastases in the outer margins of the ablation zone because temperatures in the periphery may not be high enough to destroy the cancer cells. Celsion’s ThermoDox® treatment approach is designed to utilize the ability of RFA devices to ablate the center of the tumor while simultaneously thermally activating the ThermoDox® liposome to release its encapsulated doxorubicin to kill remaining viable cancer cells throughout the heated region, including the tumor ablation margins. This novel treatment approach is intended to deliver the drug directly to those cancer cells that survive RFA. This approach will also increase the delivery of the doxorubicin at the desired tumor site while potentially reducing drug exposure distant to the tumor site.

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

Phase III Global Clinical Trial - Primary Liver Cancer (The HEAT Study)

The HEAT study for ThermoDox®, in combination with radiofrequency ablation (RFA), is being conducted under a Special Protocol Assessment agreed to with the U.S. Food and Drug Administration (FDA). The Special Protocol Assessment agreed to with the FDA specified Progression Free Survival (PFS) as the HEAT study’s primary endpoint. We scheduled a meeting with the HEAT study independent Data Monitoring Committee (DMC) on January 30, 2013 in order to conduct an analysis of the HEAT study’s PFS endpoint. Following review by the DMC, on January 31, 2013, we announced that ThermoDox® in combination with RFA did not meet the primary endpoint of the HEAT study in patients with hepatocellular carcinoma (HCC), also known as primary liver cancer. Specifically, we determined, after conferring with the DMC, that the HEAT study did not meet the goal of demonstrating persuasive evidence of clinical effectiveness that could form the basis for regulatory approval in the population chosen for the HEAT study. The HEAT study was designed to show a 33 percent improvement in PFS with 80 percent power and a p-value = 0.05. In the trial, ThermoDox® was well-tolerated with no unexpected serious adverse events. We will continue following the patients enrolled in the HEAT study to the secondary endpoint, overall survival.

We will also conduct additional analyses of the data from the HEAT study to assess the future strategic value of ThermoDox®. We plan to continue with related partnerships, such as our arrangement with Zhejiang Hisun Pharmaceutical Co. Ltd. (Hisun) described below, to the extent feasible. In addition, we will assess our product pipeline and research and development priorities. As we evaluate strategic alternatives, we will need to consider a number of factors, including investment in, or acquisition of, complementary businesses, technologies or products, possible capital raising transactions, partnering opportunities and working capital requirements. We expect that the strength of our balance sheet will afford us the opportunity to evaluate our future development plans. However, as demonstrated by the HEAT study results announced on January 31, 2013, drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval. The timing and the outcome of clinical results is extremely difficult to predict. Clinical development successes and failures can have a disproportionate positive or negative impact on our scientific and medical prospects, financial prospects, financial condition and market value.

Prior to the HEAT study results announced on January 31, 2013, and consistent with our global regulatory strategy, we announced on April 23, 2012, that randomization of at least 200 patients in the People’s Republic of China (PRC), a requirement for registrational filing in the PRC, had been completed. The HEAT study had already enrolled a sufficient number to support registrational filings in South Korea and Taiwan, two important markets for ThermoDox®. The future of these activities will be part of our strategic planning as we analyze the data announced on January 31, 2013 and will affect our partnership with Hisun described below.

On May 6, 2012, we entered into a long term commercial supply agreement with Hisun for the production of ThermoDox® in mainland China, Hong Kong and Macau (the China territory). In accordance with the terms of the agreement, Hisun will be responsible for providing all of the technical and regulatory support services, including the costs of all technical transfer, registrational and bioequivalence studies, technical transfer costs, Celsion consultative support costs and the purchase of any necessary equipment and additional facility costs necessary to support capacity requirements for the manufacture of ThermoDox®. We will repay Hisun for the aggregate amount of these development costs and fees commencing on the successful completion of three registrational batches of ThermoDox®. The batches are expected to be successfully delivered in mid-2013, and repayment of the development costs will occur at any time on or prior to the fourth year anniversary of the signing of the agreement, which we expect in total to be approximately $2.0 million. Hisun is also obligated to certain performance requirements under the agreement. The agreement is initially limited to a percentage of the production requirements of ThermoDox® in the China territory with Hisun retaining an option for additional global supply after local regulatory approval in the China territory. In addition, Hisun will collaborate with us in relation to the regulatory approval activities for ThermoDox® with the China State Food and Drug Administration (SFDA).

On January 18, 2013, we broadened our relationship with Hisun by entering into a technology development contract, pursuant to which Hisun paid us a non-refundable research and development fee of $5.0 million to support our development of ThermoDox® and we will provide research data and other technical support in relation to a regulatory filing by Hisun with the SFDA for approval of ThermoDox® for manufacturing and sale in the China territory.  On January 18, 2013, we also entered into an exclusive option agreement with Hisun, terminable at any time by Hisun, under which we granted Hisun an option to enter into an exclusive license agreement with us for the manufacturing and commercialization of ThermoDox® with respect to all indications in the China territory under the terms and conditions set forth in the exclusive option agreement and other customary terms and conditions to be set forth in the license agreement, if any. Hisun agreed to pay us an additional $5.0 million within sixty days after the signing of the exclusive option agreement if it has not been terminated within such time period. The exclusive option agreement contemplated payments of an upfront license fee, milestone payments and royalties to us if the exclusive license agreement were entered into.

Following our announcement on January 31, 2013 that ThermoDox® in combination with RFA did not meet the primary endpoint of the Phase III clinical trial for primary liver cancer, Hisun elected to terminate the exclusive option agreement and not to pursue the option to enter into an exclusive license agreement with us for the China territory, which termination took effect as of February 1, 2013. As a result of the termination, we will not receive the additional $5 million payment or any future payment originally contemplated by the exclusive option agreement. The technology development contract will remain in effect while Hisun and we continue to collaborate and are evaluating next steps in relation to ThermoDox®, which include the sub-group analysis of the Chinese cohort of patients in the Phase III clinical trial for primary liver cancer and other activities to further the development of ThermoDox® for the China territory.

THERMODOX® IN RELATION TO CANCERS OTHER THAN PRIMARY LIVER CANCER

In 2009, we formed a joint research agreement with Philips Healthcare, a division of Royal Philips Electronics, to evaluate the combination of Philips’ high intensity focused ultrasound (HIFU) with ThermoDox® to determine the potential of this combination to treat a broad range of cancers. As a result of our progress to clinical development status, we are currently negotiating a new agreement with Philips. In August 2012, we announced FDA clearance to commence a Phase II study of ThermoDox® and Philip’s Sonalleve® MR-Guided HIFU technology for the palliation of painful metastases to the bone caused by lung, prostate or breast cancers.

In June 2012, we announced a collaboration with the University of Oxford to begin an early phase clinical study of ThermoDox® plus HIFU in the treatment of metastatic liver cancer. The trial, which is supported by the National Institute for Health Research Oxford Biomedical Research Centre, will be carried out as a multidisciplinary collaboration between us, the Oxford University Institute of Biomedical Engineering and the Oxford University Hospitals NHS Trust. This early phase clinical study is being finalized and will require approval from a local ethics committee. Enrollment of the first patient in this clinical study is targeted for the first half of 2013.

We are also working with the Focused Ultrasound Foundation in preclinical studies designed to explore the use of ThermoDox® in combination with MR-guided HIFU for the treatment of pancreatic cancer. The studies are being conducted at the University of Washington (UW) School of Medicine. The UW research is expected to include animal models to confirm the ability of HIFU to target high concentrations of doxorubicin in proprietary pancreatic cancer cell lines and in vivo studies to assess the response to these tumors treated using ThermoDox® with and without HIFU-induced hyperthermia. We believe that these collaborations are just the beginning for combining important device technologies such as HIFU with our low heat activated liposomal technology.

In addition to the collaborations outlined above, we have two ongoing clinical studies: a Phase II study of ThermoDox® in combination with hyperthermia for the treatment of recurrent chest wall (RCW) breast cancer (the DIGNITY study) and a Phase II study of ThermoDox® in combination with thermal ablation for the treatment of colorectal liver metastases.

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

Celsion’s Approach

We have been actively seeking a targeted localized treatment for breast cancer using ThermoDox® in conjunction with localized microwave hyperthermia to treat RCW breast cancer. Studies at Duke University and other centers have indicated that heat may improve the therapeutic action of non-temperature sensitive liposomal doxorubicin formulations in advanced loco-regional breast cancer. Our liposomal encapsulated doxorubicin is released by heat generated from an external microwave tissue hyperthermia device that is placed on a woman’s chest. The microwave hyperthermia heats the target to a temperature adequate to activate ThermoDox® but not to ablate the tissue like RFA. Upon heating to 39.5º to 42º C, a significant concentration of doxorubicin is released directly to the tumor. As in our liver cancer program, we use a commercially available thermotherapy device to heat the target tissue and activate ThermoDox® at the desired target site.

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

Breast Cancer Clinical Phase I/II Clinical Trial - The DIGNITY Study

In 2009, the Company commenced an open label, dose-escalating ThermoDox® Phase I/Phase II clinical trial for patients with RCW breast cancer – (the DIGNITY study). The DIGNITY study is designed to establish a safe therapeutic dose in Phase I, and in Phase II to demonstrate local control, including complete and partial responses, and stable disease as its primary endpoint.  The DIGNITY study is also planned to evaluate kinetics in ThermoDox® produced from more than one manufacturing site.

The Company completed enrollment of the Phase I portion of the study in 2010 and an independent Data Safety Monitoring Board declared 50mg/m2 to be the Phase II dose.   The Phase II portion of the DIGNITY study protocol has been reviewed by the FDA and enrollment commenced in the first quarter of 2013.

Duke University conducted a Phase I dose escalating ThermoDox® study in patients with RCW breast cancer and has presented preliminary results from the 16 enrolled patients that characterize the safety of the drug in RCW patients and the feasibility of ThermoDox® administration in these patients.  Furthermore, data presented by Duke suggested a beneficial clinical effect of ThermoDox®.  Duke reported that the combination of ThermoDox® with heat showed evidence in the patients of clinical activity and two of the six patients who were treated with the 30mg/m 2 dosage had a complete local response.

Colorectal Liver Metastases Overview

The American Cancer Society estimates that there were over 141,000 new cases of colorectal cancer and about 51,000 colorectal cancer deaths in 2010. Up to 25% of patients with colorectal cancer present with liver metastases and another 50% develop liver metastases within 5 years. Median survival of patients with colorectal liver metastases (CRLM) is 6-12 months if untreated. While hepatic resection is potentially curative, most CRLM patients are inoperable and therefore RFA is a commonly used local treatment modality. Because RFA is both efficacious and widely accepted, a rational strategy is to attempt to increase its efficacy for medium (3.1-5.0 cm) and large (> 5.0 cm) CRLM tumors with an adjuvant such as ThermoDox®.

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

Phase II Clinical Trial – The ABLATE Study

In 2011, we initiated a Phase II study of ThermoDox® in combination with RFA for the treatment of colorectal liver metastases. In February 2012, we announced the enrollment of our first patient in the randomized Phase II study of ThermoDox®, in combination with RFA, for the treatment of colorectal liver metastases (the ABLATE study). The ABLATE Study originally was expected to enroll up to 88 patients with colorectal cancer metastasized to the liver. Patients were to be randomized to receive RFA plus ThermoDox® or RFA alone for the treatment of their liver tumors. In December 2012, the ABLATE study was amended to an open label study expected to enroll up to 41 patients in combination with thermal ablation. All patients will receive ThermoDox® in combination with ablation using either Radiofrequency ablation (RFA) or microwave ablation (MWA) devices. The primary endpoint is based on one year local tumor control, with secondary endpoints of time to progression and overall survival.

PRODUCT FEASIBILITY

We developed a stable heat activated liposomal formulation of docetaxel and evaluated the liposomal docetaxel formulation in animal studies that demonstrated a statistically significant tumor inhibition effect when compared both to free docetaxel and a non-heat sensitive formulation. We continue to evaluate its formulation.   In addition, the Company has developed a third stable heat activated liposomal formulation.  This drug encapsulates carboplatin and in early studies has shown favorable release characteristics and formulation stability.

In September 2010, we announced the award of a competitive Phase I Small Business Innovation and Research (SBIR) grant from the National Institutes of Health (NIH), to support the proposal, "New Thermal Sensitive Carboplatin Liposomes for Cancer".  This funding supports our efforts to develop a proprietary heat-activated liposomal technology in combination with carboplatin, an approved and frequently used oncology drug for treatment of a wide range of cancers. We received approximately $184,000 collectively from this grant in 2011 and 2012 to support formulation development and preclinical efficacy studies in collaboration with Duke University.

BUSINESS STRATEGY

An element of our business strategy has been to pursue, as resources permit, the research and development of a range of product candidates for a variety of indications. We may also evaluate licensing cancer products from third parties for cancer treatments to expand our current product pipeline. This is intended to allow us to diversify the risks associated with our research and development expenditures. To the extent we are unable to maintain a broad range of product candidates, our dependence on the success of one or a few product candidates would increase and results such as those announced in relation to the HEAT study on January 31, 2013 will have a more significant impact on our financial prospects, financial condition and market value. We may also consider and evaluate strategic alternatives, including investment in, or acquisition of, complementary businesses, technologies or products. As demonstrated by the Heat study results, drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval. The timing and the outcome of clinical results is extremely difficult to predict. Clinical development successes and failures can have a disproportionate positive or negative impact on our scientific and medical prospects, financial prospects, financial condition and market value.

Our current business strategy includes the possibility of entering into collaborative arrangements with third parties to complete the development and commercialization of our product candidates. In the event that third parties take over the clinical trial process for one or more of our product candidates, the estimated completion date would largely be under the control of that third party rather than us. We cannot forecast with any degree of certainty which proprietary products or indications, if any, will be subject to future collaborative arrangements, in whole or in part, and how such arrangements would affect our development plan or capital requirements. We may also apply for subsidies, grants or government or agency-sponsored studies that could reduce our development costs.

As a result of the uncertainties discussed previously in this Annual Report on Form 10K, among others, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product if one of our drug candidates receives regulatory approval for marketing, if at all. Our inability to complete our research and development projects in a timely manner or to obtain positive results in our clinical trials, as well as any failure to enter into collaborative agreements when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. While our estimated future capital requirements are uncertain and could increase or decrease as a result of many factors, including the extent to which we choose to advance our research, development and clinical trials or whether we are in a position to pursue manufacturing or commercialization activities, it is clear we will need significant additional capital to develop our product candidates through clinical development, manufacturing and commercialization. We do not know whether we will be able to access additional capital when needed or on terms favorable to us or our stockholders. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

RESEARCH AND DEVELOPMENT EXPENDITURES

We are engaged in a limited amount of research and development in our own facilities and also sponsor research programs in partnership with various research institutions, including the National Cancer Institute and Duke University. The majority of the spending in research and development is for the funding of ThermoDox® clinical trials. Research and development expenses were approximately $15.8 million, $19.9 million and $14.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.  See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation for additional information regarding expenditures related to our research and development programs.

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

Under these statutes, our heat-activated liposomes will be regulated as a new drug. The steps ordinarily required before such products can be marketed in the U.S. include (a) pre-clinical and clinical studies; (b) the submission to the FDA of an application for, or approval, as an Investigational New Drug application (IND), which must become effective before human clinical trials may commence; (c) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product; (d) the submission to the FDA of a New Drug Application (NDA); and (e) FDA approval of the application, including approval of all product labeling.

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

There can be no assurance that any of our clinical trials will be completed successfully within any specified time period or at all. On January 31, 2013, we announced that ThermoDox® in combination with RFA did not meet the primary endpoint of the HEAT study in patients with hepatocellular carcinoma (HCC), also known as primary liver cancer. Specifically, we determined, after conferring with the DMC, that the HEAT study did not meet the goal of demonstrating persuasive evidence of clinical effectiveness that could form the basis for regulatory approval in the population chosen for the HEAT study.

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

Post-Approval Requirements

After receipt of necessary regulatory approvals, if any, for initial manufacturing and sale of our product candidates, our contract manufacturing facilities and products are subject to ongoing review and periodic inspection. Each U.S. drug manufacturing establishment must be registered with the FDA. Manufacturing establishments in the U.S. and abroad are subject to inspections by the FDA and must comply with current good manufacturing practices. In order to ensure full technical compliance with such practices, manufacturers must expend funds, time and effort in the areas of production and quality control. In addition, the FDA may impose post-approval requirements on us, including the requirement that we conduct specified post-marketing studies.

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

LICENSES, PATENTS, TRADEMARKS AND REGULATORY EXCLUSIVITY

In 1999, the Company entered into a license agreement with Duke University under which we received exclusive rights, subject to certain exceptions, to commercialize and use Duke’s thermo-liposome technology.  In relation to these liposome patents licensed from Duke University, we have filed two additional patents related to the formulation and use of liposomes. We have also licensed from Valentis, CA certain global rights covering the use of pegylation for temperature sensitive liposomes.

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

On February 5, 2013, Celsion announced that its proprietary patent application, "Method of Storing Nanoparticle Formulations," had been allowed in China and granted in South Korea and Australia.  Celsion holds an exclusive license agreement with Duke University for its temperature-sensitive liposome technology that covers the ThermoDox® formulation. Celsion's newly issued patents pertain specifically to methods of storing stabilized, temperature-sensitive liposomal formulations and will assist in the protection of global rights.  These patents will extend the overall term of the ThermoDox® patent portfolio to 2026. The patents in these three countries are the first in this family, which includes pending applications in the U.S., Europe and additional key commercial geographies in Asia.  This extended patent runway to 2026 allows for the evaluation of future development activities for ThermoDox® and Celsion's heat-sensitive liposome technology platform.

In addition to the rights available to us under completed or pending license agreements, we rely on our proprietary know-how and experience in the development and use of heat for medical therapies, which we seek to protect, in part, through proprietary information agreements with employees, consultants and others. There can be no assurance that these proprietary information agreements will not be breached, that we will have adequate remedies for any breach, or that these agreements, even if fully enforced, will be adequate to prevent third-party use of the Company’s proprietary technology. Please refer to Item 1A, Risk Factors, including, but not limited to, “We rely on trade secret protection and other unpatented proprietary rights for important proprietary technologies, and any loss of such rights could harm our business, results of operations and financial condition.” Similarly, we cannot guarantee that technology rights licensed to us by others will not be successfully challenged or circumvented by third parties, or that the rights granted will provide us with adequate protection.  Please refer to Item 1A, Risk Factors, including, but not limited to, “Our business depends on licensing agreements with third parties to permit us to use patented technologies.  The loss of any of our rights under these agreements could impair our ability to develop and market our products.”

EMPLOYEES

As of March 15, 2013, we employed 19 full-time employees.  We also maintain active independent contractor relationships with various individuals, most of whom have month-to-month or annual consulting agreements.  None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

AVAILABLE INFORMATION

We make available free of charge through our website, www.celsion.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).  In addition, our website includes other items related to corporate governance matters, including, among other things, our corporate governance principles, charters of various committees of the Board of Directors, and our code of business conduct and ethics applicable to all employees, officers and directors.  We intend to disclose on our internet website any amendments to or waivers from our code of business conduct and ethics as well as any amendments to its corporate governance principles or the charters of various committees of the Board of Directors.  Copies of these documents may be obtained, free of charge, from our website.  In addition, copies of these documents will be made available free of charge upon written request. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file periodic and other reports electronically with the Securities and Exchange Commission. The address of that site is www.sec.gov. The information available on or through our website is not a part of this Annual Report on Form 10-K and should not be relied upon.

LIQUIDITY AND CAPITAL RESOURCES

During 2012, we received approximately $10.2 million of gross proceeds from the exercise of warrants to purchase approximately 3.8 million shares of the Company’s common stock and $0.7 million of gross proceeds from the exercise of options to purchase approximately 0.2 million shares of the Company’s common stock.

On June 27, 2012, the Company entered into a Loan and Security Agreement (the “Credit Agreement”) with Oxford Finance LLC (“Oxford”) and Horizon Technology Finance Corporation (“Horizon”).  The Credit Agreement provides for a secured term loan of up to $10 million, with 50% of any loans to be funded by Oxford and 50% to be funded by Horizon. The aggregate loan amount may be advanced in two tranches of $5 million each. The first tranche (the “Term A Loan”) of $5 million was made available to the Company on June 27, 2012 and the second tranche (the “Term B Loan”) was to be made available, if at all, during the period beginning on the date that the Company achieved positive data in its Phase III clinical trial of RFA and ThermoDox® (the HEAT study) and ending on March 31, 2013.  On January 31, 2013, the Company announced it did not meet the primary endpoint of the HEAT study, therefore the Term B Loan will not be drawn down.

The Term A Loan is scheduled to mature on October 15, 2015.  The proceeds of the Credit Agreement will be used to fund the Company’s working capital and general corporate purposes. The obligations under the Credit Agreement are secured by substantially all assets of the Company other than its intellectual property and certain other agreed-upon exclusions.  The Term A Loan bears interest at a fixed rate of 11.75%. For an initial period extending for the Term A Loan through May 1, 2013, the Company is only required to make interest payments, after which the Company is required to make consecutive equal monthly payments of principle and interest to each lender as calculated pursuant to the Credit Agreement. The Company was also obligated to pay other customary facility fees for a credit facility of this size and type.

As a fee in connection with the Credit Agreement, the Company issued warrants to Horizon and Oxford to purchase the number of shares of the Company’s common stock equal to 3% of each loan amount divided by the exercise price equal to $2.92 per share, which is calculated as the average NASDAQ closing price of Celsion common stock for the three days prior to the funding of the loan amount. This results in 51,370 warrant shares issuable in connection with the Term A Loan. The warrants are immediately exercisable for cash or by net exercise and will expire seven years after their issuance.

RECENT EVENTS

On January 31, 2013, we announced that ThermoDox® in combination with RFA did not meet the primary endpoint of the HEAT study in patients with hepatocellular carcinoma, also known as primary liver cancer. Specifically, we determined, after conferring with the DMC, that the HEAT study did not meet the goal of demonstrating persuasive evidence of clinical effectiveness that could form the basis for regulatory approval in the population chosen for the HEAT study. The HEAT study was designed to show a 33 percent improvement in PFS with 80 percent power and a p-value = 0.05. In the trial, ThermoDox® was well-tolerated with no unexpected serious adverse events. We will continue following the patients enrolled in the HEAT study to the secondary endpoint, overall survival.

Hisun technology development contract

On January 18, 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable research and development fee of $5 million to support our development of ThermoDox® and we will provide research data and other technical support in relation to a regulatory filing by Hisun with the SFDA for approval of ThermoDox® for manufacturing and sale in mainland China, Hong Kong and Macau.  On January 18, 2013, we also entered into an exclusive option agreement with Hisun, terminable at any time by Hisun, under which we granted Hisun an option to enter into an exclusive license agreement with us for the manufacturing and commercialization of ThermoDox® with respect to all indications in the China territory under the terms and conditions set forth in the exclusive option agreement and other customary terms and conditions to be set forth in the license agreement, if any.  Hisun agreed to pay us an additional $5 million within sixty days after the signing of the exclusive option agreement if it has not been terminated within such time period. The exclusive option agreement contemplated payments of an upfront license fee, milestone payments and royalties to us if the exclusive license agreement were entered into.

Following our announcement on January 31, 2013 that ThermoDox® in combination with RFA did not meet the primary endpoint of the Phase III clinical trial for primary liver cancer, Hisun elected to terminate the exclusive option agreement and not to pursue the option to enter into an exclusive license agreement with us for the China territory, which termination took effect as of February 1, 2013. As a result of the termination, we will not receive the additional $5 million payment or any future payment originally contemplated by the exclusive option agreement. The technology development contract will remain in effect while Hisun and we continue to collaborate and are evaluating next steps in relation to ThermoDox®, which include the sub-group analysis of the Chinese cohort of patients in the Phase III clinical trial for primary liver cancer and other activities to further the development of ThermoDox® for mainland China, Hong Kong and Macau.

“At-the-market” Offerings

On February 1, 2013, the Company entered into a Controlled Equity Offering SM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which Celsion may offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (the “ATM Shares”).  The ATM Shares will be issued pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 the base prospectus dated September 14, 2012, filed as part of such Registration Statement, and the prospectus supplement dated February 1, 2013, filed by the Company with the Securities and Exchange Commission. Under the Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the our common stock or to or through a market maker.  From February 1, 2013 through February 25, 2013, the Company sold and issued 5,381,670 ATM shares under the ATM Agreement, receiving approximately $6.8 million in net proceeds.

Celsion intends to use the net proceeds from the offering for general corporate purposes, including research and development activities, capital expenditures and working capital.  The Company is not obligated to sell any ATM Shares under the ATM Agreement.  Subject to the terms and conditions of the ATM Agreement, Cantor will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The NASDAQ Capital Market, to sell ATM Shares from time to time based upon the Company’s instructions, including any price, time or size limits or other customary parameters or conditions Celsion may impose. In addition, pursuant to the terms and conditions of the ATM Agreement and subject to the instructions of Celsion, Cantor may sell ATM Shares by any other method permitted by law, including in privately negotiated transactions.

The ATM Agreement will terminate upon the earlier of (i) the sale of Shares under the ATM Agreement having an aggregate offering price of $25.0 million and (ii) the termination of the ATM Agreement by Cantor or the Company. The ATM Agreement may be terminated by Cantor or Celsion at any time upon 10 days' notice to the other party, or by Cantor at any time in certain circumstances, including the occurrence of a material adverse change in Celsion.  The Company will pay Cantor a commission of 3.0% of the aggregate gross proceeds from each sale of ATM Shares and has agreed to provide Cantor with customary indemnification and contribution rights. The Company also agreed to reimburse Cantor for legal fees and disbursements, not to exceed $50,000 in the aggregate, in connection with entering into the ATM Agreement. In connection with the preferred stock offering discussed below, the Company agreed to not sell any ATM Shares for a period of one year from February 26, 2013.

Registered Direct Offering

On February 22, 2013, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company agreed to sell, in a registered offering, an aggregate of 15,000.00422 shares of its Series A 0% convertible preferred stock and the warrants to purchase shares of its common stock, for an aggregate purchase price of approximately $15.0 million (the Preferred Stock Offering). The closing of the Preferred Stock Offering occurred on February 26, 2013, in which the Company received approximately $15.0 million in gross proceeds. Subject to certain ownership limitations, shares of Series A 0% convertible preferred stock are convertible, at the option of the holder thereof, into an aggregate of up to 12,072,438 shares of common stock, and the warrants are exercisable to purchase an aggregate of up to 6,036,219 shares of common stock. Each warrant has an exercise price of $1.18 per share, equal to the closing bid price of common stock on February 21, 2013. The warrants are immediately exercisable and expire five years after its issuance. As of March 15, 2013, the Company has issued an aggregate of 8,018,112 shares of common stock upon conversion of 9,963 shares of the Series A 0% convertible preferred stock.

Warrant and option exercises

During the first quarter of 2013 thus far, we received approximately $0.4 million of gross proceeds from the exercise of warrants and options to purchase 120,516 shares of the Company’s common stock.

We believe that our cash and investment resources of $23.1 million on hand at December 31, 2012, as well as the $26 million of net proceeds the Company collectively received thus far in the first quarter of 2013 from warrant exercises, the non-refundable payment from Hisun under the technology development agreement, the ATM Agreement and the Preferred Stock Offering, is sufficient to fund operations through 2015.  However, our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other uses of cash. To complete the development and commercialization of our products, we will need to raise substantial amounts of additional capital to fund our operations. We do not have any committed sources of financing and cannot give assurance that alternate funding will be available in a timely manner, on acceptable terms or at all. We may need to pursue dilutive equity financings, such as the issuance of shares of common stock, convertible debt or other convertible or exercisable securities, which financings could dilute the percentage ownership of our current common stockholders and could significantly lower the market value of our common stock.

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

RISKS RELATED TO OUR BUSINESS

We have a history of significant losses from continuing operations and expect to continue such losses for the foreseeable future.

Since our inception, our expenses have substantially exceeded our revenues, resulting in continuing losses and an accumulated deficit of $151 million at December 31, 2012.  For the year ended December 31, 2012, we incurred a net loss of $26.6 million. Because we presently have no product revenues and we are committed to continuing our product research, development and commercialization programs, we will continue to experience significant operating losses unless and until we complete the development of ThermoDox® and other new products and these products have been clinically tested, approved by the U.S. Food and Drug Administration (FDA) and successfully marketed.

Drug development is an inherently uncertain process with a high risk of failure at every stage of development.  Our lead drug candidate failed to meets its primary endpoint in the Phase III HEAT study.

We have a number of drug candidates in research and development ranging from the early discovery research phase through preclinical testing and clinical trials. Preclinical testing and clinical trials are long, expensive and highly uncertain processes and failure can unexpectedly occur at any stage of clinical development. Drug development is very risky. It will take us several years to complete clinical trials. The start or end of a clinical trial is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparator drug or required prior therapy, clinical outcomes including insufficient efficacy, safety concerns, or our own financial constraints.

On January 31, 2013, we announced that our lead product ThermoDox® in combination with radiofrequency ablation failed to meet the primary endpoint of the Phase III clinical trial for primary liver cancer (the HEAT study). We have not completed our analysis of the data and do not know the extent to which, if any, the failure of ThermoDox® to meet its primary endpoint in the Phase III trial could impact our other ongoing studies of ThermoDox®. ThermoDox® is also being evaluated in a Phase II clinical trial for colorectal liver metastasis, a Phase II clinical trial for recurrent chest wall breast cancer and other preclinical studies. Even with success in preclinical testing and previously completed clinical trials, the risk of clinical failure for any drug candidate remains high prior to regulatory approval. Even if ThermoDox® has positive results in its Phase II clinical trials, there is a substantial risk that it will fail to have sufficiently positive results in Phase III clinical trials with regard to efficacy, safety or other clinical outcomes. One or more of our clinical studies could fail at any time, as evidenced by the failure of ThermoDox® to meet its primary endpoint in the HEAT study. The failure of one or more of our drug candidates or development programs could have a material adverse effect on our business, financial condition and results of operations.

If we do not obtain or maintain FDA and foreign regulatory approvals for our drug candidates on a timely basis, or at all, or if the terms of any approval impose significant restrictions or limitations on use, we will be unable to sell those products and our business, results of operations and financial condition will be negatively affected.

To obtain regulatory approvals from the FDA and foreign regulatory agencies, we must conduct clinical trials demonstrating that our products are safe and effective. We may need to amend ongoing trials or the FDA and/or foreign regulatory agencies may require us to perform additional trials beyond those we planned.  This process generally takes a number of years and requires the expenditure of substantial resources. The time required for completing testing and obtaining approvals is uncertain, and the FDA and foreign regulatory agencies have substantial discretion, at any phase of development, to terminate clinical studies, require additional clinical development or other testing, delay or withhold registration and marketing approval and mandate product withdrawals, including recalls. In addition, undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities. Even if we receive regulatory approval of a product, the approval may limit the indicated uses for which the drug may be marketed. The failure to obtain timely regulatory approval of product candidates, any product marketing limitations or a product withdrawal would negatively impact our business, results of operations and financial condition.

We do not expect to generate significant revenue for the foreseeable future.

We have devoted our resources to developing a new generation of products and will not be able to market these products until we have completed clinical trials and obtain all necessary governmental approvals. Our lead product candidate, ThermoDox®, is still in various stages of development and trials and cannot be marketed until we have completed clinical testing and obtained necessary governmental approval. Following our announcement on January 31, 2013 that the HEAT study failed to meet its primary endpoint of progression free survival, we will continue to follow the patients enrolled in the Heat study to the secondary endpoint, overall survival.  ThermoDox® is currently also being evaluated in Phase II clinical trials and other preclinical studies.  We do not expect to realize any revenues from product sales in the next several years, if at all.  Accordingly, our revenue sources are, and will remain, extremely limited until our product candidates are clinically tested, approved by the FDA or foreign regulatory agencies and successfully marketed. We cannot guarantee that any of our product candidates will be successfully tested, approved by the FDA or foreign regulatory agency or marketed, successfully or otherwise, at any time in the foreseeable future or at all.

We will need to raise substantial additional capital to fund our planned future operations, and we may be unable to secure such capital without dilutive financing transactions. If we are not able to raise additional capital, we may not be able to complete the development, testing and commercialization of our product candidates.

As of December 31, 2012, we had approximately $23 million in cash, cash equivalents and short-term investments.  We have substantial future capital requirements to continue our research and development activities and advance our drug candidates through various development stages. For example, ThermoDox® is being evaluated in a Phase II clinical trial for colorectal liver metastasis, a Phase II clinical trial for recurrent chest wall breast cancer and other preclinical studies. We will conduct additional analyses of the data from the HEAT study to assess the future strategic value of ThermoDox® and are performing sub-group analysis of the Chinese cohort of patients in the HEAT study and other activities for further development of ThermoDox® for mainland China, Hong Kong and Macau.  To complete the development and commercialization of our product candidates, we will need to raise substantial amounts of additional capital to fund our operations.  We do not have any committed sources of financing and cannot assure you that alternate funding will be available in a timely manner, on acceptable terms or at all. We may need to pursue dilutive equity financings, such as the issuance of shares of common stock, convertible debt or other convertible or exercisable securities. Such dilutive equity financings could dilute the percentage ownership of our current common stockholders and could significantly lower the market value of our common stock. In addition, a financing could result in the issuance of new securities that may have rights, preferences or privileges senior to those of our existing stockholders.

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

We currently have no sales, marketing or distribution capabilities. We intend to market our products, if and when such products are approved for commercialization by the FDA and foreign regulatory agencies, either directly or through other strategic alliances and distribution arrangements with third parties. If we decide to market our products directly, we will need to commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and with supporting distribution, administration and compliance capabilities. If we rely on third parties with such capabilities to market our products, we will need to establish and maintain partnership arrangements, and there can be no assurance that we will be able to enter into third-party marketing or distribution arrangements on acceptable terms or at all. To the extent that we do enter into such arrangements, we will be dependent on our marketing and distribution partners. In entering into third-party marketing or distribution arrangements, we expect to incur significant additional expense and there can be no assurance that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance for our products and services.

Our business depends on license agreements with third parties to permit us to use patented technologies. The loss of any of our rights under these agreements could impair our ability to develop and market our products.

Our success will depend, in a substantial part, on our ability to maintain our rights under license agreements granting us rights to use patented technologies. We have entered into license agreements with Duke University, under which we have exclusive rights to commercialize medical treatment products and procedures based on Duke’s thermo-sensitive liposome technology. The Duke University license agreement contains a license fee, royalty and/or research support provisions, testing and regulatory milestones, and other performance requirements that we must meet by certain deadlines. Additionally, we have a joint research agreement with Philips Healthcare, a division of Royal Philips Electronics, to evaluate the combination of Philips’ high intensity focused ultrasound (HIFU) with ThermoDox® to determine the potential of this combination to treat a broad range of cancers. If we breach any provisions of the license and research agreements, we may our ability to use the subject technology, as well as compensation for our efforts in developing or exploiting the technology. Any such loss of rights and access to technology could have a material adverse effect on our business.

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

We rely on trade secrets and confidential information that we seek to protect, in part, by confidentiality agreements with our corporate partners, collaborators, employees and consultants. We cannot assure you that these agreements are adequate to protect our trade secrets and confidential information or will not be breached or, if breached, we will have adequate remedies. Furthermore, others may independently develop substantially equivalent confidential and proprietary information or otherwise gain access to our trade secrets or disclose such technology.  Any loss of trade secret protection or other unpatented proprietary rights could harm our business, results of operations and financial condition.

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

Failure to comply with the FDA and other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of product applications, enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted product approvals. Although we have internal compliance programs, if these programs do not meet regulatory agency standards or if our compliance is deemed deficient in any significant way, it could have a material adverse effect on the Company.

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

Many states in which we do or may do business, or in which our products may be sold, if at all, impose licensing, labeling or certification requirements that are in addition to those imposed by the FDA. There can be no assurance that one or more states will not impose regulations or requirements that have a material adverse effect on our ability to sell our products.

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

Political, economic and regulatory influences are subjecting the healthcare industry to potential fundamental changes that could substantially affect our results of operations.  There have been a number of government and private sector initiatives during the last few years to limit the growth of healthcare costs, including price regulation, competitive pricing, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements. It is uncertain whether or when any legislative proposals will be adopted or what actions federal, state, or private payors for health care treatment and services may take in response to any healthcare reform proposals or legislation. We cannot predict the effect healthcare reforms may have on our business and we can offer no assurances that any of these reforms will not have a material adverse effect on our business. These actual and potential changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective treatments. In addition, uncertainty remains regarding proposed significant reforms to the U.S. health care system.

The success of our products may be harmed if the government, private health insurers and other third-party payers do not provide sufficient coverage or reimbursement.

Our ability to commercialize our new cancer treatment systems successfully will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. The reimbursement status of newly approved medical products is subject to significant uncertainty. We cannot guarantee that adequate third-party insurance coverage will be available for us to establish and maintain price levels sufficient for us to realize an appropriate return on our investment in developing new therapies. Government, private health insurers and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products approved for marketing by the FDA. Accordingly, even if coverage and reimbursement are provided by government, private health insurers and third-party payors for uses of our products, market acceptance of these products would be adversely affected if the reimbursement available proves to be unprofitable for health care providers.

Our products may not achieve sufficient acceptance by the medical community to sustain our business.

The commercial success of our products will depend upon their acceptance by the medical community and third-party payers as clinically useful, cost effective and safe. Any or our drug candidates may prove not to be effective in practice. If testing and clinical practice do not confirm the safety and efficacy of our product candidates or even if further testing and clinical practice produce positive results but the medical community does not view these new forms of treatment as effective and desirable, our efforts to market our new products may fail, which would have an adverse effect on our business, financial condition and results of operations.

The commercial potential of a drug candidate in development is difficult to predict. If the market size for a new drug is significantly smaller than we anticipate, it could significantly and negatively impact our revenue, results of operations and financial condition.

It is very difficult to predict the commercial potential of product candidates due to important factors such as safety and efficacy compared to other available treatments, including potential generic drug alternatives with similar efficacy profiles, changing standards of care, third party payor reimbursement standards, patient and physician preferences, the availability of competitive alternatives that may emerge either during the long drug development process or after commercial introduction, and the availability of generic versions of our successful product candidates following approval by government health authorities based on the expiration of regulatory exclusivity or our inability to prevent generic versions from coming to market by asserting our patents. If due to one or more of these risks the market potential for a drug candidate is lower than we anticipated, it could significantly and negatively impact the revenue potential for such drug candidate and would adversely affect our business, financial condition and results of operations.

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

If we engage in acquisitions, reorganizations or business combinations, we will incur a variety of risks that could adversely affect our business operations or our stockholders.

We may consider strategic alternatives intended to further the development of our business, which may include acquiring businesses, technologies or products or entering into a business combination with another company. If we do pursue such a strategy, we could, among other things:

•	issue equity securities that would dilute our current stockholders’ percentage ownership;

•	incur substantial debt that may place strains on our operations;

•	spend substantial operational, financial and management resources in integrating new businesses, personnel intellectual property, technologies and products;

•	assume substantial actual or contingent liabilities;

•	reprioritize our development programs and even cease development and commercialization of our drug candidates;

•	suffer the loss of key personnel, or

•
merge with, or otherwise enter into a business combination with, another company in which our stockholders would receive cash or shares of the other company or a combination of both on terms that certain of our stockholders may not deem desirable.

Although we intend to evaluate and consider different strategic alternatives, we have no agreements or understandings with respect to any acquisition, reorganization or business combination at this time.

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

RISKS RELATED TO OUR SECURITIES

We do not generate operating income and will require additional financing in the future. If additional capital is not available, we may have to curtail or cease operations.

Our business currently does not generate the cash necessary to finance our operations. Since our inception, our expenses have substantially exceeded our revenues, resulting in continuing losses and an accumulated deficit of $151 million at December 31, 2012. For the year ended December 31, 2012, we incurred a net loss of $26.6 million. We presently have no product revenue. We may need to raise additional capital to fund research and development and to develop and commercialize our products. Our future capital needs depend on many factors, including the scope, duration and expenditures associated with our clinical trials, the outcome of potential licensing transactions, if any, competing technological developments and the regulatory approval process for our products.

We may seek to raise necessary funds through public or private equity offerings, debt financings or additional strategic alliances and licensing arrangements. We may not be able to obtain additional financing on terms favorable to us, if at all. The failure of the HEAT study to demonstrate clinical effectiveness, in addition to general market conditions, may make it very difficult for us to seek financing from the capital markets. We may be required to relinquish rights to our technologies or products, or grant licenses on terms that are not favorable to us, in order to raise additional funds through alliance, joint venture or licensing arrangements. If adequate funds are not available, we may have to delay, reduce or eliminate one or more of our research or development programs and reduce overall overhead expense. Such events could cause our independent registered public accounting firm to indicate that there may be substantial doubt about our ability to continue as a going concern in future periods.

The market price of our common stock has been, and may continue to be volatile and fluctuate significantly, which could result in substantial losses for investors and subject us to securities class action litigation.

The trading price for our common stock has been, and we expect it to continue to be, volatile. Our January 31, 2013 announcement that the HEAT study failed to meet its primary endpoint has resulted in significant volatility and a steep decline in the price of our common stock, a level of decline that could result in securities litigation. Plaintiffs’ securities litigation firms have publicly announced that they are investigating potential securities fraud claims that they may wish to make against us.  The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospect.  The closing price of our common stock had a high price of $4.23 and a low price of $1.69 in the 52-week period ended December 31, 2011, a high price of $8.83 and a low price of $1.64 in the 52-week period ended December 31 2012 and a high price of $9.35 and a low price of $0.97 from January 1, 2013 through March 15, 2013. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

●	fluctuations in our quarterly operating results or the operating results of our competitors;

●	variance in our financial performance from the expectations of investors;

●	changes in the estimation of the future size and growth rate of our markets;

●	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results;

●	failure of our products to achieve or maintain market acceptance or commercial success;

●	conditions and trends in the markets we serve;

●	changes in general economic, industry and market conditions;

●	success of competitive products and services;

●	changes in market valuations or earnings of our competitors;

●	changes in our pricing policies or the pricing policies of our competitors;

●	announcements of significant new products, contracts, acquisitions or strategic alliances by us or our competitors;

●	changes in legislation or regulatory policies, practices or actions;

●	the commencement or outcome of litigation involving our company, our general industry or both;

●	recruitment or departure of key personnel;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	actual or expected sales of our common stock by our stockholders; and

●	the trading volume of our common stock.

In addition, the stock markets, in general, the NASDAQ Capital Market and the market for pharmaceutical companies in particular, may experience a loss of investor confidence. Such loss of investor confidence may result in extreme price and volume fluctuations in our common stock that are unrelated or disproportionate to the operating performance of our business, financial condition or results of operations. These broad market and industry factors may materially harm the market price of our common stock and expose us to securities class action litigation. Such litigation, even if unsuccessful, could be costly to defend and divert management’s attention and resources, which could further materially harm our financial condition and results of operations.

Future sales of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 15, 2013, we had 50,832,933 shares of common stock outstanding, all of which shares, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, all of the shares of common stock issuable upon exercise of warrants will be freely tradable without restriction or further registration upon issuance.

Our stockholders may experience significant dilution as a result of future equity offerings or issuances and exercise of outstanding options and warrants.

In order to raise additional capital or pursue strategic transactions, we may in the future offer, issue or sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock. Our stockholders may experience significant dilution as a result of future equity offerings or issuance. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders. As of March 15, 2013, we have a significant number of securities convertible into, or allowing the purchase of, our common stock, including 4,054,326 remaining shares of common stock issuable upon conversion of our Series A 0% convertible preferred stock issued in the registered direct offering closed on February 26, 2013 and 13,818,772 shares of common stock issuable upon exercise of warrants outstanding, 3,234,948 options to purchase shares of our common stock and restricted stock awards outstanding, and 2,153,974 shares of common stock reserved for future issuance under our stock incentive plans.  Under the Controlled Equity Offering SM Sales Agreement entered into with Cantor Fitzgerald & Co. on February 1, 2013, we may offer and sell, from time to time through “at-the-market” offerings, up to an aggregate of $25 million of shares of our common stock. In connection with the Series A 0% convertible preferred stock offering, the Company agreed to not sell any ATM Shares for a period of one year from February 26, 2013.

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

Our ability to use net operating losses to offset future taxable income are subject to certain limitations.

We currently have significant net operating losses (NOLs) that may be used to offset future taxable income. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. During 2012 and 2011, the Company performed analyses to determine if there were changes in ownership, as defined by Section 382 of the Internal Revenue Code that would limit its ability to utilize certain net operating loss and tax credit carryforwards. The Company determined that it experienced an ownership change, as defined by Section 382, in connection with its registered direct and private placement offerings on July 25, 2011.  As a result, the utilization of the Company’s federal tax net operating loss carryforwards generated prior to the ownership change is limited. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, which would significantly limit our ability to utilize NOLs to offset future taxable income.

We have never paid dividends on our common stock in the past and do not anticipate paying cash dividends on our common stock in the foreseeable future.

We have never declared or paid cash dividends on our common stock.  We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future for holders of our common stock.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.           PROPERTIES

In 2011, the Company executed a lease with Brandywine Operating Partnership, L.P. (Brandywine), a Delaware limited partnership for a 10,870 square foot premises located in Lawrenceville, New Jersey.  In October 2011, the Company relocated its offices to Lawrenceville, New Jersey from Columbia, Maryland.  The lease has a term of 66 months and provides for 6 months rent free, with the first monthly rent payment of approximately $23,000 due in April 2012.  Also, as required by the lease, the Company provided Brandywine with an irrevocable and unconditional standby letter of credit for $250,000, which the Company secured with an escrow deposit at its banking institution of this same amount.  The standby letter of credit will be reduced by $50,000 on each of the 19th, 31st and 43rd months from the initial term, with the remaining $100,000 amount remaining until the Lease Term has expired.

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

	High	Low
YEAR ENDED DECEMBER 31, 2012
First Quarter (January 1 – March 31, 2012)	$2.22	$1.64
Second Quarter (April 1 – June 30, 2012)	$3.13	$1.76
Third Quarter (July 1 – September 30, 2012)	$5.90	$2.85
Fourth Quarter (October 1 – December 31, 2012)	$8.83	$4.30

YEAR ENDED DECEMBER 31, 2011
First Quarter (January 1 – March 31, 2011)	$2.97	$2.18
Second Quarter (April 1 – June 30, 2011)	$3.37	$2.16
Third Quarter (July 1 – September 30, 2011)	$4.23	$2.50
Fourth Quarter (October 1 – December 31, 2011)	$3.67	$1.69

YEAR ENDED DECEMBER 31, 2010
First Quarter (January 1 – March 31, 2010)	$4.69	$2.76
Second Quarter (April 1 – June 30, 2010)	$5.44	$3.13
Third Quarter (July 1 – September 30, 2010)	$3.42	$2.97
Fourth Quarter (October 1 – December 31, 2010)	$3.63	$2.01

On March 15, 2013, the last reported sale price for our Common Stock on the NASDAQ Capital Market was $1.06. As of March 15, 2013, there were approximately 12,500 stockholders of record of our Common Stock.

Performance Graph

The following graph compares the percentage change in the cumulative return to the stockholders of our common stock during the five year period ended December 31, 2012 with the cumulative return the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the same periods.

The graph assumes that $100 was invested on December 31, 2007 in our common stock or an index, and that all dividends were reinvested.  We have not declared nor paid any dividends on our common stock.  Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

Issuer Purchases Of Equity Securities
None.

ITEM 6.               SELECTED FINANCIAL DATA

The selected financial data set forth below is not necessarily indicative of results of future operations and should be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included in Part II, Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,
Statement of operations data:	2012	2011	2010	2009	2008
(in thousands, except per share data)
Licensing revenue	$-	$2,000	$-	$-	$2,500

Research and development expense	15,770	19,864	14,714	13,681	12,006
General and administrative expense	6,373	5,155	4,923	3,327	2,043
Total operating expense	22,143	25,019	19,637	17,008	14,049

Operating loss	(22,143)	(23,019)	(19,637)	(17,008)	(11,549)
Other (loss) income	(4,426)	(204)	819	1,006	(237)
Net loss	$(26,569)	$(23,223)	$(18,818)	$(16,002)	$(11,786)

Net loss per share (basic and diluted)	$(0.76)	$(1.11)	$(1.52)	$(1.43)	$(1.16)
Weighted average shares used in computing net loss per share	26,568	20,918	12,375	10,655	10,149

	As of December 31,
Balance sheet data:	2012	2011	2010	2009	2008
(in thousands)
Cash and cash equivalents	$14,991	$20,145	$1,139	$6,923	$3,456
Investment securities, available for sale (including interest receivable on investments)	8,104	10,401	396	5,695	4,061
Working capital (deficit)	18,644	25,356	(4,769)	10,369	18,889

Total assets	25,359	32,649	2,525	14,805	23,688
Common stock warrant liability	4,284	166	248	822	-
Non current liabilities	8,392	303	305	1,018	28
Total liabilities	13,397	6,456	7,101	4,769	3,962
Total stockholders’ equity (deficit)	11,962	26,194	(4,576)	10,036	19,726

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

Overview

Celsion is an oncology drug development company focused on the development of treatments for those suffering with difficult to treat forms of cancer. We are working to develop and commercialize more efficient and effective targeted chemotherapeutic oncology drugs based on our proprietary heat-activated liposomal technology. The promise of this drug technology is to maximize efficacy while minimizing side effects common to cancer treatments.

Significant Events

ThermoDox®

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

The HEAT Study for Primary Liver Cancer

The HEAT study for ThermoDox®, in combination with radiofrequency ablation (RFA), is being conducted under a Special Protocol Assessment agreed to with the U.S. Food and Drug Administration (FDA). The Special Protocol Assessment agreed to with the FDA specified Progression Free Survival (PFS) as the HEAT study’s primary endpoint. We scheduled a meeting with the HEAT study independent Data Monitoring Committee (DMC) on January 30, 2013 in order to conduct an analysis of the HEAT study’s PFS endpoint. Following review by the DMC, on January 31, 2013, we announced that ThermoDox® in combination with RFA did not meet the primary endpoint of the HEAT study in patients with hepatocellular carcinoma (HCC), also known as primary liver cancer. Specifically, we determined, after conferring with the DMC, that the HEAT study did not meet the goal of demonstrating persuasive evidence of clinical effectiveness that could form the basis for regulatory approval in the population chosen for the HEAT study. The HEAT study was designed to show a 33 percent improvement in PFS with 80 percent power and a p-value = 0.05. In the trial, ThermoDox® was well-tolerated with no unexpected serious adverse events. We will continue following the patients enrolled in the HEAT study to the secondary endpoint, overall survival.

We will also conduct additional analyses of the data from the HEAT study to assess the future strategic value of ThermoDox®. We plan to continue with related partnerships, such as our arrangement with Zhejiang Hisun Pharmaceutical Co. Ltd. (Hisun) described below, to the extent feasible. In addition, we will assess our product pipeline and research and development priorities. As we evaluate strategic alternatives, we will need to consider a number of factors, including investment in, or acquisition of, complementary businesses, technologies or products, possible capital raising transactions, partnering opportunities and working capital requirements. We expect that the strength of our balance sheet will afford us the opportunity to evaluate our future development plans. However, as demonstrated by the HEAT study results announced on January 31, 2013, drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval. The timing and the outcome of clinical results is extremely difficult to predict. Clinical development successes and failures can have a disproportionate positive or negative impact on our scientific and medical prospects, financial prospects, financial condition and market value.

Prior to the HEAT study results announced on January 31, 2013, and consistent with our global regulatory strategy, we announced on April 23, 2012, that randomization of at least 200 patients in the People’s Republic of China (PRC), a requirement for registrational filing in the PRC, had been completed. The HEAT study had already enrolled a sufficient number to support registrational filings in South Korea and Taiwan, two important markets for ThermoDox®. The future of these activities will be part of our strategic planning as we analyze the data announced on January 31, 2013 and will affect our partnership with Hisun described below.

On May 6, 2012, we entered into a long term commercial supply agreement with Hisun for the production of ThermoDox® in the mainland China, Hong Kong and Macau (the China territory). In accordance with the terms of the agreement, Hisun will be responsible for providing all of the technical and regulatory support services, including the costs of all technical transfer, registrational and bioequivalence studies, technical transfer costs, Celsion consultative support costs and the purchase of any necessary equipment and additional facility costs necessary to support capacity requirements for the manufacture of ThermoDox®. We will repay Hisun for the aggregate amount of these development costs and fees commencing on the successful completion of three registrational batches of ThermoDox®. The batches are expected to be successfully produced in mid-2013, and repayment of the development costs will occur at any time on or prior to the fourth year anniversary of the signing of the agreement, which we expect in total to be approximately $2.0 million. Hisun is also obligated to certain performance requirements under the agreement. The agreement is initially limited to a percentage of the production requirements of ThermoDox® in the China territory with Hisun retaining an option for additional global supply after local regulatory approval in the China territory. In addition, Hisun will collaborate with us in relation to the regulatory approval activities for ThermoDox® with the China State Food and Drug Administration (SFDA).

On January 18, 2013, we broadened our relationship with Hisun by entering into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable research and development fee of $5.0 million to support our development of ThermoDox® and we will provide research data and other technical support in relation to a regulatory filing by Hisun with the SFDA for approval of ThermoDox® for manufacturing and sale in the China territory.

On January 18, 2013, we also entered into an exclusive option agreement with Hisun, terminable at any time by Hisun, under which we granted Hisun an option to enter into an exclusive license agreement with us for the manufacturing and commercialization of ThermoDox® with respect to all indications in the China territory under the terms and conditions set forth in the exclusive option agreement and other customary terms and conditions to be set forth in the license agreement, if any. Hisun agreed to pay us an additional $5.0 million within sixty days after the signing of the exclusive option agreement if it has not been terminated within such time period. The exclusive option agreement contemplated payments of an upfront license fee, milestone payments and royalties to Celsion if the exclusive license agreement were entered into.

Following our announcement on January 31, 2013 that ThermoDox® in combination with radiofrequency ablation did not meet the primary endpoint of the Phase III clinical trial for primary liver cancer, Hisun has elected to terminate the exclusive option agreement and not to pursue the option to enter into an exclusive license agreement with us for the China territory, which termination took effect as of February 1, 2013. As a result of the termination, we will not receive the additional $5 million payment or any future payment originally contemplated by the exclusive option agreement. The technology development contract will remain in effect while we and Hisun continue to collaborate and are evaluating next steps in relation to ThermoDox®, which include the sub-group analysis of the Chinese cohort of patients in the HEAT study and other activities to further the development of ThermoDox® for the China territory.

ThermoDox® in Relation to Cancers other than Primary Liver Cancer

In 2009, we formed a joint research agreement with Philips Healthcare, a division of Royal Philips Electronics, to evaluate the combination of Philips’ high intensity focused ultrasound (HIFU) with ThermoDox® to determine the potential of this combination to treat a broad range of cancers. As a result of our progress to clinical development status, we are currently negotiating a new agreement with Philips. In August 2012, we announced FDA clearance to commence a Phase II study of ThermoDox® and Philip’s Sonalleve® MR-Guided HIFU technology for the palliation of painful metastases to the bone caused by lung, prostate or breast cancers.

In June 2012, we announced a collaboration with the University of Oxford to begin a clinical study of ThermoDox® plus HIFU in the treatment of metastatic liver cancer. The trial, which is supported by the National Institute for Health Research Oxford Biomedical Research Centre, will be carried out as a multidisciplinary collaboration between us, the Oxford University Institute of Biomedical Engineering and the Oxford University Hospitals NHS Trust. This early phase clinical study is being finalized and will require approval from a local ethics committee. Treatment of the first patient is targeted for the first half of 2013.

We are also working with the Focused Ultrasound Foundation in preclinical studies designed to explore the use of ThermoDox® in combination with MR-guided HIFU for the treatment of pancreatic cancer. The studies are being conducted at the University of Washington (UW) School of Medicine. The UW research is expected to include animal models to confirm the ability of HIFU to target high concentrations of doxorubicin in proprietary pancreatic cancer cell lines and in vivo studies to assess the response to these tumors treated using ThermoDox® with and without HIFU-induced hyperthermia. We believe that these collaborations are just the beginning for combining important device technologies such as HIFU with our low heat activated liposomal technology.

In addition to the collaborations outlined above, we have two ongoing clinical studies: a Phase II study of ThermoDox® in combination with RFA for the treatment of colorectal liver metastases (the ABLATE study) and a Phase II study of ThermoDox® in combination with hyperthermia for the treatment of recurrent chest wall (RCW) breast cancer (the DIGNITY study). The primary study endpoint for the ABLATE study is based on one year local tumor recurrence, with secondary endpoints of time to progression and overall survival. The DIGNITY study has opened for enrollment with the activation of three clinical sites. The primary study endpoint of the DIGNITY study is bioequivalence of the drug supplied by our second U.S. manufacturing site, with the secondary endpoint of tumor response based on RECIST criteria. The continuation of these studies will be subject to a detailed analysis of the data from the HEAT study to assess the future strategic value of our product pipeline and research and development priorities.

Equity and Debt Financing

During 2012, we received approximately $10.2 million of gross proceeds from the exercise of warrants to purchase approximately 3.8 million shares of the Company’s common stock and $0.7 million of gross proceeds from the exercise of options to purchase approximately 0.2 million shares of the Company’s common stock.

On June 27, 2012, the Company entered into a Loan and Security Agreement (the “Credit Agreement”) with Oxford Finance LLC (“Oxford”) and Horizon Technology Finance Corporation (“Horizon”). The Credit Agreement provides for a secured term loan of up to $10 million, with 50% of any loans to be funded by Oxford and 50% to be funded by Horizon. The aggregate loan amount may be advanced in two tranches of $5 million each. The first tranche (the “Term A Loan”) was made available to the Company on June 27, 2012 and the second tranche (the “Term B Loan”) was to be made available, if at all, during the period beginning on the date that the Company achieved positive data in its Phase III clinical trial of RFA and ThermoDox® (the HEAT study) and ending on March 31, 2013.  On January 31, 2013, the Company announced it did not meet the primary endpoint of the HEAT study, therefore the second tranche will not be drawn down.

The Term A Loan is scheduled to mature on October 15, 2015.  The proceeds of the Credit Agreement will be used to fund the Company’s working capital and general corporate purposes. The obligations under the Credit Agreement are secured by substantially all assets of the Company other than its intellectual property and certain other agreed-upon exclusions. The Term A Loan bears interest at a fixed rate of 11.75%. For an initial period extending for the Term A Loan through May 1, 2013, the Company is only required to make interest payments, after which the Company is required to make consecutive equal monthly payments of principle and interest to each lender as calculated pursuant to the Credit Agreement. The Company was also obligated to pay other customary facility fees for a credit facility of this size and type.

As a fee in connection with the Credit Agreement, the Company issued warrants to Horizon and Oxford to purchase the number of shares of the Company’s common stock equal to 3% of each loan amount divided by the exercise price equal to $2.92 per share, which is calculated as the average NASDAQ closing price of Celsion common stock for the three days prior to the funding of the loan amount. This results in 51,370 warrant shares issuable in connection with the Term A Loan. The warrants are immediately exercisable for cash or by net exercise and will expire seven years after their issuance.

On January 18, 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable research and development fee of $5 million to support our development of ThermoDox® and we will provide research data and other technical support in relation to a regulatory filing by Hisun with the SFDA for approval of ThermoDox® for manufacturing and sale in mainland China, Hong Kong and Macau.  On January 18, 2013, we also entered into an exclusive option agreement with Hisun, terminable at any time by Hisun, under which we granted Hisun an option to enter into an exclusive license agreement with us for the manufacturing and commercialization of ThermoDox® with respect to all indications in the China territory under the terms and conditions set forth in the exclusive option agreement and other customary terms and conditions to be set forth in the license agreement, if any.  Hisun agreed to pay us an additional $5 million within sixty days after the signing of the exclusive option agreement if it has not been terminated within such time period. The exclusive option agreement contemplated payments of an upfront license fee, milestone payments and royalties to us if the exclusive license agreement were entered into.

Following our announcement on January 31, 2013 that ThermoDox® in combination with RFA did not meet the primary endpoint of the Phase III clinical trial for primary liver cancer, Hisun elected to terminate the exclusive option agreement and not to pursue the option to enter into an exclusive license agreement with us for the China territory, which termination took effect as of February 1, 2013. As a result of the termination, we will not receive the additional $5 million payment or any future payment originally contemplated by the exclusive option agreement. The technology development contract will remain in effect while Hisun and we continue to collaborate and are evaluating next steps in relation to ThermoDox®, which include the sub-group analysis of the Chinese cohort of patients in the Phase III clinical trial for primary liver cancer and other activities to further the development of ThermoDox® for mainland China, Hong Kong and Macau.

On February 1, 2013, the Company entered into a Controlled Equity Offering SM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which Celsion may offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (the “ATM Shares”).  The ATM Shares will be issued pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 the base prospectus dated September 14, 2012, filed as part of such Registration Statement, and the prospectus supplement dated February 1, 2013, filed by the Company with the Securities and Exchange Commission. Under the Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the our common stock or to or through a market maker.  From February 1, 2013 through February 25, 2013, the Company has sold and issued 5,381,670 ATM shares under the ATM Agreement, receiving approximately $6.8 million in net proceeds.

Celsion intends to use the net proceeds from the offering for general corporate purposes, including research and development activities, capital expenditures and working capital.  The Company is not obligated to sell any ATM Shares under the ATM Agreement.  Subject to the terms and conditions of the ATM Agreement, Cantor will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The NASDAQ Capital Market, to sell ATM Shares from time to time based upon the Company’s instructions, including any price, time or size limits or other customary parameters or conditions Celsion may impose.  In addition, pursuant to the terms and conditions of the ATM Agreement and subject to the instructions of Celsion, Cantor may sell ATM Shares by any other method permitted by law, including in privately negotiated transactions.

The ATM Agreement will terminate upon the earlier of (i) the sale of Shares under the ATM Agreement having an aggregate offering price of $25.0 million and (ii) the termination of the ATM Agreement by Cantor or the Company. The ATM Agreement may be terminated by Cantor or Celsion at any time upon 10 days' notice to the other party, or by Cantor at any time in certain circumstances, including the occurrence of a material adverse change in Celsion.  The Company will pay Cantor a commission of 3.0% of the aggregate gross proceeds from each sale of ATM Shares and has agreed to provide Cantor with customary indemnification and contribution rights. The Company also agreed to reimburse Cantor for legal fees and disbursements, not to exceed $50,000 in the aggregate, in connection with entering into the ATM Agreement. In connection with the preferred stock offering discussed below, the Company agreed to not sell any ATM Shares for a period of one year from February 26, 2013.

On February 22, 2013, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company agreed to sell, in a registered offering, an aggregate of 15,000.00422 shares of its Series A 0% convertible preferred stock and the warrants to purchase shares of its common stock, for an aggregate purchase price of approximately $15.0 million (the Preferred Stock Offering). The closing of the Preferred Stock Offering occurred on February 26, 2013, in which the Company received approximately $15.0 million in gross proceeds. Subject to certain ownership limitations, shares of Series A 0% convertible preferred stock are convertible, at the option of the holder thereof, into an aggregate of up to 12,072,438 shares of common stock, and the warrants are exercisable to purchase an aggregate of up to 6,036,219 shares of common stock. Each warrant has an exercise price of $1.18 per share, equal to the closing bid price of common stock on February 21, 2013. The warrants are immediately exercisable and expire five years after its issuance. As of March 15, 2013, the Company has issued an aggregate of 8,018,112 shares of common stock upon conversion of 9,963 shares of the Series A 0% convertible preferred stock.

During the first quarter of 2013 thus far, we received approximately $0.4 million of gross proceeds from the exercise of warrants and options to purchase approximately 120,516 shares of the Company’s common stock.

We believe that our cash and investment resources of $23.1 million on hand at December 31, 2012, as well as the $26 million of net proceeds the Company collectively received in the first quarter of 2013 from the warrant exercises, the non-refundable payment from Hisun under the technology development agreement, the ATM Agreement and the Preferred Stock Offering, is sufficient to fund operations through 2015.

However, our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other uses of cash. To complete the development and commercialization of our products, we will need to raise substantial amounts of additional capital to fund our operations. We do not have any committed sources of financing and cannot give assurance that alternate funding will be available in a timely manner, on acceptable terms or at all. We may need to pursue dilutive equity financings, such as the issuance of shares of common stock, convertible debt or other convertible or exercisable securities, which financings could dilute the percentage ownership of our current common stockholders and could significantly lower the market value of our common stock.  Please refer to Item IA, Risk Factors, including, but not limited to, “We will need to raise substantial additional capital to fund our planned future operations, and we may be unable to secure such capital without dilutive financing transactions. If we are not able to raise additional capital, we may not be able to complete the development, testing and commercialization of our product candidates.”

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

Stock-Based Compensation

We follow the provisions of ASC topic 718 “Compensation” which requires the expense recognition over a service period for the fair value of share based compensation awards, such as stock options, restricted stock and performance based shares.  This standard allows us to establish modeling assumptions as to expected stock price volatility, option terms, forfeiture and dividend rates, which directly impact estimated fair value as determined.  Our practice is to utilize reasonable and supportable assumptions which are reviewed with our board of directors and its appropriate committee.

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

Results of Operations

Comparison of Fiscal Year Ended December 31, 2012 and Fiscal Year Ended December 31, 2011.

Licensing Revenue

We had no licensing revenue for the year ended December 31, 2012.  In the first quarter of 2011, we recognized $2 million in licensing revenue after amending our development, product supply and commercialization agreement for ThermoDox® with Yakult Honsha Co. to provide for accelerated payments of up to $4 million in future milestone payments, including $2 million that was paid to us on January 12, 2011, in exchange for a reduction in product approval milestones that we may receive in the future under the Yakult Agreement.

Research and Development Expenses

Research and Development (R&D) expenses decreased to $15.8 million in 2012 compared to $19.9 million in 2011.  Costs associated with our Phase III HEAT study decreased to $7.7 million in 2012 compared to $12.1 million in 2011.  This decrease is primarily the result of reaching enrollment targets for this pivotal study in the second quarter of 2012.  Costs associated with our recurrent chest wall breast cancer clinical trial (RCW) remained relatively unchanged at $0.4 million in 2012 and 2011.  Costs associated with the Company’s CRLM trial were $0.2 million in 2012 compared to $0.3 million in 2011. Other clinical related expenses decreased slightly to $1.5 million in 2012 compared to $1.6 million in 2011.  Preclinical costs increased slightly to $0.9 million in 2012 compared to $0.8 million in 2011. Costs associated with regulatory activities increased to $1.1 million in 2012 compared to $0.6 million in 2011 as the Company prepared for a potential submission of a New Drug Application (NDA) in the event of positive data from the HEAT Study. Costs associated with the production of ThermoDox® decreased to $4.0 million in 2012 compared to $4.3 million in 2011 primarily due to the timing of registration batches and ongoing development of manufacturing capabilities for ThermoDox®.

General and Administrative Expenses

General and administrative expenses increased to $6.4 million in 2012 compared to $5.2 million in 2011.  This increase is largely the result of an increase in professional fees related to product market analysis, business development activities, and personnel costs in 2012 compared to 2011.

Change in common stock warrant liability

A common stock warrant liability was incurred as a result of warrants issued in a public offering in September 2009.  This liability is calculated at its fair market value using the Black-Scholes option-pricing model and is adjusted at the end of each quarter.  During 2012 we recorded a non-cash charge of $4.1 million based on the change in this fair value in 2012.  During 2011 we recorded a non-cash benefit of $0.1 million based on the change in this fair value during 2011.

Investment income and interest expense

Investment income was $0.1 million in 2012 compared to $0.2 million in 2011.  Interest expense in 2012 was $0.4 million mostly as a result of interest charges the Company incurred in connection with the Company’s $5.0 million Venture Debt Loan facility. In connection with the shares of preferred stock we issued in our January 2011 preferred stock offering, we incurred dividend charges of approximately $0.5 million in 2011.

Other (expense) income

Other (expense) income for 2012 and 2011 was not significant.

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

Research and Development Expenses

Research and Development (R&D) expenses increased to $19.9 million in 2011 compared to $14.7 million in 2010.  Costs associated with our Phase III HEAT study increased to $12.1 million in 2011 compared to $8.2 million in 2010.  This increase is primarily the result of costs for investigator grants, monitoring costs and milestone payments associated with higher patient enrollment levels for the Phase III HEAT study.  Costs associated with our recurrent chest wall breast cancer clinical trial (RCW) decreased to $0.4 million in 2011 compared to $0.6 million in 2010. We completed the Phase I portion of this trial in the first half of 2011.  In 2011, we initiated a Phase II study of ThermoDox® in combination with radiofrequency ablation (RFA) for the treatment of colorectal liver metastases (CRLM).  Costs associated with the Company’s CRLM trial were $0.3 million in 2011. Costs associated with the production of ThermoDox® trials increased to $4.3 million in 2011 compared to $2.9 million in the same period of 2010 primarily due to developing our commercial manufacturing capabilities for ThermoDox®.  Preclinical, regulatory, personnel and other costs remained relatively unchanged at $2.8 million in 2011 from 2010.

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

Interest income and expense

Interest income was $0.2 million in 2011 as a result of the financing activities we completed during 2011.  In connection with the shares of preferred stock we issued in our January 2011 registered direct equity offering, we incurred dividend charges of approximately $0.5 million in 2011. In connection with our July 2011 financings, all outstanding shares of preferred stock mandatorily converted into common stock in August 2011.  Interest income and interest expense were not significant in 2010.

Other income

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

Financial Condition, Liquidity and Capital Resources

Since our inception, we have incurred significant losses and negative cash flows from operations. We have financed our operations primarily through the net aggregate proceeds of $43 million we received from the divestiture of our medical device business to Boston Scientific in 2007 (paid to us in installments of $13 million in 2007 and $15 million in each of 2008 and 2009), amounts received under our product licensing agreement with Yakult and a series of equity financings. The process of developing and commercializing ThermoDox® requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts. We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future. Our expenses have significantly and regularly exceeded our revenues, and we had an accumulated deficit of $151 million at December 31, 2012.

At December 31, 2012 we had total current assets of $23.6 million (including cash, cash equivalents and short term investments and related interest receivable on short term investments of  $23.1 million) and current liabilities of $5.0 million, resulting in net working capital of $18.6 million. At December 31, 2011, we had total current assets of $31.5 million (including cash, cash equivalents and short term investments and related interest receivable on short term investments of $30.5 million) and current liabilities of $6.2 million, resulting in working capital of $25.3 million.

During 2012, we received approximately $10.2 million of gross proceeds from the exercise of warrants to purchase approximately 3.8 million shares of the Company’s common stock and $0.7 million of gross proceeds from the exercise of options to purchase approximately 0.2 million shares of the Company’s common stock.

On June 27, 2012, the Company entered into a Loan and Security Agreement (the “Credit Agreement”) with Oxford Finance LLC (“Oxford”) and Horizon Technology Finance Corporation (“Horizon”). The Credit Agreement provides for a secured term loan of up to $10 million, with 50% of any loans to be funded by Oxford and 50% to be funded by Horizon. The aggregate loan amount may be advanced in two tranches of $5 million each. The first tranche (the “Term A Loan”) was made available to the Company on June 27, 2012 and the second tranche (the “Term B Loan”) was to be made available, if at all, during the period beginning on the date that the Company achieved positive data in its Phase III clinical trial of RFA and ThermoDox® (the HEAT study) and ending on March 31, 2013.  On January 31, 2013, the Company announced it did not meet the primary endpoint of the HEAT study, therefore the Term B Loan will not be drawn down.

The Term A Loan is scheduled to mature on October 15, 2015. The proceeds of the Credit Agreement will be used to fund the Company’s working capital and general corporate purposes. The obligations under the Credit Agreement are secured by substantially all assets of the Company other than its intellectual property and certain other agreed-upon exclusions.  The Term A Loan bears interest at a fixed rate of 11.75%. For an initial period extending for the Term A Loan through May 1, 2013, the Company is only required to make interest payments, after which the Company is required to make consecutive equal monthly payments of principle and interest to each lender as calculated pursuant to the Credit Agreement. The Company was also obligated to pay other customary facility fees for a credit facility of this size and type.

As a fee in connection with the Credit Agreement, the Company issued warrants to Horizon and Oxford to purchase the number of shares of the Company’s common stock equal to 3% of each loan amount divided by the exercise price equal to $2.92 per share, which is calculated as the average NASDAQ closing price of Celsion common stock for the three days prior to the funding of the loan amount. This results in 51,370 warrant shares issuable in connection with the Term A Loan. The warrants are immediately exercisable for cash or by net exercise and will expire seven years after their issuance.

During the first quarter of 2013 thus far, we received approximately $0.4 million of gross proceeds from the exercise of warrants and options to purchase approximately 120,516 shares of the Company’s common stock.

On January 18, 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable research and development fee of $5 million to support our development of ThermoDox® and we will provide research data and other technical support in relation to a regulatory filing by Hisun for approval of ThermoDox® for manufacturing and sale in mainland China, Hong Kong and Macau. Following our announcement on January 31, 2013 that the HEAT study failed to meet its primary endpoint, we and Hisun continue to collaborate and evaluate next steps in relation to ThermoDox®, which include the sub-group analysis of the Chinese cohort of patients in the Phase III clinical trial for primary liver cancer and other activities to further the development of ThermoDox® for mainland China, Hong Kong and Macau.

On February 1, 2013, the Company entered into a Controlled Equity Offering SM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which Celsion may offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (the “ATM Shares”).  The ATM Shares will be issued pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 the base prospectus dated September 14, 2012, filed as part of such Registration Statement, and the prospectus supplement dated February 1, 2013, filed by the Company with the Securities and Exchange Commission. Under the Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the our common stock or to or through a market maker.  From February 1, 2013 through February 20, 2013, the Company has sold and issued 5,381,670 ATM shares under the ATM Agreement, receiving approximately $6.8 million in net proceeds.

Celsion intends to use the net proceeds from the offering for general corporate purposes, including research and development activities, capital expenditures and working capital.  The Company is not obligated to sell any ATM Shares under the ATM Agreement.  Subject to the terms and conditions of the ATM Agreement, Cantor will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The NASDAQ Capital Market, to sell ATM Shares from time to time based upon the Company’s instructions, including any price, time or size limits or other customary parameters or conditions Celsion may impose. In addition, pursuant to the terms and conditions of the ATM Agreement and subject to the instructions of Celsion, Cantor may sell ATM Shares by any other method permitted by law, including in privately negotiated transactions. In connection with the preferred stock offering discussed below, the Company agreed to not sell any ATM Shares for a period of one year from February 26, 2013.

The ATM Agreement will terminate upon the earlier of (i) the sale of Shares under the ATM Agreement having an aggregate offering price of $25.0 million and (ii) the termination of the ATM Agreement by Cantor or the Company. The ATM Agreement may be terminated by Cantor or Celsion at any time upon 10 days' notice to the other party, or by Cantor at any time in certain circumstances, including the occurrence of a material adverse change in Celsion.  The Company will pay Cantor a commission of 3.0% of the aggregate gross proceeds from each sale of ATM Shares and has agreed to provide Cantor with customary indemnification and contribution rights. The Company also agreed to reimburse Cantor for legal fees and disbursements, not to exceed $50,000 in the aggregate, in connection with entering into the ATM Agreement. In connection with the preferred stock offering discussed below, the Company agreed to not sell any ATM Shares for a period of one year from February 26, 2013.

On February 22, 2013, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company agreed to sell, in a registered offering, an aggregate of 15,000.00422 shares of its Series A 0% convertible preferred stock and the warrants to purchase shares of its common stock, for an aggregate purchase price of approximately $15.0 million (the Preferred Stock Offering). The closing of the Preferred Stock Offering occurred on February 26, 2013, in which the Company received approximately $15.0 million in gross proceeds. Subject to certain ownership limitations, shares of Series A 0% convertible preferred stock are convertible, at the option of the holder thereof, into an aggregate of up to 12,072,438 shares of common stock, and the warrants are exercisable to purchase an aggregate of up to 6,036,219 shares of common stock. Each warrant has an exercise price of $1.18 per share, equal to the closing bid price of common stock on February 21, 2013. The warrants are immediately exercisable and expire five years after its issuance. As of March 15, 2013, the Company has issued an aggregate of 8,018,112 shares of common stock upon conversion of 9,963 shares of the Series A 0% convertible preferred stock.

We believe that our cash and investment resources of $23.1 million on hand at December 31, 2012, as well as the $26 million of net proceeds the Company collectively received in the first quarter of 2013 from the warrant exercises, the non-refundable payment from Hisun under the technology development agreement, the ATM Agreement and the Preferred Stock Offering, is sufficient to fund operations through 2015.  However, our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other uses of cash.

Net cash used in operating activities for the 2012 was $22.3 million.  Our 2012 net loss included $1.1 million in non-cash stock-based compensation expense and $4.1 million in non-cash charge based on the change in the common stock warrant liability.

Net cash provided by financing activities was $15.5 million during 2012 which consisted of approximately $10.1 million of net proceeds from the exercise of warrants to purchase approximately 3.8 million shares of the Company’s common stock, $0.7 million of gross proceeds from the exercise of options to purchase approximately 0.2 million shares of the Company’s common stock and approximately $5.0 million of gross proceeds from the Credit Agreement.

The $22.3 million net cash used in operating activities was mostly funded from cash and short term investments.  At December 31, 2012, we had cash, cash equivalents and short term investments and related interest receivable on short term investments of  $23.1 million.   We will need substantial additional capital to complete our clinical trials, obtain marketing approvals and to commercialize our products.

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

Contractual Obligations

In 2011, the Company executed a lease with Brandywine Operating Partnership, L.P. (Brandywine), a Delaware limited partnership for a 10,870 square foot premises located in Lawrenceville, New Jersey.  The lease has a term of 66 months and provides for 6 months rent free, with the first monthly rent payment of approximately $23,000 due in April 2012.  Also, as required by the lease, the Company provided Brandywine with an irrevocable and unconditional standby letter of credit for $250,000, which the Company secured with an escrow deposit at its banking institution of this same amount. The standby letter of credit will be reduced by $50,000 on each of the 19th , 31st and 43rd months from the initial term, with the remaining $100,000 amount remaining until the lease term has expired.

In November 2011, the Company financed $144,448 of lab equipment through a capital lease.  This lease obligation has thirty monthly payments of $5,651 through February 2014.  During 2012, the Company made principal and interest payments totaling $67,817.  The outstanding lease obligation is $71,602 as of December 31, 2012.

Following is a summary of the future minimum payments required under leases that have initial or remaining lease terms of one year or more as of December 31, 2012:

For the year ending December 31:	Capital Leases	Operating Leases
2013	$67,817	$280,808
2014	11,303	286,243
2015	—	291,678
2016	—	297,113
2017 and beyond	—	99,643
Total minimum lease payments	79,120	$1,255,485
Less amounts of lease payments that represent interest	7,518
Present value of future minimum capital lease payments	71,602
Less current obligations under capital leases	60,711
	$10,891

Following is a schedule of future principle payments due on the Credit Agreement as discussed above:

Credit Agreement
For the year ending December 31:
2013	$1,349,744
2014	1,994,032
2015	1,656,224
$5,000,000

Off-Balance Sheet Arrangements

We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at December 31, 2012 by an immaterial amount. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments. As of December 31, 2012, our investments consisted of investments in corporate notes and obligations or in money market accounts and checking funds with variable market rates of interest. We believe our credit risk is immaterial.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, supplementary data and report of independent registered public accounting firm are filed as part of this report on pages F-1 through F-29 and incorporated herein by reference.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.          CONTROLS AND PROCEDURES

(a)           Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2012, which is the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO Framework).  Based on its evaluation, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2012.

This Annual Report on Form 10-K includes an attestation report of the Company’s independent registered public accounting firm, Stegman and Company, regarding internal control over financial reporting.

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

(c)           Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting in the fiscal quarter ended December 31, 2012, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

This Annual Report on Form 10-K includes an attestation report of the Company’s independent registered public accounting firm, Stegman and Company, regarding internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is herein incorporated by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

2.   FINANCIAL STATEMENT SCHEDULES

All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

3.   EXHIBITS

The following documents are included as exhibits to this report:

EXHIBIT NO.	DESCRIPTION
3.1	Certificate of Incorporation of Celsion, as amended, incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2004.

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

3.4
Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed on February 26, 2013.

3.5	By-laws of the Company, as amended and restated, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed December 1, 2011.

4.1	Form of Common Stock Certificate, par value $0.01, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K of the Company for the year ended September 30, 2000.

4.2	Form of Common Stock Warrant, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company, filed with the SEC on September 28, 2009.

4.3
Registration Rights Agreement, dated June 17, 2010, by and between Celsion Corporation and Small Cap Biotech Value, Ltd., incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company, filed with the SEC on June 18, 2010.

4.4	Form of Common Stock Warrant, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on January 18, 2011.

4.5	Form of Common Stock Warrant incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2011.

4.6
Registration Rights Agreement, dated May 26, 2011, by and among Celsion Corporation and the purchasers named therein, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 2, 2011.

4.7	Form of Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 6, 2011.

4.8
Registration Rights Agreement, dated July 25, 2011, by and between Celsion Corporation and the purchasers named therein, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 25, 2011.

4.9	Form of Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 25, 2011.

4.10	Form of Warrant to Purchase Common Stock, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on July 25, 2011.

4.11	Form Warrant to Purchase Common Stock Purchase, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on December 6, 2011.

4.12
Registration Rights Agreement, dated December 1, 2011, by and between Celsion Corporation and the purchasers named therein, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on December 6, 2011.

4.13
Warrant to Purchase Stock, dated June 27, 2012, by and between Celsion Corporation and Oxford Financing LLC, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2012.

4.14
Warrant to Purchase Stock, dated June 27, 2012, by and between Celsion Corporation and Horizon Technology Finance Corporation, incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2012.

4.15	Form of Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company, filed on February 26, 2013.

10.1***	Celsion Corporation 2004 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2004.

10.2***	Celsion Corporation 2007 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on June 7, 2012.

10.3***
Form of Restricted Stock Agreement for Celsion Corporation 2004 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2006.

10.4***
Form of Stock Option Grant Agreement for Celsion Corporation 2004 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2006.

10.5***
Form of Restricted Stock Agreement for Celsion Corporation 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1.5 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2007.

10.6***
Form of Stock Option Grant Agreement for Celsion Corporation 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit10.1.6 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2007.

10.7***
Restricted Stock Agreement, dated October 3, 2006, between Celsion Corporation and William Hahne, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on October 10, 2006.

10.8***
Stock Option Grant Agreement, dated October 3, 2006, between Celsion Corporation and William Hahne, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed on October 10, 2006.

10.9***
Stock Option Agreement effective January 3, 2007, between Celsion Corporation and Michael H. Tardugno, incorporated herein by reference Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on January 3, 2007.

10.10***
Employment Agreement, effective January 3, 2007, between Celsion Corporation and Mr. Michael H. Tardugno, incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Company, filed on December 21, 2006.

10.11***
Employment Agreement, effective March 1, 2009, between the Company and Michael H. Tardugno, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on February 19, 2008.

10.12***
Separation Agreement and General Release, dated January 6, 2010, between Celsion Corporation and Sean Moran, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on January 8, 2010.

10.13***
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

10.16*
Settlement and License Agreement dated February 7, 2007, by and among Celsion Corporation, American Medical Systems and AMS Research Corporation, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2007.

10.17
Loan and Security Agreement, dated as of November 9, 2007, by and between Celsion Corporation and Manufacturers and Traders Trust Company, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on November 14, 2007.

10.18*
Development, Product Supply and Commercialization Agreement, effective December 5, 2008, by and between the Company and Yakult Honsha Co., Ltd., herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Company for the Year Ended December 31, 2008.

10.19*
The 2nd Amendment To The Development, Product Supply And Commercialization Agreement, effective January 7, 2011, by and between the Company and Yakult Honsha Co., Ltd. incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on January 18, 2011.

10.20
Common Stock Purchase Agreement, dated June 17, 2010, by and between Celsion Corporation and Small Cap Biotech Value, Ltd., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 18, 2010.

10.21
Securities Purchase Agreement dated January 12, 2011 by and among Celsion Corporation and the Investors named therein, incorporated herein by reference to Exhibit 10.2 on Form 8-K of the Company filed on January 18, 2011.

10.22
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

10.24
Form of Securities Purchase Agreement, dated July 20, 2011, by and among Celsion Corporation and the purchasers named therein, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 25, 2011

10.25
Form of Purchase Agreement, dated July 20, 2011, by and among Celsion Corporation and the purchasers named therein, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 25, 2011.

10.26
Lease Agreement, executed July 21, 2011, by and between Celsion Corporation and Brandywine Operating Partnership, L.P., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 25, 2011.

10.27***
Offer letter, dated July 8, 2011, by and between Celsion Corporation and Gregory Weaver, incorporated herein by reference to Exhibit 10.37 to the Annual Report on form 10-K/A of the Company for the year ended December 31, 2011.

10.28***
Change in control severance agreement, dated November 29, 2011, by and between Celsion Corporation and Michael H. Tardugno, incorporated herein by reference to Exhibit 10.38 to the Annual Report on Form 10-K/A of the Company for the year ended December 31, 2011.

10.29***
Change in control severance agreement, dated November 29, 2011, by and between Celsion Corporation and Gregory Weaver, incorporated herein by reference to Exhibit 10.39 to the Annual Report on Form 10-K/A of the Company for the year ended December 31, 2011.

10.30***
Change in control severance agreement, dated November 29, 2011, by and between Celsion Corporation and Nicholas Borys, M.D., incorporated herein by reference to Exhibit 10.40 to the Annual Report on Form 10-K/A of the Company for the year ended December 31, 2011.

10.31***
Change in control severance agreement, dated November 29, 2011, by and between Celsion Corporation and Jeffrey W. Church, incorporated herein by reference to Exhibit 10.41 to the Annual Report on Form 10-K/A of the Company for the year ended December 31, 2011.

10.32***
Change in control severance agreement, dated November 29, 2011, by and between Celsion Corporation and Robert A. Reed, incorporated herein by reference to Exhibit 10.42 to the Annual Report on Form 10-K/A of the Company for the year ended December 31, 2011.

10.33***
Form of Purchase Agreement, dated December 1, 2011, by and among Celsion Corporation and the purchasers named therein, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 6, 2011.

10.34*
Technology Development Agreement effective as of May 7, 2012, by and between Celsion Corporation and Zhejiang Hisun Pharmaceutical Co. Ltd., incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2012.

10.35
Loan and Security Agreement, dated June 27, 2012, by and among Celsion Corporation, Oxford Finance LLC, as collateral agent, and the lenders named therein, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2012.

10.36
Controlled Equity OfferingSM Sales Agreement, dated February 1, 2013, by and between Celsion Corporation and Cantor Fitzgerald & Co., incorporated herein by reference to the Current Report on Form 8-K of the Company, filed with the SEC on February 1, 2013.

10.37
Securities Purchase Agreement, dated February 22, 2013, by and among Celsion and the purchasers named therein, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on February 26, 2013.

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

101**
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*
Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

+	Filed herewith.
^	Furnished herewith.
**
Exhibit 101 is being furnished and, in accordance with Rule 406T of Regulation S-T, shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

***	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused its annual report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

CELSION CORPORATION
Registrant
March 18, 2013	By:	/s/ Michael H. Tardugno
Michael H. Tardugno
President and Chief Executive Officer

March 18, 2013	By:	/s/ Gregory Weaver
Gregory Weaver
Senior Vice President and Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ MICHAEL H. TARDUGNO	President and Chief Executive Officer
(Michael H. Tardugno)	(Principal Executive Officer) and Director	March 18, 2013

/s/ GREGORY WEAVER	Senior Vice President and Chief Financial
(Gregory Weaver)	Officer (Principal Financial Officer)	March 18, 2013

/s/ TIMOTHY J. TUMMINELLO	Controller and Chief Accounting Officer	March 18, 2013
(Timothy J. Tumminello)

/s/ MAX E. LINK	Chairman of the Board, Director	March 18, 2013
(Max E. Link, PhD.)

/s/ AUGUSTINE CHOW	Director	March 18, 2013
(Augustine Chow, PhD.)

/s/ FREDERICK J. FRITZ	Director	March 18, 2013
(Frederick J. Fritz)

/s/ ROBERT W. HOOPER	Director	March 18, 2013
(Robert W. Hooper)

/s/ ALBERTO MARTINEZ	Director	March 18, 2013
(Alberto Martinez, MD)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Celsion Corporation
Lawrenceville, New Jersey

We have audited the accompanying balance sheets of Celsion Corporation (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, statements of comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celsion Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Celsion Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Stegman & Company
Baltimore, Maryland
March 18, 2013

CELSION CORPORATION
BALANCE SHEETS
	December 31,
ASSETS	2012	2011
Current assets:
Cash and cash equivalents	$14,991,488	$20,145,854
Investment securities – available for sale	8,037,620	10,157,160
Accrued interest receivable on investment securities	65,925	243,745
Advances and deposits on investigator grants	246,352	758,297
Vendor reimbursements receivable	116,872	-
Other current assets	190,727	203,429
Total current assets	23,648,984	31,508,485

Property and equipment (at cost, less accumulated depreciation of $924,961 and $643,472, respectively)	1,114,621	782,720

Other assets:
Deferred financing fees	306,495	–
Security deposit on letter of credit	250,000	250,000
Patent license fees, net	28,125	35,625
Deposits and other assets	10,693	72,629
Total other assets	595,313	358,254

Total assets	$25,358,918	$32,649,459

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable - trade	$2,339,768	$4,010,203
Other accrued liabilities	1,254,979	2,031,934
Note payable - current portion	1,410,455	110,287
Total current liabilities	5,005,202	6,152,424

Common stock warrant liability	4,283,932	166,398
Note payable – non-current portion	3,661,147	71,602
Other liabilities - noncurrent	446,779	65,467
Total liabilities	13,397,060	6,455,891
Commitments and contingencies

Stockholders’ equity:
Common stock - $0.01 par value (75,000,000 shares authorized; 37,967,708 and 33,899,057 shares issued at December 31, 2012 and 2011 and 37,302,785 and 33,186,325 shares outstanding at December 31, 2012 and 2011, respectively)	379,677	338,991
Preferred Stock - $0.01 par value (100,000 shares authorized, 5,000 shares issued and zero shares outstanding at December 31, 2012 and 2011)	–	–
Additional paid-in capital	165,276,069	153,237,225
Accumulated other comprehensive loss	(126,607)	(276,700)
Accumulated deficit	(150,876,770)	(124,221,823)
Subtotal	14,652,369	29,077,693
Treasury stock, at cost (664,923 and 712,732 shares at December 31, 2012 and 2011, respectively)	(2,690,511)	(2,884,125)
Total stockholders’ equity	11,961,858	26,193,568

Total liabilities and stockholders’ equity	$25,358,918	$32,649,459

See accompanying notes to the financial statements.

CELSION CORPORATION
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2012	2011	2010

Licensing revenue	$–	$2,000,000	$–

Operating expenses:
Research and development	15,770,166	19,863,836	14,714,460
General and administrative	6,372,551	5,154,933	4,922,967
Total operating expenses	22,142,717	25,018,769	19,637,427

Loss from operations	(22,142,717)	(23,018,769)	(19,637,427)

Other (expense) income:
(Loss) gain from valuation of common stock warrant liability	(4,117,534)	81,733	573,760
Investment income	52,322	174,064	32,289
Interest expense	(359,413)	(501,855)	(31,517)
Other (expense) income	(1,040)	42,149	244,460
Total other (expense) income	(4,425,665)	(203,909)	818,992

Net loss	$(26,568,382)	$(23,222,678)	$(18,818,435)

Net loss per common share – basic and diluted	$(0.76)	$(1.11)	$(1.52)

Weighted average common shares outstanding – basic and diluted	34,789,068	20,917,678	12,375,402

See accompanying notes to the financial statements.

CELSION CORPORATION
STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
	2012	2011	2010

Net loss	$(26,568,382)	$(23,222,678)	$(18,818,435)

Other comprehensive income (loss)
Unrealized gain (loss) on investment securities	150,093	(138,763)	(86,540)

Comprehensive loss	$(26,418,289)	$(23,361,441)	$(18,904,975)

CELSION CORPORATION
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(26,568,382)	$(23,222,678)	$(18,818,435)
Non-cash items included in net loss:
Depreciation and amortization	281,489	169,358	165,480
Change in fair value of common stock warrant liability	4,117,534	(81,733)	(573,760)
Stock based compensation - options	1,084,326	1,036,337	1,295,382
Stock based compensation – restricted stock	59,438	171,549	357,678
Shares issued out of treasury	57,239	60,360	–
Amortization of patent license fee	7,500	7,500	7,500
Shares issued in exchange for services	49,810	71,550	18,060
Change in deferred rent liability	55,256	65,467	–

Net changes in:
Refundable income taxes	–	–	806,255
Prepaid expenses and other	585,595	(393,676)	340,837
Deposits and other assets	61,936	4,167	20,286
Accounts payable	(1,344,379)	(538,383)	2,357,629
Other accrued liabilities	(776,955)	(92,255)	655,699
Net cash used in operating activities	(22,329,593)	(22,742,437)	(13,367,389)

Cash flows from investing activities:
Purchases of investment securities	(16,208,958)	(10,659,238)	(11,844,356)
Proceeds from sale and maturity of investment securities	18,478,591	395,556	17,057,726
Security deposit on letter of credit	–	(250,000)	–
Purchases of property and equipment	(613,390)	(573,406)	(6,745)
Net cash provided by (used in) investing activities	1,656,243	(11,087,088)	5,206,625

Cash flows from financing activities:
Proceeds from sale of 8% Series A Redeemable, Convertible Preferred Stock, net of issuance costs	–	4,324,080	–
Proceeds from sale of common stock equity, net of issuance costs	–	48,082,025	2,484,536
Proceeds from exercise of common stock warrants	10,106,557	428,337	–
Proceeds from exercise of common stock options	697,220	–	–
Proceeds from note payable	4,825,494	144,448	–
Principal payments on note payable	(110,287)	(142,427)	(108,332)
Net cash provided by financing activities	15,518,984	52,836,463	2,376,204

(Decrease) increase in cash and cash equivalents	(5,154,366)	19,006,938	(5,784,560)
Cash and cash equivalents at beginning of period	20,145,854	1,138,916	6,923,476
Cash and cash equivalents at end of period	$14,991,488	$20,145,854	$1,138,916

Cash paid for:
Interest	$359,413	$501,855	$31,517
Income taxes	$-	$-	$-

CELSION CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Common Stock Outstanding			Treasury Stock		Accum.
	Shares	Amount	Additional Paid in Capital	Shares	Amount	Other Compr. Income	Accumulated Deficit	Total

Balance December 31, 2009	12,134,900	$128,952	$95,035,165	760,274	$(3,076,670)	$68,173	$(82,119,826)	$10,035,794
Net loss	-	-	-	-	-	-	(18,818,435)	(18,818,435)
Unrealized loss on investments available for sale	-	-	-	-	-	(86,540)	-	(86,540)
Shares issued under CEFF, net of issuance costs	1,103,919	11,039	2,611,497	-	-	-	-	2,622,536
Stock-based compensation expense	-	-	1,653,060	-	-	-	-	1,653,060
Issuance of restricted stock upon vesting	86,277	863	(863)	-	-	-	-	-
Shares issued in exchange for services	6,000	60	18,000					18,060

Balance at December 31, 2010	13,331,096	$140,914	$99,316,859	760,274	$(3,076,670)	$(18,367)	$(100,938,261)	$(4,575,525)

CELSION CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (continued)
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Common Stock Outstanding			Treasury Stock		Accum.
	Shares	Amount	Additional Paid in Capital	Shares	Amount	Other Compr. Income	Accumulated Deficit	Total
Comprehensive loss:
Net loss	-	-	-	-	-	-	(23,222,678)	(23,222,678)
Unrealized loss on investments available for sale	-	-	-	-	-	(258,333)	-	(258,333)
Valuation of common stock warrants in connection with issuance of 8% Series A Redeemable, Convertible Preferred Stock	-	-	2,030,000	-	-	-	-	2,030,000
Conversion of 8% Series A Redeemable, Convertible Preferred Stock	2,083,322	20,833	2,610,514	-	-	-	-	2,631,347
Shares issued under CEFF, net of issuance costs	1,340,514	13,405	3,102,682	-	-	-	-	3,116,087
Registered Direct and Private Placement Private Placement common stock offerings	16,129,373	161,294	44,543,243	-	-	-	-	44,704,537
Conversion of common stock warrants	156,866	1,569	426,768	-	-	-	-	428,337
Stock-based compensation expense	-	-	1,207,886	-	-	-	-	1,207,886
Issuance of restricted stock upon vesting	97,612	976	(976)	-	-	-	-	-
Issuance of common stock out of treasury	47,542	-	249	(24,241)	98,176	-	(48,366)	131,910
Balance at December 31, 2011	33,186,325	$338,991	$153,237,225	712,732	$(2,884,125)	$(276,700)	$(124,221,823)	$26,193,568

CELSION CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (continued)
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Common Stock Outstanding			Treasury Stock		Accum.
	Shares	Amount	Additional Paid in Capital	Shares	Amount	Other Compr. Income	Accumulated Deficit	Total
Comprehensive loss:
Net loss	-	-	-	-	-	-	(26,568,382)	(26,568,382)
Unrealized gain on investments available for sale	-	-	-	-	-	150,093	-	150,093
Valuation of common stock warrants in connection with notes payable	-	-	73,654	-	-	-	-	73,654
Conversion of common stock warrants	3,804,868	38,048	10,126,844	-	-	-	-	10,164,892
Stock-based compensation expense	-	-	1,143,764	-	-	-	-	1,143,764
Issuance of restricted stock and option exercise	263,783	2,638	694,582	-	-	-	-	697,220
Issuance of common stock out of treasury	47,809	-	-	(47,809)	193,614	-	(86,565)	107,049
Balance at December 31, 2012	37,302,785	$379,677	$165,276,069	664,923	$(2,690,511)	$(126,607)	$(150,876,770)	$11,961,858

 See accompanying notes to the financial statements.

CELSION CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Celsion Corporation, referred to herein as “Celsion”, “We”, or “the Company,” a Delaware corporation based in Lawrenceville, New Jersey, is an oncology drug development company focused on improving treatment for those suffering with difficult to treat forms of cancer. We are working to develop and commercialize more efficient, effective, targeted chemotherapeutic oncology drugs based on our proprietary heat-activated liposomal technology.  Our lead product ThermoDox® is being tested in human clinical trials for the treatment of primary liver cancer, recurrent chest wall breast cancer and colorectal liver metastases.

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

Events and conditions arising subsequent to the most recent balance sheet date have been evaluated for their possible impact on the financial statements and accompanying notes.   No events and conditions would give rise to any information that required accounting recognition or disclosure in the financial statements other than those arising in the ordinary course of business.  See Note 16 for a summary of subsequent events.

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

Short Term Investments

The Company classifies its investments in marketable securities with readily determinable fair values as investments available-for-sale in accordance with Accounting Standards Codification (ASC) 320, Investments - Debt and Equity Securities . Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity. The Company has classified all of its investments as available-for-sale. Unrealized holding gains and losses on available-for-sale securities are reported as a net amount in accumulated other comprehensive gain or loss in stockholders’ equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.  The Company’s short term investments consist of corporate bonds and government agency bonds.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the related assets, ranging from three to seven years, using the straight-line method. Major renewals and improvements are capitalized at cost and ordinary repairs and maintenance are charged against operating expenses as incurred. Depreciation expense was approximately $281,500, $169,000 and $165,000 for years ended December 31, 2012, 2011 and 2010, respectively.

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

Patent Licenses

The Company has purchased several licenses for rights to patented technologies. Patent license costs of $73,125 have been capitalized and are amortized on a straight-line basis over the estimated life of the related patent. As of December 31, 2012, the total accumulated amortization expense is $45,000. The weighed-average amortization period for these assets is 10 years.

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

For the years ended December 31, 2012, 2011 and 2010, outstanding equity awards of 3,284,214, 3,168,511 and 2,245,046 shares, respectively, and the warrants outstanding to purchase 7,873,503, 11,598,617 and 1,009,076 shares, respectively, were considered anti-dilutive and therefore were not included in the calculation of diluted shares.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB and are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued accounting pronouncements will not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows, or do not apply to our operations.

In May 2011, the FASB issued ASU 2011-04 on fair value disclosures.  This guidance amends certain accounting and disclosure requirements related to fair value measurements.   It is effective on a prospective basis for interim and annual reports beginning after December 15, 2011.  Early application is not permitted.  The Company is currently using ASU 2011-04 and the impact of its adoption is not material.

In June 2011, the FASB issued ASU 2011-05 on the presentation of comprehensive income, which amends current comprehensive guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of stockholders’ equity.  Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 was initially to be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted.  However, changes in ASU 2011-05 that related to the presentation of reclassification adjustments to other comprehensive income were deferred in December 2011 upon the FASB’s issuance of ASU 2011-12, which allows the FASB time to deliberate whether to present the effects of reclassifications out of accumulated other comprehensive income on the components of net other income on the face of the financial statements for all periods presented.  While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, the Company is required to continue reporting reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.  All other requirements in ASU 2011-05 are not effected by ASU 2011-12 including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.  Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of ASU 2011-0 and ASU 2011-12 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only required a change in the format of the current presentation.  The Company presented this information in two separate but consecutive statements as previously discussed.

2. FINANCIAL CONDITION

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the Food and Drug Administration. The Company believes these expenditures are essential for the commercialization of its technologies. As a result of these expenditures, as well as general and administrative expenses, the Company has an accumulated deficit of $150.9 million as of December 31, 2012.

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

3. SHORT TERM INVESTMENTS AVAILABLE FOR SALE

Short term investments available for sale of $8,037,620 and $10,157,160 as of December 31, 2012 and 2011, respectively, consist of money market funds, commercial paper, corporate debt securities, and government agency debt securities. They are valued at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in Accumulated Other Comprehensive Income.

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

	December 31,
Short-term investments available for sale, at fair value	2012	2011
Bonds – corporate issuances	$8,037,620	$10,157,160
Equity securities	–	–
Total	$8,037,620	$10,157,160

A summary of the cost, fair value and maturities of the Company’s short-term investments is as follows:

	December 31, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Short-term investments
Bonds- corporate issuances	$8,164,227	$8,037,620	$10,325,487	$10,157,160
Equity securities	–	–	108,373	–
Total	$8,164,227	$8,037,620	$10,433,860	$10,157,160

Bond maturities
Within 3 months	$3,053,740	$3,002,350	$5,128,560	$5,036,920
Between 3-12 months	5,110,487	5,035,270	5,196,927	5,120,240
Total	$8,164,227	$8,037,620	$10,325,487	$10,157,160

Investment income, which includes net realized losses on sales of available for sale securities and investment income interest and dividends, is summarized as follows:
	2012	2011	2010

Interest and dividend income	$429,194	$32,289	$53,247
Realized losses, net	(376,872)	–	(7,086)
	$52,322	$32,289	$46,161

In 2009, the Company recorded an equity investment of approximately $108,000 for stock received as settlement of a transition agreement the Company previously entered into. The $108,000 asset value reflected the estimated net realizable value of 903,112 shares of Medifocus Inc at the time of settlement. As of December 31, 2011, this entire amount had been reduced to $0 and was charged as an unrealized loss in other comprehensive loss. During the 4th quarter of 2012, the Company sold this stock for approximately $138,000, thereby recording a realized gain of approximately $30,000 in investment income and reversing the cumulative unrealized loss of $108,000 in other comprehensive loss.

The following table shows the Company’s investment securities gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 and 2011. The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	December 31, 2012
	Less than 12 months		12 months or Longer		Total
Description of Securities	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding (Losses) Gains

Available for Sale
Bonds – corporate issuances	$8,037,620	$(126,607)	$–	$–	$8,037,620	$(126,607)
Equity securities	–	–	–	–	–	–
	$8,037,620	$(126,607)	$–	$–	$8,037,620	$(126,607)

	December 31, 2011
	Less than 12 months		12 months or Longer		Total
Description of Securities	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
Available for Sale
Bonds – corporate issuances	$10,157,160	$(168,327)	$–	$–	$10,157,160	$(168,327)
Equity securities	–	(93,924)	–	(14,449)	–	(108,373)
	$10,157,160	$(262,251)	$–	$(14,449)	$10,157,160	$(276,700)

4. FAIR VALUES OF FINANCIAL INSTRUMENTS

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
	Total Fair Value on the Balance Sheet	Quoted Prices In Active Markets For Identical Assets /Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
As of December 31, 2012
Short-term investments available for sale
Bonds – corporate issuances	$8,037,620		$8,037,620	$	−	$	−

As of December 31, 2011
Short-term investments available for sale
Bonds – corporate issuances	$10,157,160		$10,157,160	$	−	$	−
Equity Securities	–		–		–		–

Liabilities:
As of December 31, 2012
Common stock warrant liability	$4,283,932	$	−	$	−		$4,283,932

As of December 31, 2011
Common stock warrant liability	$166,398	$	−	$	−		$166,398

The following is a summary the changes in the common stock equity securities and warrant liability for the years ended December 31, 2012, 2011 and 2010:

	Equity Securities	Warrant Liability
Beginning balance, January 1, 2010	$58,929	$(821,891)
Unrealized (loss) gain included in other comprehensive (loss) income	(73,378)	–
Gain from valuation of common stock warrant liability included in net loss	–	573,760
Ending balance, December 31, 2010	(14,449)	(248,131)
Unrealized gain (loss) included in other comprehensive (loss) income	(93,924)	–
Gain from valuation of common stock warrant liability included in net loss	–	81,733
Ending balance, December 31, 2011	$(108,373)	$(166,398)
Unrealized gain (loss) included in other comprehensive (loss) income	108,373	–
Loss from valuation of common stock warrant liability included in net loss	–	(4,117,534)
Ending balance, December 31, 2012	$–	$(4,283,932)

5. PROPERTY, PLANT AND EQUIPMENT:

	December 31, 2012	December 31, 2011
Machinery and equipment (5-7 year life)	$1,618,673	$1,163,419
Furniture and fixtures (3-5 year life)	164,559	162,996
Leasehold improvements (5-7 year life)	257,350	99,777
	2,039,582	1,426,192
Less accumulated depreciation and amortization	(924,961)	(643,472)
Total	$1,114,621	$782,720

6. OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, 2012 and 2011 include the following:

	December 31, 2012	December 31, 2011
Amounts due to Contract Research Organizations and other contractual agreements	$827,989	$1,234,875
Accrued payroll and related benefits	338,365	632,425
Accrued professional fees	37,400	137,400
Other	51,225	27,234
Total	$1,254,979	$2,031,934

7. NOTE PAYABLE

On June 27, 2012, the Company entered into a Loan and Security Agreement (the “Credit Agreement”) with Oxford Finance LLC (“Oxford”) and Horizon Technology Finance Corporation (“Horizon”). The Credit Agreement provides for a secured term loan of up to $10 million, with 50% of any loans to be funded by Oxford and 50% to be funded by Horizon. The aggregate loan amount may be advanced in two tranches of $5 million each. The first tranche (the “Term A Loan”) was made available to the Company on June 27, 2012 and the second tranche (the “Term B Loan”) was to be made available, if at all, during the period beginning on the date that the Company achieved positive data in its Phase III clinical trial of RFA and ThermoDox® (the HEAT Study) and ending on March 31, 2013.  On January 31, 2013, the Company announced it did not meet the primary endpoint of the HEAT Study.

The Term A Loan is scheduled to mature on October 15, 2015.  The proceeds of the Credit Agreement will be used to fund the Company’s working capital and general corporate purposes. The obligations under the Credit Agreement are secured by substantially all assets of the Company other than its intellectual property and certain other agreed-upon exclusions.

The Term A Loan bears interest at a fixed rate of 11.75%. However, for an initial period extending for the Term A Loan through May 1, 2013, the Company is only required to make interest payments. The Company was also obligated to pay other customary facility fees for a credit facility of this size and type.

The Credit Agreement contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and make dispositions of assets. Upon the occurrence of an event of default under the Credit Agreement, the lenders may cease making loans, terminate the Credit Agreement, declare all amounts outstanding to be immediately due and payable and foreclose on or liquidate the Company’s assets that comprise the lenders’ collateral. The Credit Agreement specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, a material adverse change in the Company’s business, cross-defaults to other materials indebtedness, bankruptcy and insolvency defaults and material judgment defaults.  The Company is currently in compliance with these covenants.

As a fee in connection with the Credit Agreement, the Company issued warrants to Horizon and Oxford (the “Warrants”) to purchase the number of shares of the Company’s common stock equal to 3% of each loan amount divided by the exercise price, which was calculated as the average NASDAQ closing price of The Company common stock for the three days prior to the funding of the loan amount ($2.92 per share for the Term A Loan).  This resulted in 51,370 warrant shares issued in connection with the Term A Loan.  The Warrants issued in connection with the Term A Loan are immediately exercisable for cash or by net exercise and will expire seven years after their issuance, which is June 27, 2019.

The Company valued the Warrants using the Black-Scholes option pricing model and recorded $73,654 as deferred financing fees.  In calculating the value of the warrants, the Company assumed a volatility rate of 74.3%, risk free interest rate of 1.10%, an expected life of 3.5 years, a stock price of $2.80 (closing price on date of the Warrant) and no expected forfeitures nor dividends.  In connection with the Credit Agreement, the Company incurred cash expenses of $217,715 which were recorded as deferred financing fees.  These deferred financing fees are being amortized as interest expense over the life of the loan.  For the period since the Credit Agreement’s inception through December 31, 2012, $43,215 in deferred financing fees were amortized as interest expense.  Also, the Company paid $300,278 in interest expense on the Credit facility during this same period.

Following is a schedule of future principle payments due on the Credit Agreement:

Credit Agreement
For the year ending December 31:
2013	$1,349,744
2014	1,994,032
2015	1,656,224
$5,000,000

In October 2009, the Company financed $288,200 of lab equipment through a capital lease. This lease obligation had thirty monthly payments of $11,654 through April 2012. During the first half of 2012, the Company has made principal and interest payments totaling $58,270. The lease obligation was paid in full during the second quarter of 2012.

In November 2011, the Company financed $144,448 of lab equipment through a capital lease. This lease obligation has thirty monthly payments of $5,651 through February 2014. During 2012, the Company made principal and interest payments totaling $67,817. The outstanding lease obligation is $71,602 as of December 31, 2012. See Note 15 to the financial statements.

8. INCOME TAXES

A reconciliation of the Company’s statutory tax rate to the effective rate for the years ended December 31, 2012, 2011 and 2010 is as follows:
	2012	2011	2010

Federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal tax benefit	5.9	4.6	5.4
Recapture of alternative minimum tax	–	–	–
Valuation allowance	(39.9)	(38.6)	(39.4)

Effective tax rate	–%	–%	–%

The components of the Company’s deferred tax asset as of December 31, 2012 and 2011 are as follows:
	December 31,
In thousands	2012	2011

Net operating loss carry forwards	$49,408	$40,104
Compensation expense related to employee stock options	2,817	2,285
Subtotal	52,225	42,389
Valuation allowance	(52,225)	(42,389)
Total deferred tax asset	$-	$-

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

During 2012 and 2011 the Company performed analyses to determine if there were changes in ownership, as defined by Section 382 of the Internal Revenue Code that would limit its ability to utilize certain net operating loss and tax credit carryforwards. The Company determined that it experienced an ownership change, as defined by Section 382, in connection with its registered direct and private placement offerings on July 25, 2011. As a result, the utilization of the Company's federal tax net operating loss carryforwards generated prior to the ownership change is limited. As of December 31, 2012, the Company has net operating loss carryforwards for U.S. federal and state tax purposes of approximately $129 million, before excluding net operating losses that have been limited as a result of Section 382 limitations. The annual limitation due to Section 382 for net operating loss carry forward utilization is approximately $4.9 million per year for approximately $96 million in net operating loss carryforwards existing at the date of the ownership change. The utilization of these net operating loss carryforwards may be further limited if the Company experiences future ownership changes as defined in Section 382 of the Internal Revenue Code.

Approximate Amount Of Unused Operating Loss Carry Forwards ($000s)	Expiration During Year Ended
$4,843	2022
2,293	2023
15,647	2024
8,168	2025
7,361	2026
11,905	2028
18,547	2029
18,145	2030
21,386	2031
20,587	2032
$128,882

9. STOCKHOLDERS’ EQUITY

In August 2012, the Company filed with the Securities and Exchange Commission a $75 million shelf registration statement on Form S-3 that allowed the Company to issue any combination of common stock, preferred stock or warrants to purchase common stock or preferred stock.  This shelf registration was declared effective on September 14, 2012.  The Company did not issue any stock under this shelf registration statement during the remainder of 2012.

During 2012 and 2011, the Company received gross proceeds of approximately $10.2 million and $0.4 million, respectively, from the exercise of warrants to purchase 3,804,868 and 156,866 shares of common stock, respectively.

In 2009, the Company filed with the Securities and Exchange Commission a $50 million shelf registration statement on Form S-3 that allowed the Company to issue any combination of common stock, preferred stock or warrants to purchase common stock or preferred stock.  This shelf registration was declared effective on April 17, 2009.   As of July 25, 2011, this shelf registration statement had been fully utilized.

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

Until the preferred shares were redeemed, the issued and outstanding shares accrued dividends at a rate of 8% per annum.  Dividends on the convertible preferred shares were payable on a quarterly basis from the original issue date commencing on April 15, 2011 and are payable only in cash.

The Units were sold pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-158402), which was declared effective by the SEC on April 17, 2009, as supplemented by prospectus supplements dated January 12, 2011 and January 13, 2011 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended. In connection with the offering, placement agent fees and other offering expenses totaling $675,918 were capitalized as deferred financing fees and were amortized as interest costs over the period from inception until the January 14, 2013 mandatory redemption date.  When the preferred shares were converted, the unamortized portion related to such shares was recorded as a cost of capital.  Deferred financing fees of $77,853 were amortized during the nine months ended September 30, 2011.  During the period from the date of the offering and through September 30, 2011, all 5,000 preferred shares were converted into 2,083,322 shares of the Company’s common stock.  In connection with these conversions, deferred financing fees of $598,065 were reclassified as a cost of capital.

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

During 2011, the Company completed the three draws and sales of 1,340,514 shares of the Company’s common stock to SCBV under the CEFF resulting in approximately $3.4 million in gross proceeds.

In connection with the CEFF, the Company capitalized and deferred approximately $332,000 of fees and expenses in 2010.  A portion of these amounts were amortized each time the Company completed a draw under the CEFF.  During 2011, $274,806 of these expenses was amortized in connection with the three draws in 2011.

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

Availability under the CEFF was exhausted during the second quarter of 2011.  Also, in connection with equity offerings in the second quarter of 2011, the Company agreed to suspend the use of the CEFF and expensed the unamortized deferred financing fees of $274,806 in the 2011.

10. STOCK BASED COMPENSATION

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

Any options forfeited or terminated under the 2001 Plan and 2004 Plan are rolled into the 2007 Stock Incentive Plan for future issuance.  At December 31, 2012, 616,667 and 515,871 of available options from these two plans respectively are available for future issuance under the 2007 Stock Incentive Plan.

2007 Stock Incentive Plan

On June 13, 2007, the Company adopted the Celsion Corporation 2007 Stock Incentive Plan (the “2007 Plan”) under which 1,000,000 shares was available for issuance. The purpose of the 2007 Plan is to promote the long-term growth and profitability of the Company by providing incentives to improve stockholder value and enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The 2007 Plan permits the granting of awards in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, and performance awards, or in any combination of the foregoing.  At the Annual Meetings of Stockholders of Celsion held on June 25, 2010 and June 7, 2012, the stockholders approved amendments to the Plan.  The only material difference between the existing Plan and the amended Plan was the number of shares of common stock available for issuance under the amended Plan which was increased by 1,000,000 to a total of 2,000,000 shares in 2010 and by 2,250,000 to a total of 4,250,000 shares in 2012.

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

During the year ended December 31, 2012 and 2011, 668,494 and 246,667 equity awards, respectively, were issued under the 2007 Plan. During 2012 and 2011, a total of 297,091 and 256,002 options were canceled or expired under the plans collectively.  During 2012, options to purchase 214,091 shares of the Company’s common stock were exercised and the Company received approximately $0.7 million in net proceeds.

As of December 31, 2012, for all stock options plans there were a total of 3,284,214 shares reserved and there were a total of 2,153,974 shares available for future issuance.

Total compensation cost charged related to employee stock options and non-vested restricted stock awards amounted to 1.1 million, $1.2 million and $1.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.  No compensation cost related to share-based payments arrangements was capitalized as part of the cost of any asset at these same periods.

As of December 31, 2012, there was $1.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.0 years. The weighted average grant-date fair values of the equity awards granted during the years ended December 31, 2012 and 2011 were $1.57 and $1.81, respectively.

Equity Awards Issued to Consultants for Services

The Company periodically issues equity awards to consultants in exchange for services provided. The fair value of options granted is measured in accordance with ASC 718, Compensation – Stock Compensation, using the Black-Scholes option pricing model and recorded as an expense in the period in which such services are received. Generally, the terms of these plans require that the exercise price of such awards may not be less than the fair market value of the Company’s Common Stock on the date the equity awards are granted. Consultant equity awards generally vest over various time frames or upon milestone accomplishments. Some vest immediately upon issuance. The equity awards generally expire within 10 years from the date of grant.  There were 21,241, 5,000 and 22,500 awards issued to consultants during the years ended December 31, 2012, 2011 and 2010, respectively.

A summary of stock option awards as of December 31, 2012 and changes during the three years ended December 31, 2012, is presented below:

Stock Options	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,641,979	$3.96
Granted	656,500	3.04
Exercised	–	–
Canceled or expired	(130,833)	3.03
Outstanding at December 31, 2010	2,167,646	3.96
Granted	1,195,667	3.67
Exercised	–	–
Canceled or expired	(250,169)	3.23
Outstanding at December 31, 2011	3,113,144	3.75
Granted	655,251	2.24
Exercised	(214,091)	3.26
Canceled or expired	(289,424)	6.54
Outstanding at December 31, 2012	3,264,880	$3.25	6.7	$16,168,796

Exercisable at December 31, 2012	1,910,025	$3.76	5.4	$8,487,064

A summary of stock options outstanding at December 31, 2012 by price range is as follows:

				Options Outstanding			Options Exercisable
Range of Exercise Prices				Number	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
	$1.00	-	$3.00	2,279,918	7.3	$2.47	1,108,562	5.9	$2.59
	$3.01	-	$5.00	547,704	6.3	3.85	364,205	5.3	3.93
	$5.01	-	$7.00	388,631	4.4	5.77	388,631	4.4	5.77
	$7.01	-	$10.00	22,167	2.0	8.06	22,167	2.0	8.06
$	Above $10.00			26,460	1.2	17.04	26,460	1.2	17.04
				3,264,880			1,910,025

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2012 and changes during the two years ended December 31, 2012, is presented below:

Restricted Stock	Number Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2010	78,599	$3.06
Granted	113,243	3.16
Vested and issued	(92,276)	2.84
Forfeited	(22,166)	3.06
Non-vested stock awards outstanding at December 31, 2010	77,400	$3.47
Granted	51,000	2.73
Vested and issued	(67,200)	3.12
Forfeited	(6,333)	3.96
Non-vested stock awards outstanding at December 31, 2011	54,867	$3.16
Granted	13,243	3.66
Vested and issued	(41,109)	3.37
Forfeited	(7,667)	2.79
Non-vested stock awards outstanding at December 31, 2012	19,334	$3.20

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

	Year Ended December 31,
	2012			2011			2010
Risk-free interest rate	1.09	to	2.97%	2.29	to	2.97%	0.80	to	3.24%
Expected volatility	80.8%	-	82.3%	72.2%	-	81.0%	71.5%	-	85.8%
Expected life (in years)	5.00	to	6.25			6.25	2.9	–	6.5
Expected forfeiture rate	0.00	to	7.50%			0.00%			0.00%
Expected dividend yield			0.00%			0.00%			0.00%

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

11. WARRANTS

As more fully described in Note 9, the Company completed a series of equity financing transactions in 2011 that included the issuance of warrants to purchase 10,774,791 shares of the Company’s common stock. In June 2012 in connection with the Credit Agreement the Company entered into in June 2012 with Horizon and Oxford as more fully described in Note 6, the Company issued warrants to purchase 51,370 shares of the Company’s common stock. During 2012 and 2011, the Company received gross proceeds of approximately $10.2 million and $0.4 million, respectively, from the exercise of warrants to purchase 3,804,868 and 156,866 shares of common stock, respectively. During the 1st quarter of 2013 and as of the date of this Form 10K filing, the Company received additional proceeds of approximately $0.3 million from the exercise of warrants to purchase 81,100 shares of the Company’s common stock.

Following is a summary of all warrant activity for the three years ended December 31, 2012:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price
Warrants outstanding at January 1, 2010	1,009,076	$5.24
Warrants exercised for common stock warrants in 2010	–	–
Warrants issued in 2010	–	–
Warrants outstanding at December 31, 2010	1,009,076	$5.24
Warrants issued in connection with 2011 equity transactions	10,774,791	2.95
Warrants exercised for common stock warrants in 2011	(156,866)	2.73
Warrants outstanding at December 31, 2011	11,627,001	$3.15
Warrants issued in connection with the Credit Agreement as more fully described in Note 7	51,370	$2.92
Warrants exercised for common stock in 2012	(3,804,868)	2.69
Warrants outstanding at December 31, 2012	7,873,503	$3.37

Aggregate intrinsic value of outstanding warrants at December 31, 2012	$37,947,651

Weighted average remaining contractual terms (years)	3.94

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

As of December 31, 2012 and 2011, the Company recorded a common stock warrant liability of $4.3 million and $0.2 million respectively. The fair value of the warrants at December 31, 2012, 2011 and 2010 was calculated using the Black-Scholes option-pricing model with the following assumptions:

	December 31,
	2012	2011	2010
Risk-free interest rate	0.73%	0.83%	2.02%
Expected volatility	92.02%	75.17%	63.5%
Expected life (in years)	1.13	1.6	2.1
Expected forfeiture rate	0.0%	0.0%	0.0%
Expected dividend yield	0.00%	0.00%	0.00%

As a result of this change in the warrant liability, the Company recorded a non-cash loss of $4.1 million in 2012, a non-cash benefit of $0.1 million and $0.6 million in 2011 and 2010 respectively. The following is a summary of the changes in the common stock warrant liability for 2012, 2011 and 2010:

Beginning balance, January 1, 2010	$821,891
Benefit from the adjustment for the change in fair value included in net loss for 2010	(573,760)
Balance at December 31, 2010	248,131
Benefit from the adjustment for the change in fair value included in net loss for 2011	(81,733)
Balance at December 31, 2011	166,398
Loss from the adjustment for the change in fair value included in net loss	4,117,534
Ending balance, December 31, 2012	$4,283,932

12. CELSION EMPLOYEE BENEFIT PLANS

Celsion maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees over the age of 21. Participating employees may defer a portion of their pretax earnings, up to the IRS annual contribution limit. Commencing in the fourth quarter for 2008, the Company began making a matching contribution up to a maximum of 3% of an employee’s annual salary and the Company’s total contribution for the years ended December 31, 2012, 2011 and 2010 was $61,767, $60,630 and $60,949 respectively.  The Company’s contribution was made in the form of our common stock.

13. LICENSES OF INTELLECTUAL PROPERTY AND PATENTS

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

For the years ended December 31, 2012 and 2011, the Company has not incurred any expense under this agreement and will not incur any future liabilities until commercial sales commence.

Under the November 1999 license agreement with Duke, the Company has rights to the thermally sensitive liposome technology, including Duke’s US patents covering the technology as well as all foreign counter parts and related pending applications.  Foreign counterpart applications have been issued in Europe, Hong Kong, Australia and Canada and have been allowed in Japan. The Japanese allowed application is expected to issue without hindrance in March of 2011. The European patent has been validated in Austria, Belgium, France, Germany, Great Britain, Italy, Luxembourg, Monaco, Spain and Switzerland. In addition, the Duke license agreement provides the Company with rights to multiple issued and pending US patents related to the formulation, method of making and use of heat sensitive liposomes. The Company’s rights under the license agreement with Duke University extend for the life of the last-to-expire of the licensed patents.

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

14. TECHNOLOGY DEVELOPMENT AND LICENSING AGREEMENTS

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

Concurrent with the January 2011 Preferred Equity Financing as discussed in Note 9 to the Financial Statements, the Company amended its Development, Product Supply and Commercialization Agreement with Yakult to provide for up to $4.0 million in an accelerated partial payment to the Company of a future drug approval milestone, which included $2.0 million paid to the Company upon the closing of the preferred equity financing and an additional $2.0 million conditioned upon the resumption of enrollment of Japanese patients in the Japan cohort of the HEAT study.  In consideration of these accelerated milestone payments from Yakult, the Company agreed to reduce future drug approval milestone payments by approximately forty percent (40%).

In May 2012, the Company announced the signing of a long term commercial supply agreement with Zhejiang Hisun Pharmaceutical Co. Ltd. (Hisun) for the production of ThermoDox® in the China territory.  In accordance with the terms of the agreement, Hisun will be responsible for providing all of the technical and regulatory support services, including the costs of all technical transfer, registrational and bioequivalence studies, technical transfer costs, Celsion consultative support costs and the purchase of any necessary equipment and additional facility costs necessary to support capacity requirements for the manufacture of ThermoDox®.  Celsion will repay Hisun for the aggregate amount of these development costs and fees commencing on the successful completion of three registrational batches of ThermoDox®.  Hisun is also obligated to certain performance requirements under the agreement.  The agreement will initially be limited to a percentage of the production requirements of ThermoDox® in the China territory with Hisun retaining an option for additional global supply after local regulatory approval in the China territory.  In addition, Hisun will collaborate with Celsion around the regulatory approval activities for ThermoDox® with the China State Food and Drug Administration (SFDA).  As of December 31, 2012, the Company has incurred approximately $326,000 in costs to be reimbursed to Hisun.

On January 18, 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable research and development fee of $5.0 million to support our development of ThermoDox® and we will provide research data and other technical support in relation to a regulatory filing by Hisun with the SFDA for approval of ThermoDox® for manufacturing and sale in the China territory. On January 18, 2013, we also entered into an exclusive option agreement with Hisun, terminable at any time by Hisun, under which we granted Hisun an option to enter into an exclusive license agreement with us for the manufacturing and commercialization of ThermoDox® with respect to all indications in the China territory under the terms and conditions set forth in the exclusive option agreement and other customary terms and conditions to be set forth in the license agreement, if any. Hisun agreed to pay us an additional $5.0 million within sixty days after the signing of the exclusive option agreement if it has not been terminated within such time period. The exclusive option agreement contemplated payments of an upfront license fee, milestone payments and royalties to Celsion if the exclusive license agreement were entered into.

Following our announcement on January 31, 2013 that ThermoDox® in combination with radiofrequency ablation did not meet the primary endpoint of the Phase III clinical trial for primary liver cancer, Hisun has elected to terminate the exclusive option agreement and not to pursue the option to enter into an exclusive license agreement with us for the China territory, which termination took effect as of February 1, 2013. As a result of the termination, we will not receive the additional $5 million payment or any future payment originally contemplated by the exclusive option agreement. The technology development contract will remain in effect while we and Hisun continue to collaborate and are evaluating next steps in relation to ThermoDox®, which include the sub-group analysis of the Chinese cohort of patients in the HEAT study and other activities to further the development of ThermoDox® for the China territory.

15. CONTINGENT LIABILITIES AND COMMITMENTS

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

Following is a summary of the future minimum payments required under leases that have initial or remaining lease terms of one year or more as of December 31, 2012:

For the year ending December 31:	Capital Leases	Operating Leases
2013	$67,817	$280,808
2014	11,303	286,243
2015	—	291,678
2016	—	297,113
2017 and beyond	—	99,643
Total minimum lease payments	79,120	$1,255,485
Less amounts of lease payments that represent interest	7,518
Present value of future minimum capital lease payments	71,602
Less current obligations under capital leases	60,711
	$10,891

16.  SUBSEQUENT EVENTS

During the first quarter of 2013 thus far, we received approximately $0.4 million of gross proceeds from the exercise of warrants and options to purchase approximately 120,516 shares of the Company’s common stock.

On January 18, 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable research and development fee of $5 million to support our development of ThermoDox® and we will provide research data and other technical support in relation to a regulatory filing by Hisun for approval of ThermoDox® for manufacturing and sale in mainland China, Hong Kong and Macau. Following our announcement on January 31, 2013 that the HEAT study failed to meet its primary endpoint, we and Hisun continue to collaborate and evaluate next steps in relation to ThermoDox®, which include the sub-group analysis of the Chinese cohort of patients in the Phase III clinical trial for primary liver cancer and other activities to further the development of ThermoDox® for mainland China, Hong Kong and Macau.

On February 1, 2013, the Company entered into a Controlled Equity Offering SM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which Celsion may offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (the “ATM Shares”).  The ATM Shares will be issued pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 the base prospectus dated September 14, 2012, filed as part of such Registration Statement, and the prospectus supplement dated February 1, 2013, filed by the Company with the Securities and Exchange Commission. Under the Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the our common stock or to or through a market maker.  From February 1, 2013 through February 25, 2013, the Company has sold and issued 5,381,670 ATM shares under the ATM Agreement, receiving approximately $6.8 million in net proceeds.

Celsion intends to use the net proceeds from the offering for general corporate purposes, including research and development activities, capital expenditures and working capital.  The Company is not obligated to sell any ATM Shares under the ATM Agreement.  Subject to the terms and conditions of the ATM Agreement, Cantor will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The NASDAQ Capital Market, to sell ATM Shares from time to time based upon the Company’s instructions, including any price, time or size limits or other customary parameters or conditions Celsion may impose. In addition, pursuant to the terms and conditions of the ATM Agreement and subject to the instructions of Celsion, Cantor may sell ATM Shares by any other method permitted by law, including in privately negotiated transactions.

The ATM Agreement will terminate upon the earlier of (i) the sale of Shares under the ATM Agreement having an aggregate offering price of $25.0 million and (ii) the termination of the ATM Agreement by Cantor or the Company. The ATM Agreement may be terminated by Cantor or Celsion at any time upon 10 days' notice to the other party, or by Cantor at any time in certain circumstances, including the occurrence of a material adverse change in Celsion.  The Company will pay Cantor a commission of 3.0% of the aggregate gross proceeds from each sale of ATM Shares and has agreed to provide Cantor with customary indemnification and contribution rights. The Company also agreed to reimburse Cantor for legal fees and disbursements, not to exceed $50,000 in the aggregate, in connection with entering into the ATM Agreement. In connection with the preferred stock offering discussed below, the Company agreed to not sell any ATM Shares for a period of one year from February 26, 2013.

On February 22, 2013, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company agreed to sell, in a registered offering, an aggregate of 15,000.00422 shares of its Series A 0% convertible preferred stock and the warrants to purchase shares of its common stock, for an aggregate purchase price of approximately $15.0 million (the Preferred Stock Offering). The closing of the Preferred Stock Offering occurred on February 26, 2013, in which the Company received approximately $15.0 million in gross proceeds. Subject to certain ownership limitations, shares of Series A 0% convertible preferred stock are convertible, at the option of the holder thereof, into an aggregate of up to 12,072,438 shares of common stock, and the warrants are exercisable to purchase an aggregate of up to 6,036,219 shares of common stock. Each warrant has an exercise price of $1.18 per share, equal to the closing bid price of common stock on February 21, 2013. The warrants are immediately exercisable and expire five years after its issuance. As of March 15, 2013, the Company has issued an aggregate of 8,018,112 shares of common stock upon conversion of 9,963 shares of the Series A 0% convertible preferred stock.

17. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

(in thousands, except per share data)	Quarters Ended
	March 31	June 30	September 30	December 31

2012
Total revenue	$-	$-	$-	$-
Net loss	(6,186)	(6,104)	(6,018)	(8,260)
Basic and diluted net loss per share	(0.19)	(0.18)	(0.18)	(0.23)

2011
Total revenue	$2,000	$-	$-	$-
Net loss	(3,764)	(6,944)	(6,393)	(6,121)
Basic and diluted net loss per share	(0.28)	(0.42)	(0.25)	(0.22)