Form 10-K/A
period 2012-12-31
Celsion CORP
filed 2013-04-30
CIK 749647

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

As of April 29, 2013, 50,835,477 shares of the Registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CELSION CORPORATION
FORM 10-K/A
TABLE OF CONTENTS

		PAGE

EXPLANATORY NOTE

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	1

ITEM 11.	EXECUTIVE COMPENSATION	5

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	20

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	22

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	23

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	24

SIGNATURES		29

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2012 originally filed by Celsion Corporation (the "Company", "Celsion", "we" or "us") with the Securities and Exchange Commission (the “SEC”) on March 18, 2013 (the “Original Filing”). We are filing this Amendment to present the information required by Items 10 through 14 of Part III of the Original Filing, which information was previously omitted from the Original Filing in reliance on General Instructions G(3) to Form 10-K. General Instructions G(3) to Form 10-K permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such proxy statement is filed by the Company no later than 120 days after our fiscal year end. We are filing this Amendment because we do not expect to file a definitive proxy statement within 120 days of the end of fiscal year ended December 31, 2012. The reference to the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, (i) Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and (ii) Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety with the only changes being the addition of Exhibits 31.3 and 31.4 filed herewith and related footnotes. Except as described above, no other changes have been made to Original Filing. This Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. This Amendment does not reflect events occurring after March 18, 2013, the date of the filing of the Original Filing or modify or update those disclosures that may have been affected by subsequent events.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information regarding the Company's current directors, as well as the Company's non-director executive officers.

NAME	AGE	POSITION(S)
Max E. Link, Ph.D.	72	Chairman, Director
Michael H. Tardugno	62	President, Chief Executive Officer and Director
Robert W. Hooper	66	Director
Alberto R. Martinez, MD	63	Director
Augustine Chow, Ph.D.	60	Director
Frederick J. Fritz	62	Director
Gregory Weaver	57	Senior VP, Chief Financial Officer
Nicholas Borys	53	Vice President and Chief Medical Officer
Jeffrey W. Church	56	Senior VP, Corporate Strategy and Investor Relations

Directors

Dr. Max E. Link.     Dr. Link has served as a director of the Company since 1997 and has been the Chairman of the Board of Directors since October 2001. Dr. Link currently serves on the board of directors of a number of pharmaceutical and biotechnology companies. From 1993 to 1994, Dr. Link served as Chief Executive Officer of Corange, Ltd., a life science company that was subsequently acquired by Hoffmann-LaRoche. From 1971 to 1993, Dr. Link served in numerous positions with Sandoz Pharmaceuticals (currently the generic division of Novartis), culminating in his appointment as Chairman of their Board of Directors in 1992. From 2001 to 2003, Dr. Link served as Chairman and Chief Executive Officer of Centerpulse Ltd. Dr. Link currently serves as Chairman of the Board of Directors of each of Alexion Pharmaceuticals, Inc. and Cytrx Corporation.  Dr. Link holds a Ph.D. in Economics from the University of St. Gallen (Switzerland).

Dr. Augustine Chow.  Dr. Augustine Chow was appointed to the Board of Directors in March 2007. Dr. Chow has served as the Chief Executive Officer of Harmony Asset Limited since 1996, an investment company listed on the Toronto Stock Exchange and the Hong Kong Stock Exchange and specializing in China and Hong Kong.  Dr. Chow has served as Executive Director of Kaisun Energy Group Ltd. since 2008 and currently serves as an independent director of Medifocus Inc.  From 1990 to 1998, Dr. Chow was the Chief Executive Officer of Allied Group of Companies based in Hong Kong.  Prior to this, Dr. Chow held a senior position with Brunswick Corporation and Outboard Marine Corporation and was responsible for all business activities in South East Asia and China.  Dr. Chow’s qualifications include a number of Bachelors, Masters and Doctoral degrees.  Among them include a MSc from London Business School, a Ph.D. in the Transfer of Technology from the University of South Australia, and an Engineering Doctorate and Ph.D. from City University of Hong Kong.

Mr. Frederick J. Fritz. Mr. Fritz was appointed to the Board of Directors in July 2011.  Mr. Fritz is currently the CEO & Founder of NeuroDx, a development stage diagnostic device company focused on the neurosurgery market. Mr. Fritz joined NeuroDx from Valeo Medical, a biotech company he founded in 2003 to develop the world's first non-invasive diagnostic test for endometriosis. Prior to that, Mr. Fritz was President and CEO of Songbird Hearing, a medical device company spun out of Sarnoff Corporation. Mr. Fritz began his career in marketing management and new product development. He joined Schering Plough's Wesley Jessen in 1985 as VP Marketing and Sales in 1986. He was promoted to general manager of Schering's Over the Counter pharmaceutical business in 1988 and of the podiatric products business in 1990. He was President of Coleman North America from 1995-1997.  Mr. Fritz holds a Bachelor’s degree in engineering (summa cum laude) from University of Illinois engineer and an MBA degree from Harvard University.

Mr. Robert W. Hooper.  Mr. Hooper has served as a director of the Company since July 2010.  He is currently President of Crows Nest Ventures, Inc. a privately held company, which provides advisory and consulting services to the healthcare industry.  From 1997 to 2001, Mr. Hooper served as President North America for IMS Health Incorporated, a healthcare information and market research company listed on The New York Stock Exchange.  From 1993 to 1997, he served as President of Abbott Laboratories Canada.  From 1989 to 1993, he served as Managing Director, Australia/Asia for Abbott Laboratories.  Prior to that, he held increasingly senior positions at E.R. Squibb and Sterling Winthrop Labs.  Mr. Hooper holds a B.A degree in Biology from Wilkes University.

Dr. Alberto R. Martinez.  Dr. Martinez has served as a director of the Company since December 2010.  He is currently a consultant to the healthcare industry.  From 2007 to 2008, Dr. Martinez served as the President and Chief Operating Officer of Talecris Biotherapeutics, Inc., a publicly traded life science company.  Prior to that, Dr. Martinez served as Talecris’ President and Chief Executive Officer from October 2005 until June 2007. Prior to that, he held increasingly senior positions as Executive Vice President of Worldwide Commercial Operations at ZLB Behring (subsequently renamed CSL Behring). Prior to ZLB Behring, Dr. Martinez served in various international positions at Sandoz Pharmaceuticals (currently the generic pharmaceuticals division of Novartis) in Brazil, Switzerland, Spain and the U.S. for eighteen years. Dr. Martinez completed his undergraduate and graduate studies at the University of Sao Paulo and received his medical degree from the University of Sao Paulo in 1973. After completing his residency in Pediatrics in 1975, he studied Business and Marketing Administration at the Fundacao Getulio Vargas in Sao Paulo, Brazil.

Mr. Michael H. Tardugno.     Mr. Tardugno was appointed President and Chief Executive Officer of the Company on January 3, 2007 and was elected to the Board of Directors on January 22, 2007. Prior to joining the Company and for the period from February 2005 to December 2006, Mr. Tardugno served as Senior Vice President and General Manager of Mylan Technologies, Inc., a subsidiary of Mylan Inc.. From 1998 to 2005, Mr. Tardugno was Executive Vice President of Songbird Hearing, Inc., a medical device company spun out of Sarnoff Corporation.  From 1996 to 1998, he was Senior Vice President of Technical Operations for a division of Bristol-Myers Squibb, and from 1977 to 1995, he held increasingly senior executive positions including Senior Vice-President of Technology Development and Manufacturing with Bausch & Lomb and Abbott Laboratories.  Mr. Tardugno holds a B.S. degree in Biology from St. Bonaventure University and completed the Harvard Business School Program for Management Development.

Executive Officers

Following are the biographical summaries for each of the Company's executive officers. Each executive officer is elected by, and serves at the pleasure of the Board of Directors.

Mr. Michael H. Tardugno.  Mr. Tardugno’s biographical information appears above under the heading “Directors”.

Dr. Nicholas Borys.  Dr. Borys joined Celsion on October 1, 2007 as Vice President and Chief Medical Officer of the Company. In this position, Dr. Borys manages the clinical development and regulatory programs for Celsion. Dr. Borys has over 20 years of experience in all phases of pharmaceutical development with a focus on oncology.  Immediately prior to joining Celsion, Dr. Borys served as Chief Medical Officer of Molecular Insight Pharmaceuticals, Inc., a molecular imaging and nuclear oncology pharmaceutical company, from 2004 until 2007. From 2002 until 2004 he served as the Vice President and Chief Medical Officer of Taiho Pharma USA, a Japanese start-up oncology therapeutics company. Prior to that he held increasingly senior positions at Cytogen Corporation, Anthra Pharmaceuticals, Inc., Amersham Healthcare, Inc. and Hoffmann La-Roche Inc. Dr. Borys obtained his premedical degree from Rutgers University and holds an M.D. degree from American University of the Caribbean.

Mr. Gregory Weaver.  Mr. Weaver has served as Celsion’s Senior Vice President and Chief Financial Officer since July 2011 and was a director and Chairman of the Audit Committee on the Board of the Company from 2005 to 2011.  From February 2009 to August 2010, Mr. Weaver served as Senior Vice President and Chief Financial Officer of Poniard Pharmaceuticals, a public oncology drug development company.  From 2007 to 2008, Mr. Weaver served as Chief Financial Officer of Talyst, Inc., a privately-held pharmacy information product company. In 2006, he served as Senior Vice President and Chief Financial Officer of Sirna Therapeutics, a public RNAI therapeutics company until it was acquired by Merck & Co., Inc. in December 2006.  From 2002 to 2005, Mr. Weaver was Chief Financial Officer of Nastech Pharmaceuticals, a public drug delivery company.  From 1999 to 2002, Mr. Weaver was Chief Financial Officer of Ilex Oncology Inc., a public oncology drug development company, and from 1996 to 1998, he was Chief Financial Officer of Prism Technologies, a privately-held medical device company.  Prior to that, Mr. Weaver held increasingly senior positions with Fidelity Capital and Arthur Andersen LLP.  Mr. Weaver also served as a director and Chairman of the Audit Committee of SCOLR Pharmaceuticals, a public drug delivery company from 2007 to 2009. Mr. Weaver is a Certified Public Accountant and received his MBA degree from Boston College and his B.S. in accounting from Trinity University.

Mr. Jeffrey W. Church.  Mr. Church was appointed as Senior Vice President, Corporate Strategy and Investor Relations effective July 8, 2011.  Mr. Church joined Celsion in July 2010 as Vice President, Chief Financial Officer and Corporate Secretary.  Immediately prior to joining Celsion, Mr. Church served as Chief Financial Officer and Corporate Secretary of Alba Therapeutics Corporation, a privately held life science company from 2007 until 2010.  From 2006 until 2007, he served as Vice President, CFO and Corporate Secretary for Novavax, Inc., a vaccine development company listed on The NASDAQ Global Select Market.  From 1998 until 2006, he served as Vice President, CFO and Corporate Secretary for GenVec, Inc., a life science and biotechnology company listed on The NASDAQ Capital Market. Prior to that, he held senior financial positions at BioSpherics Corporation and Meridian Medical Technologies, both publicly traded companies. He started his career with Price Waterhouse from 1979 until 1986.  Mr. Church holds a B.S. degree in accounting from the University of Maryland and is a Certified Public Accountant.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports with the Securities and Exchange Commission (“SEC”) regarding ownership and changes in ownership of such equity securities.  Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish to us copies of all reports that they file pursuant to Section 16(a). Subject to the following sentence, based solely on our review of the copies of such forms furnished between January 1, 2012 and December 31, 2012, or with respect to our fiscal year ended December 31, 2012, and on our discussions with directors and executive officers, we believe that, during the fiscal year ended December 31, 2012, all applicable Section 16(a) filing requirements were timely met.

CODE OF ETHICS

The Company has adopted a Code of Ethics and Business Conduct applicable to its directors, officers (including its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and other officers performing similar functions) and employees. This Code of Ethics constitutes a code of ethics applicable to senior financial officers within the meaning of the Sarbanes-Oxley Act of 2002 and SEC rules. A copy of the Code of Ethics and Business Conduct is available on the Company's website at http://www.celsion.com and any stockholder may obtain a copy by making a written request to the Company's Corporate Secretary, 997 Lenox Drive, Suite 100, Lawrenceville, NJ 08648. In the event of any amendments to or waivers of the terms of the Code of Ethics, such matters will be posted promptly to the Company's website in lieu of disclosure on Form 8-K in accordance with Item 5.05(c) of Form 8-K.

BOARD LEADERSHIP STRUCTURE AND ROLE IN RISK OVERSIGHT

Board Leadership

Our Board of Directors has adopted a leadership structure that it believes is appropriate for Celsion, including an independent Chairman of the Board. Currently, Dr. Link serves as Chairman of the Board and Mr. Tardugno serves as President and Chief Executive Officer. The Board believes that the Company and its stockholders have been well served by the current leadership structure due to Dr. Link's and Mr. Tardugno's experience and in-depth knowledge of the Company and the industry. The Company believes that at this time the separation of these roles permits the Chairman of the Board to focus on oversight of the Company’s long-term corporate development goals while the President and Chief Executive Officer focuses on the strategic direction of the Company and oversees the day to day performance of the other executive officers in executing the Company’s business plan.

Board Oversight of Risk

The Board of Directors is responsible for oversight of the various risks facing us. In this regard, the Board seeks to understand and oversee the most critical risks relating to our business and operations, allocate responsibilities for the oversight of risks among the full Board and its committees, and see that management has in place effective systems and processes for managing risks facing the Company. Overseeing risk is an ongoing process, and risk is inherently tied to our strategy and to strategic decisions. Accordingly, the Board considers risk throughout the year and with respect to specific proposed actions. The Board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for the Company to be competitive and to achieve its business objectives.

While the Board oversees risk, management is charged with identifying and managing risk. We have robust internal processes and a strong internal control environment to identify and manage risks and to communicate information about risk to the Board. Management communicates routinely with the Board, Board committees and individual directors on the significant risks identified and how they are being managed. Directors are free to, and indeed often do, communicate directly with senior management.

The Board implements its risk oversight function both as a whole and through delegation to various committees. These committees meet regularly and report back to the full Board. Our Audit Committee and Compensation Committee (as described below) play significant roles in carrying out the risk oversight function.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors presently maintains separately designated Audit, Compensation, and Nominating and Governance Committees.

Audit Committee

The Audit Committee consists of Dr. Max Link, Chairman, Dr. Augustine Chow and Mr. Frederick J. Fritz. The Audit Committee operates under a written charter as amended and restated effective May 4, 2007. A copy of the charter, as may be amended from time to time, is available on our web site, located at http://www.celsion.com, in lieu of triennial filing with our proxy statement in accordance with Instruction 2 to Item 407 of Regulation S-K. Additional copies of the charter are available upon written request to the Company. All members of the Audit Committee meet the independence standards established by the SEC and NASDAQ.

The Audit Committee assists the Board in fulfilling its responsibility to oversee management's implementation of the Company's financial reporting process. In discharging its oversight role, the Audit Committee reviewed and discussed the audited financial statements contained in the Company's 2012 Annual Report on Form 10-K with the Company's management and the Company's independent registered public accounting firm. Management is responsible for the financial statements and the reporting process, including the system of internal controls. The Company's independent registered public accounting firm is responsible for expressing an opinion on the conformity of those financial statements with accounting principles generally accepted in the United States.

The Board of Directors has determined that Dr. Max Link is qualified to serve as the "audit committee financial expert" as defined by Item 407(d)(5) of Regulation S-K and that Dr. Chow and Mr. Fritz meet the financial literacy requirements under applicable NASDAQ rules.

Compensation Committee

The Compensation Committee is responsible for establishing and administering the compensation policies applicable to the Company's directors, officers and key personnel, for recommending compensation arrangements to the Board of Directors and for evaluating the performance of senior management. The Compensation Committee operates under a written charter effective as of December 24, 2003. A copy of the charter, as may be amended from time to time, is available on our web site, located at http://www.celsion.com, in lieu of triennial filing with our proxy statement in accordance with Instruction 2 to Item 407 of Regulation S-K. Additional copies of the charter are available upon written request to the Company.  The Compensation Committee does not delegate the authority to approve compensation policies and actions affecting the Company's named executive officers or directors. The Compensation Committee applies discretion in determining compensation for the Company's executives. The Compensation Committee has not established any equity or other security ownership requirements or guidelines in respect of its executive officers. The President and Chief Executive Officer assists the Compensation Committee in evaluating the performance of other executive officers and by providing information to directors as and when requested, such as salary surveys and compensation paid by the Company's competitors, to the extent such information is publicly available. Members of the Compensation Committee undertake to verify such information prior to referring to it in determining executive compensation. The compensation of the President and Chief Executive Officer is determined by the Compensation Committee based on the Compensation Committee's evaluation of his performance and with reference to such external or competitive data as they consider necessary.  The compensation of the other named executive officers is determined by the Compensation Committee based on its evaluation of their individual performance and the recommendations of the President and Chief Executive Officer.

Mr. Hooper (Chairman) and Drs. Link and Martinez currently comprise the Compensation Committee. All members of the Compensation Committee are independent under the applicable NASDAQ rules.

Nominating and Governance Committee

The Nominating and Governance Committee is responsible for identifying and recruiting new members of the Board of Directors when vacancies arise, identifying and recruiting nominees for election as directors, reconsideration of incumbent directors in connection with nominations for elections of directors and ensuring that the Board of Directors is properly constituted to meet its corporate governance obligations. The Nominating and Governance Committee operates under a written charter effective as of December 24, 2003 and amended on February 27, 2006. A copy of the charter, as may be amended from time to time, is available on our web site, located at http://www.celsion.com, in lieu of triennial filing with our proxy statement in accordance with Instruction 2 to Item 407 of Regulation S-K.  The current members of the Nominating and Governance Committee are Dr. Link (Chairman) and Dr. Martinez, each of whom is deemed to be independent under applicable NASDAQ rules.

ITEM 11.              EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section describes the material elements of compensation awarded to, earned by or paid to Michael H. Tardugno, our Chief Executive Officer, Gregory Weaver, our Senior Vice President and Chief Financial Officer, Nicholas Borys, our Vice President and Chief Medical Officer, and Jeffrey W. Church, our Senior Vice President, Corporate Strategy and Investor Relations. These individuals are listed in the Summary Compensation Table below and are referred to in this discussion as the “Named Executive Officers.”

Introduction

The Company is an oncology drug development company and as such is unlikely, in the short to medium term, to generate revenues and income sufficient to cover product development costs. As a result, the Company’s executive compensation philosophy is geared to ensuring that executive compensation aligns the interests of management and stockholders by emphasizing rewards for Company performance, while remaining competitive with compensation paid by other clinical stage biotechnology companies.

The Compensation Committee has adopted the following executive compensation approaches, which the Company believes help to achieve the objectives for the executive compensation program and incorporate many compensation features that are generally favored by stockholders:

•
A significant amount of the executives’ compensation is at-risk.  For fiscal year 2012, approximately 48% of Mr. Tardugno’s target total direct compensation was performance-based and/or linked to the value of the Company’s stock price. As used in this discussion, the term “total direct compensation” means the aggregate amount of the executive’s base salary, target annual incentive awards, and long-term equity incentive awards based on the grant-date fair value of such awards as determined under the accounting principles used in the Company’s audited financial statements.

•
Executives’ bonuses under the Company’s annual incentive program are principally based on the achievement of specific performance objectives established at the beginning of the fiscal year by the Compensation Committee.

•
Executives’ equity awards are granted in the form of stock options that help to align the executives’ interests with those of stockholders as the options will not have value unless the Company’s stock price appreciates after the option is granted. The awards also provide a retention incentive as they vest over a multi-year period.

•
The Company does not provide any tax gross-up payments or material perquisites to our Named Executive Officers (except for initial relocation expenses, the objective of which is to keep all affected employees, executive or otherwise, whole for expenses incurred in joining the Company).

Executive Compensation Philosophy and Procedures

The Compensation Committee attempts to design executive compensation programs to achieve three principal objectives.

•
The program is intended to attract, motivate and retain talented executives with total compensation that is competitive within the drug development and broader pharmaceutical and biotechnology industry;

•
The program is intended to create an alignment of interests between the Company’s executives and stockholders such that a significant portion of each executive’s compensation varies with business performance and is dependent on a rising stock price performance; and

•	The program is designed to award behavior which results in optimizing the commercial potential of the Company’s development program.

The Compensation Committee’s philosophy is to pay competitive total compensation, comprised of annual salaries, annual cash incentives and long-term equity awards (primarily stock options), which is geared to provide total compensation that is directly linked with the Company’s performance. The Compensation Committee considers the elements of the compensation package to be reflective of compensation packages given to executives of companies of similar size in our industry. Compensation packages are designed to pay competitive salaries between the 50th and the 75th percentile level of the industry as described below, reward superior annual performance through incentive compensation awards and to allow executives to participate in increases in stockholder value through stock option and other stock-based grants.

In determining executives’ compensation levels, the Compensation Committee relies primarily on its experience and judgment to provide a package that appropriately balances the need to attract and retain key executive talent with the creation of incentives that will enhance the growth of the Company and provide value for stockholders. As part of its decision-making process, the Compensation Committee takes into account the role and experience of each executive and reviews industry surveys (specifically, the Radford Global Life Sciences Survey, which covers a broad cross-section of the biotechnology, pharmaceuticals and life science industries and in which the Company participates) for information on the compensation paid to their executive officers by companies in our industry that are similar in size, breadth, stage of development or complexity to the Company. However, this data is used by the Compensation Committee as background information only, and in reviewing this survey data, the Compensation Committee does not focus on any particular company used in the survey. The Compensation Committee also does not specifically “benchmark” compensation at any particular level against this survey data.

In light of the straightforward nature of the Company’s executive compensation arrangements, the Compensation Committee believes it has not been necessary to retain independent compensation consultants. To assist the Compensation Committee with its responsibilities, we provide briefing materials prepared or summarized by management. Our Chief Executive Officer participates in the collection and dissemination of survey information and interacts with the Compensation Committee in reviewing some of the elements of yearly performance and compensation of the other members of the executive management team. The Compensation Committee believes that an appropriate level of input from our Chief Executive Officer provides a necessary and valuable perspective in helping the Compensation Committee formulate its own independent views on compensation. The Compensation Committee takes measures to ensure its independence with respect to the Chief Executive Officer's compensation. The Compensation Committee meets separately to make all final determinations on the compensation levels for named executive officers.

A discussion of each individual element of compensation and the compensation for each Named Executive Officer for 2012 follows.

Annual Salaries

The Company participates in an ongoing industry survey as described above. The Compensation Committee compares base salary for Company executives with the levels provided to similarly situated executives and generally targets base salaries at levels between the 50th and the 75th percentile of survey companies.

In early 2012, after reviewing each executive’s job responsibilities, individual performance, our corporate performance, competitive market data and our total compensation expense, the salaries of each of the named executives was increased by approximately 3%.

Incentive Compensation

The Company has an incentive compensation plan in which all members of our senior management participate. The plan is performance-driven based on Company and personal operational objectives generally established annually by the Compensation Committee in consultation with the Chief Executive Officer. These operational objectives include the completion of certain development projects, fund raising, cost controls, business development and profit and loss goals. They typically do not, however, include share price objectives as we believe all of the operating objectives are ultimately directed at creating Stockholder value. These objectives are designed to achieve timely and efficient product development including completion of clinical studies and regulatory approvals. Each member of senior management is individually evaluated based on the achievement of the Company’s overall operational objectives and his personal objectives. This component of compensation is provided, among other reasons, to create incentives for members of senior management to meet short and medium term performance goals of the Company, without regard to stock price. Objectives are weighted in terms of overall importance to meeting the Company’s operating plan.

The total annual incentive compensation a member of senior management can earn is based on his level within management, with more senior members of management eligible to earn a higher percentage of their base salary as incentive compensation than less senior members. We believe it is appropriate for executives to have a greater percentage of their compensation “at-risk” based on performance as they generally have a greater role in the achievement of objectives that we believe promote the growth of the Company and the creation of value for stockholders.  The actual amount of incentive compensation paid to any member of senior management is determined on a sliding scale dependent on how successful such member of senior management was in achieving the objectives upon which his or her incentive compensation was targeted and the relative importance to the Company of the objectives achieved. The Compensation Committee retains complete discretion to adjust any incentive compensation down and retains discretion as to whether to grant any incentive compensation to any individual member of senior management at all.

Under the incentive compensation plan for 2012, the Compensation Committee established a number of annual corporate goals that include research and development, regulatory, manufacturing, organizational and financial goals which we believe were essential to building stockholder value.  These corporate goals were designed to be achieved during the annual performance period and their relative weighting is based upon our assessment of the importance of each goal in creating value for the Company and our stockholders. If all of the stated goals were achieved, the overall corporate performance rating would have been approximately 100%. Each corporate goal was established so that significant levels of achievement were required to meet the goal. Following the conclusion of the annual performance period, the level of achievement for each corporate goal was assessed by the Compensation Committee. The Compensation Committee determined whether each corporate goal had been met, exceeded, or not satisfied. In addition, in assessing corporate performance, the Compensation Committee had the discretion to factor in other significant corporate events that occurred during the performance period which could have resulted in an upward or downward adjustment in the determination of corporate performance. After taking into account the level of attainment of each corporate goal and other appropriate corporate performance factors, the Compensation Committee assigned the overall corporate performance rating, which ranged from 0% to 100%. The aggregate of all individual bonuses awarded under the policy cannot exceed the total available bonuses available so that the cost of bonuses ultimately reflects our overall performance and is not inflated by the sum of any individual performance rating.

After the corporate performance rating is determined by the Compensation Committee, the individual performance of each Named Executive Officer is reviewed by the organization in consultation with Mr. Tardugno in order to determine the appropriate annual performance percentage rating to be assigned to the executive for the performance period.  Each Named Executive Officer’s actual annual performance-based incentive compensation payment is based on a combination of the corporate performance rating and his or her individual performance.  The actual annual performance bonus compensation award for each Named Executive Officer is determined in our sole discretion, and the maximum payout for each Named Executive Officer could be up to 100% of his or her target annual performance-based compensation target.

The Named Executive Officers were each assigned a target annual incentive for 2012 ranging from 35% to 100% of base salary. The table below shows the target annual incentive assigned to each Named Executive Officer for 2012 both as a dollar amount and as a percentage of base salary.

Name	Target Annual Incentive for Entire 2012 Year ($)	Target Annual Incentive for Entire 2012 (% of Base Salary)
Michael H. Tardugno	424,676	100%
Gregory Weaver	116,000	40%
Nicholas Borys	110,203	35%
Jeffrey W. Church	105,575	40%

The 2012 corporate objectives and relative weightings assigned to each objective were as follows:

1.	Research and Development objective to complete enrollment of 700 patients in the Phase III clinical trial for primary liver cancer (the HEAT Study) (15%).

2.	Research and Development objective to provide oversight and controls sufficient to ensure achievable HEAT Study end point objectives:

•	Manage discordance to ensure that the study is powered to provide p-value of significance for primary end point of 380 events (7.5%);

•	No more than 20% of patients lost for follow-up of secondary endpoint, overall survival (7.5%);

3.
Regulatory objective to finalize and implement the ThermoDox® clinical and regulatory development plan to ensure the New Drug Application (NDA) process is defined, resourced and on track with targeted submission date 6 months following the 380 events in the HEAT Study (5%).

4.	Regulatory objective to prepare the Chemical Manufacturing Controls (CMC) and Pre-Clinical sections of the NDA Filing anticipating agreement with the FDA for a rolling submission (5%).

5.	CMC objective to complete six registration batches between two manufacturing locations to support inclusion of six months of stability data to support the NDA (5%).

6.	CMC objective to complete the identification and qualification of drug purity to support the commercial viability of the pH-loading process (5%).

7.	CMC objective to complete animal PK comparability and safety study to examine equivalency of pH-loaded and ammonium-loaded formulations of ThermoDox® (5%).

8.	Manufacturing objective to initiate PK Study to show data supportive of a second manufacturing site (10%).

9.	Research and development objective to establish basis for expanded use of ThermoDox® in treatment of colorectal liver metastatic cancer patients (5%).

10.	Financial objectives to manage cash and operating expenses (20%).

11.	Organizational objectives to develop and initiate commercialization strategy for ThermoDox® and to achieve and maintain a market capitalization equivalent to peer comparison groups (10%).

These performance objectives served as the corporate performance objectives under the incentive compensation plan for 2012.  Research and development, manufacturing and regulatory goals comprised 70% of the corporate performance objectives for 2012, with an additional 30% relating to financial and organizational objectives that we believe were critical to the support of our drug candidate pipeline. We believe this mix of corporate goals was not only an appropriate measure of achievement in 2012, but also represents objectives important to building the long-term foundation of our business.

A report of the achievement of our 2012 corporate objectives was prepared by our executive management team and was then reviewed and assessed by the Compensation Committee. Based on this review and assessment, the Compensation Committee determined that eight of the corporate goals identified above (1 through 4, 6, 8 10 and 11) were met.  The other three goals (5, 7 and 9) were not fully met and partial credit was given for these goals.  Partial credit was given based on the level of achievement that, while not meeting the full corporate objective, nevertheless represented significant achievement towards that objective that the Compensation Committee determined warranted a proportional award of partial credit for the level of achievement attained. The Compensation Committee also determined that significant accomplishments outside of established corporate objectives, including the company’s progress in certain partnerships and collaborations, advances in clinical development, and attainment of certain financial objectives, should be factored into the determination of the corporate performance rating.  Accordingly, the Compensation Committee determined that the corporate performance rating under the incentive compensation plan was determined to be 65% for 2012 and that the maximum bonus for 2012 would be funded at 65% of the target bonus level. Certain individual downward adjustments were made at the discretion of the Committee.  The bonuses awarded to the Named Executive Officers for 2012 fell within the guidelines we established under the incentive compensation plan.

Each of the Named Executive Officers participated in the annual incentive plan for 2012. The target bonus amount for each executive was established pursuant to his employment agreement as described above.  In December 2012, the Compensation Committee determined the 2012 bonus for each executive based on the performance of the Company and the executive’s individual performance during the year.  The Compensation Committee then determined each executive officer would receive 85% of their achieved bonus in 2012 and the remaining 15% would be reviewed in 2013.  Subsequently in the first quarter of 2013, the Compensation Committee reviewed the remaining portion of the 2012 bonus and determined that it will not be paid.

Mr. Tardugno was awarded a bonus for 2012 of $228,512 representing 53.8% of his target for 2012. Mr. Tardugno’s target bonus for 2012 was 100% of his base salary.  The Compensation Committee determined the amount of Mr. Tardugno’s 2012 bonus based upon the following company objectives: completion of patient enrollment for the primary liver clinical trial, ensure reliability and scalability of Thermodox® manufacturing process, and significant financial and management initiatives.

Mr. Weaver was awarded a bonus for 2012 of $71,485, representing 61.6% of his target bonus and 24.7% of his base salary amount, which was determined by the Compensation Committee, based the Company's performance for 2012. Mr. Weaver’s target bonus for 2012 was 40% of his base salary. The Compensation Committee determined the amount of Mr. Weaver’s 2012 bonus based upon the following company objectives: management of financial resources, management of financial reporting and accounting controls and achieving significant financial and management initiatives.

Dr. Borys was awarded a bonus for 2012 of $56,416, representing 51.2% of his target bonus and 17.9% of his base salary amount.  Dr. Borys’ target bonus for 2012 was 35% of his base salary.  The Compensation Committee determined the amount of Dr. Borys’ 2012 bonus based upon the following company objectives: completion of patient enrollment for the primary liver clinical trial, initiation of a PK study, continued enrollment in the ablate study, plan and implement strategy for NDA process for ThermoDox® based on clinical data readout from the primary liver cancer study and various financial and management initiatives.

Mr. Church was awarded a bonus for 2012 of $68,426, representing 64.8% of his target bonus and 26.0% of his base salary amount.  Mr. Church’s target bonus for 2012 was 40% of his base salary. The Compensation Committee determined the amount of Mr. Church’s 2012 bonus based upon the following company objectives: strategically position the Company as an attractive Phase III investment in oncology, increase institutional ownership and various significant financial and management initiatives.

Stock-Based Compensation

The Company grants long-term equity awards to its executives and other employees that are designed to align the interests of Company employees and its stockholders, encouraging participants to maintain and increase their ownership of Company Common Stock with the opportunity to benefit from the Company’s long-term performance. The Company’s equity program has generally consisted of grants of stock options, although the Company has occasionally granted awards of restricted stock in certain circumstances in the past.  Because the exercise price of the options is based on the market price of the Company’s common stock on the date of grant, the Compensation Committee believes that options help to align the interests of the Company’s executives with those of its stockholders as the options will not have value unless there is appreciation in the Company’s stock price.  The options also serve as a retention tool since they generally vest over a three-year period.  This approach is designed to focus key employees on sustainable growth of the Company and the creation of stockholder value over the long term.

Annual grants to the Named Executive Officers are generally made during the first quarter of the fiscal year. Annual Grants are determined by the Committee based on their review of each individual’s past performance as well as their potential impact on the Company’s future performance. Grants may also be made at other times during the fiscal year in certain circumstances (such as a grant in connection with the hiring or promotion of an executive or other special circumstance as deemed appropriate by the Compensation Committee).  In February 2012, the Compensation Committee approved annual grants of stock options to each of the Named Executive Officers.  In addition, the Compensation Committee determined that, if our stockholders approved a proposal at the 2012 Annual Meeting to increase the number of shares available for grant under our stock incentive plan, the Compensation Committee would consider approving additional option grants so that the aggregate options granted to each executive for 2012 would be at levels the Compensation Committee considered appropriate to provide adequate retention and performance incentives for the executives. The plan proposal was approved by stockholders at the 2012 Annual Meeting and, accordingly, the Compensation Committee considered and approved a second set of option grants in June 2012 for each of the Named Executive Officers.

Other Compensation

Executive officers are eligible to participate in our medical and other welfare benefit plans and for other benefits, in each case on generally the same basis as other employees. We maintain a 401(k) plan for our employees. Other than the 401(k) plan, we do not offer any of our employees a pension plan, retirement plan or other forms of compensation paid out upon retirement. We also do not provide any tax gross-up payments or material perquisites to our Named Executive Officers.

Post-Employment Obligations

The Company believes that severance protections, particularly in the context of a change in control transaction, can play a valuable role in attracting and retaining key executive officers. Under their employment agreements, each of the Named Executive Officers would be entitled to severance benefits in the event of a termination of employment by the Company without cause. The Company has determined that it is appropriate to provide the executives with severance benefits under these circumstances in light of their positions with the Company and as part of his overall compensation package.

The Company believes that the occurrence, or potential occurrence, of a change in control transaction will create uncertainty regarding the continued employment of the Company’s executive officers as many change in control transactions result in significant organizational changes, particularly at the senior executive level.  In order to encourage the Company’s executive officers to remain employed with the Company during an important time when their prospects for continued employment following the transaction may be uncertain, the Company provides each of the Named Executive Officers with enhanced severance benefits if his employment is actually or constructively terminated by the Company without cause in connection with a change in control.

Tax Considerations

The Compensation Committee also considers the tax impact of the compensation provided to the Named Executive Officers. Under U.S. tax law, publicly-held companies may be precluded from deducting certain compensation paid to an executive officer in excess of $1.0 million in a year. The regulations exclude from this limit certain performance-based compensation, including stock options, provided certain requirements are satisfied. The Company’s intent generally is to design and administer executive compensation programs in a manner that will preserve the deductibility of compensation paid to the Company’s executive officers. However, the Company reserves the right to design programs that recognize a full range of performance criteria important to the Company’s success, even where the compensation paid under such programs may not be deductible. The Compensation Committee believes that no part of the Company’s tax deduction for compensation paid to the Named Executive Officers for fiscal year 2012 will be disallowed under Section 162(m).

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee has certain duties and powers as described in its charter. The Compensation Committee is currently composed of the three non-employee directors named at the end of this report, each of whom is independent under the applicable NASDAQ rules.

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this Form 10-K/A. Based upon this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in this Form 10-K/A.

Compensation Committee of the Board of Directors

Robert W. Hooper (Chairman)
Dr. Max E. Link
Dr. Alberto R. Martinez

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Hooper and Dr.’s Link and Martinez each served on the Compensation Committee of the Board of Directors for 2012. During 2012, no member of our Compensation Committee is or was a current or former executive officer or employee of the Company, or had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related party transactions. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the Compensation Committee during 2012.

2012 EXECUTIVE SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate cash and other compensation paid for the years ended December 31, 2012, 2011 and 2010, to the Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total ($)

Michael H. Tardugno (4)	2012	$422,773	$–	$178,350	$228,512	$27,741	$857,376
President and Chief Executive Officer	2011	380,859	–	315,000	181,415	22,942	900,216
	2010	360,500	51,191	164,050	121,405	54,775	751,921

Gregory Weaver(5)	2012	$289,233	$–	$74,313	$71,485	$8,700	$443,731
Senior Vice President & CFO	2011	138,115	–	269,750	57,000	126,428	591,293

Nicholas Borys(6)	2012	$314,642	$–	$74,313	$56,416	$8,250	$453,621
Vice President & CMO	2011	305,036	–	122,500	67,507	25,733	520,776
	2010	295,050	22,159	77,200	57,240	31,446	483,095

Jeffrey W. Church(7)	2012	$262,755	$–	$74,313	$68,426	22,766	$428,260
Senior Vice President, Corporate	2011	255,289	24,900	122,500	56,375	5,637	464,701
Strategy and Investor Relations	2010	119,231	84,750	248,000	30,500	-	482,481

(1)
The value reported for Stock and Option Awards is the aggregate grant date fair value of restricted stock awards and stock options, respectively, granted to the Named Executive Officers in the years shown, determined in accordance with FASB ASC Topic 718, disregarding adjustments for forfeiture assumptions. The assumptions for making the valuation determinations are set forth in the Note 11 in the financial statements in the Company’s Annual Report on Form 10K filed with the SEC on March 18, 2013.

(2)	Bonuses for 2012 were paid at the end of 2012. See “Material Terms of Non-Equity Incentive Awards” below for information on the terms of these bonuses.

(3)
This column includes other compensation as indicated below and matching contributions made by the Company for the Named Executive Officer under the Company’s 401(k) plan. The Company’s matching contribution is equal to 50% of the employee’s deferrals under the plan up to 6% of the employee’s compensation and are made in shares of the Company’s common stock. The value of the Company’s matching contributions for each executive are indicated below.

(4)	For Mr. Tardugno, “All Other Compensation” for 2012 consists of a $16,742 temporary living and relocation allowance and a 401(k) plan matching contribution of $10,999.

(5)	For Mr. Weaver, “All Other Compensation” for 2012 consists of a 401(k) plan matching contribution of $8,700.

(6)	For Dr. Borys, “All Other Compensation” for 2012 consists of a 401(k) plan matching contribution of $8,250.

(7)	For Mr. Church “All Other Compensation” for 2012 consists of a $22,766 temporary living and relocation allowance.

NARRATIVE DISCLOSURE TO EXECUTIVE SUMMARY COMPENSATION TABLE

Employment Agreements

The Company and Mr. Tardugno entered into an employment agreement, effective September 15, 2011, which superseded the previous employment agreement with Mr. Tardugno and pursuant to which Mr. Tardugno continues to serve as our President and Chief Executive Officer.  Subject to earlier termination pursuant to the terms of the agreement, the initial term of the agreement shall end on January 1, 2016, with automatic one year renewals thereafter, unless either party provides a notice of non-renewal. Mr. Tardugno's employment agreement provides for an initial annual base salary of $412,307, subject to annual adjustment by the Board of Directors of the Company or the Compensation Committee. Mr. Tardugno is also eligible for an annual performance bonus from the Company, pursuant to the Company's management incentive bonus program, or policy or practice of the Board or its Compensation Committee, in effect from time to time. The amount of such bonus will be determined by the Board or its Compensation Committee in its sole and absolute discretion and will not exceed 100% of the then-current base salary except pursuant to a specific finding by the Board or its Compensation Committee that a higher percentage is appropriate. Under the agreement, the Company agreed to grant to Mr. Tardugno, at the time of its usual annual grant to employees, annual stock options to purchase shares of the Company's common stock as the Board or its Compensation Committee shall determine.

In the event, (A) that the Company terminates the agreement other than for "cause" (as defined in the agreement) or (B) Mr. Tardugno terminates the agreement upon the occurrence of:  (i) a material adverse change in his duties or authority; (ii) a situation in which he is no longer at least one of the President or the Chief Executive Officer of the Company; (iii) a bankruptcy filing or similar action by or against the Company; or (iv) another material breach of the Agreement by the Company (each, a "Triggering Event"), Mr. Tardugno will be entitled to receive a severance payment equal to his base annual salary at the time of termination (the "Reference Amount"), payable in accordance with the Company's normal payroll practices and may generally exercise any vested options through the remainder of their original term.

In the event of termination of his employment upon a Triggering Event within two years following a "change in control" (as described below), or, if within such two-year period (i) there is a material adverse change in his compensation or benefits, or (ii) any successor to the Company does not assume the Company's obligation under the agreement, and he terminates his employment, Mr. Tardugno is entitled to a lump sum severance payment equal to the Reference Amount and any previously unvested options granted to Mr. Tardugno and covered by the employment agreement shall immediately vest and become and generally remain fully exercisable through the remainder of their original maximum terms and otherwise in accordance with their respective original terms. The agreement also provides that such severance is payable following a change in control if Mr. Tardugno elects to terminate his employment for any reason or no reason commencing with the sixth and ending with the twelfth month following the change in control. Under the agreement, a "change in control" is deemed to occur: (i) if any person becomes the direct or indirect beneficial owner of more than 50% of the combined voting power of the Company's then-outstanding securities; (ii) there is a change in a majority of the directors in office during any twenty-four (24) month period; (iii) the Company engages in a recapitalization, reorganization, merger, consolidation or similar transaction after which the holders of the Company's voting securities before the transaction do not continue to hold at least 50% of the voting securities of the Company or its successor after the transaction; or (iv) upon the complete liquidation or dissolution of the Company or the sale or other disposition of substantially all of its assets after which the holders of the Company's voting securities before such sale or disposition do not continue to hold at least 50% of the voting securities of the Company or its successor after such sale or disposition.

In the event that Mr. Tardugno is terminated for cause or is receiving severance payments contemplated under the employment agreement, Mr. Tardugno shall, among other things, not provide any services, directly or indirectly, to any other business or commercial entity in the Company's "Field of Interest" (as such term is defined in his employment agreement), solicit any customers or suppliers of the Company, directly or indirectly, or employ or seek to employ an employee of the Company for a period of two years following the date of termination. In addition, at no time during the term of the employment agreement or thereafter will Mr. Tardugno knowingly make any written or oral untrue statement that disparages the Company.  Mr. Tardugno is also subject to confidentiality provisions in his employment agreement.

In connection with Mr. Weaver’s appointment as Senior Vice President and Chief Financial Officer, the Company and Mr. Weaver entered into an employment offer letter effective July 8, 2011.  Pursuant to the offer letter, Mr. Weaver will receive a starting base salary of $285,000 and will be eligible for an annual bonus, with a target of 40% of his annual base salary, conditioned on his and the Company’s performance against key business objectives.

Mr. Weaver’s employment is “at-will”, however, if the Company terminates Mr. Weaver for any reason other than just cause, or if Mr. Weaver resigns for good reason, the Company will continue to pay Mr. Weaver, subject to his execution of a mutually agreeable general release, his monthly salary and provide him a COBRA benefit payment for up to six months.  The salary and benefit payments will cease at the end of six months and are subject to reduction by the amount of compensation from any new employer if Mr. Weaver obtains other employment during the six month period.  Mr. Weaver was provided a lump sum relocation assistance of $50,000 plus an additional amount for taxes in 2011.

The Company and Dr. Borys entered into an employment offer letter on August 23, 2007, pursuant to which Dr. Borys agreed to serve as the Vice President and Chief Medical Officer of the Company. Under the terms of the offer letter, the Company agreed to pay Dr. Borys an annual starting salary of $270,000, subject to annual review. Dr. Borys is also eligible for an annual bonus, with a target of 35% of his annual base salary, conditioned on his and the Company's performance against key performance objectives, and annual discretionary stock option awards. Dr. Borys' employment with the Company is "at-will"; however, subject to a retention agreement the Company provided to Dr. Borys on February 19, 2013, if the Company terminates Dr. Borys' employment for any reason other than just cause, the Company will pay Dr. Borys a salary continuation and COBRA payment benefit for up to six months. The salary and benefit payments will cease at the end of the six-month period or, if he finds new employment prior to the end of the six month period, the benefit will be reduced by the amount of compensation which he will receive from any new employer.  Also in connection with this retention agreement, Dr. Borys will be entitled to the payment of a retention bonus in the amount of $100,000, provided that he remains actively and continuously employed with the Company for the one-year period through February 19, 2014.  If Dr. Borys’ employment with the Company terminates for any reason, whether by him or by the Company, prior to February 19, 2014, Dr. Borys will not be entitled to receive the retention bonus.

The Company and Mr. Church entered into an employment offer letter on June 15, 2010.  Pursuant to the offer letter, Mr. Church will receive a starting base salary of $250,000 and will be eligible for an annual bonus, with a target of 35% of his annual base salary, conditioned on his and the Company’s performance against key business objectives.  In connection with his promotion to Senior Vice President in July 2011, Mr. Church’s target bonus was increased to 40%.

Mr. Church’s employment is “at-will”; however, if the Company terminates Mr. Church for any reason other than just cause, the Company will pay Mr. Church a salary continuation and COBRA payment benefit for up to six months. The salary and benefit payments will cease at the end of the six month period or if he finds new employment prior to the six month period, the benefit will be reduced by the amount of compensation which he will receive from any new employer.   Effective July 8, 2011, Mr. Church resigned from his position as Vice President and Chief Financial Officer and was appointed Senior Vice President, Corporate Strategy and Investor Relations.

Change in Control Agreements

In November 2011, the Company entered into change in control severance agreements ("CIC Agreements") with each of the Named Executive Officers, to provide severance benefits to these executives should their employment terminate in certain circumstances in connection with a change in control of the Company. The following summary is qualified in its entirety by the provisions of the CIC Agreement.

Under the CIC Agreement, in the event that the Company terminates the executive’s employment without cause or in the event that the executive terminates his employment for good reason, in either case on or within two years after a change in control of the Company, the executive would be entitled to receive a cash lump sum payment equal to the sum of (1) the executive’s annual base salary and (2) the executive’s target annual bonus for the fiscal year in which the termination occurs.  (For these purposes, the terms “cause,” “good reason” and “change in control” are each defined in the CIC Agreement.) In addition, the Company will pay or reimburse the executive for the cost of the premiums charged to continue health coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act and life insurance coverage for the executive and his eligible dependents, in each case for a period of up to one year following the termination. The executive would also be entitled to full acceleration of his then-outstanding equity awards granted to him by the Company. However, as to any equity award agreement that is subject to performance-based vesting requirements, the vesting of such award will continue to be governed by its terms.  In the case of options or similar awards, the award would generally remain exercisable for the remainder of the original term of the award (or, in the case of awards that vested after the date of the change in control, for the lesser of 12 months following the last day such award would have been exercisable under the applicable award agreement and the remainder of the original term). The benefits provided under the CIC Agreement are in addition to, and not in lieu of, any severance benefits the executive may be entitled to receive in connection with the termination of his employment under any other agreement with the Company. The executive’s right to benefits under the CIC Agreement is subject to his executing a release of claims in favor of the Company upon the termination of his employment.

Material Terms of Option Grants During 2012

Each of the stock options awarded to the Named Executive Officers in 2012 and reported in the Grants of Plan-Based Awards Table below was granted under, and is subject to, the terms of our 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan is administered by the Compensation Committee, which has authority to interpret the plan provisions and make all required determinations under the plan. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits, and making provision to ensure that any tax withholding obligations incurred in respect of awards are satisfied. Awards granted under the plan are generally only transferable to a beneficiary of a Named Executive Officer upon his death. Under the terms of the 2007 Plan, if there is a change in control of the Company, each Named Executive Officer’s outstanding awards granted under the plan will generally terminate, unless the Compensation Committee provides for the substitution, assumption, exchange or other continuation or settlement (in cash, securities or property) of the outstanding awards. The Compensation Committee has discretion to provide for outstanding awards to become vested in connection with a change in control.

Each option granted to the Named Executive Officers in 2012 was granted with a per-share exercise price equal to the closing price of our common stock on the grant date. Each option is scheduled to vest in annual installments over a three-year period, subject in each case to the executive’s continued employment through the applicable vesting date, and has a maximum term of ten years. However, vested options may terminate earlier in connection with a change in control transaction or a termination of the Named Executive Officer’s employment. Subject to any accelerated vesting that may apply in the circumstances, the unvested portion of the option will immediately terminate upon a termination of the Named Executive Officer’s employment.

Material Terms of Non-Equity Incentive Awards

For information on the cash incentive awards for each of the Named Executive Officers for 2012, please see the “Incentive Compensation” section of the Compensation Discussion and Analysis above.

ADDITIONAL COMPENSATION DISCLOSURE NARRATIVE

Retirement Benefits

Celsion maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees over the age of 21. Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Commencing in the fourth quarter for 2008, the Company began making a matching contribution of 50% of an employee’s deferral under the plan up to a maximum of 6% of the employee’s base compensation. The match is paid for in Common Stock, which vests over a period of four years from the employee’s date of hire.

GRANTS OF PLAN-BASED AWARDS

The following table presents information regarding the incentive awards granted to the Named Executive Officers during 2012.  Each of the equity awards reported in the table below was granted under our 2007 Stock Incentive Plan.

Name	Grant Date	All Other Option Awards: Number of Securities Under-lying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Michael H. Tardugno	2/22/2012	33,000	$2.06	$47,850
	6/15/2012	87,000	$2.05	$130,500

Gregory Weaver	2/27/2012	13,750	$2.09	$19,938
	6/15/2012	36,250	$2.05	$54,375

Nicholas Borys	2/22/2012	13,750	$2.06	$19,938
	6/15/2012	36,250	$2.05	$54,375

Jeffrey W. Church	2/27/2012	13,750	$2.09	$19,938
	6/15/2012	36,250	$2.05	$54,375

(1)
The amounts reported as the grant date fair value reflect the fair value of these awards on the grant date as determined under the principles used to calculate the value of equity awards for purposes of the Company’s financial statements.  For a discussion of the assumptions and methodologies used to value the awards reported in Column (l), please see footnote 1 to the Summary Compensation Table.

2012 OUTSTANDING EQUITY AWARDS AT YEAR-END

The following table summarizes the unexercised stock options held by each of the Named Executive Officers as of December 31, 2012.  None of the Named Executive Officers held any other outstanding stock awards as of that date.

		Option Awards
Name	Grant Date	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Michael H. Tardugno	1/3/2007	430,000	–		$2.42	1/3/2017
	2/19/2008	75,000	–		$5.50	2/19/2018
	1/19/2009	75,000	–		$2.72	1/19/2019
	2/19/2010	56,669	28,313	(1)	$2.94	2/19/2020
	2/25/2011	60,000	120,000	(1)	$2.49	2/25/2021
	2/22/2012	–	33,000	(1)	$2.06	2/22/2022
	6/15/2012	–	87,000	(1)	$2.15	6/15/2022

Gregory Weaver	8/15/2005	1,666	–		$5.70	8/15/2015
	3/13/2006	1,838	–		$4.08	3/13/2016
	3/22/2007	12,500	–		$4.16	3/22/2017
	3/14/2008	16,741	–		$5.47	3/14/2018
	1/19/2009	18,516	–	(1)	$2.72	1/19/2019
	2/19/2010	16,533	8,333	(1)	$2.94	2/19/2020
	2/25/2011	16,667	33,333	(1)	$2.49	2/25/2020
	7/8/2011	22,500	52,500	(2)	$3.46	7/8/2021
	2/27/2012	–	13,750	(1)	$2.09	2/27/2022
	6/15/2012	–	36,250	(1)	$2.15	6/15/2022

Nicholas Borys	9/24/2007	75,000	–		$6.10	9/24/2017
	2/19/2008	35,000	–		$5.50	2/19/2018
	1/19/2009	35,000	–		$2.72	1/19/2019
	2/19/2010	26,667	13,333	(1)	$2.94	2/19/2020
	2/25/2011	23,334	46,666	(1)	$2.49	2/25/2021
	2/27/2012	–	13,750	(1)	$2.06	2/22/2022
	6/15/2012	–	36,250	(1)	$2.15	6/15/2022

Jeffrey W. Church	7/6/2010	50,000	50,000	(3)	$3.39	7/1/2020
	2/25/2011	23,334	46,666	(1)	$2.49	2/25/2021
	2/27/2012	–	13,750	(1)	$2.09	2/27/2022
	6/15/2012	–	36,250	(1)	$2.15	6/15/2022

Notes:

1)	These stock options vest in three annual installments commencing on the first anniversary of the date of grant.

2)	This stock option vests over four years, with 12.5% of the option vesting on January 1, 2012 and an additional 6.25% of the option vesting each quarter thereafter.

3)	This stock option vests in four annual installments commencing on the first anniversary of the date of grant.

OPTION EXERCISES AND STOCK VESTED

During 2012, Mr. Church received 25,000 shares of Common Stock upon vesting of a stock award granted in 2010.  The value of these shares was $76,750 as determined based on the closing price of the shares on the date of receipt. No other Named Executive Officer exercised options or vested in any stock from an award in 2012. However, during 2012, Mr. Weaver transferred 30,862 of his options with a value of $117,833 (determined based on the difference between the closing price of the shares on the date of transfer and the exercise price of the applicable option) pursuant to a domestic relations order.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

As described above under “Narrative Disclosure to Executive Compensation Tables,” the Company has entered into agreements with each of the Named Executive Officers that provides benefits that may become payable to the executives in connection with a termination of their employment.  The Company has also entered into agreements with each of the Named Executive Officers that provides benefits that may become payable to the executives in connection with a change in control of the Company.  If in the event the Named Executive Officer is entitled to receive severance benefits in connection with a termination of employment under both their severance agreement and their change in control agreement, the executive shall be entitled to receive the benefits from both agreements.  The first table below indicates the benefits that would be payable to each executive if a termination of employment in the circumstances described above had occurred on December 31, 2012 outside of a change in control.  The second table below indicates the benefits that would be payable to each executive if a change in control of the Company and such a termination of employment had occurred on that date.

Severance Benefits (Outside of a Change in Control)

Name	Cash Severance	Continuation of Health/Life Benefits	Equity Acceleration(1)	Total
Michael H. Tardugno	$424,676	$19,836	$–	$444,512
Gregory Weaver	$145,000	$10,254	$–	$155,254
Nicholas Borys	$158,029	$10,254	$–	$168,283
Jeffrey W. Church	$131,969	$10,254	$–	$142,223

Change of Control Severance Benefits

Name	Cash Severance	Continuation of Health/Life Benefits	Equity Acceleration(1)	Total
Michael H. Tardugno	$849,352	$19,836	$1,560,508	$2,429,696
Gregory Weaver	$406,000	$10,254	$741,148	$1,157,402
Nicholas Borys	$426,678	$10,254	$639,233	$1,076,165
Jeffrey W. Church	$356,316	$10,254	$808,822	$1,175,392

1)
This column reports the intrinsic value of the unvested portions of the executive’s equity awards that would accelerate if the executive’s employment had terminated on December 31, 2012 in the circumstances described above. For options, this value is calculated by multiplying the amount (if any) by which $8.19 (the closing price of the Company’s common stock on the last trading day of fiscal year 2012) exceeds the exercise price of the option by the number of shares subject to the accelerated portion of the option.

2)
Subject to a retention agreement the Company provided to Dr. Borys on February 19, 2013, if the Company terminates Dr. Bory’s employment for any reason other than just cause, the Company will pay Dr. Borys a salary continuation and COBRA payment benefit for up to six months. The salary and benefit payments will cease at the end of the six-month period or, if he finds new employment prior to the six month period, the benefit will be reduced by the amount of compensation which he will receive from any new employer.  Also in connection with this retention agreement, Dr. Borys will be entitled to the payment of a retention bonus in the amount of $100,000, provided that he remains actively and continuously employed with the Company for the one-year period through February 19, 2014.  If Dr. Borys’ employment with the Company terminates for any reason, whether by him or by the Company, prior to February 19, 2014, Dr. Borys will not be entitled to receive the retention bonus.

DIRECTOR COMPENSATION

2012 DIRECTOR COMPENSATION TABLE

The following table sets forth the cash and noncash compensation paid to the Company’s directors who are not employed by the Company or any of its subsidiaries (“Non-Employee Directors”) for the year ended December 31, 2012. The compensation paid to any director who was also one of our employees during fiscal year 2012 is presented in the “Summary Compensation Table” and the information that follows that table. Such employee directors do not receive separate compensation for service on the Board.

Name	Fees Earned and Paid ($)	Stock Awards ($)	Option Awards ($) (1)(2)	Total ($)
Max E. Link	$66,700	—	51,100	117,800
Augustine Chow	36,700	—	36,500	73,200
Robert W. Hooper	39,500	—	36,500	76,000
Alberto Martinez	35,500	—	36,500	72,000
Frederick J. Fritz	36,700	—	36,500	73,200

(1)
The value reported for Option Awards is the aggregate grant date fair value of stock options granted to the Non-Employee Directors in 2012, determined in accordance with FASB ASC Topic 718, disregarding adjustments for forfeiture assumptions. The assumptions for making the valuation determinations are set forth in the Note 10 in the financial statements included in the Company’s 2012 Annual Report on Form 10-K as filed with the SEC on March 18, 2013.  The grant date fair values of stock option awards to directors during the year ended December 31, 2012 were as follows:

Name	Number of Options Granted	Exercise Price	Expires	Grant Date Fair Value
Max E. Link	35,000	$2.06	2/22/2022	51,100
Augustine Chow	25,000	$2.06	2/22/2022	36,500
Robert W. Hooper	25,000	$2.06	2/22/2022	36,500
Alberto Martinez	25,000	$2.06	2/22/2022	36,500
Frederick J. Fritz	25,000	$2.06	2/22/2022	36,500

Each of these stock options was granted on February 22, 2012 and vests in three equal installments commencing on the first anniversary of the date of grant.

(2)
The following table presents the aggregate number of outstanding unexercised options held by each of our Non-Employee Directors as of December 31, 2012.  None of the Non-Employee Directors held any other outstanding stock awards on that date.

Director	Number of Options Outstanding
Max E. Link	203,245
Augustine Chow	170,000
Robert W. Hooper	95,000
Alberto Martinez	70,000
Frederick J. Fritz	55,000

During the year ended December 31, 2012, each Non-Employee Director of the Company received annual cash compensation in the amount of $25,000 payable quarterly, and an additional $1,000 for attendance at special meetings of the Board of Directors and each meeting of a committee of the Board of Directors that was not held in conjunction with a meeting of the Board of Directors. Each non-employee director is reimbursed for his out-of-pocket costs of attending meetings of the Board of Directors and of committees of the Board of Directors. Additionally, the Chairman of the Audit Committee received an additional annual cash fee of $8,000 and the Chairman of the Compensation Committee received an additional annual cash fee of $5,000.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company's Common Stock as of April 29, 2013 by:

▪	each person or group known by us to own beneficially more than 5% of the outstanding Common Stock;

▪	each of our directors and the director nominees, as well as each executive officer named in the Summary Compensation Table appearing under the heading "Executive Compensation"; and

▪	our directors and executive officers as a group.

We determine beneficial ownership in accordance with the rules of the SEC. Under SEC rules, beneficial ownership for purposes of this table takes into account shares as to which the individual has voting or investment power as well as shares that may be acquired within 60 days.  Shares of Common Stock subject to options that are currently exercisable or that become exercisable within 60 days of April 29, 2013 are treated as outstanding and beneficially owned by the holder of such options. However, these shares are not treated as outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated or as to the interests of spouses, the persons included in the table have sole voting and investment power with respect to all shares beneficially owned thereby.

NUMBER OF SHARES OF COMMON STOCK BENEFICIALLY OWNED

NAME OF BENEFICIAL OWNER*	NUMBER OF SHARES OF COMMON STOCK BENEFICIALLY OWNED (1)	PERCENT OF SHARES OF COMMON STOCK OUTSTANDING (2)
Sabby Healthcare Volatility Master Fund, Ltd. (3)	17,206,204	33.86%
Max E. Link (4)	543,631	1.07%
Augustine Chow (5)	209,084	**
Robert W. Hooper (6)	175,935	**
Alberto Martinez (7)	198,709	**
Frederick J. Fritz (8)	61,834	**
Michael H. Tardugno (9)	1,055,370	2.08%
Gregory Weaver (10)	153,022	**
Nicholas Borys (11)	286,521	**
Jeffrey Church (12)	188,908	**
Directors and Executive Officers as a group (9 persons)(13)	2,873,014	5.65%

*	The address of each of the individuals named is c/o Celsion Corporation, 997 Lenox Drive, Suite 100, Lawrenceville, NJ 08648.

**	Less than 1%.

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

(2)	Based on 50,823,083 shares of Common Stock outstanding as of April 29, 2013.

(3)
Includes (i) 2,115,658 shares of our Common Stock over which Sabby Healthcare Volatility Master Fund, Ltd., Sabby Management, LLC and Hal Mintz share voting and dispositive power, based on the information provided in the Schedule 13G filed with the SEC on February 20, 2013 by Sabby Healthcare Volatility Master Fund, Ltd., Sabby Management, LLC and Hal Mintz, and (ii) (A) 10,060,364 shares of our Common Stock received by Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. upon conversion of 12,500 shares of Series A 0% Convertible Preferred Stock and (B) warrants to purchase 5,030,182 shares of common stock purchased by Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. in the registered direct offering of our Common Stock that closed on February 26, 2013. Based on the Schedule 13G, Sabby Management, LLC and Hal Mintz do not directly own any shares of our Common Stock, but each indirectly owns 2,115,658 shares of our Common Stock; Sabby Management, LLC indirectly owns 2,115,658 shares of Common Stock as the investment manager of Sabby Healthcare Volatility Master Fund, Ltd.; Mr. Mintz indirectly owns 2,115,658 shares of Common Stock in his capacity as manager of Sabby Management, LLC; and each of Sabby Management, LLC and Hal Mintz disclaims beneficial ownership over shares of our Common Stock except to the extent of its pecuniary interest therein.

(4)	Includes 163,246 shares of Common Stock underlying options currently exercisable or exercisable within 60 days of April 29, 2013.

(5)	Includes 174,542 shares of Common Stock underlying options and warrants currently exercisable or exercisable within 60 days of April 29, 2013.

(6)	Includes 85,908 shares of Common Stock underlying options and warrants currently exercisable or exercisable within 60 days of April 29, 2013.

(7)	Includes 38,334 shares of Common Stock underlying options currently exercisable or exercisable within 60 days of April 29, 2013.

(8)	Includes 20,834 shares of Common Stock underlying options and warrants currently exercisable or exercisable within 60 days of April 29, 2013.

(9)	Includes 842,085 shares of Common Stock underlying options and warrants currently exercisable or exercisable within 60 days of April 29, 2013.

(10)	Includes 153,022 shares of Common Stock underlying options currently exercisable or exercisable within 60 days of April 29, 2013.

(11)	Includes 250,834 shares of Common Stock underlying options and warrants currently exercisable or exercisable within 60 days of April 29, 2013.

(12)	Includes 145,121 shares of Common Stock underlying options and warrants currently exercisable or exercisable within 60 days of April 29, 2013.

(13)	Includes 1,873,926 shares of Common Stock underlying options and warrants currently exercisable or exercisable within 60 days of April 29, 2013.

Equity Compensation Plan Information as of December 31, 2012

Plan-Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,854,214	(1)	$3.37	2,153,974	(1)
Equity compensation plans not approved by security holders	430,000	(2)	2.42	—
Total	3,284,214		$3.25	2,153,974

(1)	Includes both vested and unvested options to purchase Common Stock and unvested restricted stock awards under the 2001 Plan, the 2004 Plan and the 2007 Plan.

(2)
Includes the grant of an option to purchase 430,000 shares of our common stock to Mr. Tardugno on January 3, 2007.  The option was approved by our Board of Directors as an inducement to Mr. Tardugno to join the Company and was not approved by stockholders.  The option vested over the four-year period following the grant date and has a per-share exercise price of $2.42 and a maximum term of ten years. Upon a termination of Mr. Tardugno’s employment, the option will generally remain exercisable for 90 days following his termination, subject, however, to an extension of the exercise period in the case of a termination by the Company without cause or a termination in connection with a change in control of the Company and certain other events, in each case as described above under “Narrative Disclosure to Summary Compensation Table.”

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

None

Director Independence

In addition, in accordance with the rules of the SEC and NASDAQ, the Company requires that at least a majority of the directors serving at any time on the Board of Directors be independent, that at least three directors satisfy the financial literacy requirements for service on the Audit Committee and that at least one member of the Audit Committee qualify as an "audit committee financial expert" under those rules.

The Board of Directors has determined that Dr. Max Link is qualified to serve as the "audit committee financial expert" as defined by Item 407(d)(5) of Regulation S-K and that Dr. Link, Dr. Chow and Mr. Fritz meet the financial literacy requirements under applicable SEC and NASDAQ rules. The Board of Directors has also determined that of the six currently serving directors, Drs. Max E. Link, Augustine Chow, Alberto Martinez and Messer’s Robert W. Hooper and Frederick J. Fritz, are independent under applicable SEC and NASDAQ rules. Dr. Max Link acts as the chairman of our Audit Committee.  In considering the independence of the non-employee Director nominated for election, Dr. Link has no relationship with the Company other than as a Director.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

Stegman & Company ("Stegman") has served as our independent registered public accounting firm of the Company to audit its financial statements for the fiscal years ended December 31, 2012 and December 31, 2011. Stegman has served as the Company's independent accountants since 1993 and has advised the Company that neither Stegman nor any of its members has, or has had in the past three years, any financial interest in the Company or any relation to the Company other than as auditors and accountants.

FEES

The following table presents fees as invoiced for professional audit services rendered by Stegman and Company for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-Q for the fiscal years ended December 31, 2012 and December 31, 2011, and fees for other services rendered by Stegman during those periods:

	FISCAL YEAR 2012		FISCAL YEAR 2011
FEE CATEGORY	AMOUNT	% OF TOTAL	AMOUNT	% OF TOTAL
Audit Fees	$114,500	74%	$86,500	76%
Audit Related Fees	31,250	20	10,850	10
Tax Fees	8,875	6	16,000	14
All Other Fees	–	–	–	–
Total Fees	$154,625	100	$113,350	100

Audit fees consist of fees for professional services rendered by Stegman and Company for the audit of the Company's annual financial statements and for reviews of the quarterly financial statements included in the Company's Forms 10-Q. Tax fees consist of fees for preparation of the Company's federal and state tax returns. Audit related fees pertain to the work performed during the Company's equity offerings in 2012 and 2011. All other fees consist of fees for attendance at the Company's annual meetings, review of registration statements and similar matters.

SERVICES BY EMPLOYEES OF STEGMAN & COMPANY

No part of Stegman's engagement to audit the Company's financial statements for the year ended December 31, 2012 was attributable to work performed by persons other than Stegman's full-time, permanent employees.

AUDIT COMMITTEE POLICY ON APPROVAL OF AUDIT AND NON-AUDIT SERVICES

The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures. It is the policy of the Audit Committee to pre-approve all audit and permissible non-audit services provided by the Company's independent accountants, in accordance with rules prescribed by the SEC. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is based on a written proposal, accompanied by a cost estimate and estimated budget. The Audit Committee has delegated to its Chairman the authority to pre-approve audit and non-audit services with an estimated cost of up to $25,000, provided the exercise of such authority is reported to the Audit Committee at its next regular meeting. The Audit Committee reserves the right, from time to time, to delegate pre-approval authority to other of its members, so long as such members are independent directors.

All of the services of Stegman and Company during 2012 and 2011 were approved by the Audit Committee in accordance with its pre-approval policy and the approval requirements of the SEC.

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

10.23
Form of Securities Purchase Agreement, dated June 30, 2011, by and among Celsion Corporation and the purchasers named therein, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 6, 2011.

10.24
Form of Securities Purchase Agreement, dated July 20, 2011, by and among Celsion Corporation and the purchasers named therein, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 25, 2011

10.25
Form of Purchase Agreement, dated July 20, 2011, by and among Celsion Corporation and the purchasers named therein, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 26, 2011.

10.26
Lease Agreement, executed July 21, 2011, by and between Celsion Corporation and Brandywine Operating Partnership, L.P., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 26, 2011.

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

10.33
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

31.1^
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed as Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).

31.2^
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed as Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).

31.3+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

^	Previously filed with the Annual Report on Form 10-K filed with the SEC on March 18, 2013, which is being amended hereby.
+	Filed herewith.
**
Exhibit 101 is furnished with the Annual Report on Form 10-K filed with the SEC on March 18, 2013, and, in accordance with Rule 406T of Regulation S-T, shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

***	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10K/A to be signed on its behalf by the undersigned thereunto duly authorized.

CELSION CORPORATION
Registrant

April 30, 2013	By:	/s/ Michael H. Tardugno
Michael H. Tardugno
President and Chief Executive Officer

April 30, 2013	By:	/s/ Gregory Weaver
Gregory Weaver
Senior Vice President and Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ MICHAEL H. TARDUGNO	President and Chief Executive Officer
(Michael H. Tardugno)	(Principal Executive Officer) and Director	April 30, 2013

/s/ GREGORY WEAVER	Senior Vice President and Chief Financial
(Gregory Weaver)	Officer (Principal Financial Officer)	April 30, 2013

/s/ TIMOTHY J. TUMMINELLO	Controller and Chief Accounting Officer	April 30, 2013
(Timothy J. Tumminello)

/s/ MAX E. LINK	Chairman of the Board, Director	April 30, 2013
(Max E. Link, PhD.)

/s/ AUGUSTINE CHOW	Director	April 30, 2013
(Augustine Chow, PhD.)

/s/ FREDERICK J. FRITZ	Director	April 30, 2013
(Frederick J. Fritz)

/s/ ROBERT W. HOOPER	Director	April 30, 2013
(Robert W. Hooper)

/s/ ALBERTO MARTINEZ	Director	April 30, 2013
(Alberto Martinez)