Form 10-Q
period 2013-03-31
Celsion CORP
filed 2013-05-09
CIK 749647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Yes ☐     No ☑

As of May 8, 2013, the Registrant had 51,612,902 shares of Common Stock, $.01 par value per share, outstanding.

CELSION CORPORATION
QUARTERLY REPORT ON
FORM 10-Q

i

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q, including, without limitation, any projections of earnings, revenue or other financial items, any statements of the plans and objectives of management for future operations (including, but not limited to, pre-clinical development, clinical trials, manufacturing and commercialization), any statements concerning proposed drug candidates or other new products or services, any statements regarding future economic conditions or performance, any changes in the course of research and development activities and in clinical trials, any possible changes in cost and timing of development and testing, capital structure, financial condition, working capital needs and other financial items, any changes in approaches to medical treatment, any introduction of new products by others, any possible licenses or acquisitions of other technologies, assets or businesses, any possible actions by customers, suppliers, partners, competitors and regulatory authorities, compliance with listing standards of the NASDAQ Capital Market and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that our expectations are based on reasonable within the bounds of  our knowledge of our industry, business and operations, we can not guarantee that actual results  will not differ materially from our expectations. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors set forth in Part II, Item 1A “Risk Factors” below and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements, except as required by law or applicable regulations. The discussion of risks and uncertainties set forth in this Quarterly Report on Form 10-Q is not necessarily a complete or exhaustive list of all risks facing us at any particular point in time. We operate in a highly competitive, highly regulated and rapidly changing environment and our business is in a state of evolution. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward-looking statement.

Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Celsion,” “we,” “us,” and “our” refer to Celsion Corporation, a Delaware corporation.

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

ii

PART I: FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
CELSION CORPORATION
BALANCE SHEETS

	March 31, 2013 (unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$20,366,679	$14,991,488
Investment securities – available for sale, at fair value	25,202,875	8,037,620
Accrued interest receivable on investment securities	283,082	65,925
Advances and deposits for investigator grants	131,706	246,252
Other current assets	430,451	307,699
Total current assets	46,414,793	23,648,984

Property and equipment (at cost, less accumulated depreciation of $999,961 and $924,961, respectively)	1,039,621	1,114,621

Other assets:
Deposits, deferred fees and other assets	477,293	567,188
Patent licensing fees, net	26,250	28,125
Total other assets	503,543	595,313

Total assets	$47,957,957	$25,358,918

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,180,805	$2,339,768
Accrued liabilities	1,097,445	1,254,979
Notes payable - current portion	1,883,752	1,410,455
Deferred revenue - current portion	500,000	-
Total current liabilities	7,662,002	5,005,202

Common stock warrant liability	3,635	4,283,932
Notes payable – non-current portion	3,173,389	3,661,147
Deferred revenue - non-current portion	4,375,000	-
Other non-current liabilities	442,950	446,779
Total liabilities	15,656,976	13,397,060

Stockholders' equity:
Preferred stock, $0.01 par value: 100,000 shares authorized and 20,000 and 5,000 shares issued at March 31, 2013 and December 31, 2012 and 5,037 and -0- shares outstanding at March 31, 2013 and December 31, 2012, respectively	50	–
Common stock, $0.01 par value; 75,000,000 shares authorized and 51,497,856 and 37,967,708 shares issued at March 31, 2013 and December 31, 2012 and 50,835,477 and 37,302,785 shares outstanding at March 31, 2013 and December 31, 2012, respectively	514,979	379,677
Additional paid-in capital	190,743,338	165,276,069
Accumulated other comprehensive loss	(158,556)	(126,607)
Accumulated deficit	(156,118,622)	(150,876,770)
Subtotal	34,981,189	14,652,369
Treasury stock, at cost (662,379 and 664,921 shares at March 31, 2013 and December 31, 2012, respectively)	(2,680,208)	(2,690,511)
Total stockholders' equity	32,300,981	11,961,858

Total liabilities and stockholders' equity	$47,957,957	$25,358,918

See accompanying notes to the financial statements.

CELSION CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Licensing revenue	$125,000	$	─

Operating expenses:
Research and development	3,203,177		4,693,007
General and administrative	1,688,729		1,570,466
Total operating expenses	4,891,906		6,263,473

Loss from operations	(4,766,906)		(6,263,473)

Other income (expense):
Gain from valuation of common stock warrant liability	4,280,297		77,600
Investment income, net	16,563		5,333
Interest expense	(180,928)		(5,701)
Total other income, net	4,115,932		77,232

Net Loss	(650,974)		(6,186,241)

Non-cash deemed dividends from beneficial conversion feature on convertible preferred stock	(4,601,410)		–

Net loss attributable to common shareholders	$(5,252,384)		$(6,186,241)

Net loss attributable to common shareholders per common share – basic and diluted	$(0.12)		$(0.19)

Weighted average shares outstanding – basic and diluted	42,996,004		33,197,196

See accompanying notes to the financial statements.

CELSION CORPORATION
 STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Other comprehensive loss
Changes in:
Realized loss on investment securities recognized in investment income, net	$53,740	$128,560
Unrealized loss on investment securities	(85,689)	(129,776)
Other comprehensive loss	(31,949)	(1,216)

Net loss	(650,974)	$(6,186,241)
Total comprehensive loss	$(682,923)	$(6,187,457)

See accompanying notes to the financial statements.

CELSION CORPORATION
 STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(650,974)	$(6,186,241)
Non-cash items included in net income (loss):
Depreciation and amortization	76,875	53,955
Change in fair value of common stock warrant liability	(4,280,297)	(77,600)
Deferred revenue	4,875,000	-
Stock-based compensation	263,192	305,127
Treasury shares issued for services and 401(k) matching contribution	20,835	50,384
Change in deferred rent liability	(3,829)	65,467
Net changes in:
Accrued interest on short term investments and other current assets	(194,100)	(216,934)
Accounts payable	1,841,037	(301,358)
Accrued liabilities	(157,534)	579,323
Net cash provided by (used in) operating activities:	1,790,205	(5,727,877)

Cash flows from investing activities:
Purchases of investment securities	(20,245,204)	(10,309,461)
Proceeds from sale and maturity of investment securities	3,048,000	5,237,504
Purchases of property and equipment	–	(177,600)
Net cash used in investing activities	(17,197,204)	(5,249,557)

Cash flows from financing activities:
Proceeds from sale of Preferred Stock, net of issuance costs	13,648,663	–
Proceeds from sale of common stock equity, net of issuance costs	6,711,173	–
Proceeds from exercise of common stock warrants	261,944	–
Proceeds from exercise of options to purchase common stock	174,871	–
Principal payments on notes payable	(14,461)	(46,341)
Net cash provided by (used in) financing activities	20,782,190	(46,341)

Increase (decrease) in cash and cash equivalents	5,375,191	(11,023,775)
Cash and cash equivalents at beginning of period	14,991,488	20,145,854
Cash and cash equivalents at end of period	$20,366,679	$9,122,079

Supplemental disclosures of cash flow information:
Interest paid	$180,928	$5,701

See accompanying notes to the financial statements.

CELSION CORPORATION
 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Note 1.   Business Description

Celsion Corporation, referred to herein as “Celsion”, “We”, or “the Company,” a Delaware corporation based in Lawrenceville, New Jersey, is an oncology drug development company focused on improving treatment for those suffering with difficult-to-treat forms of cancer. We are working to develop and commercialize more efficient, effective, targeted chemotherapeutic oncology drugs based on our proprietary heat-activated liposomal technology.  Our lead product ThermoDox®, is being tested in human clinical trials for the treatment of primary liver cancer, recurrent chest wall breast cancer and colorectal liver metastases.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three month period ended March 31, 2013 is not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 18, 2013 and our Amendment No. 1 to the Annual Report on Form 10-K/A filed on April 30, 2013 with the Securities and Exchange Commission.

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

Note 3.   New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by Financial Accounting Standards Board (FASB) and are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued accounting pronouncements will not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows, or do not apply to our operations.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. This new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  In February 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, a new standard to improve the reporting of reclassifications out of accumulated other comprehensive income. The new standard requires the disclosure of significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The standard is effective prospectively for interim and annual periods beginning after December 15, 2012.  The adoption of this guidance did not have a material effect on the financial statements on January 1, 2013, the date adopted.

Note 4.   Net Loss per Common Share

Basic earnings per share is calculated based upon the net loss available to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of preferred stock, options and, warrants and their equivalents are computed using the treasury stock method.

For the three months ended March 31, 2013 and 2012, diluted loss per common share was the same as basic loss per common share as all options and warrants that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. The total number of shares of common stock issuable upon conversion of preferred stock and exercise of warrants and equity awards for the three month period ended March 31, 2013 and 2012 were 21,086,379 and 14,975,681, respectively.

Note 5.   Investment Securities - Available For Sale

Investment securities available for sale of $25,202,875 and $8,037,620 as March 31, 2013 and December 31, 2012, respectively, consist of commercial paper and corporate debt securities.  They are valued at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in Accumulated Other Comprehensive Loss.

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

A summary of the cost, fair value and bond maturities of the Company’s investment securities is as follows:

	March 31, 2013		December 31, 2012
	Cost	Fair Value	Cost	Fair Value
Corporate bond maturities
Within 3 months	$3,108,805	$3,003,280	$3,053,740	$3,002,350
Between 3-12 months	22,252,626	22,199,595	5,110,487	5,035,270
Total	$25,361,431	$25,202,875	$8,164,227	$8,037,620

The following table shows the Company’s investment securities gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012.  The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other then temporary.

	March 31, 2013		December 31, 2012
Description of Securities	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Gains

Available for Sale
Bonds – corporate issuances (all unrealized holding losses are less than 12 months at date of measurement)	$25,202,875	$(158,556)	$8,037,620	$(126,607)

Investment income which includes interest and dividends and gross realized gains and losses on sales of available for sale securities, is summarized as follows:

	Three Months Ended March 31,
	2013	2012

Interest and dividend income	$70,303	$133,893
Realized losses	(53,740)	(128,560)
	$16,563	$5,333

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

The following table presents information about assets and liabilities recorded at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 on the Company’s Balance Sheet:

	Total Fair Value on the Balance Sheet	Quoted Prices In Active Markets For Identical Assets /Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
As of March 31, 2013
Short-term investments available for sale
Bonds – corporate issuances	$25,202,875		$25,202,875	$	−	$	−

As of December 31, 2012
Short-term investments available for sale
Bonds – corporate issuances	$8,037,620		$8,037,620	$	−	$	−

Liabilities:
As of March 31, 2013
Common stock warrant liability	$3,635	$	−	$	−		$3,635

As of December 31, 2012
Common stock warrant liability	$4,283,932	$	−	$	−		$4,283,932

There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the three month period ended March 31, 2013.

Note 7.   Other Accrued Liabilities

Accrued liabilities at March 31, 2013 and December 31, 2012 include the following:

	March 31, 2013	December 31, 2012
Amounts due to Contract Research Organizations and other contractual agreements	$801,696	$827,989
Accrued payroll and related benefits	163,063	338,365
Accrued professional fees	78,900	37,400
Other	53,786	51,225
Total	$1,097,445	$1,254,979

Note 8.   Note Payable

In June 2012, the Company entered into a Loan and Security Agreement (the “Credit Agreement”) with Oxford Finance LLC (“Oxford”) and Horizon Technology Finance Corporation (“Horizon”). The Credit Agreement provides for a secured term loan of up to $10 million, with 50% of any loans to be funded by Oxford and 50% to be funded by Horizon. The aggregate loan amount may be advanced in two tranches of $5 million each. The first tranche (the “Term A Loan”) was made available to the Company on June 27, 2012 and the second tranche (the “Term B Loan”) was to be made available, if at all, during the period beginning on the date that the Company achieved positive data in its Phase III clinical trial of RFA and ThermoDox® (the HEAT Study) and ending on March 31, 2013.  On January 31, 2013, the Company announced it did not meet the primary endpoint of the HEAT Study, therefore the second tranche was not drawn down.

The Term A Loan is scheduled to mature on October 15, 2015.   The obligations under the Credit Agreement are secured by substantially all assets of the Company other than its intellectual property and certain other agreed-upon exclusions.

The Term A Loan bears interest at a fixed rate of 11.75%. However, for the period extending from inceptions through May 1, 2013 for the Term A Loan, the Company is required to make interest payments only. The Company was also obligated to pay other customary facility fees for a credit facility of this size and type.

The Credit Agreement contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and make dispositions of assets. Upon the occurrence of an event of default under the Credit Agreement, the lenders may cease making loans, terminate the Credit Agreement, declare all amounts outstanding to be immediately due and payable and foreclose on or liquidate the Company’s assets that comprise the lenders’ collateral. The Credit Agreement specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, a material adverse change in the Company’s business, cross-defaults to other materials indebtedness, bankruptcy and insolvency defaults and material judgment defaults.  The Company is currently in compliance with all loan covenants.

As a fee in connection with the Credit Agreement, the Company issued warrants to Horizon and Oxford (the “Warrants”) to purchase the number of shares of the Company’s common stock equal to 3% of each loan amount divided by the exercise price, which was calculated as the average NASDAQ closing price of the Company’s common stock for the three days prior to the funding of the loan amount ($2.92 per share for the Term A Loan).  This resulted in 51,370 warrant shares issued in connection with the Term A Loan.  The Warrants issued in connection with the Term A Loan are immediately exercisable for cash or by net exercise and will expire seven years after their issuance, which is June 27, 2019.

The Company valued the Warrants using the Black-Scholes option pricing model and recorded $73,654 as deferred financing fees.  In calculating the value of the warrants, the Company assumed a volatility rate of 74.3%, risk free interest rate of 1.10%, an expected life of 3.5 years, a stock price of $2.80 (closing price on date of the Warrant) and no expected forfeitures nor dividends.

In connection with the Credit Agreement, the Company incurred cash and other expenses of $291,369 which were recorded as deferred financing fees.  These deferred financing fees are being amortized as interest expense over the life of the loan.  For the first quarter of 2013, $31,560 in deferred financing fees was amortized as interest expense.  Also, the Company paid $146,875 in interest expense on the Credit Agreement during this same period.

Following is a schedule of future principle payments due on the Credit Agreement:

Credit Agreement
For the year ending March 31:
2014	$1,826,612
2015	2,053,182
2016	1,120,206
$5,000,000

In November 2011, the Company financed $144,448 of lab equipment through a capital lease.  This lease obligation has thirty monthly payments of $5,651 through February 2014.  During the first quarter of 2013, the Company made principal and interest payments totaling $16,954.  The outstanding lease obligation is $57,141 as of March 31, 2013.

Note 9. Stockholders’ Equity

During the first quarter of 2013, we received approximately $0.4 million of gross proceeds from the exercise of warrants and stock options to purchase approximately 120,516 shares of the Company’s common stock.

On February 1, 2013, the Company entered into a Controlled Equity Offering SM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which Celsion may offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (the “ATM Shares”) pursuant to the Company’s previously filed and effective Registration Statement on Form S-3. Under the ATM Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the our common stock or to or through a market maker.  From February 1, 2013 through February 25, 2013, the Company has sold and issued an aggregate of 5,381,670 shares of common stock under the ATM Agreement, receiving approximately $6.8 million in net proceeds.

The Company is not obligated to sell any ATM Shares under the ATM Agreement.  Subject to the terms and conditions of the ATM Agreement, Cantor will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The NASDAQ Capital Market, to sell ATM Shares from time to time based upon the Company’s instructions, including any price, time or size limits or other customary parameters or conditions the Company may impose. In addition, pursuant to the terms and conditions of the ATM Agreement and subject to the instructions of the Company, Cantor may sell ATM Shares by any other method permitted by law, including in privately negotiated transactions.

The ATM Agreement will terminate upon the earlier of (i) the sale of ATM Shares under the ATM Agreement having an aggregate offering price of $25.0 million and (ii) the termination of the ATM Agreement by Cantor or the Company. The ATM Agreement may be terminated by Cantor or the Company at any time upon 10 days' notice to the other party, or by Cantor at any time in certain circumstances, including the occurrence of a material adverse change in the Company.  The Company pays Cantor a commission of 3.0% of the aggregate gross proceeds from each sale of ATM Shares and has agreed to provide Cantor with customary indemnification and contribution rights. The Company also reimbursed Cantor for legal fees and disbursements, of $50,000, in connection with entering into the ATM Agreement. In connection with the preferred stock offering discussed below, the Company agreed to not sell any ATM Shares for a period of one year from February 26, 2013.

On February 22, 2013, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company sold, in a registered offering, an aggregate of 15,000.00422 shares of its Series A 0% convertible preferred stock and the warrants to purchase shares of its common stock, for an aggregate purchase price of approximately $15.0 million (the Preferred Stock Offering).  The closing of the Preferred Stock Offering occurred on February 26, 2013, in which the Company received approximately $15.0 million in gross proceeds.  Subject to certain ownership limitations, shares of Series A 0% convertible preferred stock are convertible, at the option of the holder thereof, into an aggregate of up to 12,072,438 shares of common stock, and the warrants are exercisable to purchase an aggregate of up to 6,036,219 shares of common stock. Each warrant has an exercise price of $1.18 per share, equal to the closing bid price of common stock on February 21, 2013. The warrants are immediately exercisable and expire five years after its issuance. As of March 31, 2013, the Company issued an aggregate of 8,018,112 shares of common stock upon conversion of 9,963 shares of the Series A 0% convertible preferred stock.

Upon issuance, we estimated the fair value of the warrants issued in the Preferred Stock Offering to be approximately $5.4 million using the Black-Scholes pricing model.  Also, upon issuance, we recognized approximately $4.6 million as a one time, non-cash deemed dividend related to the beneficial conversion feature connected to the preferred stock in the Preferred Stock Offering.

Assumptions used in the valuation of the warrants issued in the Preferred Stock Offering are as follows:

Risk-free interest rate	0.78%
Expected volatility	102.23%
Expected life (in years)	5.0
Expected forfeiture rate	0.0%
Expected dividend yield	0.00%

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

In 2007, the Company adopted the Celsion Corporation 2007 Stock Incentive Plan (the “2007 Plan”) under which 1,000,000 shares were authorized for issuance. The purpose of the 2007 Plan is to promote the long-term growth and profitability of the Company by providing incentives to improve stockholder value and enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility.  The 2007 Plan permits the granting of equity awards in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, and performance awards, or in any combination of the foregoing.  At the Annual Meetings of Stockholders of Celsion held on June 25, 2010 and June 7, 2012, the stockholders approved amendments to the Plan.  The only material difference between the original Plan and the amended Plan was the number of shares of common stock available for issuance under the amended Plan which was increased by 1,000,000 to a total of 2,000,000 shares in 2010 and by 2,250,000 to a total of 4,250,000 shares in 2012.

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

The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:
	Three Months ended March 31,
	2013	2012
Risk-free interest rate	0.85%	2.97%
Expected volatility	83.41%	80.8-81.3%
Expected life (in years)	5.25	6.00 – 6.30
Expected forfeiture rate	5%	7.5%
Expected dividend yield	0.0%	0.0%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. The risk free interest rate is derived from values assigned to U.S. Treasury bonds as published in the Wall Street Journal in effect at the time of grant. The model incorporates exercise, pre-vesting and post-vesting forfeiture assumptions based on analysis of historical data. The expected life of the fiscal 2013 and 2012 grants was generated using the simplified method.

A summary of the Company’s stock option and restricted stock awards for the three month period ended March 31, 2013 is as follows:

	Stock Options		Restricted Stock Awards		Weighted
Equity Awards	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Average Contractual Terms of Equity Awards (in years)

Equity awards outstanding at December 31, 2012	3,264,880	$3.25	19,337	$3.2

Equity awards granted	15,000	$1.30	–	$–

Equity awards exercised	(49,266)	$3.57	–	$–

Equity awards forfeited, cancelled or expired	(3,333)	$6.45	–	$–

Equity awards outstanding at March 31, 2013	3,227,281	$3.25	19,337	$3.2	6.6

Aggregate intrinsic value of outstanding awards March 31, 2013	$–		$61,813

Equity awards exercisable at March 31, 2013	2,306,490	$3.52			5.7

Aggregate intrinsic value of awards exercisable at March 31, 2013	$–

Total compensation cost related to employee stock options and restricted stock awards amounted to $263,192 and $305,127 for the three months ended March 31, 2013 and 2012, respectively.   No compensation cost related to share-based payments arrangements was capitalized as part of the cost of any asset as of March 31, 2013 and 2012.

As of March 31, 2013, there was $1.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.8 years. The weighted average grant-date fair value was $0.87 and $1.46 per share for the options granted during the three months ended March 31, 2013 and 2012, respectively.  The weighted average grant-date fair value was $2.09 for the restricted stock awards granted during the three months ended March 31, 2012.  No restricted stock awards were granted during the first three months of 2013.

During the first quarter of 2013, the Company received gross proceeds of approximately $0.2 million from the exercise of options to purchase 49,266 shares of common stock. Collectively, for all the stock option plans as of March 31, 2013, there were a total of 5,388,922 shares reserved, which were comprised of 3,246,615 equity awards granted and 2,142,307 equity awards available for future issuance.

Note 11. Warrants

Common Stock Warrants

Following is a summary of all warrant activity for the first three months of 2013:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price
Warrants outstanding at December 31, 2012	7,863,653	$3.37

Warrants granted in connection with the Preferred Stock Offering as more fully described in Note 9	6,036,219	$1.18

Warrants exercised for common stock	(71,250)	3.25

Warrants outstanding at March 31, 2013	13,828,622	$2.42

Aggregate intrinsic value of outstanding warrants at March 31, 2013	$–

Weighted average remaining contractual terms (years)	4.23

During the first quarter of 2013, the Company received gross proceeds of approximately $0.2 million from the exercise of warrants to purchase 71,250 shares of common stock.

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

The fair value of the warrants at March 31, 2013 and December 31, 2012 was $3,635 and $4,283,932, respectively, calculated using the Black-Scholes option-pricing model with the following assumptions:

	March 31, 2013	December 31, 2012
Risk-free interest rate	0.77%	0.73%
Expected volatility	65.8%	92.0%
Expected life (in years)	1.00	1.13
Expected forfeiture rate	0.0%	0.0%
Expected dividend yield	0.00%	0.00%

As a result of this change in the warrant liability, the Company recorded a non-cash benefit of $4.3 million in the three months ended March 31, 2013. The following is a summary of the changes in the common stock warrant liability for the three months ended March 31, 2013:

Beginning balance as of January 1, 2013	$4,283,932
Issuances	-
Gain from the adjustment for the change in fair value included in net income	(4,280,297)
Ending balance as of March 31, 2013	$3,635

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

Note 13. Technology Development and Licensing Agreements

On January 18, 2013, we entered into a technology development contract with Zhejiang Hisun Pharmaceutical Co. Ltd. (Hisun), pursuant to which Hisun paid us a non-refundable research and development fee of $5 million to support our development of ThermoDox® in mainland China, Hong Kong and Macau.  Following our announcement on January 31, 2013 that the HEAT study failed to meet its primary endpoint, Celsion and Hisun have agreed that the Technology Development Contract entered into on January 18, 2013 will remain in effect while the parties continue to collaborate and are evaluating the next steps in relation to ThermoDox, which include the sub-group analysis of patients in the Phase III HEAT Study for the hepatocellular carcinoma clinical indication and other activities to further the development of ThermoDox for the Greater China market.  The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will continue to be amortized over the 10 year term of the agreement, until such time as the parties find a mutually acceptable path forward on the development of Thermodox based on findings of the ongoing post-study analysis of the HEAT Study data.

On May 7, 2012 the Company announced the signing of a long term commercial supply agreement with Hisun for the production of ThermoDox® in the China territory.  In accordance with the terms of the agreement, Hisun will be responsible for providing all of the technical and regulatory support services, including the costs of all technical transfer, registration and bioequivalence studies, technical transfer costs, Celsion consultative support costs and the purchase of any necessary equipment and additional facility costs necessary to support capacity requirements for the manufacture of ThermoDox®.  Celsion will repay Hisun for the aggregate amount of these development costs and fees commencing on the successful completion of three registration batches of ThermoDox®.  Hisun is also obligated to certain performance requirements under the agreement.  The agreement will initially be limited to a percentage of the production requirements of ThermoDox® in the China territory with Hisun retaining an option for additional global supply after local regulatory approval in the China territory.  In addition, Hisun will collaborate with Celsion around the regulatory approval activities for ThermoDox® with the China State Food and Drug Administration (SFDA).  As of March 31, 2013, the Company has incurred approximately $326,000 in costs to be reimbursed to Hisun.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Statements and terms such as “expect”, “anticipate”, “estimate”, “plan”, “believe” and words of similar import regarding our expectations as to the development and effectiveness of our technologies, the potential demand for our products, and other aspects of our present and future business operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, readers should specifically consider the various factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 18, 2013 and our Amendment No. 1 to the Annual Report on Form 10-K/A filed on April 30, 2013 with the Securities and Exchange Commission, which factors include, without limitation, plans and objectives of management for future operations or programs or proposed new products or services; changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing; possible changes in capital structure, financial condition, working capital needs and other financial items; changes in approaches to medical treatment;clinical trial analysis and future plans relating thereto; introduction of new products by others; possible licenses or acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, partners, competitors and regulatory authorities. These and other risks and uncertainties could cause actual results to differ materially from those indicated by forward-looking statements.

The discussion of risks and uncertainties set forth in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K, as well as in other filings with the SEC, is not necessarily a complete or exhaustive list of all risks facing the Company at any particular point in time. We operate in a highly competitive, highly regulated and rapidly changing environment and our business is constantly evolving. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

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

On January 31, 2013, we announced that ThermoDox® in combination with radio frequency ablation did not meet the primary endpoint of the HEAT study in patients with hepatocellular carcinoma, also known as primary liver cancer. Specifically, we determined, after conferring with the HEAT study independent Data Monitoring Committee, that the HEAT study did not meet the goal of demonstrating persuasive evidence of clinical effectiveness that could form the basis for regulatory approval in the population chosen for the HEAT study. In the trial, ThermoDox® was well-tolerated with no unexpected serious adverse events. We will continue to follow the patients enrolled in the HEAT study to the secondary endpoint, overall survival. We are also conducting additional analyses of the data from the HEAT study to assess the future strategic value of ThermoDox®.

Following the announcement of the Phase III HEAT study results, the Company has conducted a comprehensive analysis of the clinical data with key principal investigators, data experts and liver cancer experts.  Emerging data from the HEAT Study post hoc analysis demonstrates that ThermoDox® markedly improves progression free survival (PFS) and overall survival (OS) in patients who had optimal RFA.  The post hoc analysis indicates that if patients’ lesions undergo RFA for 45 minutes or more, they clearly benefitted from ThermoDox®.  These findings apply to HCC lesions from both size cohorts of the HEAT Study (3-5 cm and 5-7 cm) and represent a sizable subgroup of patients.  This data is subject to further verification and review by the HEAT Study Steering Committee.

As part of this analysis, we are also assessing our product pipeline and research and development priorities. In April 2013, we announced the deferral of expenses associated with the Company’s Phase II study of ThermoDox® in combination with RFA for the treatment of colorectal liver metastases (The ABLATE Study) until such time as the Company finalizes its plans for the continuation of its development program with ThermoDox® in HCC.

In April 2013, the Company engaged Cantor Fitzgerald & Co. to conduct a comprehensive review of merger and acquisition opportunities with the goal of identifying novel products with high potential, or companies, for Celsion to acquire.  Strategic alternatives the Company may pursue could include, but are not limited to, continuing its current operating plan, partnering or other collaboration agreements, acquisition of another company’s business or assets, or a merger or other strategic transaction.  There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms.  To the extent we are unable to maintain a broad range of product candidates, our dependence on the success of one or a few product candidates would increase and results such as those announced in relation to the HEAT study on January 31, 2013 will have a more significant impact on our financial prospects, financial condition and market value.  As demonstrated by the HEAT Study results, drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval. The timing and the outcome of clinical results is extremely difficult to predict. Clinical development successes and failures can have a disproportionate positive or negative impact on our scientific and medical prospects, financial prospects, financial condition and market value.

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

On May 6, 2012, we entered into a long term commercial supply agreement with Zhejiang Hisun Pharmaceutical Co. Ltd. (Hisun) for the production of ThermoDox® in mainland China, Hong Kong and Macau (the China territory). Hisun will be responsible for providing all of the technical and regulatory support services for the manufacture of ThermoDox® in the China territory and we will repay Hisun the related development costs and fees, which we expect to be approximately $2.0 million in total, commencing on the successful completion of three registration batches of ThermoDox®. As of March 31, 2013, the Company has incurred approximately 326,000 in costs to be reimbursed to Hisun.  On January 18, 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable research and development fee of $5.0 million to support our development of ThermoDox® and we will provide research data and other technical support in relation to a regulatory filing by Hisun in China mainland China, Hong Kong and Macau for approval of ThermoDox®.  Following our announcement on January 31, 2013 that the HEAT study failed to meet its primary endpoint, Celsion and Hisun have agreed that the Technology Development Contract entered into on January 18, 2013 will remain in effect while the parties continue to collaborate and are evaluating the next steps in relation to ThermoDox, which include the sub-group analysis of patients in the Phase III HEAT Study for the hepatocellular carcinoma clinical indication and other activities to further the development of ThermoDox for the Greater China market.

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

FINANCIAL REVIEW FOR THE THREE MONTHS ENDED MARCH 31, 2013 and 2012

Results of Operations

For the three months ended March 31, 2013, our net loss was $0.7 million compared to a net loss of $6.1 million for the same period of 2012.  As of March 31, 2013, we had $45.9 million in cash and short-term investments (including accrued interest from short term investments).

	Three Months Ended March 31,
	($ amounts in 000’s)		Change Increase (Decrease)
	2013	2012	$	%

Licensing Revenue:	$125	$–	$125	100%

Operating Expenses:
Clinical Research	$2,033	$3,509	$(1,476)	(42.1)%
Chemistry, Manufacturing and Controls	1,170	1,184	(14)	(1.1%
Research and development	3,203	4,963	(1,490)	(30.0)%
General and administrative	1,689	1,570	119	7.6%
Total operating expenses	$4,892	$6,263	$(1,371)	(21.9)%

Loss from operations	$(657)	$(6,263)	$5,612	89.6%

Comparison of the three months ended March 31, 2013 and 2012

Licensing Revenue

On January 18, 2013, we entered into a technology development contract with Zhejiang Hisun Pharmaceutical Co. Ltd. (Hisun), pursuant to which Hisun paid us a non-refundable research and development fee of $5 million to support our development of ThermoDox® in mainland China, Hong Kong and Macau.  Following our announcement on January 31, 2013 that the HEAT study failed to meet its primary endpoint, Celsion and Hisun have agreed that the Technology Development Contract entered into on January 18, 2013 will remain in effect while the parties continue to collaborate and are evaluating the next steps in relation to ThermoDox, which include the sub-group analysis of patients in the Phase III HEAT Study for the hepatocellular carcinoma clinical indication and other activities to further the development of ThermoDox for the Greater China market.  The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will continue to be amortized over the 10 year term of the agreement, until such time as the parties find a mutually acceptable path forward on the development of Thermodox based on findings of the ongoing post-study analysis of the HEAT Study data.  We had no licensing revenue in 2012.

Research and Development Expenses

Research and development (R&D) expenses decreased by $1.5 million from $4.7 million in the first quarter of 2012 to $3.2 million in the same period of 2013.  Costs associated with the HEAT Study decreased to $1.3 million in the first quarter of 2013 compared to $2.5 million in the same period of 2012 primarily due to reduced costs associated with the HEAT Study when the data results were announced on January 31, 2013.  Costs associated with our recurrent chest wall breast cancer clinical trial remained relatively unchanged at $0.1 million in the first quarter of 2013 compared to the same period of 2012. Costs associated with our colorectal liver metastases trial were insignificant in the first quarter of 2013 compared to $0.1 million in the same period of 2012.  Other R&D costs related to preclinical operations and regulatory operations decreased to $0.2 million in the first quarter of 2013 compared to $0.4 million in the same period of 2012.  Costs associated with the production of ThermoDox® remained relatively unchanged at $1.2 million in the first quarter of 2013 compared the same period of 2012.

In April 2013, the Company has implemented a restructuring program to lower its operating costs to conserve capital to ensure that our costs are adequately aligned with our resources and business strategy.  The program included elimination of approximately one-third of Celsion’s workforce and the deferral of incurred expenses associated with the Company’s Phase II study for colorectal liver metastasis (the ablate study).

General and Administrative Expenses

General and administrative (G&A) expenses increased to $1.7 million in the first quarter of 2013 compared to $1.6 million in the same period of 2012.  This increase is primarily the result of an increase in professional fees related to business development activities. We expect the G&A costs to decrease throughout the remainder of 2013 compared to 2012 as we continue to reduce our operating costs and expenses.

Other Expense and Income and Interest Expense

A warrant liability was incurred as a result of warrants we issued in a public offering in September 2009.  This liability is calculated at its fair market value using the Black-Scholes option-pricing model and is adjusted at the end of each quarter.  For the first quarter of 2013, we recorded a non-cash benefit of $4.3 million based on the change in the fair value of the warrants from the end of the prior quarter compared to a non-cash benefit $0.1 million in the same period of 2012.

In connection with the credit facility entered into with Oxford Financial LLC and Horizon Technology Finance Corporation during the second quarter of 2012, the Company incurred $0.2 million in interest expense in the first quarter of 2013.  Interest in the same period of 2012 was insignificant.

Financial Condition, Liquidity and Capital Resources

Since inception, excluding the net aggregate payments received from Boston Scientific of $43 million through the divestiture of our medical device business in 2007 (which we received in installments of $13 million in 2007 and $15 million in each of 2008 and 2009), we have incurred significant losses and negative cash flows from operations.  We have financed our operations primarily through the net proceeds we received in this divesture, subsequent sales of equity, credit facilities and amounts received under our product licensing agreement with Yakult and our technology agreement with Hisun. The process of developing and commercializing ThermoDox® requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts.  We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future.  Our expenses have significantly and regularly exceeded our revenues, and we had an accumulated deficit of $151 million at March 31, 2013.

As of March 31, 2013, we had total current assets of $46.4 million (including cash, short term investments and related accrued interest on the short term investments of $45.9 million) and current liabilities of $7.7 million, resulting in working capital of $38.7 million.  At December 31, 2012, we had total current assets of $23.6 million (including cash and short term investments and related accrued interest on the short term investments of $23.1 million) and current liabilities of $5.0 million, resulting in working capital of $18.6 million.

On January 18, 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable research and development fee of $5.0 million to support our development of ThermoDox® in mainland China, Hong Kong and Macau.

On February 1, 2013, the Company entered into a Controlled Equity Offering SM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which Celsion may offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (the “ATM Shares“) pursuant to the Company’s previously filed and effective Registration Statement on Form S-3. Under the ATM Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the our common stock or to or through a market maker.

The Company is not obligated to sell any ATM Shares under the ATM Agreement.  Subject to the terms and conditions of the ATM Agreement, Cantor will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The NASDAQ Capital Market, to sell ATM Shares from time to time based upon the Company’s instructions, including any price, time or size limits or other customary parameters or conditions the Company may impose. In addition, pursuant to the terms and conditions of the ATM Agreement and subject to the instructions of the Company, Cantor may sell ATM Shares by any other method permitted by law, including in privately negotiated transactions.

The ATM Agreement will terminate upon the earlier of (i) the sale of ATM Shares under the ATM Agreement having an aggregate offering price of $25.0 million and (ii) the termination of the ATM Agreement by Cantor or the Company. The ATM Agreement may be terminated by Cantor or Celsion at any time upon 10 days' notice to the other party, or by Cantor at any time in certain circumstances, including the occurrence of a material adverse change in Celsion.  The Company will pay Cantor a commission of 3.0% of the aggregate gross proceeds from each sale of ATM Shares and has agreed to provide Cantor with customary indemnification and contribution rights. The Company reimbursed Cantor for legal fees and disbursements of $50,000 in connection with entering into the ATM Agreement. In connection with the preferred stock offering discussed below, the Company agreed to not sell any ATM Shares for a period of one year from February 26, 2013. From February 1, 2013 through February 25, 2013, the Company has sold and issued an aggregate of 5,381,670 shares under the ATM Agreement, receiving approximately $6.8 million in net proceeds.

On February 22, 2013, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company agreed to sell, in a registered offering, an aggregate of 15,000.00422 shares of its Series A 0% convertible preferred stock and the warrants to purchase shares of its common stock, for an aggregate purchase price of approximately $15.0 million (the Preferred Stock Offering).  The closing of the Preferred Stock Offering occurred on February 26, 2013, in which the Company received approximately $15.0 million in gross proceeds.  Subject to certain ownership limitations, shares of Series A 0% convertible preferred stock are convertible, at the option of the holder thereof, into an aggregate of up to 12,072,438 shares of common stock, and the warrants are exercisable to purchase an aggregate of up to 6,036,219 shares of common stock. Each warrant has an exercise price of $1.18 per share, equal to the closing bid price of common stock on February 21, 2013. The warrants are immediately exercisable and expire five years after its issuance. As of March 31, 2013, the Company issued an aggregate of 8,018,112 shares of common stock upon conversion of 9,963 shares of the Series A 0% convertible preferred stock.

Upon issuance, we estimated the fair value of the warrants issued in the Preferred Stock Offering to be approximately $5.4 million using the Black-Scholes pricing model.  Also, upon issuance, we recognized approximately $4.6 million as a one time non-cash deemed dividend related to the beneficial conversion feature connected to the preferred stock in the Preferred Stock Offering.

Net cash provided in operating activities for the first quarter of 2013 was $1.8 million.  Our net loss for the first quarter of 2013 included $0.3 million in non-cash stock-based compensation expense and $4.3 million in non-cash benefit based on the change in the common stock warrant liability.

Net cash provided by financing activities was $20.8 million during the first quarter of 2013 which consisted of approximately $6.7 million of net proceeds from sale of 5,381,670 million shares of the Company’s common stock in connection with the  ATM Agreement, approximately $13.6 million of net proceeds from sale of approximately 15,000 shares of the Company’s Series A 0% convertible preferred stock and the warrants to purchase shares of its common stock in the Preferred Stock Offering and approximately $0.4 million of gross proceeds from the exercise of options and warrants to purchase approximately 0.1 million shares of the Company’s common stock.

We will require additional capital to develop our product candidates through clinical development, manufacturing, and commercialization or to pursue licensing or strategic transactions. We may seek additional capital through further public or private equity offerings, debt financing, additional strategic alliance and licensing arrangements, collaborative arrangements or some combination of these alternatives. If we raise additional funds through the issuance of equity securities, stockholders will likely experience dilution and the equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences, and privileges senior to those of our common stock. If we seek strategic alliances, licenses, or other alternative arrangements, such as arrangements with collaborative partners or others, we may need to relinquish rights to certain of our existing or future technologies, product candidates, or products which we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, product candidates, or products on terms that are not favorable to us.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet financing arrangements.  There were no material changes during the three months ended March 31, 2013 to our operating leases, which are disclosed in the contractual commitments table in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 18, 2013 and our Amendment No. 1 to the Annual Report on Form 10-K/A filed on April 30, 2013 with the Securities and Exchange Commission.

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

Item 4.    CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2013, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the Securities and Exchange Commission.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, that occurred during the three months ended  March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.  Risk Factors

The following is a summary of the risk factors, uncertainties and assumptions that we believe are most relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ significantly from anticipated or historical results and our forward-looking statements. Additional risks that we currently believe are immaterial may also impair our business operations. Investors should carefully consider the risks described below before making an investment decision, and you should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. Moreover, we operate in a competitive and rapidly changing environment.  New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.  The description provided in this Item 1A includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 18, 2013 and our Amendment No. 1 to the Annual Report on Form 10-K/A filed on April 30, 2013 with the Securities and Exchange Commission.  In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 18, 2013 and our Amendment No. 1 to the Annual Report on Form 10-K/A filed on April 30, 2013 with the Securities and Exchange Commission including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission.

RISKS RELATED TO OUR BUSINESS

We have a history of significant losses from continuing operations and expect to continue such losses for the foreseeable future.

Since our inception, our expenses have substantially exceeded our revenues, resulting in continuing losses and an accumulated deficit of $156 million at March 31, 2013.  Because we presently have no product revenues and we are committed to continuing our product research, development and commercialization programs, we will continue to experience significant operating losses unless and until we complete the development of ThermoDox® and other new products and these products have been clinically tested, approved by the U.S. Food and Drug Administration (FDA) and successfully marketed.

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

On January 31, 2013, we announced that our lead product ThermoDox® in combination with radiofrequency ablation failed to meet the primary endpoint of the Phase III clinical trial for primary liver cancer (the HEAT study). We have not completed our final analysis of the data and do not know the extent to which, if any, the failure of ThermoDox® to meet its primary endpoint in the Phase III trial could impact our other ongoing studies of ThermoDox®. ThermoDox® is also being evaluated in a Phase II clinical trial for colorectal liver metastasis, a Phase II clinical trial for recurrent chest wall breast cancer and other preclinical studies. Even with success in preclinical testing and previously completed clinical trials, the risk of clinical failure for any drug candidate remains high prior to regulatory approval. Even if ThermoDox® has positive results in its Phase II clinical trials, there is a substantial risk that it will fail to have sufficiently positive results in Phase III clinical trials with regard to efficacy, safety or other clinical outcomes. One or more of our clinical studies could fail at any time, as evidenced by the failure of ThermoDox® to meet its primary endpoint in the HEAT study. The failure of one or more of our drug candidates or development programs could have a material adverse effect on our business, financial condition and results of operations.

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

As of March 31, 2013, we had approximately $45.9 million in cash, cash equivalents and short-term investments.  We have substantial future capital requirements to continue our research and development activities and advance our drug candidates through various development stages. For example, ThermoDox® is being evaluated in a Phase II clinical trial for colorectal liver metastasis, a Phase II clinical trial for recurrent chest wall breast cancer and other preclinical studies. We will conduct additional analyses of the data from the HEAT study to assess the future strategic value of ThermoDox® and are performing sub-group analysis of the Chinese cohort of patients in the HEAT study and other activities for further development of ThermoDox® for mainland China, Hong Kong and Macau.  To complete the development and commercialization of our product candidates, we will need to raise substantial amounts of additional capital to fund our operations.  We do not have any committed sources of financing and cannot assure you that alternate funding will be available in a timely manner, on acceptable terms or at all. We may need to pursue dilutive equity financings, such as the issuance of shares of common stock, convertible debt or other convertible or exercisable securities. Such dilutive equity financings could dilute the percentage ownership of our current common stockholders and could significantly lower the market value of our common stock. In addition, a financing could result in the issuance of new securities that may have rights, preferences or privileges senior to those of our existing stockholders.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. Our January 31, 2013 announcement that the HEAT study failed to meet its primary endpoint has resulted in significant volatility and a steep decline in the price of our common stock, a level of decline that could result in securities litigation. Plaintiffs’ securities litigation firms have publicly announced that they are investigating potential securities fraud claims that they may wish to make against us.  The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospect.  The closing price of our common stock had a high price of $4.23 and a low price of $1.69 in the 52-week period ended December 31, 2011, a high price of $8.83 and a low price of $1.64 in the 52-week period ended December 31 2012 and a high price of $9.35 and a low price of $0.76 from January 1, 2013 through May 8, 2013. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.  As of May 8, 2013, we had 51,612,902 shares of common stock outstanding, all of which shares, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, all of the shares of common stock issuable upon exercise of warrants will be freely tradable without restriction or further registration upon issuance.

Our stockholders may experience significant dilution as a result of future equity offerings or issuances and exercise of outstanding options and warrants.

In order to raise additional capital or pursue strategic transactions, we may in the future offer, issue or sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock. Our stockholders may experience significant dilution as a result of future equity offerings or issuance. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders. As of March 31, 2013, we have a significant number of securities convertible into, or allowing the purchase of, our common stock, including 4,054,326 remaining shares of common stock issuable upon conversion of our Series A 0% convertible preferred stock issued in the registered direct offering closed on February 26, 2013 and 13,818,772 shares of common stock issuable upon exercise of warrants outstanding, 3,213,281 options to purchase shares of our common stock and restricted stock awards outstanding, and 2,306,490 shares of common stock reserved for future issuance under our stock incentive plans.  Under the Controlled Equity Offering SM Sales Agreement entered into with Cantor Fitzgerald & Co. on February 1, 2013, we may offer and sell, from time to time through “at-the-market” offerings, up to an aggregate of $25 million of shares of our common stock. In connection with the Series A 0% convertible preferred stock offering, the Company agreed to not sell any ATM Shares for a period of one year from February 26, 2013.

We may be unable to maintain compliance with NASDAQ Marketplace Rules which could cause our common stock to be delisted from The NASDAQ Capital Market. This could result in the lack of a market for our common stock, cause a decrease in the value of an investment in us, and adversely affect our business, financial condition and results of operations.

Our common stock is currently listed on The NASDAQ Capital Market. To maintain the listing of our common stock on The NASDAQ Capital Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and stockholders’ equity of at least $2.5 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and a total market value of listed securities of at least $35 million.  Our closing price was below $1.00 for 21 consecutive trading days from April 8, 2013 through May 6, 2013.  As of May 8, 2013, the closing bid price of our common stock was $1.01, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors and 10% or more stockholders) was approximately $51 million and the total market value of our listed securities was approximately $52 million. As of March 31, 2013, we had stockholders’ equity of $32.3 million.  However, there is no assurance that we will continue to meet the minimum closing price requirement and other listing requirements.

If the closing bid price of our common stock is below $1.00 per share or the total market value of our publicly held shares of common stock is below $35 million for 30 consecutive business days, we could be subject to delisting from The NASDAQ Capital Market. If our common stock is delisted, trading of the stock will most likely take place on an over-the-counter market established for unlisted securities, such as the Pink Sheets or the OTC Bulletin Board. An investor is likely to find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors may not buy or sell our common stock due to difficulty in accessing over-the-counter markets, or due to policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules regarding “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to investors in penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher priced stock, would further limit the ability and willingness of investors to trade in our common stock. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified executives and employees and to raise capital.

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

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.
3.1
Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed on February 26, 2013.

4.1	Form of Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company, filed on February 26, 2013.

10.1+***	Technology Development Contract, dated January 18, 2013, by and between Celsion Corporation and Zhejiang Hisun Pharmaceutical Co., Ltd.

10.3
Controlled Equity OfferingSM Sales Agreement, dated February 1, 2013, by and between Celsion Corporation and Cantor Fitzgerald & Co., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on February 1, 2013.

10.4
Securities Purchase Agreement, dated February 22, 2013, by and among Celsion Corporation and the purchasers named therein, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on February 26, 2013.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Balance Sheets, (ii) the unaudited Statements of Operations, (iii) the unaudited  Statements of Comprehensive Loss, (iv) the unaudited Statements of Cash Flows, (v) the unaudited Statements of Change in Stockholders' Equity (Deficit), and (vi) Notes to Financial Statements.

*
Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

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

***
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

May 9, 2013

CELSION CORPORATION

Registrant

By:	/s/ Michael H. Tardugno
Michael H. Tardugno
President and Chief Executive Officer

By:	/s/ Gregory Weaver
Gregory Weaver
Senior Vice President and Chief Financial Officer