Form 10-Q
period 2013-06-30
Celsion CORP
filed 2013-08-08
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  001-15911

CELSION CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	52-1256615
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

997 Lenox Drive, Suite 100

Lawrenceville, NJ 08648

(Address of principal executive offices)

(609) 896-9100

(Registrant’s telephone number, including area code)

NA

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No 

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

Yes ☑    No 

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

Yes ☐      No ☑

As of August 7, 2013, the Registrant had 61,160,961 shares of Common Stock, $.01 par value per share, outstanding.

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

ii

PART I: FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

CELSION CORPORATION

BALANCE SHEETS

	June 30, 2013 (unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$6,020,528	$14,991,488
Investment securities – available for sale, at fair value	42,706,769	8,037,620
Accrued interest receivable on investment securities	206,209	65,925
Advances and deposits for investigator grants	118,240	246,252
Other current assets	520,725	307,699
Total current assets	49,572,471	23,648,984

Property and equipment (at cost, less accumulated depreciation of $1,074,961 and $924,961, respectively)	1,022,115	1,114,621

Other assets:
Deposits, deferred fees and other assets	395,733	567,188
Patent licensing fees, net	24,375	28,125
Total other assets	420,108	595,313

Total assets	$51,014,694	$25,358,918

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,522,710	$2,339,768
Accrued liabilities	1,782,967	1,254,979
Notes payable - current portion	1,904,770	1,410,455
Deferred revenue - current portion	500,000	-
Total current liabilities	5,710,447	5,005,202

Common stock warrant liability	4,733,817	4,283,932
Notes payable – non-current portion	2,847,644	3,661,147
Deferred revenue - non-current portion	4,250,000	-
Other non-current liabilities	483,108	446,779
Total liabilities	18,025,016	13,397,060

Stockholders' equity:
Preferred stock, $0.01 par value: 100,000 shares authorized; 20,000 and 5,000 shares issued at June 30, 2013 and December 31, 2012 and -0- shares outstanding at June 30, 2013 and December 31, 2012, respectively	-	-
Common stock, $0.01 par value; 75,000,000 shares authorized; 61,823,340 and 37,967,708 shares issued at June 30, 2013 and December 31, 2012 and 61,160,961 and 37,302,785 shares outstanding at June 30, 2013 and December 31, 2012, respectively	618,233	379,677
Additional paid-in capital	190,963,230	165,276,069
Accumulated other comprehensive loss	(213,841)	(126,607)
Accumulated deficit	(155,697,737)	(150,876,770)
Subtotal	35,669,885	14,652,369
Treasury stock, at cost (662,379 and 664,921 shares at June 30, 2013 and December 31, 2012, respectively)	(2,680,207)	(2,690,511)
Total stockholders' equity	32,989,678	11,961,858

Total liabilities and stockholders' equity	$51,014,694	$25,358,918

See accompanying notes to the financial statements.

CELSION CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Licensing revenue	$125,000	$-	$250,000	$-

Operating expenses:
Research and development	2,022,576	4,112,243	5,225,753	8,805,250
General and administrative	1,950,720	1,595,281	3,639,449	3,165,747
Total operating expenses	3,973,296	5,707,524	8,865,202	11,970,997

Loss from operations	(3,848,296)	(5,707,524)	(8,615,202)	(11,970,997)

Other income (expense):
Gain (loss) from change in valuation of common stock warrant liability	4,380,120	(447,323)	8,660,417	(369,723)
Investment income, net	67,132	62,076	83,695	67,409
Interest expense	(176,211)	(10,574)	(357,139)	(16,275)
Other expense	(1,861)	(1,040)	(1,861)	(1,040)
Total other income (expense), net	4,269,180	(396,861)	8,385,112	(319,629)

Net income (loss)	420,884	(6,104,385)	(230,090)	(12,290,626)

Non-cash deemed dividend from beneficial conversion feature on convertible preferred stock	-	-	(4,601,410)	-

Net income (loss) attributable to common shareholders	$420,884	$(6,104,385)	$(4,831,500)	$(12,290,626)

Net income (loss) attributable to common shareholders per common share
Basic	$0.01	$(0.18)	$(0.10)	$(0.37)
Diluted	$-	$(0.18)	$(0.10)	$(0.37)

Weighted average shares outstanding
Basic	54,391,516	33,236,060	48,631,514	33,211,059
Diluted	61,279,766	33,236,060	48,631,514	33,211,059

 See accompanying notes to the financial statements.

CELSION CORPORATION

 STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Other comprehensive loss

Changes in:
Realized loss on investment securities recognized in investment income, net	$136,943	$68,616	$190,683	$197,176
Unrealized loss on investment securities	(192,228)	(106,300)	(277,917)	(236,076)
Other comprehensive loss	(55,285)	(37,684)	(87,234)	(38,900)

Net income (loss)	420,884	(6,104,385)	(230,090)	(12,290,626)
Total comprehensive income (loss)	$365,599	$(6,142,069)	$(317,324)	$(12,329,526)

See accompanying notes to the financial statements.

 CELSION CORPORATION

 STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(230,090)	$(12,290,626)
Non-cash items included in net loss:
Depreciation and amortization	153,750	107,910
Change in fair value of common stock warrant liability	(8,660,417)	369,723
Deferred revenue	(250,000)	-
Stock-based compensation	734,673	557,021
Treasury shares issued for services and 401(k) matching contribution	20,837	81,617
Change in deferred rent liability	(8,563)	62,914
Deferred finance charges	62,823	-
Cash received for non-refundable research and development fee	5,000,000	-
Net changes in:
Accrued interest on short term investments and other current assets	(166,666)	45,662
Accounts payable	(817,058)	295,457
Accrued liabilities	572,880	(141,522)
Net cash used in operating activities:	(3,587,831)	(10,911,844)

Cash flows from investing activities:
Purchases of investment securities	(39,804,383)	(11,366,148)
Proceeds from sale and maturity of investment securities	5,048,000	9,440,882
Refund of deposit for letter of credit	50,000	-
Purchases of property and equipment	(57,494)	(371,215)
Net cash used in investing activities	(34,763,877)	(2,296,481)

Cash flows from financing activities:
Proceeds from sale of preferred stock, net of issuance costs	13,616,442	-
Proceeds from sale of common stock equity, net of issuance costs	15,640,213	-
Proceeds from exercise of common stock warrants	261,944	-
Proceeds from exercise of options to purchase common stock	181,337	-
Proceeds from note payable	-	4,853,137
Principal payments on notes payable	(319,188)	(82,556)
Net cash provided by financing activities	29,380,748	4,770,581

Decrease in cash and cash equivalents	(8,970,960)	(8,437,744)
Cash and cash equivalents at beginning of period	14,991,488	20,145,854
Cash and cash equivalents at end of period	$6,020,528	$11,708,110

Supplemental disclosures of cash flow information:
Interest paid	$247,899	$16,275

See accompanying notes to the financial statements.

CELSION CORPORATION

 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 18, 2013 and our Amendment No. 1 to the Annual Report on Form 10-K/A filed on April 30, 2013 with the Securities and Exchange Commission.

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

The following table presents the changes in each component of accumulated other comprehensive loss for the first six months of 2013.

Accumulated Other Comprehensive Loss

January 1, 2013	$(126,607)

Other comprehensive loss before reclassifications	(277,917)
Realized loss reclassified from other accumulated comprehensive loss	190,683
Net other comprehensive loss	(87,234)

June 30, 2013	$(213,841)

Note 4.   Net Loss per Common Share

Basic earnings per share is calculated based upon the net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of preferred stock, options and, warrants and their equivalents are computed using the treasury stock method.

For the three months ended June 30, 2012 and the six months ended June 30, 2013 and 2012, diluted loss per common share was the same as basic loss per common share as all options and warrants that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. The total number of shares of common stock issuable upon exercise of warrants and equity awards for the periods ended June 30, 2013 and 2012 were 17,908,724 and 15,203,880, respectively.

Note 5.   Investment Securities - Available For Sale

Investment securities available for sale of $42,706,769 and $8,037,620 as June 30, 2013 and December 31, 2012, respectively, consist of commercial paper and corporate debt securities.  They are valued at fair value, with unrealized gains and losses reported as a separate component of Stockholders’ Equity in Accumulated Other Comprehensive Loss.

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

A summary of the cost, fair value and bond maturities of the Company’s investment securities is as follows:

	June 30, 2013		December 31, 2012
	Cost	Fair Value	Cost	Fair Value
Corporate bond maturities
Within 3 months	$15,106,659	$15,041,480	$3,053,740	$3,002,350
Between 3-12 months	27,813,952	27,665,289	5,110,487	5,035,270
Total	$42,920,611	$42,706,769	$8,164,227	$8,037,620

The following table shows the Company’s investment securities gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012.  The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	June 30, 2013		December 31, 2012
Description of Securities	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Gains

Available for Sale
Bonds – corporate issuances (all unrealized holding losses are less than 12 months at date of measurement)	$42,706,769	$(213,841)	$8,037,620	$(126,607)

Investment income which includes interest and dividends and gross realized gains and losses on sales of available for sale securities, is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Description of Securities	2013	2012	2013	2012

Interest and dividend income	$204,075	$130,692	$274,378	$264,585
Realized losses	(136,943)	(68,616)	(190,683)	(197,176)
	$67,132	$62,076	$83,695	$67,409

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

 The following table presents information about assets and liabilities recorded at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 on the Company’s Balance Sheet:

	Total Fair Value on the Balance Sheet	Quoted Prices In Active Markets For Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
As of June 30, 2013
Short-term investments available for sale Bonds – corporate issuances	$42,706,769	$42,706,769	$-	$-

As of December 31, 2012
Short-term investments available for sale Bonds – corporate issuances	$8,037,620	$8,037,620	$-	$-

Liabilities:
As of June 30, 2013
Common stock warrant liability	$4,733,817	$-	$-	$4,733,817

As of December 31, 2012
Common stock warrant liability	$4,283,932	$-	$-	$4,283,932

There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the six month period ended June 30, 2013.

Note 7.  Other Accrued Liabilities

Accrued liabilities at June 30, 2013 and December 31, 2012 include the following:

	June 30, 2013	December 31, 2012
Amounts due to contract research organizations and other contractual agreements	$1,196,312	$827,989
Accrued payroll and related benefits	450,790	338,365
Accrued professional fees	56,400	37,400
Accrued interest on notes payable	46,120	-
Other	33,345	51,225
Total	$1,782,967	$1,254,979

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

The Term A Loan bears interest at a fixed rate of 11.75%. However, for the period extending from inceptions through May 1, 2013 for the Term A Loan, the Company was required to make interest payments only. The Company was also obligated to pay other customary facility fees for a credit facility of this size and type.

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

In connection with the Credit Agreement, the Company incurred cash and other expenses of $291,369 which were recorded as deferred financing fees.  These deferred financing fees are being amortized as interest expense over the life of the loan.  For the first six months of 2013, $63,120 in deferred financing fees was amortized as interest expense.  Also, the Company paid $243,380 in interest expense on the Credit Agreement during this same period.

Following is a schedule of future principal payments due on the Credit Agreement:

Credit Agreement
For the year ending June 30:
2014	$1,862,558
2015	2,093,588
2016	754,056
$4,710,202

In November 2011, the Company financed $144,448 of lab equipment through a capital lease.  This lease obligation has thirty monthly payments of $5,651 through February 2014.  During the first six months of 2013, the Company made principal and interest payments totaling $33,909.  The outstanding lease obligation is $42,212 as of June 30, 2013.

Note 9. Stockholders’ Equity

During the first six months of 2013, we received approximately $0.4 million of gross proceeds from the exercise of warrants and stock options to purchase approximately 137,032 shares of the Company’s common stock.

Controlled Equity Offering

On February 1, 2013, the Company entered into a Controlled Equity Offering SM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which Celsion may offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (the “ATM Shares”) pursuant to the Company’s previously filed and effective Registration Statement on Form S-3. Under the ATM Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the our common stock or to or through a market maker.  From February 1, 2013 through February 25, 2013, the Company sold and issued an aggregate of 5,381,670 shares of common stock under the ATM Agreement, receiving approximately $6.8 million in net proceeds.

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

The ATM Agreement will terminate upon the earlier of (i) the sale of ATM Shares under the ATM Agreement having an aggregate offering price of $25.0 million and (ii) the termination of the ATM Agreement by Cantor or the Company. The ATM Agreement may be terminated by Cantor or the Company at any time upon 10 days' notice to the other party, or by Cantor at any time in certain circumstances, including the occurrence of a material adverse change in the Company.  The Company pays Cantor a commission of 3.0% of the aggregate gross proceeds from each sale of ATM Shares and has agreed to provide Cantor with customary indemnification and contribution rights. The Company also reimbursed Cantor for legal fees and disbursements, of $50,000, in connection with entering into the ATM Agreement. In connection with the preferred stock offering in February 2013 discussed below, the Company agreed to not sell any ATM Shares for a period of one year from February 26, 2013. In connection with the common stock offering below, the Company agreed to not sell any ATM Shares for an extended period of one year from June 3, 2013.

February 2013 Preferred Stock Offering

On February 22, 2013, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company sold, in a registered offering, an aggregate of 15,000.00422 shares of its Series A 0% convertible preferred stock and the warrants to purchase shares of its common stock, for an aggregate purchase price of approximately $15.0 million (the February 2013 Preferred Stock Offering).  The closing of the February 2013 Preferred Stock Offering occurred on February 26, 2013, in which the Company received approximately $15.0 million in gross proceeds.  Subject to certain ownership limitations, shares of Series A 0% convertible preferred stock are convertible, at the option of the holder thereof, into an aggregate of up to 12,072,438 shares of common stock, and the warrants are exercisable to purchase an aggregate of up to 6,036,219 shares of common stock. Each warrant has an exercise price of $1.18 per share, equal to the closing bid price of common stock on February 21, 2013. The warrants are immediately exercisable and expire five years after its issuance.

Upon issuance, we estimated the fair value of the warrants issued in the February 2013 Preferred Stock Offering to be approximately $5.4 million using the Black-Scholes pricing model.  Also, upon issuance, we recognized approximately $4.6 million as a one-time, non-cash deemed dividend related to the beneficial conversion feature connected to the preferred stock in the Preferred Stock Offering.

Assumptions used in the valuation of the warrants issued in the February 2013 Preferred Stock Offering are as follows:

Risk-free interest rate	0.78%
Expected volatility	102.23%
Expected life (in years)	5.0
Expected forfeiture rate	0.0%
Expected dividend yield	0.00%

As of June 30, 2013, all 12,072,438 shares of common stock in the aggregate were issued upon conversion of all 15,000.00422 shares of the Series A 0% convertible preferred stock.

The Common Stock Offering

On May 30, 2013, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company sold, in a registered offering, an aggregate of 6,264,492 shares of its common stock for an aggregate purchase price of approximately $9.8 million (the “Common Stock Offering”). The closing of the Common Stock Offering occurred on June 3, 2013. The issuance of common stock in the Common Stock Offering was made pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-183286), the base prospectus dated September 14, 2012 filed as part of such Registration Statement, and the prospectus supplement filed with the Securities and Exchange Commission on June 3, 2013. The Securities Purchase Agreement also contained representations, warranties, indemnification and other provisions customary for transactions of this nature.

Prior to the closing of the Common Stock Offering, there were an insufficient number of authorized shares to complete the transaction.  The Common Stock Offering institutional investors also held warrants to purchase previously reserved and registered shares of common stock of the Company which were issued in conjunction with previous offerings. Concurrent with the closing of the Common Stock Offering, the institutional investors agreed to waive their rights to exercise these warrants to purchase 6,294,674 shares of common stock of the Company (the “Waived Warrants”) until the Company has obtained stockholders’ approval to increase the number of its authorized shares of common stock in conjunction with the proposed reverse stock split of its outstanding shares of common stock. At the Company’s 2013 Annual Meeting of Stockholders held on July 19, 2013, the Company’s stockholders voted to approve the proposal to grant discretionary authority to the Board of Directors to amend the Certificate of Incorporation of the Company, as amended, to effect, at any time on or prior to the date of the 2014 Annual Meeting of Stockholders, a reverse stock split at an exchange ratio within the specified range and to set the number of authorized shares effective immediately after the reverse stock split at 75 million share.

Prior to the closing of the Common Stock Offering, the warrants described above were originally recorded as equity at the fair value on the date of issuance.  In accordance with ASC 815-40, Derivative Instruments and Hedging - Contracts in Entity’s Own Equity, the Waived Warrants are required to be liability classified immediately after the closing of the Common Stock Offering on June 3, 2013 because there were an insufficient number of common shares authorized to satisfy the terms of the warrants.  Therefore, the Company has reclassified the fair value the Waived Warrants totaling approximately $9.1 million from equity to a liability as of June 3, 2013.  The Waived Warrants are required to be recorded at fair value at each balance sheet date with changes in fair value recorded in earnings (see Note 11).   Following is a summary list of the Waived Warrants:

Shares of common stock associated with the Waived Warrants	Expiration Date of Waived Warrants	Strike Price	Per Share Fair Value on June 3, 2013
5,955,736	2/26/2018	$1.18	$1.4670
140,593	7/25/2016	$4.22	$0.9791
56,827	7/6/2016	$3.13	$1.0693
141,518	11/25/2017	$2.77	$1.2353

Assumptions used in the valuation of the Waived Warrants associated with the Common Stock Offering are as follows:

Risk-free interest rate	0.50	-	1.03%
Expected volatility	102.86	-	110.88%
Expected life (in years)	3.1	-	4.7
Expected forfeiture rate		0.0%
Expected dividend yield		0.00%

January 2011 Preferred Stock Offering

The Company is currently reassessing the application of ASC 815-40, Derivative Instruments and Hedging - Contracts in Entity’s Own Equity as it relates to the 8% Series A Redeemable Convertible Preferred Stock Offering completed in January 2011 (the January 2011 Preferred Offering). The Company received gross proceeds from the January 2011 Preferred Offering of approximately $5.1 million in which it sold 5,000 shares of 8% redeemable convertible preferred stock with a stated value of $1,000 per share, each share convertible into 416.6667 shares of common stock, and warrants to purchase up to approximately 2.1 million shares of common stock. All 5,000 shares of preferred stock sold in the January 2011 Preferred Offering were converted into the stated number of common stock shares as of August 2011. ASC 815-40 requires the Company to value the preferred stock and common stock warrants, any resulting beneficial conversion feature(s) resulting from the valuation of these securities and to determine and record the value of each of these securities or conversion feature as debt or equity based on the interpretation and application of ASC 815-40. In a draft report to the Company’s independent registered public accounting firm, the Public Company Accounting Oversight Board has indicated that it believes the Company has not accounted for the January 2011 Preferred Offering properly. The Company believes it had properly accounted for the transaction in all material respects but is currently reviewing the accounting treatment in light of the report. The Company believes that any resulting adjustment, reclassification, or restatement of our financial statements, if necessary, would be isolated to 2011, would be non-cash in nature, would have no effect on the cash proceeds received or the stock or warrants issued in the Preferred Offering, would result in no additional cash interest or dividends being paid, and would not have any financial impact on the Company’s 2012 or 2013 financial statements.

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

The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Six Months Ended June 30,
	2013			2012
Risk-free interest rate	0.85	-	1.19%	1.60	-	2.97%
Expected volatility	83.41	-	97.83%	80.8	-	82.3%
Expected life (in years)	5.25	-	6.0	5.00	-	6.30
Expected forfeiture rate	5.0	-	7.5%	0.0	-	7.5%
Expected dividend yield		0.0%			0.0%

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

A summary of the Company’s stock option and restricted stock awards for the three month period ended June 30, 2013 is as follows:

	Stock Options		Restricted Stock Awards		Weighted
Equity Awards	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Average Contractual Terms of Equity Awards (in years)
Equity awards outstanding at December 31, 2012	3,264,880	$3.25	19,334	$3.20
Equity awards granted	845,000	$0.98	-	$-
Equity awards exercised	(55,932)	$3.49	(1,500)	$2.09
Equity awards forfeited, cancelled or expired	(36,667)	$6.45	(4,167)	$4.13
Equity awards outstanding at June 30, 2013	4,017,281	$2.74	13,667	$3.03	7.1
Aggregate intrinsic value of outstanding awards June 30, 2013	$25,600		$13,940
Equity awards exercisable at June 30, 2013	2,662,879	$2.26			6.1
Aggregate intrinsic value of awards exercisable at June 30, 2013	$8,440

Total compensation cost related to employee stock options and restricted stock awards amounted to $471,481 and $269,756 for the three months ended June 30, 2013 and 2012, respectively.   Total compensation cost related to employee stock options and restricted stock awards amounted to $734,673 and $557,021 for the six months ended June 30, 2013 and 2012, respectively. No compensation cost related to share-based payments arrangements was capitalized as part of the cost of any asset as of June 30, 2013 and 2012.

As of June 30, 2013, there was $1.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.7 years. The weighted average grant-date fair value was $0.98 and $1.48 per share for the options granted during the six months ended June 30, 2013 and 2012, respectively.  The weighted average grant-date fair value was $2.09 for the restricted stock awards granted during the six months ended June 30, 2012.  No restricted stock awards were granted during the first six months of 2013.

During the first six months of 2013, the Company received gross proceeds of approximately $0.2 million from the exercise of options to purchase 55,932 shares of common stock. Collectively, for all the stock option plans as of June 30, 2013, there were a total of 5,380,756 shares reserved, which were comprised of 4,030,948 equity awards granted and 1,349,808 equity awards available for future issuance.

Note 11. Warrants

Common Stock Warrants

Following is a summary of all warrant activity for the first six months of 2013:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price
Warrants outstanding at December 31, 2012	7,863,653	$3.37

Warrants granted in connection with the Preferred Stock Offering, as more fully described in Note 9	6,036,219	$1.18

Warrants exercised for common stock	(71,250)	3.25

Warrants outstanding at June 30, 2013	13,828,622	$2.42

Aggregate intrinsic value of outstanding warrants at June 30, 2013	$-

Weighted average remaining contractual terms (in years)	4.0

During the first six months of 2013, the Company received gross proceeds of approximately $0.2 million from the exercise of warrants to purchase 71,250 shares of common stock.

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

As more fully described in Note 9, concurrent with the closing of the Common Stock Offering, the institutional investors agreed to waive their rights to exercise the Waived Warrants to purchase 6,294,674 shares of common stock of the Company until the Company has obtained stockholders’ approval of increasing the number of its authorized shares of common stock in conjunction with the proposed reverse stock split of its outstanding shares of common stock. In accordance with ASC 815-40, Derivative Instruments and Hedging - Contracts in Entity’s Own Equity, the Waived Warrants are required to be liability classified immediately after the closing of the Common Stock Offering on June 3, 2013 because there were an insufficient number of common shares authorized to satisfy the terms of the Waived Warrants if they were exercised.  Therefore, the Company has reclassified the fair value of the Waived Warrants totaling approximately $9.1 million from equity to a liability as of June 3, 2013.  The Waived Warrants are required to be recorded at fair value at each balance sheet date with changes in fair value recorded in earnings.

The fair value of the warrants at June 30, 2013 and December 31, 2012 was $4,733,817 and $4,283,932, respectively, calculated using the Black-Scholes option-pricing model with the following ranges of assumptions:

	June 30, 2013			December 31, 2012
Risk-free interest rate	0.36	-	1.41%	0.73%
Expected volatility	103.4	-	147.3%	92.0%
Expected life (in years)	0.9	-	4.7	1.13
Expected forfeiture rate		0.0%		0.0%
Expected dividend yield		0.00%		0.00%

In connection with the Common Stock Offering, the Company recorded an additional warrant liability of $9.1 million immediately after the closing of the Common Stock Offering. As a result of this change in the warrant liability in the aggregate at June 30, 2013, the Company recorded a non-cash benefit of $8.7 million in the six months ended June 30, 2013. The following is a summary of the changes in the common stock warrant liability for the six months ended June 30, 2013:

Beginning balance as of January 1, 2013	$4,283,932
Warrant liability classification (see Note 9)	9,110,302
Gain from the adjustment for the change in fair value included in net income	(8,660,417)
Ending balance as of June 30, 2013	$4,733,817

Note 12. Contingent Liabilities and Commitments

In July 2011, the Company executed a lease (the “Lease”) with Brandywine Operating Partnership, L.P. (Brandywine), a Delaware limited partnership for a 10,870 square foot premises located in Lawrenceville, New Jersey.  In October 2011, the Company relocated its offices to Lawrenceville, New Jersey from Columbia, Maryland.  The lease has a term of 66 months and provides for 6 months of free rent; with the first monthly rent payment of approximately $23,000 paid in April 2012.  Also, as required by the Lease, the Company provided Brandywine with an irrevocable and unconditional standby letter of credit for $250,000, which the Company secured with an escrow deposit at its banking institution of this same amount.  The standby letter of credit will be reduced by $50,000 on each of the 19th, 31st and 43rd months from the initial term, with the remaining $100,000 amount remaining until the Lease Term has expired. In connection with the $50,000 reduction of the standby letter of credit in April 2013, the Company reduced the escrow deposit by $50,000.

Note 13. Technology Development and Licensing Agreements

On May 7, 2012 the Company entered into a long term commercial supply agreement with Zhejiang Hisun Pharmaceutical Co. Ltd. (Hisun) for the production of ThermoDox® in the China territory.  In accordance with the terms of the agreement, Hisun will be responsible for providing all of the technical and regulatory support services, including the costs of all technical transfer, registration and bioequivalence studies, technical transfer costs, Celsion consultative support costs and the purchase of any necessary equipment and additional facility costs necessary to support capacity requirements for the manufacture of ThermoDox®.  Celsion will repay Hisun for the aggregate amount of these development costs and fees commencing on the successful completion of three registration batches of ThermoDox®.  Hisun is also obligated to certain performance requirements under the agreement.  The agreement will initially be limited to a percentage of the production requirements of ThermoDox® in the China territory with Hisun retaining an option for additional global supply after local regulatory approval in the China territory.  In addition, Hisun will collaborate with Celsion around the regulatory approval activities for ThermoDox® with the China State Food and Drug Administration (SFDA).  As of June 30, 2013, the Company has incurred approximately $371,000 in costs to be reimbursed to Hisun.

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

On July 19, 2013, the Company and Hisun entered into a Memorandum of Understanding to pursue ongoing collaborations for the continued clinical development of ThermoDox® as well as the technology transfer relating to the commercial manufacture of ThermoDox® for the China territory. This expanded collaboration will focus on next generation liposomal formulation development with the goal of creating safer, more efficacious versions of marketed cancer chemotherapeutics.

Among the key provisions of the Celsion-Hisun Memorandum of Understanding are:

●

Hisun will provide the Company with non-dilutive financing and the investment necessary to complete the technology transfer of its proprietary manufacturing process and the production of registration batches for the China territory;

●	Hisun will collaborate with the Company around the clinical and regulatory approval activities for ThermoDox® as well as other liposomal formations with the SFDA; and

●	Hisun will be granted a right of first offer for a commercial license to ThermoDox® for the sale and distribution of ThermoDox® in the China territory.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Statements and terms such as “expect”, “anticipate”, “estimate”, “plan”, “believe” and words of similar import regarding our expectations as to the development and effectiveness of our technologies, the potential demand for our products, and other aspects of our present and future business operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, readers should specifically consider the various factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 18, 2013 and our Amendment No. 1 to the Annual Report on Form 10-K/A filed on April 30, 2013 with the Securities and Exchange Commission, which factors include, without limitation, plans and objectives of management for future operations or programs or proposed new products or services; changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing; possible changes in capital structure, financial condition, working capital needs and other financial items; changes in approaches to medical treatment; clinical trial analysis and future plans relating thereto; introduction of new products by others; possible licenses or acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, partners, competitors and regulatory authorities. These and other risks and uncertainties could cause actual results to differ materially from those indicated by forward-looking statements.

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

Our lead product, ThermoDox® is being evaluated in a Phase III clinical trial for primary liver cancer (the HEAT study) and a Phase II clinical trial for recurrent chest wall breast cancer. ThermoDox® is a liposomal encapsulation of doxorubicin, an approved and frequently used oncology drug for the treatment of a wide range of cancers.  Localized heat at mild hyperthermia temperatures (greater than 39.5 degrees Celsius) releases the encapsulated doxorubicin from the liposome enabling high concentrations of doxorubicin to be deposited preferentially in and around the targeted tumor.

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

Following the announcement of the Phase III HEAT study results, the Company has conducted a comprehensive analysis of the clinical data with key principal investigators, data experts and liver cancer experts.  Emerging data from the HEAT Study post hoc analysis demonstrates that ThermoDox® markedly improves progression free survival (PFS) and overall survival (OS) in patients who had optimal RFA.  The post hoc analysis indicates that if patients’ lesions undergo RFA for 45 minutes or more, they clearly benefitted from ThermoDox®.  These findings apply to HCC lesions from both size cohorts of the HEAT Study (3-5 cm and 5-7 cm) and represent a sizable subgroup of approximately 300 patients.  This data is subject to further verification and review by the HEAT Study Steering Committee.

As part of this analysis, we are also assessing our product pipeline and research and development priorities. In April 2013, we announced the deferral of expenses associated with the Company’s Phase II study of ThermoDox ® in combination with RFA for the treatment of colorectal liver metastases (The ABLATE Study) until such time as the Company finalizes its plans for the continuation of its development program with ThermoDox® in HCC.

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

On May 6, 2012, we entered into a long term commercial supply agreement with Zhejiang Hisun Pharmaceutical Co. Ltd. (Hisun) for the production of ThermoDox® in mainland China, Hong Kong and Macau (the China territory). Hisun will be responsible for providing all of the technical and regulatory support services for the manufacture of ThermoDox® in the China territory and we will repay Hisun the related development costs and fees, which we expect to be approximately $2.0 million in total, commencing on the successful completion of three registration batches of ThermoDox®. As of June 30, 2013, the Company has incurred approximately $371,000 in costs to be reimbursed to Hisun.  On January 18, 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable research and development fee of $5.0 million to support our development of ThermoDox® and we will provide research data and other technical support in relation to a regulatory filing by Hisun in the China territory for approval of ThermoDox®.  Following our announcement on January 31, 2013 that the HEAT study failed to meet its primary endpoint, Celsion and Hisun have agreed that the Technology Development Contract entered into on January 18, 2013 will remain in effect while the parties continue to collaborate and are evaluating the next steps in relation to ThermoDox®, which include the sub-group analysis of patients in the Phase III HEAT Study for the hepatocellular carcinoma clinical indication and other activities to further the development of ThermoDox for the China territory.

On July 19, 2013, the Company and Hisun entered into a Memorandum of Understanding to pursue ongoing collaborations for the continued clinical development of ThermoDox® as well as the technology transfer relating to the commercial manufacture of ThermoDox® for the greater China territory. This expanded collaboration will focus on next generation liposomal formulation development with the goal of creating safer, more efficacious versions of marketed cancer chemotherapeutics.

Among the key provisions of the Celsion-Hisun Memorandum of Understanding are:

●

Hisun will provide the Company with non-dilutive financing and the investment necessary to complete the technology transfer of its proprietary manufacturing process and the production of registration batches for the China territory;

●

Hisun will collaborate with the Company around the clinical and regulatory approval activities for ThermoDox® as well as other liposomal formations with the China state Food and Drug Administration (SFDA); and

●	Hisun will be granted a right of first offer for a commercial license to ThermoDox® for the sale and distribution of ThermoDox® in the China territory.

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

FINANCIAL REVIEW FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 and 2012

Results of Operations

For the three months ended June 30, 2013, our net income was $0.4 million compared to a net loss of $6.1 million for the same period of 2012.  For the six months ended June 30, 2013, our loss was $0.2 million compared to a net loss of $12.3 million for the same period of 2012. As of June 30, 2013, we had $48.9 million in cash and short-term investments including accrued interest from short term investments.

	Three Months Ended June 30,
	($ amounts in 000’s)		Change Increase (Decrease)
	2013	2012	$	%

Licensing Revenue:	$125	$-	$125	100%

Operating Expenses:
Clinical Research	1,503	2,840	(1,337)	(47.1)%
Chemistry, Manufacturing and Controls	520	1,272	(752)	(59.1)%
Research and development	2,023	4,112	(2,089)	(50.1)%
General and administrative	1,950	1,595	355	22.3%
Total operating expenses	3,973	5,707	(1,734)	(30.3)%

Loss from operations	$(3,848)	$(5,707)	$1,859	32.6%

	Six Months Ended June 30,
	($ amounts in 000’s)		Change Increase (Decrease)
	2013	2012	$	%

Licensing Revenue:	$250	$-	$125	100%

Operating Expenses:
Clinical Research	3,536	6,349	(2,813)	(44.3)%
Chemistry, Manufacturing and Controls	1,690	2,456	(766)	(31.2)%
Research and development	5,226	8,805	(3,579)	(40.6)%
General and administrative	3,639	3,166	473	14.9%
Total operating expenses	8,865	11,971	(3,106)	(25.9)%

Loss from operations	$(8,615)	$(11,971)	$3,356	28.0%

Comparison of the three months ended June 30, 2013 and 2012

Licensing Revenue

On January 18, 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable research and development fee of $5 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will continue to be amortized over the 10 year term of the agreement, therefore we recorded deferred revenue of $125,000 for the three months ended June 30, 2013. We had no licensing revenue in 2012.

Research and Development Expenses

Research and development (R&D) expenses decreased by $2.1 million from $4.1 million in the second quarter of 2012 to $2.0 million in the same period of 2013.  Costs associated with the HEAT Study decreased to $0.8 million in the second quarter of 2013 compared to $1.9 million in the same period of 2012 primarily due to reduced costs associated with the HEAT Study after the data results were announced on January 31, 2013.  Costs associated with our recurrent chest wall breast cancer clinical trial remained relatively unchanged at $0.1 million in the second quarter of 2013 compared to the same period of 2012. Costs associated with our colorectal liver metastases trial were insignificant in the second quarter of 2013 compared to $0.1 million in the same period of 2012.  Other R&D costs related to preclinical operations and regulatory operations decreased to $0.3 million in the second quarter of 2013 compared to $0.4 million in the same period of 2012.  Costs associated with the production of ThermoDox® decreased to $0.5 million in the second quarter of 2013 compared to $1.3 million the same period of 2012.

In April 2013, the Company has implemented a restructuring program to lower its operating costs to conserve capital to ensure that our costs are adequately aligned with our resources and business strategy.  The program included elimination of approximately one-third of Celsion’s workforce and the deferral of expenses associated with the Company’s Phase II study for colorectal liver metastasis (the ABLATE Study).

General and Administrative Expenses

General and administrative (G&A) expenses increased to $2.0 million in the second quarter of 2013 compared to $1.6 million in the same period of 2012.  The Company recorded a one-time severance charge of $0.3 million in the second quarter of 2013 as a result of the workforce reduction. We expect G&A costs to decrease throughout the remainder of 2013 compared to 2012 as we continue to reduce our operating costs and expenses.

Other Expense and Income and Interest Expense

A warrant liability was incurred as a result of warrants we issued in a public offering in September 2009. In connection with a securities purchase agreement and offering in the second quarter of 2013, whereby the investors in the offering agree to waive their rights to exercise the warrants to purchase 6,294,674 shares of common stock of the Company until the Company has obtained stockholders’ approval of increasing the number of its authorized shares of common stock in conjunction with the proposed reverse stock split of its outstanding shares of common stock, the Company reclassified the fair value of these warrants totaling $9.1 million from equity to a liability on the date of the closing of the offering on June 3, 2013. Prior to the offering the warrants described above were originally recorded as equity at the fair value on the date of their issuance.  In accordance with ASC 815-40, Derivative Instruments and Hedging - Contracts in Entity’s Own Equity, these warrants are required to be liability classified immediately after the closing of the common stock offering on June 3, 2013 because there were an insufficient number of common shares authorized to satisfy the terms of the warrants if they were exercised.  Therefore, these warrants are required to be recorded at fair value at each balance sheet date with changes in fair value recorded in earnings.

This liability associated with these warrants is calculated at its fair market value using the Black-Scholes option-pricing model and is adjusted at the end of each quarter.  For the second quarter of 2013, we recorded a non-cash benefit of $4.4 million based on the change in the fair value of the warrants compared to a non-cash charge of $0.4 million in the same period of 2012.

In connection with the credit facility entered into with Oxford Financial LLC and Horizon Technology Finance Corporation during the second quarter of 2012, the Company incurred $0.2 million in interest expense in the second quarter of 2013.  Interest in the same period of 2012 was insignificant.

Comparison of the six months ended June 30, 2013 and 2012

Licensing Revenue

On January 18, 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable research and development fee of $5 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will continue to be amortized over the 10 year term of the agreement, therefore we recorded deferred revenue of $250,000 for the six months ended June 30, 2013. We had no licensing revenue in 2012.

Research and Development Expenses

Research and development (R&D) expenses decreased by $3.6 million from $8.8 million in the first six months of 2012 to $5.2 million in the same period of 2013.  Costs associated with the HEAT Study decreased to $2.2 million in the six months of 2013 compared to $4.4 million in the same period of 2012 primarily due to reduced costs associated with the HEAT Study when the data results were announced on January 31, 2013.  Costs associated with our recurrent chest wall breast cancer clinical trial remained relatively unchanged at $0.2 million in the first six months of 2013 compared to the same period of 2012. Costs associated with our colorectal liver metastases trial were insignificant in the first six months of 2013 compared to $0.1 million in the same period of 2012.  Other R&D costs related to preclinical operations and regulatory operations decreased to $0.5 million in the first six months of 2013 compared to $0.8 million in the same period of 2012.  Costs associated with the production of ThermoDox® decreased to $1.7 million in the first six months of 2013 compared to $2.6 million the same period of 2012.

In April 2013, the Company has implemented a restructuring program to lower its operating costs to conserve capital to ensure that our costs are adequately aligned with our resources and business strategy.  The program included elimination of approximately one-third of Celsion’s workforce and the deferral of expenses associated with the Company’s Phase II study for colorectal liver metastasis (the ablate study).

General and Administrative Expenses

General and administrative (G&A) expenses increased to $3.6 million in the first six months of 2013 compared to $3.2 million in the same period of 2012.  The Company recorded a one-time severance charge of $0.3 million in the second quarter of 2013 as a result of the workforce reduction. We expect G&A costs to decrease throughout the remainder of 2013 compared to 2012 as we continue to reduce our operating costs and expenses.

Other Expense and Income and Interest Expense

A warrant liability was incurred as a result of warrants we issued in a public offering in September 2009. In connection with a securities purchase agreement and offering in the second quarter of 2013, whereby the investors in the offering agree to waive their rights to exercise the warrants to purchase 6,294,674 shares of common stock of the Company until the Company has obtained stockholders’ approval of increasing the number of its authorized shares of common stock in conjunction with the proposed reverse stock split of its outstanding shares of common stock, the Company reclassified the fair value of these warrants totaling $9.1 million from equity to a liability on the date of the closing of the offering on June 3, 2013. Prior to the offering the warrants described above were originally recorded as equity at the fair value on the date of their issuance.  In accordance with ASC 815-40, Derivative Instruments and Hedging - Contracts in Entity’s Own Equity, these warrants are required to be liability classified immediately after the closing of the common stock offering on June 3, 2013 because there were an insufficient number of common shares authorized to satisfy the terms of the warrants if they were exercised.  Therefore, these warrants are required to be recorded at fair value at each balance sheet date with changes in fair value recorded in earnings.

This liability associated with these warrants is calculated at its fair market value using the Black-Scholes option-pricing model and is adjusted at the end of each quarter.  For the six months ended June 30, 2013, we recorded a non-cash benefit of $8.7 million based on the change in the fair value of the warrants compared to a non-cash charge of $0.4 million in the same period of 2012.

In connection with the credit facility entered into with Oxford Financial LLC and Horizon Technology Finance Corporation during the second quarter of 2012, the Company incurred $0.4 million in interest expense in the first six months of 2013.  Interest in the same period of 2012 was insignificant.

Financial Condition, Liquidity and Capital Resources

Since inception, excluding the net aggregate payments received from Boston Scientific of $43 million through the divestiture of our medical device business in 2007 (which we received in installments of $13 million in 2007 and $15 million in each of 2008 and 2009), we have incurred significant losses and negative cash flows from operations.  We have financed our operations primarily through the net proceeds we received in this divesture, subsequent sales of equity, credit facilities and amounts received under our product licensing agreement with Yakult and our technology agreement with Hisun. The process of developing and commercializing ThermoDox® requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts.  We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future.  Our expenses have significantly and regularly exceeded our revenues, and we had an accumulated deficit of $156 million at June 30, 2013.

As of June 30, 2013, we had total current assets of $49.6 million (including cash, short term investments and related accrued interest on the short term investments of $48.9 million) and current liabilities of $5.7 million, resulting in working capital of $43.9 million.  At December 31, 2012, we had total current assets of $23.6 million (including cash and short term investments and related accrued interest on the short term investments of $23.1 million) and current liabilities of $5.0 million, resulting in working capital of $18.6 million.

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

The ATM Agreement will terminate upon the earlier of (i) the sale of ATM Shares under the ATM Agreement having an aggregate offering price of $25.0 million and (ii) the termination of the ATM Agreement by Cantor or the Company. The ATM Agreement may be terminated by Cantor or Celsion at any time upon 10 days' notice to the other party, or by Cantor at any time in certain circumstances, including the occurrence of a material adverse change in Celsion.  The Company will pay Cantor a commission of 3.0% of the aggregate gross proceeds from each sale of ATM Shares and has agreed to provide Cantor with customary indemnification and contribution rights. The Company reimbursed Cantor for legal fees and disbursements of $50,000 in connection with entering into the ATM Agreement. In connection with the preferred stock offering in February 2013 discussed below, the Company agreed to not sell any ATM Shares for a period of one year from February 26, 2013. From February 1, 2013 through February 25, 2013, the Company has sold and issued an aggregate of 5,381,670 shares under the ATM Agreement, receiving approximately $6.8 million in net proceeds.

On February 22, 2013, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company agreed to sell, in a registered offering, an aggregate of 15,000.00422 shares of its Series A 0% convertible preferred stock and the warrants to purchase shares of its common stock, for an aggregate purchase price of approximately $15.0 million (the February 2013 Preferred Stock Offering).  The closing of the February 2013 Preferred Stock Offering occurred on February 26, 2013, in which the Company received approximately $15.0 million in gross proceeds.  Subject to certain ownership limitations, shares of Series A 0% convertible preferred stock are convertible, at the option of the holder thereof, into an aggregate of up to 12,072,438 shares of common stock, and the warrants are exercisable to purchase an aggregate of up to 6,036,219 shares of common stock. Each warrant has an exercise price of $1.18 per share, equal to the closing bid price of common stock on February 21, 2013. The warrants are immediately exercisable and expire five years after its issuance. As of June 30, 2013, the Company issued 12,072,438 shares of common stock upon conversion of all 15,000.0042 shares of the Series A 0% convertible preferred stock.

Upon issuance, we estimated the fair value of the warrants issued in the February 2013 Preferred Stock Offering to be approximately $5.4 million using the Black-Scholes pricing model.  Also, upon issuance, we recognized approximately $4.6 million as a one time non-cash deemed dividend related to the beneficial conversion feature connected to the preferred stock in the Preferred Stock Offering.

On May 30, 2013, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company sold, in a registered offering, an aggregate of 6,264,492 shares of its common stock for an aggregate purchase price of approximately $9.8 million (the “Common Stock Offering”). The closing of the Common Stock Offering occurred on June 3, 2013. The issuance of Common Stock in the Common Stock Offering was made pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-183286), the base prospectus dated September 14, 2012 filed as part of such Registration Statement, and the prospectus supplement filed with the Securities and Exchange Commission on June 3, 2013. The Securities Purchase Agreement also contained representations, warranties, indemnification and other provisions customary for transactions of this nature.

Prior to the closing of the Common Stock Offering, there were an insufficient number of authorized shares to complete the transaction.  The Common Stock Offering institutional investors also held warrants to purchase previously reserved and registered shares of common stock of the Company which were issued in conjunction with previous offerings. Concurrent with the closing of the Common Stock Offering, the institutional investors agreed to waive their rights to exercise the these warrants to purchase 6,294,674 shares of common stock of the Company (the “Waived Warrants”) until the Company has obtained stockholders’ approval of increasing the number of its authorized shares of common stock in conjunction with the proposed reverse stock split of its outstanding shares of common stock. At the Company’s 2013 Annual Meeting of Stockholders held on July 19, 2013, the Company’s stockholders voted to approve the proposal to grant discretionary authority to the Board of Directors to amend the Certificate of Incorporation of the Company, as amended, to effect, at any time on or prior to the date of the 2014 Annual Meeting of Stockholders, a reverse stock split at an exchange ratio within the specified range and to set the number of authorized shares effective immediately after the reverse stock split at 75 million share.

Prior to the closing of the Common Stock Offering, the warrants described above were originally recorded as equity at the fair value on the date of issuance.  In accordance with ASC 815-40, Derivative Instruments and Hedging - Contracts in Entity’s Own Equity, the Waived Warrants are required to be liability classified immediately after the closing of the Common Stock Offering on June 3, 2013 because there were an insufficient number of common shares authorized to satisfy the terms of the warrants.  Therefore, the Company has reclassified the fair value the Waived Warrants totaling approximately $9.1 million from equity to a liability as of June 3, 2013.  The Waived Warrants are required to be recorded at fair value at each balance sheet date with changes in fair value recorded in earnings.

The Company is currently reassessing the application of ASC 815-40, Derivative Instruments and Hedging - Contracts in Entity’s Own Equity as it relates to the 8% Series A Redeemable Convertible Preferred Stock Offering completed in January 2011 (the January 2011 Preferred Offering). The Company received gross proceeds from the January 2011 Preferred Offering of approximately $5.1 million in which it sold 5,000 shares of 8% redeemable convertible preferred stock with a stated value of $1,000 per share, each share convertible into 416.6667 shares of common stock, and warrants to purchase up to approximately 2.1 million shares of common stock. All 5,000 shares of preferred stock sold in the January 2011 Preferred Offering were converted into the stated number of common stock shares as of August 2011. ASC 815-40 requires the Company to value the preferred stock and common stock warrants, any resulting beneficial conversion feature(s) resulting from the valuation of these securities and to determine and record the value of each of these securities or conversion feature as debt or equity based on the interpretation and application of ASC 815-40. In a draft report to the Company’s independent registered public accounting firm, the Public Company Accounting Oversight Board has indicated that it believes the Company has not accounted for the January 2011 Preferred Offering properly. The Company believes it had properly accounted for the transaction in all material respects but is currently reviewing the accounting treatment in light of the report. The Company believes that any resulting adjustment, reclassification, or restatement of our financial statements, if necessary, would be isolated to 2011, would be non-cash in nature, would have no effect on the cash proceeds received or the stock or warrants issued in the Preferred Offering, would result in no additional cash interest or dividends being paid, and would not have any financial impact on the Company’s 2012 or 2013 financial statements.

Net cash used in operating activities for the first six months of 2013 was $3.6 million.  Our net loss for the first six months of 2013 included $0.7 million in non-cash stock-based compensation expense and $8.7 million in non-cash benefit based on the change in the common stock warrant liability.

Net cash provided by financing activities was $29.4 million during the first six months of 2013 which consisted of approximately $6.7 million of net proceeds from sale of 5,381,670 million shares of the Company’s common stock in connection with the  ATM Agreement, approximately $13.6 million of net proceeds from sale of approximately 15,000 shares of the Company’s Series A 0% convertible preferred stock and the warrants to purchase shares of its common stock in the Preferred Stock Offering, approximately $9.1 million of net proceeds from the sale of 6,264,492 shares of its common stock and approximately $0.4 million of gross proceeds from the exercise of options and warrants to purchase approximately 0.1 million shares of the Company’s common stock. This was partially offset by approximately $0.3 million of principal payment on its notes payable.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet financing arrangements.  There were no material changes during the six months ended June 30, 2013 to our operating leases, which are disclosed in the contractual commitments table in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 18, 2013 and our Amendment No. 1 to the Annual Report on Form 10-K/A filed on April 30, 2013 with the Securities and Exchange Commission.

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

Item 4.    CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2013, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the Securities and Exchange Commission.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, that occurred during the six months ended  June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Since our inception, our expenses have substantially exceeded our revenues, resulting in continuing losses and an accumulated deficit of $156 million at June 30, 2013.  Because we presently have no product revenues and we are committed to continuing our product research, development and commercialization programs, we will continue to experience significant operating losses unless and until we complete the development of ThermoDox® and other new products and these products have been clinically tested, approved by the U.S. Food and Drug Administration (FDA) and successfully marketed.

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

On January 31, 2013, we announced that our lead product ThermoDox® in combination with radiofrequency ablation failed to meet the primary endpoint of the Phase III clinical trial for primary liver cancer (the HEAT study). We have not completed our final analysis of the data and do not know the extent to which, if any, the failure of ThermoDox® to meet its primary endpoint in the Phase III trial could impact our other ongoing studies of ThermoDox®. ThermoDox® is also being evaluated in a Phase II clinical trial for recurrent chest wall breast cancer and other preclinical studies. Even with success in preclinical testing and previously completed clinical trials, the risk of clinical failure for any drug candidate remains high prior to regulatory approval. Even if ThermoDox® has positive results in its Phase II clinical trials, there is a substantial risk that it will fail to have sufficiently positive results in Phase III clinical trials with regard to efficacy, safety or other clinical outcomes. One or more of our clinical studies could fail at any time, as evidenced by the failure of ThermoDox® to meet its primary endpoint in the HEAT study. The failure of one or more of our drug candidates or development programs could have a material adverse effect on our business, financial condition and results of operations.

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

As of June 30, 2013, we had approximately $48.9 million in cash, cash equivalents and short-term investments.  We have substantial future capital requirements to continue our research and development activities and advance our drug candidates through various development stages. For example, ThermoDox® is being evaluated in a Phase II clinical trial for colorectal liver metastasis, a Phase II clinical trial for recurrent chest wall breast cancer and other preclinical studies. We will conduct additional analyses of the data from the HEAT study to assess the future strategic value of ThermoDox® and are performing sub-group analysis of the Chinese cohort of patients in the HEAT study and other activities for further development of ThermoDox® for mainland China, Hong Kong and Macau.  To complete the development and commercialization of our product candidates, we will need to raise substantial amounts of additional capital to fund our operations.  We do not have any committed sources of financing and cannot assure you that alternate funding will be available in a timely manner, on acceptable terms or at all. We may need to pursue dilutive equity financings, such as the issuance of shares of common stock, convertible debt or other convertible or exercisable securities. Such dilutive equity financings could dilute the percentage ownership of our current common stockholders and could significantly lower the market value of our common stock. In addition, a financing could result in the issuance of new securities that may have rights, preferences or privileges senior to those of our existing stockholders.

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

We may consider strategic alternatives intended to further the development of our business, which may include acquiring businesses, technologies or products or entering into a business combination with another company. If we do pursue such a strategy, we could, among other things:

●	issue equity securities that would dilute our current stockholders’ percentage ownership;

●	incur substantial debt that may place strains on our operations;

●	spend substantial operational, financial and management resources in integrating new businesses, personnel intellectual property, technologies and products;

●	assume substantial actual or contingent liabilities;

●	reprioritize our development programs and even cease development and commercialization of our drug candidates;

●	suffer the loss of key personnel, or

●

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. Our January 31, 2013 announcement that the HEAT study failed to meet its primary endpoint has resulted in significant volatility and a steep decline in the price of our common stock, a level of decline that could result in securities litigation. Plaintiffs’ securities litigation firms have publicly announced that they are investigating potential securities fraud claims that they may wish to make against us.  The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospect.  The closing price of our common stock had a high price of $4.23 and a low price of $1.69 in the 52-week period ended December 31, 2011, a high price of $8.83 and a low price of $1.64 in the 52-week period ended December 31, 2012 and a high price of $9.35 and a low price of $0.76 from January 1, 2013 through August 7, 2013. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.  As of August 7, 2013, we had 61,154,295 shares of common stock outstanding, all of which shares, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, all of the shares of common stock issuable upon exercise of warrants will be freely tradable without restriction or further registration upon issuance.

Our stockholders may experience significant dilution as a result of future equity offerings or issuances and exercise of outstanding options and warrants.

In order to raise additional capital or pursue strategic transactions, we may in the future offer, issue or sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock. Our stockholders may experience significant dilution as a result of future equity offerings or issuance. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders. As of June 30, 2013, we have a significant number of securities convertible into, or allowing the purchase of, our common stock, 13,818,772 shares of common stock issuable upon exercise of warrants outstanding, 4,030,948 options to purchase shares of our common stock and restricted stock awards outstanding, and 2,306,490 shares of common stock reserved for future issuance under our stock incentive plans.  Under the Controlled Equity Offering SM Sales Agreement entered into with Cantor Fitzgerald & Co. on February 1, 2013, we may offer and sell, from time to time through “at-the-market” offerings, up to an aggregate of $25 million of shares of our common stock. In connection with the Series A 0% convertible preferred stock offering, the Company agreed to not sell any ATM Shares for a period of one year from February 26, 2013. In connection with the Common Stock Offering, the Company agreed to not sell any ATM Shares for an extended period of one year from June 3, 2013.

We may be unable to maintain compliance with NASDAQ Marketplace Rules which could cause our common stock to be delisted from The NASDAQ Capital Market. This could result in the lack of a market for our common stock, cause a decrease in the value of an investment in us, and adversely affect our business, financial condition and results of operations.

Our common stock is currently listed on The NASDAQ Capital Market. To maintain the listing of our common stock on The NASDAQ Capital Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and stockholders’ equity of at least $2.5 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and a total market value of listed securities of at least $35 million.  As of August 7, 2013, the closing bid price of our common stock was $1.29 the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors and 10% or more stockholders) was approximately $78 million and the total market value of our listed securities was approximately $79 million. As of June 30, 2013, we had stockholders’ equity of $33 million.  However, there is no assurance that we will continue to meet the minimum closing price requirement and other listing requirements.

At the Company’s 2013 Annual Meeting of Stockholders held on July 19, 2013, the Company’s shareholders voted to approve a proposal to grant discretionary authority to the Board of Directors to amend the Certificate of Incorporation of the Company, as amended, to effect, at any time on or prior to the date of the 2014 Annual Meeting of Stockholders, a reverse stock split at an exchange ratio within the specified range and to set the number of authorized shares effective immediately after the reverse stock split at 75 million shares was approved based upon the following votes

If the closing bid price of our common stock is below $1.00 per share or the total market value of our publicly held shares of common stock is below $35 million for 30 consecutive business days, we could be subject to delisting from The NASDAQ Capital Market. If our common stock is delisted, trading of the stock will most likely take place on an over-the-counter market established for unlisted securities, such as the Pink Sheets or the OTC Bulletin Board. An investor is likely to find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors may not buy or sell our common stock due to difficulty in accessing over-the-counter markets, or due to policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules regarding “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to investors in penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher priced stock, would further limit the ability and willingness of investors to trade in our common stock. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified executives and employees and to raise capital.

Public Company Accounting Oversight Board indicates it does not agree with the Company’s accounting of its preferred stock offering in 2011.

The Company completed a preferred stock financing in 2011. In a draft report to the Company’s independent registered public accounting firm, the Public Company Accounting Oversight Board has indicated that it believes the Company may not have accounted for the January 2011 Preferred Offering properly. The Company believes it had properly accounted for the transaction in all material respects but is currently reviewing the accounting treatment in light of the report. The Company believes that any resulting adjustment, reclassification, or restatement of our financial statements, if necessary, would be isolated to 2011, would be non-cash in nature, would have no effect on the cash proceeds received or the stock or warrants issued in the January 2011 Preferred Offering, would result in no additional cash interest or dividends being paid, and would not have any financial impact on the Company’s 2012 or 2013 financial statements. Nonetheless, if a restatement were required that could attract securities litigation or result in a reduction of our stock price.

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

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Balance Sheets, (ii) the unaudited Statements of Operations, (iii) the unaudited  Statements of Comprehensive Loss, (iv) the unaudited Statements of Cash Flows, (v) the unaudited Statements of Change in Stockholders' Equity (Deficit), and (vi) Notes to Financial Statements.

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

August 8, 2013

CELSION CORPORATION

Registrant

By:	/s/ Michael H. Tardugno
Michael H. Tardugno
President and Chief Executive Officer

By:	/s/ Jeffrey W. Church
Jeffrey W. Church
Senior Vice President and Chief Financial Officer