Form 10-Q
period 2013-09-30
Celsion CORP
filed 2013-11-12
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes  ☐      No ☑

As of November 11, 2013, the Registrant had 13,604,975 shares of Common Stock, $.01 par value per share, outstanding. On October 28, 2013, the Company announced that it effected a 1-for-4.5 reverse stock split of its common stock which was made effective for trading purposes as of the commencement of trading on October 29, 2013. As of that date, each 9 shares of issued and outstanding common stock and equivalents were consolidated into 2 shares of common stock. Immediately prior to the reverse stock split, the Company had 61,226,873 shares of common stock outstanding which consolidated into 13,604,975 shares of the Company’s common stock.

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

PART I: FINANCIAL INFORMATION

 Item 1.    FINANCIAL STATEMENTS

CELSION CORPORATION

BALANCE SHEETS

	September 30, 2013 (unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$13,170,412	$14,991,488
Investment securities – available for sale, at fair value	32,038,638	8,037,620
Accrued interest receivable on investment securities	251,298	65,925
Advances and deposits for investigator grants	118,240	246,252
Other current assets	519,378	307,699
Total current assets	46,097,966	23,648,984

Property and equipment (at cost, less accumulated depreciation of $1,149,961 and $924,961, respectively)	947,115	1,114,621

Other assets:
Deposits, deferred fees and other assets	364,173	567,188
Patent licensing fees, net	22,500	28,125
Total other assets	386,673	595,313

Total assets	$47,431,754	$25,358,918

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,249,000	$2,339,768
Accrued liabilities	1,394,120	1,254,979
Notes payable - current portion	1,944,608	1,410,455
Deferred revenue - current portion	500,000	-
Total current liabilities	6,087,728	5,005,202

Common stock warrant liability	5,252,660	4,283,932
Notes payable – non-current portion	2,346,973	3,661,147
Deferred revenue - non-current portion	4,125,000	-
Other non-current liabilities	477,919	446,779
Total liabilities	18,290,280	13,397,060

Stockholders' equity:
Preferred stock, $0.01 par value: 100,000 shares authorized; 20,000 and 5,000 shares issued at September 30, 2013 and December 31, 2012 and -0- shares outstanding at September 30, 2013 and December 31, 2012, respectively	-	-
Common stock, $0.01 par value; 75,000,000 shares authorized; 13,740,629 and 8,437,267 shares issued at September 30, 2013 and December 31, 2012 and 13,604,975 and 8,289,507 shares outstanding at September 30, 2013 and December 31, 2012, respectively	137,406	84,373
Additional paid-in capital	197,082,448	170,957,891
Accumulated other comprehensive loss	(305,831)	(126,607)
Accumulated deficit	(165,302,674)	(156,263,288)
Subtotal	31,611,349	14,652,369
Treasury stock, at cost (135,654 and 147,760 shares at September 30, 2013 and December 31, 2012, respectively)	(2,469,875)	(2,690,511)
Total stockholders' equity	29,141,474	11,961,858

Total liabilities and stockholders' equity	$47,431,754	$25,358,918

See accompanying notes to the financial statements.

CELSION CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Licensing revenue	$125,000	─	$375,000	─

Operating expenses:
Research and development	2,269,228	3,539,309	7,494,981	12,344,559
General and administrative	1,389,539	1,420,258	5,028,988	4,586,005
Total operating expenses	3,658,767	4,959,567	12,523,969	16,930,564

Loss from operations	(3,533,767)	(4,959,567)	(12,148,969)	(16,930,564)

Other income (expense):
(Loss) gain from change in valuation of common stock warrant liability	(518,843)	(881,127)	8,141,574	(1,250,850)
Investment income (loss), net	144,532	(5,581)	228,227	61,828
Interest expense	(162,774)	(171,720)	(519,913)	(187,995)
Other expense	(669)	─	(2,530)	(1,040)
Total other income (expense), net	(537,754)	(1,058,428)	7,847,358	(1,378,057)

Net loss	(4,071,521)	(6,017,995)	(4,301,611)	(18,308,621)

Non-cash deemed dividend from beneficial conversion feature on convertible preferred stock	─	─	(4,601,410)	─

Net loss attributable to common shareholders	$(4,071,521)	$(6,017,995)	$(8,903,021)	$(18,308,621)

Net loss attributable to common shareholders per common share – basic and diluted	$(0.30)	$(0.80)	$(0.76)	$(2.47)

Weighted average shares outstanding – basic and diluted	13,601,800	7,475,958	11,755,611	7,425,072

  See accompanying notes to the financial statements.

CELSION CORPORATION

 STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net loss	$(4,071,521)	$(6,017,995)	$(4,301,611)	$(18,308,621)

Changes in:
Realized loss on investment securities recognized in investment income, net	108,718	(76,146)	299,401	121,030
Unrealized loss on investment securities	(200,708)	260,440	(478,625)	24,364
Other comprehensive (loss) income	(91,990)	184,294	(179,224)	145,394
Total comprehensive loss	$(4,163,511)	$(5,833,701)	$(4,480,835)	$(18,163,227)

See accompanying notes to the financial statements.

  CELSION CORPORATION

 STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(4,301,611)	$(18,308,621)
Non-cash items included in net loss:
Depreciation and amortization	230,625	161,865
Change in fair value of common stock warrant liability	(8,141,574)	1,250,850
Deferred revenue	(375,000)	─
Stock-based compensation	995,950	850,990
Treasury shares issued for services and 401(k) matching contribution	84,271	94,189
Change in deferred rent liability	(13,752)	59,085
Deferred finance charges	98,817	21,607
Cash received for non-refundable research and development fee	5,000,000	─
Net changes in:
Prepaid expenses and other current assets	(29,469)	(11,710)
Accounts payable	(90,768)	(967,967)
Accrued liabilities	184,033	683,575
Net cash used in operating activities:	(6,358,478)	(16,166,137)

Cash flows from investing activities:
Purchases of investment securities	(42,584,990)	(16,213,657)
Proceeds from sale and maturity of investment securities	18,219,375	12,287,030
Refund of deposit for letter of credit	50,000	-
Purchases of property and equipment	(57,494)	(381,110)
Net cash used in investing activities	(24,373,109)	(4,307,737)

Cash flows from financing activities:
Proceeds from sale of preferred stock, net of issuance costs	13,616,442	─
Proceeds from sale of common stock equity, net of issuance costs	15,628,099	─
Proceeds from exercise of common stock warrants	261,944	3,823,690
Proceeds from exercise of options to purchase common stock	184,047	104,538
Proceeds from note payable	─	4,814,398
Principal payments on notes payable	(780,021)	(96,270)
Net cash provided by financing activities	28,910,511	8,646,356

Decrease in cash and cash equivalents	(1,821,076)	(11,827,518)
Cash and cash equivalents at beginning of period	14,991,488	20,145,854
Cash and cash equivalents at end of period	$13,170,412	$8,318,336

Supplemental disclosures of cash flow information:
Interest paid	$390,668	$187,995

See accompanying notes to the financial statements.

CELSION CORPORATION

 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 18, 2013 and our Amendment No. 1 to the Annual Report on Form 10-K/A filed on April 30, 2013 with the Securities and Exchange Commission.

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amount reported in the Company’s financial statements and accompanying notes.  Actual results could differ materially from those estimates.

Events and conditions arising subsequent to the most recent balance sheet date have been evaluated for their possible impact on the financial statements and accompanying notes.  On October 28, 2013, the Company effected a reverse stock split of the Company's common stock such that each 4.5 shares of issued common stock were reclassified into one share of common stock. All common stock share and per-share amounts for all periods presented in these financial statements have been adjusted to retroactively reflect the reverse stock split.

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

In February 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income , a new standard to improve the reporting of reclassifications out of accumulated other comprehensive income. The new standard requires the disclosure of significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The standard is effective prospectively for interim and annual periods beginning after December 15, 2012.  The adoption of this guidance did not have a material effect on the financial statements on January 1, 2013, the date adopted.

Note 4.   Net Loss per Common Share

Basic earnings per share is calculated based upon the net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of preferred stock, options and warrants and their equivalents are computed using the treasury stock method.

On October 28, 2013, the Company announced that it effected a 1-for-4.5 reverse stock split of its common stock which was made effective for trading purposes as of the commencement of trading on October 29, 2013. Immediately prior to the reverse stock split, the Company had 61,226,873 shares of common stock outstanding which consolidated into 13,604,975 shares of the Company’s common stock. In accordance with Accounting Standards Update (ASU) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash, the changes in the Company’s common stock as a result of the reverse stock split require the per share components of the current and prior period financial statements presented be based on the new number of shares. Therefore, net loss per common share for the three and nine months ended September 30, 2013 and 2012 reflect post reverse stock split shares.

For the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, diluted loss per common share was the same as basic loss per common share as all options and warrants that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. The total number of shares of common stock issuable upon exercise of warrants and equity awards for the three and nine month periods ended September 30, 2013 and 2012 affected for the October 28, 2013 reverse stock split were 3,939,484 and 3,031,868, respectively.

Note 5.   Investment Securities - Available For Sale

Investment securities available for sale of $32,038,638 and $8,037,620 as of September 30, 2013 and December 31, 2012, respectively, consist of commercial paper and corporate debt securities.  They are valued at fair value, with unrealized gains and losses reported as a separate component of Stockholders’ Equity in Accumulated Other Comprehensive Loss.

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

A summary of the cost, fair value and bond maturities of the Company’s investment securities is as follows:

	September 30, 2013		December 31, 2012
	Cost	Fair Value	Cost	Fair Value
Corporate bond maturities
Within 3 months	$19,170,591	$19,015,521	$3,053,740	$3,002,350
Between 3-12 months	13,173,878	13,023,117	5,110,487	5,035,270
Total	$32,344,469	$32,038,638	$8,164,227	$8,037,620

The following table shows the Company’s investment securities with unrealized holding gains and losses and their fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012.  The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	September 30, 2013		December 31, 2012
Description of Securities	Fair Value	Unrealized Holding Gains (Losses)	Fair Value	Unrealized Holding Gains (Losses)

Available for Sale (all unrealized holding gains and losses are less than 12 months at date of measurement)
Bonds – corporate issuances with unrealized gains	$3,499,580	$1,858	$998,330	$1,063
Bonds – corporate issuances with unrealized losses	28,539,058	(307,689)	7,039,290	(127,670)
Bonds – corporate issuances	$32,038,638	$(305,831)	$8,037,620	$(126,607)

Investment income which includes interest and dividends and gross realized gains and losses on sales of available for sale securities, is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description of Securities	2013	2012	2013	2012

Interest and dividend income	$253,250	$115,449	$527,628	$380,034
Realized losses	(108,718)	(121,030)	(299,401)	(318,206)
	$144,532	$(5,581)	$228,227	$61,828

The following table presents the changes in each component of accumulated other comprehensive loss for the first nine months of 2013.

Accumulated Other Comprehensive Loss
Balance at January 1, 2013	$(126,607)

Other comprehensive loss before reclassifications	(478,625)
Realized loss reclassified from other accumulated comprehensive loss	299,401
Net other comprehensive loss, net	(179,224)

Balance at September 30, 2013	$(305,831)

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

The following table presents information about assets and liabilities recorded at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 on the Company’s Balance Sheet:

	Total Fair Value on the Balance Sheet	Quoted Prices In Active Markets For Identical Assets /Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
As of September 30, 2013
Short-term investments available for sale Bonds – corporate issuances	$32,038,638		$32,038,638	$	─	$	─

As of December 31, 2012
Short-term investments available for sale Bonds – corporate issuances	$8,037,620		$8,037,620	$	─	$	─

Liabilities:
As of September 30, 2013
Common stock warrant liability	$5,252,660	$	─	$	─		$5,252,660

As of December 31, 2012
Common stock warrant liability	$4,283,932	$	─	$	─		$4,283,932

There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the nine month period ended September 30, 2013.

Note 7.  Other Accrued Liabilities

Accrued liabilities at September 30, 2013 and December 31, 2012 include the following:

	September 30, 2013	December 31, 2012
Amounts due to contract research organizations and other contractual agreements	$1,124,285	$827,989
Accrued payroll and related benefits	145,231	338,365
Accrued professional fees	49,500	37,400
Accrued interest on notes payable	41,759	─
Other	33,345	51,225
Total	$1,394,120	$1,254,979

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

The Term A Loan bears interest at a fixed rate of 11.75%. However, for the period extending from inception through May 1, 2013 for the Term A Loan, the Company was required to make interest payments only. The Company was also obligated to pay other customary facility fees for a credit facility of this size and type.

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

As a fee in connection with the Credit Agreement, the Company issued warrants to Horizon and Oxford (the “Warrants”) to purchase the number of shares of the Company’s common stock equal to 3% of each loan amount divided by the exercise price, which was calculated as the average NASDAQ closing price of the Company’s common stock for the three days prior to the funding of the loan amount ($13.14 per share for the Term A Loan).  This resulted in 11,416 warrant shares issued in connection with the Term A Loan.  The Warrants issued in connection with the Term A Loan are immediately exercisable for cash or by net exercise and will expire seven years after their issuance, which is June 27, 2019.

The Company valued the Warrants using the Black-Scholes option pricing model and recorded $73,654 as deferred financing fees.  In calculating the value of the warrants, the Company assumed a volatility rate of 74.3%, risk free interest rate of 1.10%, an expected life of 3.5 years, a stock price equal to the closing price on the date of the Warrant and no expected forfeitures nor dividends.

In connection with the Credit Agreement, the Company incurred cash and other expenses of $291,369 which were recorded as deferred financing fees.  These deferred financing fees are being amortized as interest expense over the life of the loan.  For the first nine months of 2013, $98,817 in deferred financing fees was amortized as interest expense.  Also, the Company paid $384,607 in interest expense on the Credit Agreement during this same period.

Following is a schedule of future principal payments due on the Credit Agreement:

Credit Agreement
For the year ending September 30:
2014	$1,917,808
2015	2,155,690
2016	191,278
$4,264,776

In November 2011, the Company financed $144,448 of lab equipment through a capital lease.  This lease obligation has thirty monthly payments of $5,651 through February 2014.  During the first nine months of 2013, the Company made principal and interest payments totaling $50,863.  The outstanding lease obligation is $26,800 as of September 30, 2013.

Note 9. Stockholders’ Equity

During the first nine months of 2013, we received approximately $0.4 million of gross proceeds from the exercise of warrants and stock options to purchase approximately 137,032 shares of the Company’s common stock.

Controlled Equity Offering

On February 1, 2013, the Company entered into a Controlled Equity Offering SM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which Celsion may offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (the “ATM Shares”) pursuant to the Company’s previously filed and effective Registration Statement on Form S-3. Under the ATM Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the our common stock or to or through a market maker.  From February 1, 2013 through February 25, 2013, the Company sold and issued an aggregate of 1,195,927 shares of common stock under the ATM Agreement, receiving approximately $6.8 million in net proceeds.

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

The ATM Agreement will terminate upon the earlier of (i) the sale of ATM Shares under the ATM Agreement having an aggregate offering price of $25 million and (ii) the termination of the ATM Agreement by Cantor or the Company. The ATM Agreement may be terminated by Cantor or the Company at any time upon 10 days' notice to the other party, or by Cantor at any time in certain circumstances, including the occurrence of a material adverse change in the Company.  The Company pays Cantor a commission of 3.0% of the aggregate gross proceeds from each sale of ATM Shares and has agreed to provide Cantor with customary indemnification and contribution rights. The Company also reimbursed Cantor for legal fees and disbursements, of $50,000, in connection with entering into the ATM Agreement. In connection with the February 2013 Preferred Stock Offering in February 2013 discussed below, the Company agreed to not sell any ATM Shares for a period of one year from February 26, 2013. In connection with the Common Stock Offering below, the Company agreed to not sell any ATM Shares until June 3, 2013.

February 2013 Preferred Stock Offering

On February 22, 2013, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company sold, in a registered offering, an aggregate of 15,000.00422 shares of its Series A 0% convertible preferred stock and the warrants to purchase shares of its common stock, for an aggregate purchase price of approximately $15.0 million (the February 2013 Preferred Stock Offering).  The closing of the February 2013 Preferred Stock Offering occurred on February 26, 2013, in which the Company received approximately $15.0 million in gross proceeds.  Subject to certain ownership limitations, shares of Series A 0% convertible preferred stock are convertible, at the option of the holder thereof, into an aggregate of up to 2,682,764 shares of common stock, and the warrants are exercisable to purchase an aggregate of up to 1,341,382 shares of common stock. Each warrant has an exercise price of $5.31 per share, equal to the closing bid price of common stock on February 21, 2013. The warrants are immediately exercisable and expire five years after the date of issuance.

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

As of September 30, 2013, all 2,682,764 shares of common stock in the aggregate were issued upon conversion of all 15,000.00422 shares of the Series A 0% convertible preferred stock.

The Common Stock Offering

On May 30, 2013, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company sold, in a registered offering, an aggregate of 1,392,109 shares of its common stock for an aggregate purchase price of approximately $9.8 million (the “Common Stock Offering”). The closing of the Common Stock Offering occurred on June 3, 2013. The issuance of common stock in the Common Stock Offering was made pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-183286), the base prospectus dated September 14, 2012 filed as part of such Registration Statement, and the prospectus supplement filed with the Securities and Exchange Commission on June 3, 2013. The Securities Purchase Agreement also contained representations, warranties, indemnification and other provisions customary for transactions of this nature.

Prior to the closing of the Common Stock Offering, there were an insufficient number of authorized shares to complete the transaction.  The investors in the Common Stock Offering also held warrants to purchase common stock of the Company which were issued in connection with previous offerings. Concurrent with the closing of the Common Stock Offering, the institutional investors agreed to waive their rights to exercise these warrants to purchase 1,398,816 shares of common stock of the Company (the “Waived Warrants”) until the Company has obtained stockholders’ approval to increase the number of its authorized shares of common stock in conjunction with the proposed reverse stock split of its outstanding shares of common stock. At the Company’s 2013 Annual Meeting of Stockholders held on July 19, 2013, the Company’s stockholders voted to approve the proposal to grant discretionary authority to the Board of Directors to amend the Certificate of Incorporation of the Company, as amended, to effect, at any time on or prior to the date of the 2014 Annual Meeting of Stockholders, a reverse stock split at an exchange ratio within the specified range and to set the number of authorized shares effective immediately after the reverse stock split at 75 million shares. On October 28, 2013, the Company announced that it effected a 1-for-4.5 reverse stock split of its common stock. See Reverse Stock Split below for further information.

Prior to the closing of the Common Stock Offering, the warrants described above were originally recorded as equity at the fair value on the date of issuance.  In accordance with ASC 815-40, Derivative Instruments and Hedging - Contracts in Entity’s Own Equity, the Waived Warrants are required to be liability classified immediately after the closing of the Common Stock Offering on June 3, 2013 because there were an insufficient number of common shares authorized to permit the full exercise of the warrants.  Therefore, the Company has reclassified the fair value of the Waived Warrants totaling approximately $9.1 million from equity to a liability as of June 3, 2013.  The Waived Warrants are required to be recorded at fair value at each balance sheet date with changes in fair value recorded in earnings until such time as there are a sufficient number of common shares authorized to permit the full exercise of the warrants (see Note 11).   In connection with the Reverse Stock Split as more fully described below, these warrants will be revalued as of October 28, 2013 and reclassified from liabilities to equity.

Following is a summary list of the Waived Warrants:

Shares of common stock associated with the Waived Warrants	Expiration Date of Waived Warrants	Strike Price	Per Share Fair Value on June 3, 2013
1,323,496	2/26/2018	$5.31	$6.60
31,243	7/25/2016	$18.99	$4.41
12,628	7/6/2016	$14.09	$4.81
31,448	11/25/2017	$12.47	$5.56

Assumptions used in the June 3, 2013 valuation of the Waived Warrants associated with the Common Stock Offering are as follows:

Risk-free interest rate	0.50	-	1.03%
Expected volatility	102.9	-	110.9%
Expected life (in years)	3.1	-	4.7
Expected forfeiture rate			0.0%
Expected dividend yield			0.00%

January 2011 Preferred Stock Offering

The Company has reassessed the application of ASC 470-20, Debt with Conversion and Other Options as it relates to the 8% Series A Redeemable Convertible Preferred Stock Offering completed in January 2011 (the January 2011 Preferred Offering). The Company received gross proceeds from the January 2011 Preferred Offering of approximately $5.1 million in which it sold 5,000 shares of 8% redeemable convertible preferred stock with a stated value of $1,000 per share, each share convertible into 92.5926 shares of common stock, and warrants to purchase up to approximately 463,000 shares of common stock. All 5,000 shares of preferred stock sold in the January 2011 Preferred Offering were subsequently converted into the stated number of common stock shares as of August 2011. ASC 470-20 requires the Company to value the preferred stock and common stock warrants, any resulting beneficial conversion feature(s) resulting from the valuation of these securities and to determine and record the value of each of these securities or conversion feature as debt or equity based on the interpretation and application of ASC 470-20.

The Company allocated the proceeds of the Offering between the redeemable preferred stock and the warrants based on fair value and correctly recorded the redeemable preferred stock as a liability (debt), but did not consider the embedded beneficial conversion feature (BCF) associated with the redeemable preferred stock. ASC 470-20 required the Company to record a BCF of approximately $5 million at the time of issuance of the $5 million convertible Preferred Stock offering and to amortize the BCF as non-cash interest expense over the conversion period. Since all 462,960 shares were converted by August 8, 2011, the entire $5 million of BCF should have been amortized as interest expense during 2011. As a result, the Company’s interest expense and net loss were understated by $5 million. The error had no effect on cash, cash flows or total shareholders’ equity during 2011 and had no effect on cash, cash flows, net income or total shareholders’ equity for any subsequent periods. After considering the quantitative and qualitative effects of the errors to the 2011 annual financial statements, as well as the quarterly period financial statements within 2011, in the opinion of management the error is not material to assessing the financial condition or operations of the Company. The Company has adjusted additional paid-in capital and a corresponding offset to retained earnings on the September 30, 2013 and December 31, 2012 balance sheets to reflect this adjustment.

Reverse Stock Split

On October 28, 2013, the Company announced that it effected a 1-for-4.5 reverse stock split of its common stock which was made effective for trading purposes as of the commencement of trading on October 29, 2013. As of that date, each 9 shares of issued and outstanding common stock and equivalents will be consolidated into 2 shares of common stock. In addition, at the market open on October 29, 2013, the Company’s common stock started trading under a new CUSIP number 15117N404 although the Company’s ticker symbol, CLSN, remained unchanged.

The reverse stock split was previously approved by the Company’s stockholders at the 2013 Annual Meeting held on July 19, 2013, and the Company subsequently filed a Certificate of Amendment to its Certificate of Incorporation to effect the stock consolidation. The primary reasons for the reverse stock split and the amendment are:

●	To increase the market price of the Company’s common stock making it more attractive to a broader range of institutional and other investors,
●

To provide the Company with additional capital resources and flexibility sufficient to execute its business plans including the establishment of strategic relationships with other companies and to ensure its ability to raise additional capital as necessary, and

●	As previously announced, to facilitate expanding the Company’s business or product lines through potential acquisitions.

Immediately prior to the reverse stock split, the Company had 61,226,873 shares of common stock outstanding which consolidated into 13,604,975 shares of the Company’s common stock. No fractional shares were issued in connection with the reverse stock split. Holders of fractional shares have been paid out in cash for the fractional portion with the Company’s overall exposure for such payouts consisting of a nominal amount. The number of outstanding options and warrants were adjusted accordingly, with outstanding options being reduced from approximately 3.9 million to approximately 0.9 million and outstanding warrants being reduced from approximately 13.8 million to approximately 3.1 million.

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

In 2007, the Company adopted the Celsion Corporation 2007 Stock Incentive Plan (the “2007 Plan”) under which 222,222 shares were authorized for issuance. The purpose of the 2007 Plan is to promote the long-term growth and profitability of the Company by providing incentives to improve stockholder value and enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility.  The 2007 Plan permits the granting of equity awards in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, and performance awards, or in any combination of the foregoing.  At the Annual Meetings of Stockholders of Celsion held on June 25, 2010 and June 7, 2012, the stockholders approved amendments to the Plan.  The only material difference between the original Plan and the amended Plan was the number of shares of common stock available for issuance under the amended Plan which was increased by 222,222 to a total of 444,444 shares in 2010 and by 500,000 to a total of 944,444 shares in 2012.

Prior to the  adoption of the 2007 Plan, the Company adopted two stock plans for directors, officers and employees (one in 2001 and another in 2004) under which 148,148 shares were reserved for future issuance under each of these plans.  As these plans have been superseded by the 2007 Plan, any options previously granted which expire, forfeit, or cancel under these plans will be rolled into the 2007 Plan.

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

The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Nine Months Ended September 30,
	2013			2012
Risk-free interest rate	0.85	-	1.19%	1.60	-	2.97%
Expected volatility	83.41	-	97.83%	80.2	-	82.3%
Expected life (in years)	5.25	-	6.0	5.00	-	6.25
Expected forfeiture rate	5.0	-	7.5%	0.0	-	7.5%
Expected dividend yield			0.0%			0.0%

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

A summary of the Company’s stock option and restricted stock awards for the nine month period ended September 30, 2013 is as follows:

	Stock Options		Restricted Stock Awards		Weighted
Equity Awards	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Average Contractual Terms of Equity Awards (in years)
Equity awards outstanding at December 31, 2012	725,529	$14.63	4,296	$14.40
Equity awards granted	187,777	$4.41	111	$5.36
Equity awards exercised	(12,429)	$15.71	(444)	$8.42
Equity awards forfeited, cancelled or expired	(35,268)	$17.10	(926)	$18.59
Equity awards outstanding at September 30, 2013	865,609	$12.29	3,037	$13.64	6.6
Aggregate intrinsic value of outstanding awards September 30, 2013	$136,533		$15,717
Equity awards exercisable at September 30, 2013	599,000	$14.31			5.7
Aggregate intrinsic value of awards exercisable at September 30, 2013	$45,009

The outstanding stock options and restricted stock awards in the schedule above are effected for the reverse stock split made effective on October 28, 2013 as more fully described in Note 9.

Total compensation cost related to employee stock options and restricted stock awards amounted to $261,277 and $276,107 for the three months ended September 30, 2013 and 2012, respectively. Total compensation cost related to employee stock options and restricted stock awards amounted to $995,950 and $850,990 for the nine months ended September 30, 2013 and 2012, respectively. No compensation cost related to share-based payments arrangements was capitalized as part of the cost of any asset as of September 30, 2013 and 2012.

As of September 30, 2013, there was $1.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.5 years. The weighted average grant-date fair value was $4.41 and $6.66 per share for the options granted during the nine months ended September 30, 2013 and 2012, respectively.  The weighted average grant-date fair value was $5.36 and $9.45 for the restricted stock awards granted during the nine months ended September 30, 2013 and 2012, respectively.  The Company granted 111 restricted stock awards during the first nine months of 2013.

During the first nine months of 2013, the Company received gross proceeds of approximately $0.2 million from the exercise of options to purchase 12,429 shares of common stock. Collectively, for all the stock option plans as of September 30, 2013, there were a total of 1,195,612 shares reserved, which were comprised of 868,646 equity awards granted and 326,966 equity awards available for future issuance.

 Note 11. Warrants

Common Stock Warrants

Following is a summary of all warrant activity for the first nine months of 2013:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price
Warrants outstanding at December 31, 2012	1,747,478	$15.17

Warrants granted in connection with the Preferred Stock Offering, as more fully described in Note 9	1,341,382	$5.31

Warrants exercised for common stock	(15,833)	14.63

Warrants outstanding at September 30, 2013	3,073,027	$10.89

Aggregate intrinsic value of outstanding warrants at September 30, 2013	$-

Weighted average remaining contractual terms (in years)	3.7

The outstanding warrants in the schedule above are effected for the reverse stock split made effective on October 28, 2013 as more fully described in Note 9.

During the first nine months of 2013, the Company received gross proceeds of approximately $0.2 million from the exercise of warrants to purchase 15,833 shares of common stock.

Common Stock Warrant Liability

In September 2009, the Company closed a registered direct offering with a select group of institutional investors that raised gross proceeds of $7.1 million and net proceeds of $6.3 million.  In connection with this registered direct offering, the Company issued 448,478 shares of its common stock and warrants to purchase 224,239 shares of common stock. The warrants have an exercise price of $23.58 per share and are exercisable at any time on or after the six month anniversary of the date of issuance and on or prior to 66 months after the date of issuance.  Under the terms of the warrants, upon certain transactions, including a merger, tender offer or sale of all or substantially all of the assets of the Company, each warrant holder may elect to receive a cash payment in exchange for the warrant, in an amount determined by application of the Black-Scholes option valuation model. Accordingly, pursuant to ASC 815.40, Derivative Instruments and Hedging - Contracts in Entity’s Own Equity, the warrants are recorded as a liability and then marked to market each period through the Statement of Operations in other income or expense. At the end of each subsequent quarter, the Company will revalue the fair value of the warrants and the change in fair value will be recorded as a change to the warrant liability and the difference will be recorded through the Statement of Operations in other income or expense.

As more fully described in Note 9, concurrent with the closing of the Common Stock Offering, the investors in this offering agreed to waive their rights to exercise the Waived Warrants to purchase 1,398,816 shares of common stock of the Company until the Company has obtained stockholders’ approval of increasing the number of its authorized shares of common stock in conjunction with the proposed reverse stock split of its outstanding shares of common stock. In accordance with ASC 815-40, Derivative Instruments and Hedging - Contracts in Entity’s Own Equity, the Waived Warrants were required to be classified as liabilities immediately after the closing of the Common Stock Offering on June 3, 2013 because there were an insufficient number of common shares authorized to permit the full exercise of the Waived Warrants if they were exercised.  Therefore, the Company has reclassified the fair value of the Waived Warrants totaling approximately $9.1 million from equity to a liability as of June 3, 2013.  The Waived Warrants were required to be recorded at fair value at each balance sheet date with changes in fair value recorded in earnings until such time as there are a sufficient number of common shares authorized to permit the full exercise of the warrants.

 The fair value of the warrants at September 30, 2013 and December 31, 2012 was $5,252,660 and $4,283,932, respectively, calculated using the Black-Scholes option-pricing model with the following ranges of assumptions:

	September 30, 2013			December 31, 2012
Risk-free interest rate	0.33	-	1.39%	0.73%
Expected volatility	60.0	-	111.26%	92.0%
Expected life (in years)	1.5	-	4.4	1.13
Expected forfeiture rate			0.0%	0.0%
Expected dividend yield			0.0%	0.0%

In connection with the Common Stock Offering, the Company recorded an additional warrant liability of $9.1 million immediately after the closing of the Common Stock Offering on June 3, 2013. As a result of this change in the warrant liability in the aggregate at September 30, 2013, the Company recorded a non-cash benefit of $8.1 million in the nine months ended September 30, 2013. The following is a summary of the changes in the common stock warrant liability for the nine months ended September 30, 2013:

Beginning balance as of January 1, 2013	$4,283,932
Warrant liability classification (see Note 9)	9,110,302
Gain from the adjustment for the change in fair value included in net income	(8,141,574)
Ending balance as of September 30, 2013	$5,252,660

In connection with the Reverse Stock Split as more fully described in Note 9, these warrants will be revalued as of October 28, 2013 and be reclassified from liabilities to equity.

Note 12. Contingent Liabilities and Commitments

In July 2011, the Company, as a tenant, and a landlord executed a lease (the “Lease”) for a 10,870 square foot premises located in Lawrenceville, New Jersey.  In October 2011, the Company relocated its offices to Lawrenceville, New Jersey from Columbia, Maryland.  The lease has a term of 66 months and provides for 6 months of free rent; with the first monthly rent payment of approximately $23,000 paid in April 2012.  Also, as required by the Lease, the Company provided Brandywine with an irrevocable and unconditional standby letter of credit for $250,000, which the Company secured with an escrow deposit at its banking institution of this same amount.  The standby letter of credit will be reduced by $50,000 on each of the 19th, 31st and 43rd months from the initial term, with the remaining $100,000 amount remaining until the Lease Term has expired. In connection with the $50,000 reduction of the standby letter of credit in April 2013, the Company reduced the escrow deposit by $50,000.

Note 13. Technology Development and Licensing Agreements

On May 7, 2012 the Company entered into a long term commercial supply agreement with Zhejiang Hisun Pharmaceutical Co. Ltd. (Hisun) for the production of ThermoDox® in the China territory.  In accordance with the terms of the agreement, Hisun will be responsible for providing all of the technical and regulatory support services, including the costs of all technical transfer, registration and bioequivalence studies, technical transfer costs, Celsion consultative support costs and the purchase of any necessary equipment and additional facility costs necessary to support capacity requirements for the manufacture of ThermoDox®.  Celsion will repay Hisun for the aggregate amount of these development costs and fees commencing on the successful completion of three registration batches of ThermoDox®.  Hisun is also obligated to certain performance requirements under the agreement.  The agreement will initially be limited to a percentage of the production requirements of ThermoDox® in the China territory with Hisun retaining an option for additional global supply after local regulatory approval in the China territory.  In addition, Hisun will collaborate with Celsion around the regulatory approval activities for ThermoDox® with the China State Food and Drug Administration (SFDA).  As of September 30, 2013, the Company has incurred approximately $371,000 in costs to be reimbursed to Hisun.

 On January 18, 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable research and development fee of $5 million to support our development of ThermoDox® in mainland China, Hong Kong and Macau (the China territory).  Following our announcement on January 31, 2013 that the HEAT study failed to meet its primary endpoint, Celsion and Hisun have agreed that the Technology Development Contract entered into on January 18, 2013 will remain in effect while the parties continue to collaborate and are evaluating the next steps in relation to ThermoDox®, which include the sub-group analysis of patients in the Phase III HEAT Study for the hepatocellular carcinoma clinical indication and other activities to further the development of ThermoDox® for the Greater China market.  The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will continue to be amortized over the 10 year term of the agreement, until such time as the parties find a mutually acceptable path forward on the development of Thermodox based on findings of the ongoing post-study analysis of the HEAT Study data.

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

On January 31, 2013, we announced that ThermoDox® in combination with radio frequency ablation did not meet the primary endpoint of the HEAT study in patients with hepatocellular carcinoma, also known as primary liver cancer. Specifically, we determined, after conferring with the HEAT study independent Data Monitoring Committee, that the HEAT study did not meet the goal of demonstrating persuasive evidence of clinical effectiveness that could form the basis for regulatory approval in the population chosen for the HEAT study. In the trial, ThermoDox® was well-tolerated with no unexpected serious adverse events. We have conducted a comprehensive analysis of the data from the HEAT study to assess the future strategic value of ThermoDox®. As part of this analysis, we are also assessing our product pipeline and research and development priorities. In April 2013, we announced the deferral of expenses associated with the Company’s Phase II study of ThermoDox ® in combination with RFA for the treatment of colorectal liver metastases (The ABLATE Study) until such time as the Company finalizes its plans for the continuation of its development program with ThermoDox® in HCC.

In October 2013, the Company announced that the latest overall survival data from its post-hoc analysis of results from the Phase III HEAT Study supports continued clinical development through a prospective pivotal Phase III Study. Celsion expects to submit its proposed pivotal Phase III clinical protocol for FDA review in the fourth quarter of 2013 and anticipates initiating a multicenter global trial in the first half of 2014. The data from the HEAT Study post-hoc analysis suggests that ThermoDox® may markedly improve overall survival, when compared to the control group, in patients if their tumors undergo optimal RFA treatment. This post-hoc analysis followed the announcement on January 31, 2013, that ThermoDox® in combination with radiofrequency ablation (RFA) did not meet the Study's primary endpoint, progression-free survival (PFS).  The Company continues to follow patients in the Study to the secondary endpoint, overall survival (OS). Data from three OS sweeps have been conducted since the top line PFS data was announced in January 2013, with each showing progressive improvement in statistical significance. Emerging data from the HEAT Study post-hoc analysis has been presented at three scientific and medical conferences in 2013 by key HEAT Study investigators and leading liver cancer experts. The presentations include:

●	World Conference on Interventional Oncology in May 2013

●	European Conference on Interventional Oncology in June 2013

●	International Liver Cancer Association Annual Conference in September 2013

These post-hoc findings apply to all single HCC lesions from both size cohorts of the HEAT Study (3-5 cm and 5-7 cm) and represent a subgroup of 285 patients (41% of the patients in the HEAT Study). Updated OS data from this subgroup of patients is summarized below:

●

In the patient subgroup treated in the ThermoDox® arm whose RFA procedure lasted longer than 45 minutes (285 patients or 63% of single lesion patients) clinical results indicate an improvement in overall survival with a Hazard Ratio of 0.63 (95% CI 0.393 – 1.011) and a P-value = 0.056. The median in this subgroup has not been reached.

●

In contrast, the patient subgroup treated with ThermoDox® whose RFA procedure lasted less than 45 minutes in duration (167 patients or 37% of single lesion patients) demonstrated a Hazard Ratio of 1.14 (95% CI 0.737 – 1.776) and a P-value = 0.547. The median in this subgroup has not been reached.

●

The Hazard Ratios reported above, while more than sufficient to support additional clinical development, should be viewed with caution since they are not statistically significant and the HEAT Study has not reached its median for overall survival analysis. Celsion continues to follow all patients in the HEAT Study to the secondary endpoint, overall survival, and will update the subgroup analysis based on RFA heating duration.

The Company also completed computer modeling with supplementary preclinical animal studies supporting the relationship between heating duration and clinical outcomes.

In April 2013, the Company engaged Cantor Fitzgerald & Co. to conduct a comprehensive review of merger and acquisition opportunities with the goal of identifying novel products with high potential, or companies, for Celsion to acquire.  Strategic alternatives the Company may pursue could include, but are not limited to, continuing its current operating plan, partnering or other collaboration agreements, acquisition of another company’s business or assets, or a merger or other strategic transaction.  There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms.  To the extent we are unable to maintain a broad range of product candidates, our dependence on the success of one or a few product candidates would increase and results such as those announced in relation to the HEAT study on January 31, 2013 will have a more significant impact on our financial prospects, financial condition and market value.  As demonstrated by the HEAT Study results in January 2013, drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval. The timing and the outcome of clinical results is extremely difficult to predict. Clinical development successes and failures can have a disproportionate positive or negative impact on our scientific and medical prospects, financial prospects, financial condition and market value.

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

On May 6, 2012, we entered into a long term commercial supply agreement with Zhejiang Hisun Pharmaceutical Co. Ltd. (Hisun) for the production of ThermoDox® in mainland China, Hong Kong and Macau (the China territory). Hisun will be responsible for providing all of the technical and regulatory support services for the manufacture of ThermoDox® in the China territory and we will repay Hisun the related development costs and fees, which we expect to be approximately $2.0 million in total, commencing on the successful completion of three registration batches of ThermoDox®. As of September 30, 2013, the Company has incurred approximately $371,000 in costs to be reimbursed to Hisun.  On January 18, 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable research and development fee of $5.0 million to support our development of ThermoDox® and we will provide research data and other technical support in relation to a regulatory filing by Hisun in the China territory for approval of ThermoDox®.  Following our announcement on January 31, 2013 that the HEAT study failed to meet its primary endpoint, Celsion and Hisun have agreed that the Technology Development Contract entered into on January 18, 2013 will remain in effect while the parties continue to collaborate and are evaluating the next steps in relation to ThermoDox®, which include the sub-group analysis of patients in the Phase III HEAT Study for the hepatocellular carcinoma clinical indication and other activities to further the development of ThermoDox for the China territory.

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

FINANCIAL REVIEW FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Results of Operations

For the three months ended September 30, 2013, our net loss was $4.1 million compared to $6.0 million for the same period of 2012.  For the nine months ended September 30, 2013, our loss was $4.3 million compared to $18.3 million for the same period of 2012. As of September 30, 2013, we had $45.5 million in cash and short-term investments including accrued interest from short term investments.

	Three Months Ended September 30,
	($ amounts in 000’s)		Change Increase (Decrease)
	2013	2012	$	%

Licensing Revenue:	$125	$-	$125	100%

Operating Expenses:
Clinical Research	1,701	2,813	(1,112)	(39.5)%
Chemistry, Manufacturing and Controls	568	726	(158)	(21.8)%
Research and development	2,269	3,539	(1,270)	(35.9)%
General and administrative	1,390	1,420	(30)	(2.1)%
Total operating expenses	3,659	4,959	(1,300)	(26.2)%

Loss from operations	$(3,534)	$(4,959)	$1,425	28.7%

	Nine Months Ended September 30,
	($ amounts in 000’s)		Change Increase (Decrease)
	2013	2012	$	%

Licensing Revenue:	$375	$-	$375	100%

Operating Expenses:
Clinical Research	5,237	9,162	(3,925)	(42.8)%
Chemistry, Manufacturing and Controls	2,258	3,183	(925)	(29.1)%
Research and development	7,495	12,345	(4,850)	(39.3)%
General and administrative	5,029	4,586	443	9.7%
Total operating expenses	12,524	16,931	(4,407)	(26.0)%

Loss from operations	$(12,149)	$(16,931)	$4,782	28.2%

Comparison of the three months ended September 30, 2013 and 2012

Licensing Revenue

On January 18, 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable research and development fee of $5 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will continue to be amortized over the 10 year term of the agreement, therefore we recorded deferred revenue of $125,000 for the three months ended September 30, 2013. We had no licensing revenue in 2012.

Research and Development Expenses

Research and development (R&D) expenses decreased by $1.3 million from $3.5 million in the third quarter of 2012 to $2.3 million in the same period of 2013.  Costs associated with the HEAT Study decreased to $0.8 million in the third quarter of 2013 compared to $1.6 million in the same period of 2012 primarily due to reduced costs associated with the HEAT Study after the data results were announced on January 31, 2013.  Costs associated with our recurrent chest wall breast cancer clinical trial remained relatively unchanged at $0.1 million in the third quarter of 2013 compared to the same period of 2012. Costs associated with our colorectal liver metastases trial were insignificant in the third quarter of 2013 and 2012.  Other R&D costs related to preclinical operations and regulatory operations decreased to $0.5 million in the third quarter of 2013 compared to $0.6 million in the same period of 2012.  Costs associated with the production of ThermoDox® decreased to $0.6 million in the third quarter of 2013 compared to $0.7 million the same period of 2012.

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

General and Administrative Expenses

General and administrative (G&A) expenses were relatively unchanged at $1.4 million in the third quarter of 2013 compared to the same period of 2012.  We expect G&A costs to decrease throughout the remainder of 2013 compared to 2012 as we continue to reduce our operating costs and expenses.

Other Expense and Income and Interest Expense

A warrant liability was incurred as a result of warrants we issued in a public offering in September 2009. In connection with a securities purchase agreement and offering in the second quarter of 2013, the investors in the offering agree to waive their rights to exercise the warrants to purchase 1,398,816 shares of common stock of the Company until the Company had effected a reverse stock split and increased the number of its authorized shares of common stock. During the second quarter of 2013, the Company reclassified the fair value of these warrants totaling $9.1 million from equity to a liability on the date of the closing of the offering (June 3, 2013). Prior to the offering the warrants described above were originally recorded as equity at the fair value on the date of their issuance.  In accordance with ASC 815-40, Derivative Instruments and Hedging - Contracts in Entity’s Own Equity , these warrants are required to be classified as liabilities immediately after the closing of the common stock offering on June 3, 2013 because there were an insufficient number of common shares authorized to permit the full exercise of the warrants if they were exercised.  Therefore, these warrants are required to be recorded at fair value at each balance sheet date with changes in fair value recorded in earnings.

This liability associated with these warrants is calculated at its fair market value using the Black-Scholes option-pricing model and is adjusted at the end of each quarter.  For the third quarter ended September 30, 2013, we recorded a non-cash charge of $0.5 million based on the change in the fair value of the warrants compared to a non-cash charge of $0.9 million in the same period of 2012.

In connection with the credit facility entered into with Oxford Financial LLC and Horizon Technology Finance Corporation during the second quarter of 2012, the Company incurred $0.2 million in interest expense in each of the third quarters of 2013 and 2012.

Comparison of the nine months ended September 30, 2013 and 2012

Licensing Revenue

On January 18, 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable research and development fee of $5 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will continue to be amortized over the 10 year term of the agreement; therefore we recorded deferred revenue of $375,000 for the nine months ended September 30, 2013. We had no licensing revenue in 2012.

Research and Development Expenses

Research and development (R&D) expenses decreased by $4.8 million from $12.3 million in the first nine months of 2012 to $7.5 million in the same period of 2013.  Costs associated with the HEAT Study decreased to $3.0 million in the nine months of 2013 compared to $6.0 million in the same period of 2012 primarily due to reduced costs associated with the HEAT Study when the data results were announced on January 31, 2013.  Costs associated with our recurrent chest wall breast cancer clinical trial remained relatively unchanged at $0.3 million in the first nine months of 2013 compared to the same period of 2012. Costs associated with our colorectal liver metastases trial were insignificant in the first nine months of 2013 compared to $0.2 million in the same period of 2012.  Other R&D costs related to preclinical operations and regulatory operations decreased to $1.0 million in the first nine months of 2013 compared to $1.5 million in the same period of 2012.  Costs associated with the production of ThermoDox® decreased to $2.3 million in the first nine months of 2013 compared to $3.2 million the same period of 2012.

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

General and Administrative Expenses

General and administrative (G&A) expenses increased to $5.0 million in the first nine months of 2013 compared to $4.6 million in the same period of 2012.  This increase is largely the result of an increase in professional fees in the first nine months of 2013 and severance costs ($0.2 million in 2013) related to the April 2013 restructuring program as discussed above compared to the same period of 2012. We expect G&A costs to decrease throughout the remainder of 2013 compared to 2012 as we continue to reduce our operating costs and expenses.

Other Expense and Income and Interest Expense

A warrant liability was incurred as a result of warrants we issued in a public offering in September 2009. In connection with a securities purchase agreement and offering in the second quarter of 2013, the investors in the offering agree to waive their rights to exercise the warrants to purchase 1,398,816 shares of common stock of the Company until the Company had effected a reverse stock split and increased the number of its authorized shares of common stock. During the second quarter of 2013, the Company reclassified the fair value of these warrants totaling $9.1 million from equity to a liability on the date of the closing of the offering (June 3, 2013). Prior to the offering the warrants described above were originally recorded as equity at the fair value on the date of their issuance.  In accordance with ASC 815-40, Derivative Instruments and Hedging - Contracts in Entity’s Own Equity , these warrants are required to be classified as liabilities immediately after the closing of the common stock offering on June 3, 2013 because there were an insufficient number of common shares authorized to permit the full exercise of the warrants if they were exercised.  Therefore, these warrants are required to be recorded at fair value at each balance sheet date with changes in fair value recorded in earnings.

This liability associated with these warrants is calculated at its fair market value using the Black-Scholes option-pricing model and is adjusted at the end of each quarter.  For the nine months ended September 30, 2013, we recorded a non-cash benefit of $8.1 million based on the change in the fair value of the warrants compared to a non-cash charge of $1.3 million in the same period of 2012.

In connection with the credit facility entered into with Oxford Financial LLC and Horizon Technology Finance Corporation during the second quarter of 2012, the Company incurred $0.5 million in interest expense in the first nine months of 2013 compared to $0.2 million in the same period of 2012.

Financial Condition, Liquidity and Capital Resources

Since inception, excluding the net aggregate payments received from Boston Scientific of $43 million through the divestiture of our medical device business in 2007 (which we received in installments of $13 million in 2007 and $15 million in each of 2008 and 2009), we have incurred significant losses and negative cash flows from operations.  We have financed our operations primarily through the net proceeds we received in this divesture, subsequent sales of equity, credit facilities and amounts received under our product licensing agreement with Yakult and our technology agreement with Hisun. The process of developing and commercializing ThermoDox® requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts.  We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future.  Our expenses have significantly and regularly exceeded our revenues, and we had an accumulated deficit of $165 million at September 30, 2013.

As of September 30, 2013, we had total current assets of $46.1 million (including cash, short term investments and related accrued interest on the short term investments of $45.5 million) and current liabilities of $6.1 million, resulting in working capital of $40.0 million.  At December 31, 2012, we had total current assets of $23.6 million (including cash and short term investments and related accrued interest on the short term investments of $23.1 million) and current liabilities of $5.0 million, resulting in working capital of $18.6 million.

Net cash used in operating activities for the first nine months of 2013 was $6.4 million.  Our net loss for the first nine months of 2013 included $1.0 million in non-cash stock-based compensation expense and $8.1 million in non-cash benefit based on the change in the common stock warrant liability.

Net cash provided by financing activities was $28.9 million during the first nine months of 2013 which consisted of approximately $6.7 million of net proceeds from sale of 1,195,927 shares of the Company’s common stock in connection with the  ATM Agreement, approximately $13.6 million of net proceeds from sale of approximately 15,000 shares of the Company’s Series A 0% convertible preferred stock and the warrants to purchase shares of its common stock in the Preferred Stock Offering, approximately $9.1 million of net proceeds from the sale of 1,392,109 shares of its common stock and approximately $0.4 million of gross proceeds from the exercise of options and warrants to purchase approximately 28,000 shares of the Company’s common stock. This was partially offset by approximately $0.8 million of principal payment on its notes payable.

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

The ATM Agreement will terminate upon the earlier of (i) the sale of ATM Shares under the ATM Agreement having an aggregate offering price of $25.0 million and (ii) the termination of the ATM Agreement by Cantor or the Company. The ATM Agreement may be terminated by Cantor or Celsion at any time upon 10 days' notice to the other party, or by Cantor at any time in certain circumstances, including the occurrence of a material adverse change in Celsion.  The Company will pay Cantor a commission of 3.0% of the aggregate gross proceeds from each sale of ATM Shares and has agreed to provide Cantor with customary indemnification and contribution rights. The Company reimbursed Cantor for legal fees and disbursements of $50,000 in connection with entering into the ATM Agreement. In connection with the preferred stock offering in February 2013 discussed below, the Company agreed to not sell any ATM Shares for a period of one year from February 26, 2013. From February 1, 2013 through February 25, 2013, the Company has sold and issued an aggregate of 1,195,927 shares under the ATM Agreement, receiving approximately $6.8 million in net proceeds.

On February 22, 2013, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company agreed to sell, in a registered offering, an aggregate of 15,000.00422 shares of its Series A 0% convertible preferred stock and the warrants to purchase shares of its common stock, for an aggregate purchase price of approximately $15.0 million (the February 2013 Preferred Stock Offering).  The closing of the February 2013 Preferred Stock Offering occurred on February 26, 2013, in which the Company received approximately $15.0 million in gross proceeds.  Subject to certain ownership limitations, shares of Series A 0% convertible preferred stock are convertible, at the option of the holder thereof, into an aggregate of up to 2,682,764 shares of common stock, and the warrants are exercisable to purchase an aggregate of up to 1,341,382 shares of common stock. Each warrant has an exercise price of $5.31 per share, equal to the closing bid price of common stock on February 21, 2013. The warrants are immediately exercisable and expire five years after its issuance. As of September 30, 2013, the Company issued 2,682,764 shares of common stock upon conversion of all 15,000.0042 shares of the Series A 0% convertible preferred stock.

Upon issuance, we estimated the fair value of the warrants issued in the February 2013 Preferred Stock Offering to be approximately $5.4 million using the Black-Scholes pricing model.  Also, upon issuance, we recognized approximately $4.6 million as a one time non-cash deemed dividend related to the beneficial conversion feature connected to the preferred stock in the Preferred Stock Offering.

On May 30, 2013, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company sold, in a registered offering, an aggregate of 1,392,109 shares of its common stock for an aggregate purchase price of approximately $9.8 million (the “Common Stock Offering”). The closing of the Common Stock Offering occurred on June 3, 2013 . The issuance of Common Stock in the Common Stock Offering was made pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-183286), the base prospectus dated September 14, 2012 filed as part of such Registration Statement, and the prospectus supplement filed with the Securities and Exchange Commission on June 3, 2013. The Securities Purchase Agreement also contained representations, warranties, indemnification and other provisions customary for transactions of this nature.

Prior to the closing of the Common Stock Offering, there were an insufficient number of authorized shares to complete the transaction.  The investors in the Common Stock Offering also held warrants to purchase previously reserved and registered shares of common stock of the Company which were issued in connection with previous offerings. Concurrent with the closing of the Common Stock Offering, the institutional investors agreed to waive their rights to exercise the these warrants to purchase 1,392,109 shares of common stock of the Company (the “Waived Warrants”) until the Company has obtained stockholders’ approval of increasing the number of its authorized shares of common stock in conjunction with the proposed reverse stock split of its outstanding shares of common stock. At the Company’s 2013 Annual Meeting of Stockholders held on July 19, 2013, the Company’s stockholders voted to approve the proposal to grant discretionary authority to the Board of Directors to amend the Certificate of Incorporation of the Company, as amended, to effect, at any time on or prior to the date of the 2014 Annual Meeting of Stockholders, a reverse stock split at an exchange ratio within the specified range and to set the number of authorized shares effective immediately after the reverse stock split at 75 million share.

Prior to the closing of the Common Stock Offering, the warrants described above were originally recorded as equity at the fair value on the date of issuance.  In accordance with ASC 815-40, Derivative Instruments and Hedging - Contracts in Entity’s Own Equity, the Waived Warrants are required to be classified as liabilities immediately after the closing of the Common Stock Offering on June 3, 2013 because there were an insufficient number of common shares authorized to permit the full exercise of the warrants.  Therefore, the Company has reclassified the fair value the Waived Warrants totaling approximately $9.1 million from equity to a liability as of June 3, 2013.  The Waived Warrants are required to be recorded at fair value at each balance sheet date with changes in fair value recorded in earnings until such time as there are a sufficient number of common shares authorized to permit the full exercise of the warrants.   In connection with the reverse stock split as more fully described below, these warrants will be revalued as of October 28, 2013 and be reclassified from liability to equity.

 On October 28, 2013, the Company announced that it effected a 1-for-4.5 reverse stock split of its common stock which was made effective for trading purposes as of the commencement of trading on October 29, 2013. As of that date, each 9 shares of issued and outstanding common stock and equivalents will be consolidated into 2 shares of common stock. In addition, at the market open on October 29, 2013, the Company’s common stock started trading under a new CUSIP number 15117N404 although the Company’s ticker symbol, CLSN, remained unchanged.

The reverse stock split was previously approved by the Company’s stockholders at the 2013 Annual Meeting held on July 19, 2013, and the Company subsequently filed a Certificate of Amendment to its Certificate of Incorporation to effect the stock consolidation. The primary reasons for the reverse stock split and the amendments are:

●	To increase the market price of the Company’s common stock making it more attractive to a broader range of institutional and other investors,

●

To provide the Company with additional capital resources and flexibility sufficient to execute its business plans including the establishment of strategic relationships with other companies and to ensure its ability to raise additional capital as necessary, and

●	As previously announced, to facilitate expanding the Company’s business or product lines through potential acquisitions.

Immediately prior to the reverse stock split, the Company had 61,226,873 shares of common stock outstanding which consolidated into 13,604,975 shares of the Company’s common stock. The number of authorized shares and the par value per share remained unchanged. No fractional shares were issued in connection with the reverse stock split. Holders of fractional shares have been paid out in cash for the fractional portion with the Company’s overall exposure for such payouts consisting of a nominal amount. The number of outstanding options and warrants were adjusted accordingly, with outstanding options being reduced from approximately 3.9 million to approximately 0.9 million and outstanding warrants being reduced from approximately 13.8 million to approximately 3.1 million.

The Company reassessed the application of ASC 470-20, Debt with Conversion and Other Options as it relates to the 8% Series A Redeemable Convertible Preferred Stock Offering completed in January 2011 (the January 2011 Preferred Offering). The Company received gross proceeds from the January 2011 Preferred Offering of approximately $5.1 million in which it sold 5,000 shares of 8% redeemable convertible preferred stock with a stated value of $1,000 per share, each share convertible into 92.5926 shares of common stock, and warrants to purchase up to approximately 463,000 shares of common stock. All 5,000 shares of preferred stock sold in the January 2011 Preferred Offering were converted into the stated number of common stock shares as of August 2011. ASC 470-20 requires the Company to value the preferred stock and common stock warrants, any resulting beneficial conversion feature(s) resulting from the valuation of these securities and to determine and record the value of each of these securities or conversion feature as debt or equity based on the interpretation and application of ASC 470-20.

The Company allocated the proceeds of the Offering between the redeemable preferred stock and the warrants based on fair value and correctly recorded the redeemable preferred stock as a liability (debt), but did not consider the embedded beneficial conversion feature (BCF) associated with the redeemable preferred stock. ASC 470-20 required the Company to record a BCF of approximately $5 million at the time of issuance of the $5 million convertible Preferred Stock offering and to amortize the BCF as non-cash interest expense over the conversion period. Since all 462,960 shares were converted by August 8, 2011, the entire $5 million of BCF should have been amortized as interest expense during 2011. As a result, the Company’s interest expense and net loss were understated by $5 million. The error had no effect on cash, cash flows or total shareholders’ equity during 2011 and had no effect on cash, cash flows, net income or total shareholders’ equity for any subsequent periods. After considering the quantitative and qualitative effects of the errors to the 2011 annual financial statements, as well as the quarterly period financial statements within 2011, in the opinion of management the error is not material to assessing the financial condition or operations of the Company. The Company has adjusted additional paid-in capital and a corresponding offset to retained earnings on the September 30, 2013 and December 31, 2012 balance sheets to reflect this adjustment.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet financing arrangements.  There were no material changes during the nine months ended September 30, 2013 to our operating leases, which are disclosed in the contractual commitments table in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 18, 2013 and our Amendment No. 1 to the Annual Report on Form 10-K/A filed on April 30, 2013 with the Securities and Exchange Commission.

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

Item 4.    CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2013, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the Securities and Exchange Commission.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, that occurred during the nine months ended  September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Since our inception, our expenses have substantially exceeded our revenues, resulting in continuing losses and an accumulated deficit of $165 million at September 30, 2013.  Because we presently have no product revenues and we are committed to continuing our product research, development and commercialization programs, we will continue to experience significant operating losses unless and until we complete the development of ThermoDox® and other new products and these products have been clinically tested, approved by the U.S. Food and Drug Administration (FDA) and successfully marketed.

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

As of September 30, 2013, we had approximately $45.5 million in cash, cash equivalents and short-term investments.  We have substantial future capital requirements to continue our research and development activities and advance our drug candidates through various development stages. For example, ThermoDox® is being evaluated in a Phase II clinical trial for colorectal liver metastasis, a Phase II clinical trial for recurrent chest wall breast cancer and other preclinical studies. We will conduct additional analyses of the data from the HEAT study to assess the future strategic value of ThermoDox® and are performing sub-group analysis of the Chinese cohort of patients in the HEAT study and other activities for further development of ThermoDox® for mainland China , Hong Kong and Macau .  To complete the development and commercialization of our product candidates, we will need to raise substantial amounts of additional capital to fund our operations.  We do not have any committed sources of financing and cannot assure you that alternate funding will be available in a timely manner, on acceptable terms or at all. We may need to pursue dilutive equity financings, such as the issuance of shares of common stock, convertible debt or other convertible or exercisable securities. Such dilutive equity financings could dilute the percentage ownership of our current common stockholders and could significantly lower the market value of our common stock. In addition, a financing could result in the issuance of new securities that may have rights, preferences or privileges senior to those of our existing stockholders.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. Our January 31, 2013 announcement that the HEAT study failed to meet its primary endpoint has resulted in significant volatility and a steep decline in the price of our common stock, a level of decline that could result in securities litigation. Plaintiffs’ securities litigation firms have publicly announced that they are investigating potential securities fraud claims that they may wish to make against us.  The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospect.  Prior to the reverse stock Split on October 28, 2013, the closing price of our common stock had a high price of $4.23 and a low price of $1.69 in the 52-week period ended December 31, 2011, a high price of $8.83 and a low price of $1.64 in the 52-week period ended December 31, 2012 and a high price of $9.35 and a low price of $0.76 from January 1, 2013 through October 28, 2013. The closing price of our common stock had a high price of $5.14 and a low price of $3.99 for the period October 29, 2013 to November 8, 2013 after the 1-4.5 reverse stock split went effective on October 28, 2013. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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

Our common stock is currently listed on The NASDAQ Capital Market. To maintain the listing of our common stock on The NASDAQ Capital Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and stockholders’ equity of at least $2.5 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and a total market value of listed securities of at least $35 million.  As of November 8, 2013, the closing bid price of our common stock was $3.99 the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors and 10% or more stockholders) was approximately $53 million and the total market value of our listed securities was approximately $54 million. As of September 30, 2013, we had stockholders’ equity of $29 million.  However, there is no assurance that we will continue to meet the minimum closing price requirement and other listing requirements.

On October 29, 2013, the Company effected a 1-for-4.5 reverse stock split of its common stock. The reverse split may improve the Company’s ability to meet NASDAQ’s closing bid price requirement. Other companies have found that the increased stock prices resulting from reverse splits tend to diminish over time unless supported by positive developments in the business.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.  As of November 8, 2013, we had 13,604,975 shares of common stock outstanding, all of which shares, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, all of the shares of common stock issuable upon exercise of warrants will be freely tradable without restriction or further registration upon issuance.

Our stockholders may experience significant dilution as a result of future equity offerings or issuances and exercise of outstanding options and warrants.

In order to raise additional capital or pursue strategic transactions, we may in the future offer, issue or sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock. Our stockholders may experience significant dilution as a result of future equity offerings or issuance. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders. As of November 8, 2013, we have a significant number of securities convertible into, or allowing the purchase of, our common stock, 3,073,027 shares of common stock issuable upon exercise of warrants outstanding, 868,646 options to purchase shares of our common stock and restricted stock awards outstanding, and 326,966 shares of common stock reserved for future issuance under our stock incentive plans.  Under the Controlled Equity Offering SM Sales Agreement entered into with Cantor Fitzgerald & Co. on February 1, 2013, we may offer and sell, from time to time through “at-the-market” offerings, up to an aggregate of $25 million of shares of our common stock. In connection with the Series A 0% convertible preferred stock offering, the Company agreed to not sell any ATM Shares for a period of one year from February 26, 2013. In connection with the Common Stock Offering, the Company agreed to not sell any ATM Shares for an extended period of one year from June 3, 2013.

The Company reassessed its accounting of its preferred stock offering in 2011 based on a review by the Public Company Accounting Oversight Board of its 2011 financial statement audit.

The Company reassessed the application of ASC 470-20, Debt with Conversion and Other Options as it relates to the 8% Series A Redeemable Convertible Preferred Stock Offering completed in January 2011 (the January 2011 Preferred Offering). The Company received gross proceeds from the January 2011 Preferred Offering of approximately $5.1 million in which it sold 5,000 shares of 8% redeemable convertible preferred stock with a stated value of $1,000 per share, each share convertible into 92.5926 shares of common stock, and warrants to purchase up to approximately 463,000 shares of common stock. All 5,000 shares of preferred stock sold in the January 2011 Preferred Offering were converted into the stated number of common stock shares as of August 2011. ASC 470-20 requires the Company to value the preferred stock and common stock warrants, any resulting beneficial conversion feature(s) resulting from the valuation of these securities and to determine and record the value of each of these securities or conversion feature as debt or equity based on the interpretation and application of ASC 470-20.

The Company allocated the proceeds of the Offering between the redeemable preferred stock and the warrants based on fair value and correctly recorded the redeemable preferred stock as a liability (debt), but did not consider the embedded beneficial conversion feature (BCF) associated with the redeemable preferred stock. ASC 470-20 required the Company to record a BCF of approximately $5 million at the time of issuance of the $5 million convertible Preferred Stock offering and to amortize the BCF as non-cash interest expense over the conversion period. Since all 462,960 shares were converted by August 8, 2011, the entire $5 million of BCF should have been amortized as interest expense during 2011. As a result, the Company’s interest expense and net loss were understated by $5 million. The error had no effect on cash, cash flows or total shareholders’ equity during 2011 and had no effect on cash, cash flows, net income or total shareholders’ equity for any subsequent periods. After considering the quantitative and qualitative effects of the errors to the 2011 annual financial statements, as well as the quarterly period financial statements within 2011, in the opinion of management the error is not material to assessing the financial condition or operations of the Company. If the SEC were to disagree with our conclusion, we could be asked to restate the Company’s 2011 financial statements. The Company has adjusted additional paid-in capital and a corresponding offset to retained earnings on the September 30, 2013 and December 31, 2012 balance sheets to reflect this adjustment.

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

10.5

Securities Purchase Agreement dated as of May 30, 2013, by and among Celsion Corporation and the purchasers named therein, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on June 3, 2013.

10.6

Certificate of Amendment to Certificate of Incorporation of Celsion Corporation incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed with the SEC on October 28, 2013.

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

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Balance Sheets, (ii) the unaudited Statements of Operations, (iii) the unaudited Statements of Comprehensive Loss, (iv) the unaudited Statements of Cash Flows, (v) the unaudited Statements of Change in Stockholders' Equity (Deficit), and (vi) Notes to Financial Statements.

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

November 12, 2013

CELSION CORPORATION

Registrant

By:	/s/ Michael H. Tardugno
Michael H. Tardugno
President and Chief Executive Officer

By:	/s/ Jeffrey W. Church
Jeffrey W. Church
Senior Vice President and Chief Financial Officer