Form 10-Q
period 2014-03-31
Celsion CORP
filed 2014-05-08
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Lawrenceville , NJ 08648

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

Yes ☐      No ☑

As of May 7, 2014, the Registrant had 17,217,066 shares of Common Stock, $.01 par value per share, outstanding.

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

Trademarks

The Celsion brand and product names, including but not limited to Celsion® and ThermoDox®, contained in this document are trademarks, registered trademarks or service marks of Celsion Corporation in the United States (U.S.) and certain other countries.  This document also contains references to trademarks and service marks of other companies that are the property of their respective owners.

PART I: FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

CELSION CORPORATION

BALANCE SHEETS

	March 31, 2014 (unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$4,606,267	$5,718,504
Investment securities – available for sale, at fair value	47,255,487	37,156,381
Accrued interest receivable on investment securities	339,791	212,048
Advances, deposits and other current assets	620,979	675,186
Total current assets	52,822,524	43,762,119

Property and equipment (at cost, less accumulated depreciation of $1,349,690 and $1,264,190, respectively)	747,386	832,886

Other assets:
Deposits, deferred fees and other assets	1,120,931	1,054,942
Patent licensing fees, net	18,750	20,625
Total other assets	1,139,681	1,075,567

Total assets	$54,709,591	$45,670,572

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,102,013	$1,452,436
Accrued liabilities	2,205,838	2,707,653
Notes payable - current portion	439,218	10,891
Deferred revenue - current portion	500,000	500,000
Total current liabilities	5,247,069	4,670,980

Common stock warrant liability	–	3,026
Notes payable – non-current portion	4,560,782	5,000,000
Deferred revenue - non-current portion	3,875,000	4,000,000
Other non-current liabilities	467,545	472,731
Total liabilities	14,150,396	14,146,737

Stockholders' equity:
Preferred stock, $0.01 par value: 100,000 shares authorized; no shares issued or outstanding at March 31, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.01 par value; 75,000,000 shares authorized; 17,347,665 and 13,737,970 shares issued at March 31, 2014 and December 31, 2013, and 17,217,066 and 13,604,975 shares outstanding at March 31, 2014 and December 31, 2013, respectively	173,477	137,380
Additional paid-in capital	217,535,506	203,139,142
Accumulated other comprehensive loss	(27,897)	(44,166)
Accumulated deficit	(174,744,150)	(169,287,157)
Subtotal	42,936,936	33,945,199
Treasury stock, at cost (130,599 and 132,995 shares at March 31, 2014 and December 31, 2013, respectively)	(2,377,741)	(2,421,364)
Total stockholders' equity	40,559,195	31,523,835

Total liabilities and stockholders' equity	$54,709,591	$45,670,572

See accompanying notes to the financial statements.

CELSION CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31
	2014	2013

Licensing revenue	$125,000	$125,000

Operating expenses:
Research and development	2,893,168	3,203,177
General and administrative	2,433,857	1,688,729
Total operating expenses	5,327,025	4,891,906

Loss from operations	(5,202,025)	(4,766,906)

Other income (expense):
Gain from change in valuation of common stock warrant liability	3,026	4,280,297
Investment income, net	7,019	16,563
Interest expense	(230,713)	(180,928)
Total other (expense) income, net	(220,668)	4,115,932

Net loss	(5,422,693)	(650,974)

Non-cash deemed dividend from beneficial conversion feature on convertible preferred stock	–	(4,601,410)

Net loss attributable to common shareholders	$(5,422,693)	$(5,252,384)

Net loss attributable to common shareholders per common share – basic and diluted	$(0.33)	$(0.55)

Weighted average shares outstanding – basic and diluted	16,371,097	9,554,668

  See accompanying notes to the financial statements.

CELSION CORPORATION

 STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net loss	$(5,422,693)	$(650,974)

Changes in:
Realized loss on investment securities recognized in investment income, net	20,610	53,740
Unrealized loss on investment securities	(4,341)	(85,689)
Other comprehensive gain (loss)	16,269	(31,949)

Total comprehensive loss	$(5,406,424)	$(682,923)

See accompanying notes to the financial statements.

CELSION CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(5,422,693)	$(650,974)
Non-cash items included in net loss:
Depreciation and amortization	87,375	76,875
Change in fair value of common stock warrant liability	(3,026)	(4,280,297)
Deferred revenue	(125,000)	(125,000)
Stock-based compensation	607,230	263,192
Treasury shares issued for services and 401(k) matching contribution	9,323	20,835
Change in deferred rent liability	(5,186)	(3,829)
Deferred finance charges	89,675	31,560
Net changes in:
Deposits, advances, other current assets and other assets	(229,200)	(225,660)
Accounts payable	649,577	1,841,037
Accrued liabilities	(501,815)	(157,534)
Cash received for non-refundable research and development fee	–	5,000,000
Net cash (used in) provided by operating activities:	(4,843,740)	1,790,205

Cash flows from investing activities:
Purchases of investment securities	(17,862,837)	(20,245,204)
Proceeds from sale and maturity of investment securities	7,780,000	3,048,000
Net cash used in investing activities	(10,082,837)	(17,197,204)

Cash flows from financing activities:
Proceeds from sale of common stock equity, net of issuance costs	13,825,231	6,711,173
Proceeds from sale of preferred stock, net of issuance costs	–	13,648,663
Proceeds from exercise of common stock warrants	–	261,944
Proceeds from exercise of options to purchase common stock	–	174,871
Principal payments on notes payable	(10,891)	(14,461)
Net cash provided by financing activities	13,814,340	20,782,190

Decrease in cash and cash equivalents	(1,112,237)	(5,375,191)
Cash and cash equivalents at beginning of period	5,718,504	14,991,488
Cash and cash equivalents at end of period	$4,606,267	$20,366,679

Supplemental disclosures of cash flow information:
Interest paid	$141,038	$180,928

See accompanying notes to the financial statements.

CELSION CORPORATION

 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

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

Note 2.   Basis of Presentation

The accompanying unaudited financial statements of Celsion have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 13, 2014 with the Securities and Exchange Commission.

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

On October 28, 2013, the Company effected a 4.5-to-1 reverse stock split of its common stock which was made effective for trading purposes as of the commencement of trading on October 29, 2013. Immediately prior to the reverse stock split, the Company had 61,226,873 shares of common stock outstanding were combined and converted into 13,604,975 shares of the Company’s common stock as a result of the reverse stock split. All share, and per share amounts related to common stock, preferred stock, stock options, warrants and restricted stock included in these financial statements have been restated to reflect the reverse stock split. In addition, in accordance with Accounting Standards Update (ASU) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash, the changes in the Company’s common stock as a result of the reverse stock split require the per share components of the current and prior period financial statements presented be based on the new number of shares. Therefore, net loss per common share for the three months ended March 31, 2013 has been adjusted to reflect post reverse stock split shares.

For the three months ended March 31, 2014 and 2013, diluted loss per common share was the same as basic loss per common share as all options and warrants that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. The total number of shares of common stock issuable upon exercise of warrants and equity awards for the three month periods ended March 31, 2014 and 2013 were 6,244,886 and 4,685,862, respectively.

Note 5.   Investment Securities - Available For Sale

Investment securities available for sale of $47,255,487 and $37,156,381 as of March 31, 2014 and December 31, 2013, respectively, consist of commercial paper and corporate debt securities.  They are valued at fair value, with unrealized gains and losses reported as a separate component of Stockholders’ Equity in Accumulated Other Comprehensive Loss.

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

A summary of the cost, fair value and bond maturities of the Company’s investment securities is as follows:

	March 31, 2014		December 31, 2013
	Cost	Fair Value	Cost	Fair Value
Corporate bond maturities
Within 3 months	$11,798,892	$11,750,665	$7,799,033	$7,797,689
Between 3-12 months	35,484,492	35,504,822	29,401,514	29,358,692
Total	$47,283,384	$47,255,487	$37,200,547	$37,156,381

The following table shows the Company’s investment securities with unrealized holding gains and losses and their fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013.  The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	March 31, 2014		December 31, 2013
Description of Securities	Fair Value	Unrealized Holding Gains (Losses)	Fair Value	Unrealized Holding Gains (Losses)

Available for Sale (all unrealized holding gains and losses are less than 12 months at date of measurement)
Bonds – corporate issuances with unrealized gains	$4,366,735	$97	$6,650,095	$1,907
Bonds – corporate issuances with unrealized losses	42,888,752	(27,994)	30,506,286	(46,073)
Total	$47,255,487	$(27,897)	$37,156,381	$(44,166)

Investment income which includes interest and dividends and gross realized gains and losses on sales of available for sale securities is summarized as follows:

	Three Months Ended March 31,
Description of Securities	2014	2013

Interest and dividend income	$27,629	$70,303
Realized losses	(20,610)	(53,740)
	$7,019	$16,563

The following table presents the change, by component, in accumulated other comprehensive loss for the first three months of 2014.

Accumulated Other Comprehensive Loss
Balance at January 1, 2014	$(44,166)

Unrealized losses on investment securities	(4,341)
Realized loss reclassified from other accumulated comprehensive loss	20,610
Net other comprehensive loss, net	16,269

Balance at March 31, 2014	$(27,897)

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

The following table presents information about assets and liabilities recorded at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 on the Company’s Balance Sheets:

	Total Fair Value on the Balance Sheet		Quoted Prices In Active Markets For Identical Assets /Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
As of March 31, 2014
Short-term investments available for sale Bonds – corporate issuances		$47,255,487		$47,255,487	$	─	$	─

As of December 31, 2013
Short-term investments available for sale Bonds – corporate issuances		$37,156,381		$37,156,381	$	─	$	─

Liabilities:
As of March 31, 2014
Common stock warrant liability	$	─	$	─	$	─	$	─

As of December 31, 2013
Common stock warrant liability		$3,026	$	─	$	─		$3,026

There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the three months ended March 31, 2014.

Note 7. Accrued Liabilities

Accrued liabilities at March 31, 2014 and December 31, 2013 include the following:

	March 31, 2014	December 31, 2013
Amounts due to contract research organizations and other contractual agreements	$1,411,249	$1,711,934
Accrued payroll and related benefits	661,151	900,434
Accrued professional fees	65,000	63,500
Accrued interest on notes payable	48,438	─
Other	20,000	31,785

Total accrued liabilities	$2,205,838	$2,707,653

Note 8.  Note Payable

Hercules Credit Agreement

In November 2013, the Company entered into a loan agreement with Hercules Technology Growth Capital, Inc. (“Hercules”) which permits up to $20 million in capital to be distributed in multiple tranches (the “Hercules Credit Agreement”). The Company drew the first tranche of $5 million upon closing of the Hercules Credit Agreement in November 2013 and used approximately $4 million of the proceeds to repay the outstanding obligations under its loan agreement with Oxford Finance LLC and Horizon Technology Finance Corporation as discussed further below. The Company anticipates that it will use any additional funding up to $15 million as provided under the agreement for working capital or in support of its previously announced strategic acquisition initiative, which is designed to identify new technologies and clinical stage products for its development pipeline.

The obligations under the Hercules Credit Agreement are in the form of secured indebtedness bearing interest at a calculated prime-based variable rate (11.25% per annum since inception). Payments under the loan agreement are interest only for the first twelve months after loan closing, followed by a 30-month amortization period of principal and interest through the scheduled maturity date.

As a fee in connection with the Hercules Credit Agreement, the Company issued Hercules a warrant exercisable for a total of 194,986 shares of the Company’s common stock (the “Hercules Warrant”) at a per share exercise price of $3.59, with 50% immediately exercisable for cash or by net exercise from November 25, 2013 and the remaining 50% to be exercisable upon Hercules funding any subsequent tranches. The Hercules Warrant will expire November 25, 2018. Hercules has certain rights to register the common stock underlying the Hercules Warrant pursuant to a Registration Rights Agreement with the Company dated November 25, 2013. The registration rights expire on the date when such stock may be sold under Rule 144 without restriction or upon the first year anniversary of the registration statement for such stock, whichever is earlier.

The Company valued the Hercules Warrant using the Black-Scholes option pricing model and recorded $521,763 in 2013 as deferred financing fees.  In calculating the value of the warrants, the Company assumed a volatility rate of 102%, risk free interest rate of 1.37%, an expected life of 5 years, a stock price of $3.55 (closing price on date of the Hercules Warrant) and no expected forfeitures nor dividends.  In connection with the Hercules Credit Agreement, the Company incurred cash expenses of $352,378 which were also recorded as deferred financing fees.  These deferred financing fees are being amortized as interest expense using the effective interest method over the life of the loan.  For the first three months of 2014, the Company incurred $140,625 in interest expense and amortized $89,676 in deferred financing fees as interest expense in connection with the Hercules Credit Agreement.

The Hercules Credit Agreement contains customary covenants, including covenants that limit or restrict the Company’s ability to grant liens, incur indebtedness, make certain restricted payments, merge or consolidate and make dispositions of assets. Upon the occurrence of an event of default under the Hercules Credit Agreement, the lenders may cease making loans, terminate the Hercules Credit Agreement, declare all amounts outstanding to be immediately due and payable and foreclose on or liquidate the Company’s assets that comprise the lenders’ collateral. The Hercules Credit Agreement specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, a material adverse effect on the Company or its assets, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. The Company has maintained compliance with these covenants.

Following is a schedule of future principle payments due on the Hercules Credit Agreement:

For the year ending March 31:	Hercules Credit Agreement

2015	$439,218
2016	1,878,096
2017	2,104,767
2018	577,919

Total	$5,000,000

Oxford & Horizon Credit Agreement

In June 2012, the Company entered into a Loan and Security Agreement (the “Oxford & Horizon Credit Agreement”) with Oxford Finance LLC (“Oxford”) and Horizon Technology Finance Corporation (“Horizon”). The Oxford & Horizon Credit Agreement provided for a secured term loan of up to $10 million, with 50% of any loans to be funded by Oxford and 50% to be funded by Horizon. The aggregate loan amount could have been advanced in two tranches of $5 million each. The first tranche (the “Term A Loan”) was made available to the Company on June 27, 2012 and the second tranche was to be made available, if at all, during the period beginning on the date that the Company achieved positive data in its Phase III clinical trial of RFA and ThermoDox® (the “HEAT Study”) and ending on March 31, 2013.  On January 31, 2013, the Company announced it did not meet the primary endpoint of the HEAT Study.

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

As a fee in connection with the Oxford & Horizon Credit Agreement, the Company issued warrants to Horizon and Oxford (the “Oxford & Horizon Warrants”) to purchase the number of shares of the Company’s common stock equal to 3% of each loan amount divided by the exercise price of $13.14 per share, which was calculated as the average NASDAQ closing price of the Company’s common stock for the three days prior to the funding of the loan amount.  This resulted in 11,415 warrant shares issued in connection with the Term A Loan.  The Oxford & Horizon Warrants issued in connection with the Term A Loan are exercisable for cash or by net exercise and will expire seven years after their issuance, which is June 27, 2019.

The Company valued the Oxford & Horizon Warrants using the Black-Scholes option pricing model and recorded $73,654 as deferred financing fees.  In calculating the value of the warrants, the Company assumed a volatility rate of 74.3%, risk free interest rate of 1.10%, an expected life of 3.5 years, a stock price of $12.60 which was the closing price on date of issuing the Oxford & Horizon Warrant) and no expected forfeitures nor dividends.  In connection with the Oxford & Horizon Credit Agreement, the Company incurred cash expenses of $217,715 which were recorded as deferred financing fees in 2012.  These deferred financing fees were amortized as interest expense over the life of the loan.   During the first three months of 2013, the Company paid $146,874 in interest expense and amortized $31,560 of deferred financing fees as interest expense. The Term A Loan bore interest at a fixed rate of 11.75%.

Capital Lease

In November 2011, the Company financed $144,448 of lab equipment through a capital lease.  This lease obligation has thirty monthly payments of $5,651 through February 2014.  During the first quarter of 2014, the Company made principal and interest payments totaling $11,303 to satisfy the remaining obligation under this capital lease.

Note 9. Stockholders’ Equity

January 2014 Common Stock Offering

On January 15, 2014, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company sold, in a registered offering, an aggregate of 3,603,604 shares of its common stock, par value $0.01 per share, and warrants to purchase up to 1,801,802 shares of Common Stock, for an aggregate purchase price of approximately $15 million (the “January 2014 Common Stock Offering”). The shares of common stock and warrants were sold in units, with each unit consisting of one share of common stock, a Series A warrant to purchase 0.25 share of common stock and a Series B warrant to purchase 0.25 share of common stock. Each unit was sold at a purchase price of $4.1625. Each Series A warrant will be exercisable at any time on or after its issuance date and until the five-year anniversary of the issuance date. Each Series B warrant will be exercisable at any time on or after its issuance date and until the one-year anniversary of the issuance date. Each warrant has an exercise price of $4.10 per share. Under the purchase agreement, the Company is prohibited, for a period of nine months after the closing, from effecting or entering into an agreement to issue common stock or any other securities that are at any time convertible into, or exercisable or exchangeable for, or otherwise entitle the holder thereof to receive, common stock to the extent such issuance or sale involves certain variable conversion, exercise or exchange prices or such agreement provides for sale of securities at a price to be determined in the future.

Controlled Equity Offering

On February 1, 2013, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which the Company may offer and sell, from time to time, through Cantor, shares of its common stock having an aggregate offering price of up to $25.0 million (the “ATM Shares”) pursuant to the Company’s previously filed and effective Registration Statement on Form S-3. Under the ATM Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the our common stock or to or through a market maker.  From February 1, 2013 through February 25, 2013, the Company sold and issued an aggregate of 1,195,927 shares of common stock under the ATM Agreement, receiving approximately $6.8 million in net proceeds.

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

The ATM Agreement will terminate upon the earlier of (i) the sale of ATM Shares under the ATM Agreement having an aggregate offering price of $25 million and (ii) the termination of the ATM Agreement by Cantor or the Company. The ATM Agreement may be terminated by Cantor or the Company at any time upon 10 days' notice to the other party, or by Cantor at any time in certain circumstances, including the occurrence of a material adverse change in the Company.  The Company pays Cantor a commission of 3.0% of the aggregate gross proceeds from each sale of ATM Shares and has agreed to provide Cantor with customary indemnification and contribution rights. The Company also reimbursed Cantor for legal fees and disbursements, of $50,000, in connection with entering into the ATM Agreement. In connection with the January 2014 Common Stock Offering, the Company agreed to not sell any ATM Shares until July 22, 2014.

February 2013 Preferred Stock Offering

On February 22, 2013, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company sold, in a registered offering, an aggregate of 15,000.00422 shares of its Series A 0% convertible preferred stock and the warrants to purchase shares of its common stock, for an aggregate purchase price of approximately $15.0 million (the “February 2013 Preferred Stock Offering”).  The closing of the February 2013 Preferred Stock Offering occurred on February 26, 2013, in which the Company received approximately $15.0 million in gross proceeds.  Subject to certain ownership limitations, shares of Series A 0% convertible preferred stock are convertible, at the option of the holder thereof, into an aggregate of up to 2,682,764 shares of common stock, and the warrants are exercisable to purchase an aggregate of up to 1,341,382 shares of common stock. Each warrant has an exercise price of $5.31 per share, equal to the closing bid price of common stock on February 21, 2013. The warrants are immediately exercisable and expire five years after the date of issuance.

Upon issuance, we estimated the fair value of the warrants issued in the February 2013 Preferred Stock Offering to be approximately $5.4 million using the Black-Scholes pricing model.  Also, upon issuance, we recognized a one-time, non-cash deemed dividend related to the beneficial conversion feature connected to the preferred stock in the Preferred Stock Offering of approximately $4.6 million in the first three months of 2013.

Assumptions used in the valuation of the warrants issued in the February 2013 Preferred Stock Offering are as follows:

Risk-free interest rate	0.78%
Expected volatility	102.23%
Expected life (in years)	5.0
Expected forfeiture rate	0.0%
Expected dividend yield	0.00%

During 2013, 2,682,764 shares of common stock in the aggregate were issued upon conversion of all of the 15,000.00422 shares of the Series A 0% convertible preferred stock.

May 2013 Common Stock Offering

On May 30, 2013, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company sold, in a registered offering, an aggregate of 1,392,109 shares of its common stock for an aggregate purchase price of approximately $9.8 million.

Reverse Stock Split

On October 28, 2013, the Company effected a 4.5-to-1 reverse stock split of its common stock which was made effective for trading purposes as of the commencement of trading on October 29, 2013. As of October 28, 2013, each nine shares of issued and outstanding common stock and equivalents were combined and converted into two shares of common stock outstanding at the time of the reverse stock split.  Weighted average shares outstanding and loss attributable to common stockholders of the Company for the three months ended March 31, 2013 have been adjusted to reflect the reverse stock split.

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

The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Three Months Ended March 31,
	2014	2013

Risk-free interest rate	2.75%	0.85%
Expected volatility	100.72%	83.41%
Expected life (in years)	10.00	5.25
Expected forfeiture rate	5%	5%
Expected dividend yield	0.0%	0.0%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. The risk free interest rate is derived from values assigned to U.S. Treasury bonds as published in the Wall Street Journal in effect at the time of grant. The model incorporates exercise, pre-vesting and post-vesting forfeiture assumptions based on analysis of historical data. The expected life of the fiscal 2014 and 2013 grants was generated using the simplified method.

A summary of the Company’s stock option and restricted stock awards for the three months ended March 31, 2014 is as follows:

	Stock Options		Restricted Stock Awards
Equity Awards	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Contractual Terms of Equity Awards (in years)

Equity awards outstanding at December 31, 2013	861,905	$12.30	2,112	$16.29
Equity awards granted	323,200	$3.66	4,500	$3.72
Equity awards exercised	–	–	(6,091)	$8.00
Equity awards forfeited, cancelled or expired	(10,555)	$34.14	–	–

Equity awards outstanding at March 31, 2014	1,174,550	$9.72	521	$4.63	6.95

Aggregate intrinsic value of outstanding awards at March 31, 2014	$–		$1,756

Equity awards exercisable at March 31, 2014	779,446	$12.07			5.74

Aggregate intrinsic value of awards exercisable at March 31, 2014	$–

Total compensation cost related to employee stock options and restricted stock awards amounted to $607,230 and $263,192 for the three months ended March 31, 2014 and 2013, respectively.  No compensation cost related to share-based payments arrangements was capitalized as part of the cost of any asset as of March 31, 2014 and 2013.

As of March 31, 2014, there was $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.1 years. The weighted average grant-date fair value was $3.31 and $3.92 per share for the options granted during the three months ended March 31, 2014 and 2013, respectively.  The weighted average grant-date fair value was $3.72 for the restricted stock awards granted during the three months ended March 31, 2014.  The Company granted 4,500 restricted stock awards during the first three months of 2014. No restricted stock grants were issued in the first three months of 2013.

Collectively, for all the stock option plans as of March 31, 2014, there were a total of 1,189,528 shares reserved, which were comprised of 1,175,071 equity awards granted and 14,457 equity awards available for future issuance.

Note 11. Warrants

Common Stock Warrants

Following is a summary of all warrant activity for the first three months of 2014:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price

Warrants outstanding at December 31, 2013	3,268,013	$10.43

Warrants granted in connection with the January 2014 Common Stock Offering, as more fully described in Note 9	1,801,802	$4.10

Warrants exercised for common stock	–	–

Warrants outstanding at March 31, 2014	5,069,815	$8.18

Aggregate intrinsic value of outstanding warrants at March 31, 2014	$-

Weighted average remaining contractual terms (in years)	3.13

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

The fair value of the warrants at March 31, 2014 and December 31, 2013 was $-0- and $3,026, respectively, calculated using the Black-Scholes option-pricing model with the following ranges of assumptions:

	March 31, 2014	December 31, 2013

Risk-free interest rate	0.13%	0.13%
Expected volatility	64.74%	64.74%
Expected life (in years)	1.25	1.25
Expected forfeiture rate	0.0%	0.0%
Expected dividend yield	0.00%	0.00%

The following is a summary of the changes in the common stock warrant liability for the three months ended March 31, 2014:

Beginning balance as of January 1, 2014	$3,026
Gain from the adjustment for the change in fair value included in net income	(3,026)
Ending balance as of March 31, 2014	$–

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

Note 13. Technology Development and Licensing Agreements

Technology Development Contract and Commercial Supply Agreement with Zhejiang Hisun Pharmaceutical Co. Ltd.

On May 7, 2012 the Company entered into a long term commercial supply agreement with Zhejiang Hisun Pharmaceutical Co. Ltd. (“Hisun”) for the production of ThermoDox® in mainland China, Hong Kong and Macau (the “China territory”).  In accordance with the terms of the agreement, Hisun will be responsible for providing all of the technical and regulatory support services, including the costs of all technical transfer, registration and bioequivalence studies, technical transfer costs, Celsion consultative support costs and the purchase of any necessary equipment and additional facility costs necessary to support capacity requirements for the manufacture of ThermoDox®.  Celsion will repay Hisun for the aggregate amount of these development costs and fees commencing on the successful completion of three registration batches of ThermoDox®.  Hisun is also obligated to certain performance requirements under the agreement.  The agreement will initially be limited to a percentage of the production requirements of ThermoDox® in the China territory with Hisun retaining an option for additional global supply after local regulatory approval in the China territory.  In addition, Hisun will collaborate with Celsion around the regulatory approval activities for ThermoDox® with the China State Food and Drug Administration (CHINA FDA).  As of March 31, 2014, the Company has incurred approximately $371,000 in costs to be reimbursed to Hisun.

On January 18, 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable research and development fee of $5 million to support our development of ThermoDox® in the China territory.  Following our announcement on January 31, 2013 that the HEAT study failed to meet its primary endpoint, Celsion and Hisun have agreed that the Technology Development Contract entered into on January 18, 2013 will remain in effect while the parties continue to collaborate and are evaluating the next steps in relation to ThermoDox®, which include the sub-group analysis of patients in the Phase III HEAT Study for the hepatocellular carcinoma clinical indication and other activities to further the development of ThermoDox® for the Greater China market.  The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will continue to be amortized over the 10 year term of the agreement, until such time as the parties find a mutually acceptable path forward on the development of ThermoDox® based on findings of the ongoing post-study analysis of the HEAT Study data.

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

Development, Product Supply and Commercialization Agreement with Yakult Honsha

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

In January 2011, the Company amended its Development, Product Supply and Commercialization Agreement with Yakult to provide for up to $4.0 million in an accelerated partial payment to the Company of a future drug approval milestone, which included $2.0 million paid to the Company upon the closing of the preferred equity financing the Company conducted in January 2011 and an additional $2.0 million conditioned upon the resumption of enrollment of Japanese patients in the Japan cohort of the HEAT Study.  In consideration of these accelerated milestone payments from Yakult, the Company agreed to reduce future drug approval milestone payments by approximately forty percent (40%).

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Statements and terms such as “expect”, “anticipate”, “estimate”, “plan”, “believe” and words of similar import regarding our expectations as to the development and effectiveness of our technologies, the potential demand for our products, and other aspects of our present and future business operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, readers should specifically consider the various factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 13, 2014 with the Securities and Exchange Commission, which factors include, without limitation, plans and objectives of management for future operations or programs or proposed new products or services; changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing; possible changes in capital structure, financial condition, working capital needs and other financial items; changes in approaches to medical treatment; clinical trial analysis and future plans relating thereto; introduction of new products by others; possible licenses or acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, partners, competitors and regulatory authorities. These and other risks and uncertainties could cause actual results to differ materially from those indicated by forward-looking statements.

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

Our lead product ThermoDox® is being evaluated in a Phase III clinical trial for primary liver cancer (the OPTIMA study) and a Phase II clinical trial for recurrent chest wall breast cancer (the DIGNITY Study). ThermoDox® is a liposomal encapsulation of doxorubicin, an approved and frequently used oncology drug for the treatment of a wide range of cancers.  Localized heat at mild hyperthermia temperatures (greater than 39.5 degrees Celsius) releases the encapsulated doxorubicin from the liposome enabling high concentrations of doxorubicin to be deposited preferentially in and around the targeted tumor.

On January 31, 2013, we announced that ThermoDox® in combination with radio frequency ablation (RFA) did not meet the primary endpoint of Progression Free Survival (PFS) for the 701 patient clinical trial (the “HEAT Study”) in patients with hepatocellular carcinoma (HCC), also known as primary liver cancer. Specifically, we determined, after conferring with the HEAT Study independent Data Monitoring Committee (DMC), that the HEAT Study did not meet the goal of demonstrating persuasive evidence of clinical effectiveness that could form the basis for regulatory approval. In the trial, ThermoDox® was well-tolerated with no unexpected serious adverse events. Following the announcement of the HEAT Study results, we continue to follow patients for overall survival, the secondary endpoint of the HEAT Study, on a quarterly basis. We have conducted a comprehensive analysis of the data from the HEAT Study to assess the future strategic value of ThermoDox®. As part of this analysis, we are also re-evaluating our product pipeline and research and development priorities. In April 2013, we announced the deferral of expenses associated with the Company’s Phase II study of ThermoDox® in combination with RFA for the treatment of colorectal liver metastases (the “ABLATE Study”) until such time as the Company finalizes its plans for the continuation of its development program with ThermoDox® in HCC.

The data from the HEAT Study post-hoc analysis suggests that ThermoDox® may substantially improve overall survival, when compared to the control group, in patients if their tumors undergo optimal RFA treatment. Data from five overall survival sweeps have been conducted since the top line PFS data from the HEAT Study was announced in January 2013. In April 2014, we announced that the latest overall survival data from the post-hoc analysis of results from the HEAT Study supports continued clinical development through a prospective pivotal Phase III Study. As reported on April 24, 2014, data from the latest HEAT Study post-hoc analysis as of March 31, 2014 suggest that ThermoDox® may markedly improve overall survival, compared to RFA control, in patients whose lesions undergo RFA treatment for 45 minutes or more. These findings apply to patients with single HCC lesions (64.4% of the HEAT Study population) from both size cohorts of the HEAT Study (3-5 cm and 5-7 cm) and represent a subgroup of 285 patients (41% of the patients in the HEAT Study). For this large subgroup, clinical results indicate a 50% improvement in overall survival, a Hazard Ratio of 0.666 (95% CI 0.434 - 1.022), and a p-Value of 0.06. Median overall survival for this subgroup has not yet been reached. We may choose to end this analysis of overall survival once the median is reached for either or both arms of the study.

Emerging data from the HEAT Study post-hoc analysis has been presented at various scientific and medical conferences in 2013 and 2014 by key HEAT Study investigators and leading liver cancer experts. The presentations include:

●	World Conference on Interventional Oncology in May 2013
●	International Liver Cancer Association Annual Conference in September 2013
●	European Conference on Interventional Oncology in June 2013 and April 2014

The Company also completed computational modeling with supplementary preclinical animal studies supporting the relationship between heating duration and clinical outcomes.

On February 24, 2014, we announced that the United States Food and Drug Administration (FDA), after its customary 30 day review period, has provided and allowed, subject to compliance with regulatory standards, clearance for the Company's planned pivotal, double-blind, placebo-controlled Phase III trial (the “OPTIMA Study”) of ThermoDox®, its proprietary heat-activated liposomal encapsulation of doxorubicin in combination with RFA in primary liver cancer, also known as hepatocellular carcinoma (HCC). The OPTIMA Study trial design is based on the comprehensive analysis of data from the HEAT Study, which, as described above, demonstrated that treatment with ThermoDox® resulted in a 50 percent improvement in overall survival in a substantial number of HCC patients that received an optimized RFA treatment. The Company expects to launch the study in the first half of 2014. The OPTIMA Study is designed with extensive input from globally recognized HCC researchers and clinicians and after receiving formal written consultation from the FDA. The OPTIMA Study is expected to enroll approximately 550 patients globally, with up to 100 sites in the United States, Europe, China and Asia Pacific, and will evaluate ThermoDox® in combination with RFA, which will be standardized to a minimum of 45 minutes across all investigators and sites for treating lesions 3 to 7 centimeters, versus standardized RFA alone. The primary endpoint for the trial is overall survival, and the secondary endpoint for the trial is PFS and Safety. The statistical plan calls for two interim efficacy analyses by an independent Data Monitoring Committee.

In addition, the Company recently met with the China State Food and Drug Administration (CHINA FDA) to discuss the OPTIMA Phase III trial including minimum patient enrollment requirements supporting ThermoDox®’s registration in China. Based on those discussions, we are submitting an application for accelerated approval of the study in China. The Company plans to expand its clinical site footprint in Europe and will meet with the European Medicines Agency (EMA) during 2014.

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

In 2007, the Company sold its medical device franchise to Boston Scientific Corporation for net aggregate payments of $43 million, receiving $13 million in 2007 and $15 million in each of 2008 and 2009.  Since this divesture, we have dedicated our efforts and resources to the development and commercialization of cancer drugs including tumor-targeting treatments using focused heat energy in combination with heat-activated drug delivery systems. To support our research and development, we have raised gross proceeds of approximately $95 million in equity financings and warrant and option exercises in the years 2009 through 2013. In January 2014, the Company raised net proceeds of $14 million through an equity financing and, including its cash, investments and interest receivable totaling $43.1 million at the end 2013, has $57 million to fund its operations in 2014 and beyond. During 2012 and 2013, the Company secured two credit facilities totaling $20 million collectively and currently has up to $15 million remaining under the surviving facility.

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

FINANCIAL REVIEW FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Results of Operations

For the three months ended March 31, 2014, our net loss was $5.4 million compared to $0.7 million for the same period of 2013.  As of March 31, 2014, we had $52.2 million in cash and short-term investments including accrued interest from short term investments.

	Three Months Ended March 31,
	(In thousands)		Change Increase (Decrease)
	2014	2013		%

Licensing Revenue:	$125	$125	$–	–%

Operating Expenses:
Clinical Research	1,804	2,033	(229)	(12.7)%
Chemistry, Manufacturing and Controls	1,089	1,170	(81)	(6.9)%
Research and development	2,893	3,203	(310)	(9.7)%
General and administrative	2,434	1,689	745	44.1%
Total operating expenses	5,327	4,892	435	8.9%

Loss from operations	$(5,202)	$(4,767)	$435	9.1%

Comparison of the three months ended March 31, 2014 and 2013

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable research and development fee of $5 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the 10 year term of the agreement; therefore we recorded deferred revenue of $125,000 in each of the first quarters of 2014 and 2013.

Research and Development Expenses

Research and development (R&D) expenses decreased by $0.3 million from $3.2 million in the first quarter of 2013 to $2.9 million in the same period of 2014.  Costs associated with the HEAT Study decreased to $0.3 million in the first quarter of 2014 from $1.3 million in the same period of 2013 primarily due to the reduced costs associated with the HEAT Study as we follow patients for overall survival. We incurred costs of $0.7 million related to the initiation of the OPTIMA Study in the first quarter of 2014. Costs associated with our recurrent chest wall breast cancer clinical trial remained relatively unchanged at $0.1 million in the first quarter of 2014 and 2013. Other R&D costs related to preclinical operations and regulatory operations remained unchanged at $0.1 million in the first quarter of 2014 compared to the same period of 2013.  Costs associated with the production of ThermoDox® decreased slightly to $1.1 million in the first quarter of 2014 compared to $1.2 million incurred during the first quarter of 2013.

General and Administrative Expenses

General and administrative (G&A) expenses increased by $0.7 million to $2.4 million in the first quarter of 2014 compared to $1.7 million in the same period of 2013. This increase is primarily the result of increases in insurance costs ($0.2 million) coupled with increases in personnel costs ($0.5 million). Higher personnel costs reflect $0.2 million increase in non-cash stock option expense.

Other Expense and Income and Interest Expense

A warrant liability was incurred as a result of warrants we issued in a public offering in September 2009 and are required to be recorded at fair value at each balance sheet date with changes in fair value recorded in earnings. This liability associated with these warrants is calculated at its fair market value using the Black-Scholes option-pricing model and is adjusted at the end of each quarter.  At March 31, 2014, the fair value of this liability was $0 and the resulting benefit was insignificant in the first quarter of 2014. At March 31, 2013, the decrease in the fair value of this liability resulted in the Company recording a non-cash benefit of $4.3 million based on the change in the fair value of the warrants during the first quarter of 2013.

The Company incurred $0.2 million in interest expense in each of the first quarters of 2014 and 2013 in connection with its debt facilities.

Financial Condition, Liquidity and Capital Resources

Since inception, excluding the net aggregate payments received from Boston Scientific of $43 million through the divestiture of our medical device business in 2007 (which we received in installments of $13 million in 2007 and $15 million in each of 2008 and 2009), we have incurred significant losses and negative cash flows from operations.  We have financed our operations primarily through the net proceeds we received in this divesture, subsequent sales of equity, credit facilities and amounts received under our product licensing agreement with Yakult and our technology development agreement with Hisun. The process of developing and commercializing ThermoDox® requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts.  We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future.  Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $175 million at March 31, 2014.

At March 31, 2014, we had total current assets of $52.8 million (including cash, cash equivalents and short term investments and related interest receivable on short term investments of $52.2 million) and current liabilities of $5.2 million, resulting in net working capital of $47.6 million.  At December 31, 2013 we had total current assets of $43.8 million (including cash, cash equivalents and short term investments and related interest receivable on short term investments of $43.1 million) and current liabilities of $4.7 million, resulting in net working capital of $39.1 million.

Net cash used in operating activities for the first quarter of 2014 was $4.8 million.  The net loss for the first quarter of 2014 included $0.6 million in non-cash stock-based compensation expense.

The $4.8 million net cash used in operating activities was mostly funded from cash and short term investments.  At March 31, 2014, we had cash, cash equivalents and short term investments and related interest receivable on short term investments of $52.2 million.

Net cash provided by financing activities was $13.8 million during the first quarter of 2014 which resulted from the net proceeds from sale of 3,603,604 shares of its common stock in a registered direct offering the Company completed in January 2014.

In January 2014, the Company sold in a registered direct offering, an aggregate of 3,603,604 shares of common stock and warrants to purchase up to 1,801,802 shares of Common Stock, for an aggregate purchase price of approximately $15 million.

On November 25, 2013, the Company entered into the Hercules Credit Agreement, pursuant to which the Company may borrow a secured term loan of up to $20 million in multiple tranches. The Company drew the first tranche of $5 million at the closing on November 25, 2013 and used approximately $4 million of the proceeds to repay the outstanding obligations under a loan agreement with Oxford Finance LLC and Horizon Technology Finance Corporation. The Company may request an additional $15 million in up to three advances with each advance in a minimum amount of $5 million, unless otherwise agreed upon by the Company and Hercules, before June 30, 2014 unless extended upon Hercules’ consent. The loan bears an interest at a floating per annum rate equal to the greater of (i) 11.25 percent and (ii) the sum of 11.25 percent plus the prime rate minus 3.25 percent. Payments under the loan agreement are interest only for the first twelve months after loan closing, followed by a 30-month amortization period of principal and interest through the scheduled maturity date.

We believe that our cash and investment resources of $52.2 million on hand at March 31, 2014 are sufficient to fund operations through 2016.  However, our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing, progress and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other unforeseen uses of cash.

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

On February 1, 2013, the Company entered into a Controlled Equity Offering SM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which Celsion may offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (the “ATM Shares“) pursuant to the Company’s previously filed and effective Registration Statement on Form S-3. Under the ATM Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the our common stock or to or through a market maker.  The Company pays Cantor a commission of 3% of the aggregate gross proceeds from each sale of ATM Shares. From February 1, 2013 through February 25, 2013, the Company has sold and issued an aggregate of 1,195,927 shares under the ATM Agreement, receiving approximately $6.8 million in net proceeds. In connection with the registered direct offering in January 2014, the Company agreed not to sell any ATM Shares until July 22, 2014.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet financing arrangements.  There were no material changes during the three months ended March 31, 2014 to our operating leases, which are disclosed in the contractual commitments table in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 13, 2014 with the Securities and Exchange Commission.

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

Item 4.    CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2014, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the Securities and Exchange Commission.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, that occurred during the three months ended  March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.  Risk Factors

The following is a summary of the risk factors, uncertainties and assumptions that we believe are most relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ significantly from anticipated or historical results and our forward-looking statements. Additional risks that we currently believe are immaterial may also impair our business operations. Investors should carefully consider the risks described below before making an investment decision, and you should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. Moreover, we operate in a competitive and rapidly changing environment.  New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.  The description provided in this Item 1A includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 13, 2014 with the Securities and Exchange Commission (SEC).  In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 13, 2014 with the SEC including our consolidated financial statements and related notes, and our other filings made from time to time with the SEC.

RISKS RELATED TO OUR BUSINESS

We have a history of significant losses from operations and expect to continue to incur significant losses for the foreseeable future.

Since our inception, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $175 million at March 31, 2014. For the years ended December 31, 2011, 2012, 2013 and the three months ended March 31, 2014, we incurred a net loss of $23.2 million, $26.6 million, $8.3 million and $5.4 million, respectively. We currently have no product revenue and do not expect to generate any product revenue for the foreseeable future. Because we are committed to continuing our product research, development, clinical trial and commercialization programs, we will continue to incur significant operating losses unless and until we complete the development of ThermoDox® and other new products and these products have been clinically tested, approved by the U.S. Food and Drug Administration (FDA) and successfully marketed. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, us or our collaborators successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third party alternatives for any approved product and raising sufficient funds to finance business activities. If we or our collaborators are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have devoted our resources to developing a new generation of products and will not be able to market these products until we have completed clinical trials and obtain all necessary governmental approvals. Our lead product candidate, ThermoDox®, is still in various stages of development and trials and cannot be marketed until we have completed clinical testing and obtained necessary governmental approval. Following our announcement on January 31, 2013 that the HEAT Study failed to meet its primary endpoint of progression free survival, we continue to follow the patients enrolled in the Heat study to the secondary endpoint, overall survival. Based on the overall survival data from the post-hoc analysis of results from the HEAT Study, launched a pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox® in combination with RFA in primary liver cancer, known as the OPTIMA Study, in the first quarter of 2014. ThermoDox® is currently also being evaluated in Phase II clinical trials and other preclinical studies. We do not expect to realize any revenue from product sales in the next several years, if at all. Accordingly, our revenue sources are, and will remain, extremely limited until our product candidates are clinically tested, approved by the FDA or foreign regulatory agencies and successfully marketed. We cannot guarantee that any of our product candidates will be successfully tested, approved by the FDA or foreign regulatory agency or marketed, successfully or otherwise, at any time in the foreseeable future or at all.

We will need to raise substantial additional capital to fund our planned future operations, and we may be unable to secure such capital without dilutive financing transactions. If we are not able to raise additional capital, we may not be able to complete the development, testing and commercialization of our product candidates.

As of March 31, 2014, we had approximately $52.2 million in cash, cash equivalents and short-term investments. We have substantial future capital requirements to continue our research and development activities and advance our drug candidates through various development stages. For example, ThermoDox® is being evaluated in a Phase II clinical trial for recurrent chest wall breast cancer and other preclinical studies~~,~~ and we launched the OPTIMA study in the first quarter of 2014. We will continue to conduct additional analyses of the data from the HEAT Study to assess the future strategic value of ThermoDox® and are performing sub-group analysis of the Chinese cohort of patients in the HEAT Study and other activities for further development of ThermoDox® for mainland China, Hong Kong and Macau. To complete the development and commercialization of our product candidates, we will need to raise substantial amounts of additional capital to fund our operations. Our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing, progress and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other unforeseen uses of cash. We do not have any committed sources of financing and cannot assure you that alternate funding will be available in a timely manner, on acceptable terms or at all. We may need to pursue dilutive equity financings, such as the issuance of shares of common stock, convertible debt or other convertible or exercisable securities. Such dilutive equity financings could dilute the percentage ownership of our current common stockholders and could significantly lower the market value of our common stock. In addition, a financing could result in the issuance of new securities that may have rights, preferences or privileges senior to those of our existing stockholders.

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

Our research and development activities, pre-clinical tests and clinical trials, and ultimately the manufacturing, marketing and labeling of our products, are all subject to extensive regulation by the FDA and foreign regulatory agencies. Pre-clinical testing and clinical trial requirements and the regulatory approval process typically take years and require the expenditure of substantial resources. Additional government regulation may be established that could prevent or delay regulatory approval of our product candidates. Delays or rejections in obtaining regulatory approvals would adversely affect our ability to commercialize any product candidates and our ability to generate product revenue or royalties.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. Our January 31, 2013 announcement that the HEAT study failed to meet its primary endpoint has resulted in significant volatility and a steep decline in the price of our common stock, a level of decline that could result in securities litigation. Plaintiffs’ securities litigation firms have publicly announced that they are investigating potential securities fraud claims that they may wish to make against us.  The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospect.  The closing price of our common stock as reported on The NASDAQ Capital Market had a high price of $42.12 and a low price of $3.47 in the 52-week period ended December 31, 2013, as adjusted to reflect the 4.5-to-1 reverse split of our common stock effected as of October 28, 2013, and a high price of $4.57 and a low price of $3.03 from January 2, 2014 through May 7, 2014. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of May 7, 2014, we had 17,217,066 shares of common stock outstanding, all of which shares, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, all of the shares of common stock issuable upon exercise of warrants will be freely tradable without restriction or further registration upon issuance.

Our stockholders may experience significant dilution as a result of future equity offerings or issuances and exercise of outstanding options and warrants.

In order to raise additional capital or pursue strategic transactions, we may in the future offer, issue or sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock. Our stockholders may experience significant dilution as a result of future equity offerings or issuance. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders. As of May 7, 2014, we have a significant number of securities convertible into, or allowing the purchase of, our common stock, including 5,069,815 shares of common stock issuable upon exercise of warrants outstanding, 1,175,071 options to purchase shares of our common stock and restricted stock awards outstanding, and 14,475 shares of common stock reserved for future issuance under our stock incentive plans. Under the Controlled Equity OfferingSM Sales Agreement entered into with Cantor Fitzgerald & Co. on February 1, 2013, we may offer and sell, from time to time through “at-the-market” offerings, up to an aggregate of $25 million of shares of our common stock and we only sold $6.8 million under the agreement as of May 7, 2014.

We may be unable to maintain compliance with NASDAQ Marketplace Rules which could cause our common stock to be delisted from The NASDAQ Capital Market. This could result in the lack of a market for our common stock, cause a decrease in the value of an investment in us, and adversely affect our business, financial condition and results of operations.

Our common stock is currently listed on The NASDAQ Capital Market. To maintain the listing of our common stock on The NASDAQ Capital Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and stockholders’ equity of at least $2.5 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and a total market value of listed securities of at least $35 million. As of May 7, 2014, the closing sale price of our common stock was $3.19, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors and 10% or more stockholders) was approximately $54 million and the total market value of our listed securities was approximately $55 million. There is no assurance that we will continue to meet the minimum closing price requirement and other listing requirements. As of March 31, 2014, we had stockholders’ equity of $40.6 million.

On October 28, 2013, we effected a 4.5-to-1 reverse stock split of our common stock primarily for purposes of increasing the market price of our common stock, among others, and our common stock started to trade on the post-split basis on October 29, 2013. Other companies have found that the increased stock prices resulting from reverse splits tend to diminish over time unless supported by positive developments in the business. The closing price of our common stock as reported on The NASDAQ Capital Market has declined from $5.14 on October 29, 2013 to $3.19 on May 7, 2014.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

4.1	Form of Series A Common Stock Purchase Warrant incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed with the SEC on January 21, 2014.

4.2	Form of Series B Common Stock Purchase Warrant incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on January 21, 2014.

10.1

Securities Purchase Agreement dated as of January 15, 2014, by and among Celsion Corporation and the purchasers named therein incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on January 21, 2014.

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

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Balance Sheets, (ii) the unaudited Statements of Operations, (iii) the unaudited Statements of Comprehensive Loss, (iv) the unaudited Statements of Cash Flows, (v) the unaudited Statements of Change in Stockholders' Equity (Deficit), and (vi) Notes to Financial Statements.

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

May 8, 2014

CELSION CORPORATION

Registrant

By:	/s/ Michael H. Tardugno
Michael H. Tardugno
President and Chief Executive Officer

By:	/s/ Jeffrey W. Church
Jeffrey W. Church
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents

4.1	Form of Series A Common Stock Purchase Warrant incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed with the SEC on January 21, 2014.

4.2	Form of Series B Common Stock Purchase Warrant incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on January 21, 2014.

10.1

Securities Purchase Agreement dated as of January 15, 2014, by and among Celsion Corporation and the purchasers named therein incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on January 21, 2014.

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

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Balance Sheets, (ii) the unaudited Statements of Operations, (iii) the unaudited Statements of Comprehensive Loss, (iv) the unaudited Statements of Cash Flows, (v) the unaudited Statements of Change in Stockholders' Equity (Deficit), and (vi) Notes to Financial Statements.

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