Form 10-Q
period 2014-06-30
Celsion CORP
filed 2014-08-07
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐      No ☑

As of August 6, 2014, the Registrant had 19,958,121 shares of Common Stock, $.01 par value per share, outstanding.

CELSION CORPORATION

QUARTERLY REPORT ON

FORM 10-Q

i

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q, including, without limitation, any projections of earnings, revenue or other financial items, any statements of the plans and objectives of management for future operations (including, but not limited to, pre-clinical development, clinical trials, manufacturing and commercialization), any statements concerning proposed drug candidates or other new products or services, any statements regarding future economic conditions or performance, any changes in the course of research and development activities and in clinical trials, any possible changes in cost and timing of development and testing, capital structure, financial condition, working capital needs and other financial items, any changes in approaches to medical treatment, any introduction of new products by others, any possible licenses or acquisitions of other technologies, assets or businesses, our ability to realize the full extent of the anticipated benefits of our acquisition of substantially all of the assets of Egen, Inc., including achieving operational cost savings and synergies in light of any delays we may encounter in the integration process and additional unforseen expenses, any possible actions by customers, suppliers, partners, competitors and regulatory authorities, compliance with listing standards of the NASDAQ Capital Market and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations.

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

Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Celsion,” “we,” “us,” and “our” refer to Celsion Corporation, a Delaware corporation, and its wholly-owned subsidiary CLSN Laboratories, Inc., also a Delaware corporation.

Trademarks

The Celsion brand and product names, including but not limited to Celsion®, ThermoDox®, EGEN®, TheraPlas® and TheraSilence®, contained in this document are trademarks, registered trademarks or service marks of Celsion Corporation or its subsidiary in the United States (U.S.) and certain other countries. This document also contains references to trademarks and service marks of other companies that are the property of their respective owners.

ii

PART I: FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

	June 30, 2014 (unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$9,597,408	$5,718,504
Investment securities – available for sale, at fair value	40,171,059	37,156,381
Accrued interest receivable on investment securities	291,147	212,048
Advances, deposits and other current assets	486,144	675,186
Total current assets	50,545,758	43,762,119

Property and equipment (at cost, less accumulated depreciation of $1,435,190 and $1,264,190, respectively)	850,995	832,886

Other assets:
In-process research and development	25,801,728	–
Goodwill	1,938,814	–
Deposits, deferred fees and other assets	423,858	1,054,942
Patent licensing fees, net	16,875	20,625
Total other assets	28,181,275	1,075,567

Total assets	$79,578,028	$45,670,572

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

(Continued)

	June 30, 2014 (unaudited)	December 31, 2013

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,616,864	$1,452,436
Accrued liabilities	1,873,120	2,707,653
Notes payable – current portion	1,776,603	10,891
Deferred revenue – current portion	500,000	500,000
Total current liabilities	7,766,587	4,670,980

Earnout milestone liability	13,877,659	–
Common stock warrant liability	494,874	3,026
Notes payable, net of discounts	7,868,197	5,000,000
Deferred revenue	3,750,000	4,000,000
Other non-current liabilities	461,449	472,731

Total liabilities	34,218,766	14,146,737

Stockholders' equity:
Preferred stock, $0.01 par value: 100,000 shares authorized; no shares issued or outstanding at June 30, 2014 and December 31, 2013, respectively	–	–
Common stock, $0.01 par value; 75,000,000 shares authorized; 20,082,353 and 13,737,970 shares issued at June 30, 2014 and December 31, 2013, and 19,958,121 and 13,604,975 shares outstanding at June 30, 2014 and December 31, 2013, respectively	200,824	137,380
Additional paid-in capital	228,944,110	203,139,142
Accumulated other comprehensive loss	(11,829)	(44,166)
Accumulated deficit	(181,512,022)	(169,287,157)
Subtotal	47,621,083	33,945,199
Treasury stock, at cost (124,232 and 132,995 shares at June 30, 2014 and December 31, 2013, respectively)	(2,261,821)	(2,421,364)

Total stockholders' equity	45,359,262	31,523,835

Total liabilities and stockholders' equity	$79,578,028	$45,670,572

See accompanying notes to the financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Licensing revenue	$125,000	$125,000	$250,000	$250,000

Operating expenses:
Research and development	3,165,473	2,022,576	6,058,641	5,225,753
General and administrative	2,305,208	1,950,720	4,739,065	3,639,449
Acquisition costs	1,067,267	–	1,067,267	–
Total operating expenses	6,537,948	3,973,296	11,864,973	8,865,202

Loss from operations	(6,412,948)	(3,848,296)	(11,614,973)	(8,615,202)

Other (expense) income:
(Loss) gain from change in valuation of common stock warrant liability	(18,613)	4,380,120	(15,587)	8,660,417
Investment income, net	23,734	67,132	30,753	83,695
Interest expense	(263,115)	(176,211)	(493,828)	(357,139)
Other expense	(2,488)	(1,861)	(2,488)	(1,861)
Total other (expense) income, net	(260,482)	4,269,180	(481,150)	8,385,112

Net income (loss)	(6,673,430)	420,884	(12,096,123)	(230,090)

Non-cash deemed dividend from beneficial conversion feature on convertible preferred stock	–	─	–	(4,601,410)

Net (loss) income attributable to common shareholders	$(6,673,430)	$420,884	$(12,096,123)	$(4,831,500)

Net income (loss) attributable to common shareholders per common share
Basic and diluted	$(0.38)	$0.03	$(0.71)	$(0.45)

Weighted average shares outstanding
Basic	17,526,531	12,087,004	16,931,914	10,807,003

Diluted	17,526,531	13,617,726	16,931,914	10,807,003

See accompanying notes to the financial statements.

CELSION CORPORATION

 CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Other comprehensive (loss) gain

Changes in:
Realized loss on investment securities recognized in investment income, net	$3,081	$136,943	$23,691	$190,683

Unrealized gain (loss) on investment securities	12,987	(192,228)	8,646	(277,917)
Other comprehensive gain (loss)	16,068	(55,285)	32,337	(87,234)

Net (loss) income	(6,673,430)	420,884	(12,096,123)	(230,090)
Comprehensive (loss) income	(6,657,362)	$365,599	$(12,063,786)	$(317,324)

See accompanying notes to the financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(12,096,123)	$(230,090)
Non-cash items included in net loss:
Depreciation and amortization	174,750	153,750
Change in fair value of common stock warrant liability	15,587	(8,660,417)
Deferred revenue	(250,000)	(250,000)
Stock-based compensation	1,721,476	734,673
Treasury shares issued for services and 401(k) matching contributions	30,801	20,835
Change in deferred rent liability	(11,280)	(8,563)
Amortization of deferred finance charges and debt discount associated with notes payable	176,229	62,823
Loss on sale of investment securities	23,691	190,683
Cash received for non-refundable technology transfer fee	–	5,000,000
Net changes in:
Accrued interest on short term investments and other current assets	109,943	(166,666)
Accounts payable	1,932,916	(817,058)
Accrued liabilities	(834,533)	572,880
Net cash used in operating activities:	(9,006,543)	(3,397,150)

Cash flows from investing activities:
Purchases of investment securities	(22,491,879)	(39,995,066)
Proceeds from sale and maturity of investment securities	19,490,000	5,048,000
Cash used in acquisition of EGEN, Inc. (net of cash received)	(2,820,849)	–
Refund of deposit for letter of credit	50,000	50,000
Purchases of property and equipment	(119,745)	(57,494)
Net cash used in investing activities	(5,892,473)	(34,954,560)

Cash flows from financing activities:
Proceeds from sale of common stock equity, net of issuance costs	13,788,811	15,640,213
Proceeds from sale of preferred stock, net of issuance costs	─	13,616,442
Proceeds from exercise of common stock warrants	─	261,944
Proceeds from exercise of options to purchase common stock	─	181,337
Proceeds from note payable	5,000,000	─
Principal payments on notes payable	(10,891)	(319,188)
Net cash provided by financing activities	18,777,920	29,380,748

Increase (decrease) in cash and cash equivalents	3,878,904	(8,970,962)
Cash and cash equivalents at beginning of period	5,718,504	14,991,488
Cash and cash equivalents at end of period	$9,597,408	$6,020,526

Supplemental disclosures of cash flow information:
Interest paid	$317,600	$247,899

Fair value of common stock issued in acquisition of Egen, Inc. assets	$10,852,766	$ ─

See accompanying notes to the financial statements.

CELSION CORPORATION

 NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

Note 1.   Business Description

Celsion Corporation, a Delaware corporation based in Lawrenceville, New Jersey, and its wholly owned subsidiary, CLSN Laboratories, Inc., also a Delaware corporation, referred to herein as “Celsion”, “we”, or “the Company,” as the context requires, is a fully-integrated oncology drug development company focused on developing a portfolio of innovative cancer treatments, including directed chemotherapies, immunotherapies and RNA- or DNA-based therapies. Our lead program is ThermoDox®, a proprietary heat-activated liposomal encapsulation of doxorubicin, currently in Phase III development for the treatment of primary liver cancer. Our pipeline also includes EGEN-001, a DNA-based immunotherapy for the localized treatment of ovarian and brain cancers. We have three platform technologies for the development of treatments for those suffering with difficult-to-treat forms of cancer, novel nucleic acid-based immunotherapies and other anti-cancer DNA or RNA therapies, including TheraPlas® and TheraSilence®. We are working to develop and commercialize more efficient, effective and targeted oncology therapies based on our technologies, with the goal to develop novel therapeutics that maximize efficacy while minimizing side-effects common to cancer treatments.

Note 2.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Celsion Corporation and CLSN Laboratories, Inc. have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  All intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 13, 2014 with the Securities and Exchange Commission.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606). This guidance is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. It will be effective for our first quarter of 2017 and early adoption is not permitted. We are currently evaluating the impact of adoption of this new accounting pronouncement on our financial statements.

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

On October 28, 2013, the Company effected a 4.5-to-1 reverse stock split of its common stock which was made effective for trading purposes as of the commencement of trading on October 29, 2013. Immediately prior to the reverse stock split, the Company had 61,226,873 shares of common stock outstanding were combined and converted into 13,604,975 shares of the Company’s common stock as a result of the reverse stock split. All share, and per share amounts related to common stock, preferred stock, stock options, warrants and restricted stock included in these financial statements have been restated to reflect the reverse stock split. In addition, in accordance with Accounting Standards Update (ASU) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash, the changes in the Company’s common stock as a result of the reverse stock split require the per share components of the current and prior period financial statements presented be based on the new number of shares. Therefore, net loss per common share for the three and six months ended June 30, 2013 have been adjusted to reflect post reverse stock split shares.

For the three and six month periods ended June 30, 2014 and the six month period ended June 30, 2013, diluted loss per common share was the same as basic loss per common share as all options and warrants that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. The total number of shares of common stock issuable upon exercise of warrants and equity awards for the six month periods ended June 30, 2014 and 2013 were 6,948,415 and 3,979,716, respectively.

Note 5.   Investment Securities - Available For Sale

Investment securities available for sale of $40,171,059 and $37,156,381 as of June 30, 2014 and December 31, 2013, respectively, consist of commercial paper and corporate debt securities.  They are valued at fair value, with unrealized gains and losses reported as a separate component of Stockholders’ Equity in Accumulated Other Comprehensive Loss.

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

A summary of the cost, fair value and bond maturities of the Company’s investment securities is as follows:

	June 30, 2014		December 31, 2013
	Cost	Fair Value	Cost	Fair Value
Corporate bond maturities
Within 3 months	$7,817,919	$7,817,694	$7,799,032	$7,797,689
Between 3-12 months	32,364,968	32,353,365	29,401,543	29,358,692
Total	$40,182,887	$40,171,059	$37,200,576	$37,156,381

The following table shows the Company’s investment securities with unrealized holding gains and losses and their fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013.  The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	June 30, 2014		December 31, 2013
Description of Securities	Fair Value	Unrealized Holding Gains (Losses)	Fair Value	Unrealized Holding Gains (Losses)

Available for Sale (all unrealized holding gains and losses are less than 12 months at date of measurement)
Bonds – corporate issuances with unrealized gains	$6,309,709	$2,882	$6,650,095	$1,907
Bonds – corporate issuances with unrealized losses	33,861,350	(14,711)	30,506,286	(46,073)
Total	$40,171,059	$(11,829)	$37,156,381	$(44,166)

Investment income which includes interest and dividends and gross realized gains and losses on sales of available for sale securities is summarized as follows:

	Three Months Ended June 30,
Description of Securities	2014	2013

Interest and dividend income	$26,815	$204,075
Realized losses	(3,081)	(136,943)
Investment income, net	$23,734	$67,132

	Six Months Ended June 30,
Description of Securities	2014	2013

Interest and dividend income	$54,444	$274,378
Realized losses	(23,691)	(190,683)
Investment income, net	$30,753	$83,695

The following table presents the change, by component, in accumulated other comprehensive loss for the first six months of 2014.

Accumulated Other Comprehensive Loss
Balance at January 1, 2014	$(44,166)

Unrealized gains on investment securities	8,646
Realized loss reclassified from other accumulated comprehensive loss	23,691
Net other comprehensive loss, net	32,337

Balance at June 30, 2014	$(11,829)

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

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The common stock warrant liability has been valued using the Black-Scholes option pricing model, the inputs of which are more fully described in Note 13 to the financial statements.

Cash and cash equivalents, other current assets, accounts payable and other accrued liabilities are reflected in the balance sheet at their estimated fair values primarily due to their short-term nature. The following table presents information about assets and liabilities recorded at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 on the Company’s Balance Sheets:

	Total Fair Value on the Balance Sheet	Quoted Prices In Active Markets For Identical Assets /Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Recurring items as of June 30, 2014
Short-term investments available for sale Bonds – corporate issuances	$40,171,059		$40,171,059	$	─	$	─

Non-recurring items as of June 30, 2014
In-process research and development	$25,801,728	$	─	$	─		$25,801,728

Goodwill	$1,938,814	$	─	$	─		$1,938,814

Recurring items as of December 31, 2013
Short-term investments available for sale Bonds – corporate issuances	$37,156,381		$37,156,381	$	─	$	─

Liabilities:
Recurring items as of June 30, 2014
Common stock warrant liability	$494,874	$	─	$	─		$494,874

Earnout milestone liability	$13,877,659	$	─	$	─		13,877,659

As of December 31, 2013
Common stock warrant liability	$3,026	$	─	$	─		$3,026

There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the six months ended June 30, 2014.

Note 7. Acquisition of EGEN, Inc.

On June 20, 2014, Celsion completed the acquisition of substantially all of the assets of EGEN, Inc., an Alabama Corporation (EGEN) pursuant to an Asset Purchase Agreement (EGEN Purchase Agreement). CLSN Laboratories, Inc., a Delaware corporation and a wholly-owned subsidiary of Celsion (CLSN Laboratories), acquired all of EGEN’s right, title and interest in and to substantially all of the assets of EGEN, including cash and cash equivalents, patents, trademarks and other intellectual property rights, clinical data, certain contracts, licenses and permits, equipment, furniture, office equipment, furnishings, supplies and other tangible personal property. In addition, CLSN Laboratories assumed certain specified liabilities of EGEN, including the liabilities arising out of the acquired contracts and other assets relating to periods after the closing date.

The total aggregate purchase price for the acquisition is up to $44.4 million, which includes potential future payments of up to $30.4 million contingent upon achievement of certain milestones set forth in the EGEN Purchase Agreement (Earnout Payments). At the closing, Celsion paid approximately $3.0 million in cash after expense adjustment and issued 2,712,188 shares of its common stock to EGEN. The shares of Celsion’s common stock were issued in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof. In addition, 670,070 shares of Celsion common stock are issuable to EGEN on or after August 2, 2016 pending satisfactory resolution of any post-closing adjustments of expenses and EGEN’s indemnification obligations under the EGEN Purchase Agreement (Holdback Shares).

The Earnout Payments of up to $30.4 million will become payable, in cash, shares of Celsion common stock or a combination thereof, at Celsion’s option, as follows:

●	$12.4 million will become payable upon achieving certain specified development milestones relating to an EGEN-001 ovarian cancer study to be conducted by Celsion or its subsidiary;

●

$12.0 million will become payable upon achieving certain specified development milestones relating to an EGEN-001 glioblastoma multiforme brain cancer study to be conducted by Celsion or its subsidiary; and

●

up to $6.0 million will become payable upon achieving certain specified development milestones relating to the TheraSilence technology acquired from EGEN in the acquisition. Celsion's obligations to make the Earnout Payments will terminate on the seventh anniversary of the closing date.

On June 9, 2014, Celsion borrowed an additional $5 million pursuant to a certain Loan and Security Agreement dated as of November 25, 2013, by and between Celsion and Hercules Technology Growth Capital, Inc. (see Note 10).   Celsion used the loan proceeds to pay the upfront cash payment at closing and certain transaction costs incurred by Celsion in connection with the acquisition.

The EGEN Purchase Agreement contains customary representations and warranties regarding EGEN and Celsion, covenants regarding the conduct of EGEN’s business prior to the consummation of the acquisition, indemnification provisions, termination and other provisions customary for transactions of this nature.

The acquisition of EGEN was accounted for under the acquisition method of accounting which required the Company to perform an allocation of the purchase price to the assets acquired and liabilities assumed. The fair value of the consideration transferred for the acquisition is approximately $27.6 million determined as follows:

Consideration Paid at Closing
Cash, net of cash acquired	$2,821,000
Celsion common stock (2,712,188 shares valued at $3.48 which was the last closing price of our common stock at the time of closing the transaction on June 20, 2014)	9,438,000

Future Consideration
Holdback Shares (670,070 shares of Celsion common stock which were discounted by 38% to reflect the cost of the restriction)	1,441,000
Earnout Payments (at fair value*)	13,878,000

Total fair value of consideration	$27,578,000
*The difference between the aggregate $30.4 million in future Earnout Payments and the $13.9 million included in the fair value of the acquisition consideration was based on the Company's risk-adjusted assessment of each milestone and utililizing a discount rate based on the estimated time to achieve the milestone.

Under the acquisition method of accounting, the total purchase price is allocated to EGEN’s net tangible and intangible assets and liabilities based on their estimated fair values as of the acquisition date. The table below summarizes the preliminary estimated fair values of EGEN’s net tangible and intangible assets and liabilities on the acquisition date. The purchase price allocations are preliminary and subject to change as more detailed analyses are completed and additional information with respect to the fair values of the assets and liabilities acquired becomes available.

Property and equipment, net	35,000
In-process research and development	25,802,000
Goodwill	1,939,000

Total assets:	27,776,000

Accounts payable and accrued liabilities	(198,000)

Net assets acquired	$27,578,000

The preliminary purchase price exceeds the estimated fair value of the net assets acquired by approximately $1.9 million which was recorded as goodwill. Transaction costs associated with the EGEN are included in Acquisition Costs in the Condensed Consolidated Statement of Operations and totaled $1,067,267 during the three and six months ended June 30, 2014, respectively.

Acquired In-Process Research and Development (IPR&D)

Acquired IPR&D consists of EGEN's drug technology platforms: TheraPlas®  and TheraSilence®. The fair value of the IPR&D drug technology platforms was estimated to be $25.8 million as of the acquisition date using the Multi-Period Excess Earnings Method (MPEEM) which is a form of the income approach. Under the MPEEM, the fair value of an intangible asset is equal to the present value of the asset’s incremental after-tax cash flows (excess earnings) remaining after deducting the market rates of return on the estimated value of contributory assets (contributory charge) over its remaining useful life.

To calculate fair value of the IPR&D programs under the MPEEM, we used projected cash flows discounted at a rate considered appropriate given the significant inherent risks associated with drug development by development-stage companies. Cash flows were calculated based on estimated projections of revenues and expenses related to the IPR&D programs and then reduced by a contributory charge on requisite assets employed. Contributory assets included debt-free working capital, net fixed assets and assembled workforce. Rates of return on the contributory assets were based on rates used for comparable market participants. Cash flows were assumed to extend through a seven-year market exclusivity period. The resultant cash flows were then discounted to present value using a weighted-average cost of equity capital for companies with profiles substantially similar to that of Celsion, which we believe represents the rate that market participants would use to value the assets. The projected cash flows were based on significant assumptions, including the indication in which we will pursue development of IPR&D programs, the time and resources needed to complete the development and regulatory approval of IPR&D programs, estimates of revenue and operating profit related to the program considering its stage of development, the life of the potential commercialized product, market penetration and competition, and risks associated with achieving commercialization, including delay or failure to obtain regulatory approvals to conduct clinical studies, failure of clinical studies, delay or failure to obtain required market clearances, and intellectual property litigation.

As of the closing of the acquisition, the IPR&D is considered indefinite lived intangible assets and will not be amortized. IPR&D will be reviewed for possible impairment on an annual basis or more frequently if events are indicative of impairment.

Pro Forma Information

The following unaudited pro forma information presents our condensed results of operations as if the acquisition of EGEN had occurred on January 1, 2013:

	Three months ended June 30,
	2014	2013
Revenues	$125,000	$156,907
Loss from operations	(7,380,860)	(4,552,285)
Net loss applicable to common stock	(7,600,511)	(259,195)

	Six months ended June 30,
	2014	2013
Revenues	$250,000	$281,907
Loss from operations	(13,283,198)	(10,128,260)
Net loss applicable to common stock	(13,607,553)	(6,295,625)

The above unaudited pro forma condensed consolidated financial information is presented for illustrative purposes only. It is not necessarily indicative of what the results of operations actually would have been had the acquisition been completed on the date indicated. In addition, it does not purport to project the future operating results of the combined entity.

The operations of EGEN were included with our operations from the period of closing of the acquisition on June 20, 2014 to the end of June 30, 2014. For the three and six month periods ended June 30, 2014, the Company’s Statement of Operations included $169,000 of operating expenses related to the operations of the acquired business.

Note 8. Goodwill and IPR&D

At June 30, 2014 and December 31, 2013, our goodwill and IPR&D consisted of the following:

	June 30,	December 31,
	2014	2013
In-process research and development	$25,801,728	$–
Goodwill	1,938,814
Total goodwill and in-process research and development	$27,740,542	$–

Goodwill represents the difference between the total purchase price for the net assets purchased from EGEN, Inc. and the aggregate fair values of tangible and intangible assets acquired, less liabilities assumed. We will test our goodwill for impairment annually and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying amount may be impaired.

In-process research and development consists of the estimated fair values of the IPR&D programs as of their respective acquisition dates. We will test our IPR&D for impairment annually and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying amount may be impaired.

Note 9. Accrued Liabilities

Accrued liabilities at June 30, 2014 and December 31, 2013 include the following:

	June 30, 2014	December 31, 2013
Amounts due to contract research organizations and other contractual agreements	$1,221,577	$1,711,934
Accrued payroll and related benefits	536,408	900,434
Accrued professional fees	13,885	63,500
Accrued interest on notes payable	81,250	─
Other	20,000	31,785

Total accrued liabilities	$1,873,120	$2,707,653

Note 10.  Note Payable

Hercules Credit Agreement

In November 2013, the Company entered into a loan agreement with Hercules Technology Growth Capital, Inc. (“Hercules”) which permits up to $20 million in capital to be distributed in multiple tranches (the “Hercules Credit Agreement”). The Company drew the first tranche of $5 million upon closing of the Hercules Credit Agreement in November 2013 and used approximately $4 million of the proceeds to repay the outstanding obligations under its loan agreement with Oxford Finance LLC and Horizon Technology Finance Corporation as discussed further below. On June 10, 2014, the Company closed the second $5 million tranche under the Hercules Credit Agreement. The proceeds were used to fund the $3.0 million upfront cash payment associated with Celsion's acquisition of EGEN, Inc., as well as the Company’s transaction costs associated with the EGEN acquisition.  Upon the closing of this second tranche, the Company has drawn down a total of $10 million under the Hercules Credit Agreement.

The Company anticipates that it will use any additional funding up to $10 million as provided under the Hercules Credit Agreement for working capital or in support of its previously announced strategic acquisition initiative, which is designed to identify new technologies and clinical stage products for its development pipeline.

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

As a fee in connection with the Hercules Credit Agreement, the Company issued Hercules a warrant for a total of 194,986 shares of the Company’s common stock (the “Hercules Warrant”) at a per share exercise price of $3.59, with 50% immediately exercisable for cash or by net exercise from November 25, 2013 and the remaining 50% to be exercisable upon Hercules funding any subsequent tranches. The Hercules Warrant will expire November 25, 2018. Hercules has certain rights to register the common stock underlying the Hercules Warrant pursuant to a Registration Rights Agreement with the Company dated November 25, 2013. The registration rights expire on the date when such stock may be sold under Rule 144 without restriction or upon the first year anniversary of the registration statement for such stock, whichever is earlier.

The Company valued the Hercules Warrant issued at the inception of the loan using the Black-Scholes option pricing model and recorded $521,763 in 2013 as deferred financing fees.  In calculating the value of the warrants, the Company assumed a volatility rate of 102%, risk free interest rate of 1.37%, an expected life of 5 years, a stock price of $3.55 (closing price on date of the Hercules Warrant) and no expected forfeitures nor dividends.  In the second quarter of 2014, the Company reassessed the classification of the warrants and concluded the original amount should be reclassified from deferred financing fees and equity. Therefore, other assets and additional paid in capital were both reduced by the $521,763. The Company then valued 50% of the warrants that were vested as of the inception of the loan and recorded $260,928 as a debt discount to be amortized as interest expense using the effective interest method over the life of the loan and recognized a warrant liability for this amount. In connection with the closing of the second $5 million tranche on June 9, 2014, the Company then valued the remaining 97,493 warrants as they vested as of the date and recorded $215,333 as a debt discount to be amortized as interest expense using the effective interest method over the life of the loan and recognized a warrant liability for this amount. In calculating the value of the warrants, the Company assumed a volatility rate of 104%, risk free interest rate of 1.69%, an expected remaining life of 4.5 years, a stock price of $3.07 (closing price June 9, 2014) and no expected forfeitures nor dividends.   The warrant liability will be fair valued at the end of each quarter and the resulting change in fair value will be recognized in net income.

Also in connection with each of the $5.0 million tranches, the Company will be required to pay an end of term charge equal to 3.5% of each original loan amount at time of maturity. Therefore, these amounts totaling $350,000 are being amortized interest expense using the effective interest method over the life of the loan.

For the six months ended June 30, 2014, the Company incurred $317,188 in interest expense and amortized $176,229 as interest expense for deferred fees, debt discount and end of term charges in connection with the Hercules Credit Agreement.

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

Following is a schedule of future principle payments before debt discount due on the Hercules Credit Agreement:

For the year ending June 30,

2015	$1,776,603
2016	3,865,219
2017	4,358,178
2018	–

Total	$10,000,000

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

Capital Lease

In November 2011, the Company financed $144,448 of lab equipment through a capital lease.  This lease obligation has thirty monthly payments of $5,651 through February 2014.  During the first half of 2014, the Company made principal and interest payments totaling $11,303 to satisfy the remaining obligation under this capital lease.

Note 11. Stockholders’ Equity

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

Reverse Stock Split

On October 28, 2013, the Company effected a 4.5-to-1 reverse stock split of its common stock which was made effective for trading purposes as of the commencement of trading on October 29, 2013. As of October 28, 2013, each nine shares of issued and outstanding common stock and equivalents were combined and converted into two shares of common stock outstanding at the time of the reverse stock split.  Weighted average shares outstanding and net income (loss) attributable to common stockholders of the Company for the three and six months ended June 30, 2013 have been adjusted to reflect the reverse stock split.

Note 12. Stock Based Compensation

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

In 2007, the Company adopted the Celsion Corporation 2007 Stock Incentive Plan (the “2007 Plan”) under which 222,222 shares were authorized for issuance. The purpose of the 2007 Plan is to promote the long-term growth and profitability of the Company by providing incentives to improve stockholder value and enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility.  The 2007 Plan permits the granting of equity awards in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, and performance awards, or in any combination of the foregoing.  At the Annual Meetings of Stockholders of Celsion held on June 25, 2010, June 7, 2012 and June 20, 2014, the stockholders approved amendments to the Plan.  The only material difference between the original Plan and the amended Plan was the number of shares of common stock available for issuance under the amended Plan which was increased by 222,222 to a total of 444,444 shares in 2010, by 500,000 to a total of 944,444 shares in 2012 and by 2,500,000 to 3,444,444.

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

The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Six Months Ended June 30,
	2014	2013
Risk-free interest rate	2.63 - 2.75%	0.85-1.19%
Expected volatility	98.7 – 100.7%	83.4 – 97.8%
Expected life (in years)	10.00	5.25 – 6.0
Expected forfeiture rate	5%	5 – 7.5%
Expected dividend yield	0.0%	0.0%

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

A summary of the Company’s stock option and restricted stock awards for the six months ended June 30, 2014 is as follows:

	Stock Options		Restricted Stock Awards
Equity Awards	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Contractual Terms of Equity Awards (in years)

Equity awards outstanding at December 31, 2013	861,905	$12.30	2,112	$16.29
Equity awards granted	1,045,433	$3.55	19,250	$3.55
Equity awards exercised	–	–	(6,091)	$8.00
Equity awards forfeited, cancelled or expired	(44,009)	$22.31	–	–

Equity awards outstanding at June 30, 2014	1,863,329	$7.15	15,271	$3.54	8.02

Aggregate intrinsic value of outstanding awards at June 30, 2014	$–		$54,039

Equity awards exercisable at June 30, 2014	1,033,290	$10.26			6.72

Aggregate intrinsic value of awards exercisable at June 30, 2014	$–

Total compensation cost related to employee stock options and restricted stock awards amounted to $1,035,196 and $471,481 for the three months ended June 30, 2014 and 2013, respectively.  Total compensation cost related to employee stock options and restricted stock awards amounted to $1,721,476 and $ 734,673 for the six months ended June 30, 2014 and 2013, respectively. No compensation cost related to share-based payments arrangements was capitalized as part of the cost of any asset as of June 30, 2014 and 2013.

As of June 30, 2014, there was $2.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.8 years. The weighted average grant-date fair value was $3.19 and $4.41 per share for the options granted during the six months ended June 30, 2014 and 2013, respectively.  The weighted average grant-date fair value was $3.72 for the restricted stock awards granted during the six months ended June 30, 2014.  The Company granted 19,250 restricted stock awards during the first six months of 2014. No restricted stock grants were issued in the first six months of 2013.

Collectively, for all the stock option plans as of June 30, 2014, there were a total of 3,695,611 shares reserved, which were comprised of 1,878,600 equity awards granted and 1,817,011 equity awards available for future issuance.

Note 13. Warrants

Common Stock Warrants

Following is a summary of all warrant activity for the six months ended June 30, 2014:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price

Warrants outstanding at December 31, 2013	3,268,013	$10.43

Warrants granted in connection with the January 2014 Common Stock Offering, as more fully described in Note 11	1,801,802	$4.10

Warrants exercised for common stock	–	–

Warrants outstanding at June 30, 2014	5,069,815	$8.18

Aggregate intrinsic value of outstanding warrants at June 30, 2014	$-

Weighted average remaining contractual terms (in years)	2.9

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

The fair value of the warrants at June 30, 2014 and December 31, 2013 was $476,261 and $3,026, respectively, calculated using the Black-Scholes option-pricing model with the following ranges of assumptions:

	June 30, 2014	December 31, 2013
Risk-free interest rate	0.11- 1.62%	0.13%
Expected volatility	31.6 – 103.4%	64.74%
Expected life (in years)	0.75 – 4.5	1.25
Expected forfeiture rate	0.0%	0.0%
Expected dividend yield	0.00%	0.00%

The following is a summary of the changes in the common stock warrant liability for the six months ended June 30, 2014:

Beginning balance as of January 1, 2014	$3,026

Fair value of warrants classified as liability (see note 10)	476,261

Loss from the adjustment for the change in fair value included in net income	15,587
Ending balance as of June 30, 2014	$494,874

Prior to the closing of the May 2013 Common Stock Offering, there were an insufficient number of authorized shares to complete the transaction.  The investors in the May 2013 Common Stock Offering also held warrants to purchase common stock of the Company which were issued in connection with previous offerings. Concurrent with the closing of the May 2013 Common Stock Offering, the institutional investors agreed to waive their rights to exercise these warrants to purchase 1,398,816 shares of common stock of the Company (the “Waived Warrants”) until the Company obtained stockholders’ approval to increase the number of its authorized shares of common stock in conjunction with the proposed reverse stock split of its outstanding shares of common stock. At the Company’s 2013 Annual Meeting of Stockholders held on July 19, 2013, the Company’s stockholders voted to approve the proposal to grant discretionary authority to the Board of Directors to amend the Certificate of Incorporation of the Company, as amended, to effect, at any time on or prior to the date of the 2014 Annual Meeting of Stockholders, a reverse stock split at an exchange ratio within the specified range and to set the number of authorized shares effective immediately after the reverse stock split at 75 million shares. On October 28, 2013, the Company announced that it effected a 1-for-4.5 reverse stock split of its common stock. See the section titled “Reverse Stock Split” in Note 12 above for further information.

Prior to the closing of the May 2013 Common Stock Offering, the warrants described above were originally recorded as equity at the fair value on the date of issuance.  In accordance with ASC 815-40, Derivative Instruments and Hedging - Contracts in Entity’s Own Equity, the Waived Warrants were required to be liability classified immediately after the closing of the May 2013 Common Stock Offering on June 3, 2013 because there were an insufficient number of common shares authorized to permit the full exercise of the warrants.  Therefore on June 3, 2013, the Company reclassified the fair value of the Waived Warrants totaling approximately $9.1 million from equity to a liability.  The Waived Warrants were required to be recorded at fair value at each balance sheet date with changes in fair value recorded in earnings until such time as there were a sufficient number of common shares authorized to permit the full exercise of the warrants (see Note 11).

As a result of this change in the warrant liability in the aggregate at June 30, 2013 (which included the valuations of warrants from both the September 2009 register direct financing and the warrants waived in the May 2013 Common Stock Offering), the Company recorded a non-cash benefit of $8.7 million in the six months ended June 30, 2013. In connection with the reverse stock split as more fully described above in Note 12, these warrants were valued as of October 28, 2013, and the Company reclassified the fair value of the Waived Warrants totaling approximately $5.3 million from a liability to equity at that time.

Following is a summary list of the Waived Warrants associated with the May 30, 2013 Common Stock Offering and warrants from the September 2009 registered direct offering:

Shares of common stock associated with the Waived Warrants	Expiration Date of Waived Warrants	Strike Price	Per Share Fair Value on June 3, 2013	Per Share Fair Value on June 30, 2013

1,323,496	2/26/2018	$5.31	$6.60	$3.33
31,243	7/25/2016	$18.99	$4.41	$1.93
12,628	7/6/2016	$14.09	$4.81	$2.15
31,448	11/25/2017	$12.47	$5.56	$2.66

Shares of common stock associated with warrants issued in the September 2009 registered direct offering	Expiration Date of warrants issued in the September 2009 registered direct offering	Strike Price	Per Share Fair Value on June 30, 2013

448,478	March 31, 2015	$23.58	$0.71

Assumptions used in the valuation of the Waived Warrants associated with the May 30, 2013 Common Stock Offering and warrants from the September 2009 registered direct offering are as follows:

	June 3, 2013	June 30, 2013

Risk-free interest rate	0.50 - 1.03%	0.36 - 1.41%
Expected volatility	102.9 - 110.9%	103.4 - 147.3%
Expected life (in years)	3.1 - 4.7	1.75 - 4.70
Expected forfeiture rate	0.0%	0.0%
Expected dividend yield	0.00%	0.00%

Note 14. Contingent Liabilities and Commitments

In July 2011, the Company, as a tenant, and a landlord executed a lease (the “Lease”) for a 10,870 square foot premises located in Lawrenceville, New Jersey.  In October 2011, the Company relocated its offices to Lawrenceville, New Jersey from Columbia, Maryland.  The Lease has a term of 66 months and provides for 6 months of free rent; with the first monthly rent payment of approximately $23,000 paid in April 2012.  Also, as required by the Lease, the Company provided Brandywine with an irrevocable and unconditional standby letter of credit for $250,000, which the Company secured with an escrow deposit at its banking institution of this same amount.  The standby letter of credit will be reduced by $50,000 on each of the 19th, 31st and 43rd months from the initial term, with the remaining $100,000 amount remaining until the term of the Lease has expired. In connection with two $50,000 reductions of the standby letter of credit in April 2013 and 2014, the Company reduced the escrow deposit by $50,000 each time.

Note 15. Technology Development and Licensing Agreements

Technology Development Contract and Commercial Supply Agreement with Zhejiang Hisun Pharmaceutical Co. Ltd.

On May 7, 2012 the Company entered into a long term commercial supply agreement with Zhejiang Hisun Pharmaceutical Co. Ltd. (“Hisun”) for the production of ThermoDox® in mainland China, Hong Kong and Macau (the “China territory”).  In accordance with the terms of the agreement, Hisun will be responsible for providing all of the technical and regulatory support services, including the costs of all technical transfer, registration and bioequivalence studies, technical transfer costs, Celsion consultative support costs and the purchase of any necessary equipment and additional facility costs necessary to support capacity requirements for the manufacture of ThermoDox®.  Celsion will repay Hisun for the aggregate amount of these development costs and fees commencing on the successful completion of three registration batches of ThermoDox®.  Hisun is also obligated to certain performance requirements under the agreement.  The agreement will initially be limited to a percentage of the production requirements of ThermoDox® in the China territory with Hisun retaining an option for additional global supply after local regulatory approval in the China territory.  In addition, Hisun will collaborate with Celsion around the regulatory approval activities for ThermoDox® with the China State Food and Drug Administration (CHINA FDA).  As of June 30, 2014, the Company has incurred approximately $371,000 in costs to be reimbursed to Hisun.

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

Development, Product Supply and Commercialization Agreement with Yakult Honsha

In the fourth quarter of 2008, the Company entered into a Development, Product Supply and Commercialization Agreement with Yakult Honsha Co. LTD (Yakult) under which Yakult was granted the exclusive right to commercialize and market ThermoDox® for the Japanese market.  We were paid a $2.5 million up-front licensing fee and we have the potential to receive additional payments from Yakult upon receipt of marketing approval by the Japanese Ministry of Health, Labor and Welfare as well as upon the achievement of certain levels of sales and approval for new indications. We will receive double digit escalating royalties on the sale ThermoDox® in Japan, when and if any such sales occur.  We also will be the exclusive supplier of ThermoDox® to Yakult.

In January 2011, the Company amended its Development, Product Supply and Commercialization Agreement with Yakult to provide for up to $4.0 million in an accelerated partial payment to the Company of a future drug approval milestone, which included $2.0 million paid to the Company upon the closing of the preferred equity financing the Company conducted in January 2011 and an additional $2.0 million conditioned upon the resumption of enrollment of Japanese patients in the Japan cohort of the HEAT Study.  In consideration of these accelerated milestone payments from Yakult, the Company agreed to reduce future drug approval milestone payments by approximately 40%.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Statements and terms such as “expect”, “anticipate”, “estimate”, “plan”, “believe” and words of similar import regarding our expectations as to the development and effectiveness of our technologies, the potential demand for our products, and other aspects of our present and future business operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, readers should specifically consider the various factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 13, 2014 with the Securities and Exchange Commission and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed on May 8, 2014 with the Securities and Exchange Commission, which factors include, without limitation, plans and objectives of management for future operations or programs or proposed new products or services; changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing; possible changes in capital structure, financial condition, working capital needs and other financial items; changes in approaches to medical treatment; clinical trial analysis and future plans relating thereto; our ability to realize the full extent of the anticipated benefits of our acquisition of substantially all of the assests of Egen, Inc., including achieving operational cost savings and synergies in light of any delays we may encounter in the integration process and additional unforeseen expenses; introduction of new products by others; possible licenses or acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, partners, competitors and regulatory authorities. These and other risks and uncertainties could cause actual results to differ materially from those indicated by forward-looking statements.

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

Strategic and Clinical Overview

Celsion is a fully-integrated oncology drug development company focused on developing a portfolio of innovative cancer treatments, including directed chemotherapies, immunotherapies and RNA- or DNA-based therapies. Our lead program is ThermoDox®, a proprietary heat-activated liposomal encapsulation of doxorubicin, currently in Phase III development for the treatment of primary liver cancer. Our pipeline also includes EGEN-001, a DNA-based immunotherapy for the localized treatment of ovarian and brain cancers. We have three platform technologies for the development of treatments for those suffering with difficult-to-treat forms of cancer, novel nucleic acid-based immunotherapies and other anti-cancer DNA or RNA therapies, including TheraPlas® and TheraSilence®. We are working to develop and commercialize more efficient, effective and targeted oncology therapies based on our technologies, with the goal to develop novel therapeutics that maximize efficacy while minimizing side-effects common to cancer treatments.

ThermoDox®

Our lead product ThermoDox® is being evaluated in a Phase III clinical trial, in combination with radiofrequency ablation (RFA), for hepatocellular carcinoma (HCC), also known as primary liver cancer (the HEAT Study); a Phase III clinical trial, in combination with a standardized RFA protocol, for primary liver cancer (the OPTIMA Study) and a Phase II clinical trial for recurrent chest wall breast cancer (the DIGNITY Study). ThermoDox® is a liposomal encapsulation of doxorubicin, an approved and frequently used oncology drug for the treatment of a wide range of cancers.  Localized heat at mild hyperthermia temperatures (greater than 39.5 degrees Celsius) releases the encapsulated doxorubicin from the liposome enabling high concentrations of doxorubicin to be deposited preferentially in and around the targeted tumor.

The HEAT Study. On January 31, 2013, we announced that ThermoDox® in combination with RFA did not meet the primary endpoint of Progression Free Survival (PFS) for the 701 patient clinical trial (the HEAT Study) in patients with primary liver cancer. Specifically, we determined, after conferring with the HEAT Study independent Data Monitoring Committee (DMC), that the HEAT Study did not meet the goal of demonstrating persuasive evidence of clinical effectiveness that could form the basis for regulatory approval. In the trial, ThermoDox® was well-tolerated with no unexpected serious adverse events. Following the announcement of the HEAT Study results, we continue to follow patients for overall survival, the secondary endpoint of the HEAT Study, on a quarterly basis. We have conducted a comprehensive analysis of the data from the HEAT Study to assess the future strategic value of ThermoDox®. In April 2013, we announced the deferral of expenses associated with our Phase II study of ThermoDox® in combination with RFA for the treatment of colorectal liver metastases (the ABLATE Study) until such time as we finalize our plans for the continuation of its development program with ThermoDox® in HCC.

 The data from the HEAT Study post-hoc analysis suggests that ThermoDox® may substantially improve overall survival, when compared to the control group, in patients if their tumors undergo optimal RFA treatment. Data from five overall survival sweeps have been conducted since the top line PFS data from the HEAT Study was announced in January 2013. In July 2014, we announced that the latest overall survival data from the post-hoc analysis of results from the HEAT Study supports continued clinical development through a prospective pivotal Phase III Study. As reported on July 28, 2014, data from the latest HEAT Study post-hoc analysis as of June 30, 2014 suggest that ThermoDox® may markedly improve overall survival, compared to RFA control, in patients whose lesions undergo RFA treatment for 45 minutes or more. These findings apply to patients with single HCC lesions (64.4% of the HEAT Study population) from both size cohorts of the HEAT Study (3-5 cm and 5-7 cm) and represent a subgroup of 285 patients (41% of the patients in the HEAT Study). For this large subgroup, clinical results indicate a 57% improvement in overall survival, a Hazard Ratio of 0.639 (95% CI 0.419 – 0.974), and a p-Value of 0.037. Median overall survival for this subgroup has not yet been reached and this information should be viewed with caution since it is based on a retrospective analysis of a subgroup that has not reached its median point for the overall survival analysis. We may choose to end this analysis of overall survival once the median is reached for either or both arms of the study.

Emerging data from the HEAT Study post-hoc analysis has been presented at various scientific and medical conferences in 2013 and 2014 by key HEAT Study investigators and leading liver cancer experts. The presentations include:

●	World Conference on Interventional Oncology in May 2013
●	International Liver Cancer Association Annual Conference in September 2013
●	European Conference on Interventional Oncology in June 2013 and April 2014
●	American Society of Clinical Oncology 50th Annual Meeting in June 2014

We also completed computational modeling with supplementary preclinical animal studies supporting the relationship between heating duration and clinical outcomes.

The OPTIMA Study. On February 24, 2014, we announced that the United States Food and Drug Administration (FDA), after its customary 30 day review period, provided and allowed, subject to compliance with regulatory standards, clearance for our planned pivotal, double-blind, placebo-controlled Phase III trial (the OPTIMA Study) of ThermoDox®, in combination with RFA in primary liver cancer, also known as hepatocellular carcinoma (HCC). The OPTIMA Study trial design is based on the comprehensive analysis of data from the HEAT Study. We launched the OPTIMA Study in the first half of 2014. The OPTIMA Study was designed with extensive input from globally recognized HCC researchers and clinicians and after receiving formal written consultation from the FDA. The OPTIMA Study is expected to enroll approximately 550 patients globally, with up to 100 sites in the United States, Europe, China and Asia Pacific, and will evaluate ThermoDox® in combination with RFA, which will be standardized to a minimum of 45 minutes across all investigators and sites for treating lesions 3 to 7 centimeters, versus standardized RFA alone. The primary endpoint for the trial is overall survival, and the secondary endpoint for the trial is PFS and Safety. The statistical plan calls for two interim efficacy analyses by an independent Data Monitoring Committee.

In addition, we met with the China State Food and Drug Administration (CHINA FDA) in 2014 to discuss the OPTIMA Phase III trial including minimum patient enrollment requirements supporting ThermoDox®’s registration in China. Based on those discussions, we are submitting an application for accelerated approval of the study in China. We plan to expand our clinical site footprint in Europe and will meet with the European Medicines Agency (EMA) during 2014. We have filed a request for a Voluntary Harmonization Procedure (VHP) in Europe, which provides for the assessment of multinational clinical trial applications across several European countries, including Germany, France and Spain.

The DIGNITY Study. On July 24, 2014, we announced interim data from our ongoing open-label Phase II trial (the DIGNITY Study) of ThermoDox® in Recurrent Chest Wall Breast Cancer (RCWBC). The trial is designed to enroll 20 patients at several U.S. clinical sites and is evaluating ThermoDox in combination with mild hyperthermia. Of the 13 patients enrolled and treated, ten were eligible for evaluation of efficacy. Based on data available to date, 60% of patients experienced a stabilization of their highly refractory disease with a local response rate of 50% observed in the ten evaluable patients, notably three complete responses (CR), two partial responses (PR) and one patient with stable disease (SD).

These data are consistent with the previously reported combined clinical data from two Phase I trials, our Phase I DIGNITY Study and the Duke University sponsored Phase I trial of ThermoDox® plus hyperthermia in RCWBC in December 2013. The two similarly designed Phase I studies enrolled patients with highly resistant tumors found on the chest wall and who had progressed on previous therapy including chemotherapy, radiation therapy and hormone therapy. There were 29 patients treated in the two trials (11 patients in our DIGNITY Study and 18 patients in the Duke study). Of the 29 patients treated, 23 were eligible for evaluation of efficacy. A local response rate of over 60% was reported in 14 of the 23 evaluable patients with five complete responses and nine partial responses.

Acquisition of EGEN

On June 20, 2014, Celsion completed the acquisition of substantially all of the assets of Egen, Inc., an Alabama Corporation (EGEN) pursuant to an Asset Purchase Agreement (EGEN Asset Purchase Agreement). CLSN Laboratories, Inc., a Delaware corporation and a wholly-owned subsidiary of Celsion (CLSN Laboratories), acquired all of EGEN’s right, title and interest in and to substantially all of the assets of EGEN, including cash and cash equivalents, patents, trademarks and other intellectual property rights, clinical data, certain contracts, licenses and permits, equipment, furniture, office equipment, furnishings, supplies and other tangible personal property. In addition, CLSN Laboratories assumed certain specified liabilities of EGEN, including the liabilities arising out of the acquired contracts and other assets relating to periods after the closing date. The EGEN Purchase Agreement contains customary representations and warranties regarding EGEN and Celsion, covenants regarding the conduct of EGEN’s business prior to the consummation of the Acquisition, indemnification provisions, termination and other provisions customary for transactions of this nature.

The total aggregate purchase price for the acquisition is up to $44.4 million, which includes potential future payments of up to $30.4 million contingent upon achievement of certain milestones set forth in the EGEN Purchase Agreement (Earnout Payments). At the closing, Celsion paid approximately $3.0 million in cash after the expense adjustment and issued 2,712,188 shares of its common stock to EGEN. The shares of Celsion’s common stock were issued in a private transaction exempt from registration under the Securities Act of 1933, as amended (the Securities Act), pursuant to Section 4(2) thereof. In addition, 670,070 shares of Celsion common stock are issuable to EGEN on or after August 2, 2016 pending satisfactory resolution of any post-closing adjustments of expenses and EGEN’s indemnification obligations under the EGEN Purchase Agreement (Holdback Shares).

The Earnout Payments of up to $30.4 million will become payable, in cash, shares of Celsion common stock or a combination thereof, at Celsion’s option, as follows:

●	$12.4 million will become payable upon achieving certain specified development milestones relating to an EGEN-001 ovarian cancer study to be conducted by Celsion or its subsidiary;

●

$12.0 million will become payable upon achieving certain specified development milestones relating to an EGEN-001 glioblastoma multiforme brain cancer study to be conducted by Celsion or its subsidiary;

●	up to $6.0 million will become payable upon achieving certain specified development milestones relating to the TheraSilence technology acquired from EGEN in the acquisition; and

●	Celsion's obligations to make the Earnout Payments will terminate on the seventh anniversary of the closing date.

On June 9, 2014, Celsion borrowed an additional $5 million pursuant to a certain Loan and Security Agreement dated as of November 25, 2013, by and between Celsion and Hercules Technology Growth Capital, Inc.   Celsion used the loan proceeds to pay the upfront cash payment to EGEN at closing and certain transaction costs incurred in connection with the acquisition.

In the acquisition, we purchased EGEN-001, a DNA-based immunotherapy for the localized treatment of ovarian and brain cancers, and three platform technologies for the development of treatments for those suffering with difficult-to-treat forms of cancer, novel nucleic acid-based immunotherapies and other anti-cancer DNA or RNA therapies, including TheraPlas® and TheraSilence®. EGEN-001 is currently in an early stage of clinical development for the treatment of ovarian cancer, and the delivery technology platforms that we purchased from EGEN are in preclinical stages of development. We do not expect to realize any revenue from product sales in the next several years, if at all, other than minimal revenue from the sale of reagent products we acquired from EGEN. Further, there can be no assurance that we will be able to develop and maintain a broad range of product candidates. To the extent that we are dependent on the success of one or a few product candidates, results such as those announced in relation to the HEAT Study on January 31, 2013 will have a more significant impact on our financial prospects, financial condition and market value. As demonstrated by the HEAT Study results in January 2013, drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval. The timing and the outcome of clinical results is extremely difficult to predict. Clinical development successes and failures can have a disproportionate positive or negative impact on our scientific and medical prospects, financial prospects, results of operations, financial condition and market value.

The acquisition of EGEN was accounted for under the acquisition method of accounting which required the Company to perform an allocation of the purchase price to the assets acquired and liabilities assumed. The fair value of the consideration transferred for the acquisition is approximately $27.6 million determined as follows:

Consideration Paid at Closing
Cash, net of cash acquired	$2,821,000
Celsion common stock (2,712,188 shares valued at $3.48 which was the last closing price of our common stock at the time of closing the transaction on June 20, 2014)	9,438,000

Future Consideration
Holdback Shares (670,070 shares of Celsion common stock which were discounted by 38% to reflect the cost of the restriction)	1,441,000

Earnout Payments (at fair value*)	13,878,000

Total fair value of consideration	$27,578,000
* The difference between the aggregate $30.4 million in future Earnout Payments and the $13.9 million included in the fair value of the acquisition consideration was based on the Company's risk-adjusted assessment of each milestone and utilizing a discount rate based on the estimated time to achieve the milestone.

Under the acquisition method of accounting, the total purchase price is allocated to EGEN’s net tangible and intangible assets and liabilities based on their estimated fair values as of the acquisition date. The table below summarizes the preliminary estimated fair values of EGEN’s net tangible and intangible assets and liabilities on the acquisition date. The purchase price allocations are preliminary and subject to change as more detailed analyses are completed and additional information with respect to the fair values of the assets and liabilities acquired becomes available.

Property and equipment, net	35,000
In-process research and development	25,802,000
Goodwill	1,939,000

Total assets:	27,776,000

Accounts payable and accrued liabilities	(198,000)

Net assets acquired	$27,578,000

The preliminary purchase price exceeds the estimated fair value of the net assets acquired by approximately $1.9 million which was recorded as goodwill. Transaction costs associated with the EGEN acquisition totaled $1,067,267 during the three and six months ended June 30, 2014, are included in Acquisition Costs in the Condensed Consolidated Statement of Operations.

Acquired In-Process Research and Development (IPR&D)

Acquired IPR&D consists of EGEN's drug technology platforms:TheraPlas® and TheraSilence®. The fair value of the IPR&D drug technology platforms was estimated to be $25.8 million as of the acquisition date using the Multi-Period Excess Earnings Method (MPEEM) which is a form of the income approach. Under the MPEEM, the fair value of an intangible asset is equal to the present value of the asset’s incremental after-tax cash flows (excess earnings) remaining after deducting the market rates of return on the estimated value of contributory assets (contributory charge) over its remaining useful life.

To calculate fair value of the IPR&D programs under the MPEEM, we used projected cash flows discounted at a rate considered appropriate given the significant inherent risks associated with drug development by development-stage companies. Cash flows were calculated based on estimated projections of revenues and expenses related to the IPR&D programs and then reduced by a contributory charge on requisite assets employed. Contributory assets included debt-free working capital, net fixed assets and assembled workforce. Rates of return on the contributory assets were based on rates used for comparable market participants. Cash flows were assumed to extend through a seven-year market exclusivity period. The resultant cash flows were then discounted to present value using a weighted-average cost of equity capital for companies with profiles substantially similar to that of Celsion, which we believe represents the rate that market participants would use to value the assets. The projected cash flows were based on significant assumptions, including the indication in which we will pursue development of IPR&D programs, the time and resources needed to complete the development and regulatory approval of IPR&D programs, estimates of revenue and operating profit related to the program considering its stage of development, the life of the potential commercialized product, market penetration and competition, and risks associated with achieving commercialization, including delay or failure to obtain regulatory approvals to conduct clinical studies, failure of clinical studies, delay or failure to obtain required market clearances, and intellectual property litigation.

As of the closing of the acquisition, the IPR&D is considered indefinite lived intangible assets and will not be amortized. IPR&D will be reviewed for possible impairment on an annual basis or more frequently if there appears to be an indication of impairment.

Funding Overview

To support our research and development, we have raised gross proceeds of approximately $95.0 million in equity financings and warrant and option exercises in the years 2009 through 2013. In January 2014, we raised net proceeds of $14.0 million through a registered direct equity financing. On January 15, 2014, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we sold, in a registered offering, an aggregate of 3,603,604 shares of our common stock and warrants to purchase up to 1,801,802 shares of our common stock, for an aggregate purchase price of approximately $15.0 million. The shares of common stock and warrants were sold in units, with each unit consisting of one share of common stock, a Series A warrant to purchase 0.25 share of common stock and a Series B warrant to purchase 0.25 share of common stock. Each unit was sold at a purchase price of $4.1625. Each Series A warrant is exercisable at any time on or after its issuance date and until the five-year anniversary of the issuance date. Each Series B warrant is exercisable at any time on or after its issuance date and until the one-year anniversary of the issuance date. Each warrant has an exercise price of $4.10 per share. Under the purchase agreement, we are prohibited, for a period of nine months after the closing, from effecting or entering into an agreement to issue common stock or any other securities that are at any time convertible into, or exercisable or exchangeable for, or otherwise entitle the holder thereof to receive, common stock to the extent such issuance or sale involves certain variable conversion, exercise or exchange prices or such agreement provides for sale of securities at a price to be determined in the future.

In November 2013, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. (Hercules) which permits us to loan up to $20.0 million in multiple tranches (the Hercules Credit Agreement). We currently have up to $10.0 million remaining under this facility. We drew the first tranche of $5.0 million upon closing of the Hercules Credit Agreement in November 2013 and used approximately $4.0 million of the proceeds to repay the then outstanding obligations under our former loan agreement with Oxford Finance LLC and Horizon Technology Finance Corporation. On June 9, 2014, we closed the second $5.0 million tranche under the Hercules Credit Agreement and used the proceeds to fund the $3.1 million upfront cash payment associated with the acquisition of EGEN, as well as our transaction costs associated with that acquisition. Upon the closing of the second tranche, we had drawn down a total of $10.0 million under the Hercules Credit Agreement. We anticipate using any additional funding up to $10.0 million as provided under the Hercules Credit Agreement for working capital or in support of our previously announced strategic acquisition initiative, which is designed to identify new technologies and clinical stage products for our development pipeline.

In 2014, we expect to receive minimal revenue from government grants and sales of reagent products that we purchased in our acquisition of EGEN. In July 2014, we announced that our ongoing collaboration with Dr. Costas Arvanitis of Brigham Women’s Hospital, a teaching affiliate of Harvard Medical School, was expanded through the award of a $1.0 million Career Development Award from the National Institutes of Health’s Center for Biomedical Imaging and Bioengineering (NIBIB). The grant will support preclinical studies evaluating ThermoDox®, in combination with High Intensity Focused Ultrasound (HIFU), for the treatment of brain tumors. The grant, titled “Controlled Delivery and Release of Chemotherapy in Brain Tumors with FUS” provides $200,000 in annual funding for five years. We also announced in July 2014 initiation of sales of our proprietary reagent products for life science research. Our reagent products are based on our newly acquired proprietary delivery platform technologies, TheraPlas® and TheraSilence®. We do not expect sales of our reagents to be a significant source of revenue.

On December 5, 2008, we entered into a development, product supply and commercialization agreement with Yakult Honsha Co., Ltd. (the Yakult Agreement) under which we granted Yakult Honsha Co., Ltd (Yakult) an exclusive right to commercialize and market ThermoDox® for the Japanese market. We received a $2.5 million upfront licensing fee and may receive additional payments from Yakult upon receipt of marketing approval by the Japanese Ministry of Health, Labor and Welfare as well as upon the achievement of certain levels of sales and approval for new indications. Under the Yakult Agreement, we will receive double-digit escalating royalties on the sale of ThermoDox® in Japan, when and if any such sales occur and we also will be the exclusive supplier of ThermoDox® to Yakult. In January 2011, we amended the Yakult Agreement to provide for up to $4.0 million in an accelerated partial payment to us of a future drug approval milestone which included $2.0 million paid to us upon the closing of the preferred equity financing and an additional $2.0 million conditioned upon the resumption of enrollment of Japanese patients in the Japan cohort of the HEAT Study. In consideration of these accelerated milestone payments from Yakult, we agreed to reduce future drug approval milestone payments by approximately 40%. All other milestone payments are unaffected.

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

On July 19, 2013, we entered into a Memorandum of Understanding with Hisun to pursue ongoing collaborations for the continued clinical development of ThermoDox® as well as the technology transfer relating to the commercial manufacture of ThermoDox® for the China territory. This expanded collaboration includes development of the next generation liposomal formulation with the goal of creating safer, more efficacious versions of marketed cancer chemotherapeutics.

As a result of the risks and uncertainties discussed in this Quarterly Report on Form 10-Q, among others, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete any of our research and development activities, preclinical studies or clinical trials in a timely manner or our failure to enter into collaborative agreements when appropriate could significantly increase our capital requirements and could adversely impact our liquidity. While our estimated future capital requirements are uncertain and could increase or decrease as a result of many factors, including the extent to which we choose to advance our research, development activities, preclinical studies and clinical trials, or if we are in a position to pursue manufacturing or commercialization activities, we will need significant additional capital to develop our product candidates through development and clinical trials, obtain regulatory approvals and manufacture and commercialize approved products, if any. We do not know whether we will be able to access additional capital when needed or on terms favorable to us or our stockholders. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

As a clinical stage biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in "Item 1A. Risk Factors" under "Part II: Other Information" included herein.

FINANCIAL REVIEW FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

Results of Operations

For the three months ended June 30, 2014, our net loss was $6.7 million compared to net income of $0.4 million for the same period of 2013. For the six months ended June 30, 2014, our net loss was $12.1 million compared to a net loss of $0.2 million for the same period of 2013. As of June 30, 2014, we had $50.1 million in cash and short-term investments including accrued interest from short term investments.

	Three Months Ended June 30,
	(In thousands)		Change Increase (Decrease)
	2014	2013		%

Licensing Revenue:	$125	$125	$–	–%

Operating Expenses:
Clinical Research	2,007	1,503	504	33.5%
Chemistry, Manufacturing and Controls	1,158	520	638	122.7%
Research and development	3,165	2,023	1,142	56.5%
General and administrative	2,306	1,950	356	18.3%
Acquisition costs	1,067	–	1,067	100.0%
Total operating expenses	6,538	3,973	2,565	64.6%

Loss from operations	$(6,413)	$(3,848)	$(2,565)	(66.7)%

	Six Months Ended June 30,
	(In thousands)		Change Increase (Decrease)
	2014	2013		%

Licensing Revenue:	$250	$250	$–	–%

Operating Expenses:
Clinical Research	3,812	3,536	276	7.8%
Chemistry, Manufacturing and Controls	2,247	1,690	557	33.0%
Research and development	6,059	5,226	833	15.9%
General and administrative	4,739	3,639	1,100	30.3%
Acquisition costs	1,067	–	1,067	100.0%
Total operating expenses	11,865	8,865	2,979	33.8%

Loss from operations	$(11,615)	$(8,615)	$(3,000)	(34.8)%

Comparison of the three months ended June 30, 2014 and 2013

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten year term of the agreement; therefore we recorded deferred revenue of $125,000 in each of the second quarters of 2014 and 2013.

Research and Development Expenses

Research and development (R&D) expenses increased by $1.1 million from $2.1 million in the second quarter of 2013 to $3.2 million in the same period of 2014.  Costs associated with the HEAT Study were insignificant in the second quarter of 2014 compared to $0.8 million in the same period of 2013 primarily due to the reduced costs associated with the HEAT Study as we follow patients for overall survival. We incurred costs of $0.9 million related to the initiation of the OPTIMA Study in the first half of 2014. Costs associated with our recurrent chest wall breast cancer clinical trial remained relatively unchanged at $0.1 million in each of the second quarters of 2014 and 2013. Other clinical costs were $0.6 million in the second quarter of 2014 compared to $0.3 million for the same period of 2013. The increase is mostly attributable to personnel costs which included an increase of $0.2 million of non-cash stock option expense. Other R&D costs related to preclinical operations and regulatory operations were $0.4 million in the second quarter of 2014 compared to $0.3 million in the same period of 2013.  Costs associated with the production of ThermoDox® to support the OPTIMA Study increased $1.2 million in the second quarter of 2014 compared to $0.5 million incurred during the second quarter of 2013.

General and Administrative Expenses

General and administrative (G&A) expenses increased by $0.3 million to $2.3 million in the second quarter of 2014 compared to $2.0 million in the same period of 2013. This increase is primarily the result of increases in insurance costs ($0.1 million) coupled with increases in personnel costs ($0.3 million). Higher personnel costs reflect a $0.4 million increase in non-cash stock option expense.

Acquisition Transaction Related Expenses

Acquisition transaction related expenses were $1.1 million for the three months ended June 30, 2014. We recognized transaction-related expenses for the three months ended June 30, 2014 which consisted of legal and professional fees related to the June 20, 2014 acquisition of substantially all of the assets of EGEN.

Other Expense and Income and Interest Expense

A warrant liability was incurred as a result of warrants we issued in a public offering in September 2009. The liability associated with these warrants is calculated at its fair market value using the Black-Scholes option-pricing model and is adjusted at the end of each quarter. In connection with a common stock offering in the second quarter of 2013, the investors in the offering agreed to waive their rights to exercise the warrants to purchase 1,398,816 shares of common stock of the Company until the Company effected a reverse stock split and increased the number of its authorized shares of common stock. During the second quarter of 2013, the Company reclassified the fair value of these warrants totaling $9.1 million from equity to a liability on the date of the closing of the offering on June 3, 2013. Prior to the offering the warrants described above were originally recorded as equity at the fair value on the date of their issuance. In accordance with ASC 815-40, Derivative Instruments and Hedging - Contracts in Entity’s Own Equity, these warrants were required to be classified as liabilities immediately after the closing of the common stock offering on June 3, 2013 because there were an insufficient number of common shares authorized to permit the full exercise of the warrants if they were exercised. Therefore, these warrants are required to be recorded at fair value at each balance sheet date with changes in fair value recorded in earnings. In connection with the reverse stock split the Company effected on October 28, 2013, these warrants were valued as of October 28, 2013, and the Company reclassified the fair value of the Waived Warrants totaling approximately $5.3 million from a liability to equity. Also, in connection with the vesting of the 50% of the warrants we issued in connection with the Hercules Credit Agreement in November 2013 and then with the vesting of the other half of the warrants at the time of the second $5.0 million tranche in June 2014, we recorded an additional warrant liability of $0.5 million. Collectively these warrant liabilities are required to be recorded at fair value at each balance sheet date with changes in fair value recorded in earnings. At June 30, 2014, the fair value of these liabilities was $0.5 million and the resulting benefit was insignificant in the first half and second quarter of 2014. At June 30, 2013, the decrease in the fair value of this liability resulted in the Company recording a non-cash benefit of $4.4 million based on the change in the fair value of the warrants at June 30, 2013.

In connection with its debt facilities the Company incurred $0.3 million and $0.2 million in interest expense in the second quarter of 2014 and 2013, respectively.

Comparison of the six months ended June 30, 2014 and 2013

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable research and development fee of $5 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the 10 year term of the agreement; therefore we recorded deferred revenue of $250,000 in each of the first halves of 2014 and 2013.

Research and Development Expenses

Research and development (R&D) expenses increased by $0.9 million from $5.2 million in the first half of 2013 to $6.1 million in the same period of 2014.  Costs associated with the HEAT Study decreased to $0.3 million the first half of 2014 compared to $2.2 million in the same period of 2013 primarily due to the reduced costs associated with the HEAT Study as we follow patients for overall survival. We incurred costs of $1.6 million related to the initiation of the OPTIMA Study in the first half of 2014. Costs associated with our recurrent chest wall breast cancer clinical trial remained relatively unchanged at $0.2 million in the first half of each 2014 and 2013. Other clinical costs were $1.1 million in the first half of 2014 compared to $0.6 million for the same period of 2013. The increase is mostly attributable to an increase in personnel costs which included an increase of $0.3 million of non-cash stock option expense. Other R&D costs related to preclinical operations and regulatory operations were $0.7 million in the first half of 2014 compared to $0.5 million in the same period of 2013.  Costs associated with the production of ThermoDox® to support the OPTIMA Study increased $2.2 million in the first half of 2014 compared to $1.7 million incurred during the first half of 2013.

General and Administrative Expenses

General and administrative (G&A) expenses increased by $1.1 million to $4.7 million in the first half of 2014 compared to $3.6 million in the same period of 2013. This increase is primarily the result of increases in insurance costs ($0.5 million) coupled with increases in personnel costs ($0.9 million) partially offset by decreases in professional fees ($0.3 million). Higher personnel costs reflect a $0.6 million increase in non-cash stock option expense.

Acquisition Transaction Related Expenses

Acquisition Transaction related expenses were $1.1 million for the six months ended June 30, 2014. We recognized transaction-related expenses for the three months ended June 30, 2014 which consisted of legal and professional fees related to the June 20, 2014 acquisition of substantially all of the assets of EGEN.

Other Expense and Income and Interest Expense

A warrant liability was incurred as a result of warrants we issued in a public offering in September 2009. The liability associated with these warrants is calculated at its fair market value using the Black-Scholes option-pricing model and is adjusted at the end of each quarter. In connection with a common stock offering in the second quarter of 2013, the investors in the offering agreed to waive their rights to exercise the warrants to purchase 1,398,816 shares of common stock of the Company until the Company effected a reverse stock split and increased the number of its authorized shares of common stock. During the second quarter of 2013, the Company reclassified the fair value of these warrants totaling $9.1 million from equity to a liability on the date of the closing of the offering on June 3, 2013. Prior to the offering the warrants described above were originally recorded as equity at the fair value on the date of their issuance. In accordance with ASC 815-40, Derivative Instruments and Hedging - Contracts in Entity’s Own Equity, these warrants were required to be classified as liabilities immediately after the closing of the common stock offering on June 3, 2013 because there were an insufficient number of common shares authorized to permit the full exercise of the warrants if they were exercised. Therefore, these warrants are required to be recorded at fair value at each balance sheet date with changes in fair value recorded in earnings. In connection with the reverse stock split the Company effected on October 28, 2013, these warrants were valued as of October 28, 2013, and the Company reclassified the fair value of the Waived Warrants totaling approximately $5.3 million from a liability to equity. Also, in connection with the vesting of the 50% of the warrants we issued in connection with the Hercules Credit Agreement in November 2013 and then with the vesting of the other half of the warrants at the time of the second $5.0 million tranche in June 2014, we recorded an additional warrant liability of $0.5 million. Collectively these warrant liabilities are required to be recorded at fair value at each balance sheet date with changes in fair value recorded in earnings. At June 30, 2014, the fair value of these liabilities was $0.5 million and the resulting benefit was insignificant in the first half and second quarter of 2014. At June 30, 2013, the decrease in the fair value of this liability resulted in the Company recording a non-cash benefit of $8.7 million based on the change in the fair value of the warrants at June 30, 2013.

In connection with its debt facilities the Company incurred $0.5 million and $0.4 million in interest expense in the second quarter of 2014 and 2013, respectively.

Financial Condition, Liquidity and Capital Resources

Since inception, excluding the net aggregate payments received from Boston Scientific of $43 million through the divestiture of our medical device business in 2007 (which we received in installments of $13 million in 2007 and $15 million in each of 2008 and 2009), we have incurred significant losses and negative cash flows from operations.  We have financed our operations primarily through the net proceeds we received in this divesture, subsequent sales of equity, credit facilities and amounts received under our product licensing agreement with Yakult and our technology development agreement with Hisun. The process of developing and commercializing ThermoDox® requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts.  We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future.  Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $182 million at June 30, 2014.

At June 30, 2014, we had total current assets of $50.5 million (including cash, cash equivalents and short term investments and related interest receivable on short term investments of $50.1 million) and current liabilities of $7.8 million, resulting in net working capital of $42.7 million.  At December 31, 2013 we had total current assets of $43.8 million (including cash, cash equivalents and short term investments and related interest receivable on short term investments of $43.1 million) and current liabilities of $4.7 million, resulting in net working capital of $39.1 million.

Net cash used in operating activities for the first half of 2014 was $9.0 million.  The net loss for the first half of 2014 included $1.7 million in non-cash stock-based compensation expense.

The $8.8 million net cash used in operating activities was mostly funded from cash and short term investments.  At June 30, 2014, we had cash, cash equivalents and short term investments and related interest receivable on short term investments of $50.1 million.

Net cash provided by financing activities was $18.8 million during the first half of 2014, $13.8 million of which resulted from net proceeds from sale of its common stock in January 2014 and $5.0 million in additional proceeds received from its Hercules Credit Agreement in June 2014.

In January 2014, the Company sold in a registered direct offering, an aggregate of 3,603,604 shares of common stock and warrants to purchase up to 1,801,802 shares of Common Stock, for an aggregate purchase price of approximately $15 million.

In November 2013, the Company entered into a loan agreement with Hercules Technology Growth Capital, Inc. (“Hercules”) which permits up to $20 million in capital to be distributed in multiple tranches (the “Hercules Credit Agreement”). The Company drew the first tranche of $5 million upon closing of the Hercules Credit Agreement in November 2013 and used approximately $4 million of the proceeds to repay the outstanding obligations under its loan agreement with Oxford Finance LLC and Horizon Technology Finance Corporation as discussed further below. On June 10, 2014, the Company closed the second $5 million tranche under the Hercules Credit Agreement. The proceeds were used to fund the $3.1 million upfront cash payment associated with Celsion's acquisition of EGEN, Inc., as well as the Company’s transaction costs associated with the EGEN acquisition.  Upon the closing of this second tranche, the Company has drawn down a total of $10 million under the Hercules Credit Agreement.  The Company anticipates that it will use any additional funding up to $10 million as provided under the Hercules Credit Agreement for working capital or in support of its previously announced strategic acquisition initiative, which is designed to identify new technologies and clinical stage products for its development pipeline.

We believe that our cash and investment resources of $50.1 million on hand at June 30, 2014 are sufficient to fund operations into the second half of 2016.  However, our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing, progress and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other unforeseen uses of cash.

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

On February 1, 2013, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which we may offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (the “ATM Shares“) pursuant to our previously filed and effective Registration Statement on Form S-3. Under the ATM Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the our common stock or to or through a market maker.  We will pay Cantor a commission of three percent of the aggregate gross proceeds from each sale of ATM Shares. From February 1, 2013 through February 25, 2013, we have sold and issued an aggregate of 1,195,927 shares under the ATM Agreement, receiving approximately $6.8 million in net proceeds. In connection with the registered direct offering in January 2014, the we agreed not to sell any ATM Shares until July 22, 2014.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet financing arrangements.  There were no material changes during the six months ended June 30, 2014 to our operating leases, which are disclosed in the contractual commitments table in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 13, 2014 with the Securities and Exchange Commission.

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

Item 4.    CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2014, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the Securities and Exchange Commission.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, that occurred during the six months ended  June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.  Risk Factors

The following is a summary of the risk factors, uncertainties and assumptions that we believe are most relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ significantly from anticipated or historical results and our forward-looking statements. Additional risks that we currently believe are immaterial may also impair our business operations. Investors should carefully consider the risks described below before making an investment decision, and understand that it is not possible to predict or identify all such factors. Consequently, investors should not consider the following to be a complete discussion of all potential risks or uncertainties. Moreover, we operate in a competitive and rapidly changing environment.  New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.  The description provided in this Item 1A includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 13, 2014 with the Securities and Exchange Commission (SEC) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 8, 2014 with the SEC.  In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 8, 2014 with the SEC and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 13, 2014 with the SEC including our consolidated financial statements and related notes, and our other filings made from time to time with the SEC.

RISKS RELATED TO OUR BUSINESS

We have a history of significant losses from operations and expect to continue to incur significant losses for the foreseeable future.

Since our inception, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $182 million at June 30, 2014. For the years ended December 31, 2011, 2012, 2013 and the six months ended June 30, 2014, we incurred a net loss of $23.2 million, $26.6 million, $8.3 million and $12.1 million, respectively. We currently have no product revenue and do not expect to generate any product revenue for the foreseeable future other than through sales of our proprietary reagent products for life science research, which products are based on our newly acquired proprietary delivery platform technologies, TheraPlas® and TheraSilence®. We do not expect revenue from the sale of our reagent products to be a significant source of revenue. Because we are committed to continuing our product research, development, clinical trial and commercialization programs, we will continue to incur significant operating losses unless and until we complete the development of ThermoDox® EGEN-001 or other new product candidates and these product candidates have been clinically tested, approved by the U.S. Food and Drug Administration (FDA) and successfully marketed. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, us or our collaborators successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third party alternatives for any approved product and raising sufficient funds to finance business activities. If we or our collaborators are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Drug development is an inherently uncertain process with a high risk of failure at every stage of development as demonstrated when our lead drug candidate failed to meets its primary endpoint in the Phase III HEAT Study.

On January 31, 2013, we announced that our lead product ThermoDox® in combination with radiofrequency ablation (RFA) failed to meet the primary endpoint of the Phase III clinical trial for primary liver cancer, known as the HEAT Study. We have not completed our final analysis of the data and do not know the extent to which, if any, the failure of ThermoDox® to meet its primary endpoint in the Phase III trial could impact our other ongoing studies of ThermoDox®, including a pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox® in combination with RFA in primary liver cancer, known as the OPTIMA Study, which we launched in the first half of 2014. The trial design of the OPTIMA Study is based on the overall survival data from the post-hoc analysis of results from the HEAT Study. ThermoDox® is also being evaluated in a Phase II clinical trial for recurrent chest wall breast cancer and other preclinical studies.

Preclinical testing and clinical trials are long, expensive and highly uncertain processes and failure can unexpectedly occur at any stage of clinical development, as evidenced by the failure of ThermoDox® to meet its primary endpoint in the HEAT Study. Drug development is inherently risky and clinical trials take several years to complete. The start or end of a clinical trial is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparator drug or required prior therapy, clinical outcomes including insufficient efficacy, safety concerns, or our own financial constraints. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. We, the FDA or other applicable regulatory authorities may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects participating in such trials are being exposed to unacceptable health risks or adverse side effects. We may not have the financial resources to continue development of, or to enter into collaborations for, a product candidate if we experience any problems or other unforeseen events that delay or prevent regulatory approval of, or our ability to commercialize, product candidates. The failure of one or more of our drug candidates or development programs could have a material adverse effect on our business, financial condition and results of operations.

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

We have devoted our resources to developing a new generation of products and will not be able to market these products until we have completed clinical trials and obtain all necessary governmental approvals. Our lead product candidate, ThermoDox®, and the product candidates we purchased in our acquisition of EGEN are still in various stages of development and trials and cannot be marketed until we have completed clinical testing and obtained necessary governmental approval. Following our announcement on January 31, 2013 that the HEAT Study failed to meet its primary endpoint of progression free survival, we continue to follow the patients enrolled in the Heat Study to the secondary endpoint, overall survival. Based on the overall survival data from the post-hoc analysis of results from the HEAT Study, launched a pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox® in combination with RFA in primary liver cancer, known as the OPTIMA Study, in the first half of 2014. ThermoDox® is currently also being evaluated in Phase II clinical trials and other preclinical studies. EGEN-001 is currently in an early stage of clinical development for the treatment of ovarian cancer, and the delivery technology platforms that we purchased from EGEN are in preclinical stages of development. We do not expect to realize any revenue from product sales in the next several years, if at all, other than minimal revenue from the sale of reagent products we acquired from EGEN. We do not expect to realize any revenue from product sales in the next several years, if at all. Accordingly, our revenue sources are, and will remain, extremely limited until our product candidates are clinically tested, approved by the FDA or foreign regulatory agencies and successfully marketed. We cannot guarantee that any of our product candidates will be successfully tested, approved by the FDA or foreign regulatory agency or marketed, successfully or otherwise, at any time in the foreseeable future or at all.

We will need to raise substantial additional capital to fund our planned future operations, and we may be unable to secure such capital without dilutive financing transactions. If we are not able to raise additional capital, we may not be able to complete the development, testing and commercialization of our product candidates.

As of June 30, 2014, we had approximately $50.1 million in cash, cash equivalents and short-term investments. We have substantial future capital requirements to continue our research and development activities and advance our drug candidates through various development stages, including the product candidates that we purchased from EGEN in June 2014. For example, ThermoDox® is being evaluated in a Phase II clinical trial for recurrent chest wall breast cancer and other preclinical studies~~,~~ and we launched the OPTIMA study in the first quarter of 2014. In addition, EGEN-001 is currently in an early stage of clinical development for the treatment of ovarian cancer, and the delivery technology platforms that we purchased from EGEN are in preclinical stages of development. We will continue to conduct additional analyses of the data from the HEAT Study to assess the future strategic value of ThermoDox® and are performing sub-group analysis of the Chinese cohort of patients in the HEAT Study and other activities for further development of ThermoDox® for mainland China, Hong Kong and Macau. To complete the development and commercialization of our product candidates, we will need to raise substantial amounts of additional capital to fund our operations. Our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing, progress and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other unforeseen uses of cash. We do not have any committed sources of financing and cannot assure you that alternate funding will be available in a timely manner, on acceptable terms or at all. We may need to pursue dilutive equity financings, such as the issuance of shares of common stock, convertible debt or other convertible or exercisable securities. Such dilutive equity financings could dilute the percentage ownership of our current common stockholders and could significantly lower the market value of our common stock. In addition, a financing could result in the issuance of new securities that may have rights, preferences or privileges senior to those of our existing stockholders.

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

Failure to successfully integrate the assets we acquired from EGEN in June 2014 into our operations could adversely affect our ability to develop and commercialize product candidates or negatively impact our business, results of operations and financial conditions.

On June 20, 2014, we completed the acquisition of substantially all of the assets of EGEN, a privately-held biopharmaceutical company focused on the development of nucleic acid-based therapeutics for the treatment of cancer and other difficult to treat diseases. The acquisition included EGEN’s Phase Ib DNA-based immunotherapy product candidate EGEN-001 and its therapeutic platform technologies, TheraPlas® for delivery of DNA and mRNA, and TheraSilence® for delivery of RNA.. The success of the EGEN acquisition, including the realization of anticipated benefits and cost savings, will depend, in part, on our ability to combine successfully the business we acquired from EGEN with the business of Celsion. Our integration of the operations and product candidates acquired requires significant efforts, including the coordination of research and development, manufacturing, finance, information technologies and management and administration. These integration efforts will result in additional expenses and require significant time and dedication from management, and may divert management attention and resources. The integration may be more difficult, costly or time consuming than expected. It is possible that the integration process could result in the loss of key employees or the disruption of our ongoing business or that the alignment of standards, controls, procedures and policies may adversely affect the combined company’s ability to maintain relationships with suppliers, manufacturers, other vendors or employees or to fully achieve the anticipated benefits and cost savings of the transaction. In addition, the EGEN acquisition may result in our assumption of material unknown or unexpected liabilities. If we experience difficulties with the integration process, the anticipated benefits of the transaction may not be realized fully or at all, or may take longer to realize than expected. Factors that will affect the success of the acquisition include our ability to execute our business strategy, results of clinical trials and regulatory approvals related to the acquired product candidates and platform technologies, our ability to adequately fund acquired in-process research and development projects and retain key employees, as well as our ability to achieve financial and operational synergies with the acquired business, such as by achieving cost savings and effectively developing product candidates. Our failure to manage successfully and coordinate the growth of our newly acquired business could have a material adverse impact on our business, results of operations and financial condition. In addition, we cannot be certain that the product candidates we acquired will be approved for marketing and commercialization, become profitable or remain so or that we will realize operational cost savings or other expected synergies of the acquisition. If the acquisition is not successful, we may record related asset impairment charges in the future.

We have incurred, and will continue to incur, significant costs in connection with our acquisition of substantially all of the assets of EGEN.

We have incurred and expect to continue to incur a number of non-recurring costs associated with our integration of the assets purchased from EGEN. These costs and expenses include the incurrence of $5.0 million of new indebtedness and approximately $1.1 million in financial advisory, legal, accounting, consulting and other advisory fees and expenses, reorganization and restructuring costs, severance/employee benefit-related expenses, filing fees, printing expenses and other related charges. There are also a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the acquisition. There are many factors beyond our control that could affect the total amount or the timing of integration and implementation expense, and we may incur unanticipated expense in connection with the EGEN acquisition. These costs and expenses could, particularly in the near term, exceed the cost savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale, other efficiencies and cost savings, which benefit may not be achieved in the near term or at all.

We may not successfully engage in future strategic transactions, which could adversely affect our ability to develop and commercialize product candidates, impact our cash position, increase our expense and present significant distractions to our management.

In the future, we may consider other strategic alternatives intended to further the development of our business, which may include acquiring businesses, technologies or products, out- or in-licensing product candidates or technologies or entering into a business combination with another company. Any strategic transaction may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions would entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material adverse effect on our business, results of operations, financial condition and prospects. Conversely, any failure to enter any strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.

Strategic transactions, such as acquisitions, partnerships and collaborations, including the EGEN acquisition, involve numerous risks, including:

• the failure of markets for the products of acquired businesses, technologies or product lines to develop as expected;

• uncertainties in identifying and pursuing acquisition targets;

• the challenges in achieving strategic objectives, cost savings and other benefits expected from acquisitions;

• the risk that the financial returns on acquisitions will not support the expenditures incurred to acquire such businesses or the capital expenditures needed to develop such businesses;

• difficulties in assimilating the acquired businesses, technologies or product lines;

• the failure to successfully manage additional business locations, including the additional infrastructure and resources necessary to support and integrate such locations;

• the existence of unknown product defects related to acquired businesses, technologies or product lines that may not be identified due to the inherent limitations involved in the due diligence process of an acquisition;

• the diversion of management’s attention from other business concerns;

• risks associated with entering markets or conducting operations with which we have no or limited direct prior experience;

• risks associated with assuming the legal obligations of acquired businesses, technologies or product lines;

• risks related to the effect that internal control processes of acquired businesses might have on our financial reporting and management’s report on our internal control over financial reporting;

• the potential loss of key employees related to acquired businesses, technologies or product lines; and

• the incurrence of significant exit charges if products or technologies acquired in business combinations are unsuccessful.

We may never realize the perceived benefits of the EGEN acquisition or potential future transactions. We cannot assure you that we will be successful in overcoming problems encountered in connection with any transactions, and our inability to do so could significantly harm our business, results of operations and financial condition. These transactions could dilute a stockholder’s investment in us and cause us to incur debt, contingent liabilities and amortization/impairment charges related to intangible assets, all of which could materially and adversely affect our business, results of operations and financial condition. In addition, our effective tax rate for future periods could be negatively impacted by the EGEN acquisition or potential future transactions.

Our business depends on license agreements with third parties to permit us to use patented technologies. The loss of any of our rights under these agreements could impair our ability to develop and market our products.

Our success will depend, in a substantial part, on our ability to maintain our rights under license agreements granting us rights to use patented technologies. For instance, we are party to license agreements with Duke University, under which we have exclusive rights to commercialize medical treatment products and procedures based on Duke’s thermo-sensitive liposome technology. The Duke University license agreement contains a license fee, royalty and/or research support provisions, testing and regulatory milestones, and other performance requirements that we must meet by certain deadlines. Additionally, we have a joint research agreement with Philips Healthcare, a division of Royal Philips Electronics, to evaluate the combination of Philips’ high intensity focused ultrasound (HIFU) with ThermoDox® to determine the potential of this combination to treat a broad range of cancers. As part of the assets we acquired from EGEN in June 2014, we became party to a license agreement with The Wistar Institute of Anatomy and Biology pursuant to which we in-license certain technologies use in the development of our newly acquired proprietary delivery platform technologies, TheraPlas® and TheraSilence®. If we breach any provisions of the license and research agreements, we may our ability to use the subject technology, as well as compensation for our efforts in developing or exploiting the technology. Any such loss of rights and access to technology could have a material adverse effect on our business.

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

We may not be able to hire or retain key officers or employees that we need to implement our business strategy and develop our product candidates and business, including those purchased in the EGEN acquisition.

Our success depends significantly on the continued contributions of our executive officers, scientific and technical personnel and consultants, including those retained in the EGEN acquisition, and on our ability to attract additional personnel as we seek to implement our business strategy and develop our product candidates and businesses. Our operations associated with the EGEN acquisition are located in Huntsville, Alabama. Key employees may depart if we fail to successfully manage this additional business location or in relation to any uncertainties or difficulties of integration with Celsion. We cannot guarantee that we will retain key employees to the same extent that we and EGEN retained each of our own employees in the past, which could have a negative impact on our business, results of operations and financial condition. Our integration of EGEN and ability to operate in the fields we acquired from EGEN may be more difficult if we lose key employees. Additionally, as our business and the demands on our key employees expand, we have been, and will continue to be, required to recruit additional qualified employees. The competition for such qualified personnel is intense, and the loss of services of certain key personnel or our inability to attract additional personnel to fill critical positions could adversely affect our business. Further, we do not carry “key man” insurance on any of our personnel. Therefore, loss of the services of key personnel would not be ameliorated by the receipt of the proceeds from such insurance.

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

RISKS RELATED TO OUR SECURITIES

The market price of our common stock has been, and we expect it to continue to be volatile and fluctuate significantly, which could result in substantial losses for investors and subject us to securities class action litigation.

The trading price for our common stock has been, and we expect it to continue to be, volatile. Our January 31, 2013 announcement that the HEAT study failed to meet its primary endpoint has resulted in significant volatility and a steep decline in the price of our common stock, a level of decline that could result in securities litigation. Plaintiffs’ securities litigation firms have publicly announced that they are investigating potential securities fraud claims that they may wish to make against us.  More recently, our acquisition of the assets of EGEN in June 2014 has been followed with increased volatility in the price of our common stock. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospect.  The closing price of our common stock as reported on The NASDAQ Capital Market had a high price of $42.12 and a low price of $3.47 in the 52-week period ended December 31, 2013, as adjusted to reflect the 4.5-to-1 reverse split of our common stock effected as of October 28, 2013, and a high price of $4.57 and a low price of $3.01 from January 2, 2014 through August 6, 2014. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

●	results of preclinical and clinical studies of our product candidates or those of our competitors;

●	regulatory or legal developments in the U.S. and other countries, especially changes in laws and regulations applicable to our product candidates;

●	actions taken by regulatory agencies with respect to our product candidates, clinical studies, manufacturing process or sales and marketing terms;

●	introductions and announcements of new products by us or our competitors, and the timing of these introductions or announcements;

●	announcements by us or our competitors of significant acquisitions or other strategic transactions or capital commitments;

●	fluctuations in our quarterly operating results or the operating results of our competitors;

●	variance in our financial performance from the expectations of investors;

●	changes in the estimation of the future size and growth rate of our markets;

●	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results;

●	failure of our products to achieve or maintain market acceptance or commercial success;

●	conditions and trends in the markets we serve;

●	changes in general economic, industry and market conditions;

●	success of competitive products and services;

●	changes in market valuations or earnings of our competitors;

●	changes in our pricing policies or the pricing policies of our competitors;

●	changes in legislation or regulatory policies, practices or actions;

●	the commencement or outcome of litigation involving our company, our general industry or both;

●	recruitment or departure of key personnel;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;

●	actual or expected sales of our common stock by our stockholders;

●	acquisitions and financings, including the EGEN acquisition; and

●	the trading volume of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of August 6, 2014, we had 19,958,121 shares of common stock outstanding, all of which shares, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, all of the shares of common stock issuable upon exercise of warrants will be freely tradable without restriction or further registration upon issuance.

Our stockholders may experience significant dilution as a result of future equity offerings or issuances and exercise of outstanding options and warrants.

In order to raise additional capital or pursue strategic transactions, we may in the future offer, issue or sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock, including the issuance of common stock in relation to the achievement, if any, of milestones triggering our payment of earnout consideration in connection with the EGEN acquisition. Our stockholders may experience significant dilution as a result of future equity offerings or issuance. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders. As of August 6, 2014, we have a significant number of securities convertible into, or allowing the purchase of, our common stock, including 5,069,815 shares of common stock issuable upon exercise of warrants outstanding, 1,863,329 options to purchase shares of our common stock and restricted stock awards outstanding, and 1,832,282 shares of common stock reserved for future issuance under our stock incentive plans. Under the Controlled Equity OfferingSM Sales Agreement entered into with Cantor Fitzgerald & Co. on February 1, 2013, we may offer and sell, from time to time through “at-the-market” offerings, up to an aggregate of $25 million of shares of our common stock. We had only sold $6.8 million under the Sales Agreement as of August 6, 2014.

We may be unable to maintain compliance with NASDAQ Marketplace Rules which could cause our common stock to be delisted from The NASDAQ Capital Market. This could result in the lack of a market for our common stock, cause a decrease in the value of an investment in us, and adversely affect our business, financial condition and results of operations.

Our common stock is currently listed on The NASDAQ Capital Market. To maintain the listing of our common stock on The NASDAQ Capital Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and stockholders’ equity of at least $2.5 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and a total market value of listed securities of at least $35 million. As of August 6, 2014, the closing sale price of our common stock was $3.18, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors and 10% or more stockholders) was approximately $63 million and the total market value of our listed securities was approximately $63 million. There is no assurance that we will continue to meet the minimum closing price requirement and other listing requirements. As of June 30, 2014, we had stockholders’ equity of $45.4 million.

On October 28, 2013, we effected a 4.5-to-1 reverse stock split of our common stock primarily for purposes of increasing the market price of our common stock, among others, and our common stock started to trade on the post-split basis on October 29, 2013. Other companies have found that the increased stock prices resulting from reverse splits tend to diminish over time unless supported by positive developments in the business. The closing price of our common stock as reported on The NASDAQ Capital Market has declined from $5.14 on October 29, 2013 to $3.18 on August 6, 2014.

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

Our effective tax rate may be impacted by a number of factors, including tax effects of the EGEN acquisition.

Our effective tax rate may be impacted by the tax effects of the EGEN acquisition, dispositions, changes to tax laws or regulations, examinations by tax authorities, stock-based compensation, uncertain tax positions, and changes in our ability to realize deferred tax assets. Significant judgment and estimates are required in determining the impact on our effective tax rate related to these items, including whether it is more likely than not that some or all of our deferred tax assets will be realized. Such estimates are subject to uncertainty due to various factors, including the economic environment, industry and market conditions, and the length of time of the projections included in the analyses. If our actual results are less favorable than current estimates, or we revise our estimates downward in future analyses, a valuation allowance may be required related to our deferred tax assets with a corresponding adjustment to earnings in the period in which such determination is made, which could have a material effect on our results of operations.

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

Acquisition of EGEN

On June 20, 2014, we completed the acquisition of substantially all of the assets of Egen, Inc., an Alabama corporation (EGEN), pursuant to an Asset Purchase Agreement (EGEN Purchase Agreement). CLSN Laboratories, Inc., a Delaware corporation and a wholly-owned subsidiary of Celsion (CLSN Laboratories), acquired all of EGEN’s right, title and interest in and to substantially all of the assets of EGEN, including cash and cash equivalents, accounts receivable, patents, trademarks and other intellectual property rights, clinical data, inventory and raw materials, certain contracts, licenses and permits, machinery, mobile and immobile equipment, furniture, office equipment, furnishings, transportation equipment, supplies and other tangible personal property (the EGEN Acquisition). In addition, CLSN Laboratories assumed certain specified liabilities of EGEN, including the liabilities arising out of the acquired contracts and other assets relating to periods after the closing date.

The total aggregate purchase price for the acquisition is up to $44.4 million, which includes potential future payments of up to $30.4 million contingent upon achievement of certain milestones set forth in the EGEN Purchase Agreement (Earnout Payments). At the closing, Celsion paid approximately $3.0 million in cash after the expense adjustment and issued 2,712,188 shares of common stock to EGEN. The shares of common stock were issued in a private transaction exempt from registration under the Securities Act of 1933, as amended (Securities Act), pursuant to Section 4(2) thereof. In addition, 670,070 shares of Celsion common stock are issuable to EGEN on or after August 2, 2016 pending satisfactory resolution of any post-closing adjustments of expenses and EGEN’s indemnification obligations under the EGEN Purchase Agreement. The Earnout Payments of up to $30.4 million will become payable, in cash, shares of Celsion common stock or a combination thereof, at Celsion’s option, as follows: $12.4 million will become payable upon achieving certain specified development milestones relating to an EGEN-001 ovarian cancer study to be conducted by Celsion or its subsidiary, $12.0 million will become payable upon achieving certain specified development milestones relating to an EGEN-001 glioblastoma multiforme brain cancer study to be conducted by Celsion or its subsidiary, and up to $6.0 million will become payable upon achieving certain specified milestones relating to the TheraSilence technology acquired from EGEN in the acquisition. Our obligations to make the Earnout Payments will terminate on the seventh anniversary of the closing date.

Warrant related to Loan and Security Agreement

On June 9, 2014, we borrowed an additional $5.0 million from Hercules Technology Growth Capital, Inc. (Hercules) pursuant to our loan and security agreement dated as of November 25, 2013 with Hercules (Loan Agreement). We used the loan proceeds to pay the cash payment to EGEN at the closing of the EGEN Acquisition and certain transaction costs incurred by us in connection with the EGEN Acquisition. We previously issued a warrant to Hercules (Warrant) exercisable to purchase 97,493 shares of common stock in conjunction with the borrowing of our first advance of $5.0 million under the term loan on November 25, 2013. The Warrant provides for an additional 97,493 shares of common stock to become automatically exercisable upon any additional advance to us of at least $5.0 million under the term loan. In connection with our borrowing of the additional $5.0 million, the Warrant became exercisable by Hercules to purchase a total of 194,986 shares of common stock. The Warrant was previously issued in a private transaction exempt from registration under the Securities Act, pursuant to Section 4(2) thereof.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

2.1+***	Asset Purchase Agreement, dated as of June 10, 2014, by and between Celsion Corporation and Egen, Inc.

4.1+	Registration Rights Agreement, dated as of June 20, 2014, by and between Celsion Corporation and Egen, Inc.

10.1	Celsion Corporation 2007 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2014.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Balance Sheets, (ii) the unaudited Statements of Operations, (iii) the unaudited Statements of Comprehensive Loss, (iv) the unaudited Statements of Cash Flows, (v) the unaudited Statements of Change in Stockholders' Equity (Deficit), and (vi) Notes to Financial Statements.

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

August 7, 2014

CELSION CORPORATION

Registrant

By:	/s/ Michael H. Tardugno
Michael H. Tardugno
President and Chief Executive Officer

By:	/s/ Jeffrey W. Church
Jeffrey W. Church
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents

2.1+***	Asset Purchase Agreement, dated as of June 10, 2014, by and between Celsion Corporation and Egen, Inc.

4.1+	Registration Rights Agreement, dated as of June 20, 2014, by and between Celsion Corporation and Egen, Inc.

10.1	Celsion Corporation 2007 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2014.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Balance Sheets, (ii) the unaudited Statements of Operations, (iii) the unaudited Statements of Comprehensive Loss, (iv) the unaudited Statements of Cash Flows, (v) the unaudited Statements of Change in Stockholders' Equity (Deficit), and (vi) Notes to Financial Statements.

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