Form 10-Q
period 2014-09-30
Celsion CORP
filed 2014-11-10
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 10, 2014, the Registrant had 19,976,546 shares of Common Stock, $.01 par value per share, outstanding.

CELSION CORPORATION

QUARTERLY REPORT ON

FORM 10-Q

i

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q, including, without limitation, any projections of earnings, revenue or other financial items, any statements of the plans and objectives of management for future operations (including, but not limited to, pre-clinical development, clinical trials, manufacturing and commercialization), any statements concerning proposed drug candidates or other new products or services, any statements regarding future economic conditions or performance, any changes in the course of research and development activities and in clinical trials, any possible changes in cost and timing of development and testing, capital structure, financial condition, working capital needs and other financial items, any changes in approaches to medical treatment, any introduction of new products by others, any possible licenses or acquisitions of other technologies, assets or businesses, our ability to realize the full extent of the anticipated benefits of our acquisition of substantially all of the assets of Egen, Inc., including achieving operational cost savings and synergies in light of any delays we may encounter in the integration process and additional unforeseen expenses, any possible actions by customers, suppliers, partners, competitors and regulatory authorities, compliance with listing standards of the NASDAQ Capital Market and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations.

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

Trademarks

The Celsion brand and product names, including but not limited to Celsion®, ThermoDox®, EGEN®, TheraPlas™ and TheraSilence™, contained in this document are trademarks, registered trademarks or service marks of Celsion Corporation or its subsidiary in the United States (U.S.) and certain other countries. This document also contains references to trademarks and service marks of other companies that are the property of their respective owners.

ii

PART I: FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

	September 30, 2014 (unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$4,558,352	$5,718,504
Investment securities – available for sale, at fair value	39,047,820	37,156,381
Accrued interest receivable on investment securities	206,171	212,048
Advances, deposits and other current assets	686,518	675,186
Total current assets	44,498,861	43,762,119

Property and equipment (at cost, less accumulated depreciation of $1,520,690 and $1,264,190, respectively)	1,043,761	832,886

Other assets:
In-process research and development	25,801,728	–
Goodwill	1,976,101	–
Deposits, deferred fees and other assets	236,467	1,054,942
Patent licensing fees, net	15,000	20,625
Total other assets	28,029,296	1,075,567

Total assets	$73,571,918	$45,670,572

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

(Continued)

	September 30, 2014 (unaudited)	December 31, 2013

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,435,600	$1,452,436
Accrued liabilities	1,775,149	2,707,653
Notes payable – current portion	2,700,960	10,891
Deferred revenue – current portion	500,000	500,000
Total current liabilities	9,411,709	4,670,980

Earnout milestone liability	13,877,659	–
Common stock warrant liability	398,044	3,026
Notes payable, net of discounts	6,887,662	5,000,000
Deferred revenue	3,625,000	4,000,000
Other non-current liabilities	454,904	472,731

Total liabilities	34,654,978	14,146,737

Stockholders' equity:
Preferred stock, $0.01 par value: 100,000 shares authorized; no shares issued or outstanding at September 30, 2014 and December 31, 2013, respectively	–	–
Common stock, $0.01 par value; 75,000,000 shares authorized; 20,097,103 and 13,737,970 shares issued at September 30, 2014 and December 31, 2013, and 19,976,046 and 13,604,975 shares outstanding at September 30, 2014 and December 31, 2013, respectively	200,971	137,380
Additional paid-in capital	229,447,212	203,139,142
Accumulated other comprehensive loss	(26,072)	(44,166)
Accumulated deficit	(188,501,156)	(169,287,157)
Subtotal	41,120,955	33,945,199
Treasury stock, at cost (121,057 and 132,995 shares at September 30, 2014 and December 31, 2013, respectively)	(2,204,015)	(2,421,364)

Total stockholders' equity	38,916,940	31,523,835

Total liabilities and stockholders' equity	$73,571,918	$45,670,572

See accompanying notes to the financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Licensing revenue	$125,000	$125,000	$375,000	$375,000

Operating expenses:
Research and development	4,629,628	2,269,228	10,688,269	7,494,981
General and administrative	2,044,163	1,389,539	6,783,228	5,028,988
Acquisition costs	119,996	–	1,187,263	–
Total operating expenses	6,793,787	3,658,767	18,658,760	12,523,969

Loss from operations	(6,668,787)	(3,533,767)	(18,283,760)	(12,148,969)

Other (expense) income:
Gain (loss) from change in valuation of common stock warrant liability	96,830	(518,843)	81,243	8,141,574
Investment income, net	26,515	144,532	57,268	228,227
Interest expense	(418,711)	(162,774)	(912,539)	(519,913)
Other income (expense)	21,807	(669)	19,319	(2,530)
Total other (expense) income, net	(273,559)	(537,754)	(754,709)	7,847,358

Net loss	(6,942,346)	(4,071,521)	(19,038,469)	(4,301,611)

Non-cash deemed dividend from beneficial conversion feature on convertible preferred stock	–	–	–	(4,601,410)

Net loss attributable to common shareholders	$(6,942,346)	$(4,071,521)	$(19,038,469)	$(8,903,021)

Net loss attributable to common shareholders per common share
Basic and diluted	$(0.35)	$(0.30)	$(1.06)	$(0.76)

Weighted average shares outstanding
Basic and diluted	19,964,389	13,601,800	17,948,841	11,755,611

See accompanying notes to the financial statements.

CELSION CORPORATION

 CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Other comprehensive (loss) gain

Changes in:
Realized (gain) loss on investment securities recognized in investment income, net	$(218)	$108,718	$23,473	$299,401

Unrealized loss on investment securities	(14,025)	(200,708)	(5,379)	(478,625)
Other comprehensive (loss) gain	(14,243)	(91,990)	18,094	(179,224)

Net loss	(6,942,346)	(4,071,521)	(19,038,469)	(4,301,611)
Comprehensive loss	$(6,956,589)	$(4,163,511)	$(19,020,375)	$(4,480,835)

See accompanying notes to the financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(19,038,469)	$(4,301,611)
Non-cash items included in net loss:
Depreciation and amortization	262,125	230,625
Change in fair value of common stock warrant liability	(81,243)	(8,141,574)
Cash received for non-refundable technology transfer fee	–	5,000,000
Deferred revenue	(375,000)	(375,000)
Stock-based compensation	2,253,636	995,950
Treasury shares issued for services and 401(k) matching contributions	41,819	84,271
Change in deferred rent liability	(17,825)	(13,752)
Amortization of deferred finance charges and debt discount associated with notes payable	311,595	98,817
Loss on sale of investment securities	23,473	299,401
Net changes in:
Accrued interest on short term investments and other current assets	(5,455)	(29,469)
Accounts payable	2,714,365	(90,768)
Accrued liabilities	(932,504)	184,033

Net cash used in operating activities:	(14,843,483)	(6,059,077)

Cash flows from investing activities:
Purchases of investment securities	(29,175,818)	(42,584,990)
Proceeds from sale and maturity of investment securities	27,279,000	17,919,974
Cash used in acquisition of EGEN, Inc. (net of cash received)	(2,849,760)	–
Refund of deposit for letter of credit	50,000	50,000
Purchases of property and equipment	(398,011)	(57,494)
Net cash used in investing activities	(5,094,589)	(24,672,510)

Cash flows from financing activities:
Proceeds from sale of common stock equity, net of issuance costs	13,788,811	15,628,099
Proceeds from sale of preferred stock, net of issuance costs	–	13,616,442
Proceeds from exercise of common stock warrants	–	261,944
Proceeds from exercise of options to purchase common stock	–	184,047
Proceeds from note payable	5,000,000	–
Principal payments on notes payable	(10,891)	(780,021)
Net cash provided by financing activities	18,777,920	28,910,511

Decrease in cash and cash equivalents	(1,160,152)	(1,821,076)
Cash and cash equivalents at beginning of period	5,718,504	14,991,488
Cash and cash equivalents at end of period	$4,558,352	$13,170,412

Supplemental disclosures of cash flow information:
Interest paid	$605,100	$390,668

Fair value of common stock issued in acquisition of EGEN, Inc. assets	$10,850,977	$–

See accompanying notes to the financial statements.

CELSION CORPORATION

 NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Note 1.   Business Description

Celsion Corporation, a Delaware corporation based in Lawrenceville, New Jersey, and its wholly owned subsidiary, CLSN Laboratories, Inc., also a Delaware corporation, referred to herein as “Celsion”, “we”, or “the Company,” as the context requires, is a fully-integrated oncology drug development company focused on developing a portfolio of innovative cancer treatments, including directed chemotherapies, immunotherapies and RNA- or DNA-based therapies. Our lead program is ThermoDox®, a proprietary heat-activated liposomal encapsulation of doxorubicin, currently in Phase III development for the treatment of primary liver cancer. Our pipeline also includes EGEN-001, a DNA-based immunotherapy for the localized treatment of ovarian and brain cancers. We have three platform technologies for the development of treatments for those suffering with difficult-to-treat forms of cancer, novel nucleic acid-based immunotherapies and other anti-cancer DNA or RNA therapies, including TheraPlas™ and TheraSilence™. We are working to develop and commercialize more efficient, effective and targeted oncology therapies based on our technologies, with the goal to develop novel therapeutics that maximize efficacy while minimizing side-effects common to cancer treatments.

Note 2.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Celsion Corporation and CLSN Laboratories, Inc., have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  All intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 13, 2014 with the Securities and Exchange Commission.

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

On October 28, 2013, the Company effected a 4.5-to-1 reverse stock split of its common stock which was made effective for trading purposes as of the commencement of trading on October 29, 2013. Immediately prior to the reverse stock split, the Company had 61,226,873 shares of common stock outstanding were combined and converted into 13,604,975 shares of the Company’s common stock as a result of the reverse stock split. All share, and per share amounts related to common stock, preferred stock, stock options, warrants and restricted stock included in these financial statements have been restated to reflect the reverse stock split. In addition, in accordance with Accounting Standards Update (ASU) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash, the changes in the Company’s common stock as a result of the reverse stock split require the per share components of the current and prior period financial statements presented be based on the new number of shares. Therefore, net loss per common share for the three and nine months ended September 30, 2013 have been adjusted to reflect post reverse stock split shares.

For the three and nine month periods ended September 30, 2014 and 2013, diluted loss attributable to common shareholders per common share was the same as basic loss attributable to common shareholders per common share as all options and warrants that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted earnings attributable to common shareholders per common share as their effect would have been anti-dilutive. The total number of shares of common stock issuable upon exercise of warrants and equity awards for the nine month periods ended September 30, 2014 and 2013 were 6,831,031 and 3,939,484, respectively.

Note 5.   Investment Securities - Available For Sale

Investment securities available for sale of $39,047,820 and $37,156,381 as of September 30, 2014 and December 31, 2013, respectively, consist of commercial paper and corporate debt securities.  They are valued at fair value, with unrealized gains and losses reported as a separate component of Stockholders’ Equity in Accumulated Other Comprehensive Loss.

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

A summary of the cost, fair value and bond maturities of the Company’s investment securities is as follows:

	September 30, 2014		December 31, 2013
	Cost	Fair Value	Cost	Fair Value
Corporate bond maturities
Within 3 months	$14,755,066	$14,754,389	$7,799,032	$7,797,689
Between 3-12 months	24,318,826	24,293,431	29,401,543	29,358,692
Total	$39,073,892	$39,047,820	$37,200,576	$37,156,381

The following table shows the Company’s investment securities with unrealized holding gains and losses and their fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013.  The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	September 30, 2014		December 31, 2013
Description of Securities	Fair Value	Unrealized Holding Gains (Losses)	Fair Value	Unrealized Holding Gains (Losses)

Available for Sale (all unrealized holding gains and losses are less than 12 months at date of measurement)
Bonds – corporate issuances with unrealized gains	$6,015,770	$487	$6,650,095	$1,907
Bonds – corporate issuances with unrealized losses	33,032,050	(26,559)	30,506,286	(46,073)
Total	$39,047,820	$(26,072)	$37,156,381	$(44,166)

Investment income which includes interest and dividends and gross realized gains and losses on sales of available for sale securities is summarized as follows:

	Three Months Ended September 30,
Description of Securities	2014	2013

Interest and dividend income	$26,297	$253,250
Realized gains (losses)	218	(108,718)
Investment income, net	$26,515	$144,532

	Nine Months Ended September 30,
Description of Securities	2014	2013

Interest and dividend income	$80,741	$527,628
Realized losses	(23,473)	(299,401)
Investment income, net	$57,268	$228,227

The following table presents the change, by component, in accumulated other comprehensive loss for the first nine months of 2014.

Accumulated Other Comprehensive Loss
Balance at January 1, 2014	$(44,166)

Unrealized losses on investment securities	(5,379)
Realized loss reclassified from other accumulated comprehensive loss	23,473
Net other comprehensive loss, net	18,094

Balance at September 30, 2014	$(26,072)

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

Cash and cash equivalents, other current assets, accounts payable and other accrued liabilities are reflected in the balance sheet at their estimated fair values primarily due to their short-term nature.  There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the nine months ended September 30, 2014. The following table presents information about assets and liabilities recorded at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 on the Company’s Balance Sheets:

	Total Fair Value on the Balance Sheet	Quoted Prices In Active Markets For Identical Assets /Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Recurring items as of September 30, 2014
Short-term investments available for sale Bonds – corporate issuances	$39,047,820		$39,047,820	$	─	$	─

Non-recurring items as of September 30, 2014
In-process research and development	$25,801,728	$	─	$	─		$25,801,728

Goodwill	$1,976,101	$	─	$	─		$1,976,101

Recurring items as of December 31, 2013
Short-term investments available for sale Bonds – corporate issuances	$37,156,381		$37,156,381	$	─	$	─

Liabilities:
Recurring items as of September 30, 2014
Common stock warrant liability	$398,044	$	─	$	─		$398,044

Earnout milestone liability	$13,877,659	$	─	$	─		$13,877,659

As of December 31, 2013
Common stock warrant liability	$3,026	$	─	$	─		$3,026

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

The total aggregate purchase price for the acquisition is up to $44.4 million, which includes potential future payments of up to $30.4 million contingent upon achievement of certain milestones set forth in the EGEN Purchase Agreement (Earnout Payments). At the closing, Celsion paid approximately $3.0 million in cash after expense adjustment and issued 2,712,188 shares of its common stock to EGEN. The shares of Celsion’s common stock were issued in a private transaction exempt from registration under the Securities Act of 1933, as amended (the Securities Act), pursuant to Section 4(2) thereof. In addition, 670,070 shares of Celsion common stock are issuable to EGEN on or after August 2, 2016 pending satisfactory resolution of any post-closing adjustments of expenses and EGEN’s indemnification obligations under the EGEN Purchase Agreement (Holdback Shares). The common stock issued and issuable to EGEN pursuant to the Asset Purchase Agreement were filed pursuant to Rule 415 under the Securities Act of 1933 on the Prospectus for Registration Statement No. 333-198786 and was declared effective on September 30, 2014.

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

*

The difference between the aggregate $30.4 million in future Earnout Payments and the $13.9 million included in the fair value of the acquisition consideration was based on the Company's risk-adjusted assessment of each milestone and utilizing a discount rate based on the estimated time to achieve the milestone. These milestone payments will be fair valued at the end of each quarter and any change in their value will be recognized in the financial statement. The Company assessed the fair value of these milestones at September 30, 2014 and concluded there was no change in the fair value from June 30, 2014.

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

Property and equipment, net	$35,000
In-process research and development	25,802,000
Goodwill	1,976,000

Total assets:	27,813,000

Accounts payable and accrued liabilities	(254,000)

Net assets acquired	$27,559,000

The preliminary purchase price exceeds the estimated fair value of the net assets acquired by approximately $2.0 million which was recorded as goodwill. Transaction costs associated with the EGEN are included in Acquisition Costs in the Condensed Consolidated Statement of Operations and totaled $119,996 and $1,187,263 during the three and nine months ended September 30, 2014, respectively.

Acquired In-Process Research and Development (IPR&D)

Acquired IPR&D consists of EGEN's drug technology platforms: TheraPlas™ and TheraSilence™. The fair value of the IPR&D drug technology platforms was estimated to be $25.8 million as of the acquisition date using the Multi-Period Excess Earnings Method (MPEEM) which is a form of the income approach. Under the MPEEM, the fair value of an intangible asset is equal to the present value of the asset’s incremental after-tax cash flows (excess earnings) remaining after deducting the market rates of return on the estimated value of contributory assets (contributory charge) over its remaining useful life.

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

Pro Forma Information

The following unaudited pro forma information presents our condensed results of operations as if the acquisition of EGEN had occurred on January 1, 2013:

	Three months ended September 30,
	2014	2013
Revenues	$125,000	$156,907
Loss from operations	(7,636,699)	(4,237,756)
Net loss applicable to common stock	(7,869,427)	(4,751,600)

	Nine months ended September 30,
	2014	2013
Revenues	$375,000	$406,907
Loss from operations	(19,951,985)	(13,662,027)
Net loss applicable to common stock	(20,549,899)	(10,367,146)

The above unaudited pro forma condensed consolidated financial information is presented for illustrative purposes only. It is not necessarily indicative of what the results of operations actually would have been had the acquisition been completed on the date indicated. In addition, it does not purport to project the future operating results of the combined entity.

The operations of EGEN were included with our operations from the period of closing of the acquisition on June 20, 2014 to the end of September 30, 2014. The Company’s Statement of Operations included $699,800 and $867,700 of operating expenses related to the operations of the acquired business for the three and nine month periods ended September 30, 2014, respectively.

Note 8. Goodwill and IPR&D

At September 30, 2014 and December 31, 2013, our goodwill and IPR&D consisted of the following:

	September 30,	December 31,
	2014	2013
In-process research and development	$25,801,728	$	─
Goodwill	1,976,101		─
Total goodwill and in-process research and development	$27,777,829	$	─

Goodwill represents the difference between the total purchase price for the net assets purchased from EGEN. and the aggregate fair values of tangible and intangible assets acquired, less liabilities assumed. We will test our goodwill for impairment annually and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying amount may be impaired.

In-process research and development consists of the estimated fair values of the IPR&D programs as of their respective acquisition dates. We will test our IPR&D for impairment annually and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying amount may be impaired.

Note 9. Accrued Liabilities

Accrued liabilities at September 30, 2014 and December 31, 2013 include the following:

	September 30, 2014	December 31, 2013
Amounts due to contract research organizations and other contractual agreements	$760,174	$1,711,934
Accrued payroll and related benefits	651,725	900,434
Accrued professional fees	249,500	63,500
Accrued interest on notes payable	93,750	─
Other	20,000	31,785

Total accrued liabilities	$1,775,149	$2,707,653

Note 10.  Note Payable

Hercules Credit Agreement

In November 2013, the Company entered into a loan agreement with Hercules Technology Growth Capital, Inc. (Hercules) which permits up to $20 million in capital to be distributed in multiple tranches (the Hercules Credit Agreement). The Company drew the first tranche of $5 million upon closing of the Hercules Credit Agreement in November 2013 and used approximately $4 million of the proceeds to repay the outstanding obligations under its loan agreement with Oxford Finance LLC and Horizon Technology Finance Corporation as discussed further below. On June 10, 2014, the Company closed the second $5 million tranche under the Hercules Credit Agreement. The proceeds were used to fund the $3.0 million upfront cash payment associated with Celsion's acquisition of EGEN, as well as the Company’s transaction costs associated with the EGEN acquisition.  Upon the closing of this second tranche, the Company has drawn down a total of $10 million under the Hercules Credit Agreement.

The obligations under the Hercules Credit Agreement are in the form of secured indebtedness bearing interest at a calculated prime-based variable rate (11.25% per annum since inception). Payments under the loan agreement are interest only for the first twelve months after loan closing, followed by a 30-month amortization period of principal and interest through the scheduled maturity date.

In connection with the Hercules Credit Agreement, the Company incurred cash expenses of $122,378 which were recorded as deferred financing fees.  These deferred financing fees are being amortized as interest expense using the effective interest method over the life of the loan.  Also in connection with the Hercules Credit Facility, the Company paid loan origination fees of $230,000 which has been classified as debt discount. This amount is being amortized as interest expense using the effective interest method over the life of the loan.

As a fee in connection with the Hercules Credit Agreement, the Company issued Hercules a warrant for a total of 97,493 shares of the Company’s common stock (the Hercules Warrant) at a per share exercise price of $3.59, exercisable for cash or by net exercise from November 25, 2013. Upon the closing of the second tranche on June 10, 2014, this warrant became exercisable for an additional 97,493 shares of the Company’s common stock. The Hercules Warrant will expire November 25, 2018. Hercules has certain rights to register the common stock underlying the Hercules Warrant pursuant to a Registration Rights Agreement with the Company dated November 25, 2013. The registration rights expire on the date when such stock may be sold under Rule 144 without restriction or upon the first year anniversary of the registration statement for such stock, whichever is earlier. The common stock issuable pursuant to the Hercules Warrant was filed pursuant to Rule 415 under the Securities Act of 1933 on the Prospectus for Registration Statement No. 333-193936 and was declared effective on September 30, 2014.

The Company valued the Hercules Warrant issued at the inception of the loan using the Black-Scholes option pricing model and recorded $521,763 in 2013 as deferred financing fees.  In calculating the value of the warrants, the Company assumed a volatility rate of 102%, risk free interest rate of 1.37%, an expected life of 5 years, a stock price of $3.55 (closing price on date of the Hercules Warrant) and no expected forfeitures nor dividends.  In the second quarter of 2014, the Company reassessed the classification of the warrants and concluded the original amount should be reclassified from deferred financing fees and equity. Therefore, other assets and additional paid in capital were both reduced by the $521,763. The Company then valued the warrant for the initial 97,493 shares of the Company’s common stock as of the inception of the loan and recorded $260,928 as a debt discount to be amortized as interest expense using the effective interest method over the life of the loan and recognized a warrant liability for this amount. In connection with the closing of the second $5 million tranche on June 9, 2014, the Company then valued the warrant for the additional 97,493 shares of the Company’s common stock which became available and exercisable as of the date and recorded $215,333 as a debt discount to be amortized as interest expense using the effective interest method over the life of the loan and recognized a warrant liability for this amount. In calculating the value of the warrant for the additional shares of the Company’s common stock on June 10, 2014, the Company assumed a volatility rate of 104%, risk free interest rate of 1.69%, an expected remaining life of 4.5 years, a stock price of $3.07 (closing price June 9, 2014) and no expected forfeitures nor dividends.  The warrant liability will be fair valued at the end of each quarter and the resulting change in fair value will be recognized in net income.

Also in connection with each of the $5.0 million tranches, the Company will be required to pay an end of term charge equal to 3.5% of each original loan amount at time of maturity. Therefore, these amounts totaling $350,000 are being amortized as interest expense using the effective interest method over the life of the loan.

For the nine months ended September 30, 2014, the Company incurred $604,688 in interest expense and amortized $307,440 as interest expense for deferred fees, debt discount and end of term charges in connection with the Hercules Credit Agreement.

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

Following is a schedule of future principle payments before debt discount due on the Hercules Credit Agreement:

For the year ending September 30,

2015	$2,700,960
2016	3,977,412
2017	3,321,628
2018 and thereafter	─

Total	$10,000,000

Oxford & Horizon Credit Agreement

In June 2012, the Company entered into a Loan and Security Agreement (the Oxford & Horizon Credit Agreement) with Oxford Finance LLC (Oxford) and Horizon Technology Finance Corporation (Horizon). The Oxford & Horizon Credit Agreement provided for a secured term loan of up to $10 million, with 50% of any loans to be funded by Oxford and 50% to be funded by Horizon. The aggregate loan amount could have been advanced in two tranches of $5 million each. The first tranche (the Term A Loan) was made available to the Company on June 27, 2012 and the second tranche was to be made available, if at all, during the period beginning on the date that the Company achieved positive data in its Phase III clinical trial of RFA and ThermoDox® (the HEAT Study) and ending on March 31, 2013.  On January 31, 2013, the Company announced it did not meet the primary endpoint of the HEAT Study.

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

As a fee in connection with the Oxford & Horizon Credit Agreement, the Company issued warrants to Horizon and Oxford (the Oxford & Horizon Warrants) to purchase the number of shares of the Company’s common stock equal to 3% of each loan amount divided by the exercise price of $13.14 per share, which was calculated as the average NASDAQ closing price of the Company’s common stock for the three days prior to the funding of the loan amount.  This resulted in 11,415 warrant shares issued in connection with the Term A Loan.  The Oxford & Horizon Warrants issued in connection with the Term A Loan are exercisable for cash or by net exercise and will expire seven years after their issuance, which is June 27, 2019.

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

Capital Lease

In November 2011, the Company financed $144,448 of lab equipment through a capital lease.  This lease obligation has thirty monthly payments of $5,651 through February 2014.  During the first nine months of 2014, the Company made principal and interest payments totaling $11,303 to satisfy the remaining obligation under this capital lease.

Note 11. Stockholders’ Equity

January 2014 Common Stock Offering

On January 15, 2014, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company sold, in a registered offering, an aggregate of 3,603,604 shares of its common stock, par value $0.01 per share, and warrants to purchase up to 1,801,802 shares of Common Stock, for an aggregate purchase price of approximately $15 million (the January 2014 Common Stock Offering). The shares of common stock and warrants were sold in units, with each unit consisting of one share of common stock, a Series A warrant to purchase 0.25 share of common stock and a Series B warrant to purchase 0.25 share of common stock. Each unit was sold at a purchase price of $4.1625. Each Series A warrant will be exercisable at any time on or after its issuance date and until the five-year anniversary of the issuance date. Each Series B warrant will be exercisable at any time on or after its issuance date and until the one-year anniversary of the issuance date. Each warrant has an exercise price of $4.10 per share. Under the purchase agreement, the Company is prohibited, for a period of nine months after the closing, from effecting or entering into an agreement to issue common stock or any other securities that are at any time convertible into, or exercisable or exchangeable for, or otherwise entitle the holder thereof to receive, common stock to the extent such issuance or sale involves certain variable conversion, exercise or exchange prices or such agreement provides for sale of securities at a price to be determined in the future.

Controlled Equity Offering

On February 1, 2013, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the ATM Agreement) with Cantor Fitzgerald & Co., as sales agent (Cantor), pursuant to which the Company may offer and sell, from time to time, through Cantor, shares of its common stock having an aggregate offering price of up to $25.0 million (the ATM Shares) pursuant to the Company’s previously filed and effective Registration Statement on Form S-3. Under the ATM Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the our common stock or to or through a market maker.  From February 1, 2013 through February 25, 2013, the Company sold and issued an aggregate of 1,195,927 shares of common stock under the ATM Agreement, receiving approximately $6.8 million in net proceeds.

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

The ATM Agreement will terminate upon the earlier of (i) the sale of ATM Shares under the ATM Agreement having an aggregate offering price of $25 million and (ii) the termination of the ATM Agreement by Cantor or the Company. The ATM Agreement may be terminated by Cantor or the Company at any time upon 10 days' notice to the other party, or by Cantor at any time in certain circumstances, including the occurrence of a material adverse change in the Company.  The Company pays Cantor a commission of 3.0% of the aggregate gross proceeds from each sale of ATM Shares and has agreed to provide Cantor with customary indemnification and contribution rights. The Company also reimbursed Cantor for legal fees and disbursements, of $50,000, in connection with entering into the ATM Agreement. In connection with the January 2014 Common Stock Offering, the Company agreed to not sell any ATM Shares until July 22, 2014. In September of 2014, the Company reactivated the ATM Agreement.

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

Reverse Stock Split

On October 28, 2013, the Company effected a 4.5-to-1 reverse stock split of its common stock which was made effective for trading purposes as of the commencement of trading on October 29, 2013. As of October 28, 2013, each nine shares of issued and outstanding common stock and equivalents were combined and converted into two shares of common stock outstanding at the time of the reverse stock split.  Weighted average shares outstanding and net income (loss) attributable to common stockholders of the Company for the three and nine months ended September 30, 2013 have been adjusted to reflect the reverse stock split.

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

In 2007, the Company adopted the Celsion Corporation 2007 Stock Incentive Plan (the 2007 Plan) under which 222,222 shares were authorized for issuance. The purpose of the 2007 Plan is to promote the long-term growth and profitability of the Company by providing incentives to improve stockholder value and enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility.  The 2007 Plan permits the granting of equity awards in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, and performance awards, or in any combination of the foregoing.  At the Annual Meetings of Stockholders of Celsion held on June 25, 2010, June 7, 2012 and June 20, 2014, the stockholders approved amendments to the Plan.  The only material difference between the original Plan and the amended Plan was the number of shares of common stock available for issuance under the amended Plan which was increased by 222,222 to a total of 444,444 shares in 2010, by 500,000 to a total of 944,444 shares in 2012 and by 2,500,000 to a total of 3,444,444 shares in 2014.

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

The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Nine Months Ended September 30,
	2014	2013
Risk-free interest rate	2.63 - 2.75%	0.85 - 1.19%
Expected volatility	98.7 - 100.7%	83.4 - 97.8%
Expected life (in years)	10.00	5.25 - 6.0
Expected forfeiture rate	5%	5 - 7.5%
Expected dividend yield	0.0%	0.0%

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

A summary of the Company’s stock option and restricted stock awards for the nine months ended September 30, 2014 is as follows:

	Stock Options		Restricted Stock Awards
Equity Awards	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Contractual Terms of Equity Awards (in years)

Equity awards outstanding at December 31, 2013	861,905	$12.30	2,109	$16.28
Equity awards granted	954,200	$3.54	25,250	$3.49
Equity awards exercised	-	–	(20,841)	$4.82
Equity awards forfeited, cancelled or expired	(67,925)	$20.15	–	–

Equity awards outstanding at September 30, 2014	1,748,180	$7.21	6,518	$3.38	8.02

Aggregate intrinsic value of outstanding awards at September 30, 2014	$–		$22,025

Equity awards exercisable at September 30, 2014	1,008,573	$9.59			6.72

Aggregate intrinsic value of awards exercisable at September 30, 2014	$–

Total compensation cost related to employee stock options and restricted stock awards amounted to $532,160 and $261,277 for the three months ended September 30, 2014 and 2013, respectively.  Total compensation cost related to employee stock options and restricted stock awards amounted to $2,253,636 and $ 995,950 for the nine months ended September 30, 2014 and 2013, respectively. No compensation cost related to share-based payments arrangements was capitalized as part of the cost of any asset as of September 30, 2014 and 2013.

As of September 30, 2014, there was $1.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.9 years. The weighted average grant-date fair value was $3.18 and $4.41 per share for the options granted during the nine months ended September 30, 2014 and 2013, respectively.  The weighted average grant-date fair value was $3.49 and $5.36 for the restricted stock awards granted during the nine months ended September 30, 2014 and 2013, respectively.  The Company granted 25,250 and 111 restricted stock awards during the first nine months of 2014 and 2013, respectively.

Collectively, for all the stock option plans as of September 30, 2014, there were a total of 3,674,770 shares reserved, which were comprised of 1,754,698 equity awards granted and 1,920,072 equity awards available for future issuance.

Note 13. Warrants

Common Stock Warrants

Following is a summary of all warrant activity for the nine months ended September 30, 2014:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price

Warrants outstanding at December 31, 2013	3,170,520	$10.65

Warrants granted in connection with the January 2014 Common Stock Offering, as more fully described in Note 11	1,801,802	$4.10

Increase in number shares associated with the Hercules Warrant (see Note 10)	97,493	$3.59

Warrants exercised for common stock	–	$–

Warrants outstanding at September 30, 2014	5,069,815	$8.18

Aggregate intrinsic value of outstanding warrants at September 30, 2014	$–

Weighted average remaining contractual terms (in years)	2.6

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

The fair value of the warrants at September 30, 2014 and December 31, 2013 was $398,044 and $3,026, respectively, calculated using the Black-Scholes option-pricing model with the following ranges of assumptions:

	September 30, 2014	December 31, 2013
Risk-free interest rate	0.03 - 1.78%	0.13%
Expected volatility	24.1 - 103.4%	64.74%
Expected life (in years)	0.5 - 4.2	1.25
Expected forfeiture rate	0.0%	0.0%
Expected dividend yield	0.00%	0.00%

The following is a summary of the changes in the common stock warrant liability for the nine months ended September 30, 2014:

Beginning balance as of January 1, 2014	$3,026

Fair value of warrants classified as liability (see Note 10)	476,261
Gain from the adjustment for the change in fair value included in net income	(81,243)
Ending balance as of September 30, 2014	$398,044

Prior to the closing of the May 2013 Common Stock Offering, there were an insufficient number of authorized shares to complete the transaction.  The investors in the May 2013 Common Stock Offering also held warrants to purchase common stock of the Company which were issued in connection with previous offerings. Concurrent with the closing of the May 2013 Common Stock Offering, the institutional investors agreed to waive their rights to exercise these warrants to purchase 1,398,816 shares of common stock of the Company (the Waived Warrants) until the Company obtained stockholders’ approval to increase the number of its authorized shares of common stock in conjunction with the proposed reverse stock split of its outstanding shares of common stock. At the Company’s 2013 Annual Meeting of Stockholders held on July 19, 2013, the Company’s stockholders voted to approve the proposal to grant discretionary authority to the Board of Directors to amend the Certificate of Incorporation of the Company, as amended, to effect, at any time on or prior to the date of the 2014 Annual Meeting of Stockholders, a reverse stock split at an exchange ratio within the specified range and to set the number of authorized shares effective immediately after the reverse stock split at 75 million shares. On October 28, 2013, the Company announced that it effected a 1-for-4.5 reverse stock split of its common stock. See the section titled “Reverse Stock Split” in Note 11 above for further information.

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

As a result of this change in the warrant liability in the aggregate at June 30, 2013 (which included the valuations of warrants from both the September 2009 register direct financing and the warrants waived in the May 2013 Common Stock Offering), the Company recorded a non-cash benefit of $8.7 million in the six months ended June 30, 2013. In connection with the reverse stock split as more fully described above in Note 11, these warrants were valued as of October 28, 2013, and the Company reclassified the fair value of the Waived Warrants totaling approximately $5.3 million from a liability to equity at that time.

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

Note 14. Contingent Liabilities and Commitments

In July 2011, the Company, as a tenant, and a landlord executed a lease (the Lease) for a 10,870 square foot premises located in Lawrenceville, New Jersey.  In October 2011, the Company relocated its offices to Lawrenceville, New Jersey from Columbia, Maryland.  The Lease has a term of 66 months and provides for 6 months of free rent; with the first monthly rent payment of approximately $23,000 paid in April 2012.  Also, as required by the Lease, the Company provided Brandywine with an irrevocable and unconditional standby letter of credit for $250,000, which the Company secured with an escrow deposit at its banking institution of this same amount.  The standby letter of credit will be reduced by $50,000 on each of the 19th, 31st and 43rd months from the initial term, with the remaining $100,000 amount remaining until the term of the Lease has expired. In connection with two $50,000 reductions of the standby letter of credit in April 2013 and 2014, the Company reduced the escrow deposit by $50,000 each time.

In connection with the Egen Asset Purchase agreement in June 2014, the Company assumed the existing lease with another landlord for a 11,500 square foot premises located in Huntsville Alabama. This lease will has a remaining term of 43 months with monthly rent payments of approximately $23,200.

Note 15. Technology Development and Licensing Agreements

Technology Development Contract and Commercial Supply Agreement with Zhejiang Hisun Pharmaceutical Co. Ltd.

On May 7, 2012 the Company entered into a long term commercial supply agreement with Zhejiang Hisun Pharmaceutical Co. Ltd. (Hisun) for the production of ThermoDox® in mainland China, Hong Kong and Macau (the China territory).  In accordance with the terms of the agreement, Hisun will be responsible for providing all of the technical and regulatory support services, including the costs of all technical transfer, registration and bioequivalence studies, technical transfer costs, Celsion consultative support costs and the purchase of any necessary equipment and additional facility costs necessary to support capacity requirements for the manufacture of ThermoDox®.  Celsion will repay Hisun for the aggregate amount of these development costs and fees commencing on the successful completion of three registration batches of ThermoDox®.  Hisun is also obligated to certain performance requirements under the agreement.  The agreement will initially be limited to a percentage of the production requirements of ThermoDox® in the China territory with Hisun retaining an option for additional global supply after local regulatory approval in the China territory.  In addition, Hisun will collaborate with Celsion around the regulatory approval activities for ThermoDox® with the China State Food and Drug Administration (CHINA FDA).  As of September 30, 2014, the Company has incurred approximately $371,000 in costs to be reimbursed to Hisun.

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

Forward-Looking Statements

Statements and terms such as “expect”, “anticipate”, “estimate”, “plan”, “believe” and words of similar import regarding our expectations as to the development and effectiveness of our technologies, the potential demand for our products, and other aspects of our present and future business operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, readers should specifically consider the various factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 13, 2014 with the Securities and Exchange Commission and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on August 7, 2014 with the Securities and Exchange Commission, which factors include, without limitation, plans and objectives of management for future operations or programs or proposed new products or services; changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing; possible changes in capital structure, financial condition, working capital needs and other financial items; changes in approaches to medical treatment; clinical trial analysis and future plans relating thereto; our ability to realize the full extent of the anticipated benefits of our acquisition of substantially all of the assets of Egen, Inc., including achieving operational cost savings and synergies in light of any delays we may encounter in the integration process and additional unforeseen expenses; introduction of new products by others; possible licenses or acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, partners, competitors and regulatory authorities. These and other risks and uncertainties could cause actual results to differ materially from those indicated by forward-looking statements.

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

Strategic and Clinical Overview

Celsion is a fully-integrated oncology drug development company focused on developing a portfolio of innovative cancer treatments, including directed chemotherapies, immunotherapies and RNA- or DNA-based therapies. Our lead program is ThermoDox®, a proprietary heat-activated liposomal encapsulation of doxorubicin, currently in Phase III development for the treatment of primary liver cancer. Our pipeline also includes EGEN-001, a DNA-based immunotherapy for the localized treatment of ovarian and brain cancers. We have three platform technologies for the development of treatments for those suffering with difficult-to-treat forms of cancer, novel nucleic acid-based immunotherapies and other anti-cancer DNA or RNA therapies, including TheraPlas™ and TheraSilence™. We are working to develop and commercialize more efficient, effective and targeted oncology therapies based on our technologies, with the goal to develop novel therapeutics that maximize efficacy while minimizing side-effects common to cancer treatments.

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

The OPTIMA Study. On February 24, 2014, we announced that the United States Food and Drug Administration (FDA), after its customary 30 day review period, provided and allowed, subject to compliance with regulatory standards, clearance for our planned pivotal, double-blind, placebo-controlled Phase III trial (the OPTIMA Study) of ThermoDox®, in combination with RFA in primary liver cancer, also known as hepatocellular carcinoma (HCC). The OPTIMA Study trial design is based on the comprehensive analysis of data from the HEAT Study. We launched the OPTIMA Study in the first half of 2014. The OPTIMA Study was designed with extensive input from globally recognized HCC researchers and clinicians and after receiving formal written consultation from the FDA. The OPTIMA Study is expected to enroll approximately 550 patients globally, with up to 100 sites in the United States, Europe, China and Asia Pacific, and will evaluate ThermoDox® in combination with RFA, which will be standardized to a minimum of 45 minutes across all investigators and sites for treating lesions 3 to 7 centimeters, versus standardized RFA alone. The primary endpoint for the trial is overall survival, and the secondary endpoint for the trial is PFS and Safety. The statistical plan calls for two interim efficacy analyses by an independent Data Monitoring Committee. On September 2, 2014, we announced that the first patient had been enrolled in the OPTIMA Study.

In addition, we met with the China State Food and Drug Administration (CHINA FDA) in 2014 to discuss the OPTIMA Phase III trial including minimum patient enrollment requirements supporting ThermoDox®’s registration in China. Based on those discussions, we are submitting an application for accelerated approval of the study in China. We plan to expand our clinical site footprint in Europe and will meet with the European Medicines Agency (EMA) during 2014. We have filed a request for a Voluntary Harmonization Procedure (VHP) in Europe, which provides for the assessment of multinational clinical trial applications across several European countries, including Germany, France and Spain.  The Company’s request for a VHP in Europe was approved on October 23, 2014.

The DIGNITY Study. On July 24, 2014, we announced interim data from our ongoing open-label Phase II trial (the DIGNITY Study) of ThermoDox® in Recurrent Chest Wall Breast Cancer (RCWBC). The trial is designed to enroll up to 20 patients at several U.S. clinical sites and is evaluating ThermoDox® in combination with mild hyperthermia. Of the 14 patients enrolled and treated, ten were eligible for evaluation of efficacy. Based on data available to date, 60% of patients experienced a stabilization of their highly refractory disease with a local response rate of 50% observed in the ten evaluable patients, notably three complete responses, two partial responses and one patient with stable disease.

These data are consistent with the combined clinical data from two Phase I trials, our Phase I DIGNITY Study and the Duke University sponsored Phase I trial of ThermoDox® plus hyperthermia in RCWBC in December 2013. The two similarly designed Phase I studies enrolled patients with highly resistant tumors found on the chest wall and who had progressed on previous therapy including chemotherapy, radiation therapy and hormone therapy. There were 29 patients treated in the two trials (11 patients in our DIGNITY Study and 18 patients in the Duke study). Of the 29 patients treated, 23 were eligible for evaluation of efficacy. A local response rate of over 60% was reported in 14 of the 23 evaluable patients with five complete responses and nine partial responses.

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

In the acquisition, we purchased EGEN-001, a DNA-based immunotherapy for the localized treatment of ovarian and brain cancers, and three platform technologies for the development of treatments for those suffering with difficult-to-treat forms of cancer, novel nucleic acid-based immunotherapies and other anti-cancer DNA or RNA therapies, including TheraPlas™ and TheraSilence™. EGEN-001 is currently in an early stage of clinical development for the treatment of ovarian cancer, and the delivery technology platforms that we purchased from EGEN are in preclinical stages of development. On October 28, 2014, we presented preclinical data related to TheraSilence® at the miRNA World Conference Workshop on miRNA Delivery. Preclinical data indicate that in a mouse lung tumor model, intravenous (IV) delivery of RNA inhibiting VEGFR-2, a tumor angiogenesis factor, via the TheraSilence® delivery system resulted in significant knockdown of VEGFR-2 transcript in lungs, reduction in tumor blood vessel density and inhibition of tumor growth. Preclinical studies also demonstrated the ability of anti-miRNA delivered via the TheraSilence® delivery system to inhibit miRNA-145, which is associated with the pathogenesis of pulmonary arterial hypertension. Systemically administered RNA complexes using the TheraSilence® delivery system demonstrated a good tolerability profile. We do not expect to realize any revenue from product sales in the next several years, if at all, other than minimal revenue from the sale of reagent products we acquired from EGEN. Further, there can be no assurance that we will be able to develop and maintain a broad range of product candidates.

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

The acquisition of EGEN was accounted for under the acquisition method of accounting which required the Company to perform an allocation of the purchase price to the assets acquired and liabilities assumed. The fair value of the consideration transferred for the acquisition is approximately $27.6 million.

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

Property and equipment, net	$35,000
In-process research and development	25,802,000
Goodwill	1,976,000

Total assets:	27,813,000

Accounts payable and accrued liabilities	(254,000)

Net assets acquired	$27,559,000

The preliminary purchase price exceeds the estimated fair value of the net assets acquired by approximately $2.0 million which was recorded as goodwill. Transaction costs associated with the EGEN are included in Acquisition Costs in the Condensed Consolidated Statement of Operations and totaled $119,996 and $1,187,263 during the three and nine months ended September 30, 2014, respectively.

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

Funding Overview

To support our research and development, we have raised gross proceeds of approximately $95.0 million in equity financings and warrant and option exercises in the years 2009 through 2013. In January 2014, we raised net proceeds of approximately $14 million through a registered direct equity financing. On January 15, 2014, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we sold, in a registered offering, an aggregate of 3,603,604 shares of our common stock and warrants to purchase up to 1,801,802 shares of our common stock, for an aggregate purchase price of approximately $15 million. The shares of common stock and warrants were sold in units, with each unit consisting of one share of common stock, a Series A warrant to purchase 0.25 share of common stock and a Series B warrant to purchase 0.25 share of common stock. Each unit was sold at a purchase price of $4.1625. Each Series A warrant is exercisable at any time on or after its issuance date and until the five-year anniversary of the issuance date. Each Series B warrant is exercisable at any time on or after its issuance date and until the one-year anniversary of the issuance date. Each warrant has an exercise price of $4.10 per share. Under the purchase agreement, we are prohibited, for a period of nine months after the closing, from effecting or entering into an agreement to issue common stock or any other securities that are at any time convertible into, or exercisable or exchangeable for, or otherwise entitle the holder thereof to receive, common stock to the extent such issuance or sale involves certain variable conversion, exercise or exchange prices or such agreement provides for sale of securities at a price to be determined in the future.

In November 2013, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. (Hercules) which permits us to loan up to $20 million in multiple tranches (the Hercules Credit Agreement). We currently have up to $10 million remaining under this facility. We drew the first tranche of $5 million upon closing of the Hercules Credit Agreement in November 2013 and used approximately $4.0 million of the proceeds to repay the then outstanding obligations under our former loan agreement with Oxford Finance LLC and Horizon Technology Finance Corporation. On June 9, 2014, we closed the second $5 million tranche under the Hercules Credit Agreement and used the proceeds to fund the $3.1 million upfront cash payment associated with the acquisition of EGEN, as well as our transaction costs associated with that acquisition. Upon the closing of the second tranche, we had drawn down a total of $10 million under the Hercules Credit Agreement.

In 2014, we expect to receive minimal revenue from government grants and sales of reagent products that we purchased in our acquisition of EGEN. In July 2014, we announced that our ongoing collaboration with Dr. Costas Arvanitis of Brigham Women’s Hospital, a teaching affiliate of Harvard Medical School, was expanded through the award of a $1.0 million Career Development Award from the National Institutes of Health’s Center for Biomedical Imaging and Bioengineering (NIBIB). The grant will support preclinical studies evaluating ThermoDox®, in combination with High Intensity Focused Ultrasound (HIFU), for the treatment of brain tumors. The grant, titled “Controlled Delivery and Release of Chemotherapy in Brain Tumors with FUS” provides $200,000 in annual funding for five years. We also announced in July 2014 initiation of sales of our proprietary reagent products for life science research. Our reagent products are based on our newly acquired proprietary delivery platform technologies, TheraPlas™ and TheraSilence™. We do not expect sales of our reagents to be a significant source of revenue.

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

FINANCIAL REVIEW FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Results of Operations

For the three months ended September 30, 2014, our net loss was $6.9 million compared to a net loss of $4.1 million for the same period of 2013. For the nine months ended September 30, 2014, our net loss was $19.0 million compared to a net loss of $4.3 million for the same period of 2013. As of September 30, 2014, we had $43.8 million in cash and short-term investments including accrued interest from short term investments.

	Three Months Ended September 30,
	(In thousands)		Change Increase (Decrease)
	2014	2013		%

Licensing Revenue:	$125	$125	$–	–%

Operating Expenses:
Clinical Research	4,012	1,701	2,311	135.9%
Chemistry, Manufacturing and Controls	618	568	50	8.8%
Research and development	4,630	2,269	2,361	104.1%
General and administrative	2,044	1,390	654	47.1%
Acquisition costs	120	–	120	100.0%
Total operating expenses	6,794	3,659	3,135	85.7%

Loss from operations	$(6,669)	$(3,534)	$(3,135)	(88.7)%

	Nine Months Ended September 30,
	(In thousands)		Change Increase (Decrease)
	2014	2013		%

Licensing Revenue:	$375	$375	$–	–%

Operating Expenses:
Clinical Research	7,824	5,237	2,587	49.4%
Chemistry, Manufacturing and Controls	2,864	2,258	606	26.8%
Research and development	10,688	7,495	3,193	42.6%
General and administrative	6,784	5,029	1,755	34.9%
Acquisition costs	1,187	–	1,187	100.0%
Total operating expenses	18,659	12,524	6,135	49.0%

Loss from operations	$(18,284)	$(12,149)	$(6,135)	(50.5)%

Comparison of the Three Months ended September 30, 2014 and 2013

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten year term of the agreement; therefore we recorded deferred revenue of $125,000 in each of the third quarters of 2014 and 2013.

Research and Development Expenses

Research and development (R&D) expenses increased by $2.3 million from $2.3 million in the third quarter of 2013 to $4.6 million in the same period of 2014.  Costs associated with the HEAT Study were $0.1 million in the third quarter of 2014 compared to $0.8 million in the same period of 2013. This reduction was primarily due to the reduced costs associated with the HEAT Study as we follow patients for overall survival. We incurred costs of $2.2 million in the third quarter of 2014 which were related to the commencement of the OPTIMA Study. Costs associated with our recurrent chest wall breast cancer clinical trial remained relatively unchanged at $0.1 million in each of the third quarters of 2014 and 2013. Other clinical costs were $0.5 million in the third quarter of 2014 compared to $0.3 million for the same period of 2013. The increase is mostly attributable to personnel costs and professional fees. Other R&D costs related to preclinical operations and regulatory operations were $0.4 million in the third quarter of 2014 compared to $0.5 million in the same period of 2013.  Costs associated with the production of ThermoDox® to support the OPTIMA Study remained relatively unchanged at $0.4 million in the third quarter of 2014 compared to the same period of 2013. During the third quarter of 2014, the Company completed the integration the operations of CLSN Laboratories (formerly EGEN, Inc.). Costs associated with the integration of the operations of CLSN Laboratories were $0.7 million for the third quarter of 2014.

General and Administrative Expenses

General and administrative (G&A) expenses increased by $0.6 million to $2.0 million in the third quarter of 2014 compared to $1.4 million in the same period of 2013. This increase is primarily the result of increases in insurance costs of $0.2 million, personnel costs of $0.2 million and professional fees of $0.1 million associated with the acquisition and integration of the operations of CLSN Laboratories.

Acquisition Transaction Related Expenses

Acquisition transaction related expenses were $0.1 million for the three months ended September 30, 2014. The transaction-related expenses consisted of legal and professional fees related to the June 20, 2014 acquisition of substantially all of the assets of EGEN.

Other Expense and Income and Interest Expense

A warrant liability was incurred as a result of warrants we issued in a public offering in September 2009. The liability associated with these warrants is calculated at its fair market value using the Black-Scholes option-pricing model and is adjusted at the end of each quarter. In addition, in connection with a common stock offering in the second quarter of 2013, the investors in the offering agreed to waive their rights to exercise the warrants to purchase 1,398,816 shares of common stock of the Company until the Company effected a reverse stock split and increased the number of its authorized shares of common stock. During the second quarter of 2013, the Company reclassified the fair value of these warrants totaling $9.1 million from equity to a liability on the date of the closing of the offering on June 3, 2013. Prior to the offering the warrants described above were originally recorded as equity at the fair value on the date of their issuance. In accordance with ASC 815-40, Derivative Instruments and Hedging - Contracts in Entity’s Own Equity, these warrants were required to be classified as liabilities immediately after the closing of the common stock offering on June 3, 2013 because there was an insufficient number of common shares authorized to permit the full exercise of the warrants if they were exercised. Therefore, these warrants are required to be recorded at fair value at each balance sheet date with changes in fair value recorded in earnings. In connection with the reverse stock split the Company effected on October 28, 2013, these warrants were valued as of October 28, 2013, and the Company reclassified the fair value of these warrants totaling approximately $5.3 million from a liability to equity. Furthermore, in connection with these warrants we issued for 97,493 shares of the Company’s common stock in connection with the Hercules Credit Agreement in November 2013 and then with the warrant for the additional 97,493 shares of the Company’s common stock which became available and exercisable at the time of the second $5.0 million tranche in June 2014, we recorded an additional warrant liability of $0.5 million.

Collectively these warrant liabilities are required to be recorded at fair value at each balance sheet date with changes in fair value recorded in earnings. At September 30, 2014, the fair value of all of these liabilities was $0.4 million and we recorded a non-cash benefit of $0.1 million based on the change in the fair value of the warrants at September 30, 2014. During the 3rd quarter of 2013, the increase in the fair value of this liability resulted in the Company recording a non-cash charge of $0.5 million based on the change in the fair value of the warrants at September 30, 2013.

In connection with its debt facilities the Company incurred $0.4 million and $0.2 million in interest expense in the third quarter of 2014 and 2013, respectively.

Comparison of the Nine Months ended September 30, 2014 and 2013

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable research and development fee of $5 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the 10 year term of the agreement; therefore we recorded deferred revenue of $375,000 in each of the first nine months of 2014 and 2013.

Research and Development Expenses

Research and development (R&D) expenses increased by $3.2 million from $7.5 million in the first nine months of 2013 to $10.7 million in the same period of 2014.  Costs associated with the HEAT Study decreased to $0.4 million the first nine months of 2014 compared to $3.0 million in the same period of 2013 primarily due to the reduced costs associated with the HEAT Study as we follow patients for overall survival. We incurred costs of $3.8 million related to the initiation and commencement of the OPTIMA Study in the first nine months of 2014. Costs associated with our recurrent chest wall breast cancer clinical trial remained relatively unchanged at $0.2 million in the first nine months each of 2014 and 2013. Other clinical costs were $1.4 million in the first nine months of 2014 compared to $0.9 million for the same period of 2013. The increase is mostly attributable to an increase in personnel costs which included an increase of $0.4 million of non-cash stock option expense. Other R&D costs related to preclinical operations and regulatory operations remained relatively unchanged at $1.0 million in the first nine months of 2014 compared to the same period of 2013.  Costs associated with the production of ThermoDox® to support the OPTIMA Study increased to $2.9 million in the first nine months of 2014 compared to $2.3 million incurred during the same period of 2013. During the third quarter of 2014, the Company completed the integration the operations of CLSN Laboratories. Costs associated with CLSN Laboratories were $0.9 million during the first nine months of 2014.

General and Administrative Expenses

General and administrative (G&A) expenses increased by $1.8 million to $6.8 million in the first nine months of 2014 compared to $5.0 million in the same period of 2013. This increase is primarily the result of increases in insurance costs of $0.6 million and increases in personnel costs of $1.2 million. The increased personnel costs reflect a $0.7 million increase in non-cash stock compensation expense.

Acquisition Transaction Related Expenses

Acquisition Transaction related expenses were $1.2 million for the nine months ended September 30, 2014. The transaction-related expenses consisted of legal and professional fees related to the June 20, 2014 acquisition of substantially all of the assets of EGEN.

Other Expense and Income and Interest Expense

A warrant liability was incurred as a result of warrants we issued in a public offering in September 2009. The liability associated with these warrants is calculated at its fair market value using the Black-Scholes option-pricing model and is adjusted at the end of each quarter. In addition, in connection with a common stock offering in the second quarter of 2013, the investors in the offering agreed to waive their rights to exercise the warrants to purchase 1,398,816 shares of common stock of the Company until the Company effected a reverse stock split and increased the number of its authorized shares of common stock. During the second quarter of 2013, the Company reclassified the fair value of these warrants totaling $9.1 million from equity to a liability on the date of the closing of the offering on June 3, 2013. Prior to the offering the warrants described above were originally recorded as equity at the fair value on the date of their issuance. In accordance with ASC 815-40, Derivative Instruments and Hedging - Contracts in Entity’s Own Equity, these warrants were required to be classified as liabilities immediately after the closing of the common stock offering on June 3, 2013 because there was an insufficient number of common shares authorized to permit the full exercise of the warrants if they were exercised. Therefore, these warrants are required to be recorded at fair value at each balance sheet date with changes in fair value recorded in earnings. In connection with the reverse stock split the Company effected on October 28, 2013, these warrants were valued as of October 28, 2013, and the Company reclassified the fair value of these warrants totaling approximately $5.3 million from a liability to equity. Furthermore, in connection with these warrants we issued for 97,493 shares of the Company’s common stock in connection with the Hercules Credit Agreement in November 2013 and then with the warrant for the additional 97,493 shares of the Company’s common stock which became available and exercisable at the time of the second $5.0 million tranche in June 2014, we recorded an additional warrant liability of $0.5 million.

Collectively these warrant liabilities are required to be recorded at fair value at each balance sheet date with changes in fair value recorded in earnings. At September 30, 2014, the fair value of all of these liabilities was $0.4 million and we recorded a non-cash benefit of $0.1 million based on the change in the fair value of the warrants at September 30, 2014. During the nine months ended September 2013, the decrease in the fair value of this liability resulted in the Company recording a non-cash benefit of $8.1 million based on the change in the fair value of the warrants at September 30, 2013.

In connection with its debt facilities the Company incurred $0.9 million and $0.6 million in interest expense in the first nine months of 2014 and 2013, respectively.

Financial Condition, Liquidity and Capital Resources

Since inception, excluding the net aggregate payments received from Boston Scientific of $43 million through the divestiture of our medical device business in 2007 (which we received in installments of $13 million in 2007 and $15 million in each of 2008 and 2009), we have incurred significant losses and negative cash flows from operations.  We have financed our operations primarily through the net proceeds we received in this divesture, subsequent sales of equity, credit facilities and amounts received under our product licensing agreement with Yakult and our technology development agreement with Hisun. The process of developing and commercializing ThermoDox®, EGEN-001 and other product candidates requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts.  We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future.  Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $188.5 million at September 30, 2014.

At September 30, 2014, we had total current assets of $44.5 million (including cash, cash equivalents and short term investments and related interest receivable on short term investments of $43.8 million) and current liabilities of $9.4 million, resulting in net working capital of $34.4 million.  At December 31, 2013 we had total current assets of $43.8 million (including cash, cash equivalents and short term investments and related interest receivable on short term investments of $43.1 million) and current liabilities of $4.7 million, resulting in net working capital of $39.1 million.

Net cash used in operating activities for the first nine months of 2014 was $14.8 million.  The net loss for the first nine months of 2014 included $2.3 million in non-cash stock-based compensation expense.

The $14.8 million net cash used in operating activities was mostly funded from cash and short term investments.  At September 30, 2014, we had cash, cash equivalents and short term investments and related interest receivable on short term investments of $43.8 million.

Net cash provided by financing activities was $18.8 million during the first nine months of 2014, $13.8 million of which resulted from net proceeds from sale of its common stock in January 2014 and $5.0 million in additional proceeds received from its Hercules Credit Agreement in June 2014.

On February 1, 2013, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the ATM Agreement) with Cantor Fitzgerald & Co., as sales agent(Cantor), pursuant to which we may offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (the ATM Shares) pursuant to our previously filed and effective Registration Statement on Form S-3. Under the ATM Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the our common stock or to or through a market maker.  We will pay Cantor a commission of three percent of the aggregate gross proceeds from each sale of ATM Shares. We have sold and issued an aggregate of 1,195,927 shares under the ATM Agreement so far, receiving approximately $6.8 million in net proceeds.

We believe that our cash and investment resources of $43.8 million on hand at September 30, 2014 are sufficient to fund operations into the second half of 2016.  However, our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing, progress and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other unforeseen uses of cash.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet financing arrangements.  There were no material changes during the nine months ended September 30, 2014 to our operating leases, which are disclosed in the contractual commitments table in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 13, 2014 with the Securities and Exchange Commission.

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

Item 4.    CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2014, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the Securities and Exchange Commission.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, that occurred during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.  Risk Factors

The following is a summary of the risk factors, uncertainties and assumptions that we believe are most relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ significantly from anticipated or historical results and our forward-looking statements. Additional risks that we currently believe are immaterial may also impair our business operations. Investors should carefully consider the risks described below before making an investment decision, and understand that it is not possible to predict or identify all such factors. Consequently, investors should not consider the following to be a complete discussion of all potential risks or uncertainties. Moreover, we operate in a competitive and rapidly changing environment.  New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.  The description provided in this Item 1A includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 13, 2014 with the Securities and Exchange Commission (SEC) and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 10, 2014 with the SEC.  In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q filed August 10, 2014 with the SEC and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 13, 2014 with the SEC including our consolidated financial statements and related notes, and our other filings made from time to time with the SEC.

RISKS RELATED TO OUR BUSINESS

We have a history of significant losses from operations and expect to continue to incur significant losses for the foreseeable future.

Since our inception, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $189 million at September 30, 2014. For the years ended December 31, 2011, 2012, 2013 and the nine months ended September 30, 2014, we incurred a net loss of $23.2 million, $26.6 million, $8.3 million and $19.0 million, respectively. We currently have no product revenue and do not expect to generate any product revenue for the foreseeable future other than through sales of our proprietary reagent products for life science research, which products are based on our newly acquired proprietary delivery platform technologies, TheraPlas™ and TheraSilence™. We do not expect revenue from the sale of our reagent products to be a significant source of revenue. Because we are committed to continuing our product research, development, clinical trial and commercialization programs, we will continue to incur significant operating losses unless and until we complete the development of ThermoDox®, EGEN-001 or other new product candidates and these product candidates have been clinically tested, approved by the U.S. Food and Drug Administration (FDA) and successfully marketed. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, us or our collaborators successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third party alternatives for any approved product and raising sufficient funds to finance business activities. If we or our collaborators are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As of September 30, 2014, we had approximately $43.8 million in cash, cash equivalents and short-term investments. We have substantial future capital requirements to continue our research and development activities and advance our drug candidates through various development stages, including the product candidates that we purchased from EGEN in June 2014. For example, ThermoDox® is being evaluated in a Phase II clinical trial for recurrent chest wall breast cancer and other preclinical studies~~,~~ and we launched the OPTIMA study in the first quarter of 2014. In addition, EGEN-001 is currently in an early stage of clinical development for the treatment of ovarian cancer, and the delivery technology platforms that we purchased from EGEN are in preclinical stages of development. We will continue to conduct additional analyses of the data from the HEAT Study to assess the future strategic value of ThermoDox® and are performing sub-group analysis of the Chinese cohort of patients in the HEAT Study and other activities for further development of ThermoDox® for mainland China, Hong Kong and Macau. To complete the development and commercialization of our product candidates, we will need to raise substantial amounts of additional capital to fund our operations. Our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing, progress and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other unforeseen uses of cash. We do not have any committed sources of financing and cannot assure you that alternate funding will be available in a timely manner, on acceptable terms or at all. We may need to pursue dilutive equity financings, such as the issuance of shares of common stock, convertible debt or other convertible or exercisable securities. Such dilutive equity financings could dilute the percentage ownership of our current common stockholders and could significantly lower the market value of our common stock. In addition, a financing could result in the issuance of new securities that may have rights, preferences or privileges senior to those of our existing stockholders.

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

On June 20, 2014, we completed the acquisition of substantially all of the assets of EGEN, a privately-held biopharmaceutical company focused on the development of nucleic acid-based therapeutics for the treatment of cancer and other difficult to treat diseases. The acquisition included EGEN’s Phase Ib DNA-based immunotherapy product candidate EGEN-001 and its therapeutic platform technologies, TheraPlas® for delivery of DNA and mRNA, and TheraSilence® for delivery of RNA. The success of the EGEN acquisition, including the realization of anticipated benefits and cost savings, will depend, in part, on our ability to combine successfully the business we acquired from EGEN with the business of Celsion. Our integration of the operations and product candidates acquired requires significant efforts, including the coordination of research and development, manufacturing, finance, information technologies and management and administration. These integration efforts will result in additional expenses and require significant time and dedication from management, and may divert management attention and resources. The integration may be more difficult, costly or time consuming than expected. It is possible that the integration process could result in the loss of key employees or the disruption of our ongoing business or that the alignment of standards, controls, procedures and policies may adversely affect the combined company’s ability to maintain relationships with suppliers, manufacturers, other vendors or employees or to fully achieve the anticipated benefits and cost savings of the transaction.

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

We have incurred and expect to continue to incur a number of non-recurring costs associated with our integration of the assets purchased from EGEN. These costs and expenses include the incurrence of $5.0 million of new indebtedness and approximately $1.2 million in financial advisory, legal, accounting, consulting and other advisory fees and expenses, reorganization and restructuring costs, severance/employee benefit-related expenses, filing fees, printing expenses and other related charges. There are also a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the acquisition. There are many factors beyond our control that could affect the total amount or the timing of integration and implementation expense, and we may incur unanticipated expense in connection with the EGEN acquisition. These costs and expenses could, particularly in the near term, exceed the cost savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale, other efficiencies and cost savings, which benefit may not be achieved in the near term or at all.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. Our January 31, 2013 announcement that the HEAT study failed to meet its primary endpoint has resulted in significant volatility and a steep decline in the price of our common stock, a level of decline that could result in securities litigation. Plaintiffs’ securities litigation firms have publicly announced that they are investigating potential securities fraud claims that they may wish to make against us.  More recently, our acquisition of the assets of EGEN in June 2014 has been followed with increased volatility in the price of our common stock. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospect.  The closing price of our common stock as reported on The NASDAQ Capital Market had a high price of $42.12 and a low price of $3.47 in the 52-week period ended December 31, 2013, as adjusted to reflect the 4.5-to-1 reverse split of our common stock effected as of October 28, 2013, and a high price of $4.57 and a low price of $2.52 from January 2, 2014 through November 7, 2014. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of November 10, 2014, we had 19,976,546 shares of common stock outstanding, all of which shares, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, all of the shares of common stock issuable upon exercise of warrants will be freely tradable without restriction or further registration upon issuance.

Our stockholders may experience significant dilution as a result of future equity offerings or issuances and exercise of outstanding options and warrants.

In order to raise additional capital or pursue strategic transactions, we may in the future offer, issue or sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock, including the issuance of common stock in relation to the achievement, if any, of milestones triggering our payment of earnout consideration in connection with the EGEN acquisition. Our stockholders may experience significant dilution as a result of future equity offerings or issuance. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders. As of November 10, 2014, we have a significant number of securities convertible into, or allowing the purchase of, our common stock, including 5,069,815 shares of common stock issuable upon exercise of warrants outstanding, 1,754,698 options to purchase shares of our common stock and restricted stock awards outstanding, and 1,920,072 shares of common stock reserved for future issuance under our stock incentive plans. Under the Controlled Equity OfferingSM Sales Agreement entered into with Cantor Fitzgerald & Co. on February 1, 2013, we may offer and sell, from time to time through “at-the-market” offerings, up to an aggregate of $25 million of shares of our common stock. We had only sold $6.8 million under the Sales Agreement as of November 10, 2014.

We may be unable to maintain compliance with NASDAQ Marketplace Rules which could cause our common stock to be delisted from The NASDAQ Capital Market. This could result in the lack of a market for our common stock, cause a decrease in the value of an investment in us, and adversely affect our business, financial condition and results of operations.

Our common stock is currently listed on The NASDAQ Capital Market. To maintain the listing of our common stock on The NASDAQ Capital Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and stockholders’ equity of at least $2.5 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and a total market value of listed securities of at least $35 million. As of November 7, 2014, the closing sale price of our common stock was $2.52, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors and 10% or more stockholders) was approximately $50 million and the total market value of our listed securities was approximately $50 million. There is no assurance that we will continue to meet the minimum closing price requirement and other listing requirements. As of September 30, 2014, we had stockholders’ equity of $38.9 million.

On October 28, 2013, we effected a 4.5-to-1 reverse stock split of our common stock primarily for purposes of increasing the market price of our common stock, among others, and our common stock started to trade on the post-split basis on October 29, 2013. Other companies have found that the increased stock prices resulting from reverse splits tend to diminish over time unless supported by positive developments in the business. The closing price of our common stock as reported on The NASDAQ Capital Market has declined from $5.14 on October 29, 2013 to $2.52 on November 7, 2014.

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

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Balance Sheets, (ii) the unaudited Statements of Operations, (iii) the unaudited Statements of Comprehensive Loss, (iv) the unaudited Statements of Cash Flows, (v) the unaudited Statements of Change in Stockholders' Equity (Deficit), and (vi) Notes to Financial Statements.

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

**	XBRL information is filed herewith.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 10, 2014

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

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Balance Sheets, (ii) the unaudited Statements of Operations, (iii) the unaudited Statements of Comprehensive Loss, (iv) the unaudited Statements of Cash Flows, (v) the unaudited Statements of Change in Stockholders' Equity (Deficit), and (vi) Notes to Financial Statements.

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

**	XBRL information filed herewith.