Form 10-K
period 2014-12-31
Celsion CORP
filed 2015-03-12
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-15911

 CELSION CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	52-1256615
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

997 LENOX DRIVE, SUITE 100 LAWRENCEVILLE, NJ	08648
(Address of Principal Executive Offices)	(Zip Code)

(609) 896-9100

Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
COMMON STOCK, PAR VALUE $0.01 PER SHARE	NASDAQ CAPITAL MARKET

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐     No  ☑

As of June 30, 2014, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $68,261,264 based on the closing sale price for the Registrant’s common stock on that date as reported by The NASDAQ Capital Market.   For purposes of this calculation, shares of common stock held by directors and officers of the Registrant at June 30, 2014 were excluded. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purpose.

As of March 11, 2015, 19,984,703 shares of the Registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

CELSION CORPORATION

FORM 10-K

TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS	1
	FORWARD-LOOKING STATEMENTS	1
	OVERVIEW	2
	THERMODOX® (DOXORUBICIN ENCAPSULATED IN HEAT-ACTIVATED LIPOSOME)	5
	THERMODOX® IN RELATION TO PRIMARY LIVER CANCER	5
	Liver Cancer Overview	5
	Celsion’s Approach	5
	Phase I Clinical Trial – Primary Liver Cancer	6
	Phase III Clinical Trial – Primary Liver Cancer (The HEAT Study)	6
	Phase III Clinical Trial – Primary Liver Cancer (The OPTIMA Study)	6
	THERMODOX® IN RELATION TO CANCERS OTHER THAN PRIMARY LIVER CANCER	7
	Recurrent Chest Wall Breast Cancer Overview	7
	Celsion’s Approach	7
	Breast Cancer Clinical Phase I/II Trial – The DIGNITY Study	8
	Breast Cancer Clinical Phase II Trial – The Euro- DIGNITY Study	8
	Early Access Program for ThermoDox® for the Treatment of Patients with RCW Breast Cancer	9
	Acquisition of EGEN	9
	Ovarian Cancer Overview	9
	Celsion’s Approach	10
	GEN-1 Single Agent Clinical Trials	10
	GEN-1 Combination Clinical Trials	11
	THERAPLAS™ TECHNOLOGY PLATFORM	11
	THERASILENCE™ TECHNOLOGY PLATFORM	11
	BUSINESS STRATEGY	12
	RESEARCH AND DEVELOPMENT EXPENDITURES	12
	GOVERNMENT REGULATION	12
	Regulation in the United States	12
	Research and Development	12
	Post-Approval Requirements	14
	Inspections	14
	Recalls	14
	Other FDA Regulations	14
	Regulation outside of the U.S	15
	MANUFACTURING AND SUPPLY	15
	SALES AND MARKETING	15
	PRODUCT LIABILITY AND INSURANCE	15
	COMPETITION	16
	ThermoDox®	16
	GEN-1	16
	INTELLECTUAL PROPERTY	16
	Licenses	17
	Patents and Proprietary Rights	17
	EMPLOYEES	18
	COMPANY INFORMATION	18
	AVAILABLE INFORMATION	18
	LIQUIDITY AND CAPITAL RESOURCES	18
	RECENT EVENTS	20
ITEM 1A.	RISK FACTORS	21
ITEM 1B.	UNRESOLVED STAFF COMMENTS	34
ITEM 2.	PROPERTIES	34
ITEM 3.	LEGAL PROCEEDINGS	34
ITEM 4.	MINE SAFETY DISCLOSURES	34

 i

CELSION CORPORATION

FORM 10-K

TABLE OF CONTENTS (continued)

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	35
	Market Price for Our Common Stock	35
	Performance Graph	36
	Dividend Policy	36
	Securities Authorized for Issuance Under Equity Compensation Plans	36
	Unregistered Shares of Equity Securities	36
	Issuer Purchases of Equity Securities	37
ITEM 6.	SELECTED FINANCIAL DATA	37
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	38
	Overview	38
	Significant Events	38
	Critical Accounting Policies and Estimates	44
	Results Of Operations	46
	Financial Condition, Liquidity and Capital Resources	48
	Contractual Obligations	49
	Off-Balance Sheet Arrangements	50
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	50
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	50
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	50
ITEM 9A.	CONTROLS AND PROCEDURES	51
ITEM 9B.	OTHER INFORMATION	51

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	52
ITEM 11.	EXECUTIVE COMPENSATION	52
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	52
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	52
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	52

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	53
	1. FINANCIAL STATEMENTS	53
	2. FINANCIAL STATEMENT SCHEDULES	53
	3. EXHIBITS	53
SIGNATURES		58

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

Unless the context requires otherwise or unless otherwise noted, all references in this Annual Report on Form 10-K to “Celsion” “the Company”, “we”, “us”, or “our” are to Celsion Corporation, a Delaware corporation and its wholly owned subsidiary, CLSN Laboratories, Inc., also a Delaware Corporation.

Trademarks

The Celsion Corporation (“Celsion” or “the Company”) brand and product names, including but not limited to Celsion®, ThermoDox®, EGEN®, TheraPlas™ and TheraSilence™ contained in this document are trademarks, registered trademarks or service marks of Celsion Corporation or its subsidiary in the United States (U.S.) and certain other countries. This document also contains references to trademarks and service marks of other companies that are the property of their respective owners.

OVERVIEW

Celsion is a fully-integrated oncology drug development company focused on developing a portfolio of innovative cancer treatments, including directed chemotherapies, immunotherapies and RNA- or DNA-based therapies. Our lead program is ThermoDox®, a proprietary heat-activated liposomal encapsulation of doxorubicin, currently in a Phase III clinical trial for the treatment of primary liver cancer (the OPTIMA Study) and a Phase II clinical trial for the treatment of recurrent chest wall breast cancer (the DIGNITY Study). Our pipeline also includes GEN-1 (formerly known as EGEN-001), a DNA-based immunotherapy for the localized treatment of ovarian and brain cancers. We have three platform technologies for the development of treatments for those suffering with difficult-to-treat forms of cancer, novel nucleic acid-based immunotherapies and other anti-cancer DNA or RNA therapies, including TheraPlas™ and TheraSilence™. We are working to develop and commercialize more efficient, effective and targeted oncology therapies based on our technologies, with the goal to develop novel therapeutics that maximize efficacy while minimizing side-effects common to cancer treatments.

Our lead product ThermoDox® is being evaluated in a Phase III clinical trial for primary liver cancer (the OPTIMA study) starting in the first half of 2014 and a Phase II clinical trial for recurrent chest wall breast cancer (the DIGNITY Study). ThermoDox® is a liposomal encapsulation of doxorubicin, an approved and frequently used oncology drug for the treatment of a wide range of cancers.  Localized heat at mild hyperthermia temperatures (greater than 39.5° Celsius) releases the encapsulated doxorubicin from the liposome enabling high concentrations of doxorubicin to be deposited preferentially in and around the targeted tumor.

On January 31, 2013, we announced that ThermoDox® in combination with radio frequency ablation (RFA) did not meet the primary endpoint of Progression Free Survival (PFS) for the 701 patient clinical trial in patients with hepatocellular carcinoma (HCC), also known as primary liver cancer (the HEAT Study). Specifically, we determined, after conferring with the HEAT Study independent Data Monitoring Committee (iDMC), that the HEAT study did not meet the goal of demonstrating persuasive evidence of clinical effectiveness that could form the basis for regulatory approval. In the trial, ThermoDox® was well-tolerated with no unexpected serious adverse events. Following the announcement of the HEAT Study results, we continue to follow patients for overall survival (OS), the secondary endpoint of the HEAT Study, on a quarterly basis. We have conducted a comprehensive analysis of the data from the HEAT Study to assess the future strategic value of ThermoDox®. As part of this analysis, we also evaluated our product pipeline and research and development priorities. In April 2013, we announced the deferral of expenses associated with the Company’s Phase II study of ThermoDox® in combination with RFA for the treatment of colorectal liver metastases (The ABLATE Study) until such time as the Company finalizes its plans for the continuation of its development program with ThermoDox® in HCC.

The data from the HEAT Study post-hoc analysis suggest that ThermoDox® may substantially improve overall survival, when compared to the control group, in patients if their lesions undergo a 45 minute RFA procedure standardized for a lesion greater than 3 cm in diameter. Data from seven OS sweeps have been conducted since the top line PFS data from the HEAT Study were announced in January 2013, with each data set showing progressive improvement in statistical significance. The most recent post-hoc OS analysis data from the HEAT Study (as of January 15, 2015) announced in February 2015 demonstrated that in a large, well bounded, subgroup of patients (n=285, 41% of the study patients), the combination of ThermoDox® and standardized RFA provided a 59% improvement in OS compared to optimized RFA alone. The Hazard Ratio at this latest quarterly OS analysis is 0.628 (95% CI 0.420 - 0.939) with a p-value of 0.02. These data continue to strongly suggest that ThermoDox® may significantly improve overall survival compared to a RFA control in patients whose lesions undergo optimized RFA treatment for 45 minutes or more.  These findings apply to patients with single HCC lesions (64.4% of the HEAT Study population) from both size cohorts of the HEAT Study (3-5 cm and 5-7 cm) and represent a subgroup of 285 patients. Median overall survival for the subgroup has not yet been reached. We may choose to end this analysis of overall survival once the median is reached for both arms of the study.

Data from the HEAT Study post-hoc analysis have been presented at five scientific and medical conferences in 2013 and 2014 by key HEAT Study investigators and leading liver cancer experts. The presentations include:

●	World Conference on Interventional Oncology in May 2013
●	European Conference on Interventional Oncology in June 2013 and April 2014
●	International Liver Cancer Association Annual Conference in September 2013 and 2014
●	American Society of Clinical Oncology 50th Annual Meeting in June 2014

We also completed computational modeling with supplementary prospective preclinical animal studies supporting the relationship between heating duration and clinical outcomes.

On February 24, 2014, we announced that the U.S. Food and Drug Administration (FDA), after its customary 30 day review period, accepted without comment, subject to compliance with regulatory standards, our pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox®, our proprietary heat-activated liposomal encapsulation of doxorubicin in combination with RFA in primary liver cancer, also known as HCC (the OPTIMA Study). The OPTIMA Study trial design is based on the comprehensive analysis of data from the HEAT study, which, as described previously, demonstrated that treatment with ThermoDox® resulted in a 59% improvement in overall survival in a large number of HCC patients that received an optimized RFA treatment for longer than 45 minutes. Designed with extensive input from globally recognized HCC researchers and clinicians and, after formal written consultation with the FDA, the OPTIMA Study was launched in the first half of 2014. The OPTIMA Study is expected to enroll up to 550 patients globally at up to 100 sites in the United States, Europe, China and elsewhere in the Asia Pacific region, and will evaluate ThermoDox® in combination with standardized RFA, which will require a minimum of 45 minutes across all investigators and clinical sites for treating lesions 3 to 7 centimeters, versus standardized RFA alone. The primary endpoint for the trial is overall survival, and the secondary endpoints for the trial are PFS and Safety. The statistical plan calls for two interim efficacy analyses by an independent DMC.

In addition, the Company has met with the China State Food and Drug Administration (CHINA FDA) to discuss the OPTIMA Phase III Study including minimum patient enrollment requirements supporting the registration of ThermoDox® in China. Based on those discussions, we have submitted an application for accelerated approval of the OPTIMA Study in China. We also filed a request for a Voluntary Harmonization Procedure (VHP) in Europe, which provides for the assessment of multinational clinical trial applications across several European countries, including Germany, Italy and Spain.  Our request for a VHP in Europe was approved on October 23, 2014.

On June 20, 2014, we completed the acquisition of substantially all of the assets of EGEN, Inc., an Alabama Corporation (EGEN), pursuant to an Asset Purchase Agreement. CLSN Laboratories, Inc., a Delaware corporation and a wholly-owned subsidiary of ours (CLSN Laboratories), acquired all of EGEN’s right, title and interest in and to substantially all of the assets of EGEN, including cash and cash equivalents, patents, trademarks and other intellectual property rights, clinical data, certain contracts, licenses and permits, equipment, furniture, office equipment, furnishings, supplies and other tangible personal property. In addition, CLSN Laboratories assumed certain specified liabilities of EGEN, including the liabilities arising out of the acquired contracts and other assets relating to periods after the closing date. The consideration of the acquisition include an initial payment of approximately $3.0 million in cash plus 2.7 million shares of Celsion’s common stock. Additional consideration included contingent value rights totaling $30.4 million, payable in cash, shares of Celsion common stock or a combination thereof, at Celsion’s option, upon acheivement of three major milestone events as follows:

a)	Certain specified development milestones relating to GEN-1 to treat ovarian cancer patients ($12.0 million);

b)	Certain specified development milestones relating to GEN-1 to treat GBM cancer patients ($12.0 million); and

c)	A self-liquidating payment of 50% of all fees received from the licensing of TherSilence (up to $6.0 million).

With the acquisition, we purchased GEN-1 (formerly known as EGEN-001), a DNA-based immunotherapy for the localized treatment of ovarian and brain cancers, and three platform technologies for the development of treatments for those suffering with difficult-to-treat forms of cancer, novel nucleic acid-based immunotherapies and other anti-cancer DNA or RNA therapies, including TheraPlas™ and TheraSilence™. In February 2015, we announced that the FDA accepted, without comment, the Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer. The clinical trial will identify a safe, tolerable and potentially therapeutically active dose of GEN-1 while maximizing an immune response. The trial is designed to enroll three to six patients per dose level and will evaluate safety and efficacy and attempt to define an optimal dose to carry forward into a Phase II trial. We expect to initiate enrollment for the trial in the second half of 2015 at five to six U.S. clinical centers.

In 2007, we sold our medical device franchise to Boston Scientific Corporation for net aggregate payments of $43 million, receiving $13 million in 2007 and $15 million in each of 2008 and 2009.  Since this divesture, we have dedicated our efforts and resources to the development and commercialization of cancer drugs including tumor-targeting chemotherapy treatments using focused heat energy in combination with heat-activated drug delivery systems, immunotherapies and RNA-based therapies. To support our research and development, we raised gross proceeds of approximately $95 million in equity financings and warrant and option exercises in the years 2009 through 2013. In January 2014, we raised net proceeds of $14 million through an equity financing. We had cash, cash equivalents, short-term investments and interest receivable totaling $37 million at the end at December 31, 2014. We have one credit facility for a total principle amount of up to $20 million and have drawn down $10 million under this credit facility.

On December 5, 2008, we entered into a development, product supply and commercialization agreement with Yakult Honsha Co., Ltd. (the Yakult Agreement) under which we granted Yakult an exclusive right to commercialize and market ThermoDox® for the Japanese market. We received a $2.5 million upfront licensing fee and may receive additional payments from Yakult upon receipt of marketing approval by the Japanese Ministry of Health, Labor and Welfare as well as upon the achievement of certain levels of sales and approval for new indications. Under the Yakult Agreement, we will receive double-digit escalating royalties on the sale of ThermoDox® in Japan, when and if any such sales occur, and we also will be the exclusive supplier of ThermoDox® to Yakult. In January 2011, we amended the Yakult Agreement to provide for up to $4.0 million in an accelerated partial payment to us of a future drug approval milestone, which included $2.0 million paid to us upon the closing of the preferred equity financing and an additional $2.0 million conditioned upon the resumption of enrollment of Japanese patients in the Japan cohort of the HEAT study. In consideration of these accelerated milestone payments from Yakult, we agreed to reduce future drug approval milestone payments by approximately 40%. All other milestone payments were unaffected.

On May 6, 2012, we entered into a long-term commercial supply agreement with Zhejiang Hisun Pharmaceutical Co. Ltd. (Hisun) for the production of ThermoDox® in mainland China, Hong Kong and Macau (the China territory). Hisun will be responsible for providing all of the technical and regulatory support services for the manufacture of ThermoDox® in the China territory and we will repay Hisun the related development costs and fees, which we expect to be approximately $1.2 million in total, commencing on the successful completion of three registrational batches of ThermoDox®. In March 2015, results of stability tests performed by Hisun demonstrated it successfully completed three registration batches of ThermoDox®, all of which show substantial chemical equivalence with investigational product produced by the Company’s current contract manufacturer. We plan to qualify and seek regulatory approval for HISUN to serve as an approved manufacturer for China and Europe.

On January 18, 2013, we broadened our relationship with Hisun by entering into a technology development contract, pursuant to which Hisun paid us a non-refundable research and development fee of $5.0 million to support our development of ThermoDox®. Following our announcement of the HEAT Study results on January 31, 2013, we and Hisun agreed that the technology development contract entered into on January 18, 2013 will remain in effect while the parties continue to collaborate the next steps in relation to ThermoDox®, which include the continued subgroup analysis of the Chinese cohort of patients in the HEAT Study for primary liver cancer and other activities to further the development of ThermoDox® for the China territory.

On July 19, 2013, we and Hisun entered into a Memorandum of Understanding to pursue ongoing collaborations for the continued clinical development of ThermoDox® and the technology transfer relating to the commercial manufacture of ThermoDox® for the China territory. This expanded collaboration includes development of the next generation liposomal formulation with the goal of creating safer, more efficacious versions of marketed cancer chemotherapeutics.

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

THERMODOX® (DOXORUBICIN ENCAPSULATED IN HEAT-ACTIVATED LIPOSOME)

Liposomes are manufactured submicroscopic vesicles consisting of a discrete aqueous central compartment surrounded by a membrane bilayer composed of naturally occurring lipids. Conventional liposomes have been designed and manufactured to carry drugs and increase residence time, thus allowing the drugs to remain in the bloodstream for extended periods of time before they are removed from the body. However, the current existing liposomal formulations of cancer drugs and liposomal cancer drugs under development do not provide for the immediate release of the drug and the direct targeting of organ specific tumors, two important characteristics that are required for improving the efficacy of cancer drugs such as doxorubicin. A team of research scientists at Duke University developed a heat-sensitive liposome that rapidly changes its structure when heated to a threshold minimum temperature of 39.5º to 42º Celsius.  Heating creates channels in the liposome bilayer that allow an encapsulated drug to rapidly disperse into the surrounding tissue. Through a perpetual, world-wide, exclusive development and commercialization license from Duke University, Celsion has licensed this novel, heat-activated liposomal technology that is differentiated from other liposomes through its unique low heat-activated release of encapsulated chemotherapeutic agents.

We are using several available focused-heat technologies, such as radio frequency ablation (RFA), microwave energy and high intensity focused ultrasound (HIFU), to activate the release of drugs from our novel heat-sensitive liposomes.

THERMODOX® IN RELATION TO PRIMARY LIVER CANCER

Liver Cancer Overview

Primary liver cancer (hepatocellular carcinoma or HCC) is one of the most common and deadliest forms of cancer worldwide.  It ranks as the fifth most common solid tumor cancer.  It is estimated that up to 90% of liver cancer patients will die within five years of diagnosis. The incidence of primary liver cancer is approximately 28,000 cases per year in the United States, approximately 40,000 cases per year in Europe and is rapidly growing worldwide at approximately 800,000 cases per year.  HCC has the fastest rate of growth of all cancers and is projected to be the most prevalent form of cancer by 2020. HCC is commonly diagnosed in patients with longstanding hepatic disease and cirrhosis (primarily due to hepatitis C in the U.S. and Europe and hepatitis B in Asia).

At an early stage, the standard first line treatment for liver cancer is surgical resection of the tumor.  Up to 80% of patients are ineligible for surgery or transplantation at time of diagnosis because early stage liver cancer generally has few symptoms and when finally detected the tumor frequently is too large for surgical resection. There are few alternative treatments, since radiation therapy and chemotherapy are largely ineffective. For tumors generally up to 5 centimeters in diameter, RFA has emerged as the standard of care treatment which directly destroys the tumor tissue through the application of high temperatures administered by a probe inserted into the core of the tumor. Local recurrence rates after RFA directly correlate to the size of the tumor. For tumors 3 cm or smaller in diameter the recurrence rate has been reported to be 10 – 20%; however, for tumors greater than 3 cm, local recurrence rates of 40% or higher have been observed.

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

As provided for in the SPA, we continue to follow the patients enrolled in the HEAT Study to the secondary endpoint of overall survival. We have evaluated data from seven sweeps of overall survival since the announcement of the HEAT Study’s primary endpoint result, with each showing progressive improvement in statistical significance. In January 2014, we announced that the OS data from the post-hoc analysis of results from the HEAT Study support continued clinical development through a prospective pivotal Phase III Study. The post-hoc data suggest that ThermoDox® may substantially improve overall survival, when compared to the control group, in patients whose lesions undergo optimized RFA treatment for 45 minutes or more. The most recent post-hoc analysis data from the HEAT Study announced in February 2015 demonstrate that the patient subgroup in the ThermoDox® arm whose RFA procedure lasted longer than 45 minutes (285 patients or 41% of the study patients), experienced a 59% improvement in overall survival, with a Hazard Ratio of 0.628 (95% CI 0.420 - 0.939) and a P-value of 0.02. A multivariate analysis we conducted supports our hypothesis that RFA time is the determining factor in improving OS. This information should be viewed with caution since it is based on a retrospective analysis of a subgroup that has not reached its median point for the overall survival analysis. We may choose to end this analysis of overall survival once the median is reached for both arms of the study.

We also completed computational modeling with supplementary prospective preclinical animal studies which support the relationship between heating duration and clinical outcomes.

Phase III Global Clinical Trial - Primary Liver Cancer (The OPTIMA Study)

Based on the overall survival data from the post-hoc analysis of results from HEAT Study, we submitted our proposed pivotal Phase III clinical protocol for the FDA review in the fourth quarter of 2013. On February 24, 2014, we announced that the FDA, after its customary 30 day review period, accepted without comment, subject to compliance with regulatory standards, clearance for the OPTIMA Study our pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox® in combination with standardized RFA in primary liver cancer, also known as HCC. The OPTIMA Study trial design is based on a comprehensive analysis of data from our Phase III HEAT Study.

Designed with extensive input from globally recognized HCC researchers and clinicians and after formal written consultation with the FDA, the OPTIMA Study was launched in the first half of 2014. The OPTIMA Study is expected to enroll up to 550 patients globally at up to 100 sites in the United States, Europe, China and elsewhere in the Asia Pacific region, and will evaluate ThermoDox® in combination with standardized RFA, which will require a minimum of 45 minutes across all investigators and clinical sites for treating lesions 3 to 7 centimeters, versus standardized RFA alone. The primary endpoint for the trial is overall survival, and the secondary endpoints for the trial are PFS and Safety. The OPTIMA Study is 80% powered to show a 33% improvement in OS. The statistical plan calls for two interim efficacy analyses by an independent DMC. As reported in February 2015, post-hoc data from the HEAT Study demonstrate that a sizable, well bounded subgroup of patients in the ThermoDox® arm whose RFA procedure lasted longer than 45 minutes experienced a 59% improvement in overall survival, with a Hazard Ratio of 0.628 (95% CI 0.420 - 0.939) and a P-value = 0.02.

In addition, the Company has met with the China State Food and Drug Administration (CHINA FDA) to discuss the OPTIMA Phase III Study including minimum patient enrollment requirements supporting the registration of ThermoDox® in China. Based on those discussions, we have submitted an application for accelerated approval of the OPTIMA Study in China. We also filed a request for a Voluntary Harmonization Procedure (VHP) in Europe, which provides for the assessment of multinational clinical trial applications across several European countries, including Germany, Italy and Spain.  Our request for a VHP in Europe was approved on October 23, 2014.

We will continue with partnerships, such as our arrangement with Hisun to the extent feasible. In addition, we have assessed our product pipeline and research and development priorities. As we evaluate strategic alternatives, we will need to consider a number of factors, including investment in, or acquisition of, complementary businesses, technologies or products, possible capital raising transactions, partnering opportunities and working capital requirements. We expect that the strength of our balance sheet will afford us the opportunity to evaluate our future development plans. However, as demonstrated by the HEAT Study results announced on January 31, 2013, drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval. The timing and the outcome of clinical results is extremely difficult to predict. Clinical development successes and failures can have a disproportionate positive or negative impact on our scientific and medical prospects, financial prospects, financial condition and market value.

THERMODOX® IN RELATION TO CANCERS OTHER THAN PRIMARY LIVER CANCER

In June 2012, we announced collaboration with the University of Oxford to begin an early phase clinical study of ThermoDox® plus HIFU in the treatment of metastatic liver cancer. The trial, which is supported by the National Institute for Health Research Oxford Biomedical Research Centre, will be carried out as a multidisciplinary collaboration between us, the Oxford University Institute of Biomedical Engineering and the Oxford University Hospitals NHS Trust. This early phase clinical study is being finalized and will require approval from a local ethics committee.

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

Microwave hyperthermia as a separate standalone treatment has been found to have the ability to kill breast cancer cells.  Because breast cancer cells have higher water content than surrounding normal cells, the tumor is heated to a greater extent than normal breast tissue and is selectively destroyed.  Therefore, heating cancer cells with a microwave device for sixty minutes at 43°C has been found to be tumoricidal. We expect that the combination of microwave hyperthermia and ThermoDox® will be more efficacious than microwave hyperthermia alone or treatment with existing non-heat activated liposomal formulations.

Breast Cancer Phase I/II Clinical Trial - The DIGNITY Study

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

The Company completed enrollment of the Phase I portion of the study in 2010 and an independent Data Safety Monitoring Board declared 50mg/m2 to be the Phase II dose.   The Phase II portion of the DIGNITY Study protocol has been reviewed by the FDA and enrollment commenced in the first quarter of 2013. The trial is designed to enroll up to 20 patients at five clinical sites in the United States and is evaluating ThermoDox® in combination with mild hyperthermia. Enrollment is expected to be completed in mid-2015 with final clinical results to be reported in the second half of 2015.

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

On July 24, 2014, we announced interim data from the DIGNITY Study of ThermoDox® in RCW Breast Cancer. Of the 14 patients enrolled and treated, ten were eligible for evaluation of efficacy. Based on data available to date, approximately 60% of patients experienced a stabilization of their highly refractory disease with a local response rate of 50% observed in the ten evaluable patients, notably three complete responses, two partial responses and one patient with stable disease. These data are consistent with the combined clinical data from the two Phase I trials discussed above.

Breast Cancer Phase II Clinical Trial - The Euro-DIGNITY Study

The Company anticipates a Phase II study of RadioTherapy (RT), HyperThermia (HT) and ThermoDox® to treat patients with local-regional recurrent chest wall breast cancer will be initiated by six to eight physicians and institutions located in Italy, Israel, the Netherlands, Poland and the Czech Republic (the Euro-DIGNITY Study). The Euro-DIGNITY Study will be Phase II study enrolling up to 100 patients affected by recurrent breast adenocarcinoma on the chest wall with/without nodes over a period of two years.

The primary objectives of the Euro-DIGNITY Study will be (i) to evaluate efficacy in patients after 3 cycles of ThermoDox® plus Hyperthermia measuring tumor diameter as a response to therapy and (ii) to evaluate loco-regional breast tumor control in patients who undergo ThermoDox®/hyperthermia/radiotherapy as measured by target lesion clinical response rate combining a RECIST criteria with digital photography to gauge response.

Secondary objectives of the Euro-DIGNITY Study will be (i) to evaluate the safety of the combination of ThermoDox/Hyperthermia/Radiotherapy among patients with LRR breast cancer, (ii) to evaluate the duration of local control complete response (CR), partial response (PR) and stable disease (SD) following treatment with ThermoDox/Hyperthermia/Radiotherapy up to 24 months among patients with LRR breast cancer and (iii) to assess Patient Reported Quality of Life using the FACT-B and Brief Pain Inventory (BPI) following treatment with ThermoDox/Hyperthermia/Radiotherapy among patients with LRR breast cancer.

Early Access Program for ThermoDox® for the Treatment of Patients with RCW Breast Cancer

On January 13, 2015, we entered into an Early Access Agreement with Impatients N.V., a Netherlands company (Impatients), pursuant to which Impatients will develop and execute through its brand myTomorrows an early access program for ThermoDox® in all countries of the European Union territory, Iceland, Liechtenstein, Norway and Switzerland (the Territory) for the treatment of patients with RCW breast cancer. Under the early access program, Impatients will engage in activities to secure authorization, exemption or waiver from regulatory authorities for patient use of ThermoDox® that may otherwise be subject to approvals from such regulatory authorities before the sale and distribution of ThermoDox® in the relevant territories. We will be responsible for the manufacture and supply of quantities of ThermoDox® to Impatients for use in the Early Access Program and Impatients will distribute and sell ThermoDox® pursuant to such authorization, exemptions or waivers.

Acquisition of EGEN

On June 20, 2014, we completed the acquisition of substantially all of the assets of EGEN, Inc. (EGEN) pursuant to an Asset Purchase Agreement (EGEN Asset Purchase Agreement). CLSN Laboratories acquired all of EGEN’s right, title and interest in and to substantially all of the assets of EGEN, including cash and cash equivalents, patents, trademarks and other intellectual property rights, clinical data, certain contracts, licenses and permits, equipment, furniture, office equipment, furnishings, supplies and other tangible personal property. In addition, CLSN Laboratories assumed certain specified liabilities of EGEN, including the liabilities arising out of the acquired contracts and other assets relating to periods after the closing date. The EGEN Purchase Agreement contains customary representations and warranties regarding EGEN and Celsion, covenants regarding the conduct of EGEN’s business prior to the consummation of the Acquisition, indemnification provisions, termination and other provisions customary for transactions of this nature.

In the acquisition, we purchased GEN-1, a DNA-based immunotherapy for the localized treatment of ovarian and brain cancers, and three platform technologies for the development of treatments for those suffering with difficult-to-treat forms of cancer, novel nucleic acid-based immunotherapies and other anti-cancer DNA or RNA therapies, including TheraPlas™ and TheraSilence™.

Ovarian Cancer Overview

Ovarian cancer is the most lethal of gynecological malignancies among women with an overall five year survival rate of 44.6% between the years 2004 to 2010. This poor outcome is due in part to the lack of effective prevention and early detection strategies. There were approximately 22,000 new cases of ovarian cancer in the US in 2014 with an estimated 14,000 deaths. Mortality rates for ovarian cancer declined very little in the last forty years due to the unavailability of detection tests and improved treatments. Most women with ovarian cancer are not diagnosed until Stages III or IV, when the disease has spread outside the pelvis to the abdomen and areas beyond causing swelling and pain, where the five-year survival rates are 25 to 41 percent and 11 percent, respectively. First-line chemotherapy regimens are typically platinum-based combination therapies. Although this first line of treatment has an approximate 80 percent response rate, 55 to 75 percent of women will develop recurrent ovarian cancer within two years and ultimately will not respond to platinum therapy. Patients whose cancer recurs or progresses after initially responding to surgery and first-line chemotherapy have been divided into one of the two groups based on the time from completion of platinum therapy to disease recurrence or progression. This time period is referred to as platinum-free interval. The platinum-sensitive group has a platinum-free interval of longer than six months. This group generally responds to additional treatment with platinum-based therapies. The platinum-resistant group has a platinum-free interval of shorter than six months and is resistant to additional platinum-based treatments. Pegylated liposomal doxorubicin, topotecan, and Avastin are the only approved second-line therapies for platinum-resistant ovarian cancer. The overall response rate for these therapies is 10 to 20 percent with median overall survival of eleven to twelve months. Immunotherapy is an attractive novel approach for the treatment of ovarian cancer particularly since ovarian cancers are considered immunogenic tumors. Interleukin-12 (IL-12) is a pluripotent cytokine with potent immune-stimulatory and anti-angiogenic properties. The precedence for a therapeutic role of IL-12 in ovarian cancer is based on epidemiologic and preclinical data.

Celsion’s Approach

Celsion’s GEN-1 approach for IL-12 delivery is designed to achieve local concentrations of IL-12 at the tumor site with minimal increases in systemic circulation. This DNA-based approach involves intraperitoneal (IP) administration of an IL-12 plasmid formulated with a proprietary lipopolymer delivery system PEG-PEI-Cholesterol. In this approach, our GEN-1 immunotherapy is combined with standard chemotherapy drugs to achieve better clinical outcome than with chemotherapy alone. Increases in IL-12 concentrations at the tumor site for several days after a single administration will create a potent immune environment against the tumor and a direct killing of the tumor with concomitant use of cytotoxic chemotherapy together will resulting in more robust and durable antitumor response than chemotherapy alone. The activation of the body’s immune system will potentially eliminate the chemotherapy resistant cells and lower the risk of recurrence.

GEN-1 Single Agent Clinical Trials

The First-In-Man, Phase 1 clinical trial of GEN-1 monotherapy was conducted to determine the safety/tolerability of IP administered GEN-1 in platinum-resistant (Stage III and IV) ovarian cancer patients who had received 2-6 prior chemotherapy treatments. This open label, non-randomized, dose escalation study enrolled a total of 13 patients in 4 dose escalation cohorts (0.6 (n=3), 3.0 (n=3), 12 (n=4), and 24 (n=3) mg/m2). All four weekly treatments of IP administered GEN-1 at escalating doses were well tolerated. Thirty nine percent (39%) of patients treated had stable disease.

In a Phase II study, GEN-1 IP was administered at 24 mg/m2 dose once every week until progression or intolerable toxicity in women with persistent epithelial ovarian, fallopian tube or primary peritoneal cancer. The GEN-1 treatment was well tolerated within this Phase II Study..

GEN-1 Combination Clinical Trials

A Phase I dose-escalation trial of IP GEN-1 (12 mg/m2, 18 mg/m2 and 24 mg/m2) plus IV carboplatin (AUC 5)/docetaxel (75 mg/m2) was examined in recurrent ovarian cancer patients who had previously treated with first-line chemotherapy and had disease recurrence 6 months after treatment (the platinum-sensitive disease) with a total of 13 patients enrolled in the study. The GEN-1 treatment administered in combination with carboplatin/docetaxel was well tolerated. Increasing the GEN-1 dosing frequency from 4 treatments to 8 treatments in conjunction with chemotherapy was also well tolerated. There were no apparent drug related, clinically significant negative trends in laboratory test results, vital sign measurements, or physical examination findings. The best clinical response rate was 92% including 17% CR, 33% PR and 42% SD. The median progression-free survival and overall survival for all treatment groups was 8.8 months and 16.6 months, respectively.

Based on encouraging results from GEN-1 monotherapy Phase I and Phase II clinical trials in platinum resistant ovarian cancer patients, a Phase Ib combination trial of GEN-1 plus Doxil initiated in this patient population was conducted. Since the clinical responses to second line therapies is poor (historically the objective response rates are less than 15%), it is hypothesized that the addition of GEN-1 would improve the clinical outcome in this difficult to treat patient population. This trial, which was a standard 3 + 3 Phase I, three cohort, dose escalation study in three cohorts which enrolled 16 evaluable patients receiving increasing doses of Doxil and GEN-1. Of these 16 evaluable patients on this study, a clinical benefit of 57.1% (PR=21.4%; SD=35.7%) was found in the 14 patients with a measurable disease. The highest number of partial responses was found at the highest dose level (36 mg/m2 dose of GEN-1 combined with 50 mg/m2 Doxil) which demonstrated that the maximum tolerated dose was not exceeded. These results from the combination trial are highly encouraging since the historical Objective Response Rate in Doxil treated patients is less than 15%.

In January 2015, we announced that we submitted to the FDA a Phase I clinical trial protocol for GEN-1 for the treatment of ovarian cancer. The protocol, developed with guidance from the Company’s Medical Advisory Board, is designed to establish a safe dose and biological activity of GEN-1 in newly diagnosed ovarian cancer patients who will be undergoing neoadjuvant chemotherapy. The clinical trial will identify a safe, tolerable and potentially therapeutically active dose of GEN-1 while maximizing an immune response with the potential to identify an enhanced population for definitive study. In February 2015, we announced that the FDA has accepted, without comment, the Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer. The trial is designed to enroll three to six patients per dose level and will evaluate safety and efficacy and attempt to define an optimal dose to carry forward into a Phase II trial. We expect to initiate enrollment for the trial in the second half of 2015 at five to six U.S. clinical centers.

THERAPLAS™ TECHNOLOGY PLATFORM

TheraPlas™ is a technology platform for the delivery of DNA and messenger RNA (mRNA) therapeutics via synthetic non-viral carriers and is capable of providing cell transfection for double-stranded DNA plasmids and large therapeutic RNA segments such as mRNA. There are two components of a TheraPlas system, a plasmid DNA or mRNA payload encoding a therapeutic protein, and a delivery system. The delivery system is designed to protect the DNA/RNA from degradation and promote trafficking into cells and through intracellular compartments. We designed the delivery system of TheraPlas™ by chemically modifying the low molecular weight polymer to improve its gene transfer activity without increasing toxicity. We believe that TheraPlas™ is a viable alternative to current approaches to gene delivery due to several distinguishing characteristics, including enhanced molecular versatility that allows for complex modifications to improve activity and safety.

The design of TheraPlas delivery systems is based on molecular functionalization of polyethyleneimine (PEI), a cationic delivery polymer with a distinct ability to escape from the endosomes due to heavy protonation. The transfection activity and toxicity of PEI is tightly coupled to its molecular weight therefore the clinical application of PEI is limited. We have used molecular functionalization strategies to improve the activity of low molecular weight PEIs without augmenting their cytotoxicity. In one instance, chemical conjugation of a low molecular weight branched BPEI1800 with cholesterol and polyethylene glycol (PEG) to form PEG-PEI-Cholesterol (PPC) dramatically improved the transfection activity of BPEI1800 following in vivo delivery. Together, the cholesterol and PEG modifications produced approximately 20-fold enhancement in transfection activity. Biodistribution studies following intraperitoneal or subcutaneous administration of DNA/PPC nanocomplexes showed DNA delivery localized primarily at the injection site with only small amount escaped into systemic circulation. PPC is the delivery component of our lead TheraPlas product, GEN-1, which is in clinical development for the treatment ovarian cancer and in preclinical development for the treatment of glioblastoma. The PPC manufacturing process has been scaled up from bench scale (1-2 g) to 0.6Kg, and several cGMP lots have been produced with reproducible quality.

Another approach to improve PEI activity involved crosslinking low-molecular-weight PEIs through degradable linkages to create larger and degradable structures. Two cross-linked polymers have been synthesized with this approach and optimized for transfection activity. Both cross-linked polymers expressed several fold higher transfection activity than their respective monomers and lower cyotoxicity than a commercially available 25 kDa polymer. One embodiment of the polymer is being developed for in vivo delivery of plasmid DNA and mRNA. Intravenous administration of the nanoparticles carrying DNA or mRNA payload in mice has produced expression with high degree of lung specificity. The lung specificity and safety for mRNA delivery following intravenous administration in mice has been confirmed in non-human primates. These results demonstrate potential clinical utility for delivery of therapeutic DNA and RNA for lung diseases and pulmonary disorders.

TheraPlas™ has emerged as a viable alternative to current approaches due to several distinguishing characteristics such as excellent molecular versatility that allows for complex modifications to improve activity and safety with little difficulty. The biocompatibility of these polymers reduces the risk of adverse immune response, thus allowing for repeated administration. Compared to naked DNA or cationic lipids, TheraPlas™ is generally safer, more efficient, and cost effective. We believe that these advantages place Celsion in an excellent position to capitalize on the technology.

THERASILENCE™ TECHNOLOGY PLATFORM

TheraSilence™ is a technology platform for the delivery of synthetically-generated inhibitory RNA (RNAi) such as small inhibitory RNAs (siRNAs), microRNAs, microRNA mimics, and related molecules that can regulate protein expression at the transcript level by exploiting endogenous cell mechanisms. Inhibitory RNA based therapies have tremendous potential for targeting virtually any disease related gene with a high degree of specificity and thus eliminating so called “non-drugable” target classes. The TheraSilence™ technology addresses the primary obstacle to nucleic acid-based therapeutics which is the efficient delivery to target cells. Specifically, a delivery system needs to be able to protect the RNAi from nuclease degradation, transfer the molecule across the cellular membranes and release the material so that it can be available to the endogenous RNA silencing machinery. We have developed proprietary, novel structures that are able to interact with the RNAi molecules forming protective nanoparticles that can be readily taken up into cells. In addition, these systems are chemically flexible and amenable to attachment of tissue-targeted ligands, in vivo stabilizing agents and other functional moieties which can tailor a formulation for a particular application and delivery modality. We believe that these features can provide high specificity for RNAi delivery to select tissue, enhance stability and reduce in vivo toxicity. In-vivo proof-of-concept studies of our most advanced system have shown the ability to deliver RNAi molecules specifically to the pulmonary vascular following intravenous administration. Using this delivery system we have been able to show in mice that delivery of a siRNA molecule that targets anti-vascular endothelial receptor 2 (VEGF2), a protein that is critical for the growth of new blood vessels in tumors, can significantly inhibit lung tumor growth. Additionally, delivery of an anti-micro RNA molecule into rats with experimentally induced pulmonary arterial hypertension was able to normalize vascular remodeling that occurs in the lung and restore cardiac function that is compromised as a result of the disease. This suggests that this delivery system can effective deliver numerous potentially therapeutic molecular targets and may have application for the treatment of numerous lung diseases.

BUSINESS STRATEGY

An element of our business strategy has been to pursue, as resources permit, the research and development of a range of product candidates for a variety of indications. We may also evaluate licensing cancer products from third parties for cancer treatments to expand our current product pipeline. This is intended to allow us to diversify the risks associated with our research and development expenditures. To the extent we are unable to maintain a broad range of product candidates, our dependence on the success of one or a few product candidates would increase and results such as those announced in relation to the HEAT study on January 31, 2013 will have a more significant impact on our financial prospects, financial condition and market value. We may also consider and evaluate strategic alternatives, including investment in, or acquisition of, complementary businesses, technologies or products. As demonstrated by the HEAT Study results, drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval. The timing and the outcome of clinical results are extremely difficult to predict. The success or failure of any preclinical development and clinical trial can have a disproportionately positive or negative impact on our results of operations, financial condition, prospects and market value.

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

RESEARCH AND DEVELOPMENT EXPENDITURES

We are engaged in a limited amount of research and development in our own facilities and have sponsored research programs in partnership with various research institutions, including the National Cancer Institute and Duke University. We are currently, with minimal cash expenditures, sponsoring clinical and pre-clinical research at the University of Oxford, University of Utrecht, Brigham and Women’s Hospital and the University of Washington. The majority of the spending in research and development is for the funding of ThermoDox® clinical trials. Research and development expenses were approximately $15.0 million, $9.4 million and $15.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.  See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation for additional information regarding expenditures related to our research and development programs.

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

There can be no assurance that any of our clinical trials will be completed successfully within any specified time period or at all. On January 31, 2013, we announced that ThermoDox® in combination with RFA did not meet the primary endpoint of the HEAT study in patients with HCC, also known as primary liver cancer. Specifically, we determined, after conferring with the DMC, that the HEAT study did not meet the goal of demonstrating persuasive evidence of clinical effectiveness that could form the basis for regulatory approval in the population chosen for the HEAT study.

On February 24, 2014, we announced that the FDA, after its customary 30 day review period, accepted without comment, subject to compliance with regulatory standards, clearance for the OPTIMA Study our pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox® in combination with RFA in primary liver cancer, also known as HCC. The OPTIMA Study trial design is based on a comprehensive analysis of data from our Phase III HEAT Study.

Either the FDA or we may suspend clinical trials at any time, if the FDA, our independent DMC, or we conclude that clinical subjects are being exposed to an unacceptable health risk or for other reasons. The FDA inspects and reviews clinical trial sites, informed consent forms, data from the clinical trial sites (including case report forms and record keeping procedures) and the performance of the protocols by clinical trial personnel to determine compliance with good clinical practices. The FDA also examines whether there was bias in the conduct of clinical trials. The conduct of clinical trials is complex and difficult, especially in pivotal Phase II or Phase III trials. There can be no assurance that the design or the performance of the pivotal clinical trial protocols or any of our current or future product candidates will be successful.

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

In 2009, the FDA granted orphan drug designation for ThermoDox® for the treatment of HCC. Orphan drug designation entitles the Company to seven years of market exclusivity following regulatory approval, if any, FDA assistance in clinical trial design, a reduction in FDA user fees, U.S. tax credits related to development expenses and the opportunity to apply for funding from the U.S. government to defray the costs of clinical trial expenses.

Any FDA-approved drug utilizing the patented technologies may also be eligible for regulatory exclusivities, such as new chemical entity exclusivity of five years in the US, and orphan drug exclusivity of seven years in the US and ten years in Europe. Additionally, an FDA-approved drug may be eligible for Biologics Exclusivity of 12 years in the US, ten years in Europe, five years in Australia, eight years in Canada and eight years in Japan.

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

Inspections

We are subject to the periodic inspection of our clinical trials, facilities, procedures and operations and/or the testing of our products by the FDA to determine whether our systems and processes are in compliance with FDA regulations. Following such inspections, the FDA may issue notices on Form 483 and warning letters that require certain activities identified during the inspection to be modified. A Form 483 notice is generally issued at the conclusion of an FDA inspection and lists conditions the FDA inspectors believe may violate FDA regulations. FDA guidelines specify that a warning letter only is to be issued for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action.

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

Under European Union regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicines produced by biotechnology or those medicines intended to treat AIDS, cancer, neurodegenerative disorders or diabetes and is optional for those medicines that are highly innovative, provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessments report, each member state must decide whether to recognize approval. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.

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

MANUFACTURING AND SUPPLY

We do not currently own or operate manufacturing facilities for the production of preclinical, clinical or commercial quantities of any of our product candidates. We currently contract with third party contract manufacturing organizations (CMOs) for our preclinical and clinical trial supplies, and we expect to continue to do so to meet the preclinical and any clinical requirements of our product candidates. We have agreements for the supply of such drug materials with manufacturers or suppliers that we believe have sufficient capacity to meet our demands. In addition, we believe that adequate alternative sources for such supplies exist. However, there is a risk that, if supplies are interrupted, it would materially harm our business. We typically order raw materials and services on a purchase order basis and do not enter into long-term dedicated capacity or minimum supply arrangements.

Manufacturing is subject to extensive regulations that impose various procedural and documentation requirements, which govern record keeping, manufacturing processes and controls, personnel, quality control and quality assurance, among others. Our CMOs manufacture our product candidates under current Good Manufacturing Practice (cGMP) conditions. cGMP is a regulatory standard for the production of pharmaceuticals that will be used in humans.

SALES AND MARKETING

Our current focus is on the development of our existing portfolio, the completion of clinical trials and, if and where appropriate, the registration of our product candidates. We currently do not have marketing, sales and distribution capabilities. If we receive marketing and commercialization approval for any of our product candidates, we intend to market the product either directly or through strategic alliances and distribution agreements with third parties. The ultimate implementation of our strategy for realizing the financial value of our product candidates is dependent on the results of clinical trials for our product candidates, the availability of regulatory approvals and the ability to negotiate acceptable commercial terms with third parties.

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

GEN-1

GEN-1’s studied indications include ovarian cancer and glioblastoma multiforme (GBM) brain cancer.

In evaluating the competitive landscape for both indications, early stage indications are treated with chemotherapy  (temozolomide, BCNU, CCNU for brain cancer; docetaxel, doxil and cisplatinum for ovarian cancer), while later stage ovarian and GBM cancer are treated with Bevacizumab - Avastin®, an anti-angiogenesis inhibitor. Avastin® is currently also being evaluated for early stage disease.

In product positioning for both indications, there currently is no direct immunotherapy competitor for GEN-1, which will be studied as an adjuvant to both chemotherapy standard of care regimens, as well as anti-angiogenesis compounds.  To support these cases, we have conducted clinical studies in combination with chemotherapy for ovarian cancer, and preclinical studies in combination with both temozolomide and Bevacizumab-Avastin®.  We plan to initiate clinical studies in the second half of 2015 for both indications.

INTELLECTUAL PROPERTY

Licenses

Duke University License Agreement

In 1999, we entered into a license agreement with Duke University under which we received exclusive rights, subject to certain exceptions, to commercialize and use Duke’s thermo-liposome technology.  In relation to these liposome patents licensed from Duke University, we have filed two additional patents related to the formulation and use of liposomes. We have also licensed from Valentis, CA certain global rights covering the use of pegylation for temperature sensitive liposomes.

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

Our rights under the license agreement with Duke University extend for the longer of 20 years or the end of any term for which any relevant patents are issued by the United States Patent and Trademark Office. Currently we have rights to Duke’s patent for its thermo-liposome technology in the United States, which expires in 2018, and to future patents received by Duke in Canada, Europe, Japan and Australia, where it has patent applications have been granted. The European grant provides coverage in the European Community. For this technology, our license rights are worldwide, including the United States, Canada, certain European countries, Australia, Hong Kong, and Japan.

Patents and Proprietary Rights

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

For the ThermoDox technology, we either exclusively license or own US and international patents with claims and methods and compositions of matters that cover various aspects of LTSL technology, with expiration dates ranging from 2019 to 2026.

For the TheraPlas technology, we own three US and international patent families and related applications with claims and methods and compositions of matters that cover various aspects of TheraPlas and  GEN-1 technologies, with expiration dates ranging  from 2020 to 2028.

For the TheraSilence technology, we own multiple US and international patent families and related applications with claims and methods and compositions of matters that cover various aspects of TheraSilence technology, with expiration dates to 2031.

For the RAST technology, we own US and international patents with claims and methods and compositions of matters that cover various aspects of RAST technology, with expiration dates to 2030.

There can be no assurance that an issued patent will remain valid and enforceable in a court of law through the entire patent term. Should the validity of a patent be challenged, the legal process associated with defending the patent can be costly and time consuming. Issued patents can be subject to oppositions, interferences and other third party challenges that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant or broad coverage). Competitors may be able to circumvent our patents. Development and commercialization of pharmaceutical products can be subject to substantial delays and it is possible that at the time of commercialization any patent covering the product has expired or will be in force for only a short period of time following commercialization. We cannot predict with any certainty if any third party U.S. or foreign patent rights, other proprietary rights, will be deemed infringed by the use of our technology. Nor can we predict with certainty which, if any, of these rights will or may be asserted against us by third parties. Should we need to defend ourselves and our partners against any such claims, substantial costs may be incurred. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief, which could effectively block our ability to develop or commercialize some or all of our products in the U.S. and abroad, and could result in the award of substantial damages. In the event of a claim of infringement, we or our partners may be required to obtain one or more licenses from a third party. There can be no assurance that we can obtain a license on a reasonable basis should we deem it necessary to obtain rights to an alternative technology that meets our needs. The failure to obtain a license may have a material adverse effect on our business, results of operations and financial condition.

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

EMPLOYEES

As of March 11, 2015, we employed 28 full-time employees.  We also maintain active independent contractor relationships with various individuals, most of whom have month-to-month or annual consulting agreements.  None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

AVAILABLE INFORMATION

We make available free of charge through our website, www.celsion.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the SEC).  In addition, our website includes other items related to corporate governance matters, including, among other things, our corporate governance principles, charters of various committees of the Board of Directors, and our code of business conduct and ethics applicable to all employees, officers and directors.  We intend to disclose on our internet website any amendments to or waivers from our code of business conduct and ethics as well as any amendments to its corporate governance principles or the charters of various committees of the Board of Directors.  Copies of these documents may be obtained, free of charge, from our website.  In addition, copies of these documents will be made available free of charge upon written request. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file periodic and other reports electronically with the Securities and Exchange Commission. The address of that site is www.sec.gov. The information available on or through our website is not a part of this Annual Report on Form 10-K and should not be relied upon.

LIQUIDITY AND CAPITAL RESOURCES

During 2014 and 2013, we issued a total of 8.0 million shares of common stock; including shares of common stock issued upon conversion of the 15,000.00422 shares of Series A 0% convertible preferred stock, in the following equity transactions for an aggregate $46.6 million in gross proceeds. On October 28, 2013, we effected a 4.5-to-1 reverse stock split of our common stock. Unless otherwise expressly stated, the share and per share data in this section and elsewhere in this Annual Report on Form 10-K have been adjusted to reflect the reverse stock split.

●

On February 1, 2013, we entered into a Controlled Equity OfferingSM Sales Agreement (ATM) with Cantor Fitzgerald & Co., as sales agent, pursuant to which we may offer and sell, from time to time through “at-the-market” offerings, shares of our common stock having an aggregate offering price of up to $25.0 million. From February 1, 2013 through February 25, 2013, we sold and issued an aggregate of 1,195,923 shares of common stock under such agreement for approximately $6.8 million in aggregate gross proceeds.

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

●

On January 15, 2014, we entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company sold, in a registered offering, an aggregate of 3,603,604 shares of its common stock and warrants to purchase up to 1,801,802 shares of Common Stock, for an aggregate purchase price of approximately $15 million.

During 2013, we received gross proceeds of approximately $0.4 million from the exercise of warrants and common stock options to purchase 30,499 shares of common stock.

On June 20, 2014, we completed the acquisition of substantially all of the assets of EGEN, Inc. At the closing, we paid approximately $3.0 million in cash and issued 2,712,188 shares of its common stock to EGEN. In addition, 670,070 shares of common stock are issuable to EGEN on or after August 2, 2016 pending satisfactory resolution of any post-closing adjustments of expenses and EGEN’s indemnification obligations under the EGEN Purchase Agreement

In addition, we entered into a loan agreement on November 25, 2013 with Hercules Technology Growth Capital, Inc. (Hercules), pursuant to which we may borrow a secured term loan of up to $20 million in multiple tranches (the Hercules Credit Agreement). The loan bears interest at a floating per annum rate equal to the greater of (i) 11.25 percent and (ii) the sum of 11.25 percent plus the prime rate minus 3.25 percent. Payments under the loan agreement are interest only for the first twelve months after loan closing, followed by a 30-month amortization period of principal and interest through the scheduled maturity date. We drew the first tranche of $5 million on November 25, 2013 and may request, subject to Hercules’ consent in its sole discretion, an additional $15 million in up to three advances with each advance in a minimum amount of $5 million before June 30, 2014 unless extended upon Hercules’ consent. We used approximately $4 million of the first tranche to repay the outstanding obligations under a loan agreement with Oxford Finance LLC and Horizon Technology Finance Corporation. On June 9, 2014, we borrowed an additional $5 million and used the loan proceeds to pay the upfront cash payment to EGEN at closing and certain transaction costs incurred in connection with the acquisition.

We believe that our cash and investment resources of $37.1 million on hand at December 31, 2014, coupled with our access to the ATM, are sufficient to fund operations through 2016.  However, our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing, progress and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other unforeseen uses of cash. To complete the development and commercialization of our products, we will need to raise substantial amounts of additional capital to fund our operations. We do not have any committed sources of financing and cannot give assurance that alternate funding will be available in a timely manner, on acceptable terms or at all. We may need to pursue dilutive equity financings, such as the issuance of shares of common stock, preferred stock, convertible debt or other convertible or exercisable securities, which financings could dilute the percentage ownership of our current common stockholders and could significantly lower the market value of our common stock.

RECENT EVENTS

On January 13, 2015, we entered into an Early Access Agreement with Impatients N.V., a Netherlands company (Impatients), pursuant to which Impatients will develop and execute through its brand myTomorrows an early access program for ThermoDox® in all countries of the European Union territory, Iceland, Liechtenstein, Norway and Switzerland (the Territory) for the treatment of patients with RCW breast cancer. Under the early access program, Impatients will engage in activities to secure authorization, exemption or waiver from regulatory authorities for patient use of ThermoDox® that may otherwise be subject to approvals from such regulatory authorities before the sale and distribution of ThermoDox® in the relevant territories. We will be responsible for the manufacture and supply of quantities of ThermoDox® to Impatients for use in the early access program and Impatients will distribute and sell ThermoDox® pursuant to such authorization, exemptions or waivers.

Under the Early Access Agreement, we granted to Impatients, specifically for the treatment of RCW breast cancer in the Territory, an exclusive, royalty-free right to perform the early access program activities, reference regulatory documentation and approvals that we own, and use our trademarks relating to ThermoDox®. In addition, we granted to Impatients an option to negotiate an exclusive license to distribute ThermoDox® in the Territory after ThermoDox® receives regulatory approval in a country within the Territory.

In consideration for Impatients’ services to implement the early access program and in the event we receive regulatory authorization to sell, distribute or market ThermoDox® in the Territory, we will be obligated to pay Impatients, subject to a maximum cap, a low single-digit royalty of net sales of ThermoDox® in the countries where such regulatory authorization has been obtained. The Early Access Agreement has a term of five years, with automatic renewals for consecutive two-year periods, unless earlier terminated by either party with notice or in the event of material breach, bankruptcy, or insolvency without notice.

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

Since our inception, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $195 million at December 31, 2014. For the years ended December 31, 2012, 2013 and 2014, we incurred a net loss of $25.5 million, $8.3 million and $25.2 million, respectively. We currently have no product revenue and do not expect to generate any product revenue for the foreseeable future other than through the sale of our proprietary reagent products for life science research, which products are based on our newly acquired proprietary delivery platform technologies, TheraPlas™ and TheraSilence™. Because we are committed to continuing our product research, development, clinical trial and commercialization programs, we will continue to incur significant operating losses unless and until we complete the development of ThermoDox®, GEN-1 (formerly known as EGEN-001) and other new product candidates and these product candidates have been clinically tested, approved by the U.S. Food and Drug Administration (FDA) and successfully marketed. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, us or our collaborators successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third party alternatives for any approved product and raising sufficient funds to finance business activities. If we or our collaborators are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Drug development is an inherently uncertain process with a high risk of failure at every stage of development. Our lead drug candidate failed to meets its primary endpoint in the Phase III HEAT study.

On January 31, 2013, we announced that our lead product ThermoDox® in combination with radiofrequency ablation (RFA) failed to meet the primary endpoint of the Phase III clinical trial for primary liver cancer, known as the HEAT study. We have not completed our final analysis of the data and do not know the extent to which, if any, the failure of ThermoDox® to meet its primary endpoint in the Phase III trial could impact our other ongoing studies of ThermoDox® including a pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox® in combination with RFA in primary liver cancer, known as the OPTIMA study, which we launched in the first half of 2014. The trial design of the OPTIMA study is based on the overall survival data from the post-hoc analysis of results from the HEAT study. ThermoDox® is also being evaluated in a Phase II clinical trial for recurrent chest wall breast cancer and other preclinical studies.

Preclinical testing and clinical trials are long, expensive and highly uncertain processes and failure can unexpectedly occur at any stage of clinical development, as evidenced by the failure of ThermoDox® to meet its primary endpoint in the HEAT study. Drug development is inherently risky and clinical trials take us several years to complete. The start or end of a clinical trial is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparator drug or required prior therapy, clinical outcomes including insufficient efficacy, safety concerns, or our own financial constraints. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. We, the FDA or other applicable regulatory authorities may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects participating in such trials are being exposed to unacceptable health risks or adverse side effects. We may not have the financial resources to continue development of, or to enter into collaborations for, a product candidate if we experience any problems or other unforeseen events that delay or prevent regulatory approval of, or our ability to commercialize, product candidates. The failure of one or more of our drug candidates or development programs could have a material adverse effect on our business, financial condition and results of operations.

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

We have devoted our resources to developing a new generation of products and will not be able to market these products until we have completed clinical trials and obtain all necessary governmental approvals. Our lead product candidate, ThermoDox® and the product candidates we purchased in our acquisition of EGEN are still in various stages of development and trials and cannot be marketed until we have completed clinical testing and obtained necessary governmental approval. Following our announcement on January 31, 2013 that the HEAT study failed to meet its primary endpoint of progression free survival, we continue to follow the patients enrolled in the Heat study to the secondary endpoint, overall survival. Based on the overall survival data from the post-hoc analysis of results from the HEAT study, we launched a pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox® in combination with RFA in primary liver cancer, known as the OPTIMA study, in the first half of 2014. ThermoDox® is currently also being evaluated in a Phase II clinical trial for the treatment of recurrent chest wall breast cancer, known as the DIGNITY Study, and other preclinical studies. GEN-1 is currently in an early stage of clinical development for the treatment of ovarian cancer, and we plan to initial a Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer in the second half of. The delivery technology platforms that we purchased from EGEN are in preclinical stages of development. We do not expect to realize any revenue from product sales in the next several years, if at all, other than the sale of reagent products we acquired from EGEN. Accordingly, our revenue sources are, and will remain, extremely limited until our product candidates are clinically tested, approved by the FDA or foreign regulatory agencies and successfully marketed. We cannot guarantee that any of our product candidates will be successfully tested, approved by the FDA or foreign regulatory agency or marketed, successfully or otherwise, at any time in the foreseeable future or at all.

We will need to raise substantial additional capital to fund our planned future operations, and we may be unable to secure such capital without dilutive financing transactions. If we are not able to raise additional capital, we may not be able to complete the development, testing and commercialization of our product candidates.

As of December 31, 2014, we had approximately $ 37.1 million in cash, cash equivalents and short-term investments. We have substantial future capital requirements to continue our research and development activities and advance our drug candidates through various development stages, including the product candidates and technology platforms that we purchased from EGEN in June 2014. For example, ThermoDox® is being evaluated in a Phase III clinical trial in combination with RFA for the treatment of primary liver cancer, a Phase II clinical trial for the treatment of recurrent chest wall breast cancer and other preclinical studies. We plan to initial a Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer in the second half of 2015. The delivery technology platforms that we purchased from EGEN are in preclinical stages of development. We will continue to conduct additional analyses of the data from the HEAT study to assess the future strategic value of ThermoDox® and are performing sub-group analysis of the Chinese cohort of patients in the HEAT study and other activities for further development of ThermoDox® for mainland China, Hong Kong and Macau. To complete the development and commercialization of our product candidates, we will need to raise substantial amounts of additional capital to fund our operations. Our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing, progress and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other unforeseen uses of cash. We do not have any committed sources of financing and cannot assure you that alternate funding will be available in a timely manner, on acceptable terms or at all. We may need to pursue dilutive equity financings, such as the issuance of shares of common stock, convertible debt or other convertible or exercisable securities. Such dilutive equity financings could dilute the percentage ownership of our current common stockholders and could significantly lower the market value of our common stock. In addition, a financing could result in the issuance of new securities that may have rights, preferences or privileges senior to those of our existing stockholders.

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

On June 20, 2014, we completed the acquisition of substantially all of the assets of EGEN, a privately-held biopharmaceutical company focused on the development of nucleic acid-based therapeutics for the treatment of cancer and other difficult to treat diseases. The acquisition included EGEN’s Phase Ib DNA-based immunotherapy product candidate GEN-1 (formerly known as EGEN-001) and its therapeutic platform technologies, TheraPlas™ for delivery of DNA and mRNA, and TheraSilence™ for delivery of RNA. The success of the EGEN acquisition, including the realization of anticipated benefits and cost savings, will depend, in part, on our ability to combine successfully the business we acquired from EGEN with the business of Celsion. Our integration of the acquired operations and product candidates requires significant efforts, including the coordination of research and development, manufacturing, finance, information technologies and management and administration. These integration efforts will result in additional expenses and require significant time and dedication from management, and may divert management attention and resources. The integration may be more difficult, costly or time consuming than expected. It is possible that the integration process could result in the loss of key employees or the disruption of our ongoing business or that the alignment of standards, controls, procedures and policies may adversely affect the combined company’s ability to maintain relationships with suppliers, manufacturers, other vendors or employees or to fully achieve the anticipated benefits and cost savings of the transaction.

In addition, the EGEN acquisition may result in our assumption of material unknown or unexpected liabilities. If we experience difficulties with the integration process, the anticipated benefits of the transaction may not be realized fully or at all, or may take longer to realize than expected to materialize. Factors that will affect the success of the acquisition include our ability to execute our business strategy, results of clinical trials and regulatory approvals related to the acquired product candidates and platform technologies, our ability to adequately fund acquired in-process research and development projects and retain key employees, as well as our ability to achieve financial and operational synergies with the acquired business, such as by achieving cost savings and effectively developing product candidates. Our failure to successfully manage and coordinate the growth of our newly acquired business could have a material adverse impact on our business, results of operations and financial condition. In addition, we cannot be certain that the product candidates we acquired will be approved for marketing and commercialization, become profitable or remain so or that we will realize operational cost savings or other expected synergies of the acquisition. If the acquisition and integration are not successful, we may record related asset impairment charges in the future.

We have incurred, and will continue to incur, significant costs in connection with our acquisition of substantially all of the assets of EGEN.

We have incurred and expect to continue to incur a number of non-recurring costs associated with our integration of the assets purchased from EGEN. These costs and expenses include the incurrence of $5.0 million of new indebtedness and approximately $1.4 million in financial advisory, legal, accounting, consulting and other advisory fees and expenses, reorganization and restructuring costs, severance/employee benefit-related expenses, filing fees, printing expenses and other related charges. There are also a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the acquisition. There are many factors beyond our control that could affect the total amount or the timing of integration and implementation expense, and we may incur unanticipated expense in connection with the EGEN acquisition. These costs and expenses could, particularly in the near term, exceed the cost savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale, other efficiencies and cost savings, which benefit may not be achieved in the near term or at all.

We may not successfully engage in future strategic transactions, which could adversely affect our ability to develop and commercialize product candidates, impact our cash position, increase our expense and present significant distractions to our management.

In the future, we may consider strategic alternatives intended to further the development of our business, which may include acquiring businesses, technologies or products, out- or in-licensing product candidates or technologies or entering into a business combination with another company. Any strategic transaction may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions would entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material adverse effect on our business, results of operations, financial condition and prospects. Conversely, any failure to enter any strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.

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

If any of our pending patent applications do not issue, or are deemed invalid following issuance, we may lose valuable intellectual property protection.

The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own various U.S. and international patents and have pending U.S. and international patent applications that cover various aspects of our technologies. There can be no assurance that patents that have issued will be held valid and enforceable in a court of law through the entire patent term. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time consuming and costly. Additionally, issued patents can be subject to opposition, interferences or other proceedings that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire early and provide only a short period of protection, if any, following the commercialization of products encompassed by our patents. We may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, which could result in a loss of the patent and/or substantial cost to us.

We have filed patent applications, and plan to file additional patent applications, covering various aspects of our technologies and our proprietary product candidates. There can be no assurance that the patent applications for which we apply would actually issue as patents, or do so with commercially relevant or broad coverage. The coverage claimed in a patent application can be significantly reduced before the patent is issued. The scope of our claim coverage can be critical to our ability to enter into licensing transactions with third parties and our right to receive royalties from our collaboration partnerships. Since publication of discoveries in scientific or patent literature often lags behind the date of such discoveries, we cannot be certain that we were the first inventor of inventions covered by our patents or patent applications. In addition, there is no guarantee that we will be the first to file a patent application directed to an invention.

An adverse outcome in any judicial proceeding involving intellectual property, including patents, could subject us to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require us to cease using the technology in dispute. In those instances where we seek an intellectual property license from another, we may not be able to obtain the license on a commercially reasonable basis, if at all, thereby raising concerns on our ability to freely commercialize our technologies or products.

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

The commercial success of our products will depend upon their acceptance by the medical community and third-party payors as clinically useful, cost effective and safe. Any or our drug candidates may prove not to be effective in practice. Our testing and clinical practice may not confirm the safety and efficacy of our product candidates or even if further testing and clinical practice produce positive results, the medical community may view these new forms of treatment as effective and desirable or our efforts to market our new products may fail. Market acceptance depends upon physicians and hospitals obtaining adequate reimbursement rates from third-party payors to make our products commercially viable. Any of these factors could have an adverse effect on our business, financial condition and results of operations.

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

We currently have no sales, marketing or distribution capabilities. We intend to market our products, if and when such products are approved for commercialization by the FDA and foreign regulatory agencies, either directly or through other strategic alliances and distribution arrangements with third parties. If we decide to market our products directly, we will need to commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and with supporting distribution, administration and compliance capabilities. If we rely on third parties with such capabilities to market our products, we will need to establish and maintain partnership arrangements, and there can be no assurance that we will be able to enter into third-party marketing or distribution arrangements on acceptable terms or at all. To the extent that we do enter into such arrangements, we will be dependent on our marketing and distribution partners. In entering into third-party marketing or distribution arrangements, we expect to incur significant additional expenses and there can be no assurance that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance for our products and services.

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

Our success depends significantly on the continued contributions of our executive officers, scientific and technical personnel and consultants, including those retained in the EGEN acquisition, and on our ability to attract additional personnel as we seek to implement our business strategy and develop our product candidates and businesses. Our operations associated with the EGEN acquisition are located in Huntsville, Alabama. Key employees may depart if we fail to successfully manage this additional business location or in relation to any uncertainties or difficulties of integration with Celsion. We cannot guarantee that we will retain key employees to the same extent that we and EGEN retained each of our own employees in the past, which could have a negative impact on our business, results of operations and financial condition. Our integration of EGEN and ability to operate in the fields we acquired from EGEN may be more difficult if we lose key employees. Additionally, during our operating history, we have assigned many essential responsibilities to a relatively small number of individuals. However, as our business and the demands on our key employees expand, we have been, and will continue to be, required to recruit additional qualified employees. The competition for such qualified personnel is intense, and the loss of services of certain key personnel or our inability to attract additional personnel to fill critical positions could adversely affect our business. Further, we do not carry “key man” insurance on any of our personnel. Therefore, loss of the services of key personnel would not be ameliorated by the receipt of the proceeds from such insurance.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. Our January 31, 2013 announcement that the HEAT study failed to meet its primary endpoint has resulted in significant volatility and a steep decline in the price of our common stock, a level of decline that could result in securities litigation. Plaintiffs’ securities litigation firms have publicly announced that they are investigating potential securities fraud claims that they may wish to make against us.  The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospect.  The closing price of our common stock as reported on The NASDAQ Capital Market had a high price of $4.57 and a low price of $2.30 in the 52-week period ended December 31, 2014 and a high price of $3.15 and a low price of $2.20 from January 2, 2015 through March 10, 2015. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 11, 2015, we had 19,984,703 shares of common stock outstanding, all of which shares, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, all of the shares of common stock issuable upon exercise of warrants will be freely tradable without restriction or further registration upon issuance.

Our stockholders may experience significant dilution as a result of future equity offerings or issuances and exercise of outstanding options and warrants.

In order to raise additional capital or pursue strategic transactions, we may in the future offer, issue or sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock, including the issuance of common stock in relation to the achievement, if any, of milestones triggering our payment of earn-out consideration in connection with the EGEN acquisition. Our stockholders may experience significant dilution as a result of future equity offerings or issuances. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders. As of March 10, 2015, we have a significant number of securities convertible into, or allowing the purchase of, our common stock, including 4,169,914 shares of common stock issuable upon exercise of warrants outstanding, 1,751,773 options to purchase shares of our common stock and restricted stock awards outstanding, and 1,922,497 shares of common stock reserved for future issuance under our stock incentive plans. Under the Controlled Equity OfferingSM Sales Agreement entered into with Cantor Fitzgerald & Co. on February 1, 2013, we may offer and sell, from time to time through “at-the-market” offerings, up to an aggregate of $25 million of shares of our common stock. We had only sold $6.8 million under the Sales Agreement as of March 10, 2015.

We may be unable to maintain compliance with The NASDAQ Marketplace Rules which could cause our common stock to be delisted from The NASDAQ Capital Market. This could result in the lack of a market for our common stock, cause a decrease in the value of an investment in us, and adversely affect our business, financial condition and results of operations.

Our common stock is currently listed on The NASDAQ Capital Market. To maintain the listing of our common stock on The NASDAQ Capital Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and stockholders’ equity of at least $2.5 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and a total market value of listed securities of at least $35 million. As of March 10, 2015, the closing sale price of our common stock was $2.76, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors and 10% or more stockholders) was approximately $47.4 million and the total market value of our listed securities was approximately $55.2 million. There is no assurance that we will continue to meet the minimum closing price requirement and other listing requirements. As of December 31, 2014, we had stockholders’ equity of $33.1 million.

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

We currently have significant net operating losses (NOLs) that may be used to offset future taxable income. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. During 2014, 2013 and 2012 we performed analyses to determine if there were changes in ownership, as defined by Section 382 of the Internal Revenue Code that would limit our ability to utilize certain net operating loss and tax credit carry forwards. We determined we experienced an ownership change, as defined by Section 382, in connection with certain common stock offerings on July 25, 2011, February 5, 2013 and on June 3, 2013. As a result, the utilization of our federal tax net operating loss carry forwards generated prior to the ownership changes is limited. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, which would significantly limit our ability to utilize NOLs to offset future taxable income.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.           PROPERTIES

In 2011, we entered into a lease with Brandywine Operating Partnership, L.P. (Brandywine), a Delaware limited partnership for a 10,870 square foot premises located in Lawrenceville, New Jersey.  In October 2011, we relocated our offices to Lawrenceville, New Jersey from Columbia, Maryland.  The lease has a remaining term of 28 months. As required by the lease, we provided Brandywine with an irrevocable and unconditional standby letter of credit for $250,000, which we secured with an escrow deposit at our banking institution of this same amount.  The lease stipulated standby letter of credit will be reduced by $50,000 on each of the 19th, 31st and 43rd months from the initial term, with the remaining $100,000 amount remaining until the term of the lease has expired. In connection with two $50,000 reductions of the standby letter of credit in April 2013 and 2014, we reduced the escrow deposit by $50,000 each time.

In connection with the acquisition of substantially all of the assets of EGEN, Inc., an Alabama corporation, in June 2014, we assumed the existing lease with another landlord for an 11,500 square foot premises located in Huntsville Alabama. This lease has a remaining term of 37 months with monthly rent payments of approximately $23,200.

We believe our existing facilities are suitable and adequate to conduct our business.

ITEM 3.           LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4.           MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for Our Common Stock

Our common stock trades on The NASDAQ Capital Market under the symbol “CLSN”.  The following table sets forth the high and low reported closing sale prices for the periods indicated as adjusted to reflect the 4.5-to-1 reverse stock split of our common stock effective October 28, 2013.

	High	Low
YEAR ENDED DECEMBER 31, 2014
First Quarter (January 1 – March 31, 2014)	$4.57	$3.37
Second Quarter (April 1 – June 30, 2014)	$3.53	$3.03
Third Quarter (July 1 – September 30, 2014)	$3.47	$2.93
Fourth Quarter (October 1 – December 31, 2014)	$2.92	$2.30

YEAR ENDED DECEMBER 31, 2013
First Quarter (January 1 – March 31, 2013)	$42.12	$4.37
Second Quarter (April 1 – June 30, 2013)	$8.42	$3.47
Third Quarter (July 1 – September 30, 2013)	$6.39	$4.91
Fourth Quarter (October 1 – December 31, 2013)	$5.72	$3.55

YEAR ENDED DECEMBER 31, 2012
First Quarter (January 1 – March 31, 2012)	$9.99	$7.38
Second Quarter (April 1 – June 30, 2012)	$14.09	$7.92
Third Quarter (July 1 – September 30, 2012)	$26.55	$12.83
Fourth Quarter (October 1 – December 31, 2012)	$39.74	$19.35

On March 10, 2015, the last reported sale price for our Common Stock on the NASDAQ Capital Market was $2.76. As of March 10, 2015, there were approximately 16,000 stockholders of record of our Common Stock. The actual number of stockholders is greater than this number of record stockholders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of stockholders of record also does not include stockholders whose shares may be held in trust by other entities.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of Celsion under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares the percentage change in the cumulative return to the stockholders of our common stock during the five year period ended December 31, 2014 with the cumulative return the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the same periods.

The graph assumes that $100 was invested on December 31, 2009 in our common stock or an index, and that all dividends were reinvested.  We have not declared nor paid any dividends on our common stock.  Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all of our future earnings for use in the operation of our business and to fund future growth and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable law, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

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

Issuer Purchases of Equity Securities

None.

ITEM 6.           SELECTED FINANCIAL DATA

The selected financial data set forth below is not necessarily indicative of results of future operations and should be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below. All shares and per share data prior to 2014 have been adjusted to reflect the 4.5-to-1 reverse split of our common stock effected as of October 28, 2013.

	Year Ended December 31,
Statement of operations data:	2014	2013	2012	2011	2010
(in thousands, except per share data)

Licensing revenue	$500	$500	$-	$2,000	$-

Research and development expense	14,969	9,364	15,770	19,864	14,714
General and administrative expense	8,861	6,547	6,373	5,155	4,923
Acquisition costs	1,385	–	–	–	–
Total operating expense	25,215	15,911	22,143	25,019	19,637

Operating loss	(24,715)	(15,411)	(22,143)	(23,019)	(19,637)
Other (loss) income	(779)	7,160	(4,426)	(204)	819
Net loss	(25,494)	(8,251)	(26,569)	(23,223)	(18,818)

Non-cash deemed dividend from beneficial conversion feature on convertible preferred stock	–	(4,602)	─	─	─
Net loss attributable to common shareholders	$(25,494)	$(12,853)	$(26,569)	$(23,223)	$(18,818)
Net loss attributable to common shareholders per common share - basic and diluted	$(1.38)	$(0.95)	$(3.44)	$(5.00)	$(6.84)
Weighted average shares used in computing net loss available to common shareholders per common share	18,472	13,541	7,731	4,648	2,750

	As of December 31
Balance sheet data:	2014	2013	2012	2011	2010
(in thousands)

Cash and cash equivalents	$12,687	$5,719	$14,991	$20,145	$1,139
Investment securities, available for sale (including interest receivable on investments)	24,383	37,368	8,104	10,401	396
Working capital (deficit)	27,415	39,091	18,644	25,356	(4,769)
Total assets	66,695	45,671	25,359	32,649	2,525
Common stock warrant liability	275	3	4,284	166	248
Non-current liabilities	23,778	9,476	8,392	303	305
Total liabilities	33,896	14,147	13,397	6,456	7,101
Total stockholders’ equity (deficit)	32,825	31,524	11,962	26,194	(4,576)

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

Overview

Celsion is a fully-integrated oncology drug development company focused on developing a portfolio of innovative cancer treatments, including directed chemotherapies, immunotherapies and RNA- or DNA-based therapies. Our lead program is ThermoDox®, a proprietary heat-activated liposomal encapsulation of doxorubicin, currently in Phase III clinical trial for the treatment of primary liver cancer and a Phase II clinical trial for the treatment of recurrent chest wall breast cancer. Our pipeline also includes GEN-1 (formerly known as EGEN-001), a DNA-based immunotherapy for the localized treatment of ovarian and brain cancers. We have three platform technologies for the development of treatments for those suffering with difficult-to-treat forms of cancer, novel nucleic acid-based immunotherapies and other anti-cancer DNA or RNA therapies, including TheraPlas™ and TheraSilence™. We are working to develop and commercialize more efficient, effective and targeted oncology therapies based on our technologies, with the goal to develop novel therapeutics that maximize efficacy while minimizing side-effects common to cancer treatments.

Significant Events

ThermoDox®

Our lead product ThermoDox® is being evaluated in a Phase III clinical trial, in combination with a standardized radiofrequency ablation (RFA) protocol, for primary liver cancer (the OPTIMA Study) and a Phase II clinical trial for recurrent chest wall breast cancer (the DIGNITY Study). ThermoDox® is a liposomal encapsulation of doxorubicin, an approved and frequently used oncology drug for the treatment of a wide range of cancers.  Localized heat at mild hyperthermia temperatures (greater than 39.5 degrees Celsius) releases the encapsulated doxorubicin from the liposome enabling high concentrations of doxorubicin to be deposited preferentially in and around the targeted tumor.

The HEAT Study. On January 31, 2013, we announced that ThermoDox® in combination with RFA did not meet the primary endpoint of Progression Free Survival (PFS) for the 701 patient clinical trial in patients with primary liver cancer (the HEAT Study). Specifically, we determined, after conferring with the HEAT Study independent Data Monitoring Committee (DMC), that the HEAT Study did not meet the goal of demonstrating persuasive evidence of clinical effectiveness that could form the basis for regulatory approval. In the trial, ThermoDox® was well-tolerated with no unexpected serious adverse events. Following the announcement of the HEAT Study results, we continue to follow patients for overall survival, the secondary endpoint of the HEAT Study, on a quarterly basis. We have conducted a comprehensive analysis of the data from the HEAT Study to assess the future strategic value of ThermoDox®. As part of this analysis, we are also re-evaluating our product pipeline and research and development priorities. In April 2013, we announced the deferral of expenses associated with our Phase II study of ThermoDox® in combination with RFA for the treatment of colorectal liver metastases (the ABLATE Study) until such time as we finalize our plans for the continuation of its development program with ThermoDox® in primary liver cancer, also known as hepatocellular carcinoma (HCC).

The data from the HEAT Study post-hoc analysis suggest that ThermoDox® may substantially improve overall survival, when compared to the control group, in patients if their tumors undergo optimal RFA treatment. Data from six overall survival sweeps have been conducted since the top line PFS data from the HEAT Study were announced in January 2013. The most recent post-hoc analysis data from the HEAT Study announced in February 2015 demonstrate that the patient subgroup in the ThermoDox® arm whose RFA procedure lasted longer than 45 minutes (285 patients or 41% of the study patients), experienced a 59% improvement in overall survival, with a Hazard Ratio of 0.628 (95% CI 0.420 - 0.939) and a P-value of 0.02. This information should be viewed with caution since it is based on a retrospective analysis of a subgroup that has not reached its median point for the overall survival analysis. We may choose to end this analysis of overall survival once the median is reached for both arms of the study.

Data from the HEAT Study post-hoc analysis has been presented at various scientific and medical conferences in 2013 and 2014 by key HEAT Study investigators and leading liver cancer experts. The presentations include:

●	World Conference on Interventional Oncology in May 2013
●	European Conference on Interventional Oncology in June 2013 and April 2014
●	International Liver Cancer Association Annual Conference in September 2013 and 2014
●	American Society of Clinical Oncology 50th Annual Meeting in June 2014

We also completed computational modeling with supplementary preclinical animal studies supporting the relationship between heating duration and clinical outcomes.

The OPTIMA Study. On February 24, 2014, we announced that the U.S. Food and Drug Administration (FDA), after its customary 30 day review period, accepted without comment, subject to compliance with regulatory standards, clearance for our pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox®, our proprietary heat-activated liposomal encapsulation of doxorubicin in combination with RFA in primary liver cancer, also known as HCC (the OPTIMA Study). The OPTIMA Study trial design is based on the comprehensive analysis of data from the HEAT study, which, as described above, demonstrated that treatment with ThermoDox® resulted in a 59% improvement in overall survival in a large number of HCC patients that received an optimized RFA treatment for longer than 45 minutes. We launched the OPTIMA Study in the first half of 2014. The OPTIMA Study is designed with extensive input from globally recognized HCC researchers and clinicians and after formal written consultation with the FDA. The OPTIMA Study is expected to enroll up to 550 patients globally at up to 100 sites in the United States, Europe, China and elsewhere in the Asia Pacific region, and will evaluate ThermoDox® in combination with optimized RFA, which will be standardized to a minimum of 45 minutes across all investigators and clinical sites for treating lesions 3 to 7 centimeters, versus standardized RFA alone. The primary endpoint for the trial is overall survival, and the secondary endpoints for the trial are PFS and Safety. The statistical plan calls for two interim efficacy analyses by an independent DMC.

In addition, we met with the China State Food and Drug Administration (CHINA FDA) in 2014 to discuss the OPTIMA Phase III trial including minimum patient enrollment requirements supporting the registration of ThermoDox® in China. Based on those discussions, we have submitted an application for accelerated approval of the OPTIMA Study in China and we expect to receive CHINA FDA clearance in the first half of 2015. We have filed a request for a Voluntary Harmonization Procedure (VHP) in Europe, which provides for the assessment of multinational clinical trial applications across several European countries, including Germany, Italy and Spain.  Our request for a VHP in Europe was approved on October 23, 2014.

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

The DIGNITY Study. On July 24, 2014, we announced interim data from our ongoing open-label Phase II trial of ThermoDox® in recurrent chest wall (RCW) breast cancer (the DIGNITY Study). The trial is designed to enroll up to 20 patients at several U.S. clinical sites and is evaluating ThermoDox® in combination with mild hyperthermia. Of the 14 patients enrolled and treated, ten were eligible for evaluation of efficacy. Based on data available to date, 60 percent of patients experienced a stabilization of their highly refractory disease with a local response rate of 50 percent observed in the ten evaluable patients, notably three complete responses, two partial responses and one patient with stable disease.

These data are consistent with the combined clinical data from two Phase I trials, our Phase I DIGNITY Study and the Duke University sponsored Phase I trial of ThermoDox® plus hyperthermia in RCW breast cancer in December 2013. The two similarly designed Phase I studies enrolled patients with highly resistant tumors found on the chest wall and who had progressed on previous therapy including chemotherapy, radiation therapy and hormone therapy. There were 29 patients treated in the two trials (eleven patients in our DIGNITY Study and 18 patients in the study sponsored by Duke). Of the 29 patients treated, 23 were eligible for evaluation of efficacy. A local response rate of over 60 percent was reported in 14 of the 23 evaluable patients with five complete responses and nine partial responses.

Breast Cancer Clinical Phase II Clinical Trial - The Euro-DIGNITY Study

The Company anticipates a Phase II study of RadioTherapy (RT), HyperThermia (HT) and ThermoDox® to treat patients with local-regional recurrent chest wall breast cancer will be initiated by six to eight physicians and institutions located in Italy, Israel, the Netherlands, Poland and the Czech Republic (the Euro-DIGNITY Study). The Euro-DIGNITY Study will be Phase II study enrolling up to 100 patients affected by recurrent breast adenocarcinoma on the chest wall with/without nodes over a period of two years.

The primary objectives of the Euro-DIGNITY Study will be (i) to evaluate efficacy in patients after 3 cycles of ThermoDox® plus Hyperthermia measuring tumor diameter as a response to therapy and (ii) to evaluate loco-regional breast tumor control in patients who undergo ThermoDox®/hyperthermia/radiotherapy as measured by target lesion clinical response rate combining a RECIST criteria with digital photography to gauge response.

Secondary objectives of the Euro-DIGNITY Study will be (i) to evaluate the safety of the combination of ThermoDox/Hyperthermia/Radiotherapy among patients with LRR breast cancer, (ii) to evaluate the duration of local control complete response (CR), partial response (PR) and stable disease (SD) following treatment with ThermoDox/Hyperthermia/Radiotherapy up to 24 months among patients with LRR breast cancer and (iii) to assess Patient Reported Quality of Life using the FACT-B and Brief Pain Inventory (BPI) following treatment with ThermoDox/Hyperthermia/Radiotherapy among patients with LRR breast cancer.

Early Access Program for ThermoDox for the Treatment of Patients with RCW Breast Cancer

On January 13, 2015, we entered into an Early Access Agreement with Impatients N.V., a Netherlands company (Impatients), pursuant to which Impatients will develop and execute through its brand myTomorrows an early access program for ThermoDox® in all countries of the European Union territory, Iceland, Liechtenstein, Norway and Switzerland (the Territory) for the treatment of patients with RCW breast cancer. Under the early access program, Impatients will engage in activities to secure authorization, exemption or waiver from regulatory authorities for patient use of ThermoDox® that may otherwise be subject to approvals from such regulatory authorities before the sale and distribution of ThermoDox® in the relevant territories. We will be responsible for the manufacture and supply of quantities of ThermoDox® to Impatients for use in the early access program and Impatients will distribute and sell ThermoDox® pursuant to such authorization, exemptions or waivers.

Under the Early Access Agreement, we granted to Impatients, specifically for the treatment of RCW breast cancer in the Territory, an exclusive, royalty-free right to perform the early access program activities, reference regulatory documentation and approvals that we own, and use our trademarks relating to ThermoDox®. In addition, we granted to Impatients an option to negotiate an exclusive license to distribute ThermoDox ® in the Territory after ThermoDox® receives regulatory approval in a country within the Territory.

In consideration for Impatients’ services to implement the early access program and in the event we receive regulatory authorization to sell, distribute or market ThermoDox® in the Territory, we will be obligated to pay Impatients, subject to a maximum cap, a low single-digit royalty of net sales of ThermoDox® in the countries where such regulatory authorization has been obtained. The Early Access Agreement has a term of five years, with automatic renewals for consecutive two-year periods, unless earlier terminated by either party with notice or in the event of material breach, bankruptcy, or insolvency without notice.

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

Acquisition of EGEN

On June 20, 2014, we completed the acquisition of substantially all of the assets of EGEN, Inc., an Alabama Corporation (EGEN) pursuant to an Asset Purchase Agreement (EGEN Purchase Agreement). CLSN Laboratories, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (CLSN Laboratories), acquired all of EGEN’s right, title and interest in and to substantially all of the assets of EGEN, including cash and cash equivalents, patents, trademarks and other intellectual property rights, clinical data, certain contracts, licenses and permits, equipment, furniture, office equipment, furnishings, supplies and other tangible personal property. In addition, CLSN Laboratories assumed certain specified liabilities of EGEN, including the liabilities arising out of the acquired contracts and other assets relating to periods after the closing date.

The total purchase price for the acquisition is up to $44.4 million, which includes potential future earn-out payments of up to $30.4 million contingent upon achievement of certain milestones set forth in the EGEN Purchase Agreement. At the closing, we paid approximately $3.0 million in cash after the expense adjustment and issued 2,712,188 shares of its common stock to EGEN. The shares of our common stock were issued in a private transaction exempt from registration under the Securities Act of 1933, as amended (the Securities Act), pursuant to Section 4(2) thereof. In addition, 670,070 shares of common stock were held back by us at the closing and are issuable to EGEN on or after August 2, 2016 pending certain potential adjustments for expenses or in relation to EGEN’s indemnification obligations under the EGEN Purchase Agreement.

The Earn-Out Payments of up to $30.4 million will become payable, in cash, shares of Celsion common stock or a combination thereof, at Celsion’s option, as follows:

●	Certain specified development milestones relating to GEN-1 to treat ovarian cancer patients ($12.0 million);

●	Certain specified development milestones relating to GEN-1 to treat GBM cancer patients ($12.0 million); and

●	A self-liquidating payment of 50% of all fees received from the licensing of TherSilence (up to $6.0 million).

Our obligations to make the Earn-Out Payments will terminate on the seventh anniversary of the closing date.

On June 9, 2014, we borrowed an additional $5.0 million pursuant to a certain Loan and Security Agreement dated as of November 25, 2013, by and between Hercules Technology Growth Capital, Inc. and us.  We used the loan proceeds to pay the upfront cash payment to EGEN at closing and certain transaction costs incurred in connection with the acquisition.

In the acquisition, we purchased GEN-1, a DNA-based immunotherapy for the localized treatment of ovarian and brain cancers, and three platform technologies for the development of treatments for those suffering with difficult-to-treat forms of cancer, novel nucleic acid-based immunotherapies and other anti-cancer DNA or RNA therapies, including TheraPlas™ and TheraSilence™. GEN-1 is currently in an early stage of clinical development for the treatment of ovarian cancer, and the delivery technology platforms that we purchased from EGEN are in preclinical stages of development. In February 2015, we announced that the FDA has accepted, without comment, the Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer. The clinical trial will identify a safe, tolerable and potentially therapeutically active dose of GEN-1 while maximizing an immune response. The trial is designed to enroll three to six patients per dose level and will evaluate safety and efficacy and attempt to define an optimal dose to carry forward into a Phase II trial. We expect to initiate enrollment for the trial in the second half of 2015 at five to six U.S. clinical centers.

On October 28, 2014, we presented preclinical data related to TheraSilence™ at the miRNA World Conference Workshop on miRNA Delivery. Preclinical data indicate that in a mouse lung tumor model, intravenous (IV) delivery of RNA inhibiting VEGFR-2, a tumor angiogenesis factor, via the TheraSilence™ delivery system resulted in significant knockdown of VEGFR-2 transcript in lungs, reduction in tumor blood vessel density and inhibition of tumor growth. Preclinical studies also demonstrated the ability of anti-miRNA delivered via the TheraSilence® delivery system to inhibit miRNA-145, which is associated with the pathogenesis of pulmonary arterial hypertension. Systemically administered RNA complexes using the TheraSilence™ delivery system demonstrated a good tolerability profile. We do not expect to realize any revenue from product sales in the next several years, if at all, other than minimal revenue from the sale of reagent products we acquired from EGEN. Further, there can be no assurance that we will be able to develop and maintain a broad range of product candidates.

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

Property and equipment, net	35,000
In-process research and development	25,802,000
Goodwill	1,976,000
Total assets:	27,813,000
Accounts payable and accrued liabilities	(235,000)
Net assets acquired	$27,578,000

The purchase price exceeds the estimated fair value of the net assets acquired by approximately $2.0 million which was recorded as goodwill. Transaction costs associated with the asset acquisition are included in Acquisition Costs in the Consolidated Statement of Operations and totaled $ $1,385,263 from the date of acquisition on June 20, 2014 through December 31, 2014.

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

Funding Overview

Reverse Stock Split

On October 28, 2013, we affected a reverse stock split of our common stock at an exchange ratio of 4.5-to-1 and set the number of authorized shares of common stock outstanding immediately after the split at 75 million shares. As a result of the reverse stock split, every four and a half shares of common stock outstanding immediately prior to the effectiveness of the reverse stock split were combined and converted into one share of common stock immediately thereafter without any change in the per share par value. Our common stock started to trade on the post-split basis at the commencement of trading on October 29, 2013 under a new CUSIP number 15117N404 with the same ticker symbol, CLSN. Unless otherwise expressly stated, the share and per share data in this section and elsewhere in this Annual Report on Form 10-K have been adjusted to reflect the reverse stock split.

Equity and Debt Financings

During 2014 and 2013, we issued a total of 8.0 million shares of common stock, including shares of common stock issued upon conversion of the 15,000.00422 shares of Series A 0% convertible preferred stock, in the following equity transactions described below for an aggregate $46.6 million in gross proceeds. On October 28, 2013, we effected a 4.5-to-1 reverse split of our common stock. Unless otherwise expressly stated, the share and per share data in this section and elsewhere in this Annual Report on Form 10-K have been adjusted to reflect the reverse stock split.

●

On February 1, 2013, we entered into a Controlled Equity OfferingSM Sales Agreement (ATM) with Cantor Fitzgerald & Co., as sales agent, pursuant to which we may offer and sell, from time to time through “at-the-market” offerings, shares of our common stock having an aggregate offering price of up to $25.0 million. From February 1, 2013 through February 25, 2013, we sold and issued an aggregate of 1,195,923 shares of common stock under such agreement for approximately $6.8 million in aggregate gross proceeds.

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

●

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

On June 20, 2014, we completed the acquisition of substantially all of the assets of EGEN. At the closing, we paid approximately $3.0 million in cash and issued 2,712,188 shares of its common stock to EGEN. In addition, 670,070 shares of our common stock were held back by us at the closing and are issuable to EGEN on or after August 2, 2016 pending certain potential adjustments for expenses or in relation to EGEN’s indemnification obligations under the EGEN Purchase Agreement

In addition, we entered into a loan agreement on November 25, 2013 with Hercules Technology Growth Capital, Inc. (Hercules), pursuant to which we may borrow a secured term loan of up to $20 million in multiple tranches (the Hercules Credit Agreement). The loan bears interest at a floating per annum rate equal to the greater of (i) 11.25 percent and (ii) the sum of 11.25 percent plus the prime rate minus 3.25 percent. Payments under the loan agreement are interest only for the first twelve months after loan closing, followed by a 30-month amortization period of principal and interest through the scheduled maturity date. We drew the first tranche of $5 million on November 25, 2013 and may request, subject to Hercules’ consent in its sole discretion, an additional $15 million in up to three advances with each advance in a minimum amount of $5 million before June 30, 2014 unless extended upon Hercules’ consent. We used approximately $4 million of the first tranche to repay the outstanding obligations under a loan agreement with Oxford Finance LLC and Horizon Technology Finance Corporation. On June 9, 2014, we drew down an additional $5 million and used the loan proceeds to pay the upfront cash payment to EGEN at closing of the asset acquisition.

We believe that our cash and investment resources of $37.1 million on hand at December 31, 2014, cupled with our access to the ATM, are sufficient to fund operations through 2016.  However, our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing, progress and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other unforeseen uses of cash. To complete the development and commercialization of our products, we will need to raise substantial amounts of additional capital to fund our operations. We do not have any committed sources of financing and cannot give assurance that alternate funding will be available in a timely manner, on acceptable terms or at all. We may need to pursue dilutive equity financings, such as the issuance of shares of common stock, preferred stock, convertible debt or other convertible or exercisable securities, which financings could dilute the percentage ownership of our current common stockholders and could significantly lower the market value of our common stock.

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

Common Stock Offering

Prior to the closing of the Common Stock Offering on June 3, 2013, there were an insufficient number of authorized shares to complete the transaction.  The investors in the Common Stock Offering also held warrants to purchase common stock of the Company which were issued in connection with previous offerings. Concurrent with the closing of the Common Stock Offering, the institutional investors agreed to waive their rights to exercise these warrants to purchase 1,398,816 shares of common stock of the Company (the Waived Warrants) until the Company has obtained stockholders’ approval to increase the number of its authorized shares of common stock in conjunction with the proposed reverse stock split of its outstanding shares of common stock. At the Company’s 2013 Annual Meeting of Stockholders held on July 19, 2013, the Company’s stockholders voted to approve the proposal to grant discretionary authority to the Board of Directors to amend the Certificate of Incorporation of the Company, as amended, to effect, at any time on or prior to the date of the 2014 Annual Meeting of Stockholders, a reverse stock split at an exchange ratio within the specified range and to set the number of authorized shares effective immediately after the reverse stock split at 75 million shares. On October 28, 2013, the Company effected a 4.5-to-1 reverse stock split of its common stock.

The warrants described above were originally recorded as equity at the fair value on the date of issuance.  In accordance with ASC 815-40, Derivative Instruments and Hedging - Contracts in Entity’s Own Equity, the Waived Warrants were required to be liability classified immediately after the closing of the Common Stock Offering on June 3, 2013 because there were an insufficient number of common shares authorized to permit the full exercise of the warrants.  Therefore on June 3, 2013, the Company reclassified the fair value of the Waived Warrants totaling approximately $9.1 million from equity to a liability.  The Waived Warrants were required to be recorded at fair value at each balance sheet date with changes in fair value recorded in earnings until such time as there were a sufficient number of common shares authorized to permit the full exercise of the warrants.   In connection with the Reverse Stock Split, these warrants were valued as of October 28, 2013, and the Company reclassified the fair value of the Waived Warrants totaling approximately $5.3 million from a liability to equity.

Goodwill and In-Process Research and Development

During 2014, the Company acquired certain assets of EGEN, Inc. As more fully described in Note 5 to our Consolidated Financial Statements, the acquisition was accounted for under the acquisition method of accounting which required the Company to perform an allocation of the purchase price to the assets acquired and liabilities assumed. Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets and liabilities based on their estimated fair values as of the acquisition date.

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

Results of Operations

Comparison of Fiscal Year Ended December 31, 2014 and Fiscal Year Ended December 31, 2013.

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten year term of the agreement; therefore we recognized revenue of $500,000 in each of the years 2014 and 2013.

Research and Development Expenses

Research and development expenses increased by $5.6 million from $9.4 million in 2013 to $15.0 million in 2014.  Costs associated with the HEAT Study decreased to $0.6 million in 2014 compared to $3.7 million in 2013 primarily due to the reduced costs associated with the HEAT Study as we follow patients for overall survival. We incurred costs of $4.8 million related to the initiation of the OPTIMA Study in 2014. Costs associated with our RCW breast cancer clinical trial remained relatively unchanged at $0.4 million in 2014 and 2013. Other clinical costs were $1.8 million in 2014 compared to $1.2 million in 2013. The increase is mostly attributable to an increase in personnel costs and professional fees. Other research and development costs related to preclinical operations and regulatory operations remained relatively unchanged at $1.4 million in 2014 compared to $1.3 million in 2013.  Costs associated with the production of ThermoDox® to support the OPTIMA Study increased to $3.8 million in 2014 compared to $2.8 million incurred in 2013. During the second half of 2014, the Company completed integration of the operations of the business acquired from EGEN, Inc. into our wholly owned subsidiary, CLSN Laboratories. Costs associated with CLSN Laboratories were $2.3 million for the period from the date of acquisition on June 20, 2014 through December 31, 2014.

As we continue to evaluate ThermoDox® in the OPTIMA Study and the DIGNITY Study and plan to initiate the Phase I dose-escalation clinical trial of GEN-1 in the second half of 2015, we expect our research and development costs to increase in 2015 compared to 2014.

General and Administrative Expenses

General and administrative expenses increased by $2.4 million to $8.9 million in 2014 compared to $6.5 million in 2013. This increase is primarily the result of increases in insurance costs of $0.7 million, increases in personnel costs of $1.0 million and increases in legal and professional fees. The increased personnel costs reflect a $0.7 million increase in non-cash stock compensation expense.

Acquisition Costs

Acquisition costs were $1.4 million for 2014. The transaction-related expenses consisted of legal and professional fees related to the June 20, 2014 acquisition of substantially all of the assets of EGEN.

Change in Common Stock Warrant Liability

A warrant liability was incurred as a result of warrants we issued in a public offering in September 2009. The liability associated with these warrants is calculated at its fair market value using the Black-Scholes option-pricing model and is adjusted at the end of each quarter. In addition, in connection with a common stock offering in the second quarter of 2013, the investors in the offering agreed to waive their rights to exercise the warrants to purchase 1,398,816 shares of common stock of the Company until the Company affected a reverse stock split and increased the number of its authorized shares of common stock. During the second quarter of 2013, the Company reclassified the fair value of these warrants totaling $9.1 million from equity to a liability on the date of the closing of the offering on June 3, 2013. Prior to the offering the warrants described above were originally recorded as equity at the fair value on the date of their issuance. In accordance with ASC 815-40, Derivative Instruments and Hedging – Contracts in Entity’s Own Equity, these warrants were required to be classified as liabilities immediately after the closing of the common stock offering on June 3, 2013 because there was an insufficient number of common shares authorized to permit the full exercise of the warrants if they were exercised. Therefore, these warrants are required to be recorded at fair value at each balance sheet date with changes in fair value recorded in earnings. In connection with the reverse stock split the Company affected on October 28, 2013, these warrants were valued as of October 28, 2013, and the Company reclassified the fair value of these warrants totaling approximately $5.3 million from a liability to equity. Furthermore, in connection with the warrants we issued for 97,493 shares of the Company’s common stock in connection with the Hercules Credit Agreement in November 2013 and then with the warrant for the additional 97,493 shares of the Company’s common stock which became available and exercisable at the time of the second $5.0 million tranche in June 2014, we recorded an additional warrant liability of $0.5 million in 2014.

Collectively these warrant liabilities are required to be recorded at fair value at each balance sheet date with changes in fair value recorded in earnings. At December 30, 2014, the fair value of all of these liabilities was $0.3 million and we recorded a non-cash benefit of $0.2 million based on the change in the fair value of the warrants at December 31, 2014. During 2013, the decrease in the fair value of this liability resulted in the Company recording a non-cash benefit of $8.1 million based on the change in the fair value of the warrants at December 31, 2013.

Change in Earn-Out Milestone Liability

The total aggregate purchase price for the acquisition of assets from EGEN Acquisition included potential future earn-out payments contingent upon achievement of certain milestones. The difference between the aggregate $30.4 million in future earn-out payments and the $13.9 million included in the fair value of the acquisition consideration at June 20, 2014 was based on the Company's risk-adjusted assessment of each milestone and utilizing a discount rate based on the estimated time to achieve the milestone. These milestone payments will be fair valued at the end of each quarter and any change in their value will be recognized in the financial statement. As of December 31, 2014, the Company fair valued these milestones at $13.7 million and recognized a gain of $213,949 as a result of the change in the fair value of these milestones from June 30, 2014.

Investment income and interest expense

In connection with its debt facilities the Company incurred $1.3 million and $0.9 million in interest expense in 2014 and 2013, respectively.

Other (expense) income

Other (expense) income for 2014 and 2013 was not significant.

Comparison of Fiscal Year Ended December 31, 2013 and Fiscal Year Ended December 31, 2012.

Licensing Revenue

On January 18, 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable research and development fee of $5 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will continue to be amortized over the 10 year term of the agreement. Therefore we recorded deferred revenue of $500,000 in 2013. We had no licensing revenue in 2012.

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

In April 2013, the Company implemented a restructuring program to lower its operating costs to conserve capital to ensure that our costs are adequately aligned with our resources and business strategy.  The program included elimination of approximately one-third of Celsion’s workforce and the deferral of expenses associated with the ABLATE Study.

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

In connection with the Common Stock Offering in the second quarter of 2013, the investors in the offering agreed to waive their rights to exercise the warrants to purchase 1,398,816 shares of our common stock until the Company had affected a reverse stock split and increased the number of its authorized shares of common stock. During the second quarter of 2013, we reclassified the fair value of these warrants totaling $9.1 million from equity to a liability on the date of the closing of the offering on June 3, 2013. Prior to the offering the warrants described above were originally recorded as equity at the fair value on the date of their issuance.  In accordance with ASC 815-40, Derivative Instruments and Hedging - Contracts in Entity’s Own Equity, these warrants were required to be classified as liabilities immediately after the closing of the common stock offering on June 3, 2013 because there were an insufficient number of common shares authorized to permit the full exercise of the warrants if they were exercised.  Therefore, these warrants are required to be recorded at fair value at each balance sheet date with changes in fair value recorded in earnings. In connection with the reverse stock split we affected on October 28, 2013, these warrants were valued as of October 28, 2013, and we reclassified the fair value of the Waived Warrants totaling approximately $5.3 million from a liability to equity. The change in the fair value of the warrants which were waived from the time they were liability classified to the time they were equity reclassified resulted in a non-cash benefit of $3.8 million in 2013.

Collectively, we recorded a non-cash benefit totaling $8.1 million in 2013 compared to recording a non-cash charge of $4.1 million in 2012.

Investment income and interest expense

Interest expense in 2013 was $0.9 million compared to $0.4 million in 2012. We entered into a $5 million loan facility in June 2012. We repaid this loan facility in full on November 25, 2013 by using proceeds from the first tranche of $5 million we withdrew under the Hercules Credit Agreement entered into on November 25, 2013. Investment income was not significant in 2013 and 2012.

Other (expense) income

Other (expense) income for 2013 and 2012 was not significant.

Financial Condition, Liquidity and Capital Resources

Since inception, excluding the net aggregate payments received from Boston Scientific of $43 million through the divestiture of our medical device business in 2007 (which we received in installments of $13 million in 2007 and $15 million in each of 2008 and 2009), we have incurred significant losses and negative cash flows from operations.  We have financed our operations primarily through the net proceeds we received in this divesture, subsequent sales of equity, credit facilities and amounts received under our product licensing agreement with Yakult and our technology development agreement with Hisun. The process of developing and commercializing ThermoDox®, GEN-1 and other product candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts.  We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future.  Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $195 million at December 31, 2014.

At December 31, 2014, we had total current assets of $37.5 million (including cash, cash equivalents and short term investments and related interest receivable on short term investments of $37.1 million) and current liabilities of $10.1 million, resulting in net working capital of $27.4 million.  At December 31, 2013 we had total current assets of $43.8 million (including cash, cash equivalents and short term investments and related interest receivable on short term investments of $43.1 million) and current liabilities of $4.7 million, resulting in net working capital of $39.1 million.

Net cash used in operating activities for 2014 was $21.4 million.  Our 2014 net loss included $2.6 million in non-cash stock-based compensation expense, a $0.2 million in non-cash benefit based on the change in the common stock warrant liability and a $0.2 million in non-cash benefit based on the change in the earn-out milestone liability.

The $21.4 million net cash used in operating activities was mostly funded from cash and short term investments.  At December 31, 2014, we had cash, cash equivalents and short term investments and related interest receivable on short term investments of $37.1 million.

Net cash provided by financing activities was $18.8 million during the 2014, $13.8 million of which resulted from net proceeds from sale of our common stock in January 2014 and $5.0 million in additional proceeds received from the Hercules Credit Agreement in June 2014.

In February 2013, we entered into a Controlled Equity OfferingSM Sales Agreement (ATM) with Cantor Fitzgerald & Co., as sales agent (Cantor), pursuant to which we may offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (the ATM Shares) pursuant to our previously filed and effective Registration Statement on Form S-3. Under the ATM Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the our common stock or to or through a market maker.  We will pay Cantor a commission of three percent of the aggregate gross proceeds from each sale of ATM Shares. We have sold and issued an aggregate of 1,195,927 shares under the ATM Agreement so far, receiving approximately $6.8 million in net proceeds.

We believe that our cash and investment resources of $37.1 million on hand at December 31, 2014, coupled with our access to the ATM, are sufficient to fund operations through 2016.  However, our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing, progress and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other unforeseen uses of cash.

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

Contractual Obligations

In 2011, we entered into a lease with Brandywine Operating Partnership, L.P. (Brandywine), a Delaware limited partnership for a 10,870 square foot premises located in Lawrenceville, New Jersey.  In October 2011, we relocated our offices to Lawrenceville, New Jersey from Columbia, Maryland.  The lease has a remaining term of 28 months. As required by the lease, we provided Brandywine with an irrevocable and unconditional standby letter of credit for $250,000, which we secured with an escrow deposit at our banking institution of this same amount.  The lease stipulated standby letter of credit will be reduced by $50,000 on each of the 19th, 31st and 43rd months from the initial term, with the remaining $100,000 amount remaining until the term of the lease has expired. In connection with two $50,000 reductions of the standby letter of credit in April 2013 and 2014, we reduced the escrow deposit by $50,000 each time.

In connection with the acquisition of substantially all of the assets of EGEN, Inc., an Alabama corporation, in June 2014, we assumed the existing lease with another landlord for a 11,500 square foot premises located in Huntsville Alabama. This lease has a remaining term of 37 months with monthly rent payments of approximately $23,200.

Following is a summary of the future minimum payments required under leases that have initial or remaining lease terms of one year or more as of December 31, 2014:

For the year ending December 31:	Operating Leases
2015	$570,078
2016	575,513
2017	378,042
2018	23,200
2019 and beyond	—
Total minimum lease payments	$1,546,833

Following is a schedule of future principle payments before debt discount due on the Hercules Credit Agreement:

For the year ending December 31:	Principle Payments

2015	$3,654,231
2016	4,091,595
2017	2,254,174
2018 and thereafter	–
Total	$10,000,000

Off-Balance Sheet Arrangements

We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at December 31, 2014 by an immaterial amount. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments. As of December 31, 2014, our investments consisted of investments in corporate notes and obligations or in money market accounts and checking funds with variable market rates of interest. We believe our credit risk is immaterial.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, supplementary data and report of independent registered public accounting firm are filed as part of this report on pages F-1 through F-34 and incorporated herein by reference.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.          CONTROLS AND PROCEDURES

(a)           Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2014, which is the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework (COSO 2013 Framework).  Based on its evaluation, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2014.

This Annual Report on Form 10-K includes an attestation report of the Company’s independent registered public accounting firm, Stegman & Company, regarding internal control over financial reporting.

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

(c)           Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting in the fiscal quarter ended December 31, 2014, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
2.1*

Asset Purchase Agreement dated as of June 6, 2014, by and between Celsion Corporation and EGEN, Inc, incorporated herein by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2014.

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

4.20

Registration Rights Agreement dated as of June 20, 2014, by and between Celsion Corporation and Egen, Inc., incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2014.

10.1***	Celsion Corporation 2004 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2004.

10.2***	Celsion Corporation 2007 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 23, 2014.

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

10.6***

Form of Stock Option Grant Agreement for Celsion Corporation 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1.6 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2007.

10.7***

Stock Option Agreement effective January 3, 2007, between Celsion Corporation and Michael H. Tardugno, incorporated herein by reference Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on January 3, 2007.

10.8***+	Amended and Restated Employment Agreement, effective December 5, 2014, between Celsion Corporation and Mr. Michael H. Tardugno.

10.9***

Employment Offer Letter, entered into on June 15, 2010, between the Company and Jeffrey W. Church, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 18, 2010.

10.10*

Patent License Agreement between the Company and Duke University dated November 10, 1999, incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1999.

10.11*

License Agreement dated July 18, 2003, between the Company and Duke University, incorporated herein by reference to Exhibit 10.1 to the Registration Statement of the Company (File No. 333-108318) filed on August 28, 2003.

10.12*

Settlement and License Agreement dated February 7, 2007, by and among Celsion Corporation, American Medical Systems and AMS Research Corporation, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2007.

10.13*

Development, Product Supply and Commercialization Agreement, effective December 5, 2008, by and between the Company and Yakult Honsha Co., Ltd., incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2008.

10.14*

The 2nd Amendment To The Development, Product Supply And Commercialization Agreement, effective January 7, 2011, by and between the Company and Yakult Honsha Co., Ltd. incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on January 18, 2011.

10.15

Lease Agreement, executed July 21, 2011, by and between Celsion Corporation and Brandywine Operating Partnership, L.P., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on July 25, 2011.

10.16***

Change in control severance agreement, dated November 29, 2011, by and between Celsion Corporation and Michael H. Tardugno, incorporated herein by reference to Exhibit 10.38 to the Annual Report on Form 10-K/A of the Company for the year ended December 31, 2011.

10.17***

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

10.20*

Technology Development Agreement effective as of May 7, 2012, by and between Celsion Corporation and Zhejiang Hisun Pharmaceutical Co. Ltd., incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2012.

10.21

Loan and Security Agreement, dated June 27, 2012, by and among Celsion Corporation, Oxford Finance LLC, as collateral agent, and the lenders named therein, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2012.

10.22

Controlled Equity OfferingSM Sales Agreement, dated February 1, 2013, by and between Celsion Corporation and Cantor Fitzgerald & Co., incorporated herein by reference to the Current Report on Form 8-K of the Company filed on February 1, 2013.

10.23

Securities Purchase Agreement, dated February 22, 2013, by and among Celsion Corporation and the purchasers named therein, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 26, 2013.

10.24*

Technology Development Contract dated as of January 18, 2013, by and between Celsion Corporation and Zhejiang Hisun Pharmaceutical Co. Ltd., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2013.

10.25+

Loan and Security Agreement dated as of November 25, 2013, by and between Celsion Corporation and Hercules Technology Growth Capital, Inc., incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2014.

10.26

Securities Purchase Agreement dated as of January 15, 2014, by and between Celsion Corporation and the purchasers named therein, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on January 21, 2014.

10.27***+	Employment Offer Letter effective as of June 20, 2014, between the Company and Khursheed Anwer.

21.1+	Subsidiaries of Celsion Corporation

23.1+	Consent of Stegman & Company, independent registered public accounting firm for the Company.

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the audited Consolidated Balance Sheets, (ii) the audited Consolidated Statements of Operations, (iii) the audited Consolidated Statements of Comprehensive Loss, (iv) the audited Consolidated Statements of Cash Flows, (v) the audited Consolidated Statements of Changes in Stockholders’ Equity and (vi) Notes to Consolidated Financial Statements.

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

CELSION CORPORATION
Registrant
March 12, 2015	By:	/s/ MICHAEL H. TARDUGNO
Michael H. Tardugno
Chairman of the Board, President and Chief Executive Officer

March 12, 2015	By:	/s/ JEFFREY W. CHURCH
Jeffrey W. Church
Senior Vice President and Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ MICHAEL H. TARDUGNO	Chairman of the Board, President and Chief Executive	March 12, 2015
(Michael H. Tardugno)	Officer (Principal Executive Officer)

/s/ JEFFREY W. CHURCH	Senior Vice President and Chief Financial	March 12, 2015
(Jeffrey W. Church)	Officer (Principal Financial Officer)

/s/ TIMOTHY J. TUMMINELLO	Controller and Chief Accounting Officer	March 12, 2015
(Timothy J. Tumminello)

/s/ AUGUSTINE CHOW	Director	March 12, 2015
(Augustine Chow, PhD.)

/s/ FREDERICK J. FRITZ	Director	March 12, 2015
(Frederick J. Fritz)

/s/ ROBERT W. HOOPER	Director	March 12, 2015
(Robert W. Hooper)

/s/ ALBERTO R. MARTINEZ	Director	March 12, 2015
(Alberto Martinez, MD)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Celsion Corporation

Lawrenceville, New Jersey

We have audited the accompanying consolidated balance sheets of Celsion Corporation (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, statements of comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celsion Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Celsion Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO).

/s/ Stegman & Company
Baltimore, Maryland
March 12, 2015

CELSION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$12,686,881	$5,718,504
Investment securities – available for sale, at fair value	24,173,406	37,156,381
Accrued interest receivable on investment securities	210,030	212,048
Advances and deposits on clinical programs	200,821	111,635
Other current assets	235,133	563,551
	37,506,271	43,762,119

Property and equipment (at cost, less accumulated depreciation and amortization of $1,633,517 and $1,264,190, respectively)	1,170,497	832,886

Other assets:
In-process research and development	25,801,728	–
Goodwill	1,976,101	–
Security deposit on letter of credit	150,000	200,000
Deferred financing fees	68,049	844,249
Other assets	21,886	31,318
	28,017,764	1,075,567

Total assets	$66,694,532	$45,670,572

See accompanying notes to the financial statements.

CELSION CORPORATION

CONSOLIDATED BALANCE SHEETS

(Continued)

	December 31,
	2014	2013
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable ─ trade	$3,480,225	$1,452,436
Other accrued liabilities	2,456,365	2,707,653
Notes payable - current portion	3,654,231	10,891
Deferred revenue – current portion	500,000	500,000
Total current liabilities	10,090,821	4,670,980

Earn-Out milestone liability	13,663,710	–
Common stock warrant liability	275,008	3,026
Note payable – non-current portion	6,053,065	5,000,000
Deferred revenue – non-current portion	3,500,000	4,000,000
Other liabilities – noncurrent	286,592	472,731
Total liabilities	33,869,196	14,146,737

Commitments and contingencies	─	─

Stockholders’ equity:
Preferred Stock - $0.01 par value (100,000 shares authorized and no shares issued or outstanding at December 31, 2014 and 2013, respectively)	─	─
Common stock - $0.01 par value (75,000,000 shares authorized; 20,097,603 and 13,737,970 shares issued at December 31, 2014 and 2013 and 19,984,203 and 13,604,975 shares outstanding at December 31, 2014 and 2013, respectively)	200,976	137,380
Additional paid-in capital	229,778,703	203,139,142
Accumulated other comprehensive loss	(16,032)	(44,166)
Accumulated deficit	(195,073,702)	(169,287,157)
	34,889,945	33,945,199
Treasury stock, at cost (113,400 and 132,995 shares at December 31, 2014 and 2013, respectively)	(2,064,609)	(2,421,364)
Total stockholders’ equity	32,825,336	31,523,835
Total liabilities and stockholders’ equity	$66,694,532	$45,670,572

See accompanying notes to the financial statements.

CELSION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2014	2013	2012

Licensing revenue	$500,000	$500,000	–

Operating expenses:
Research and development	14,969,382	9,364,228	15,770,166
General and administrative	8,860,549	6,547,257	6,372,551
Acquisition costs	1,385,263	–	–
Total operating expenses	25,215,194	15,911,485	22,142,717

Loss from operations	(24,715,194)	(15,411,485)	(22,142,717)

Other income (expense):
Gain (loss) from valuation of common stock warrant liability	204,279	8,090,636	(4,117,534)
Gain from valuation of earn-out milestone liability	213,949	–	–
Investment income (loss), net	77,194	(12,744)	52,322
Interest expense	(1,326,438)	(915,235)	(359,413)
Other income (expense)	51,937	(2,530)	(1,040)
Total other (expense) income	(779,079)	7,160,127	(4,425,665)

Net loss	(25,494,273)	(8,251,358)	(26,568,382)

Non-cash deemed dividend from beneficial conversion feature on convertible preferred stock	‒	(4,601,410)	‒

Net loss attributable to common shareholders	$(25,494,273)	$(12,852,768)	$(26,568,382)

Net loss per common share – basic and diluted	$(1.38)	$(0.95)	$(3.44)

Weighted average common shares outstanding – basic and diluted	18,472,399	13,540,566	7,730,904

See accompanying notes to the financial statements.

CELSION CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	December 31,
	2014	2013	2012

Net loss	$(25,494,273)	$(8,251,358)	$(26,568,382)

Changes in:
Realized loss on investment securities recognized in investment income, net	24,727	92,364	7,580
Unrealized (loss) gain on investment securities	3,407	(9,923)	142,513
Other comprehensive income	28,134	82,441	150,093

Comprehensive loss	$(25,466,139)	$(8,168,917)	$(26,418,289)

See accompanying notes to the financial statements

CELSION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(25,494,273)	$(8,251,358)	$(26,568,382)
Non-cash items included in net loss:
Depreciation and amortization	369,327	339,229	281,489
Change in fair value of common stock warrant liability	(204,279)	(8,090,636)	4,117,534
Change in fair value of earn-out milestone liability	(213,949)	–	–
Cash received for non-refundable research and development fee	–	5,000,000	–
Deferred revenue	(500,000)	(500,000)	–
Stock based compensation	2,585,132	1,235,437	1,143,764
Shares issued out of treasury	64,483	98,046	107,049
Amortization of deferred finance charges and debt discount associated with note payable	437,994	336,387	43,215
Amortization of patent license fee	7,500	7,500	7,500
Change in deferred rent liability	(24,375)	(18,940)	55,256
Loss realized on sale of investment securities	24,727	92,364	7,580
Net changes in:
Interest receivable on investments	2,018	(146,123)	177,820
Prepaid expenses and other current assets	77,468	(121,235)	585,595
Deposits and other assets	1,932	(116,181)	18,721
Accounts payable	1,764,563	(887,332)	(1,344,379)
Other accrued liabilities	(251,288)	1,497,566	(776,955)
Net cash used in operating activities	(21,353,020)	(9,525,276)	(22,144,193)

Cash flows from investing activities:
Purchases of investment securities	(29,825,918)	(66,323,059)	(16,394,358)
Proceeds from sale and maturity of investment securities	42,812,300	37,194,375	18,478,591
Cash used in acquisition of EGEN, Inc., net of cash received	(2,820,649)	–	–
Refund on security for letter of credit	50,000	50,000	–
Purchases of property and equipment	(672,256)	(57,494)	(613,390)
Net cash provided by (used in) by investing activities	9,543,477	(29,136,178)	1,470,843

Cash flows from financing activities:
Proceeds from sale of preferred stock, net of issuance costs	–	13,616,432	–
Proceeds from sale of common stock equity, net of issuance costs	13,788,811	15,622,955	–
Proceeds from exercise of common stock warrants	–	261,944	10,106,557
Proceeds from exercise of common stock options	–	184,047	697,220
Proceeds from note payable	5,000,000	4,763,803	4,825,494
Principal payments on note payable	(10,891)	(5,060,711)	(110,287)
Net cash provided by financing activities	18,777,920	29,388,470	15,518,984

Increase (decrease) in cash and cash equivalents	6,968,377	(9,272,984)	(5,154,366)
Cash and cash equivalents at beginning of period	5,718,504	14,991,488	20,145,854
Cash and cash equivalents at end of period	$12,686,881	$5,718,504	$14,991,488

Cash paid for:
Interest	$892,600	$637,183	$359,413

Income taxes	$-	$-	$-

See accompanying notes to the financial statements.

CELSION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Common Stock Outstanding			Treasury Stock		Accum.
	Shares	Amount	Additional Paid in Capital	Shares	Amount	Other Compr. Income	Accumulated Deficit	Total

Balance at January 1, 2012	7,374,739	$75,332	$158,887,403	158,384	$(2,884,125)	$(267,700)	$(129,608,341)	$26,193,568
Net loss	-	-	-	-	-	-	(26,568,382)	(26,568,382)
Unrealized gain on investments available for sale	-	-	-	-	-	150,093	-	150,093
Valuation of common stock warrants in connection with notes payable	-	-	73,654	-	-	-	-	73,654
Conversion of common stock warrants	845,526	8,455	10,156,437	-	-	-	-	10,164,892
Stock-based compensation expense	-	-	1,143,764	-	-	-	-	1,143,764
Issuance of restricted stock and option exercise	58,618	586	696,643	-	-	-	-	697,220
Issuance of common stock out of treasury	10,624	-	-	(10,624)	193,614	-	(86,565)	107,049
Balance at December 31, 2012	8,289,507	$84,373	$170,957,891	147,760	$(2,690,511)	$(126,607)	$(156,263,288)	$11,961,858

See accompanying notes to the financial statements.

CELSION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Preferred Stock Outstanding		Common Stock Outstanding		Additional	Treasury Stock		Accum. Other
	Shares	Amount	Shares	Amount	Paid in Capital	Shares	Amount	Compr. Income	Accumulated Deficit	Total
Balance at January 1, 2013			8,289,507	$84,373	$170,957,891	147,760	$(2,690,511)	$(126,607)	$(156,263,288)	$11,961,858
Net loss	-	-	-	-	-	-	-	-	(8,251,358)	(8,251,358)
Preferred stock offering	15,001	150	-	-	18,217,702	-	-	-	-	18,217,852
Non-cash dividend on beneficial conversion feature associated with the preferred stock offering	-	-	-	-	-	-	-	-	(4,601,410)	(4,601,410)
Conversion of preferred stock	(15,001)	(150)	2,682,759	26,828	(26,678)	-	-	-	-	-
Registered Direct and ATM common stock offerings	-	-	2,588,032	25,880	15,598,670	-	-	-	-	15,624,550
Classification of warrants to/from common stock warrant liability, net	-	-	-	-	(3,809,730)	-	-	-	-	(3,809,730)
Conversion of common stock warrants	-	-	18,021	180	261,764	-	-	-	-	261,944
Valuation of common stock warrants in connection with notes payable	-	-	-	-	521,763	-	-	-	-	521,763
Unrealized gain on investments available for sale	-	-	-	-	-	-	-	82,441	-	82,441
Stock-based compensation expense	-	-	-	-	1,235,437	-	-	-	-	1,235,437
Issuance of restricted stock and option exercise	-	-	12,872	129	183,918	-	-	-	-	184,047
Issuance of common stock out of treasury	-	-	14,765	-	-	(14,765)	269,147	-	(171,101)	98,046
Fractional share payment	-	-	(981)	(10)	(1,595)	-	-	-	-	(1,605)
Balance at December 31, 2013	-	$-	13,604,975	$137,380	$203,139,142	132,995	$(2,421,364)	$(44,166)	$(169,287,157)	$31,523,835

See accompanying notes to the financial statements

CELSION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Common Stock Outstanding		Additional	Treasury Stock		Accum. Other
	Shares	Amount	Paid in Capital	Shares	Amount	Compr. Income	Accumulated Deficit	Total

Balance at January 1, 2014	13,604,975	$137,380	$203,139,142	132,995	$(2,421,364)	$(44,166)	$(169,287,157)	$31,523,835
Net loss	-	-	-	-	-	-	(25,494,273)	(25,494,273)
Registered Direct common stock offering	3,603,604	36,036	13,752,775	-	-	-	-	13,788,811
Common stock issued in connection with the acquisition of EGEN, Inc. assets	2,712,188	27,122	10,823,855	-	-	-	-	10,850,977
Valuation of common stock warrants issued in connection with the November 2013 Hercules Loan	-	-	(521,763)	-	-	-	-	(521,763)
Unrealized gain on investments available for sale	-	-	-	-	-	28,134	-	28,134
Stock-based compensation expense	-	-	2,513,042	-	-	-	-	2,513,042
Issuance of restricted stock	43,841	438	71,652	-	-	-	-	72,090
Issuance of common stock out of treasury	19,595	-	-	(19,595)	356,755	-	(292,272)	64,483
Balance at December 31, 2014	19,984,203	$200,976	$229,778,703	113,400	$(2,064,609)	$(16,032)	$(195,073,702)	$32,825,336

See accompanying notes to the financial statements

CELSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Celsion Corporation, a Delaware corporation based in Lawrenceville, New Jersey, and its wholly owned subsidiary, CLSN Laboratories, Inc., also a Delaware corporation, referred to herein as “Celsion”, “we”, or “the Company,” as the context requires, is a fully-integrated oncology drug development company focused on developing a portfolio of innovative cancer treatments, including directed chemotherapies, immunotherapies and RNA- or DNA-based therapies. Our lead program is ThermoDox®, a proprietary heat-activated liposomal encapsulation of doxorubicin, currently in Phase III development for the treatment of primary liver cancer. Our pipeline also includes GEN-1 (formerly known as EGEN-001), a DNA-based immunotherapy for the localized treatment of ovarian and brain cancers. We have three platform technologies for the development of treatments for those suffering with difficult-to-treat forms of cancer, novel nucleic acid-based immunotherapies and other anti-cancer DNA or RNA therapies, including TheraPlas™ and TheraSilence™. We are working to develop and commercialize more efficient, effective and targeted oncology therapies based on our technologies, with the goal to develop novel therapeutics that maximize efficacy while minimizing side-effects common to cancer treatments.

Basis of Presentation

The accompanying consolidated financial statements of Celsion have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and include the accounts of the Company and CLSN Laboratories, Inc.  All intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amount reported in the Company’s financial statements and accompanying notes.  Actual results could differ materially from these estimates.

Events and conditions arising subsequent to the most recent balance sheet date have been evaluated for their possible impact on the financial statements and accompanying notes.   No events and conditions would give rise to any information that required accounting recognition or disclosure in the financial statements other than those arising in the ordinary course of business.  See Note 18 for a summary of subsequent events.

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the related assets, ranging from three to seven years, using the straight-line method. Major renewals and improvements are capitalized at cost and ordinary repairs and maintenance are charged against operating expenses as incurred. Depreciation expense was approximately $369,000, $339,000 and $281,500 for years ended December 31, 2014, 2013 and 2012, respectively.

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

Goodwill and In-Process Research and Development

During 2014, the Company acquired certain assets of EGEN, Inc. As more fully described in Note 5, the acquisition was accounted for under the acquisition method of accounting which required the Company to perform an allocation of the purchase price to the assets acquired and liabilities assumed. Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets and liabilities based on their estimated fair values as of the acquisition date.

Patent Licenses

The Company has purchased several licenses for rights to patented technologies. Patent license costs of $63,125 have been capitalized and are amortized on a straight-line basis over the estimated life of the related patent. As of December 31, 2014, the total accumulated amortization expense is $41,500. The weighted-average amortization period for these assets is 10 years.

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

For the years ended December 31, 2014, 2013 and 2012, outstanding equity awards of 1,751,773, 863,462 and 729,825 shares, respectively, and warrants outstanding to purchase 5,069,815, 3,170,520 and 1,747,478 shares, respectively, were considered anti-dilutive and therefore were not included in the calculation of diluted shares.

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

2. FINANCIAL CONDITION

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the Food and Drug Administration. The Company believes these expenditures are essential for the commercialization of its technologies. As a result of these expenditures, as well as general and administrative expenses, the Company has an accumulated deficit of $195 million as of December 31, 2014.

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

3. SHORT TERM INVESTMENTS AVAILABLE FOR SALE

Short term investments available for sale of $24,173,406 and $37,156,381 as of December 31, 2014 and 2013, respectively, consist of money market funds, commercial paper, corporate debt securities, and government agency debt securities. They are valued at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in Accumulated Other Comprehensive Income.

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

A summary of the cost, fair value and maturities of the Company’s short-term investments is as follows:

	December 31, 2014		December 31, 2013
	Cost	Fair Value	Cost	Fair Value
Short-term investments
Certificate of deposit	$5,000,000	$4,996,568	$3,840,000	$3,835,083
Bonds- corporate issuances	19,189,438	19,176,838	33,360,576	33,321,298
Total short-term investments	$24,189,438	$24,173,406	$37,200,576	$37,156,381

	December 31, 2014		December 31, 2013
	Cost	Fair Value	Cost	Fair Value

Short-term investment maturities
Within 3 months	$16,881,490	$16,872,158	$7,799,032	$7,797,689
Between 3-12 months	7,307,948	7,301,248	29,401,544	29,358,692
Total	$24,189,438	$24,173,406	$37,200,576	$37,156,381

Investment income, which includes net realized losses on sales of available for sale securities and investment income interest and dividends, is summarized as follows:

	2014	2013	2012

Interest and dividends accrued and paid	$1,015,182	$748,947	$712,947
Accretion of investment premium	(913,261)	(669,344)	(652,960)
Losses on investment maturity and sales, net	(24,727)	(92,346)	(7,580)
	$77,194	$(12,744)	$52,322

In 2009, the Company recorded an equity investment of approximately $108,000 for stock received as settlement of a transition agreement the Company previously entered into. The $108,000 asset value reflected the estimated net realizable value of 903,112 shares of Medifocus Inc. at the time of settlement. As of December 31, 2011, this entire amount had been reduced to $0 and was charged as an unrealized loss in other comprehensive loss. During the fourth quarter of 2012, the Company sold this stock for approximately $138,000, thereby recording a realized gain of approximately $30,000 in investment income and reversing the cumulative unrealized loss of $108,000 in other comprehensive loss.

The following table shows the Company’s investment securities gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014 and 2013. The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	December 31, 2014		December 31, 2013
Description of Securities	Fair Value	Unrealized Holding Gains (Losses)	Fair Value	Unrealized Holding Gains (Losses)

Available for Sale (all unrealized holding gains and losses are less than 12 months at date of measurement)
Short-term investments with unrealized gains	–	–	$6,650,095	$1,907
Short-term investments with unrealized losses	24,173,406	(16,032)	30,506,286	(46,073)
Total	$24,173,406	$(16,032)	$37,156,381	$(44,166)

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

Cash and cash equivalents, other current assets, accounts payable and other accrued liabilities are reflected in the balance sheet at their estimated fair values primarily due to their short-term nature. There were no transfers of assets of liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during 2014 except for the change in the fair market value of the warrant liability and the change in the earn-out milestone liability were included in earnings.

Assets and liabilities measured at fair value are summarized below:

	Total Fair Value on the Balance Sheet	Quoted Prices In Active Markets For Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Recurring items as of December 31, 2014
Short-term investments available for sale	$24,173,406	$24,173,406	─	─

Non-recurring items as of December 31, 2014
In-process research and development (Note 5)	$25,801,728	─	─	$25,801,728

Goodwill (Note 5)	$1,976,101	─	─	$1,976,101

Recurring items as of December 31, 2013
Short-term investments available for sale	$37,156,381	$37,156,381	─	─

Liabilities:
Recurring items as of December 31, 2014
Common stock warrant liability (Note 13)	$275,008	─	─	$275,008

Earn-out milestone liability (Note 12)	$13,663,710	─	─	$13,663,710

As of December 31, 2013
Common stock warrant liability (Note 13)	$3,026	─	─	$3,026

5. ACQUISITION OF EGEN, INC.

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

The total aggregate purchase price for the acquisition is up to $44.4 million, which includes potential future payments of up to $30.4 million contingent upon achievement of certain milestones set forth in the EGEN Purchase Agreement (Earn-Out Payments). At the closing, Celsion paid approximately $3.0 million in cash after expense adjustment and issued 2,712,188 shares of its common stock to EGEN. The shares of Celsion’s common stock were issued in a private transaction exempt from registration under the Securities Act of 1933, as amended (the Securities Act), pursuant to Section 4(2) thereof. In addition, 670,070 shares of Celsion common stock are issuable to EGEN on or after August 2, 2016 pending satisfactory resolution of any post-closing adjustments of expenses and EGEN’s indemnification obligations under the EGEN Purchase Agreement (Holdback Shares). A Registration Statement (File No. 333-198786) was filed on September 16, 2014 and declared effective on September 30, 2014 for the resale of the shares of common stock issued and issuable to EGEN under the EGEN Purchase Agreement.

The Earn-Out Payments of up to $30.4 million will become payable, in cash, shares of Celsion common stock or a combination thereof, at Celsion’s option, as follows:

●	Certain specified development milestones relating to GEN-1 to treat ovarian cancer patients ($12.0 million);

●	Certain specified development milestones relating to GEN-1 to treat GBM cancer patients ($12.0 million); and

●	A self-liquidating payment of 50% of all fees received from the licensing of TherSilence (up to $6.0 million).

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

The acquisition of EGEN was accounted for under the acquisition method of accounting which required the Company to perform an allocation of the purchase price to the assets acquired and liabilities assumed. The fair value of the consideration transferred for the acquisition is approximately $27.6 million determined as follows:

Consideration Paid at Closing
Cash, net of cash acquired	$2,821,000
Celsion common stock (2,712,188 shares valued at $3.48 which was the last closing price of our common stock at the time of closing the transaction on June 20, 2014)	9,438,000

Future Consideration
Holdback Shares (670,070 shares of Celsion common stock which were discounted by 38% to reflect the cost of the restriction)	1,441,000
Earn-Out Payments (at fair value*)	13,878,000

Total fair value of consideration	$27,578,000

*   The total aggregate purchase price for the Egen Acquisition included potential future Earn-Out Payments contingent upon achievement of certain milestones. The difference between the aggregate $30.4 million in future Earn-Out Payments and the $13.9 million included in the fair value of the acquisition consideration at June 20, 2014 was based on the Company's risk-adjusted assessment of each milestone and utilizing a discount rate based on the estimated time to achieve the milestone. These milestone payments will be fair valued at the end of each quarter and any change in their value will be recognized in the financial statement. As of December 31, 2014, the Company fair valued these milestones at $13.7 million and recognized a gain of $231,949 as a result of the change in the fair value of these milestones from June 30, 2014.

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

Property and equipment, net	35,000
In-process research and development	25,802,000
Goodwill	1,976,000
Total assets:	27,813,000
Accounts payable and accrued liabilities	(235,000)
Net assets acquired	$27,578,000

The preliminary purchase price exceeds the estimated fair value of the net assets acquired by approximately $2.0 million which was recorded as goodwill. Transaction costs associated with the acquisition of assets from EGEN are included in Acquisition Costs in the Condensed Consolidated Statement of Operations and totaled $1,385,263 from the date of acquisition on June 20, 2014 through December 31, 2014.

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

As of the closing of the acquisition, the IPR&D is considered indefinite lived intangible assets and will not be amortized. IPR&D will be reviewed for possible impairment on an annual basis by each year end or more frequently if events are indicative of impairment.

Pro Forma Information

The following unaudited pro forma information presents our condensed results of operations as if the acquisition of EGEN had occurred on January 1, 2013:

	Year ended December 31,
	2014	2013
Revenues	$500,000	$627,628
Loss from operations	(24,898,725)	(18,247,339)
Net loss applicable to common shareholders	(25,662,572)	(15,952,832)

The above unaudited pro forma condensed consolidated financial information is presented for illustrative purposes only. It is not necessarily indicative of what the results of operations actually would have been had the acquisition been completed on the date indicated. In addition, it does not purport to project the future operating results of the combined entity.

The operations of EGEN are included with our operations from the period of closing of the acquisition on June 20, 2014 to the end of 2014. The Company’s Statement of Operations included $2,297,000 of operating expenses related to the operations of the acquired business for the period from the date of acquisition (June 20, 2014) through December 31, 2014.

6. PROPERTY AND EQUIPMENT:

	December 31, 2014	December 31, 2013
Machinery and equipment (5-7 year life)	$2,298,516	$1,674,206
Furniture and fixtures (3-5 year life)	235,679	153,051
Leasehold improvements (5-7 year life)	269,819	269,819
	2,804,014	2,097,076
Less accumulated depreciation and amortization	(1,633,517)	(1,264,190)
Total	$1,170,497	$832,886

7. OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, 2014 and 2013 include the following:

	December 31, 2014	December 31, 2013
Amounts due to Contract Research Organizations and other contractual agreements	$857,730	$1,711,934
Accrued payroll and related benefits	961,440	900,434
Accrued professional fees	502,300	63,500
Accrued interest on notes payable	96,875	–
Other	38,020	31,785
Total	$2,456,365	$2,707,653

8. NOTES PAYABLE

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

For the year ended December 31, 2014, the Company incurred $892,188 in interest expense and amortized $433,839 as interest expense for deferred fees, debt discount and end of term charges in connection with the Hercules Credit Agreement.

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

Following is a schedule of future principle payments before debt discount due on the Hercules Credit Agreement:

For the year ending December 31,

2015	$3,654,231
2016	4,091,595
2017	2,254,174
2018 and thereafter	–
Total	$10,000,000

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

Capital Lease

In November 2011, the Company financed $144,448 of lab equipment through a capital lease.  This lease obligation had thirty monthly payments of $5,651 through February 2014.  During 2014, the Company made principal and interest payments totaling $11,303 to satisfy the remaining obligation under this capital lease.

9. INCOME TAXES

A reconciliation of the Company’s statutory tax rate to the effective rate for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012

Federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal tax benefit	5.5	5.9	5.9
Recapture of alternative minimum tax	–	–	–
Valuation allowance	(39.5)	(39.9)	(39.9)

Effective tax rate	–%	–%	–%

The components of the Company’s deferred tax asset as of December 31, 2014 and 2013 are as follows:

	December 31,
In thousands	2014	2013

Net operating loss carry forwards	$61,536	$53,423
Compensation expense related to employee stock options	4,235	3,310
Subtotal	65,771	56,733
Valuation allowance	(65,771)	(56,733)
Total deferred tax asset	$-	$-

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

Following is a schedule of net operating loss carry forwards and their year of expiration:

Approximate Amount of Unused Operating Loss Carry Forwards (in $000s)	Expiration During Year Ended
$5,003	2022
2,292	2023
15,655	2024
8,174	2025
7,367	2026
10,716	2028
14,300	2029
18,045	2030
21,386	2031
20,558	2032
10,319	2033
21,896	2034
$155,711

During 2014, 2013 and 2012 the Company performed analyses to determine if there were changes in ownership, as defined by Section 382 of the Internal Revenue Code that would limit its ability to utilize certain net operating loss and tax credit carry forwards. The Company determined that it experienced an ownership change, as defined by Section 382, in connection with certain common stock offerings on July 25, 2011, February 5, 2013 and on June 3, 2013. As a result, the utilization of the Company's federal tax net operating loss carry forwards generated prior to the ownership changes are limited. As of December 31, 2013, the Company has net operating loss carry forwards for U.S. federal and state tax purposes of approximately $156 million, before excluding net operating losses that have been limited as a result of Section 382 limitations. The annual limitation due to Section 382 for net operating loss carry forward utilization is approximately $4.9 million per year for approximately $90 million in net operating loss carry forwards existing at the ownership change occurring on July 25, 2011, approximately $1.4 million per year for approximately $34 million of additional net operating losses occurring from July 2011 to the ownership change that occurred on February 5, 2013 and approximately $1.5 million per year for approximately $34 million of additional net operating losses occurring from February 5, 2013 to the ownership change that occurred on June 3, 2013. The utilization of these net operating loss carry forwards may be further limited if the Company experiences future ownership changes as defined in Section 382 of the Internal Revenue Code.

10. STOCKHOLDERS’ EQUITY

In August 2012, the Company filed with the Securities and Exchange Commission a $75 million shelf registration statement on Form S-3 that allowed the Company to issue any combination of common stock, preferred stock or warrants to purchase common stock or preferred stock.  This shelf registration was declared effective on September 14, 2012.

During 2013, we received approximately $0.4 million of gross proceeds from the exercise of warrants and stock options to purchase approximately 30,893 shares of the Company’s common stock. During 2012, we received approximately $10.8 million of gross proceeds from the exercise of warrants and stock options to purchase approximately 904,144 shares of the Company’s common stock. We did not have any warrant nor option exercises in 2014.

January 2014 Common Stock Offering

On January 15, 2014, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company sold, in a registered offering, an aggregate of 3,603,604 shares of its common stock, par value $0.01 per share, and warrants to purchase up to 1,801,802 shares of Common Stock, for an aggregate purchase price of approximately $15 million (the January 2014 Common Stock Offering). The shares of common stock and warrants were sold in units, with each unit consisting of one share of common stock, a Series A warrant to purchase 0.25 share of common stock and a Series B warrant to purchase 0.25 share of common stock. Each unit was sold at a purchase price of $4.1625. Each Series A warrant will be exercisable at any time on or after its issuance date and until the five-year anniversary of the issuance date. Each Series B warrant will be exercisable at any time on or after its issuance date and until the one-year anniversary of the issuance date. Each warrant has an exercise price of $4.10 per share. Under the purchase agreement, the Company was prohibited, for a period of nine months after the closing, from effecting or entering into an agreement to issue common stock or any other securities that are at any time convertible into, or exercisable or exchangeable for, or otherwise entitle the holder thereof to receive, common stock to the extent such issuance or sale involves certain variable conversion, exercise or exchange prices or such agreement provides for sale of securities at a price to be determined in the future.

Shares issued in acquisition of EGEN, Inc.

As more fully discussed in Note 5, the Company issued 2,712,188 shares of its common stock to the shareholders of EGEN, Inc. to acquire certain assets of EGEN. The shares of Celsion’s common stock were issued in a private transaction exempt from registration under the Securities Act of 1933, as amended (the Securities Act), pursuant to Section 4(2) thereof. In addition, 670,070 shares of Celsion common stock are issuable to EGEN shareholders on or after August 2, 2016 pending satisfactory resolution of any post-closing adjustments of expenses and EGEN’s indemnification obligations under the EGEN Purchase Agreement (Holdback Shares). The common stock issued and issuable to EGEN pursuant to the Asset Purchase Agreement were filed pursuant to Rule 415 under the Securities Act of 1933 on the Prospectus for Registration Statement No. 333-198786 and was declared effective on September 30, 2014.

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

Assumptions used in the valuation of the warrants issued in the February 2013 Preferred Stock Offering were as follows:

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

Prior to the closing of the Common Stock Offering, there were an insufficient number of authorized shares to complete the transaction.  The investors in the Common Stock Offering also held warrants to purchase common stock of the Company which were issued in connection with previous offerings. Concurrent with the closing of the Common Stock Offering, the institutional investors agreed to waive their rights to exercise these warrants to purchase 1,398,816 shares of common stock of the Company (the “Waived Warrants”) until the Company has obtained stockholders’ approval to increase the number of its authorized shares of common stock in conjunction with the proposed reverse stock split of its outstanding shares of common stock. At the Company’s 2013 Annual Meeting of Stockholders held on July 19, 2013, the Company’s stockholders voted to approve the proposal to grant discretionary authority to the Board of Directors to amend the Certificate of Incorporation of the Company, as amended, to effect, at any time on or prior to the date of the 2014 Annual Meeting of Stockholders, a reverse stock split at an exchange ratio within the specified range and to set the number of authorized shares effective immediately after the reverse stock split at 75 million shares. On October 28, 2013, the Company announced that it affected a 1-for-4.5 reverse stock split of its common stock. See Reverse Stock Split below for further information.

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

Assumptions used in the valuation of the Waived Warrants associated with the June 3, 2013 Common Stock Offering were as follows:

	June 3, 2013			October 28, 2013

Risk-free interest rate	0.50	-	1.03%	0.59	-	1.31%
Expected volatility	102.9	-	110.9%	105.1	-	111.8%
Expected life (in years)	3.1	-	4.7%	2.7	-	4.3%
Expected forfeiture rate		0.0%			0.0%
Expected dividend yield		0.00%			0.00%

Reverse Stock Split

On October 28, 2013, the Company affected a 1-for-4.5 reverse stock split of its common stock which was made effective for trading purposes as of the commencement of trading on October 29, 2013. As of that date, each 9 shares of issued and outstanding common stock and equivalents were consolidated into 2 shares of common stock. In addition, at the market open on October 29, 2013, the Company’s common stock started trading under a new CUSIP number 15117N404 although the Company’s ticker symbol, CLSN, remained unchanged.

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

2004 Stock Incentive Plan

In 2004, the Board of Directors adopted a stock plan for directors, officers and employees (the “2004 Plan”) under which 148,148 shares were reserved for future issuance. The plan provides for stock instruments to be issued enabling the holder thereof to acquire Common stock of the Company at prices determined by the Company’s Board of Directors. The purpose of the 2004 Plan was to promote the long-term growth and financial success of the Company and enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The 2004 Plan permitted the granting of awards in the form of incentive stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, and performance awards, or in any combination of the foregoing. The 2004 Plan terminated in 2014, 10 years from the date of the Plan’s adoption by the Company’s stockholders.

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

The Company has issued stock awards to employees, directors and vendors out of the stock option plans. Options and are generally granted at market value on the date of the grant.

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

During the year ended December 31, 2014, 2013 and 2012, 1,040,950, 187,888 and 148,553 equity awards, respectively, were granted under the 2007 Plan. During 2014, 2013 and 2012, a total of 131,850, 41,379 and 66,019 equity awards, respectively, were canceled or expired under the plans collectively.  During 2014, 2013 and 2012, 21,341, 12,873 and 56,710 shares of the Company’s common stock were issued collectively as a result of either options being exercised or restricted stock awards vesting.

In 2007 an option to purchase 95,555 shares of the Company's common stock was issued to the Company's Chief Executive Officer. This option vested in equal installments over four years and was separately registered with the Securities and Exchange Commission (the "SEC") and was not issued under any of the Employee Stock Incentive Plans.

Collectively, for all the stock option plans as of December 31, 2014, there were a total of 3,674,270 shares reserved, which were comprised of 1,751,773 equity awards granted and 1,922,497 equity awards available for future issuance.

Total compensation cost charged related to employee stock options and non-vested restricted stock awards amounted to $2.6 million, $1.2 million and $1.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.  No compensation cost related to share-based payments arrangements was capitalized as part of the cost of any asset at these same periods. As of December 31, 2014, there was $1.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.6 years. The weighted average grant-date fair values of the equity awards granted during the years ended December 31, 2014, 2013 and 2012 were $3.18, $3.40 and $7.28, respectively.

Equity Awards Issued to Consultants for Services

The Company periodically issues equity awards to consultants in exchange for services provided. The fair value of options granted is measured in accordance with ASC 718, Compensation – Stock Compensation, using the Black-Scholes option pricing model and recorded as an expense in the period in which such services are received. Generally, the terms of these plans require that the exercise price of such awards may not be less than the fair market value of the Company’s Common Stock on the date the equity awards are granted. Consultant equity awards generally vest over various time frames or upon milestone accomplishments. Some vest immediately upon issuance. The equity awards generally expire within 10 years from the date of grant.  There were 5,555 and 5,387 awards issued to consultants during the years ended December 31, 2013 and 2012, respectively. No awards were granted to consultants during the year ended December 31, 2014.

A summary of stock option awards as of December 31, 2014 and changes during the three years ended December 31, 2014, is presented below:

Stock Options	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	691,809	$16.88
Granted	145,611	10.08
Exercised	(47,575)	14.67
Canceled or expired	(64,316)	29.43
Outstanding at December 31, 2012	725,529	$14.63
Granted	187,777	4.39
Exercised	(12,429)	14.67
Canceled or expired	(38,972)	16.79
Outstanding at December 31, 2013	861,905	$12.29
Granted	1,014,700	3.53
Exercised	–	–
Canceled or expired	(131,850)	19.05
Outstanding at December 31, 2014	1,744,755	7.20	7.5	$-

Exercisable at December 31, 2014	990,936	$9.71	6.1	$-

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2014 and changes during the three years ended December 31, 2014, is presented below:

Restricted Stock	Number Outstanding	Weighted Average Exercise Price
Non-vested stock awards outstanding at January 1, 2012	12,193	$14.22
Granted	2,942	16.47
Vested and issued	(9,135)	15.17
Forfeited	(1,703)	12.56
Non-vested stock awards outstanding at December 31, 2012	4,297	$14.63
Granted	111	5.36
Vested and issued	(444)	8.40
Forfeited	(1,855)	15.69
Non-vested stock awards outstanding at December 31, 2013	2,109	$14.13
Granted	26,250	3.46
Vested and issued	(21,341)	4.77
Forfeited	–	–
Non-vested stock awards outstanding at December 31, 2014	7,018	$3.32

A summary of stock options outstanding at December 31, 2014 by price range is as follows:

			Options Outstanding			Options Exercisable
		Range of Exercise Prices	Number	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price

$ 2.00	-	$3.99	956,700	9.4	$3.53	293,266	9.4	$3.54	$
$ 4.00	-	$8.99	185,778	7.6	$4.46	131,044	7.2	$4.41
$ 9.00	-	$13.49	434,445	4.9	$11.12	401,461	4.7	$11.25
$ 13.50	-	$31.49	165,870	3.4	$20.81	163,203	3.3	$20.80
Above $31.50			1,962	0.5	$38.07	1,962	0.5	$38.09
			1,744,755			990,936

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

	Year Ended December 31,
	2014			2013			2012
Risk-free interest rate	2.31	to	2.75%	0.85	to	1.19%	1.09	to	2.97%
Expected volatility	94.3	-	100.7%	83.4	-	97.9%	80.8	-	82.3%
Expected life (in years)		10		5.25	to	6.00	5.00	to	6.25
Expected forfeiture rate		10%		5.0	to	7.5%		7.5%
Expected dividend yield		0.0%			0.0%			0.0%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. The risk free interest rate is derived from values assigned to U.S. Treasury strips as published in the Wall Street Journal in effect at the time of grant. The model incorporates exercise, pre-vesting and post-vesting forfeiture assumptions based on analysis of historical data. The expected life of the fiscal 2014, 2013 and 2012 grants was generated using the simplified method as allowed under Securities and Exchange Commission Staff Accounting Bulletin No. 107.

12. EARN-OUT MILESTONE LIABILIITY

The total aggregate purchase price for the Egen Acquisition included potential future Earn-Out Payments contingent upon achievement of certain milestones. The difference between the aggregate $30.4 million in future Earn-Out Payments and the $13.9 million included in the fair value of the acquisition consideration at June 20, 2014 was based on the Company's risk-adjusted assessment of each milestone (10% to 67%) and utilizing a discount rate based on the estimated time to achieve the milestone (1.5 to 7.0 years). The earn-out milestone liability will be fair valued at the end of each quarter and any change in their value will be recognized in the financial statements. As of December 31, 2014, the Company fair valued the earn-out milestone liability at $13.7 million and recognized a gain of $231,949 as a result of the change in the fair value of earn-out milestone liability from June 30, 2014. The fair value of the earn-out milestone liability at December 31, 2014 was based on the Company's risk-adjusted assessment of each milestone (10% to 67%) and utilizing a discount rate based on the estimated time to achieve the milestone (1.2 to 6.5 years).

The following is a summary of the changes in the earn-out milestone liability for 2014:

Balance at January 1, 2014	–
Fair value of Earn-Out Payments at date of EGEN Purchase Agreement (Note 5)	13,878,204
Gain from the adjustment for the change in fair value included in net income	(213,494)
Balance at December 31, 2014	$13,663,710

13. WARRANTS

As more fully described in Note 10, the Company completed a series of equity financing transactions in 2014 and 2013 that included the issuance of warrants to purchase 1,801,802 and 1,341,382 shares, respectively, of the Company’s common stock. In connection with the Hercules Credit Agreement and the Horizon & Oxford Credit Agreement the Company entered into in November 2013 and June 2012 as more fully described in Note 8, the Company issued warrants to purchase 194,986 and 11,415 shares, respectively, of the Company’s common stock. During 2013 and 2012, the Company received gross proceeds of approximately $0.3 million and $10.1 million, respectively, from the exercise of warrants to purchase 15,833 and 847,715 shares of common stock, respectively. No warrants were exercised during 2014.

Following is a summary of all warrant activity for the three years ended December 31, 2014:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price
Warrants outstanding at January 1, 2012	2,583,778	$14,18
Warrants issued in connection with the Oxford & Horizon Credit Agreement as more fully described in Note 8	11,415	13.14
Warrants exercised for common stock in 2012	(847,715)	12.11
Warrants outstanding at December 31, 2012	1,747,478	$15.17

Warrants issued in connection with 2013 equity transactions	1,341,382	5.31
Warrants issued in connection with the Hercules Credit Agreement (November 2013 tranche) as more fully described in Note 8	97,493	3.59
Warrants exercised for common stock in 2013	(15,833)	14.63
Warrants outstanding at December 31, 2013	3,170,520	$10.65

Warrants issued in connection with the January 2014 equity transaction	1,801,802	4.10
Warrants issued in connection with the Hercules Credit Agreement (June 2014 tranche) as more fully described in Note 8	97,493	3.59
Warrants outstanding at December 31, 2014	5,069,815	$8.18

Aggregate intrinsic value of outstanding warrants at December 31, 2014	–

Weighted average remaining contractual terms (years)	2.4

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

As more fully described in Note 10, concurrent with the closing of the Common Stock Offering, the investors in this offering agreed to waive their rights to exercise the Waived Warrants to purchase 1,398,816 shares of common stock of the Company until the Company has obtained stockholders’ approval of increasing the number of its authorized shares of common stock in conjunction with the proposed reverse stock split of its outstanding shares of common stock. In accordance with ASC 815-40, Derivative Instruments and Hedging - Contracts in Entity’s Own Equity, the Waived Warrants were required to be classified as liabilities immediately after the closing of the Common Stock Offering on June 3, 2013 because there were an insufficient number of common shares authorized to permit the full exercise of the Waived Warrants if they were exercised.  Therefore, the Company had reclassified the fair value of the Waived Warrants totaling approximately $9.1 million from equity to a liability as of June 3, 2013.  The Waived Warrants were required to be recorded at fair value at each balance sheet date with changes in fair value recorded in earnings until such time as there are a sufficient number of common shares authorized to permit the full exercise of the warrants.   In connection with the Reverse Stock Split, these warrants were valued as of October 28, 2013 and the Company reclassified the fair value of the Waived Warrants totaling approximately $5.3 million from a liability to equity.

As of December 31, 2014 and 2013, the Company recorded a common stock warrant liability of $275,008 and $3,026 million respectively. The fair value of the warrants associated with the September 2009 registered direct offering and the warrants associated with the Hercules loan as more fully described in Note 8 at December 31, 2014, 2013 and 2012 was calculated using the Black-Scholes option-pricing model with the following assumptions:

	December 31,
	2014	2013	2012
Risk-free interest rate	0.04 - 1.66%	0.13%	0.73%
Expected volatility	40.9- 98.35%	64.74%	92.02%
Expected life (in years)	0.25 -3.9	1.25	1.13
Expected forfeiture rate	0.0%	0.0%	0.0%
Expected dividend yield	0.00%	0.00%	0.00%

See Note 10 for the assumptions used at June 3, 2013 and October 28, 2013 for the Black-Scholes option-pricing model calculation for the Waived Warrants associated with the Common Stock Offering on the dates they were waived and when there became a sufficient number of common shares authorized to permit their full exercise.

As a result of this change in the warrant liability in 2014, the Company recorded a non-cash benefit of $204,279 in 2014. As a result of this change in the warrant liability in 2013, which included the change in the warrant liability associated with the Waived Warrants as discussed above, the Company recorded a non-cash benefit of $8.1 million during 2013. The change in the warrant liability during 2012 resulted in a non-cash loss of $4.1 million in 2012. The following is a summary of the changes in the common stock warrant liability for 2014, 2013 and 2012:

Balance at January 1, 2012	$166,398
Benefit from the adjustment for the change in fair value included in net loss for 2011	4,117,534)
Balance at December 31, 2012	4,283,932
Fair value of warrants classified as liability (see Note 10)	9,110,302
Fair value of warrants classified as equity (see Note 10)	(5,300,572)
Gain from the adjustment for the change in fair value included in net loss	(8,090,636)
Ending balance, December 31, 2013	$3,026
Fair value of warrants classified as liability (see Note 8)	476,261
Gain from the adjustment for the change in fair value included in net income	(204,279)
$275,008

14. CELSION EMPLOYEE BENEFIT PLANS

Celsion maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees over the age of 21. Participating employees may defer a portion of their pretax earnings, up to the IRS annual contribution limit. Commencing in the fourth quarter for 2008, the Company began making a matching contribution up to a maximum of 3% of an employee’s annual salary and the Company’s total contribution for the years ended December 31, 2014, 2013 and 2012 was $56,875, $57,239 and $60,360 respectively.  The Company’s contribution was made in the form of our common stock.

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

For the years ended December 31, 2014, 2013 and 2012, the Company has not incurred any expense under this agreement and will not incur any future liabilities until commercial sales commence.

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

16. TECHNOLOGY DEVELOPMENT AND LICENSING AGREEMENTS

On May 7, 2012 the Company entered into a long term commercial supply agreement with Zhejiang Hisun Pharmaceutical Co. Ltd. (Hisun) for the production of ThermoDox® in the China territory.  In accordance with the terms of the agreement, Hisun will be responsible for providing all of the technical and regulatory support services, including the costs of all technical transfer, registration and bioequivalence studies, technical transfer costs, Celsion consultative support costs and the purchase of any necessary equipment and additional facility costs necessary to support capacity requirements for the manufacture of ThermoDox®.  Celsion will repay Hisun for the aggregate amount of these development costs and fees commencing on the successful completion of three registration batches of ThermoDox®.  Hisun is also obligated to certain performance requirements under the agreement.  The agreement will initially be limited to a percentage of the production requirements of ThermoDox® in the China territory with Hisun retaining an option for additional global supply after local regulatory approval in the China territory.  In addition, Hisun will collaborate with Celsion around the regulatory approval activities for ThermoDox® with the China State Food and Drug Administration (CHINA FDA).  As of December 31, 2014, the Company has incurred approximately $209,000 in costs to be reimbursed to Hisun.

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

In connection with the EGEN Asset Purchase agreement in June 2014, the Company assumed the existing lease with another landlord for an 11,500 square foot premises located in Huntsville Alabama. This lease has a remaining term of 43 months with rent payments of approximately $23,200 per month.

The Company paid $425,443, $280,808 and $184,790 in connection with these leases in 2014, 2013 and 2012, respectively.

Following is a summary of the future minimum payments required under leases that have initial or remaining lease terms of one year or more as of December 31, 2014:

For the year ending December 31:	Operating Leases
2015	$570,078
2016	575,513
2017	378,042
2018	23,200
2019 and beyond	—
Total minimum lease payments	$1,546,833

18.  SUBSEQUENT EVENTS

On January 20, 2015 the Company announced it had signed a license and distribution agreement with myTomorrows to implement an Early Access Program for ThermoDox®, its proprietary heat-activated liposomal encapsulation of doxorubicin, in all countries of the European Union (EU) territory plus Switzerland for the treatment of patients with recurrent chest wall (RCW) breast cancer.

RCW breast cancer is difficult to treat and has a poor prognosis with a significant impact on a patient's quality of life.  Patients with highly resistant tumors found on the chest wall often see their cancer progress despite previous treatment attempts including chemotherapy, radiation therapy and hormone therapy.  There are approximately 25,000 to 35,000 incidence of RCW breast cancer in the EU alone and thermal therapy is a well-accepted strategy for treating patients.  Recent findings from two Phase I studies and an ongoing open label Phase II study indicate that when combined with thermal therapy, ThermoDox® can demonstrate significant overall response rates and tumor control in post mastectomy, refractory patients.

Early Access Programs (EAP) allow biopharmaceutical companies to provide eligible patients with ethical access to investigational medicines for unmet medical needs within the scope of the existing early access legislation.  Access is provided in response to physician requests in a fully compliant manner, where no alternative treatment options are available to these patients.  Celsion will provide ThermoDox® to centers of excellence in the EU and Switzerland through its Early Access Program with myTomorrows, at prices that are comparable to chemotherapeutics used to treat this and other aggressive form of cancer.    The Company expects to have ThermoDox® available for the EAP in the second quarter of 2015.

19. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

(in thousands, except per share data)	Quarters Ended
	March 31	June 30	September 30	December 31
2014
Total revenue	$125	$125	$125	$125
Net loss	(5,423)	(6,673)	(6,942)	(6,455)
Basic and diluted net loss per share	(0.33)	(0.38)	(0.35)	(0.32)

2013
Total revenue	$125	$125	$125	$125
Net loss	(651)	421	(4,072)	(3,949)
Non-cash deemed dividend from beneficial conversion feature on convertible preferred stock	(4,601)	─	─	─
Basic and diluted net loss available to common shareholders per share	(0.48)	0.03	(0.30)	(0.29)