Form 10-Q
period 2015-03-31
Celsion CORP
filed 2015-05-11
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 8, 2015, the Registrant had 20,005,186 shares of Common Stock, $0.01 par value per share, outstanding.

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

 ii

PART I: FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

	March 31, 2015 (unaudited)	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$7,614,287	$12,686,881
Investment securities – available for sale, at fair value	22,396,273	24,173,406
Accrued interest receivable on investment securities	37,702	210,030
Advances, deposits and other current assets	624,637	435,954
Total current assets	30,672,899	37,506,271

Property and equipment (at cost, less accumulated depreciation of $1,741,517 and $1,633,517, respectively)	1,105,671	1,170,497

Other assets:
In-process research and development	25,801,728	25,801,728
Goodwill	1,976,101	1,976,101
Deposits, deferred fees and other assets	216,536	226,810
Patent licensing fees, net	11,250	13,125
Total other assets	28,005,615	28,017,764

Total assets	$59,784,185	$66,694,532

See accompanying notes to the financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

(Continued)

	March 31, 2015 (unaudited)	December 31, 2014

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable – trade	$4,112,662	$3,480,225
Other accrued liabilities	1,923,584	2,456,365
Notes payable – current portion	3,756,190	3,654,231
Deferred revenue – current portion	500,000	500,000
Total current liabilities	10,292,436	10,090,821

Earn–out milestone liability	13,835,846	13,663,710
Common stock warrant liability	318,236	275,008
Notes payable – non-current portion	5,187,881	6,053,065
Deferred revenue – non-current portion	3,375,000	3,500,000
Other liabilities - non-current	70,861	286,592

Total liabilities	33,080,260	33,869,196

Stockholders' equity:
Preferred stock, $0.01 par value: 100,000 shares authorized; no shares issued or outstanding at March 31, 2015 and December 31, 2014, respectively	–	–
Common stock, $0.01 par value; 75,000,000 shares authorized; 20,098,103 and 20,097,603 shares issued at March 31, 2015 and December 31, 2014, and 19,995,714 and 19,984,203 shares outstanding at March 31, 2015 and December 31, 2014, respectively	200,981	200,976
Additional paid-in capital	230,627,541	229,778,703
Accumulated other comprehensive loss	(7,954)	(16,032)
Accumulated deficit	(202,252,505)	(195,073,702)
Subtotal	28,568,063	34,889,945
Treasury stock, at cost (102,389 and 113,400 shares at March 31, 2015 and December 31, 2014, respectively)	(1,864,138)	(2,064,609)

Total stockholders' equity	26,703,925	32,825,336

Total liabilities and stockholders' equity	$59,784,185	$66,694,532

See accompanying notes to the financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Licensing revenue	$125,000	$125,000

Operating expenses:
Research and development	4,506,408	2,893,168
General and administrative	2,031,840	2,433,857
Total operating expenses	6,538,248	5,327,025

Loss from operations	(6,413,248)	(5,202,025)

Other (expense) income:
(Loss) gain from valuation of common stock warrant liability	(43,228)	3,026
Loss from valuation of earn-out milestone liability	(172,136)	–
Investment income, net	16,380	7,019
Interest expense	(392,303)	(230,713)
Other expense	(533)	–
Total other (expense) income, net	(591,820)	(220,668)

Net loss attributable to common shareholders	$(7,005,068)	$(5,422,693)

Net loss attributable to common shareholders per common share
Basic and diluted	$(0.35)	$(0.33)

Weighted average shares outstanding
Basic and diluted	19,990,217	16,371,097

See accompanying notes to the financial statements.

CELSION CORPORATION

 CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Other comprehensive (loss) gain

Changes in:
Realized (gain) loss on investment securities recognized in investment income, net	$(129)	$20,619

Unrealized gain (loss) on investment securities	8,207	(4,350)
Other comprehensive gain	8,078	16,269

Net loss	(7,005,068)	(5,422,693)
Comprehensive loss	$(6,996,990)	$(5,406,424)

See accompanying notes to the financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(7,005,068)	$(5,422,693)
Non-cash items included in net loss:
Depreciation and amortization	109,875	87,375
Change in fair value of common stock warrant liability	43,228	(3,026)
Change in fair value of earn-out milestone liability	172,136	–
Deferred revenue	(125,000)	(125,000)
Stock-based compensation	848,843	607,230
Shares issued out of treasury	26,736	9,323
Amortization of deferred finance charges and debt discount associated with notes payable	127,392	89,675
Change in deferred rent liability	(6,546)	(5,186)
(Gain) loss realized on sale of investment securities	(129)	20,619
Net changes in:
Accrued interest on short term investments	172,328	(127,743)
Prepaid expenses, deposits and other assets	(399,774)	(101,457)
Accounts payable	632,437	649,577
Accrued liabilities	(532,781)	(501,815)
Net cash used in operating activities:	(5,936,323)	(4,823,121)

Cash flows from investing activities:
Purchases of investment securities	(15,277,192)	(17,862,837)
Proceeds from sale and maturity of investment securities	17,062,532	7,759,381
Purchases of property and equipment	(43,174)	–
Net cash provided by (used in) investing activities	1,742,166	(10,103,456)

Cash flows from financing activities:
Principal payments on notes payable	(878,437)	(10,891)
Proceeds from sale of common stock equity, net of issuance costs	–	13,825,231
Net cash (used in) provided by financing activities	(878,437)	13,814,340

Decrease in cash and cash equivalents	(5,072,594)	(1,112,237)
Cash and cash equivalents at beginning of period	12,686,881	5,718,504
Cash and cash equivalents at end of period	$7,614,287	$4,606,267

Supplemental disclosures of cash flow information:
Interest paid	$264,911	$141,038

See accompanying notes to the financial statements.

CELSION CORPORATION

 NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Note 1.   Business Description

Celsion Corporation, a Delaware corporation based in Lawrenceville, New Jersey, and its wholly owned subsidiary, CLSN Laboratories, Inc., also a Delaware corporation, referred to herein as “Celsion”, “we”, or “the Company,” as the context requires, is a fully-integrated oncology drug development company focused on developing a portfolio of innovative cancer treatments, including directed chemotherapies, immunotherapies and RNA- or DNA-based therapies. Our lead program is ThermoDox®, a proprietary heat-activated liposomal encapsulation of doxorubicin, currently in Phase III development for the treatment of primary liver cancer. Our pipeline also includes GEN-1, a DNA-based immunotherapy for the localized treatment of ovarian and brain cancers. We have three platform technologies for the development of treatments for those suffering with difficult-to-treat forms of cancer, novel nucleic acid-based immunotherapies and other anti-cancer DNA or RNA therapies, including TheraPlas™ and TheraSilence™. We are working to develop and commercialize more efficient, effective and targeted oncology therapies based on our technologies, with the goal to develop novel therapeutics that maximize efficacy while minimizing side effects common to cancer treatments.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on March 12, 2015 with the Securities and Exchange Commission.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 Interest – Imputation of Interest (Subtopic 835-30). This guidance is to simplify the presentation of debt issuance costs by recognizing a debt liability in the balance sheet as a direct deduction from that debt liability consistent with the presentation of a debt discount. It will be effective for our first quarter of 2016 and early adoption is permitted. We are currently evaluating the impact of adoption of this new accounting pronouncement on our financial statements.

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

For the three month periods ended March 31, 2015 and 2014, diluted loss attributable to common shareholders per common share was the same as basic loss attributable to common shareholders per common share as all options and warrants that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted earnings attributable to common shareholders per common share as their effect would have been anti-dilutive. The total number of shares of common stock issuable upon exercise of warrants and equity awards for the three month periods ended March 31, 2015 and 2014 were 6,343,151 and 6,244,886, respectively.

Note 5.   Investment Securities - Available For Sale

Investment securities available for sale of $22,396,273 and $24,173,406 as of March 31, 2015 and December 31, 2014, respectively, consist of commercial paper and corporate debt securities.  They are valued at fair value, with unrealized gains and losses reported as a separate component of Stockholders’ Equity in Accumulated Other Comprehensive Loss.

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

A summary of the cost, fair value and maturities of the Company’s short-term investments is as follows:

	March 31, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
Short-term investments
Certificate of deposit	$8,360,000	$8,358,337	$5,000,000	$4,996,568
Bonds- corporate issuances	14,044,227	14,037,936	19,189,438	19,176,838
Total short-term investments	$22,404,227	$22,396,273	$24,189,438	$24,173,406

	March 31, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value

Short-term investment maturities
Within 3 months	$3,840,000	$3,840,365	$16,881,490	$16,872,158
Between 3-12 months	18,564,227	18,555,908	7,307,948	7,301,248
Total	$22,404,227	$22,396,273	$24,189,438	$24,173,406

The following table shows the Company’s investment securities with unrealized holding gains and losses and their fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014.  The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	March 31 , 2015		December 31, 2014
Description of Securities	Fair Value	Unrealized Holding Gains (Losses)	Fair Value	Unrealized Holding Gains (Losses)

Available for Sale (all unrealized holding gains and losses are less than 12 months at date of measurement)
Short-term investments with unrealized gains	$9,273,230	$1,319	–	–
Short-term investments with unrealized losses	13,123,043	(9,273)	24,173,406	(16,032)
Total	$22,396,273	$(7,954)	$24,173,406	$(16,032)

Investment income, which includes net realized losses on sales of available for sale securities and investment income interest and dividends, is summarized as follows:

	Three Months Ended March 31,
Description of Securities	2015	2014

Interest and dividends accrued and paid	$93,175	$303,215
Accretion of investment premium	(76,924)	(275,577)
Realized gains (losses)	129	(20,619)
Investment income, net	$16,380	$7,019

The following table presents the change, by component, in accumulated other comprehensive loss for the first three months of 2015.

Accumulated Other Comprehensive Loss
Balance at January 1, 2015	$(16,032)

Unrealized gains on investment securities	8,207
Realized gain reclassified from other accumulated comprehensive loss	(129)
Net other comprehensive loss, net	8,078

Balance at March 31, 2015	$(7,954)

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

Cash and cash equivalents, other current assets, accounts payable and other accrued liabilities are reflected in the balance sheet at their estimated fair values primarily due to their short-term nature. There were no transfers of assets of liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the three months ended March 31, 2015 except for the change in the fair market value of the warrant liability and the change in the earn-out milestone liability were included in earnings.

Assets and liabilities measured at fair value are summarized below:

	Total Fair Value on the Balance Sheet	Quoted Prices In Active Markets For Identical Assets / Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Recurring items as of March 31, 2015
Short-term investments available for sale	$22,396,273	$22,396,273	─	─

Non-recurring items as of March 31, 2015
In-process research and development (Note 7)	$25,801,728	─	─	$25,801,728

Goodwill (Note 7)	$1,976,101	─	─	$1,976,101

Recurring items as of December 31, 2014
Short-term investments available for sale	$24,173,406	$24,173,406	─	─

Non-recurring items as of December 31, 2014
In-process research and development (Note 7)	$25,801,728	─	─	$25,801,728

Goodwill (Note 7)	$1,976,101	─	─	$1,976,101

Liabilities:
Recurring items as of March 31, 2015
Common stock warrant liability (Note 13)	$318,236	─	─	$318,236

Earn-out milestone liability (Note 12)	$13,835,846	─	─	$13,835,846

Recurring items as of December 31, 2014
Common stock warrant liability (Note 13)	$275,008	─	─	$275,008

Earn-out milestone liability (Note 12)	$13,663,710	─	─	$13,663,710

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

The Earn-out Payments of up to $30.4 million will become payable, in cash, shares of Celsion common stock or a combination thereof, at Celsion’s option, as follows:

●	$12.4 million will become payable upon achieving certain specified development milestones relating to an ovarian cancer study of GEN-1 to be conducted by the Company or its subsidiary;

●	$12.0 million will become payable upon achieving certain specified development milestones relating to a GEN-1 glioblastoma multiforme brain cancer study to be conducted by us or our subsidiary; and

●	up to $6.0 million will become payable upon achieving certain specified development milestones relating to the TheraSilenceTM technology acquired from EGEN in the acquisition.

On June 9, 2014, Celsion borrowed an additional $5 million pursuant to a certain Loan and Security Agreement dated as of November 25, 2013, by and between Celsion and Hercules Technology Growth Capital, Inc. (see Note 9).   Celsion used the loan proceeds to pay the upfront cash payment at closing and certain transaction costs incurred by Celsion in connection with the acquisition.

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

* The total aggregate purchase price for the acquisition of substantially all the assets of EGEN included potential future Earn-out Payments contingent upon achievement of certain milestones. The difference between the aggregate $30.4 million in future Earn-out Payments and the $13.9 million included in the fair value of the acquisition consideration at June 20, 2014 was based on the Company's risk-adjusted assessment of each milestone and utilizing a discount rate based on the estimated time to achieve the milestone. These milestone payments will be fair valued at the end of each quarter and any change in their value will be recognized in the financial statements. As of March 31, 2015, the Company fair valued these milestones at $13.8 million and recognized a non-cash charge of $172,136 as a result of the change in the fair value of these milestones from December 31, 2014.

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

The preliminary purchase price exceeded the estimated fair value of the net assets acquired by approximately $2.0 million which was recorded as goodwill.

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

Pro Forma Information

The following unaudited pro forma information presents our condensed results of operations as if the acquisition of EGEN had occurred on January 1, 2014:

	Three Months Ended March 31,
	2015	2014
Revenues	$125,000	$125,000
Loss from operations	(6,413,248)	(5,848,277)
Net loss applicable to common shareholders	(7,005,068)	(6,094,545)

The above unaudited pro forma condensed consolidated financial information is presented for illustrative purposes only. It is not necessarily indicative of what the results of operations actually would have been had the acquisition been completed on the date indicated. In addition, it does not purport to project the future operating results of the combined entity.

Goodwill represents the difference between the total purchase price for the net assets purchased from EGEN and the aggregate fair values of tangible and intangible assets acquired, less liabilities assumed. We will test our goodwill for impairment annually and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying amount may be impaired.

Note 8. Accrued Liabilities

Other accrued liabilities at March 31, 2015 and December 31, 2014 include the following:

	March 31, 2015	December 31, 2014
Amounts due to Contract Research Organizations and other contractual agreements	$1,020,804	$857,730
Accrued payroll and related benefits	370,650	961,440
Accrued professional fees	423,745	502,300
Accrued interest on notes payable	88,365	96,875
Other	20,020	38,020
Total Accrued Liabilities	$1,923,584	$2,456,365

Note 9.  Note Payable

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

As a fee in connection with the Hercules Credit Agreement, the Company issued Hercules a warrant for a total of 97,493 shares of the Company’s common stock (the Hercules Warrant) at a per share exercise price of $3.59, exercisable for cash or by net exercise from November 25, 2013. Upon the closing of the second tranche on June 10, 2014, this warrant became exercisable for an additional 97,493 shares of the Company’s common stock. The Hercules Warrant will expire November 25, 2018. Hercules has certain rights to register the common stock underlying the Hercules Warrant pursuant to a Registration Rights Agreement with the Company dated November 25, 2013. The registration rights expire on the date when such stock may be sold under Rule 144 without restriction or upon the first year anniversary of the registration statement for such stock, whichever is earlier. A Registration Statement (File No. 333-193936) was filed on February 13, 2014, amended on September 16, 2014 and declared effective on September 30, 2014 for the resale of the shares of common stock issuable pursuant to the Hercules Warrant.

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

For the three month period ended March 31, 2015, the Company incurred $264,911 in interest expense and amortized $127,392 as interest expense for deferred fees, debt discount and end of term charges in connection with the Hercules Credit Agreement.

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

Following is a schedule of future principle payments before debt discount due on the Hercules Credit Agreement:

For the Year ending March 31,

2016	$3,756,190
2017	4,209,532
2018	1,155,841
2019 and thereafter	─

Total	$9,121,563

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

Note 10. Stockholders’ Equity

January 2014 Common Stock Offering

On January 15, 2014, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company sold, in a registered offering, an aggregate of 3,603,604 shares of its common stock, par value $0.01 per share, and warrants to purchase up to 1,801,802 shares of Common Stock, for an aggregate purchase price of approximately $15 million (the January 2014 Common Stock Offering). The shares of common stock and warrants were sold in units, with each unit consisting of one share of common stock, a Series A warrant to purchase 0.25 share of common stock and a Series B warrant to purchase 0.25 share of common stock. Each unit was sold at a purchase price of $4.1625. Each Series A warrant will be exercisable at any time on or after its issuance date and until the five-year anniversary of the issuance date. Each Series B warrant will be exercisable at any time on or after its issuance date and until the one-year anniversary of the issuance date. Each warrant has an exercise price of $4.10 per share. The Series B warrants expired in January 2015. Under the purchase agreement, the Company is prohibited, for a period of nine months after the closing, from effecting or entering into an agreement to issue common stock or any other securities that are at any time convertible into, or exercisable or exchangeable for, or otherwise entitle the holder thereof to receive, common stock to the extent such issuance or sale involves certain variable conversion, exercise or exchange prices or such agreement provides for sale of securities at a price to be determined in the future.

Controlled Equity Offering

On February 1, 2013, the Company entered into a Controlled Equity Offering SM Sales Agreement (the ATM Agreement) with Cantor Fitzgerald & Co., as sales agent (Cantor), pursuant to which the Company may offer and sell, from time to time, through Cantor, shares of its common stock having an aggregate offering price of up to $25.0 million (the ATM Shares) pursuant to the Company’s previously filed and effective Registration Statement on Form S-3. Under the ATM Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the our common stock or to or through a market maker.  From February 1, 2013 through February 25, 2013, the Company sold and issued an aggregate of 1,195,927 shares of common stock under the ATM Agreement, receiving approximately $6.8 million in net proceeds.

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

February 2013 Preferred Stock Offering

On February 22, 2013, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company sold, in a registered offering, an aggregate of 15,000.00422 shares of its Series A 0% convertible preferred stock and the warrants to purchase shares of its common stock, for an aggregate purchase price of approximately $15.0 million (the February 2013 Preferred Stock Offering).  The closing of the February 2013 Preferred Stock Offering occurred on February 26, 2013, in which the Company received approximately $15.0 million in gross proceeds.  Subject to certain ownership limitations, shares of Series A 0% convertible preferred stock are convertible, at the option of the holder thereof, into an aggregate of up to 2,682,764 shares of common stock, and the warrants are exercisable to purchase an aggregate of up to 1,341,382 shares of common stock. Each warrant has an exercise price of $5.31 per share, equal to the closing bid price of common stock on February 21, 2013. The warrants were immediately exercisable and expire five years after the date of issuance.

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

Note 11. Stock Based Compensation

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

The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Three Months Ended March 31,
	2015	2014
Risk-free interest rate	2.06%	2.75%
Expected volatility	93.0%	100.72%
Expected life (in years)	10.00	10.00
Expected forfeiture rate	5%	5%
Expected dividend yield	0.0%	0.0%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. The risk free interest rate is derived from values assigned to U.S. Treasury bonds as published in the Wall Street Journal in effect at the time of grant. The model incorporates exercise, pre-vesting and post-vesting forfeiture assumptions based on analysis of historical data. The expected life of the fiscal 2015 and 2014 grants was generated using the simplified method.

A summary of the Company’s stock option and restricted stock awards for the three months ended March 31, 2015 is as follows:

	Stock Options		Restricted Stock Awards		Weighted Average
Equity Awards	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Contractual Terms of Equity Awards (in years)

Equity awards outstanding at December 31, 2014	1,744,755	$7.20	7,018	$3.32
Equity awards granted	617,750	$2.45	35,000	$3.50
Equity awards exercised	-	–	(500)	$2.49
Equity awards forfeited, cancelled or expired	(5,547)	$24.63	–	–
Equity awards outstanding at March 31, 2015	2,356,958	$5.92	41,518	$3.48	7.9

Aggregate intrinsic value of outstanding awards at March 31, 2015	–		$110,853

Equity awards exercisable at March 31, 2015	1,248,035	$8.27			6.7

Aggregate intrinsic value of awards exercisable March 31, 2015	–

Total compensation cost related to employee stock options and restricted stock awards totaled $848,843 and $607,230 for the three months ended March 31, 2015 and 2014, respectively.  No compensation cost related to share-based payments arrangements was capitalized as part of the cost of any asset as of March 31, 2015 and 2014.

As of March 31, 2015, there was $1.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.0 years. The weighted average grant-date fair value was $2.16 and $3.31 per share for the options granted during the three months ended March 31, 2015 and 2014, respectively.  The weighted average grant-date fair value was $3.50 and $3.72 for the restricted stock awards granted during the three months ended March 31, 2015 and 2014, respectively.

Collectively, for all of the Company’s stock option plans as of March 31, 2015, there were a total of 3,673,770 shares reserved with 2,398,476 equity awards granted and 1,275,294 equity awards available for future issuance.

Note 12. Earn-out Milestone Liability

The total aggregate purchase price for the EGEN Acquisition included potential future Earn-out Payments contingent upon achievement of certain milestones. The difference between the aggregate $30.4 million in future Earn-out Payments and the $13.9 million included in the fair value of the acquisition consideration at June 20, 2014 was based on the Company's risk-adjusted assessment of each milestone (10% to 67%) and utilizing a discount rate based on the estimated time to achieve the milestone (1.5 to 7.0 years). The earn-out milestone liability will be fair valued at the end of each quarter and any change in their value will be recognized in the financial statements. For the three month period ended March 31, 2015, the Company fair valued the earn-out milestone liability at $13.8 million and recognized a non-cash charge of $172,136 as a result of the change in the fair value of earn-out milestone liability from December 31, 2014.

The fair value of the earn-out milestone liability at March 31, 2015 was based on the Company's risk-adjusted assessment of each milestone (10% to 67%) utilizing a discount rate based on the estimated time to achieve the milestone (1.2 to 6.3 years). The fair value of the earn-out milestone liability at December 31, 2014 was based on the Company's risk-adjusted assessment of each milestone (10% to 67%) utilizing a discount rate based on the estimated time to achieve the milestone (1.2 to 6.5 years).

The following is a summary of the changes in the earn-out milestone liability for 2014:

Balance at January 1, 2015	$13,663,710
Non-cash charge from the adjustment for the change in fair value included in net loss	172,136
Balance at March 31, 2015	$13,835,846

Note 13. Warrants

Common Stock Warrants

Following is a summary of all warrant activity for the three months ended March 31, 2015:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price

Warrants outstanding at December 31, 2014	5,069,815	$10.65

Warrants exercised for common stock	–	–

Warrants expired during the three months ended March 31, 2015	(1,125,140)	$7.98

Warrants outstanding at March 31, 2015	3,944,675	$8.24

Aggregate intrinsic value of outstanding warrants at March 31, 2015	–

Weighted average remaining contractual terms (in years)	2.8

In September 2009, the Company closed a registered direct offering with a select group of institutional investors that raised gross proceeds of $7.1 million and net proceeds of $6.3 million.  In connection with this registered direct offering, the Company issued 448,478 shares of its common stock and warrants to purchase 224,239 shares of common stock. The warrants had an exercise price of $23.58 per share and were exercisable at any time on or after the six month anniversary of the date of issuance and prior to March 30, 2015.  On March 31, 2015, all unexercised warrants associated with this registered direct offering expired. As more fully discussed in Note 10, the Series B warrants to purchase 900,901 shares of common stock issued in connection with the January 2014 Common Stock Offering expired in January 2015.

Common Stock Warrant Liability

Under the terms of the warrants associated with the September 2009 registered direct offering, upon certain transactions, including a merger, tender offer or sale of all or substantially all of the assets of the Company, each warrant holder could have elected to receive a cash payment in exchange for the warrant, in an amount determined by application of the Black-Scholes option valuation model. Accordingly, pursuant to ASC 815.40, Derivative Instruments and Hedging - Contracts in Entity’s Own Equity, the warrants were recorded as a liability and marked to market each period through the Statement of Operations in other income or expense. At the end of each subsequent quarter, the Company revalued the fair value of the warrants and the change in fair value was recorded as a change to the warrant liability and the difference will be recorded through the Statement of Operations in other income or expense.

As of March 31, 2015 and December 31, 2014, the Company recorded a common stock warrant liability of $318,236 and $275,008 respectively. The fair value of the warrants associated with the September 2009 registered direct offering at December 31, 2014 and the warrants associated with the Hercules loan as more fully described in Note 9 at March 31, 2015 and December 31, 2014 was calculated using the Black-Scholes option-pricing model with the following assumptions:

	March 31, 2015	December 31, 2014
Risk-free interest rate	1.37%	0.04 - 1.66%
Expected volatility	98.75%	40.9- 98.35%
Expected life (in years)	3.7	0.25 -3.9
Expected forfeiture rate	0.0%	0.0%
Expected dividend yield	0.00%	0.00%

The following is a summary of the changes in the common stock warrant liability for the three months period ended March 31, 2015:

Beginning balance as of January 1, 2015	$275,008
Loss from the adjustment for the change in fair value included in net loss	43,228
Ending balance as of March 31, 2015	$318,236

Note 14. Contingent Liabilities and Commitments

In July 2011, the Company, as a tenant, and a landlord executed a lease (the Lease) for a 10,870 square foot premises located in Lawrenceville, New Jersey.  In October 2011, the Company relocated its offices to Lawrenceville, New Jersey from Columbia, Maryland.  The Lease has a term of 66 months and provides for 6 months of free rent; with the first monthly rent payment of approximately $23,000 paid in April 2012.  Also, as required by the Lease, the Company provided Brandywine with an irrevocable and unconditional standby letter of credit for $250,000, which the Company secured with an escrow deposit at its banking institution of this same amount.  The standby letter of credit will be reduced by $50,000 on each of the 19th, 31st and 43rd months from the initial term, with the remaining $100,000 amount remaining until the term of the Lease has expired. In connection with two $50,000 reductions of the standby letter of credit in April 2013 and 2014, the Company reduced the escrow deposit by $50,000 each time. The Company received the third and final reduction in April 2015.

In connection with the EGEN Asset Purchase Agreement in June 2014, the Company assumed the existing lease with another landlord for a 11,500 square foot premises located in Huntsville Alabama. This lease has a remaining term of 35 months with monthly rent payments of approximately $23,200.

Note 15. Technology Development and Licensing Agreements

On May 7, 2012 the Company entered into a long term commercial supply agreement with Zhejiang Hisun Pharmaceutical Co. Ltd. (Hisun) for the production of ThermoDox® in the China territory.  In accordance with the terms of the agreement, Hisun will be responsible for providing all of the technical and regulatory support services, including the costs of all technical transfer, registration and bioequivalence studies, technical transfer costs, Celsion consultative support costs and the purchase of any necessary equipment and additional facility costs necessary to support capacity requirements for the manufacture of ThermoDox®.  Celsion will repay Hisun for the aggregate amount of these development costs and fees commencing on the successful completion of three registration batches of ThermoDox®.  Hisun is also obligated to certain performance requirements under the agreement.  The agreement will initially be limited to a percentage of the production requirements of ThermoDox® in the China territory with Hisun retaining an option for additional global supply after local regulatory approval in the China territory.  In addition, Hisun will collaborate with Celsion around the regulatory approval activities for ThermoDox® with the China State Food and Drug Administration (CHINA FDA).  During the first quarter of 2015, Hisun completed the successful manufacture of three registration batches of ThermoDox® and the Company accrued $685,787 for the aggregate development costs and fees associated with these batches as of March 31, 2015. This amount was subsequently paid in April 2015.

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

License and Distribution Agreement

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

Forward-Looking Statements

Statements and terms such as “expect”, “anticipate”, “estimate”, “plan”, “believe” and words of similar import regarding our expectations as to the development and effectiveness of our technologies, the potential demand for our products, and other aspects of our present and future business operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, readers should specifically consider the various factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on March 12, 2015 with the Securities and Exchange Commission, which factors include, without limitation, plans and objectives of management for future operations or programs or proposed new products or services; changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing; possible changes in capital structure, financial condition, working capital needs and other financial items; changes in approaches to medical treatment; clinical trial analysis and future plans relating thereto; our ability to realize the full extent of the anticipated benefits of our acquisition of substantially all of the assets of Egen, Inc., including achieving operational cost savings and synergies in light of any delays we may encounter in the integration process and additional unforeseen expenses; introduction of new products by others; possible licenses or acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, partners, competitors and regulatory authorities. These and other risks and uncertainties could cause actual results to differ materially from those indicated by forward-looking statements.

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

ThermoDox®

Our lead product ThermoDox® is being evaluated in a Phase III clinical trial for primary liver cancer (the OPTIMA study) which was initiated in the first half of 2014 and a Phase II clinical trial for recurrent chest wall breast cancer (the DIGNITY Study). ThermoDox® is a liposomal encapsulation of doxorubicin, an approved and frequently used oncology drug for the treatment of a wide range of cancers.  Localized heat at mild hyperthermia temperatures (greater than 39.5° Celsius) releases the encapsulated doxorubicin from the liposome enabling high concentrations of doxorubicin to be deposited preferentially in and around the targeted tumor.

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

The data from the HEAT Study post-hoc analysis suggest that ThermoDox® may substantially improve overall survival, when compared to the control group, in patients if their lesions undergo a 45 minute RFA procedure standardized for a lesion greater than 3 cm in diameter. Data from seven OS sweeps have been conducted since the top line PFS data from the HEAT Study were announced in January 2013, with each data set showing clinical benefit with progressive improvement in statistical significance. The most recent post-hoc OS analysis data from the HEAT Study (as of January 15, 2015) announced in February 2015 demonstrated that in a large, well bounded, subgroup of patients (n=285, 41% of the study patients), the combination of ThermoDox® and standardized RFA provided a 59% improvement in OS compared to optimized RFA alone. The Hazard Ratio at this latest quarterly OS analysis is 0.628 (95% CI 0.420 - 0.939) with a p-value of 0.02. These data continue to strongly suggest that ThermoDox® may significantly improve overall survival compared to a RFA control in patients whose lesions undergo optimized RFA treatment for 45 minutes or more.  These findings apply to patients with single HCC lesions (64.4% of the HEAT Study population) from both size cohorts of the HEAT Study (3-5 cm and 5-7 cm) and represent a subgroup of 285 patients. Median overall survival for the subgroup has not yet been reached. We may choose to end this analysis of overall survival once the median is reached for both arms of the study.

Data from the HEAT Study post-hoc analysis have been presented at multiple scientific and medical conferences in 2013 and 2014 by key HEAT Study investigators and leading liver cancer experts. The presentations include:

●	World Conference on Interventional Oncology in May 2013
●	European Conference on Interventional Oncology in June 2013 and April 2014
●	International Liver Cancer Association Annual Conference in September 2013 and 2014
●	American Society of Clinical Oncology 50 th Annual Meeting in June 2014

We also completed computational modeling with supplementary preclinical animal studies supporting the relationship between heating duration and clinical outcomes.

The OPTIMA Study. On February 24, 2014, we announced that the U.S. Food and Drug Administration (FDA), after its customary 30 day review period, accepted without comment, subject to compliance with regulatory standards, our pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox®, our proprietary heat-activated liposomal encapsulation of doxorubicin in combination with RFA in primary liver cancer, also known as HCC (the OPTIMA Study). The OPTIMA Study trial design is based on the comprehensive analysis of data from the HEAT study, which, as described previously, demonstrated that treatment with ThermoDox® resulted in an approximate 60% improvement in overall survival in a large number of HCC patients that received an optimized RFA treatment for longer than 45 minutes. Designed with extensive input from globally recognized HCC researchers and clinicians and, after formal written consultation with the FDA, the OPTIMA Study was launched in the first half of 2014. The OPTIMA Study is expected to enroll up to 550 patients globally at up to 100 sites in the United States, Europe, China and elsewhere in the Asia Pacific region, and will evaluate ThermoDox® in combination with standardized RFA, which will require a minimum of 45 minutes across all investigators and clinical sites for treating lesions 3 to 7 centimeters, versus standardized RFA alone. The primary endpoint for the trial is overall survival, and the secondary endpoints for the trial are PFS and Safety. The statistical plan calls for two interim efficacy analyses by an independent Data Monitoring Committee.

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

The DIGNITY Study. On April 15, 2015 we announced positive interim data from the DIGNITY Trial of ThermoDox® in recurrent chest wall (RCW) breast cancer.  The trial is designed to enroll up to 20 patients at five clinical sites in the United States and is evaluating ThermoDox® in connection with mild hyperthermia. Of the 16 patients enrolled and treated in the DIGNITY Study, 12 were eligible for evaluation of efficacy. Based on data available to date, 67% of patients experienced a clinical benefit of their highly refractory disease with a local response rate of 58% observed in the 12 evaluable patients, notably five complete responses, two partial responses and one patient with stable disease.  The Company remains on track to complete enrollment in the study in the third quarter of 2015. These data are consistent with the previously reported Phase 1 data for ThermoDox® plus hyperthermia in RCW breast cancer, including combined clinical data from the Company's Phase 1 DIGNITY Study and a Duke University sponsored Phase 1 trial of ThermoDox®. The two similarly designed studies enrolled patients with highly resistant tumors found on the chest wall and who had progressed on previous therapies.  There were 29 patients treated in the two trials, including 11 patients in the DIGNITY study and 18 patients in the Duke study.  Of the 29 patients treated, 23 were eligible for evaluation of efficacy.  A local response rate of over 60% was reported in 14 of the 23 evaluable patients, with five complete responses and nine partial responses.

Acquisition of EGEN

On June 20, 2014, we completed the acquisition of substantially all of the assets of EGEN, Inc., an Alabama Corporation (EGEN), pursuant to an Asset Purchase Agreement. CLSN Laboratories, Inc., a Delaware corporation and a wholly-owned subsidiary of ours (CLSN Laboratories), acquired all of EGEN’s right, title and interest in and to substantially all of the assets of EGEN, including cash and cash equivalents, patents, trademarks and other intellectual property rights, clinical data, certain contracts, licenses and permits, equipment, furniture, office equipment, furnishings, supplies and other tangible personal property. In addition, CLSN Laboratories assumed certain specified liabilities of EGEN, including the liabilities arising out of the acquired contracts and other assets relating to periods after the closing date. The consideration of the acquisition include an initial payment of approximately $3.0 million in cash plus 2.7 million shares of Celsion’s common stock. Additional consideration included contingent value rights totaling $30.4 million, payable in cash, shares of Celsion common stock or a combination thereof, at Celsion’s option, upon achievement of three major milestone events as follows:

●	$12.4 million will become payable upon achieving certain specified development milestones relating to an ovarian cancer study of GEN-1 to be conducted by the Company or its subsidiary;

●	$12.0 million will become payable upon achieving certain specified development milestones relating to a GEN-1 glioblastoma multiforme brain cancer study to be conducted by us or our subsidiary; and

●	up to $6.0 million will become payable upon achieving certain specified development milestones relating to the TheraSilenceTM technology acquired from EGEN in the acquisition.

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

GEN-1 Plus Avastin® Trial. On April 29, 2015, we announced the expansion of our ovarian cancer development program to include a Phase I dose escalating trial to evaluate GEN-1 in combination with Avastin® and Doxil® in platinum-resistant ovarian cancer patients. Expected to begin in the first half of 2016, the new trial is supported by preclinical studies demonstrating that the combination of GEN-1 with Avastin® may result in significant clinical benefit with a favorable safety profile.

Early Access Program. On January 13, 2015, we entered into an Early Access Agreement with Impatients N.V., a Netherlands company (Impatients), pursuant to which Impatients will develop and execute through its brand myTomorrows an early access program for ThermoDox® in all countries of the European Union territory, Iceland, Liechtenstein, Norway and Switzerland (the Territory) for the treatment of patients with RCW breast cancer. Under the early access program, Impatients will engage in activities to secure authorization, exemption or waiver from regulatory authorities for patient use of ThermoDox® that may otherwise be subject to approvals from such regulatory authorities before the sale and distribution of ThermoDox® in the relevant territories. We will be responsible for the manufacture and supply of quantities of ThermoDox® to Impatients for use in the early access program and Impatients will distribute and sell ThermoDox® pursuant to such authorization, exemptions or waivers.

Under the Early Access Agreement, we granted to Impatients, specifically for the treatment of RCW breast cancer in the Territory, an exclusive, royalty-free right to perform the early access program activities, reference regulatory documentation and approvals that we own, and use our trademarks relating to ThermoDox® . In addition, we granted to Impatients an option to negotiate an exclusive license to distribute ThermoDox®   in the Territory after ThermoDox®   receives regulatory approval in a country within the Territory.

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

Funding Overview

To support our research and development, we have raised gross proceeds of approximately $110 million in equity financings and warrant and option exercises in the years 2009 through 2014.

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

FINANCIAL REVIEW FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Results of Operations

For the three months ended March 31, 2015, our net loss was $7.0 million compared to a net loss of $5.4 million for the same period of 2014. As of March 31, 2015, we had $30.0 million in cash and short-term investments including accrued interest from short term investments.

	Three Months Ended March 31,
	(In thousands)		Change Increase (Decrease)
	2015	2014		%

Licensing Revenue:	$125	$125	$–	–%

Operating Expenses:
Clinical Research	3,299	1,804	1,495	82.9%
Chemistry, Manufacturing and Controls	1,207	1,089	118	10.8%
	4,506	2,893	1,613	55.8%
General and Administrative	2,032	2,434	(402)	(16.5)%
Total operating expenses	6,538	5,327	1,211	22.7%

Loss from operations	$(6,413)	$(5,202)	$(1,211)	(23.3)%

Comparison of the Three Months ended March 31, 2015 and 2014

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten year term of the agreement; therefore we recorded deferred revenue of $125,000 in each of the first quarters of 2015 and 2014.

Research and Development Expenses

Research and development (R&D) expenses increased by $1.6 million from $2.9 million in the first quarter of 2014 to $4.5 million in the same period of 2015.  Costs associated with the OPTIMA Study were $1.1 million in the first quarter of 2015 compared to $0.7 million in the same period of 2014 when we initiated the OPTIMA Study. Study costs associated with the HEAT Study were $0.2 million in the first quarter of 2015 compared to $0.3 million in the same period of 2014. These costs associated with the HEAT Study are expected to be minimal as we continue to follow patients for overall survival. Costs associated with our recurrent chest wall breast cancer clinical trial remained relatively unchanged at $0.1 million in each of the first quarters of 2015 and 2014. Other clinical costs were $0.4 million and $0.5 million in the first quarters of 2015 and 2014, respectively. Other R&D costs related to preclinical operations and regulatory operations were $0.4 million and $0.3 million in the first quarters of 2015 and 2014, respectively.  Costs associated with the production of clinical supplies of ThermoDox® to support the OPTIMA Study were $1.2 million in the first quarter of 2015 compared to $1.1 million in the same period of 2014.

During the 2nd half of 2014, the Company completed the integration of the operations of the business acquired on June 20, 2014 from EGEN, Inc. into our wholly owned subsidiary, CLSN Laboratories. Costs associated with CLSN Laboratories were $1.1 million for the first quarter of 2015.

General and Administrative Expenses

General and administrative (G&A) expenses decreased by $0.4 million to $2.0 million in the first quarter of 2015 compared to $2.4 million in the same period of 2014. This decrease is primarily the result of a decrease in insurance costs of $0.4 million.

Change in Warrant Liabilities

A warrant liability was incurred as a result of warrants we issued in a public offering in September 2009. On March 30, 2015, all unexpired warrants associated with this equity offering expired. In addition, we issued warrants for 194,986 shares of the Company’s common stock in connection with the Hercules Credit Agreement in November 2013 and June 2014. The liability associated with these warrants was calculated at its fair market value using the Black-Scholes option-pricing model and was adjusted at the end of each quarter with changes in fair value recorded in earnings during the term of the warrants. The liability associated with these warrants was calculated at its fair market value using the Black-Scholes option-pricing model and is adjusted at the end of each quarter with changes in fair value recorded in earnings during the term of the warrants.

At March 31, 2015, the fair value of all of this warrant liability was $0.3 million and we recorded a non-cash expense of $43,228 based on the change in the fair value of the warrants at March 31, 2015. During the three months ended March 31, 2014, the decrease in the fair value of this liability resulted in the Company recording a non-cash benefit of $3,026 based on the change in the fair value of the warrants at March 31, 2014.

Change in Earn-out Milestone Liability

The total aggregate purchase price for the acquisition of assets from EGEN included potential future earn-out payments contingent upon achievement of certain milestones. The difference between the aggregate $30.4 million in future earn-out payments and the $13.9 million included in the fair value of the acquisition consideration at June 20, 2014 was based on the Company's risk-adjusted assessment of each milestone and utilizing a discount rate based on the estimated time to achieve the milestone. These milestone payments will be fair valued at the end of each quarter and any change in their value will be recognized in the financial statement. As of March 31, 2015, the Company fair valued these milestones at $13.8 million and recognized non-cash charge of $172,136 as a result of the change in the fair value of these milestones from December 31, 2014.

Investment income and interest expense

In connection with its debt facilities the Company incurred $0.4 million and $0.2 million in interest expense in the first quarters of 2015 and 2014, respectively.

Other (expense) income

Other (expense) income for the first quarters of 2015 and 2014 was not significant.

Financial Condition, Liquidity and Capital Resources

Since inception, excluding the net aggregate payments received from Boston Scientific of $43 million through the divestiture of our medical device business in 2007 (which we received in installments of $13 million in 2007 and $15 million in each of 2008 and 2009), we have incurred significant losses and negative cash flows from operations.  We have financed our operations primarily through the net proceeds we received in this divesture, subsequent sales of equity, credit facilities and amounts received under our product licensing agreement with Yakult and our technology development agreement with Hisun. The process of developing and commercializing ThermoDox®, GEN-1 and other product candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts.  We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future.  Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $202 million at March 31, 2015.

At March 31, 2015, we had total current assets of $30.7 million (including cash, cash equivalents and short term investments and related interest receivable on short term investments of $30.0 million) and current liabilities of $10.3 million, resulting in net working capital of $20.4 million.  At December 31, 2014, we had total current assets of $37.5 million (including cash, cash equivalents and short term investments and related interest receivable on short term investments of $37.1 million) and current liabilities of $10.1 million, resulting in net working capital of $27.4 million.

Net cash used in operating activities for the first three months of 2015 was $5.9 million.  The net loss for the first three months of 2015 included $0.8 million in non-cash stock-based compensation expense.

The $5.9 million net cash used in operating activities was funded from cash and short term investments.  At March 31, 2015, we had cash, cash equivalents and short term investments and related interest receivable on short term investments of $30.0 million.

Net cash used in financing activities was $0.9 million during the first three months of 2015 which resulted from payments on principle payments on the Hercules Credit Agreement.

On February 1, 2013, the Company entered into a Controlled Equity Offering SM Sales Agreement (the ATM Agreement) with Cantor Fitzgerald & Co., as sales agent (Cantor), pursuant to which we may offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (the ATM Shares) pursuant to our previously filed and effective Registration Statement on Form S-3. Under the ATM Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the our common stock or to or through a market maker.  We will pay Cantor a commission of three percent of the aggregate gross proceeds from each sale of ATM Shares. We have sold and issued an aggregate of 1,195,927 shares under the ATM Agreement so far, receiving approximately $6.8 million in net proceeds.

We believe that our cash and investment resources of $30.0 million on hand at March 31, 2015 are sufficient to fund operations into the second half of 2016.  However, our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing, progress and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other unforeseen uses of cash.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet financing arrangements.  There were no material changes during the three months ended March 31, 2015 to our operating leases, which are disclosed in the contractual commitments table in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on March 12, 2015 with the Securities and Exchange Commission.

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

Item 4.    CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2015, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the Securities and Exchange Commission.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.  Risk Factors

The following is a summary of the risk factors, uncertainties and assumptions that we believe are most relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ significantly from anticipated or historical results and our forward-looking statements. Additional risks that we currently believe are immaterial may also impair our business operations. Investors should carefully consider the risks described below before making an investment decision, and understand that it is not possible to predict or identify all such factors. Consequently, investors should not consider the following to be a complete discussion of all potential risks or uncertainties. Moreover, we operate in a competitive and rapidly changing environment.  New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.  The description provided in this Item 1A includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on March 12, 2015 with the Securities and Exchange Commission (SEC).  In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report and our other filings made from time to time with the SEC.

RISKS RELATED TO OUR BUSINESS

We have a history of significant losses from operations and expect to continue to incur significant losses for the foreseeable future.

Since our inception, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $202 million at March 31, 2015. For the years ended December 31, 2014, 2013, 2012 and the three months ended March 31, 2015, we incurred a net loss of $25.5 million, $12.9 million, $26.6 million and $7.0 million, respectively. We currently have no product revenue and do not expect to generate any product revenue for the foreseeable future other than through sales of our proprietary reagent products for life science research, which products are based on our newly acquired proprietary delivery platform technologies, TheraPlas™ and TheraSilence™. We do not expect revenue from the sale of our reagent products to be a significant source of revenue. Because we are committed to continuing our product research, development, clinical trial and commercialization programs, we will continue to incur significant operating losses unless and until we complete the development of ThermoDox®, GEN-1 or other new product candidates and these product candidates have been clinically tested, approved by the U.S. Food and Drug Administration (FDA) and successfully marketed. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, us or our collaborators successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third party alternatives for any approved product and raising sufficient funds to finance business activities. If we or our collaborators are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have devoted our resources to developing a new generation of products and will not be able to market these products until we have completed clinical trials and obtain all necessary governmental approvals. Our lead product candidate, ThermoDox®, and the product candidates we purchased in our acquisition of EGEN are still in various stages of development and trials and cannot be marketed until we have completed clinical testing and obtained necessary governmental approval. Following our announcement on January 31, 2013 that the HEAT Study failed to meet its primary endpoint of progression free survival, we continue to follow the patients enrolled in the Heat Study to the secondary endpoint, overall survival. Based on the overall survival data from the post-hoc analysis of results from the HEAT Study, launched a pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox® in combination with RFA in primary liver cancer, known as the OPTIMA Study, in the first half of 2014. ThermoDox® is currently also being evaluated in a Phase II clinical trial for the treatment of recurrent chest wall breast cancer, known as the Dignity Study, and other preclinical studies. GEN-1 is currently in an early stage of clinical development for the treatment of ovarian cancer. We plan to initiate a Phase I dose escalation clinical trial in combination with the standard of care in neo-adjuvant ovarian cancer in the second half of 2015 and conduct additional preclinical studies to support a Phase I dose escalating trial evaluating GEN-1 in combination with Avastin® and Doxil® in platinum-resistant ovarian cancer patients. The delivery technology platforms that we purchased from EGEN are in preclinical stages of development. We do not expect to realize any revenue from product sales in the next several years, if at all, other than minimal revenue from the sale of reagent products we acquired from EGEN. We do not expect to realize any revenue from product sales in the next several years, if at all. Accordingly, our revenue sources are, and will remain, extremely limited until our product candidates are clinically tested, approved by the FDA or foreign regulatory agencies and successfully marketed. We cannot guarantee that any of our product candidates will be successfully tested, approved by the FDA or foreign regulatory agency or marketed, successfully or otherwise, at any time in the foreseeable future or at all.

We will need to raise substantial additional capital to fund our planned future operations, and we may be unable to secure such capital without dilutive financing transactions. If we are not able to raise additional capital, we may not be able to complete the development, testing and commercialization of our product candidates.

As of March 31, 2015, we had approximately $30.0 million in cash, cash equivalents and short-term investments. We have substantial future capital requirements to continue our research and development activities and advance our drug candidates through various development stages, including the product candidates that we purchased from EGEN in June 2014. For example, ThermoDox® is being evaluated in a Phase III clinical trial for the treatment of primary liver cancer, a Phase II clinical trial for the treatment of recurrent chest wall breast cancer and other preclinical studies. In addition, GEN-1 is currently in an early stage of clinical development for the treatment of ovarian cancer. We plan to initiate a Phase I dose escalation clinical trial in combination with the standard of care in neo-adjuvant ovarian cancer in the second half of 2015 and conduct additional preclinical studies to support a Phase I dose escalating trial evaluating GEN-1 in combination with Avastin® and Doxil® in platinum-resistant ovarian cancer patients. The delivery technology platforms that we purchased from EGEN are in preclinical stages of development. We will continue to conduct additional analyses of the data from the HEAT Study to assess the future strategic value of ThermoDox® and are performing sub-group analysis of the Chinese cohort of patients in the HEAT Study and other activities for further development of ThermoDox® for mainland China, Hong Kong and Macau. To complete the development and commercialization of our product candidates, we will need to raise substantial amounts of additional capital to fund our operations. Our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing, progress and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other unforeseen uses of cash. We do not have any committed sources of financing and cannot assure you that alternate funding will be available in a timely manner, on acceptable terms or at all. We may need to pursue dilutive equity financings, such as the issuance of shares of common stock, convertible debt or other convertible or exercisable securities. Such dilutive equity financings could dilute the percentage ownership of our current common stockholders and could significantly lower the market value of our common stock. In addition, a financing could result in the issuance of new securities that may have rights, preferences or privileges senior to those of our existing stockholders.

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

On June 20, 2014, we completed the acquisition of substantially all of the assets of EGEN, a privately-held biopharmaceutical company focused on the development of nucleic acid-based therapeutics for the treatment of cancer and other difficult to treat diseases. The acquisition included EGEN’s Phase Ib DNA-based immunotherapy product candidate GEN-1 and its therapeutic platform technologies, TheraPlas™for delivery of DNA and mRNA, and TheraSilence™ for delivery of RNA. The success of the EGEN acquisition, including the realization of anticipated benefits and cost savings, will depend, in part, on our ability to combine successfully the business we acquired from EGEN with the business of Celsion. Our integration of the operations and product candidates acquired requires significant efforts, including the coordination of research and development, manufacturing, finance, information technologies and management and administration. These integration efforts will result in additional expenses and require significant time and dedication from management, and may divert management attention and resources. The integration may be more difficult, costly or time consuming than expected. It is possible that the integration process could result in the loss of key employees or the disruption of our ongoing business or that the alignment of standards, controls, procedures and policies may adversely affect the combined company’s ability to maintain relationships with suppliers, manufacturers, other vendors or employees or to fully achieve the anticipated benefits and cost savings of the transaction.

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

We have incurred a number of non-recurring costs associated with our integration of the assets purchased from EGEN. These costs and expenses include the incurrence of $5.0 million of new indebtedness and approximately $1.4 million in financial advisory, legal, accounting, consulting and other advisory fees and expenses, reorganization and restructuring costs, severance/employee benefit-related expenses, filing fees, printing expenses and other related charges. There are also a large number of processes, policies, procedures, operations, technologies and systems that must be integrated and implemented. We expect to continue to incur costs and expenses in connection with the continuous integration of the assets and operations in connection with the acquisition. There are many factors beyond our control that could affect the total amount or the timing of integration and implementation expense, and we may incur unanticipated expense in connection with the EGEN acquisition. These costs and expenses could, particularly in the near term, exceed the cost savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale, other efficiencies and cost savings, which benefit may not be achieved in the near term or at all.

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

Our success will depend, in a substantial part, on our ability to maintain our rights under license agreements granting us rights to use patented technologies. For instance, we are party to license agreements with Duke University, under which we have exclusive rights to commercialize medical treatment products and procedures based on Duke’s thermo-sensitive liposome technology. The Duke University license agreement contains a license fee, royalty and/or research support provisions, testing and regulatory milestones, and other performance requirements that we must meet by certain deadlines. Additionally, we have a joint research agreement with Philips Healthcare, a division of Royal Philips Electronics, to evaluate the combination of Philips’ high intensity focused ultrasound (HIFU) with ThermoDox® to determine the potential of this combination to treat a broad range of cancers. As part of the assets we acquired from EGEN in June 2014, we became party to a license agreement with The Wistar Institute of Anatomy and Biology pursuant to which we in-license certain technologies use in the development of our newly acquired proprietary delivery platform technologies, TheraPlas™ and TheraSilence™. If we breach any provisions of the license and research agreements, we may lose our ability to use the subject technology, as well as compensation for our efforts in developing or exploiting the technology. Any such loss of rights and access to technology could have a material adverse effect on our business.

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

The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own various U.S. and international patents and have pending U.S. and international patent applications that cover various aspects of our technologies. There can be no assurance that patents that have issued will be held valid and enforceable in a court of law through the entire patent term. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time consuming and costly. Additionally, issued patents can be subject to opposition, interferences or other proceedings that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire early and provide only a short period of protection, if any, following the commercialization of products encompassed by our patents. We may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, which could result in a loss of the patent or substantial cost to us.

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

The commercial success of our products will depend upon their acceptance by the medical community and third-party payers as clinically useful, cost effective and safe. Any of our drug candidates may prove not to be effective in practice. If testing and clinical practice do not confirm the safety and efficacy of our product candidates or even if further testing and clinical practice produce positive results but the medical community does not view these new forms of treatment as effective and desirable, our efforts to market our new products may fail, which would have an adverse effect on our business, financial condition and results of operations.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. Our January 31, 2013 announcement that the HEAT study failed to meet its primary endpoint has resulted in significant volatility and a steep decline in the price of our common stock, a level of decline that could result in securities litigation. Plaintiffs’ securities litigation firms have publicly announced that they are investigating potential securities fraud claims that they may wish to make against us.  More recently, our acquisition of the assets of EGEN in June 2014 has been followed with increased volatility in the price of our common stock. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospect.  The closing price of our common stock as reported on The NASDAQ Capital Market had a high price of $4.57 and a low price of $2.30 in the 52-week period ended December 31, 2014 and a high price of $3.15 and a low price of $2.20 from January 2, 2015 through May 8, 2015. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of May 8, 2015, we had 20,005,186 shares of common stock outstanding, all of which shares, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, all of the shares of common stock issuable upon exercise of warrants will be freely tradable without restriction or further registration upon issuance.

Our stockholders may experience significant dilution as a result of future equity offerings or issuances and exercise of outstanding options and warrants.

In order to raise additional capital or pursue strategic transactions, we may in the future offer, issue or sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock, including the issuance of common stock in relation to the achievement, if any, of milestones triggering our payment of earn-out consideration in connection with the EGEN acquisition. Our stockholders may experience significant dilution as a result of future equity offerings or issuance. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders. As of May 8, 2015, we have a significant number of securities convertible into, or allowing the purchase of, our common stock, including 3,944,675 shares of common stock issuable upon exercise of warrants outstanding, 2,398,476 options to purchase shares of our common stock and restricted stock awards outstanding, and 1,275,294 shares of common stock reserved for future issuance under our stock incentive plans. Under the Controlled Equity OfferingSM Sales Agreement entered into with Cantor Fitzgerald & Co. on February 1, 2013, we may offer and sell, from time to time through “at-the-market” offerings, up to an aggregate of $25 million of shares of our common stock. We had only sold $6.8 million under the Sales Agreement as of May 8, 2015.

We may be unable to maintain compliance with NASDAQ Marketplace Rules which could cause our common stock to be delisted from The NASDAQ Capital Market. This could result in the lack of a market for our common stock, cause a decrease in the value of an investment in us, and adversely affect our business, financial condition and results of operations.

Our common stock is currently listed on The NASDAQ Capital Market. To maintain the listing of our common stock on The NASDAQ Capital Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and stockholders’ equity of at least $2.5 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and a total market value of listed securities of at least $35 million. As of May 8, 2015, the closing sale price of our common stock was $2.47, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors and 10% or more stockholders) was approximately $42 million and the total market value of our listed securities was approximately $49 million. There is no assurance that we will continue to meet the minimum closing price requirement and other listing requirements. As of March 31, 2015, we had stockholders’ equity of $26.7 million.

On October 28, 2013, we effected a 4.5-to-1 reverse stock split of our common stock primarily for purposes of increasing the market price of our common stock, among others, and our common stock started to trade on the post-split basis on October 29, 2013. Other companies have found that the increased stock prices resulting from reverse splits tend to diminish over time unless supported by positive developments in the business. The closing price of our common stock as reported on The NASDAQ Capital Market has declined from $5.14 on October 29, 2013 to $2.47 on May 8, 2015.

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

We currently have significant net operating losses (NOLs) that may be used to offset future taxable income. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. The Company annually performs analyses to determine if there were changes in ownership, as defined by Section 382 of the Internal Revenue Code that would limit its ability to utilize certain net operating loss and tax credit carry forwards. The Company determined that it experienced an ownership change, as defined by Section 382, in connection with certain common stock offerings on July 25, 2011, February 5, 2013 and on June 3, 2013. As a result, the utilization of the Company's federal tax net operating loss carry forwards generated prior to the ownership changes is limited. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, which would significantly limit our ability to utilize NOLs to offset future taxable income.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1+	Early Access Agreement dated as of January 13, 2015, by and between the Company and Impatients N.V.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders' Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

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

May 11. 2015

CELSION CORPORATION

Registrant

By:	/s/ Michael H. Tardugno
Michael H. Tardugno
Chairman, President and Chief Executive Officer

By:	/s/ Jeffrey W. Church
Jeffrey W. Church
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents

10.1+	Early Access Agreement dated as of January 13, 2015, by and between the Company and Impatients N.V.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders' Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

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