Form 10-Q/A
period 2015-03-31
Celsion CORP
filed 2015-06-19
CIK 749647

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

As of June 18, 2015, the Registrant had 23,005,186 shares of Common Stock, $0.01 par value per share, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) of Celsion Corporation, a Delaware corporation (the “Company”), amends the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2015 (the “Form 10-Q”), and is being filed to replace Exhibit 10.1 originally filed with the Form 10-Q and indicate that confidential treatment with respect to specific portions of the exhibit has been requested. The exhibit was revised to disclose certain information that was originally redacted and that the Company has determined to disclose in connection with the processing of the confidential treatment application with the SEC.

No other changes were made to the Form 10-Q other than those described above. This Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Amendment, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed as exhibits to the Form 10-Q have been re-executed and re-filed as of the date of this Amendment and are included as exhibits hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of such certifications have been omitted.

PART II: OTHER INFORMATION

Item 6.	Exhibits.

10.1+*	Early Access Agreement dated as of January 13, 2015, by and between the Company and Impatients N.V.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

101***

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders’ Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

*	Confidential treatment with respect to specific portions of this Exhibit has been requested, and such portions are omitted and have been filed separately with the SEC.

**	Previously furnished with the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015.

***	Previously filed with the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 19, 2015

CELSION CORPORATION

Registrant

By:	/s/ Michael H. Tardugno
Michael H. Tardugno
Chairman, President and Chief Executive Officer

By:	/s/ Jeffrey W. Church
Jeffrey W. Church
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents

10.1+*	Early Access Agreement dated as of January 13, 2015, by and between the Company and Impatients N.V.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

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

*	Confidential treatment with respect to specific portions of this Exhibit has been requested, and such portions are omitted and have been filed separately with the SEC.

**	Previously furnished with the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015.

***	Previously filed with the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015.