Form 10-Q
period 2015-06-30
Celsion CORP
filed 2015-08-10
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 7, 2015, the Registrant had 23,027,988 shares of common stock, $0.01 par value per share, outstanding.

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

ii

PART I: FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

	June 30, 2015 (unaudited)	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$11,950,991	$12,686,881
Investment securities – available for sale, at fair value	18,778,343	24,173,406
Accrued interest receivable on investment securities	51,765	210,030
Advances, deposits and other current assets	684,317	435,954
Total current assets	31,465,416	37,506,271

Property and equipment (at cost, less accumulated depreciation of $1,849,517 and $1,633,517, respectively)	1,009,408	1,170,497

Other assets:
In-process research and development	25,801,728	25,801,728
Goodwill	1,976,101	1,976,101
Deposits, deferred fees and other assets	152,450	226,810
Patent licensing fees, net	9,375	13,125
Total other assets	27,939,654	28,017,764

Total assets	$60,414,478	$66,694,532

See accompanying notes to the financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

(Continued)

	June 30, 2015 (unaudited)	December 31, 2014

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable – trade	$3,202,950	$3,480,225
Other accrued liabilities	2,235,966	2,456,365
Notes payable – current portion	3,865,219	3,654,231
Deferred revenue – current portion	500,000	500,000
Total current liabilities	9,804,135	10,090,821

Earn–out milestone liability	13,905,238	13,663,710
Common stock warrant liability	–	275,008
Notes payable – non-current portion	4,286,345	6,053,065
Deferred revenue – non-current portion	3,250,000	3,500,000
Other liabilities - non-current	63,408	286,592

Total liabilities	31,309,126	33,869,196

Stockholders' equity:
Preferred stock, $0.01 par value: 100,000 shares authorized; no shares issued or outstanding at June 30, 2015 and December 31, 2014, respectively	–	–
Common stock, $0.01 par value; 75,000,000 shares authorized; 23,099,103 and 20,097,603 shares issued at June 30, 2015 and December 31, 2014, and 23,006,186 and 19,984,203 shares outstanding at June 30, 2015 and December 31, 2014, respectively	230,991	200,976
Additional paid-in capital	238,644,773	229,778,703
Accumulated other comprehensive loss	(4,315)	(16,032)
Accumulated deficit	(208,074,411)	(195,073,702)
Subtotal	30,797,038	34,889,945
Treasury stock, at cost (92,917 and 113,400 shares at June 30, 2015 and December 31, 2014, respectively)	(1,691,686)	(2,064,609)

Total stockholders' equity	29,105,352	32,825,336

Total liabilities and stockholders' equity	$60,414,478	$66,694,532

See accompanying notes to the financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Licensing revenue	$125,000	$125,000	$250,000	$250,000

Operating expenses:
Research and development	3,567,699	3,165,473	8,074,107	6,058,641
General and administrative	1,801,843	2,305,208	3,833,683	4,739,065
Acquisition costs	–	1,067,267	–	1,067,267
Total operating expenses	5,369,542	6,537,948	11,907,790	11,864,973

Loss from operations	(5,244,542)	(6,412,948)	(11,657,790)	(11,614,973)

Other (expense) income:
Loss from change in valuation of common stock warrant liability	(18,018)	(18,613)	(61,246)	(15,587)
Loss from valuation of earn-out milestone liability	(69,392)	–	(241,528)	–
Investment income, net	16,865	23,734	33,245	30,753
Interest expense	(360,259)	(263,115)	(752,562)	(493,828)
Other income (expense)	601	(2,488)	68	(2,488)
Total other (expense) income, net	(430,203)	(260,482)	(1,022,023)	(481,150)

Net loss	(5,674,745)	(6,673,430)	(12,679,813)	(12,096,123)

Net loss per common share
Basic and diluted	$(0.27)	$(0.38)	$(0.62)	$(0.71)

Weighted average shares outstanding
Basic and diluted	20,969,821	17,526,531	20,477,344	16,931,914

See accompanying notes to the financial statements.

CELSION CORPORATION

 CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Other comprehensive (loss) gain

Changes in:
Realized loss on investment securities recognized in investment income, net	$339	$3,081	$210	$23,691
Unrealized gain on investment securities	3,300	12,987	11,507	8,646

Other comprehensive gain	3,639	16,068	11,717	32,337

Net loss	(5,674,745)	(6,673,430)	(12,679,813)	(12,096,123)

Comprehensive loss	$(5,671,106)	$(6,657,362)	$(12,668,096)	$(12,063,786)

See accompanying notes to the financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(12,679,813)	$(12,096,123)
Non-cash items included in net loss:
Depreciation and amortization	219,750	174,750
Change in fair value of common stock warrant liability	61,246	15,587
Change in fair value of earn-out milestone liability	241,528	–
Deferred revenue	(250,000)	(250,000)
Stock-based compensation	1,310,081	1,721,476
Shares issued out of treasury	52,027	30,801
Amortization of deferred finance charges and debt discount associated with notes payable	245,230	176,229
Change in deferred rent liability	(13,999)	(11,280)
Loss realized on sale of investment securities	210	23,691
Net changes in:
Accrued interest on short term investments	158,265	(79,099)
Prepaid expenses, deposits and other assets	(248,363)	189,042
Accounts payable - trade	(486,460)	1,932,916
Accrued liabilities	(220,399)	(834,533)
Net cash used in operating activities	(11,610,697)	(9,006,543)

Cash flows from investing activities:
Purchases of investment securities	(15,487,755)	(22,491,879)
Proceeds from sale and maturity of investment securities	20,894,325	19,490,000
Cash used in acquisition of EGEN, Inc. assets, net of cash received	–	(2,820,849)
Refund on security for letter of credit	50,000	50,000
Purchases of property and equipment	(54,911)	(119,745)
Net cash provided by (used in) investing activities	5,401,659	(5,892,473)

Cash flows from financing activities:
Proceeds from sale of common stock equity, net of issuance costs	7,249,750	13,788,811
Proceeds from note payable	–	5,000,000
Principal payments on notes payable	(1,776,602)	(10,891)
Net cash provided by financing activities	5,473,148	18,777,920

(Decrease) increase in cash and cash equivalents	(735,890)	3,878,904
Cash and cash equivalents at beginning of period	12,686,881	5,718,504
Cash and cash equivalents at end of period	$11,950,991	$9,597,408

Supplemental disclosures of cash flow information:
Fair value of common stock issued in acquisition of EGEN, Inc. assets	–	$10,852,266

Interest paid	$507,332	$317,600

See accompanying notes to the financial statements.

CELSION CORPORATION

 NOTES TO THE CONDENSED CONSOLIDATED

 FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

Note 1.   Business Description

Celsion Corporation, a Delaware corporation based in Lawrenceville, New Jersey, and its wholly owned subsidiary, CLSN Laboratories, Inc., also a Delaware corporation, referred to herein as “Celsion”, “we”, or “the Company,” as the context requires, is a fully-integrated oncology drug development company focused on developing a portfolio of innovative cancer treatments, including directed chemotherapies, immunotherapies and RNA- or DNA-based therapies. Our lead program is ThermoDox®, a proprietary heat-activated liposomal encapsulation of doxorubicin, currently in Phase III development for the treatment of primary liver cancer and in Phase II development for the treatment of recurrent chest wall breast cancer. Our pipeline also includes GEN-1, a DNA-based immunotherapy for the localized treatment of ovarian and brain cancers. We have three platform technologies for the development of treatments for those suffering with difficult-to-treat forms of cancer, novel nucleic acid-based immunotherapies and other anti-cancer DNA or RNA therapies, including TheraPlas™ and TheraSilence™. We are working to develop and commercialize more efficient, effective and targeted oncology therapies based on our technologies, with the goal to develop novel therapeutics that maximize efficacy while minimizing side effects common to cancer treatments.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on March 12, 2015 with the Securities and Exchange Commission (SEC).

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606). This guidance is intended to improve and converge with international standards regarding the financial reporting requirements for revenue from contracts with customers. It will be effective for our first quarter of 2018 and early adoption is not permitted. We are currently evaluating the impact of adoption of this new accounting pronouncement on our financial statements.

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

For the three and six month periods ended June 30, 2015 and 2014, diluted loss attributable to common shareholders per common share was the same as basic loss attributable to common shareholders per common share as all options and warrants that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted earnings attributable to common shareholders per common share as their effect would have been anti-dilutive. The total number of shares of common stock issuable upon exercise of warrants and equity awards were 8,188,708 for the three and six month periods ended June 30, 2015 and were 6,948,415 for the three and six month periods ended June 30, 2014.

Note 5.   Investment Securities - Available For Sale

Investment securities available for sale of $18,778,343 and $24,173,406 as of June 30, 2015 and December 31, 2014, respectively, consist of commercial paper and corporate debt securities.  They are valued at fair value, with unrealized gains and losses reported as a separate component of Stockholders’ Equity in Accumulated Other Comprehensive Loss.

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

A summary of the cost, fair value and maturities of the Company’s short-term investments is as follows:

	June 30, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
Short-term investments
Certificate of deposit	$4,760,000	$4,760,488	$5,000,000	$4,996,568
Bonds- corporate issuances	14,020,888	14,017,855	19,189,438	19,176,838
Total short-term investments	$18,780,888	$18,778,343	$24,189,438	$24,173,406

	June 30, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
Short-term investment maturities
Within 3 months	$7,601,405	$7,601,830	$16,881,490	$16,872,158
Between 3-12 months	11,179,483	11,176,513	7,307,948	7,301,248
Total	$18,780,888	$18,778,343	$24,189,438	$24,173,406

The following table shows the Company’s investment securities with unrealized holding gains and losses and their fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014.  The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	June 30, 2015		December 31, 2014
Description of Securities	Fair Value	Unrealized Holding Gains (Losses)	Fair Value	Unrealized Holding Gains (Losses)

Available for Sale (all unrealized holding gains and losses are less than 12 months at date of measurement)
Short-term investments with unrealized gains	$6,080,493	$2,329	–	–
Short-term investments with unrealized losses	12,697,850	(4,874)	24,173,406	(16,032)
Total	$18,778,343	$(2,545)	$24,173,406	$(16,032)

Investment income, which includes net realized losses on sales of available for sale securities and investment income interest and dividends, is summarized as follows:

	Three Months Ended June 30,
Description of Securities	2015	2014

Interest and dividends accrued and paid	$38,772	$277,761
Accretion of investment premium	(21,569)	(250,946)
Realized losses	(339)	(3,081)
Investment income, net	$16,865	$23,734

	Six Months Ended June 30,
Description of Securities	2015	2014

Interest and dividends accrued and paid	$131,974	$580,975
Accretion of investment premium	(98,519)	(526,531)
Realized losses	(210)	(23,691)
Investment income, net	$33,245	$30,753

The following table presents the change, by component, in accumulated other comprehensive loss for the first six months of 2015.

Accumulated Other Comprehensive Loss
Balance at January 1, 2015	$(16,032)

Unrealized gains on investment securities	11,507
Realized loss reclassified from other accumulated comprehensive loss	210
Net other comprehensive loss, net	11,717

Balance at June 30, 2015	$(4,315)

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

Cash and cash equivalents, other current assets, accounts payable and other accrued liabilities are reflected in the balance sheet at their estimated fair values primarily due to their short-term nature. There were no transfers of assets of liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the six months ended June 30, 2015 except for the change in the fair market value of the warrant liability and the change in the earn-out milestone liability were included in earnings.

Assets and liabilities measured at fair value are summarized below:

	Total Fair Value on the Balance Sheet	Quoted Prices In Active Markets For Identical Assets / Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Recurring items as of June 30, 2015
Short-term investments available for sale	$18,778,343	$18,778,343	─	─

Recurring items as of December 31, 2014
Short-term investments available for sale	$24,173,406	$24,173,406	─	─

Non-recurring items as of December 31, 2014
In-process research and development (Note 7)	$25,801,728	─	─	$25,801,728

Goodwill (Note 7)	$1,976,101	─	─	$1,976,101

	Total Fair Value on the Balance Sheet	Quoted Prices In Active Markets For Identical Assets / Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Recurring items as of June 30, 2015
Common stock warrant liability (Note 13)	─	─	─	─

Earn-out milestone liability (Note 12)	$13,905,238	─	─	$13,905,238

Recurring items as of December 31, 2014
Common stock warrant liability (Note 13)	$275,008	─	─	$275,008

Earn-out milestone liability (Note 12)	$13,663,710	─	─	$13,663,710

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

* The total aggregate purchase price for the acquisition of substantially all the assets of EGEN included potential future Earn-out Payments contingent upon achievement of certain milestones. The difference between the aggregate $30.4 million in future Earn-out Payments and the $13.9 million included in the fair value of the acquisition consideration at June 20, 2014 was based on the Company's risk-adjusted assessment of each milestone and utilizing a discount rate based on the estimated time to achieve the milestone. These milestone payments will be fair valued at the end of each quarter and any change in their value will be recognized in the financial statements. As of June 30, 2015, the Company fair valued these milestones at $13.9 million and recognized a non-cash charge of $241,528 as a result of the change in the fair value of these milestones from December 31, 2014.

Under the acquisition method of accounting, the total purchase price is allocated to EGEN’s net tangible and intangible assets and liabilities based on their estimated fair values as of the acquisition date. There were no subsequent adjustments to provisional amounts in finalizing the purchase price allocation of acquisition of substantially all of the assets of Egen, Inc. on June 20, 2014. The following table summarizes the fair values of these assets acquired and liabilities assumed related to the acquisition.

Property and equipment, net	35,000
In-process research and development	25,802,000
Goodwill	1,976,000
Total assets:	27,813,000
Accounts payable and accrued liabilities	(235,000)
Net assets acquired	$27,578,000

The purchase price exceeded the estimated fair value of the net assets acquired by approximately $2.0 million which was recorded as goodwill.

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

Pro Forma Information

The following unaudited pro forma information presents our condensed results of operations as if the acquisition of EGEN had occurred on January 1, 2014:

	Three Months Ended June 30,
	2015	2014
Revenues	$125,000	$125,000
Loss from operations	(5,244,542)	(6,214,162)
Net loss applicable to common shareholders	(5,674,745)	(6,575,376)

	Six Months Ended June 30,
	2015	2014
Revenues	$250,000	$250,000
Loss from operations	(11,657,790)	(12,116,500)
Net loss applicable to common shareholders	(12,679,813)	(12,582,418)

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

Note 8. Accrued Liabilities

Other accrued liabilities at June 30, 2015 and December 31, 2014 include the following:

	June 30, 2015	December 31, 2014
Amounts due to Contract Research Organizations and other contractual agreements	$1,084,432	$857,730
Accrued payroll and related benefits	612,920	961,440
Accrued professional fees	441,500	502,300
Accrued interest on notes payable	77,094	96,875
Other	20,020	38,020

Total Accrued Liabilities	$2,235,966	$2,456,365

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

The Company valued the Hercules Warrant issued at the inception of the loan using the Black-Scholes option pricing model and recorded $521,763 in 2013 as deferred financing fees.  In calculating the value of the warrant, the Company assumed a volatility rate of 102%, risk free interest rate of 1.37%, an expected life of 5 years, a stock price of $3.55 (closing price on date of the Hercules Warrant) and no expected forfeitures nor dividends.  In the second quarter of 2014, the Company reassessed the classification of the warrant and concluded the original amount should be reclassified from deferred financing fees and equity as the warrant contains a provision which required the exercise price to be adjusted downward to a lower price at which time the Company would sell and issue shares in a financing for cash during the one-year anniversary of the date of issuance of the warrant. Therefore, other assets and additional paid in capital were both reduced by the $521,763. The Company then valued the warrant for the initial 97,493 shares of the common stock as of the inception of the loan and recorded $260,928 as a debt discount to be amortized as interest expense using the effective interest method over the life of the loan and recognized a warrant liability for this amount. In connection with the closing of the second $5 million tranche on June 9, 2014, the Company then valued the warrant for the additional 97,493 shares of the common stock which became available and exercisable as of the date and recorded $215,333 as a debt discount to be amortized as interest expense using the effective interest method over the life of the loan and recognized a warrant liability for this amount. In calculating the value of the warrant for the additional shares of the common stock on June 10, 2014, the Company assumed a volatility rate of 104%, risk free interest rate of 1.69%, an expected remaining life of 4.5 years, a stock price of $3.07 (closing price June 9, 2014) and no expected forfeitures nor dividends.  The warrant liability was fair valued at the end of each quarter and the resulting change in fair value will be recognized in net income.

In the second quarter of 2015, the Company concluded the warrant provision which provided for the exercise price to be adjusted downward as described above had expired. Therefore, the Company valued the warrant at $336,254 immediately prior to this event and recorded non-cash charges to net income of $18,018 and $61,246 in the second quarter and year to date periods of 2015, respectively. The Company also reduced the liability to zero and increased equity by $336,254 at this time.

Also in connection with each of the $5.0 million tranches, the Company will be required to pay an end of term charge equal to 3.5% of each original loan amount at time of maturity. Therefore, these amounts totaling $350,000 are being amortized as interest expense using the effective interest method over the life of the loan.

For the three and six month periods ended June 30, 2015, the Company incurred $242,421 and $507,332 in interest expense and amortized $117,838 and $245,230 as interest expense for deferred fees, debt discount and end of term charges in connection with the Hercules Credit Agreement.

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

Following is a schedule of future principal payments before debt discount due on the Hercules Credit Agreement:

For the Year ending June 30,

2016	$3,865,219
2017	4,358,179

Total	$8,223,398

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

The Term A Loan was originally scheduled to mature on October 15, 2015.  As a result of the Hercules Credit Agreement discussed above, the Company terminated the Oxford & Horizon Credit Agreement and repaid the outstanding principal, accrued interest and termination fees totaling approximately $4.1 million.

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

Note 10. Stockholders’ Equity

May 2015 Common Stock Offering

On May 27, 2015, the Company entered into a Securities Purchase Agreement with certain investors, pursuant to which the Company sold and issued on June 1, 2015, in a registered direct offering (the May 2015 Offering), an aggregate of 3,000,000 shares of common stock at an offering price of $2.675 per share for gross proceeds of $8.0 million before the deduction of the placement agent fee and offering expenses. The Shares were offered by the Company pursuant to a registration statement on Form S-3 (File No. 333-183286), which was initially filed with the SEC on August 13, 2012, as amended on August 20, 2012, and was declared effective by the SEC on September 14, 2012 (the Shelf Registration Statement).

In a concurrent private placement closed on June 1, 2015, the Company issued to the investors in the May 2015 Offering certain warrants (the May 2015 Warrants) at an exercise price of $2.60 per share. The May 2015 Warrants are exercisable to purchase 0.65 share of common stock for each share of common stock purchased in the May 2015 Offering for an aggregate of 1,950,000 shares of common stock. Each May 2015 Warrant will be exercisable on the date of its issuance until the five-year anniversary of the date of issuance. On July 10, 2015, the Company filed a registration statement for the resale of any shares of common stock issuable upon the exercise of the May 2015 Warrants on Form S-3 (File No. 333-205608) which was declared effective by the SEC on July 30, 2015.

Under this purchase agreement, the Company is prohibited, for a period of three months after the closing, from effecting or entering into an agreement to issue common stock or, for a period of five months after the closing, any other securities that are at any time convertible into, or exercisable or exchangeable for, or otherwise entitle the holder thereof to receive, common stock to the extent such issuance or sale involves certain variable conversion, exercise or exchange prices or such agreement provides for sale of securities at a price to be determined in the future.

January 2014 Common Stock Offering

On January 15, 2014, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company sold, in a registered offering, an aggregate of 3,603,604 shares of its common stock and warrants to purchase up to 1,801,802 shares of common stock, for an aggregate purchase price of approximately $15 million (the January 2014 Offering). The shares of common stock and warrants were sold in units, with each unit consisting of one share of common stock, a Series A warrant to purchase 0.25 share of common stock and a Series B warrant to purchase 0.25 share of common stock. Each unit was sold at a purchase price of $4.1625. Each Series A warrant will be exercisable during one year after its issuance date and until the five-year anniversary of the issuance date. Each Series B warrant was exercisable at any time on or after its issuance date had expired as of January 15, 2015. Each warrant has an exercise price of $4.10 per share.

Controlled Equity Offering

On February 1, 2013, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the ATM Agreement) with Cantor Fitzgerald & Co., as sales agent (Cantor), pursuant to which the Company may offer and sell, from time to time, through Cantor, shares of its common stock having an aggregate offering price of up to $25.0 million (the ATM Shares) pursuant to the Shelf Registration Statement. Under the ATM Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the our common stock or to or through a market maker.  From February 1, 2013 through February 25, 2013, the Company sold and issued an aggregate of 1,195,927 shares of common stock under the ATM Agreement, receiving approximately $6.8 million in net proceeds.

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

The ATM Agreement will terminate upon the earlier of (i) the sale of ATM Shares under the ATM Agreement having an aggregate offering price of $25 million and (ii) the termination of the ATM Agreement by Cantor or the Company. The ATM Agreement may be terminated by Cantor or the Company at any time upon 10 days' notice to the other party, or by Cantor at any time in certain circumstances, including the occurrence of a material adverse change in the Company.  The Company pays Cantor a commission of 3.0% of the aggregate gross proceeds from each sale of ATM Shares and has agreed to provide Cantor with customary indemnification and contribution rights. The Company also reimbursed Cantor for legal fees and disbursements, of $50,000, in connection with entering into the ATM Agreement. We have sold and issued an aggregate of 1,195,927 shares under the ATM Agreement so far, receiving approximately $6.8 million in net proceeds. In connection with the May 2015 Offering, we have agreed not to sell any additional shares under the ATM Agreement until September 1, 2015.

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

The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Six Months Ended June 30,
	2015	2014
Risk-free interest rate	2.06-2.93%	2.63 - 2.75%
Expected volatility	92.9-93.0%	98.7 - 100.72%
Expected life (in years)	10.00	10.00
Expected forfeiture rate	5%	5%
Expected dividend yield	0.0%	0.0%

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

A summary of the Company’s stock option and restricted stock awards for the six months ended June 30, 2015 is as follows:

	Stock Options		Restricted Stock Awards		Weighted Average
Equity Awards	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Contractual Terms of Equity Awards (in years)

Equity awards outstanding at December 31, 2014	1,744,755	$7.20	7,018	$3.32
Equity awards granted	709,250	$2.44	36,000	$3.47
Equity awards exercised	–	–	(1,500)	$2.54
Equity awards forfeited, cancelled or expired	(201,490)	$10.83	–	–
Equity awards outstanding at June 30, 2015	2,252,515	$5.86	41,518	$3.48	7.7

Aggregate intrinsic value of outstanding awards at June 30, 2015	–		$110,853

Equity awards exercisable at June 30, 2015	1,421,390	$7.56			6.8

Aggregate intrinsic value of awards exercisable June 30, 2015	–

Total compensation cost related to employee stock options and restricted stock awards amounted to $462,468 and $1,035,196 for the six months ended June 30, 2015 and 2014, respectively.  Total compensation cost related to employee stock options and restricted stock awards amounted to $1,310,081 and $1,721,476 for the six months ended June 30, 2015 and 2014, respectively. No compensation cost related to share-based payments arrangements was capitalized as part of the cost of any asset as of June 30, 2015 and 2014.

As of June 30, 2015, there was $1.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.3 years. The weighted average grant-date fair value was $2.15 and $3.19 per share for the options granted during the six months ended June 30, 2015 and 2014, respectively.  The weighted average grant-date fair value was $3.47 and $3.72 for the restricted stock awards granted during the six months ended June 30, 2015 and 2014, respectively.

Collectively, for all of the Company’s stock option plans as of June 30, 2015, there were a total of 3,672,770 shares reserved with 2,294,033 equity awards granted and 1,378,737 equity awards available for future issuance.

Note 12. Earn-out Milestone Liability

The total aggregate purchase price for the EGEN Acquisition included potential future Earn-out Payments contingent upon achievement of certain milestones. The difference between the aggregate $30.4 million in future Earn-out Payments and the $13.9 million included in the fair value of the acquisition consideration at June 20, 2014 was based on the Company's risk-adjusted assessment of each milestone (10% to 67%) and utilizing a discount rate based on the estimated time to achieve the milestone (1.5 to 7.0 years). The earn-out milestone liability will be fair valued at the end of each quarter and any change in their value will be recognized in the financial statements. At June 30, 2015, the Company fair valued the earn-out milestone liability at $13.9 million and recognized a non-cash charge of $69,392 and $241,528 during the three and six month periods ended June 30, 2015, respectively, as a result of the change in the fair value of earn-out milestone liability from $13.8 million and $13.7 million at March 31, 2015 and December 31, 2014, respectively.

The fair value of the earn-out milestone liability at June 30, 2015 was based on the Company's risk-adjusted assessment of each milestone (10% to 67%) utilizing a discount rate based on the estimated time to achieve the milestone (0.9 to 3.0 years). The fair value of the earn-out milestone liability at December 31, 2014 was based on the Company's risk-adjusted assessment of each milestone (10% to 67%) utilizing a discount rate based on the estimated time to achieve the milestone (1.2 to 6.5 years).

The following is a summary of the changes in the earn-out milestone liability for 2015:

Balance at January 1, 2015	$13,663,710
Non-cash charge from the adjustment for the change in fair value included in net loss	241,528
Balance at June 30, 2015	$13,905,238

Note 13. Warrants

Common Stock Warrants

Following is a summary of all warrant activity for the six months ended June 30, 2015:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price

Warrants outstanding at December 31, 2014	5,069,815	$8.18

Warrants issued during the six months ended June 30, 2015	1,950,000	$2.60

Warrants expired during the six months ended June 30, 2015	(1,125,140)	$7.98
Warrants outstanding at June 30, 2015	5,894,675	$6.37

Aggregate intrinsic value of outstanding warrants at June 30, 2015	–

Weighted average remaining contractual terms (in years)	3.3

In September 2009, the Company closed a registered direct offering with a select group of institutional investors that raised gross proceeds of $7.1 million and net proceeds of $6.3 million.  In connection with this registered direct offering, the Company issued 448,478 shares of its common stock and warrants to purchase 224,239 shares of common stock. On March 31, 2015, all unexercised warrants associated with this registered direct offering expired. As discussed in Note 10, the Series B warrants to purchase 900,901 shares of common stock issued in connection with the January 2014 Offering expired in January 2015.

Common Stock Warrant Liability

As of December 31, 2014, the Company recorded a common stock warrant liability of $275,008. The fair value of the warrants associated with the September 2009 registered direct offering at December 31, 2014 and the warrants associated with the Hercules loan, as more fully described in Note 9, at December 31, 2014 was calculated using the Black-Scholes option-pricing model with the following assumptions:

December 31, 2014
Risk-free interest rate	0.04 - 1.66%
Expected volatility	40.9- 98.35%
Expected life (in years)	0.25 -3.9
Expected forfeiture rate	0.0%
Expected dividend yield	0.00%

Under the terms of the warrants associated with the September 2009 registered direct offering, upon certain transactions, including a merger, tender offer or sale of all or substantially all of the assets of the Company, each warrant holder could have elected to receive a cash payment in exchange for the warrant, in an amount determined by application of the Black-Scholes option valuation model. Accordingly, pursuant to ASC 815.40, Derivative Instruments and Hedging - Contracts in Entity’s Own Equity, the warrants were recorded as a liability and marked to market each period through the Statement of Operations in other income or expense. At the end of each subsequent quarter, the Company revalued the fair value of the warrants and the change in fair value was recorded as a change to the warrant liability and the difference was recorded through the Statement of Operations in other income or expense. The warrants expired in March 2015.

As discussed in Note 9, the Company concluded in the second quarter of 2015 the warrant provision which required the exercise price of the warrant to be adjusted downward to a lower price at which the Company would sell and issue shares in a financing for cash during the one-year anniversary of the warrant had expired. Therefore, the Company valued the warrant at $336,254 immediately prior to this event using a risk-free interest rate of 1.98%, expected volatility of 99.71%, an expected remaining life of 4 years and no forfeiture nor dividends expected. The Company recorded non-cash charges to net income of $18,018 and $61,246 in the second quarter and year to date periods of 2015, respectively, and reduced the liability to zero and increased equity by $336,254 at this time.

The following is a summary of the changes in the common stock warrant liability for the six month period ended June 30, 2015:

Beginning balance as of January 1, 2015	$275,008
Loss from the adjustment for the change in fair value included in net loss	61,246
Fair value of warrants reclassified as equity (Note 9)	(336,254)
Ending balance as of June 30, 2015	–

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

In connection with the EGEN Asset Purchase Agreement in June 2014, the Company assumed the existing lease with another landlord for an 11,500 square foot premises located in Huntsville Alabama. This lease has a remaining term of 32 months with monthly rent payments of approximately $23,200.

Note 15. Technology Development and Licensing Agreements

On May 7, 2012 the Company entered into a long term commercial supply agreement with Zhejiang Hisun Pharmaceutical Co. Ltd. (Hisun) for the production of ThermoDox® in the China territory.  In accordance with the terms of the agreement, Hisun will be responsible for providing all of the technical and regulatory support services, including the costs of all technical transfer, registration and bioequivalence studies, technical transfer costs, Celsion consultative support costs and the purchase of any necessary equipment and additional facility costs necessary to support capacity requirements for the manufacture of ThermoDox®.  Celsion will repay Hisun for the aggregate amount of these development costs and fees commencing on the successful completion of three registration batches of ThermoDox®.  Hisun is also obligated to certain performance requirements under the agreement.  The agreement will initially be limited to a percentage of the production requirements of ThermoDox® in the China territory with Hisun retaining an option for additional global supply after local regulatory approval in the China territory.  In addition, Hisun will collaborate with Celsion around the regulatory approval activities for ThermoDox® with the China State Food and Drug Administration (CHINA FDA).  During the first quarter of 2015, Hisun completed the successful manufacture of three registration batches of ThermoDox® and the Company accrued $685,787 for the aggregate development costs and fees associated with these batches in March 2015. This amount was paid in April 2015.

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

ThermoDox®

Our lead product ThermoDox® is being evaluated in a Phase III clinical trial for primary liver cancer (the OPTIMA study) which was initiated in the first half of 2014 and a Phase II clinical trial for recurrent chest wall breast cancer (the DIGNITY Studies). ThermoDox® is a liposomal encapsulation of doxorubicin, an approved and frequently used oncology drug for the treatment of a wide range of cancers.  Localized heat at mild hyperthermia temperatures (greater than 39.5° Celsius) releases the encapsulated doxorubicin from the liposome enabling high concentrations of doxorubicin to be deposited preferentially in and around the targeted tumor.

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

The data from the HEAT Study post-hoc analysis suggest that ThermoDox® may substantially improve overall survival, when compared to the control group, in patients if their lesions undergo a 45 minute RFA procedure standardized for a lesion greater than 3 cm in diameter. Data from seven OS sweeps have been conducted since the top line PFS data from the HEAT Study were announced in January 2013, with each data set showing clinical benefit with progressive improvement in statistical significance. The most recent post-hoc OS analysis data from the HEAT Study as of July 15, 2015 (announced on August 6, 2015) demonstrated that in a large, well bounded, subgroup of patients (n=285, 41% of the study patients), the combination of ThermoDox® and optimized RFA provided a 58% improvement in OS compared to optimized RFA alone. The Hazard Ratio at this latest quarterly OS analysis is 0.63 (95% CI 0.43 – 0.93) with a p-value of 0.0198. Median overall survival for the ThermoDox® group has been reached which translates into a 25.4 month (2.1 year) survival benefit over the optimized RFA only group (79 months for the ThermoDox® plus optimized RFA group versus 53.6 months for the optimized RFA only group). These data continue to support the protocol for the Phase III OPTIMA Study, which is evaluating ThermoDox® in combination with optimized RFA, which will be standardized to a minimum of 45 minutes across all investigators and clinical sites for treating lesions 3 to 7 centimeters, versus standardized RFA alone. The study is expected to enroll up to 550 patients globally in up to 75 clinical sites in the United States, Europe, China and Asia Pacific.

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

The OPTIMA Study. On February 24, 2014, we announced that the U.S. Food and Drug Administration (FDA), after its customary 30 day review period, accepted without comment, subject to compliance with regulatory standards, our pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox®, our proprietary heat-activated liposomal encapsulation of doxorubicin in combination with RFA in primary liver cancer, also known as HCC (the OPTIMA Study). The OPTIMA Study trial design is based on the comprehensive analysis of data from the HEAT study, which, as described previously, demonstrated that treatment with ThermoDox® resulted in an approximate 58% improvement in overall survival in a large number of HCC patients that received an optimized RFA treatment for longer than 45 minutes. Designed with extensive input from globally recognized HCC researchers and clinicians and, after formal written consultation with the FDA, the OPTIMA Study was launched in the first half of 2014. The OPTIMA Study is expected to enroll up to 550 patients globally at up to 100 sites in the United States, Europe, China and elsewhere in the Asia Pacific region, and will evaluate ThermoDox® in combination with standardized RFA, which will require a minimum of 45 minutes across all investigators and clinical sites for treating lesions 3 to 7 centimeters, versus standardized RFA alone. The primary endpoint for the trial is overall survival, and the secondary endpoints for the trial are PFS and Safety. The statistical plan calls for two interim efficacy analyses by an independent Data Monitoring Committee.

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

The DIGNITY Study. On July 6, 2015 we announced positive interim data from the DIGNITY Trial of ThermoDox® in recurrent chest wall (RCW) breast cancer.  The trial is designed to enroll up to 20 patients at five clinical sites in the United States and is evaluating ThermoDox® in connection with mild hyperthermia. Of the 17 patients enrolled and treated in the DIGNITY Study, 13 were eligible for evaluation of efficacy. Based on data available to date, every patient experienced a clinical benefit of their highly refractory disease with a local response rate of 69% observed in the 13 evaluable patients, notably five complete responses, four partial responses and four patients with stable disease.  The Company remains on track to complete enrollment in the study in the third quarter of 2015. These data are consistent with the previously reported Phase 1 data for ThermoDox® plus hyperthermia in RCW breast cancer, including combined clinical data from the Company's Phase 1 DIGNITY Study and a Duke University sponsored Phase 1 trial of ThermoDox®. The two similarly designed studies enrolled patients with highly resistant tumors found on the chest wall and who had progressed on previous therapies.  There were 29 patients treated in the two trials, including 11 patients in the DIGNITY study and 18 patients in the Duke study.  Of the 29 patients treated, 23 were eligible for evaluation of efficacy.  A local response rate of over 60% was reported in 14 of the 23 evaluable patients, with five complete responses and nine partial responses.

Acquisition of EGEN

On June 20, 2014, we completed the acquisition of substantially all of the assets of EGEN, Inc., an Alabama Corporation (EGEN), pursuant to an Asset Purchase Agreement. CLSN Laboratories, Inc., a Delaware corporation and a wholly-owned subsidiary of ours (CLSN Laboratories), acquired all of EGEN’s right, title and interest in and to substantially all of the assets of EGEN, including cash and cash equivalents, patents, trademarks and other intellectual property rights, clinical data, certain contracts, licenses and permits, equipment, furniture, office equipment, furnishings, supplies and other tangible personal property. In addition, CLSN Laboratories assumed certain specified liabilities of EGEN, including the liabilities arising out of the acquired contracts and other assets relating to periods after the closing date. The consideration of the acquisition included an initial payment of approximately $3.0 million in cash plus 2.7 million shares of Celsion’s common stock. Additional consideration included contingent value rights totaling $30.4 million, payable in cash, shares of Celsion common stock or a combination thereof, at Celsion’s option, upon achievement of three major milestone events as follows:

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

In the acquisition, we purchased GEN-1 (formerly known as EGEN-001), a DNA-based immunotherapy for the localized treatment of ovarian and brain cancers, and three platform technologies for the development of treatments for those suffering with difficult-to-treat forms of cancer, novel nucleic acid-based immunotherapies and other anti-cancer DNA or RNA therapies, including TheraPlas™ and TheraSilence™. In February 2015, we announced that the FDA accepted, without comment, the Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer. The clinical trial will identify a safe, tolerable and potentially therapeutically active dose of GEN-1 while maximizing an immune response. The trial is designed to enroll three to six patients per dose level and will evaluate safety and efficacy and attempt to define an optimal dose to carry forward into a Phase II trial. We expect to initiate enrollment for the trial in the second half of 2015 at five to six U.S. clinical centers.

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

Under the acquisition method of accounting, the total purchase price is allocated to EGEN’s net tangible and intangible assets and liabilities based on their estimated fair values as of the acquisition date. There were no subsequent adjustments to provisional amounts in finalizing the purchase price allocation of acquisition of substantially all of the assets of EGEN on June 20, 2014. The following table summarizes the fair values of these assets acquired and liabilities assumed related to the acquisition.

Property and equipment, net	$35,000
In-process research and development	25,802,000
Goodwill	1,976,000
Total assets:	27,813,000
Accounts payable and accrued liabilities	(235,000)
Net assets acquired	$27,578,000

GEN-1 Plus Avastin® Trial. On April 29, 2015, we announced the expansion of our ovarian cancer development program to include a Phase I dose escalating trial to evaluate GEN-1 in combination with Avastin® and Doxil® in platinum-resistant ovarian cancer patients. Expecting enrollment to begin in the first half of 2016, the new trial is supported by preclinical studies demonstrating that the combination of GEN-1 with Avastin® may result in significant clinical benefit with a favorable safety profile.

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

Funding Overview

To support our research and development, we have raised gross proceeds of approximately $118 million in equity financings and warrant and option exercises in the years 2009 through 2014 and thus far in 2015.

On May 27, 2015, the Company entered into a Securities Purchase Agreement with certain investors, pursuant to which the Company sold and issued on June 1, 2015, in a registered direct offering (the May 2015 Offering Offering), an aggregate of 3,000,000 shares of common stock at an offering price of $2.675 per share for gross proceeds of $8.0 million before the deduction of the placement agent fee and offering expenses. In a concurrent private placement closed on June 1, 2015, the Company issued to the investors in the May 2015 Offering certain warrants (the May 2015 Warrants) at an exercise price of $2.60 per share. The May 2015 Warrants are exercisable to purchase 0.65 share of common stock for each share of common stock purchased in the May 2015 Offering for an aggregate of 1,950,000 shares of common stock. Each May 2015 Warrant will be exercisable on the date of its issuance until the five-year anniversary of the date of issuance.

In November 2013, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. (Hercules) which permits us to borrow up to $20 million in multiple tranches (the Hercules Credit Agreement). We currently have up to $10 million remaining under this facility. We drew the first tranche of $5 million upon closing of the Hercules Credit Agreement in November 2013 and used approximately $4.0 million of the proceeds to repay the then outstanding obligations under our former loan agreement with Oxford Finance LLC and Horizon Technology Finance Corporation. On June 9, 2014, we closed the second $5 million tranche under the Hercules Credit Agreement and used the proceeds to fund the $3.1 million upfront cash payment associated with the acquisition of EGEN, as well as our transaction costs associated with that acquisition. Upon the closing of the second tranche, we had drawn down a total of $10 million under the Hercules Credit Agreement.

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

FINANCIAL REVIEW FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Results of Operations

For the three months ended June 30, 2015, our net loss was $5.7 million compared to a net loss of $6.7 million for the same period of 2014. For the six months ended June 30, 2015, our net loss was $12.7 million compared to a net loss of $12.1 million for the same period of 2014. As of June 30, 2015, we had $30.8 million in cash and short-term investments including accrued interest from short term investments.

	Three Months Ended June 30,
	(In thousands)		Change Increase (Decrease)
	2015	2014		%

Licensing Revenue:	$125	$125	–	–%

Operating Expenses:
Clinical Research	3,077	2,007	1,070	53.3%
Chemistry, Manufacturing and Controls	491	1,158	(550)	(57.6)%
Research and development	3,568	3,165	403	12.7%
General and administrative	1,802	2,306	(504)	(21.9)%
Acquisition costs	–	1,067	(1,067)	(100.0)%
Total operating expenses	5,370	6,538	(1,168)	(17.9)%

Loss from operations	$(5,245)	$(6,413)	$1,168	18.2%

	Six Months Ended June 30,
	(In thousands)		Change Increase (Decrease)
	2015	2014		%

Licensing Revenue:	$250	$250	–	–%

Operating Expenses:
Clinical Research	6,377	3,812	2,565	67.3%
Chemistry, Manufacturing and Controls	1,697	2,247	(550)	(24.5)%
Research and development	8,074	6,059	2,015	33.3%
General and administrative	3,834	4,739	(905)	(19.1)%
Acquisition costs	–	1,067	(1,067)	(100.0)%
Total operating expenses	11,908	11,865	43	0.4%

Loss from operations	$(11,658)	$(11,615)	$(43)	(0.4)%

Comparison of the Three Months ended June 30, 2015 and 2014

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten year term of the agreement; therefore we recorded deferred revenue of $125,000 in each of the first and second quarters of 2015 and 2014.

Research and Development Expenses

Research and development (R&D) expenses increased by $0.4 million to $3.6 million in the second quarter period of 2015 from $3.2 million in the same period of 2014.  Costs associated with the OPTIMA Study were $0.7 million in the second quarter of 2015 compared to $0.9 million in the same period of 2014 when we initiated the OPTIMA Study. Study costs associated with the HEAT Study remained relatively unchanged in the second quarter of 2015 compared to the same period of 2014. The costs associated with the HEAT Study are expected to be minimal as we continue to follow patients for overall survival. Costs associated with our recurrent chest wall breast cancer clinical trial remained relatively unchanged at $0.1 million in each of the second quarters of 2015 and 2014. Other clinical costs were $0.6 million and $0.5 million in the second quarters of 2015 and 2014, respectively. Other R&D costs related to preclinical operations and regulatory operations were $0.3 million and $0.4 million in the second quarters of 2015 and 2014, respectively.  Costs associated with the production of clinical supplies of ThermoDox® to support the OPTIMA Study were $0.5 million in the second quarter of 2015 compared to $1.2 million in the same period of 2014.

During the 2nd half of 2014, the Company completed the integration of the operations of the business acquired on June 20, 2014 from EGEN, Inc. into our wholly owned subsidiary, CLSN Laboratories. Costs associated with CLSN Laboratories were $1.3 million for the second quarter of 2015 compared to $0.2 million in the same period of 2014.

General and Administrative Expenses

General and administrative (G&A) expenses decreased by $0.5 million to $1.8 million in the second quarter of 2015 compared to $2.3 million in the same period of 2014. This decrease is primarily the result of decreases in personnel costs of $0.4 million and insurance costs of $0.2 million partially offset by increases of $0.1 million in legal fees associated with trademarks and patents associated with the GEN-1 product pipeline acquired in the EGEN acquisition.

Acquisition Transaction Related Expenses

Acquisition transaction related expenses were $1.1 million for the three months ended June 30, 2014. We recognized transaction-related expenses for the three months ended June 30, 2014 which consisted of legal and professional fees related to the June 20, 2014 acquisition of substantially all of the assets of EGEN.

Change in Earn-out Milestone Liability

The total aggregate purchase price for the acquisition of assets from EGEN included potential future earn-out payments contingent upon achievement of certain milestones. The difference between the aggregate $30.4 million in future earn-out payments and the $13.9 million included in the fair value of the acquisition consideration at June 20, 2014 was based on the Company's risk-adjusted assessment of each milestone and utilizing a discount rate based on the estimated time to achieve the milestone. These milestone payments will be fair valued at the end of each quarter and any change in their value will be recognized in the financial statement. As of June 30, 2015, the Company fair valued these milestones at $13.9 million and recognized non-cash charge of $69,392 as a result of the change in the fair value of these milestones from $13.8 million at March 31, 2015.

Change in Warrant Liabilities

A warrant liability was incurred as a result of warrants we issued in a public offering in September 2009. On March 30, 2015, all unexpired warrants associated with this equity offering expired. The liability associated with these warrants was calculated at its fair market value using the Black-Scholes option-pricing model and was adjusted at the end of each quarter with changes in fair value recorded in earnings during the term of the warrants. The warrants expired in March 2015. These warrants’ fair value was zero at December 31, 2014 and when they expired at March 31, 2015. Therefore, no change in warrant liability was required to be recorded or reclassified during 2015. For the three months ended June 30, 2014, there was no change in the liability associated with these warrants.

In addition, we issued warrants for 194,986 shares of the Company’s common stock in connection with the Hercules Credit Agreement in November 2013 and June 2014. The liability associated with these warrants was calculated at its fair market value using the Black-Scholes option-pricing model and was adjusted at the end of each quarter with changes in fair value recorded in earnings during the term of the warrants.  As discussed in Note 9 of the financial statement, , the Company concluded in the second quarter of 2015 the warrant provision which required the exercise price of the warrant to be adjusted downward to a lower price at which the Company would sell and issue shares in a financing for cash during the one-year anniversary of the warrant had expired. Therefore, the Company valued the warrant at $336,254 immediately prior to this event and recorded non-cash charges to net income of $18,018 and $61,246 in the three and six month periods ended June 30, 2015. The Company also reduced the liability to zero and increased equity by $336,254 at this time.

At June 30, 2014, the fair value of these liabilities was $0.5 million and the resulting benefit was insignificant in the first half and second quarter of 2014.

Investment income and interest expense

In connection with its debt facilities the Company incurred $0.4 million and $0.3 million in interest expense in the second quarters of 2015 and 2014, respectively.

Other (expense) income

Other (expense) income for the second quarters of 2015 and 2014 was not significant.

Comparison of the Six Months ended June 30, 2015 and 2014

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten year term of the agreement; therefore we recorded deferred revenue of $250,000 in each of the first six months of 2015 and 2014.

Research and Development Expenses

Research and development (R&D) expenses increased by $2.0 million to $8.1 million in the first six months of 2015 from $6.1 million in the same period of 2014.  Costs associated with the OPTIMA Study were $1.8 million in the first six months of 2015 compared to $1.6 million in the same period of 2014 when we initiated the OPTIMA Study. Study costs associated with the HEAT Study remained relatively unchanged at $0.3 million in the first six months of 2015 compared to the same period of 2014. The costs associated with the HEAT Study are expected to be minimal as we continue to follow patients for overall survival. Costs associated with our recurrent chest wall breast cancer clinical trial remained relatively unchanged at $0.1 million in each of the first six months of 2015 and 2014. Other clinical costs were $1.0 million and $0.9 million in the first six months of 2015 and 2014, respectively. Other R&D costs related to preclinical operations and regulatory operations remained relatively unchanged at $0.7 million in the first six months of 2015 and 2014.  Costs associated with the production of clinical supplies of ThermoDox® to support the OPTIMA Study were $1.7 million in the first six months of 2015 compared to $2.2 million in the same period of 2014.

During the 2nd half of 2014, the Company completed the integration of the operations of the business acquired on June 20, 2014 from EGEN, Inc. into our wholly owned subsidiary, CLSN Laboratories. Costs associated with CLSN Laboratories were $2.4 million for the first six months of 2015 compared to $0.2 million in the same period of 2014.

General and Administrative Expenses

General and administrative (G&A) expenses decreased by $0.9 million to $3.8 million in the first six months of 2015 compared to $4.7 million in the same period of 2014. This decrease is primarily the result of decreases in personnel costs of $0.5 million and insurance costs of $0.5 million partially offset by increases of $0.2 million in legal fees associated with trademarks and patents associated with the GEN-1 product pipeline acquired in the EGEN acquisition.

Acquisition Transaction Related Expenses

Acquisition transaction related expenses were $1.1 million for the six months ended June 30, 2014. We recognized transaction-related expenses for the three months ended June 30, 2014 which consisted of legal and professional fees related to the June 20, 2014 acquisition of substantially all of the assets of EGEN.

Change in Earn-out Milestone Liability

The total aggregate purchase price for the acquisition of assets from EGEN included potential future earn-out payments contingent upon achievement of certain milestones. The difference between the aggregate $30.4 million in future earn-out payments and the $13.9 million included in the fair value of the acquisition consideration at June 20, 2014 was based on the Company's risk-adjusted assessment of each milestone and utilizing a discount rate based on the estimated time to achieve the milestone. These milestone payments will be fair valued at the end of each quarter and any change in their value will be recognized in the financial statement. As of June 30, 2015, the Company fair valued these milestones at $13.9 million and recognized non-cash charge of $241,528 as a result of the change in the fair value of these milestones from $13.7 million at December 31, 2014.

Change in Warrant Liabilities

A warrant liability was incurred as a result of warrants we issued in a public offering in September 2009. On March 30, 2015, all unexpired warrants associated with this equity offering expired. The liability associated with these warrants was calculated at its fair market value using the Black-Scholes option-pricing model and was adjusted at the end of each quarter with changes in fair value recorded in earnings during the term of the warrants. The warrants expired in March 2015. These warrants’ fair value was zero at December 31, 2014 and when they expired at March 31, 2015. Therefore, no change in warrant liability was required to be recorded or reclassified during 2015. For the first six months of 2014, the Company recorded a non cash benefit of $3,026 for these warrants.

In addition, we issued warrants for 194,986 shares of the Company’s common stock in connection with the Hercules Credit Agreement in November 2013 and June 2014. The liability associated with these warrants was calculated at its fair market value using the Black-Scholes option-pricing model and was adjusted at the end of each quarter with changes in fair value recorded in earnings during the term of the warrants.  As discussed in Note 9 of the financial statement, , the Company concluded in the second quarter of 2015 the warrant provision which required the exercise price of the warrant to be adjusted downward to a lower price at which the Company would sell and issue shares in a financing for cash during the one-year anniversary of the warrant had expired. Therefore, the Company valued the warrant at $336,254 immediately prior to this event and recorded non-cash charges to net income of $18,018 and $61,246 in the three and six month periods ended June 30, 2015. The Company then reduced the liability to zero and increased equity by $336,254 during the second quarter of 2015.

At June 30, 2014, the fair value of these liabilities was $0.5 million and the resulting benefit was insignificant in the first half and second quarter of 2014.

Investment income and interest expense

In connection with its debt facilities the Company incurred $0.8 million and $0.5 million in interest expense in the first six months of 2015 and 2014, respectively.

Other (expense) income

Other (expense) income for the first six months of 2015 and 2014 was not significant.

Financial Condition, Liquidity and Capital Resources

Since inception, excluding the net aggregate payments received from Boston Scientific of $43 million through the divestiture of our medical device business in 2007 (which we received in installments of $13 million in 2007 and $15 million in each of 2008 and 2009), we have incurred significant losses and negative cash flows from operations.  We have financed our operations primarily through the net proceeds we received in this divesture, subsequent sales of equity, credit facilities and amounts received under our product licensing agreement with Yakult and our technology development agreement with Hisun. The process of developing and commercializing ThermoDox®, GEN-1 and other product candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts.  We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future.  Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $208 million at June 30, 2015.

At June 30, 2015, we had total current assets of $31.5 million (including cash, cash equivalents and short term investments and related interest receivable on short term investments of $30.8 million) and current liabilities of $9.8 million, resulting in net working capital of $21.7 million.  At December 31, 2014, we had total current assets of $37.5 million (including cash, cash equivalents and short term investments and related interest receivable on short term investments of $37.1 million) and current liabilities of $10.1 million, resulting in net working capital of $27.4 million.

Net cash used in operating activities for the first six months of 2015 was $11.6 million.  The net loss for the first six months of 2015 included $1.3 million in non-cash stock-based compensation expense. The $11.6 million net cash used in operating activities was funded from cash and short term investments.  At June 30, 2015, we had cash, cash equivalents and short term investments and related interest receivable on short term investments of $30.8 million.

Net cash provided by financing activities was $5.5 million during the first six months of 2015 which resulted from net proceeds of $7.2 million from the sale of our common stock in the second quarter of 2015 partially offset by payments on principal payments of $1.8 million on the Hercules Credit Agreement.

On February 1, 2013, the Company entered into a Controlled Equity Offering SM Sales Agreement (the ATM Agreement) with Cantor Fitzgerald & Co., as sales agent (Cantor), pursuant to which we may offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (the ATM Shares) pursuant to our previously filed and effective registration statement on Form S-3. Under the ATM Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the our common stock or to or through a market maker.  We will pay Cantor a commission of three percent of the aggregate gross proceeds from each sale of ATM Shares. We have sold and issued an aggregate of 1,195,927 shares under the ATM Agreement so far, receiving approximately $6.8 million in net proceeds. In connection with the May 2015 Offering, we have agreed to not sell any additional shares under the ATM Agreement until September 1, 2015.

We believe that our cash and investment resources of $30.8 million on hand at June 30, 2015 are sufficient to fund operations into the first half of 2017.  However, our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing, progress and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other unforeseen uses of cash.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet financing arrangements.  There were no material changes during the three months ended June 30, 2015 to our operating leases, which are disclosed in the contractual commitments table in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on March 12, 2015 with the Securities and Exchange Commission.

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

Item 4.    CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2015, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the Securities and Exchange Commission.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, that occurred during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Since our inception, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $208 million at June 30, 2015. For the years ended December 31, 2014, 2013, 2012 and the six months ended June 30, 2015, we incurred a net loss of $25.5 million, $12.9 million, $26.6 million and $12.7 million, respectively. We currently have no product revenue and do not expect to generate any product revenue for the foreseeable future other than through sales of our proprietary reagent products for life science research, which products are based on our newly acquired proprietary delivery platform technologies, TheraPlas™ and TheraSilence™. We do not expect revenue from the sale of our reagent products to be a significant source of revenue. Because we are committed to continuing our product research, development, clinical trial and commercialization programs, we will continue to incur significant operating losses unless and until we complete the development of ThermoDox®, GEN-1 or other new product candidates and these product candidates have been clinically tested, approved by the U.S. Food and Drug Administration (FDA) and successfully marketed. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, us or our collaborators successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third party alternatives for any approved product and raising sufficient funds to finance business activities. If we or our collaborators are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have devoted our resources to developing a new generation of products and will not be able to market these products until we have completed clinical trials and obtain all necessary governmental approvals. Our lead product candidate, ThermoDox®, and the product candidates we purchased in our acquisition of substantially all of the assets of Egen, Inc., an Alabama corporation which has changed its company name to EGWU, Inc. after the acquisition (EGEN) are still in various stages of development and trials and cannot be marketed until we have completed clinical testing and obtained necessary governmental approval. Following our announcement on January 31, 2013 that the HEAT Study failed to meet its primary endpoint of progression free survival, we continue to follow the patients enrolled in the Heat Study to the secondary endpoint, overall survival. Based on the overall survival data from the post-hoc analysis of results from the HEAT Study, launched a pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox® in combination with RFA in primary liver cancer, known as the OPTIMA Study, in the first half of 2014. ThermoDox® is currently also being evaluated in a Phase II clinical trial for the treatment of recurrent chest wall breast cancer, known as the Dignity Study, and other preclinical studies. GEN-1 is currently in an early stage of clinical development for the treatment of ovarian cancer. We plan to initiate a Phase I dose escalation clinical trial in combination with the standard of care in neo-adjuvant ovarian cancer in the second half of 2015 and conduct additional preclinical studies to support a Phase I dose escalating trial evaluating GEN-1 in combination with Avastin® and Doxil® in platinum-resistant ovarian cancer patients. The delivery technology platforms that we purchased from EGEN are in preclinical stages of development. We do not expect to realize any revenue from product sales in the next several years, if at all, other than minimal revenue from the sale of reagent products we acquired from EGEN. We do not expect to realize any revenue from product sales in the next several years, if at all. Accordingly, our revenue sources are, and will remain, extremely limited until our product candidates are clinically tested, approved by the FDA or foreign regulatory agencies and successfully marketed. We cannot guarantee that any of our product candidates will be successfully tested, approved by the FDA or foreign regulatory agency or marketed, successfully or otherwise, at any time in the foreseeable future or at all.

We will need to raise substantial additional capital to fund our planned future operations, and we may be unable to secure such capital without dilutive financing transactions. If we are not able to raise additional capital, we may not be able to complete the development, testing and commercialization of our product candidates.

As of June 30, 2015, we had approximately $30.8 million in cash, cash equivalents and short-term investments, including accrued interest from short term investments. We have substantial future capital requirements to continue our research and development activities and advance our drug candidates through various development stages, including the product candidates that we purchased from EGEN in June 2014. For example, ThermoDox® is being evaluated in a Phase III clinical trial for the treatment of primary liver cancer, a Phase II clinical trial for the treatment of recurrent chest wall breast cancer and other preclinical studies. In addition, GEN-1 is currently in an early stage of clinical development for the treatment of ovarian cancer. We plan to initiate a Phase I dose escalation clinical trial in combination with the standard of care in neo-adjuvant ovarian cancer in the second half of 2015 and conduct additional preclinical studies to support a Phase I dose escalating trial evaluating GEN-1 in combination with Avastin® and Doxil® in platinum-resistant ovarian cancer patients. The delivery technology platforms that we purchased from EGEN are in preclinical stages of development. We will continue to conduct additional analyses of the data from the HEAT Study to assess the future strategic value of ThermoDox® and are performing sub-group analysis of the Chinese cohort of patients in the HEAT Study and other activities for further development of ThermoDox® for mainland China, Hong Kong and Macau. To complete the development and commercialization of our product candidates, we will need to raise substantial amounts of additional capital to fund our operations. Our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing, progress and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other unforeseen uses of cash. We do not have any committed sources of financing and cannot assure you that alternate funding will be available in a timely manner, on acceptable terms or at all. We may need to pursue dilutive equity financings, such as the issuance of shares of common stock, convertible debt or other convertible or exercisable securities. Such dilutive equity financings could dilute the percentage ownership of our current common stockholders and could significantly lower the market value of our common stock. In addition, a financing could result in the issuance of new securities that may have rights, preferences or privileges senior to those of our existing stockholders.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. Our January 31, 2013 announcement that the HEAT study failed to meet its primary endpoint has resulted in significant volatility and a steep decline in the price of our common stock, a level of decline that could result in securities litigation. Plaintiffs’ securities litigation firms have publicly announced that they are investigating potential securities fraud claims that they may wish to make against us.  More recently, our acquisition of the assets of EGEN in June 2014 has been followed with increased volatility in the price of our common stock. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospect.  The closing price of our common stock as reported on The NASDAQ Capital Market had a high price of $4.57 and a low price of $2.30 in the 52-week period ended December 31, 2014 and a high price of $3.15 and a low price of $2.19 from January 2, 2015 through August 7, 2015. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of August 7, 2015, we had 23,027,988 shares of common stock outstanding, all of which shares, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, all of the shares of common stock issuable upon exercise of warrants will be freely tradable without restriction or further registration upon issuance.

Our stockholders may experience significant dilution as a result of future equity offerings or issuances and exercise of outstanding options and warrants.

In order to raise additional capital or pursue strategic transactions, we may in the future offer, issue or sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock, including the issuance of common stock in relation to the achievement, if any, of milestones triggering our payment of earn-out consideration in connection with the EGEN acquisition. Our stockholders may experience significant dilution as a result of future equity offerings or issuance. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders. As of August 7, 2015, we have a significant number of securities convertible into, or allowing the purchase of, our common stock, including 5,894,675 shares of common stock issuable upon exercise of warrants outstanding, 2,297,039 options to purchase shares of our common stock and restricted stock awards outstanding, and 1,348,737 shares of common stock reserved for future issuance under our stock incentive plans. Under the Controlled Equity OfferingSM Sales Agreement entered into with Cantor Fitzgerald & Co. on February 1, 2013, we may offer and sell, from time to time through “at-the-market” offerings, up to an aggregate of $25 million of shares of our common stock. As of August 7, 2015, we had only sold 1,195,927 shares under the agreement for total net proceeds of $6.8 million.

We may be unable to maintain compliance with NASDAQ Marketplace Rules which could cause our common stock to be delisted from The NASDAQ Capital Market. This could result in the lack of a market for our common stock, cause a decrease in the value of an investment in us, and adversely affect our business, financial condition and results of operations.

Our common stock is currently listed on The NASDAQ Capital Market. To maintain the listing of our common stock on The NASDAQ Capital Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and stockholders’ equity of at least $2.5 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and a total market value of listed securities of at least $35 million. As of August 7, 2015, the closing sale price of our common stock was $2.23, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors and 10% or more stockholders) was approximately $45.1, million and the total market value of our listed securities was approximately $51.4, million. There is no assurance that we will continue to meet the minimum closing price requirement and other listing requirements. As of June 30, 2015, we had stockholders’ equity of $29.1 million.

On October 28, 2013, we effected a 4.5-to-1 reverse stock split of our common stock primarily for purposes of increasing the market price of our common stock, among others, and our common stock started to trade on the post-split basis on October 29, 2013. Other companies have found that the increased stock prices resulting from reverse splits tend to diminish over time unless supported by positive developments in the business. The closing price of our common stock as reported on The NASDAQ Capital Market has declined from $5.14 on October 29, 2013 to $2.23,on August 7, 2015.

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

On May 27, 2015, the Company entered into a Securities Purchase Agreement with certain investors, pursuant to which the Company sold and issued on June 1, 2015, in a registered direct offering, an aggregate of 3,000,000 shares of the Company’s common stock at an offering price of $2.675 per share for gross proceeds of approximately $8.0 million before the deduction of the placement agent fee and offering expenses (the May 2015 Offering). In a concurrent private placement (the Private Placement Transaction), the Company agreed to issue to the investors certain warrants at an exercise price of $2.60 per share. The warrants are exercisable to purchase 0.65 share of common stock for each share of common stock purchased in the May 2015 Offering for an aggregate of 1,950,000 shares of common stock. Each warrant will be exercisable on the date of its issuance until the five-year anniversary of the date of issuance. On July 10, 2015, the Company filed a registration statement on Form S-3 for the resale of any share of common stock issued upon exercise of the warrants on Form S-3 (File No. 333-205608) which was declared effective by the SEC on July 30, 2015.

The Private Placement Transaction was structured to comply with the requirements of Section 4(a)(2) under the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

4.1	Form of Common Stock Purchase Warrant incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed with the SEC on May 29, 2015.

10.1

Securities Purchase Agreement dated as of May 27, 2015, by and among Celsion Corporation and the purchasers named therein, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on May 29, 2015.

10.2	Celsion Corporation 2007 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on June 19, 2015.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders' Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

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

August 10, 2015	CELSION CORPORATION

Registrant

	By:	/s/ Michael H. Tardugno
Michael H. Tardugno
Chairman, President and Chief Executive Officer

	By:	/s/ Jeffrey W. Church
Jeffrey W. Church
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents

4.1	Form of Common Stock Purchase Warrant incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed with the SEC on May 29, 2015.

10.1

Securities Purchase Agreement dated as of May 27, 2015, by and among Celsion Corporation and the purchasers named therein, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on May 29, 2015.

10.2	Celsion Corporation 2007 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on June 19, 2015.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders' Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

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