Form 10-Q
period 2015-09-30
Celsion CORP
filed 2015-11-05
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 4, 2015, the Registrant had 23,237,617 shares of common stock, $0.01 par value per share, outstanding.

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

ii

PART I: FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

	September 30, 2015 (unaudited)	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$7,574,875	$12,686,881
Investment securities – available for sale, at fair value	16,772,708	24,173,406
Accrued interest receivable on investment securities	24,619	210,030
Advances, deposits and other current assets	404,350	435,954
Total current assets	24,776,552	37,506,271

Property and equipment (at cost, less accumulated depreciation of $1,957,517 and $1,633,517, respectively)	954,688	1,170,497

Other assets:
In-process research and development	25,801,728	25,801,728
Goodwill	1,976,101	1,976,101
Deposits, deferred fees and other assets	142,535	226,810
Patent licensing fees, net	7,500	13,125
Total other assets	27,927,864	28,017,764

Total assets	$53,659,104	$66,694,532

See accompanying notes to the financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

(Continued)

	September 30, 2015 (unaudited)	December 31, 2014

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable – trade	$2,503,700	$3,480,225
Other accrued liabilities	1,448,281	2,456,365
Notes payable – current portion	3,977,412	3,654,231
Deferred revenue – current portion	500,000	500,000
Total current liabilities	8,429,393	10,090,821

Earn–out milestone liability	13,622,288	13,663,710
Common stock warrant liability	–	275,008
Notes payable – non-current portion	3,343,740	6,053,065
Deferred revenue – non-current portion	3,125,000	3,500,000
Other liabilities - non-current	55,503	286,592

Total liabilities	28,575,924	33,869,196

Stockholders' equity:
Preferred stock, $0.01 par value: 100,000 shares authorized; no shares issued or outstanding at September 30, 2015 and December 31, 2014, respectively	–	–
Common stock, $0.01 par value; 75,000,000 shares authorized; 23,111,603 and 20,097,603 shares issued at September 30, 2015 and December 31, 2014, and 23,027,988 and 19,984,203 shares outstanding at September 30, 2015 and December 31, 2014, respectively	231,116	200,976
Additional paid-in capital	238,864,749	229,778,703
Accumulated other comprehensive loss	(1,034)	(16,032)
Accumulated deficit	(212,489,321)	(195,073,702)
Subtotal	26,605,510	34,889,945
Treasury stock, at cost (83,615 and 113,400 shares at September 30, 2015 and December 31, 2014, respectively)	(1,522,330)	(2,064,609)

Total stockholders' equity	25,083,180	32,825,336

Total liabilities and stockholders' equity	$53,659,104	$66,694,532

See accompanying notes to the financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Licensing revenue	$125,000	$125,000	$375,000	$375,000

Operating expenses:
Research and development	2,883,453	4,629,628	10,957,560	10,688,269
General and administrative	1,483,661	2,044,163	5,317,344	6,783,228
Acquisition costs	–	119,996	–	1,187,263
Total operating expenses	4,367,114	6,793,787	16,274,904	18,658,760

Loss from operations	(4,242,114)	(6,668,787)	(15,899,904)	(18,283,760)

Other (expense) income:
Gain (loss) from change in valuation of common stock warrant liability	–	96,830	(61,246)	81,243
Gain from valuation of earn-out milestone liability	282,950	–	41,422	–
Investment income, net	15,500	26,515	48,745	57,268
Interest expense	(322,696)	(418,711)	(1,075,258)	(912,539)
Other (expense) income	(1,053)	21,807	(985)	19,319
Total other (expense) income, net	(25,299)	(273,559)	(1,047,322)	(754,709)

Net loss	$(4,267,413)	$(6,942,346)	$(16,947,226)	$(19,038,469)

Net loss per common share
Basic and diluted	$(0.19)	$(0.40)	$(0.79)	$(1.12)

Weighted average shares outstanding
Basic and diluted	23,023,402	17,526,531	21,335,228	16,931,914

See accompanying notes to the financial statements.

CELSION CORPORATION

 CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Other comprehensive (loss) gain

Net loss	$(4,267,413)	$(6,942,346)	$(16,947,226)	$(19,038,469)

Changes in:
Realized (gain) loss on investment securities recognized in investment income, net	(106)	(218)	104	23,473

Unrealized gain (loss) on investment securities	3,387	(14,025)	14,894	(5,379)

Other comprehensive gain (loss)	3,281	(14,243)	14,998	18,094

Comprehensive loss	$(4,264,132)	$(6,956,589)	$(16,932,228)	$(19,020,375)

See accompanying notes to the financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(16,947,226)	$(19,038,469)
Non-cash items included in net loss:
Depreciation and amortization	329,625	262,125
Change in fair value of common stock warrant liability	61,246	(81,243)
Change in fair value of earn-out milestone liability	(41,422)	–
Deferred revenue	(375,000)	(375,000)
Stock-based compensation	1,616,864	2,253,636
Shares issued out of treasury	73,886	41,819
Amortization of deferred finance charges and debt discount associated with notes payable	349,090	311,595
Change in deferred rent liability	(21,904)	(17,825)
Loss realized on sale of investment securities	104	23,473
Net changes in:
Accrued interest on short term investments	185,411	5,877
Prepaid expenses, deposits and other assets	31,604	(11,332)
Accounts payable - trade	(1,185,710)	2,714,365
Accrued liabilities	(1,008,084)	(932,504)
Net cash used in operating activities	(16,931,516)	(14,843,483)

Cash flows from investing activities:
Purchases of investment securities	(21,078,733)	(29,175,818)
Proceeds from sale and maturity of investment securities	28,494,325	27,279,000
Cash used in acquisition of EGEN, Inc. assets, net of cash received	–	(2,849,760)
Refund on security for letter of credit	50,000	50,000
Purchases of property and equipment	(108,191)	(398,011)
Net cash provided by (used in) investing activities	7,357,401	(5,094,589)

Cash flows from financing activities:
Proceeds from sale of common stock equity, net of issuance costs	7,163,068	13,788,811
Proceeds from note payable	–	5,000,000
Principal payments on notes payable	(2,700,959)	(10,891)
Net cash provided by financing activities	4,462,109	18,777,920

Decrease in cash and cash equivalents	(5,112,006)	(1,160,152)
Cash and cash equivalents at beginning of period	12,686,881	5,718,504
Cash and cash equivalents at end of period	$7,574,875	$4,558,352

Supplemental disclosures of cash flow information:
Fair value of common stock issued in acquisition of EGEN, Inc. assets	$–	$10,850,977

Interest paid	$726,167	$605,100

See accompanying notes to the financial statements.

CELSION CORPORATION

 NOTES TO THE CONDENSED CONSOLIDATED

 FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on March 12, 2015 with the Securities and Exchange Commission (SEC).

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606). This guidance is intended to improve and converge with international standards regarding the financial reporting requirements for revenue from contracts with customers. It will be effective for our first quarter of 2018 and early adoption is permitted. We are currently evaluating the impact of adoption of this new accounting pronouncement on our financial statements.

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

For the three and nine month periods ended September 30, 2015 and 2014, diluted loss attributable to common shareholders per common share was the same as basic loss attributable to common shareholders per common share as all options and warrants that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted earnings attributable to common shareholders per common share as their effect would have been anti-dilutive. The total number of shares of common stock issuable upon exercise of warrants and equity awards were 8,110,136 for the three and nine month periods ended September 30, 2015 and were 8,188,708 for the three and nine month periods ended September 30, 2014.

Note 5.   Investment Securities - Available For Sale

Investment securities available for sale of $16,772,708 and $24,173,406 as of September 30, 2015 and December 31, 2014, respectively, consist of commercial paper and corporate debt securities.  They are valued at fair value, with unrealized gains and losses reported as a separate component of Stockholders’ Equity in Accumulated Other Comprehensive Loss.

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

A summary of the cost, fair value and maturities of the Company’s short-term investments is as follows:

	September 30, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
Short-term investments
Certificate of deposit	$5,760,000	$5,761,018	$5,000,000	$4,996,568
Bonds- corporate issuances	11,013,742	11,011,690	19,189,438	19,176,838
Total short-term investments	$16,773,742	$16,772,708	$24,189,438	$24,173,406

	September 30, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
Short-term investment maturities
Within 3 months	$5,962,090	$5,962,325	$16,881,490	$16,872,158
Between 3-12 months	10,811,652	10,810,383	7,307,948	7,301,248
Total	$16,773,742	$16,772,708	$24,189,438	$24,173,406

The following table shows the Company’s investment securities with unrealized holding gains and losses and their fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014.  The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	September 30, 2015		December 31, 2014
Description of Securities	Fair Value	Unrealized Holding Gains (Losses)	Fair Value	Unrealized Holding Gains (Losses)

Available for Sale (all unrealized holding gains and losses are less than 12 months at date of measurement)
Short-term investments with unrealized gains	$6,564,384	$1,291	$–	$–
Short-term investments with unrealized losses	10,208,324	(2,326)	24,173,406	(16,032)
Total	$16,772,708	$(1,034)	$24,173,406	$(16,032)

Investment income, which includes net realized losses on sales of available for sale securities and investment income interest and dividends, is summarized as follows:

	Three Months Ended September 30,
Description of Securities	2015	2014

Interest and dividends accrued and paid	$29,610	$252,303
Accretion of investment premium	(14,216)	(226,006)
Realized gains	106	218
Investment income, net	$15,500	$26,515

	Nine Months Ended September 30,
Description of Securities	2015	2014

Interest and dividends accrued and paid	$161,584	$833,315
Accretion of investment premium	(112,735)	(752,574)
Realized losses	(104)	(23,473)
Investment income, net	$48,745	$57,268

The following table presents the change, by component, in accumulated other comprehensive loss for the first nine months of 2015.

Accumulated Other Comprehensive Loss
Balance at January 1, 2015	$(16,032)

Unrealized gains on investment securities	14,894
Realized loss reclassified from other accumulated comprehensive loss	104
Net other comprehensive loss, net	14,998

Balance at September 30, 2015	$(1,034)

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

Cash and cash equivalents, other current assets, accounts payable and other accrued liabilities are reflected in the balance sheet at their estimated fair values primarily due to their short-term nature. There were no transfers of assets of liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the nine months ended September 30, 2015 except for the change in the fair market value of the warrant liability and the change in the earn-out milestone liability were included in earnings.

Assets and liabilities measured at fair value are summarized below:

	Total Fair Value on the Balance Sheet	Quoted Prices In Active Markets For Identical Assets / Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Recurring items as of September 30, 2015
Short-term investments available for sale	$16,772,708	$16,772,708	$–	$–

Recurring items as of December 31, 2014
Short-term investments available for sale	$24,173,406	$24,173,406	$–	$–

Non-recurring items as of September 30, 2015 and December 31, 2014
In-process research and development (Note 7)	$25,801,728	$–	$–	$25,801,728

Goodwill (Note 7)	$1,976,101	$–	$–	$1,976,101

	Total Fair Value on the Balance Sheet		Quoted Prices In Active Markets For Identical Assets / Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Liabilities:
Recurring items as of September 30, 2015
Common stock warrant liability (Note 13)	$	─	$	─	$	─	$	─

Earn-out milestone liability (Note 12)		$13,622,288	$	─	$	─		$13,622,288

Recurring items as of December 31, 2014
Common stock warrant liability (Note 13)		$275,008	$	─	$	─		$275,008

Earn-out milestone liability (Note 12)		$13,663,710	$	─	$	─		$13,663,710

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

* The total aggregate purchase price for the acquisition of substantially all the assets of EGEN included potential future Earn-out Payments contingent upon achievement of certain milestones. The difference between the aggregate $30.4 million in future Earn-out Payments and the $13.9 million included in the fair value of the acquisition consideration at June 20, 2014 was based on the Company's risk-adjusted assessment of each milestone and utilizing a discount rate based on the estimated time to achieve the milestone. These milestone payments will be fair valued at the end of each quarter and any change in their value will be recognized in the financial statements. As of September 30, 2015, the Company fair valued these milestones at $13.6 million and recognized a non-cash benefit of $41,422 as a result of the change in the fair value of these milestones from December 31, 2014.

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

Property and equipment, net	35,000
In-process research and development	25,802,000
Goodwill	1,976,000
Total assets	27,813,000
Accounts payable and accrued liabilities	(235,000)
Net assets acquired	$27,578,000

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

As of the closing of the acquisition, the IPR&D is considered indefinite lived intangible assets and will not be amortized. IPR&D is reviewed for impairment at least annually as of our third quarter ended September 30, and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. When performing our impairment assessment, we have the option to first assess qualitative factors to determine whether it is necessary to recalculate the fair value of our acquired IPR&D. If we elect this option and believe, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of our acquired IPR&D is less than its carrying amount, we calculate the fair value using the same methodology as described above. If the carrying value of our acquired IPR&D exceeds its fair value, then the intangible asset is written-down to its fair value. Alternatively, we may elect to not first assess qualitative factors and immediately recalculate the fair value of our acquired IPR&D. As of September 30, 2015, after our assessment of the totality of the events that could impair IPR&D, it is the Company’s conclusion “it is not more likely than not” that the indefinite-lived intangible assets are impaired. Therefore, the Company is not required to calculate the fair value of the intangible assets and perform a quantitative impairment test.

Pro Forma Information

The following unaudited pro forma information presents our condensed results of operations as if the acquisition of EGEN had occurred on January 1, 2014:

	Three Months Ended September 30,
	2015	2014
Revenues	$125,000	$125,000
Loss from operations	(4,242,114)	(6,548,791)
Net loss applicable to common shareholders	(4,267,413)	(6,822,350)

	Nine Months Ended September 30,
	2015	2014
Revenues	$375,000	$375,000
Loss from operations	(15,899,904)	(18,665,291)
Net loss applicable to common shareholders	(16,947,226)	(19,404,768)

The above unaudited pro forma condensed consolidated financial information is presented for illustrative purposes only. It is not necessarily indicative of what the results of operations actually would have been had the acquisition been completed on the date indicated. In addition, it does not purport to project the future operating results of the combined entity.

Goodwill represents the difference between the total purchase price for the net assets purchased from EGEN and the aggregate fair values of tangible and intangible assets acquired, less liabilities assumed. Goodwill is reviewed for impairment at least annually as of our third quarter ended September 30 if we believe indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. We first assessed qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will conduct a two-step quantitative goodwill impairment test. As of September 30, 2015, after our assessment of the totality of the events that could impair Goodwill, it is the Company’s conclusion “it is not more likely than not” that the Goodwill is impaired. Therefore, the Company is not required to conduct a two-step quantitative goodwill impairment test.

Note 8. Accrued Liabilities

Other accrued liabilities at September 30, 2015 and December 31, 2014 include the following:

	September 30, 2015	December 31, 2014
Amounts due to Contract Research Organizations and other contractual agreements	$402,961	$857,730
Accrued payroll and related benefits	699,371	961,440
Accrued professional fees	257,500	502,300
Accrued interest on notes payable	68,429	96,875
Other	20,020	38,020

Total Accrued Liabilities	$1,448,281	$2,456,365

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

For the three and nine month periods ended September 30, 2015, the Company incurred $218,836 and $726,168 in interest expense and amortized $103,860 and $349,090 as interest expense for deferred fees, debt discount and end of term charges in connection with the Hercules Credit Agreement.

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

Following is a schedule of future principal payments before debt discount due on the Hercules Credit Agreement:

Principle payments before debt discount and end of term charges on the Hercules Credit Agreement

For the year period ending September 30, 2016	$3,977,412
For the year period ending September 30, 2017	3,321,629
Total	$7,299,041

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

Under this purchase agreement, the Company was prohibited, for the period from the date of closing and ending September 1, 2015, from effecting or entering into an agreement to issue common stock or, for a period of five months after the closing, any other securities that are at any time convertible into, or exercisable or exchangeable for, or otherwise entitle the holder thereof to receive, common stock to the extent such issuance or sale involves certain variable conversion, exercise or exchange prices or such agreement provides for sale of securities at a price to be determined in the future.

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

The ATM Agreement will terminate upon the earlier of (i) the sale of ATM Shares under the ATM Agreement having an aggregate offering price of $25 million and (ii) the termination of the ATM Agreement by Cantor or the Company. The ATM Agreement may be terminated by Cantor or the Company at any time upon 10 days' notice to the other party, or by Cantor at any time in certain circumstances, including the occurrence of a material adverse change in the Company.  The Company pays Cantor a commission of 3.0% of the aggregate gross proceeds from each sale of ATM Shares and has agreed to provide Cantor with customary indemnification and contribution rights. The Company also reimbursed Cantor for legal fees and disbursements, of $50,000, in connection with entering into the ATM Agreement. We have sold and issued an aggregate of 1,195,927 shares under the ATM Agreement as of September 30, 2015, receiving approximately $6.8 million in net proceeds. On October 2, 2015, we filed a prospectus supplement to the base prospectus that forms a part of the registration statement on Form S-3 (File No. 333-206789), filed on September 4, 2015 and declared effective by the SEC on September 25, 2015, pursuant to which we may offer and sell up to $7,500,000 of shares of common stock from time to time under the ATM Agreement.

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

The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Nine Months Ended September 30,
	2015			2014
Risk-free interest rate	2.06	–	2.93%	2.63	–	2.75%
Expected volatility	92.9	–	93.0%	98.7	–	100.7%
Expected life (in years)			10.00			10.00
Expected forfeiture rate			5.0%			5.0%
Expected dividend yield			0.0%			0.0%

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

A summary of the Company’s stock option and restricted stock awards for the nine months ended September 30, 2015 is as follows:

	Stock Options		Restricted Stock Awards		Weighted Average
Equity Awards	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Contractual Terms of Equity Awards (in years)

Equity awards outstanding at December 31, 2014	1,744,755	$7.20	7,018	$3.32
Equity awards granted	709,250	$2.44	43,500	$3.29
Equity awards exercised	–	–	(14,000)	$2.72
Equity awards forfeited, cancelled or expired	(275,062)	$9.65	–	–

Equity awards outstanding at September 30, 2015	2,178,943	$5.34	36,518	$3.51	7.6

Aggregate intrinsic value of outstanding awards at September 30, 2015	$–		$110,853

Equity awards exercisable at September 30, 2015	1,467,857	$7.25			7.2

Aggregate intrinsic value of awards exercisable at September 30, 2015	$–

Total compensation cost related to employee stock options and restricted stock awards amounted to $289,683 and $532,160 for the three months ended September 30, 2015 and 2014, respectively.  Total compensation cost related to employee stock options and restricted stock awards amounted to $1,616,864 and $2,253,636 for nine months ended September 30, 2015 and 2014, respectively. No compensation cost related to share-based payments arrangements was capitalized as part of the cost of any asset as of September 30, 2015 and 2014.

As of September 30, 2015, there was $0.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.3 years. The weighted average grant-date fair value was $2.15 and $3.18 per share for the options granted during the nine months ended September 30, 2015 and 2014, respectively.  The weighted average grant-date fair value was $3.29 and $3.49 for the restricted stock awards granted during the nine months ended September 30, 2015 and 2014, respectively.

Collectively, for all of the Company’s stock option plans as of September 30, 2015, there were a total of 3,660,270 shares reserved with 2,215,461 equity awards granted and 1,444,809 equity awards available for future issuance.

Note 12. Earn-out Milestone Liability

The total aggregate purchase price for the EGEN Acquisition included potential future Earn-out Payments contingent upon achievement of certain milestones. The difference between the aggregate $30.4 million in future Earn-out Payments and the $13.9 million included in the fair value of the acquisition consideration at June 20, 2014 was based on the Company's risk-adjusted assessment of each milestone (10% to 67%) and utilizing a discount rate based on the estimated time to achieve the milestone (1.5 to 7.0 years). The earn-out milestone liability will be fair valued at the end of each quarter and any change in their value will be recognized in the financial statements. At September 30, 2015, the Company fair valued the earn-out milestone liability at $13.6 million and recognized a non-cash benefit of $282,950 and $41,422 during the three and nine month periods ended September 30, 2015, respectively, as a result of the change in the fair value of earn-out milestone liability from $13.9 million and $13.7 million at June 30, 2015 and December 31, 2014, respectively.

The fair value of the earn-out milestone liability at September 30, 2015 was based on the Company's risk-adjusted assessment of each milestone (10% to 75%) utilizing a discount rate based on the estimated time to achieve the milestone (0.8 to 2.8 years). The fair value of the earn-out milestone liability at December 31, 2014 was based on the Company's risk-adjusted assessment of each milestone (10% to 67%) utilizing a discount rate based on the estimated time to achieve the milestone (1.2 to 6.5 years).

The following is a summary of the changes in the earn-out milestone liability for 2015:

Balance at January 1, 2015	$13,663,710
Non-cash benefit from the adjustment for the change in fair value included in net loss	(41,422)
Balance at September 30, 2015	$13,622,288

Note 13. Warrants

Common Stock Warrants

Following is a summary of all warrant activity for the nine months ended September 30, 2015:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price

Warrants outstanding at December 31, 2014	5,069,815	$8.18

Warrants issued during the nine months ended September 30, 2015	1,950,000	$2.60

Warrants expired during the nine months ended September 30, 2015	(1,125,140)	$7.98
Warrants outstanding at September 30, 2015	5,894,675	$6.37

Aggregate intrinsic value of outstanding warrants at September 30, 2015	–

Weighted average remaining contractual terms (in years)	3.0

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

	December 31, 2014
Risk-free interest rate	0.04	-	1.66%
Expected volatility	40.9	-	98.35%
Expected life (in years)	0.25	-	3.9
Expected forfeiture rate			0.0%
Expected dividend yield			0.00%

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

The following is a summary of the changes in the common stock warrant liability for the nine month period ended September 30, 2015:

Beginning balance as of January 1, 2015	$275,008
Loss from the adjustment for the change in fair value included in net loss	61,246
Fair value of warrants reclassified as equity (Note 9)	(336,254)
Ending balance as of September 30, 2015	$–

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

License and Distribution Agreement

On January 20, 2015 the Company announced it had signed a license and distribution agreement with myTomorrows to implement an Early Access Program for ThermoDox®, its proprietary heat-activated liposomal encapsulation of doxorubicin, in all countries of the European Union (EU) territory, Iceland, Liechtenstein, Norway and Switzerland for the treatment of patients with recurrent chest wall (RCW) breast cancer. On August 10, 2015 the Company announced it had expanded its Early Access Program with myTomorrows to include patients with primary liver cancer, also known as hepatocellular carcinoma (HCC) and liver cancer metastases, in all countries of the European Union (EU) territory, Switzerland, Turkey and Israel.

Early Access Programs allow biopharmaceutical companies to provide eligible patients with ethical access to investigational medicines for unmet medical needs within the scope of the existing early access legislation.  Access is provided in response to physician requests in a fully compliant manner, where no alternative treatment options are available to these patients.  Celsion will provide ThermoDox® to centers of excellence in the EU and Switzerland through its Early Access Program with myTomorrows, at prices that are comparable to chemotherapeutics used to treat this and other aggressive form of cancer.

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

The discussion of risks and uncertainties set forth in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K, as well as in other filings with the SEC, is not a complete or exhaustive list of all risks facing the Company at any particular point in time. We operate in a highly competitive, highly regulated and rapidly changing environment and our business is constantly evolving. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

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

The data from the HEAT Study post-hoc analysis suggest that ThermoDox® may substantially improve overall survival, when compared to the control group, in patients if their lesions undergo a 45 minute RFA procedure standardized for a lesion greater than 3 cm in diameter. Data from seven OS sweeps have been conducted since the top line PFS data from the HEAT Study were announced in January 2013, with each data set showing clinical benefit with progressive improvement in statistical significance. The most recent post-hoc OS analysis data from the HEAT Study as of July 15, 2015 (announced on August 6, 2015) demonstrated that in a large, well bounded, subgroup of patients (n=285, 41% of the study patients), the combination of ThermoDox® and optimized RFA provided a 58% improvement in OS compared to optimized RFA alone. The Hazard Ratio at this latest quarterly OS analysis is 0.63 (95% CI 0.43 – 0.93) with a p-value of 0.0198. Median overall survival for the ThermoDox® group has been reached which translates into a 25.4 month (2.1 year) survival benefit over the optimized RFA only group (79 months for the ThermoDox® plus optimized RFA group versus 53.6 months for the optimized RFA only group). These data continue to support the protocol for the Phase III OPTIMA Study, which is evaluating ThermoDox® in combination with optimized RFA, which will be standardized to a minimum of 45 minutes across all investigators and clinical sites for treating lesions 3 to 7 centimeters, versus standardized RFA alone. The study is expected to enroll up to 550 patients globally in up to 75 clinical sites in the United States, Europe, China and elsewhere in the Asia Pacific region.

Data from the HEAT Study post-hoc analysis have been presented at multiple scientific and medical conferences in 2013, 2014 and thus far in 2015 by key HEAT Study investigators and leading liver cancer experts. The presentations include:

●	World Conference on Interventional Oncology in May 2013
●	European Conference on Interventional Oncology in June 2013 and April 2014
●	International Liver Cancer Association Annual Conference in September 2013, 2014 and 2015
●	American Society of Clinical Oncology 50th Annual Meeting in June 2014
●	Asian Conference on Tumor Ablation in October 2015

We also completed computational modeling with supplementary preclinical animal studies supporting the relationship between heating duration and clinical outcomes.

The OPTIMA Study. On February 24, 2014, we announced that the U.S. Food and Drug Administration (FDA), after its customary 30 day review period, accepted without comment, subject to compliance with regulatory standards, our pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox®, our proprietary heat-activated liposomal encapsulation of doxorubicin in combination with RFA in primary liver cancer, also known as HCC (the OPTIMA Study). The OPTIMA Study trial design is based on the comprehensive analysis of data from the HEAT study, which, as described previously, demonstrated that treatment with ThermoDox® resulted in an approximate 58% improvement in overall survival in a large number of HCC patients that received an optimized RFA treatment for longer than 45 minutes. Designed with extensive input from globally recognized HCC researchers and clinicians and, after formal written consultation with the FDA, the OPTIMA Study was launched in the first half of 2014. The OPTIMA Study is expected to enroll up to 550 patients globally at up to 75 sites in the United States, Europe, China and elsewhere in the Asia Pacific region, and will evaluate ThermoDox® in combination with standardized RFA, which will require a minimum of 45 minutes across all investigators and clinical sites for treating lesions 3 to 7 centimeters, versus standardized RFA alone. The primary endpoint for the trial is overall survival, and the secondary endpoints for the trial are PFS and Safety. The statistical plan calls for two interim efficacy analyses by an independent Data Monitoring Committee.

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

The DIGNITY Study. On July 6, 2015, we announced positive interim data from the DIGNITY Trial of ThermoDox® in recurrent chest wall (RCW) breast cancer.  The trial is designed to enroll up to 20 patients at five clinical sites in the United States and is evaluating ThermoDox® in connection with mild hyperthermia. Of the 17 patients enrolled and treated in the DIGNITY Study, 13 were eligible for evaluation of efficacy. Based on data available to date, every patient experienced a clinical benefit of their highly refractory disease with a local response rate of 69% observed in the 13 evaluable patients, notably five complete responses, four partial responses and four patients with stable disease.  The Company remains on track to complete enrollment in the study in the third quarter of 2015 and will present the final results at the San Antonio Breast Cancer Conference on December 12, 2015. These data are consistent with the previously reported Phase 1 data for ThermoDox® plus hyperthermia in RCW breast cancer, including combined clinical data from the Company's Phase 1 DIGNITY Study and a Duke University sponsored Phase 1 trial of ThermoDox®. The two similarly designed studies enrolled patients with highly resistant tumors found on the chest wall and who had progressed on previous therapies.  There were 29 patients treated in the two trials, including 11 patients in the DIGNITY study and 18 patients in the Duke study.  Of the 29 patients treated, 23 were eligible for evaluation of efficacy.  A local response rate of over 60% was reported in 14 of the 23 evaluable patients, with five complete responses and nine partial responses.

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

GEN-1 OVATION Study. In February 2015, we announced that the FDA accepted, without comment, the Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer (the Ovation Study). On September 30, 2015, we announced we enrolled the first patient in the Ovation Study. The Ovation Study will seek to identify a safe, tolerable and therapeutically active dose of GEN-1 by recruiting and maximizing an immune response and is designed to enroll three to six patients per dose level and will evaluate safety and efficacy and attempt to define an optimal dose for a follow-on Phase I/II study combining GEN-1 with Avastin® and Doxil®.   In addition, the Ovation Study establishes a unique opportunity to assess how cytokine-based compounds such as GEN-1, directly affects ovarian cancer cells and the tumor microenvironment in newly diagnosed patients. The study is designed to characterize the nature of the immune response triggered by GEN-1 at various levels of the patients' immune system, including:

●	infiltration of cancer fighting T-cell lymphocytes into primary tumor and tumor microenvironment including peritoneal cavity, which is the primary site of metastasis of ovarian cancer;

●	changes in local and systemic levels of immuno-stimulatory and immunosuppressive cytokines associated with tumor suppression and growth, respectively; and

●	expression profile of a comprehensive panel of immune related genes in pre-treatment and GEN-1-treated tumor tissue.

GEN-1 Plus Doxil® and Avastin® Trial. On April 29, 2015, we announced the expansion of our ovarian cancer development program to include a Phase I dose escalating trial to evaluate GEN-1 in combination with Avastin® and Doxil® in platinum-resistant ovarian cancer patients. We expect to enroll patients beginning in the first half of 2016.

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

On August 10, 2015, we expanded the Early Access Program with myTomorrows to include patients with primary liver cancer, also known as hepatocellular carcinoma and liver cancer metastases, in all countries of the European Union territory, Switzerland, Turkey and Israel.

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

FINANCIAL REVIEW FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Results of Operations

For the three months ended September 30, 2015, our net loss was $4.3 million compared to a net loss of $6.9 million for the same period of 2014. For the nine months ended September 30, 2015, our net loss was $16.9 million compared to a net loss of $19.0 million for the same period of 2014. As of September 30, 2015, we had $24.4 million in cash and short-term investments including accrued interest from short term investments.

	Three Months Ended September 30,
	(In thousands)		Change Increase (Decrease)
	2015	2014		%

Licensing Revenue:	$125	$125	$–	–%

Operating Expenses:
Clinical Research	1,888	4,012	(2,124)	(52.9)%
Chemistry, Manufacturing and Controls	995	618	377	61.0%
Research and development	2,883	4,630	(1,747)	(37.7)%
General and administrative	1,484	2,044	(560)	(27.4)%
Acquisition costs	–	120	(120)	(100.0)%
Total operating expenses	4,367	6,794	(2,427)	(35.7)%

Loss from operations	$(4,242)	$(6,669)	$2,427	36.4%

	Nine Months Ended September 30,
	(In thousands)		Change Increase (Decrease)
	2015	2014		%

Licensing Revenue:	$375	$375	$–	–%

Operating Expenses:
Clinical Research	8,265	7,824	441	5.6%
Chemistry, Manufacturing and Controls	2,693	2,864	(171)	(6.0)%
Research and development	10,958	10,688	270	2.5%
General and administrative	5,317	6,783	(1,466)	(21.6)%
Acquisition costs	–	1,188	(1,188)	(100.0)%
Total operating expenses	16,275	18,659	(2,384)	(12.8)%

Loss from operations	$(15,900)	$(18,284)	$2,384	13.0%

Comparison of the Three Months ended September 30, 2015 and 2014

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten year term of the agreement; therefore we recorded deferred revenue of $125,000 in each of the first, second and third quarters of 2015 and 2014.

Research and Development Expenses

Research and development (R&D) expenses decreased by $1.7 million to $2.9 million in the third quarter of 2015 from $4.6 million in the same period of 2014.  Costs associated with the OPTIMA Study were $1.0 million in the third quarter of 2015 compared to $2.2 million in the same period of 2014 when we began initiating sites and enrolling patients in the OPTIMA Study. Study costs associated with the HEAT Study remained relatively insignificant in each of the third quarters of 2015 and 2014. The costs associated with the HEAT Study are expected to be minimal as we continue to follow patients for overall survival only. Costs associated with our recurrent chest wall breast cancer clinical trial remained relatively unchanged at $0.1 million in each of the third quarters of 2015 and 2014. Other clinical costs were $0.4 million and $0.5 million in the third quarters of 2015 and 2014, respectively. Other R&D costs were $0.9 million lower in the third quarter of 2015 compared the same period of 2014 as the Company adjusted down $0.8 million of liability as the result of an amendment to a cooperative research and development agreement.  Costs associated with the production of clinical supplies of ThermoDox® to support the OPTIMA Study were $1.0 million in the third quarter of 2015 compared to $0.6 million in the same period of 2014.

During the second half of 2014, the Company completed the integration of the operations of the business acquired on June 20, 2014 from EGEN, Inc. into our wholly owned subsidiary, CLSN Laboratories. Costs associated with CLSN Laboratories were $0.9 million for the third quarter of 2015 compared to $0.7 million in the same period of 2014.

General and Administrative Expenses

General and administrative (G&A) expenses decreased by $0.5 million to $1.5 million in the third quarter of 2015 compared to $2.0 million in the same period of 2014. This decrease is primarily the result of decreases in personnel related costs of $0.3 million and insurance costs of $0.2 million.

Acquisition Transaction Related Expenses

We recognized transaction-related expenses for the three months ended September 30, 2014 which consisted of legal and professional fees related to the June 20, 2014 acquisition of substantially all of the assets of EGEN.

Change in Earn-out Milestone Liability

The total aggregate purchase price for the acquisition of assets from EGEN included potential future earn-out payments contingent upon achievement of certain milestones. The difference between the aggregate $30.4 million in future earn-out payments and the $13.9 million included in the fair value of the acquisition consideration at June 20, 2014 was based on the Company's risk-adjusted assessment of each milestone and utilizing a discount rate based on the estimated time to achieve the milestone. These milestone payments will be fair valued at the end of each quarter and any change in their value will be recognized in the financial statement. As of September 30, 2015, the Company fair valued these milestones at $13.6 million and recognized non-cash benefit of $0.3 million as a result of the change in the fair value of these milestones from $13.9 million at June 30, 2015.

Change in Warrant Liabilities

A warrant liability was incurred as a result of warrants we issued in a public offering in September 2009. On March 30, 2015, all remaining warrants associated with this equity offering expired. The liability associated with these warrants was calculated at its fair market value using the Black-Scholes option-pricing model and was adjusted at the end of each quarter with changes in fair value recorded in earnings during the term of the warrants. The warrants expired in March 2015. These warrants’ fair value was zero at December 31, 2014 and when they expired at March 31, 2015. Therefore, no change in warrant liability was required to be recorded or reclassified during 2015. For the three months ended September 30, 2014, there was no change in the liability associated with these warrants.

In addition, we issued warrants for 194,986 shares of the Company’s common stock in connection with the Hercules Credit Agreement in November 2013 and June 2014. The liability associated with these warrants was calculated at its fair market value using the Black-Scholes option-pricing model and was adjusted at the end of each quarter with changes in fair value recorded in earnings during the term of the warrants.  As discussed in Note 9 of the financial statement, the Company concluded in the second quarter of 2015 the warrant provision which required the exercise price of the warrant to be adjusted downward to a lower price at which the Company would sell and issue shares in a financing for cash during the one-year anniversary of the warrant had expired. Therefore, the Company valued the warrant at $336,254 immediately prior to this event and reduced the liability to zero and increased equity by $336,254 in the second quarter of 2015. The Company also recorded a non-cash charge to net income of $61,246 in the nine month period ended September 30, 2015.

At September 30, 2014, the fair value of these liabilities was $0.4 million and the resulting benefit was approximately $0.1 million in each of the three and nine month periods ended September 30, 2014.

Investment income and interest expense

In connection with its debt facilities the Company incurred $0.3 million and $0.4 million in interest expense in the three month periods ended September 30, 2015 and 2014, respectively.

Other (expense) income

Other (expense) income for the third quarters of 2015 and 2014 was not significant.

Comparison of the Nine Months ended September 30, 2015 and 2014

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten year term of the agreement; therefore we recorded deferred revenue of $375,000 in each of the first nine months of 2015 and 2014.

Research and Development Expenses

Research and development (R&D) expenses increased by $0.3 million to $11.0 million in the first nine months of 2015 from $10.7 million in the same period of 2014.  Costs associated with the OPTIMA Study were $2.8 million in the first nine months of 2015 compared to $3.8 million in the same period of 2014 when we initiated the OPTIMA Study. Study costs associated with the HEAT Study were $0.3 million in the first nine months of 2015 compared to $0.4 million in the same period of 2014. The costs associated with the HEAT Study are expected to be minimal as we continue to follow patients for overall survival only. Costs associated with our recurrent chest wall breast cancer clinical trial were $0.2 million in the first nine months of 2015 compared to $0.3 million in the same period of 2014. Other clinical costs were $1.5 million in the first nine months of 2015 compared to $1.4 million in the same period of 2014. Other R&D costs were $0.2 million in the first nine months of 2015 compared to $1.1 million in the same period of 2014 as the Company adjusted down $0.8 million of liability as the result of an amendment to a cooperative research and development agreement.  Costs associated with the production of clinical supplies of ThermoDox® to support the OPTIMA Study were $2.7 million in the first nine months of 2015 compared to $2.9 million in the same period of 2014.

During the 2nd half of 2014, the Company completed the integration of the operations of the business acquired on June 20, 2014 from EGEN, Inc. into our wholly owned subsidiary, CLSN Laboratories. Costs associated with CLSN Laboratories were $3.3 million in the first nine months of 2015 compared to $0.9 million in the same period of 2014.

General and Administrative Expenses

General and administrative (G&A) expenses decreased by $1.5 million to $5.3 million in the first nine months of 2015 compared to $6.8 million in the same period of 2014. This decrease is primarily the result of decreases in personnel costs of $0.8 million, insurance costs of $0.7 million and other administrative costs of $0.2 million partially offset by an increase of $0.2 million in legal fees associated with trademarks and patents associated with the product pipeline acquired in the EGEN acquisition.

Acquisition Transaction Related Expenses

We recognized transaction-related expenses of $1.2 million for the nine months ended September 30, 2014 which consisted of legal and professional fees related to the June 20, 2014 acquisition of substantially all of the assets of EGEN.

Change in Earn-out Milestone Liability

The total aggregate purchase price for the acquisition of assets from EGEN included potential future earn-out payments contingent upon achievement of certain milestones. The difference between the aggregate $30.4 million in future earn-out payments and the $13.9 million included in the fair value of the acquisition consideration at June 20, 2014 was based on the Company's risk-adjusted assessment of each milestone and utilizing a discount rate based on the estimated time to achieve the milestone. These milestone payments will be fair valued at the end of each quarter and any change in their value will be recognized in the financial statement. As of September 30, 2015, the Company fair valued these milestones at $13.6 million and recognized non-cash benefit of $41,422 as a result of the change in the fair value of these milestones from $13.7 million at December 31, 2014.

Change in Warrant Liabilities

A warrant liability was incurred as a result of warrants we issued in a public offering in September 2009. On March 30, 2015, all remaining warrants associated with this equity offering expired. The liability associated with these warrants was calculated at its fair market value using the Black-Scholes option-pricing model and was adjusted at the end of each quarter with changes in fair value recorded in earnings during the term of the warrants. The warrants expired in March 2015. These warrants’ fair value was zero at December 31, 2014 and when they expired at March 31, 2015. Therefore, no change in warrant liability was required to be recorded or reclassified during 2015. For the first nine months of 2014, the Company recorded a non-cash benefit of $3,026 for these warrants.

In addition, we issued warrants for 194,986 shares of the Company’s common stock in connection with the Hercules Credit Agreement in November 2013 and June 2014. The liability associated with these warrants was calculated at its fair market value using the Black-Scholes option-pricing model and was adjusted at the end of each quarter with changes in fair value recorded in earnings during the term of the warrants.  As discussed in Note 9 of the financial statement, the Company concluded in the second quarter of 2015 the warrant provision which required the exercise price of the warrant to be adjusted downward to a lower price at which the Company would sell and issue shares in a financing for cash during the one-year anniversary of the warrant had expired. Therefore, the Company valued the warrant at $336,254 immediately prior to this event and reduced the liability to zero and increased equity by $336,254 in the second quarter of 2015. The Company also recorded a non-cash charge to net income of $61,246 in the nine month period ended September 30, 2015.

At September 30, 2014, the fair value of these liabilities was $0.4 million and the Company recorded a non-cash benefit to net income of $81,243 in the nine month period ended September 30, 2014.

Investment income and interest expense

In connection with its debt facilities the Company incurred $1.1 million and $0.9 million in interest expense in the first nine months of 2015 and 2014, respectively.

Other (expense) income

Other (expense) income for the first nine months of 2015 and 2014 was not significant.

Financial Condition, Liquidity and Capital Resources

Since inception, excluding the net aggregate payments received from Boston Scientific of $43 million through the divestiture of our medical device business in 2007 (which we received in installments of $13 million in 2007 and $15 million in each of 2008 and 2009), we have incurred significant losses and negative cash flows from operations.  We have financed our operations primarily through the net proceeds we received in this divesture, subsequent sales of equity, credit facilities and amounts received under our product licensing agreement with Yakult and our technology development agreement with Hisun. The process of developing and commercializing ThermoDox®, GEN-1 and other product candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts.  We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future.  Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $212 million at September 30, 2015.

At September 30, 2015, we had total current assets of $24.8 million (including cash, cash equivalents and short term investments and related interest receivable on short term investments of $24.4 million) and current liabilities of $8.4 million, resulting in net working capital of $16.4 million.  At December 31, 2014, we had total current assets of $37.5 million (including cash, cash equivalents and short term investments and related interest receivable on short term investments of $37.1 million) and current liabilities of $10.1 million, resulting in net working capital of $27.4 million.

Net cash used in operating activities for the first nine months of 2015 was $16.9 million.  The net loss for the first nine months of 2015 included $1.6 million in non-cash stock-based compensation expense. The $16.9 million net cash used in operating activities was funded from cash and short term investments.  At September 30, 2015, we had cash, cash equivalents and short term investments and related interest receivable on short term investments of $24.4 million.

Net cash provided by financing activities was $4.5 million during the first nine months of 2015 which resulted from net proceeds of $7.2 million from the sale of our common stock in the second quarter of 2015 partially offset by principal payments of $2.7 million on the Hercules Credit Agreement.

On February 1, 2013, the Company entered into a Controlled Equity Offering SM Sales Agreement (the ATM Agreement) with Cantor Fitzgerald & Co., as sales agent (Cantor), pursuant to which we may offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (the ATM Shares) pursuant to our previously filed and effective registration statement on Form S-3. Under the ATM Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the our common stock or to or through a market maker.  We will pay Cantor a commission of three percent of the aggregate gross proceeds from each sale of ATM Shares. We have sold and issued an aggregate of 1,195,927 shares under the ATM Agreement as of September 30, 2015, receiving approximately $6.8 million in net proceeds. On October 2, 2015, we filed a prospectus supplement to the base prospectus that forms a part of the registration statement on Form S-3 (File No. 333-206789), filed on September 4, 2015 and declared effective by the SEC on September 25, 2015, pursuant to which we may offer and sell up to $7,500,000 of shares of common stock from time to time under the ATM Agreement.

We believe that our cash and investment resources of $24.4 million on hand at September 30, 2015 are sufficient to fund operations into the first half of 2017.  However, our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing, progress and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other unforeseen uses of cash.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet financing arrangements.  There were no material changes during the nine months ended September 30, 2015 to our operating leases, which are disclosed in the contractual commitments table in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on March 12, 2015 with the Securities and Exchange Commission.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. Our cash flow and earnings are subject to fluctuations due to changes in interest rates in our investment portfolio.  We maintain a portfolio of various issuers, types, and maturities.  These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive loss included in stockholders’ equity.

Item 4.    CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2015, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the Securities and Exchange Commission.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, that occurred during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Since our inception, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $212 million at September 30, 2015. For the years ended December 31, 2014, 2013, 2012 and the nine months ended September 30, 2015, we incurred a net loss of $25.5 million, $12.9 million, $26.6 million and $16.9 million, respectively. We currently have no product revenue and do not expect to generate any product revenue for the foreseeable future other than through sales of our proprietary reagent products for life science research, which products are based on our newly acquired proprietary delivery platform technologies, TheraPlas™ and TheraSilence™. We do not expect revenue from the sale of our reagent products to be a significant source of revenue. Because we are committed to continuing our product research, development, clinical trial and commercialization programs, we will continue to incur significant operating losses unless and until we complete the development of ThermoDox®, GEN-1 or other new product candidates and these product candidates have been clinically tested, approved by the U.S. Food and Drug Administration (FDA) and successfully marketed. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, us or our collaborators successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third party alternatives for any approved product and raising sufficient funds to finance business activities. If we or our collaborators are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As of September 30, 2015, we had approximately $24.4 million in cash, cash equivalents and short-term investments, including accrued interest from short term investments. We have substantial future capital requirements to continue our research and development activities and advance our drug candidates through various development stages, including the product candidates that we purchased from EGEN in June 2014. For example, ThermoDox® is being evaluated in a Phase III clinical trial for the treatment of primary liver cancer, a Phase II clinical trial for the treatment of recurrent chest wall breast cancer and other preclinical studies. In addition, GEN-1 is currently in an early stage of clinical development for the treatment of ovarian cancer. We enrolled our first patient in a Phase I dose escalation clinical trial in combination with the standard of care in neo-adjuvant ovarian cancer in the third quarter of 2015 and conduct additional preclinical studies to support a Phase I dose escalating trial evaluating GEN-1 in combination with Avastin® and Doxil® in platinum-resistant ovarian cancer patients. The delivery technology platforms that we purchased from EGEN are in preclinical stages of development. We will continue to conduct additional analyses of the data from the HEAT Study to assess the future strategic value of ThermoDox® and are performing sub-group analysis of the Chinese cohort of patients in the HEAT Study and other activities for further development of ThermoDox® for mainland China, Hong Kong and Macau. To complete the development and commercialization of our product candidates, we will need to raise substantial amounts of additional capital to fund our operations. Our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing, progress and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other unforeseen uses of cash. We do not have any committed sources of financing and cannot assure you that alternate funding will be available in a timely manner, on acceptable terms or at all. We may need to pursue dilutive equity financings, such as the issuance of shares of common stock, convertible debt or other convertible or exercisable securities. Such dilutive equity financings could dilute the percentage ownership of our current common stockholders and could significantly lower the market value of our common stock. In addition, a financing could result in the issuance of new securities that may have rights, preferences or privileges senior to those of our existing stockholders.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. Our January 31, 2013 announcement that the HEAT study failed to meet its primary endpoint has resulted in significant volatility and a steep decline in the price of our common stock, a level of decline that could result in securities litigation. Plaintiffs’ securities litigation firms have publicly announced that they are investigating potential securities fraud claims that they may wish to make against us.  More recently, our acquisition of the assets of EGEN in June 2014 has been followed with increased volatility in the price of our common stock. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospect.  The closing price of our common stock as reported on The NASDAQ Capital Market had a high price of $4.57 and a low price of $2.30 in the 52-week period ended December 31, 2014 and a high price of $3.15 and a low price of $1.65 from January 2, 2015 through November 4, 2015. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of November 4, 2015, we had 23,027,988 shares of common stock outstanding, all of which shares, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, all of the shares of common stock issuable upon exercise of warrants will be freely tradable without restriction or further registration upon issuance.

Our stockholders may experience significant dilution as a result of future equity offerings or issuances and exercise of outstanding options and warrants.

In order to raise additional capital or pursue strategic transactions, we may in the future offer, issue or sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock, including the issuance of common stock in relation to the achievement, if any, of milestones triggering our payment of earn-out consideration in connection with the EGEN acquisition. Our stockholders may experience significant dilution as a result of future equity offerings or issuance. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders. As of November 4, 2015, we have a significant number of securities convertible into, or allowing the purchase of, our common stock, including 5,894,675 shares of common stock issuable upon exercise of warrants outstanding, 2,150,363 options to purchase shares of our common stock and restricted stock awards outstanding, and 1,524,425 shares of common stock reserved for future issuance under our stock incentive plans. Under the Controlled Equity OfferingSM Sales Agreement entered into with Cantor Fitzgerald & Co. on February 1, 2013, we may offer and sell, from time to time through “at-the-market” offerings, up to an aggregate of $25 million of shares of our common stock. We had only sold 1,397,865 shares under the agreement for total net proceeds of $7.2 million.

We may be unable to maintain compliance with NASDAQ Marketplace Rules which could cause our common stock to be delisted from The NASDAQ Capital Market. This could result in the lack of a market for our common stock, cause a decrease in the value of an investment in us, and adversely affect our business, financial condition and results of operations.

Our common stock is currently listed on The NASDAQ Capital Market. To maintain the listing of our common stock on The NASDAQ Capital Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and stockholders’ equity of at least $2.5 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and a total market value of listed securities of at least $35 million. As of November 4, 2015, the closing sale price of our common stock was $1.94, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors and 10% or more stockholders) was approximately $40, million and the total market value of our listed securities was approximately $45, million. There is no assurance that we will continue to meet the minimum closing price requirement and other listing requirements. As of September 30, 2015, we had stockholders’ equity of $24.3 million.

On October 28, 2013, we effected a 4.5-to-1 reverse stock split of our common stock primarily for purposes of increasing the market price of our common stock, among others, and our common stock started to trade on the post-split basis on October 29, 2013. Other companies have found that the increased stock prices resulting from reverse splits tend to diminish over time unless supported by positive developments in the business. The closing price of our common stock as reported on The NASDAQ Capital Market has declined from $5.14 on October 29, 2013 to $1.94,on November 4, 2015.

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

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders' Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

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

November 5, 2015	CELSION CORPORATION

Registrant

	By:	/s/ Michael H. Tardugno
Michael H. Tardugno
Chairman, President and Chief Executive Officer

	By:	/s/ Jeffrey W. Church
Jeffrey W. Church
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Item 6.	Exhibits.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders' Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

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