Form 10-K
period 2015-12-31
Celsion CORP
filed 2016-03-30
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-accelerated Filer	☑	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐     No  ☑

As of June 30, 2015, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $47,468,416 based on the closing sale price for the Registrant’s common stock on that date as reported by The NASDAQ Capital Market.   For purposes of this calculation, shares of common stock held by directors, officers and shareholders who own greater than 10% of the Company’s outstanding stock of the Registrant at June 30, 2015 were excluded. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purpose.

As of March 29, 2016, 23,424,699 shares of the Registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

CELSION CORPORATION

FORM 10-K

TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS	1
	FORWARD-LOOKING STATEMENTS	1
	OVERVIEW	2
	THERMODOX® (DOXORUBICIN ENCAPSULATED IN HEAT-ACTIVATED LIPOSOME)	6
	THERMODOX® IN RELATION TO PRIMARY LIVER CANCER	6
	Liver Cancer Overview	6
	Celsion’s Approach	6
	Phase I Clinical Trial – Primary Liver Cancer	6
	701 Patient Phase III Global Clinical Trial – Primary Liver Cancer (The HEAT Study)	7
	550 Patient Phase III Global Clinical Trial – Primary Liver Cancer (The OPTIMA Study)	7
	THERMODOX® IN RELATION TO CANCERS OTHER THAN PRIMARY LIVER CANCER	8
	Recurrent Chest Wall Breast Cancer Overview	8
	Celsion’s Approach	8
	Breast Cancer Clinical Phase I/II Trial – The DIGNITY Study	8
	Breast Cancer Clinical Phase II Trial – The Euro- DIGNITY Study	9
	GEN-1 (IL-12 DNA PLASMID VECTOR ENCASED IN A NANOPARTICLE DELIVERY SYSTEM) and Other RNA and DNA Therapies	9
	Ovarian Cancer Overview	10
	Celsion’s Approach	10
	GEN-1 OVATION Study	10
	GEN-1 + Avastin® + Doxil Combination Study in Platinum Resistant Ovarian Cancer	11
	THERAPLAS™ TECHNOLOGY PLATFORM	12
	THERASILENCE™ TECHNOLOGY PLATFORM	13
	BUSINESS STRATEGY	13
	RESEARCH AND DEVELOPMENT EXPENDITURES	13
	GOVERNMENT REGULATION	14
	Regulation in the United States	14
	Research and Development	14
	Orphan Drug Designation	15
	Hatch-Waxman Exclusivity	15
	Post-Approval Requirements	15
	Regulation outside of the U.S	15
	MANUFACTURING AND SUPPLY	16
	SALES AND MARKETING	16
	PRODUCT LIABILITY AND INSURANCE	16
	COMPETITION	17
	ThermoDox®	17
	GEN-1	17
	INTELLECTUAL PROPERTY	17
	Licenses	17
	Patents and Proprietary Rights	18
	EMPLOYEES	19
	COMPANY INFORMATION	19
	AVAILABLE INFORMATION	19
	LIQUIDITY AND CAPITAL RESOURCES	20
	RECENT EVENTS	21
ITEM 1A.	RISK FACTORS	21
ITEM 1B.	UNRESOLVED STAFF COMMENTS	35
ITEM 2.	PROPERTIES	35
ITEM 3.	LEGAL PROCEEDINGS	35
ITEM 4.	MINE SAFETY DISCLOSURES	35

i

CELSION CORPORATION

FORM 10-K

TABLE OF CONTENTS (continued)

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	36
	Market Price for Our Common Stock	36
	Dividend Policy	37
	Securities Authorized for Issuance Under Equity Compensation Plans	37
	Unregistered Shares of Equity Securities	37
	Issuer Purchases of Equity Securities	37
ITEM 6.	SELECTED FINANCIAL DATA	38
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	39
	Overview	39
	Significant Events	39
	Business	44
	Financing Overview	44
	Critical Accounting Policies and Estimates	45
	Results Of Operations	46
	Financial Condition, Liquidity and Capital Resources	49
	Contractual Obligations	50
	Off-Balance Sheet Arrangements	51
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	51
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	51
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	51
ITEM 9A.	CONTROLS AND PROCEDURES	51
ITEM 9B.	OTHER INFORMATION	52

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	53
ITEM 11.	EXECUTIVE COMPENSATION	53
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	53
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	53
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	53

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	54
	1. FINANCIAL STATEMENTS	54
	2. FINANCIAL STATEMENT SCHEDULES	54
	3. EXHIBITS	54
SIGNATURES		59

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

OVERVIEW

Celsion Corporation is a fully-integrated oncology drug development company focused on developing a portfolio of innovative cancer treatments, including directed chemotherapies, DNA-mediated immunotherapy and RNA- based therapies. Our lead product candidate is ThermoDox®, a proprietary heat-activated liposomal encapsulation of doxorubicin, currently in a Phase III clinical trial for the treatment of primary liver cancer (the OPTIMA Study) and a Phase II clinical trial for the treatment of recurrent chest wall breast cancer (the DIGNITY Study). Second in our pipeline is GEN-1 (formerly known as EGEN-001), a DNA mediated immunotherapy for the localized treatment of ovarian and brain cancers.

We have three platform technologies providing the basis for the future development of a range of therapeutics for difficult-to-treat forms of cancer including: Lysolipid Thermally Sensitive Liposomes, a heat sensitive liposomal based dosage form that targets disease with known therapeutics in the presence of mild heat, TheraPlas, a novel nucleic acid-based treatment for local transfection of therapeutic plasmids, and TheraSilence, a systemic dosage form for lung directed anti-cancer RNA With these technologies we are working to develop and commercialize more efficient, effective and targeted oncology therapies that maximize efficacy while minimizing side-effects common to cancer treatments.

ThermoDox. ThermoDox®, is being evaluated in a Phase III clinical trial for primary liver cancer (the OPTIMA study) which was initiated in 2014 and a Phase II clinical trial for recurrent chest wall breast cancer (the DIGNITY Study). ThermoDox® is a liposomal encapsulation of doxorubicin, an approved and frequently used oncology drug for the treatment of a wide range of cancers.  Localized heat at hyperthermia temperatures (greater than 40° Celsius) releases the encapsulated doxorubicin from the liposome enabling high concentrations of doxorubicin to be deposited preferentially in and around the targeted tumor while minimizing systemic side effects common with chemotherapy treatments like doxorubicin.

The HEAT Study. On January 31, 2013, we announced that ThermoDox® in combination with radio frequency ablation (RFA) did not meet the primary endpoint of progression free survival (PFS) for the 701 patient clinical trial in patients with hepatocellular carcinoma (HCC), also known as primary liver cancer (the HEAT Study). We determined, after conferring with the HEAT Study’s independent Data Monitoring Committee (iDMC), that the HEAT Study did not meet the goal of demonstrating persuasive evidence of clinical effectiveness, that being a clinically meaningful improvement in progression free survival (PFS), that could form the basis for regulatory approval. In the trial, ThermoDox® was well-tolerated with no unexpected serious adverse events. Following the announcement of the HEAT Study results, we have continued to follow patients for Overall Survival (OS), the secondary endpoint of the HEAT Study. We have conducted a comprehensive analysis of the data from the HEAT Study to assess the future strategic value and development strategy for ThermoDox®.

Findings from the HEAT Study post-hoc data analysis suggest that ThermoDox® may substantially improve Overall Survival, when compared to the control group, in patients if their lesions undergo a 45 minute RFA procedure standardized for a lesion greater than 3 cm in diameter. Data from eight OS sweeps have been conducted since the top line PFS data from the HEAT Study were announced in January 2013, with each data set showing progressive improvement in statistical significance. The most recent post-hoc OS analysis from the HEAT Study as of July 15, 2015 showed that in a large, well bounded, subgroup of patients (n=285, 41% of the study patients), the combination of ThermoDox® and optimized RFA provided a 58% improvement in OS compared to optimized RFA alone. The Hazard Ratio at this latest OS analysis is 0.63 (95% CI 0.43 - 0.93) with a p-value of 0.0198. Median overall survival has been reached in this 285 patient subgroup which translates into a 25.4 month (2.1 year) survival benefit for the ThermoDox® group over the optimized RFA only group (79 months for the ThermoDox® plus optimized RFA group versus 53.6 months for the optimized RFA only group). These data continue to support the protocol for our Phase III OPTIMA Study as described below.

Findings from the HEAT Study post-hoc data have shown to be well balanced and not diminished in anyway by other factors. Supplementary computational modeling and prospective preclinical animal studies have shown additional support the relationship between heating duration and clinical outcomes. These data analysis have been presented, without objection, at multiple scientific and medical conferences in 2013, 2014 and 2015 by key HEAT Study investigators and leading liver cancer experts. The presentations include:

●	World Conference on Interventional Oncology (WCIO) in May 2013;
●	European Conference on Interventional Oncology (ECIO) in June 2013 and April 2014;
●	International Liver Cancer Association (ILCA) Annual Conference in September 2013, 2014 and 2015;
●	American Society of Clinical Oncology (ASCO) 50th Annual Meeting in June 2014; and
●	Asian Conference on Tumor Ablation (ACTA) in October 2015.

The OPTIMA Study. On February 24, 2014, we announced that the U.S. Food and Drug Administration (FDA), after its customary 30 day review period, accepted without comment, subject to compliance with regulatory standards, our pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox® in combination with RFA in primary liver cancer, also known as HCC (the OPTIMA Study). The OPTIMA Study trial design is based on the comprehensive analysis of data from the HEAT study, which, as described previously, showed that treatment with ThermoDox® resulted in a 58% improvement in overall survival in a large number of HCC patients that received an optimized RFA treatment for longer than 45 minutes. Designed with extensive input from globally recognized HCC researchers and clinicians and, after formal written consultation with the FDA, the OPTIMA Study was launched in the first half of 2014. The OPTIMA Study is expected to enroll up to 550 patients globally at up to 75 sites in the United States, Canada, Europe, China and elsewhere in the Asia Pacific region, and will evaluate ThermoDox® in combination with standardized RFA, which will require a minimum of 45 minutes across all investigators and clinical sites for treating lesions 3 to 7 centimeters, versus standardized RFA alone. The primary endpoint for the trial is Overall Survival, and the secondary endpoints for the trial are PFS and safety. The statistical plan calls for two interim efficacy analyses by an independent DMC.

On December 16, 2015, we announced that we received the clinical trial application approval from the China Food and Drug Administration (CFDA) to conduct the OPTIMA Study in China. The approval will allow Celsion to enroll patients at up to 20 clinical sites in China. With the addition of these Chinese clinical sites, the Company expects to complete enrollment in the OPTIMA Study during the first quarter of 2018. Results from the OPTIMA Study, if successful, will provide the basis for a global registration filing and marketing approval.

EGEN Acquisition. On June 20, 2014, we completed the acquisition of substantially all of the assets of EGEN, Inc., an Alabama corporation (EGEN), pursuant to an Asset Purchase Agreement. CLSN Laboratories, Inc., a Delaware corporation and a wholly-owned subsidiary of Celsion (CLSN Laboratories), acquired all of EGEN’s right, title and interest in and to substantially all of the assets of EGEN, including cash and cash equivalents, patents, trademarks and other intellectual property rights, clinical data, certain contracts, licenses and permits, equipment, furniture, office equipment, furnishings, supplies and other tangible personal property. In addition, CLSN Laboratories assumed certain specified liabilities of EGEN, including the liabilities arising out of the acquired contracts and other assets relating to periods after the closing date. The consideration for the acquisition includes an initial payment of approximately $3.0 million in cash plus 2.7 million shares of Celsion’s common stock. Additional consideration included contingent value rights totaling $30.4 million, payable in cash, shares of Celsion common stock or a combination thereof, at Celsion’s option, upon achievement of three major milestone events as follows:

a)	$12.4 million will become payable upon achieving certain specified development milestones relating to an ovarian cancer study of GEN-1 to be conducted by the Company or its subsidiary;

b)

$12.0 million will become payable upon achieving certain specified development milestones relating to a glioblastoma multiforme brain cancer study of GEN-1 to be conducted by the Company or its subsidiary; and

c)	Up to $6.0 million will become payable upon achieving certain specified milestones relating to the TheraSilence™ technology.

With the acquisition, we acquired GEN-1 (formerly known as EGEN-001), a DNA-based immunotherapy for the localized treatment of ovarian and brain cancers, and three platform technologies for the development of treatments for those suffering with difficult-to-treat forms of cancer, novel nucleic acid-based immunotherapies and other anti-cancer DNA or RNA therapies, including TheraPlas™ and TheraSilence™.

GEN-1, designed using the TheraPlas ™ platform technology, is an Interleukin-12 (IL-12) DNA plasmid vector encased in a nanoparticle delivery system which enables cell transfection followed by persistent, local secretion of the IL-12 protein. IL-12 is one of the most active cytokines for the induction of potent anti-cancer immunity acting through the induction of T-lymphocyte and natural killer cell proliferation.

GEN-1 OVATION Study. In February 2015, we announced that the FDA accepted, without objection, the Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer (the OVATION Study). On September 30, 2015, we announced enrollment of the first patient in this study. The OVATION Study will seek to identify a safe, tolerable and potentially therapeutically active dose of GEN-1 by recruiting and maximizing an immune response. The OVATION Study is designed to enroll three to six patients per dose cohort and will evaluate safety and efficacy and attempt to define an optimal dose for a follow-on Phase I/II study combining GEN-1 with Avastin® and Doxil®.   In addition, the OVATION Study establishes a unique opportunity to assess how cytokine-based compounds such as GEN-1, directly affect ovarian cancer cells and the tumor microenvironment in newly diagnosed patients. The study is designed to characterize the nature of the immune response triggered by GEN-1 at various levels of the patients' immune system, including:

●	infiltration of cancer fighting T-cell lymphocytes into primary tumor and tumor microenvironment including peritoneal cavity, which is the primary site of metastasis of ovarian cancer;

●	changes in local and systemic levels of immuno-stimulatory and immune-suppressive cytokines associated with tumor suppression and growth, respectively; and

●	expression profile of a comprehensive panel of immune related genes in pre-treatment and GEN-1-treated tumor tissue.

We have initiated the study at four clinical sites at the University of Alabama at Birmingham, Oklahoma University Medical Center, Washington University in St. Louis and the Medical College of Wisconsin. In February 2016, we announced the completion of enrollment of the first cohort of three patients in the OVATION Study. The OVATION Study will continue into 2016 at higher doses of GEN-1 with the goal to identify a safe, tolerable and therapeutically active dose of GEN-1 by recruiting and maximizing an immune response.

GEN-1 Plus Avastin® and Doxil® Trial. On April 29, 2015, we announced the expansion of our ovarian cancer development program to include a Phase I dose escalating trial to evaluate GEN-1 in combination with Avastin® and Doxil® in platinum-resistant ovarian cancer patients. We expect to enroll patients beginning in the second half of 2016. This new combination study in platinum-resistant ovarian cancer is supported by three preclinical studies indicating that the combination of GEN-1 with Avastin® may result in significant clinical benefit with a favorable safety profile. Specifically:

●	In two preclinical studies using an animal model of disseminated ovarian cancer, GEN-1 in combination with Avastin® led to a significant reduction in tumor burden and disease progression. The effectiveness of the combined treatment was seen when GEN-1 was combined with various dose levels of Avastin® (low-medium-high). Additionally, it was shown that GEN-1 treatment alone resulted in anti-tumor activity that was as good as or better than Avastin® treatment alone.

●

The preclinical studies indicated that no obvious overt toxicities were associated with the combined treatments.  The preclinical data are also consistent with the mechanism of action for GEN-1, which exhibits certain anti-angiogenic properties and suggests that combining GEN-1 with lower doses of Avastin® may enhance efficacy and help reduce the known toxicities associated with this anti-VEGF drug.

●

The distinct biological activities of GEN-1 (immune stimulation) and Avastin® (inhibition of tumor blood vessel formation) makes a sound scientific rationale for this combination approach.  Additionally, the anti-angiogenic activity of GEN-1 mediated through up regulation of the interferon gamma (IFN-g) pathway may help to explain the remarkable synergy between GEN-1 and Avastin® and potentially addresses the VEGF escape mechanisms associated with resistance to Avastin® therapy.

Early Access Program. On January 13, 2015, we entered into an Early Access Agreement with Impatients N.V., a Netherlands company (Impatients), pursuant to which Impatients will develop and execute through its brand myTomorrows an early access program for ThermoDox® in all countries of the European Union territory, Iceland, Liechtenstein, Norway and Switzerland for the treatment of patients with RCW breast cancer. Under the early access program, Impatients will engage in activities to secure authorization, exemption or waiver from regulatory authorities for patient use of ThermoDox® that may otherwise be subject to approvals from such regulatory authorities before the sale and distribution of ThermoDox® in the relevant territories. We will be responsible for the manufacture and supply of quantities of ThermoDox® to Impatients for use in the early access program and Impatients will distribute and sell ThermoDox® pursuant to such authorization, exemptions or waivers. On August 10, 2015, we expanded the Early Access Program with Impatients to include patients with primary liver cancer, also known as hepatocellular carcinoma, and liver cancer metastases, in all countries of the European Union territory, Switzerland, Turkey and Israel.

ThermoDox® Manufacturing and Supply Developments.

On May 6, 2012, we entered into a long-term commercial supply agreement with Zhejiang Hisun Pharmaceutical Co. Ltd. (Hisun) for the production of ThermoDox® in mainland China, Hong Kong and Macau (the China territory). Hisun will be responsible for providing all of the technical and regulatory support services for the manufacture of ThermoDox® in the China territory. In March 2015, the results of stability tests performed by Hisun demonstrated it successfully manufactured three registration batches of ThermoDox® all of which show chemical equivalence with investigational product produced by the Company’s current contract manufacturer in the U.S. and we reimbursed Hisun for direct development costs and fees totaling $1.2 million as a result of their successful completion of these three registration batches of ThermoDox®. We plan to qualify and seek regulatory approval for Hisun to serve as an approved global manufacturer of ThermoDox®.

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

Our current efforts and resources are applied on the development and commercialization of cancer drugs including tumor-targeting chemotherapy treatments using focused heat energy in combination with heat-activated drug delivery systems, immunotherapies and RNA-based therapies. To support our research and development, we raised gross proceeds of approximately $125 million in equity financings and warrant and option exercises in the years 2009 through 2014. During 2015, we raised gross proceeds of $8.0 million through a registered direct equity financing with two institutional investors and raised an additional $0.6 million through the utilization of our at-the-market equity facility. We had cash, cash equivalents, short-term investments and interest receivable totaling $20.1 million at December 31, 2015. We have one credit facility for a total principle amount of up to $20 million and have drawn down $10 million under this credit facility.

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

We are using several available focused-heat technologies, such as radio frequency ablation (RFA), microwave energy and high intensity focused ultrasound (HIFU), to activate the release of drugs from our novel heat sensitive liposomes.

THERMODOX® IN RELATION TO PRIMARY LIVER CANCER

Liver Cancer Overview

Primary liver cancer (hepatocellular carcinoma or HCC) is one of the most common and deadliest forms of cancer worldwide.  It ranks as the fifth most common solid tumor cancer.  It is estimated that up to 90% of liver cancer patients will die within five years of diagnosis. The incidence of primary liver cancer is approximately 30,000 cases per year in the United States, approximately 40,000 cases per year in Europe and is rapidly growing worldwide at approximately 800,000 cases per year.  HCC has the fastest rate of growth of all cancers and is projected to be the most prevalent form of cancer by 2020. HCC is commonly diagnosed in patients with longstanding hepatic disease and cirrhosis (primarily due to hepatitis C in the U.S. and Europe and hepatitis B in Asia).

At an early stage, the standard first line treatment for liver cancer is surgical resection of the tumor.  Up to 80% of patients are ineligible for surgery or transplantation at time of diagnosis because early stage liver cancer generally has few symptoms and when finally detected the tumor frequently is too large for surgical resection. There are few alternative treatments, since radiation therapy and chemotherapy are largely ineffective in treating liver cancer. For tumors generally up to 5 centimeters in diameter, RFA has emerged as the standard of care treatment which directly destroys the tumor tissue through the application of high temperatures administered by a probe inserted into the core of the tumor. Local recurrence rates after RFA directly correlate to the size of the tumor. For tumors 3 cm or smaller in diameter the recurrence rate has been reported to be 10 – 20%; however, for tumors greater than 3 cm, local recurrence rates of 40% or higher have been observed.

Celsion’s Approach

While RFA uses extremely high temperatures (greater than 80° Celsius) to ablate the tumor, it may fail to treat micro-metastases in the outer margins of the ablation zone because temperatures in the periphery may not be high enough to destroy cancer cells. Celsion’s ThermoDox® treatment approach is designed to utilize the ability of RFA devices to ablate the center of the tumor while simultaneously thermally activating our ThermoDox® liposome to release its encapsulated doxorubicin to kill remaining viable cancer cells throughout the heated region, including the tumor ablation margins. This novel treatment approach is intended to deliver the drug directly to those cancer cells that survive RFA. This approach will also increase the delivery of the doxorubicin at the desired tumor site while potentially reducing drug exposure distant to the tumor site.

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

701 Patient Phase III Global Clinical Trial - Primary Liver Cancer (The HEAT Study)

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

As provided for in the SPA, we continue to follow the patients enrolled in the HEAT Study to the secondary endpoint of overall survival. We have evaluated data from eight sweeps of Overall Survival since the announcement of the HEAT Study’s primary endpoint result, with each showing progressive improvement in statistical significance. The most recent post-hoc OS analysis from the HEAT Study (as of July 15, 2015 and announced on August 6, 2015) demonstrated that in a large, well bounded subgroup of patients (n=285, 41% of the study patients), the combination of ThermoDox® and optimized RFA provided a 58% improvement in OS compared to optimized RFA alone. The Hazard Ratio at this latest OS analysis is 0.63 (95% CI 0.43 - 0.93) with a p-value of 0.0198. Median overall survival for the ThermoDox® group has been reached in this subgroup which translates into a 25.4 month (2.1 year) survival benefit over the optimized RFA only group (79 months for the ThermoDox® plus optimized RFA group versus 53.6 months for the optimized RFA only group). These data continue to strongly suggest that ThermoDox® may significantly improve Overall Survival compared to a RFA control in patients whose lesions undergo optimized RFA treatment for 45 minutes or more as well as support the protocol for our Phase III OPTIMA Study as described below.

We also completed computational modeling with supplementary prospective preclinical animal studies which support the relationship between heating duration and clinical outcomes.

550 Patient Phase III Global Clinical Trial - Primary Liver Cancer (The OPTIMA Study)

Based on the Overall Survival data from the post-hoc analysis of results from the HEAT Study, we submitted our proposed pivotal Phase III clinical protocol for FDA review in the fourth quarter of 2013. On February 24, 2014, we announced that the FDA, after its customary 30 day review period, accepted without comment, subject to compliance with regulatory standards, clearance for the OPTIMA Study, our pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox® in combination with standardized RFA in primary liver cancer. The OPTIMA Study trial design is based on a comprehensive analysis of data from the HEAT Study.

Designed with extensive input from globally recognized HCC researchers and clinicians and after formal written consultation with the FDA, the OPTIMA Study was launched in the first half of 2014. The OPTIMA Study is expected to enroll up to 550 patients globally at up to 75 sites in the United States, Canada, Europe, China and elsewhere in the Asia Pacific region, and will evaluate ThermoDox® in combination with standardized RFA, which will require a minimum of 45 minutes across all investigators and clinical sites for treating lesions 3 to 7 centimeters, versus standardized RFA alone. The primary endpoint for the trial is Overall Survival, and the secondary endpoints for the trial are PFS and safety. The OPTIMA Study is 80% powered to show a 33% improvement in OS. The statistical plan calls for two interim efficacy analyses by an independent DMC.

On December 16, 2015, we announced that we received approval from the CFDA to conduct the OPTIMA Study in China. This clinical trial application approval will allow Celsion to enroll patients at up to 20 clinical sites in China. With the addition of these Chinese clinical sites, the Company expects to complete enrollment in the OPTIMA Study around the end of 2017. Results from the OPTIMA Study, if successful, will provide the basis for a global registration filing and marketing approval.

We will continue with partnerships, such as our arrangement with Hisun and Yakult Pharmaceuticals to the extent feasible. In addition, we have assessed our product pipeline and research and development priorities. As we evaluate strategic alternatives, we will need to consider a number of factors, including investment in, or acquisition of, complementary businesses, technologies or products, possible capital raising transactions, partnering opportunities and working capital requirements. We expect that the strength of our balance sheet will afford us the opportunity to evaluate our future development plans. However, as demonstrated by the HEAT Study results announced on January 31, 2013, drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval. The timing and the outcome of clinical results is extremely difficult to predict. Clinical development successes and failures can have a disproportionate positive or negative impact on our scientific and medical prospects, financial prospects, financial condition and market value.

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

The Company completed enrollment of the Phase I portion of the study in 2010. The enrollment of the DIGNITY Study commenced in the first quarter of 2013 and completed in mid-2015. The trial evaluated ThermoDox® in combination with mild hyperthermia and enrolled 28 patients at five clinical sites in the United States in both phases of the study. On December 14, 2015, we announced final data from the DIGNITY Study of ThermoDox® in RCW Breast Cancer at the San Antonio Breast Cancer Symposium. Of the 28 patients enrolled and treated, 21 patients were eligible for evaluation of efficacy. Thirteen patients, representing approximately 62% of the evaluable patients, experienced a local response, including six complete responses and seven partial responses. These data are consistent with the combined clinical data from the two previous Phase I trials discussed below.

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

Breast Cancer Phase II Clinical Trial - The Euro-DIGNITY Study

The Company anticipates that a Phase II study of RadioTherapy, HyperThermia and ThermoDox® to treat patients with local-regional recurrent chest wall breast cancer will be initiated by six to eight clinical sites located in Italy, Israel, the Netherlands, Poland and the Czech Republic (the Euro-DIGNITY Study). The Euro-DIGNITY Study is expected to commence in the second half of 2016 and should enroll up to 70 patients affected by recurrent breast adenocarcinoma on the chest wall with/without nodes over a period of two years.

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

Secondary objectives of the Euro-DIGNITY Study will be (i) to evaluate the safety of the combination of ThermoDox/Hyperthermia/Radiotherapy among patients with local-regional recurrence (LRR) breast cancer, (ii) to evaluate the duration of local control complete response, partial response and stable disease following treatment with ThermoDox/Hyperthermia/Radiotherapy up to 24 months among patients with LRR breast cancer and (iii) to assess Patient Reported Quality of Life using the FACT-B and Brief Pain Inventory following treatment with ThermoDox/Hyperthermia/Radiotherapy among patients with LRR breast cancer.

GEN-1 (IL-12 DNA PLASMID VECTOR ENCASED IN A NANOPARTICLE DELIVERY SYSTEM) and Other RNA and DNA Therapies

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

In the acquisition, we acquired GEN-1, an IL-12 DNA plasmid vector encased in a nanoparticle delivery system which enables cell transfection followed by persistent, local secretion of the IL-12 protein, and three platform technologies for the development of treatments for those suffering with difficult-to-treat forms of cancer, novel nucleic acid-based immunotherapies and other anti-cancer DNA or RNA therapies, including TheraPlas™ and TheraSilence™.

Ovarian Cancer Overview

Ovarian cancer is the most lethal of gynecological malignancies among women with an overall five year survival rate of 45%. This poor outcome is due in part to the lack of effective prevention and early detection strategies. There were approximately 22,000 new cases of ovarian cancer in the U.S. in 2014 with an estimated 14,000 deaths. Mortality rates for ovarian cancer declined very little in the last forty years due to the unavailability of detection tests and improved treatments. Most women with ovarian cancer are not diagnosed until Stages III or IV, when the disease has spread outside the pelvis to the abdomen and areas beyond causing swelling and pain, where the five-year survival rates are 25 to 41 percent and 11 percent, respectively. First-line chemotherapy regimens are typically platinum-based combination therapies. Although this first line of treatment has an approximate 80 percent response rate, 55 to 75 percent of women will develop recurrent ovarian cancer within two years and ultimately will not respond to platinum therapy. Patients whose cancer recurs or progresses after initially responding to surgery and first-line chemotherapy have been divided into one of the two groups based on the time from completion of platinum therapy to disease recurrence or progression. This time period is referred to as platinum-free interval. The platinum-sensitive group has a platinum-free interval of longer than six months. This group generally responds to additional treatment with platinum-based therapies. The platinum-resistant group has a platinum-free interval of shorter than six months and is resistant to additional platinum-based treatments. Pegylated liposomal doxorubicin, topotecan, and Avastin are the only approved second-line therapies for platinum-resistant ovarian cancer. The overall response rate for these therapies is 10 to 20 percent with median overall survival of eleven to twelve months. Immunotherapy is an attractive novel approach for the treatment of ovarian cancer particularly since ovarian cancers are considered immunogenic tumors. IL-12 is one of the most active cytokines for the induction of potent anti-cancer immunity acting through the induction of T-lymphocyte and natural killer cell proliferation. The precedence for a therapeutic role of IL-12 in ovarian cancer is based on epidemiologic and preclinical data.

Celsion’s Approach

Celsion’s GEN-1 approach for IL-12 delivery is designed to achieve local concentrations of IL-12 at the tumor site with minimal increases in systemic circulation. This DNA-based approach involves intraperitoneal administration of an IL-12 plasmid formulated with a proprietary lipopolymer delivery system PEG-PEI-Cholesterol. In this approach, our GEN-1 immunotherapy is combined with standard chemotherapy drugs to achieve better clinical outcome than with chemotherapy alone. Increases in IL-12 concentrations at the tumor site for several days (up to one week) after a single administration will create a potent immune environment against the tumor and a direct killing of the tumor with concomitant use of cytotoxic chemotherapy together will result in more robust and durable antitumor response than chemotherapy alone. The activation of the body’s immune system will potentially eliminate the chemotherapy resistant cells and lower the risk of recurrence.

GEN-1 OVATION Study

We have initiated a Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer (the OVATION Study) at four clinical sites, including the University of Alabama at Birmingham, Oklahoma University Medical Center, Washington University in St. Louis and the Medical College of Wisconsin. The OVATION Study will seek to identify a safe, tolerable and therapeutically active dose of GEN-1 in newly diagnosed ovarian cancer patients who will be undergoing neo-adjuvant chemotherapy followed by surgical resection of their tumors. The trial is expected to enroll three to six patients per dose level and will evaluate safety and efficacy and attempt to define an optimal dose for a follow-on Phase I/II study combining GEN-1 with Avastin® and Doxil®.   In addition, the OVATION Study establishes a unique opportunity to assess how cytokine-based compounds such as GEN-1, directly affects ovarian cancer cells and the tumor microenvironment in newly diagnosed patients. The study is designed to characterize the nature of the immune response triggered by GEN-1 at various levels of the patients' immune system, including:

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

These extensive mechanistic studies will assist in the design of novel combination approaches with immunotherapies and other anti-cancer agents driven by potential synergistic action mechanisms, and define an enhanced patient population based on molecular characteristics inherent to tumor tissue or the immune system.

On February 12, 2016, we announced the completion of enrollment of the first cohort of patients in the OVATION Study combining GEN-1, the Company's DNA-based immunotherapy, with the standard of care for the treatment of newly-diagnosed ovarian cancer patients who will undergo neoadjuvant chemotherapy followed by surgical resection of their tumor. The first two patients in the OVATION Study who completed treatment have shown promising results. Both patients reported stable disease with a drop in their cancer antigen 125 (CA-125) protein levels of 89% and 98% respectively. CA-125 is used to monitor certain cancers during and after treatment and is present in greater concentrations in ovarian cancer cells than in other cells. A 50% reduction in CA-125 levels is considered meaningful. Both patients’ CA-125 levels were below the normal healthy level of 35 U/mL. In addition, both patients experienced successful surgical resections of their tumors with one patient reporting a R0 resection which indicates a microscopically margin-negative resection in which no gross or microscopic tumor remains in the tumor bed.

The OVATION Study will continue into 2016 at higher doses of GEN-1 with the goal to identify a safe, tolerable and therapeutically active dose of GEN-1 by recruiting and maximizing an immune response.

GEN-1 + Avastin® + Doxil Combination Study in Platinum Resistant Ovarian Cancer

In April 2015, we announced plans to expand our ovarian cancer development program to include a Phase 1 dose escalating trial evaluating GEN-1 in combination with Avastin® and Doxil® in platinum-resistant ovarian cancer patients.

This new combination study in platinum-resistant ovarian cancer is supported by three preclinical studies indicating that the combination of GEN-1 with Avastin® may result in clinical benefit with a favorable safety profile, as well as the prior Phase 1b trial of GEN-1 plus Doxil® in platinum resistant ovarian cancer patients.  Specifically:

●

In two preclinical studies using an animal model of disseminated ovarian cancer, GEN-1 in combination with Avastin® led to a significant reduction in tumor burden and disease progression.  The effectiveness of the combined treatment was seen when GEN-1 was combined with various dose levels of Avastin® (low-medium-high).  Additionally, it was shown that GEN-1 treatment alone resulted in anti-tumor activity that was as good as or better than Avastin® treatment alone.

●

The preclinical studies indicated that no obvious overt toxicities were associated with the combined treatments.  The preclinical data are also consistent with the mechanism of action for GEN-1, which exhibits certain anti-angiogenic properties and suggests that combining GEN-1 with lower doses of Avastin® may enhance efficacy and help reduce the known toxicities associated with this anti-VEGF drug.

●

The distinct biological activities of GEN-1 (immune stimulation) and Avastin® (inhibition of tumor blood vessel formation) makes a sound scientific rationale for this combination approach.  Additionally, the anti-angiogenic activity of GEN-1 mediated through up regulation of the interferon gamma (IFN-g) pathway may help to explain the remarkable synergy between GEN-1 and Avastin® and potentially addresses the VEGF escape mechanisms associated with resistance to Avastin® therapy.

●

In a 16-patient Phase 1b study of GEN-1 in combination study in platinum-resistant ovarian cancer, there were no overlapping toxicities between GEN-1 and pegylated doxorubicin (Doxil®).  Biological activity and clinical efficacy results, including disease control rates, translational data and survival rates, have been submitted for presentation at the American Society of Clinical Oncologist (ASCO) Annual Meeting.

On October 12, 2015, we announced the results of an additional preclinical study to support an Investigational New Drug filing with the FDA for the planned Phase I/II combination study.  The study will be designed to optimize the dosing regimen for GEN-1 in combination with Avastin® + Doxil® and is expected to enroll approximately 12 to 18 patients.  Results from the comprehensive preclinical studies showed that GEN-1 when combined with Avastin® and Doxil®, standard of care for platinum resistant patients, indicated a greater than 98% reduction in tumor burden when compared to the untreated control group.  The findings represent a reduction in tumor burden and disease progression when compared to the combination of Avastin® and Doxil® in a SKOV3 human cell line implanted into immunocompromised (nude) mice. The study was designed to evaluate in a mouse model of disseminated ovarian cancer, the efficacy of a combined treatment regimen that consisted of weekly administrations of GEN-1 with therapeutically relevant doses of Doxil® and Avastin®.  In the study, the combination of GEN-1 with Avastin® and Doxil® showed a robust anti-tumor advantage compared to untreated animals as well as a statistically significant improvement over the combination of Avastin® and Doxil® as summarized below:

	Reduction in Mean Tumor Burden vs. Untreated Control	Percentage of Animals with No Visible Tumors
GEN-1 Immunotherapy	84%	50%
Avastin® + LD Doxil®	77%	12%
Avastin® + HD Doxil®	88%	50%
Avastin® + LD Doxil® + GEN-1	> 98%	75%
Avastin® + HD Doxil® + GEN-1	> 98%	75%
LD - Low Dose; HD - High Dose

Analysis of serum chemistry and hematology suggested no overt toxicities associated with the combined treatments. The preclinical data are consistent with the mechanism of action for GEN-1, which exhibits certain anti-angiogenic properties in addition to its well-characterized immunomodulatory activities.

THERAPLAS™ TECHNOLOGY PLATFORM

TheraPlas™ is a technology platform for the delivery of DNA and messenger RNA (mRNA) therapeutics via synthetic non-viral carriers and is capable of providing cell transfection for double-stranded DNA plasmids and large therapeutic RNA segments such as mRNA. There are two components of the TheraPlas™ system, a plasmid DNA or mRNA payload encoding a therapeutic protein, and a delivery system. The delivery system is designed to protect the DNA/RNA from degradation and promote trafficking into cells and through intracellular compartments. We designed the delivery system of TheraPlas™ by chemically modifying the low molecular weight polymer to improve its gene transfer activity without increasing toxicity. We believe that TheraPlas™ is a viable alternative to current approaches to gene delivery due to several distinguishing characteristics, including enhanced molecular versatility that allows for complex modifications to improve activity and safety.

The design of TheraPlas™ delivery systems is based on molecular functionalization of polyethyleneimine (PEI), a cationic delivery polymer with a distinct ability to escape from the endosomes due to heavy protonation. The transfection activity and toxicity of PEI is tightly coupled to its molecular weight therefore the clinical application of PEI is limited. We have used molecular functionalization strategies to improve the activity of low molecular weight PEIs without augmenting their cytotoxicity. In one instance, chemical conjugation of a low molecular weight branched BPEI1800 with cholesterol and polyethylene glycol (PEG) to form PEG-PEI-Cholesterol (PPC) dramatically improved the transfection activity of BPEI1800 following in vivo delivery. Together, the cholesterol and PEG modifications produced approximately 20-fold enhancement in transfection activity. Biodistribution studies following intraperitoneal or subcutaneous administration of DNA/PPC nanocomplexes showed DNA delivery localized primarily at the injection site with only small amount escaped into systemic circulation. PPC is the delivery component of our lead TheraPlas product, GEN-1, which is in clinical development for the treatment ovarian cancer and in preclinical development for the treatment of glioblastoma. The PPC manufacturing process has been scaled up from bench scale (1-2 g) to 0.6Kg, and several cGMP lots have been produced with reproducible quality.

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

THERASILENCE™ TECHNOLOGY PLATFORM

TheraSilence™ is a technology platform for the delivery of synthetically-generated inhibitory RNA (RNAi) such as small inhibitory RNAs (siRNAs), microRNAs, anti-microRNAs, microRNA mimics, and related molecules that can regulate protein expression at the transcript level by exploiting endogenous cell mechanisms. Inhibitory RNA-based therapies have tremendous potential for targeting virtually any disease related gene with a high degree of specificity and thus eliminating so called “non-drugable” target classes. The TheraSilence technology addresses the primary obstacle to nucleic acid-based therapeutics which is the efficient delivery to target cells. Specifically, a delivery system needs to be able to protect the RNAi from nuclease degradation, transfer the molecule across the cellular membranes and release the material so that it can be available to the endogenous RNA silencing machinery. We have developed proprietary, novel structures that are able to interact with the RNAi molecules forming protective nanoparticles that can be readily taken up into cells. In addition, these systems are chemically flexible and amenable to attachment of tissue-targeted ligands, in vivo stabilizing agents and other functional moieties which can tailor a formulation for a particular application and delivery modality. We believe that these features can provide high specificity for RNAi delivery to select tissue, enhance stability and reduce in vivo toxicity. In-vivo proof-of-concept studies of our most advanced system have shown the ability to deliver RNAi molecules specifically to the pulmonary vascular following intravenous administration. Using this delivery system we have been able to show in mice that delivery of a siRNA molecule that targets anti-vascular endothelial receptor 2 (VEGF2), a protein that is critical for the growth of new blood vessels in tumors, can significantly inhibit lung tumor growth. Additionally, delivery of an anti-micro RNA molecule into rats with experimentally induced pulmonary arterial hypertension was able to normalize vascular remodeling that occurs in the lung and restore cardiac function that is compromised as a result of the disease. This suggests that this delivery system can effective deliver numerous potentially therapeutic molecular targets and may have application for the treatment of numerous lung diseases.

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

RESEARCH AND DEVELOPMENT EXPENDITURES

We are engaged in a limited amount of research and development in our own facilities and have sponsored research programs in partnership with various research institutions, including the National Cancer Institute and Duke University. We are currently, with minimal cash expenditures, sponsoring clinical and pre-clinical research at the University of Oxford, University of Utrecht, Brigham and Women’s Hospital and the University of Washington. The majority of the spending in research and development is for the funding of ThermoDox® clinical trials. Research and development expenses were approximately $14.7 million, $15.0 million and $9.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.  See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding expenditures related to our research and development programs.

GOVERNMENT REGULATION

Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, quality control, approval, manufacturing, labeling, post-approval monitoring and reporting, recordkeeping, packaging, promotion, storage, advertising, distribution, marketing and export and import of pharmaceutical products such as those we are developing. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources

Regulation in the United States

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA) and implementing regulations. Failure to comply with the applicable FDA requirements at any time pre- or post-approval may result in a delay of approval or administrative or judicial sanctions. These sanctions could include the FDA's imposition of a clinical hold on trials, refusal to approve pending applications, withdrawal of an approval, issuance of warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution.

Research and Development

The vehicle by which FDA approves a new pharmaceutical product for sale and marketing in the United States is a New Drug Application (NDA). The steps ordinarily required before a new drug can be marketed in the U.S. include (a) completion of pre-clinical and clinical studies; (b) submission and FDA acceptance of an Investigational New Drug application (IND), which must become effective before human clinical trials may commence; (c) completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product to support each of its proposed indications; (d) submission and FDA acceptance of a NDA; and (e) FDA review and approval of the NDA.

Pre-clinical tests include laboratory evaluations of product chemistry, toxicity, formulation and stability, as well as animal studies, to assess the potential safety and efficacy of the product. Pre-clinical safety tests must be conducted by laboratories that comply with FDA regulations regarding good laboratory practice. The results of pre-clinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA before the commencement of human clinical trials. Submission of an IND will not necessarily result in FDA authorization to commence clinical trials, and the absence of FDA objection to an IND does not necessarily mean that the FDA will ultimately approve an NDA or that a product candidate otherwise will come to market.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with good clinical practices under protocols submitted to the FDA as part of an IND and with patient informed consent. Also, each clinical trial must be approved by an Institutional Review Board (IRB), and is subject to ongoing IRB monitoring.

Clinical trials are typically conducted in three sequential phases, but the phases may overlap or be combined. Phase I clinical trials may be conducted in patients or healthy volunteers to evaluate the product's safety, dosage tolerance and pharmacokinetics and, if possible, seek to gain an early indication of its effectiveness. Phase II clinical trials usually involve controlled trials in a larger but still relatively small number of subjects from the relevant patient population to evaluate dosage tolerance and appropriate dosage; identify possible short-term adverse effects and safety risks; and provide a preliminary evaluation of the efficacy of the drug for specific indications. Phase III clinical trials are typically conducted in a significantly larger patient population and are intended to further evaluate safety and efficacy, establish the overall risk-benefit profile of the product, and provide an adequate basis for physician labeling.

There can be no assurance that any of our clinical trials will be completed successfully within any specified time period or at all.

Either the FDA or we may suspend clinical trials at any time on various grounds, including among other things, if we, the FDA, or our independent DMC conclude that clinical subjects are being exposed to an unacceptable health risk. The FDA inspects and reviews clinical trial sites, informed consent forms, data from the clinical trial sites (including case report forms and record keeping procedures) and the performance of the protocols by clinical trial personnel to determine compliance with good clinical practices. The conduct of clinical trials is complex and difficult, and there can be no assurance that the design or the performance of the pivotal clinical trial protocols of any of our current or future product candidates will be successful.

The results of pre-clinical studies and clinical trials, if successful, are submitted to FDA in the form of an NDA. The testing and approval process requires substantial time, effort, and financial resources, and there can be no assurance that any approval will be granted for any product at any time, according to any schedule, or at all. The FDA may refuse to accept or approve an application if it determines that applicable regulatory criteria are not satisfied. The FDA may also require additional testing for safety and efficacy. Even, if regulatory approval is granted, the approval will be limited to specific indications. There can be no assurance that any of our current product candidates will receive regulatory approvals for marketing or, if approved, that approval will be for any or all of the indications that we request.

Orphan Drug Designation

In 2009, the FDA granted orphan drug designation for ThermoDox® for the treatment of HCC. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. However, if a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Orphan drug designation can also provide opportunities for grant funding towards clinical trial costs, tax advantages and FDA user-fee benefits.

Hatch-Waxman Exclusivity

The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety. During the exclusivity period, the FDA generally may not accept for review an abbreviated new drug application (ANDA) or a 505(b)(2) NDA submitted by another company that references the previously approved drug. However, an ANDA or 505(b)(2) NDA referencing the new chemical entity may be submitted after four years if it contains a certification of patent invalidity or non-infringement.

Post-Approval Requirements

After FDA approval of a product is obtained, we and our contract manufacturers are required to comply with various post-approval requirements, including establishment registration and product listing, record-keeping requirements, reporting of adverse reactions and production problems to the FDA, providing updated safety and efficacy information, and complying with requirements concerning advertising and promotional labeling. As a condition of approval of an NDA, the FDA may require the applicant to conduct additional clinical trials or other post market testing and surveillance to further monitor and assess the drug's safety and efficacy. The FDA can also impose other post-marketing controls on us as well as our products including, but not limited to, restrictions on sale and use, through the approval process, regulations and otherwise. The FDA also has the authority to require the recall of our products in the event of material deficiencies or defects in manufacture. A governmentally mandated recall, or a voluntary recall by us, could result from a number of events or factors, including component failures, manufacturing errors, instability of product or defects in labeling.

In addition, manufacturing establishments in the U.S. and abroad are subject to periodic inspections by the FDA and must comply with current good manufacturing practices (cGMP). To maintain compliance with cGMP, manufacturers must expend funds, time and effort in the areas of production and quality control.

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

In 2014, we filed a request for a Voluntary Harmonization Procedure (VHP) in Europe for the OPTIMA Study, which provides for the assessment of multinational clinical trial applications across several European countries, including Germany, Italy and Spain.  Our request for a VHP in Europe for the OPTIMA Study was approved on October 23, 2014.

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

ThermoDox®

Although there are many drugs and devices marketed and under development for the treatment of cancer, the Company is not aware of any other heat activated drug delivery product either being marketed or in human clinical development. In addition, the Company is not aware of any other Phase III clinical trial for the treatment of HCC or primary liver cancer.

GEN-1

Studied indications for GEN-1 include ovarian cancer and glioblastoma multiforme (GBM) brain cancer.  In evaluating the competitive landscape for both indications, early stage indications are treated with chemotherapy (temozolomide, BCNU, CCNU for brain cancer; docetaxel, doxil and cisplatinum for ovarian cancer), while later stage ovarian and GBM cancer are treated with Bevacizumab - Avastin®, an anti-angiogenesis inhibitor. Avastin® is currently also being evaluated for early stage disease.

In product positioning for both indications, there currently is no direct immunotherapy competitor for GEN-1, which will be studied as an adjuvant to both chemotherapy standard of care regimens, as well as anti-angiogenesis compounds.  To support these cases, we have conducted clinical studies in combination with chemotherapy for ovarian cancer, and preclinical studies in combination with both temozolomide and Bevacizumab-Avastin®.  We plan to initiate a clinical study in platinum resistant ovarian cancer in the second half of 2016.

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

For the ThermoDox® technology, we either exclusively license or own US and international patents with claims and methods and compositions of matters that cover various aspects of lysolipid thermally-sensitive liposomes technology, with expiration dates ranging from 2019 to 2026.

For the TheraPlas™ technology, we own three US and international patent families and related applications with claims and methods and compositions of matters that cover various aspects of TheraPlas™ and  GEN-1 technologies, with expiration dates ranging  from 2020 to 2028.

For the TheraSilence™ technology, we own multiple US and international patent families and related applications with claims and methods and compositions of matters that cover various aspects of TheraSilence™ technology, with expiration dates to 2031.

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

In addition to the rights available to us under completed or pending license agreements, we rely on our proprietary know-how and experience in the development and use of heat for medical therapies, which we seek to protect, in part, through proprietary information agreements with employees, consultants and others. There can be no assurance that these proprietary information agreements will not be breached, that we will have adequate remedies for any breach, or that these agreements, even if fully enforced, will be adequate to prevent third-party use of the Company’s proprietary technology. Please refer to “Item 1A, Risk Factors,” including, but not limited to, “We rely on trade secret protection and other unpatented proprietary rights for important proprietary technologies, and any loss of such rights could harm our business, results of operations and financial condition.” Similarly, we cannot guarantee that technology rights licensed to us by others will not be successfully challenged or circumvented by third parties, or that the rights granted will provide us with adequate protection.  Please refer to “Item 1A, Risk Factors,” including, but not limited to, “Our business depends on licensing agreements with third parties to permit us to use patented technologies.  The loss of any of our rights under these agreements could impair our ability to develop and market our products.”

EMPLOYEES

As of March 29, 2016, we employed 25 full-time employees.  We also maintain active independent contractor relationships with various individuals, most of whom have month-to-month or annual consulting agreements.  None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

LIQUIDITY AND CAPITAL RESOURCES

During 2015 and 2014, we issued a total of 6.9 million shares of common stock in the following equity transactions for an aggregate $23.6 million in gross proceeds. On October 28, 2013, we effected a 4.5-to-1 reverse stock split of our common stock. Unless otherwise expressly stated, the share and per share data in this section and elsewhere in this Annual Report on Form 10-K have been adjusted to reflect the reverse stock split.

●

On January 15, 2014, we entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company sold, in a registered offering, an aggregate of 3,603,604 shares of its common stock and warrants to purchase up to 1,801,802 shares of common stock, for an aggregate purchase price of approximately $15.0 million.

●

On May 27, 2015, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company sold, in a registered direct offering, an aggregate of 3,000,000 shares of common stock, for an aggregate purchase price of approximately $8.0 million. In a concurrent private placement, the Company issued to the same investors warrants to purchase up to 1,950,000 shares of common stock.

●

We are a party to a Controlled Equity OfferingSM Sales Agreement (ATM) dated as of February 1, 2013 with Cantor Fitzgerald & Co., pursuant to which we may sell additional shares of our common stock having an aggregate offering price of up to $25 million through “at-the-market” equity offerings from time to time. From February 1, 2013 through February 25, 2013, the Company sold and issued an aggregate of 1,195,927 shares of common stock under the ATM, receiving approximately $6.8 million in net proceeds. The Company did not have any sales under the ATM from February 25, 2013 through September 30, 2015. On October 2, 2015, the Company filed a prospectus supplement whereby it registered $7.5 million of the remaining availability under the ATM. During the fourth quarter of 2015, the Company sold an aggregate of 283,608 shares for gross proceeds of $0.6 million.

On June 20, 2014, we completed the acquisition of substantially all of the assets of EGEN, Inc. At the closing, we paid approximately $3.0 million in cash and issued 2,712,188 shares of its common stock to EGEN. In addition, 670,070 shares of common stock are issuable to EGEN on or after August 2, 2016 pending satisfactory resolution of any post-closing adjustments of expenses and EGEN’s indemnification obligations under the EGEN Purchase Agreement

In addition, we entered into a loan agreement on November 25, 2013 with Hercules Technology Growth Capital, Inc. (Hercules), pursuant to which we may borrow a secured term loan of up to $20 million in multiple tranches (the Hercules Credit Agreement). The loan bears interest at a floating per annum rate equal to the greater of (i) 11.25 percent and (ii) the sum of 11.25 percent plus the prime rate minus 3.25 percent. Payments under the loan agreement are interest only for the first twelve months after loan closing, followed by a 30-month amortization period of principal and interest through the scheduled maturity date. We drew the first tranche of $5 million on November 25, 2013 and may request, subject to Hercules’ consent in its sole discretion, an additional $15 million in up to three advances with each advance in a minimum amount of $5 million before June 30, 2014 unless extended upon Hercules’ consent. We used approximately $4 million of the first tranche to repay the outstanding obligations under a loan agreement with Oxford Finance LLC and Horizon Technology Finance Corporation. On June 9, 2014, we borrowed an additional $5 million and used the loan proceeds to pay the upfront cash payment to EGEN at closing and certain transaction related costs incurred in connection with the acquisition.

We believe that our cash and investment resources of $20.1 million on hand at December 31, 2015, coupled with the remaining availability of $17.4 million under the ATM, are sufficient to fund operations into the second quarter of 2017.  However, our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing, progress and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other unforeseen uses of cash. To complete the development and commercialization of our products, we will need to raise substantial amounts of additional capital to fund our operations. We do not have any committed sources of financing and cannot give assurance that alternate funding will be available in a timely manner, on acceptable terms or at all. We may need to pursue dilutive equity financings, such as the issuance of shares of common stock, preferred stock, convertible debt or other convertible or exercisable securities, which financings could dilute the percentage ownership of our current common stockholders and could significantly lower the market value of our common stock.

RECENT EVENTS

On January 7, 2016, we reported translational research data from our Phase Ib study of GEN-1 immunotherapy in recurrent ovarian cancer. The translational research data indicate that intraperitoneally-administered GEN-1 produces an immunologically distinct IL-12 protein that is localized at the tumor site and lasts for up to one week after a single treatment.  Furthermore, concomitant increases in IFN-ã and TNF- á indicate that the IL-12 produced following treatment with GEN-1 treatment is immunologically active. The translational research data is highlighted below:

●

Intraperitoneal administration of GEN-1 in platinum-resistant ovarian cancer patients resulted in a significant increase in IL-12 levels in peritoneal fluid samples.  IL-12 levels were quantifiable in 91% of evaluable fluid samples collected post GEN-1 treatment. None of the evaluable pre-treatment peritoneal fluid samples had any detectable IL-12 levels;

●	The IL-12 levels were detectable for at least seven days after GEN-1 treatment;

●	In comparison to peritoneal fluid, the IL-12 levels in plasma samples (systemic exposure) following GEN-1 treatment were not detectable or were very low in quantity;

●

Significant increases in levels of IFN-ã, a key downstream mediator of IL-12 action, were observed in peritoneal fluid but not in plasma samples. At least a 5-fold increase above pre-treatment level in IFN- ã was observed in most samples, with the highest increase observed at 120-fold.  Similar results were observed with TNF-á levels, with the highest increase observed at 77-fold over pre-treatment control; and

ITEM 1A.     RISK FACTORS

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

Since our inception, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $218 million at December 31, 2015. For the years ended December 31, 2013, 2014 and 2015, we incurred a net loss of $8.3 million, $25.5 million and $22.5 million, respectively. We currently have no product revenue and do not expect to generate any product revenue for the foreseeable future other than through the sale of our proprietary reagent products for life science research, which products are based on our newly acquired proprietary delivery platform technologies, TheraPlas™ and TheraSilence™. Because we are committed to continuing our product research, development, clinical trial and commercialization programs, we will continue to incur significant operating losses unless and until we complete the development of ThermoDox®, GEN-1 and other new product candidates and these product candidates have been clinically tested, approved by the U.S. Food and Drug Administration (FDA) and successfully marketed. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, us or our collaborators successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third party alternatives for any approved product and raising sufficient funds to finance business activities. If we or our collaborators are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Drug development is an inherently uncertain process with a high risk of failure at every stage of development. Our lead drug candidate failed to meets its primary endpoint in the Phase III HEAT study.

On January 31, 2013, we announced that our lead product ThermoDox® in combination with radiofrequency ablation (RFA) failed to meet the primary endpoint of the Phase III clinical trial for primary liver cancer, known as the HEAT study. We have not completed our final analysis of the data and do not know the extent to which, if any, the failure of ThermoDox® to meet its primary endpoint in the Phase III trial could impact our other ongoing studies of ThermoDox® including a pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox® in combination with RFA in primary liver cancer, known as the OPTIMA study, which we launched in the first half of 2014. The trial design of the OPTIMA study is based on the overall survival data from the post-hoc analysis of results from the HEAT study. ThermoDox® is also being evaluated in a Phase II clinical trial for recurrent chest wall breast cancer and other preclinical studies. In addition, we have initiated a Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer, known as the OVATION Study, and plan to expand our ovarian cancer development program to include a Phase I dose escalating trial evaluating GEN-1 in combination with Avastin® and Doxil® in platinum-resistant ovarian cancer patients.

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

To obtain regulatory approvals from the FDA and foreign regulatory agencies, we must conduct clinical trials demonstrating that our products are safe and effective. We may need to amend ongoing trials or the FDA and/or foreign regulatory agencies may require us to perform additional trials beyond those we planned.  The testing and approval process requires substantial time, effort and resources, and generally takes a number of years to complete. The time to complete testing and obtaining approvals is uncertain, and the FDA and foreign regulatory agencies have substantial discretion, at any phase of development, to terminate clinical studies, require additional clinical studies or other testing, delay or withhold approval, and mandate product withdrawals, including recalls. In addition, our drug candidates may have undesirable side effects or other unexpected characteristics that could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities. Even if we receive regulatory approval of a product, the approval may limit the indicated uses for which the drug may be marketed. The failure to obtain timely regulatory approval of product candidates, the imposition of marketing limitations, or a product withdrawal would negatively impact our business, results of operations and financial condition.

We do not expect to generate revenue for the foreseeable future.

We have devoted our resources to developing a new generation of products and will not be able to market these products until we have completed clinical trials and obtain all necessary governmental approvals. Our lead product candidate, ThermoDox® and the product candidates we purchased in our acquisition of EGEN, including GEN-1, are still in various stages of development and trials and cannot be marketed until we have completed clinical testing and obtained necessary governmental approval. Following our announcement on January 31, 2013 that the HEAT Study failed to meet its primary endpoint of progression free survival, we continued to follow the patients enrolled in the HEAT Study to the secondary endpoint, overall survival. Based on the overall survival data from the post-hoc analysis of results from the HEAT Study, we launched a pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox® in combination with RFA in primary liver cancer, known as the OPTIMA Study, in the first half of 2014. ThermoDox® is currently also being evaluated in a Phase II clinical trial for the treatment of recurrent chest wall breast cancer, known as the DIGNITY Study, and other preclinical studies. GEN-1 is currently in an early stage of clinical development for the treatment of ovarian cancer. We initiated a Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer in the second half of 2015 and plan to expand our ovarian cancer development program to include a Phase I dose escalating trial evaluating GEN-1 in combination with Avastin® and Doxil® in platinum-resistant ovarian cancer patients. The delivery technology platforms, TheraPlas™ and TheraSilence™, are in preclinical stages of development. Accordingly, our revenue sources are, and will remain, extremely limited until our product candidates are clinically tested, approved by the FDA or foreign regulatory agencies and successfully marketed. We cannot guarantee that any of our product candidates will be approved by the FDA or any foreign regulatory agency or marketed, successfully or otherwise, at any time in the foreseeable future or at all.

We will need to raise substantial additional capital to fund our planned future operations, and we may be unable to secure such capital without dilutive financing transactions. If we are not able to raise additional capital, we may not be able to complete the development, testing and commercialization of our product candidates.

As of December 31, 2015, we had approximately $20.1 million in cash, cash equivalents and short-term investments. We have substantial future capital requirements to continue our research and development activities and advance our drug candidates through various development stages, including the product candidates and technology platforms that we purchased from EGEN in June 2014. For example, ThermoDox® is being evaluated in a Phase III clinical trial in combination with RFA for the treatment of primary liver cancer, a Phase II clinical trial for the treatment of recurrent chest wall breast cancer and other preclinical studies. We initiated a Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer in the second half of 2015 and plan to expand our ovarian cancer development program to include a Phase I dose escalating trial evaluating GEN-1 in combination with Avastin® and Doxil® in platinum-resistant ovarian cancer patients. We will continue to conduct additional analyses of the data from the HEAT study to assess the future strategic value of ThermoDox® and are performing sub-group analysis of the Chinese cohort of patients in the HEAT study and other activities for further development of ThermoDox® for mainland China, Hong Kong and Macau. To complete the development and commercialization of our product candidates, we will need to raise substantial amounts of additional capital to fund our operations. Our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing, progress and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other unforeseen uses of cash. We do not have any committed sources of financing and cannot assure you that alternate funding will be available in a timely manner, on acceptable terms or at all. We may need to pursue dilutive equity financings, such as the issuance of shares of common stock, convertible debt or other convertible or exercisable securities. Such dilutive equity financings could dilute the percentage ownership of our current common stockholders and could significantly lower the market value of our common stock. In addition, a financing could result in the issuance of new securities that may have rights, preferences or privileges senior to those of our existing stockholders.

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

We do not independently conduct clinical trials for our drug candidates. We rely, and expect to continue to rely, on third-party clinical investigators, clinical research organizations (CROs), clinical data management organizations and consultants to design, conduct, supervise and monitor our clinical trials.

Because we do not conduct our own clinical trials, we must rely on the efforts of others and have reduced control over aspects of these activities, including, the timing of such trials, the costs associated with such trials and the procedures that are followed for such trials. We do not expect to significantly increase our personnel in the foreseeable future and may continue to rely on third parties to conduct all of our future clinical trials. If we cannot contract with acceptable third parties on commercially reasonable terms or at all, if these third parties are unable to carry out their contractual duties or obligations in a manner that is consistent with our expectations or meet expected deadlines, if they do not carry out the trials in accordance with budgeted amounts, if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, or if they fail to maintain compliance with applicable government regulations and standards, our clinical trials may be extended, delayed or terminated or may become significantly more expensive, we may not receive development milestone payments when expected or at all, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

Despite our reliance on third parties to conduct our clinical trials, we are ultimately responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires clinical trials to be conducted in accordance with good clinical practices for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If we or a third party we rely on fails to meet these requirements, we may not be able to obtain, or may be delayed in obtaining, marketing authorizations for our drug candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our drug candidates. This could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We may seek Orphan Drug Designation for some of our product candidates, and we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.

As part of our business strategy, we may seek Orphan Drug Designation for our product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States.

Even if we obtain Orphan Drug Designation for our product candidates in specific indications, we may not be the first to obtain marketing approval of these product candidates for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek Orphan Drug Designation for our product candidates, we may never receive such designations.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. Our January 31, 2013 announcement that the HEAT study failed to meet its primary endpoint has resulted in significant volatility and a steep decline in the price of our common stock, a level of decline that could result in securities litigation. Plaintiffs’ securities litigation firms have publicly announced that they are investigating potential securities fraud claims that they may wish to make against us.  The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospect.  The closing price of our common stock as reported on The NASDAQ Capital Market had a high price of $3.15 and a low price of $1.65 in the 52-week period ended December 31, 2015 and a high price of $1.93 and a low price of $1.08 from January 2, 2016 through March 29, 2016. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 29, 2016, we had 23,424,699 shares of common stock outstanding, all of which shares, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, all of the shares of common stock issuable upon exercise of warrants will be freely tradable without restriction or further registration upon issuance.

Our stockholders may experience significant dilution as a result of future equity offerings or issuances and exercise of outstanding options and warrants.

In order to raise additional capital or pursue strategic transactions, we may in the future offer, issue or sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock, including the issuance of common stock in relation to the achievement, if any, of milestones triggering our payment of earn-out consideration in connection with the EGEN acquisition. Our stockholders may experience significant dilution as a result of future equity offerings or issuances. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders. As of March 29, 2016, we have a significant number of securities convertible into, or allowing the purchase of, our common stock, including 5,894,675 shares of common stock issuable upon exercise of warrants outstanding, 2,772,590 options to purchase shares of our common stock and restricted stock awards outstanding, and 793,180 shares of common stock reserved for future issuance under our stock incentive plans. Under the Controlled Equity OfferingSM Sales Agreement entered into with Cantor Fitzgerald & Co. on February 1, 2013, we may offer and sell, from time to time through “at-the-market” offerings, up to an aggregate of $25 million of shares of our common stock. We had only sold $7.6 million under the Sales Agreement as of March 29, 2016.

We may be unable to maintain compliance with The NASDAQ Marketplace Rules which could cause our common stock to be delisted from The NASDAQ Capital Market. This could result in the lack of a market for our common stock, cause a decrease in the value of an investment in us, and adversely affect our business, financial condition and results of operations.

Our common stock is currently listed on The NASDAQ Capital Market. To maintain the listing of our common stock on The NASDAQ Capital Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and stockholders’ equity of at least $2.5 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and a total market value of listed securities of at least $35 million. As of March 29, 2016, the closing sale price of our common stock was $1.53, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors and 10% or more stockholders) was approximately $31.5 million and the total market value of our listed securities was approximately $35.8 million. There is no assurance that we will continue to meet the minimum closing price requirement and other listing requirements. As of December 31, 2015, we had stockholders’ equity of $20.4 million.

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

We currently have significant net operating losses (NOLs) that may be used to offset future taxable income. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. During 2015, 2014, 2013 and years prior, we performed analyses to determine if there were changes in ownership, as defined by Section 382 of the Internal Revenue Code that would limit our ability to utilize certain net operating loss and tax credit carry forwards. We determined we experienced an ownership change, as defined by Section 382, in connection with certain common stock offerings on July 25, 2011, February 5, 2013, June 3, 2013 and on June 1, 2015. As a result, the utilization of our federal tax net operating loss carry forwards generated prior to the ownership changes is limited. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, which would significantly limit our ability to utilize NOLs to offset future taxable income.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.           PROPERTIES

In 2011, we entered into a lease with Brandywine Operating Partnership, L.P. (Brandywine), a Delaware limited partnership for a 10,870 square foot premises located in Lawrenceville, New Jersey.  In October 2011, we relocated our offices to Lawrenceville, New Jersey from Columbia, Maryland.  The lease has a remaining term of 16 months. As required by the lease, we provided Brandywine with an irrevocable and unconditional standby letter of credit for $250,000, which we secured with an escrow deposit at our banking institution of this same amount.  The lease stipulated standby letter of credit will be reduced by $50,000 on each of the 19th, 31st and 43rd months from the initial term, with the remaining $100,000 amount remaining until the term of the lease has expired. In connection with three $50,000 reductions of the standby letter of credit in April 2013, 2014 and 2015, we reduced the escrow deposit by $50,000 each time.

In connection with the acquisition of substantially all of the assets of EGEN, Inc., an Alabama corporation, in June 2014, we assumed the existing lease with another landlord for an 11,500 square foot premises located in Huntsville Alabama. This lease has a remaining term of 25 months with monthly rent payments of approximately $23,200.

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

	High	Low
YEAR ENDED DECEMBER 31, 2015
First Quarter (January 1 – March 31, 2015)	$3.15	$2.20
Second Quarter (April 1 – June 30, 2015)	$3.15	$2.35
Third Quarter (July 1 – September 30, 2015)	$2.58	$1.67
Fourth Quarter (October 1 – December 31, 2015)	$2.26	$1.65

YEAR ENDED DECEMBER 31, 2014
First Quarter (January 1 – March 31, 2014)	$4.57	$3.37
Second Quarter (April 1 – June 30, 2014)	$3.53	$3.03
Third Quarter (July 1 – September 30, 2014)	$3.47	$2.93
Fourth Quarter (October 1 – December 31, 2014)	$2.92	$2.29

YEAR ENDED DECEMBER 31, 2013
First Quarter (January 1 – March 31, 2013)	$42.12	$4.37
Second Quarter (April 1 – June 30, 2013)	$8.42	$3.47
Third Quarter (July 1 – September 30, 2013)	$6.40	$4.91
Fourth Quarter (October 1 – December 31, 2013)	$5.72	$3.55

On March 29, 2016, the last reported sale price for our Common Stock on the NASDAQ Capital Market was $1.53.

As of March 29, 2016, there were approximately 13,600 stockholders of record of our Common Stock. The actual number of stockholders is greater than this number of record stockholders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of stockholders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The following graph compares the percentage change in the cumulative return to the stockholders of our common stock during the five year period ended December 31, 2015 with the cumulative return the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the same periods.

The graph assumes that $100 was invested on December 31, 2010 in our common stock or an index, and that all dividends were reinvested. We have not declared nor paid any dividends on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

	Year Ended December 31,
Statement of operations data:	2015	2014	2013	2012	2011
(in thousands, except per share data)

Licensing revenue	$500	$500	$500	$-	$2,000

Research and development expense	14,660	14,969	9,364	15,770	19,864
General and administrative expense	6,687	8,861	6,547	6,373	5,155
Acquisition costs	–	1,385	–	–	–
Total operating expense	21,347	25,215	15,911	22,143	25,019

Operating loss	(20,847)	(24,715)	(15,411)	(22,143)	(23,019)
Other (loss) income	(1,614)	(779)	7,160	(4,426)	(204)
Net loss	(22,461)	(25,494)	(8,251)	(26,569)	(23,223)

Non-cash deemed dividend from beneficial conversion feature on convertible preferred stock	─	─	(4,602)	─	─
Net loss attributable to common shareholders	$(22,461)	$(25,494)	$(12,853)	$(26,569)	$(23,223)
Net loss attributable to common shareholders per common share - basic and diluted	$(1.03)	$(1.38)	$(0.95)	$(3.44)	$(5.00)
Weighted average shares used in computing net loss available to common shareholders per common share	21,813	18,472	13,541	7,731	4,648

	As of December 31
Balance sheet data:	2015	2014	2013	2012	2011
(in thousands)

Cash and cash equivalents	$9,265	$12,687	$5,719	$14,991	$20,145
Investment securities, available for sale (including interest receivable on investments)	10,827	24,383	37,368	8,104	10,401
Working capital	10,931	27,415	39,091	18,644	25,356
Total assets	49,055	66,695	45,671	25,359	32,649
Common stock warrant liability	–	275	3	4,284	166
Non-current liabilities	19,319	23,778	9,476	8,392	303
Total liabilities	28,669	33,896	14,147	13,397	6,456
Total stockholders’ equity	20,386	32,825	31,524	11,962	26,194

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with our financial statements and related notes thereto included in this Annual Report on Form 10-K.  The following discussion contains forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995.  These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause actual results to differ materially from anticipated results.  Factors that could cause or contribute to such differences include those described under “Part I, Item 1A – Risk Factors” appearing in this Annual Report on Form 10-K and factors described in other cautionary statements, cautionary language and risk factors set forth in other documents that we file with the Securities and Exchange Commission.  We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Celsion is a fully-integrated oncology drug development company focused on developing a portfolio of innovative cancer treatments, including directed chemotherapies, DNA-mediated immunotherapy and RNA based therapies. Our lead product candidate is ThermoDox®, a proprietary heat-activated liposomal encapsulation of doxorubicin, currently in a Phase III clinical trial for the treatment of primary liver cancer (the OPTIMA Study) and a Phase II clinical trial for the treatment of recurrent chest wall breast cancer (the DIGNITY Study). Second in our pipeline is GEN-1 (formerly known as EGEN-001), a DNA-mediated immunotherapy for the localized treatment of ovarian and brain cancers.

We have three platform technologies providing the basis for the future development of a range of therapeutics for difficult-to-treat forms of cancer including: Lysolipid Thermally Sensitive Liposomes, a heat sensitive liposomal based dosage form that targets disease with known therapeutics in the presence of mild heat, TheraPlas, a novel nucleic acid-based treatment for local transfection of therapeutic plasmids, and TheraSilence, a systemic dosage form for lung directed anti-cancer RNA With these technologies we are working to develop and commercialize more efficient, effective and targeted oncology therapies that maximize efficacy while minimizing side-effects common to cancer treatments.

Significant Events

ThermoDox®

ThermoDox® is being evaluated in a Phase III clinical trial for primary liver cancer (the OPTIMA study) which was initiated in 2014 and a Phase II clinical trial for recurrent chest wall breast cancer (the DIGNITY Study). ThermoDox® is a liposomal encapsulation of doxorubicin, an approved and frequently used oncology drug for the treatment of a wide range of cancers.  Localized heat at hyperthermia temperatures (greater than 40° Celsius) releases the encapsulated doxorubicin from the liposome enabling high concentrations of doxorubicin to be deposited preferentially in and around the targeted tumor.

The HEAT Study. On January 31, 2013, we announced that ThermoDox® in combination with radio frequency ablation (RFA) did not meet the primary endpoint of progression free survival for the 701 patient clinical trial in patients with hepatocellular carcinoma (HCC), also known as primary liver cancer (the HEAT Study). We determined, after conferring with the HEAT Study’s independent Data Monitoring Committee (iDMC), that the HEAT Study did not meet the goal of demonstrating persuasive evidence of clinical effectiveness, that being a clinically meaningful improvement in progression free survival (PFS), that could form the basis for regulatory approval. In the trial, ThermoDox® was well-tolerated with no unexpected serious adverse events. Following the announcement of the HEAT Study results, we continue to follow patients for overall survival (OS), the secondary endpoint of the HEAT Study. We have conducted a comprehensive analysis of the data from the HEAT Study to assess the future strategic value and development strategy for ThermoDox®.

Findings from the HEAT Study post-hoc data analysis suggest that ThermoDox® may substantially improve overall survival, when compared to the control group, in patients if their lesions undergo a 45 minute RFA procedure standardized for a lesion greater than 3 cm in diameter. Data from eight OS sweeps have been conducted since the top line PFS data from the HEAT Study were announced in January 2013, with each data set showing progressive improvement in statistical significance. The most recent post-hoc OS analysis data from the HEAT Study as of July 15, 2015 showed that in a large, well bounded, subgroup of patients (n=285, 41% of the study patients), the combination of ThermoDox® and optimized RFA provided a 58% improvement in OS compared to optimized RFA alone. The Hazard Ratio at this latest OS analysis is 0.63 (95% CI 0.43 - 0.93) with a p-value of 0.0198. Median overall survival for the ThermoDox® group has been reached in this subgroup which translates into a 25.4 month (2.1 year) survival benefit over the optimized RFA only group (79 months for the ThermoDox® plus optimized RFA group versus 53.6 months for the optimized RFA only group). These data continue to support the protocol for the Phase III OPTIMA Study, as described below.

Findings from the HEAT Study post-hoc data analysis have shown to be well balanced and not diminished in anyway by other factors. Supplementary computational modeling and prospective preclinical animal studies have shown additional support the relationship between heating duration and clinical outcomes. These data have been presented, without objection, at multiple scientific and medical conferences in 2013, 2014 and 2015 by key HEAT Study investigators and leading liver cancer experts. The presentations include:

●	World Conference on Interventional Oncology in May 2013;
●	European Conference on Interventional Oncology in June 2013 and April 2014;
●	International Liver Cancer Association Annual Conference in September 2013, 2014 and 2015;
●	American Society of Clinical Oncology 50th Annual Meeting in June 2014; and
●	Asian Conference on Tumor Ablation in October 2015

The OPTIMA Study. On February 24, 2014, we announced that the U.S. Food and Drug Administration (FDA), after its customary 30 day review period, accepted our IND without comment, subject to compliance with regulatory standards, for our pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox®, our proprietary heat-activated liposomal encapsulation of doxorubicin in combination with RFA in primary liver cancer, also known as HCC (the OPTIMA Study). The OPTIMA Study trial design is based on the comprehensive analysis of data from the HEAT study, which, as described previously, demonstrated that treatment with ThermoDox® resulted in a 58% improvement in overall survival in a large number of HCC patients that received an optimized RFA treatment for longer than 45 minutes. Designed with extensive input from globally recognized HCC researchers and clinicians and, after formal written consultation with the FDA, the OPTIMA Study was launched in the first half of 2014. The OPTIMA Study is expected to enroll up to 550 patients globally at up to 75 sites in the United States, Canada, Europe, China and elsewhere in the Asia Pacific region, and will evaluate ThermoDox® in combination with standardized RFA, which will require a minimum of 45 minutes across all investigators and clinical sites for treating lesions 3 to 7 centimeters, versus standardized RFA alone. The primary endpoint for the trial is Overall Survival, and the secondary endpoints for the trial are PFS and safety. The statistical plan calls for two interim efficacy analyses by an independent DMC.

On December 16, 2015, we announced that we had received the clinical trial application approval from the CFDA to conduct the OPTIMA Study in China. This clinical trial application approval will now allow Celsion to enroll patients at up to 20 additional clinical sites in China. With the addition of these Chinese clinical sites, the Company expects to complete enrollment in the OPTIMA Study during the first quarter of 2018. Results from the OPTIMA Study, if successful, will provide the basis for a global registration filing and marketing approval.

The DIGNITY Study. On December 14, 2015, we announced final data from the Phase I/II study of ThermoDox® in recurrent chest wall (RCW) breast cancer (the DIGNITY Study) at the San Antonio Breast Cancer Symposium. The DIGNITY Study is designed to establish a safe therapeutic dose in Phase I, and in Phase II to demonstrate local control, including complete and partial responses, and stable disease as its primary endpoint.  The DIGNITY Study is also planned to evaluate kinetics in ThermoDox® produced from more than one manufacturing site. Of the 28 patients enrolled and treated, 21 patients were eligible for evaluation of efficacy. Approximately 62% of evaluable patients experienced a local response, including six complete responses and seven partial responses.

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

The Euro-DIGNITY Study. The Company anticipates a that Phase II study of RadioTherapy, HyperThermia and ThermoDox® to treat patients with local-regional recurrent chest wall breast cancer will be initiated by six to eight clinical sites located in Italy, Israel, the Netherlands, Poland and the Czech Republic (the Euro-DIGNITY Study). The Euro-DIGNITY Study will be Phase II study enrolling up to 70 patients affected by recurrent breast adenocarcinoma on the chest wall with/without nodes over a period of two years.

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

Secondary objectives of the Euro-DIGNITY Study will be (i) to evaluate the safety of the combination of ThermoDox/Hyperthermia/Radiotherapy among patients with local-regional recurrence (LRR) breast cancer, (ii) to evaluate the duration of local control complete response, partial response and stable disease following treatment with ThermoDox/Hyperthermia/Radiotherapy up to 24 months among patients with LRR breast cancer and (iii) to assess Patient Reported Quality of Life using the FACT-B and Brief Pain Inventory following treatment with ThermoDox/Hyperthermia/Radiotherapy among patients with LRR breast cancer.

Early Access Program for ThermoDox for the Treatment of Patients with RCW Breast Cancer. On January 13, 2015, we entered into an Early Access Agreement with Impatients N.V., a Netherlands company (Impatients), pursuant to which Impatients will develop and execute through its brand myTomorrows an early access program for ThermoDox® in all countries of the European Union territory, Iceland, Liechtenstein, Norway and Switzerland for the treatment of patients with RCW breast cancer. Under the early access program, Impatients will engage in activities to secure authorization, exemption or waiver from regulatory authorities for patient use of ThermoDox® that may otherwise be subject to approvals from such regulatory authorities before the sale and distribution of ThermoDox® in the relevant territories. We will be responsible for the manufacture and supply of quantities of ThermoDox® to Impatients for use in the Early Access Program and Impatients will distribute and sell ThermoDox® pursuant to such authorization, exemptions or waivers. On August 10, 2015, we expanded the Early Access Program with myTomorrows to include patients with primary liver cancer, also known as hepatocellular carcinoma, and liver cancer metastases, in all of the European Union territory, Switzerland, Turkey and Israel.

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

Acquisition of EGEN

On June 20, 2014, we completed the acquisition of substantially all of the assets of EGEN, Inc., an Alabama corporation (EGEN), pursuant to an Asset Purchase Agreement. CLSN Laboratories, Inc., a Delaware corporation and a wholly-owned subsidiary of ours (CLSN Laboratories), acquired all of EGEN’s right, title and interest in and to substantially all of the assets of EGEN, including cash and cash equivalents, patents, trademarks and other intellectual property rights, clinical data, certain contracts, licenses and permits, equipment, furniture, office equipment, furnishings, supplies and other tangible personal property. In addition, CLSN Laboratories assumed certain specified liabilities of EGEN, including the liabilities arising out of the acquired contracts and other assets relating to periods after the closing date. The consideration of the acquisition includes an initial payment of approximately $3.0 million in cash plus 2.7 million shares of Celsion’s common stock. Additional consideration included contingent value rights totaling $30.4 million, payable in cash, shares of Celsion common stock or a combination thereof, at Celsion’s option, upon achievement of three major milestone events as follows:

a)	$12.4 million will become payable upon achieving certain specified development milestones relating to an ovarian cancer study of GEN-1 to be conducted by the Company or its subsidiary;

b)

$12.0 million will become payable upon achieving certain specified development milestones relating to a glioblastoma multiforme brain cancer study of GEN-1 to be conducted by the Company or its subsidiary; and

c)	Up to $6.0 million will become payable upon achieving certain specified milestones relating to the TheraSilence™ technology.

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

The purchase price exceeds the estimated fair value of the net assets acquired by approximately $2.0 million which was recorded as goodwill. Transaction costs associated with the asset acquisition are included in Acquisition Costs in the Consolidated Statement of Operations and totaled $1,385,263 from the date of acquisition on June 20, 2014 through December 31, 2014.

Acquired In-Process Research and Development (IPR&D)

With the acquisition, we obtained GEN-1, a DNA-based immunotherapy for the localized treatment of ovarian and brain cancers, and three platform technologies for the development of treatments for those suffering with difficult-to-treat forms of cancer, novel nucleic acid-based immunotherapies and other anti-cancer DNA or RNA therapies, including TheraPlas™ and TheraSilence™.

Acquired IPR&D consists of EGEN's drug technology platforms: GEN-1, TheraPlas™ and TheraSilence™. The fair value of the IPR&D drug technology platforms was estimated to be $25.8 million as of the acquisition date using the Multi-Period Excess Earnings Method (MPEEM) which is a form of the income approach. Under the MPEEM, the fair value of an intangible asset is equal to the present value of the asset’s incremental after-tax cash flows (excess earnings) remaining after deducting the market rates of return on the estimated value of contributory assets (contributory charge) over its remaining useful life.

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

GEN-1 OVATION Study. In February 2015, we announced that the FDA accepted, without objection, the Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer (the OVATION Study). On September 30, 2015, we announced enrollment of the first patient in the OVATION Study. The OVATION Study will seek to identify a safe, tolerable and potentially therapeutically active dose of GEN-1 by recruiting and maximizing an immune response and is designed to enroll three to six patients per dose level and will evaluate safety and efficacy and attempt to define an optimal dose for a follow-on Phase I/II study combining GEN-1 with Avastin® and Doxil®.   In addition, the OVATION Study establishes a unique opportunity to assess how cytokine-based compounds such as GEN-1, directly affect ovarian cancer cells and the tumor microenvironment in newly diagnosed patients. The study is designed to characterize the nature of the immune response triggered by GEN-1 at various levels of the patients' immune system, including:

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

We have initiated the study at four clinical sites at the University of Alabama at Birmingham, Oklahoma University Medical Center, Washington University in St. Louis and the Medical College of Wisconsin. In February 2016, we announced the completion of enrollment of the first cohort of patients in the OVATION Study. The OVATION Study will continue into 2016 at higher doses of GEN-1 with the goal to identify a safe, tolerable and therapeutically active dose of GEN-1 by recruiting and maximizing an immune response.

GEN-1 Plus Doxil® and Avastin® Trial. On April 29, 2015, we announced the expansion of our ovarian cancer development program to include a Phase I dose escalating trial to evaluate GEN-1 in combination with Avastin® and Doxil® in platinum-resistant ovarian cancer patients. We expect to enroll patients beginning in the second half of 2016. This new combination study in platinum-resistant ovarian cancer is supported by three preclinical studies indicating that the combination of GEN-1 with Avastin® may result in significant clinical benefit with a favorable safety profile. Specifically:

●	In two preclinical studies using an animal model of disseminated ovarian cancer, GEN-1 in combination with Avastin® led to a significant reduction in tumor burden and disease progression. The effectiveness of the combined treatment was seen when GEN-1 was combined with various dose levels of Avastin® (low-medium-high). Additionally, it was shown that GEN-1 treatment alone resulted in anti-tumor activity that was as good as or better than Avastin® treatment alone.

●

The preclinical studies indicated that no obvious overt toxicities were associated with the combined treatments.  The preclinical data are also consistent with the mechanism of action for GEN-1, which exhibits certain anti-angiogenic properties and suggests that combining GEN-1 with lower doses of Avastin® may enhance efficacy and help reduce the known toxicities associated with this anti-VEGF drug.

●

The distinct biological activities of GEN-1 (immune stimulation) and Avastin® (inhibition of tumor blood vessel formation) makes a sound scientific rationale for this combination approach.  Additionally, the anti-angiogenic activity of GEN-1 mediated through up regulation of the interferon gamma (IFN-g) pathway may help to explain the remarkable synergy between GEN-1 and Avastin® and potentially addresses the VEGF escape mechanisms associated with resistance to Avastin® therapy.

Business

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

To the extent that we are dependent on the success of one or a few product candidates, results such as those announced in relation to the HEAT Study on January 31, 2013 will have a more significant impact on our financial prospects, financial condition and market value. As demonstrated by the HEAT Study results in January 2013, drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval. The timing and the outcome of clinical results is extremely difficult to predict. Clinical development successes and failures can have a disproportionate positive or negative impact on our scientific and medical prospects, financial prospects, and results of operations, financial condition and market value.

Financing Overview

Equity and Debt Financings

During 2015 and 2014, we issued a total of 6.9 million shares of common stock; in the following equity transactions for an aggregate $23.6 million in gross proceeds. On October 28, 2013, we effected a 4.5-to-1 reverse stock split of our common stock. Unless otherwise expressly stated, the share and per share data in this section and elsewhere in this Annual Report on Form 10-K have been adjusted to reflect the reverse stock split.

●

On January 15, 2014, we entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company sold, in a registered offering, an aggregate of 3,603,604 shares of its common stock and warrants to purchase up to 1,801,802 shares of common stock, for an aggregate purchase price of approximately $15 million.

●

On May 27, 2015, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company sold, in a registered direct offering, an aggregate of 3,000,000 shares of common stock, for an aggregate purchase price of approximately $8.0 million. In a concurrent private placement, the Company issued to the same investors warrants to purchase up to 1,950,000 shares of common stock.

●

We are a party to a Controlled Equity OfferingSM Sales Agreement (ATM) dated as of February 1, 2013 with Cantor Fitzgerald & Co., pursuant to which we may sell additional shares of our common stock having an aggregate offering price of up to $25 million through “at-the-market” equity offerings from time to time. From February 1, 2013 through February 25, 2013, the Company sold and issued an aggregate of 1,195,927 shares of common stock under the ATM, receiving approximately $6.8 million in net proceeds. The Company did not have any sales under the ATM from February 25, 2013 through September 30, 2015. On October 2, 2015, the Company filed a prospectus supplement whereby it registered $7.5 million of the remaining availability under the ATM. During the fourth quarter of 2015, the Company sold an aggregate of 283,608 shares for gross proceeds of $0.6 million.

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

We believe that our cash and investment resources of $20.1 million on hand at December 31, 2015, coupled with our access to the ATM, are sufficient to fund operations into the second quarter of 2017.  However, our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing, progress and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other unforeseen uses of cash. To complete the development and commercialization of our products, we will need to raise substantial amounts of additional capital to fund our operations. We do not have any committed sources of financing and cannot give assurance that alternate funding will be available in a timely manner, on acceptable terms or at all. We may need to pursue dilutive equity financings, such as the issuance of shares of common stock, preferred stock, convertible debt or other convertible or exercisable securities, which financings could dilute the percentage ownership of our current common stockholders and could significantly lower the market value of our common stock.

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

Results of Operations

Comparison of Fiscal Year Ended December 31, 2015 and Fiscal Year Ended December 31, 2014.

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten year term of the agreement; therefore we recognized revenue of $500,000 in each of the years 2015 and 2014.

Research and Development Expenses

Research and development expenses decreased by $0.3 million from $15.0 million in 2014 to $14.7 million in 2015.   Costs associated with the Phase III OPTIMA Study were $3.6 million in 2015 compared to $4.8 million in 2014 when we initiated the study. Costs associated with the HEAT Study remained relatively unchanged at $0.6 million in 2015 and 2014 as we continue to follow the patients in the HEAT Study for Overall Survival. Costs associated with our RCW breast cancer clinical trial were $0.5 million in 2015 compared to $0.4 million in 2014. Other clinical costs were $2.0 million in 2015 compared to $1.8 million in 2014. This increase is primarily attributable to an increase in personnel costs and professional fees to support our ThermoDox® studies. Other research and development costs related to preclinical operations and regulatory affairs were $0.3 million in 2015 compared to $1.4 million in 2014. This decline was primarily the result of an $0.8 million downward adjustment to the research efforts under a Cooperative Research and Development Agreement with the National Institute of Health.

Costs associated with the production of ThermoDox® to support the OPTIMA Study decreased to $3.4 million in 2015 compared to $3.8 million incurred in 2014. During the second half of 2014, the Company completed the integration of the operations of the business acquired from EGEN, Inc. into our wholly owned subsidiary, CLSN Laboratories. Costs associated with CLSN Laboratories (which includes research and development activities and clinical studies for GEN-1, TheraPlas™ and TheraSilence™) were $4.2 million in 2015 compared to $2.3 million for the period from the date of acquisition on June 20, 2014 through December 31, 2014.

General and Administrative Expenses

General and administrative expenses decreased by $2.2 million to $6.7 million in 2015 compared to $8.9 million in 2014. This decrease is primarily the result of lower insurance premiums of $0.7 million, reductions in personnel costs of $0.8 million, lower marketing costs associated with the acquisition of EGEN, Inc. of $0.5 million and general reductions in other administrative costs of $0.2 million.

Acquisition Costs

Acquisition costs were $1.4 million for 2014. The transaction-related expenses consisted of legal and professional fees related to the June 20, 2014 acquisition of substantially all of the assets of EGEN.

Change in Earn-out Milestone Liability

The total aggregate purchase price for the acquisition of assets from EGEN included potential future earn-out payments contingent upon achievement of certain milestones. The difference between the aggregate $30.4 million in future earn-out payments and the $13.9 million included in the fair value of the acquisition consideration at June 20, 2014 was based on the Company's risk-adjusted assessment of each milestone and utilizing a discount rate based on the estimated time to achieve the milestone. These milestone payments will be fair valued at the end of each quarter and any change in their value will be recognized in the financial statement. As of December 31, 2015, the Company fair valued these milestones at $13.9 million and recognized non-cash charge of $257,702 as a result of the change in the fair value of these milestones from $13.7 million at December 31, 2014.

Change in Common Stock Warrant Liability

A warrant liability was incurred as a result of warrants we issued in a public offering in September 2009. On March 30, 2015, all remaining warrants associated with this equity offering expired. The liability associated with these warrants was calculated at its fair market value using the Black-Scholes option-pricing model and was adjusted at the end of each quarter with changes in fair value recorded in earnings during the term of the warrants. The warrants expired in March 2015. These warrants had a fair value at zero at December 31, 2014 and when they expired at March 31, 2015. Therefore, no change in warrant liability was required to be recorded or reclassified during 2015. The Company recorded a non-cash benefit of $3,026 for these warrants during 2014.

In addition, we issued warrants for 194,986 shares of the Company’s common stock in connection with the Hercules Credit Agreement in November 2013 and June 2014. The liability associated with these warrants was calculated at its fair market value using the Black-Scholes option-pricing model and was adjusted at the end of each quarter with changes in fair value recorded in earnings during the term of the warrants.  As discussed in Note 8 of the financial statements, the Company concluded in the second quarter of 2015 that the warrant provision, which required the exercise price of the warrant to be adjusted downward to a lower price at which the Company would sell and issue shares in a financing for cash during the one-year anniversary of the warrant, had expired. Therefore, the Company valued the warrant at $336,254 immediately prior to this event and reduced the liability to zero and increased equity by $336,254 in the second quarter of 2015. The Company also recorded a non-cash charge to net income of $61,246 in 2015. At December 31, 2014, the fair value of these liabilities was $0.4 million and the Company recorded a non-cash benefit to net income of $201,253 in 2014.

Investment income and interest expense

In connection with its debt facilities the Company incurred $1.4 million and $1.3 million in interest expense in 2015 and 2014, respectively.

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

Research and Development Expenses

Research and development expenses increased by $5.6 million from $9.4 million in 2013 to $15.0 million in 2014.  Costs associated with the HEAT Study decreased to $0.6 million in 2014 compared to $3.7 million in 2013 primarily due to the reduced costs associated with the HEAT Study as we follow patients for Overall Survival. We incurred costs of $4.8 million related to the initiation of the OPTIMA Study in 2014. Costs associated with our RCW breast cancer clinical trial remained relatively unchanged at $0.4 million in 2014 and 2013. Other clinical costs were $1.8 million in 2014 compared to $1.2 million in 2013. The increase is mostly attributable to an increase in personnel costs and professional fees. Other research and development costs related to preclinical operations and regulatory operations remained relatively unchanged at $1.4 million in 2014 compared to $1.3 million in 2013.  Costs associated with the production of ThermoDox® to support the OPTIMA Study increased to $3.8 million in 2014 compared to $2.8 million incurred in 2013. During the second half of 2014, the Company completed the integration of the business operations acquired from EGEN, Inc. into our wholly owned subsidiary, CLSN Laboratories. Costs associated with CLSN Laboratories were $2.3 million for the period from the date of acquisition on June 20, 2014 through December 31, 2014.

General and Administrative Expenses

General and administrative expenses increased by $2.4 million to $8.9 million in 2014 compared to $6.5 million in 2013. This increase is primarily the result of increases in Directors’ and Officers’ insurance premiums of $0.7 million, increases in personnel costs of $1.0 million and increases in legal and professional fees. The increased personnel costs reflect a $0.7 million increase in non-cash stock compensation expense.

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

Collectively these warrant liabilities were required to be recorded at fair value at each balance sheet date with changes in fair value recorded in earnings. At December 30, 2014, the fair value of all of these liabilities was $0.3 million and we recorded a non-cash benefit of $0.2 million based on the change in the fair value of the warrants at December 31, 2014. During 2013, the decrease in the fair value of this liability resulted in the Company recording a non-cash benefit of $8.1 million based on the change in the fair value of the warrants at December 31, 2013.

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

Financial Condition, Liquidity and Capital Resources

Since inception we have incurred significant losses and negative cash flows from operations.  We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities and amounts received under our product licensing agreement with Yakult and our technology development agreement with Hisun. The process of developing and commercializing ThermoDox®, GEN-1 and other product candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts.  We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future.  Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $218 million at December 31, 2015.

At December 31, 2015, we had total current assets of $20.3 million (including cash, cash equivalents and short term investments and related interest receivable on short term investments of $20.1 million) and current liabilities of $9.3 million, resulting in net working capital of $11.0 million.  At December 31, 2014 we had total current assets of $37.5 million (including cash, cash equivalents and short term investments and related interest receivable on short term investments of $37.1 million) and current liabilities of $10.1 million, resulting in net working capital of $27.4 million.

Net cash used in operating activities for 2015 was $20.8 million.  Our 2015 net loss included $1.8 million in non-cash stock-based compensation expense, $0.1 million in a non-cash benefit based on the change in the common stock warrant liability and $0.3 million in a non-cash benefit based on the change in the earn-out milestone liability.

The $20.8 million net cash used in operating activities was mostly funded from cash and short term investments.  At December 31, 2015, we had cash, cash equivalents and short term investments and related interest receivable on short term investments of $20.1 million.

Net cash provided by financing activities was $4.1 million during 2015, $7.7 million of which resulted from net proceeds from sales of our common stock in May 2015, and sales of our common stock from our ATM which was partially offset by $3.7 million in debt service payments under the Hercules Credit Agreement.

In February 2013, we entered into a Controlled Equity OfferingSM Sales Agreement (ATM) with Cantor Fitzgerald & Co., as sales agent (Cantor), pursuant to which we may offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (the ATM Shares) pursuant to our previously filed and effective Registration Statement on Form S-3. Under the ATM Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the our common stock or to or through a market maker.  We will pay Cantor a commission of three percent of the aggregate gross proceeds from each sale of ATM Shares. We have sold and issued an aggregate of 1,479,535 shares under the ATM Agreement so far, receiving approximately $7.4 million in net proceeds.

We believe that our cash and investment resources of $20.1 million on hand at December 31, 2015, coupled with the remaining availability of $17.4 million under the ATM, are sufficient to fund operations into the second quarter of 2017.  However, our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing, progress and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other unforeseen uses of cash.

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

Contractual Obligations

In 2011, we entered into a lease with Brandywine Operating Partnership, L.P. (Brandywine), a Delaware limited partnership for a 10,870 square foot premises located in Lawrenceville, New Jersey.  In October 2011, we relocated our offices to Lawrenceville, New Jersey from Columbia, Maryland.  The lease has a remaining term of 16 months. As required by the lease, we provided Brandywine with an irrevocable and unconditional standby letter of credit for $250,000, which we secured with an escrow deposit at our banking institution of this same amount.  The lease stipulated standby letter of credit will be reduced by $50,000 on each of the 19th, 31st and 43rd months from the initial term, with the remaining $100,000 amount remaining until the term of the lease has expired. In connection with three $50,000 reductions of the standby letter of credit in April 2013, 2014 and 2015, we reduced the escrow deposit by $50,000 each time.

In connection with the acquisition of substantially all of the assets of EGEN, Inc., an Alabama corporation, in June 2014, we assumed the existing lease with another landlord for an 11,500 square foot premises located in Huntsville Alabama. This lease has a remaining term of 25 months with monthly rent payments of approximately $23,200.

Following is a summary of the future minimum payments required under leases that have initial or remaining lease terms of one year or more as of December 31, 2015:

For the year ending December 31:	Operating Leases
2016	$575,513
2017	378,042
2018	23,200
2019 and beyond	—
Total minimum lease payments	$976,755

Following is a schedule of future principle payments before debt discount due on the Hercules Credit Agreement:

For the year ending December 31:	Principle Payments

2016	$4,099,847
2017	2,245,923
2018 and thereafter	–
Total	$6,345,770

Off-Balance Sheet Arrangements

We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at December 31, 2015 by an immaterial amount. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments. As of December 31, 2015, our investments consisted of investments in corporate notes and obligations or in money market accounts and checking funds with variable market rates of interest. We believe our credit risk is immaterial.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, supplementary data and report of independent registered public accounting firm are filed as part of this report on pages F-1 through F-34 and incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

(a)           Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2015, which is the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework.  Based on its evaluation, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2015.

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

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

(c)           Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the fiscal quarter ended December 31, 2015, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
2.1*

Asset Purchase Agreement dated as of June 6, 2014, by and between Celsion Corporation and EGEN, Inc., incorporated herein by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2014.

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

4.8

Registration Rights Agreement, dated July 25, 2011, by and between Celsion Corporation and the purchasers named therein, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on July 26, 2011.

4.9	Form of Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed on July 26, 2011.

4.10	Form of Warrant to Purchase Common Stock, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed on July 26, 2011.

4.11	Form Warrant to Purchase Common Stock Purchase, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 6, 2011.

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

4.15	Form of Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed on February 26, 2013.

4.16	Form of Series A Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed on January 21, 2014.

4.17	Form of Series B Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed on January 21, 2014.

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

4.21	Form of Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed on May 29, 2015.

10.1***	Celsion Corporation 2004 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2004.

10.2***	Celsion Corporation 2007 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 19, 2015.

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

10.8***+	Amended and Restated Employment Agreement, effective March 30, 2016, between Celsion Corporation and Mr. Michael H. Tardugno.

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

10.13*

The 2nd Amendment To The Development, Product Supply And Commercialization Agreement, effective January 7, 2011, by and between the Company and Yakult Honsha Co., Ltd. incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on January 18, 2011.

10.14

Lease Agreement, executed July 21, 2011, by and between Celsion Corporation and Brandywine Operating Partnership, L.P., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on July 25, 2011.

10.15***

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

10.18*

Technology Development Agreement effective as of May 7, 2012, by and between Celsion Corporation and Zhejiang Hisun Pharmaceutical Co. Ltd., incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2012.

10.19

Loan and Security Agreement, dated June 27, 2012, by and among Celsion Corporation, Oxford Finance LLC, as collateral agent, and the lenders named therein, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2012.

10.20

Controlled Equity OfferingSM Sales Agreement, dated February 1, 2013, by and between Celsion Corporation and Cantor Fitzgerald & Co., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 1, 2013.

10.21

Securities Purchase Agreement, dated February 22, 2013, by and among Celsion Corporation and the purchasers named therein, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 26, 2013.

10.22*

Technology Development Contract dated as of January 18, 2013, by and between Celsion Corporation and Zhejiang Hisun Pharmaceutical Co. Ltd., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2013.

10.23

Loan and Security Agreement dated as of November 25, 2013, by and between Celsion Corporation and Hercules Technology Growth Capital, Inc., incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2013.

10.24

Securities Purchase Agreement dated as of January 15, 2014, by and between Celsion Corporation and the purchasers named therein, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on January 21, 2014.

10.25***

Employment Offer Letter effective as of June 2, 2014, between the Company and Khursheed Anwer incorporated herein by reference to Exhibit 10.27 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2014.

10.26*

Early Access Agreement dated as of January 13, 2015, by and between the Company and Impatients N.V., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q/A of the Company for the quarter ended March 31, 2015.

10.27

Securities Purchase Agreement dated as of May 27, 2015, by and among Celsion Corporation and the purchasers named therein, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 29, 2015.

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

101**

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the audited Consolidated Balance Sheets, (ii) the audited Consolidated Statements of Operations, (iii) the audited Consolidated Statements of Comprehensive Loss, (iv) the audited Consolidated Statements of Cash Flows, (v) the audited Consolidated Statements of Changes in Stockholders’ Equity and (vi) Notes to Consolidated Financial Statements.

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

CELSION CORPORATION
Registrant

March 30, 2016	By:	/s/ MICHAEL H. TARDUGNO
Michael H. Tardugno
Chairman of the Board, President and Chief Executive Officer

March 30, 2016	By:	/s/ JEFFREY W. CHURCH
Jeffrey W. Church
Senior Vice President and Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ MICHAEL H. TARDUGNO	Chairman of the Board, President and Chief Executive	March 30, 2016
(Michael H. Tardugno)	Officer (Principal Executive Officer)

/s/ JEFFREY W. CHURCH	Senior Vice President and Chief Financial	March 30, 2016
(Jeffrey W. Church)	Officer (Principal Financial Officer)

/s/ TIMOTHY J. TUMMINELLO	Controller and Chief Accounting Officer	March 30, 2016
(Timothy J. Tumminello)

/s/ AUGUSTINE CHOW	Director	March 30, 2016
(Augustine Chow, Ph.D.)

/s/ FREDERICK J. FRITZ	Director	March 30, 2016
(Frederick J. Fritz)

/s/ ROBERT W. HOOPER	Director	March 30, 2016
(Robert W. Hooper)

/s/ ALBERTO R. MARTINEZ	Director	March 30, 2016
(Alberto Martinez, M.D.)

/s/ DONALD BRAUN	Director	March 30, 2016
(Donald Braun, Ph.D.)

/s/ ANDREAS VOSS	Director	March 30, 2016
(Andreas Voss, M.D.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Celsion Corporation

Lawrenceville, New Jersey

We have audited the accompanying consolidated balance sheets of Celsion Corporation (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, statements of comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celsion Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company
Baltimore, Maryland
March 30, 2016

CELSION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$9,265,144	$12,686,881
Investment securities – available for sale, at fair value	10,799,890	24,173,406
Accrued interest receivable on investment securities	26,729	210,030
Advances and deposits on clinical programs	89,186	200,821
Other current assets	100,367	235,133
	20,281,316	37,506,271

Property and equipment (at cost, less accumulated depreciation and amortization of $2,058,483 and $1,633,517, respectively)	854,872	1,170,497

Other assets:
In-process research and development	25,801,728	25,801,728
Goodwill	1,976,101	1,976,101
Security deposit on letter of credit	100,000	150,000
Deferred financing fees	26,131	68,049
Other assets	14,386	21,886
	27,918,346	28,017,764

Total assets	$49,054,534	$66,694,532

See accompanying notes to the financial statements.

CELSION CORPORATION

CONSOLIDATED BALANCE SHEETS

(Continued)

	December 31,
	2015	2014
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable ─ trade	$2,830,227	$3,480,225
Other accrued liabilities	1,919,769	2,456,365
Notes payable - current portion	4,099,847	3,654,231
Deferred revenue – current portion	500,000	500,000
Total current liabilities	9,349,843	10,090,821

Earn-Out milestone liability	13,921,412	13,663,710
Common stock warrant liability	─	275,008
Note payable – non-current portion	2,350,018	6,053,065
Deferred revenue – non-current portion	3,000,000	3,500,000
Other liabilities – non-current	47,597	286,592
Total liabilities	28,668,870	33,869,196

Commitments and contingencies	─	─

Stockholders’ equity:
Preferred Stock - $0.01 par value (100,000 shares authorized and no shares issued or outstanding at December 31, 2015 and 2014, respectively)	─	─
Common stock - $0.01 par value (75,000,000 shares authorized; 23,395,211 and 20,097,603 shares issued at December 31, 2015 and 2014 and 23,319,287 and 19,984,203 shares outstanding at December 31, 2015 and 2014, respectively)	233,952	200,976
Additional paid-in capital	239,668,235	229,778,703
Accumulated other comprehensive loss	(3,858)	(16,032)
Accumulated deficit	(218,130,360)	(195,073,702)
	21,767,969	34,889,945
Treasury stock, at cost (75,924 and 113,400 shares at December 31, 2015 and 2014, respectively)	(1,382,305)	(2,064,609)
Total stockholders’ equity	20,385,664	32,825,336

Total liabilities and stockholders’ equity	$49,054,534	$66,694,532

See accompanying notes to the financial statements.

CELSION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2015	2014	2013

Licensing revenue	$500,000	$500,000	$500,000

Operating expenses:
Research and development	14,659,941	14,969,382	9,364,228
General and administrative	6,686,852	8,860,549	6,547,257
Acquisition costs	–	1,385,263	–
Total operating expenses	21,346,793	25,215,194	15,911,485

Loss from operations	(20,846,793)	(24,715,194)	(15,411,485)

Other income (expense):
(Loss) gain from valuation of earn-out milestone liability	(257,702)	213,949	–
(Loss) gain from valuation of common stock warrant liability	(61,246)	204,279	8,090,636
Investment income (loss), net	63,588	77,194	(12,744)
Interest expense	(1,357,182)	(1,326,438)	(915,235)
Other (expense) income	(1,749)	51,937	(2,530)
Total other (expense) income	(1,614,291)	(779,079)	7,160,127

Net loss	(22,461,084)	(25,494,273)	(8,251,358)

Non-cash deemed dividend from beneficial conversion feature on convertible preferred stock	‒	‒	(4,601,410)

Net loss attributable to common shareholders	$(22,461,084)	$(25,494,273)	$(12,852,768)

Net loss per common share – basic and diluted	$(1.03)	$(1.38)	$(0.95)

Weighted average common shares outstanding – basic and diluted	21,813,228	18,472,399	13,540,566

See accompanying notes to the financial statements.

CELSION CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	December 31,
	2015	2014	2013

Net loss	$(22,461,084)	$(25,494,273)	$(8,251,358)

Changes in:
Realized (gain) loss on investment securities recognized in investment income, net	(264)	24,727	92,364
Unrealized gain (loss) on investment securities	12,438	3,407	(9,923)
Other comprehensive income	12,174	28,134	82,441

Comprehensive loss	$(22,448,910)	$(25,466,139)	$(8,168,917)

See accompanying notes to the financial statements

CELSION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(22,461,084)	$(25,494,273)	$(8,251,358)
Non-cash items included in net loss:
Depreciation and amortization	424,966	369,327	339,229
Change in fair value of earn-out milestone liability	257,702	(213,949)	–
Change in fair value of common stock warrant liability	61,246	(204,279)	(8,090,636)
Cash received for non-refundable research and development fee	–	–	5,000,000
Deferred revenue	(500,000)	(500,000)	(500,000)
Stock based compensation	1,849,811	2,585,132	1,235,437
Shares issued out of treasury	86,730	64,483	98,046
Amortization of deferred finance charges and debt discount associated with note payable	438,717	437,994	336,387
Amortization of patent license fee	7,500	7,500	7,500
Change in deferred rent liability	(29,810)	(24,375)	(18,940)
(Gain) loss realized on sale of investment securities	(264)	24,727	92,364
Net changes in:
Interest receivable on investments	183,301	2,018	(146,123)
Prepaid expenses and other current assets	246,401	77,468	(121,235)
Deposits and other assets	–	1,932	(116,181)
Accounts payable	(859,183)	1,764,563	(887,332)
Other accrued liabilities	(536,596)	(251,288)	1,497,566
Net cash used in operating activities	(20,830,563)	(21,353,020)	(9,525,276)

Cash flows from investing activities:
Purchases of investment securities	(21,074,871)	(29,825,918)	(66,323,059)
Proceeds from sale and maturity of investment securities	34,460,825	42,812,300	37,194,375
Cash used in acquisition of EGEN, Inc., net of cash received	–	(2,820,649)	–
Refund on security for letter of credit	50,000	50,000	50,000
Purchases of property and equipment	(109,341)	(672,256)	(57,494)
Net cash provided by (used in) by investing activities	13,326,613	9,543,477	(29,136,178)

Cash flows from financing activities:
Proceeds from sale of preferred stock, net of issuance costs	–	–	13,616,432
Proceeds from sale of common stock equity, net of issuance costs	7,736,443	13,788,811	15,622,955
Proceeds from exercise of common stock warrants	–	–	261,944
Proceeds from exercise of common stock options	–	–	184,047
Proceeds from note payable	–	5,000,000	4,763,803
Principal payments on note payable	(3,654,230)	(10,891)	(5,060,711)
Net cash provided by financing activities	4,082,213	18,777,920	29,388,470

(Decrease) increase in cash and cash equivalents	(3,421,737)	6,968,377	(9,272,984)
Cash and cash equivalents at beginning of period	12,686,881	5,718,504	14,991,488
Cash and cash equivalents at end of period	$9,265,144	$12,686,881	$5,718,504

Cash paid for:
Interest	$918,465	$892,600	$637,183

Income taxes	$–	$–	$–

See accompanying notes to the financial statements.

CELSION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

See accompanying notes to the financial statements

CELSION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Common Stock Outstanding		Additional	Treasury Stock		Accum. Other
	Shares	Amount	Paid in Capital	Shares	Amount	Compr. Income	Accumulated Deficit	Total

Balance at January 1, 2015	19,984,203	$200,976	$229,778,703	113,400	$(2,064,609)	$(16,032)	$(195,073,702)	$32,825,336
Net loss	-	-	-	-	-	-	(22,461,084)	(22,461,084)
Registered Direct and ATM common stock offerings	3,283,608	32,836	7,703,607	-	-	-	-	7,736,443
Expiration of reset provision of the common stock warrants issued in connection with the November 2013 Hercules Loan	-	-	336,254	-	-	-	-	336,254
Unrealized gain on investments available for sale	-	-	-	-	-	12,174	-	12,174
Stock-based compensation expense	-	-	1,828,896	-	-	-	-	1,828,896
Issuance of restricted stock	14,000	140	20,775	-	-	-	-	20,915
Issuance of common stock out of treasury	37,476	-	-	(37,476)	682,304	-	(595,574)	86,730
Balance at December 31, 2015	23,319,287	$233,952	$239,668,235	75,924	$(1,382,305)	$(3,858)	$(218,130,360)	$20,385,664

See accompanying notes to the financial statements

CELSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is provided over the estimated useful lives of the related assets, ranging from three to seven years, using the straight-line method. Amortization is recognized over the lesser of the life of the asset or the lease term. Major renewals and improvements are capitalized at cost and ordinary repairs and maintenance are charged against operating expenses as incurred. Depreciation expense was approximately $425,000, $369,000 and $339,000 for years ended December 31, 2015, 2014 and 2013, respectively.

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

Patent Licenses

The Company has purchased several licenses for rights to patented technologies. Patent license costs of $63,125 have been capitalized and are amortized on a straight-line basis over the estimated life of the related patent. As of December 31, 2015 and 2014, the total accumulated amortization expense is $49,375 and $41,500, respectively. The weighted-average amortization period for these assets is 10 years.

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

For the years ended December 31, 2015, 2014 and 2013, outstanding equity awards of 2,221,340, 1,751,773, and 863,462 shares, respectively, and warrants outstanding to purchase 5,894,675, 5,069,815, and 3,170,520 shares, respectively, were considered anti-dilutive and therefore were not included in the calculation of diluted shares.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by Financial Accounting Standards Board (“FASB”) and are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued accounting pronouncements will not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows, or do not apply to our operations.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606). This guidance is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. In August 2015, the FASB issued Accounting Standard Update No. 2015-14 which delayed the effective date of Topic 606. It will be effective for our first quarter of 2018 and early adoption is only permitted for reporting periods beginning after December 15, 2016 including interim reporting periods within that period.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 Interest – Imputation of Interest (Subtopic 835-30). This guidance is to simplify the presentation of debt issuance costs by recognizing a debt liability in the balance sheet as a direct deduction from that debt liability consistent with the presentation of a debt discount. It will be effective for our first quarter of 2016 and early adoption is permitted. We do not believe the impact of adoption of this new accounting pronouncement on our financial statements will be significant.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income (other than those accounted for under equity method of accounting). This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently assessing the impact of the adoption of this guidance on its Consolidated Financial Statements and disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)”, which requires lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

2. FINANCIAL CONDITION

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the Food and Drug Administration. The Company believes these expenditures are essential for the commercialization of its technologies. As a result of these expenditures, as well as general and administrative expenses, the Company has an accumulated deficit of $218 million as of December 31, 2015.

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

3. SHORT TERM INVESTMENTS AVAILABLE FOR SALE

Short term investments available for sale of $10,799,890 and $24,173,406 as of December 31, 2015 and 2014, respectively, consist of money market funds, commercial paper, corporate debt securities, and government agency debt securities. They are valued at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in Accumulated Other Comprehensive Income.

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

A summary of the cost, fair value and maturities of the Company’s short-term investments is as follows:

	December 31, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
Short-term investments
Certificate of deposit	$4,800,000	$4,798,810	$5,000,000	$4,996,568
Bonds- corporate issuances	6,003,748	6,001,080	19,189,438	19,176,838
Total short-term investments	$10,803,748	$10,799,890	$24,189,438	$24,173,406

	December 31, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value

Short-term investment maturities
Within 3 months	$10,803,748	$10,799,890	$16,881,490	$16,872,158
Between 3-12 months	–	–	7,307,948	7,301,248
Total	$10,803,748	$10,799,890	$24,189,438	$24,173,406

Investment income, which includes net realized losses on sales of available for sale securities and investment income interest and dividends, is summarized as follows:

	2015	2014	2013

Interest and dividends accrued and paid	$186,322	$1,015,182	$748,947
Accretion of investment premium	(122,998)	(913,261)	(669,344)
Losses on investment maturity and sales, net	264	(24,727)	(92,346)
	$63,588	$77,194	$(12,744)

The following table shows the Company’s investment securities gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015 and 2014. The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	December 31, 2015		December 31, 2014
Description of Securities	Fair Value	Unrealized Holding Gains (Losses)	Fair Value	Unrealized Holding Gains (Losses)

Available for Sale (all unrealized holding gains and losses are less than 12 months at date of measurement)
Short-term investments with unrealized gains	$240,024	$24	$–	$–
Short-term investments with unrealized losses	10,559,866	(3,882)	24,173,406	(16,032)
Total	$10,799,890	$(3,858)	$24,173,406	$(16,032)

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

Cash and cash equivalents, other current assets, accounts payable and other accrued liabilities are reflected in the balance sheet at their estimated fair values primarily due to their short-term nature. There were no transfers of assets of liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during 2015 or 2014 except for the change in the fair market value of the warrant liability and the change in the earn-out milestone liability were included in earnings.

Assets and liabilities measured at fair value are summarized below:

	Total Fair Value on the Balance Sheet	Quoted Prices In Active Markets For Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Recurring items as of December 31, 2015
Short-term investments available for sale	$10,799,890	$10,799,890	─	─

Recurring items as of December 31, 2014
Short-term investments available for sale	$24,173,406	$24,173,406	─	─

Non-recurring items as of December 31, 2014
In-process research and development (Note 5)	$25,801,728	─	─	$25,801,728

Goodwill (Note 5)	$1,976,101	─	─	$1,976,101

Liabilities:
Recurring items as of December 31, 2015
Common stock warrant liability (Note 13)	─	─	─	─

Earn-out milestone liability (Note 12)	$13,921,412	─	─	$13,921,412

Recurring items as of December 31, 2014
Common stock warrant liability (Note 13)	$275,008	─	─	$275,008

Earn-out milestone liability (Note 12)	$13,663,710			$13,663,710

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

●

$12.0 million will become payable upon achieving certain specified development milestones relating to a glioblastoma multiforme brain cancer study of GEN-1 to be conducted by the Company or its subsidiary; and

●	Up to $6.0 million will become payable upon achieving certain specified milestones relating to the TheraSilence™ technology.

On June 9, 2014, Celsion borrowed an additional $5 million pursuant to a certain Loan and Security Agreement dated as of November 25, 2013, by and between Celsion and Hercules Technology Growth Capital, Inc. (see Note 8).   Celsion used the loan proceeds to pay the upfront cash payment at closing and certain transaction costs incurred by Celsion in connection with the acquisition.

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

*

The total aggregate purchase price for the EGEN Acquisition included potential future Earn-Out Payments contingent upon achievement of certain milestones. The difference between the aggregate $30.4 million in future Earn-Out Payments and the $13.9 million included in the fair value of the acquisition consideration at June 20, 2014 was based on the Company's risk-adjusted assessment of each milestone and utilizing a discount rate based on the estimated time to achieve the milestone. These milestone payments will be fair valued at the end of each quarter and any change in their value will be recognized in the financial statement. As of December 31, 2015 and 2014, the Company fair valued these milestones at $13.9 million and $13.7 million, respectively. During 2015, the Company recognized a non-cash charge of $257,702 as a result of the change in the fair value of these milestones from December 31, 2014 and recognized a non-cash benefit of $213,949 during 2014 as a result of the change in the fair value of these milestones from June 20, 2014.

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

Goodwill represents the difference between the total purchase price for the net assets purchased from EGEN and the aggregate fair values of tangible and intangible assets acquired, less liabilities assumed. Goodwill is reviewed for impairment at least annually as of our third quarter ended September 30 or sooner if we believe indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. We first assessed qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will conduct a two-step quantitative goodwill impairment test. As of September 30, 2015, after our assessment of the totality of the events that could impair Goodwill, it is the Company’s conclusion “it is not more likely than not” that the Goodwill is impaired. Therefore, the Company is not required to conduct a two-step quantitative goodwill impairment test. No events have occurred as of December 31, 2015 that would affect the Company’s conclusion as of the September 30, 2015 assessment date.

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

As of the closing of the acquisition, the IPR&D is considered indefinite lived intangible assets and will not be amortized. IPR&D is reviewed for impairment at least annually as of our third quarter ended September 30, and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. When performing our impairment assessment, we have the option to first assess qualitative factors to determine whether it is necessary to recalculate the fair value of our acquired IPR&D. If we elect this option and believe, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of our acquired IPR&D is less than its carrying amount, we calculate the fair value using the same methodology as described above. If the carrying value of our acquired IPR&D exceeds its fair value, then the intangible asset is written-down to its fair value. Alternatively, we may elect to not first assess qualitative factors and immediately recalculate the fair value of our acquired IPR&D. As of September 30, 2015, after our assessment of the totality of the events that could impair IPR&D, it is the Company’s conclusion “it is not more likely than not” that the indefinite-lived intangible assets are impaired. Therefore, the Company is not required to calculate the fair value of the intangible assets and perform a quantitative impairment test. No events have occurred as of December 31, 2015 that would affect the Company’s conclusion as of its assessment date.

Pro Forma Information

The following unaudited pro forma information presents our condensed results of operations as if the acquisition of EGEN had occurred on January 1, 2013:

	Year Ended December 31,
	2014	2013
Revenues	$500,000	$627,628
Loss from operations	(24,898,725)	(18,247,339)
Net loss applicable to common shareholders	(25,662,572)	(15,952,832)

The above unaudited pro forma condensed consolidated financial information is presented for illustrative purposes only. It is not necessarily indicative of what the results of operations actually would have been had the acquisition been completed on the date indicated. In addition, it does not purport to project the future operating results of the combined entity. The Company’s Statement of Operations included the operating expenses related to the operations of the acquired business for the period from the date of acquisition (June 20, 2014) through December 31, 2014 and for the year ended December 31, 2015.

6. PROPERTY AND EQUIPMENT:

	Year Ended December 31,
	2015	2014
Machinery and equipment (5-7 year life)	$2,398,613	$2,298,516
Furniture and fixtures (3-5 year life)	244,923	235,679
Leasehold improvements (5-7 year life)	269,819	269,819
	2,913,355	2,804,014
Less accumulated depreciation and amortization	(2,058,483)	(1,633,517)
Total	$854,872	$1,170,497

7. OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, 2015 and 2014 include the following:

	Year Ended December 31,
	2015	2014
Amounts due to Contract Research Organizations and other contractual agreements	$571,615	$857,730
Accrued payroll and related benefits	947,078	961,440
Accrued professional fees	319,200	502,300
Accrued interest on notes payable	62,136	96,875
Other	19,740	38,020
Total	$1,919,769	$2,456,365

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

The obligations under the Hercules Credit Agreement are in the form of secured indebtedness bearing interest at a calculated prime-based variable rate (11.25% per annum since inception through December 17, 2015 and 11.50% since). Payments under the loan agreement were interest only for the first twelve months after loan closing, followed by a 30-month amortization period of principal and interest through the scheduled maturity date of June 1, 2017.

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

The Company valued the Hercules Warrant issued at the inception of the loan using the Black-Scholes option pricing model and recorded $521,763 in 2013 as deferred financing fees.  In calculating the value of the warrants, the Company assumed a volatility rate of 102%, risk free interest rate of 1.37%, an expected life of 5 years, a stock price of $3.55 (closing price on date of the Hercules Warrant) and no expected forfeitures nor dividends.  In the second quarter of 2014, the Company reassessed the classification of the warrants and concluded the original amount should be reclassified from deferred financing fees and equity. Therefore, other assets and additional paid in capital were both reduced by the $521,763. The Company then valued the warrant for the initial 97,493 shares of the Company’s common stock as of the inception of the loan and recorded $260,928 as a debt discount to be amortized as interest expense using the effective interest method over the life of the loan and recognized a warrant liability for this amount. In connection with the closing of the second $5 million tranche on June 9, 2014, the Company then valued the warrant for the additional 97,493 shares of the Company’s common stock which became available and exercisable as of the date and recorded $215,333 as a debt discount to be amortized as interest expense using the effective interest method over the life of the loan and recognized a warrant liability for this amount. In calculating the value of the warrant for the additional shares of the Company’s common stock on June 10, 2014, the Company assumed a volatility rate of 104%, risk free interest rate of 1.69%, an expected remaining life of 4.5 years, a stock price of $3.07 (closing price June 9, 2014) and no expected forfeitures nor dividends.  In 2014, the warrant liability was fair valued at the end of each quarter and the resulting change in fair value will be recognized in net income.

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

For the year ended December 31, 2015, the Company incurred $918,465 in interest expense and amortized $438,717 as interest expense for deferred fees, debt discount and end of term charges in connection with the Hercules Credit Agreement. For the year ended December 31, 2014, the Company incurred $892,188 in interest expense and amortized $433,839 as interest expense for deferred fees, debt discount and end of term charges in connection with the Hercules Credit Agreement.

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

Following is a schedule of future principle payments before debt discount due on the Hercules Credit Agreement:

For the year ending December 31,
2016	$4,099,847
2017	2,245,923
2018 and thereafter	–
Total	$6,345,770

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

9. INCOME TAXES

A reconciliation of the Company’s statutory tax rate to the effective rate for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013

Federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal tax benefit	5.5	5.5	5.9
Recapture of alternative minimum tax	–	–	–
Valuation allowance	(39.5)	(39.5)	(39.9)

Effective tax rate	–%	–%	–%

The components of the Company’s deferred tax asset as of December 31, 2015 and 2014 are as follows:

	December 31,
In thousands	2015	2014

Net operating loss carry forwards	$71,557	$64,021
Compensation expense related to employee stock options	4,953	4,235
Subtotal	76,510	68,255
Valuation allowance	(76,510)	(68,255)
Total deferred tax asset	$-	$-

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

Following is a schedule of net operating loss carry forwards and their year of expiration:

Approximate Amount of Unused Operating Loss Carry Forwards (in $000s)	Expiration During Year Ended
$4,843	2022
2,293	2023
15,647	2024
8,168	2025
7,361	2026
11,905	2028
18,547	2029
18,145	2030
21,386	2031
20,558	2032
10,321	2033
22,906	2034
19,078	2035
$181,158

During 2015, 2014 and 2013 the Company performed analyses to determine if there were changes in ownership, as defined by Section 382 of the Internal Revenue Code that would limit its ability to utilize certain net operating loss and tax credit carry forwards. The Company determined that it experienced an ownership change, as defined by Section 382, in connection with certain common stock offerings on July 25, 2011, February 5, 2013, June 3, 2013 and on June 1, 2015. As a result, the utilization of the Company's federal tax net operating loss carry forwards generated prior to the ownership changes are limited. As of December 31, 2015, the Company has net operating loss carry forwards for U.S. federal and state tax purposes of approximately $176 million, before excluding net operating losses that have been limited as a result of Section 382 limitations. The annual limitation due to Section 382 for net operating loss carry forward utilization is approximately $4.9 million per year for approximately $90 million in net operating loss carry forwards existing at the ownership change occurring on July 25, 2011, approximately $1.4 million per year for approximately $34 million of additional net operating losses occurring from July 2011 to the ownership change that occurred on February 5, 2013, and approximately $1.5 million per year for approximately $34 million of additional net operating losses occurring from February 5, 2013 to the ownership change that occurred on June 3, 2013 and approximately $1.6 million per year for approximately $31 million of additional net operating losses occurring from June 3, 2013 to the ownership change that occurred on June 1, 2015. The utilization of these net operating loss carry forwards may be further limited if the Company experiences future ownership changes as defined in Section 382 of the Internal Revenue Code.

10. STOCKHOLDERS’ EQUITY

In September 2015, the Company filed with the Securities and Exchange Commission a $75 million shelf registration statement on Form S-3 that allows the Company to issue any combination of common stock, preferred stock or warrants to purchase common stock or preferred stock.  This shelf registration was declared effective on September 25, 2015.

During 2013, we received approximately $0.4 million of gross proceeds from the exercise of warrants and stock options to purchase approximately 30,893 shares of the Company’s common stock. We did not have any warrant nor option exercises in 2014 or 2015.

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

January 2014 Common Stock Offering

On January 15, 2014, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company sold, in a registered offering, an aggregate of 3,603,604 shares of its common stock, par value $0.01 per share, and warrants to purchase up to 1,801,802 shares of Common Stock, for an aggregate purchase price of approximately $15 million (the January 2014 Common Stock Offering). The shares of common stock and warrants were sold in units, with each unit consisting of one share of common stock, a Series A warrant to purchase 0.25 share of common stock and a Series B warrant to purchase 0.25 share of common stock. Each unit was sold at a purchase price of $4.1625. Each Series A warrant will be exercisable at any time on or after its issuance date and until the five-year anniversary of the issuance date. Each Series B warrant will be exercisable at any time on or after its issuance date and until the one-year anniversary of the issuance date. The Series B warrants expired in January 2015. Each warrant has an exercise price of $4.10 per share. Under the purchase agreement, the Company was prohibited, for a period of nine months after the closing, from effecting or entering into an agreement to issue common stock or any other securities that are at any time convertible into, or exercisable or exchangeable for, or otherwise entitle the holder thereof to receive, common stock to the extent such issuance or sale involves certain variable conversion, exercise or exchange prices or such agreement provides for sale of securities at a price to be determined in the future.

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

Controlled Equity Offering

On February 1, 2013, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which Celsion may offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (the “ATM Shares”) pursuant to the Company’s previously filed and effective Registration Statement on Form S-3. Under the ATM Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the our common stock or to or through a market maker.  From February 1, 2013 through December 31, 2015, the Company sold and issued an aggregate of 1,479,535 shares of common stock under the ATM Agreement, receiving approximately $7.4 million in net proceeds.

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

The ATM Agreement will terminate upon the earlier of (i) the sale of ATM Shares under the ATM Agreement having an aggregate offering price of $25 million and (ii) the termination of the ATM Agreement by Cantor or the Company. The ATM Agreement may be terminated by Cantor or the Company at any time upon 10 days' notice to the other party, or by Cantor at any time in certain circumstances, including the occurrence of a material adverse change in the Company.  The Company pays Cantor a commission of 3.0% of the aggregate gross proceeds from each sale of ATM Shares and has agreed to provide Cantor with customary indemnification and contribution rights. The Company also reimbursed Cantor for legal fees and disbursements of $50,000 in connection with entering into the ATM Agreement. In connection with the February 2013 Preferred Stock Offering discussed below, the Company agreed to not sell any ATM Shares for a period of one year from February 26, 2013. In connection with the Common Stock Offering below, the Company agreed to not sell any ATM Shares until June 3, 2014. In connection with the January 2014 securities offering discussed in Note 15 below, the Company agreed to not sell any ATM Shares until July 22, 2014. On October 2, 2015, we filed a prospectus supplement to the base prospectus that forms a part of the Shelf Registration Statement, filed on September 4, 2015 and declared effective by the SEC on September 25, 2015, pursuant to which we may offer and sell up to $7,500,000 of shares of common stock from time to time under the ATM Agreement. The Company currently has approximately $17.4 million remaining under the ATM Agreement.

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

During the year ended December 31, 2015, 2014 and 2013, 927,750, 1,040,950 and 187,888 equity awards, respectively, were granted under the 2007 Plan. During 2015, 2014 and 2013, a total of 444,183, 131,850 and 41,379 equity awards, respectively, were canceled or expired under the plans collectively.  During 2015, 2014 and 2013, 14,000, 21,341 and 12,873 shares of the Company’s common stock were issued collectively as a result of either options being exercised or restricted stock awards vesting.

In 2007 an option to purchase 95,555 shares of the Company's common stock was issued to the Company's Chief Executive Officer. This option vested in equal installments over four years and was separately registered with the Securities and Exchange Commission (the "SEC") and was not issued under any of the Employee Stock Incentive Plans.

Collectively, for all the stock option plans as of December 31, 2015, there were a total of 3,660,270 shares reserved, which were comprised of 2,221,340 equity awards granted and 1,438,930 equity awards available for future issuance.

Total compensation cost charged related to employee stock options and non-vested restricted stock awards amounted to $1.8 million, $2.6 million and $1.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.  No compensation cost related to share-based payments arrangements was capitalized as part of the cost of any asset at these same periods. As of December 31, 2015, there was $0.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.1 years. The weighted average grant-date fair values of the equity awards granted during the years ended December 31, 2015, 2014 and 2013 were $2.05, $3.18 and $3.40, respectively.

Equity Awards Issued to Consultants for Services

The Company periodically issues equity awards to consultants in exchange for services provided. The fair value of options granted is measured in accordance with ASC 718, Compensation – Stock Compensation, using the Black-Scholes option pricing model and recorded as an expense in the period in which such services are received. Generally, the terms of these plans require that the exercise price of such awards may not be less than the fair market value of the Company’s Common Stock on the date the equity awards are granted. Consultant equity awards generally vest over various time frames or upon milestone accomplishments. Some vest immediately upon issuance. The equity awards generally expire within 10 years from the date of grant.  There were 5,555 equity awards issued to consultants during the year ended December 31, 2013. No equity awards were granted to consultants during the years ended December 31, 2015 and 2014.

A summary of stock option awards as of December 31, 2015 and changes during the three years ended December 31, 2015, is presented below:

Stock Options	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	725,529	$14.63
Granted	187,777	4.39
Exercised	(12,429)	14.67
Canceled or expired	(38,972)	16.79
Outstanding at December 31, 2013	861,905	$12.30
Granted	1,014,700	3.53
Exercised	–	–
Canceled or expired	(131,850)	19.05
Outstanding at December 31, 2014	1,744,755	$7.20
Granted	839,250	2.35
Exercised	–	–
Canceled or expired	(444,183)	5.56
Outstanding at December 31, 2015	2,139,822	5.64	7.5	$-

Exercisable at December 31, 2015	1,315,201	$7.51	6.5	$-

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2015 and changes during the three years ended December 31, 2015, is presented below:

Restricted Stock	Number Outstanding	Weighted Average Exercise Price
Non-vested stock awards outstanding at January 1, 2013	4,297	$14.63
Granted	111	5.36
Vested and issued	(444)	8.40
Forfeited	(1,855)	15.69
Non-vested stock awards outstanding at December 31, 2013	2,109	$14.13
Granted	26,250	3.46
Vested and issued	(21,341)	4.77
Forfeited	–	–
Non-vested stock awards outstanding at December 31, 2014	7,018	$3.32
Granted	88,500	2.60
Vested and issued	(14,000)	2.72
Forfeited	–	–
Non-vested stock awards outstanding at December 31, 2015	81,518 *	$2.64

* The non-vested restricted stock awards as of December 31, 2015 had a weighted average remaining contractual term of 1.4 years and with an intrinsic value of approximately $157,000.

A summary of stock options outstanding at December 31, 2015 by price range is as follows:

			Options Outstanding			Options Exercisable
		Range of Exercise Prices	Number	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price

$1.00	to	2.99	725,166	9.4	$2.33	161,867	9.2	$2.44
3.00	to	5.99	915,195	8.3	$3.99	653,873	7.9	$3.75
6.00	to	12.99	337,183	4.0	$10.84	337,183	4.0	$10.82
13.00	to	19.99	92,414	4.3	$14.36	92,414	4.3	$14.36
		Above $20.00	69,864	2.2	$24.85	69,864	2.2	$24.85
			2,139,822			1,315,201

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

	Year Ended December 31,
	2015				2014			2013
Risk-free interest rate	1.57	to	2.93%	%	2.31	to	2.75%	0.85	to	1.19%
Expected volatility	92.9	-	104.1%	%	94.3	-	100.7%	83.4	-	97.9%
Expected life (in years)		10				10		5.25	to	6.00
Expected forfeiture rate		5%				5%		5.0	to	7.5%
Expected dividend yield		0.0%				0.0%			0.0%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. The risk free interest rate is derived from values assigned to U.S. Treasury strips as published in the Wall Street Journal in effect at the time of grant. The model incorporates exercise, pre-vesting and post-vesting forfeiture assumptions based on analysis of historical data. The expected life of the fiscal 2015, 2014 and 2013 grants was generated using the simplified method as allowed under Securities and Exchange Commission Staff Accounting Bulletin No. 107.

12. EARN-OUT MILESTONE LIABILITY

The total aggregate purchase price for the EGEN Acquisition included potential future Earn-out Payments contingent upon achievement of certain milestones. The difference between the aggregate $30.4 million in future Earn-out Payments and the $13.9 million included in the fair value of the acquisition consideration at June 20, 2014 was based on the Company's risk-adjusted assessment of each milestone (10% to 67%) and utilizing a discount rate based on the estimated time to achieve the milestone (1.5 to 2.5 years). The earn-out milestone liability will be fair valued at the end of each quarter and any change in their value will be recognized in the financial statements.

At December 31, 2015, the Company fair valued the earn-out milestone liability at $13.9 million and recognized a non-cash loss of $257,702 during 2015 as a result of the change in the fair value of earn-out milestone liability from $13.7 million at June 30, 2015. The fair value of the earn-out milestone liability at December 31, 2015 was based on the Company's risk-adjusted assessment of each milestone (10% to 75%) utilizing a discount rate based on the estimated time to achieve the milestone (0.5 to 6.5 years). As of December 31, 2014, the Company fair valued the earn-out milestone liability at $13.7 million and recognized a gain of $213,949 as a result of the change in the fair value of earn-out milestone liability from June 30, 2014. The fair value of the earn-out milestone liability at December 31, 2014 was based on the Company's risk-adjusted assessment of each milestone (10% to 67%) and utilizing a discount rate based on the estimated time to achieve the milestone (1.2 to 6.5 years).

The following is a summary of the changes in the earn-out milestone liability for 2014 and 2015:

Balance at January 1, 2014	$–
Fair value of Earn-Out Payments at date of EGEN Purchase Agreement (Note 5)	13,878,204
Non-cash gain from the adjustment for the change in fair value included in 2014 net loss	(213,494)
Balance at December 31, 2014	$13,663,710
Non-cash loss from the adjustment for the change in fair value included in 2015 net loss	257,702
Balance at December 31, 2015	$13,921,412

13. WARRANTS

As more fully described in Note 10, the Company completed a series of equity financing transactions in 2015, 2014 and 2013 that included the issuance of warrants to purchase 1,950,000, 1,801,802 and 1,341,382 shares, respectively, of the Company’s common stock. In connection with the Hercules Credit Agreement and the Horizon & Oxford Credit Agreement the Company entered into in November 2013 and June 2012 as more fully described in Note 8, the Company issued warrants to purchase 194,986 and 11,415 shares, respectively, of the Company’s common stock. During 2013, the Company received gross proceeds of approximately $0.3 million from the exercise of warrants to purchase 15,833 shares of common stock, respectively. No warrants were exercised during 2015 or 2014.

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

Following is a summary of all warrant activity for the three years ended December 31, 2015:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price
Warrants outstanding at January 1, 2013	1,747,478	$15.17

Warrants issued in connection with 2013 equity transactions	1,341,382	5.31
Warrants issued in connection with the Hercules Credit Agreement (November 2013 tranche) as more fully described in Note 8	97,493	3.59
Warrants exercised for common stock in 2013	(15,833)	14.63
Warrants outstanding at December 31, 2013	3,170,520	$10.65

Warrants issued in connection with the January 2014 equity transaction	1,801,802	4.10
Warrants issued in connection with the Hercules Credit Agreement (June 2014 tranche) as more fully described in Note 8	97,493	3.59
Warrants outstanding at December 31, 2014	5,069,815	$8.18

Warrants issued in connection with the May 2015 equity transaction	1,950,000	$2.60

Warrants expired during 2015	(1,125,140)	$7.98
Warrants outstanding at December 31, 2015	5,894,675	$6.37

Aggregate intrinsic value of outstanding warrants at December 31, 2015	$–

Weighted average remaining contractual terms (years)	2.4

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

As discussed in Note 8, the Company concluded in the second quarter of 2015 the warrant provision which required the exercise price of the warrant to be adjusted downward to a lower price at which the Company would sell and issue shares in a financing for cash during the one-year anniversary of the warrant had expired. Therefore, the Company valued the warrant at $336,254 immediately prior to this event using a risk-free interest rate of 1.98%, expected volatility of 99.71%, an expected remaining life of 4 years and no forfeiture nor dividends expected. The Company recorded non-cash charges to net income of $18,018 and $61,246 in the second quarter and year to date periods of 2015, respectively, and reduced the liability to zero and increased equity by $336,254 at this time.

As of December 31, 2014 and 2013, the Company recorded a common stock warrant liability of $275,008 and $3,026 respectively. No common stock warrants were required to be recognized as a liability at December 31, 2015. The fair value of the warrants associated with the September 2009 registered direct offering at December 31, 2013 and the warrants associated with the Hercules loan as more fully described in Note 8 at December 31, 2014 and 2013 was calculated using the Black-Scholes option-pricing model with the following assumptions:

	December 31,
	2014			2013
Risk-free interest rate	0.04	-	1.66%	0.13%
Expected volatility	40.9	-	98.35%	64.74%
Expected life (in years)	0.25	-	3.9	1.25
Expected forfeiture rate		0.0%		0.0%
Expected dividend yield		0.00%		0.00%

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

The following is a summary of the changes in the common stock warrant liability for 2015, 2014 and 2013:

Balance at January 1, 2013	$4,283,932
Fair value of warrants classified as liability (see Note 10)	9,110,302
Fair value of warrants classified as equity (see Note 10)	(5,300,572)
Gain from the adjustment for the change in fair value included in net loss	(8,090,636)
Ending balance, December 31, 2013	$3,026
Fair value of warrants classified as liability (see Note 8)	476,261
Gain from the adjustment for the change in fair value included in net income	(204,279)
Ending balance, December 31, 2014	$275,008
Loss from the adjustment for the change in fair value included in net loss	61,246
Fair value of warrants reclassified as equity (Note 9)	(336,254)
Ending balance as of December 31, 2015	$–

14. CELSION EMPLOYEE BENEFIT PLANS

Celsion maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees over the age of 21. Participating employees may defer a portion of their pretax earnings, up to the IRS annual contribution limit. Commencing in the fourth quarter for 2008, the Company began making a matching contribution up to a maximum of 3% of an employee’s annual salary and the Company’s total contribution for the years ended December 31, 2015, 2014 and 2013 was $80,408, $56,875 and $57,239 respectively.  The Company’s contribution was made in the form of our common stock.

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

For the years ended December 31, 2015, 2014 and 2013, the Company has not incurred any expense under this agreement and will not incur any future liabilities until commercial sales commence.

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

17. CONTINGENT LIABILITIES AND COMMITMENTS

In July 2011, the Company executed a lease (the “Lease”) with Brandywine Operating Partnership, L.P. (Brandywine), a Delaware limited partnership for a 10,870 square foot premises located in Lawrenceville, New Jersey.  In October 2011, the Company relocated its offices to Lawrenceville, New Jersey from Columbia, Maryland.  The lease has a term of 66 months and provides for 6 months of rent free, with the first monthly rent payment of approximately $23,000 due and paid in April 2012.  Also, as required by the Lease, the Company provided Brandywine with an irrevocable and unconditional standby letter of credit for $250,000, which the Company secured with an escrow deposit at its banking institution of this same amount.  The standby letter of credit will be reduced by $50,000 on each of the 19th, 31st and 43rd months from the initial term, with the remaining $100,000 amount remaining until the Lease Term has expired. In connection with three $50,000 reductions of the standby letter of credit in April 2013 and 2014 and 2015, the Company reduced the escrow deposit by $50,000 each time.

In connection with the EGEN Asset Purchase agreement in June 2014, the Company assumed the existing lease with another landlord for an 11,500 square foot premises located in Huntsville Alabama. This lease has a remaining term of 25 months with rent payments of approximately $23,200 per month.

The Company paid $570,078, $425,443 and $184,790 in connection with these leases in 2015, 2014 and 2013, respectively. Following is a summary of the future minimum payments required under leases that have initial or remaining lease terms of one year or more as of December 31, 2015:

For the year ending December 31:	Operating Leases
2016	$575,513
2017	378,042
2018	23,200
2019 and beyond	—
Total minimum lease payments	$976,755

18. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

(in thousands, except per share data)	Quarters Ended
	March 31	June 30	September 30	December 31
2015
Total revenue	$125	$125	$125	$125
Net loss	(7,005)	(5,675)	(4,267)	(5,514)
Basic and diluted net loss per share	(0.35)	(0.27)	(0.19)	(0.24)

2014
Total revenue	$125	$125	$125	$125
Net loss	(5,423)	(6,673)	(6,942)	(6,455)
Basic and diluted net loss per share	(0.33)	(0.38)	(0.35)	(0.32)