Form 10-K/A
period 2015-12-31
Celsion CORP
filed 2016-04-29
CIK 749647

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐     No ☑

As of June 30, 2015, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $48,055,044 based on the closing sale price for the Registrant’s common stock on that date as reported by The NASDAQ Capital Market.   For purposes of this calculation, shares of common stock held by directors, officers and shareholders who own greater than 10% of the Company’s outstanding stock of the Registrant at June 30, 2015 were excluded. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purpose.

As of April 28, 2016, 23,424,699 shares of the Registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CELSION CORPORATION

FORM 10-K/A

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2015 originally filed by Celsion Corporation (the "Company", "Celsion", "we" or "us") with the Securities and Exchange Commission (the “SEC”) on March 30, 2016 (the “Original Filing”). We are filing this Amendment to present the information required by Items 10 through 14 of Part III of the Original Filing, which information was previously omitted from the Original Filing in reliance on General Instructions G(3) to Form 10-K. General Instructions G(3) to Form 10-K permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such proxy statement is filed by the Company no later than 120 days after our fiscal year end. We are filing this Amendment because we do not expect to file a definitive proxy statement within 120 days of the end of fiscal year ended December 31, 2015. The reference to the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, (i) Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and (ii) Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety with the only changes being the addition of Exhibits 31.3 and 31.4 filed herewith and related footnotes. Except as described above, no other changes have been made to Original Filing. This Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. This Amendment does not reflect events occurring after March 30, 2016, the date of the filing of the Original Filing or modify or update those disclosures that may have been affected by subsequent events.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information regarding the Company's current directors, as well as the Company's non-director executive officers.

NAME	AGE	POSITION(S)	CLASS

Michael H. Tardugno	65	Chairman, President and Chief Executive Officer	III
Robert W. Hooper	69	Director	II
Alberto R. Martinez, M.D.	66	Director	II
Augustine Chow, Ph.D.	63	Director	I
Frederick J. Fritz	65	Director	I
Donald P. Braun, Ph.D.	66	Director	III
Andreas Voss, M.D.	57	Director	III
Khursheed Anwer, Ph.D. MBA	56	Executive Vice President and Chief Scientific Officer
Nicholas Borys, M.D.	56	Senior Vice President and Chief Medical Officer
Jeffrey W. Church	59	Senior Vice President and Chief Financial Officer

Directors

Mr. Michael H. Tardugno. Mr. Tardugno was appointed President and Chief Executive Officer of the Company on January 3, 2007 and was elected to the Board of Directors on January 22, 2007. In October of 2014, Mr. Tardugno was appointed by the Board of Directors as the Chairman as successor to Max E. Link, Ph.D., who passed away in October 2014. Prior to joining the Company and for the period from February 2005 to December 2006, Mr. Tardugno served as Senior Vice President and General Manager of Mylan Technologies, Inc., a subsidiary of Mylan Inc. From 1998 to 2005, Mr. Tardugno was Executive Vice President of Songbird Hearing, Inc., a medical device company spun out of Sarnoff Corporation.  From 1996 to 1998, he was Senior Vice President of Technical Operations worldwide for a division of Bristol-Myers Squibb, and from 1977 to 1995, he held increasingly senior executive positions including Senior Vice-President of World-wide Technology Development with Bausch & Lomb and Abbott Laboratories.  Mr. Tardugno holds a B.S. degree from St. Bonaventure University and completed the Harvard Business School Program for Management Development.

Mr. Robert W. Hooper.   Mr. Hooper has served as a member of the Board of Directors since July 2010.  He is currently President of Crows Nest Ventures, Inc. a privately held company, which provides advisory and consulting services to the healthcare industry.  From 1997 to 2001, Mr. Hooper served as President North America for IMS Health Incorporated, a healthcare information and market research company listed on The New York Stock Exchange.  From 1993 to 1997, he served as President of Abbott Laboratories Canada.  From 1989 to 1993, he served as Managing Director, Australia/Asia for Abbott Laboratories.  Prior to that, he held increasingly senior positions at E.R. Squibb and Sterling Winthrop Labs.  Mr. Hooper holds a B.A degree in Biology from Wilkes University.

Dr. Alberto R. Martinez.   Dr. Martinez has served as a member of the Board of Directors since December 2010.  He is currently a consultant to the healthcare industry.  From 2007 to 2008, Dr. Martinez served as the President and Chief Operating Officer of Talecris Biotherapeutics, Inc., a publicly traded life science company.   Prior to that, Dr. Martinez served as Talecris’ President and Chief Executive Officer from October 2005 until June 2007. Prior to that, he held increasingly senior positions as Executive Vice President of Worldwide Commercial Operations at ZLB Behring (subsequently renamed CSL Behring). Prior to ZLB Behring, Dr. Martinez served in various international positions at Sandoz Pharmaceuticals (currently the generic pharmaceuticals division of Novartis) in Brazil, Switzerland, Spain and the U.S. for eighteen years. Dr. Martinez completed his undergraduate and graduate studies at the University of Sao Paulo and received his medical degree from the University of Sao Paulo in 1973. After completing his residency in Pediatrics in 1975, he studied Business and Marketing Administration at the Fundacao Getulio Vargas in Sao Paulo, Brazil.

Dr. Augustine Chow.   Dr. Chow has served as a director of the Company since March 2007. Dr. Chow has served as the Chief Executive Officer of Harmony Asset Limited, a publicly listed investment company specializing in China and Hong Kong, from 1998 until May 2015. Currently, Dr. Chow serves as Chairman of Harmony Asset Management Company, Ltd., a non-listed company in Hong Kong. Dr. Chow also serves as a Director of Kaisun Energy Group Ltd. and Medifocus, Inc.  From 1990 to 1998, Dr. Chow was the Chief Executive Officer of Allied Group of Companies based in Hong Kong.  Prior to this, Dr. Chow held a senior position with Brunswick Corporation and Outboard Marine Corporation and was responsible for all business activities in South East Asia and China.  Dr. Chow’s qualifications include a number of Bachelors, Masters and Doctoral degrees.  Among them include a MSc from London Business School, a Ph.D. from the University of South Australia, and an Engineering Doctorate and Ph.D. in Biology from City University of Hong Kong.

Mr. Frederick J. Fritz.   Mr. Fritz has served as a director of the Company since July 2011.  Mr. Fritz is currently the CEO and Founder of NeuroDx, a development stage diagnostic device company focused on the neurosurgery market. Mr. Fritz joined NeuroDx from Valeo Medical, a biotech company he founded in 2003 to develop the world's first non-invasive diagnostic test for endometriosis. Prior to that, Mr. Fritz was President and CEO of Songbird Hearing, a medical device company spun out of Sarnoff Corporation. Mr. Fritz began his career in marketing management and new product development. He joined Schering Plough's Wesley Jessen in 1985 as VP Marketing and Sales in 1986. He was promoted to general manager of Schering's Over the Counter pharmaceutical business in 1988 and of the podiatric products business in 1990. He was President of Coleman North America from 1995 to1997.  Mr. Fritz holds a Bachelor’s degree in engineering (summa cum laude) from University of Illinois and an MBA degree from Harvard University.

Dr. Donald P. Braun. Dr. Braun has served as a director of the Company since December 2015. Dr. Braun brings over 30 years of research expertise in oncology, with a focus on immunotherapy and the effectiveness and impact of chemotherapy protocols on various cancers and tumor types, and served from 2006 to 2014 as Vice President Clinical Research and since 2014 as Vice President Translational Research and Chief Science Officer at the Cancer Treatment Centers of America. Prior to his current role, he was the Scientific Director of the Cancer Center and Professor of Medicine and Immunology at Rush Medical College in Chicago from 1978 to 1999, and the Administrative Director of the Cancer Institute and a Professor of Surgery with tenure at the Medical College of Ohio from 1999 to 2006, Dr. Braun has been appointed to and served on more than a dozen federal government and public advisory committees on oncology and immunology. He received his Ph.D. in Immunology and Microbiology from the University of Illinois at the Medical Center in Chicago.

Dr. Andreas Voss. Dr. Voss has served as a director of the Company since December 2015. Dr. Voss currently serves as Vice President of Clinical Affairs in Europe at Caris Life Sciences, a biotechnology company focused on implementing personalized medicine in oncology through its liquid biopsy technology. Prior to joining Caris in 2010, he was responsible for the global clinical development of Avastin® and a member of the Corporate Drug Safety Board at F. Hoffmann-La Roche from 2006 to 2010. Before joining Roche in 2006, he was Medical Director for the Lung Cancer Disease Area at AstraZeneca, and from 2000 to 2003, he was the Medical Director for Anti-infectives and Oncology at Bayer GmbH. From 1996 to 2000, Dr. Voss was Head of Medical Research, Oncology at Asta Medica AG. Dr. Voss received his M.D. from the University of Hamburg Medical School and was a postdoctoral fellow at the University of California at San Diego. He is board certified in internal medicine.

Executive Officers

Following are the biographical summaries for each of the Company's executive officers. Each executive officer is elected by, and serves at the pleasure of, the Board of Directors.

Mr. Michael H. Tardugno.   Mr. Tardugno’s biographical information appears above under the heading “Directors”.

Khursheed Anwer, Ph.D., M.B.A. Dr. Anwer joined Celsion in June 2014 as Executive Vice President and Chief Scientific Officer, in connection with the Company’s acquisition of all the assets of EGWU, Inc. (formerly known as Egen, Inc.), an Alabama corporation (“EGEN”). Before joining Celsion, Dr. Anwer served as EGEN’s President and Chief Scientific Officer, a position he held since 2009. He joined EGEN in July 2002 as Vice President of Research and Development, and directed the company’s clinical and research and development functions. Before joining EGEN, Inc., Dr. Anwer was Director of Pre-Clinical Development at Valentis, Inc. from July 2000 to June 2002. From 1993 to 1999, he served in several positions at GeneMedicine, Inc., where he led several research projects in the area of non-viral gene therapy. He has authored more than 40 publications in the area of non-viral gene therapy, resulting from his active career in research and development. Dr. Anwer holds a Ph.D. in Physiology/Pharmacology from Ohio University and received post-doctoral training from the University of Texas Health Science Center at Houston.

Nicholas Borys, M.D.   Dr. Borys joined Celsion in October  2007 as Vice President and Chief Medical Officer of the Company and was promoted to Senior Vice President in June 2014. In this position, Dr. Borys manages the clinical development and regulatory programs for Celsion. Dr. Borys has over 20 years of experience in all phases of pharmaceutical development with a focus on oncology.  Immediately prior to joining Celsion, Dr. Borys served as Chief Medical Officer of Molecular Insight Pharmaceuticals, Inc., a molecular imaging and nuclear oncology pharmaceutical company, from 2004 until 2007. From 2002 until 2004, he served as the Vice President and Chief Medical Officer of Taiho Pharma USA, a Japanese start-up oncology therapeutics company. Prior to that he held increasingly senior positions at Cytogen Corporation, Anthra Pharmaceuticals, Inc., Amersham Healthcare, Inc. and Hoffmann La-Roche Inc. Dr. Borys obtained his premedical degree from Rutgers University and holds an M.D. degree from American University of the Caribbean.

Mr. Jeffrey W. Church.   Mr. Church joined Celsion in July 2010 as Vice President, Chief Financial Officer and Corporate Secretary.  Mr. Church was appointed as Senior Vice President, Corporate Strategy and Investor Relations in July 2011.   In July 2013, Mr. Church was reappointed as Senior Vice President and Chief Financial Officer. Immediately prior to joining Celsion, Mr. Church served as Chief Financial Officer and Corporate Secretary of Alba Therapeutics Corporation, a privately held life science company from 2007 until 2010.  From 2006 until 2007, he served as Vice President, CFO and Corporate Secretary for Novavax, Inc., a vaccine development company listed on The NASDAQ Global Select Market.  From 1998 until 2006, he served as Vice President, CFO and Corporate Secretary for GenVec, Inc., a biotechnology company listed on The NASDAQ Capital Market. Prior to that, he held senior financial positions at BioSpherics Corporation and Meridian Medical Technologies, both publicly traded companies. He started his career with Price Waterhouse from 1979 until 1986.  Mr. Church holds a B.S. degree in accounting from the University of Maryland and is a Certified Public Accountant.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports with the SEC regarding ownership and changes in ownership of such equity securities.  Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish to us copies of all reports that they file pursuant to Section 16(a). Based solely on our review of the copies of such forms furnished to us with respect to our fiscal year ended December 31, 2015, and on our discussions with directors and executive officers, we believe that, during the fiscal year ended December 31, 2015, all applicable Section 16(a) filing requirements were timely met except one form 4 was inadvertently filed late by Dr. Voss reporting a stock option grant by the Company.

CODE OF ETHICS

The Company has adopted a Code of Ethics and Business Conduct (the “Code of Ethics”) applicable to its directors, officers, including the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and other officers performing similar functions, and employees. This Code of Ethics constitutes a code of ethics applicable to senior financial officers within the meaning of the Sarbanes-Oxley Act of 2002 and SEC rules. A copy of the Code of Ethics is available on the Company's website at http://www.celsion.com and any stockholder may obtain a copy by making a written request to the Company's Corporate Secretary, 997 Lenox Drive, Suite 100, Lawrenceville, NJ 08648.  In the event of any amendments to or waivers of the terms of the Code of Ethics, such matters will be posted promptly to the Company's website in lieu of disclosure on Form 8-K in accordance with Item 5.05(c) of Form 8-K.

BOARD LEADERSHIP STRUCTURE AND ROLE IN RISK OVERSIGHT

Board Leadership

Our Board of Directors believes that it is important to select its Chairman of the Board and the Company’s Chief Executive Officer in the manner it considers in the best interests of the Company at any given point in time. The members of the Board possess considerable business experience and in-depth knowledge of the issues the Company faces and are therefore in the best position to evaluate the needs of the Company and how best to organize and adopt the Company’s leadership structure to meet those needs. Accordingly, the Chairman and the Chief Executive Officer may be filled by one individual or by two different individuals, and the Chairman may be a Company insider or an independent director. Mr. Tardugno serves as Chairman of the Board, President and Chief Executive Officer of the Company. Currently, all the other directors of the Board are independent under applicable SEC and NASDAQ rules. The Company has not appointed a lead independent director. The Board believes that the Company and its stockholders have been well served by the current leadership structure due to Mr. Tardugno's experience and in-depth knowledge of the Company and the industry.

Board Oversight of Risk

The Board of Directors is responsible for oversight of the various risks facing the Company. In this regard, the Board seeks to understand and oversee the most critical risks relating to our business and operations, allocate responsibilities for the oversight of risks among the full Board and its committees, and see that management has in place effective systems and processes for managing risks facing the Company. Overseeing risk is an ongoing process, and risk is inherently tied to our strategy and to strategic decisions. Accordingly, the Board considers risk throughout the year and with respect to specific proposed actions. The Board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for the Company to be competitive and to achieve its business objectives.

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

The Board implements its risk oversight function both as a whole and through delegation to various committees. These committees meet regularly and report back to the full Board. The Audit Committee oversees the management of financial, accounting, internal controls, disclosure controls and the engagement arrangement and regular oversight of the independent auditors. The Compensation Committee is responsible for the design and oversight of the Company’s compensation programs. Based on a review of our company-wide compensation programs, including the compensation programs for our executive officers, the Compensation Committee has concluded that these programs do not create risks that are likely to have a material adverse effect on the Company. The Nominating and Governance Committee periodically reviews the Company’s corporate governance practices, including the risks that those practices are intended to address. It also periodically reviews the composition of the Board of Directors to help ensure that a diversity of skills and experiences is represented by the members of the Board of Directors taking into account the stage of growth of the Company and its strategic direction.

Good Governance Practices

Our Board has a commitment to strong and sustainable corporate governance. As such, we continuously review our practices to ensure effective collaboration of management and the Board. Highlights of the Board's best practices are:

•	Six of the seven Board directors, including two director nominees, are independent;
•	The Board has adopted and published committee charters (charters are available at www.celsion.com);
•	The Board conducts an annual self-evaluation and a review of Board Independence;
•	The Board Committees conduct annual self-evaluations that are reviewed by the Corporate Governance Committee and the Board of Directors;
•	New directors participate in an orientation program and receive a current state briefing before their first Board Meeting;
•	We have stock ownership and stock retention guidelines for our directors;
•	We have policies and practices to specifically align executive compensation with long-term shareholder interests;
•	We have a policy prohibiting hedging and pledging for our officers and directors;
•	An executive compensation clawback policy was adopted by the Board in 2014;
•	The Board reviews management talent and succession annually with the CEO; and
•	There is no automatic enhancement of executive incentive compensation upon a change-in-control.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors presently maintains separately designated Audit, Compensation, and Nominating and Governance Committees.

Audit Committee

The Audit Committee consists of Mr. Frederick J. Fritz, (Chairman), Dr. Augustine Chow and Dr. Alberto R. Martinez. The Audit Committee operates under a written charter as amended and restated effective May 4, 2007. A copy of the charter, as may be amended from time to time, is available on our web site, located at http://www.celsion.com. Additional copies of the charter are available upon written request to the Company. All members of the Audit Committee meet the independence standards established by the SEC and NASDAQ.

The Audit Committee assists the Board in fulfilling its responsibility to oversee management's implementation of the Company's financial reporting process. In discharging its oversight role, the Audit Committee reviewed and discussed the audited financial statements contained in the Company's 2015 Annual Report on Form 10-K with the Company's management and the Company's independent registered public accounting firm. Management is responsible for the financial statements and the reporting process, including the system of internal controls. The Company's independent registered public accounting firm is responsible for expressing an opinion on the conformity of those financial statements with accounting principles generally accepted in the United States.

The Board of Directors has determined that Mr. Fritz is qualified to serve as the "audit committee financial expert" as defined by Item 407(d)(5) of Regulation S-K and that Drs. Chow and Martinez meet the financial literacy requirements under applicable NASDAQ rules.

Compensation Committee

The Compensation Committee is responsible for establishing and administering the compensation policies applicable to the Company's directors, officers and key personnel, for recommending compensation arrangements to the Board of Directors and for evaluating the performance of senior management. The Compensation Committee operates under a written charter effective as of December 24, 2003. A copy of the charter, as may be amended from time to time, is available on our web site, located at http://www.celsion.com. Additional copies of the charter are available upon written request to the Company.  The Compensation Committee does not delegate the authority to approve compensation policies and actions affecting the Company's named executive officers or directors. The Compensation Committee applies discretion in determining compensation for the Company's executives. The Compensation Committee has not established any equity or other security ownership requirements or guidelines in respect of its executive officers. The Chairman, President and Chief Executive Officer assists the Compensation Committee in evaluating the performance of other executive officers and by providing information to directors as and when requested, such as salary surveys and compensation paid by the Company's competitors, to the extent such information is publicly available. Members of the Compensation Committee undertake to verify such information prior to referring to it in determining executive compensation. The compensation of the Chairman, President and Chief Executive Officer is determined by the Compensation Committee based on the Compensation Committee's evaluation of his performance and with reference to such external or competitive data as they consider necessary.  The compensation of the other named executive officers is determined by the Compensation Committee based on its evaluation of their individual performance and the recommendations of the Chairman, President and Chief Executive Officer.

Mr. Hooper (Chairman) and Drs. Chow and Martinez currently comprise the Compensation Committee. All members of the Compensation Committee are independent under the applicable NASDAQ rules.

Nominating and Governance Committee

The Nominating and Governance Committee is responsible for identifying and recruiting new members of the Board of Directors when vacancies arise, identifying and recruiting nominees for election as directors, reconsideration of incumbent directors in connection with nominations for elections of directors and ensuring that the Board of Directors is properly constituted to meet its corporate governance obligations. The Nominating and Governance Committee operates under a written charter effective as of December 24, 2003 and amended on February 27, 2006. A copy of the charter, as may be amended from time to time, is available on our web site, located at http://www.celsion.com.  The current members of the Nominating and Governance Committee are Mr. Fritz and Dr. Martinez, each of whom is deemed to be independent under applicable NASDAQ rules.

Science and Technology Committee

The primary purpose of the Science and Technology Committee is to assist the Board of Directors in monitoring the state of science and technology capabilities within the Company and associated risks, and overseeing the development of key technologies and major science and medicine-driven innovation initiatives essential to the long-term success of Celsion. The Science and Technology Committee's responsibilities includes reviewing technologies and technology programs of significance to the Company, with special focus on major external initiatives, observing the evolution of science and medicine outside the Company, participating in the development of metrics to assess the state of Celsion science and technology in subject areas including, but not limited to, patent estate, freedom to operate, productivity, capability and external benchmarks, providing guidance for the Company's external science and technology alliances, and providing guidance on the direction of the Company's science and technology activities, as appropriate. The current members of the Committee are Dr. Voss and Dr. Braun, each of whom is deemed to be independent under applicable SEC and NASDAQ rules. The Science and Technology Committee’s Charter will be approved at its next scheduled meeting in June 2016. In addition, as permitted by its charter, the Committee has selected, as a management member, Dr. Khursheed Anwer, the Company’s Executive Vice President and Chief Scientific Officer to assist the committee in the execution of its responsibilities.

ITEM 11.              EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section describes the material elements of compensation awarded to, earned by or paid to Michael H. Tardugno, our Chairman, President and Chief Executive Officer, Jeffrey W. Church, our Senior Vice President and Chief Financial Officer, Nicholas Borys, M.D., our Senior Vice President and Chief Medical Officer and Khursheed Anwer, Ph.D., our Executive Vice President and Chief Science Officer. These individuals are listed in the 2015 Summary Compensation Table below and are referred to in this discussion as the “Named Executive Officers.”

Introduction

Celsion is a fully-integrated oncology drug development company focused on developing a portfolio of innovative cancer treatments, including directed chemotherapies, immunotherapies and RNA- or DNA-based therapies. The Company's lead program is ThermoDox®, a proprietary heat-activated liposomal encapsulation of doxorubicin, currently in Phase III development for the treatment of primary liver cancer and in Phase II development for the treatment of recurrent chest wall breast cancer. The Company's pipeline also includes GEN-1, a DNA-based immunotherapy for the localized treatment of ovarian and brain cancers.  Celsion has two platform technologies for the development of novel nucleic acid-based immunotherapies and other anti-cancer DNA or RNA therapies, including TheraPlas™ and TheraSilence™.

As a result of the Company’s drug development status, it is unlikely, in the short to medium term, to generate revenues and income sufficient to cover product development costs. As a result, the Company’s executive compensation philosophy is to align the interests of management and stockholders by emphasizing rewards for Company performance, while remaining competitive with compensation paid by other clinical stage biotechnology companies.

The compensation practices that we have outlined below have been implemented because we believe that they are consistent with our shareholder's interests:

What we do:
●	A significant portion of our executive compensation is based on actual Company performance compared to absolute and relative measures and is therefore “at risk”;
●	Performance shares in our long-term and annual incentive programs are subject to both time and performance vesting requirements;
●

Multiple performance metrics between the annual and long-term incentive plans discourage excessive risk-taking by removing any incentive to focus on a single performance goal to the detriment of the Company;

●	Appropriate balance between annual and long-term compensation discourages short-term risk taking at the expense of long-term results;
●	Our executives are encouraged to acquire and maintain meaningful ownership positions in our Company's common stock;
●	Use relevant peer groups in our compensation surveys; and
●	Provide reasonable, double trigger change in control arrangements.

Following is a list of compensation practices that we have not engaged in because we do not believe that they are consistent with our shareholders' interests:

What we don't do:
●	Re-pricing or backdating of stock options;
●	Hedging or engaging in the following transactions that include shares of Common Stock: collars, short sales and other derivative transactions for NEOs or directors;
●	Excessive perquisites for executives; and
●	Provisions for excise tax gross ups in employment contracts issued.

Stockholder Say-on-Pay Votes

The Company provides its stockholders with the opportunity to cast an advisory vote every three years to approve its executive compensation program (referred to as a “say-on-pay proposal”). At the Annual Meeting of Stockholders held in July 2013, approximately 85% of the votes actually cast on the say-on-pay proposal at that meeting were voted in favor of the Company's executive compensation program. The Compensation Committee believes these results affirmed stockholders’ support of the Company’s approach to its executive compensation program. In general, the Compensation Committee did not change its approach in 2015 and believes the program in place, as in prior years, includes a number of features that further the goals of the Company’s executive compensation program.

In March 2016, the Company and Mr. Tardugno entered into an amended and restated employment agreement, which generally maintained the same terms as set forth in Mr. Tardugno’s prior employment agreement, but removed the modified single-trigger provision included in that agreement. Under that provision, Mr. Tardugno was eligible to receive severance following a change in control if Mr. Tardugno elected to terminate his employment for any reason or no reason commencing with the sixth and ending with the twelfth month following the change in control. In accordance with commonly viewed best practices, the parties agreed to remove this provision so that it is longer operative, effective March 30, 2016.

The Compensation Committee will continue to consider the outcome of the Company’s say-on-pay proposals when making future compensation decisions for the Named Executive Officers.

The Compensation Committee has adopted the following executive compensation approaches, which the Company believes help to achieve the objectives for the executive compensation program and are generally favored by stockholders:

●

A significant amount of the executives’ compensation is at-risk.  For fiscal year 2015, approximately 58% of Mr. Tardugno’s target total direct compensation was performance-based and/or linked to the value of the Company’s stock price. As used in this discussion, the term “total direct compensation” means the aggregate amount of the executive’s base salary (40%), target annual incentive awards (21%), and long-term equity incentive awards based on the grant-date fair value of such awards as determined under the accounting principles used in the Company’s audited financial statements (37%) and all other compensation (2%).

●

Executives’ bonuses under the Company’s annual incentive program are principally based on the achievement of specific performance objectives established at the beginning of the fiscal year by the Compensation Committee.

●

Executives’ 2015 annual equity awards were granted in the form of stock option awards. We believe the grant of stock option awards further aligns the executives’ interests with those of stockholders as the awards will not have value unless the Company’s stock price appreciates after the award is granted. The stock option awards also provide a retention incentive as they vest over a multi-year period.

●

Executives are also granted stock option and stock awards at the time they join the Company as these provide the same incentives as annual equity awards. These stock option grants and stock awards generally vest over a three to four year period beginning on the first year anniversary of the date of the grant.

Executive Compensation Philosophy and Procedures

The Compensation Committee attempts to design executive compensation programs to achieve three principal objectives.

●

The program is intended to attract, motivate and retain talented executives with total compensation that is competitive within the drug development and broader pharmaceutical and biotechnology industry;

●

The program is intended to create an alignment of interests between the Company’s executives and stockholders such that a significant portion of each executive’s compensation varies with business performance and is dependent on stock price appreciation; and

●	The program is designed to award behavior which results in optimizing the commercial potential of the Company’s development program.

The Compensation Committee’s philosophy is to pay competitive total compensation, comprised of annual salaries, annual cash incentives and long-term equity awards (primarily stock options), with a significant percentage of total compensation that is directly linked with the Company’s performance. The Compensation Committee considers the elements of the compensation package to be reflective of compensation packages given to executives of companies of similar size in our industry. Compensation packages generally are designed to pay competitive salaries at the median of the industry compensation surveys as described below, reward superior annual performance through incentive compensation awards and allow executives to participate in increases in stockholder value through stock option and other stock-based grants.

In determining executives’ compensation levels, the Compensation Committee relies primarily on its experience and judgment to provide a package that it believes appropriately balances the need to attract and retain key executive talent with the creation of incentives that will enhance the growth of the Company and provide value for stockholders. As part of its decision-making process, the Compensation Committee takes into account the role and experience of each executive and reviews industry surveys, (specifically, the Radford Global Life Sciences Survey, which covers a broad cross-section of the biotechnology, pharmaceuticals and life science industries and in which the Company participates) for information on the compensation paid to executive officers by companies in our industry that are similar in size, breadth, stage of development or complexity to the Company. The Compensation Committee will also review custom surveys comparing executive compensation with that of specific peer groups (for example, pre-commercial biopharma public companies, biopharma companies with under 50 employees, biopharma companies with market cap above $100 million and biopharma companies with a market cap below $100 million).

In light of the straightforward nature of the Company’s executive compensation arrangements, the Compensation Committee believes it has not been necessary to retain independent compensation consultants, and no consultants were retained by the Compensation Committee or the Company for 2015. The Compensation Committee reviews compensation surveys as summarized above with the Chief Executive Officer as it relates to elements of yearly performance and compensation of all members of the executive management team. The Compensation Committee believes that an appropriate level of input from our Chief Executive Officer provides a necessary and valuable perspective in helping the Compensation Committee formulate its own independent views on compensation. The Compensation Committee takes measures to ensure its independence with respect to the Chief Executive Officer's compensation, excusing him from portions of meetings to freely discuss his and the other Named Executive Officers compensation. The Compensation Committee made all final determinations on the compensation levels for all Named Executive Officers.

A discussion of each individual element of compensation and the compensation for each Named Executive Officer for 2015 follows.

Annual Salaries

The Company participates in an ongoing industry survey as described above. The Compensation Committee compares base salary for Company executives with the levels provided to similarly situated executives and generally targets base salaries at levels in the median of the survey data.

In early 2015, after reviewing each executive’s job responsibilities, individual performance, our corporate performance, competitive market data and our total compensation expense, the base salaries of Mr. Tardugno, Mr. Church, Dr. Borys and Dr. Anwer were increased by approximately 4%, 4%, 4% and 1.5%, respectively.

Incentive Compensation

The Company has an incentive compensation plan in which all members of our senior management participate. The plan is performance-driven based on Company and personal operational objectives established at the beginning of the year by the Compensation Committee in consultation with the Chief Executive Officer. These operational objectives include the completion of certain development projects, capital raising, cost controls, business development and profit and loss goals, which we believe are ultimately linked to creating stockholder value. These objectives are designed to achieve timely and efficient product development including completion of clinical studies and regulatory approvals. Each member of senior management is individually evaluated based on the achievement of the Company’s overall operational objectives and each individual’s personal performance against these objectives. This component of compensation is provided, among other reasons, to create incentives for members of senior management to meet short and medium term performance goals of the Company, without regard to stock price. Objectives are weighted in terms of overall importance to meeting the Company’s operating plan.

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

Under the incentive compensation plan for 2015, the Compensation Committee established a number of annual corporate goals identified below that include research and development, regulatory, manufacturing, organizational and financial goals which we believe are essential to building shareholder value.  The relative weighting of these corporate goals is based upon our assessment of the importance of each goal in creating value for the Company and our stockholders. If all of the stated goals were achieved, the overall corporate performance rating would have been 100%.  Each corporate goal was established so that significant levels of achievement were required to meet the goal. Following the conclusion of the annual performance period, the level of achievement for each corporate goal was assessed by the Compensation Committee. The Compensation Committee determined whether each corporate goal had been met, exceeded, or not satisfied. In addition, in assessing corporate performance, the Compensation Committee had the discretion to factor in other significant corporate events that occurred during the performance period which could have resulted in an upward or downward adjustment in the determination of corporate performance. After taking into account the level of attainment of each corporate goal and other appropriate corporate performance factors, the Compensation Committee assigned the overall corporate performance rating, which could have ranged from 0% to 100%. A maximum bonus pool is established by multiplying the overall corporate performance rating by the aggregate target bonuses for all individuals in the incentive plan. Certain individual downward adjustments may be made at the discretion of the Compensation Committee. The aggregate of all individual bonuses awarded under the policy cannot exceed the maximum bonus pool available such that the cost of bonuses ultimately reflects our overall performance and is not inflated by any individual performance rating.

After the corporate performance rating is determined by the Compensation Committee, the individual performance of each Named Executive Officer is reviewed by the Compensation Committee in consultation with Mr. Tardugno in order to determine the appropriate annual performance percentage rating to be assigned to the executive for the performance period.  Each Named Executive Officer’s actual annual performance-based incentive compensation payment is based on a combination of our corporate performance rating and his or her individual performance rating.  The actual annual performance bonus compensation award for each Named Executive Officer is determined in our sole discretion, and the maximum payout for each Named Executive Officer could be up to 100% of his or her target annual performance-based compensation target.

The Named Executive Officers were each assigned a target annual incentive for 2015 ranging from 40% to 100% of base salary. The table below shows the target annual incentive assigned to each Named Executive Officer for 2015 both as a dollar amount and as a percentage of base salary.

Name	Target Annual Incentive for Entire 2015 Year($)	Target Annual Incentive for Entire 2015 Year (% of Base Salary)
Michael H. Tardugno	$484,080	100%
Jeffrey W. Church	128,762	40%
Nicholas Borys	144,944	40%
Khursheed Anwer	120,988	40%

The following 2015 corporate objectives and relative weightings assigned to each objective include the completion of certain development projects, capital raising, cost controls, business development and profit and loss goals, which we believe are ultimately linked to creating stockholder value. These objectives are designed to achieve timely and efficient product development including completion of clinical studies and regulatory approvals.

1.	Research and Development objectives to enroll patients and activate sites in the Phase III clinical trial of ThermoDox® for treatment of primary liver cancer (the OPTIMA Study) (15%).
2.

Research and Development objectives to close out the Phase I/II study of ThermoDox® for treatment of recurrent chest wall breast cancer (RCW) in the U.S. (the US Dignity Study) and initiate a Phase II study of RCW in Europe (the EU-Dignity Study) (10%).

3.	Research and Development objective to launch an early access program in the European Union (10%).
4.	Research and Development objective to initiate a neoadjuvant Phase I Study of GEN-1 in ovarian cancer (the OVATION Study) (15%).
5.	Research and Development objective to file a Phase I Study protocol of GEN-1 in combination with Avastin® in ovarian cancer with the FDA (5%).
6.	Research and Development objective to file an Investigational New Drug application and begin enrollment in a Phase I Study of GEN-1 in glioblastoma cancer (15%).
7.	Financial objectives to manage cash and operating expenses, ensure cash flows are within 10% of plan and maintain sufficient levels of cash to achieve necessary run way to fund operations (20%).
8.	Corporate development objectives to implement current plans to provide succession of senior management and expand the Board of Directors, thereby increasing our core competencies (10%).

These performance objectives served as the corporate performance objectives under the incentive compensation plan for 2015.  Research and development goals comprised 70% of the corporate performance objectives for 2015, with an additional 30% relating to financial and corporate development objectives that we believe were critical to the development of our drug candidate pipeline. We believe this mix of corporate goals was not only an appropriate measure of achievement in 2015, but also represents objectives important to building the long-term foundation of our business.

A report of the achievement of our 2015 corporate objectives was prepared by our executive management team and was then reviewed and assessed by the Compensation Committee. Based on this review and assessment, the Compensation Committee determined that two of the corporate goals identified above (4 and 8) were met.  Four goals (1, 2, 3 and 7) were not fully met and partial credit was given for these goals.  Partial credit was given based on the level of achievement that, while not meeting the full corporate objective, nevertheless represented significant achievement towards that objective that the Compensation Committee determined warranted a proportional award. Two goals (5 and 6) were not met; therefore no credit was given for these goals. The Compensation Committee also determined that significant accomplishments outside of established corporate objectives, including the Company’s progress in certain partnerships and collaborations, advances in clinical development, and attainment of certain financial objectives, should be factored into the determination of the corporate performance rating.  Accordingly, the Compensation Committee determined in its judgment that the corporate performance rating under the incentive compensation plan was 75% for 2015 and that the maximum bonus pool for 2015 would be funded at 65% of the target bonus level. The bonuses awarded to the Named Executive Officers for 2015 fell within the guidelines we established under the incentive compensation plan.

Each of the Named Executive Officers participated in the annual incentive plan for 2015. The target bonus amount for each executive was established pursuant to his employment agreement.  In February 2016, after consideration of the corporate objectives and maximum bonus pool as previously discussed, the Compensation Committee determined to award each of Mr. Tardugno, Mr. Church, Dr. Borys and Dr. Anwer a 2015 bonus equal to 53%, 62%, 54% and 51.5% of each executive’s target bonus award, respectively, based on the performance of the Company and the executive’s individual performance during the year. These amounts are reported in the “Non-Equity Incentive Plan Compensation” column in the 2015 Summary Compensation Table below and were paid in the first quarter of 2016.

In addition to the annual incentive bonus award for 2015, Mr. Church received a special independent performance bonus totaling $20,000 for assuming additional business development opportunities. In addition, Mr. Church and Dr. Borys received special performance bonuses of $15,000 and $7,500, respectively, in recognition of outstanding individual efforts to achieve the Company’s 2015 objectives.

Stock-Based Compensation

The Company grants long-term equity awards to its executives and other employees that are designed to align the interests of Company employees and its stockholders, encouraging participants to maintain and increase their ownership of Company Common Stock with the opportunity to benefit from the Company’s long-term performance. The Company’s equity program has generally consisted of grants of stock options and occasional grants of stock awards.  Because the exercise price of the options is based on the market price of the Company’s Common Stock on the date of grant, the Compensation Committee believes that options help to align the interests of the Company’s executives with those of its stockholders as the options will not have value unless there is appreciation in the Company’s stock price.  The options also serve as a retention tool since they generally vest over a two to four year period following the grant date.  This approach is designed to focus key employees on sustainable growth of the Company and the creation of stockholder value over the long term.

Annual grants to the Named Executive Officers are generally made during the first quarter of the fiscal year. Annual Grants are determined by the Committee based on their review of each individual’s past performance as well as their potential impact on the Company’s future performance. Grants may also be made at other times during the fiscal year in certain circumstances (such as a grant in connection with the hiring or promotion of an executive or other special circumstance as deemed appropriate by the Compensation Committee).  In March 2015, the Compensation Committee approved annual grants of stock options to each of the Named Executive Officers.   Prior to June 2015, the 2007 Stock Option Plan limited the number of stock option grants and stock awards to any individual in any one year at 200,000 shares. As the result of this limitation, a total of 65,000 of the 265,000 option awards granted to Mr. Tardugno in 2014 were required to be canceled and returned to the 2007 Stock Option Plan. At the 2015 Annual Shareholder Meeting, the Company’s shareholders approved an increase to this annual limit from 200,000 shares to 300,000 shares. In June 2015, the Compensation Committee approved a stock option grant totaling 65,000 shares to Mr. Tardugno as a replacement for those 2014 options that were cancelled.

Other Compensation

Executive officers are eligible to participate in our medical and other welfare benefit plans and for other benefits, in each case on generally the same basis as other employees. We maintain a 401(k) plan for our employees. Other than the 401(k) plan, we do not offer any of our employees a pension plan, retirement plan or other forms of compensation paid out upon retirement.

Post-Employment Obligations

The Company believes that severance protections, particularly in the context of a change in control transaction, can play a valuable role in attracting and retaining key executive officers. Under their employment agreements, each of the Named Executive Officers would be entitled to severance benefits in the event of a termination of employment by the Company without cause. The Company has determined that it is appropriate to provide the executives with severance benefits under these circumstances in light of their positions with the Company and as part of their overall compensation package.

The Company believes that the occurrence, or potential occurrence, of a change in control transaction will create uncertainty regarding the continued employment of the Company’s executive officers as many change in control transactions result in significant organizational changes, particularly at the senior executive level.  In order to encourage the Company’s executive officers to remain employed with the Company during an important time when their prospects for continued employment following the transaction may be uncertain, the Company provides Mr. Tardugno, Mr. Church and Dr. Borys with enhanced severance benefits if his employment is actually or constructively terminated by the Company without cause in connection with a change in control.

In March 2016, the Company and Mr. Tardugno entered into an amended and restated employment agreement, which generally contained the same terms as set forth in Mr. Tardugno’s prior employment agreement, but removed the modified single-trigger provision included in that agreement. Under that provision, Mr. Tardugno was eligible to receive severance following a change in control if Mr. Tardugno elected to terminate his employment for any reason or no reason commencing with the sixth and ending with the twelfth month following the change in control. In accordance with commonly viewed best practices, the parties agreed to remove this provision so that it is longer operative, effective March 30, 2016.

Tax Considerations

The Compensation Committee also considers the tax impact of the compensation provided to the Named Executive Officers. Under U.S. tax law, publicly-held companies may be precluded from deducting certain compensation paid to a company’s chief executive officer and three other most highly compensated executive officers (other than the chief financial officer) in excess of $1.0 million in a year. The regulations exclude from this limit certain performance-based compensation, including stock options, provided certain requirements are satisfied. The Company’s intent generally is to design and administer executive compensation programs in a manner that will preserve the deductibility of compensation paid to the Company’s executive officers. However, the Company reserves the right to make compensation decisions that do not meet the standards of Section 162(m) of the Code when deemed necessary to enable the Company to continue to attract, retain, and motivate highly-qualified executives officers.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee has certain duties and powers as described in its charter. The Compensation Committee is currently composed of the three non-employee directors named at the end of this report, each of whom the Board of Directors has determined is independent under the applicable NASDAQ rules.

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this Proxy Statement. Based upon this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in this Proxy Statement and the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended.

Compensation Committee of the Board of Directors Mr. Robert W. Hooper (Chairman) Dr. Alberto R. Martinez Dr. Augustine Chow

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Hooper and Drs. Chow and Martinez each served on the Compensation Committee of the Board of Directors for 2015.  No director who served on our Compensation Committee at any time during 2015 is or was a current or former executive officer or employee of the Company, or had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related party transactions. None of the members of the Compensation Committee during fiscal year 2015 was, or has ever been, an officer or employee of the Company, and, during fiscal year 2015, no executive officer of the Company served on the board and/or compensation committee of any company that employed as an executive officer any member of the Company's Board and/or Compensation Committee.

2015 SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate cash and other compensation paid for the year ended December 31, 2015 and, to the extent required under SEC executive compensation disclosure rules, for the years ended December 31, 2014 and 2013.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total ($)

Michael H. Tardugno (5)	2015	$481,216	$–	$–	$438,480	$256,563	$25,309	$1,201,568
Chairman, President and CEO	2014	462,422	–	42,000	583,197	298,803	308,365	1,694,787
	2013	434,117	–	–	139,554	357,659	24,053	955,383

Jeffrey W. Church (6)	2015	$311,434	$35,000	$–	$107,850	$79,795	$19,617	$553,696
Senior Vice President and CFO	2014	293,485	75,000	36,750	310,620	71,352	18,336	805,543
	2013	275,155	–	–	55,820	91,566	17,712	440,253

Nicholas Borys (7)	2015	$360,215	$7,500	–	$107,850	$78,270	$7,615	$561,450
Senior Vice President and CMO	2014	346,876	100,000	–	279,250	90,590	8,250	824,966
	2013	328,457	–	–	55,820	95,481	7,650	487,408

Khursheed Anwer (8)	2015	$301,782	$–	$–	$80,888	$62,309	$6,923	$451,902
Executive Vice Presidentand CSO	2014	$154,731	–	$140,000	$125,480	$55,964	$3,173	$479,348
	2013	–	–	–	–	–	–	–

(1)

During 2015, Mr. Church received a special bonus of $20,000 for assuming additional business development responsibilities. Also, in the annual compensation review in 2016, Mr. Church and Dr. Borys received a special bonus of $15,000 and $7,500, respectively, in recognition of their 2015 performance.

(2)

The value reported for Stock and Option Awards is the aggregate grant date fair value of stock awards and stock options, respectively, granted to the Named Executive Officers in the years shown, determined in accordance with FASB ASC Topic 718, disregarding adjustments for forfeiture assumptions. The assumptions for making the valuation determinations are set forth in the Note 11 in the financial statements in the Company’s 2015 Annual Report on Form 10-K filed with the SEC on March 30, 2016.

(3)	Bonuses for 2015 were paid in February 2016. See “Incentive Compensation” in the Compensation Discussion and Analysis above for information on the terms of these bonuses.
(4)

This column includes other compensation as indicated below and matching contributions made by the Company for the Named Executive Officers under the Company’s 401(k) plan. The Company’s matching contribution is equal to 50% of the employee’s deferrals under the plan up to 6% of the employee’s compensation and are made in shares of the Company’s common stock.

(5)	For Mr. Tardugno, “All Other Compensation” for 2015 consists of $17,384 for discretionary spending allowance and a 401(k) plan matching contribution of $7,925 in Celsion common stock.
(6)	For Mr. Church “All Other Compensation” for 2015 consists of temporary living and relocation allowance.
(7)	For Dr. Borys, “All Other Compensation” for 2015 consists of a 401(k) plan matching contribution in Celsion Common Stock.
(8)	For Dr. Anwer, “All Other Compensation” for 2015 consists of a 401(k) plan matching contribution in Celsion Common Stock.

NARRATIVE DISCLOSURE TO EXECUTIVE SUMMARY COMPENSATION TABLE

Employment Agreements

The Company and Mr. Tardugno entered into an employment agreement, effective March 30, 2016, which superseded the previous employment agreements with Mr. Tardugno. In March 2016, the Company and Mr. Tardugno entered into an amended and restated employment agreement, which generally maintained the same terms as set forth in the December 2014 agreement, but removed the modified single-trigger provision included in the agreement. Under that provision, Mr. Tardugno was eligible to receive severance following a change in control if Mr. Tardugno elected to terminate his employment for any reason or no reason commencing with the sixth and ending with the twelfth month following the change in control. In accordance with commonly viewed best practices, the parties agreed to remove this provision so that it is no longer operative, effective March 30, 2016. The following narrative describes the terms of the December 2014 employment agreement, as in effect on December 31, 2015.

Subject to earlier termination pursuant to the terms of the December 2014 agreement, the initial term of the agreement ends on January 31, 2018, with automatic one year renewals thereafter, unless either party provides a notice of non-renewal. Mr. Tardugno's December 2014 agreement provides for an initial annual base salary of $465,462, subject to annual adjustment by the Board of Directors of the Company or the Compensation Committee. Mr. Tardugno is also eligible for an annual performance bonus from the Company, pursuant to the Company's management incentive bonus program in effect from time to time. The amount of such bonus will be determined by the Board or the Compensation Committee in its sole and absolute discretion and will not exceed 100% of the then-current base salary except pursuant to a specific finding by the Board or the Compensation Committee that a higher percentage is appropriate. Under the December 2014 agreement, the Company agreed to grant to Mr. Tardugno, at the time of its usual annual grant to employees, annual stock options to purchase shares of the Company's common stock as the Board or the Compensation Committee shall determine.

In the event, (A) that the Company terminates the agreement other than for "cause" (as defined in the agreement) or (B) Mr. Tardugno terminates the agreement upon the occurrence of:  (i) a material adverse change in his duties or authority; (ii) a situation in which he is no longer at least one of the President or the Chief Executive Officer of the Company; (iii) a bankruptcy filing or similar action by or against the Company; or (iv) another material breach of the Agreement by the Company (each, a "Triggering Event"), or (C) the agreement terminates for nonrenewal, Mr. Tardugno will be entitled to receive a severance payment equal to his base annual salary at the time of termination (the "Severance Amount"), payable in accordance with the Company's normal payroll practices, COBRA premiums for up to twelve months and may generally exercise any vested options through the remainder of their original terms.

In the event of termination of his employment upon a Triggering Event within two years following a "change in control" (as described below), or, if within such two-year period (i) there is a material adverse change in his compensation or benefits, or (ii) any successor to the Company does not assume the Company's obligation under the agreement, and he terminates his employment, Mr. Tardugno is entitled to a lump sum severance payment equal to the Severance Amount and any previously unvested options granted to Mr. Tardugno and covered by the employment agreement shall immediately vest and remain fully exercisable through the remainder of their original maximum terms and otherwise in accordance with their respective original terms.

In the event of termination of his employment upon a Triggering Event within two years following a "change in control" (as described below), or, if within such two-year period (i) there is a material adverse change in his compensation or benefits, or (ii) any successor to the Company does not assume the Company's obligation under the agreement, and he terminates his employment, Mr. Tardugno is entitled to a lump sum severance payment equal to the Severance Amount and any previously unvested options granted to Mr. Tardugno and covered by the employment agreement shall immediately vest and remain fully exercisable through the remainder of their original maximum terms and otherwise in accordance with their respective original terms. The December 2014 agreement also provided that such severance is payable following a change in control if Mr. Tardugno elects to terminate his employment for any reason or no reason commencing with the sixth and ending with the twelfth month following the change in control; however, as noted above, this provision is no longer operative as of March 30, 2016. Under the December 2014 agreement, a "change in control" is deemed to occur: (i) if any person becomes the direct or indirect beneficial owner of more than 50% of the combined voting power of the Company's then-outstanding securities; (ii) there is a change in a majority of the directors in office during any twenty-four (24) month period; (iii) the Company engages in a recapitalization, reorganization, merger, consolidation or similar transaction after which the holders of the Company's voting securities before the transaction do not continue to hold at least 50% of the voting securities of the Company or its successor after the transaction; or (iv) upon the complete liquidation or dissolution of the Company or the sale or other disposition of substantially all of its assets after which the holders of the Company's voting securities before such sale or disposition do not continue to hold at least 50% of the voting securities of the Company or its successor after such sale or disposition.

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

The Company and Dr. Borys entered into an employment offer letter on August 23, 2007, pursuant to which Dr. Borys agreed to serve as the Vice President and Chief Medical Officer of the Company. Under the terms of the offer letter, the Company agreed to pay Dr. Borys an annual starting salary of $270,000, subject to annual review. Dr. Borys is also eligible for an annual bonus, with a target of 35% of his annual base salary, conditioned on his and the Company's performance against key performance objectives, and annual discretionary stock option awards. In connection with his promotion to Senior Vice President in June 2014, Dr. Borys' target bonus was increased to 40%. Dr. Borys' employment with the Company is "at-will"; however, subject to a retention agreement the Company provided to Dr. Borys on February 19, 2013, if the Company terminates Dr. Borys' employment for any reason other than just cause, the Company will pay Dr. Borys a salary continuation and COBRA premiums for up to six months. The salary and COBRA premiums will cease at the end of the six-month period or, if he finds new employment prior to the end of the six month period, the benefit will be reduced by the amount of compensation which he will receive from any new employer.

The Company and Mr. Church entered into an employment offer letter on June 15, 2010.  Pursuant to the offer letter, Mr. Church will receive a starting base salary of $250,000 and will be eligible for an annual bonus, with a target of 35% of his annual base salary, conditioned on his and the Company’s performance against key business objectives.  In connection with his promotion to Senior Vice President in July 2011, Mr. Church’s target bonus was increased to 40%. Mr. Church’s employment is “at-will”; however, if the Company terminates Mr. Church for any reason other than just cause, the Company will pay Mr. Church a salary continuation and COBRA premiums for up to six months. The salary and COBRA premiums will cease at the end of the six month period or if he finds new employment prior to the six month period, the benefit will be reduced by the amount of compensation which he will receive from any new employer.

The Company and Dr. Anwer entered into an employment offer letter effective as of June 20, 2014. Pursuant to the offer letter, Dr. Anwer will receive a starting base salary of $298,000 and will be eligible for an annual incentive bonus, with a target of 40% of his annual base salary contingent upon meeting personal goals and the Company’s objectives established by the Company. The Compensation Committee will determine his actual bonus amount each year. Dr. Anwer’s employment with the Company is “at-will”; however, subject to the retention and severance agreement, if the Company terminates Dr. Anwer’s employment without cause (as such term is defined in the retention and severance agreement), he will be entitled to receive cash severance equal to 12 months of his base salary and reimbursement of his COBRA premiums for up to 12 months. Dr. Anwer’s right to receive these severance benefits is subject to his providing a release of claims in favor of the Company.

Change in Control Agreements

In November 2011, the Company entered into change in control severance agreements (CIC Agreements) with each of the Named Executive Officers (other than Dr. Anwer), to provide severance benefits to these executives should their employment terminate in certain circumstances in connection with a change in control of the Company. The following summary is qualified in its entirety by the provisions of the CIC Agreement.

Under the CIC Agreement, in the event that the Company terminates the executive’s employment without cause or in the event that the executive terminates his employment for good reason, in either case on or within two years after a change in control of the Company, the executive would be entitled to receive a cash lump sum payment equal to the sum of (1) the executive’s annual base salary and (2) the executive’s target annual bonus for the fiscal year in which the termination occurs.  (For these purposes, the terms “cause,” “good reason” and “change in control” are each defined in the CIC Agreement.) In addition, the Company will pay or reimburse the executive for the cost of COBRA premiums and life insurance coverage for the executive and his eligible dependents, in each case for a period of up to one year following the termination. The executive would also be entitled to full acceleration of his then-outstanding equity awards granted to him by the Company. However, as to any equity award agreement that is subject to performance-based vesting requirements, the vesting of such award will continue to be governed by its terms.  In the case of options or similar awards, the award would generally remain exercisable for the remainder of the original term of the award (or, in the case of awards that vested after the date of the change in control, for the lesser of 12 months following the last day such award would have been exercisable under the applicable award agreement and the remainder of the original term). The benefits provided under the CIC Agreement are in addition to, and not in lieu of, any severance benefits the executive may be entitled to receive in connection with the termination of his employment under any other agreement with the Company. The executive’s right to benefits under the CIC Agreement is subject to his executing a release of claims in favor of the Company upon the termination of his employment.

Material Terms of Option Grants During 2015

Each of the stock options awarded to the Named Executive Officers in 2015 and reported in the 2015 Grants of Plan-Based Awards Table below was granted under, and is subject to, the terms of the 2007 Plan. The 2007 Plan is administered by the Compensation Committee, which has authority to interpret the plan provisions and make all required determinations under the plan. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits, and making provision to ensure that any tax withholding obligations incurred in respect of awards are satisfied. Awards granted under the plan are generally only transferable to a beneficiary of a Named Executive Officer upon his death. Under the terms of the 2007 Plan, if there is a change in control of the Company, each Named Executive Officer’s outstanding awards granted under the plan will generally terminate, unless the Compensation Committee provides for the substitution, assumption, exchange or other continuation or settlement (in cash, securities or property) of the outstanding awards. The Compensation Committee has discretion to provide for outstanding awards to become vested in connection with a change in control.

Each option granted to the Named Executive Officers in 2015 was granted with a per-share exercise price equal to the closing price of our Common Stock on the grant date. Each option is scheduled to vest in three installments, with one-third vesting on the date of grant and the balance vesting in annual installments over each of the next two years, subject in each case to the executive’s continued employment through the applicable vesting date, and has a maximum term of ten years. However, vested options may terminate earlier in connection with a change in control transaction or a termination of the Named Executive Officer’s employment. Subject to any accelerated vesting that may apply in the circumstances, the unvested portion of the option will immediately terminate upon a termination of the Named Executive Officer’s employment.

2015 GRANTS OF PLAN-BASED AWARDS TABLE

The following table presents information regarding the incentive awards granted to the Named Executive Officers during 2015.  Each of the equity awards reported in the table below was granted under the 2007 Plan.

Name	Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards Target ($)(1)	All other Stock Awards: Number of Shares or Units of Stock (#)	All Other Option Awards: Number of Securities Under- lying Options (#)(2)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($) (3)
Michael H. Tardugno	N/A	$484,080
	3/17/2015			140,000	$2.45	$301,980
	6/19/2015			65,000	2.39	136,500

Jeffrey W. Church	N/A	$128,762
	3/17/2015			50,000	$2.45	$107,850

Nicholas Borys	N/A	$144,944
	3/17/2015			50,000	$2.45	$107,850

Khursheed Anwer	N/A	$120,988
	3/17/2015			37,500	$2.45	$80,888

(1)

The amounts reported in this column represent the target bonus opportunity under the Company’s annual bonus program. See “Incentive Compensation” in the Compensation Discussion and Analysis above for information on the terms of these bonuses.

(2)

The amounts reported in this column represented stock option awards granted under the 2007 Plan. Each option granted to each Named Executive Officer other than Dr. Anwer is scheduled to vest in three installments, with one-third vesting on the date of grant and the balance vesting in annual installments over each of the next two years, subject in each case to the executive’s continued employment through the applicable vesting date, and has a maximum term of ten years. Dr. Anwer’s option vests in three annual installments commencing on the first anniversary date of the grant, subject in each case to Dr. Anwer’s continued employment through the applicable vesting date, and has a maximum term of ten years.

(3)

The amounts reported as the grant date fair value reflect the fair value of these awards on the grant date as determined under the principles used to calculate the value of equity awards for purposes of the Company’s financial statements.  The assumptions for making the valuation determinations are set forth in Note 11 in the financial statements of the Company’s 2015 Annual Report on Form 10-K filed with the SEC on March 30, 2016.

2015 OUTSTANDING EQUITY AWARDS AT YEAR-END

The following table summarizes the unexercised stock options held by each of the Named Executive Officers as of December 31, 2015.  None of the Named Executive Officers held any other outstanding stock awards as of that date.

		Option Awards
Name	Grant Date	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Michael H. Tardugno	1/3/2007	95,555	–		$10.89	1/3/2017
	2/19/2008	16,666	–		$24.75	2/19/2018
	1/19/2009	16,666	–		$12.24	1/19/2019
	2/19/2010	18,888	–		$13.23	2/19/2020
	2/25/2011	40,000	–		$11.21	2/25/2021
	2/22/2012	7,333	–		$9.27	2/22/2022
	6/15/2012	19,333	–		$9.68	6/15/2022
	5/6/2013	44,444	–		$4.37	5/6/2023
	2/11/2014	29,629	14,815	(1)	$3.66	2/11/2024
	6/20/2014	93,704	46,852	(1)	$3.50	6/20/2024
	3/17/2015	46,667	93,333	(1)	$2.45	3/17/2025
	6/19/2015	21,667	43,333	(1)	$2.39	6/19/2025

Jeffrey W. Church	7/6/2010	22,222	–		$15.26	7/1/2020
	2/25/2011	15,555	–		$11.21	2/25/2021
	2/27/2012	3,055	–		$9.41	2/27/2022
	6/15/2012	8,055	–		$9.68	6/15/2022
	5/6/2013	17,777	–		$4.37	5/6/2023
	2/11/2014	26,667	13,333	(1)	$3.66	2/11/2024
	6/20/2014	40,000	20,000	(1)	$3.50	6/20/2024
	3/17/2015	16,667	33,333	(1)	$2.45	3/17/2025

Nicholas Borys	9/24/2007	16,666	–		$27.45	9/24/2017
	2/19/2008	7,777	–		$24.75	2/19/2018
	1/19/2009	7,777	–		$12.24	1/19/2019
	2/19/2010	8,888	–		$13.23	2/19/2020
	2/25/2011	15,555	–		$11.21	2/25/2021
	2/27/2012	3,055	–		$9.27	2/22/2022
	6/15/2012	8,055	–		$9.68	6/15/2022
	5/6/2013	17,777	–		$4.37	5/6/2023
	2/11/2014	33,333	16,667	(1)	$3.66	2/11/2024
	6/20/2014	16,667	33,333	(1)	$3.50	6/20/2024
	3/17/2015	16,667	33,333	(1)	$2.45	3/17/2025

Khursheed Anwer	6/20/2014	17,500	22,500	(2)	$3.50	6/20/2024
	3/17/2015	–	37,500	(3)	$2.45	3/17/2025

(1)

Each of these stock options vests in three equal installments, with the first installment vesting on the date of grant and an additional installment vesting on each of the first two anniversaries thereafter.

(2)

These stock options vests in five installments, with the first installment of 10,000 vesting on the date of grant and an additional 7,500 installment vesting on each of the first four anniversaries thereafter.

(3)	These stock options vest in three annual installments commencing on the first anniversary of the date of grant.

The following table summarizes the unvested stock grants held by each of the Named Executive Officers as of December 31, 2015.  None of the Named Executive Officers held any other outstanding stock grants as of that date.

		Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested
Khursheed Anwer	6/20/2014	35,000	(1)	$81,550
(1)

This amount represents a restricted stock award granted to Dr. Anwer under the 2007 Plan on June 20, 2014. This award will vest on the third anniversary of the grant date, subject to Dr. Anwer’s continued employment through such date.

OPTION EXERCISES AND STOCK VESTED

None of the Named Executive Officers exercised any of their stock options that vested during 2015. No officers were awarded shares of stock during 2015.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

As described above under “Narrative Disclosure to Executive Compensation Tables,” the Company has entered into agreements with each of the Named Executive Officers currently employed by the Company that provide benefits that may become payable to the executives in connection with a termination of their employment.  The Company has also entered into agreements with Mr. Tardugno, Mr. Church and Dr. Borys that provides benefits that may become payable to the executives in connection with a termination of employment following a change in control of the Company.  If in the event the Named Executive Officer is entitled to receive severance benefits in connection with a termination of employment under both their severance agreement and their change in control agreement, the executive shall be entitled to receive the benefits from both agreements.  The first table below indicates the benefits that would be payable to each executive if a termination of employment in the circumstances described above had occurred on December 31, 2015 outside of a change in control.  The second table below indicates the benefits that would be payable to each executive if a change in control of the Company and such a termination of employment had occurred on that date.

Severance Benefits (Outside of a Change in Control) Name	Cash Severance	Continuation of Health/Life Benefit	Equity Acceleration	Total

Michael H. Tardugno	$484,080	$15,552	–	$499,632
Jeffrey W. Church	$160,952	$9,852	–	$170,804
Nicholas Borys	$181,180	$9,852	–	$191,032
Khursheed Anwer	$302,470	$20,232	–	$322,702

Change of Control Severance Benefits Name	Cash Severance	Continuation of Health/Life Benefits	Equity Acceleration	Total

Michael H. Tardugno	$968,160	$15,552	–	$983,712
Jeffrey W. Church	$450,666	$9,852	–	$460,518
Nicholas Borys	$507,303	$9,852	–	$517,155

DIRECTOR COMPENSATION

2015 DIRECTOR COMPENSATION TABLE

The following table sets forth the cash and noncash compensation paid to the Company’s directors who are not employed by the Company or any of its subsidiaries (“Non-Employee Directors”) for the year ended December 31, 2015. The compensation paid to any director who was also one of our employees during fiscal year 2015 is presented in the “Summary Compensation Table” and the information that follows that table. Such employee directors do not receive separate compensation for service on the Board or any of its committees.

Name	Fees Earned and Paid ($)	Option Awards ($) (1)	Total ($)
Augustine Chow	$40,000	$53,925	$93,925
Robert W. Hooper	43,500	53,925	97,425
Alberto R. Martinez	40,100	53,925	94,025
Frederick J. Fritz	61,400	53,925	115,325
Donald P. Braun(2)	–	45,720	45,720
Andreas Voss(2)	–	45,720	45,720

(1)

The value reported for Option Awards is the aggregate grant date fair value of stock options granted to the Non-Employee Directors in 2015, determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“FASB ASC Topic 718”), disregarding any adjustments for forfeiture assumptions. The relevant assumptions used in calculating these amounts are set forth in the Note 11 in the financial statements included in the Company’s 2015 Annual Report on Form 10-K as filed with the SEC on March 30, 2016. See the “Non-Employee Director Stock Option Awards Table” below.

(2)	Dr. Bruan and Dr. Voss joined the Board of Directors in December 2015.

The following table sets forth stock options granted to Non-Employee Directors for the year ended December 31, 2015. The stock option grants to any director who was also one of our employees during fiscal year 2015 is presented in the “2015 Grants of Plan-Based Awards Table” and the information that follows that table. Employee directors do not receive separate option awards for service on the Board or any of its committees.

Non-Employee Director Stock Option Awards Table
Name	Number of Options Granted	Exercise Price	Grant Date	Expiration Date	Grant Date Fair Value
Augustine Chow (1)	25,000	$2.45	3/17/2015	3/17/2025	$53,925

Robert W. Hooper (1)	25,000	$2.45	3/17/2015	3/17/2025	$53,925

Alberto R. Martinez (1)	25,000	$2.45	3/17/2015	3/17/2025	$53,925

Frederick J. Fritz (1)	25,000	$2.45	3/17/2015	3/17/2025	$53,925

Donald P. Braun (2)	40,000	$1.78	12/15/2015	12/15/2025	$45,720

Andreas Voss (2)	40,000	$1.78	12/15/2015	12/15/2025	$45,720

(1)	Each of these stock option grants in 2015 vest in three equal installments, with one-third of the grant vesting on the date of grant and the remainder vesting in two annual installments thereafter.

(2)	Each of these stock option grants in 2015 vest in three equal installments, with one-third of the grant vesting on each of the anniversary date of grant in 2016, 2017 and 2018.

The following table presents the aggregate number of outstanding unexercised (vested and unvested) options held by each of our Non-Employee Directors as of December 31, 2015.  None of the Non-Employee Directors held any other outstanding stock awards on that date.

Director	Number of Stock Options Outstanding

Augustine Chow	110,551
Robert W. Hooper	93,886
Alberto R. Martinez	88,331
Frederick J. Fritz	84,998
Donald P. Braun	40,000
Andreas Voss	40,000

During the year ended December 31, 2015, each Non-Employee Director of the Company received annual cash compensation in the amount of $27,500 payable in quarterly installments, and an additional $1,100 or $1,700 for attendance, telephonically or in person, respectively, at regular meetings of the Board of Directors and each meeting of a committee of the Board of Directors that was not held in conjunction with a meeting of the Board of Directors. Each Non-Employee director is reimbursed for the out-of-pocket costs of attending meetings of the Board of Directors and of committees of the Board of Directors. The Chairman of the Audit Committee received an additional annual cash fee of $10,000, the Chairman of the Nominating and Corporate Governance Committee received an additional annual cash fee of $6,000, the Chairman of the Compensation Committee received an additional annual cash fee of $7,500 and the Chairman of the Science and Technology Committee will receive an annual cash fee of $6,000 beginning in 2016. Mr. Fritz also received fees totaling $13,000 for strategic and tactical advisory services to the Company. Drs. Braun and Voss joined the Board of Directors in December 2015 and will begin receiving compensation in 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company's Common Stock as of April 28, 2016 by:

●	each person or group known by us to own beneficially more than five percent of the outstanding Common Stock;
●	each of our directors and the director nominees, as well as each executive officer named in the Summary Compensation Table appearing under the heading "Executive Compensation"; and
●	our directors and executive officers as a group.

We determine beneficial ownership in accordance with the rules of the SEC. Under SEC rules, beneficial ownership for purposes of this table takes into account shares as to which the individual has voting or investment power as well as shares that may be acquired within 60 days.  Shares of Common Stock subject to options that are currently exercisable or that become exercisable within 60 days of April 28, 2016 are treated as outstanding and beneficially owned by the holder of such options. However, these shares are not treated as outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated or as to the interests of spouses, the persons included in the table have sole voting and investment power with respect to all shares beneficially owned thereby.

NUMBER OF SHARES OF COMMON STOCK BENEFICIALLY OWNED

NAME OF BENEFICIAL OWNER*	NUMBER OF SHARES OF COMMON STOCK BENEFICIALLY OWNED (1)	PERCENT OF SHARES OF COMMON STOCK OUTSTANDING (2)
EGWU, Inc. (3)	2,427,423	10.4%
Sabby Healthcare Master Fund, Ltd. (4)	2,321,438	9.9%
Augustine Chow (5)	130,903	**
Robert W. Hooper (6)	129,753	**
Alberto Martinez (7)	158.412	**
Frederick J. Fritz (8)	124,884	**
Donald P. Braun	5,000	**
Andreas Voss	5,000	**
Michael H. Tardugno (9)	754,868	3.2%
Nicholas Borys (10)	246,031	1.0%
Jeffrey Church (11)	253,732	1.0%
Khursheed Anwer (12)	55,833	**
Directors and Executive Officers as a group (10 persons)(13)	1,864,416	7.96%

*	The address of each of the individuals named is c/o Celsion Corporation, 997 Lenox Drive, Suite 100, Lawrenceville, NJ 08648.

**	Less than one percent.

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

(2)	Based on 23,424,699 shares of Common Stock outstanding as of April 28, 2016.

(3)

Based solely on the Schedule 13G/A (Amendment No. 2) filed with the SEC on February 16, 2016 by EGWU, Inc. (formerly known as Egen, Inc.), an Alabama corporation (“EGEN”). EGEN has the sole voting power and sole dispositive power with respect to 2,427,423 shares of Common Stock. The address of EGEN is 601 Genome Way, Suite 3400, Huntsville, Alabama 35806.

(4)

Based on the Schedule 13G/A (Amendment No. 2) filed with the SEC on January 5, 2016 by Sabby Healthcare Master Fund, Ltd., Sabby Management, LLC and Hal Mintz and including warrants to purchase an aggregate of 2,321,438 shares of Common Stock, which contain certain blocker provisions that restrict the holders thereof and their affiliates from exercising such warrants to the extent such exercise would result in their holding greater than 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. Sabby Healthcare Master Fund, Ltd. beneficially owns 2,321,438 shares of Common Stock, and (ii) Sabby Management, LLC and Hal Mintz each beneficially own 2,321,438 shares of the Common Stock. Sabby Management, LLC and Hal Mintz do not directly own any shares of Common Stock, but each indirectly owns 2,321,438 shares of Common Stock. Sabby Management, LLC, a Delaware limited liability company, indirectly owns 2,321,438 shares of Common Stock because it serves as the investment manager of Sabby Healthcare Master Fund, Ltd. Mr. Mintz indirectly owns 2,321,438 shares of Common Stock in his capacity as manager of Sabby Management, LLC. Each of Sabby Management, LLC and Hal Mintz disclaims beneficial ownership over the securities reported except to the extent of its or his pecuniary interest therein. The address of principal business office of Sabby Healthcare Master Fund, Ltd. is c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007, Cayman Islands. The address of principal business office of each of Sabby Management, LLC and Hal Mintz is 10 Mountainview Road, Suite 205, Upper Saddle River, New Jersey 07458.

(5)	Includes 118,227 shares of Common Stock underlying options and warrants currently exercisable or exercisable within 60 days of April 28, 2016.

(6)	Includes 100,754 shares of Common Stock underlying options and warrants currently exercisable or exercisable within 60 days of April 28, 2016.

(7)	Includes 88,331 shares of Common Stock underlying options currently exercisable or exercisable within 60 days of April 28, 2016.

(8)	Includes 85,553 shares of Common Stock underlying options and warrants currently exercisable or exercisable within 60 days of April 28, 2016.

(9)	Includes 634,347 shares of Common Stock underlying options and warrants currently exercisable or exercisable within 60 days of April 28, 2016.

(10)	Includes 226,105 shares of Common Stock underlying options and warrants currently exercisable or exercisable within 60 days of April 28, 2016.

(11)	Includes 221,504 shares of Common Stock underlying options currently exercisable or exercisable within 60 days of April 28, 2016.

(12)	Includes 50,833 shares of Common Stock underlying options currently exercisable or exercisable within 60 days of April 28, 2016.

(13)	Includes 1,525,654 shares of Common Stock underlying options and warrants currently exercisable or exercisable within 60 days of April 28, 2016.

Equity Compensation Plan Information as of December 31, 2015

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- Average exercise price of outstanding options, warrants and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c )

Equity compensation plans approved by security holders	2,125,785	(1)	$5.14	1,438,930	(2)
Equity compensation plans not approved by security holders	95,555	(3)	10.89	—
Total	2,221,340		$5.38	1,438,930

(1)	Includes both vested and unvested options to purchase Common Stock under the 2001 Plan, the 2004 Plan and the 2007 Plan. These options have a weighted average remaining term of 6.6 years.

(2)

Represents shares available for award grant purposes under the 2007 Plan. Subject to certain express limits of the plan, shares available under the plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, restricted stock and other forms of awards granted or denominated in shares of our common stock or units of our common stock.

(3)

Includes the grant of an option to purchase 95,555 shares of our Common Stock (after giving effect to the reverse stock split announced by the Company on October 28, 2013) to Mr. Tardugno on January 3, 2007.  The option was approved by our Board of Directors as an inducement to Mr. Tardugno to join the Company and was not approved by stockholders.  The option vested over the four-year period following the grant date and has a per-share exercise price of $10.89 and a maximum term of ten years. These options have a remaining term of 1.0 year. Upon a termination of Mr. Tardugno’s employment, the option will generally remain exercisable for 90 days following his termination, subject, however, to an extension of the exercise period in the case of a termination by the Company without cause or a termination in connection with a change in control of the Company and certain other events, in each case as described above under “Narrative Disclosure to Summary Compensation Table.”

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

The Board of Directors has determined that Mr. Fritz is qualified to serve as the "audit committee financial expert" as defined by Item 407(d)(5) of Regulation S-K and that Mr. Fritz and Drs. Chow and Martinez meet the financial literacy requirements under applicable SEC and NASDAQ rules. The Board of Directors has also determined that of the seven currently serving directors, six directors (Drs. Augustine Chow, Alberto R. Martinez, Donald P. Braun, Andreas Voss and Messrs. Robert W. Hooper and Frederick J. Fritz) are independent under applicable SEC and NASDAQ rules. Mr. Fritz acts as the chairman of our Audit Committee.  In considering the independence of the non-employee Directors nominated for election, each of Dr. Braun and Dr. Voss has no relationship with the Company other than as a Director and are independent.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

Stegman & Company ("Stegman") has served as our independent registered public accounting firm of the Company to audit its financial statements for the fiscal years ended December 31, 2015 and December 31, 2014. Stegman has served as the Company's independent accountants since 1993 and has advised the Company that neither Stegman nor any of its members has, or has had in the past three years, any financial interest in the Company or any relation to the Company other than as auditors and accountants.

FEES

The following table presents fees as invoiced for professional audit services rendered by Stegman and Company for the audit of the Company's annual financial statements included in the Company’s Form 10-K and review of quarterly financial statements included in the Company's Forms 10-Q for the fiscal years ended December 31, 2015 and December 31, 2014, and fees for other services rendered by Stegman during those periods:

	2015		2014
FEE CATEGORY	AMOUNT	% OF TOTAL	AMOUNT	% OF T OTAL
Audit Fees	$102,300	74%	$114,200	79%
Audit Related Fees	26,500	19	21,000	14
Tax Fees	9,800	7	10,250	7
All Other Fees	–	–	–	–
Total Fees	$138,600	100%	$145,450	100%

Audit fees consist of fees for professional services rendered by Stegman for the audit of the Company's annual financial statements in the Company’s Form 10-K and for reviews of the quarterly financial statements included in the Company's Forms 10-Q. Audit related fees pertain to the work performed during the Company's equity offerings in 2015 and 2014. Tax fees consist of fees for preparation of the Company's federal and state tax returns. All other fees consist of fees for attendance at the Company's annual meetings, review of registration statements and similar matters.

SERVICES BY EMPLOYEES OF STEGMAN & COMPANY

No part of Stegman's engagement to audit the Company's financial statements for the year ended December 31, 2015 was attributable to work performed by persons other than Stegman's full-time, permanent employees.

AUDIT COMMITTEE POLICY ON APPROVAL OF AUDIT AND NON-AUDIT SERVICES

It is the policy of the Audit Committee to pre-approve all audit and permissible non-audit services provided by the Company's independent accountants, in accordance with rules prescribed by the SEC. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is based on a written proposal, accompanied by a cost estimate and estimated budget. The Audit Committee has delegated to its Chairman the authority to pre-approve audit and non-audit services with an estimated cost of up to $25,000, provided the exercise of such authority is reported to the Audit Committee at its next regular meeting. The Audit Committee reserves the right, from time to time, to delegate pre-approval authority to other of its members, so long as such members are independent directors.  All of the services of Stegman during 2015 and 2014 were approved by the Audit Committee in accordance with its pre-approval policy and the approval requirements of the SEC.

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

10.8***

Amended and Restated Employment Agreement, effective March 30, 2016, between Celsion Corporation and Mr. Michael H. Tardugno, incorporated herein by reference Exhibit 10.8 to the Annual Report on Form 10-K of the Company filed on March 30, 2016.

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

21.1	Subsidiaries of Celsion Corporation

23.1+	Consent of Stegman & Company, independent registered public accounting firm for the Company.

31.1^

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1 to the Registrant’s Annual Report on Form 10K for the year ended December 31, 2015).

31.2^

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1 to the Registrant’s Annual Report on Form 10K for the year ended December 31, 2015).

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

^	Previously furnished with the Annual Report on Form 10-K filed with the SEC on March 30, 2016, which is being amended hereby.
+	Filed herewith.
**	Exhibit 101 was previously filed with the Annual Report on Form 10-K filed with the SEC on March 30, 2016, which is being amended hereby.
***	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused its annual report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

CELSION CORPORATION
Registrant
April 29, 2016	By:	/s/ MICHAEL H. TARDUGNO
Michael H. Tardugno
Chairman of the Board, President and Chief Executive Officer

April 29, 2016	By:	/s/ JEFFREY W. CHURCH
Jeffrey W. Church
Senior Vice President and Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ MICHAEL H. TARDUGNO	Chairman of the Board, President and Chief Executive	April 29, 2016
(Michael H. Tardugno)	Officer (Principal Executive Officer)

/s/ JEFFREY W. CHURCH	Senior Vice President and Chief Financial	April 29, 2016
(Jeffrey W. Church)	Officer (Principal Financial Officer)

/s/ TIMOTHY J. TUMMINELLO	Controller and Chief Accounting Officer	April 29, 2016
(Timothy J. Tumminello)

/s/ AUGUSTINE CHOW	Director	April 29, 2016
(Augustine Chow, Ph.D.)

/s/ FREDERICK J. FRITZ	Director	April 29, 2016
(Frederick J. Fritz)

/s/ ROBERT W. HOOPER	Director	April 29, 2016
(Robert W. Hooper)

/s/ ALBERTO R. MARTINEZ	Director	April 29, 2016
(Alberto Martinez, M.D.)

/s/ DONALD BRAUN	Director	April 29, 2016
(Donald Braun, Ph.D.)

/s/ ANDREAS VOSS	Director	April 29, 2016
(Andreas Voss, M.D.)