Form 10-Q
period 2016-03-31
Celsion CORP
filed 2016-05-16
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☐      No ☑

As of May 13, 2016, the Registrant had 23,436,772 shares of common stock, $0.01 par value per share, outstanding.

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

ii

PART I: FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

	March 31, 2016 (unaudited)	December 31, 2015
ASSETS

Current assets:
Cash and cash equivalents	$14,310,542	$9,265,144
Investment securities – available for sale, at fair value	–	10,799,890
Accrued interest receivable on investment securities	–	26,729
Advances and deposits and other current assets	371,655	189,553
	14,682,197	20,281,316

Property and equipment (at cost, less accumulated depreciation and amortization of $2,178,483 and $2,058,483, respectively)	756,750	854,872

Other assets:
In-process research and development	25,801,728	25,801,728
Goodwill	1,976,101	1,976,101
Security deposit on letter of credit	100,000	100,000
Patent licensing fees and other assets, net	12,511	14,386
	27,890,340	27,892,215

Total assets	$43,329,287	$49,028,403

See accompanying notes to the financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

(Continued)

	March 31, 2016 (unaudited)	December 31, 2015
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable ─ trade	$2,764,941	$2,830,227
Other accrued liabilities	2,097,041	1,919,769
Notes payable - current portion	4,201,019	4,073,716
Deferred revenue – current portion	500,000	500,000
Total current liabilities	9,563,001	9,323,712

Notes payable – non-current portion	1,319,414	2,350,018
Earn-out milestone liability	14,224,068	13,921,412
Deferred revenue – non-current portion	2,875,000	3,000,000
Other liabilities – non-current	38,784	47,597
Total liabilities	28,020,267	28,642,739

Commitments and contingencies	─	─

Stockholders’ equity:
Preferred Stock - $0.01 par value (100,000 shares authorized and no shares issued or outstanding at March 31, 2016 and December 31, 2015, respectively)	─	─
Common stock - $0.01 par value (75,000,000 shares authorized; 23,489,711 and 23,395,211 shares issued at March 31, 2016 and December 31, 2015, respectively and 23,424,699 and 23,319,287 shares outstanding at March 31, 2016 and December 31, 2015, respectively)	234,897	233,952
Additional paid-in capital	240,282,304	239,668,235
Accumulated other comprehensive loss	─	(3,858)
Accumulated deficit	(224,024,545)	(218,130,360)
	16,492,656	21,767,969
Treasury stock, at cost (65,012 and 75,924 shares at March 31, 2016 and December 31, 2015, respectively)	(1,183,636)	(1,382,305)
Total stockholders’ equity	15,309,020	20,385,664

Total liabilities and stockholders’ equity	$43,329,287	$49,028,403

See accompanying notes to the financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Licensing revenue	$125,000	$125,000

Operating expenses:
Research and development	3,441,171	4,506,408
General and administrative	1,862,525	2,031,840
Total operating expenses	5,303,696	6,538,248

Loss from operations	(5,178,696)	(6,413,248)

Other (expense) income:
Loss from valuation of common stock warrant liability	–	(43,228)
Loss from valuation of earn-out milestone liability	(302,656)	(172,136)
Investment income, net	9,341	16,380
Interest expense	(244,198)	(392,303)
Other expense	(258)	(533)
Total other (expense) income, net	(537,771)	(591,820)

Net loss attributable to common shareholders	$(5,716,467)	$(7,005,068)

Net loss attributable to common shareholders per common share
Basic and diluted	$(0.24)	$(0.35)

Weighted average shares outstanding
Basic and diluted	23,388,917	19,990,217

See accompanying notes to the financial statements.

CELSION CORPORATION

 CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Other comprehensive (loss) gain

Changes in:
Realized loss (gain) on investment securities recognized in investment income, net	$3,858	$(129)

Unrealized gain on investment securities	–	8,207
Other comprehensive gain	3,858	8,078

Net loss	(5,716,467)	(7,005,068)
Comprehensive loss	$(5,712,609)	$(6,996,990)

See accompanying notes to the financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(5,716,467)	$(7,005,068)
Non-cash items included in net loss:
Depreciation and amortization	121,875	109,875
Change in fair value of common stock warrant liability	–	43,228
Change in fair value of earn-out milestone liability	302,656	172,136
Deferred revenue	(125,000)	(125,000)
Stock-based compensation costs	615,014	848,843
Shares issued out of treasury	20,951	26,736
Amortization of deferred finance charges and debt discount associated with notes payable	85,192	127,392
Change in deferred rent liability	(8,813)	(6,546)
Loss (gain) realized on sale of investment securities	3,858	(129)
Net changes in:
Accrued interest on short term investments	26,729	172,328
Prepaid expenses, deposits and other assets	(182,102)	(399,774)
Accounts payable	(65,286)	632,437
Accrued liabilities	177,272	(532,781)
Net cash (used in) operating activities:	(4,744,121)	(5,936,323)

Cash flows from investing activities:
Purchases of investment securities	–	(15,277,192)
Proceeds from sale and maturity of investment securities	10,799,890	17,062,532
Purchases of property and equipment	(21,878)	(43,174)
Net cash provided by investing activities	10,778,012	1,742,166

Cash flows from financing activities:
Principal payments on notes payable	(988,493)	(878,437)
Net cash (used in) financing activities	(988,493)	(878,437)

Increase (decrease) in cash and cash equivalents	5,045,398	(5,072,594)
Cash and cash equivalents at beginning of period	9,265,144	12,686,881
Cash and cash equivalents at end of period	$14,310,542	$7,614,287

Supplemental disclosures of cash flow information:
Interest paid	$165,527	$264,911

See accompanying notes to the financial statements.

CELSION CORPORATION

 NOTES TO THE CONDENSED CONSOLIDATED

  FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and Form 10K/A for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission (SEC) on March 30, 2016 and April 29, 2016, respectively.

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

Note 3. Management’s Plan

The Company has incurred an accumulated deficit of $224 million through March 31, 2016. In addition, the Company has incurred negative cash flow from operations since it started the business. The Company has spent, and expects to continue to spend, substantial amounts in connection with implementing its business strategy, including the planned product development efforts, clinical trials, and research and discovery efforts.

The actual amount of funds the Company will need to operate is subject to many factors, some of which are beyond the Company’s control. These factors include the following:

●	the progress of research activities;

●	the number and scope of research programs;

●	the progress of preclinical and clinical development activities;

●	the progress of the development efforts of parties with whom the Company has entered into research and development agreements;

●	the costs associated with additional clinical trials of product candidates;

●	the ability to maintain current research and development licensing arrangements and to establish new research and development and licensing arrangements;

●	the ability to achieve milestones under licensing arrangements;

●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and

●	the costs and timing of regulatory approvals.

The Company has based its estimate on assumptions that may prove to be wrong. The Company may need to obtain additional funds sooner or in greater amounts than it currently anticipates. Potential sources of financing include strategic relationships, public or private sales of the Company’s shares or debt and other sources.

The Company may seek to access the public or private equity markets when conditions are favorable due to long-term capital requirements. As more fully discussed in Note 11, the Company has $7.5 million available under a controlled equity offering facility it has with Cantor Fitzgerald & Co. Besides this equity facility, the Company does not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when needed on terms that will be acceptable to it, or at all. If the Company raises funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of the existing stockholders will be diluted. If the Company is not able to obtain financing when needed, it may be unable to carry out the business plan. As a result, the Company may have to significantly limit its operations and its business, financial condition and results of operations would be materially harmed.

Note 4.   New Accounting Pronouncements

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 Interest – Imputation of Interest (ASU Subtopic 835-30). The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU Subtopic 835-30 became effective for the Company beginning January 1, 2016 and was applied retrospectively. This adoption resulted in the reclassification of unamortized deferred financing fees related to the Company’s notes payable from other assets totaling $18,931 and $26,131 as of March 31, 2016 and December 31, 2015, respectively.

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

Note 5.   Net Loss per Common Share

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

For the three month periods ended March 31, 2016 and 2015, diluted loss attributable to common shareholders per common share was the same as basic loss attributable to common shareholders per common share as all options and warrants that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted earnings attributable to common shareholders per common share as their effect would have been anti-dilutive. The total number of shares of common stock issuable upon exercise of warrants and equity awards were 8,627,832 and 6,343,151 for the three month periods ended March 31, 2016 and 2015, respectively.

Note 6.   Investment Securities - Available For Sale

Short term investments available for sale of $10,799,890 as of December 31, 2015 consist of money market funds, commercial paper, corporate debt securities, and government agency debt securities. They are valued at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in Accumulated Other Comprehensive Income.

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

A summary of the cost, fair value and maturities of the Company’s short-term investments is as follows:

	March 31, 2016		December 31, 2015
	Cost	Fair Value	Cost	Fair Value
Short-term investments
Certificate of deposit	$–	$–	$4,800,000	$4,798,810
Bonds- corporate issuances	–	–	6,003,748	6,001,080
Total	$–	$–	$10,803,748	$10,799,890

	March 31, 2016		December 31, 2015
	Cost	Fair Value	Cost	Fair Value

Short-term investment maturities
Within 3 months	$–	$–	$10,803,748	$10,799,890
Between 3-12 months	–	–	–	–
Total	$–	$–	$10,803,748	$10,799,890

Investment income, which includes net realized losses on sales of available for sale securities and investment income interest and dividends, is summarized as follows:

	Three Months Ended March 31,
Description of Securities	2016	2015

Interest and dividends accrued and paid	$18,987	$93,175
Accretion of investment premium	(5,788)	(76,924)
Realized (losses) gains	(3,858)	129
Investment income, net	$9,341	$16,380

The following table shows the Company’s investment securities gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016. The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	March 31, 2016		December 31, 2015
Description of Securities	Fair Value	Unrealized Holding Gains (Losses)	Fair Value	Unrealized Holding Gains (Losses)

Available for Sale (all unrealized holding gains and losses are less than 12 months at date of measurement)
Short-term investments with unrealized gains	$–	$–	$240,024	$24
Short-term investments with unrealized losses	–	–	10,559,866	(3,882)
Total	$–	$–	$10,799,890	$(3,858)

The following table presents the change, by component, in accumulated other comprehensive loss for the first three months of 2016.

Accumulated Other Comprehensive Loss
Balance at January 1, 2016	$(3,858)

Realized loss reclassified from other accumulated comprehensive loss	3,858
Other comprehensive gain, net	3,858

Balance at March 31, 2016	$–

Note 7.   Fair Value of Measurements

FASB Accounting Standards Codification (ASC) Section 820 “Fair Value Measurements and Disclosures,” establishes a three level hierarchy for fair value measurements which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are as follows:

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

Cash and cash equivalents, other current assets, accounts payable and other accrued liabilities are reflected in the balance sheet at their estimated fair values primarily due to their short-term nature. There were no transfers of assets of liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the three months ended March 31, 2016 except for the change in the earn-out milestone liability were included in earnings.

Assets and liabilities measured at fair value are summarized below:

	Total Fair Value on the Balance Sheet	Quoted Prices In Active Markets For Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Recurring items as of December 31, 2015
Short-term investments available for sale	$10,799,890	$10,799,890	─	─

Liabilities:
Recurring items as of March 31, 2016
Earn-out milestone liability (Note 13)	$14,224,068	─	─	$14,224,068

Recurring items as of December 31, 2015
Earn-out milestone liability (Note 13)	$13,921,412	─	─	$13,921,412

Note 8. Acquisition of EGEN, Inc.

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

The total aggregate purchase price for the acquisition is up to $44.4 million, which includes potential future payments of up to $30.4 million contingent upon achievement of certain milestones set forth in the EGEN Purchase Agreement (Earn-out Payments). At the closing, Celsion paid approximately $3.0 million in cash after expense adjustment and issued 2,712,188 shares of its common stock to EGEN. The shares of Celsion common stock were issued in a private transaction exempt from registration under the Securities Act of 1933, as amended (the Securities Act), pursuant to Section 4(2) thereof. In addition, 670,070 shares of common stock are issuable to EGEN on or after August 2, 2016 pending satisfactory resolution of any post-closing adjustments of expenses and EGEN’s indemnification obligations under the EGEN Purchase Agreement (Holdback Shares). A registration statement (File No. 333-198786) was filed on September 16, 2014 and declared effective on September 30, 2014 for the resale of the shares of common stock issued and issuable to EGEN under the EGEN Purchase Agreement.

The Earn-out payments of up to $30.4 million will become payable, in cash, shares of Celsion common stock or a combination thereof, at Celsion’s option, as follows:

●	$12.4 million will become payable upon achieving certain specified development milestones relating to an ovarian cancer study of GEN-1 to be conducted by the Company or its subsidiary;

●	$12.0 million will become payable upon achieving certain specified development milestones relating to a GEN-1 glioblastoma multiforme brain cancer study to be conducted by us or our subsidiary; and

●	up to $6.0 million will become payable upon achieving certain specified milestones relating to the TheraSilence TM technology acquired from EGEN in the acquisition.

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

*

The total aggregate purchase price for the acquisition of substantially all the assets of EGEN included potential future Earn-out Payments contingent upon achievement of certain milestones. The difference  between the aggregate $30.4 million in future Earn-out Payments and the $13.9 million included in the fair value of the acquisition consideration at June 20, 2014 was based on the Company's risk-adjusted assessment of each milestone and utilizing a discount rate based on the estimated time to achieve the milestone. These milestone payments will be fair valued at the end of each quarter and any change in their value will be recognized in the financial statements. As of March 31, 2016 and December 31, 2015, the Company fair valued these milestones at $14.2 million and $13.9 million, respectively, and recognized a non-cash charge of $302,656 during the three months ended March 31, 2016 as a result of the change in the fair value of these milestones from December 31, 2015. As of March 31, 2015 and December 31, 2014, the Company fair valued these milestones at $13.8 million and $13.7 million, respectively, and recognized a non-cash charge of $172,136 during the three months ended March 31, 2015 as a result of the change in the fair value of these milestones from December 31, 2014.

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

The purchase price exceeded the estimated fair value of the net assets acquired by approximately $2.0 million which was recorded as Goodwill. Goodwill represents the difference between the total purchase price for the net assets purchased from EGEN and the aggregate fair values of tangible and intangible assets acquired, less liabilities assumed. Goodwill is reviewed for impairment at least annually as of our third quarter ended September 30 or sooner if we believe indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. We first assessed qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will conduct a two-step quantitative goodwill impairment test. As of September 30, 2015, after our assessment of the totality of the events that could impair Goodwill, it is the Company’s conclusion “it is not more likely than not” that the Goodwill is impaired. Therefore, the Company is not required to conduct a two-step quantitative goodwill impairment test. No events have occurred as of March 31, 2016 that would affect the Company’s conclusion as of the September 30, 2015 assessment date.

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

As of the closing of the acquisition, the IPR&D is considered indefinite lived intangible assets and will not be amortized. IPR&D is reviewed for impairment at least annually as of our third quarter ended September 30, and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. When performing our impairment assessment, we have the option to first assess qualitative factors to determine whether it is necessary to recalculate the fair value of our acquired IPR&D. If we elect this option and believe, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of our acquired IPR&D is less than its carrying amount, we calculate the fair value using the same methodology as described above. If the carrying value of our acquired IPR&D exceeds its fair value, then the intangible asset is written-down to its fair value. Alternatively, we may elect to not first assess qualitative factors and immediately recalculate the fair value of our acquired IPR&D. As of September 30, 2015, after our assessment of the totality of the events that could impair IPR&D, it is the Company’s conclusion “it is not more likely than not” that the indefinite-lived intangible assets are impaired. Therefore, the Company is not required to calculate the fair value of the intangible assets and perform a quantitative impairment test. No events have occurred as of March 31, 2016 that would affect the Company’s conclusion as of its assessment date.

The purchase price exceeded the estimated fair value of the net assets acquired by approximately $2.0 million which was recorded as goodwill.

Note 9. Accrued Liabilities

Other accrued liabilities at March 31, 2016 and December 31, 2015 include the following:

	March 31, 2016	December 31, 2015
Amounts due to contract research organizations and other contractual agreements	$852,243	$571,615
Accrued payroll and related benefits	760,341	947,078
Accrued professional fees	411,600	319,200
Accrued interest on notes payable	53,117	62,136
Other	19,740	19,740
Total	$2,097,041	$1,919,769

Note 10.  Note Payable

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

In connection with the Hercules Credit Agreement, the Company incurred cash expenses of $122,378 which were recorded as deferred financing fees.  These deferred financing fees are being amortized as interest expense using the effective interest method over the life of the loan.  In connection with adoption of ASU Subtopic 835-30 during the first quarter of 2016, unamortized deferred financing fees of $18,931 and $26,131 as of March 31, 2016 and December 31, 2015, respectively, have been reclassified as a direct deduction from the debt liability consistent with the presentation of a debt discount. Also in connection with the Hercules Credit Facility, the Company paid loan origination fees of $230,000 which has been classified as debt discount. This amount is being amortized as interest expense using the effective interest method over the life of the loan.

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

For the three month periods ended March 31, 2016 and 2015, the Company incurred $165,527 and $264,911 in interest expense, respectively, and amortized $78,671 and $127,392, respectively as interest expense for deferred fees, debt discount and end of term charges in connection with the Hercules Credit Agreement.

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

Total notes payable associated with the Hercules Credit Agreement consisted of the following at:

	March 31,	December 31,
	2016	2015
Principal amount	$5,363,798	$6,345,769
Amortized end of term charges	290,257	265,859
Unamortized debt issuance costs	(133,622)	(187,894)
Total convertible notes payable	$5,520,433	$6,423,734

Following is a schedule of future principle payments before debt discount due on the Hercules Credit Agreement:

For the year ending March 31,
2017	$4,219,950
2018	1,143,848
2019 and thereafter	–
Total	$5,363,798

Note 11. Stockholders’ Equity

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

As more fully discussed in Note 8, the Company issued 2,712,188 shares of its common stock to the shareholders of EGEN, Inc. to acquire certain assets of EGEN. The shares of Celsion’s common stock were issued in a private transaction exempt from registration under the Securities Act of 1933, as amended (the Securities Act), pursuant to Section 4(2) thereof. In addition, 670,070 shares of Celsion common stock are issuable to EGEN shareholders on or after August 2, 2016 pending satisfactory resolution of any post-closing adjustments of expenses and EGEN’s indemnification obligations under the EGEN Purchase Agreement (Holdback Shares). The common stock issued and issuable to EGEN pursuant to the Asset Purchase Agreement were filed pursuant to Rule 415 under the Securities Act of 1933 on the Prospectus for Registration Statement No. 333-198786 and was declared effective on September 30, 2014.

Controlled Equity Offering

On February 1, 2013, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which Celsion may offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (the “ATM Shares”) pursuant to the Company’s previously filed and effective Registration Statement on Form S-3. Under the ATM Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the our common stock or to or through a market maker.  From February 1, 2013 through March 31, 2016, the Company sold and issued an aggregate of 1,479,535 shares of common stock under the ATM Agreement, receiving approximately $7.4 million in net proceeds.

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

The ATM Agreement will terminate upon the earlier of (i) the sale of ATM Shares under the ATM Agreement having an aggregate offering price of $25 million and (ii) the termination of the ATM Agreement by Cantor or the Company. The ATM Agreement may be terminated by Cantor or the Company at any time upon 10 days' notice to the other party, or by Cantor at any time in certain circumstances, including the occurrence of a material adverse change in the Company.  The Company pays Cantor a commission of 3.0% of the aggregate gross proceeds from each sale of ATM Shares and has agreed to provide Cantor with customary indemnification and contribution rights. The Company also reimbursed Cantor for legal fees and disbursements of $50,000 in connection with entering into the ATM Agreement. On October 2, 2015, we filed a prospectus supplement to the base prospectus that forms a part of the Shelf Registration Statement, filed on September 4, 2015 and declared effective by the SEC on September 25, 2015, pursuant to which we may offer and sell up to $7,500,000 of common stock from time to time under the ATM Agreement. The Company currently has approximately $17.4 million remaining under the ATM Agreement.

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

A summary of the Company’s stock option and restricted stock awards for the three months ended March 31, 2016 is as follows:

	Stock Options		Restricted Stock Awards		Weighted Average
Equity Awards	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Contractual Terms of Equity Awards (in years)

Equity awards outstanding at December 31, 2015	2,139,822	$5.64	81,518	$2.64
Equity awards granted	551,250	$1.33	94,500	$1.33
Equity awards exercised	–	–	(94,500)	$1.33
Equity awards forfeited, cancelled or expired	(39,433)	$12.24	–	–

Equity awards outstanding at March 31, 2016	2,651,639	$4.64	81,518	$2.64	7.7

Aggregate intrinsic value of outstanding awards at March 31, 2016	$71,662		$119,016

Equity awards exercisable at March 31, 2016	1,704,188	$5.63			7.0

Aggregate intrinsic value of awards exercisable at March 31, 2016	$23,888

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

The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Three Months Ended March 31,
	2016	2015
Risk-free interest rate	1.87%	2.06%
Expected volatility	89.1%	93.0%
Expected life (in years)	10.00	10.00
Expected forfeiture rate	10%	5%
Expected dividend yield	0.0%	0.0%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. The risk free interest rate is derived from values assigned to U.S. Treasury bonds as published in the Wall Street Journal in effect at the time of grant. The model incorporates exercise, pre-vesting and post-vesting forfeiture assumptions based on analysis of historical data. The expected life of the fiscal 2016 and 2015 grants was generated using the simplified method.

Total compensation cost related to employee stock options and restricted stock awards totaled $615,014 and $848,843 for the three months ended March 31, 2016 and 2015, respectively.  No compensation cost related to share-based payments arrangements was capitalized as part of the cost of any asset as of March 31, 2016 and 2015.

As of March 31, 2016, there was $0.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.2 years. The weighted average grant-date fair value was $1.14 and $2.17 per share for the options granted during the three months ended March 31, 2016 and 2015, respectively.  The weighted average grant-date fair value was $1.33 and $3.50 for the restricted stock awards granted during the three months ended March 31, 2016 and 2015, respectively.

Collectively, for all of the Company’s stock option plans as of March 31, 2016, there were a total of 3,565,770 shares reserved with 2,733,157 equity awards granted and 832,613 equity awards available for future issuance.

Note 13. Earn-out Milestone Liability

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

As of March 31, 2016 and December 31, 2015, the Company fair valued these milestones at $14.2 million and $13.9 million, respectively, and recognized a non-cash charge of $302,656 during the three months ended March 31, 2016 as a result of the change in the fair value of these milestones from December 31, 2015. As of March 31, 2015 and December 31, 2014, the Company fair valued these milestones at $13.8 million and $13.7 million, respectively, and recognized a non-cash charge of $172,136 during the three months ended March 31, 2015 as a result of the change in the fair value of these milestones from December 31, 2014.

The following is a schedule of the Company’s risk-adjustment assessment of each milestone:

Date	Risk-adjustment Assessment of each Milestone			Discount Rate	Estimated Time to Achieve (years)

March 31, 2016	10%	to	75%	9%	0.25	to	2.25
December 31, 2015	10%	to	75%	9%	0.50	to	2.50
March 31, 2015	10%	to	67%	9%	1.17	to	6.26
December 31, 2014	10%	to	75%	9%	1.25	to	6.50

The following is a summary of the changes in the earn-out milestone liability for 2016:

Balance at January 1, 2016	$13,921,412
Non-cash charge from the adjustment for the change in fair value included in net loss	302,656
Balance at March 31, 2016	$14,224,068

Note 14. Warrants

Common Stock Warrants

Following is a summary of all warrant activity for the three months ended March 31, 2016:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price

Warrants outstanding at December 31, 2015	5,894,675	$6.37
Warrants issued during the three months ended March 31, 2016	–
Warrants expired during the three months ended March 31, 2016	–

Warrants outstanding at March 31, 2016	5,894,675	$6.37

Aggregate intrinsic value of outstanding warrants at March 31, 2016	–

Weighted average remaining contractual terms at March 31, 2016 (years)	2.6

Note 15. Contingent Liabilities and Commitments

In July 2011, the Company executed a lease (the “Lease”) with Brandywine Operating Partnership, L.P. (Brandywine), a Delaware limited partnership for a 10,870 square foot premises located in Lawrenceville, New Jersey.  In October 2011, the Company relocated its offices to Lawrenceville, New Jersey from Columbia, Maryland.  The lease has a term of 66 months and provides for 6 months of rent free, with the first monthly rent payment of approximately $23,000 due and paid in April 2012.  Also, as required by the Lease, the Company provided Brandywine with an irrevocable and unconditional standby letter of credit for $250,000, which the Company secured with an escrow deposit at its banking institution of this same amount.  The standby letter of credit will be reduced by $50,000 on each of the 19th, 31st and 43rd months from the initial term, with the remaining $100,000 amount remaining until the Lease Term has expired. In connection with three $50,000 reductions of the standby letter of credit in April 2013 and 2014 and 2015, the Company reduced the escrow deposit by $50,000 each time. This lease has a remaining term of 13 months with rent payments of approximately $24,900 per month.

In connection with the EGEN Asset Purchase agreement in June 2014, the Company assumed the existing lease with another landlord for an 11,500 square foot premises located in Huntsville Alabama. This lease has a remaining term of 22 months with rent payments of approximately $23,200 per month.

Note 16. Technology Development and Licensing Agreements

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

Forward-Looking Statements

Statements and terms such as “expect”, “anticipate”, “estimate”, “plan”, “believe” and words of similar import regarding our expectations as to the development and effectiveness of our technologies, the potential demand for our products, and other aspects of our present and future business operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, readers should specifically consider the various factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 30, 2016 with the Securities and Exchange Commission, which factors include, without limitation, plans and objectives of management for future operations or programs or proposed new products or services; changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing; possible changes in capital structure, financial condition, working capital needs and other financial items; changes in approaches to medical treatment; clinical trial analysis and future plans relating thereto; our ability to realize the full extent of the anticipated benefits of our acquisition of substantially all of the assets of Egen, Inc., including achieving operational cost savings and synergies in light of any delays we may encounter in the integration process and additional unforeseen expenses; introduction of new products by others; possible licenses or acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, partners, competitors and regulatory authorities. These and other risks and uncertainties could cause actual results to differ materially from those indicated by forward-looking statements.

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

On December 16, 2015, we announced that we had received the clinical trial application approval from the CFDA to conduct the OPTIMA Study in China. This clinical trial application approval will now allow Celsion to enroll patients at up to 20 additional clinical sites in China. With the addition of these Chinese clinical sites, the Company expects to complete enrollment in the OPTIMA Study during the first quarter of 2018. On April 26, 2016, we announced that the first patient in China has been enrolled in the OPTIMA Study. Results from the OPTIMA Study, if successful, will provide the basis for a global registration filing and marketing approval.

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

The Euro-DIGNITY Study. The Company anticipates a that Phase II study of Radiation Therapy, Hyperthermia and ThermoDox® to treat patients with local-regional recurrent chest wall breast cancer will be initiated by five clinical sites located in Italy, Israel, Poland and the Czech Republic (the Euro-DIGNITY Study). The Euro-DIGNITY Study will be Phase II study enrolling up to 70 patients affected by recurrent breast adenocarcinoma on the chest wall with/without nodes over a period of two years.

The primary objectives of the Euro-DIGNITY Study will be (i) to evaluate efficacy in patients after treatment with ThermoDox® plus Hyperthermia measuring tumor diameter as a response to therapy and (ii) to evaluate loco-regional breast tumor control in patients who undergo ThermoDox®/hyperthermia/radiation therapy as measured by target lesion clinical response rate combining a RECIST criteria with digital photography to gauge response.

Secondary objectives of the Euro-DIGNITY Study will be (i) to evaluate the safety of the combination of ThermoDox/ Hyperthermia/Radiation Therapy among patients with local-regional recurrence (LRR) breast cancer, (ii) to evaluate the duration of local control complete response, partial response and stable disease following treatment with ThermoDox/ Hyperthermia/ Radiation Therapy up to 24 months among patients with LRR breast cancer and (iii) to assess Patient Reported Quality of Life using the FACT-B and Brief Pain Inventory following treatment with ThermoDox/Hyperthermia/ Radiation Therapy among patients with LRR breast cancer.

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

On May 2, 2016, we announced data from the first cohort of patients in the OVATION Study. In the first three patients dosed, GEN-1 plus standard chemotherapy produced positive results, with no dose limiting toxicities and promising efficacy signals leading to successful surgical outcomes as summarized below:

●	Of the three patients treated in the first cohort, two patients demonstrated stable disease (SD) and one patient demonstrated a complete response (CR), as measured by RECIST criteria.

●

All patients had successful resections of their tumors, with two patients having an R0 resection, which indicates a microscopically margin-negative resection in which no gross or microscopic tumor remains in the tumor bed, and one patient with an optimal R1 resection.

●

One patient demonstrated a pathological complete response (pCR). pCRs are typically seen in less than 7% of patients receiving neoadjuvant chemotherapy followed by surgical resection, and have been associated with a median overall survival (OS) of 72 months, which is more than three years longer than those who do not experience a pCR¹.

●

All patients experienced a dramatic > 96% drop in their CA-125 protein levels as of their most recent study visit. CA-125 is used to monitor certain cancers during and after treatment. CA-125 is present in greater concentrations in ovarian cancer cells than in other cells. A 50% reduction in CA-125 levels is considered meaningful. All patients' CA-125 levels were below the standard cutoff level of 35 U/mL.

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

Financing Overview

Equity and Debt Financings

During 2015 and 2014 and thus far in 2016, we issued a total of 6.9 million shares of common stock; in the following equity transactions for an aggregate $23.6 million in gross proceeds.

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

We believe that our cash and cash equivalents of $14.3 million on hand at March 31, 2016, coupled with our access to the ATM, are sufficient to fund operations through the first quarter of 2017.  However, our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing, progress and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other unforeseen uses of cash. To complete the development and commercialization of our products, we will need to raise substantial amounts of additional capital to fund our operations. We do not have any committed sources of financing and cannot give assurance that alternate funding will be available in a timely manner, on acceptable terms or at all. We may need to pursue dilutive equity financings, such as the issuance of shares of common stock, preferred stock, convertible debt or other convertible or exercisable securities, which financings could dilute the percentage ownership of our current common stockholders and could significantly lower the market value of our common stock.

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

FINANCIAL REVIEW FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Results of Operations

For the three months ended March 31, 2016, our net loss was $5.7 million compared to a net loss of $7.0 million for the same period of 2015. As of March 31, 2016, we had $14.3 million in cash and cash equivalents.

	Three Months Ended March 31,
	(In thousands)		Change Increase (Decrease)
	2016	2015		%

Licensing Revenue:	$125	$125	$–	–%

Operating Expenses:
Clinical Research	2,809	3,299	(490)	(14.9)%
Chemistry, Manufacturing and Controls	632	1,207	(575)	(47.6)%
Research and development	3,441	4,506	(1,065)	(23.6)%
General and administrative	1,863	2,032	(169)	(8.3)%
Total operating expenses	5,304	6,538	(1,234)	(18.9)%

Loss from operations	$(5,179)	$(6,413)	$1,234	19.2%

Comparison of the Three Months ended March 31, 2016 and 2015

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten year term of the agreement; therefore we recorded deferred revenue of $125,000 in each of the first quarters of 2016 and 2015.

Research and Development Expenses

Research and development (R&D) expenses decreased by $1.1 million to $3.4 million in the first quarter of 2016 from $4.5 million in the same period of 2015.  Costs associated with the OPTIMA Study were $1.0 million in the first quarter of 2016 compared to $1.1 million in the same period of 2015. Study costs associated with the HEAT Study were relatively insignificant in the first quarter of 2016 compared to $0.2 million in the same period of 2015. The costs associated with the HEAT Study are expected to be minimal as we continue to follow patients for overall survival only. Costs associated with our recurrent chest wall breast cancer clinical trial were relatively insignificant in the first quarter of 2016 compared to $0.1 million in the same period of 2015. Other clinical costs were $0.9 million and $0.4 million in the first quarters of 2016 and 2015, respectively. Other R&D costs were $0.1 million and $0.4 million in the first quarters of 2016 and 2015, respectively. Costs associated with the production of ThermoDox® to support the OPTIMA Study decreased to $0.6 million in the first quarter of 2016 compared to $1.2 million the same period of 2015. Costs associated with the research and development of GEN-1 was $0.8 million in the first quarter of 2016 compared to $1.1 million the same period of 2015.

General and Administrative Expenses

General and administrative (G&A) expenses remained comparable at $1.9 million in the first quarter of 2016 and $2.0 million the same period of 2015. We continue to take those steps necessary to reduce our overall expenses.

Change in Earn-out Milestone Liability

The total aggregate purchase price for the acquisition of assets from EGEN included potential future earn-out payments contingent upon achievement of certain milestones. The difference between the aggregate $30.4 million in future earn-out payments and the $13.9 million included in the fair value of the acquisition consideration at June 20, 2014 was based on the Company's risk-adjusted assessment of each milestone and utilizing a discount rate based on the estimated time to achieve the milestone. These milestone payments will be fair valued at the end of each quarter and any change in their value will be recognized in the financial statement. As of March 31, 2016, the Company fair valued these milestones at $14.2 million and recognized a non-cash charge of $0.3 million as a result of the change in the fair value of these milestones from $13.9 million at December 31, 2015. The Company recognized a non-cash charge of $0.2 million in the first quarter of 2015 as a result of the change in the fair value of these milestones at $13.8 million at March 31, 2015 from $13.6 million at December 31, 2014.

Investment income and interest expense

In connection with its debt facilities the Company incurred $0.2 million and $0.4 million in interest expense in the three month periods ended March 31, 2016 and 2015, respectively.

Change in Warrant Liability and Other (expense) income

Change in warrant liability and other (expense) income for the first quarters of 2016 and 2015 was not significant.

Financial Condition, Liquidity and Capital Resources

Since inception we have incurred significant losses and negative cash flows from operations.  We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities and amounts received under our product licensing agreement with Yakult and our technology development agreement with Hisun. The process of developing and commercializing ThermoDox®, GEN-1 and other product candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts.  We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future.  Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $224 million at March 31, 2016.

At March 31, 2016, we had total current assets of $14.7 million (including cash and cash equivalents of $14.3 million) and current liabilities of $9.6 million, resulting in net working capital of $5.1 million.  At December 31, 2015 we had total current assets of $20.3 million (including cash, cash equivalents and short term investments and related interest receivable on short term investments of $20.1 million) and current liabilities of $9.3 million, resulting in net working capital of $11.0 million.

Net cash used in operating activities for the three month period of 2016 was $4.7 million.  Our 2016 net loss for the three month period ended March 31, 2016 included $0.6 million in non-cash stock-based compensation expense and $0.3 million in a non-cash charge based on the change in the earn-out milestone liability.

The $4.7 million net cash used in operating activities was mostly funded from cash and short term investments.  At March 31, 2016, we had cash and cash equivalents of $14.3 million.

Net cash used in financing activities was $1.0 million during the three month period ended March 31, 2016 which was $1.0 million in debt service payments under the Hercules Credit Agreement.

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

We believe that our cash and investment resources of $14.3 million on hand at March 31, 2016, coupled with the remaining availability of $17.4 million under the ATM, are sufficient to fund operations through the first quarter of 2017.  However, our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing, progress and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other unforeseen uses of cash.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet financing arrangements.  There were no material changes during the three months ended March 31, 2016 to our operating leases, which are disclosed in the contractual commitments table in our Annual Report on Form 10-K and on Form 10K/A for the fiscal year ended December 31, 2015 filed on March 30, 2016 and April 29, 2016, respectively, with the Securities and Exchange Commission.

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

Item 4.    CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2016, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the Securities and Exchange Commission.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.  Risk Factors

The following is a summary of the risk factors, uncertainties and assumptions that we believe are most relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ significantly from anticipated or historical results and our forward-looking statements. Additional risks that we currently believe are immaterial may also impair our business operations. Investors should carefully consider the risks described below before making an investment decision, and understand that it is not possible to predict or identify all such factors. Consequently, investors should not consider the following to be a complete discussion of all potential risks or uncertainties. Moreover, we operate in a competitive and rapidly changing environment.  New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.  The description provided in this Item 1A includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 30, 2016 with the Securities and Exchange Commission (SEC) and on Form 10-K/A for the fiscal year ended December 31, 2015 filed on April 29, 2016 with the SEC.  In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report and our other filings made from time to time with the SEC.

RISKS RELATED TO OUR BUSINESS

We have a history of significant losses from operations and expect to continue to incur significant losses for the foreseeable future.

Since our inception, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $224 million at March 31, 2016. For the years ended December 31, 2013, 2014 and 2015 and the three months ended March 31, 2016, we incurred a net loss of $8.3 million, $25.5 million, $22.5 million and $5.7 million, respectively. We currently have no product revenue and do not expect to generate any product revenue for the foreseeable future other than through the sale of our proprietary reagent products for life science research, which products are based on our newly acquired proprietary delivery platform technologies, TheraPlas™ and TheraSilence™. Because we are committed to continuing our product research, development, clinical trial and commercialization programs, we will continue to incur significant operating losses unless and until we complete the development of ThermoDox®, GEN-1 and other new product candidates and these product candidates have been clinically tested, approved by the U.S. Food and Drug Administration (FDA) and successfully marketed. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, us or our collaborators successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third party alternatives for any approved product and raising sufficient funds to finance business activities. If we or our collaborators are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As of March 31, 2016, we had approximately $14.3 million in cash and cash equivalents. We have substantial future capital requirements to continue our research and development activities and advance our drug candidates through various development stages, including the product candidates and technology platforms that we purchased from EGEN in June 2014. For example, ThermoDox® is being evaluated in a Phase III clinical trial in combination with RFA for the treatment of primary liver cancer, a Phase II clinical trial for the treatment of recurrent chest wall breast cancer and other preclinical studies. We initiated a Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer in the second half of 2015 and plan to expand our ovarian cancer development program to include a Phase I dose escalating trial evaluating GEN-1 in combination with Avastin® and Doxil® in platinum-resistant ovarian cancer patients. We will continue to conduct additional analyses of the data from the HEAT Study to assess the future strategic value of ThermoDox® and are performing sub-group analysis of the Chinese cohort of patients in the HEAT Study and other activities for further development of ThermoDox® for mainland China, Hong Kong and Macau. To complete the development and commercialization of our product candidates, we will need to raise substantial amounts of additional capital to fund our operations. Our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing, progress and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other unforeseen uses of cash. We do not have any committed sources of financing and cannot assure you that alternate funding will be available in a timely manner, on acceptable terms or at all. We may need to pursue dilutive equity financings, such as the issuance of shares of common stock, convertible debt or other convertible or exercisable securities. Such dilutive equity financings could dilute the percentage ownership of our current common stockholders and could significantly lower the market value of our common stock. In addition, a financing could result in the issuance of new securities that may have rights, preferences or privileges senior to those of our existing stockholders.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. Our January 31, 2013 announcement that the HEAT Study failed to meet its primary endpoint has resulted in significant volatility and a steep decline in the price of our common stock, a level of decline that could result in securities litigation. Plaintiffs’ securities litigation firms have publicly announced that they are investigating potential securities fraud claims that they may wish to make against us.  The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospect.  The closing price of our common stock as reported on The NASDAQ Capital Market had a high price of $3.15 and a low price of $1.65 in the 52-week period ended December 31, 2015 and a high price of $1.93 and a low price of $1.08 from January 2, 2016 through May 13, 2016. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of May 13, 2016, we had 23,436,772 shares of common stock outstanding, all of which shares, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, all of the shares of common stock issuable upon exercise of warrants will be freely tradable without restriction or further registration upon issuance.

Our stockholders may experience significant dilution as a result of future equity offerings or issuances and exercise of outstanding options and warrants.

In order to raise additional capital or pursue strategic transactions, we may in the future offer, issue or sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock, including the issuance of common stock in relation to the achievement, if any, of milestones triggering our payment of earn-out consideration in connection with the EGEN acquisition. Our stockholders may experience significant dilution as a result of future equity offerings or issuances. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders. As of May 13, 2016, we have a significant number of securities convertible into, or allowing the purchase of, our common stock, including 5,894,675 shares of common stock issuable upon exercise of warrants outstanding, 2,733,157 options to purchase shares of our common stock and restricted stock awards outstanding, and 832,613 shares of common stock reserved for future issuance under our stock incentive plans. Under the Controlled Equity OfferingSM Sales Agreement entered into with Cantor Fitzgerald & Co. on February 1, 2013, we may offer and sell, from time to time through “at-the-market” offerings, up to an aggregate of $25 million of shares of our common stock. We had only sold $7.6 million under the Sales Agreement as of May 13, 2016.

We may be unable to maintain compliance with The NASDAQ Marketplace Rules which could cause our common stock to be delisted from The NASDAQ Capital Market. This could result in the lack of a market for our common stock, cause a decrease in the value of an investment in us, and adversely affect our business, financial condition and results of operations.

Our common stock is currently listed on The NASDAQ Capital Market. To maintain the listing of our common stock on The NASDAQ Capital Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and stockholders’ equity of at least $2.5 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and a total market value of listed securities of at least $35 million. As of May 13, 2016, the closing sale price of our common stock was $1.49, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors and 10% or more stockholders) was approximately $31 million and the total market value of our listed securities was approximately $35 million. There is no assurance that we will continue to meet the minimum closing price requirement and other listing requirements. As of March 31, 2016, we had stockholders’ equity of $15.3 million.

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

10.1(***)

Amended and Restated Employment Agreement effective March 30, 2016, between Celsion Corporation and Michael H. Tardugno, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2015.

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

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders' Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

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

**	XBRL information is filed herewith.

***	Management contract or compensation plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 16, 2016	CELSION CORPORATION

Registrant

	By:	/s/Michael H. Tardugno
Michael H. Tardugno
Chairman, President and Chief Executive Officer

	By:	/s/Jeffrey W. Church
Jeffrey W. Church
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Item 6.	Exhibits.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders' Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

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