Form 10-Q
period 2016-06-30
Celsion CORP
filed 2016-08-15
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes ☐      No ☑

As of August 12, 2016, the Registrant had 25,810,573 shares of common stock, $0.01 par value per share, outstanding.

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

Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Celsion,” “we,” “us,” and “our” refer to Celsion Corporation, a Delaware corporation, its wholly-owned subsidiaries CLSN Laboratories, Inc., also a Delaware corporation, and Celsion GmbH, a limited liability company in Zug Switzerland.

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

 ii

PART I: FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

	June 30, 2016 (unaudited)	December 31, 2015
ASSETS

Current assets:
Cash and cash equivalents	$12,307,789	$9,265,144
Investment securities – available for sale, at fair value	2,160,000	10,799,890
Accrued interest receivable on investment securities	21	26,729
Advances, deposits and other current assets	500,775	189,553
Subtotal current assets	14,968,585	20,281,316

Property and equipment (at cost, less accumulated depreciation and amortization of $2,298,483 and $2,058,483, respectively)	657,630	854,872

Other assets:
In-process research and development	25,801,728	25,801,728
Goodwill	1,976,101	1,976,101
Security deposit on letter of credit	100,000	100,000
Patent licensing fees and other assets, net	10,636	14,386
Subtotal other assets	27,888,465	27,892,215

Total assets	$43,514,680	$49,028,403

See accompanying notes to the financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

(Continued)

	June 30, 2016 (unaudited)	December 31, 2015
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable ─ trade	$2,949,152	$2,830,227
Other accrued liabilities	2,378,544	1,919,769
Notes payable - current portion	4,578,650	4,073,716
Deferred revenue – current portion	500,000	500,000
Total current liabilities	10,406,346	9,323,712

Notes payable – non-current portion	-	2,350,018
Earn-out milestone liability	13,815,384	13,921,412
Deferred revenue – non-current portion	2,750,000	3,000,000
Other liabilities – non-current	30,881	47,597
Total liabilities	27,002,611	28,642,739

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred Stock - $0.01 par value (100,000 shares authorized and no shares issued or outstanding at June 30, 2016 and December 31, 2015, respectively)	-	-
Common stock - $0.01 par value (112,500,000 shares authorized; 25,833,493 and 23,395,211 shares issued at June 30, 2016 and December 31, 2015, respectively and 25,780,554 and 23,319,287 shares outstanding at June 30, 2016 and December 31, 2015, respectively)	258,335	233,952
Additional paid-in capital	245,972,736	239,668,235
Accumulated other comprehensive loss	-	(3,858)
Accumulated deficit	(228,755,172)	(218,130,360)
Subtotal	17,475,899	21,767,969
Treasury stock, at cost (52,939 and 75,924 shares at June 30, 2016 and December 31, 2015, respectively)	(963,830)	(1,382,305)
Total stockholders’ equity	16,512,069	20,385,664

Total liabilities and stockholders’ equity	$43,514,680	$49,028,403

See accompanying notes to the financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Licensing revenue	$125,000	$125,000	$250,000	$250,000

Operating expenses:
Research and development	3,336,372	3,567,699	6,777,543	8,074,107
General and administrative	1,529,305	1,801,843	3,391,830	3,833,683
Total operating expenses	4,865,677	5,369,542	10,169,373	11,907,790

Loss from operations	(4,740,677)	(5,244,542)	(9,919,373)	(11,657,790)

Other income (expense):
Gain (loss) from change in valuation of earn-out milestone liability	408,684	(69,392)	106,028	(241,528)
Loss from change in valuation of common stock warrant liability	-	(18,018)	-	(61,246)
Investment income, net	4,358	16,865	13,699	33,245
Interest expense	(203,353)	(360,259)	(447,551)	(752,562)
Other income (expense)	5	601	(253)	68
Total other income (expense), net	209,694	(430,203)	(328,077)	(1,022,023)

Net loss	$(4,530,983)	$(5,674,745)	$(10,247,450)	$(12,679,813)

Net loss per common share
Basic and diluted	$(0.19)	$(0.27)	$(0.43)	$(0.62)

Weighted average shares outstanding
Basic and diluted	24,124,052	20,969,821	23,752,258	20,477,344

See accompanying notes to the financial statements.

CELSION CORPORATION

 CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Other comprehensive (loss) gain

Changes in:
Realized loss on investment securities recognized in investment income, net	-	$339	$3,858	$210
Unrealized gain on investment securities	-	3,300	-	11,507

Other comprehensive gain	-	3,639	3,858	11,717

Net loss	(4,530,983)	(5,674,745)	(10,247,450)	(12,679,813)

Comprehensive loss	$(4,530,983)	$(5,671,106	$(10,243,592)	$(12,668,096)

See accompanying notes to the financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(10,247,450)	$(12,679,813)
Non-cash items included in net loss:
Depreciation and amortization	243,750	219,750
Change in fair value of common stock warrant liability	–	61,246
Change in fair value of earn-out milestone liability	(106,028)	241,528
Deferred revenue	(250,000)	(250,000)
Stock-based compensation costs	898,520	1,310,081
Shares issued out of treasury	41,113	52,027
Amortization of deferred finance charges and debt discount associated with notes payable	145,586	245,230
Change in deferred rent liability	(16,716)	(13,999)
Loss realized on sale of investment securities	3,858	210
Net changes in:
Accrued interest on short term investments	26,708	158,265
Advances, deposits and other current assets	(311,222)	(248,363)
Accounts payable	118,925	(486,460)
Accrued liabilities	458,775	(220,399)
Net cash (used in) operating activities:	(8,994,181)	(11,610,697)

Cash flows from investing activities:
Purchases of investment securities	(2,160,000)	(15,487,755)
Proceeds from sale and maturity of investment securities	10,799,890	20,894,325
Refund of security deposit on letter of credit	–	50,000
Purchases of property and equipment	(42,758)	(54,911)
Net cash provided by investing activities	8,597,132	5,401,659

Cash flows from financing activities:
Proceeds from sale of common stock equity, net of issuance costs	5,430,364	7,249,750
Principal payments on notes payable	(1,990,670)	(1,776,602)
Net cash provided by financing activities	3,439,694	5,473,148

Increase (decrease) in cash and cash equivalents	3,042,645	(735,890)
Cash and cash equivalents at beginning of period	9,265,144	12,686,881
Cash and cash equivalents at end of period	$12,307,789	$11,950,991

Supplemental disclosures of cash flow information:
Interest paid	$301,996	$507,332

See accompanying notes to the financial statements.

CELSION CORPORATION

 NOTES TO THE CONDENSED CONSOLIDATED

  FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Note 1.   Business Description

Celsion Corporation, a Delaware corporation based in Lawrenceville, New Jersey, its wholly-owned subsidiaries CLSN Laboratories, Inc., also a Delaware corporation, and Celsion GmbH, a limited liability company in Zug Switzerland, referred to herein as “Celsion”, “we”, or “the Company,” as the context requires, is a fully-integrated oncology drug development company focused on developing a portfolio of innovative cancer treatments, including directed chemotherapies, immunotherapies and RNA- or DNA-based therapies. Our lead program is ThermoDox®, a proprietary heat-activated liposomal encapsulation of doxorubicin, currently in Phase III development for the treatment of primary liver cancer. Our pipeline also includes GEN-1, a DNA-based immunotherapy for the localized treatment of ovarian and brain cancers. We have three platform technologies for the development of treatments for those suffering with difficult-to-treat forms of cancer, novel nucleic acid-based immunotherapies and other anti-cancer DNA or RNA therapies, including TheraPlas™ and TheraSilence™. We are working to develop and commercialize more efficient, effective and targeted oncology therapies based on our technologies, with the goal to develop novel therapeutics that maximize efficacy while minimizing side effects common to cancer treatments.

Note 2.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Celsion Corporation, CLSN Laboratories, Inc. and Celsion GmbH, have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  All intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and Form 10K/A for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission (SEC) on March 30, 2016 and April 29, 2016, respectively.

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

Note 3.   Management’s Plan

The Company has incurred an accumulated deficit of $229 million through June 30, 2016. In addition, the Company has incurred negative cash flow from operations since it started the business. The Company has spent, and expects to continue to spend, substantial amounts in connection with implementing its business strategy, including the planned product development efforts, clinical trials, and research and discovery efforts.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 Interest – Imputation of Interest (ASU Subtopic 835-30). The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU Subtopic 835-30 became effective for the Company beginning January 1, 2016 and was applied retrospectively. This adoption resulted in the reclassification of unamortized deferred financing fees related to the Company’s notes payable from other assets totaling $11,731 and $26,131 as of June 30, 2016 and December 31, 2015, respectively.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), which requires lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements and disclosures.

In March 2016, the FASB issued Accounting Standards Update No 2016-09, Compensation – Stock Compensation (Topic 718). The new standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for public companies for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods; however, early adoption is allowed. The Company is currently evaluating the impact of the pending adoption of the new standard on the Company’s consolidated financial statements.

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

For the three and six month periods ended June 30, 2016, the total number of shares of common stock issuable upon exercise of warrants and equity awards was 19,534,061. The Pre-funded Series B Warrants (as more fully described in Note 11 of these financial statements) convertible into shares of the Company’s common stock totaling 2,100,000 are considered issued in calculating basic loss per share. For the three and six month periods ended June 30, 2016, diluted loss per common share was the same as basic loss per common share as the other 17,434,061 warrants and equity awards that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted earnings per common share as their effect would have been anti-dilutive.

The total number of shares of common stock issuable upon exercise of warrants and equity awards were 8,188,708 for the three and six month periods ended June 30, 2015. For the three and six month periods ended June 30, 2015, diluted loss per common share was the same as basic loss per common share as all options and all warrants that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted earnings attributable to common shareholders per common share as their effect would have been anti-dilutive.

Note 6.   Investment Securities - Available For Sale

Short term investments available for sale of $2,160,000 and $10,799,890 as of June 30, 2016 and December 31, 2015 consist of certificates of deposit and corporate debt securities. They are valued at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in Accumulated Other Comprehensive Income.

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

A summary of the cost, fair value and maturities of the Company’s short-term investments is as follows:

	June 30, 2016		December 31, 2015
	Cost	Fair Value	Cost	Fair Value
Short-term investments
Certificate of deposit	$2,160,000	$2,160,000	$4,800,000	$4,798,810
Corporate debt securities	–	–	6,003,748	6,001,080
Total	$2,160,000	$2,160,000	$10,803,748	$10,799,890

	June 30, 2016		December 31, 2015
	Cost	Fair Value	Cost	Fair Value

Short-term investment maturities
Within 3 months	$–	$–	$10,803,748	$10,799,890
Between 3-12 months	2,160,000	$2,160,000	–	–
Total	$2,160,000	$2,160,000	$10,803,748	$10,799,890

Investment income, which includes net realized losses on sales of available for sale securities and investment income interest and dividends, is summarized as follows:

	Three Months Ended June 30,
Description of Securities	2016	2015

Interest and dividends accrued and paid	$4,358	$38,772
Accretion of investment premium	–	(21,568)
Realized (losses) gains	–	(339)
Investment income, net	$4,358	$16,865

	Six Months Ended June 30,
Description of Securities	2016	2015

Interest and dividends accrued and paid	$23,345	$131,974
Accretion of investment premium	(5,788)	(98,519)
Realized (losses) gains	(3,858)	(210)
Investment income, net	$13,699	$33,245

The following table shows the Company’s investment securities gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016. The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	June 30, 2016		December 31, 2015
Description of Securities	Fair Value	Unrealized Holding Gains (Losses)	Fair Value	Unrealized Holding Gains (Losses)

Available for Sale (all unrealized holding gains and losses are less than 12 months at date of measurement)
Short-term investments with unrealized gains	$2,160,000	$–	$240,024	$24
Short-term investments with unrealized losses	–	–	10,559,866	(3,882)
Total	$2,160,000	$–	$10,799,890	$(3,858)

The following table presents the change, by component, in accumulated other comprehensive loss for the first six months of 2016.

Accumulated Other Comprehensive Loss
Balance at January 1, 2016	$(3,858)

Realized loss reclassified from other accumulated comprehensive loss	3,858
Other comprehensive gain, net	3,858

Balance at June 30, 2016	$–

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

Cash and cash equivalents, other current assets, accounts payable and other accrued liabilities are reflected in the balance sheet at their estimated fair values primarily due to their short-term nature. There were no transfers of assets of liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the six months ended June 30, 2016 except for the change in the earn-out milestone liability included in earnings (Note 13).

Assets and liabilities measured at fair value are summarized below:

	Total Fair Value on the Balance Sheet	Quoted Prices In Active Markets For Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Recurring items as of June 30, 2016
Short-term investments available for sale	$2,160,000	$2,160,000	-	-

Recurring items as of December 31, 2015
Short-term investments available for sale	$10,799,890	$10,799,890	-	-

Liabilities:
Recurring items as of June 30, 2016
Earn-out milestone liability (Note 13)	$13,815,384	-	-	$13,815,384

Recurring items as of December 31, 2015
Earn-out milestone liability (Note 13)	$13,921,412	-	-	$13,921,412

Note 8.   Acquisition of EGEN, Inc.

On June 20, 2014, we completed the acquisition of substantially all of the assets of EGEN, Inc., an Alabama Corporation (EGEN) pursuant to an Asset Purchase Agreement (EGEN Purchase Agreement). We acquired all of EGEN’s right, title and interest in and to substantially all of the assets of EGEN, including cash and cash equivalents, patents, trademarks and other intellectual property rights, clinical data, certain contracts, licenses and permits, equipment, furniture, office equipment, furnishings, supplies and other tangible personal property. In addition, we assumed certain specified liabilities of EGEN, including the liabilities arising out of the acquired contracts and other assets relating to periods after the closing date.

The total aggregate purchase price for the acquisition is up to $44.4 million, which includes potential future payments of up to $30.4 million contingent upon achievement of certain milestones set forth in the EGEN Purchase Agreement (Earn-out Payments). At the closing, we paid approximately $3.0 million in cash after expense adjustment and issued 2,712,188 shares of its common stock to EGEN. In addition, 670,070 shares of common stock are currently issuable to EGEN pending satisfactory resolution of any post-closing adjustments of expenses and EGEN’s indemnification obligations under the EGEN Purchase Agreement (Holdback Shares).

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

The acquisition of EGEN was accounted for under the acquisition method of accounting which required the Company to perform an allocation of the purchase price to the assets acquired and liabilities assumed. The fair value of the consideration transferred for the acquisition was approximately $27.6 million. Under the acquisition method of accounting, the total purchase price was allocated to EGEN’s net tangible and intangible assets and liabilities based on their estimated fair values as of the acquisition date. The following table summarizes the fair values of these assets acquired and liabilities assumed related to the acquisition.

Property and equipment, net	$35,000
In-process research and development	25,802,000
Goodwill	1,976,000
Total assets:	27,813,000
Accounts payable and accrued liabilities	(235,000)
Net assets acquired	$27,578,000

Acquired In-Process Research and Development (IPR&D) consists of EGEN's drug technology platforms: TheraPlas™ and TheraSilence™. The fair value of the IPR&D drug technology platforms was estimated to be $25.8 million as of the acquisition date. As of the closing of the acquisition, the IPR&D is considered indefinite lived intangible assets and will not be amortized. IPR&D is reviewed for impairment at least annually as of our third quarter ended September 30, and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. As of September 30, 2015, after our assessment of the totality of the events that could impair IPR&D, it is the Company’s conclusion “it is not more likely than not” that the indefinite-lived intangible assets are impaired. Therefore, the Company is not required to calculate the fair value of the intangible assets and perform a quantitative impairment test. No events have occurred as of June 30, 2016 that would affect the Company’s conclusion as of its assessment date.

The purchase price exceeded the estimated fair value of the net assets acquired by approximately $2.0 million which was recorded as Goodwill. Goodwill represents the difference between the total purchase price for the net assets purchased from EGEN and the aggregate fair values of tangible and intangible assets acquired, less liabilities assumed. Goodwill is reviewed for impairment at least annually as of our third quarter ended September 30 or sooner if we believe indicators of impairment exist. As of September 30, 2015, after our assessment of the totality of the events that could impair Goodwill, it is the Company’s conclusion “it is not more likely than not” that the Goodwill is impaired. Therefore, the Company is not required to conduct a two-step quantitative goodwill impairment test. No events have occurred as of June 30, 2016 that would affect the Company’s conclusion as of the September 30, 2015 assessment date.

Note 9.  Accrued Liabilities

Other accrued liabilities at June 30, 2016 and December 31, 2015 include the following:

	June 30, 2016	December 31, 2015
Amounts due to contract research organizations and other contractual agreements	$1,043,584	$571,615
Accrued payroll and related benefits	878,984	947,078
Accrued professional fees	394,500	319,200
Accrued interest on notes payable	41,736	62,136
Other	19,740	19,740
Total	$2,378,544	$1,919,769

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

In connection with the Hercules Credit Agreement, the Company incurred cash expenses of $122,378 which were recorded as deferred financing fees.  These deferred financing fees are being amortized as interest expense using the effective interest method over the life of the loan.  In connection with adoption of ASU Subtopic 835-30 during the first quarter of 2016, unamortized deferred financing fees of $11,731 and $26,131 as of June 30, 2016 and December 31, 2015, respectively, have been classified as a direct deduction from the debt liability consistent with the presentation of a debt discount. Also in connection with the Hercules Credit Facility, the Company paid loan origination fees of $230,000 which has been classified as debt discount. This amount is being amortized as interest expense using the effective interest method over the life of the loan.

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

For the three month periods ended June 30, 2016 and 2015, the Company incurred $136,439 and $242,421 in interest expense, respectively, and amortized $66,914 and $117,838, respectively as interest expense for deferred fees, debt discount and end of term charges in connection with the Hercules Credit Agreement. For the six month periods ended June 30, 2016 and 2015, the Company incurred $301,966 and $507,332 in interest expense, respectively, and amortized $145,585 and $245,230, respectively, as interest expense for deferred fees, debt discount and end of term charges in connection with the Hercules Credit Agreement.

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

Total notes payable associated with the Hercules Credit Agreement consisted of the following at:

	June 30,	December 31,
	2016	2015
Principal amount	$4,355,100	$6,345,769
Amortized end of term charges	235,281	265,859
Unamortized debt issuance costs	(11,731)	(187,894)
Total convertible notes payable	$4,578,650	$6,423,734

Following is a schedule of future principle payments before debt discount and end of term charges due on the Hercules Credit Agreement:

For the year ending June 30,
2017	$4,355,100
2018 and thereafter	–
Total	$4,355,100

Note 11.   Stockholders’ Equity

In September 2015, the Company filed with the SEC a $75 million shelf registration statement on Form S-3 (File No. 333-206789) that allows the Company to issue any combination of common stock, preferred stock or warrants to purchase common stock or preferred stock (the 2015 Registration Statement).  This shelf registration was declared effective on September 25, 2015.

On June 13, 2016, the Company entered into a Securities Purchase Agreement (the June 2016 Purchase Agreement) with an investor, pursuant to which the Company issued and sold, in a registered direct offering (the June 2016 Offering), an aggregate of 2,311,764 shares of common stock, par value $0.01 per share, of the Company at an offering price of $1.36 per share. In addition, the Company sold Pre-Funded Series B Warrants (the Pre-Funded Series B Warrants) to purchase 2,100,000 shares of common stock (and the shares of common stock issuable upon exercise of the Pre-Funded Series B Warrants), in lieu of shares of common stock to the extent that the purchase of common stock would cause the beneficial ownership of the Purchaser, together with its affiliates and certain related parties, to exceed 9.99% of our common stock. The Company offered these shares and warrants under the June 2016 Purchase Agreement pursuant to the 2015 Registration Statement. The Company received gross proceeds of approximately $6.0 million before the deduction of the placement agent fee and offering expenses in the June 2016 Offering.

In a concurrent private placement (the June 2016 Private Placement), the Company issued to the investor Series A warrants (the June 2016 Series A Warrants), each to purchase 0.5 share of common stock, Series C warrants (the June 2016 Series C Warrants), each to purchase one share of common stock, and Series D warrants (the June 2016 Series D Warrants), each to purchase 0.5 share of common stock (collectively the June 2016 Warrants). The June 2016 Series A Warrants are initially exercisable six months following issuance and terminate five and one-half years following issuance. The June 2016 Series C Warrants are initially exercisable six months following issuance and terminate one year following issuance. The June 2016 Series D Warrants only become exercisable ratably upon the exercise of the June 2016 Series C Warrants, are initially exercisable six months following issuance, and terminate five and one-half years following issuance. The June 2016 Warrants have an exercise price of $1.40 per share and are exercisable to purchase an aggregate of 8,823,528 shares of common stock. Subject to limited exceptions, a holder of a June 2016 Warrant will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase or decrease the Beneficial Ownership Limitation, provided that in no event shall the Beneficial Ownership Limitation exceed 9.99%. The June 2016 Warrants and the shares of our common stock issuable upon the exercise of the June 2016 Warrants are not being registered under the Securities Act of 1933, as amended (the “Securities Act”), are not being offered pursuant to the Registration Statement and are being offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder. On July 8, 2016 we filed a registration statement on Form S-3 to provide for the resale of the shares of common stock issuable upon the exercise of the June 2016 Warrants and will be obligated to use our commercially reasonable efforts to keep such registration statement effective until the earliest of (i) the date on which all of the shares of commons stock issuable upon the exercise of the June 2016 Warrants have been sold under the registration statement or Rule 144 under the Securities Act, (ii) the date on which the shares of common stock issuable upon the exercise of the June 2016 Warrants may be sold without volume or manner-of-sale restrictions pursuant to Rule 144 under the Securities Act and (iii) the termination of the June 2016 Warrants.

Under the June 2016 Purchase Agreement, the Company is prohibited, for a period of six months after the closing, from effecting or entering into an agreement to issue common stock or any other securities that are at any time convertible into, or exercisable or exchangeable for, or otherwise entitle the holder thereof to receive, common stock to the extent such issuance or sale involves certain variable conversion, exercise or exchange prices or such agreement provides for sale of securities at a price to be determined in the future.

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

Controlled Equity Offering

On February 1, 2013, the Company entered into a Controlled Equity Offering SM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which Celsion may offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (the “ATM Shares”) pursuant to the Company’s previously filed and effective Registration Statement on Form S-3. Under the ATM Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the our common stock or to or through a market maker.  From February 1, 2013 through June 30, 2016, the Company sold and issued an aggregate of 1,479,535 shares of common stock under the ATM Agreement, receiving approximately $7.4 million in net proceeds.

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

A summary of the Company’s stock option and restricted stock awards for the six months ended June 30, 2016 is as follows:

	Stock Options		Restricted Stock Awards		Weighted Average
Equity Awards	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Contractual Terms of Equity Awards (in years)

Equity awards outstanding at December 31, 2015	2,139,822	$5.64	81,518	$2.64
Equity awards granted	551,250	$1.33	110,000	$1.63
Equity awards exercised	–	–	(126,518)	$1.72
Equity awards forfeited, cancelled or expired	(40,214)	$12.36	–	–

Equity awards outstanding at June 30, 2016	2,650,858	$4.64	65,000	$2.72	7.4

Aggregate intrinsic value of outstanding awards at June 30, 2016	$–		$176,611

Equity awards exercisable at June 30, 2016	1,909,979	$5.69			7.0

Aggregate intrinsic value of awards exercisable at June 30, 2016	$–

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

The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Six Months Ended June 30,
	2016	2015
Risk-free interest rate	1.87%	2.06	-	2.93%
Expected volatility	89.1%	92.9	-	93.0%
Expected life (in years)	10.00			10.00
Expected forfeiture rate	10%			5%
Expected dividend yield	0.0%			0.0%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. The risk free interest rate is derived from values assigned to U.S. Treasury bonds with terms that approximate the expected option lives in effect at the time of grant. The model incorporates exercise, pre-vesting and post-vesting forfeiture assumptions based on analysis of historical data. The expiration of each option granted in fiscal 2016 and 2015 was used as the expected life.

Total compensation cost related to employee stock options and restricted stock awards totaled $283,186 and $462,468 for the three months ended June 30, 2016 and 2015, respectively.  Total compensation cost related to employee stock options and restricted stock awards totaled $898,520 and $1,310,081 for the six months ended June 30, 2016 and 2015, respectively.  No compensation cost related to share-based payment arrangements was capitalized as part of the cost of any asset as of June 30, 2016 and 2015.

As of June 30, 2016, there was $0.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.5 years. The weighted average grant-date fair value was $1.14 and $2.15 per share for the options granted during the six months ended June 30, 2016 and 2015, respectively.  The weighted average grant-date fair value was $1.63 and $3.47 for the restricted stock awards granted during the six months ended June 30, 2016 and 2015, respectively.

Collectively, for all of the Company’s stock option plans there were a total of 801,376 equity awards available for future issuance as of June 30, 2016.

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

As of June 30, 2016, March 31, 2016 and December 31, 2015, the Company fair valued these milestones at $13.8 million, $14.2 million and $13.9 million, respectively, and recognized a non-cash benefit of $408,684 and $106,028 during the three and six month periods ended June 30, 2016, respectively, as a result of the change in the fair value of these milestones from the beginning of each period respectively. As of June 30, 2015, March 31, 2015 and December 31, 2014, the Company fair valued these milestones at $13.9 million, $13.8 million and $13.7 million, respectively, and recognized a non-cash charge of $69,392 and $241,528 during the three and six month periods ended June 30, 2015, respectively, as a result of the change in the fair value of these milestones from the beginning of each period respectively.

The following is a summary of the changes in the earn-out milestone liability for 2016:

Balance at January 1, 2016	$13,921,412
Non-cash charge from the adjustment for the change in fair value included in net loss	(106,028)
Balance at June 30, 2016	$13,815,384

The following is a schedule of the Company’s risk-adjustment assessment of each milestone:

Date	Risk-adjustment Assessment of each Milestone			Discount Rate	Estimated Time to Achieve (years)

June 30, 2016	10%	to	75%	9%	0.50	to	2.00
March 31, 2016	10%	to	75%	9%	0.25	to	2.25
December 31, 2015	10%	to	75%	9%	0.50	to	2.50
June 30, 2015	10%	to	75%	9%	0.92	to	3.00
March 31, 2015	10%	to	67%	9%	1.17	to	6.26
December 31, 2014	10%	to	75%	9%	1.25	to	6.50

Note 14. Warrants

Common Stock Warrants

Following is a summary of all warrant activity for the six months ended June 30, 2016:

Warrants	Number of Warrants Issued		Weighted Average Exercise Price

Warrants outstanding at December 31, 2015	5,894,675		$6.37
Warrants issued during the six months ended June 30, 2016 (see Note 11)	10,923,528		1.13
Warrants expired during the six months ended June 30, 2016	–

Warrants outstanding at June 30, 2016	16,818,203		$2.97

Aggregate intrinsic value of outstanding warrants at June 30, 2016	$2,646,000

Weighted average remaining contractual terms at June 30, 2016 (in years)	2.86	(1)

(1)	Does not include the Pre-Funded Warrants issued in the June 2016 Offering as these warrants have no expiration date.

Note 15.  Contingent Liabilities and Commitments

In July 2011, the Company executed a lease (the “Lease”) with Brandywine Operating Partnership, L.P. (Brandywine), a Delaware limited partnership for a 10,870 square foot premises located in Lawrenceville, New Jersey.  In October 2011, the Company relocated its offices to Lawrenceville, New Jersey from Columbia, Maryland.  The lease has a term of 66 months and provides for 6 months of rent free, with the first monthly rent payment of approximately $23,000 due and paid in April 2012.  Also, as required by the Lease, the Company provided Brandywine with an irrevocable and unconditional standby letter of credit for $250,000, which the Company secured with an escrow deposit at its banking institution of this same amount.  The standby letter of credit will be reduced by $50,000 on each of the 19th, 31st and 43rd months from the initial term, with the remaining $100,000 amount remaining until the Lease Term has expired. In connection with three $50,000 reductions of the standby letter of credit in April 2013 and 2014 and 2015, the Company reduced the escrow deposit by $50,000 each time. This lease has a remaining term of 10 months with rent payments of approximately $24,900 per month.

In connection with the EGEN Asset Purchase agreement in June 2014, the Company assumed the existing lease with another landlord for an 11,500 square foot premises located in Huntsville Alabama. This lease has a remaining term of 19 months with rent payments of approximately $23,200 per month.

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

On January 18, 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable research and development fee of $5 million to support our development of ThermoDox ® in mainland China, Hong Kong and Macau (the China territory).  Following our announcement on January 31, 2013 that the HEAT Study failed to meet its primary endpoint, Celsion and Hisun have agreed that the Technology Development Contract entered into on January 18, 2013 will remain in effect while the parties continue to collaborate and are evaluating the next steps in relation to ThermoDox®, which include the sub-group analysis of patients in the Phase III HEAT Study for the hepatocellular carcinoma clinical indication and other activities to further the development of ThermoDox ® for the Greater China market.  The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will continue to be amortized over the 10 year term of the agreement, until such time as the parties find a mutually acceptable path forward on the development of ThermoDox ® based on findings of the ongoing post-study analysis of the HEAT Study data.

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

On August 9, 2016, we signed a long-term Technology Transfer, Manufacturing and Commercial Supply Agreement (the GEN-1 Agreement) with Hisun to pursue an expanded partnership for the technology transfer relating to the clinical and commercial manufacture and supply of GEN-1, Celsion’s proprietary gene mediated, IL-12 immunotherapy, for the greater China territory, with the option to expand into other countries in the rest of the world after all necessary regulatory approvals are in effect. The GEN-1 Agreement will help to support supply for both ongoing and planned clinical studies in the United States, and for potential future studies of GEN-1 in China. GEN-1 is currently being evaluated by Celsion in first line ovarian cancer patients.

Key provisions of the GEN-1 Agreement are as follows:

●	the GEN-1 Agreement has targeted unit costs for clinical supplies of GEN-1 that are substantially competitive with the Company’s current suppliers;
●	once approved, the cost structure for GEN-1 will support rapid market adoption and significant gross margins across global markets;
●	Celsion will provide Hisun a certain percentage of China’s commercial unit demand, and separately of global commercial unit demand, subject to regulatory approval;
●	Hisun and Celsion will commence technology transfer activities relating to the manufacture of GEN-1, including all studies required by CFDA for site approval; and
●	Hisun will collaborate with Celsion around the regulatory approval activities for GEN-1 with the CFDA. A local China partner affords Celsion access to accelerated CFDA review and potential regulatory exclusivity for the approved indication.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Strategic and Clinical Overview

Celsion is a fully-integrated oncology drug development stage company focused on advancing, through rigorous trials, a portfolio of innovative cancer treatments, including directed chemotherapies, DNA-mediated immunotherapy and RNA based therapies. Our lead product candidate is ThermoDox®, a proprietary heat-activated liposomal encapsulation of doxorubicin, currently in a Phase III clinical trial for the treatment of primary liver cancer (the OPTIMA Study) and a Phase II clinical trial for the treatment of recurrent chest wall breast cancer (the DIGNITY Study). Second in our pipeline is GEN-1 (formerly known as EGEN-001), a DNA-mediated immunotherapy for the localized treatment of ovarian and brain cancers. We have three platform technologies providing the basis for the future development of a range of therapeutics for difficult-to-treat forms of cancer including: Lysolipid Thermally Sensitive Liposomes, a heat sensitive liposomal based dosage form that targets disease with known therapeutics in the presence of mild heat, TheraPlas, a novel nucleic acid-based treatment for local transfection of therapeutic plasmids, and TheraSilence, a systemic dosage form for lung directed anti-cancer RNA. With these technologies we are working to develop and commercialize more efficient, effective and targeted oncology therapies that maximize efficacy while minimizing side-effects common to cancer treatments.

ThermoDox®

ThermoDox ® is being evaluated in a Phase III clinical trial for primary liver cancer (the OPTIMA Study) which was initiated in 2014 and a Phase II clinical trial for recurrent chest wall breast cancer (the DIGNITY Study). ThermoDox® is a liposomal encapsulation of doxorubicin, an approved and frequently used oncology drug for the treatment of a wide range of cancers.  Localized heat at hyperthermia temperatures (greater than 40° Celsius) releases the encapsulated doxorubicin from the liposome enabling high concentrations of doxorubicin to be deposited preferentially in and around the targeted tumor.

The HEAT Study. On January 31, 2013, we announced that ThermoDox® in combination with radio frequency ablation (RFA) did not meet the primary endpoint of progression free survival for the 701 patient clinical trial in patients with hepatocellular carcinoma (HCC), also known as primary liver cancer (the HEAT Study). We determined, after conferring with the HEAT Study’s independent Data Monitoring Committee (iDMC), that the HEAT Study did not meet the goal of demonstrating persuasive evidence of clinical effectiveness, that being a clinically meaningful improvement in progression free survival (PFS), that could form the basis for regulatory approval. In the trial, ThermoDox® was well-tolerated with no unexpected serious adverse events. Following the announcement of the HEAT Study results, we followed patients for overall survival (OS), the secondary endpoint of the HEAT Study. We have conducted a comprehensive analysis of the data from the HEAT Study to assess the future strategic value and development strategy for ThermoDox®.

Findings from the HEAT Study post-hoc data analysis suggest that ThermoDox® may substantially improve OS, when compared to the control group, in patients if their lesions undergo a 45 minute RFA procedure standardized for a lesion greater than 3 cm in diameter. Data from nine OS sweeps have been conducted since the top line PFS data from the HEAT Study were announced in January 2013, with each data set showing progressive improvement in statistical significance. On August 15, 2016, the Company announced updated results from its final retrospective OS analysis of the data from the HEAT Study. These results demonstrated that in a large, well bounded, subgroup of patients (n= 285, 41% of the HEAT Study patients), treatment with a combination of ThermoDox® and optimized RFA provided an average 54% risk improvement in OS compared to optimized RFA alone. The Hazard Ratio (HR) at this analysis is 0.65 (95% CI 0.45 - 0.94) with a p-value of 0.02. Median overall survival for the ThermoDox® group has been reached which translates into a two year survival benefit over the optimized RFA group (projected to be greater than 80 months for the ThermoDox® plus optimized RFA group compared to less than 60 months projection for the optimized RFA only group).

Additional findings from this most recent analysis specific to the Chinese patient cohort of 223 patients are summarized below:

●

In the population of 154 patients with single lesions (70% of the HEAT Study Chinese patient cohort) who received optimized RFA treatment for 45 minutes or more showed a 53% risk improvement in OS (HR = 0.66) when treated with ThermoDox® plus optimized RFA.

●

These data continue to support and further strengthen ThermoDox®'s potential to significantly improve OS compared to an RFA control in patients with lesions that undergo optimized RFA treatment for 45 minutes or more. The clinical benefit seen in the ITT Chinese patient cohort further confirms the importance of RFA heating time as 72% of patients in this large patient cohort in China received an optimized RFA treatment.

Findings from the HEAT Study post-hoc data analysis have shown to be well balanced and not diminished in anyway by other factors. Supplementary computational modeling and prospective preclinical animal studies have shown additional support the relationship between heating duration and clinical outcomes. These data have been presented, without objection, at multiple scientific and medical conferences in 2013 through 2016 by key HEAT Study investigators and leading liver cancer experts. The presentations include:

●	World Conference on Interventional Oncology in May 2013;

●	European Conference on Interventional Oncology in June 2013 and April 2014;

●	International Liver Cancer Association Annual Conference in September 2013, 2014 and 2015;

●	American Society of Clinical Oncology 50th Annual Meeting in June 2014; and

●	Asian Conference on Tumor Ablation in October 2015 and July 2016.

The OPTIMA Study. On February 24, 2014, we announced that the U.S. Food and Drug Administration (FDA), after its customary 30 day review period, accepted our IND without comment, subject to compliance with regulatory standards, for our pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox ® , our proprietary heat-activated liposomal encapsulation of doxorubicin in combination with RFA in primary liver cancer, also known as HCC (the OPTIMA Study). The OPTIMA Study trial design is based on the comprehensive analysis of data from the HEAT Study, which, as described previously, demonstrated that treatment with ThermoDox ® resulted in a 58% improvement in OS in a large number of HCC patients that received an optimized RFA treatment for longer than 45 minutes. Designed with extensive input from globally recognized HCC researchers and clinicians and, after formal written consultation with the FDA, the OPTIMA Study was launched in the first half of 2014. The OPTIMA Study is expected to enroll up to 550 patients globally at up to 75 sites in the United States, Canada, Europe, China and elsewhere in the Asia Pacific region, and will evaluate ThermoDox ® in combination with standardized RFA, which will require a minimum of 45 minutes across all investigators and clinical sites for treating lesions 3 to 7 centimeters, versus standardized RFA alone. The primary endpoint for the trial is OS, and the secondary endpoints for the trial are PFS and safety. The statistical plan calls for two interim efficacy analyses by an independent DMC.

On December 16, 2015, we announced that we had received the clinical trial application approval from the CFDA to conduct the OPTIMA Study in China. This clinical trial application approval will now allow Celsion to enroll patients at up to 2 0 additional clinical sites in China. With the addition of these Chinese clinical sites, the Company expects to complete enrollment in the OPTIMA Study during the first quarter of 2018. On April 26, 2016, we announced that the first patient in China has been enrolled in the OPTIMA Study. Results from the OPTIMA Study, if successful, will provide the basis for a global registration filing and marketing approval.

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

The Euro-DIGNITY Study. The Company anticipates that a Phase II study of Radiation Therapy, Hyperthermia and ThermoDox® to treat patients with local-regional recurrent chest wall breast cancer will be initiated by five clinical sites located in Italy, Israel, Poland and the Czech Republic (the Euro-DIGNITY Study). The Euro-DIGNITY Study will be Phase II study enrolling up to 70 patients affected by recurrent breast adenocarcinoma on the chest wall with/without nodes over a period of two years.

The primary objectives of the Euro-DIGNITY Study will be (i) to evaluate efficacy in patients after treatment with ThermoDox® plus Hyperthermia measuring tumor diameter as a response to therapy and (ii) to evaluate loco-regional breast tumor control in patients who undergo ThermoDox ® /hyperthermia/radiation therapy as measured by target lesion clinical response rate combining a RECIST criteria with digital photography to gauge response.

Secondary objectives of the Euro-DIGNITY Study will be (i) to evaluate the safety of the combination of ThermoDox®/ Hyperthermia/Radiation Therapy among patients with local-regional recurrence (LRR) breast cancer, (ii) to evaluate the duration of local control complete response, partial response and stable disease following treatment with ThermoDox/ Hyperthermia/ Radiation Therapy up to 24 months among patients with LRR breast cancer and (iii) to assess Patient Reported Quality of Life using the FACT-B and Brief Pain Inventory following treatment with ThermoDox/Hyperthermia/ Radiation Therapy among patients with LRR breast cancer.

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

Acquisition of EGEN

On June 20, 2014, we completed the acquisition of substantially all of the assets of EGEN, Inc., an Alabama corporation (EGEN), pursuant to an Asset Purchase Agreement. We acquired all of EGEN’s right, title and interest in and to substantially all of the assets of EGEN, including cash and cash equivalents, patents, trademarks and other intellectual property rights, clinical data, certain contracts, licenses and permits, equipment, furniture, office equipment, furnishings, supplies and other tangible personal property. In addition, CLSN Laboratories assumed certain specified liabilities of EGEN, including the liabilities arising out of the acquired contracts and other assets relating to periods after the closing date. The consideration of the acquisition includes an initial payment of approximately $3.0 million in cash plus 2.7 million shares of Celsion’s common stock. Additional consideration included contingent value rights totaling $30.4 million, payable in cash, shares of Celsion common stock or a combination thereof, at Celsion’s option, upon achievement of three major milestone events as follows:

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

With the acquisition, we obtained GEN-1, a DNA-based immunotherapy for the localized treatment of ovarian and brain cancers, and three platform technologies for the development of treatments for those suffering with difficult-to-treat forms of cancer, novel nucleic acid-based immunotherapies and other anti-cancer DNA or RNA therapies, including TheraPlas™ and TheraSilence™. Acquired In-Process Research and Development (IPR&D) consists of EGEN's drug technology platforms: GEN-1, TheraPlas™ and TheraSilence™. The fair value of the IPR&D drug technology platforms was estimated to be $25.8 million as of the acquisition date. As of the closing of the acquisition, the IPR&D is considered indefinite lived intangible assets and will not be amortized. IPR&D will be reviewed for possible impairment on an annual basis or more frequently if there appears to be an indication of impairment. The purchase price exceeds the estimated fair value of the net assets acquired by approximately $2.0 million which was recorded as goodwill.

GEN-1: The OVATION Study. In February 2015, we announced that the FDA accepted, without objection, the Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer (the OVATION Study). On September 30, 2015, we announced enrollment of the first patient in the OVATION Study. The OVATION Study will seek to identify a safe, tolerable and potentially therapeutically active dose of GEN-1 by recruiting and maximizing an immune response and is designed to enroll three to six patients per dose level and will evaluate safety and efficacy and attempt to define an optimal dose for a follow-on Phase I/II study combining GEN-1 with Avastin® and Doxil®.   In addition, the OVATION Study establishes a unique opportunity to assess how cytokine-based compounds such as GEN-1, directly affect ovarian cancer cells and the tumor microenvironment in newly diagnosed patients. The study is designed to characterize the nature of the immune response triggered by GEN-1 at various levels of the patients' immune system, including:

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

On May 2, 2016 and July 25, 2016, we announced data from the first and second cohorts of patients in the OVATION Study, respectively. The OVATION Study is designed to enroll three to six patients per dose cohort and will continue into 2016 at higher doses of GEN-1 with the goal to identify a safe, tolerable and therapeutically active dose of GEN-1 by recruiting and maximizing an immune response. The first two cohorts each enrolled three patients.  Enrollment in the third cohort is ongoing, and Celsion expects to complete the OVATION Study this year. Future studies of GEN-1 will include a Phase I/II study combining GEN-1 with Avastin® and Doxil®. The results of the OVATION Study to date are as follows:

●

Of the first six patients dosed, one patient demonstrated a complete response (CR), two patients demonstrated a partial response (PR) and three patients demonstrated stable disease (SD), as measured by RECIST criteria.

●

Five patients had successful resections of their tumors, with two patients having an R0 resection, which indicates a microscopically margin-negative resection in which no gross or microscopic tumor remains in the tumor bed and three patients with a R1 resection, indicating microscopic residual tumor. One patient in the second cohort is currently ineligible for debulking surgery due to a medical complication unrelated to the study or the study drug.

●

Of the five surgically treated and evaluable patients, one patient (20%) demonstrated a pathological complete response (pCR), two patients (40%) demonstrated a micro pathological response (microPR), and two patients (40%) demonstrated a macroPR. These data compare favorably to historical data, which indicate that pCRs are typically seen in less than 7% of patients receiving neoadjuvant chemotherapy followed by surgical resection. pCRs have been associated with a median overall survival of 72 months, which is more than three years longer than those who do not experience a pCR. In addition, microPRs are seen in approximately 30% of patients, and are associated with a median overall survival of 38 months.

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

Technology Development and Licensing Agreements

On August 9, 2016, we signed a long-term Technology Transfer, Manufacturing and Commercial Supply Agreement (the GEN-1 Agreement) with Hisun to pursue an expanded partnership for the technology transfer relating to the clinical and commercial manufacture and supply of GEN-1, Celsion’s proprietary gene mediated, IL-12 immunotherapy, for the greater China territory, with the option to expand into other countries in the rest of the world after all necessary regulatory approvals are in effect. The GEN-1 Agreement will help to support supply for both ongoing and planned clinical studies in the United States, and for potential future studies of GEN-1 in China. GEN-1 is currently being evaluated by Celsion in first line ovarian cancer patients.

Key provisions of the GEN-1 Agreement are as follows:

●	the GEN-1 Agreement has targeted unit costs for clinical supplies of GEN-1 that are substantially competitive with the Company’s current suppliers;
●	once approved, the cost structure for GEN-1 will support rapid market adoption and significant gross margins across global markets;
●	Celsion will provide Hisun a certain percentage of China’s commercial unit demand, and separately of global commercial unit demand, subject to regulatory approval;
●	Hisun and Celsion will commence technology transfer activities relating to the manufacture of GEN-1, including all studies required by CFDA for site approval; and
●

Hisun will collaborate with Celsion around the regulatory approval activities for GEN-1 with the CFDA. A local China partner affords Celsion access to accelerated CFDA review and potential regulatory exclusivity for the approved indication.

In June 2012, Celsion and Hisun signed a long-term commercial supply agreement for the production of ThermoDox®, Celsion's proprietary heat-activated liposomal encapsulation of doxorubicin. Hisun is one the largest manufacturers of chemotherapy agents globally, including doxorubicin.  In July 2013, the ThermoDox® collaboration was expanded to focus on next generation liposomal formulation development with the goal of creating safer, more efficacious versions of marketed cancer chemotherapeutics. During 2015, Hisun successfully completed the manufacture of three registration batches for ThermoDox® and has obtained regulatory approvals to supply ThermoDox® to participating clinical trial sites in all of the countries of South East Asia, Europe and North America, as well as to the European Union countries allowing for early access to ThermoDox®. The future manufacturing of clinical and commercial supplies by Hisun will result in a cost structure allowing Celsion to profitably access all global markets, including third world countries, and help accelerate the Company’s product development program in China for ThermoDox® in primary liver cancer and other indications.

Financing Overview

Equity and Debt Financings

During 2014 and 2015 and thus far in 2016, we issued a total of 9.2 million shares of common stock; in the following equity transactions for an aggregate $29.6 million in gross proceeds.

●

On June 16, 2016, we entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company sold, in a registered offering, an aggregate of 2,311,764 shares of its common stock and warrants to purchase up to 10,923,528 shares of common stock, for an aggregate purchase price of approximately $6.0 million.

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

●

We are a party to a Controlled Equity Offering SM Sales Agreement (ATM) dated as of February 1, 2013 with Cantor Fitzgerald & Co., pursuant to which we may sell additional shares of our common stock having an aggregate offering price of up to $25 million through “at-the-market” equity offerings from time to time. From February 1, 2013 through February 25, 2013, the Company sold and issued an aggregate of 1,195,927 shares of common stock under the ATM, receiving approximately $6.8 million in net proceeds. The Company did not have any sales under the ATM from February 25, 2013 through September 30, 2015. On October 2, 2015, the Company filed a prospectus supplement whereby it registered $7.5 million of the remaining availability under the ATM. During the fourth quarter of 2015, the Company sold an aggregate of 283,608 shares for gross proceeds of $0.6 million.

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

We believe that our cash and cash equivalents and short-term investments of $14.5 million on hand at June 30, 2016, coupled with our access to the ATM, are sufficient to fund operations into the second quarter of 2017.  However, our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing, progress and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other unforeseen uses of cash. To complete the development and commercialization of our products, we will need to raise substantial amounts of additional capital to fund our operations. We do not have any committed sources of financing and cannot give assurance that alternate funding will be available in a timely manner, on acceptable terms or at all. We may need to pursue dilutive equity financings, such as the issuance of shares of common stock, preferred stock, convertible debt or other convertible or exercisable securities, which financings could dilute the percentage ownership of our current common stockholders and could significantly lower the market value of our common stock.

Please refer to Item IA, Risk Factors, including, but not limited to, “We will need to raise substantial additional capital to fund our planned future operations, and we may be unable to secure such capital without dilutive financing transactions. If we are not able to raise additional capital, we may not be able to complete the development, testing and commercialization of our product candidates. ”

As a clinical stage biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in "Item 1A. Risk Factors" under "Part II: Other Information" included herein.

FINANCIAL REVIEW FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Results of Operations

For the three months ended June 30, 2016, our net loss was $4.5 million compared to a net loss of $5.7 million for the same period of 2015. For the six months ended June 30, 2016, our net loss was $10.2 million compared to a net loss of $12.7 million for the same period of 2015. As of June 30, 2016, we had $14.5 million in cash and short-term investments.

	Three Months Ended June 30,
	(In thousands)		Change Increase (Decrease)
	2016	2015		%

Licensing Revenue:	$125	$125	$–	–%

Operating Expenses:
Clinical research	3,192	3,078	114	3.7%
Chemistry, manufacturing and controls	145	490	(345)	(70.0)%
Research and development	3,337	3,568	(231)	(6.5)%
General and administrative	1,529	1,802	(273)	(15.1)%
Total operating expenses	4,866	5,370	(504)	(9.4)%

Loss from operations	$(4,741)	$(5,245)	$504	9.6%

	Six Months Ended June 30,
	(In thousands)		Change Increase (Decrease)
	2016	2015		%

Licensing Revenue:	$250	$250	$–	–%

Operating Expenses:
Clinical research	6,000	6,377	(377)	(5.9)%
Chemistry, manufacturing and controls	777	1,697	(920)	(54.2)%
Research and development	6,777	8,074	(1,297)	(16.1)%
General and administrative	3,392	3,834	(442)	(11.5)%
Total operating expenses	10,169	11,908	(1,739)	(14.9)%

Loss from operations	$(9,919)	$(11,658)	$1,739	15.2%

Comparison of the Three Months ended June 30, 2016 and 2015

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten year term of the agreement; therefore we recorded deferred revenue of $125,000 in each of the second quarters of 2016 and 2015.

Research and Development Expenses

Research and development (R&D) expenses decreased by $0.2 million to $3.3 million in the second quarter of 2016 from $3.6 million in the same period of 2015.  Costs associated with the OPTIMA Study were $1.5 million in the second quarter of 2016 compared to $0.7 million in the same period of 2015. Study costs associated with the HEAT Study were relatively insignificant in the second quarter of 2016 compared to $0.1 million in the same period of 2015. The costs associated with the HEAT Study are expected to be minimal as we continue to follow patients for overall survival only. Costs associated with our recurrent chest wall breast cancer clinical trial were relatively insignificant in each of the second quarters of 2016 and 2015. Other clinical costs were $0.8 million in the second quarter of 2016 compared to $0.6 million in the same period of 2015. The increase of other clinical costs is associated with costs to support the Company’s ThermoDox® studies in Europe. Other R&D costs were $0.1 million in the second quarter of 2016 compared to $0.3 million in the same period of 2015. Costs associated with the production of ThermoDox® to support the OPTIMA Study decreased to $0.1 million in the second quarter of 2016 compared to $0.5 million the same period of 2015. Costs associated with the R&D of GEN-1 was $0.8 million in the second quarter of 2016 compared to $1.3 million the same period of 2015. In 2015, the Company produced sufficient quantities of GEN-1 and related components to fulfil its GEN-1 clinical study requirements into 2017.

General and Administrative Expenses

General and administrative (G&A) expenses decreased by $0.3 million to $1.5 million in the second quarter of 2016 compared to $1.8 million the same period of 2015. This decrease is attributable to lower personnel related costs and profession fees in 2016. We continue to take those steps necessary to reduce our overhead expenses.

Change in Earn-out Milestone Liability

The total aggregate purchase price for the acquisition of assets from EGEN included potential future earn-out payments contingent upon achievement of certain milestones. The difference between the aggregate $30.4 million in future earn-out payments and the $13.9 million included in the fair value of the acquisition consideration at June 20, 2014 was based on the Company's risk-adjusted assessment of each milestone and utilizing a discount rate based on the estimated time to achieve the milestone. These milestone payments will be fair valued at the end of each quarter and any change in their value will be recognized in the financial statement. As of June 30, 2016, the Company fair valued these milestones at $13.8 million and recognized a non-cash gain of $0.4 million in the second quarter of 2016 as a result of the change in the fair value of these milestones from $14.2 million at March 31, 2016. The Company recognized a non-cash charge of $0.1 million in the second quarter of 2015 as a result of the change in the fair value of these milestones at $13.9 million at June 30, 2015 from $13.8 million at March 31, 2015.

Investment income and interest expense

In connection with its debt facilities the Company incurred $0.2 million and $0.4 million in interest expense in the three month periods ended June 30, 2016 and 2015, respectively.

Change in Warrant Liability and Other (expense) income

Change in warrant liability and other (expense) income for the second quarters of 2016 and 2015 was not significant.

Comparison of the Six Months ended June 30, 2016 and 2015

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten year term of the agreement; therefore we recorded deferred revenue of $250,000 in each of the first halves of 2016 and 2015.

Research and Development Expenses

R&D expenses decreased by $1.3 million to $6.8 million in the first half of 2016 from $8.1 million in the same period of 2015.  Costs associated with the OPTIMA Study were $2.4 million in the first half of 2016 compared to $1.8 million in the same period of 2015. Study costs associated with the HEAT Study were relatively insignificant in the first half of 2016 compared to $0.3 million in the same period of 2015. The costs associated with the HEAT Study are expected to be minimal as we continue to follow patients for overall survival only. Costs associated with our recurrent chest wall breast cancer clinical trial were relatively insignificant in each of the first half of 2016 and 2015. Other clinical costs were $1.7 million in the first half of 2016 compared to $1.0 million in the same period of 2015. The increase of other clinical costs is associated with costs to support the Company’s ThermoDox® studies in Europe. ThermoDox® preclinical and regulatory R&D costs were $0.1 million in the first half of 2016 compared to $0.7 million in the same period of 2015. The decrease of these costs is due to lower personnel related expenses and other preclinical activities. Costs associated with the production of ThermoDox® to support the OPTIMA Study decreased to $0.8 million in the first half of 2016 compared to $1.7 million the same period of 2015. Costs associated with the R&D of GEN-1 was $1.6 million in the first half of 2016 compared to $2.4 million the same period of 2015. In 2015, the Company produced sufficient quantities of GEN-1 and related components to fulfill its GEN-1 clinical study requirements into 2017.

General and Administrative Expenses

General and administrative (G&A) expenses decreased by $0.4 million to $3.4 million in the first half of 2016 compared to $3.8 million the same period of 2015. This decrease is attributable to lower personnel related costs and profession fees in 2016. We continue to take those steps necessary to reduce our overhead expenses.

Change in Earn-out Milestone Liability

The total aggregate purchase price for the acquisition of assets from EGEN included potential future earn-out payments contingent upon achievement of certain milestones. The difference between the aggregate $30.4 million in future earn-out payments and the $13.9 million included in the fair value of the acquisition consideration at June 20, 2014 was based on the Company's risk-adjusted assessment of each milestone and utilizing a discount rate based on the estimated time to achieve the milestone. These milestone payments will be fair valued at the end of each quarter and any change in their value will be recognized in the financial statements. As of June 30, 2016, the Company fair valued these milestones at $13.8 million and recognized a non-cash gain of $0.1 million in the first half of 2016 as a result of the change in the fair value of these milestones from $13.9 million at December 31, 2015. The Company recognized a non-cash charge of $0.2 million in the first half of 2015 as a result of the change in the fair value of these milestones at $13.9 million at June 30, 2015 from $13.7 million at December 31, 2014.

Investment income and interest expense

In connection with its debt facilities the Company incurred $0.4 million and $0.8 million in interest expense in the six month periods ended June 30, 2016 and 2015, respectively.

Change in Warrant Liability and Other (expense) income

Change in warrant liability and other (expense) income for the first six months of 2016 and 2015 was not significant.

Financial Condition, Liquidity and Capital Resources

Since inception we have incurred significant losses and negative cash flows from operations.  We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities and amounts received under our product licensing agreement with Yakult and our technology development agreement with Hisun. The process of developing and commercializing ThermoDox®, GEN-1 and other product candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts.  We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future.  Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $229 million at June 30, 2016.

At June 30, 2016, we had total current assets of $15.0 million (including cash and cash equivalents and short-term investments of $14.5 million) and current liabilities of $10.4 million, resulting in net working capital of $4.6 million.  At December 31, 2015 we had total current assets of $20.3 million (including cash, cash equivalents and short term investments and related interest receivable on short-term investments of $20.1 million) and current liabilities of $9.3 million, resulting in net working capital of $11.0 million.

Net cash used in operating activities for the first six months of 2016 was $9.0 million.  Our 2016 net loss for the six month period ended June 30, 2016 included $0.9 million in non-cash stock-based compensation expense and $0.1 million in a non-cash gain based on the change in the earn-out milestone liability.

The $9.0 million net cash used in operating activities was mostly funded from cash and short term investments.  At June 30, 2016, we had cash and short term investments of $14.5 million.

Net cash provided by financing activities was $3.4 million during the six month period ended June 30, 2016 which resulted from net proceeds of $5.4 million from the sale of our common stock in the second quarter of 2016 partially offset by principal payments of $2.0 million on the Hercules Credit Agreement.

On June 16, 2016, we entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company sold, in a registered offering, an aggregate of 2,311,764 shares of its common stock and warrants to purchase up to 10,923,528 shares of common stock, for an aggregate purchase price of approximately $6.0 million.

In February 2013, we entered into a Controlled Equity Offering SM Sales Agreement (ATM) with Cantor Fitzgerald & Co., as sales agent (Cantor), pursuant to which we may offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (the ATM Shares) pursuant to our previously filed and effective Registration Statement on Form S-3. Under the ATM Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the our common stock or to or through a market maker.  We will pay Cantor a commission of three percent of the aggregate gross proceeds from each sale of ATM Shares. We have sold and issued an aggregate of 1,479,535 shares under the ATM Agreement so far, receiving approximately $7.4 million in net proceeds.

We believe that our cash and short-term investment resources of $14.5 million on hand at June 30, 2016, coupled with the remaining availability of $17.4 million under the ATM, are sufficient to fund operations into the second quarter of 2017.  However, our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing, progress and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other unforeseen uses of cash.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet financing arrangements.  There were no material changes during the six months ended June 30, 2016 to our operating leases, which are disclosed in the contractual commitments table in our Annual Report on Form 10-K and on Form 10K/A for the fiscal year ended December 31, 2015 filed on March 30, 2016 and April 29, 2016, respectively, with the Securities and Exchange Commission.

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

Item 4.    CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2016, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the Securities and Exchange Commission.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, that occurred during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Since our inception, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $229 million at June 30, 2016. For the years ended December 31, 2013, 2014 and 2015 and the six months ended June 30, 2016, we incurred a net loss of $8.3 million, $25.5 million, $22.5 million and $10.2 million, respectively. We currently have no product revenue and do not expect to generate any product revenue for the foreseeable future other than through the sale of our proprietary reagent products for life science research, which products are based on our newly acquired proprietary delivery platform technologies, TheraPlas™ and TheraSilence™. Because we are committed to continuing our product research, development, clinical trial and commercialization programs, we will continue to incur significant operating losses unless and until we complete the development of ThermoDox®, GEN-1 and other new product candidates and these product candidates have been clinically tested, approved by the U.S. Food and Drug Administration (FDA) and successfully marketed. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, us or our collaborators successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third party alternatives for any approved product and raising sufficient funds to finance business activities. If we or our collaborators are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have devoted our resources to developing a new generation of products and will not be able to market these products until we have completed clinical trials and obtain all necessary governmental approvals. Our lead product candidate, ThermoDox® and the product candidates we purchased in our acquisition of EGEN, Inc., including GEN-1, are still in various stages of development and trials and cannot be marketed until we have completed clinical testing and obtained necessary governmental approval. Following our announcement on January 31, 2013 that the HEAT Study failed to meet its primary endpoint of progression free survival, we continued to follow the patients enrolled in the HEAT Study to the secondary endpoint, overall survival. Based on the overall survival data from the post-hoc analysis of results from the HEAT Study, we launched a pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox® in combination with RFA in primary liver cancer, known as the OPTIMA Study, in the first half of 2014. ThermoDox® is currently also being evaluated in a Phase II clinical trial for the treatment of recurrent chest wall breast cancer, known as the DIGNITY Study, and other preclinical studies. GEN-1 is currently in an early stage of clinical development for the treatment of ovarian cancer. We initiated a Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer in the second half of 2015 and plan to expand our ovarian cancer development program to include a Phase I dose escalating trial evaluating GEN-1 in combination with Avastin® and Doxil® in platinum-resistant ovarian cancer patients . The delivery technology platforms, TheraPlas™ and TheraSilence™, are in preclinical stages of development. Accordingly, our revenue sources are, and will remain, extremely limited until our product candidates are clinically tested, approved by the FDA or foreign regulatory agencies and successfully marketed. We cannot guarantee that any of our product candidates will be approved by the FDA or any foreign regulatory agency or marketed, successfully or otherwise, at any time in the foreseeable future or at all.

We will need to raise substantial additional capital to fund our planned future operations, and we may be unable to secure such capital without dilutive financing transactions. If we are not able to raise additional capital, we may not be able to complete the development, testing and commercialization of our product candidates.

As of June 30, 2016, we had approximately $14.5 million in cash and cash equivalents. We have substantial future capital requirements to continue our research and development activities and advance our drug candidates through various development stages, including the product candidates and technology platforms that we purchased from EGEN, Inc. in June 2014. For example, ThermoDox® is being evaluated in a Phase III clinical trial in combination with RFA for the treatment of primary liver cancer, a Phase II clinical trial for the treatment of recurrent chest wall breast cancer and other preclinical studies. We initiated a Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer in the second half of 2015 and plan to expand our ovarian cancer development program to include a Phase I dose escalating trial evaluating GEN-1 in combination with Avastin® and Doxil® in platinum-resistant ovarian cancer patients . We will continue to conduct additional analyses of the data from the HEAT Study to assess the future strategic value of ThermoDox® and are performing sub-group analysis of the Chinese cohort of patients in the HEAT Study and other activities for further development of ThermoDox® for mainland China, Hong Kong and Macau. To complete the development and commercialization of our product candidates, we will need to raise substantial amounts of additional capital to fund our operations. Our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing, progress and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other unforeseen uses of cash. We do not have any committed sources of financing and cannot assure you that alternate funding will be available in a timely manner, on acceptable terms or at all. We may need to pursue dilutive equity financings, such as the issuance of shares of common stock, convertible debt or other convertible or exercisable securities. Such dilutive equity financings could dilute the percentage ownership of our current common stockholders and could significantly lower the market value of our common stock. In addition, a financing could result in the issuance of new securities that may have rights, preferences or privileges senior to those of our existing stockholders.

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

The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own various U.S. and international patents and have pending U.S. and international patent applications that cover various aspects of our technologies. There can be no assurance that patents that have been issued will be held valid and enforceable in a court of law through the entire patent term. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time consuming and costly. Additionally, issued patents can be subject to opposition, interferences or other proceedings that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire early and provide only a short period of protection, if any, following the commercialization of products encompassed by our patents. We may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, which could result in a loss of the patent and/or substantial cost to us.

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

Despite our reliance on third parties to conduct our clinical trials, we are ultimately responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires clinical trials to be conducted in accordance with good clinical practices for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov , within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If we or a third party we rely on fails to meet these requirements, we may not be able to obtain, or may be delayed in obtaining, marketing authorizations for our drug candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our drug candidates. This could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The commercial success of our products will depend upon their acceptance by the medical community and third-party payors as clinically useful, cost effective and safe. Any of our drug candidates may prove not to be effective in practice. Our testing and clinical practice may not confirm the safety and efficacy of our product candidates or even if further testing and clinical practice produce positive results, the medical community may not view these new forms of treatment as effective and desirable or our efforts to market our new products may fail. Market acceptance depends upon physicians and hospitals obtaining adequate reimbursement rates from third-party payors to make our products commercially viable. Any of these factors could have an adverse effect on our business, financial condition and results of operations.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. Our January 31, 2013 announcement that the HEAT Study failed to meet its primary endpoint has resulted in significant volatility and a steep decline in the price of our common stock, a level of decline that could result in securities litigation. Plaintiffs’ securities litigation firms have publicly announced that they are investigating potential securities fraud claims that they may wish to make against us.  The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospect.  The closing price of our common stock as reported on The NASDAQ Capital Market had a high price of $3.15 and a low price of $1.65 in the 52-week period ended December 31, 2015 and a high price of $1.93 and a low price of $1.08 from January 2, 2016 through August 12, 2016 . Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of August 12, 2016, we had 25,810,573 shares of common stock outstanding, all of which shares, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, all of the shares of common stock issuable upon exercise of warrants will be freely tradable without restriction or further registration upon issuance.

Our stockholders may experience significant dilution as a result of future equity offerings or issuances and exercise of outstanding options and warrants.

In order to raise additional capital or pursue strategic transactions, we may in the future offer, issue or sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock, including the issuance of common stock in relation to the achievement, if any, of milestones triggering our payment of earn-out consideration in connection with the EGEN acquisition. Our stockholders may experience significant dilution as a result of future equity offerings or issuances. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders. As of August 12, 2016, we have a significant number of securities convertible into, or allowing the purchase of, our common stock, including 16,198,544 shares of common stock issuable upon exercise of warrants outstanding, 2,175,858 options to purchase shares of our common stock and restricted stock awards outstanding, and 801,376 shares of common stock reserved for future issuance under our stock incentive plans. Under the Controlled Equity Offering SM Sales Agreement entered into with Cantor Fitzgerald & Co. on February 1, 2013, we may offer and sell, from time to time through “at-the-market” offerings, up to an aggregate of $25 million of shares of our common stock. We had only sold $7.6 million under the Sales Agreement as of August 12, 2016.

We may be unable to maintain compliance with The NASDAQ Marketplace Rules which could cause our common stock to be delisted from The NASDAQ Capital Market. This could result in the lack of a market for our common stock, cause a decrease in the value of an investment in us, and adversely affect our business, financial condition and results of operations.

Our common stock is currently listed on The NASDAQ Capital Market. To maintain the listing of our common stock on The NASDAQ Capital Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and stockholders’ equity of at least $2.5 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and a total market value of listed securities of at least $35 million. As of August 12, 2016, the closing sale price of our common stock was $1.20, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors and 10% or more stockholders) was approximately $31 million and the total market value of our listed securities was approximately $31 million. There is no assurance that we will continue to meet the minimum closing price requirement and other listing requirements. As of June 30, 2016, we had stockholders’ equity of $16.5 million.

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

On June 13, 2016, the Company entered into a Securities Purchase Agreement with an investor, pursuant to which the Company issued and sold, in a registered direct offering, an aggregate of 2,311,764 shares of common stock, par value $0.01 per share, of the Company (Common Stock) at an offering price of $1.36 per share for gross proceeds of approximately $6.0 million before the deduction of the placement agent fee and offering expenses. In a concurrent private placement, the Company issued to the investor Series A warrants (the June 2016 Series A Warrants), each to purchase 0.5 share of Common Stock, Series C warrants (the June 2016 Series C Warrants), each to purchase one share of Common Stock, and Series D warrants (the June 2016 Series D Warrants), each to purchase 0.5 share of Common Stock (collectively the June 2016 Warrants). The June 2016 Series A Warrants are initially exercisable six months following issuance and terminate five and one-half years following issuance. The June 2016 Series C Warrants are initially exercisable six months following issuance and terminate one year following issuance. The June 2016 Series D Warrants only become exercisable ratably upon the exercise of the June 2016 Series C Warrants, are initially exercisable six months following issuance, and terminate five and one-half years following issuance. The June 2016 Warrants have an exercise price of $1.40 per share and are exercisable to purchase an aggregate of 8,823,528 shares of Common Stock. On July 8, 2016, the Company filed a registration statement on Form S-3 to provide for the resale of the shares of common stock issuable upon the exercise of the June 2016 Warrants.

The private placement of the June 2016 Warrants was structured to comply with the requirements of Section 4(a)(2) under the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1

Certificate of Amendment to the Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company with the SEC on June 15, 2016.

4.1	Form of the Series A Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company with the SEC on June 17, 2016.

4.2	Form of the Series B Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Company with the SEC on June 17, 2016.

4.3	Form of the Series C Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by the Company with the SEC on June 17, 2016.

4.4	Form of the Series D Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by the Company with the SEC on June 17, 2016.

10.1

Securities Purchase Agreement dated as of June 13, 2016, by and among the Company and the purchaser named therein, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on June 17, 2016.

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

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders' Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

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

August 15, 2016	CELSION CORPORATION

Registrant

	By:	/s/ Michael H. Tardugno
Michael H. Tardugno
Chairman, President and Chief Executive Officer

	By:	/s/ Jeffrey W. Church
Jeffrey W. Church
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Item 6.	Exhibits.

3.1

Certificate of Amendment to the Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company with the SEC on June 15, 2016.

4.1		Form of the Series A Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company with the SEC on June 17, 2016.

4.2		Form of the Series B Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Company with the SEC on June 17, 2016.
-
4.3		Form of the Series C Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by the Company with the SEC on June 17, 2016.

4.4		Form of the Series D Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by the Company with the SEC on June 17, 2016.

10.1

Securities Purchase Agreement dated as of June 13, 2016, by and among the Company and the purchaser named therein, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on June 17, 2016.

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

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders' Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

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