Form 10-Q
period 2016-09-30
Celsion CORP
filed 2016-11-10
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes  ☐      No ☑

As of November 9, 2016, the Registrant had 26,078,814 shares of common stock, $0.01 par value per share, outstanding.

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

 ii

PART I: FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

	September 30, 2016 (unaudited)	December 31, 2015
ASSETS

Current assets:
Cash and cash equivalents	$4,184,222	$9,265,144
Investment securities – available for sale, at fair value	4,515,479	10,799,890
Accrued interest receivable on investment securities	4,524	26,729
Advances, deposits and other current assets	326,424	189,553
Subtotal current assets	9,030,649	20,281,316

Property and equipment (at cost, less accumulated depreciation and amortization of $2,418,483 and $2,058,483, respectively)	543,800	854,872

Other assets:
In-process research and development	25,801,728	25,801,728
Goodwill	1,976,101	1,976,101
Security deposit on letter of credit	100,000	100,000
Patent licensing fees and other assets, net	8,761	14,386
Subtotal other assets	27,886,590	27,892,215

Total assets	$37,461,039	$49,028,403

See accompanying notes to the financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

(Continued)

	September 30, 2016 (unaudited)	December 31, 2015
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable ─ trade	$3,025,943	$2,830,227
Other accrued liabilities	2,645,429	1,919,769
Notes payable - current portion	3,593,112	4,073,716
Deferred revenue – current portion	500,000	500,000
Total current liabilities	9,764,484	9,323,712

Notes payable – non-current portion	-	2,350,018
Earn-out milestone liability	14,477,794	13,921,412
Deferred revenue – non-current portion	2,625,000	3,000,000
Other liabilities – non-current	21,616	47,597
Total liabilities	26,888,894	28,642,739

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred Stock - $0.01 par value (100,000 shares authorized and no shares issued or outstanding at September 30, 2016 and December 31, 2015, respectively)	-	-
Common stock - $0.01 par value (112,500,000 shares authorized; 26,083,493 and 23,395,211 shares issued at September 30, 2016 and December 31, 2015, respectively and 26,060,573 and 23,319,287 shares outstanding at September 30, 2016 and December 31, 2015, respectively)	260,835	233,952
Additional paid-in capital	246,401,410	239,668,235
Accumulated other comprehensive income (loss)	464	(3,858)
Accumulated deficit	(235,673,273)	(218,130,360)
Subtotal	10,989,436	21,767,969
Treasury stock, at cost (22,920 and 75,924 shares at September 30, 2016 and December 31, 2015, respectively)	(417,291)	(1,382,305)
Total stockholders’ equity	10,572,145	20,385,664

Total liabilities and stockholders’ equity	$37,461,039	$49,028,403

See accompanying notes to the financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Licensing revenue	$125,000	$125,000	$375,000	$375,000

Operating expenses:
Research and development	4,225,132	2,883,453	11,002,675	10,957,560
General and administrative	1,496,471	1,483,661	4,888,301	5,317,344
Total operating expenses	5,721,603	4,367,114	15,890,976	16,274,904

Loss from operations	(5,596,603)	(4,242,114)	(15,515,976)	(15,899,904)

Other (expense) income:
(Loss) gain from change in valuation of earn-out milestone liability	(662,410)	282,950	(556,382)	41,422
Loss from change in valuation of common stock warrant liability	-	-	-	(61,246)
Investment income, net	8,133	15,500	21,832	48,745
Interest expense	(161,025)	(322,696)	(608,576)	(1,075,258)
Other income (expense)	2,218	(1,053)	1,965	(985)
Total other (expense) income, net	(813,084)	(25,299)	(1,141,161)	(1,047,322)

Net loss	$(6,409,687)	$(4,267,413)	$(16,657,137)	$(16,947,226)

Net loss per common share
Basic and diluted	$(0.23)	$(0.19)	$(0.66)	$(0.79)

Weighted average shares outstanding
Basic and diluted	27,905,261	23,023,402	25,146,573	21,335,228

See accompanying notes to the financial statements.

CELSION CORPORATION

 CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Other comprehensive (loss) gain

Changes in:
Realized loss on investment securities recognized in investment income, net	$-	$(106)	$3,858	$104
Unrealized gain on investment securities	464	3,387	464	14,894

Other comprehensive gain	464	3,281	4,322	14,998

Net loss	(6,409,687)	(4,267,413)	(16,657,137)	(16,947,226)

Comprehensive loss	$(6,409,223)	$(4,264,132	$(16,652,815)	$(16,932,228)

See accompanying notes to the financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(16,657,137)	$(16,947,226)
Non-cash items included in net loss:
Depreciation and amortization	365,625	329,625
Change in fair value of common stock warrant liability	–	61,246
Change in fair value of earn-out milestone liability	556,382	(41,422)
Deferred revenue	(375,000)	(375,000)
Stock-based compensation costs	1,331,094	1,616,864
Shares issued out of treasury	79,238	73,886
Amortization of deferred finance charges and debt discount associated with notes payable	198,806	349,090
Change in deferred rent liability	(25,981)	(21,904)
Loss realized on sale of investment securities	3,858	104
Net changes in:
Accrued interest on short term investments	22,205	185,411
Advances, deposits and other current assets	(136,871)	31,604
Accounts payable	195,716	(1,185,710)
Accrued liabilities	725,660	(1,008,084)
Net cash (used in) operating activities:	(13,716,405)	(16,931,516)

Cash flows from investing activities:
Purchases of investment securities	(4,515,125)	(21,078,733)
Proceeds from sale and maturity of investment securities	10,800,000	28,494,325
Refund of security deposit on letter of credit	–	50,000
Purchases of property and equipment	(48,928)	(108,191)
Net cash provided by investing activities	6,235,947	7,357,401

Cash flows from financing activities:
Proceeds from sale of common stock equity, net of issuance costs	5,428,965	7,163,068
Principal payments on notes payable	(3,029,429)	(2,700,959)
Net cash provided by financing activities	2,399,536	4,462,109

Decrease in cash and cash equivalents	(5,080,922)	(5,112,006)
Cash and cash equivalents at beginning of period	9,265,144	12,686,881
Cash and cash equivalents at end of period	$4,184,222	$7,574,875

Supplemental disclosures of cash flow information:
Interest paid	$409,770	$726,167

See accompanying notes to the financial statements.

CELSION CORPORATION

 NOTES TO THE CONDENSED CONSOLIDATED

  FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Note 1.   Business Description

Celsion Corporation, a Delaware corporation based in Lawrenceville, New Jersey, its wholly-owned subsidiaries CLSN Laboratories, Inc., also a Delaware corporation, and Celsion GmbH, a limited liability company in Zug Switzerland, referred to herein as “Celsion”, “we”, or “the Company,” as the context requires, is a fully-integrated oncology drug development company focused on developing a portfolio of innovative cancer treatments, including directed chemotherapies, immunotherapies and RNA- or DNA-based therapies. Our lead program is ThermoDox® , a proprietary heat-activated liposomal encapsulation of doxorubicin, currently in Phase III development for the treatment of primary liver cancer. Our pipeline also includes GEN-1, a DNA-based immunotherapy for the localized treatment of ovarian and brain cancers. We have three platform technologies for the development of treatments for those suffering with difficult-to-treat forms of cancer, novel nucleic acid-based immunotherapies and other anti-cancer DNA or RNA therapies, including TheraPlas™ and TheraSilence™. We are working to develop and commercialize more efficient, effective and targeted oncology therapies based on our technologies, with the goal to develop novel therapeutics that maximize efficacy while minimizing side effects common to cancer treatments.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and Form 10K/A for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission (SEC) on March 30, 2016 and April 29, 2016, respectively.

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

Note 3.    Management’s Plan

The Company has incurred an accumulated deficit of $236 million through September 30, 2016. In addition, the Company has incurred negative cash flow from operations since it started the business. The Company has spent, and expects to continue to spend, substantial amounts in connection with implementing its business strategy, including the planned product development efforts, clinical trials, and research and discovery efforts.

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

The Company has based its estimate on assumptions that may prove to be wrong. The Company may need to obtain additional funds sooner or in greater amounts than it currently anticipates. Potential sources of financing include strategic relationships, public or private sales of the Company’s shares or debt and other sources. If the Company raises funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of existing stockholders may be diluted.

The Company will be required to obtain additional funding in order to continue the development of its current product candidates within the anticipated time periods, if at all, and to continue to fund operations. As more fully discussed in Note 11, the Company has $7.5 million available under a controlled equity offering facility it has with Cantor Fitzgerald & Co. Besides this equity facility, the Company does not have any committed sources of financing at this time, and there is substantial uncertainty whether additional funding will be available when needed on terms that will be acceptable to it, or at all. If the Company is not able to obtain financing when needed, there would be substantial doubt as to the Company's ability to continue as a going concern. As a result, the Company may have to significantly limit its operations and its business, financial condition and results of operations would be materially harmed.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15. This standard provides guidance which defines management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. Management is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 Interest – Imputation of Interest (ASU Subtopic 835-30). The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU Subtopic 835-30 became effective for the Company beginning January 1, 2016 and was applied retrospectively. This adoption resulted in the reclassification of unamortized deferred financing fees related to the Company’s notes payable from other assets totaling $6,151 and $26,131 as of September 30, 2016 and December 31, 2015, respectively.

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

For the three and nine month periods ended September 30, 2016, the total number of shares of common stock issuable upon exercise of warrants and equity awards was 18,946,371. The Pre-funded Series B Warrants (as more fully described in Note 11 of these financial statements) convertible into shares of the Company’s common stock totaling 1,850,000 are considered issued in calculating basic loss per share. For the three and nine month periods ended September 30, 2016, diluted loss per common share was the same as basic loss per common share as the other 17,096,371 warrants and equity awards that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted earnings per common share as their effect would have been anti-dilutive.

The total number of shares of common stock issuable upon exercise of warrants and equity awards were 8,110,136 for the three and nine month periods ended September 30, 2015. For the three and nine month periods ended September 30, 2015, diluted loss per common share was the same as basic loss per common share as all options and all warrants that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted earnings attributable to common shareholders per common share as their effect would have been anti-dilutive.

Note 6.   Investment Securities - Available For Sale

Short term investments available for sale of $4,515,479 and $10,799,890 as of September 30, 2016 and December 31, 2015, respectively, consist of certificates of deposit and corporate debt securities. They are valued at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in Accumulated Other Comprehensive Income.

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

A summary of the cost, fair value and maturities of the Company’s short-term investments is as follows:

	September 30, 2016		December 31, 2015
	Cost	Fair Value	Cost	Fair Value
Short-term investments
Certificate of deposit	$4,515,000	$4,515,479	$4,800,000	$4,798,810
Corporate debt securities	–	–	6,003,748	6,001,080
Total	$4,515,000	$4,515,479	$10,803,748	$10,799,890

	September 30, 2016		December 31, 2015
	Cost	Fair Value	Cost	Fair Value

Short-term investment maturities
Within 3 months	$2,835,000	$2,835,251	$10,803,748	$10,799,890
Between 3-12 months	1,680,000	1,680,228	–	–
Total	$4,515,000	$4,515,479	$10,803,748	$10,799,890

Investment income, which includes net realized losses on sales of available for sale securities and investment income interest and dividends, is summarized as follows:

	Three Months Ended September 30,
Description of Securities	2016	2015

Interest and dividends accrued and paid	$8,133	$29,610
Accretion of investment premium	-	(14,216)
Realized gains	-	106
Investment income, net	$8,133	$15,500

	Nine Months Ended September 30,
Description of Securities	2016	2015

Interest and dividends accrued and paid	$31,478	$161,584
Accretion of investment premium	(5,788)	(112,735)
Realized losses	(3,858)	(104)
Investment income, net	$21,832	$48,745

The following table shows the Company’s investment securities gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized gain or loss position at September 30, 2016. The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	September 30, 2016		December 31, 2015
Description of Securities	Fair Value	Unrealized Holding Gains (Losses)	Fair Value	Unrealized Holding Gains (Losses)

Available for Sale (all unrealized holding gains and losses are less than 12 months at date of measurement)
Short-term investments with unrealized gains	$4,515,479	$479	$240,024	$24
Short-term investments with unrealized losses	–	–	10,559,866	(3,882)
Total	$4,515,479	$479	$10,799,890	$(3,858)

The following table presents the change, by component, in accumulated other comprehensive loss for the first nine months of 2016.

Accumulated Other Comprehensive Loss
Balance at January 1, 2016	$(3,858)

Unrealized gain reclassified to other accumulated income	464
Realized loss reclassified from other accumulated comprehensive loss	3,858
Other comprehensive gain, net	4,322

Balance at September 30, 2016	$464

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

Cash and cash equivalents, other current assets, accounts payable and other accrued liabilities are reflected in the balance sheet at their estimated fair values primarily due to their short-term nature. There were no transfers of assets of liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the nine months ended September 30, 2016 except for the change in the earn-out milestone liability included in earnings (Note 13).

Assets and liabilities measured at fair value are summarized below:

	Total Fair Value on the Balance Sheet	Quoted Prices In Active Markets For Identical Assets /Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Recurring items as of September 30, 2016
Short-term investments available for sale	$4,515,479	$4,515,479	-	-

Recurring items as of December 31, 2015
Short-term investments available for sale	$10,799,890	$10,799,890	-	-

Liabilities:
Recurring items as of September 30, 2016
Earn-out milestone liability (Note 13)	$14,477,794	-	-	$14,477,794

Recurring items as of December 31, 2015
Earn-out milestone liability (Note 13)	$13,921,412	-	-	$13,921,412

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

Acquired In-Process Research and Development (IPR&D) consists of EGEN's drug technology platforms: TheraPlas™ and TheraSilence™. The fair value of the IPR&D drug technology platforms was estimated to be $25.8 million as of the acquisition date. As of the closing of the acquisition, the IPR&D is considered indefinite lived intangible assets and will not be amortized. IPR&D is reviewed for impairment at least annually as of our third quarter ended September 30, and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. As of September 30, 2016, after our assessment of the totality of the events that could impair IPR&D, it is the Company’s conclusion “it is not more likely than not” that the indefinite-lived intangible assets are impaired. Therefore, the Company is not required to calculate the fair value of the intangible assets and perform a quantitative impairment test.

The purchase price exceeded the estimated fair value of the net assets acquired by approximately $2.0 million which was recorded as Goodwill. Goodwill represents the difference between the total purchase price for the net assets purchased from EGEN and the aggregate fair values of tangible and intangible assets acquired, less liabilities assumed. Goodwill is reviewed for impairment at least annually as of our third quarter ended September 30 or sooner if we believe indicators of impairment exist. As of September 30, 2016, after our assessment of the totality of the events that could impair Goodwill, it is the Company’s conclusion “it is not more likely than not” that the Goodwill is impaired. Therefore, the Company is not required to conduct a two-step quantitative goodwill impairment test.

Note 9.  Accrued Liabilities

Other accrued liabilities at September 30, 2016 and December 31, 2015 include the following:

	September 30, 2016	December 31, 2015
Amounts due to contract research organizations and other contractual agreements	$1,287,749	$571,615
Accrued payroll and related benefits	1,061,708	947,078
Accrued professional fees	244,450	319,200
Accrued interest on notes payable	31,782	62,136
Other	19,740	19,740
Total	$2,645,429	$1,919,769

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

In connection with the Hercules Credit Agreement, the Company incurred cash expenses of $122,378 which were recorded as deferred financing fees.  These deferred financing fees are being amortized as interest expense using the effective interest method over the life of the loan.  In connection with adoption of ASU Subtopic 835-30 during the first quarter of 2016, unamortized deferred financing fees of $6,151 and $26,131 as of September 30, 2016 and December 31, 2015, respectively, have been classified as a direct deduction from the debt liability consistent with the presentation of a debt discount. Also in connection with the Hercules Credit Facility, the Company paid loan origination fees of $230,000 which has been classified as debt discount. This amount is being amortized as interest expense using the effective interest method over the life of the loan.

As a fee in connection with the Hercules Credit Agreement, the Company issued Hercules a warrant for a total of 97,493 shares of the Company’s common stock (the Hercules Warrant) at a per share exercise price of $3.59, exercisable for cash or by net exercise from November 25, 2013. Upon the closing of the second tranche on June 10, 2014, this warrant became exercisable for an additional 97,493 shares of the Company’s common stock. The Hercules Warrant will expire November 25, 2018. Hercules has certain rights to register the common stock underlying the Hercules Warrant pursuant to a Registration Rights Agreement with the Company dated November 25, 2013. The registration rights expire on the date when such stock may be sold under Rule 144 without restriction or upon the first year anniversary of the registration statement for such stock, whichever is earlier. The common stock issuable pursuant to the Hercules Warrant was filed pursuant to Rule 415 under the Securities Act of 1933 on the Prospectus for Registration Statement No. 333-193936 and was declared effective on September 30, 2014. The Company valued the Hercules Warrant issued at the inception of the loan using the Black-Scholes option pricing model and recorded $521,763 in 2013 as deferred financing fees.  In calculating the value of the warrants, the Company assumed a volatility rate of 102%, risk free interest rate of 1.37%, an expected life of 5 years, a stock price of $3.55 (closing price on date of the Hercules Warrant) and no expected forfeitures nor dividends.  In the second quarter of 2014, the Company reassessed the classification of the warrants and concluded the original amount should be reclassified from deferred financing fees and equity. Therefore, other assets and additional paid in capital were both reduced by the $521,763. The Company then valued the warrant for the initial 97,493 shares of the Company’s common stock as of the inception of the loan and recorded $260,928 as a debt discount to be amortized as interest expense using the effective interest method over the life of the loan and recognized a warrant liability for this amount. In connection with the closing of the second $5 million tranche on June 9, 2014, the Company then valued the warrant for the additional 97,493 shares of the Company’s common stock which became available and exercisable as of the date and recorded $215,333 as a debt discount to be amortized as interest expense using the effective interest method over the life of the loan and recognized a warrant liability for this amount. In calculating the value of the warrant for the additional shares of the Company’s common stock on June 10, 2014, the Company assumed a volatility rate of 104%, risk free interest rate of 1.69%, an expected remaining life of 4.5 years, a stock price of $3.07 (closing price June 9, 2014) and no expected forfeitures nor dividends.  In 2014, the warrant liability was fair valued at the end of each quarter and the resulting change in fair value will be recognized in net income. In the second quarter of 2015, the Company concluded the warrant provision which provided for the exercise price to be adjusted downward as described above had expired. Therefore, the Company valued the warrant at $336,254 immediately prior to this event and recorded non-cash charges to net income of $18,018 and $61,246 in the second quarter and year to date periods of 2015, respectively. The Company also reduced the liability to zero and increased equity by $336,254 at that time. Also in connection with each of the $5.0 million tranches, the Company will be required to pay an end of term charge equal to 3.5% of each original loan amount at time of maturity. Therefore, these amounts totaling $350,000 are being amortized as interest expense using the effective interest method over the life of the loan.

For the three month periods ended September 30, 2016 and 2015, the Company incurred $107,805 and $218,836 in interest expense, respectively, and amortized $53,220 and $103,860, respectively as interest expense for deferred fees, debt discount and end of term charges in connection with the Hercules Credit Agreement. For the nine month periods ended September 30, 2016 and 2015, the Company incurred $409,770 and $726,167 in interest expense, respectively, and amortized $198,806 and $349,090, respectively, as interest expense for deferred fees, debt discount and end of term charges in connection with the Hercules Credit Agreement.

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

Total notes payable associated with the Hercules Credit Agreement consisted of the following at:

	September 30,	December 31,
	2016	2015
Principal amount	$3,316,341	$6,345,769
Amortized end of term charges net of amortized debt discounts	282,922	265,859
Unamortized debt issuance costs	(6,151)	(187,894)
Total convertible notes payable	$3,593,112	$6,423,734

Following is a schedule of future principle payments before debt discount and end of term charges due on the Hercules Credit Agreement:

During the year ending September 30,
2017	$3,316,341
2018 and thereafter	–
Total	$3,316,341

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

On June 13, 2016, the Company entered into a Securities Purchase Agreement (the June 2016 Purchase Agreement) with an investor, pursuant to which the Company issued and sold, in a registered direct offering (the June 2016 Offering), an aggregate of 2,311,764 shares of common stock, par value $0.01 per share, of the Company at an offering price of $1.36 per share. In addition, the Company sold Pre-Funded Series B Warrants (the Pre-Funded Series B Warrants) to purchase 2,100,000 shares of common stock (and the shares of common stock issuable upon exercise of the Pre-Funded Series B Warrants), in lieu of shares of common stock to the extent that the purchase of common stock would cause the beneficial ownership of the Purchaser, together with its affiliates and certain related parties, to exceed 9.99% of our common stock. The Company offered these shares and warrants under the June 2016 Purchase Agreement pursuant to the 2015 Registration Statement. The Company received gross proceeds of approximately $6.0 million before the deduction of the placement agent fee and offering expenses in the June 2016 Offering. During the third quarter of 2016, 250,000 shares of common stock were issued in connection with the exercise of some of the Pre-Funded Series B Warrants. As of September 30, 2016, 1,850,000 of the Series B Pre-Funded warrants remain outstanding.

In a concurrent private placement (the June 2016 Private Placement), the Company issued to the investor Series A warrants (the June 2016 Series A Warrants), each to purchase 0.5 share of common stock, Series C warrants (the June 2016 Series C Warrants), each to purchase one share of common stock, and Series D warrants (the June 2016 Series D Warrants), each to purchase 0.5 share of common stock (collectively the June 2016 Warrants). The June 2016 Series A Warrants are initially exercisable six months following issuance and terminate five and one-half years following issuance. The June 2016 Series C Warrants are initially exercisable six months following issuance and terminate one year following issuance. The June 2016 Series D Warrants only become exercisable ratably upon the exercise of the June 2016 Series C Warrants, are initially exercisable six months following issuance, and terminate five and one-half years following issuance. The June 2016 Warrants have an exercise price of $1.40 per share and are exercisable to purchase an aggregate of 8,823,528 shares of common stock. Subject to limited exceptions, a holder of a June 2016 Warrant will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase or decrease the Beneficial Ownership Limitation, provided that in no event shall the Beneficial Ownership Limitation exceed 9.99%. The June 2016 Warrants and the shares of our common stock issuable upon the exercise of the June 2016 Warrants are not being registered under the Securities Act of 1933, as amended (the “Securities Act”), are not being offered pursuant to the Registration Statement and are being offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder. On October 31, 2016 we filed a registration statement on Form S-1 to provide for the resale of the shares of common stock issuable upon the exercise of the June 2016 Warrants and will be obligated to use our commercially reasonable efforts to keep such registration statement effective until the earliest of (i) the date on which all of the shares of commons stock issuable upon the exercise of the June 2016 Warrants have been sold under the registration statement or Rule 144 under the Securities Act, (ii) the date on which the shares of common stock issuable upon the exercise of the June 2016 Warrants may be sold without volume or manner-of-sale restrictions pursuant to Rule 144 under the Securities Act and (iii) the termination of the June 2016 Warrants.

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

Controlled Equity Offering

On February 1, 2013, the Company entered into a Controlled Equity Offering SM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which Celsion may offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (the “ATM Shares”) pursuant to the Company’s previously filed and effective Registration Statement on Form S-3. Under the ATM Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the our common stock or to or through a market maker.  From February 1, 2013 through September 30, 2016, the Company sold and issued an aggregate of 1,479,535 shares of common stock under the ATM Agreement, receiving approximately $7.4 million in net proceeds.

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

A summary of the Company’s stock option and restricted stock awards for the nine months ended September 30, 2016 is as follows:

	Stock Options		Restricted Stock Awards		Weighted Average
Equity Awards	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Contractual Terms of Equity Awards (in years)

Equity awards outstanding at December 31, 2015	2,139,822	$5.64	81,518	$2.64
Equity awards granted	841,283	$1.29	110,000	$1.63
Equity awards exercised	–	–	(126,518)	$1.72
Equity awards forfeited, cancelled or expired	(48,278)	$10.68	–	–

Equity awards outstanding at September 30, 2016	2,932,827	$4.31	65,000	$2.72	7.5

Aggregate intrinsic value of outstanding awards at September 30, 2016	$–		$79,300

Equity awards exercisable at September 30, 2016	2,186,830	$5.10			7.1

Aggregate intrinsic value of awards exercisable at September 30, 2016	$–

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

The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Nine Months Ended September 30,
	2016			2015
Risk-free interest rate	1.55	-	1.87%	2.06	-	2.93%
Expected volatility	87.4	-	89.1%	92.9	-	93.0%
Expected life (in years)		10.00			10.00
Expected forfeiture rate		10.0%			5.0%
Expected dividend yield		0.0%			0.0%

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

Total compensation cost related to employee stock options and restricted stock awards totaled $432,573 and $289,683 for the three months ended September 30, 2016 and 2015, respectively.  Total compensation cost related to employee stock options and restricted stock awards totaled $1,331,094 and $1,616,864 for the nine months ended September 30, 2016 and 2015, respectively.  No compensation cost related to stock-based payment arrangements was capitalized as part of the cost of any asset as of September 30, 2016 and 2015.

As of September 30, 2016, there was $0.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 0.9 years. The weighted average grant-date fair value was $1.16 and $2.15 per share for the options granted during the nine months ended September 30, 2016 and 2015, respectively.  The weighted average grant-date fair value was $1.63 and $3.29 for the restricted stock awards granted during the nine months ended September 30, 2016 and 2015, respectively.

Collectively, for all of the Company’s stock option plans there were a total of 535,925 equity awards available for future issuance as of September 30, 2016.

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

As of September 30, 2016, June 30, 2016, and December 31, 2015, the Company fair valued these milestones at $14.5 million, $13.8 million and $13.9 million, respectively, and recognized a non-cash charge of $662,410 and $556,382 during the three and nine month periods ended September 30, 2016, respectively, as a result of the change in the fair value of these milestones from the beginning of each period respectively. As of September 30 2015, June 30, 2015, and December 31, 2014, the Company fair valued these milestones at $13.6 million, $13.9 million and $13.7 million, respectively, and recognized a non-cash benefit of $282,950 and $41,422 during the three and nine month periods ended September 30, 2015, respectively, as a result of the change in the fair value of these milestones from the beginning of each period respectively.

The following is a summary of the changes in the earn-out milestone liability for 2016:

Balance at January 1, 2016	$13,921,412
Non-cash charge from the adjustment for the change in fair value included in net loss	(556,382)
Balance at September 30, 2016	$14,477,794

The following is a schedule of the Company’s risk-adjustment assessment of each milestone:

Date	Risk-adjustment Assessment of each Milestone			Discount Rate	Estimated Time to Achieve (years)

September 30, 2016	10%	to	75%	9%	0.05	to	1.75
June 30, 2016	10%	to	75%	9%	0.05	to	2.00
December 31, 2015	10%	to	75%	9%	0.05	to	2.50
September 30, 2015	10%	to	75%	9%	0.75	to	2.75
June 30, 2015	10%	to	75%	9%	0.92	to	3.00
December 31, 2014	10%	to	75%	9%	1.25	to	6.50

Note 14. Warrants

Common Stock Warrants

Following is a summary of all warrant activity for the nine months ended September 30, 2016:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price

Warrants outstanding at December 31, 2015	5,894,675	$6.37
Warrants issued during the nine months ended September 30, 2016 (see Note 11)	10,923,528	1.13
Warrants exercised during the nine months ended September 30, 2016 (see Note 11)	(250,000)	0.01
Warrants expired during the nine months ended September 30, 2016	(619,659)	16.76

Warrants outstanding at September 30, 2016	15,948,544	$2.48

Aggregate intrinsic value of outstanding warrants at September 30, 2016	$2,236,000

Weighted average remaining contractual terms at September 30, 2016 (in years)	2.80

(1)	Does not include the Pre-Funded Warrants issued in the June 2016 Offering as these warrants have no expiration date.

Note 15.  Contingent Liabilities and Commitments

In July 2011, the Company executed a lease (the “Lease”) with Brandywine Operating Partnership, L.P. (Brandywine), a Delaware limited partnership for a 10,870 square foot premises located in Lawrenceville, New Jersey.  In October 2011, the Company relocated its offices to Lawrenceville, New Jersey from Columbia, Maryland.  The lease has a term of 66 months and provides for 6 months of rent free, with the first monthly rent payment of approximately $23,000 due and paid in April 2012.  Also, as required by the Lease, the Company provided Brandywine with an irrevocable and unconditional standby letter of credit for $250,000, which the Company secured with an escrow deposit at its banking institution of this same amount.  The standby letter of credit will be reduced by $50,000 on each of the 19th, 31st and 43rd months from the initial term, with the remaining $100,000 amount remaining until the Lease Term has expired. In connection with three $50,000 reductions of the standby letter of credit in April 2013 and 2014 and 2015, the Company reduced the escrow deposit by $50,000 each time. This lease has a remaining term of 7 months with rent payments of approximately $24,900 per month.

In connection with the EGEN Asset Purchase agreement in June 2014, the Company assumed the existing lease with another landlord for an 11,500 square foot premises located in Huntsville Alabama. This lease has a remaining term of 16 months with rent payments of approximately $23,200 per month.

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

Forward-Looking Statements

Statements and terms such as “expect”, “anticipate”, “estimate”, “plan”, “believe” and words of similar import regarding our expectations as to the development and effectiveness of our technologies, the potential demand for our products, and other aspects of our present and future business operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, readers should specifically consider the various factors contained in the Company’s Annual Report on Form 10-K and Form 10K/A for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission (SEC) on March 30, 2016 and April 29, 2016, respectively, which factors include, without limitation, plans and objectives of management for future operations or programs or proposed new products or services; changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing; possible changes in capital structure, financial condition, working capital needs and other financial items; changes in approaches to medical treatment; clinical trial analysis and future plans relating thereto; our ability to realize the full extent of the anticipated benefits of our acquisition of substantially all of the assets of EGEN, Inc., including achieving operational cost savings and synergies in light of any delays we may encounter in the integration process and additional unforeseen expenses; introduction of new products by others; possible licenses or acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, partners, competitors and regulatory authorities. These and other risks and uncertainties could cause actual results to differ materially from those indicated by forward-looking statements.

The discussion of risks and uncertainties set forth in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K and Form 10-K/A, as well as in other filings with the SEC, is not a complete or exhaustive list of all risks facing the Company at any particular point in time. We operate in a highly competitive, highly regulated and rapidly changing environment and our business is constantly evolving. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

Strategic and Clinical Overview

Celsion is a fully-integrated oncology drug development stage company focused on advancing a portfolio of innovative cancer treatments, including directed chemotherapies, DNA-mediated immunotherapy and RNA based therapies. Our lead product candidate is ThermoDox® , a proprietary heat-activated liposomal encapsulation of doxorubicin, currently in a Phase III clinical trial for the treatment of primary liver cancer (the OPTIMA Study) and a Phase II clinical trial for the treatment of recurrent chest wall breast cancer (the DIGNITY Study). Second in our pipeline is GEN-1 (formerly known as EGEN-001), a DNA-mediated immunotherapy for the localized treatment of ovarian and brain cancers. We have three platform technologies providing the basis for the future development of a range of therapeutics for difficult-to-treat forms of cancer including: Lysolipid Thermally Sensitive Liposomes, a heat sensitive liposomal based dosage form that targets disease with known therapeutics in the presence of mild heat, TheraPlasTM, a novel nucleic acid-based treatment for local transfection of therapeutic plasmids, and TheraSilenceTM, a systemic dosage form for lung directed anti-cancer RNA. With these technologies we are working to develop and commercialize more efficient, effective and targeted oncology therapies that maximize efficacy while minimizing side-effects common to cancer treatments.

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

The HEAT Study. On January 31, 2013, we announced that ThermoDox® in combination with radio frequency ablation (RFA) did not meet the primary endpoint of progression free survival for the 701 patient clinical trial in patients with hepatocellular carcinoma (HCC), also known as primary liver cancer (the HEAT Study). We determined, after conferring with the HEAT Study’s independent Data Monitoring Committee (iDMC), that the HEAT Study did not meet the goal of demonstrating persuasive evidence of clinical effectiveness, that being a clinically meaningful improvement in progression free survival (PFS), that could form the basis for regulatory approval. In the trial, ThermoDox ® was well-tolerated with no unexpected serious adverse events. Following the announcement of the HEAT Study results, we followed patients for overall survival (OS), the secondary endpoint of the HEAT Study. We have conducted a comprehensive analysis of the data from the HEAT Study to assess the future strategic value and development strategy for ThermoDox® .

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

Findings from the HEAT Study post-hoc data analysis have shown to be well balanced and not diminished in anyway by other factors. Supplementary computational modeling and prospective preclinical animal studies have shown additional support the relationship between heating duration and clinical outcomes. These data have been presented, without objection, at multiple scientific and medical conferences in 2013 through 2016 by key HEAT Study investigators and leading liver cancer experts. The presentations include:

●	World Conference on Interventional Oncology in May 2013;

●	European Conference on Interventional Oncology in June 2013 and April 2014;

●	International Liver Cancer Association Annual Conference in September 2013, 2014 and 2015;

●	American Society of Clinical Oncology 50th Annual Meeting in June 2014;

●	Asian Conference on Tumor Ablation in October 2015 and October 2016; and

●	Asia-Pacific Primary Liver Cancer Expert (APPLE) Meeting in July 2016.

On September 12, 2016, we announced that the National Institutes of Health (NIH) had conducted an independent retrospective analysis of data from the intent-to-treat population of the Company's HEAT Study, a 701-patient study investigating ThermoDox®. The findings of the NIH study will be presented during an oral session on November 28, 2016 during the 102nd Scientific Assembly and Annual Meeting of the Radiological Society of North America (RSNA) to be held on November 26 - December 2, 2016 in Chicago, IL. Celsion is currently studying the use of RFA as a heat source both for tumor ablation and to activate ThermoDox® as a means of treating the area surrounding the tumor, where untreated tumor may be present. The NIH analysis, which sought to evaluate the correlation between RFA burn time per tumor volume (min/ml) and clinical outcome in patients treated with ThermoDox®, concluded that increased burn time per tumor volume substantially improved survival in patients with solitary lesions treated with RFA + ThermoDox® compared to patients treated with RFA alone.  These findings are consistent with Celsion's analysis of the HEAT Study data showing that in patients treated with RFA for more than 45 minutes, standardized RFA plus ThermoDox® resulted in a statistically significant improvement in overall survival (OS) compared to standardized RFA alone.

The OPTIMA Study. On February 24, 2014, we announced that the U.S. Food and Drug Administration (FDA), after its customary 30 day review period, accepted our IND without comment, subject to compliance with regulatory standards, for our pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox®, our proprietary heat-activated liposomal encapsulation of doxorubicin in combination with RFA in primary liver cancer, also known as HCC (the OPTIMA Study). The OPTIMA Study trial design is based on the comprehensive analysis of data from the HEAT Study, which, as described previously, demonstrated that treatment with ThermoDox® resulted in a 54% improvement in OS in a large number of HCC patients that received an optimized RFA treatment for longer than 45 minutes. Designed with extensive input from globally recognized HCC researchers and clinicians and, after formal written consultation with the FDA, the OPTIMA Study was launched in the first half of 2014. The OPTIMA Study is expected to enroll up to 550 patients globally at up to 75 sites in the United States, Canada, Europe, China and elsewhere in the Asia Pacific region, and will evaluate ThermoDox ® in combination with standardized RFA, which will require a minimum of 45 minutes across all investigators and clinical sites for treating lesions 3 to 7 centimeters, versus standardized RFA alone. The primary endpoint for the trial is OS, and the secondary endpoints for the trial are PFS and safety. The statistical plan calls for two interim efficacy analyses by an independent DMC.

On December 16, 2015, we announced that we had received the clinical trial application approval from the CFDA to conduct the OPTIMA Study in China. This clinical trial application approval will now allow Celsion to enroll patients at up to 2 0 additional clinical sites in China. With the addition of these Chinese clinical sites, the Company expects to complete enrollment in the OPTIMA Study during the first half of 2018. On April 26, 2016, we announced that the first patient in China has been enrolled in the OPTIMA Study. Results from the OPTIMA Study, if successful, will provide the basis for a global registration filing and marketing approval.

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

The primary objectives of the Euro-DIGNITY Study will be (i) to evaluate efficacy in patients after treatment with ThermoDox® plus Hyperthermia measuring tumor diameter as a response to therapy and (ii) to evaluate loco-regional breast tumor control in patients who undergo ThermoDox® /hyperthermia/radiation therapy as measured by target lesion clinical response rate combining a RECIST criteria with digital photography to gauge response.

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

Early Access Program for ThermoDox for the Treatment of Patients with RCW Breast Cancer. On January 13, 2015, we entered into an Early Access Agreement with Impatients N.V., a Netherlands company (Impatients), pursuant to which Impatients will develop and execute through its brand myTomorrows an early access program for ThermoDox ® in all countries of the European Union territory, Iceland, Liechtenstein, Norway and Switzerland for the treatment of patients with RCW breast cancer. Under the early access program, Impatients will engage in activities to secure authorization, exemption or waiver from regulatory authorities for patient use of ThermoDox ® that may otherwise be subject to approvals from such regulatory authorities before the sale and distribution of ThermoDox ® in the relevant territories. We will be responsible for the manufacture and supply of quantities of ThermoDox ® to Impatients for use in the Early Access Program and Impatients will distribute and sell ThermoDox ® pursuant to such authorization, exemptions or waivers. On August 10, 2015, we expanded the Early Access Program with myTomorrows to include patients with primary liver cancer, also known as hepatocellular carcinoma, and liver cancer metastases, in all of the European Union territory, Switzerland, Turkey and Israel.

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

On September 15, 2016, we announced that the independent Data Safety Monitoring Board (DSMB) completed its safety review of data from the first three patient cohorts in the ongoing Phase Ib OVATION Study.  Based on the DSMB's recommendation, the study will continue as planned and the Company will proceed with dosing in its fourth and final patient cohort at an escalated dose.

GEN-1 Plus Doxil ® and Avastin ® Trial. On April 29, 2015, we announced the expansion of our ovarian cancer development program to include a Phase I dose escalating trial to evaluate GEN-1 in combination with Avastin® and Doxil® in platinum-resistant ovarian cancer patients. We expect to enroll patients beginning in the first half of 2017. This new combination study in platinum-resistant ovarian cancer is supported by three preclinical studies indicating that the combination of GEN-1 with Avastin® may result in significant clinical benefit with a favorable safety profile. Specifically:

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

Financing Overview

Equity and Debt Financings

During 2014 and 2015 and thus far in 2016, we issued a total of 9.2 million shares of common stock in the following equity transactions for an aggregate $29.6 million in gross proceeds.

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

We believe that our cash and cash equivalents and short-term investments of $8.7 million on hand at September 30, 2016, coupled with our access to the ATM, are sufficient to fund operations into the second quarter of 2017.  However, our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing, progress and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other unforeseen uses of cash. To complete the development and commercialization of our products, we will need to raise substantial amounts of additional capital to fund our operations. We do not have any committed sources of financing and cannot give assurance that alternate funding will be available in a timely manner, on acceptable terms or at all. We may need to pursue dilutive equity financings, such as the issuance of shares of common stock, preferred stock, convertible debt or other convertible or exercisable securities, which financings could dilute the percentage ownership of our current common stockholders and could significantly lower the market value of our common stock.

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

FINANCIAL REVIEW FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Results of Operations

For the three months ended September 30, 2016, our net loss was $6.4 million compared to a net loss of $4.3 million for the same period of 2015. For the nine months ended September 30, 2016, our net loss was $16.7 million compared to a net loss of $16.9 million for the same period of 2015. As of September 30, 2016, we had $8.7 million in cash and short-term investments.

	Three Months Ended September 30,
	(In thousands)		Change Increase (Decrease)
	2016	2015		%

Licensing Revenue:	$125	$125	$–	–%

Operating Expenses:
Clinical research	3,826	1,888	1,938	102.6%
Chemistry, manufacturing and controls	399	995	(596)	(59.9)%
Research and development	4,225	2,883	1,342	46.5%
General and administrative	1,496	1,484	12	0.8%
Total operating expenses	5,721	4,367	1,354	91.2%

Loss from operations	$(5,596)	$(4,242)	$(1,354)	(31.9)%

	Nine Months Ended September 30,
	(In thousands)		Change Increase (Decrease)
	2016	2015		%

Licensing Revenue:	$375	$375	$–	–%

Operating Expenses:
Clinical research	9,827	8,265	1,562	18.9%
Chemistry, manufacturing and controls	1,176	2,693	(1,517)	(56.3)%
Research and development	11,003	10,958	45	0.4%
General and administrative	4,888	5,317	(429)	(8.1)%
Total operating expenses	15,891	16,275	(384)	(2.4)%

Loss from operations	$(15,516)	$(15,900)	$384	2.4%

Comparison of the Three Months ended September 30, 2016 and 2015

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten year term of the agreement; therefore we recorded deferred revenue of $125,000 in each of the third quarters of 2016 and 2015.

Research and Development Expenses

Research and development (R&D) expenses increased by $1.3 million to $4.2 million in the third quarter of 2016 from $2.9 million in the same period of 2015.  Costs associated with the OPTIMA Study were $1.9 million in the third quarter of 2016 compared to $1.0 million in the same period of 2015. Increased costs in the OPTIMA Study are associated with patient enrollment and treatment costs and investigator site initiation expenses. Study costs associated with the HEAT Study were $0.2 million in the third quarter of 2016 as the Company performed its final post-hoc survival analysis for this study. These costs were insignificant in the third quarter of 2015. The costs associated with the HEAT Study are expected to be minimal as we will be in the process of closing out the study. Costs associated with our recurrent chest wall breast cancer clinical trial were $0.1 million in each of the third quarters of 2016 and 2015. Other clinical costs were $0.8 million in the third quarter of 2016 compared to $0.4 million in the same period of 2015. The increase of other clinical costs is associated with activities to support the Company’s ThermoDox® studies in Europe. Preclinical and regulatory costs were $0.1 million in the third quarter of 2016. The Company signed an amendment to a Cooperative Research and Development Agreement with the NIH which resulted in a $0.8 million downward adjustment to previously accrued contract liability costs.  Preclinical and regulatory costs were $0.6 million lower in the third quarter of 2015 compared the same period of 2016mainly as the result of the one-time adjustment recognized in the prior year.  Costs associated with the production of ThermoDox® to support the OPTIMA Study decreased to $0.4 million in the third quarter of 2016 compared to $1.0 million the same period of 2015. R&D costs associated with GEN-1 were $0.7 million in the third quarter of 2016 compared to $0.9 million the same period of 2015. In 2015, the Company produced sufficient quantities of GEN-1 and related components to fulfil its GEN-1 clinical study requirements into 2017.

General and Administrative Expenses

General and administrative (G&A) expenses remained relatively unchanged at $1.5 million in the third quarter of 2016 compared to the same period of 2015. We continue to take those steps necessary to reduce our overhead expenses.

Change in Earn-out Milestone Liability

The total aggregate purchase price for the acquisition of assets from EGEN included potential future earn-out payments contingent upon achievement of certain milestones. The difference between the aggregate $30.4 million in future earn-out payments and the $13.9 million included in the fair value of the acquisition consideration at June 20, 2014 was based on the Company's risk-adjusted assessment of each milestone and utilizing a discount rate based on the estimated time to achieve the milestone. These milestone payments will be fair valued at the end of each quarter and any change in their value will be recognized in the financial statement. As of September 30, 2016, the Company fair valued these milestones at $14.5 million and recognized a non-cash charge of $0.7 million in the third quarter of 2016 as a result of the change in the fair value of these milestones from $13.8 million at June 30, 2016. The Company recognized a non-cash benefit of $0.3 million in the third quarter of 2015 as a result of the change in the fair value of these milestones at $13.6 million at September 30, 2015 from $13.9 million at June 30, 2015.

Investment income and interest expense

In connection with its debt facilities the Company incurred $0.2 million and $0.3 million in interest expense in the three month periods ended September 30, 2016 and 2015, respectively.

Comparison of the Nine Months ended September 30, 2016 and 2015

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten year term of the agreement; therefore we recorded deferred revenue of $375,000 in each of the first nine months of 2016 and 2015.

Research and Development Expenses

R&D expenses remained relatively unchanged at $11.0 million in each of the first nine months of 2016 and 2015. Costs associated with the OPTIMA Study were $4.4 million in the first nine months of 2016 compared to $2.8 million in the same period of 2015. Increased costs in the OPTIMA Study are associated with patient enrollment and treatment costs and investigator site initiation expenses. Study costs associated with the HEAT Study were $0.2 million in the first nine months of 2016 compared to $0.3 million in the same period of 2015. Costs are expected to be minimal as we will be in the process of closing out the study. Costs associated with our recurrent chest wall breast cancer clinical trial were $0.2 million in each of the first nine months of 2016 and 2015. Other clinical costs were $2.5 million in the first nine months of 2016 compared to $1.5 million in the same period of 2015. The increase of other clinical costs is associated with costs to support the Company’s ThermoDox® studies in Europe. ThermoDox® preclinical and regulatory costs were $0.3 million in the first nine months of 2016 compared to $0.2 million in the same period of 2015. As noted above, the Company signed an amendment to a Cooperative Research and Development Agreement with the NIH which resulted in a $0.8 million downward adjustment to previously accrued contract liability costs in the current year.  Costs associated with the production of ThermoDox® to support the OPTIMA Study decreased to $1.2 million in the first nine months of 2016 compared to $2.7 million the same period of 2015. R&D costs associated with GEN-1 were $2.3 million in the first nine months of 2016 compared to $3.3 million the same period of 2015. In 2015, the Company produced sufficient quantities of GEN-1 and related components to fulfill its GEN-1 clinical study requirements into 2017.

General and Administrative Expenses

General and administrative (G&A) expenses decreased by $0.4 million to $4.9 million in the first nine months of 2016 compared to $5.3 million the same period of 2015. This decrease is attributable to lower personnel costs and profession fees in 2016. We continue to take those steps necessary to reduce our overhead expenses.

Change in Earn-out Milestone Liability

The total aggregate purchase price for the acquisition of assets from EGEN included potential future earn-out payments contingent upon achievement of certain milestones. The difference between the aggregate $30.4 million in future earn-out payments and the $13.9 million included in the fair value of the acquisition consideration at June 20, 2014 was based on the Company's risk-adjusted assessment of each milestone and utilizing a discount rate based on the estimated time to achieve the milestone. These milestone payments will be fair valued at the end of each quarter and any change in their value will be recognized in the financial statements. As of September 30, 2016, the Company fair valued these milestones at $14.5 million and recognized a non-cash charge of $0.6 million in the first nine months of 2016 as a result of the change in the fair value of these milestones from $13.9 million at December 31, 2015. In the first nine months of 2015, the fair value of these milestones of $13.6 million remained relatively unchanged at September 30, 2015 and December 31, 2014. The Company recognized a non-cash benefit of $41,422 during the first nine months of 2015.

Investment income and interest expense

In connection with its debt facilities the Company incurred $0.6 million and $1.1 million in interest expense in the nine month periods ended September 30, 2016 and 2015, respectively.

Financial Condition, Liquidity and Capital Resources

Since inception we have incurred significant losses and negative cash flows from operations.  We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities and amounts received under our product licensing agreement with Yakult and our technology development agreement with Hisun. The process of developing and commercializing ThermoDox®, GEN-1 and other product candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts.  We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future.  Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $236 million at September 30, 2016.

At September 30, 2016, we had total current assets of $9.0 million (including cash and cash equivalents and short-term investments of $8.7 million) and current liabilities of $9.8 million, resulting in net working capital deficit of $0.8 million.  At December 31, 2015, we had total current assets of $20.3 million (including cash, cash equivalents and short term investments and related interest receivable on short-term investments of $20.1 million) and current liabilities of $9.3 million, resulting in net working capital of $11.0 million.

Net cash used in operating activities for the first nine months of 2016 was $13.7 million.  Our 2016 net loss for the nine month period ended September 30, 2016 included $1.3 million in non-cash stock-based compensation expense and $0.6 million in a non-cash loss based on the change in the earn-out milestone liability.

The $13.7 million net cash used in operating activities was mostly funded from cash and short term investments.  At September 30, 2016, we had cash and short term investments of $8.7 million.

Net cash provided by financing activities was $2.4 million during the nine month period ended September 30, 2016 which resulted from net proceeds of $5.4 million from the sale of our common stock in the second quarter of 2016 partially offset by principal payments of $3.0 million on the Hercules Credit Agreement.

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

We believe that our cash and short-term investment resources of $8.7 million on hand at September 30, 2016, coupled with the remaining availability of $17.4 million under the ATM, are sufficient to fund operations into the second quarter of 2017.  However, our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing, progress and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other unforeseen uses of cash.

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

If adequate funds are not available through either the capital markets, strategic alliances, or collaborators, we may be required to delay or, reduce the scope of, or terminate our research, development, clinical programs, manufacturing, or commercialization efforts, or effect additional changes to our facilities or personnel, or obtain funds through other arrangements that may require us to relinquish some of our assets or rights to certain of our existing or future technologies, product candidates, or products on terms not favorable to us. As explained in the notes to our financial statements, if the Company is not able to raise additional funds when needed, there would be substantial doubt as to the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet financing arrangements.  There were no material changes during the nine months ended September 30, 2016 to our operating leases, which are disclosed in the contractual commitments table in our Annual Report on Form 10-K and on Form 10-K/A for the fiscal year ended December 31, 2015 filed on March 30, 2016 and April 29, 2016, respectively, with the Securities and Exchange Commission.

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

Item 4.    CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2016, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the Securities and Exchange Commission.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, that occurred during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Since our inception, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $236 million at September 30, 2016. For the years ended December 31, 2013, 2014 and 2015 and the nine months ended September 30, 2016, we incurred a net loss of $8.3 million, $25.5 million, $22.5 million and $16.7 million, respectively. We currently have no product revenue and do not expect to generate any product revenue for the foreseeable future other than through the sale of our proprietary reagent products for life science research, which products are based on our newly acquired proprietary delivery platform technologies, TheraPlas™ and TheraSilence™. Because we are committed to continuing our product research, development, clinical trial and commercialization programs, we will continue to incur significant operating losses unless and until we complete the development of ThermoDox®, GEN-1 and other new product candidates and these product candidates have been clinically tested, approved by the U.S. Food and Drug Administration (FDA) and successfully marketed. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, us or our collaborators successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third party alternatives for any approved product and raising sufficient funds to finance business activities. If we or our collaborators are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We will need to raise substantial additional capital to fund our planned future operations, and we may be unable to secure such capital without dilutive financing transactions. If we are not able to raise additional capital, we may not be able to complete the development, testing and commercialization of our product candidates. If we were not able to raise additional capital when needed, there would be substantial doubt as to the our ability to continue as a going concern,

As of September 30, 2016, we had approximately $8.7 million in cash and cash equivalents. We have substantial future capital requirements to continue our research and development activities and advance our drug candidates through various development stages, including the product candidates and technology platforms that we purchased from EGEN, Inc. in June 2014. For example, ThermoDox® is being evaluated in a Phase III clinical trial in combination with RFA for the treatment of primary liver cancer, a Phase II clinical trial for the treatment of recurrent chest wall breast cancer and other preclinical studies. We initiated a Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer in the second half of 2015 and plan to expand our ovarian cancer development program to include a Phase I dose escalating trial evaluating GEN-1 in combination with Avastin® and Doxil® in platinum-resistant ovarian cancer patients .

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

If we are unable to obtain additional capital on a timely basis or on acceptable terms, we may be required to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, if any, limit strategic opportunities or undergo corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or potential markets or that could impose onerous financial or other terms. As explained in the notes to our financial statements, if the Company is not able to raise additional funds when needed, there would be substantial doubt as to the Company’s ability to continue as a going concern. Furthermore, if we cannot fund our ongoing development and other operating requirements, particularly those associated with our obligations to conduct clinical trials under our licensing agreements, we will be in breach of these licensing agreements and could therefore lose our license rights, which could have material adverse effects on our business.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. Our January 31, 2013 announcement that the HEAT Study failed to meet its primary endpoint has resulted in significant volatility and a steep decline in the price of our common stock, a level of decline that could result in securities litigation. Plaintiffs’ securities litigation firms have publicly announced that they are investigating potential securities fraud claims that they may wish to make against us.  The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospect.  The closing price of our common stock as reported on The NASDAQ Capital Market had a high price of $3.15 and a low price of $1.65 in the 52-week period ended December 31, 2015 and a high price of $1.93 and a low price of $0.89 from January 2, 2016 through November 9, 2016. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of November 9, 2016, we had 26,078,814 shares of common stock outstanding, all of which shares, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, all of the shares of common stock issuable upon exercise of warrants will be freely tradable without restriction or further registration upon issuance.

Our stockholders may experience significant dilution as a result of future equity offerings or issuances and exercise of outstanding options and warrants.

In order to raise additional capital or pursue strategic transactions, we may in the future offer, issue or sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock, including the issuance of common stock in relation to the achievement, if any, of milestones triggering our payment of earn-out consideration in connection with the EGEN acquisition. Our stockholders may experience significant dilution as a result of future equity offerings or issuances. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders. As of November 9, 2016, we have a significant number of securities convertible into, or allowing the purchase of, our common stock, including 15,948,544 shares of common stock issuable upon exercise of warrants outstanding, 2,997,827 options to purchase shares of our common stock and restricted stock awards outstanding, and 535,679 shares of common stock reserved for future issuance under our stock incentive plans. Under the Controlled Equity Offering SM Sales Agreement entered into with Cantor Fitzgerald & Co. on February 1, 2013, we may offer and sell, from time to time through “at-the-market” offerings, up to an aggregate of $25 million of shares of our common stock. We had only sold $7.6 million under the Sales Agreement as of November 9, 2016.

We may be unable to maintain compliance with The NASDAQ Marketplace Rules which could cause our common stock to be delisted from The NASDAQ Capital Market. This could result in the lack of a market for our common stock, cause a decrease in the value of an investment in us, and adversely affect our business, financial condition and results of operations.

Our common stock is currently listed on The NASDAQ Capital Market. To maintain the listing of our common stock on The NASDAQ Capital Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and stockholders’ equity of at least $2.5 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and a total market value of listed securities of at least $35 million. As of November 9, 2016, the closing sale price of our common stock was $0.92, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors and 10% or more stockholders) was approximately $24 million and the total market value of our listed securities was approximately $24 million. There is no assurance that we will continue to meet the minimum closing price requirement and other listing requirements. As of September 30, 2016, we had stockholders’ equity of $10.6 million.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1+***	Amended and Restated Change in Control Agreement dated as of September 6, 2016, by and between the Company and Michael H. Tardugno.

10.2+***	Amended and Restated Change in Control Agreement dated as of September 6, 2016, by and between the Company and Nicholas Borys, M.D.

10.3+***	Amended and Restated Change in Control Agreement dated as of September 6, 2016, by and between the Company and Jeffrey W. Church.

10.4+***	Amended and Restated Change in Control Agreement dated as of September 6, 2016, by and between the Company and Timothy J Tumminello.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders' Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

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

November 10, 2016	CELSION CORPORATION

Registrant

	By:	/s/ Michael H. Tardugno
Michael H. Tardugno
Chairman, President and Chief Executive Officer

	By:	/s/ Jeffrey W. Church
Jeffrey W. Church
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Item 6.	Exhibits.

10.1+***	Amended and Restated Change in Control Agreement dated as of September 6, 2016, by and between the Company and Michael H. Tardugno.

10.2+***	Amended and Restated Change in Control Agreement dated as of September 6, 2016, by and between the Company and Nicholas Borys, M.D.

10.3+***	Amended and Restated Change in Control Agreement dated as of September 6, 2016, by and between the Company and Jeffrey W. Church.

10.4+***	Amended and Restated Change in Control Agreement dated as of September 6, 2016, by and between the Company and Timothy J Tumminello.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders' Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

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