Form 10-K
period 2016-12-31
Celsion CORP
filed 2017-03-24
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☐     No  ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $32 million as of June 30, 2016 (the last business day of the Registrant’s most recently completed fiscal quarter) based on the closing sale price of $1.27 for the Registrant’s common stock on that date as reported by The NASDAQ Capital Market.   For purposes of this calculation, shares of common stock held by directors, officers and stockholders who own greater than 10% of the Company’s outstanding stock of the Registrant at June 30, 2016 were excluded. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purpose.

As of March 23, 2017, 55,466,492 shares of the Registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

CELSION CORPORATION

FORM 10-K

TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS	1
	FORWARD-LOOKING STATEMENTS	1
	OVERVIEW	2
	THERMODOX® (DOXORUBICIN ENCAPSULATED IN HEAT-ACTIVATED LIPOSOME)	8
	THERMODOX® IN RELATION TO PRIMARY LIVER CANCER	8
	Liver Cancer Overview	8
	Celsion’s Approach	8
	Phase I Clinical Trial – Primary Liver Cancer	8
	701 Patient Phase III Global Clinical Trial – Primary Liver Cancer (The HEAT Study)	9
	550 Patient Phase III Global Clinical Trial – Primary Liver Cancer (The OPTIMA Study)	9
	THERMODOX® IN RELATION TO CANCERS OTHER THAN PRIMARY LIVER CANCER	10
	Recurrent Chest Wall Breast Cancer Overview	10
	Celsion’s Approach	10
	Breast Cancer Clinical Phase I/II Trial – The DIGNITY Study	10
	Breast Cancer Clinical Phase II Trial – The Euro- DIGNITY Study	11
	GEN-1 (IL-12 DNA PLASMID VECTOR ENCASED IN A NANOPARTICLE DELIVERY SYSTEM)	11
	Ovarian Cancer Overview	12
	Celsion’s Approach	12
	GEN-1 OVATION Study	12
	GEN-1 + Avastin® + Doxil Combination Study in Platinum Resistant Ovarian Cancer	14
	THERAPLAS TECHNOLOGY PLATFORM	15
	BUSINESS STRATEGY AND DEVELOPMENT PLAN	16
	RESEARCH AND DEVELOPMENT EXPENDITURES	16
	GOVERNMENT REGULATION	17
	Regulation in the United States	17
	Research and Development	17
	Orphan Drug Designation	18
	Hatch-Waxman Exclusivity	18
	Post-Approval Requirements	18
	Regulation outside of the U.S	18
	MANUFACTURING AND SUPPLY	19
	SALES AND MARKETING	19
	PRODUCT LIABILITY AND INSURANCE	19
	COMPETITION	19
	ThermoDox®	20
	GEN-1	20
	INTELLECTUAL PROPERTY	20
	Licenses	20
	Patents and Proprietary Rights	20
	EMPLOYEES	21
	COMPANY INFORMATION	21
	AVAILABLE INFORMATION	21
	LIQUIDITY AND CAPITAL RESOURCES	21
	RECENT EVENTS	21
ITEM 1A.	RISK FACTORS	22
ITEM 1B.	UNRESOLVED STAFF COMMENTS	34
ITEM 2.	PROPERTIES	34
ITEM 3.	LEGAL PROCEEDINGS	34
ITEM 4.	MINE SAFETY DISCLOSURES	34

i

CELSION CORPORATION

FORM 10-K

TABLE OF CONTENTS (continued)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	35
	Market Price for Our Common Stock	35
	Dividend Policy	35
	Securities Authorized for Issuance Under Equity Compensation Plans	35
	Unregistered Shares of Equity Securities	35
	Issuer Purchases of Equity Securities	36
ITEM 6.	SELECTED FINANCIAL DATA	36
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	36
	Overview	36
	Significant Events	36
	Critical Accounting Policies and Estimates	43
	Results Of Operations	44
	Financial Condition, Liquidity and Capital Resources	45
	Contractual Obligations	47
	Off-Balance Sheet Arrangements	47
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	47
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	48
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	48
ITEM 9A.	CONTROLS AND PROCEDURES	48
ITEM 9B.	OTHER INFORMATION	48

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	49
ITEM 11.	EXECUTIVE COMPENSATION	49
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	49
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	49
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	49

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
	1. FINANCIAL STATEMENTS	50
	2. FINANCIAL STATEMENT SCHEDULES	50
	3. EXHIBITS	50
ITEM 16.	FORM 10-K SUMMARY	54

SIGNATURES		55

ii

PART I

ITEM 1.         BUSINESS

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this Annual Report on Form 10-K are forward-looking and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, product pipelines, clinical trials and research and development activities, the adequacy of capital reserves and anticipated operating results and cash expenditures, current and potential collaborations, strategic alternatives and other aspects of our present and future business operations and similar matters that also constitute such forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, unforeseen changes in the course of research and development activities and in clinical trials; possible changes in cost, timing and progress of development, preclinical studies, clinical trials and regulatory submissions; our collaborators’ ability to obtain and maintain regulatory approval of any of our product candidates; possible changes in capital structure, financial condition, future working capital needs and other financial items; changes in approaches to medical treatment; introduction of new products by others; success or failure of our current or future collaboration arrangements, risks and uncertainties associated with possible acquisitions of other technologies, assets or businesses; our ability to obtain additional funds for our operations; our ability to obtain and maintain intellectual property protection for our technologies and product candidates and our ability to operate our business without infringing the intellectual property rights of others; our reliance on third parties to conduct preclinical studies or clinical trials; the rate and degree of market acceptance of any approved product candidates; possible actions by customers, suppliers, strategic partners, potential strategic partners, competitors and regulatory authorities; compliance with listing standards of The NASDAQ Capital Market; and those listed under “Risk Factors” below and elsewhere in this Annual Report on Form 10-K.

In some cases, you can identify forward-looking statements by terminology such as “expect,” “anticipate,” “estimate,” “plan,” “believe, “could,” “intend,” “predict”, “may,” “should,” “will,” ”would” and words of similar import regarding the Company’s expectations. Forward-looking statements are only predictions. Actual events or results may differ materially. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, you should specifically consider various factors, including the risks outlined under “Risk Factors.” The discussion of risks and uncertainties set forth in this Annual Report on Form 10-K is not necessarily a complete or exhaustive list of all risks facing the Company at any particular point in time. We operate in a highly competitive, highly regulated and rapidly changing environment and our business is in a state of evolution. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward-looking statement. Except as required by law, we assume no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf for any reason, even if new information becomes available in the future. Unless the context requires otherwise or unless otherwise noted, all references in this Annual Report on Form 10-K to “Celsion” “the Company”, “we”, “us”, or “our” are to Celsion Corporation, a Delaware corporation and its wholly owned subsidiary, CLSN Laboratories, Inc., also a Delaware Corporation.

Trademarks

The Celsion Corporation (“Celsion” or “the Company”) brand and product names, including but not limited to Celsion®, and ThermoDox® contained in this document are trademarks, registered trademarks or service marks of Celsion Corporation or its subsidiary in the United States (U.S.) and certain other countries. This document also contains references to trademarks and service marks of other companies that are the property of their respective owners.

OVERVIEW

Celsion is a fully-integrated, development stage oncology drug company focused on developing a portfolio of innovative cancer treatments, including directed chemotherapies, DNA-mediated immunotherapy and RNA based therapies. Our lead product candidate is ThermoDox®, a proprietary dosage form of doxorubicin based on a heat-activated liposomal platform technology, currently in a Phase III clinical trial for the treatment of non-resectable hepatocellular carcinoma (“HCC”), also known as primary liver cancer, and a Phase II clinical trial for recurrent chest wall breast cancer. Our pipeline also includes GEN-1, a DNA-based immunotherapy currently in a Phase I clinical trial for the localized treatment of ovarian cancer and pre-clinical development for brain cancer. GEN-1 is based on a platform technology for the development of treatments using novel nucleic acid-based immunotherapies and other anti-cancer DNA or RNA therapies. We are working to develop and commercialize more efficient, effective and targeted oncology therapies based on our technologies, with the goal of developing novel therapeutics that maximize efficacy while minimizing side-effects common to cancer treatments.

ThermoDox®

ThermoDox® is being evaluated in a Phase III clinical trial, in combination with a standardized radiofrequency ablation (“RFA”), for primary liver cancer (the “OPTIMA Study”) and a Phase II clinical trial for recurrent chest wall breast cancer (the “DIGNITY Study”). ThermoDox® is a heat sensitive liposomal encapsulation of doxorubicin, an approved and frequently used oncology drug for the treatment of a wide range of cancers. Localized heat at hyperthermia temperatures (greater than 40 degrees Celsius) releases the encapsulated doxorubicin from the liposome enabling high concentrations of doxorubicin to be deposited preferentially in and around the targeted tumor.

The OPTIMA Study. The OPTIMA Study represents an evaluation of ThermoDox® in combination with a first line therapy, RFA, for newly diagnosed, intermediate stage HCC patients. HCC incidence globally is approximately 850,000 new cases per year and is the third largest cancer indication globally. Approximately 30% of newly diagnosed patients can be addressed with RFA alone.

On February 24, 2014, we announced that the United States Food and Drug Administration (the “FDA”), after its customary 30-day review period, provided clearance for the OPTIMA Study, which is a pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox®, in combination with standardized RFA, for the treatment of primary liver cancer. The trial design of the OPTIMA Study is based on the comprehensive analysis of data from an earlier clinical trial called the HEAT Study (the “HEAT Study”), which is described below. The OPTIMA Study is supported by a hypothesis developed from an overall survival analysis of a large subgroup of patients from the HEAT Study.

We initiated the OPTIMA Study in the first half of 2014. The OPTIMA Study was designed with extensive input from globally recognized hepatocellular carcinoma (“HCC”) researchers and expert clinicians and after receiving formal written consultation from the FDA. The OPTIMA Study is expected to enroll up to 550 patients globally at up to 65 sites in the U.S., Canada, European Union, China and other countries in the Asia-Pacific region, and will evaluate ThermoDox® in combination with standardized RFA, which will require a minimum of 45 minutes across all investigators and clinical sites for treating lesions three to seven centimeters, versus standardized RFA alone. The primary endpoint for this clinical trial is overall survival (“OS”), and the secondary endpoints are progression free survival and safety. The statistical plan calls for two interim efficacy analyses by an independent Data Monitoring Committee.

On December 16, 2015, we announced that we had received the clinical trial application approval from the China Food and Drug Administration (the “CFDA”) to conduct the OPTIMA Study in China. This clinical trial application approval will allow Celsion to enroll patients at up to 20 clinical sites in China. With the addition of these Chinese clinical sites, the Company expects to complete enrollment in the OPTIMA Study during the first half of 2018. On April 26, 2016, we announced that the first patient in China had been enrolled in the OPTIMA Study. Results from the OPTIMA Study, if successful, will provide the basis for a global registration filing and marketing approval.

Post-hoc data analysis from the Company’s earlier Phase III HEAT Study suggest that ThermoDox® may substantially improve OS, when compared to the control group, in patients if their lesions undergo a 45 minute RFA procedure standardized for a lesion greater than 3 cm in diameter. Data from nine OS sweeps have been conducted since the top line progression free survival (“PFS”) data from the HEAT Study were announced in January 2013, with each data set demonstrating substantial improvement in clinical benefit over the control group with statistical significance. On August 15, 2016, the Company announced updated results from its final retrospective OS analysis of the data from the HEAT Study. These results demonstrated that in a large, well bounded, subgroup of patients with a single lesion (n=285, 41% of the HEAT Study patients), treatment with a combination of ThermoDox® and optimized RFA provided an average 54% risk improvement in OS compared to optimized RFA alone. The Hazard Ratio (“HR”) at this analysis is 0.65 (95% CI 0.45 - 0.94) with a p-value of 0.02. Median OS for the ThermoDox® group has been reached which translates into a two year survival benefit over the optimized RFA group (projected to be greater than 80 months for the ThermoDox® plus optimized RFA group compared to less than 60 months projection for the optimized RFA only group).

Additional findings from this most recent analysis specific to the Chinese patient cohort of 223 patients are summarized below:

●

In the population of 154 patients with a single lesion who received optimized RFA treatment for 45 minutes or more showed a 53% risk improvement in OS (HR = 0.66) when treated with ThermoDox® plus optimized RFA.

●

These data continue to support and further strengthen ThermoDox®’s potential to significantly improve OS compared to an RFA control in patients with lesions that undergo optimized RFA treatment for 45 minutes or more. The clinical benefit seen in the intent-to-treat Chinese patient cohort further confirms the importance of RFA heating time as 72% of patients in this large patient cohort in China received an optimized RFA treatment.

While this information should be viewed with caution since it is based on a retrospective analysis of a subgroup, we also conducted additional analyses that further strengthen the evidence for the HEAT Study sub-group. We commissioned an independent computational model at the University of South Carolina Medical School. The results unequivocally indicate that longer RFA heating times correlate with significant increases in doxorubicin concentration around the RFA treated tissue. In addition, we conducted a prospective preclinical study in 21 pigs using two different manufacturers of RFA and human equivalent doses of ThermoDox® that clearly support the relationship between increased heating duration and doxorubicin concentrations.

On November 29, 2016, the Company announced the results of an independent analysis conducted by the National Institutes of Health (the “NIH”) from the HEAT Study which reaffirmed the correlation between increased RFA burn time per tumor volume and improvements in overall survival. The NIH analysis, which sought to evaluate the correlation between RFA burn time per tumor volume (min/ml) and clinical outcome, concluded that increased burn time per tumor volume significantly improved overall survival in patients treated with RFA plus ThermoDox® compared to patients treated with RFA alone.

The HEAT Study. On January 31, 2013, the Company announced that the HEAT Study, ThermoDox® in combination with RFA, did not meet the primary endpoint, PFS, of a Phase III clinical trial enrolling 701 patients with primary liver cancer. This determination was made after conferring with the HEAT Study independent Data Monitoring Committee, that the HEAT Study did not meet the goal of demonstrating a clinically meaningful improvement in progression free survival. In the trial, ThermoDox® was well-tolerated with no unexpected serious adverse events. Following the announcement of the HEAT Study results, we continued to follow patients for OS, the secondary endpoint of the HEAT Study. We have conducted a comprehensive analysis of the data from the HEAT Study to assess the future strategic value and development strategy for ThermoDox®.

The DIGNITY Study. On December 14, 2015, we announced final data from our ongoing DIGNITY study, which is an open-label, dose-escalating Phase II trial of ThermoDox® in patients with recurrent chest wall (“RCW”) breast cancer. The DIGNITY Study was designed to establish a safe therapeutic dose in Phase I, and to demonstrate local control in Phase II, including complete and partial responses, and stable disease as its primary endpoint. The DIGNITY Study was also designed to evaluate kinetics in ThermoDox® produced from more than one manufacturing site. Of the 28 patients enrolled and treated, 21 patients were eligible for evaluation of efficacy. Approximately 62% of evaluable patients experienced a local response, including six complete responses and seven partial responses.

The Euro-DIGNITY Study. We anticipate that a Phase II study of RadioTherapy, HyperThermia and ThermoDox® to treat patients with local-regional recurrent chest wall breast cancer will be initiated by five to six clinical sites located in Italy, Israel, Poland and the Czech Republic (the “Euro-DIGNITY Study”). The Euro-DIGNITY Study is expected to commence in 2017 and is expected to enroll up to 70 patients affected by recurrent breast adenocarcinoma on the chest wall with/without nodes over a period of two years.

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

Secondary objectives of the Euro-DIGNITY Study will be (i) to evaluate the safety of the combination of ThermoDox®/Hyperthermia/Radiotherapy among patients with local-regional recurrence (“LRR”) breast cancer, (ii) to evaluate the duration of local control complete response, partial response and stable disease following treatment with ThermoDox®/Hyperthermia/Radiotherapy up to 24 months among patients with LRR breast cancer and (iii) to assess Patient Reported Quality of Life using the FACT-B and Brief Pain Inventory following treatment with ThermoDox®/Hyperthermia/Radiotherapy among patients with LRR breast cancer.

Acquisition of EGEN Assets

On June 20, 2014, we completed the acquisition of substantially all of the assets of Egen, Inc., an Alabama corporation, which has changed its company name to EGWU, Inc. after the closing of the acquisition (“EGEN”), pursuant to an asset purchase agreement dated as of June 6, 2014, by and between EGEN and Celsion (the Asset Purchase Agreement). We acquired all of EGEN’s right, title and interest in and to substantially all of the assets of EGEN, including cash and cash equivalents, patents, trademarks and other intellectual property rights, clinical data, certain contracts, licenses and permits, equipment, furniture, office equipment, furnishings, supplies and other tangible personal property. In addition, CLSN Laboratories assumed certain specified liabilities of EGEN, including the liabilities arising out of the acquired contracts and other assets relating to periods after the closing date.

The total purchase price for the asset acquisition is up to $44.4 million, including potential future earnout payments of up to $30.4 million contingent upon achievement of certain earnout milestones set forth in the Asset Purchase Agreement. At the closing, we paid approximately $3.0 million in cash after the expense adjustment and issued 2,712,188 shares of our common stock to EGEN. The shares of common stock were issued in a private transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. In addition, 670,070 shares of common stock were held back by us at the closing and are issuable to EGEN pending certain potential adjustments for expenses or in relation to EGEN’s indemnification obligations under the Asset Purchase Agreement.

The earnout payments of up to $30.4 million will become payable, in cash, shares of our common stock or a combination thereof, at our option, upon achievement of three major milestone events as follows:

●

$12.4 million will become payable upon achieving certain specified development milestones relating to an ovarian cancer study of GEN-1 (formerly known as EGEN-001) to be conducted by us or our subsidiary;

●	$12.0 million will become payable upon achieving certain specified development milestones relating to a GEN-1 glioblastoma multiforme brain cancer study to be conducted by us or our subsidiary; and

●	up to $6.0 million will become payable upon achieving certain specified milestones relating to the TheraSilence technology acquired from EGEN in the acquisition.

Our obligations to make the earnout payments will terminate on the seventh anniversary of the closing date. In the acquisition, we purchased GEN-1, a DNA-based immunotherapy for the localized treatment of ovarian and brain cancers, and two platform technologies for the development of treatments for those suffering with difficult-to-treat forms of cancer, novel nucleic acid-based immunotherapies and other anti-cancer DNA or RNA therapies, including TheraPlas and TheraSilence.

GEN-1

GEN-1 is a DNA-based immunotherapeutic product for the localized treatment of ovarian and brain cancers by intraperitoneally administering an Interleukin-12 (“IL-12”) plasmid formulated with our proprietary TheraPlas delivery system. In this DNA-based approach, the immunotherapy is combined with a standard chemotherapy drug, which can potentially achieve better clinical outcomes than with chemotherapy alone. We believe that increases in IL-12 concentrations at tumor sites for several days after a single administration could create a potent immune environment against tumor activity and that a direct killing of the tumor with concomitant use of cytotoxic chemotherapy could result in a more robust and durable antitumor response than chemotherapy alone.

GEN-1 OVATION Study.  In February 2015, we announced that the FDA accepted, without objection, the Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer (the “OVATION Study”). On September 30, 2015, we announced enrollment of the first patient in the OVATION Study. The OVATION Study will seek to identify a safe, tolerable and potentially therapeutically active dose of GEN-1 by recruiting and maximizing an immune response and is designed to enroll three to six patients per dose level and will evaluate safety and efficacy and attempt to define an optimal dose for a follow-on Phase I/II study combining GEN-1 with Avastin® and Doxil®. In addition, the OVATION Study establishes a unique opportunity to assess how cytokine-based compounds such as GEN-1, directly affect ovarian cancer cells and the tumor microenvironment in newly diagnosed patients. The study is designed to characterize the nature of the immune response triggered by GEN-1 at various levels of the patients’ immune system, including:

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

We have initiated the OVATION Study at four clinical sites at the University of Alabama at Birmingham, Oklahoma University Medical Center, Washington University in St. Louis and the Medical College of Wisconsin. During 2016 and 2017, we announced data from the first four cohorts of patients in the OVATION Study, respectively. The first four cohorts each enrolled three patients. Enrollment of three additional patients in the fourth cohort is ongoing, and Celsion expects to complete the OVATION Study in the first half of 2017. Future studies of GEN-1 may include a Phase I/II study combining GEN-1 with Avastin® and Doxil®. The results of the OVATION Study to date are as follows:

Totality of Results in the First Four Cohorts

●

Of the first twelve patients dosed, one (1) patient demonstrated a complete response (“CR”), eight (8) patients demonstrated partial response (“PR”) and three patients demonstrated stable disease (“SD”), as measured by RECIST criteria. This translates to a 100% disease control rate (“DCR”) and 75% objective response rate (“ORR”).

●

Eleven patients had successful resections of their tumors, with six (6) patients having an R0 resection, which indicates a microscopically margin-negative resection in which no gross or microscopic tumor remains in the tumor bed, and four (4) patients with a R1 resection, indicating microscopic residual tumor. One patient had an R2, indicating macroscopic residual tumor. One patient in the second cohort was ineligible for debulking surgery due to a medical complication unrelated to the study or the study drug.

●

Of the eleven surgically treated and evaluable patients, one patient demonstrated a complete pathological response (“cPR”), five (5) patients demonstrated a micro pathological response (“microPR”), and five (5) patients demonstrated a macroPR. These data compare favorably to historical data, which indicate that cPRs are typically seen in less than 7% of patients receiving neoadjuvant chemotherapy followed by surgical resection. cPRs have been associated with a median overall survival of 72 months, which is more than three years longer than those who do not experience a cPR. In addition, microPRs are seen in approximately 30% of patients, and are associated with a median overall survival of 38 months.

●

All eleven patients who completed treatment follow-up experienced a dramatic (greater than 90%) drop in their CA-125 protein levels as of their most recent study visit. CA-125 is used to monitor certain cancers during and after treatment. CA-125 is present in greater concentrations in ovarian cancer cells than in other cells. A 50% reduction in CA-125 levels is considered meaningful.

 Top Line Translational Data from First Two Cohorts

Celsion also reported initial translational data from the first two cohorts of patients. Tumor and blood samples collected before the start of the neoadjuvant chemotherapy (“NACT”) and after the completion of GEN-1 treatment at debulking surgery are being analyzed for immune cell populations.  Top line data demonstrates intriguing immunological changes in the tumor that are consistent with the activation of the immune system. Specifically,

●

In tumor tissue, there was an increase in cytotoxic CD8+ T-cell density in three out of four evaluable patients at debulking surgery.  There was a decrease in immunosuppressive FoxP3+ T-cells in two out of those 4 patients.  The ratio of CD8+/FoxP3+ cells was increased in all four evaluable patients.  High tumor infiltrating CD8+ T-cell density, low FoxP3+ T-cell density or high CD8+/FoxP3+ ratio demonstrate a potential shift in tumor environment to favoring immune stimulation following NACT + GEN-1 therapy. For the remaining two patients the post-treatment tumor tissue was not available.  In one of those two patients there was complete pathological response hence no tumor tissue was present to provide a post-treatment comparison. In the other patient the debulking surgery was not performed due to disease related complications.

●

In plasma samples, there was no significant change in T-cell density following the treatment.  The density of myeloid derived suppressor cells that are associated with immunosuppression in ovarian cancer were either decreased or did not increase in post-treatment samples.

Additional immune analysis of biological tissue including cytokine ELISA from the first two patient cohorts and a complete analysis of the two higher dose cohorts is in progress. We expect to report the final clinical and translational data from the OVATION Study in mid-2017.

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

●

The preclinical studies indicated that no obvious overt toxicities were associated with the combined treatments of GEN-1 and Avastin®. The preclinical data are also consistent with the mechanism of action for GEN-1, which exhibits certain anti-angiogenic properties and suggests that combining GEN-1 with lower doses of Avastin® may enhance efficacy and help reduce the known toxicities associated with this anti-VEGF drug.

●

The distinct biological activities of GEN-1 (immune stimulation) and Avastin® (inhibition of tumor blood vessel formation) also suggests scientific rationale for this combination approach. Additionally, the anti-angiogenic activity of GEN-1 mediated through up regulation of the interferon gamma (“IFN-g”) pathway may help to explain the synergy between GEN-1 and Avastin® and potentially addresses the VEGF escape mechanisms associated with resistance to Avastin® therapy.

TheraPlas Technology Platform. TheraPlas is a technology platform for the delivery of DNA and messenger RNA (“mRNA”) therapeutics via synthetic non-viral carriers and is capable of providing cell transfection for double-stranded DNA plasmids and large therapeutic RNA segments such as mRNA. There are two components of the TheraPlas system, a plasmid DNA or mRNA payload encoding a therapeutic protein and a delivery system. The delivery system is designed to protect the DNA/RNA from degradation and promote trafficking into cells and through intracellular compartments. We designed the delivery system of TheraPlas by chemically modifying the low molecular weight polymer to improve its gene transfer activity without increasing toxicity. We believe TheraPlas is a viable alternative to current approaches to gene delivery due to several distinguishing characteristics, including enhanced molecular versatility that allows for complex modifications to improve activity and safety.

Technology Development and Licensing Agreements. Our current efforts and resources are applied on the development and commercialization of cancer drugs including tumor-targeting chemotherapy treatments using focused heat energy in combination with heat-activated drug delivery systems, immunotherapies and RNA-based therapies. To support our research and development, we raised gross proceeds of approximately $127.2 million in equity financings and warrant and option exercises in the years 2010 through 2015. During 2016, we raised gross proceeds of $7.8 million through two registered direct equity financings with several institutional investors. We had cash, cash equivalents, short-term investments and interest receivable totaling $4.3 million at December 31, 2016. We have one credit facility for a total principle amount of up to $20 million and have drawn down $10 million under this credit facility.

In June 2012, Celsion and Zhejiand Hisun Pharmaceutical Co. Ltd (“Hisun”) signed a long-term commercial supply agreement for the production of ThermoDox®. Hisun is one the largest manufacturers of chemotherapy agents globally, including doxorubicin. In July 2013, the ThermoDox® collaboration was expanded to focus on next generation liposomal formulation development with the goal of creating safer, more efficacious versions of marketed cancer chemotherapeutics. During 2015, Hisun successfully completed the manufacture of three registration batches for ThermoDox® and has obtained regulatory approvals to supply ThermoDox® to participating clinical trial sites in all of the countries of South East Asia, Europe and North America, as well as to the European Union countries allowing for early access to ThermoDox®. The future manufacturing of clinical and commercial supplies by Hisun will result in a cost structure allowing Celsion to profitably access all global markets, including third world countries, and help accelerate the Company’s product development program in China for ThermoDox® in primary liver cancer and other approved indications.

On August 8, 2016, we signed a Technology Transfer, Manufacturing and Commercial Supply Agreement (the “GEN-1 Agreement”) with Hisun to pursue an expanded partnership for the technology transfer relating to the clinical and commercial manufacture and supply of GEN-1, for the greater China territory, with the option to expand into other countries in the rest of the world after all necessary regulatory approvals are obtained. The GEN-1 Agreement will help to support supply for both ongoing and planned clinical studies in the U.S., and for potential future studies of GEN-1 in China. GEN-1 is currently being evaluated by Celsion in first line ovarian cancer patients.

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

THERMODOX® IN RELATION TO PRIMARY LIVER CANCER

Liver Cancer Overview

Primary liver cancer (hepatocellular carcinoma or HCC) is one of the most common and deadliest forms of cancer worldwide.  It ranks as the third most common solid tumor cancer.  It is estimated that up to 90% of liver cancer patients will die within five years of diagnosis. The incidence of primary liver cancer is approximately 30,000 cases per year in the U.S., approximately 40,000 cases per year in Europe and is rapidly growing worldwide at approximately 850,000 cases per year.  HCC has the fastest rate of growth of all cancers and is projected to be the most prevalent form of cancer by 2020. HCC is commonly diagnosed in patients with longstanding hepatic disease and cirrhosis (primarily due to hepatitis C in the U.S. and Europe and hepatitis B in Asia).

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

Celsion’s Approach

While RFA uses extremely high temperatures (greater than 80° Celsius) to ablate the tumor, it may fail to treat micro-metastases in the outer margins of the ablation zone because temperatures in the periphery may not be high enough to destroy cancer cells. Celsion’s ThermoDox® treatment approach is designed to utilize the ability of RFA devices to ablate the center of the tumor while simultaneously thermally activating our ThermoDox® liposome to release its encapsulated doxorubicin to kill remaining viable cancer cells throughout the heated region, including the tumor ablation margins. This novel treatment approach is intended to deliver the drug directly to those cancer cells that survive RFA. This approach is designed to increase the delivery of the doxorubicin at the desired tumor site while potentially reducing drug exposure distant to the tumor site.

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

701 Patient Phase III Global Clinical Trial - Primary Liver Cancer (The HEAT Study)

The HEAT Study for ThermoDox®, in combination with RFA, was conducted in patients with primary liver cancer under a Special Protocol Assessment agreed to with the FDA. The Special Protocol Assessment (SPA) agreed to with the FDA specified PFS as the HEAT Study’s primary endpoint. We scheduled a meeting with the HEAT Study independent Data Monitoring Committee (“iDMC”) on January 30, 2013 in order to conduct an analysis of the HEAT Study’s PFS endpoint. Following review by the iDMC, on January 31, 2013, we announced that ThermoDox® in combination with RFA did not meet the HEAT Study’s primary endpoint of PFS. Specifically, we determined, after conferring with the iDMC, that the HEAT Study did not meet the goal of demonstrating persuasive evidence of clinical effectiveness that could form the basis for regulatory approval in the population chosen for the HEAT Study. The HEAT Study was designed to show a 33 percent improvement in PFS with 80 percent power and a p-value = 0.05. In the trial, ThermoDox® was well-tolerated with no unexpected serious adverse events.

As provided for in the SPA, we continued to follow patients enrolled in the HEAT Study to the secondary endpoint of Overall Survival (OS). We have evaluated data from nine sweeps of OS since the announcement of the HEAT Study’s primary endpoint result, with each showing progressive improvement in statistical significance. The most recent post-hoc OS analysis from the HEAT Study (as of July 15, 2016 and announced on August 15, 2016) demonstrated that in a large, well bounded subgroup of patients (n=285, 41% of the study patients), the combination of ThermoDox® and optimized RFA provided a 54% risk improvement in OS compared to optimized RFA alone. The Hazard Ratio at this latest OS analysis is 0.65 (95% CI 0.45 - 0.94) with a p-value of 0.02. Median OS for the ThermoDox® group has been reached which translates into a two year survival benefit over the optimized RFA group (projected to be greater than 80 months for the ThermoDox® plus optimized RFA group compared to less than 60 months projection for the optimized RFA only group). These data continue to strongly suggest that ThermoDox® may significantly improve OS compared to a RFA control in patients whose lesions undergo optimized RFA treatment for 45 minutes or more as well as support the protocol for our Phase III OPTIMA Study as described below.

While this information should be viewed with caution since it is based on a retrospective analysis of a subgroup, we also conducted additional analyses that may further strengthen the evidence for the HEAT Study sub-group. We commissioned an independent computational model at the University of South Carolina Medical School. The results unequivocally indicate that longer RFA heating times correlate with significant increases in doxorubicin concentration around the RFA treated tissue. In addition, we conducted a prospective preclinical study in 21 pigs using two different manufacturers of RFA and human equivalent doses of ThermoDox® that clearly support the relationship between increased heating duration and doxorubicin concentrations.

550 Patient Phase III Global Clinical Trial - Primary Liver Cancer (The OPTIMA Study)

Based on the OS data from the post-hoc analysis of results from the HEAT Study discussed above, we submitted our proposed pivotal Phase III clinical protocol for FDA review in the fourth quarter of 2013. On February 24, 2014, we announced that the FDA, after its customary 30 day review period, accepted without comment, subject to compliance with regulatory standards, clearance for the OPTIMA Study, our pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox® in combination with standardized RFA in primary liver cancer. The OPTIMA Study represents an evaluation of ThermoDox® in combination with a first line therapy, RFA, for newly diagnosed, intermediate stage HCC patients. HCC incidence globally is approximately 800,000 new cases per year. Approximately only 30% of newly diagnosed patients can be addressed with RFA alone. The OPTIMA Study is supported with a convincing hypothesis developed from an overall survival analysis of a large subgroup of patients from the HEAT Study.

Designed with extensive input from globally recognized HCC researchers and clinicians and after formal written consultation with the FDA, the OPTIMA Study was launched in the first half of 2014. The OPTIMA Study is expected to enroll up to 550 patients globally at up to 75 sites in the U.S., Canada, European Union, China and elsewhere in the Asia Pacific region, and will evaluate ThermoDox® in combination with standardized RFA, which will require a minimum of 45 minutes across all investigators and clinical sites for treating lesions 3 to 7 centimeters, versus standardized RFA alone. The primary endpoint for the trial is Overall Survival, and the secondary endpoints for the trial are PFS and safety. The OPTIMA Study is 80% powered to show a 33% improvement in OS. The statistical plan calls for two interim efficacy analyses by an independent iDMC.

On December 16, 2015, we announced that we had received the clinical trial application approval from the CFDA to conduct the OPTIMA Study in China. This clinical trial application approval will now allow Celsion to enroll patients at up to 20 clinical sites in China. With the addition of these Chinese clinical sites, the Company expects to complete enrollment in the OPTIMA Study during the first half of 2018. On April 26, 2016, we announced that the first patient in China has been enrolled in the OPTIMA Study. Results from the OPTIMA Study, if successful, will provide the basis for a global registration filing and marketing approval.

On November 29, 2016, the Company announced the results of an independent analysis conducted by the National Institutes of Health (the “NIH”) from the HEAT Study which reaffirmed the correlation between increased RFA burn time per tumor volume and improvements in overall survival. The NIH analysis, which sought to evaluate the correlation between RFA burn time per tumor volume (min/ml) and clinical outcome, concluded that increased burn time per tumor volume significantly improved overall survival in patients treated with RFA plus ThermoDox® compared to patients treated with RFA alone.

We will continue with partnerships, such as our arrangement with Hisun and Yakult Honsha Co., Ltd. (“Yakult”) to the extent feasible. In addition, we have assessed our product pipeline and research and development priorities. As we evaluate strategic alternatives, we will need to consider a number of factors, including investment in, or acquisition of, complementary businesses, technologies or products, possible capital raising transactions, partnering opportunities and working capital requirements. However, as demonstrated by the HEAT Study results announced on January 31, 2013, drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval. The timing and the outcome of clinical results is extremely difficult to predict. Clinical development successes and failures can have a disproportionate positive or negative impact on our scientific and medical prospects, financial prospects, financial condition and market value.

THERMODOX® IN RELATION TO CANCERS OTHER THAN PRIMARY LIVER CANCER

Recurrent Chest Wall (RCW) Breast Cancer Overview

Breast cancer is the most common malignancy in women in both the U.S. and the world. Despite a variety of therapeutic approaches, up to 40% of the estimated 95,000 patients in the U.S. undergoing a mastectomy as their primary treatment will develop locally recurrent RCW breast cancer.  There is currently no effective chemotherapeutic standard of care for RCW breast cancer and as a result, many of these patients will die within two years of the recurrence. Patients with RCW breast cancer suffer from disfiguring tumors and other symptoms including pain, foul-smelling wounds, and a very visual reminder of tumor progression.

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

The Company completed enrollment of the Phase I portion of the study in 2010. The enrollment of the Phase II portion of the DIGNITY Study commenced in the first quarter of 2013 and completed in mid-2015. The trial evaluated ThermoDox® in combination with mild hyperthermia and enrolled 28 patients at five clinical sites in the U.S. in both phases of the study. On December 14, 2015, we announced final data from the DIGNITY Study of ThermoDox® in RCW Breast Cancer at the San Antonio Breast Cancer Symposium. Of the 28 patients enrolled and treated, 21 patients were eligible for evaluation of efficacy. Thirteen patients, representing approximately 62% of the evaluable patients, experienced a local response, including six complete responses and seven partial responses. These data are consistent with the combined clinical data from the two previous Phase I trials discussed below.

Duke University also conducted a Phase I dose escalating ThermoDox® study in patients with RCW breast cancer and has presented preliminary results from the 16 enrolled patients that characterize the safety of the drug in RCW patients and the feasibility of ThermoDox® administration in these patients. In December 2013, we announced combined clinical data from our DIGNITY study and the Duke University sponsored Phase I trial of ThermoDox® plus hyperthermia in RCW breast cancer. The two similarly designed Phase I studies enrolled patients with highly resistant tumors found on the chest wall and who had progressed on previous therapy including chemotherapy, radiation therapy and hormone therapy. ThermoDox® in combination with mild hyperthermia was evaluated in these patients in up to six cycles. Both studies employed an open label 3+3 dose escalation study design to determine the Maximum Tolerated Dose, evaluate safety and determine early effects of ThermoDox® in combination with mild hyperthermia. There were 29 patients treated in the two trials, including 11 patients in the DIGNITY Study and 18 patients in the Duke study. Of the 29 patients, 23 were eligible for evaluation of efficacy. A local response rate of over 60 percent was reported in 14 of the 23 evaluable patients with five complete responses and nine partial responses.

Breast Cancer Phase II Clinical Trial - The Euro-DIGNITY Study

The Company anticipates that a Phase II study of RadioTherapy, HyperThermia and ThermoDox® to treat patients with local-regional recurrent chest wall breast cancer will be initiated by five to six clinical sites located in Italy, Israel, the Netherlands, Poland, and the Czech Republic (the Euro-DIGNITY Study). The Euro-DIGNITY Study is expected to commence in 2017 and is expected to enroll up to 70 patients affected by recurrent breast adenocarcinoma on the chest wall with/without nodes over a period of two years.

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

Secondary objectives of the Euro-DIGNITY Study will be (i) to evaluate the safety of the combination of ThermoDox®/Hyperthermia/Radiotherapy among patients with local-regional recurrence (LRR) breast cancer, (ii) to evaluate the duration of local control complete response, partial response and stable disease following treatment with ThermoDox®/Hyperthermia/Radiotherapy up to 24 months among patients with LRR breast cancer and (iii) to assess Patient Reported Quality of Life using the FACT-B and Brief Pain Inventory following treatment with ThermoDox®/Hyperthermia/Radiotherapy among patients with LRR breast cancer.

GEN-1 (IL-12 DNA PLASMID VECTOR ENCASED IN A NANOPARTICLE DELIVERY SYSTEM)

On June 20, 2014, we completed the acquisition of substantially all of the assets of EGEN. Pursuant to the Asset Purchase Agreement, CLSN Laboratories acquired all of EGEN’s right, title and interest in and to substantially all of the assets of EGEN, including cash and cash equivalents, patents, trademarks and other intellectual property rights, clinical data, certain contracts, licenses and permits, equipment, furniture, office equipment, furnishings, supplies and other tangible personal property. In addition, CLSN Laboratories assumed certain specified liabilities of EGEN, including the liabilities arising out of the acquired contracts and other assets relating to periods after the closing date. The Asset Purchase Agreement contains customary representations and warranties regarding EGEN and Celsion, covenants regarding the conduct of EGEN’s business prior to the consummation of the Acquisition, indemnification provisions, termination and other provisions customary for transactions of this nature.

In the acquisition, we acquired GEN-1, an IL-12 DNA plasmid vector encased in a nanoparticle delivery system which enables cell transfection followed by persistent, local secretion of the IL-12 protein, and two platform technologies for the development of treatments for those suffering with difficult-to-treat forms of cancer, novel nucleic acid-based immunotherapies and other anti-cancer DNA or RNA therapies, including TheraPlas and TheraSilence.

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

GEN-1 OVATION Study

We have initiated a Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer (the OVATION Study) at four clinical sites, including the University of Alabama at Birmingham, Oklahoma University Medical Center, Washington University in St. Louis and the Medical College of Wisconsin. The OVATION Study will seek to identify a safe, tolerable and therapeutically active dose of GEN-1 in newly diagnosed ovarian cancer patients who will be undergoing neo-adjuvant chemotherapy followed by surgical resection of their tumors. The trial is expected to enroll three to six patients per dose level and will evaluate safety and efficacy and attempt to define an optimal dose for a follow-on Phase I/II study combining GEN-1 with Avastin® and Doxil®.   In addition, the OVATION Study establishes a unique opportunity to assess how cytokine-based compounds such as GEN-1, directly affects ovarian cancer cells and the tumor microenvironment in newly diagnosed patients. The study is designed to characterize the nature of the immune response triggered by GEN-1 at various levels of the patient’s immune system, including:

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

In 2016 and early 2017, we announced data from the first four cohorts of patients in the OVATION Study. The OVATION Study is designed to enroll three to six patients per dose cohort and will continue into 2017 with the goal to identify a safe, tolerable and therapeutically active dose of GEN-1 by recruiting and maximizing an immune response. The first four cohorts each enrolled three patients. Enrollment of three additional patients in the fourth cohort is ongoing, and Celsion expects to complete the OVATION Study in the first half of 2017. Future studies of GEN-1 will include a Phase I/II study combining GEN-1 with Avastin® and Doxil®. The results of the OVATION Study to date are as follows:

Totality of Results in the First Four Cohorts

●

Of the first twelve patients dosed, one (1) patient demonstrated a complete response (“CR”), eight (8) patients demonstrated partial response (“PR”) and three patients demonstrated stable disease (“SD”), as measured by RECIST criteria. This translates to a 100% disease control rate (“DCR”) and 75% objective response rate (“ORR”).

●

Eleven patients had successful resections of their tumors, with six (6) patients having an R0 resection, which indicates a microscopically margin-negative resection in which no gross or microscopic tumor remains in the tumor bed, and four (4) patients with a R1 resection, indicating microscopic residual tumor. One patient had an R2, indicating macroscopic residual tumor. One patient in the second cohort was ineligible for debulking surgery due to a medical complication unrelated to the study or the study drug.

●

Of the eleven surgically treated and evaluable patients, one patient demonstrated a complete pathological response (“cPR”), five (5) patients demonstrated a micro pathological response (“microPR”), and five (5) patients demonstrated a macroPR. These data compare favorably to historical data, which indicate that cPRs are typically seen in less than 7% of patients receiving neoadjuvant chemotherapy followed by surgical resection. cPRs have been associated with a median overall survival of 72 months, which is more than three years longer than those who do not experience a cPR. In addition, microPRs are seen in approximately 30% of patients, and are associated with a median overall survival of 38 months.

●

All eleven patients who completed treatment follow-up experienced a dramatic (greater than 90%) drop in their CA-125 protein levels as of their most recent study visit. CA-125 is used to monitor certain cancers during and after treatment. CA-125 is present in greater concentrations in ovarian cancer cells than in other cells. A 50% reduction in CA-125 levels is considered meaningful.

Top Line Translational Data from First Two Cohorts

Celsion also reported initial translational data from the first two cohorts of patients. Tumor and blood samples collected before the start of the neoadjuvant chemotherapy (“NACT”) and after the completion of GEN-1 treatment at debulking surgery are being analyzed for immune cell populations.  Top line data demonstrates intriguing immunological changes in the tumor that are consistent with the activation of the immune system. Specifically,

●

In tumor tissue, there was an increase in cytotoxic CD8+ T-cell density in three out of four evaluable patients at debulking surgery.  There was a decrease in immunosuppressive FoxP3+ T-cells in two out of those 4 patients.  The ratio of CD8+/FoxP3+ cells was increased in all four evaluable patients.  High tumor infiltrating CD8+ T-cell density, low FoxP3+ T-cell density or high CD8+/FoxP3+ ratio demonstrate a potential shift in tumor environment to favoring immune stimulation following NACT + GEN-1 therapy. For the remaining two patients the post-treatment tumor tissue was not available.  In one of those two patients there was complete pathological response hence no tumor tissue was present to provide a post-treatment comparison. In the other patient the debulking surgery was not performed due to disease related complications.

●

In plasma samples, there was no significant change in T-cell density following the treatment.  The density of myeloid derived suppressor cells that are associated with immunosuppression in ovarian cancer were either decreased or did not increase in post-treatment samples.

Additional immune analysis of biological tissue including cytokine ELISA from the first two patient cohorts and a complete analysis of the two higher dose cohorts is in progress. We expect to report the final clinical and translational data from the OVATION Study in mid-2017.

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

THERAPLAS TECHNOLOGY PLATFORM

TheraPlas is a technology platform for the delivery of DNA and mRNA therapeutics via synthetic non-viral carriers and is capable of providing cell transfection for double-stranded DNA plasmids and large therapeutic RNA segments such as mRNA. There are two components of the TheraPlas system, a plasmid DNA or mRNA payload encoding a therapeutic protein, and a delivery system. The delivery system is designed to protect the DNA/RNA from degradation and promote trafficking into cells and through intracellular compartments. We designed the delivery system of TheraPlas by chemically modifying the low molecular weight polymer to improve its gene transfer activity without increasing toxicity. We believe that TheraPlas™ is a viable alternative to current approaches to gene delivery due to several distinguishing characteristics, including enhanced molecular versatility that allows for complex modifications to improve activity and safety.

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

TheraPlas has emerged as a viable alternative to current approaches due to several distinguishing characteristics such as excellent molecular versatility that allows for complex modifications to improve activity and safety with little difficulty. The biocompatibility of these polymers reduces the risk of adverse immune response, thus allowing for repeated administration. Compared to naked DNA or cationic lipids, TheraPlas is generally safer, more efficient, and cost effective. We believe that these advantages place Celsion in an excellent position to capitalize on the technology.

BUSINESS STRATEGY AND DEVELOPMENT PLAN

We have not generated and do not expect to generate any revenue from product sales in the next several years, if at all. An element of our business strategy has been to pursue, as resources permit, the research and development of a range of product candidates for a variety of indications. We may also evaluate licensing cancer products from third parties for cancer treatments to expand our current product pipeline. This is intended to allow us to diversify the risks associated with our research and development expenditures. To the extent we are unable to maintain a broad range of product candidates, our dependence on the success of one or a few product candidates would increase and results such as those announced in relation to the HEAT study on January 31, 2013 will have a more significant impact on our financial prospects, financial condition and market value. We may also consider and evaluate strategic alternatives, including investment in, or acquisition of, complementary businesses, technologies or products. As demonstrated by the HEAT Study results, drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval. The timing and the outcome of clinical results are extremely difficult to predict. The success or failure of any preclinical development and clinical trial can have a disproportionately positive or negative impact on our results of operations, financial condition, prospects and market value.

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

As of December 31, 2016, we have $4.3 million dollars in cash and short term investments. Given our development plans, we anticipate cash resources will be sufficient to fund our operations into mid-2017 and the Company has no committed sources of additional capital. The Company has a Controlled Equity OfferingSM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co. (see Note 10). As a result of the risks and uncertainties discussed in this Annual Report on Form 10-K, among others, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product if one of our product candidates receives regulatory approval for marketing, if at all. Our inability to complete any of our research and development activities, preclinical studies or clinical trials in a timely manner or our failure to enter into collaborative agreements when appropriate could significantly increase our capital requirements and could adversely impact our liquidity. While our estimated future capital requirements are uncertain and could increase or decrease as a result of many factors, including the extent to which we choose to advance our research and development activities, preclinical studies and clinical trials, or whether we are in a position to pursue manufacturing or commercialization activities, we will need significant additional capital to develop our product candidates through development and clinical trials, obtain regulatory approvals and manufacture and commercialize approved products, if any. We do not know whether we will be able to access additional capital when needed or on terms favorable to us or our stockholders. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.  Based on the above, management has determined there is substantial doubt regarding our ability to continue as a going concern. The report of our independent registered public accounting firm for the year ended December 31, 2016 includes an explanatory paragraph which expresses substantial doubt about our ability to continue as a going concern. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the Company’s financial condition, liquidity and capital resources.

RESEARCH AND DEVELOPMENT EXPENDITURES

We are engaged in a limited amount of research and development in our own facilities and have sponsored research programs in partnership with various research institutions, including the National Cancer Institute and Duke University. We are currently, with minimal cash expenditures, sponsoring clinical and pre-clinical research at the University of Oxford, University of Utrecht, Brigham and Women’s Hospital and the University of Washington. The majority of the spending in research and development is for the funding of ThermoDox® clinical trials. Research and development expenses were approximately $14.6 million and $14.7 million for the years ended December 31, 2016 and 2015, respectively.  See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding expenditures related to our research and development programs.

GOVERNMENT REGULATION

Government authorities in the U.S., at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, quality control, approval, manufacturing, labeling, post-approval monitoring and reporting, recordkeeping, packaging, promotion, storage, advertising, distribution, marketing and export and import of pharmaceutical products such as those we are developing. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources

Regulation in the United States

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

Research and Development

The vehicle by which FDA approves a new pharmaceutical product for sale and marketing in the U.S. is a New Drug Application (“NDA”). The steps ordinarily required before a new drug can be marketed in the U.S. include (a) completion of pre-clinical and clinical studies; (b) submission and FDA acceptance of an Investigational New Drug application (IND), which must become effective before human clinical trials may commence; (c) completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product to support each of its proposed indications; (d) submission and FDA acceptance of a NDA; and (e) FDA review and approval of the NDA.

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

Hatch-Waxman Exclusivity

The FDCA provides a five-year period of non-patent data exclusivity within the U.S. to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety. During the exclusivity period, the FDA generally may not accept for review an abbreviated new drug application (ANDA) or a 505(b)(2) NDA submitted by another company that references the previously approved drug. However, an ANDA or 505(b)(2) NDA referencing the new chemical entity may be submitted after four years if it contains a certification of patent invalidity or non-infringement.

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

In 2011, the European Commission granted orphan drug designation for ThermoDox® for the treatment of HCC in Europe. As established by the European Medicines Agency (“EMA”), orphan drug designation provides for scientific advice and regulatory assistance from the EMA, direct access to centralized marketing authorization and certain financial incentives, such as reduction of fees associated with pre-authorization inspections and marketing authorization application fees. The orphan drug designation in Europe also provides 10 years of market exclusivity subsequent to product approval.

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

COMPETITION

Competition in the discovery and development of new methods for treating and preventing disease is intense. We face, and will continue to face, competition from pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies both in the U.S. and abroad. We face significant competition from organizations pursuing the same or similar technologies used by us in our drug discovery efforts and from organizations developing pharmaceuticals that are competitive with our product candidates.

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

In 2003, our obligations under the license agreement with Duke University with respect to the testing and regulatory milestones and other licensed technology performance deadlines were eliminated in exchange for a payment of shares of our common stock. The license agreement continues to be subject to agreements to pay a royalty based upon future sales. In conjunction with the patent holder, we have filed international applications for a certain number of the U.S. patents.

Our rights under the license agreement with Duke University extend for the longer of 20 years or the end of any term for which any relevant patents are issued by the United States Patent and Trademark Office. Currently we have rights to Duke’s patent for its thermo-liposome technology in the U.S., which expires in 2018, and to future patents received by Duke in Canada, Europe, Japan and Australia, where it has patent applications have been granted. The European grant provides coverage in the European Community. For this technology, our license rights are worldwide, including the U.S., Canada, certain European countries, Australia, Hong Kong, and Japan.

Patents and Proprietary Rights

Celsion holds an exclusive license agreement with Duke University for its temperature-sensitive liposome technology that covers the ThermoDox® formulation. Celsion also has issued patents which pertain specifically to methods of storing stabilized, temperature-sensitive liposomal formulations and will assist in the protection of global rights.  These patents will extend the overall term of the ThermoDox® patent portfolio to 2026. These patents are the first in this family, which includes pending applications in the U.S., Europe and additional key commercial geographies in Asia.  This extended patent runway to 2026 allows for the evaluation of future development activities for ThermoDox® and Celsion's heat-sensitive liposome technology platform.

For the ThermoDox® technology, we either exclusively license or own U.S. and international patents with claims and methods and compositions of matters that cover various aspects of lysolipid thermally-sensitive liposomes technology, with expiration dates ranging from 2018 to 2026.

For the TheraPlas technology, we own three U.S. and international patents and related applications with claims and methods and compositions of matters that cover various aspects of TheraPlas and GEN-1 technologies, with expiration dates ranging  from 2020 to 2028.

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

EMPLOYEES

As of March 23, 2017, we employed 19 full-time employees.  We also maintain active independent contractor relationships with various individuals, most of whom have month-to-month or annual consulting agreements.  None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

RECENT EVENTS

On February 14, 2017, the Company entered into a securities purchase agreement whereby it sold, in a public offering (the “February 14, 2017 Public Offering”), an aggregate of 19,385,869 shares of common stock of the Company at an offering price of $0.23 per share. In addition, the Company sold Series AA Warrants (the “Series AA Warrants”) to purchase up to 16,489,402 shares of common stock and Pre-Funded Series BB Warrants (the “Pre-Funded Series BB Warrants”) to purchase up to 2,600,000 shares of common stock. The Series AA Warrants have an exercise price of $0.23 per share, have a five year life and are immediately exercisable. The Pre-Funded Series BB Warrants were offered at $0.22 per share, are immediately exercisable for $0.01 per share of common stock, do not have an expiration date and were issued in lieu of shares of common stock to the extent that the purchase of common stock would cause the beneficial ownership of the purchaser of such shares, together with its affiliates and certain related parties, to exceed 9.99% of our common stock. The Company received approximately $5.0 million in gross proceeds (excluding the proceeds, if any, from the exercise of the warrants) in the February 14, 2017 Public Offering.

ITEM 1A.     RISK FACTORS

We are providing the following cautionary discussion of risk factors, uncertainties and assumptions that we believe are relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ significantly from expected or historical results and our forward-looking statements. We note these factors for investors as permitted by Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and Section 27A of the Securities Act of 1933, as amended. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties that may impact our business. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.

RISKS RELATED TO OUR BUSINESS

We have a history of significant losses from operations and expect to continue to incur significant losses for the foreseeable future.

Since our inception, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $241 million at December 31, 2016. For the years ended December 31, 2016 and 2015, we incurred a net loss of $22.1 million, and $22.5 million, respectively. We currently have no product revenue and do not expect to generate any product revenue for the foreseeable future. Because we are committed to continuing our product research, development, clinical trial and commercialization programs, we will continue to incur significant operating losses unless and until we complete the development of ThermoDox®, GEN-1 and other new product candidates and these product candidates have been clinically tested, approved by the United States Food and Drug Administration (FDA) and successfully marketed. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, us or our collaborators successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third party alternatives for any approved product and raising sufficient funds to finance business activities. If we or our collaborators are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Drug development is an inherently uncertain process with a high risk of failure at every stage of development. Our lead drug candidate failed to meets its primary endpoint in our earlier Phase III clinical trial.

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

We will need to raise additional capital to fund our planned future operations, and we may be unable to secure such capital without dilutive financing transactions. If we are not able to raise additional capital, we may not be able to complete the development, testing and commercialization of our product candidates. If we are not able to raise additional capital when needed, there would continue to be substantial doubt as to our ability to continue as a going concern.

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the year ended December 31, 2016, we had a net loss of $22.1 million and used $18.4 million to fund operations. We have incurred approximately $241 million of cumulated net losses. As of December 31, 2016, we had approximately $4.3 million in cash and cash equivalents. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. For example, ThermoDox® is being evaluated in a Phase III clinical trial in combination with RFA for the treatment of primary liver cancer, a Phase II clinical trial for the treatment of recurrent chest wall breast cancer and other preclinical studies. We initiated a Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer in the second half of 2015 and plan to expand our ovarian cancer development program to include a Phase I dose escalating trial evaluating GEN-1 in combination with Avastin® and Doxil® in platinum-resistant ovarian cancer patients .

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

We continue to seek additional financial resources to fund the further development of our product candidates. If we are unable to obtain additional capital on a timely basis or on acceptable terms, we may be required to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, if any, limit strategic opportunities or undergo corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or potential markets or that could impose onerous financial or other terms. As explained in the notes to our financial statements, if the Company is not able to raise additional funds when needed, there would continue to be substantial doubt as to the Company’s ability to continue as a going concern. Furthermore, if we cannot fund our ongoing development and other operating requirements, particularly those associated with our obligations to conduct clinical trials under our licensing agreements, we will be in breach of these licensing agreements and could therefore lose our license rights, which could have material adverse effects on our business. Based on the above, management has determined there is substantial doubt regarding our ability to continue as a going concern. The report of our independent registered public accounting firm for the year ended December 31, 2016 includes an explanatory paragraph which expresses substantial doubt about our ability to continue as a going concern.

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

We have devoted our resources to developing a new generation of products and will not be able to market these products until we have completed clinical trials and obtain all necessary governmental approvals. Our lead product candidate, ThermoDox® and the product candidates we purchased in our acquisition of EGEN, including GEN-1, are still in various stages of development and trials and cannot be marketed until we have completed clinical testing and obtained necessary governmental approval. Following our announcement on January 31, 2013 that the HEAT Study failed to meet its primary endpoint of progression free survival, we continued to follow the patients enrolled in the HEAT Study to the secondary endpoint, overall survival. Based on the overall survival data from the post-hoc analysis of results from the HEAT Study, we launched a pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox® in combination with RFA in primary liver cancer, known as the OPTIMA Study, in the first half of 2014. ThermoDox® is currently also being evaluated in a Phase II clinical trial for the treatment of recurrent chest wall breast cancer, known as the DIGNITY Study, and other preclinical studies. GEN-1 is currently in an early stage of clinical development for the treatment of ovarian cancer. We initiated a Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer in the second half of 2015 and plan to expand our ovarian cancer development program to include a Phase I dose escalating trial evaluating GEN-1 in combination with Avastin® and Doxil® in platinum-resistant ovarian cancer patients. The delivery technology platforms, TheraPlas and TheraSilence, are in preclinical stages of development. Accordingly, our revenue sources are, and will remain, extremely limited until our product candidates are clinically tested, approved by the FDA or foreign regulatory agencies and successfully marketed. We cannot guarantee that any of our product candidates will be approved by the FDA or any foreign regulatory agency or marketed, successfully or otherwise, at any time in the foreseeable future or at all.

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

As part of our business strategy, we may seek Orphan Drug Designation for our product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the U.S. and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S.

Even if we obtain Orphan Drug Designation for our product candidates in specific indications, we may not be the first to obtain marketing approval of these product candidates for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the U.S. may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek Orphan Drug Designation for our product candidates, we may never receive such designations.

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

We may not be able to hire or retain key officers or employees that we need to implement our business strategy and develop our product candidates and business, including those purchased in the EGEN asset acquisition.

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

There are many companies and other institutions engaged in research and development of various technologies for cancer treatment products that seek treatment outcomes similar to those that we are pursuing. We believe that the level of interest by others in investigating the potential of possible competitive treatments and alternative technologies will continue and may increase. Potential competitors engaged in all areas of cancer treatment research in the U.S. and other countries include, among others, major pharmaceutical, specialized technology companies, and universities and other research institutions. Most of our current and potential competitors have substantially greater financial, technical, human and other resources, and may also have far greater experience than do we, both in pre-clinical testing and human clinical trials of new products and in obtaining FDA and other regulatory approvals. One or more of these companies or institutions could succeed in developing products or other technologies that are more effective than the products and technologies that we have been or are developing, or which would render our technology and products obsolete and non-competitive. Furthermore, if we are permitted to commence commercial sales of any of our products, we will also be competing, with respect to manufacturing efficiency and marketing, with companies having substantially greater resources and experience in these areas.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. Our January 31, 2013 announcement that the HEAT Study failed to meet its primary endpoint has resulted in significant volatility and a steep decline in the price of our common stock, a level of decline that could result in securities litigation. Plaintiffs’ securities litigation firms have publicly announced that they are investigating potential securities fraud claims that they may wish to make against us. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospect. The closing price of our common stock as reported on The NASDAQ Capital Market had a high price of $3.15 and a low price of $1.65 in the 52-week period ended December 31, 2015 and a high price of $1.93 and a low price of $0.30 in the 52-week period ended December 31, 2016. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 23, 2017, we had 55,466,492 shares of common stock outstanding, all of which shares, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, all of the shares of common stock issuable upon exercise of warrants will be freely tradable without restriction or further registration upon issuance.

Our stockholders may experience significant dilution as a result of future equity offerings or issuances and exercise of outstanding options and warrants.

In order to raise additional capital or pursue strategic transactions, we may in the future offer, issue or sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock, including the issuance of common stock in relation to the achievement, if any, of milestones triggering our payment of earn-out consideration in connection with the EGEN acquisition. Our stockholders may experience significant dilution as a result of future equity offerings or issuances. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders. As of March 23, 2017, we have a significant number of securities convertible into, or allowing the purchase of, our common stock, including 35,062,319 shares of common stock issuable upon exercise of warrants outstanding, 2,547,289 options to purchase shares of our common stock and restricted stock awards outstanding, and 890,908 shares of common stock reserved for future issuance under our stock incentive plans. Under the Controlled Equity OfferingSM Sales Agreement entered into with Cantor Fitzgerald & Co. on February 1, 2013, we may offer and sell, from time to time through “at-the-market” offerings, up to an aggregate of $25 million of shares of our common stock. We have only sold $7.6 million in gross proceeds under the Sales Agreement as of March 23, 2017.

We may be unable to maintain compliance with The NASDAQ Marketplace Rules which could cause our common stock to be delisted from The NASDAQ Capital Market. This could result in the lack of a market for our common stock, cause a decrease in the value of an investment in us, and adversely affect our business, financial condition and results of operations.

Our common stock is currently listed on The NASDAQ Capital Market. To maintain the listing of our common stock on The NASDAQ Capital Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and stockholders’ equity of at least $2.5 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and a total market value of listed securities of at least $35 million. As of March 23, 2017, the closing sale price per share of our common stock was $0.27, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors and 10% or more stockholders) was approximately $14.8 million and the total market value of our listed securities was approximately $15.0 million. There is no assurance that we will continue to meet the minimum closing price requirement and other listing requirements. As of December 31, 2016, we had stockholders’ equity of approximately $6.7 million.

On December 15, 2016, we received a letter from NASDAQ indicating that the closing bid price of our common stock fell below $1.00 per share for the previous 30 consecutive business days, and that we are therefore not in compliance with the minimum bid price requirement for continued inclusion on The NASDAQ Capital Market and our common stock could be subject to delisting from The NASDAQ Capital Market. If our common stock is delisted, trading of the stock will most likely take place on an over-the-counter market established for unlisted securities, such as the Pink Sheets or the OTC Bulletin Board. An investor is likely to find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors may not buy or sell our common stock due to difficulty in accessing over-the-counter markets, or due to policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules regarding “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to investors in penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher priced stock, would further limit the ability and willingness of investors to trade in our common stock. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified executives and employees and to raise capital.

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

We currently have significant net operating losses (NOLs) that may be used to offset future taxable income. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. During 2016, 2015, 2014 and years prior, we performed analyses to determine if there were changes in ownership, as defined by Section 382 of the Internal Revenue Code that would limit our ability to utilize certain net operating loss and tax credit carry forwards. We determined we experienced an ownership change, as defined by Section 382, in connection with certain common stock offerings in 2011, 2013, and 2015. As a result, the utilization of our federal tax net operating loss carry forwards generated prior to the ownership changes is limited. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, which would significantly limit our ability to utilize NOLs to offset future taxable income.

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

Our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable by authorizing the issuance of “blank check” preferred stock. This preferred stock may be issued by our Board of Directors on such terms as it determines, without further stockholder approval. Therefore, our Board of Directors may issue such preferred stock on terms unfavorable to a potential bidder in the event that our Board of Directors opposes a merger or acquisition. In addition, our Board of Directors may discourage such transactions by increasing the amount of time necessary to obtain majority representation on our Board of Directors. Certain other provisions of our bylaws and of Delaware law may also discourage, delay or prevent a third party from acquiring or merging with us, even if such action were beneficial to some, or even a majority, of our stockholders.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.           PROPERTIES

In 2011, we entered into a lease with Brandywine Operating Partnership, L.P. (Brandywine), a Delaware limited partnership for a 10,870 square foot premises located in Lawrenceville, New Jersey.  In October 2011, we relocated our offices to Lawrenceville, New Jersey from Columbia, Maryland.  The lease has a remaining term of 4 months. As required by the lease, we provided the landlord with an irrevocable and unconditional standby letter of credit for $250,000, which we secured with an escrow deposit at our banking institution of this same amount.  The lease stipulated standby letter of credit will be reduced by $50,000 on each of the 19th, 31st and 43rd months from the initial term, with the remaining $100,000 amount remaining until the term of the lease has expired. In connection with three $50,000 reductions of the standby letter of credit in April 2013, 2014 and 2015, we reduced the escrow deposit by $50,000 each time. In late 2015, Lenox Drive Office Park LLC, purchased the real estate and office building and assumed the lease. The Company is currently in negotiations with the landlord to extend the lease term and reduce the square footage by approximately 30%.

In connection with the acquisition of substantially all of the assets of EGEN, Inc., an Alabama corporation, in June 2014, we assumed the existing lease with another landlord for an 11,500 square foot premises located in Huntsville Alabama. This lease has a remaining term of 13 months with monthly rent payments of approximately $23,200.

We believe our existing facilities are suitable and adequate to conduct our business.

ITEM 3.           LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4.           MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for Our Common Stock

Our common stock trades on The NASDAQ Capital Market under the symbol “CLSN”.  The following table sets forth the high and low reported closing sale prices for the periods indicated.

	High	Low
YEAR ENDED DECEMBER 31, 2016

First Quarter (January 1 – March 31, 2016)	$1.99	$1.04
Second Quarter (April 1 – June 30, 2016)	$1.78	$1.30
Third Quarter (July 1 – September 30, 2016)	$1.34	$1.20
Fourth Quarter (October 1 – December 31, 2016)	$0.99	$0.30

YEAR ENDED DECEMBER 31, 2015
First Quarter (January 1 – March 31, 2015)	$3.54	$2.15
Second Quarter (April 1 – June 30, 2015)	$3.57	$2.42
Third Quarter (July 1 – September 30, 2015)	$2.72	$1.63
Fourth Quarter (October 1 – December 31, 2015)	$2.31	$1.61

On March 23, 2017, the last reported sale price for our common stock on the NASDAQ Capital Market was $0.27.

Record Holders

As of March 23, 2017, there were approximately 16,000 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record stockholders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of stockholders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized For Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.”

Recent Sales of Unregistered Securities

On December 23, 2016, we issued and sold approximately 5.1 million shares of our common stock to several institutional investors for an aggregate purchase price of approximately $1.8 million in a registered direct offering. In a concurrent private transaction, we sold to each investor warrants, each to purchase one share of our common stock. The warrants are initially exercisable six months following issuance, and terminate five and one-half years following issuance. The warrants have an exercise price of $0.46 per share and are exercisable to purchase an aggregate of approximately 5.1 million shares of our common stock, subject to limited exceptions.

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

Overview

Celsion is a fully-integrated, development stage oncology drug company focused on developing a portfolio of innovative cancer treatments, including directed chemotherapies, DNA-mediated immunotherapy and RNA based therapies. Our lead product candidate is ThermoDox®, a proprietary heat-activated liposomal encapsulation of doxorubicin, currently in a Phase III clinical trial for the treatment of primary liver cancer (the OPTIMA Study) and a Phase II clinical trial for the treatment of recurrent chest wall breast cancer (the DIGNITY Study). Second in our pipeline is GEN-1, a DNA-mediated immunotherapy for the localized treatment of ovarian and brain cancers.

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

Significant Events

ThermoDox®

ThermoDox® is being evaluated in a Phase III clinical trial for primary liver cancer (the “OPTIMA Study”) which was initiated in 2014 and a Phase II clinical trial for recurrent chest wall breast cancer (the “DIGNITY Study”). ThermoDox® is a liposomal encapsulation of doxorubicin, an approved and frequently used oncology drug for the treatment of a wide range of cancers.  Localized heat at hyperthermia temperatures (greater than 40° Celsius) releases the encapsulated doxorubicin from the liposome enabling high concentrations of doxorubicin to be deposited preferentially in and around the targeted tumor.

The HEAT Study. On January 31, 2013, we announced that ThermoDox® in combination with radio frequency ablation (“RFA”) did not meet the primary endpoint of progression free survival (“PFS”) for the 701 patient clinical trial in patients with hepatocellular carcinoma (HCC), also known as primary liver cancer (the HEAT Study). We determined, after conferring with the HEAT Study’s independent Data Monitoring Committee (iDMC), that the HEAT Study did not meet the goal of demonstrating persuasive evidence of clinical effectiveness, that being a clinically meaningful improvement in progression free survival (PFS), that could form the basis for regulatory approval. In the trial, ThermoDox® was well-tolerated with no unexpected serious adverse events. Following the announcement of the HEAT Study results, we continued to follow patients for overall survival (OS), the secondary endpoint of the HEAT Study. We have conducted a comprehensive analysis of the data from the HEAT Study to assess the future strategic value and development strategy for ThermoDox®.

Findings from the HEAT Study post-hoc data analysis suggest that ThermoDox® may substantially improve overall survival, when compared to the control group, in patients if their lesions undergo a 45 minute RFA procedure standardized for a lesion greater than 3 cm in diameter. Data from nine OS sweeps have been conducted since the top line PFS data from the HEAT Study were announced in January 2013, with each data set demonstrating progressive improvement in clinical benefit and statistical significance. On August 15, 2016, the Company announced the most recent post-hoc OS analysis from the HEAT Study. These results demonstrated that in a large, well bounded subgroup of patients with a single lesion (n=285, 41% of the HEAT Study patients), the combination of ThermoDox® and optimized RFA provided an average 54% risk improvement in OS compared to optimized RFA alone. The Hazard Ratio at this latest OS analysis is 0.65 (95% CI 0.45 - 0.94) with a p-value of 0.02. Median OS for the ThermoDox® group has been reached which translates into a two year survival benefit over the optimized RFA group (projected to be greater than 80 months for the ThermoDox® plus optimized RFA group compared to less than 60 months projection for the optimized RFA only group). These data continue to strongly suggest that ThermoDox® may significantly improve Overall Survival compared to a RFA control in patients whose lesions undergo optimized RFA treatment for 45 minutes or more as well as support the protocol for our Phase III OPTIMA Study as described below.

Findings from the HEAT Study post-hoc data analysis have shown to be well balanced and not diminished in anyway by other factors. Supplementary computational modeling and prospective preclinical animal studies have shown additional support the relationship between heating duration and clinical outcomes. These data have been presented, without objection, at multiple scientific and medical conferences in 2013 through 2016 by key HEAT Study investigators and leading liver cancer experts. The presentations include:

●	World Conference on Interventional Oncology in May 2013;

●	European Conference on Interventional Oncology in June 2013 and April 2014;

●	International Liver Cancer Association (ILCA) Annual Conference in September 2013, 2014 and 2015;

●	American Society of Clinical Oncology 50th Annual Meeting in June 2014;

●	Asian Conference on Tumor Ablation in October 2015 and 2016; and

●	Asia-Pacific Primary Liver Cancer Expert (APPLE) Meeting in July 2016

The OPTIMA Study. On February 24, 2014, we announced that the United States Food and Drug Administration (FDA), after its customary 30 day review period, accepted our IND without comment, subject to compliance with regulatory standards, for our pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox®, our proprietary heat-activated liposomal encapsulation of doxorubicin in combination with RFA in primary liver cancer, also known as HCC (the OPTIMA Study). The OPTIMA Study trial design is based on the comprehensive analysis of data from the HEAT study, which, as described previously, demonstrated that treatment with ThermoDox® resulted in a 54% risk improvement in overall survival in a large number of HCC patients that received an optimized RFA treatment for longer than 45 minutes. Designed with extensive input from globally recognized HCC researchers and clinicians and, after formal written consultation with the FDA, the OPTIMA Study was launched in the first half of 2014. The OPTIMA Study is expected to enroll up to 550 patients globally at up to 75 sites in the U.S., Canada, European Union, China and elsewhere in the Asia Pacific region, and will evaluate ThermoDox® in combination with standardized RFA, which will require a minimum of 45 minutes across all investigators and clinical sites for treating lesions 3 to 7 centimeters, versus standardized RFA alone. The primary endpoint for the trial is OS, and the secondary endpoints for the trial are PFS and safety. The statistical plan calls for two interim efficacy analyses by an independent DMC.

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

On November 29, 2016, the Company announced the results of an independent analysis conducted by the National Institutes of Health (the “NIH”) from the HEAT Study which reaffirmed the correlation between increased RFA burn time per tumor volume and improvements in overall survival. The NIH analysis, which sought to evaluate the correlation between RFA burn time per tumor volume (min/ml) and clinical outcome, concluded that increased burn time per tumor volume significantly improved overall survival in patients treated with RFA plus ThermoDox® compared to patients treated with RFA alone.

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

The Euro-DIGNITY Study. The Company anticipates a Phase II study of RadioTherapy, HyperThermia and ThermoDox® to treat patients with local-regional recurrent chest wall breast cancer will be initiated by five to six clinical sites located in Italy, Israel, the Netherlands, Poland, and the Czech Republic (the Euro-DIGNITY Study). The Euro-DIGNITY Study will be Phase II study enrolling up to 70 patients affected by recurrent breast adenocarcinoma on the chest wall with/without nodes over a period of two years.

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

Secondary objectives of the Euro-DIGNITY Study will be (i) to evaluate the safety of the combination of ThermoDox®/Hyperthermia/Radiotherapy among patients with local-regional recurrence (LRR) breast cancer, (ii) to evaluate the duration of local control complete response, partial response and stable disease following treatment with ThermoDox®/Hyperthermia/Radiotherapy up to 24 months among patients with LRR breast cancer and (iii) to assess Patient Reported Quality of Life using the FACT-B and Brief Pain Inventory following treatment with ThermoDox®/Hyperthermia/Radiotherapy among patients with LRR breast cancer.

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

Property and equipment, net	$35,000
In-process research and development	24,211,000
Other intangible assets (Covenant not to compete)	1,591,000
Goodwill	1,976,000
Total assets:	27,813,000
Accounts payable and accrued liabilities	(235,000)
Net assets acquired	$27,578,000

The purchase price exceeds the estimated fair value of the net assets acquired by approximately $2.0 million which was recorded as goodwill.

Acquired In-Process Research and Development (IPR&D)

With the acquisition, we obtained GEN-1, a DNA-based immunotherapy for the localized treatment of ovarian and brain cancers, and three platform technologies for the development of treatments for those suffering with difficult-to-treat forms of cancer, novel nucleic acid-based immunotherapies and other anti-cancer DNA or RNA therapies, including TheraPlas and TheraSilence™.

Acquired IPR&D consists of EGEN's drug technology platforms: GEN-1, TheraPlas and TheraSilence. The fair value of the IPR&D drug technology platforms was estimated to be $24.2 million as of the acquisition date using the Multi-Period Excess Earnings Method (MPEEM) which is a form of the income approach. Under the MPEEM, the fair value of an intangible asset is equal to the present value of the asset’s incremental after-tax cash flows (excess earnings) remaining after deducting the market rates of return on the estimated value of contributory assets (contributory charge) over its remaining useful life.

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

At the closing of the acquisition, the IPR&D was considered indefinite lived intangible assets and was not amortized. The IPR&D is reviewed on an annual basis or more frequently if there appears to be an indication of impairment. At December 31, 2016, the Company determined one of the IPR&D assets related to the development of its RNA delivery system being developed with collaborators using their RNA product candidates, valued at $1.4 million, was impaired.  Therefore, the Company wrote off the value of this IPR&D asset incurring a non-cash charge of $1.4 million in the fourth quarter of 2016.  In connection with the write-off of this IPR&D asset, the Company concluded there was no probability of payments of the earn-out milestones associated with this asset and therefore reduced the earn-out milestone liability by $0.7 million at the same time.  The Company concluded none of the other IPR&D assets from the EGEN acquisition were impaired at December 31, 2016.

Covenant Not To Compete (CNTC)

Pursuant to the EGEN Purchase Agreement, EGEN provided certain covenants (“Covenant Not To Compete”) to the Company whereby EGEN agreed, during the period ending on the seventh anniversary of the closing date of the acquisition on June 20, 2014, not to enter into any business, directly or indirectly, which competes with the business of the Company nor will it contact, solicit or approach any of the employees of the Company for purposes of offering employment.

At the end of 2016, the Company concluded the CNTC which was valued at approximately $1.6 million at the date of the EGEN acquisition had a definitive life and should be amortized on a straight line basis over its life of 7 years. Therefore, in the fourth quarter of 2016, the Company recorded a non-cash adjustment of $568,290 representing the cumulative amount of amortization expense from the date of acquisition through the end of 2016. The fair value of the CNTC was $1,022,924 net of $568,290 accumulated amortization as of December 31, 2016 and $1,591,214 as of December 31, 2015.

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

We have initiated the OVATION Study at four clinical sites at the University of Alabama at Birmingham, Oklahoma University Medical Center, Washington University in St. Louis and the Medical College of Wisconsin. During 2016 and 2017, we announced data from the first four cohorts of patients in the OVATION Study, respectively. The OVATION Study is designed to enroll three to six patients per dose cohort and will continue into 2017 with the goal to identify a safe, tolerable and therapeutically active dose of GEN-1 by recruiting and maximizing an immune response. The first four cohorts each enrolled three patients. Enrollment of three additional patients in the fourth cohort is ongoing, and Celsion expects to complete the OVATION Study in the first half of 2017. Future studies of GEN-1 will include a Phase I/II study combining GEN-1 with Avastin® and Doxil®. The results of the OVATION Study to date are as follows:

Totality of Results in the First Four Cohorts

●

Of the first twelve patients dosed, one (1) patient demonstrated a complete response (“CR”), eight (8) patients demonstrated partial response (“PR”) and three patients demonstrated stable disease (“SD”), as measured by RECIST criteria. This translates to a 100% disease control rate (“DCR”) and 75% objective response rate (“ORR”).

●

Eleven patients had successful resections of their tumors, with six (6) patients having an R0 resection, which indicates a microscopically margin-negative resection in which no gross or microscopic tumor remains in the tumor bed, and four (4) patients with a R1 resection, indicating microscopic residual tumor. One patient had an R2, indicating macroscopic residual tumor. One patient in the second cohort was ineligible for debulking surgery due to a medical complication unrelated to the study or the study drug.

●

Of the eleven surgically treated and evaluable patients, one patient demonstrated a complete pathological response (“cPR”), five (5) patients demonstrated a micro pathological response (“microPR”), and five (5) patients demonstrated a macroPR. These data compare favorably to historical data, which indicate that cPRs are typically seen in less than 7% of patients receiving neoadjuvant chemotherapy followed by surgical resection. cPRs have been associated with a median overall survival of 72 months, which is more than three years longer than those who do not experience a cPR. In addition, microPRs are seen in approximately 30% of patients, and are associated with a median overall survival of 38 months.

●

All eleven patients who completed treatment follow-up experienced a dramatic (greater than 90%) drop in their CA-125 protein levels as of their most recent study visit. CA-125 is used to monitor certain cancers during and after treatment. CA-125 is present in greater concentrations in ovarian cancer cells than in other cells. A 50% reduction in CA-125 levels is considered meaningful.

 Top Line Translational Data from First Two Cohorts

Celsion also reported initial translational data from the first two cohorts of patients. Tumor and blood samples collected before the start of the neoadjuvant chemotherapy (“NACT”) and after the completion of GEN-1 treatment at debulking surgery are being analyzed for immune cell populations.  Top line data demonstrates intriguing immunological changes in the tumor that are consistent with the activation of the immune system. Specifically,

●

In tumor tissue, there was an increase in cytotoxic CD8+ T-cell density in three out of four evaluable patients at debulking surgery.  There was a decrease in immunosuppressive FoxP3+ T-cells in two out of those 4 patients.  The ratio of CD8+/FoxP3+ cells was increased in all four evaluable patients.  High tumor infiltrating CD8+ T-cell density, low FoxP3+ T-cell density or high CD8+/FoxP3+ ratio demonstrate a potential shift in tumor environment to favoring immune stimulation following NACT + GEN-1 therapy. For the remaining two patients the post-treatment tumor tissue was not available.  In one of those two patients there was complete pathological response hence no tumor tissue was present to provide a post-treatment comparison. In the other patient the debulking surgery was not performed due to disease related complications.

●

In plasma samples, there was no significant change in T-cell density following the treatment.  The density of myeloid derived suppressor cells that are associated with immunosuppression in ovarian cancer were either decreased or did not increase in post-treatment samples.

Additional immune analysis of biological tissue including cytokine ELISA from the first two patient cohorts and a complete analysis of the two higher dose cohorts is in progress. We expect to report the final clinical and translational data from the OVATION Study in mid-2017.

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

Business Plan and Going Concern

As a clinical stage biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in "Part I, Item 1A. Risk Factors" in this Annual Report on Form 10-K.

As of December 31, 2016, we had $4.3 million in cash and short term investments. Given our development plans, we anticipate cash resources will be sufficient to fund our operations into mid-2017 and the Company has no committed sources of additional capital. The Company has a Controlled Equity OfferingSM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co. (see Note 10). As a result of the risks and uncertainties discussed in this Annual Report on Form 10-K, among others, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete any of our research and development activities, preclinical studies or clinical trials in a timely manner or our failure to enter into collaborative agreements when appropriate could significantly increase our capital requirements and could adversely impact our liquidity. While our estimated future capital requirements are uncertain and could increase or decrease as a result of many factors, including the extent to which we choose to advance our research, development activities, preclinical studies and clinical trials, or if we are in a position to pursue manufacturing or commercialization activities, we will need significant additional capital to develop our product candidates through development and clinical trials, obtain regulatory approvals and manufacture and commercialized approved products, if any. We do not know whether we will be able to access additional capital when needed or on terms favorable to us or our stockholders. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business. Based on the above, management has determined there is substantial doubt regarding our ability to continue as a going concern. The report of our independent registered public accounting firm for the year ended December 31, 2016 includes an explanatory paragraph which expresses substantial doubt about our ability to continue as a going concern.

Financing Overview

Equity and Debt Financings

During 2016 and 2015, we issued a total of 11.0 million shares of common stock; in the following equity transactions for an aggregate $16.4 million in gross proceeds.

●

On December 23, 2016, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company sold, in a registered direct offering, an aggregate of 5,142,843 shares of common stock for an aggregate purchase price of approximately $1.8 million. In a concurrent private placement, the Company issued to the same investors warrants to purchase up to 5,142,843 shares of common stock.

●

On June 13, 2016, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Company sold, in a registered direct offering, an aggregate of 2,311,764 shares of common stock and Pre-funded Series B Warrants to purchase 2,100,000 shares of common stock for an aggregate purchase price of approximately $6.0 million. In a concurrent private placement, the Company issued to the same investor warrants to purchase up to 8,823,528 shares of common stock. As of March 15, 2017, the Pre-funded Series B Warrants were fully exercised.

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

Subsequent to December 31, 2016, the Company entered into a securities purchase agreement on February 14, 2017 whereby it sold, in a public offering (the February 14, 2017 Public Offering), an aggregate of 19,385,869 shares of common stock of the Company at an offering price of $0.23 per share. In addition, the Company sold Series AA Warrants (the Series AA Warrants) to purchase up to 16,489,402 shares of common stock and Pre-Funded Series BB Warrants (the Pre-Funded Series BB Warrants) to purchase up to 2,600,000 shares of common stock. The Series AA Warrants have an exercise price of $0.23 per share, have a five year life and are immediately exercisable. The Pre-Funded Series BB Warrants were offered at $0.22 per share, are immediately exercisable for $0.01 per share of common stock, do not have an expiration date and were issued in lieu of shares of common stock to the extent that the purchase of common stock would cause the beneficial ownership of the Purchaser, together with its affiliates and certain related parties, to exceed 9.99% of our common stock. The Company received approximately $5.0 million in gross proceeds (excluding the proceeds, if any, from the exercise of the warrants) in the February 14, 2017 Public Offering.

On June 20, 2014, we completed the acquisition of substantially all of the assets of EGEN, Inc. At the closing, we paid approximately $3.0 million in cash and issued 2,712,188 shares of its common stock to EGEN. In addition, 670,070 shares of common stock are issuable to EGEN pending satisfactory resolution of any post-closing adjustments of expenses and EGEN’s indemnification obligations under the EGEN Purchase Agreement

In November 2013, the Company entered into a loan agreement with Hercules Technology Growth Capital, Inc. (Hercules) which permits up to $20 million in capital to be distributed in multiple tranches (the Hercules Credit Agreement). The Company drew the first tranche of $5 million upon closing of the Hercules Credit Agreement in November 2013 and used approximately $4 million of the proceeds to repay the outstanding obligations under its loan agreement with Oxford Finance LLC and Horizon Technology Finance Corporation as discussed further below. On June 10, 2014, the Company closed the second $5 million tranche under the Hercules Credit Agreement. The proceeds were used to fund the $3.0 million upfront cash payment associated with Celsion's acquisition of EGEN, as well as the Company’s transaction costs associated with the EGEN acquisition.  Upon the closing of this second tranche, the Company has drawn down a total of $10 million under the Hercules Credit Agreement.  The obligations under the Hercules Credit Agreement are in the form of secured indebtedness bearing interest at a calculated prime-based variable rate (11.25% per annum since inception through December 17, 2015, 11.50% from December 18, 2015 through December 15, 2016 and 11.75% since). Payments under the loan agreement were interest only for the first twelve months after loan closing, followed by a 30-month amortization period of principal and interest through the scheduled maturity date of June 1, 2017.

Please refer to Note 2 of the Financial Statements contained in this Form 10-K. Also refer to Item IA, Risk Factors, including, but not limited to, “We will need to raise substantial additional capital to fund our planned future operations, and we may be unable to secure such capital without dilutive financing transactions. If we are not able to raise additional capital, we may not be able to complete the development, testing and commercialization of our product candidates. If we were not able to raise additional capital when needed, there would be substantial doubt as to our ability to continue as a going concern.”

Critical Accounting Policies and Estimates

Our financial statements, which appear at Item 8 to this Annual Report on Form 10-K, have been prepared in accordance with accounting principles generally accepted in the U.S., which require that we make certain assumptions and estimates and, in connection therewith, adopt certain accounting policies. Our significant accounting policies are set forth in Note 1 to our financial statements. Of those policies, we believe that the policies discussed below may involve a higher degree of judgment and may be more critical to an accurate reflection of our financial condition and results of operations.

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

In-Process Research and Development, Other Intangible Assets and Goodwill

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

We review our financial reporting and disclosure practices and accounting policies on an ongoing basis to ensure that our financial reporting and disclosure system provides accurate and transparent information relative to the current economic and business environment. As part of the process, the Company reviews the selection, application and communication of critical accounting policies and financial disclosures. The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires that our management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We review our estimates and the methods by which they are determined on an ongoing basis. However, actual results could differ from our estimates.

Results of Operations

Comparison of Fiscal Year Ended December 31, 2016 and Fiscal Year Ended December 31, 2015.

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten year term of the agreement; therefore we recognized revenue of $500,000 in each of the years 2016 and 2015.

Research and Development Expenses

Research and development expenses remained unchanged at $14.6 million in 2016 and 2015.   Costs associated with the Phase III OPTIMA Study were $5.6 million in 2016 compared to $3.6 million in 2015. Increased costs in the OPTIMA Study are due to higher patient enrollment costs, investigator grants and site initiation expenses. Costs associated with the HEAT Study decreased to $0.4 million in 2016 from $0.6 million in 2015. Costs associated with the HEAT Study are expected to be minimal as the Company has completed its final post-hoc overall survival analysis in 2016 and is in the process of closing out the study. Costs associated with our RCW breast cancer clinical trial were $0.3 million in 2016 compared to $0.5 million in 2015. Other clinical costs were $3.2 million in 2016 compared to $2.0 million in 2015. The increase of other clinical costs is associated with activities to support the Company’s ThermoDox® studies in Europe. Other research and development costs related to preclinical operations and regulatory affairs were $0.4 million in 2016 compared to $0.3 million in 2015. During 2015, the Company signed an amendment to a Cooperative Research and Development Agreement with the NIH which resulted in a $0.8 million downward adjustment to previously accrued contract liability costs in the current year.

Costs associated with the production of ThermoDox® to support the OPTIMA Study decreased to $1.5 million in 2016 from $3.4 million incurred in 2015. Costs associated with CLSN Laboratories (which includes research and development activities and clinical studies for GEN-1, TheraPlas and TheraSilence) were $3.2 million in 2016 compared to $4.2 million in 2015. In 2015, the Company produced sufficient quantities of clinical supplies and the related components to fulfill its TheromDox® requirements in the OPTIMA Study through enrollment and its GEN-1 clinical study requirements into 2017.

General and Administrative Expenses

General and administrative expenses decreased by $0.2 million to $6.5 million in 2016 compared to $6.7 million in 2015. This decrease is primarily the result of reductions in personnel costs of $0.4 million (including $0.1 million of non-cash stock compensation costs) and reductions in professional fees of $0.3 million offset by $0.6 million of non-cash amortization expense related to other intangible assets from the June 2014 EGEN acquisition.

Change in Earn-out Milestone Liability

The total aggregate purchase price for the acquisition of assets from EGEN included potential future earn-out payments contingent upon achievement of certain milestones. The difference between the aggregate $30.4 million in future earn-out payments and the $13.9 million included in the fair value of the acquisition consideration at June 20, 2014 was based on the Company's risk-adjusted assessment of each milestone and utilizing a discount rate based on the estimated time to achieve the milestone. These milestone payments are fair valued at the end of each quarter and any change in their value will be recognized in the financial statement. At December 31, 2016, the Company fair valued the earn-out milestone liability at $13.2 million and recognized a non-cash gain of $0.7 million during 2016 as a result of the change in the fair value of earn-out milestone liability of $13.9 million at December 31, 2015. Included in the non-cash gain during 2016, was the $0.7 million reduction of the liability during the fourth quarter of 2016 related to the write down of one of the in-process research and development assets (see Note 5) as the Company believes there is no probability of the payout of the related earn-out milestone liabilities.

Impairment of IPR&D

At December 31, 2016, the Company concluded one of the IPR&D assets related to the development of its RNA delivery system being developed with collaborators using their RNA product candidates, valued at $1.4 million, was impaired.  Therefore, the Company wrote off the value of this IPR&D asset incurring a non-cash charge of $1.4 million in the fourth quarter of 2016.  As previously mentioned above, the Company concluded there was no probability of payment of the earn-out milestones associated with this asset and therefore reduced the earn-out milestone liability by $0.7 million at the same time.  The Company concluded none of the other IPR&D assets were impaired at December 31, 2016.

Investment income and interest expense

In connection with its debt facilities the Company incurred $0.7 million and $1.4 million in interest expense in 2016 and 2015, respectively. This decrease was due to lower principle balances outstanding under the Company’s current debt facilities with Hercules Technology Growth Capital, Inc.

Other (expense) income

Other (expense) income for 2016 and 2015 was not significant.

Financial Condition, Liquidity and Capital Resources

Since inception we have incurred significant losses and negative cash flows from operations.  We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities and amounts received under our product licensing agreement with Yakult and our technology development agreement with Hisun. The process of developing and commercializing ThermoDox®, GEN-1 and other product candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts.  We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future.  Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $241 million at December 31, 2016.

At December 31, 2016, we had total current assets of $4.5 million (including cash, cash equivalents and short term investments and related interest receivable on short term investments of $4.3 million) and current liabilities of $8.4 million, resulting in net working deficit of $4.1 million.  At December 31, 2015 we had total current assets of $20.3 million (including cash, cash equivalents and short term investments and related interest receivable on short term investments of $20.1 million) and current liabilities of $9.3 million, resulting in net working capital of $11.0 million.

Net cash used in operating activities for 2016 was $18.4 million.  Our 2016 net loss included $1.5 million in non-cash stock-based compensation expense, $0.7 million in a non-cash benefit based on the change in the earn-out milestone liability and $0.6 million in non-cash amortization expense related to other intangible assets from the June 2014 EGEN acquisition. The $18.4 million net cash used in operating activities was mostly funded from cash and short term investments.  At December 31, 2016, we had cash, cash equivalents and short term investments and related interest receivable on short term investments of $4.3 million.

Net cash provided by financing activities was $6.8 million during 2016, $6.8 million of which resulted from net proceeds from sales of our common stock in June and December, 2016, which was partially offset by $4.1 million in debt service payments under the Hercules Credit Agreement.

In February 2013, we entered into a Controlled Equity OfferingSM Sales Agreement (ATM) with Cantor Fitzgerald & Co., as sales agent (Cantor), pursuant to which we may offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (the ATM Shares) pursuant to our previously filed and effective Registration Statement on Form S-3. Under the ATM Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the our common stock or to or through a market maker.  We will pay Cantor a commission of three percent of the aggregate gross proceeds from each sale of ATM Shares. We have sold and issued an aggregate of 1,479,535 shares under the ATM Agreement so far, receiving approximately $7.6 million in gross proceeds.

On February 14, 2017 the Company entered into a securities purchase agreement whereby it sold, in a public offering (the February 14, 2017 Public Offering), an aggregate of 19,385,869 shares of common stock of the Company at an offering price of $0.23 per share. In addition, the Company sold Series AA Warrants (the Series AA Warrants) to purchase up to 16,489,402 shares of common stock and Pre-Funded Series BB Warrants (the Pre-Funded Series BB Warrants) to purchase up to 2,600,000 shares of common stock, which were issued in lieu of shares of common stock to the extent that the purchase of common stock would cause a beneficial ownership of such purchaser, together with its affiliates and certain related parties, to exceed 9.99% of our common stock. The Company received approximately $5.0 million in gross proceeds (excluding the proceeds, if any, from the exercise of the warrants) in the February 14, 2017 Public Offering.

We had cash and investment resources of $4.3 million on hand at December 31, 2016 and have remaining availability of $17.4 million under the ATM. However, our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing, progress and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other unforeseen uses of cash.

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

Based on the above, Management has determined there is substantial doubt as to our ability to continue as a going concern. The report of our independent registered public accounting firm for the year ended December 31, 2016 includes an explanatory paragraph which expresses substantial doubt about our ability to continue as a going concern.

Contractual Obligations

In 2011, we entered into a lease with Brandywine Operating Partnership, L.P. (Brandywine), a Delaware limited partnership for a 10,870 square foot premises located in Lawrenceville, New Jersey.  In October 2011, we relocated our offices to Lawrenceville, New Jersey from Columbia, Maryland.  The lease has a remaining term of 4 months. As required by the lease, we provided Brandywine with an irrevocable and unconditional standby letter of credit for $250,000, which we secured with an escrow deposit at our banking institution of this same amount.  The lease stipulated standby letter of credit will be reduced by $50,000 on each of the 19th, 31st and 43rd months from the initial term, with the remaining $100,000 amount remaining until the term of the lease has expired. In connection with three $50,000 reductions of the standby letter of credit in April 2013, 2014 and 2015, we reduced the escrow deposit by $50,000 each time. In late 2015, Lenox Drive Office Park LLC, purchased the real estate and office building and assumed the lease. The Company is currently in negotiations with the landlord to extend the lease term and to reduce the square footage by approximately 30%.

In connection with the acquisition of substantially all of the assets of EGEN, Inc., an Alabama corporation, in June 2014, we assumed the existing lease with another landlord for an 11,500 square foot premises located in Huntsville Alabama. This lease has a remaining term of 13 months with monthly rent payments of approximately $23,200.

Following is a summary of the future minimum payments required under leases that have initial or remaining lease terms of one year or more as of December 31, 2016:

For the year ending December 31:	Operating Leases
2017	$378,042
2018	23,200
2019 and beyond	—
Total minimum lease payments	$401,242

Following is a schedule of future principle payments and end of term fee net of debt discount due on the Hercules Credit Agreement:

For the year ending December 31:	Principle Payments

2017	$2,560,553
2018 and thereafter	–
Total	$2,560,553

Off-Balance Sheet Arrangements

We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at December 31, 2016 by an immaterial amount. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments. As of December 31, 2016, our investments consisted of investments in corporate notes and obligations or in money market accounts and checking funds with variable market rates of interest. We believe our credit risk is immaterial.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, supplementary data and report of independent registered public accounting firm are filed as part of this report on pages F-1 through F-32 and incorporated herein by reference.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

(a)           Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2016, which is the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework.  Based on its evaluation, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2016.

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

(c)           Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the fiscal quarter ended December 31, 2016, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is herein incorporated by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.        EXECUTIVE COMPENSATION

The information required by this Item 11 is herein incorporated by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is herein incorporated by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is herein incorporated by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is herein incorporated by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.   FINANCIAL STATEMENTS

The following is a list of the consolidated financial statements of Celsion Corporation filed with this Annual Report on Form 10-K, together with the reports of our independent registered public accountants and Management’s Report on Internal Control over Financial Reporting.

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the consolidated financial statements.

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

3.2

Certificate of Ownership and Merger of Celsion Corporation (a Maryland Corporation) into Celsion (Delaware) Corporation (inter alia, changing the Company’s name to “Celsion Corporation” from “Celsion (Delaware) Corporation”), incorporated herein by reference to Exhibit 3.1.3 to the Annual Report on Form 10-K of the Company for the year ended September 30, 2000.

3.3

Certificate of Amendment of the Certificate of Incorporation effective and filed on February 27, 2006, incorporated therein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on March 1, 2006.

3.4

Certificate of Amendment to Certificate of Incorporation effective October 28, 2013, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on October 29, 2013.

3.5

Certificate of Amendment to Certificate of Incorporation effective June 15, 2016, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed on June 15, 2016.

3.6	Amended and Restated By-laws dated November 27, 2011, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed on December 1, 2011.

4.1	Form of Common Stock Certificate, par value $0.01, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K of the Company for the year ended September 30, 2000.

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

4.21	Form of Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed on May 29, 2015.

4.22	Form of Series A Warrant, incorporated by reference to Exhibit 4.1 to the Current report on Form 8-K of the Company filed with the SEC on June 17, 2016.

4.23	Form of Series B Warrant, incorporated by reference to Exhibit 4.2 to the Current report on Form 8-K of the Company filed with the SEC on June 17, 2016.

4.24	Form of Series C Warrant, incorporated by reference to Exhibit 4.3 to the Current report on Form 8-K of the Company filed with the SEC on June 17, 2016.

4.25	Form of Series D Warrant, incorporated by reference to Exhibit 4.4 to the Current report on Form 8-K of the Company filed with the SEC on June 17, 2016.

10.1***	Celsion Corporation 2004 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2004.

10.2***	Celsion Corporation 2007 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 19, 2015.

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

10.8***

Amended and Restated Employment Agreement, effective March 30, 2016, between Celsion Corporation and Mr. Michael H. Tardugno, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Company filed on March 30. 2016.

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

10.15*

Technology Development Agreement effective as of May 7, 2012, by and between Celsion Corporation and Zhejiang Hisun Pharmaceutical Co. Ltd., incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2012.

10.16

Loan and Security Agreement, dated June 27, 2012, by and among Celsion Corporation, Oxford Finance LLC, as collateral agent, and the lenders named therein, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2012.

10.17

Controlled Equity OfferingSM Sales Agreement, dated February 1, 2013, by and between Celsion Corporation and Cantor Fitzgerald & Co., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 1, 2013.

10.18

Securities Purchase Agreement, dated February 22, 2013, by and among Celsion Corporation and the purchasers named therein, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 26, 2013.

10.19*

Technology Development Contract dated as of January 18, 2013, by and between Celsion Corporation and Zhejiang Hisun Pharmaceutical Co. Ltd., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2013.

10.20

Loan and Security Agreement dated as of November 25, 2013, by and between Celsion Corporation and Hercules Technology Growth Capital, Inc., incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2013.

10.21

Securities Purchase Agreement dated as of January 15, 2014, by and between Celsion Corporation and the purchasers named therein, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on January 21, 2014.

10.22***

Employment Offer Letter effective as of June 2, 2014, between the Company and Khursheed Anwer incorporated herein by reference to Exhibit 10.27 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2014.

10.23*

Early Access Agreement dated as of January 13, 2015, by and between the Company and Impatients N.V., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q/A of the Company for the quarter ended March 31, 2015.

10.24

Securities Purchase Agreement dated as of May 27, 2015, by and among Celsion Corporation and the purchasers named therein, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 29, 2015.

10.25

Securities Purchase Agreement dated as of June 13, 2016, by and among Celsion Corporation and the purchasers named therein, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 17, 2016.

10.26***

Amended and Restated Change in Control Agreement dated as of September 6, 2016, by and between the Company and Michael H. Tardugno, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2016.

10.27***

Amended and Restated Change in Control Agreement dated as of September 6, 2016, by and between the Company and Nicholas Borys, M.D., incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2016.

10.28***

Amended and Restated Change in Control Agreement dated as of September 6, 2016, by and between the Company and Jeffrey W. Church, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2016.

10.29***

Amended and Restated Change in Control Agreement dated as of September 6, 2016, by and between the Company and Timothy J. Tumminello, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2016.

10.30

Securities Purchase Agreement dated as of December 20, 2016, by and among Celsion Corporation and the purchasers named therein, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company foiled in December 23, 2016.

10.31	Form of Securities Purchase Agreement incorporated herein by reference to Exhibit 10.33 to the Registration Statement on Form S-1 of the Company filed on February 14, 2017.

21.1+	Subsidiaries of Celsion Corporation
23.1+	Consent of Dixon Hughes Goodman, LLP, independent registered public accounting firm for the Company.
23.2+	Consent of Stegman & Company, independent registered public accounting firm for the Company.
31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2^	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the audited Consolidated Balance Sheets, (ii) the audited Consolidated Statements of Operations, (iii) the audited Consolidated Statements of Comprehensive Loss, (iv) the audited Consolidated Statements of Cash Flows, (v) the audited Consolidated Statements of Changes in Stockholders’ Equity and (vi) Notes to Consolidated Financial Statements.

*

Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

+	Filed herewith.
^	Furnished herewith.
**	XBRL information is filed herewith.
***	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused its annual report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

CELSION CORPORATION
Registrant
March 24, 2017	By:	/s/ MICHAEL H. TARDUGNO
Michael H. Tardugno
Chairman of the Board, President and Chief Executive Officer

March 24, 2017	By:	/s/ JEFFREY W. CHURCH
Jeffrey W. Church
Senior Vice President and Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ MICHAEL H. TARDUGNO	Chairman of the Board, President and Chief Executive Officer	March 24, 2017
(Michael H. Tardugno)	(Principal Executive Officer)

/s/ JEFFREY W. CHURCH	Senior Vice President and Chief Financial	March 24, 2017
(Jeffrey W. Church)	Officer (Principal Financial Officer)

/s/ TIMOTHY J. TUMMINELLO	Controller and Chief Accounting Officer	March 24, 2017
(Timothy J. Tumminello)

/s/ AUGUSTINE CHOW	Director	March 24, 2017
(Augustine Chow, Ph.D.)

/s/ FREDERICK J. FRITZ	Director	March 24, 2017
(Frederick J. Fritz)

/s/ ROBERT W. HOOPER	Director	March 24, 2017
(Robert W. Hooper)

/s/ ALBERTO R. MARTINEZ	Director	March 24, 2017
(Alberto Martinez, M.D.)

/s/ DONALD BRAUN	Director	March 24, 2017
(Donald Braun, Ph.D.)

/s/ ANDREAS VOSS	Director	March 24, 2017
(Andreas Voss, M.D.)

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Celsion Corporation:

We have audited the accompanying consolidated balance sheet of Celsion Corporation (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, to the consolidated financial statements, the Company has suffered recurring losses from operations and has accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dixon Hughes Goodman LLP

Baltimore, Maryland

March 24, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Celsion Corporation

We have audited the accompanying consolidated balance sheet of Celsion Corporation (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland

March 30, 2016

CELSION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$2,624,162	$9,265,144
Investment securities – available for sale, at fair value	1,680,000	10,799,890
Accrued interest receivable on investment securities	4,008	26,729
Advances and deposits on clinical programs	89,186	89,186
Other current assets	115,222	100,367
Total current assets	4,512,578	20,281,316

Property and equipment (at cost, less accumulated depreciation and Amortization)	462,836	854,872

Other assets:
In-process research and development	22,766,491	24,210,514
Other intangible assets, net	1,022,924	1,591,214
Goodwill	1,976,101	1,976,101
Security deposit on letter of credit	100,000	100,000
Other assets	8,761	14,386
Total other assets	25,874,277	27,892,215

Total assets	$30,849,691	$49,028,403

See accompanying notes to the financial statements.

CELSION CORPORATION

CONSOLIDATED BALANCE SHEETS

(Continued)

	December 31,
	2016	2015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable ─ trade	$2,878,978	$2,830,227
Other accrued liabilities	2,483,756	1,919,769
Notes payable - current portion	2,560,553	4,073,716
Deferred revenue – current portion	500,000	500,000
Total current liabilities	8,423,287	9,323,712

Earn-out milestone liability	13,188,226	13,921,412
Note payable – non-current portion	─	2,350,018
Deferred revenue – non-current portion	2,500,000	3,000,000
Other liabilities – non-current	12,352	47,597
Total liabilities	24,123,865	28,642,739

Commitments and contingencies	─	─

Stockholders’ equity:
Preferred Stock - $0.01 par value (100,000 shares authorized and no shares issued or outstanding at December 31, 2016 and 2015, respectively)	─	─
Common stock - $0.01 par value (112,500,000 shares authorized; 31,226,336 and 23,395,211 shares issued at December 31, 2016 and 2015 and 31,221,657 and 23,319,287 shares outstanding at December 31, 2016 and 2015, respectively)	312,263	233,952
Additional paid-in capital	247,878,463	239,668,235
Accumulated other comprehensive loss	─	(3,858)
Accumulated deficit	(241,379,712)	(218,130,360)
Total stockholders’ equity before treasury stock	6,811,014	21,767,969

Treasury stock, at cost (4,679 and 75,924 shares at December 31, 2016 and 2015, respectively)	(85,188)	(1,382,305)
Total stockholders’ equity	6,725,826	20,385,664

Total liabilities and stockholders’ equity	$30,849,691	$49,028,403

See accompanying notes to the financial statements.

CELSION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2016	2015

Licensing revenue	$500,000	$500,000

Operating expenses:
Research and development	14,623,068	14,659,941
General and administrative	6,526,752	6,686,852
Total operating expenses	21,149,820	21,346,793

Loss from operations	(20,649,820)	(20,846,793)

Other income (expense):
Gain (loss) from valuation of earn-out milestone liability	733,186	(257,702)
Loss from impairment of in-process research and development	(1,444,023)	‒
Loss from valuation of common stock warrant liability	‒	(61,246)
Investment income, net	26,922	63,588
Interest expense	(722,993)	(1,357,182)
Other income (expense)	3,002	(1,749)
Total other expense	(1,403,906)	(1,614,291)

Net loss	$(22,053,726)	$(22,461,084)

Net loss per common share – basic and diluted	$(0.85)	$(1.03)

Weighted average common shares outstanding – basic and diluted	25,956,751	21,813,228

See accompanying notes to the financial statements.

CELSION CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	December 31,
	2016	2015

Net loss	$(22,053,726)	$(22,461,084)

Changes in:
Realized loss (gain) on investment securities recognized in investment income, net	532	(264)
Unrealized gain on investment securities	3,326	12,438
Other comprehensive income	3,858	12,174

Comprehensive loss	$(22,049,868)	$(22,448,910)

See accompanying notes to the financial statements

CELSION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(22,053,726)	$(22,461,084)
Non-cash items included in net loss:
Depreciation and amortization	1,022,829	424,966
Change in fair value of earn-out milestone liability	(733,186)	257,702
Impairment of in-process research and development	1,444,023	–
Change in fair value of common stock warrant liability	–	61,246
Stock-based compensation	1,511,023	1,849,811
Shares issued out of treasury	101,491	86,730
Amortization of deferred finance charges and debt discount associated with note payable	236,666	438,717
Amortization of patent license fee	5,625	7,500
Change in deferred rent liability	(35,245)	(29,810)
Loss (gain) realized on sale of investment securities	532	(264)
Net changes in:
Interest receivable on investments	22,721	183,301
Other current assets	(14,855)	246,401
Accounts payable	48,751	(859,183)
Deferred revenue	(500,000)	(500,000)
Other accrued liabilities	563,987	(536,596)
Net cash used in operating activities	(18,379,364)	(20,830,563)

Cash flows from investing activities:
Purchases of investment securities	(4,511,784)	(21,074,871)
Proceeds from sale and maturity of investment securities	13,635,000	34,460,825
Refund on security for letter of credit	–	50,000
Purchases of property and equipment	(62,503)	(109,341)
Net cash provided by investing activities	9,060,713	13,326,613

Cash flows from financing activities:
Proceeds from sale of common stock equity, net of issuance costs	6,775,016	7,736,443
Proceeds from exercise of common stock warrants	2,500	–
Principal payments on note payable	(4,099,847)	(3,654,230)
Net cash provided by financing activities	2,677,669	4,082,213

Decrease in cash and cash equivalents	(6,640,982)	(3,421,737)
Cash and cash equivalents at beginning of period	9,265,144	12,686,881
Cash and cash equivalents at end of period	$2,624,162	$9,265,144

Cash paid for:
Interest	$486,327	$918,465

Income taxes	$–	$–

See accompanying notes to the financial statements.

CELSION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common Stock Outstanding		Additional	Treasury Stock		Accum. Other
	Shares	Amount	Paid in Capital	Shares	Amount	Compr. Income	Accumulated Deficit	Total

Balance at January 1, 2015	19,984,203	$200,976	$229,778,703	113,400	$(2,064,609)	$(16,032)	$(195,073,702)	$32,825,336
Net loss	-	-	-	-	-	-	(22,461,084)	(22,461,084)
Registered Direct and ATM common stock offerings	3,283,608	32,836	7,703,607	-	-	-	-	7,736,443
Expiration of reset provision of the common stock warrants issued in connection with the November 2013 Hercules Loan	-	-	336,254	-	-	-	-	336,254
Unrealized gain on investment securities	-	-	-	-	-	12,174	-	12,174
Stock-based compensation expense	-	-	1,828,896	-	-	-	-	1,828,896
Issuance of restricted stock	14,000	140	20,775	-	-	-	-	20,915
Issuance of common stock out of treasury	37,476	-	-	(37,476)	682,304	-	(595,574)	86,730
Balance at December 31, 2015	23,319,287	$233,952	$239,668,235	75,924	$(1,382,305)	$(3,858)	$(218,130,360)	$20,385,664

See accompanying notes to the financial statements

CELSION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common Stock Outstanding		Additional	Treasury Stock		Accum. Other
	Shares	Amount	Paid in Capital	Shares	Amount	Compr. Income	Accumulated Deficit	Total

Balance at January 1, 2016	23,319,287	$233,952	$239,668,235	75,924	$(1,382,305)	$(3,858)	$(218,130,360)	$20,385,664
Net loss	-	-	-	-	-	-	(22,053,726)	(22,053,726)
Registered Direct common stock offerings	7,454,607	74,546	6,700,470	-	-	-	-	6,775,016
Conversion of common stock warrants	250,000	2,500	-	-	-	-	-	2,500
Realized and unrealized gains and losses, net, on investments securities	-	-	-	-	-	3,858	-	3,858
Stock-based compensation expense	-	-	1,332,838	-	-	-	-	1,332,838
Issuance of restricted stock	126,518	1,265	176,920	-	-	-	-	178,185
Issuance of common stock out of treasury	71,245	-	-	(71,245)	1,297,117	-	(1,195,626)	101,491
Balance at December 31, 2016	31,221,657	$312,263	$247,878,463	4,679	$(85,188)	$-	$(241,379,712)	$6,725,826

See accompanying notes to the financial statements

CELSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Celsion Corporation, a Delaware corporation based in Lawrenceville, New Jersey, and its wholly owned subsidiary, CLSN Laboratories, Inc., also a Delaware corporation, referred to herein as “Celsion”, “we”, or “the Company,” as the context requires, is a fully-integrated, development stage oncology drug company focused on developing a portfolio of innovative cancer treatments, including directed chemotherapies, immunotherapies and RNA- or DNA-based therapies. Our lead program is ThermoDox®, a proprietary heat-activated liposomal encapsulation of doxorubicin, currently in Phase III development for the treatment of primary liver cancer. Our pipeline also includes GEN-1, a DNA-based immunotherapy for the localized treatment of ovarian and brain cancers. We have three platform technologies for the development of treatments for those suffering with difficult-to-treat forms of cancer, novel nucleic acid-based immunotherapies and other anti-cancer DNA or RNA therapies, including TheraPlas and TheraSilence. We are working to develop and commercialize more efficient, effective and targeted oncology therapies based on our technologies, with the goal to develop novel therapeutics that maximize efficacy while minimizing side-effects common to cancer treatments.

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

Events and conditions arising subsequent to the most recent balance sheet date through the date of the issuance of these consolidated financial statements have been evaluated for their possible impact on the financial statements and accompanying notes.   No events and conditions would give rise to any information that required accounting recognition or disclosure in the financial statements other than those arising in the ordinary course of business.

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

Fair Value of Investment Securities

The carrying values of investment securities approximate their respective fair values.

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is provided over the estimated useful lives of the related assets, ranging from three to seven years, using the straight-line method. Amortization is recognized over the lesser of the life of the asset or the lease term. Major renewals and improvements are capitalized at cost and ordinary repairs and maintenance are charged against operating expenses as incurred. Depreciation expense was approximately $455,000 and $425,000 for the years ended December 31, 2016 and 2015, respectively.

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

In-Process Research and Development, Other Intangible Assets and Goodwill

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

Patent Licenses

The Company has purchased several licenses for rights to patented technologies. Patent license costs of $75,000 have been capitalized and are amortized on a straight-line basis over the estimated life of the related patent. As of December 31, 2016 and 2015, the total accumulated amortization expense is $75,000 and $69,375, respectively. The weighted-average amortization period for these assets is 10 years.

Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the Company’s consolidated financial statements. The objective of ASC 220 is to report a measure (comprehensive income (loss)) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners.

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

For the year ended December 31, 2016, the total number of shares of common stock issuable upon exercise of warrants and equity awards was 23,831,883. The Pre-funded Series B Warrants (as more fully described in Note 10 of these financial statements) are convertible into shares of the Company’s common stock totaling 1,850,000 are considered issued in calculating basic loss per share. For the year ended December 31, 2016, diluted loss per common share was the same as basic loss per common share as the other 21,984,210 warrants and equity awards that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted earnings per common share as their effect would have been anti-dilutive.

For the year ended December 31, 2015, the total number of shares of common stock issuable upon exercise of warrants and equity awards was 8,116,015. For the year ended December 31, 2015, diluted loss per common share was the same as basic loss per common share as all options and all warrants that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted earnings attributable to common stockholders per common share as their effect would have been anti-dilutive.

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

Stock-Based Compensation

Compensation costs for all stock-based awards are measured at fair value on the date of the grant and recognized over the service period for awards expected to vest.  The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the current estimates, such amounts will be recorded as cumulative adjustments in the period estimates are revised.   We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. These classifications had no impact on net loss, stockholders’ equity or cash flows as previously reported.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) and are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued accounting pronouncements will not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows, or do not apply to our operations.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance.. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU 2014-09 was originally going to be effective on January 1, 2017; however, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) — Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. In March 2016, the FASB issued ASU No. 2016-8, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. The amendments in this ASU do not change the core principle of ASU No. 2014-09 but the amendments clarify the implementation guidance on reporting revenue gross versus net. The effective date for the amendments in this ASU is the same as the effective date of ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Identifying Performance Obligations and Licensing),” to clarify the implementation guidance on identifying performance obligations and licensing. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently evaluating the impact of adopting these standards and at this point, nothing has come to the Company’s attention that would indicate the adoption of these standards will have a material impact on the Company’s consolidated financial statements, however the adoption of these standards may have a material impact on the Company’s disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern. This ASU requires entities to evaluate for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable.) The ASU was effective for annual reporting periods after December 15, 2016. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 Interest – Imputation of Interest (ASU Subtopic 835-30). The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU Subtopic 835-30 became effective for the Company beginning January 1, 2016 and was applied retrospectively. This adoption resulted in the reclassification of unamortized deferred financing fees related to the Company’s notes payable from other assets totaling $3,517 and $26,131 as of December 31, 2016 and December 31, 2015, respectively.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income (other than those accounted for under the equity method of accounting). This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements and disclosures.

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

2. FINANCIAL CONDITION AND GOING CONCERN

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the Food and Drug Administration. We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the year ended December 31, 2016, we had a net loss of $22.1 million and used $18.4 million to fund operations. We have incurred approximately $241 million of cumulated net losses. As of December 31, 2016, we had approximately $4.3 million in cash and cash equivalents and investment securities. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

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

The Company will need substantial additional funding in order to complete the development, testing and commercialization of its oncology product candidates and we have made a significant commitment to heat-activated liposome research and development projects. It is our intention at least to maintain the pace and scope of these development activities.

The consolidated financial statements have been prepared on the going concern basis. In making this assessment, management conducted a comprehensive review of the Company’s business plan including, but not limited to:

●	the Company’s financial position for the year ended December 31, 2016;

●	significant events and transaction the Company has entered into since December 31, 2016;

●	the Company’s cash flow and cash usage forecasts for the period one year from the issuance date of the this Annual Report on Form 10-K;

●	the impact of the monthly payments of the note payable totaling $2.6 million at December 31, 2016;

●	the Company’s capitalization structure including common stock outstanding and common stock issuable on exercise of warrants and equity awards, and other common stock issuable under equity plans; and

●	continued support of the Company’s stockholders and lender.

As a result of the uncertainties involved in our business, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business. Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development, clinical, manufacturing, and commercialization activities.

Management has determined the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about our ability to continue as a going concern for the next twelve months from our issuance date. The report of our independent registered public accounting firm for the year ended December 31, 2016 includes an explanatory paragraph, which expresses substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

A fundamental component of the ability to continue as a going concern is the Company’s ability to raise capital as required, as to which no assurances can be provided. To address the additional funding requirements of the Company, management has undertaken the following initiatives:

●	on February 14, 2017, the Company raised approximately $5.0 million in gross proceeds through a public offering of its common stock and warrants to purchase common stock (see Note 18);

●	the Company will request an increase of its authorized shares sufficient to allow for the funding of its clinical programs at its next Annual Meeting of Stockholders;

●	the Company has $7.5 million under a controlled equity offering facility (see Note 10)

●	it has assessed its current expenditures and will be reducing the current spending requirements where necessary;

●	it will pursue additional capital funding in the public and private markets through equity sales and/or debt facilities;

●	it will pursue possible partnerships and collaborations; and

●	it will pursue potential out licensing for its drug candidates.

Our ability to continue as a going concern may depend on our ability to raise additional capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. There are no assurances that these future funding and operating efforts will be successful. If management is unsuccessful in these efforts, our current capital is not expected to be sufficient to fund our operations for the next twelve months.

3. SHORT TERM INVESTMENTS AVAILABLE FOR SALE

Short term investments available for sale of $1,680,000 and $10,799,890 as of December 31, 2016 and 2015, respectively, consist of money market funds, commercial paper, corporate debt securities, and government agency debt securities. They are valued at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in accumulated other comprehensive loss.

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

A summary of the cost, fair value and maturities of the Company’s short-term investments is as follows:

	December 31, 2016		December 31, 2015
	Cost	Fair Value	Cost	Fair Value
Short-term investments
Certificate of deposit	$1,680,000	$1,680,000	$4,800,000	$4,798,810
Bonds - corporate issuances	–	–	6,003,748	6,001,080
Total short-term investments	$1,680,000	$1,680,000	$10,803,748	$10,799,890

	December 31, 2016		December 31, 2015
	Cost	Fair Value	Cost	Fair Value
Short-term investment maturities
Within 3 months	$1,680,000	$1,680,000	$10,803,748	$10,799,890
Between 3-12 months	–	–	–	–
Total	$1,680,000	$1,680,000	$10,803,748	$10,799,890

Investment income, which includes net realized losses on sales of available for sale securities and investment income interest and dividends, is summarized as follows:

	2016	2015
Interest and dividends accrued and paid	$31,262	$186,322
Accretion of investment premium	(3,808)	(122,998)
(Losses) gains on investment maturity and sales, net	(532)	264
Investment income net	$26,922	$63,588

The following table shows the Company’s investment securities gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015. The fair value of the each short term investment at December 31, 2016, $1,680,000 in total, was equal to its cost. Therefore, no unrealized gains or losses existed at December 31, 2016. The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	December 31, 2015
Description of Investment Securities	Fair Value	Unrealized Holding Gains (Losses)
Available for sale (all unrealized holding gains and losses are less than 12 months at date of measurement)
Short-term investments with unrealized gains – Certificates of deposit	$240,024	$24
Short-term investments with unrealized losses – Certificates of deposit	4,558,786	(1,214)
Short-term investments with unrealized losses – Bonds - corporate issuances	6,001,080	(2,668)
Total	$10,799,890	$(3,858)

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

Cash and cash equivalents, other current assets, accounts payable and other accrued liabilities are reflected in the balance sheets at their estimated fair values primarily due to their short-term nature. There were no transfers of assets of liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during 2016 or 2015 except for the change in the earn-out milestone liability included in earnings.

Assets and liabilities measured at fair value are summarized below:

	Total Fair Value on the Balance Sheet	Quoted Prices In Active Markets For Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Recurring items as of December 31, 2016
Investment securities, available for sale	$1,680,000		$1,680,000	$	─	$	─

Recurring items as of December 31, 2015
Investment securities, available for sale	$10,799,890		$10,799,890	$	─	$	─

Liabilities:
Recurring items as of December 31, 2016
Earn-out milestone liability (Note 12)	$13,188,226	$	─	$	─		$13,188,226

Recurring items as of December 31, 2015
Earn-out milestone liability (Note 12)	$13,921,412	$	─	$	─		$13,921,412

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

The total aggregate purchase price for the acquisition is up to $44.4 million, which includes potential future payments of up to $30.4 million contingent upon achievement of certain milestones set forth in the EGEN Purchase Agreement (Earn-Out Payments). At the closing, Celsion paid approximately $3.0 million in cash after expense adjustment and issued 2,712,188 shares of its common stock to EGEN. The shares of Celsion’s common stock were issued in a private transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. In addition, 670,070 shares of Celsion common stock are issuable to EGEN pending satisfactory resolution of any post-closing adjustments of expenses and EGEN’s indemnification obligations under the EGEN Purchase Agreement (Holdback Shares). A Registration Statement (File No. 333-198786) was filed on September 16, 2014 and declared effective on September 30, 2014 for the resale of the shares of common stock issued and issuable to EGEN under the EGEN Purchase Agreement.

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

Property and equipment, net	$35,000
In-process research and development	24,211,000
Other Intangible assets (Covenant not to compete)	1,591,000
Goodwill	1,976,000
Total assets:	27,813,000
Accounts payable and accrued liabilities	(235,000)
Net assets acquired	$27,578,000

Acquired in-process research and development (IPR&D) consists of EGEN's drug technology platforms: TheraPlas and TheraSilence. The fair value of the IPR&D drug technology platforms was estimated to be $24.2 million as of the acquisition date. As of the closing of the acquisition, the IPR&D is considered indefinite lived intangible assets and will not be amortized. IPR&D is reviewed for impairment at least annually as of our third quarter ended September 30, and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable.

●

As of September 30, 2016, after our assessment of the totality of the events that could impair IPR&D, it was the Company’s conclusion “it is not more likely than not” that the indefinite-lived intangible assets are impaired. Therefore, the Company was not required to calculate the fair value of the intangible assets and perform a quantitative impairment test.

●

At December 31, 2016, the Company determined one of the IPR&D assets related to the development of its RNA delivery system being developed with collaborators using their RNA product candidates may be impaired.  After reassessment of the September 30, 2016 analysis above, the Company concluded that this asset, valued at $1.4 million, was impaired.  Therefore, the Company wrote off the value of this IPR&D asset incurring a non-cash charge of $1.4 million in the fourth quarter of 2016.  In connection with the writeoff of this IPR&D asset, the Company concluded there was no probability of payments of the earn-out milestones associated with this asset and therefore reduced the earn-out milestone liability by $0.7 million at the same time.  The Company concluded none of the other IPR&D assets were impaired at December 31, 2016.

Pursuant to the EGEN Purchase Agreement, EGEN provided certain covenants (“Covenant Not To Compete”) to the Company whereby EGEN agreed, during the period ending on the seventh anniversary of the closing date of the acquisition on June 20, 2014, not to enter into any business, directly or indirectly, which competes with the business of the Company nor will it contact, solicit or approach any of the employees of the Company for purposes of offering employment.

At the end of 2016, the Company concluded the Covenant Not To Compete which was valued at approximately $1.6 million at the date of the EGEN acquisition had a definitive life and should be amortized on a straight line basis over its life of 7 years. Therefore, in the fourth quarter of 2016, the Company recorded a non-cash adjustment of $568,290 representing the cumulative amount of amortization expense from the date of acquisition through the end of 2016. The fair value of the Covenant Not To Compete was $1,022,924 net of $568,290 accumulated amortization as of December 31, 2016 and $1,591,214 as of December 31, 2015.

Following is a schedule of future amortization amounts during the remaining life of the Covenant Not To Compete.

Year Ended December 31,
2017	$227,316
2018	227,316
2019	227,316
2020	227,316
2021	113,660
Total	$1,022,924

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

●

As of September 30, 2016, after our assessment of the totality of the events that could impair goodwill, it is the Company’s conclusion “it is not more likely than not” that the Goodwill is impaired. Therefore, the Company was not required to conduct a two-step quantitative goodwill impairment test.

●

At December 31, 2016, as a result of the substantial doubt in the Company’s ability to continue as a going concern (Note 2), we again reviewed Goodwill for impairment by comparing the Company’s fair value to see if it exceeded its carrying value, known as the Step 1 approach. We concluded that the Company’s fair value exceeded its carrying value, and that measurement for an amount of an impairment loss, known as Step 2, was not required as Goodwill is considered not to be impaired.

6. PROPERTY AND EQUIPMENT

	Year Ended December 31,
	2016	2015
Machinery and equipment (5-7 year life)	$2,459,532	$2,398,613
Furniture and fixtures (3-5 year life)	246,507	244,923
Leasehold improvements (5-7 year life)	269,819	269,819
	2,975,858	2,913,355
Less accumulated depreciation and amortization	(2,513,022)	(2,058,483)
Total	$462,836	$854,872

7. OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, 2016 and 2015 include the following:

	Year Ended December 31,
	2016	2015
Amounts due to contract research organizations and other contractual agreements	$1,115,193	$571,615
Accrued payroll and related benefits	1,066,751	947,078
Accrued professional fees	259,550	319,200
Accrued interest on notes payable	22,241	62,136
Other	20,021	19,740
Total	$2,483,756	$1,919,769

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

The obligations under the Hercules Credit Agreement are in the form of secured indebtedness bearing interest at a calculated prime-based variable rate (11.25% per annum since inception through December 17, 2015, 11.50% from December 18, 2015 through December 15, 2016 and 11.75% since). Payments under the loan agreement were interest only for the first twelve months after loan closing, followed by a 30-month amortization period of principal and interest through the scheduled maturity date of June 1, 2017.

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

For the year ended December 31, 2016, the Company incurred $486,327 in interest expense and amortized $236,666 as interest expense for deferred fees, debt discount and end of term charges in connection with the Hercules Credit Agreement. For the year ended December 31, 2015, the Company incurred $918,465 in interest expense and amortized $438,717 as interest expense for deferred fees, debt discount and end of term charges in connection with the Hercules Credit Agreement.

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

Following is a schedule of future principle payments and end of term fee net of debt discount due on the Hercules Credit Agreement:

As of December 31,
2017	$2,560,553
2018 and thereafter	–
Total	$2,560,553

9. INCOME TAXES

A reconciliation of the Company’s statutory tax rate to the effective rate for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015

Federal statutory rate	34.0%	34.0%
State taxes, net of federal tax benefit	5.5	5.5
Recapture of alternative minimum tax	–	–
Valuation allowance	(39.5)	(39.5)

Effective tax rate	–%	–%

The components of the Company’s deferred tax asset as of December 31, 2016 and 2015 are as follows:

	December 31,
In thousands	2016	2015

Net operating loss carry forwards	$80,920	$71,557
Deferred tax assets, net	2,489	4,953
Subtotal	83,409	76,510
Valuation allowance	(83,409)	(76,510)
Total deferred tax asset	$-	$-

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

Following is a schedule of net operating loss carry forwards and their year of expiration:

Approximate Amount of Unused Operating Loss Carry Forwards (in $000s)	Expiration During Year Ended
$7,136	2023
15,647	2024
8,168	2025
7,361	2026
11,905	2028
18,547	2029
18,145	2030
21,386	2031
20,558	2032
10,321	2033
22,906	2034
21,338	2035
21,444	2036
$204,862

During 2016, 2015 and in prior years, the Company performed analyses to determine if there were changes in ownership, as defined by Section 382 of the Internal Revenue Code that would limit its ability to utilize certain net operating loss and tax credit carry forwards. The Company determined that it experienced an ownership change, as defined by Section 382, in connection with certain common stock offerings on July 25, 2011, February 5, 2013, June 3, 2013 and on June 1, 2015. As a result, the utilization of the Company's federal tax net operating loss carry forwards generated prior to the ownership changes are limited. As of December 31, 2016, the Company has net operating loss carry forwards for U.S. federal and state tax purposes of approximately $85.6 million, before excluding net operating losses that have been limited as a result of Section 382 limitations. The annual limitation due to Section 382 for net operating loss carry forward utilization is approximately $4.9 million per year for approximately $90 million in net operating loss carry forwards existing at the ownership change occurring on July 25, 2011, approximately $1.4 million per year for approximately $34 million of additional net operating losses occurring from July 2011 to the ownership change that occurred on February 5, 2013, and approximately $1.5 million per year for approximately $34 million of additional net operating losses occurring from February 5, 2013 to the ownership change that occurred on June 3, 2013 and approximately $1.6 million per year for approximately $31 million of additional net operating losses occurring from June 3, 2013 to the ownership change that occurred on June 1, 2015. The utilization of these net operating loss carry forwards may be further limited if the Company experiences future ownership changes as defined in Section 382 of the Internal Revenue Code.

10. STOCKHOLDERS’ EQUITY

In September 2015, the Company filed with the Securities and Exchange Commission (the SEC) a $75 million shelf registration statement on Form S-3 (the 2015 Shelf Registration Statement) (File No. 333-206789) that allows the Company to issue any combination of common stock, preferred stock or warrants to purchase common stock or preferred stock.  This shelf registration was declared effective on September 25, 2015.

At the 2016 Annual Meeting of Stockholders of the Company in June 2016, the Company’s stockholders of the Company approved an increase in the number of the authorized shares of the Company’s common stock from 75,000,000 shares to 112,500,000 shares. The number of the authorized shares of preferred stock remains 100,000 shares. The aggregate number of shares of all classes of stock that the Company may issue, after giving effect to such amendment as approved by the stockholders, will be 112,600,000 shares.

We did not have any option or warrant exercises during 2015 through 2016 other than the Pre-funded Series B Warrants as discussed in more detail below.

June 2016 Common Stock Offering

On June 13, 2016, the Company entered into a securities purchase agreement (the June 2016 Purchase Agreement) with an investor, pursuant to which the Company issued and sold, in a registered direct offering (the June 2016 Offering), an aggregate of 2,311,764 shares of common stock of the Company at an offering price of $1.36 per share. In addition, the Company sold Pre-Funded Series B Warrants (the Pre-Funded Series B Warrants) to purchase 2,100,000 shares of common stock in lieu of shares of common stock to the extent that the purchase of common stock would cause the beneficial ownership of the purchaser of such shares of common stock, together with its affiliates and certain related parties, to exceed 9.99% of our common stock. The Company offered these shares and warrants under the June 2016 Purchase Agreement pursuant to the 2015 Shelf Registration Statement. The Company received gross proceeds of approximately $6.0 million before the deduction of placement agent fees and offering expenses in the June 2016 Offering. During the third quarter of 2016, 250,000 shares of common stock were issued in connection with the exercise of some of the Pre-Funded Series B Warrants. As of December 31, 2016, 1,850,000 of the Series B Pre-Funded warrants remain outstanding. Subsequent to December 31, 2016, all Series B Pre-funded warrants were exercised in full.

In a concurrent private placement (the June 2016 Private Placement), the Company issued to the investor Series A warrants (the June 2016 Series A Warrants), each to purchase 0.5 share of common stock, Series C warrants (the June 2016 Series C Warrants), each to purchase one share of common stock, and Series D warrants (the June 2016 Series D Warrants), each to purchase 0.5 share of common stock (collectively the June 2016 Warrants). The June 2016 Series A Warrants are initially exercisable six months following issuance and terminate five and one-half years following issuance. The June 2016 Series C Warrants are initially exercisable six months following issuance and terminate one year following issuance. The June 2016 Series D Warrants only become exercisable ratably upon the exercise of the June 2016 Series C Warrants, are initially exercisable six months following issuance, and terminate five and one-half years following issuance. The June 2016 Warrants have an exercise price of $1.40 per share and are exercisable to purchase an aggregate of 8,823,528 shares of common stock. Subject to limited exceptions, a holder of a June 2016 Warrant will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase or decrease the Beneficial Ownership Limitation, provided that in no event shall the Beneficial Ownership Limitation exceed 9.99%. The June 2016 Warrants and the shares of our common stock issuable upon the exercise of the June 2016 Warrants are not being registered under the Securities Act of 1933, as amended (the “Securities Act”), are not being offered pursuant to the 2015 Shelf Registration Statement and are being offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder. On October 31, 2016 we filed a registration statement on Form S-1 to provide for the resale of the shares of common stock issuable upon the exercise of the June 2016 Warrants and will be obligated to use our commercially reasonable efforts to keep such registration statement effective until the earliest of (i) the date on which all of the shares of commons stock issuable upon the exercise of the June 2016 Warrants have been sold under the registration statement or Rule 144 under the Securities Act, (ii) the date on which the shares of common stock issuable upon the exercise of the June 2016 Warrants may be sold without volume or manner-of-sale restrictions pursuant to Rule 144 under the Securities Act and (iii) the termination of the June 2016 Warrants.

Under the June 2016 Purchase Agreement, the Company was prohibited, for a period of six months after the closing, from effecting or entering into an agreement to issue common stock or any other securities that are at any time convertible into, or exercisable or exchangeable for, or otherwise entitle the holder thereof to receive, common stock to the extent such issuance or sale involves certain variable conversion, exercise or exchange prices or such agreement provides for sale of securities at a price to be determined in the future.

December 2016 Common Stock Offering

On December 20, 2016, Company, entered into a securities purchase agreement (the December 2016 Purchase Agreement) with several investors, pursuant to which the Company sold, in a registered direct offering (the December 2016 Offering), an aggregate of 5,142,843 shares of common stock of the Company at an offering price of $0.35 per share for gross proceeds of approximately $1.8 million before the deduction of the placement agent fee and offering expenses. The shares were offered by the Company pursuant to the 2015 Shelf Registration Statement.

In a concurrent private placement (the December 2016 Private Placement), the Company agreed to issue to the investors warrants, each to purchase one share of common stock (the December 2016 Warrants). The December 2016 Warrants are initially exercisable six months following issuance, and terminate five and one-half years following issuance. The December 2016 Warrants have an exercise price of $0.46 per share and are exercisable to purchase an aggregate of 5,142,843 shares of common stock. Subject to limited exceptions, a holder of a December 2016 Warrant will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 9.99% of the Beneficial Ownership Limitation; provided, however, that upon 61 days’ prior notice to the Company, the holder may increase or decrease the Beneficial Ownership Limitation, provided that in no event shall the Beneficial Ownership Limitation exceed 9.99%.

The December 2016 Warrants and the shares of our common stock issuable upon the exercise of the December 2016 Warrants are not being registered the Securities Act, are not being offered pursuant to the 2015 Shelf Registration Statement and are being offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder. We are required to file a registration statement on Form S-1 to provide for the resale of the shares of common stock issuable upon the exercise of the December 2016 Warrants and will be obligated to use our commercially reasonable efforts to keep such registration statement effective until the earliest of (i) the date on which all of the shares of common stock issuable upon the exercise of the December 2016 Warrants have been sold under the registration statement or Rule 144 under the Securities Act, (ii) the date on which the shares of common stock issuable upon the exercise of the December 2016 Warrants may be sold without volume or manner-of-sale restrictions pursuant to Rule 144 under the Securities Act and (iii) the termination of the December 2016 Warrants.

Under the December 2016 Purchase Agreement, the Company was prohibited, for a period of three months after the closing, from effecting or entering into an agreement to issue common stock or any other securities that are at any time convertible into, or exercisable or exchangeable for, or otherwise entitle the holder thereof to receive, common stock to the extent such issuance or sale involves certain variable conversion, exercise or exchange prices or such agreement provides for sale of securities at a price to be determined in the future except for the filing of and conducting a financing, pursuant to a registration statement on a Form S-1.

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

The Company issued 2,712,188 shares of its common stock to the stockholders of EGEN, Inc. to acquire certain assets of EGEN. The shares of Celsion’s common stock were issued in a private transaction exempt from registration under the Securities Act of 1933, as amended (the Securities Act), pursuant to Section 4(2) thereof. In addition, 670,070 shares of Celsion common stock are issuable to EGEN stockholders pending satisfactory resolution of any post-closing adjustments of expenses and EGEN’s indemnification obligations under the EGEN Purchase Agreement (Holdback Shares). The common stock issued and issuable to EGEN pursuant to the Asset Purchase Agreement were filed pursuant to Rule 415 under the Securities Act of 1933, as amended, on the Prospectus for Registration Statement No. 333-198786 and was declared effective on September 30, 2014.

Controlled Equity Offering

On February 1, 2013, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which Celsion may offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (the “ATM Shares”) pursuant to the Company’s previously filed and effective Registration Statement on Form S-3. Under the ATM Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the our common stock or to or through a market maker.  From February 1, 2013 through December 31, 2016, the Company sold and issued an aggregate of 1,479,535 shares of common stock under the ATM Agreement, receiving approximately $7.6 million in gross proceeds.

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

The ATM Agreement will terminate upon the earlier of (i) the sale of ATM Shares under the ATM Agreement having an aggregate offering price of $25 million and (ii) the termination of the ATM Agreement by Cantor or the Company. The ATM Agreement may be terminated by Cantor or the Company at any time upon 10 days' notice to the other party, or by Cantor at any time in certain circumstances, including the occurrence of a material adverse change in the Company.  The Company pays Cantor a commission of 3.0% of the aggregate gross proceeds from each sale of ATM Shares and has agreed to provide Cantor with customary indemnification and contribution rights. The Company also reimbursed Cantor for legal fees and disbursements of $50,000 in connection with entering into the ATM Agreement. In connection with the January 2014 common stock offering, the Company agreed to not sell any ATM Shares until June 23, 2017.

On October 2, 2015, we filed a prospectus supplement to the base prospectus that forms a part of the 2015 Shelf Registration Statement, pursuant to which we may offer and sell up to $7,500,000 of shares of common stock from time to time under the ATM Agreement. The Company currently has approximately $17.4 million remaining under the ATM Agreement.

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

2004 Stock Incentive Plan

In 2004, the Board of Directors adopted a stock plan for directors, officers and employees (the “2004 Plan”) under which 148,148 shares were reserved for future issuance. The 2004 Plan provides for stock instruments to be issued enabling the holder thereof to acquire common stock of the Company at prices determined by the Company’s Board of Directors. The purpose of the 2004 Plan was to promote the long-term growth and financial success of the Company and enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The 2004 Plan permitted the granting of awards in the form of incentive stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, and performance awards, or in any combination of the foregoing. The 2004 Plan terminated in 2014, 10 years from the date of the Plan’s adoption by the Company’s stockholders.

Any options forfeited or terminated under the 2001 Plan and 2004 Plan are rolled into the 2007 Stock Incentive Plan for future issuance.

2007 Stock Incentive Plan

In 2007, the Company adopted the Celsion Corporation 2007 Stock Incentive Plan (the “2007 Plan”) under which 222,222 shares were authorized for issuance. The purpose of the 2007 Plan is to promote the long-term growth and profitability of the Company by providing incentives to improve stockholder value and enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility.  The 2007 Plan permits the granting of equity awards in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, and performance awards, or in any combination of the foregoing.  At the Annual Meetings of Stockholders of Celsion held on June 25, 2010, June 7, 2012 and June 20, 2014, the stockholders approved amendments to the 2007 Plan.  The only material difference between the original 2007 Plan and the amended 2007 Plan was the number of shares of common stock available for issuance under the amended 2007 Plan which was increased by 222,222 to a total of 444,444 shares in 2010, by 500,000 to a total of 944,444 shares in 2012 and by 2,500,000 to a total of 3,444,444 shares in 2014.

The Company has issued stock awards to employees, directors and vendors out of the stock option plans. Options are generally granted with strike prices equal to the market value on the date of the grant.

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

In 2007 an option to purchase 95,555 shares of the Company's common stock was issued to the Company's Chief Executive Officer. This option vested in equal installments over four years and was separately registered with the Securities and Exchange Commission (the "SEC") and was not issued under any of the Employee Stock Incentive Plans. All of these options expired in January 2017.

As of December 31, 2016, there were a total of 3,533,752 shares reserved, which were comprised of 2,999,663 equity awards granted and 534,089 equity awards available for future issuance.

Total compensation cost charged related to employee stock options and non-vested restricted stock awards amounted to $1.5 million and $1.8 million for the years ended December 31, 2016 and 2015, respectively.  No compensation cost related to stock-based payments arrangements was capitalized as part of the cost of any asset at these same periods. As of December 31, 2016, there was $0.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 0.7 years. The weighted average grant-date fair values of the equity awards granted during the years ended December 31, 2016 and 2015 were $1.16 and $2.05, respectively.

Equity Awards Issued to Consultants for Services

The Company periodically issues equity awards to consultants in exchange for services provided. The fair value of options granted is measured in accordance with ASC 718, Compensation – Stock Compensation, using the Black-Scholes option pricing model and recorded as an expense in the period in which such services are received. Generally, the terms of these plans require that the exercise price of such awards may not be less than the fair market value of the Company’s common stock on the date the equity awards are granted. Consultant equity awards generally vest over various time frames or upon milestone accomplishments. Some vest immediately upon issuance. The equity awards generally expire within 10 years from the date of grant. No equity awards were granted to consultants during the years ended December 31, 2016 and 2015.

A summary of stock option awards as of December 31, 2016 and changes during the two years ended December 31, 2016, is presented below:

Stock Options	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	1,744,755	$7.20
Granted	839,250	2.35
Canceled or expired	(444,183)	5.56
Outstanding at December 31, 2015	2,139,822	$5.64
Granted	846,283	1.29
Canceled or expired	(53,442)	9.71
Outstanding at December 31, 2016	2,932,663	4.31	7.2	$-

Exercisable at December 31, 2016	2,198,907	$5.09	6.9	$-

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2016 and changes during the two years ended December 31, 2016, is presented below:

Restricted Stock	Number Outstanding	Weighted Average Exercise Price
Non-vested stock awards outstanding at January 1, 2015	7,018	$3.32
Granted	88,500	2.60
Vested and issued	(14,000)	2.72
Non-vested stock awards outstanding at December 31, 2015	81,518	$2.64
Granted	112,000	1.63
Vested and issued	(126,518)	1.72
Non-vested stock awards outstanding at December 31, 2016	67,000 *	$2.67

*	The non-vested restricted stock awards as of December 31, 2016 had a weighted average remaining contractual term of 0.7 years with an intrinsic value of approximately $21,000.

A summary of stock options outstanding at December 31, 2016 by price range is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price

$1.00	to	2.99	1,560,699	8.9	$1.77	857,897	8.9	$1.78
3.00	to	5.99	890,857	7.2	$3.81	859,903	7.2	$3.69
6.00	to	12.99	322,387	3.0	$10.82	322,387	3.0	$10.82
13.00	to	19.99	88,856	3.4	$14.19	88,856	3.4	$14.19
Above $20.00			69,864	1.2	$24.85	69,864	1.2	$24.85
			2,932,663			2,198,907

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

	Year Ended December 31,
	2016			2015
Risk-free interest rate	1.55	to	1.87%	1.57	to	2.93%
Expected volatility	87.5	-	89.1%	92.9	-	104.1%
Expected life (in years)			10			10
Expected forfeiture rate			5%			5%
Expected dividend yield			0.0%			0.0%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. The risk free interest rate is derived from values assigned to U.S. Treasury strips as published in the Wall Street Journal in effect at the time of grant. The model incorporates exercise, pre-vesting and post-vesting forfeiture assumptions based on analysis of historical data. The expected life of the fiscal 2016 and 2015 grants was generated using the simplified method as allowed under Securities and Exchange Commission Staff Accounting Bulletin No. 107.

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

At December 31, 2016, the Company fair valued the earn-out milestone liability at $13.2 million and recognized a non-cash gain of $0.7 million during 2016 as a result of the change in the fair value of earn-out milestone liability of $13.9 million at December 31, 2015. Included in the non-cash gain during 2016, was the reduction of the liability by $0.7 million during the fourth quarter of 2016 related to the write down of one of the in-process research and development assets (see Note 5) as the Company believes there is no probability of the payout of the related earn-out milestone liabilities. The fair value of the remaining earn-out milestone liabilities at December 31, 2016 was based on the Company's risk-adjusted assessment of each milestone (50% to 80%) utilizing a discount rate based on the estimated time to achieve the milestone (2.0 to 2.5 years). At December 31, 2015, the Company fair valued the earn-out milestone liability at $13.9 million and recognized a non-cash loss of $257,702 during 2015 as a result of the change in the fair value of earn-out milestone liability from $13.7 million at June 30, 2015. The fair value of the earn-out milestone liability at December 31, 2015 was based on the Company's risk-adjusted assessment of each milestone (10% to 67%) and utilizing a discount rate based on the estimated time to achieve the milestone (1.2 to 6.5 years).

The following is a summary of the changes in the earn-out milestone liability for 2015 and 2016:

Balance at January 1, 2015	$13,663,710
Non-cash loss from the adjustment for the change in fair value included in 2015 net loss	257,702
Balance at December 31, 2015	$13,921,412
Non-cash gain from the adjustment for the change in fair value included in 2016 net loss	(733,186)
Balance at December 31, 2016	$13,188,226

13. WARRANTS

As more fully described in Note 10, the Company completed a series of equity financing transactions in 2016 and 2015 that included the issuance of warrants to purchase 16,066,371 and 1,950,000 shares, respectively, of the Company’s common stock. In connection with the Hercules Credit Agreement entered into in November 2013 as more fully described in Note 8, the Company issued warrants to purchase 194,986 shares of the Company’s common stock. We did not have any option or warrant exercises during 2015 through 2016 other than 250,000 shares during the third quarter of 2016 related to the Pre-funded Series B Warrants as discussed more fully in Note 10.

Following is a summary of all warrant activity for the two years ended December 31, 2016:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price
Warrants outstanding at January 1, 2015	5,069,815	$8.18
Warrants issued in connection with the May 2015 equity transaction	1,950,000	$2.60
Warrants expired during 2015	(1,125,140)	$7.98
Warrants outstanding at December 31, 2015	5,894,675	$6.37
Warrants issued in connection with the 2016 equity transactions	16,066,371	$0.92
Warrants exercised during 2016	(250,000)	$0.01
Warrants expired during 2016	(879,163)	$14.94
Warrants outstanding at December 31, 2016	20,831,883	$1.88

Aggregate intrinsic value of outstanding warrants at December 31, 2016	$534,000

Weighted average remaining contractual terms (years)	3.32 (1)

(1)	Does not include the remaining Pre-Funded Warrants issued in the June 2016 Offering (totaling 1,850,000 shares underlying these warrants) as these warrants have no expiration date.

14. CELSION EMPLOYEE BENEFIT PLANS

Celsion maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees over the age of 21. Participating employees may defer a portion of their pretax earnings, up to the IRS annual contribution limit. Commencing in the fourth quarter for 2008, the Company began making a matching contribution up to a maximum of 3% of an employee’s annual salary and the Company’s total contribution for the years ended December 31, 2016 and 2015 was $82,391 and $80,408 respectively.  The Company’s contribution was made in the form of our common stock.

15. LICENSES OF INTELLECTUAL PROPERTY AND PATENTS

On November 10, 1999, the Company entered into a license agreement with Duke University (“Duke”) under which the Company received worldwide exclusive rights (subject to certain exceptions) to commercialize and use Duke’s thermally sensitive liposome technology. The license agreement contains annual royalty and minimum payment provisions due on net sales.  The agreement also required milestone-based royalty payments measured by various events, including product development stages, FDA applications and approvals, foreign marketing approvals and achievement of significant sales. However, in lieu of such milestone-based cash payments, Duke agreed to accept shares of the Company’s common stock to be issued in installments at the time each milestone payment is due, with each installment of shares to be calculated at the average closing price of the common stock during the 20 trading days prior to issuance.

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

For the years ended December 31, 2016 and 2015, the Company has not incurred any expense under this agreement and will not incur any future liabilities until commercial sales commence.

Under the November 1999 license agreement with Duke, the Company has rights to the thermally sensitive liposome technology, including Duke’s US patents covering the technology as well as all foreign counter parts and related pending applications.  Foreign counterpart applications have been issued in Europe, Hong Kong, Australia and Canada and have been allowed in Japan. The European patent has been validated in Austria, Belgium, France, Germany, Great Britain, Italy, Luxembourg, Monaco, Spain and Switzerland. In addition, the Duke license agreement provides the Company with rights to multiple issued and pending US patents related to the formulation, method of making and use of heat sensitive liposomes. The Company’s rights under the license agreement with Duke extend for the life of the last-to-expire of the licensed patents.

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

ThermoDox® is a registered trademark in the U.S., Argentina, Australia, Canada, China, Columbia, the European Communities: (Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Korea, Latvia, Lithuania, Luxembourg, Malta, Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden, UK), Hong Kong, Israel, Japan, New Zealand, Peru, Philippines, Russia, Singapore, South Korea and Taiwan.  The Company has registered transliterations of ThermoDox® in China, Hong Kong, Japan, Singapore, South Korea and Taiwan. The Company has an additional 14 trademark protection applications pending for ThermoDox® in countries world-wide.

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

On August 8, 2016, we signed a Technology Transfer, Manufacturing and Commercial Supply Agreement (“GEN-1 Agreement”) with Hisun to pursue an expanded partnership for the technology transfer relating to the clinical and commercial manufacture and supply of GEN-1, Celsion’s proprietary gene mediated, IL-12 immunotherapy, for the greater China territory, with the option to expand into other countries in the rest of the world after all necessary regulatory approvals are in effect. The GEN-1 Agreement will help to support supply for both ongoing and planned clinical studies in the U.S., and for potential future studies of GEN-1 in China. GEN-1 is currently being evaluated by Celsion in first line ovarian cancer patients.

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

17. CONTINGENT LIABILITIES AND COMMITMENTS

In July 2011, the Company executed a lease (the “Lease”) with Brandywine Operating Partnership, L.P. (Brandywine), a Delaware limited partnership for a 10,870 square foot premises located in Lawrenceville, New Jersey.  In October 2011, the Company relocated its offices to Lawrenceville, New Jersey from Columbia, Maryland.  The lease has a term of 66 months and provides for 6 months of rent free, with the first monthly rent payment of approximately $23,000 due and paid in April 2012.  Also, as required by the Lease, the Company provided Brandywine with an irrevocable and unconditional standby letter of credit for $250,000, which the Company secured with an escrow deposit at its banking institution of this same amount.  The standby letter of credit will be reduced by $50,000 on each of the 19th, 31st and 43rd months from the initial term, with the remaining $100,000 amount remaining until the Lease term has expired. In connection with three $50,000 reductions of the standby letter of credit in April 2013 and 2014 and 2015, the Company reduced the escrow deposit by $50,000 each time. In late 2015, Lenox Drive Office Park LLC, purchased the real estate and office building and assumed the lease. The Company is currently in negotiations with the landlord to extend the lease term and to reduce the square footage by approximately 30%.

In connection with the EGEN Asset Purchase agreement in June 2014, the Company assumed the existing lease with another landlord for an 11,500 square foot premises located in Huntsville Alabama. This lease has a remaining term of 13 months with rent payments of approximately $23,200 per month.

The Company paid $575,516 and $570,078 in connection with these leases in 2016 and 2015, respectively. Following is a summary of the future minimum payments required under leases that have initial or remaining lease terms of one year or more as of December 31, 2016:

For the year ending December 31:	Operating Leases

2017	$378,042
2018	23,200
2019	—
2020 and beyond	—
Total minimum lease payments	$401,242

18. SUBSEQUENT EVENTS

On February 14, 2017, the Company entered into a securities purchase agreement whereby it sold, in a public offering (the February 14, 2017 Public Offering), an aggregate of 19,385,869 shares of common stock of the Company at an offering price of $0.23 per share. In addition, the Company sold Series AA Warrants (the Series AA Warrants) to purchase up to 16,489,402 shares of common stock and Pre-Funded Series BB Warrants (the Pre-Funded Series BB Warrants) to purchase up to 2,600,000 shares of common stock. The Series AA Warrants have an exercise price of $0.23 per share, have a five year life and are immediately exercisable. The Pre-Funded Series BB Warrants were offered at $0.22 per share, are immediately exercisable for $0.01 per share of common stock, do not have an expiration date and were issued in lieu of shares of common stock to the extent that the purchase of common stock would cause the beneficial ownership of the purchaser of such shares, together with its affiliates and certain related parties, to exceed 9.99% of our common stock. The Company received approximately $5.0 million in gross proceeds before the deduction of the placement agent fees and offering expenses (excluding any proceeds from the exercise of the warrants) in the February 14, 2017 Public Offering.

In connection with the February 14, 2017 Public Offering, the Company has filed with the Securities and Exchange Commission a registration statement on Form S-1 (Registration No. 333-215321) on December 23, 2016, as amended by Pre-Effective Amendment No. 1 filed with the Commission on January 20, 2017, as further amended by Pre-Effective Amendment No. 2 filed with the Commission on February 13, 2017, as further amended by Pre-Effective Amendment No. 3 filed with the Commission on February 13, 2017 and as further amended by Pre-Effective Amendment No. 4 filed with the Commission on February 14, 2017 for the registration of the securities issued and sold under the Securities Act of 1933, as amended.