Form 10-Q
period 2017-03-31
Celsion CORP
filed 2017-05-12
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☑    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☑

As of May 10, 2017, the Registrant had 56,982,418 shares of common stock, $0.01 par value per share, outstanding.

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

Trademarks

The Celsion brand and product names, including but not limited to Celsion® and ThermoDox® contained in this document are trademarks, registered trademarks or service marks of Celsion Corporation or its subsidiary in the United States (U.S.) and certain other countries. This document also contains references to trademarks and service marks of other companies that are the property of their respective owners.

ii

PART I: FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

	March 31, 2017 (unaudited)	December 31, 2016
ASSETS

Current assets:
Cash and cash equivalents	$4,469,576	$2,624,162
Investment securities – available for sale, at fair value	-	1,680,000
Accrued interest receivable on investment securities	-	4,008
Advances, deposits and other current assets	141,622	204,408
Subtotal current assets	4,611,198	4,512,578

Property and equipment (at cost, less accumulated depreciation and amortization of $2,626,722 and $2,513,022, respectively)	370,262	462,836

Other assets:
In-process research and development	22,766,491	22,766,491
Other intangible assets, net	966,095	1,022,924
Goodwill	1,976,101	1,976,101
Security deposit on letter of credit	100,000	100,000
Patent licensing fees and other assets, net	8,761	8,761
Subtotal other assets	25,817,448	25,874,277

Total assets	$30,798,908	$30,849,691

See accompanying notes to the financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

(Continued)

	March 31, 2017 (unaudited)	December 31, 2016
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable ─ trade	$4,051,099	$2,878,978
Other accrued liabilities	2,819,806	2,483,756
Notes payable - current portion	1,471,846	2,560,553
Deferred revenue – current portion	500,000	500,000
Subtotal current liabilities	8,842,751	8,423,287

Earn-out milestone liability	13,471,977	13,188,226
Deferred revenue – non-current portion	2,375,000	2,500,000
Other liabilities – non-current	3,088	12,352
Total liabilities	24,692,816	24,123,865

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred Stock - $0.01 par value (100,000 shares authorized and no shares issued or outstanding at March 31, 2017 and December 31, 2016, respectively)	-	-
Common stock - $0.01 par value (112,500,000 shares authorized; 55,471,171 and 31,226,336 shares issued at March 31, 2017 and December 31, 2016, respectively and 55,466,492 and 31,221,657 shares outstanding at March 31, 2017 and December 31, 2016, respectively)	554,712	312,263
Additional paid-in capital	252,176,416	247,878,463
Accumulated deficit	(246,539,848)	(241,379,712)
Subtotal	6,191,280	6,811,014
Treasury stock, at cost (4,679 shares March 31, 2017 and December 31, 2016)	(85,188)	(85,188)
Total stockholders’ equity	6,106,092	6,725,826

Total liabilities and stockholders’ equity	$30,798,908	$30,849,691

See accompanying notes to the financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Licensing revenue	$125,000	$125,000

Operating expenses:
Research and development	3,475,276	3,441,171
General and administrative	1,468,122	1,862,525
Total operating expenses	4,943,398	5,303,696

Loss from operations	(4,818,398)	(5,178,696)

Other (expense) income:
Loss from change in valuation of earn-out milestone liability	(283,751)	(302,656)
Investment income, net	1,991	9,341
Interest expense	(62,340)	(244,198)
Other income (expense)	2,362	(258)
Total other (expense) income, net	(341,738)	(537,771)

Net loss	$(5,160,136)	$(5,716,467)

Net loss per common share
Basic and diluted	$(0.12)	$(0.24)

Weighted average shares outstanding
Basic and diluted	42,424,957	23,388,152

See accompanying notes to the financial statements.

CELSION CORPORATION

 CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Other comprehensive (loss) gain

Changes in:

Unrealized gain on investment securities	$-	$3,858

Other comprehensive gain	-	3,858

Net loss	(5,160,136)	(5,716,467)

Comprehensive loss	$(5,160,136)	$(5,712,609)

See accompanying notes to the financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:

Net loss	$(5,160,136)	$(5,716,467)
Non-cash items included in net loss:
Depreciation and amortization	170,529	121,875
Change in fair value of earn-out milestone liability	283,751	302,656
Deferred revenue	(125,000)	(125,000)
Stock-based compensation costs	117,466	615,014
Shares issued out of treasury	-	20,951
Amortization of deferred finance charges and debt discount associated with notes payable	17,685	85,192
Change in deferred rent liability	(9,264)	(8,813)
Loss realized on sale of investment securities	-	3,858
Net changes in:
Accrued interest on short term investments	4,008	26,729
Advances, deposits and other current assets	62,786	(182,102)
Accounts payable	1,172,121	(65,286)
Accrued liabilities	336,050	177,272
Net cash (used in) operating activities:	(3,130,004)	(4,744,121)

Cash flows from investing activities:
Proceeds from sale and maturity of investment securities	1,680,000	10,799,890
Purchases of property and equipment	(21,126)	(21,878)
Net cash provided by investing activities	1,658,874	10,778,012

Cash flows from financing activities:
Proceeds from sale of common stock equity, net of issuance costs	4,284,373	-
Proceeds from exercise of common stock warrants	138,563	-
Principal payments on notes payable	(1,106,392)	(988,493)
Net cash provided by (used in) financing activities	3,316,544	(988,493)

Increase in cash and cash equivalents	1,845,414	5,045,398
Cash and cash equivalents at beginning of period	2,624,162	9,265,144
Cash and cash equivalents at end of period	$4,469,576	$14,310,542

Supplemental disclosures of cash flow information:
Interest paid	$44,655	$165,527

See accompanying notes to the financial statements.

CELSION CORPORATION

 NOTES TO THE CONDENSED CONSOLIDATED

  FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Note 1.   Business Description

Celsion Corporation, a Delaware corporation based in Lawrenceville, New Jersey, its wholly-owned subsidiaries CLSN Laboratories, Inc., also a Delaware corporation, and Celsion GmbH, a limited liability company in Zug Switzerland, referred to herein as “Celsion”, “we”, or “the Company”, as the context requires, is a fully-integrated development stage oncology drug company focused on developing a portfolio of innovative cancer treatments, including directed chemotherapies, DNA-mediated immunotherapy and RNA based therapies. Our lead product candidate is ThermoDox®, a proprietary dosage form of doxorubicin based on a heat-activated liposomal platform technology, currently in a Phase III clinical trial for the treatment of non-resectable hepatocellular carcinoma (“HCC”) also known as primary liver cancer, and a Phase II clinical trial for recurrent chest wall breast cancer. Our pipeline also includes GEN-1, a DNA-based immunotherapy currently in a Phase I clinical trial for the localized treatment of ovarian cancer and pre-clinical development for brain cancer. GEN-1 is based on a platform technology for the development of treatments using novel nucleic acid-based immunotherapies and other anti-cancer DNA or RNA therapies. We are working to develop and commercialize more efficient, effective and targeted oncology therapies based on our technologies, with the goal of developing novel therapeutics that maximize efficacy while minimizing side-effects common to cancer treatments.

Note 2.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Celsion Corporation, CLSN Laboratories, Inc. and Celsion GmbH, have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  All intercompany balances and transactions have been eliminated. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission (SEC) on March 24, 2017.

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

Note 3.    Financial Condition and Going Concern

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the Food and Drug Administration. We have not generated significant revenue and have incurred significant net losses in each year since our inception. We have incurred approximately $247 million of cumulated net losses. As of March 31, 2017, we had approximately $4.5 million in cash and cash equivalents. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

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

The condensed consolidated financial statements have been prepared on the going concern basis. In making this assessment, management conducted a comprehensive review of the Company’s business plan including, but not limited to:

●	the Company’s financial position for the quarter ended March 31, 2017;
●	significant events and transaction the Company has entered into since December 31, 2016;
●	the impact of the remaining payments of the note payable totaling $1.5 million at March 31, 2017;
●	the Company’s capitalization structure including common stock outstanding and common stock issuable on exercise of warrants and equity awards, and other common stock issuable under equity plans; and
●	continued support of the Company’s stockholders and lender.

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

A fundamental component of the ability to continue as a going concern is the Company’s ability to raise capital as required, as to which no assurances can be provided. To address the additional funding requirements of the Company, management has undertaken the following initiatives:

●	on February 14, 2017, the Company raised approximately $5.0 million in gross proceeds through a public offering of its common stock and warrants to purchase common stock;
●	the Company requested an increase of its authorized shares sufficient to allow for the funding of its clinical programs at its next Annual Meeting of Stockholders on May 16, 2017;
●	the Company has $7.5 million under a controlled equity offering facility;
●	it assessed its current expenditures and has reduced the current spending requirements where necessary;
●	it will pursue additional capital funding in the public and private markets through equity sales and/or debt facilities;
●	it will pursue possible partnerships and collaborations; and
●	it will pursue potential out licensing for its drug candidates.

Our ability to continue as a going concern may depend on our ability to raise additional capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. There are no assurances that these future funding and operating efforts will be successful. If management is unsuccessful in these efforts, our current capital is not sufficient to fund our operations for the next twelve months.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU 2014-09 was originally going to be effective on January 1, 2017; however, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) — Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. In March 2016, the FASB issued ASU No. 2016-8, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. The amendments in this ASU do not change the core principle of ASU No. 2014-09 but the amendments clarify the implementation guidance on reporting revenue gross versus net. The effective date for the amendments in this ASU is the same as the effective date of ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Identifying Performance Obligations and Licensing),” to clarify the implementation guidance on identifying performance obligations and licensing. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently evaluating the impact of adopting these standards and at this point, nothing has come to the Company’s attention that would indicate the adoption of these standards will have a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718). The new standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for public companies for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods; however, early adoption is allowed. The Company adopted this standard in January 2017 and made the election to account for award forfeitures as they occur. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued Accounting Standard Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update clarifies how certain cash receipts and payments should be presented in the statement of cash flows and is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption pem1itted. The Company does not believe that this guidance will have an impact on the consolidated financial statements and related disclosures.

In November 2016, the FASB issued Accounting Standard Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This update amends the guidance in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. This guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standard Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standard Update No. 2017-04, Intangibles-Goodwill and Other, Simplifying the Test for Goodwill impairment, which eliminates Step 2 from the goodwill impairment test. Under the revised test, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for any interim or annual impairment tests for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

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

For the three month periods ended March 31, 2017 and 2016, diluted loss attributable to common shareholders per common share was the same as basic loss attributable to common shareholders per common share as all options and warrants that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted earnings attributable to common shareholders per common share as their effect would have been anti-dilutive. The total number of shares of common stock issuable upon exercise of warrants and equity awards were 37,587,775 and 8,627,832 for the three month periods ended March 31, 2017 and 2016, respectively.

Note 6.   Investment Securities - Available For Sale

Short term investments available for sale of $1,680,000 as of December 31, 2016 consisted of certificates of deposit. These were valued at estimated fair value. Securities available for sale are evaluated periodically to determine whether a decline in their value is other than temporary.  The term “other than temporary” is not intended to indicate a permanent decline in value.  Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the security.  Management reviews criteria such as the magnitude and duration of the decline, as well as the reasons for the decline, to predict whether the loss in value is other than temporary.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. The fair value of Company’s investment securities as of December 31, 2016 did not have gross unrealized gains or losses.

A summary of the cost, fair value and maturities of the Company’s short-term investments as of December 31, 2016 is as follows:

	December 31, 2016
Short-term investments	Cost	Fair Value

Certificate of deposit	$1,680,000	$1,680,000
Total	$1,680,000	$1,680,000

	December 31, 2016
Short-term investment maturities	Cost	Fair Value

Within 3 months	$1,680,000	$1,680,000
Total	$1,680,000	$1,680,000

Investment income, which includes net realized losses on sales of available for sale securities and investment income interest and dividends, is summarized as follows:

	Three Months Ended March 31,
Description of Securities	2017	2016

Interest and dividends accrued and paid	$1,991	$18,987
Accretion of investment premium	–	(5,788)
Realized losses	–	(3,858)
Investment income, net	$1,991	$9,341

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

Cash and cash equivalents, other current assets, accounts payable and other accrued liabilities are reflected in the balance sheet at their estimated fair values primarily due to their short-term nature. There were no transfers of assets of liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the three months ended March 31, 2017 except for the change in the earn-out milestone liability included in earnings (Note 13).

Assets and liabilities measured at fair value are summarized below:

	Total Fair Value on the Balance Sheet	Quoted Prices In Active Markets For Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Recurring items as of December 31, 2016
Investment securities, available for sale	$1,680,000	$1,680,000	$	─	─

Liabilities:
Recurring items as of March 31, 2017
Earn-out milestone liability (Note 13)	$13,471,977	─	$	─	$13,471,977

Recurring items as of December 31, 2016
Earn-out milestone liability (Note 13)	$13,188,226	─	$	─	$13,188,226

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

As of September 30, 2016, after our assessment of the totality of the events that could impair IPR&D, it was the Company’s conclusion “it is not more likely than not” that the indefinite-lived intangible assets were impaired. At December 31, 2016, the Company determined one of the IPR&D assets related to the development of its RNA delivery system being developed with collaborators using their RNA product candidates, valued at $1.4 million, was impaired.  Therefore, the Company wrote off the value of this IPR&D asset incurring a non-cash charge of $1.4 million in the fourth quarter of 2016.  In connection with the writeoff of this IPR&D asset, the Company concluded there was no probability of payments of the earn-out milestones associated with this asset and therefore reduced the earn-out milestone liability by $0.7 million at the same time.  The Company concluded none of the other IPR&D assets were impaired at December 31, 2016. No events have occurred as of March 31, 2017 that would affect the Company’s conclusion as of the December 31, 2016 assessment date.

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

At the end of 2016, the Company concluded the Covenant Not To Compete which was valued at approximately $1.6 million at the date of the EGEN acquisition had a definitive life and should be amortized on a straight line basis over its life of 7 years. Therefore, in the fourth quarter of 2016, the Company recorded a non-cash adjustment of $568,290 representing the cumulative amount of amortization expense from the date of acquisition through the end of 2016. Amortization expense was $56,829 during the first quarter of 2017. The carrying value of the Covenant Not To Compete was $966,095, net of $625,119 accumulated amortization, as of March 31, 2017 and was $1,022,924, net of $568,290 accumulated amortization, as of December 31, 2016.

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

As of September 30, 2016, after our assessment of the totality of the events that could impair goodwill, it was the Company’s conclusion “it is not more likely than not” that the Goodwill was impaired. Therefore, the Company was not required to conduct a two-step quantitative goodwill impairment test. At December 31, 2016, as a result of the substantial doubt in the Company’s ability to continue as a going concern, we again reviewed Goodwill for impairment by comparing the Company’s fair value to see if it exceeded its carrying value, known as the Step 1 approach. We concluded that the Company’s fair value exceeded its carrying value, and that measurement for an amount of an impairment loss, known as Step 2, was not required as Goodwill is considered not to be impaired. No events have occurred as of March 31, 2017 that would affect the Company’s conclusion as of the December 31, 2016 assessment date.

Note 9.  Accrued Liabilities

Other accrued liabilities at March 31, 2017 and December 31, 2016 include the following:

	March 31, 2017	December 31, 2016
Amounts due to contract research organizations and other contractual agreements	$958,270	$1,115,193
Accrued payroll and related benefits	1,676,035	1,066,751
Accrued professional fees	153,950	259,550
Accrued interest on notes payable	11,530	22,241
Other	20,021	20,021
Total	$2,819,806	$2,483,756

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

In connection with the Hercules Credit Agreement, the Company incurred cash expenses of $122,378. Also in connection with the Hercules Credit Facility, the Company paid loan origination fees of $230,000. Collectively, these deferred fees have been classified as a direct deduction from the debt liability consistent with the presentation of a debt discount and are being amortized as interest expense using the effective interest method over the life of the loan.

As a fee in connection with the Hercules Credit Agreement, the Company issued Hercules a warrant for a total of 97,493 shares of the Company’s common stock (the Hercules Warrant) at a per share exercise price of $3.59, exercisable for cash or by net exercise from November 25, 2013. Upon the closing of the second tranche on June 10, 2014, this warrant became exercisable for an additional 97,493 shares of the Company’s common stock. The Hercules Warrant will expire November 25, 2018. Hercules has certain rights to register the common stock underlying the Hercules Warrant pursuant to a Registration Rights Agreement with the Company dated November 25, 2013. The registration rights expire on the date when such stock may be sold under Rule 144 without restriction or upon the first year anniversary of the registration statement for such stock, whichever is earlier. The common stock issuable pursuant to the Hercules Warrant was filed pursuant to Rule 415 under the Securities Act of 1933 on the Prospectus for Registration Statement No. 333-193936 and was declared effective on September 30, 2014. The Company valued the Hercules Warrants issued using the Black-Scholes option pricing model and recorded a total of $476,261 as a direct deductions from the debt liability consistent with the presentation of a debt discount and are being amortized as interest expense using the effective interest method over the life of the loan.  Also in connection with each of the $5.0 million tranches, the Company is required to pay an end of term charge equal to 3.5% of each original loan amount at time of maturity. Therefore, these amounts totaling $350,000 are being amortized as interest expense using the effective interest method over the life of the loan.

For the three month periods ended March 31, 2017 and 2016, the Company incurred $44,655 and $165,176 in interest expense, respectively, and amortized $17,685 and $78,671, respectively as interest expense for deferred fees, debt discount and end of term charges in connection with the Hercules Credit Agreement.

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

The remaining future principle payments and end of term fees net of debt discounts of $1,471,846 on the Hercules Credit Agreement is due in June 2017.

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

February 14, 2017 Public Offering

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

In connection with the February 14, 2017 Public Offering, the Company filed with the Securities and Exchange Commission a registration statement on Form S-1 (Registration No. 333-215321) on December 23, 2016, as amended by Pre-Effective Amendment No. 1 filed with the Commission on January 20, 2017, as further amended by Pre-Effective Amendment No. 2 filed with the Commission on February 13, 2017, as further amended by Pre-Effective Amendment No. 3 filed with the Commission on February 13, 2017 and as further amended by Pre-Effective Amendment No. 4 filed with the Commission on February 14, 2017 for the registration of the securities issued and sold under the Securities Act of 1933, as amended.

During the first quarter of 2017, all 2,600,000 of the Series BB Pre-Funded warrants were exercised in full. During the first quarter of 2017, we received $94,062 from the exercise of Series AA Warrants to purchase 408,966 shares of common stock.

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

The December 2016 Warrants and the shares of our common stock issuable upon the exercise of the December 2016 Warrants were not registered pursuant to the Securities Act, were not offered pursuant to the 2015 Shelf Registration Statement and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder. On April 18, 2017, we filed a registration statement on Form S-1 to provide for the resale of the shares of common stock issuable upon the exercise of the December 2016 Warrants and we will be obligated to use our commercially reasonable efforts to keep such registration statement effective until the earliest of (i) the date on which all of the shares of common stock issuable upon the exercise of the December 2016 Warrants have been sold under the registration statement or Rule 144 under the Securities Act, (ii) the date on which the shares of common stock issuable upon the exercise of the December 2016 Warrants may be sold without volume or manner-of-sale restrictions pursuant to Rule 144 under the Securities Act and (iii) the termination of the December 2016 Warrants.

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

June 2016 Common Stock Offering

On June 13, 2016, the Company entered into a securities purchase agreement (the June 2016 Purchase Agreement) with an investor, pursuant to which the Company issued and sold, in a registered direct offering (the June 2016 Offering), an aggregate of 2,311,764 shares of common stock of the Company at an offering price of $1.36 per share. In addition, the Company sold Pre-Funded Series B Warrants (the Pre-Funded Series B Warrants) to purchase 2,100,000 shares of common stock in lieu of shares of common stock to the extent that the purchase of common stock would cause the beneficial ownership of the purchaser of such shares of common stock, together with its affiliates and certain related parties, to exceed 9.99% of our common stock. The Company offered these shares and warrants under the June 2016 Purchase Agreement pursuant to the 2015 Shelf Registration Statement. The Company received gross proceeds of approximately $6.0 million before the deduction of placement agent fees and offering expenses in the June 2016 Offering. During the third quarter of 2016, 250,000 shares of common stock were issued in connection with the exercise of some of the Pre-Funded Series B Warrants. During the first quarter of 2017, the remaining 1,850,000 Series B Pre-Funded warrants were exercised in full.

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

Controlled Equity Offering

On February 1, 2013, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which Celsion may offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (the “ATM Shares”) pursuant to the Company’s previously filed and effective Registration Statement on Form S-3. Under the ATM Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the our common stock or to or through a market maker.  From February 1, 2013 through March 31, 2017, the Company sold and issued an aggregate of 1,479,535 shares of common stock under the ATM Agreement, receiving approximately $7.6 million in gross proceeds.

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

The ATM Agreement will terminate upon the earlier of (i) the sale of ATM Shares under the ATM Agreement having an aggregate offering price of $25 million and (ii) the termination of the ATM Agreement by Cantor or the Company. The ATM Agreement may be terminated by Cantor or the Company at any time upon 10 days' notice to the other party, or by Cantor at any time in certain circumstances, including the occurrence of a material adverse change in the Company.  The Company pays Cantor a commission of 3.0% of the aggregate gross proceeds from each sale of ATM Shares and has agreed to provide Cantor with customary indemnification and contribution rights. The Company also reimbursed Cantor for legal fees and disbursements of $50,000 in connection with entering into the ATM Agreement. In connection with the February common stock offering, the Company agreed to not sell any ATM Shares until June 23, 2017.

On October 2, 2015, we filed a prospectus supplement to the base prospectus that forms a part of the 2015 Shelf Registration Statement, pursuant to which we may offer and sell up to $7.5 million of shares of common stock from time to time under the ATM Agreement of the $17.4 million remaining under the ATM Agreement.

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

The Celsion Corporation 2007 Stock Incentive Plan (the 2007 Plan), as adopted and amended, permits the granting of 3,444,444 shares of stock as equity awards in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, and performance awards, or in any combination of the foregoing.  Prior to the adoption of the 2007 Plan, the Company adopted two stock plans for directors, officers and employees (one in 2001 and another in 2004) under which 148,148 shares were reserved for future issuance under each of these plans.  As these plans have been superseded by the 2007 Plan, any options previously granted which expire, forfeit, or cancel under these plans will be rolled into the 2007 Plan.

A summary of the Company’s stock option and restricted stock awards for the three months ended March 31, 2017 is as follows:

	Stock Options		Restricted Stock Awards		Weighted Average
Equity Awards	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Contractual Terms of Equity Awards (in years)

Equity awards outstanding at December 31, 2016	2,932,663	$4.31	67,000	$2.67

Equity awards forfeited, cancelled or expired	(454,207)	$13.15	(20,000)	1.87

Equity awards outstanding at March 31, 2017	2,478,456	$2.69	47,000	$3.01	6.8

Aggregate intrinsic value of outstanding awards at March 31, 2017	$–		$13,630

Equity awards exercisable at March 31, 2017	2,033,373	$2.60			7.5

Aggregate intrinsic value of awards exercisable at March 31, 2017	$–

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

The Company used the following assumptions for determining the fair value of options granted during the three months period of 2016 under the Black-Scholes option pricing model. There were no option grants during the same period of 2017:

Three Months Ended March 31, 2016
Risk-free interest rate	1.87%
Expected volatility	89.1%
Expected life (in years)	10.00
Expected forfeiture rate	10%
Expected dividend yield	0.0%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. The risk free interest rate is derived from values assigned to U.S. Treasury bonds with terms that approximate the expected option lives in effect at the time of grant. The model incorporates exercise, pre-vesting and post-vesting forfeiture assumptions based on analysis of historical data. The expiration of each option granted in fiscal 2016 was used as the expected life.

Total compensation cost related to employee stock options and restricted stock awards totaled $117,466 and $615,014 for the three months ended March 31, 2017 and 2016, respectively.  No compensation cost related to share-based payments arrangements was capitalized as part of the cost of any asset as of March 31, 2017 and 2016.

As of March 31, 2017, there was $0.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 0.9 years. The weighted average grant-date fair value was $1.14 per share for the options granted during the three months ended March 31, 2016.  The weighted average grant-date fair value was $1.33 for the restricted stock awards granted during three months ended March 31, 2016.

Collectively, for all of the Company’s stock option plans there were a total of 912,741 equity awards available for future issuance as of March 31, 2017.

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

As of March 31, 2017 and December 31, 2016, the Company fair valued these milestones at $13.5 million and $13.2 million, respectively, and recognized a non-cash charge of $283,751 during the three months ended March 31, 2017 as a result of the change in the fair value of these milestones from December 31, 2016. As of March 31, 2016 and December 31, 2015, the Company fair valued these milestones at $14.2 million and $13.9 million, respectively, and recognized a non-cash charge of $302,656 during the three months ended March 31, 2016 as a result of the change in the fair value of these milestones from December 31, 2015.

The following is a summary of the changes in the earn-out milestone liability for 2017:

Balance at January 1, 2017	$13,188,226
Non-cash charge from the adjustment for the change in fair value included in net loss	283,751
Balance at March 31, 2017	$13,471,977

 The following is a schedule of the Company’s risk-adjustment assessment of each milestone:

Date	Risk-adjustment Assessment of each Milestone			Discount Rate	Estimated Time to Achieve (years)

March 31, 2017	50%	to	80%	9%	1.75	to	2.25
December 31, 2016	50%	to	80%	9%	2.00	to	2.50
March 31, 2016	10%	to	75%	9%	0.25	to	2.25
December 31, 2015	10%	to	75%	9%	0.50	to	2.50

Note 14. Warrants

Common Stock Warrants

Following is a summary of all warrant activity for the three months ended March 31, 2017:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price

Warrants outstanding at December 31, 2016	20,831,883	$1.88
Warrants issued during the three months ended March 31, 2017 (see Note 11)	19,089,402	0.20
Warrants exercised during the three months ended March 31, 2017 (see Note 11)	(4,858,966)	0.03

Warrants outstanding at March 31, 2017	35,062,319	$1.22

Aggregate intrinsic value of outstanding warrants at March 31, 2017	$964,827

Weighted average remaining contractual terms at March 31, 2017 (in years)	4.16

Note 15.  Contingent Liabilities and Commitments

In July 2011, the Company executed a lease (the “Lease”) with Brandywine Operating Partnership, L.P. (Brandywine), a Delaware limited partnership for a 10,870 square foot premises located in Lawrenceville, New Jersey.  In October 2011, the Company relocated its offices to Lawrenceville, New Jersey from Columbia, Maryland.  The lease has a term of 66 months and provides for 6 months of rent free, with the first monthly rent payment of approximately $23,000 due and paid in April 2012.  Also, as required by the Lease, the Company provided Brandywine with an irrevocable and unconditional standby letter of credit for $250,000, which the Company secured with an escrow deposit at its banking institution of this same amount.  The standby letter of credit will be reduced by $50,000 on each of the 19th, 31st and 43rd months from the initial term, with the remaining $100,000 amount remaining until the Lease term has expired. In connection with three $50,000 reductions of the standby letter of credit in April 2013 and 2014 and 2015, the Company reduced the escrow deposit by $50,000 each time. In late 2015, Lenox Drive Office Park LLC, purchased the real estate and office building and assumed the lease. This lease was set to expire on April 30, 2017. In April 2017, the Company and the landlord amended the Lease effective May 1, 2017. The Lease amendment extended the term for an additional 64 months, reduced the premises to 7,565 square feet, reduced the monthly rent, provided four months free rent and reduced the escrow deposit to $50,000. The monthly rent will range from approximately $18,900 in the first year to approximately $20,500 in the final year of the amendment. The Company also has a one-time option to cancel the lease as of the 40th month after the commencement date of the Lease amendment.

In connection with the EGEN Asset Purchase agreement in June 2014, the Company assumed the existing lease with another landlord for an 11,500 square foot premises located in Huntsville Alabama. This lease has a remaining term of 10 months with rent payments of approximately $23,200 per month.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Statements and terms such as “expect”, “anticipate”, “estimate”, “plan”, “believe” and words of similar import regarding our expectations as to the development and effectiveness of our technologies, the potential demand for our products, and other aspects of our present and future business operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, readers should specifically consider the various factors contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission (SEC) on March 24, 2017, which factors include, without limitation, plans and objectives of management for future operations or programs or proposed new products or services; changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing; possible changes in capital structure, financial condition, working capital needs and other financial items; changes in approaches to medical treatment; clinical trial analysis and future plans relating thereto; our ability to realize the full extent of the anticipated benefits of our acquisition of substantially all of the assets of EGEN, Inc., including achieving operational cost savings and synergies in light of any delays we may encounter in the integration process and additional unforeseen expenses; introduction of new products by others; possible licenses or acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, partners, competitors and regulatory authorities. These and other risks and uncertainties could cause actual results to differ materially from those indicated by forward-looking statements.

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

On February 24, 2014, we announced that the United States Food and Drug Administration (the “FDA”), after its customary 30-day review period, provided clearance for the OPTIMA Study, which is a pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox®, in combination with standardized RFA, for the treatment of primary liver cancer. The trial design of the OPTIMA Study is based on the comprehensive analysis of data from an earlier clinical trial called the HEAT Study, which is described below. The OPTIMA Study is supported by a hypothesis developed from an overall survival analysis of a large subgroup of patients from the HEAT Study.

We initiated the OPTIMA Study in the first half of 2014. The OPTIMA Study was designed with extensive input from globally recognized hepatocellular carcinoma (“HCC”) researchers and expert clinicians and after receiving formal written consultation from the FDA. The OPTIMA Study is expected to enroll up to 550 patients globally at up to 65 sites in the United States, Canada, Europe Union, China and other countries in the Asia-Pacific region, and will evaluate ThermoDox® in combination with standardized RFA, which will require a minimum of 45 minutes across all investigators and clinical sites for treating lesions three to seven centimeters, versus standardized RFA alone. The primary endpoint for this clinical trial is overall survival (“OS”), and the secondary endpoints are progression free survival and safety. The statistical plan calls for two interim efficacy analyses by an independent Data Monitoring Committee.

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

While this information should be viewed with caution since it is based on a retrospective analysis of a subgroup, we also conducted additional analyses that further strengthen the evidence for the HEAT Study sub-group. We commissioned an independent computational model at the University of South Carolina Medical School. The results indicate that longer RFA heating times correlate with significant increases in doxorubicin concentration around the RFA treated tissue. In addition, we conducted a prospective preclinical study in 21 pigs using two different manufacturers of RFA and human equivalent doses of ThermoDox® that clearly support the relationship between increased heating duration and doxorubicin concentrations.

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

The Euro-DIGNITY Study. We anticipate that a Phase II study of RadioTherapy, HyperThermia and ThermoDox® to treat patients with local-regional recurrent chest wall breast cancer will be initiated by five to six clinical sites located in Italy, Israel, Poland and the Czech Republic (the “Euro-DIGNITY Study”). The Euro-DIGNITY Study is expected to commence in the second half of 2017 and should enroll up to 70 patients affected by recurrent breast adenocarcinoma on the chest wall with/without nodes over a period of two years.

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

Secondary objectives of the Euro-DIGNITY Study will be (i) to evaluate the safety of the combination of ThermoDox/Hyperthermia/Radiotherapy among patients with local-regional recurrence (“LRR”) breast cancer, (ii) to evaluate the duration of local control complete response, partial response and stable disease following treatment with ThermoDox/Hyperthermia/Radiotherapy up to 24 months among patients with LRR breast cancer and (iii) to assess Patient Reported Quality of Life using the FACT-B and Brief Pain Inventory following treatment with ThermoDox/Hyperthermia/Radiotherapy among patients with LRR breast cancer.

Acquisition of EGEN Assets

On June 20, 2014, we completed the acquisition of substantially all of the assets of Egen, Inc., an Alabama corporation, which has changed its company name to EGWU, Inc. after the closing of the acquisition (“EGEN”), pursuant to an asset purchase agreement dated as of June 6, 2014, by and between EGEN and Celsion (the “Asset Purchase Agreement”). We acquired all of EGEN’s right, title and interest in and to substantially all of the assets of EGEN, including cash and cash equivalents, patents, trademarks and other intellectual property rights, clinical data, certain contracts, licenses and permits, equipment, furniture, office equipment, furnishings, supplies and other tangible personal property. In addition, CLSN Laboratories assumed certain specified liabilities of EGEN, including the liabilities arising out of the acquired contracts and other assets relating to periods after the closing date.

The total purchase price for the asset acquisition is up to $44.4 million, including potential future earnout payments of up to $30.4 million contingent upon achievement of certain earnout milestones set forth in the Asset Purchase Agreement. At the closing, we paid approximately $3.0 million in cash after the expense adjustment and issued 2,712,188 shares of our common stock to EGEN. The shares of common stock were issued in a private transaction exempt from registration under the Securities Act, pursuant to Section 4(2) thereof. In addition, 670,070 shares of common stock were held back by us at the closing and are issuable to EGEN pending certain potential adjustments for expenses or in relation to EGEN’s indemnification obligations under the Asset Purchase Agreement.

The earnout payments of up to $30.4 million will become payable, in cash, shares of our common stock or a combination thereof, at our option upon achievement of three major milestone events as follows:

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

Top Line Translational Data from First Two Cohorts

Celsion also reported initial translational data from the first two cohorts of patients. Tumor and blood samples collected before the start of the neoadjuvant chemotherapy (“NACT”) and after the completion of GEN-1 treatment at debulking surgery are being analyzed for immune cell populations.  Top line data demonstrates intriguing immunological changes in the tumor that are consistent with the activation of the immune system. Specifically:

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

●

The distinct biological activities of GEN-1 (immune stimulation) and Avastin® (inhibition of tumor blood vessel formation) also suggest scientific rationale for this combination approach. Additionally, the anti-angiogenic activity of GEN-1 mediated through up regulation of the interferon gamma (“IFN-g”) pathway may help to explain the synergy between GEN-1 and Avastin® and potentially addresses the VEGF escape mechanisms associated with resistance to Avastin® therapy.

TheraPlas Technology Platform. TheraPlas is a technology platform for the delivery of DNA and messenger RNA (“mRNA”) therapeutics via synthetic non-viral carriers and is capable of providing cell transfection for double-stranded DNA plasmids and large therapeutic RNA segments such as mRNA. There are two components of the TheraPlas™ system, a plasmid DNA or mRNA payload encoding a therapeutic protein and a delivery system. The delivery system is designed to protect the DNA/RNA from degradation and promote trafficking into cells and through intracellular compartments. We designed the delivery system of TheraPlas by chemically modifying the low molecular weight polymer to improve its gene transfer activity without increasing toxicity. We believe TheraPlas is a viable alternative to current approaches to gene delivery due to several distinguishing characteristics, including enhanced molecular versatility that allows for complex modifications to improve activity and safety.

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

In June 2012, Celsion and Zhejiand Hisun Pharmaceutical Co. Ltd. (“Hisun”) signed a long-term commercial supply agreement for the production of ThermoDox®. Hisun is one the largest manufacturers of chemotherapy agents globally, including doxorubicin. In July 2013, the ThermoDox® collaboration was expanded to focus on next generation liposomal formulation development with the goal of creating safer, more efficacious versions of marketed cancer chemotherapeutics. During 2015, Hisun successfully completed the manufacture of three registration batches for ThermoDox® and has obtained regulatory approvals to supply ThermoDox® to participating clinical trial sites in all of the countries of South East Asia, Europe and North America, as well as to the European Union countries allowing for early access to ThermoDox®. The future manufacturing of clinical and commercial supplies by Hisun will result in a cost structure allowing Celsion to profitably access all global markets, including third world countries, and help accelerate the Company’s product development program in China for ThermoDox® in primary liver cancer and other approved indications.

Business Plan and Going Concern

As a clinical stage biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in "Part II, Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q.

As of March 31, 2017, we had $4.5 million in cash and short term investments. Given our development plans, we anticipate cash resources will be sufficient to fund our operations into mid-2017 and the Company has no committed sources of additional capital. The Company has a Controlled Equity OfferingSM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co. (see Note 11). As a result of the risks and uncertainties discussed in this Quarterly Report on Form 10-Q, among others, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete any of our research and development activities, preclinical studies or clinical trials in a timely manner or our failure to enter into collaborative agreements when appropriate could significantly increase our capital requirements and could adversely impact our liquidity. While our estimated future capital requirements are uncertain and could increase or decrease as a result of many factors, including the extent to which we choose to advance our research, development activities, preclinical studies and clinical trials, or if we are in a position to pursue manufacturing or commercialization activities, we will need significant additional capital to develop our product candidates through development and clinical trials, obtain regulatory approvals and manufacture and commercialized approved products, if any. We do not know whether we will be able to access additional capital when needed or on terms favorable to us or our stockholders. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business. Based on the above, management has determined there is substantial doubt regarding our ability to continue as a going concern. As a result, our independent registered accounting firm has expressed substantial doubt about our ability to continue as a going concern in their report dated March 24, 2017 included in our 2016 Annual Report on Form 10-K.

Financing Overview

Equity and Debt Financings

During 2016 and thus far in 2017, the Company issued a total of 33.8 million shares of common stock; in the following equity transactions for an aggregate $13.0 million in gross proceeds.

●

On February 14, 2017, the Company entered into a securities purchase agreement whereby it sold, in a public offering (the February 14, 2017 Public Offering), an aggregate of 19,385,869 shares of common stock of the Company at an offering price of $0.23 per share. In addition, the Company sold Series AA Warrants (the Series AA Warrants) to purchase up to 16,489,402 shares of common stock and Pre-Funded Series BB Warrants (the Pre-Funded Series BB Warrants) to purchase up to 2,600,000 shares of common stock. The Series AA Warrants have an exercise price of $0.23 per share, have a five year life and are immediately exercisable. The Pre-Funded Series BB Warrants were offered at $0.22 per share, are immediately exercisable for $0.01 per share of common stock, do not have an expiration date and were issued in lieu of shares of common stock to the extent that the purchase of common stock would cause the beneficial ownership of the purchaser of such shares, together with its affiliates and certain related parties, to exceed 9.99% of our common stock. The Company received approximately $5.0 million in gross proceeds before the deduction of the placement agent fees and offering expenses (excluding any proceeds from the exercise of the warrants) in the February 14, 2017 Public Offering. During the first quarter of 2017, all 2,600,000 of the Series BB Pre-Funded warrants were exercised in full. During the first quarter of 2017, we received $94,062 from the exercise of Series AA Warrants to purchase 408,966 of common stock.

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

●

We are a party to a Controlled Equity OfferingSM Sales Agreement (ATM) dated as of February 1, 2013 with Cantor Fitzgerald & Co., pursuant to which we may sell additional shares of our common stock having an aggregate offering price of up to $25 million through “at-the-market” equity offerings from time to time. From February 1, 2013 through December 31, 2015, the Company sold and issued an aggregate of 1,479,535 shares of common stock under the ATM, receiving approximately $7.4 million in net proceeds. The Company did not have any sales under the ATM in 2016 and thus far in 2017.

We believe that our cash and cash equivalents of $4.5 million on hand at March 31, 2017, coupled with our access to the ATM, are sufficient to fund operations through the second quarter of 2017.  However, our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing, progress and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other unforeseen uses of cash. To complete the development and commercialization of our products, we will need to raise substantial amounts of additional capital to fund our operations. We do not have any committed sources of financing and cannot give assurance that alternate funding will be available in a timely manner, on acceptable terms or at all. We may need to pursue dilutive equity financings, such as the issuance of shares of common stock, preferred stock, convertible debt or other convertible or exercisable securities, which financings could dilute the percentage ownership of our current common stockholders and could significantly lower the market value of our common stock.

As a clinical stage biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in "Item 1A. Risk Factors" under "Part II: Other Information" included herein.

FINANCIAL REVIEW FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Results of Operations

For the three months ended March 31, 2017, our net loss was $5.2 million compared to a net loss of $5.7 million for the same period of 2016. As of March 31, 2017, we had $4.5 million in cash and cash equivalents.

	Three Months Ended March 31,
	(In thousands)		Change Increase (Decrease)
	2017	2016		%
Licensing Revenue:	$125	$125	$–	–%

Operating Expenses:
Clinical Research	3,147	2,809	338	12.0%
Chemistry, Manufacturing and Controls	328	632	(304)	(48.1)%
Research and development	3,475	3,441	34	(1.0)%
General and administrative	1,468	1,863	(395)	(21.2)%
Total operating expenses	4,943	5,304	(361)	(6.8)%
Loss from operations	$(4,818)	$(5,179)	$361	7.0%

Comparison of the Three Months ended March 31, 2017 and 2016

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten year term of the agreement; therefore we recorded deferred revenue of $125,000 in each of the first quarters of 2017 and 2016.

Research and Development Expenses

Research and development (R&D) expenses increased by $0.1 million to $3.5 million in the first quarter of 2017 from $3.4 million in the same period of 2016.  Costs associated with the OPTIMA Study were $1.6 million in the first quarter of 2017 compared to $1.0 million in the same period of 2016. Increased costs in the OPTIMA Study are associated with patient enrollment and treatment costs and investigator site initiation expenses. Other clinical costs remained relatively unchanged at $0.9 million in each of the first quarters of 2017 and 2016. Preclinical and regulatory costs remained relatively unchanged at $0.1 million in each of the first quarters of 2017 and 2016.   Costs associated with the production and distribution of ThermoDox® to support the OPTIMA Study decreased to $0.3 million in the first quarter of 2017 compared to $0.6 million the same period of 2016. R&D costs associated with GEN-1 decreased to $0.6 million in the first quarter of 2017 compared to $0.8 million the same period of 2016. The Company expects to complete the enrollment of all Cohorts of the OVATION Study in the second quarter of 2017.

General and Administrative Expenses

General and administrative (G&A) expenses decreased to $1.5 million in the first quarter of 2017 compared to $1.9 million in the same period of 2017. This decrease is attributable to lower personnel costs mainly associated with stock compensation. We continue to take those steps necessary to reduce our overhead expenses.

Change in Earn-out Milestone Liability

The total aggregate purchase price for the acquisition of assets from EGEN included potential future earn-out payments contingent upon achievement of certain milestones. The difference between the aggregate $30.4 million in future earn-out payments and the $13.9 million included in the fair value of the acquisition consideration at June 20, 2014 was based on the Company's risk-adjusted assessment of each milestone and utilizing a discount rate based on the estimated time to achieve the milestone. These milestone payments will be fair valued at the end of each quarter and any change in their value will be recognized in the financial statement. As of March 31, 2017, the Company fair valued these milestones at $13.5 million and recognized a non-cash charge of $0.3 million in the first quarter of 2017 as a result of the change in the fair value of these milestones from $13.2 million at December 31, 2016. The Company recognized a non-cash charge of $0.3 million in the first quarter of 2016 as a result of the change in the fair value of these milestones at $14.2 million at March 31, 2016 from $13.9 million at December 31, 2015.

Investment income and interest expense

In connection with its debt facilities the Company incurred $0.1 million and $0.2 million in interest expense in the three month periods ended March 31, 2017 and 2016, respectively.

Financial Condition, Liquidity and Capital Resources

Since inception we have incurred significant losses and negative cash flows from operations.  We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities and amounts received under our product licensing agreement with Yakult and our technology development agreement with Hisun. The process of developing and commercializing ThermoDox®, GEN-1 and other product candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts.  We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future.  Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $247 million at March 31, 2017.

At March 31, 2017, we had total current assets of $4.6 million (including cash and cash equivalents and short-term investments of $4.5 million) and current liabilities of $8.8 million, resulting in net working capital deficit of $4.2 million.  At December 31, 2016, we had total current assets of $4.5 million (including cash, cash equivalents and short term investments and related interest receivable on short-term investments of $4.3 million) and current liabilities of $8.4 million, resulting in net working capital deficit of $3.9 million.

Net cash used in operating activities for the first three months of 2017 was $3.1 million.  Our 2017 net loss of $5.2 million for the three month period ended March 31, 2017 included $0.1 million in non-cash stock-based compensation expense and $0.3 million in a non-cash loss based on the change in the earn-out milestone liability.

The $3.1 million net cash used in operating activities was mostly funded from cash and short term investments.  At March 31, 2017, we had cash and cash equivalents of $4.5 million.

Net cash provided by financing activities was $3.3 million during the three month period ended March 31, 2017 which resulted from net proceeds of $4.4 million from the sale of our common stock and warrants in the first quarter of 2017 partially offset by principal payments of $1.1 million on the Hercules Credit Agreement.

On February 14, 2017, the Company entered into a securities purchase agreement whereby it sold, in a public offering, an aggregate of 19,385,869 shares of common stock, Series AA Warrants to purchase up to 16,489,402 shares of common stock and Pre-Funded Series BB Warrants to purchase up to 2,600,000 shares of common stock for an aggregate of approximately $5.0 million in gross proceeds. During the first quarter of 2017, all 2,600,000 of the Series BB Pre-Funded warrants were exercised in full. During the first quarter of 2017, we received $94,062 from the exercise of Series AA Warrants to purchase 408,966 of common stock.

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

We believe that our cash and cash equivalents of $4.5 million on hand at March 31, 2017, coupled with the remaining availability of $17.4 million under the ATM, are sufficient to fund operations through the second quarter of 2017.  However, our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing, progress and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other unforeseen uses of cash.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet financing arrangements.  In April 2017, the Company and its landlord amended the lease for the corporate offices located in Lawrenceville NJ effective May 1, 2017. The lease amendment extends the term of the lease for an additional 64 months, reduced the premises to 7,565 square feet, reduced the monthly rent, provided four months free rent and reduced the escrow deposit from $100,000 to $50,000. The monthly rent will range from approximately $18,900 in the first year to approximately $20,500 in the final year of the amendment. The Company also has a one-time option to cancel the lease as of the 40th month after the commencement date of the Lease amendment. Other than this lease amendment, there were no materials changes during the three months ended March 31, 2017 to our operating leases, which are disclosed in the contractual commitments table in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 24, 2017 with the Securities and Exchange Commission.

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

Item 4.    CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2017, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the Securities and Exchange Commission.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.  Risk Factors

The following is a summary of the risk factors, uncertainties and assumptions that we believe are most relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ significantly from expected or historical results and our forward-looking statements. We note these factors for investors as permitted by Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. Additional risks that we currently believe are immaterial may also impair our business operations. Investors should carefully consider the risks described below before making an investment decision, and understand that it is not possible to predict or identify all such factors. Consequently, investors should not consider the following to be a complete discussion of all potential risks or uncertainties that may impact our business. Moreover, we operate in a competitive and rapidly changing environment.  New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.  The description provided in this Item 1A includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 24, 2017 with the Securities and Exchange Commission (SEC). In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report and our other filings made from time to time with the SEC.

RISKS RELATED TO OUR BUSINESS

We have a history of significant losses from operations and expect to continue to incur significant losses for the foreseeable future.

Since our inception, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $247 million at March 31, 2017. For the years ended December 31, 2014, 2015 and 2016 and the three months ended March 31, 2017, we incurred a net loss of $25.5 million, $22.5 million, $22.1 million and $5.2 million, respectively. We currently have no product revenue and do not expect to generate any product revenue for the foreseeable future other than through the sale of our proprietary reagent products for life science research, which products are based on our newly acquired proprietary delivery platform technologies, TheraPlas and TheraSilence. Because we are committed to continuing our product research, development, clinical trial and commercialization programs, we will continue to incur significant operating losses unless and until we complete the development of ThermoDox®, GEN-1 and other new product candidates and these product candidates have been clinically tested, approved by the U.S. Food and Drug Administration (FDA) and successfully marketed. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, us or our collaborators successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third party alternatives for any approved product and raising sufficient funds to finance business activities. If we or our collaborators are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. Since our inception, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $247 million at March 31, 2017. For the years ended December 31, 2014, 2015 and 2016 and the three months ended March 31, 2017, we incurred a net loss of $25.5 million, $22.5 million, $22.1 million and $5.2 million, respectively. As of March 31, 2017, we had approximately $4.5 million in cash and cash equivalents. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. For example, ThermoDox® is being evaluated in a Phase III clinical trial in combination with RFA for the treatment of primary liver cancer, a Phase II clinical trial for the treatment of recurrent chest wall breast cancer and other preclinical studies. We initiated a Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer in the second half of 2015 and plan to expand our ovarian cancer development program to include a Phase I dose escalating trial evaluating GEN-1 in combination with Avastin® and Doxil® in platinum-resistant ovarian cancer patients .

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

We continue to seek additional financial resources to fund the further development of our product candidates. If we are unable to obtain additional capital on a timely basis or on acceptable terms, we may be required to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, if any, limit strategic opportunities or undergo corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or potential markets or that could impose onerous financial or other terms. As explained in the notes to our financial statements, if the Company is not able to raise additional funds when needed, there would continue to be substantial doubt as to the Company’s ability to continue as a going concern. Furthermore, if we cannot fund our ongoing development and other operating requirements, particularly those associated with our obligations to conduct clinical trials under our licensing agreements, we will be in breach of these licensing agreements and could therefore lose our license rights, which could have material adverse effects on our business. Based on the above, our management has determined there is substantial doubt regarding our ability to continue as a going concern. The report of our independent registered accounting firm included in our 2016 Form 10K dated March 24, 2017, includes an explanatory paragraph which express substantial doubt about our ability to continue as a going concern.

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

We may not successfully engage in future strategic transactions, which could adversely affect our ability to develop and commercialize product candidates, impact our cash position, and increase our expense and present significant distractions to our management.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. Our January 31, 2013 announcement that the HEAT Study failed to meet its primary endpoint has resulted in significant volatility and a steep decline in the price of our common stock, a level of decline that could result in securities litigation. Plaintiffs’ securities litigation firms have publicly announced that they are investigating potential securities fraud claims that they may wish to make against us.  The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospect.  The closing price of our common stock as reported on The NASDAQ Capital Market had a high price of $1.93 and a low price of $0.30 in the 52-week period ended December 31, 2016 and a high price of $0.51 and a low price of $0.21 from January 3, 2017 through May 11, 2017. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of May 11, 2017, we had 56,982,418 shares of common stock outstanding, all of which shares, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, all of the shares of common stock issuable upon exercise of warrants will be freely tradable without restriction or further registration upon issuance.

Our stockholders may experience significant dilution as a result of future equity offerings or issuances and exercise of outstanding options and warrants.

In order to raise additional capital or pursue strategic transactions, we may in the future offer, issue or sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock, including the issuance of common stock in relation to the achievement, if any, of milestones triggering our payment of earn-out consideration in connection with the EGEN acquisition. Our stockholders may experience significant dilution as a result of future equity offerings or issuances. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders. As of May 11, 2017, we have a significant number of securities convertible into, or allowing the purchase of, our common stock, including 33,546,393 shares of common stock issuable upon exercise of warrants outstanding, 2,525,456 options to purchase shares of our common stock and restricted stock awards outstanding, and 912,741 shares of common stock reserved for future issuance under our stock incentive plans. Under the Controlled Equity Offering SM Sales Agreement entered into with Cantor Fitzgerald & Co. on February 1, 2013, we may offer and sell, from time to time through “at-the-market” offerings, up to an aggregate of $25 million of shares of our common stock. We had only sold $7.6 million under the Sales Agreement as of May 11, 2017.

We may be unable to maintain compliance with The NASDAQ Marketplace Rules which could cause our common stock to be delisted from The NASDAQ Capital Market. This could result in the lack of a market for our common stock, cause a decrease in the value of an investment in us, and adversely affect our business, financial condition and results of operations.

Our common stock is currently listed on The NASDAQ Capital Market. To maintain the listing of our common stock on The NASDAQ Capital Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and stockholders’ equity of at least $2.5 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and a total market value of listed securities of at least $35 million. As of May 11, 2017, the closing sale price per share of our common stock was $0.24, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors and 10% or more stockholders) was approximately $13.8 million and the total market value of our listed securities was approximately $13.9 million. There is no assurance that we will continue to meet the minimum closing price requirement and other listing requirements. As of March 31, 2017, we had stockholders’ equity of approximately $6.1 million.

On December 15, 2016, we received a letter from NASDAQ indicating that the closing bid price of our common stock fell below $1.00 per share for the previous 30 consecutive business days, and that we are therefore not in compliance with the minimum bid price requirement for continued inclusion on The NASDAQ Capital Market and our common stock could be subject to delisting from The NASDAQ Capital Market. If our common stock is delisted, trading of the stock will most likely take place on an over-the-counter market established for unlisted securities, such as the Pink Sheets or the OTC Bulletin Board. An investor is likely to find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors may not buy or sell our common stock due to difficulty in accessing over-the-counter markets, or due to policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules regarding “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to investors in penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher priced stock, would further limit the ability and willingness of investors to trade in our common stock. For these reasons and others, delisting from The NASDAQ Capital Market would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified executives and employees and to raise capital.

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

We currently have significant net operating losses (NOLs) that may be used to offset future taxable income. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. During 2016, 2015, 2014 and years prior, we performed analyses to determine if there were changes in ownership, as defined by Section 382 of the Internal Revenue Code that would limit our ability to utilize certain net operating loss and tax credit carry forwards. We determined we experienced an ownership change, as defined by Section 382 of the Code, in connection with certain common stock offerings in 2011, 2013, and 2015. As a result, the utilization of our federal tax net operating loss carry forwards generated prior to the ownership changes is limited. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, which would significantly limit our ability to utilize NOLs to offset future taxable income.

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

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders' Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

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

May 12, 2017	CELSION CORPORATION

Registrant

	By:	/s/ Michael H. Tardugno
Michael H. Tardugno
Chairman, President and Chief Executive Officer

	By:	/s/ Jeffrey W. Church
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

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders' Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

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