Form 10-Q
period 2017-06-30
Celsion CORP
filed 2017-08-14
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes ☐      No ☑

As of August 11, 2017, the Registrant had 8,351,322 shares of common stock, $0.01 par value per share, outstanding.

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

ii

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

	June 30, 2017 (unaudited)	December 31, 2016
ASSETS

Current assets:
Cash and cash equivalents	$3,629,038	$2,624,162
Investment securities – available for sale, at fair value	-	1,680,000
Accrued interest receivable on investment securities	-	4,008
Advances, deposits and other current assets	109,947	204,408

Subtotal current assets	3,738,985	4,512,578

Property and equipment (at cost, less accumulated depreciation and amortization of $2,740,422 and $2,513,022, respectively)	256,562	462,836

Other assets:
In-process research and development	22,766,491	22,766,491
Other intangible assets, net	909,266	1,022,924
Goodwill	1,976,101	1,976,101
Security deposit on letter of credit	-	100,000
Patent licensing fees and other assets, net	8,761	8,761

Subtotal other assets	25,660,619	25,874,277

Total assets	$29,656,166	$30,849,691

See accompanying notes to the financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

(Continued)

	June 30, 2017 (unaudited)	December 31, 2016
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable ─ trade	$3,544,583	$2,878,978
Other accrued liabilities	2,911,891	2,483,756
Notes payable - current portion	-	2,560,553
Deferred revenue – current portion	500,000	500,000
Subtotal current liabilities	6,956,474	8,423,287

Earn-out milestone liability	13,764,205	13,188,226
Deferred revenue – non-current portion	2,250,000	2,500,000
Other liabilities – non-current	36,840	12,352

Total liabilities	23,007,519	24,123,865

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred Stock - $0.01 par value (100,000 shares authorized and no shares issued or outstanding at June 30, 2017 and December 31, 2016, respectively)	-	-
Common stock - $0.01 par value (112,500,000 shares authorized; 5,914,560 and 2,230,452 shares issued at June 30, 2017 and December 31, 2016, respectively, and 5,914,226 and 2,230,118 shares outstanding at June 30, 2017 and December 31, 2016, respectively)	59,149	22,305
Additional paid-in capital	258,104,403	248,168,421
Accumulated deficit	(251,429,717)	(241,379,712)
Subtotal	6,733,835	6,811,014
Treasury stock, at cost (334 shares at June 30, 2017 and December 31, 2016)	(85,188)	(85,188)

Total stockholders’ equity	6,648,647	6,725,826

Total liabilities and stockholders’ equity	$29,656,166	$30,849,691

See accompanying notes to the financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Licensing revenue	$125,000	$125,000	$250,000	$250,000

Operating expenses:
Research and development	3,046,631	3,336,372	6,521,907	6,777,543
General and administrative	1,649,110	1,529,305	3,117,232	3,391,830
Total operating expenses	4,695,741	4,865,677	9,639,139	10,169,373

Loss from operations	(4,570,741)	(4,740,677)	(9,389,139)	(9,919,373)

Other (expense) income:
(Loss) gain from change in valuation of earn-out milestone liability	(292,228)	408,684	(575,979)	106,028
Investment income, net	1,426	4,358	3,417	13,699
Interest expense	(29,416)	(203,353)	(91,756)	(447,551)
Other income (expense)	1,090	5	3,452	(253)
Total other (expense) income, net	(319,128)	209,694	(660,866)	(328,077)

Net loss	(4,889,869)	(4,530,983)	(10,050,005)	(10,247,450)

Deemed dividend related to warrant modification	(345,685)	-	(345,685)	-

Net loss attributable to common shareholders	$(5,235,554)	$(4,530,983)	$(10,395,690)	$(10,247,450)

Net loss per common share
Basic and diluted	$(0.79)	$(2.63)	$(1.75)	$(6.04)

Weighted average shares outstanding
Basic and diluted	6,628,778	1,723,147	5,948,570	1,696,590

See accompanying notes to the financial statements.

CELSION CORPORATION

 CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Other comprehensive (loss) gain

Changes in:
Realized loss on investment securities recognized in investment income, net	─	─	─	$3,858
Unrealized gain on investment securities	─	─	─	─

Other comprehensive gain	─	─	─	3,858

Net loss	(4,889,869)	(4,530,983)	(10,050,005)	(10,247,450)

Comprehensive loss	$(4,889,869)	$(4,530,983)	$(10,050,005)	$(10,243,592)

See accompanying notes to the financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(10,050,005)	$(10,247,450)
Non-cash items included in net loss:
Depreciation and amortization	341,058	243,750
Change in fair value of earn-out milestone liability	575,979	(106,028)
Deferred revenue	(250,000)	(250,000)
Stock-based compensation costs	804,592	898,520
Shares issued out of treasury	-	41,113
Amortization of deferred finance charges and debt discount associated with notes payable	35,370	145,586
Change in deferred rent liability	24,488	(16,716)
Loss realized on sale of investment securities	-	3,858
Net changes in:
Accrued interest on short term investments	4,008	26,708
Advances, deposits and other current assets	94,461	(311,222)
Accounts payable	665,605	118,925
Accrued liabilities	428,135	458,775
Net cash (used in) operating activities:	(7,326,309)	(8,994,181)

Cash flows from investing activities:
Proceeds from sale and maturity of investment securities	1,680,000	10,799,890
Purchases of investment securities	-	(2,160,000)
Refund of security for letter of credit	100,000	-
Purchases of property and equipment	(21,126)	(42,758)
Net cash provided by investing activities	1,758,874	8,597,132

Cash flows from financing activities:
Proceeds from sale of common stock equity, net of issuance costs	4,252,948	5,430,364
Proceeds from exercise of common stock warrants, net of issuance costs	4,915,286	-
Principal payment and end of term charges on note payable	(2,595,923)	(1,990,670)
Net cash provided by financing activities	6,572,311	3,439,694

Increase in cash and cash equivalents	1,004,876	3,042,645
Cash and cash equivalents at beginning of period	2,624,162	9,265,144
Cash and cash equivalents at end of period	$3,629,038	$12,307,789

Supplemental disclosures of cash flow information:
Interest paid	$56,386	$301,996

See accompanying notes to the financial statements.

CELSION CORPORATION

 NOTES TO THE CONDENSED CONSOLIDATED

  FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Note 1.	Business Description

Celsion Corporation, a Delaware corporation based in Lawrenceville, New Jersey, its wholly-owned subsidiaries CLSN Laboratories, Inc., also a Delaware corporation, and Celsion GmbH, a limited liability company in Zug Switzerland, referred to herein as “Celsion”, “we”, or “the Company”, as the context requires, is a fully-integrated development stage oncology drug company focused on developing a portfolio of innovative cancer treatments, including directed chemotherapies, DNA-mediated immunotherapy and RNA based therapies. Our lead product candidate is ThermoDox®, a proprietary dosage form of doxorubicin based on a heat-activated liposomal platform technology, currently in a Phase III clinical trial for the treatment of non-resectable hepatocellular carcinoma (“HCC”) also known as primary liver cancer, and a Phase II clinical trial for recurrent chest wall breast cancer. Our pipeline also includes GEN-1, a DNA-based immunotherapy currently in a Phase I clinical trial for the localized treatment of ovarian cancer and pre-clinical development for brain cancer. GEN-1 is based on a platform technology for the development of treatments using novel nucleic acid-based immunotherapies and other anti-cancer DNA or RNA therapies. We are working to develop and commercialize more efficient, effective and targeted oncology therapies based on our technologies, with the goal of developing novel therapeutics that maximize efficacy while minimizing side effects common to many cancer treatments.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission (SEC) on March 24, 2017.

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

As more fully described in Note 9, the Company effected a 1-for-14 reverse stock split of its common stock on May 26, 2017 which was made effective for trading purposes as of the commencement of trading on May 30, 2017. All prior period shares of common stock have been adjusted to reflect the 1-for-14 reverse stock split.

Note 3.	Financial Condition and Going Concern

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the Food and Drug Administration (FDA). We have not generated significant revenue and have incurred significant net losses in each year since our inception. We have incurred approximately $251 million of cumulated net losses. As of June 30, 2017, we had approximately $3.6 million in cash and cash equivalents. In July 2017, we completed a $5 million registered direct equity offering of shares of common stock, or pre-funded warrants in lieu thereof, and a concurrent private placement of warrants to purchase common stock with several institutional healthcare investors. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

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

The condensed consolidated financial statements have been prepared on the going concern basis. In making this assessment, management conducted a comprehensive review of the Company’s business plan including, but not limited to:

●	the Company’s financial position for the three and six months periods ended June 30, 2017;
●	significant events and transaction the Company has entered into since December 31, 2016;
●	the Company’s capitalization structure including common stock outstanding and common stock issuable on exercise of warrants and equity awards, and other common stock issuable under equity plans; and
●	continued support of the Company’s stockholders.

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

A fundamental component of the ability to continue as a going concern is the Company’s ability to raise capital as required, as to which no assurances can be provided. To address the additional funding requirements of the Company, management has undertaken the following initiatives:

●	in February 2017, the Company raised approximately $5.0 million in gross proceeds through a public offering of its common stock and warrants to purchase common stock;

●	during the first six months of 2017, the Company raised approximately $5.1 million in gross proceeds through the exercise of warrants to purchase common stock;

●	in July 2017, the Company raised approximately $5.0 million in gross proceeds through a registered direct offering of its common stock and warrants to purchase common stock;

●	the Company’s shareholders approved an increase of its authorized shares sufficient to allow for the funding of its clinical programs at its Annual Meeting of Stockholders on May 16, 2017;

●	the Company has $7.5 million under a controlled equity offering facility;

●	it assessed its current expenditures and has reduced the current spending requirements where necessary;

●	it will pursue additional capital funding in the public and private markets through equity sales and/or debt facilities;

●	it will pursue possible partnerships and collaborations; and

●	it will pursue potential out licensing for its drug candidates.

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

In August 2016, the FASB issued Accounting Standard Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update clarifies how certain cash receipts and payments should be presented in the statement of cash flows and is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company does not believe that this guidance will have an impact on the consolidated financial statements and related disclosures.

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

Basic loss per share is calculated based upon the net loss available to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted loss per share is calculated after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of preferred stock, options and warrants and their equivalents are computed using the treasury stock method.

The total number of shares of common stock issuable upon exercise of warrants and equity awards was 1,284,154 shares for the three and six month periods ended June 30, 2017. For the three and six month periods ended June 30, 2017, diluted loss per common share was the same as basic loss per common share as all options and all warrants that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted earnings attributable to common shareholders per common share as their effect would have been anti-dilutive.

For the three and six month periods ended June 30, 2016, the total number of shares of common stock issuable upon exercise of warrants and equity awards was 1,395,290 shares. The Pre-funded Series B Warrants (as more fully described in Note 9 of these financial statements) convertible into shares of the Company’s common stock totaling 150,000 shares was considered issued in calculating basic loss per share. For the three and six month periods ended June 30, 2016, diluted loss per common share was the same as basic loss per common share as the other 1,245,290 warrants and equity awards that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive.

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

Cash and cash equivalents, other current assets, accounts payable and other accrued liabilities are reflected in the balance sheet at their estimated fair values primarily due to their short-term nature. There were no transfers of assets of liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the six months ended June 30, 2017 except for the change in the earn-out milestone liability included in earnings (Note 11).

Assets and liabilities measured at fair value are summarized below:

	Total Fair Value on the Balance Sheet	Quoted Prices In Active Markets For Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Recurring items as of December 31, 2016 Investment securities, available for sale	$1,680,000		$1,680,000	$	─	$	─

Liabilities:
Recurring items as of June 30, 2017 Earn-out milestone liability (Note 11)	$13,764,205	$	─	$	─		$13,764,205

Recurring items as of December 31, 2016 Earn-out milestone liability (Note 11)	$13,188,226						$13,188,226

Note 7.	Accrued Liabilities

Other accrued liabilities at June 30, 2017 and December 31, 2016 include the following:

	June 30, 2017	December 31, 2016
Amounts due to contract research organizations and other contractual agreements	$804,762	$1,115,193
Accrued payroll and related benefits	1,841,208	1,066,751
Accrued professional fees	245,900	259,550
Accrued interest on notes payable	–	22,241
Other	20,021	20,021
Total	$2,911,891	$2,483,756

Note 8.	Note Payable

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

The obligations under the Hercules Credit Agreement were in the form of secured indebtedness bearing interest at a calculated prime-based variable rate (11.25% per annum since inception through December 17, 2015 and 11.50% since). Payments under the loan agreement were interest only for the first twelve months after loan closing, followed by a 30-month amortization period of principal and interest through the scheduled maturity date of June 1, 2017. In connection with the Hercules Credit Agreement, the Company incurred cash expenses of $122,378. Also in connection with the Hercules Credit Facility, the Company paid loan origination fees of $230,000. Collectively, these deferred fees have been classified as a direct deduction from the debt liability consistent with the presentation of a debt discount and are being amortized as interest expense using the effective interest method over the life of the loan.

As a fee in connection with the Hercules Credit Agreement, the Company issued Hercules a warrant for a total of 6,963 shares of the Company’s common stock (the Hercules Warrant) at a per share exercise price of $50.26, exercisable for cash or by net exercise from November 25, 2013. Upon the closing of the second tranche on June 10, 2014, this warrant became exercisable for an additional 6,963 shares of the Company’s common stock. The Hercules Warrant will expire November 25, 2018. Hercules has certain rights to register the common stock underlying the Hercules Warrant pursuant to a Registration Rights Agreement with the Company dated November 25, 2013. The registration rights expire on the date when such stock may be sold under Rule 144 without restriction or upon the first year anniversary of the registration statement for such stock, whichever is earlier. The common stock issuable pursuant to the Hercules Warrant was filed pursuant to Rule 415 under the Securities Act of 1933 on the Prospectus for Registration Statement No. 333-193936 and was declared effective on September 30, 2014. The Company valued the Hercules Warrants issued using the Black-Scholes option pricing model and recorded a total of $476,261 as a direct deductions from the debt liability consistent with the presentation of a debt discount and are being amortized as interest expense using the effective interest method over the life of the loan.  Also in connection with each of the $5.0 million tranches, the Company is required to pay an end of term charge equal to 3.5% of each original loan amount at time of maturity. Therefore, these amounts totaling $350,000 were amortized as interest expense using the effective interest method over the life of the loan.

The loan balance and end of term charges on the Hercules Credit Agreement was paid in full in June 2017.

For the three month periods ended June 30, 2017 and 2016, the Company incurred $11,731 and $136,438 in interest expense, respectively, and amortized $17,685 and $66,915, respectively as interest expense for deferred fees, debt discount and end of term charges in connection with the Hercules Credit Agreement. For the six month periods ended June 30, 2017 and 2016, the Company incurred $56,386 and $301,996 in interest expense, respectively, and amortized $35,370 and $145,586, respectively as interest expense for deferred fees, debt discount and end of term charges in connection with the Hercules Credit Agreement.

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

Note 9.	Stockholders’ Equity

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

At the 2016 Annual Meeting of Stockholders of the Company in June 2016, the Company’s stockholders of the Company approved an increase in the number of the authorized shares of the Company’s common stock from 75,000,000 shares to 112,500,000 shares. The number of the authorized shares of preferred stock remained at 100,000 shares. The aggregate number of shares of all classes of stock that the Company may issue, after giving effect to such amendment as approved by the stockholders, is 112,600,000 shares.

Reverse Stock Split

On May 26, 2017, the Company effected a 14-for-1 reverse stock split of its common stock which was made effective for trading purposes as of the commencement of trading on May 30, 2017. As of that date, each 14 shares of issued and outstanding common stock and equivalents was consolidated into one shares of common stock. In addition, at the market open on May 30, 2017, the Company’s common stock started trading under a new CUSIP number 15117N503 although the Company’s ticker symbol, CLSN, remained unchanged.

The reverse stock split was previously approved by the Company’s stockholders at the 2017 Annual Meeting held on May 16, 2017, and the Company subsequently filed a Certificate of Amendment to its Certificate of Incorporation to effect the stock consolidation. The primary reasons for the reverse stock split and the amendment are:

●	To increase the market price of the Company’s common stock making it more attractive to a broader range of institutional and other investors, and
●

To provide the Company with additional capital resources and flexibility sufficient to execute its business plans including the establishment of strategic relationships with other companies and to ensure its ability to raise additional capital as necessary.

Immediately prior to the reverse stock split, the Company had 56,982,418 shares of common stock outstanding which consolidated into 4,070,172 shares of the Company’s common stock. No fractional shares were issued in connection with the reverse stock split. Holders of fractional shares have been paid out in cash for the fractional portion with the Company’s overall exposure for such payouts consisting of a nominal amount. The number of outstanding options and warrants were adjusted accordingly, with outstanding options being reduced from approximately 2.4 million to approximately 0.2 million and outstanding warrants being reduced from approximately 33.5 million to approximately 2.4 million.

February 14, 2017 Public Offering

On February 14, 2017, the Company entered into a securities purchase agreement whereby it sold, in a public offering (the February 14, 2017 Public Offering), an aggregate of 1,384,704 shares of common stock of the Company at an offering price of $3.22 per share. In addition, the Company sold Series AA Warrants (the Series AA Warrants) to purchase up to 1,177,790 shares of common stock and Pre-Funded Series BB Warrants (the Pre-Funded Series BB Warrants) to purchase up to 185,713 shares of common stock. The Series AA Warrants have an exercise price of $3.22 per share, have a five year life and are immediately exercisable. The Pre-Funded Series BB Warrants were offered at $3.08 per share, are immediately exercisable for $0.01 per share of common stock, do not have an expiration date and were issued in lieu of shares of common stock to the extent that the purchase of common stock would cause the beneficial ownership of the purchaser of such shares, together with its affiliates and certain related parties, to exceed 9.99% of our common stock. The Company received approximately $5.0 million in gross proceeds before the deduction of the placement agent fees and offering expenses (excluding any proceeds from the exercise of the warrants) in the February 14, 2017 Public Offering.

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

During the first half of 2017, all 185,713 of the Series BB Pre-Funded warrants were exercised in full. During the first half of 2017, we received approximately $2.1 million from the exercise of Series AA Warrants to purchase 636,713 shares of common stock.

December 2016 Common Stock Offering

On December 20, 2016, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company sold and issued on December 23, 2016, in a registered direct offering, an aggregate of 367,346 shares of the Company’s common stock at an offering price of $4.90 per share for gross proceeds of approximately $1.8 million before the deduction of the placement agent fee and offering expenses (the “December 2016 Offering”). In a concurrent private placement (the “Private Placement Transaction”), the Company agreed to issue to the investors certain warrants at an exercise price of $6.44 per share (the December 2016 Warrants). The December 2016 Warrants are exercisable to purchase common stock for an aggregate of 367,343 shares of common stock. The warrants are initially exercisable six months following issuance and terminate five and one-half years following the date of issuance. The December 2016 Warrants may be exercised from time to time beginning on June 20, 2017 and expire on June 20, 2022. On April 5, 2017, the Company filed a registration statement on Form S-1 for the resale of any share of common stock issued upon exercise of the December 2016 Warrants on Form S-1 (File No. 333-217156) which was declared effective by the SEC on April 19, 2017.

The private placement of the December 2016 Warrants was structured to comply with the requirements of Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder.

June 2016 Common Stock Offering

On June 13, 2016, the Company entered into a securities purchase agreement with investors, pursuant to which the Company issued and sold, in a registered direct offering, an aggregate of 165,126 shares of common stock, par value $0.01 per share, of the Company at an offering price of $19.04 per share for gross proceeds of approximately $6.0 million before the deduction of the placement agent fee and offering expenses. In a concurrent private placement, the Company issued to the investor Series A warrants (the “June 2016 Series A Warrants”), each to purchase 0.5 share of the Company’s common stock, Series C warrants (the “June 2016 Series C Warrants”), each to purchase one share of the Company’s common stock, and Series D warrants (the “June 2016 Series D Warrants”), each to purchase 0.5 share of the Company’s common stock (collectively, the “June 2016 Warrants”). The June 2016 Series A Warrants are initially exercisable six months following issuance and terminate five and one-half years following issuance. The June 2016 Series C Warrants are initially exercisable six months following issuance and terminate one year following issuance. The June 2016 Series D Warrants only become exercisable ratably upon the exercise of the June 2016 Series C Warrants, are initially exercisable six months following issuance, and terminate five and one-half years following issuance. The June 2016 Warrants have an exercise price of $19.60 per share and are exercisable to purchase an aggregate of 630,252 shares of Common Stock. On October 31, 2016, the Company filed a registration statement on Form S-1 for the resale of any share of common stock issued upon exercise of the warrants on Form S-1 (File No. 333-212353) which was declared effective by the SEC on November 16, 2016.

The private placement of the June 2016 Warrants was structured to comply with the requirements of Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder.

Reduced Exercise Price of Warrants

On February 22, 2013, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company agreed, among other things, to issue warrants (the “2013 Warrants”) to purchase up to 95,811 shares of our common stock at an exercise price of $74.34 per share to such investors in a registered direct offering. On January 15, 2014, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company agreed, among other things, to issue warrants (the “2014 Warrants”) to purchase up to 64,348 shares of our common stock at an exercise price of $57.40 per share to such investors in a registered direct offering. On June 9, 2017, the Company entered into warrant exercise agreements (the “Exercise Agreements”) with certain holders of the 2013 Warrants, the 2014 Warrants and the June 2016 Warrants (the “Exercising Holders”), which Exercising Holders own, in the aggregate, warrants exercisable for 790,411 shares of our common stock. Pursuant to the Exercise Agreements, the Exercising Holders and the Company agreed that the Exercising Holders would exercise their 2013 Warrants, the 2014 Warrants and the June 2016 Warrants with respect to 790,411 shares of our common stock underlying such warrants for a reduced exercise price equal to $2.70 per share. The Company received aggregate gross proceeds of approximately $2.1 million from the exercise of the 2013 Warrants, the 2014 Warrants and the June 2016 Warrants by the Exercising Holders.

The reduced exercise price of the 2013 Warrants, the 2014 Warrants and the June 2016 Series C Warrants increased the fair value of the warrants by approximately $0.2 million. This increase in fair value is recorded as a deemed dividend in additional paid in capital due to the retained deficit increased the net loss available to common shareholders on the consolidate statement of operations.

On May 27, 2015 entered into a securities purchase agreement with certain investors pursuant to which the Company agreed, among other things, to issue warrants (the “2015 Warrants”) to purchase up to 139,284 shares of the Company’s common stock at an exercise price of $36.40 per share, to such investors in a registered direct offering. Between June 22, 2017 through June 26, 2017, the Company and holders of the 2015 Warrants and the December 2016 Warrants (the Exercising Investors) entered into agreements whereby the Company agreed that the Exercising investors would exercise their 2015 Warrants and the June 2016 Warrants with respect to 506,630 shares of our common stock underlying such warrants for a reduced exercise price equal to $1.65 per share. The Company received aggregate gross proceeds of approximately $0.8 million from the exercise of the 2015 Warrants and the June 2016 Warrants by the Exercising Investors.

The reduced exercise price of the 2015 Warrants increased the fair value of the warrants by approximately $0.1 million. This increase in fair value is recorded as a deemed dividend in additional paid in capital due to the retained deficit increased the net loss available to common shareholders on the consolidate statement of operations.

Controlled Equity Offering

On February 1, 2013, the Company entered into a Controlled Equity Offering SM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which Celsion may offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (the “ATM Shares”) pursuant to the Company’s previously filed and effective Registration Statement on Form S-3. Under the ATM Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the our common stock or to or through a market maker.  From February 1, 2013 through June 30, 2017, the Company sold and issued an aggregate of 1,479,535 shares of common stock under the ATM Agreement, receiving approximately $7.6 million in gross proceeds.

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

The Celsion Corporation 2007 Stock Incentive Plan (the 2007 Plan), as adopted and amended, permits the granting of 688,531shares of stock as equity awards in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, and performance awards, or in any combination of the foregoing.

In 2007, the Company adopted the Celsion Corporation 2007 Stock Incentive Plan (the 2007 Plan) under which 15,873 shares were authorized for issuance. The purpose of the 2007 Plan is to promote the long-term growth and profitability of the Company by providing incentives to improve stockholder value and enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility.  The 2007 Plan permits the granting of equity awards in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, and performance awards, or in any combination of the foregoing.  At the Annual Meetings of Stockholders of Celsion held on June 25, 2010, June 7, 2012, June 20, 2014, and May 16, 2017 the stockholders approved amendments to the Plan.  The only material difference between the original Plan and the amended Plan was the number of shares of common stock available for issuance under the amended Plan which was increased by 15,873 to a total of 31,746 shares in 2010, by 35,714 to a total of 67,460 shares in 2012, by 178,571 to a total of 246,031 shares in 2014 and by 442,500 to a total of 688,531 shares in 2017.

Prior to the adoption of the 2007 Plan, the Company adopted two stock plans for directors, officers and employees (one in 2001 and another in 2004) under which 21,164 shares collectively were reserved for future issuance under both of these plans.  As these plans have been superseded by the 2007 Plan, any options previously granted which expire, forfeit, or cancel under these plans will be rolled into the 2007 Plan.

A summary of the Company’s stock option and restricted stock awards for the six months ended June 30, 2017 is as follows:

	Stock Options		Restricted Stock Awards		Weighted Average
Equity Awards	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Contractual Terms of Equity Awards (in years)

Equity awards outstanding at December 31, 2016	210,023	$59.77	4,785	$37.42

Equity awards granted	513,464	$2.69	–	–

Equity awards forfeited, cancelled or expired	(42,545)	$157.97	(1,428)	$26.18

Equity awards outstanding at June 30, 2017	680,942	$10.59	3,357	$42.20	9.38

Aggregate intrinsic value of outstanding awards at June 30,2017	$–		$6,882

Equity awards exercisable at June 30, 2017	405,075	$14.97			9.10

Aggregate intrinsic value of awards exercisable at June 30, 2017	$–

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

The Company used the following assumptions for determining the fair value of options granted during the six month periods of 2017 and 2016 under the Black-Scholes option pricing model:

	Six Months Ended June 30,
	2017		2016
Risk-free interest rate	2.21%		1.87%
Expected volatility	90.4%		89.1%
Expected life (in years)	10.00		10.00
Expected forfeiture rate	─	%	10%
Expected dividend yield	─	%	─ %

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. The risk free interest rate is derived from values assigned to U.S. Treasury bonds with terms that approximate the expected option lives in effect at the time of grant. The model incorporates exercise, pre-vesting and post-vesting forfeiture assumptions based on analysis of historical data. The expiration of each option granted in fiscal 2017 and 2016 was used as the expected life.

Total compensation cost related to employee stock options and restricted stock awards totaled $676,918 and $283,186 for the three months ended June 30, 2017 and 2016, respectively.  Total compensation cost related to employee stock options and restricted stock awards totaled $804,592 and $898,520 for the six months ended June 30, 2017 and 2016, respectively.  No compensation cost related to share-based payments arrangements was capitalized as part of the cost of any asset as of June 30, 2017 and 2016.

As of June 30, 2017, there was $0.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.4 years. The weighted average grant-date fair value was $2.32 and $15.93 per share for the options granted during the six months ended June 30, 2017 and 2016, respectively.  The weighted average grant-date fair value was $18.62 for the restricted stock awards granted during six months ended June 30, 2016.

Collectively, for all of the Company’s stock option plans there were a total of 24,951 equity awards available for future issuance as of June 30, 2017.

Note 11.	Earn-out Milestone Liability

The total aggregate purchase price for the EGEN Acquisition included potential future Earn-out Payments contingent upon achievement of certain milestones. The difference between the aggregate $30.4 million in future Earn-out Payments and the $13.9 million included in the fair value of the acquisition consideration at June 20, 2014 was based on the Company's risk-adjusted assessment of each milestone (10% to 67%) and utilizing a discount rate based on the estimated time to achieve the milestone (1.5 to 2.5 years). The earn-out milestone liability will be fair valued at the end of each quarter and any change in their value will be recognized in the condensed consolidated financial statements.

As of June 30, 2017, March 31, 2017 and December 31, 2016, the Company fair valued these milestones at $13.8 million, $13.5 million and $13.2 million, respectively, and recognized a non-cash charge of $292,228 and $575,979 during the three and six months ended June 30, 2017 as a result of the change in the fair value of these milestones from the beginning of each period respectively.

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

The following is a summary of the changes in the earn-out milestone liability for 2017:

Balance at January 1, 2017	$13,188,226
Non-cash charge from the adjustment for the change in fair value included in net loss	575,979
Balance at June 30, 2017	$13,764,205

The following is a schedule of the Company’s risk-adjustment assessment of each milestone:

Date	Risk-adjustment Assessment of each Milestone			Discount Rate	Estimated Time to Achieve (years)

June 30, 2017	50%	to	80%	9%	1.50	to	2.00
March 31, 2017	50%	to	80%	9%	1.75	to	2.25
December 31, 2016	50%	to	80%	9%	2.00	to	2.50

June 30, 2016	10%	to	75%	9%	0.50	to	2.00
March 31, 2016	10%	to	75%	9%	0.25	to	2.25
December 31, 2015	10%	to	75%	9%	0.50	to	2.50

Note 12.	Warrants

Common Stock Warrants

Following is a summary of all warrant activity for the six months ended June 30, 2017:

Warrants	Number of Warrants Issued		Weighted Average Exercise Price

Warrants outstanding at December 31, 2016		1,487,958	$9.39
Warrants issued during the six months ended June 30, 2017 (see Note 9)		1,363,503	2.80
Warrants exercised during the six months ended June 30, 2017 (see Note 9)		(2,251,606)	2.25

Warrants outstanding at June 30, 2017		599,855	$21.22

Aggregate intrinsic value of outstanding warrants at June 30, 2017	$	─

Weighted average remaining contractual terms at June 30, 2017 (in years)		4.26

Note 13.	Contingent Liabilities and Commitments

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

In connection with the EGEN Asset Purchase agreement in June 2014, the Company assumed the existing lease with another landlord for an 11,500 square foot premises located in Huntsville Alabama. This lease has a remaining term of seven months with rent payments of approximately $23,200 per month.

Note 14.	Technology Development and Licensing Agreements

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

Note 15.	Subsequent Events

On July 6, 2017, the Company entered into a securities purchase agreement with several investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering, an aggregate of 2,050,000 shares of common stock of the Company at an offering price of $2.07 per share for gross proceeds of $4,243,500 before the deduction of the placement agent fee and offering expenses. In addition, the Company sold Pre-Funded Series CCC Warrants to purchase 385,000 shares of common stock (and the shares of common stock issuable upon exercise of the Pre-Funded Series CCC Warrants), in lieu of shares of common stock to the extent that the purchase of common stock would cause the beneficial ownership of the Purchaser, together with its affiliates and certain related parties, to exceed 9.99% of our common stock. The Pre-Funded Series CCC Warrants were sold at an offering price of $2.06 per share for gross proceeds of $793,100, are immediately exercisable for $0.01 per share of common stock and do not have an expiration date. In a concurrent private placement, the Company agreed to issue to each investor, for each share of common stock and pre-funded warrant purchased in the offering, a Series AAA Warrant and Series BBB Warrant, each to purchase one share of common stock. The Series AAA Warrants are initially exercisable six months following issuance, and terminate five and one-half years following issuance. The Series AAA Warrants have an exercise price of $2.07 per share and are exercisable to purchase an aggregate of 2,435,000 shares of common stock. The Series BBB Warrants are immediately exercisable following issuance, and terminate twelve months following issuance. The Series BBB Warrants have an exercise price of $4.75 per share and are exercisable to purchase an aggregate of 2,435,000 shares of common stock. Subject to limited exceptions, a holder of a Series AAA and Series BBB Warrant will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise

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

Strategic and Clinical Overview

Celsion is a fully-integrated development stage oncology drug company focused on advancing a portfolio of innovative cancer treatments, including directed chemotherapies, DNA-mediated immunotherapy and RNA based therapies. Our lead product candidate is ThermoDox®, a proprietary heat-activated liposomal encapsulation of doxorubicin, currently in a Phase III clinical trial for the treatment of primary liver cancer (the OPTIMA Study) and a Phase II clinical trial for the treatment of recurrent chest wall breast cancer (the DIGNITY Study). Second in our pipeline is GEN-1, a DNA-mediated immunotherapy for the localized treatment of ovarian and brain cancers. We have two platform technologies providing the basis for the future development of a range of therapeutics for difficult-to-treat forms of cancer including: Lysolipid Thermally Sensitive Liposomes, a heat sensitive liposomal based dosage form that targets disease with known therapeutics in the presence of mild heat and TheraPlas, a novel nucleic acid-based treatment for local transfection of therapeutic plasmids. With these technologies we are working to develop and commercialize more efficient, effective and targeted oncology therapies that maximize efficacy while minimizing side-effects common to cancer treatments.

ThermoDox®

ThermoDox ® is being evaluated in a Phase III clinical trial for primary liver cancer, which we call the OPTIMA Study, which was initiated in 2014 and a Phase II clinical trial for recurrent chest wall breast cancer, the DIGNITY Study. ThermoDox® is a liposomal encapsulation of doxorubicin, an approved and frequently used oncology drug for the treatment of a wide range of cancers.  Localized heat at hyperthermia temperatures (greater than 40° Celsius) releases the encapsulated doxorubicin from the liposome enabling high concentrations of doxorubicin to be deposited preferentially in and around the targeted tumor.

The OPTIMA Study. The OPTIMA Study represents an evaluation of ThermoDox® in combination with a first line therapy, radio frequency ablation (RFA), for newly diagnosed, intermediate stage HCC patients. HCC incidence globally is approximately 850,000 new cases per year and is the third largest cancer indication globally. Approximately 30% of newly diagnosed patients can be addressed with RFA alone.

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

We initiated the OPTIMA Study in the first half of 2014. The OPTIMA Study was designed with extensive input from globally recognized hepatocellular carcinoma (“HCC”) researchers and expert clinicians and after receiving formal written consultation from the FDA. The OPTIMA Study is expected to enroll up to 550 patients globally at up to 70 sites in the United States, Canada, Europe Union, China and other countries in the Asia-Pacific region, and will evaluate ThermoDox® in combination with standardized RFA, which will require a minimum of 45 minutes across all investigators and clinical sites for treating lesions three to seven centimeters, versus standardized RFA alone. The primary endpoint for this clinical trial is overall survival (“OS”), and the secondary endpoints are progression free survival and safety. The statistical plan calls for two interim efficacy analyses by an independent Data Monitoring Committee (DMC).

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

On August 7, 2017, the Company announced that the independent Data Monitoring Committee (DMC) for the Company's OPTIMA Study completed a regularly scheduled review of the first 50% of patients enrolled in the trial and has unanimously recommended that the OPTIMA Study continue according to protocol to its final data readout. The DMC reviewed study data at regular intervals, with the primary responsibilities of ensuring the safety of all patients enrolled in the study, the quality of the data collected, and the continued scientific validity of the study design. As part of its review of the first 275 patients, the DMC monitored a quality matrix relating to the total clinical data set, confirming the timely collection of data, that all data are current as well as other data collection and quality criteria.

The Company hosted an Investigators Meeting with physicians in South East Asia and key opinion leaders on July 22-23, 2017 in Bangkok, Thailand. A second Investigators Meeting is being planned for October 2017 with physicians in China. The Company has initiated approximately 70 clinical sites in 14 countries with plans to activate up to 8 additional clinical trial sites in China or Vietnam by the end of 2017. In addition, the Company announced that patient enrollment in the 550 patient Phase III global study has reached over 60%. Based on current enrollment rates, the Company expects to complete enrollment of the study by mid-2018.

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

While this information should be viewed with caution since it is based on a retrospective analysis of a subgroup, we also conducted additional analyses that further strengthen the evidence for the HEAT Study sub-group. We commissioned an independent computational model at the University of South Carolina Medical School. The results indicate that longer RFA heating times correlate with significant increases in doxorubicin concentration around the RFA treated tissue. In addition, we conducted a prospective preclinical study in 22 pigs using two different manufacturers of RFA and human equivalent doses of ThermoDox® that clearly support the relationship between increased heating duration and doxorubicin concentrations.

On November 29, 2016, the Company announced the results of an independent analysis conducted by the National Institutes of Health (the “NIH”) from the HEAT Study which reaffirmed the correlation between increased RFA burn time per tumor volume and improvements in overall survival. The NIH analysis, which sought to evaluate the correlation between RFA burn time per tumor volume (min/ml) and clinical outcome, concluded that increased burn time per tumor volume significantly improved overall survival in patients treated with RFA plus ThermoDox® compared to patients treated with RFA alone. For all patients with single lesions treated with RFA plus ThermoDox®:

●	One unit increase in RFA duration per tumor volume improved overall survival by 20% (p=0.017; n=227);

●	More significant differences in subgroup of patients with RFA burn times per tumor volume greater than 2.5 minutes per ml;

●	Cox multiple covariate analysis showed overall survival to be significant (p=0.038; Hazard Ratio = 0.85); and

●	Burn time per tumor volume did not have a significant effect on overall survival in single lesion patients treated with RFA only.

The HEAT Study. On January 31, 2013, the Company announced that the HEAT Study, ThermoDox® in combination with RFA, did not meet the primary endpoint, PFS, of a Phase III clinical trial enrolling 701 patients with primary liver cancer. This determination was made after conferring with the HEAT Study independent DMC, that the HEAT Study did not meet the goal of demonstrating a clinically meaningful improvement in progression free survival. In the trial, ThermoDox® was well-tolerated with no unexpected serious adverse events. Following the announcement of the HEAT Study results, we continued to follow patients for OS, the secondary endpoint of the HEAT Study. We have conducted a comprehensive analysis of the data from the HEAT Study to assess the future strategic value and development strategy for ThermoDox®.

The DIGNITY Study. On December 14, 2015, we announced final data from our ongoing DIGNITY study, which is an open-label, dose-escalating Phase II trial of ThermoDox® in patients with recurrent chest wall (“RCW”) breast cancer. The DIGNITY Study was designed to establish a safe therapeutic dose in Phase I, and to demonstrate local control in Phase II, including complete and partial responses, and stable disease as its primary endpoint. The DIGNITY Study was also designed to evaluate kinetics in ThermoDox® produced from more than one manufacturing site. Of the 29 patients enrolled and treated, 21 patients were eligible for evaluation of efficacy. Approximately 62% of evaluable patients experienced a local response, including six complete responses and seven partial responses.

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

The total purchase price for the asset acquisition is up to $44.4 million, including potential future earnout payments of up to $30.4 million contingent upon achievement of certain earnout milestones set forth in the Asset Purchase Agreement. At the closing, we paid approximately $3.0 million in cash after the expense adjustment and issued 193,728 shares of our common stock to EGEN. The shares of common stock were issued in a private transaction exempt from registration under the Securities Act, pursuant to Section 4(2) thereof. In addition, the Company held back 47,862 shares of common stock issuable to EGEN pending satisfactory resolution of any post-closing adjustments of expenses and EGEN’s indemnification obligations under the EGEN Purchase Agreement (Holdback Shares). These shares were issued on June 16, 2017.

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

GEN-1

GEN-1 is a DNA-based immunotherapeutic product for the localized treatment of ovarian and brain cancers by intraperitoneally administering an Interleukin-12 (“IL-12”) plasmid formulated with our proprietary TheraPlas delivery system. In this DNA-based approach, the immunotherapy is combined with a standard chemotherapy drug, which can potentially achieve better clinical outcomes than with chemotherapy alone. We believe that increases in IL-12 concentrations at tumor sites for several days after a single administration could create a potent immune environment against tumor activity and that a direct killing of the tumor with concomitant use of cytotoxic chemotherapy could result in a more robust and durable antitumor response than chemotherapy alone.  We believe the rationale for local therapy with GEN-1 are based on the following:

●	Loco-regional production of the potent cytokine IL-12 avoids toxicities and poor pharmacokinetics associated with systemic delivery of recombinant IL-12

●	Persistent local delivery of IL-12 lasts up to one week and dosing can be repeated

●	Ideal for long-term maintenance therapy

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

We have initiated the OVATION Study at four clinical sites at the University of Alabama at Birmingham, Oklahoma University Medical Center, Washington University in St. Louis and the Medical College of Wisconsin During 2016 and 2017, we announced data from the first fourteen patients who completed treatment in the OVATION Study.  The results are summarized below:

●

Of the fourteen patients treated to date in the entire study, two (2) patients demonstrated a complete response, ten (10) patients demonstrated a partial response and two (2) patients demonstrated stable disease, as measured by RECIST criteria. This translates to a 100% disease control rate (“DCR”) and an 86% objective response rate (“ORR”).  Of the five patients treated in the highest dose cohort, there was a 100% objective response rate with one (1) complete response and four (4) partial responses.

●

Fourteen patients had successful resections of their tumors, with nine (9) patients (64%) having an R0 resection, which indicates a microscopically margin-negative resection in which no gross or microscopic tumor remains in the tumor bed.  Of the five patients treated at the highest dose cohort, all five patients (100%) experienced a R0 surgical resection.

●

One patient demonstrated a pathological complete response (pCR). pCRs are typically seen in less than 7% of patients receiving neoadjuvant chemotherapy followed by surgical resection, and have been associated with a median OS of 72 months, which is more than three years longer than those who do not experience a pCR.

●

All patients experienced a clinically significant decrease in their CA-125 protein levels as of their most recent study visit. CA-125 is used to monitor certain cancers during and after treatment. CA-125 is present in greater concentrations in ovarian cancer cells than in other cells.

Celsion also reported supportive translational research data from the first two patient cohorts who have completed treatment in the OVATION Study.  Celsion believes that this translational data demonstrates that GEN-1 is potentially producing beneficial cytokines and potentially impacting T-cells in the tumor.

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

On August 8, 2016, we signed a Technology Transfer, Manufacturing and Commercial Supply Agreement (the “GEN-1 Agreement”) with Zhejiang Hisun Pharmaceutical Co. Ltd. (Hisun) to pursue an expanded partnership for the technology transfer relating to the clinical and commercial manufacture and supply of GEN-1, Celsion’s proprietary gene mediated, IL-12 immunotherapy, for the greater China territory, with the option to expand into other countries in the rest of the world after all necessary regulatory approvals are obtained. The GEN-1 Agreement will help to support supply for both ongoing and planned clinical studies in the United States, and for potential future studies of GEN-1 in China. GEN-1 is currently being evaluated by Celsion in first line ovarian cancer patients.

In June 2012, Celsion and Hisun signed a long-term commercial supply agreement for the production of ThermoDox®. Hisun is one the largest manufacturers of chemotherapy agents globally, including doxorubicin. In July 2013, the ThermoDox® collaboration was expanded to focus on next generation liposomal formulation development with the goal of creating safer, more efficacious versions of marketed cancer chemotherapeutics. During 2015, Hisun successfully completed the manufacture of three registration batches for ThermoDox® and has obtained regulatory approvals to supply ThermoDox® to participating clinical trial sites in all of the countries of South East Asia, Europe and North America, as well as to the European Union countries allowing for early access to ThermoDox®. The future manufacturing of clinical and commercial supplies by Hisun will result in a cost structure allowing Celsion to profitably access all global markets, including third world countries, and help accelerate the Company’s product development program in China for ThermoDox® in primary liver cancer and other approved indications.

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

As of June 30, 2017, we have $3.6 million in cash and cash equivalents. In July 2017, the Company completed a $5 million registered direct equity offering of shares of common stock, or pre-funded warrants in lieu thereof, and a concurrent private placement of warrants to purchase common stock with several institutional healthcare investors. Given our development plans, we anticipate cash resources will be sufficient to fund our operations through 2017 and the Company has no committed sources of additional capital. The Company has a Controlled Equity Offering SM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co. As a result of the risks and uncertainties discussed in our 2016 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, among others, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete any of our research and development activities, preclinical studies or clinical trials in a timely manner or our failure to enter into collaborative agreements when appropriate could significantly increase our capital requirements and could adversely impact our liquidity. While our estimated future capital requirements are uncertain and could increase or decrease as a result of many factors, including the extent to which we choose to advance our research, development activities, preclinical studies and clinical trials, or if we are in a position to pursue manufacturing or commercialization activities, we will need significant additional capital to develop our product candidates through development and clinical trials, obtain regulatory approvals and manufacture and commercialize approved products, if any. We do not know whether we will be able to access additional capital when needed or on terms favorable to us or our stockholders. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.  Based on the above, management has determined there is substantial doubt regarding our ability to continue as a going concern. As a result, our independent registered accounting firm has expressed substantial doubt about our ability to continue as a going concern in their report dated March 24, 2017 included in our 2016 Annual Report on Form 10-K.

Reverse Stock Split

On May 26, 2017, the Company effected a reverse stock split of our common stock at an exchange ratio of 14-to-1 (the “Reverse Stock Split”) and set the number of authorized shares of common stock outstanding immediately after the split at 112.5 million shares. As a result of the Reverse Stock Split, every fourteen shares of common stock outstanding immediately prior to the effectiveness of the Reverse Stock Split were combined and converted into one share of common stock immediately thereafter without any change in the per share par value. The Company’s common stock started to trade on the post-split basis at the commencement of trading on May 30, 2017 under a new CUSIP number 15117N503 with the same ticker symbol, CLSN. Unless otherwise expressly stated, the share and per share data in this section and elsewhere in this Quarterly Report on Form 10-Q have been adjusted to reflect the Reverse Stock Split.

Financing Overview

Equity and Debt Financings

During 2016 and thus far in 2017, the Company issued a total of 6.6 million shares of common stock in the following equity transactions for an aggregate $22.1 million in gross proceeds.

●

On February 14, 2017, the Company entered into a securities purchase agreement whereby it sold, in a public offering (the February 14, 2017 Public Offering), an aggregate of 1,384,705 shares of common stock of the Company at an offering price of $3.22 per share. In addition, the Company sold Series AA Warrants (the Series AA Warrants) to purchase up to 1,177,814 shares of common stock and Pre-Funded Series BB Warrants (the Pre-Funded Series BB Warrants) to purchase up to 185,713 shares of common stock. The Series AA Warrants have an exercise price of $3.22 per share, have a five year life and are immediately exercisable. The Pre-Funded Series BB Warrants were offered at $3.08 per share, are immediately exercisable for $0.14 per share of common stock, do not have an expiration date and were issued in lieu of shares of common stock to the extent that the purchase of common stock would cause the beneficial ownership of the purchaser of such shares, together with its affiliates and certain related parties, to exceed 9.99% of our common stock. The Company received approximately $5.0 million in gross proceeds before the deduction of the placement agent fees and offering expenses (excluding any proceeds from the exercise of the warrants) in the February 14, 2017 Public Offering. During the first quarter of 2017, all 185,713 of the Series BB Pre-Funded warrants were exercised in full.

●	The Company received gross proceeds of $5.1 million from the exercise of warrants to purchase 2,251,606 shares of common stock during the first half of 2017.

●

On July 6, 2017, the Company entered into a securities purchase agreement with several investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering, an aggregate of 2,050,000 shares of common stock of the Company at an offering price of $2.07 per share for gross proceeds of $4,243,500 before the deduction of the placement agent fee and offering expenses. In addition, the Company sold Pre-Funded Series CCC Warrants to purchase 385,000 shares of common stock (and the shares of common stock issuable upon exercise of the Pre-Funded Series CCC Warrants), in lieu of shares of common stock to the extent that the purchase of common stock would cause the beneficial ownership of the Purchaser, together with its affiliates and certain related parties, to exceed 9.99% of our common stock. The Pre-Funded Series CCC Warrants were sold at an offering price of $2.06 per share for gross proceeds of $793,100, are immediately exercisable for $0.01 per share of common stock and do not have an expiration date. As of August 11, 2017, the Prefunded Series CCC Warrants were fully exercised. In a concurrent private placement, the Company agreed to issue to each investor, for each share of common stock and pre-funded warrant purchased in the offering, a Series AAA Warrant and Series BBB Warrant, each to purchase one share of common stock. The Series AAA Warrants are initially exercisable six months following issuance, and terminate five and one-half years following issuance. The Series AAA Warrants have an exercise price of $2.07 per share and are exercisable to purchase an aggregate of 2,435,000 shares of common stock. The Series BBB Warrants are immediately exercisable following issuance, and terminate twelve months following issuance. The Series BBB Warrants have an exercise price of $4.75 per share and are exercisable to purchase an aggregate of 2,435,000 shares of common stock. Subject to limited exceptions, a holder of a Series AAA and Series BBB Warrant will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise.

●

On December 23, 2016, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company sold, in a registered direct offering, an aggregate of 367,343 shares of common stock at an offering price of $4.90 per share for gross proceeds of approximately $1.8 million. In a concurrent private placement, the Company issued to the same investors warrants to purchase up to 367,343 shares of common stock at an exercise price of $6.22 per share.

●

On June 13, 2016, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Company sold, in a registered direct offering, an aggregate of 165,126 shares of common stock and Pre-funded Series B Warrants to purchase 150,000 shares of common stock for an aggregate purchase price of approximately $6.0 million. In a concurrent private placement, the Company issued to the same investor warrants to purchase up to 630,252 shares of common stock. As of August 11, 2017, the Pre-funded Series B Warrants were fully exercised.

●

We are a party to a Controlled Equity Offering SM Sales Agreement (ATM) dated as of February 1, 2013 with Cantor Fitzgerald & Co., pursuant to which we may sell additional shares of our common stock having an aggregate offering price of up to $25 million through “at-the-market” equity offerings from time to time. From February 1, 2013 through December 31, 2015, the Company sold and issued an aggregate of 105,681 shares of common stock under the ATM, receiving approximately $7.4 million in net proceeds. The Company did not have any sales under the ATM in 2016 and thus far in 2017.

As of June 30, 2017, we have $3.6 million in cash and cash equivalents. In July 2017, the Company completed a $5 million registered direct equity offering of shares of common stock, or pre-funded warrants in lieu thereof, and a concurrent private placement of warrants to purchase common stock with several institutional healthcare investors. Given our development plans, we anticipate cash resources, coupled with our access to the ATM, will be sufficient to fund our operations through the end of 2017. However, our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing, progress and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other unforeseen uses of cash. To complete the development and commercialization of our products, we will need to raise substantial amounts of additional capital to fund our operations. We do not have any committed sources of financing and cannot give assurance that alternate funding will be available in a timely manner, on acceptable terms or at all. We may need to pursue dilutive equity financings, such as the issuance of shares of common stock, preferred stock, convertible debt or other convertible or exercisable securities, which financings could dilute the percentage ownership of our current common stockholders and could significantly lower the market value of our common stock.

As a clinical stage biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in "Item 1A. Risk Factors" under "Part II: Other Information" included herein.

FINANCIAL REVIEW FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Results of Operations

For the three months ended June 30, 2017, our net loss was $4.9 million compared to a net loss of $4.5 million for the same period of 2016. For the six months ended June 30, 2017, our net loss was $10.1 million compared to a net loss of $10.2 million for the same period of 2016. As of June 30, 2017, we had $3.6 million in cash and cash equivalents. In July 2017, the Company completed a $5 million registered direct equity offering of shares of common stock, or pre-funded warrants in lieu thereof, and a concurrent private placement of warrants to purchase common stock with several institutional healthcare investors.

	Three Months Ended June 30,
	(In thousands)		Change Increase (Decrease)
	2017	2016			%
Licensing Revenue:	$125	$125	$	─	─ %

Operating Expenses:
Clinical Research	2,760	3,192		(432)	(13.5)%
Chemistry, Manufacturing and Controls	287	145		142	97.9%
Research and development expenses	3,047	3,337		(290)	(8.7)%
General and administrative expenses	1,649	1,529		120	7.8%
Total operating expenses	4,696	4,866		(170)	(3.5)%
Loss from operations	$(4,571)	$(4,741)		$170	3.6%

	Six Months Ended June 30,
	(In thousands)		Change Increase (Decrease)
	2017	2016			%
Licensing Revenue:	$250	$250	$	─	─ %

Operating Expenses:
Clinical Research	5,907	6,000		(93)	(1.6)%
Chemistry, Manufacturing and Controls	615	777		(162)	(20.8)%
Research and development expenses	6,522	6,777		(255)	(3.8)%
General and administrative expenses	3,117	3,392		(275)	(8.1)%
Total operating expenses	9,639	10,169		(530)	(5.2)%
Loss from operations	$(9,389)	$(9,919)		$530	5.3%

Comparison of the Three Months ended June 30, 2017 and 2016

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten year term of the agreement; therefore we recorded deferred revenue of $125,000 in each of the second quarters of 2017 and 2016.

Research and Development Expenses

Research and development (R&D) expenses decreased by $0.3 million to $3.0 million in the second quarter of 2017 from $3.3 million in the same period of 2016.  Costs associated with the OPTIMA Study costs remained unchanged at $1.5 million in each of the second quarter of 2017 and 2016. Other clinical costs decreased to $0.5 million in the second quarter of 2017 compared to $0.8 million in the same period of 2016. Preclinical and regulatory costs were insignificant in the second quarter of 2017 compared to $0.1 million in the same period of 2016. Costs associated with the production and distribution of ThermoDox® to support the OPTIMA Study increased to $0.3 million in the second quarter of 2017 compared to $0.1 million the same period of 2016. R&D costs associated with GEN-1 decreased to $0.7 million in the second quarter of 2017 compared to $0.8 million the same period of 2016. The Company announced the completion of enrollment of all cohorts of the OVATION Study in July 2017.

General and Administrative Expenses

General and administrative (G&A) expenses increased to $1.6 million in the second quarter of 2017 compared to $1.5 million in the same period of 2017. This increase is attributable to an increase of $0.3 million in non-cash stock compensation expense partially offset by reduced professional fees totaling $0.2 million in the second quarter of 2017 compared to the same period of 2016. We continue to take those steps necessary to reduce our overhead expenses.

Change in Earn-out Milestone Liability

The total aggregate purchase price for the acquisition of assets from EGEN included potential future earn-out payments contingent upon achievement of certain milestones. The difference between the aggregate $30.4 million in future earn-out payments and the $13.9 million included in the fair value of the acquisition consideration at June 20, 2014 was based on the Company's risk-adjusted assessment of each milestone and utilizing a discount rate based on the estimated time to achieve the milestone. These milestone payments are fair valued at the end of each quarter and any change in their value will be recognized in the condensed consolidated financial statements. As of June 30, 2017, the Company fair valued these milestones at $13.8 million and recognized a non-cash charge of $0.3 million in the second quarter of 2017 as a result of the change in the fair value of these milestones from $13.5 million at March 31, 2017. The Company recognized a non-cash benefit of $0.4 million in the second quarter of 2016 as a result of the change in the fair value of these milestones at $13.8 million at June 30, 2016 from $14.2 million at March 31, 2016.

Investment income and interest expense

In connection with its debt facilities, the Company incurred $29,416 and $203,353 in interest expense in the three month periods ended June 30, 2017 and 2016, respectively. The loan balance and end of term charges on its debt facilities were paid in full in June 2017.

Deemed dividend

During the three months ended June 30, 2017, we recognized deemed dividends totaling $0.4 million collectively in regard to multiple agreements with certain warrant holders, pursuant to which these warrant holders agreed to exercise, and the Company agreed to reprice, certain warrants. A total of warrants to purchase 790,410 shares of common stock were repriced at $2.70 and warrants to purchase 506,627 shares of common stock were repriced at $1.65 and the Company received $3.0 million in gross proceeds from the sale of these repriced warrants.

 Comparison of the Six Months ended June 30, 2016 and 2015

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten year term of the agreement; therefore we recorded deferred revenue of $250,000 in each of the first halves of 2017 and 2016.

Research and Development Expenses

Research and development (R&D) expenses decreased by $0.3 million to $6.5 million in the first half of 2017 from $6.8 million in the same period of 2016.  Costs associated with the OPTIMA Study were $3.0 million in the first half of 2017 compared to $2.4 million in the same period of 2016. This is mostly due to the increase in enrollment in during the first half of 2017 compared to the same period of 2016. Other clinical costs were $1.4 million in the first half of 2017 compared to $1.7 million in the same period of 2016, respectively. The decrease of other clinical costs is associated with the reduction of costs to support the Company’s ThermoDox® studies in Europe. ThermoDox® preclinical and regulatory R&D costs were relatively unchanged at $0.1 million in each of the first six months of 2017 and 2016. Costs associated with the production of ThermoDox® to support the OPTIMA Study decreased to $0.6 million in the first six months of 2017 compared to $0.8 million the same period of 2016. Costs associated with the research and development of GEN-1 was $0.5 million in the first half of 2017 compared to $0.7 million the same period of 2016. In 2015, the Company produced sufficient quantities of GEN-1 and related components to fulfil its GEN-1clinical study requirements into 2017.

General and Administrative Expenses

General and administrative expenses decreased by $0.3 million to $3.1 million in the first six months of 2017 compared to $3.4 million the same period of 2016. This decrease is attributable to lower personnel related costs and professional fees in 2017. We continue to take those steps necessary to reduce our overall G&A expenses.

Change in Earn-out Milestone Liability

The total aggregate purchase price for the acquisition of assets from EGEN included potential future earn-out payments contingent upon achievement of certain milestones. The difference between the aggregate $30.4 million in future earn-out payments and the $13.9 million included in the fair value of the acquisition consideration at June 20, 2014 was based on the Company's risk-adjusted assessment of each milestone and utilizing a discount rate based on the estimated time to achieve the milestone. These milestone payments are fair valued at the end of each quarter and any change in their value will be recognized in the condensed consolidated financial statements. As of June 30, 2017, the Company fair valued these milestones at $13.8 million and recognized a non-cash charge of $0.6 million in the first half of 2017 as a result of the change in the fair value of these milestones from $13.2 million at December 31, 2016. The Company recognized a non-cash benefit of $0.1 million in the first half of 2016 as a result of the change in the fair value of these milestones at $13.8 million at June 30, 2016 from $13.9 million at December 31, 2015.

Investment income and interest expense

In connection with its debt facilities the Company incurred $0.1 million and $0.4 million in interest expense in the six month periods ended June 30, 2017and 2016, respectively. The loan balance and end of term charges on its debt facilities were paid in full in June 2017.

Deemed dividend

During the six months ended June 30, 2017, we recognized deemed dividends totaling $0.4 million collectively in regard to multiple agreements with certain warrant holders, pursuant to which these warrant holders agreed to exercise, and the Company agreed to reprice, certain warrants. A total of warrants to purchase 790,410 shares of common stock were repriced at $2.70 and warrants to purchase 506,627 shares of common stock were repriced at $1.65 and the Company received $3.0 million in gross proceeds from the sale of these repriced warrants.

Financial Condition, Liquidity and Capital Resources

Since inception we have incurred significant losses and negative cash flows from operations.  We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities and amounts received under our product licensing agreement with Yakult and our technology development agreement with Hisun. The process of developing and commercializing ThermoDox®, GEN-1 and other product candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts.  We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future.  Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $251 million at June 30, 2017.

At June 30, 2017, we had total current assets of $3.7 million (including cash and cash equivalents of $3.6 million) and current liabilities of $6.9 million, resulting in net working capital deficit of $3.2 million.  At December 31, 2016, we had total current assets of $4.5 million (including cash, cash equivalents and short term investments and related interest receivable on short-term investments of $4.3 million) and current liabilities of $8.4 million, resulting in net working capital deficit of $3.9 million.

Net cash used in operating activities for the first six months of 2017 was $7.3 million.  Our 2017 net loss of $10.1 million for the six month period ended June 30, 2017 included $0.8 million in non-cash stock-based compensation expense and $0.6 million in a non-cash loss based on the change in the earn-out milestone liability.

The $7.3 million net cash used in operating activities was mostly funded from cash and cash equivalents.  At June 30, 2017, we had cash and cash equivalents of $3.6 million.   In July 2017, the Company completed a $5 million registered direct equity offering of shares of common stock, or pre-funded warrants in lieu therof, and a concurrent private placement of warrants to purchase common stock with several institutional healthcare investors.

Net cash provided by financing activities was $6.6 million during the six month period ended June 30, 2017 which resulted from net proceeds of $9.2 million from the sale of our common stock and exercise of warrants in the first six months of 2017 partially offset by principal payments and end of term charges of $2.6 million on the Hercules Credit Agreement.

On February 14, 2017, the Company entered into a securities purchase agreement whereby it sold, in a public offering, an aggregate of 1,384,705 shares of common stock, Series AA Warrants to purchase up to 1,177,814 shares of common stock and Pre-Funded Series BB Warrants to purchase up to 185,713 shares of common stock for an aggregate of approximately $5.0 million in gross proceeds. During the first quarter of 2017, all 185,713 of the Series BB Pre-Funded warrants were exercised in full. The Company received gross proceeds of $2.1 million from the exercise of Series AA Warrants to purchase 636,713 shares of common stock during the first six months of 2017.

During June 2017, the Company entered into multiple agreements with certain warrant holders, pursuant to which these warrant holders agreed to exercise, and the Company agreed to reprice, certain warrants. A total of warrants to purchase 790,410 shares of common stock were repriced at $2.70 and warrants to purchase 506,627 shares of common stock were repriced at $1.65 and the Company received $3.0 million in gross proceeds from the sale of these repriced warrants.

On July 6, 2017, the Company entered into a securities purchase agreement with several investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering, an aggregate of 2,050,000 shares of common stock of the Company at an offering price of $2.07 per share for gross proceeds of $4,243,500 before the deduction of the placement agent fee and offering expenses. In addition, the Company sold Pre-Funded Series CCC Warrants to purchase 385,000 shares of common stock (and the shares of common stock issuable upon exercise of the Pre-Funded Series CCC Warrants), in lieu of shares of common stock to the extent that the purchase of common stock would cause the beneficial ownership of the Purchaser, together with its affiliates and certain related parties, to exceed 9.99% of our common stock. The Pre-Funded Series CCC Warrants were sold at an offering price of $2.06 per share for gross proceeds of $793,100, are immediately exercisable for $0.01 per share of common stock and do not have an expiration date. In a concurrent private placement, the Company agreed to issue to each investor, for each share of common stock and pre-funded warrant purchased in the offering, a Series AAA Warrant and Series BBB Warrant, each to purchase one share of common stock. The Series AAA Warrants are initially exercisable six months following issuance, and terminate five and one-half years following issuance. The Series AAA Warrants have an exercise price of $2.07 per share and are exercisable to purchase an aggregate of 2,435,000 shares of common stock. The Series BBB Warrants are immediately exercisable following issuance, and terminate twelve months following issuance. The Series BBB Warrants have an exercise price of $4.75 per share and are exercisable to purchase an aggregate of 2,435,000 shares of common stock. Subject to limited exceptions, a holder of a Series AAA and Series BBB Warrant will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise

In February 2013, we entered into a Controlled Equity Offering SM Sales Agreement (ATM) with Cantor Fitzgerald & Co., as sales agent (Cantor), pursuant to which we may offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (the ATM Shares) pursuant to our previously filed and effective Registration Statement on Form S-3. Under the ATM Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the our common stock or to or through a market maker.  We will pay Cantor a commission of three percent of the aggregate gross proceeds from each sale of ATM Shares. We have sold and issued an aggregate of 105,681 shares under the ATM Agreement so far, receiving approximately $7.4 million in net proceeds.

As of June 30, 2017, we have $3.6 million dollars in cash and cash equivalents. In July 2017, the Company completed a $5 million registered direct equity offering of shares of common stock, or pre-funded warrants in lieu thereof, and a concurrent private placement of warrants to purchase common stock with several institutional healthcare investors. Given our development plans, we anticipate cash resources, coupled with our access to the ATM, will be sufficient to fund our operations into the first quarter of 2018. However, our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing, progress and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other unforeseen uses of cash.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet financing arrangements.  In April 2017, the Company and its landlord amended the lease for the corporate offices located in Lawrenceville NJ effective May 1, 2017. The lease amendment extends the term of the lease for an additional 64 months, reduced the premises to 7,565 square feet, reduced the monthly rent, provided four months free rent and reduced the escrow deposit from $100,000 to $50,000. The monthly rent will range from approximately $18,900 in the first year to approximately $20,500 in the final year of the amendment. The Company also has a one-time option to cancel the lease as of the 40th month after the commencement date of the Lease amendment. Other than this lease amendment, there were no material changes during the three months ended June 30, 2017 to our operating leases, which are disclosed in the contractual commitments table in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 24, 2017 with the Securities and Exchange Commission.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. Our cash flow and earnings are subject to fluctuations due to changes in interest rates in our investment portfolio.  We maintain a portfolio of various issuers, types, and maturities.  These securities are classified as available-for-sale and, consequently, are recorded on the condensed consolidated balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive loss included in stockholders’ equity.

Item 4.    CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2017, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the Securities and Exchange Commission.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, that occurred during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Since our inception, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $251 million at June 30, 2017. For the years ended December 31, 2014, 2015 and 2016 and the six months ended June 30, 2017, we incurred a net loss of $25.5 million, $22.5 million, $22.1 million and $10.1 million, respectively. We currently have no product revenue and do not expect to generate any product revenue for the foreseeable future other than through the sale of our proprietary reagent products for life science research, which products are based on our newly acquired proprietary delivery platform technologies, TheraPlas and TheraSilence. Because we are committed to continuing our product research, development, clinical trial and commercialization programs, we will continue to incur significant operating losses unless and until we complete the development of ThermoDox®, GEN-1 and other new product candidates and these product candidates have been clinically tested, approved by the U.S. Food and Drug Administration (FDA) and successfully marketed. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, us or our collaborators successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third party alternatives for any approved product and raising sufficient funds to finance business activities. If we or our collaborators are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. Since our inception, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $251 million at June 30, 2017. For the years ended December 31, 2014, 2015 and 2016 and the six months ended June 30, 2017, we incurred a net loss of $25.5 million, $22.5 million, $22.1 million and $10.1 million, respectively. As of June 30, 2017, we had approximately $3.6 million in cash and cash equivalents. In July 2017, we completed a $5 million registered direct equity offering of shares of common stock, or pre-funded warrants in lieu thereof, and a concurrent private placement of warrants to purchase common stock with several institutional healthcare investors. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. For example, ThermoDox® is being evaluated in a Phase III clinical trial in combination with RFA for the treatment of primary liver cancer, a Phase II clinical trial for the treatment of recurrent chest wall breast cancer and other preclinical studies. We initiated a Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer in the second half of 2015 and plan to expand our ovarian cancer development program to include a Phase I dose escalating trial evaluating GEN-1 in combination with Avastin® and Doxil® in platinum-resistant ovarian cancer patients.

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

We continue to seek additional financial resources to fund the further development of our product candidates. If we are unable to obtain additional capital on a timely basis or on acceptable terms, we may be required to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, if any, limit strategic opportunities or undergo corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or potential markets or that could impose onerous financial or other terms. As explained in the notes to our financial statements, if the Company is not able to raise additional funds when needed, there would continue to be substantial doubt as to the Company’s ability to continue as a going concern. Furthermore, if we cannot fund our ongoing development and other operating requirements, particularly those associated with our obligations to conduct clinical trials under our licensing agreements, we will be in breach of these licensing agreements and could therefore lose our license rights, which could have material adverse effects on our business. Based on the above, our management has determined there is substantial doubt regarding our ability to continue as a going concern. The report of our independent registered accounting firm included in our 2016 Form 10-K dated March 24, 2017, includes an explanatory paragraph which express substantial doubt about our ability to continue as a going concern.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. Our January 31, 2013 announcement that the HEAT Study failed to meet its primary endpoint has resulted in significant volatility and a steep decline in the price of our common stock, a level of decline that could result in securities litigation. Plaintiffs’ securities litigation firms have publicly announced that they are investigating potential securities fraud claims that they may wish to make against us.  The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospect.  The closing price of our common stock as reported on The NASDAQ Capital Market had a high price of $27.86 and a low price of $4.20 in the 52-week period ended December 31, 2016 and a high price of $7.14 and a low price of $1.30 from January 3, 2017 through August 11, 2017. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of August 11, 2017, we had 8,351,322 shares of common stock outstanding, all of which shares, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, all of the shares of common stock issuable upon exercise of warrants will be freely tradable without restriction or further registration upon issuance.

Our stockholders may experience significant dilution as a result of future equity offerings or issuances and exercise of outstanding options and warrants.

In order to raise additional capital or pursue strategic transactions, we may in the future offer, issue or sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock, including the issuance of common stock in relation to the achievement, if any, of milestones triggering our payment of earn-out consideration in connection with the EGEN acquisition. Our stockholders may experience significant dilution as a result of future equity offerings or issuances. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders. As of August 11, 2017, we have a significant number of securities convertible into, or allowing the purchase of, our common stock, including 5,528,634 shares of common stock issuable upon exercise of warrants outstanding, 684,299 options to purchase shares of our common stock and restricted stock awards outstanding, and 24,951 shares of common stock reserved for future issuance under our stock incentive plans. Under the Controlled Equity Offering SM Sales Agreement entered into with Cantor Fitzgerald & Co. on February 1, 2013, we may offer and sell, from time to time through “at-the-market” offerings, up to an aggregate of $25 million of shares of our common stock. We had only sold $7.6 million under the Sales Agreement as of August 11, 2017.

We may be unable to maintain compliance with The NASDAQ Marketplace Rules which could cause our common stock to be delisted from The NASDAQ Capital Market. This could result in the lack of a market for our common stock, cause a decrease in the value of an investment in us, and adversely affect our business, financial condition and results of operations.

Our common stock is currently listed on The NASDAQ Capital Market. To maintain the listing of our common stock on The NASDAQ Capital Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and stockholders’ equity of at least $2.5 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and a total market value of listed securities of at least $35 million. As of August 11, 2017, the closing sale price per share of our common stock was $1.32, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors and 10% or more stockholders) was approximately $11.0 million and the total market value of our listed securities was approximately $11.0 million. There is no assurance that we will continue to meet the minimum closing price requirement and other listing requirements. As of June 30, 2017, we had stockholders’ equity of approximately $6.6 million.

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

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders' Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

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

August 14, 2017	CELSION CORPORATION

Registrant

	By:	/s/ Michael H. Tardugno
Michael H. Tardugno
Chairman, President and Chief Executive Officer

	By:	/s/ Jeffrey W. Church
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

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders' Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

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