Form 10-Q
period 2017-09-30
Celsion CORP
filed 2017-11-14
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  001-15911

CELSION CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	52-1256615
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

997 Lenox Drive, Suite 100,

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

Yes  ☐      No ☑

As of November 13, 2017, the Registrant had 16,062,341 shares of common stock, $0.01 par value per share, outstanding.

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

ii

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

	September 30, 2017 (unaudited)	December 31, 2016
ASSETS

Current assets:
Cash and cash equivalents	$2,685,010	$2,624,162
Investment securities – available for sale, at fair value	-	1,680,000
Accrued interest receivable on investment securities	-	4,008
Advances, deposits and other current assets	89,302	204,408

Subtotal current assets	2,774,312	4,512,578

Property and equipment (at cost, less accumulated depreciation and amortization of $2,854,122 and $2,513,022, respectively)	142,862	462,836

Other assets:
In-process research and development	20,246,491	22,766,491
Other intangible assets, net	852,437	1,022,924
Goodwill	1,976,101	1,976,101
Security deposit on letter of credit	-	100,000
Patent licensing fees and other assets, net	8,761	8,761

Subtotal other assets	23,083,790	25,874,277

Total assets	$26,000,964	$30,849,691

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

(Continued)

	September 30, 2017 (unaudited)	December 31, 2016
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable ─ trade	$2,806,201	$2,878,978
Other accrued liabilities	2,690,973	2,483,756
Notes payable - current portion	-	2,560,553
Deferred revenue – current portion	500,000	500,000
Subtotal current liabilities	5,997,174	8,423,287

Earn-out milestone liability	12,518,054	13,188,226
Deferred revenue – non-current portion	2,125,000	2,500,000
Other liabilities – non-current portion	73,680	12,352

Total liabilities	20,713,908	24,123,865

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred Stock - $0.01 par value (100,000 shares authorized and no shares issued or outstanding at September 30, 2017 and December 31, 2016, respectively)	-	-
Common stock - $0.01 par value (112,500,000 shares authorized; 8,355,013 and 2,230,452 shares issued at September 30, 2017 and December 31, 2016, respectively, and 8,354,679 and 2,230,118 shares outstanding at September 30, 2017 and December 31, 2016, respectively)	83,555	22,305
Additional paid-in capital	262,389,735	248,168,421
Accumulated deficit	(257,101,046)	(241,379,712)
Subtotal	5,372,244	6,811,014
Treasury stock, at cost (334 shares at September 30, 2017 and December 31, 2016)	(85,188)	(85,188)

Total stockholders’ equity	5,287,056	6,725,826

Total liabilities and stockholders’ equity	$26,000,964	$30,849,691

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Licensing revenue	$125,000	$125,000	$375,000	$375,000

Operating expenses:
Research and development	3,348,847	4,225,132	9,870,754	11,002,675
General and administrative	1,174,250	1,496,471	4,291,482	4,888,301
Total operating expenses	4,523,097	5,721,603	14,162,236	15,890,976

Loss from operations	(4,398,097)	(5,596,603)	(13,787,236)	(15,515,976)

Other income (expense):
Gain (loss) from change in valuation of earn-out milestone liability	1,246,151	(662,410)	670,172	(556,382)
Loss from impairment of in-process research and development	(2,520,000)	-	(2,520,000)	-
Investment income, net	524	8,133	3,941	21,832
Interest expense	-	(161,025)	(91,756)	(608,576)
Other income	93	2,218	3,545	1,965
Total other expense, net	(1,273,232)	(813,084)	(1,934,098)	(1,141,161)

Net loss	(5,671,329)	(6,409,687)	(15,721,334)	(16,657,137)

Deemed dividend related to warrant modification	-	-	(345,685)	-

Net loss attributable to common shareholders	$(5,671,329)	$(6,409,687)	$(16,067,019)	$(16,657,137)

Net loss per common share
Basic and diluted	$(0.70)	$(3.22)	$(3.04)	$(9.27)

Weighted average shares outstanding
Basic and diluted	8,054,658	1,993,233	5,171,699	1,796,184

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

 CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net loss	$(5,671,329)	$(6,409,687)	$(15,721,334)	$(16,657,137)

Other comprehensive (loss) gain

Changes in:
Realized loss on investment securities recognized in investment income, net	─	─	─	3,858
Unrealized gain on investment securities	─	464	─	464
Other comprehensive gain	─	464	─	4,322

Comprehensive loss	$(5,671,329)	$(6,409,223)	$(15,721,334)	$(16,652,815)

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(15,721,334)	$(16,657,137)
Non-cash items included in net loss:
Depreciation and amortization	511,587	365,625
Change in fair value of earn-out milestone liability	(670,172)	556,382
Impairment of in-process research and development	2,520,000	-
Deferred revenue	(375,000)	(375,000)
Stock-based compensation costs	951,488	1,331,094
Shares issued out of treasury	-	79,238
Amortization of deferred finance charges and debt discount associated with notes payable	35,370	198,806
Change in deferred rent liability	61,328	(25,981)
Loss realized on sale of investment securities	-	3,858
Net changes in:
Accrued interest on short term investments	4,008	22,205
Advances, deposits and other current assets	115,106	(136,871)
Accounts payable	(72,777)	195,716
Accrued liabilities	207,217	725,660
Net cash (used in) operating activities:	(12,433,179)	(13,716,405)

Cash flows from investing activities:
Proceeds from sale and maturity of investment securities	1,680,000	10,800,000
Purchases of investment securities	-	(4,515,125)
Refund of security for letter of credit	100,000	-
Purchases of property and equipment	(21,126)	(48,928)
Net cash provided by investing activities	1,758,874	6,235,947

Cash flows from financing activities:
Proceeds from sale of common stock equity, net of issuance costs	8,405,190	5,428,965
Proceeds from exercise of common stock warrants, net of issuance costs	4,925,886	-
Principal payment and end of term charges on note payable	(2,595,923)	(3,029,429)
Net cash provided by financing activities	10,735,153	2,399,536

Increase (decrease) in cash and cash equivalents	60,848	(5,080,922)
Cash and cash equivalents at beginning of period	2,624,162	9,265,144
Cash and cash equivalents at end of period	$2,685,010	$4,184,222

Supplemental disclosures of cash flow information:
Interest paid	$56,386	$409,996

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

 NOTES TO THE CONDENSED CONSOLIDATED

  FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Note 1.	Business Description

Celsion Corporation, a Delaware corporation based in Lawrenceville, New Jersey, its wholly-owned subsidiaries CLSN Laboratories, Inc., also a Delaware corporation, and Celsion GmbH, a limited liability company in Zug Switzerland, referred to herein as “Celsion”, “we”, or “the Company”, as the context requires, is a fully-integrated development stage oncology drug company focused on developing a portfolio of innovative cancer treatments, including directed chemotherapies, DNA-mediated immunotherapy and RNA-based therapies. We are working to develop and commercialize more efficient, effective and targeted oncology therapies based on our technologies, with the goal of developing novel therapeutics that maximize efficacy while minimizing side effects common to many cancer treatments. Our lead product candidate is ThermoDox®, a proprietary dosage form of doxorubicin based on a heat-activated liposomal platform technology, currently in a Phase III clinical trial for the treatment of non-resectable hepatocellular carcinoma (“HCC”) also known as primary liver cancer. Our pipeline includes GEN-1, a DNA-based immunotherapy currently in a Phase I clinical trial for the localized treatment of ovarian cancer and pre-clinical development for brain cancer. GEN-1 is based on a platform technology for the development of treatments using novel nucleic acid-based immunotherapies and other anti-cancer DNA or RNA therapies.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission (SEC) on March 24, 2017.

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

As more fully described in Note 10, the Company effected a 14-for-1 reverse stock split of its common stock on May 26, 2017 which was made effective for trading purposes as of the commencement of trading on May 30, 2017. All prior period shares of common stock have been adjusted to reflect the 14-for-1 reverse stock split.

Note 3.	Financial Condition and Business Plan

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the Food and Drug Administration (FDA) among other international regulatory authorities. We have incurred approximately $257 million of cumulated net losses. As of September 30, 2017, we had approximately $2.7 million in cash and cash equivalents. As discussed in Note 16, on October 4, 2017, we entered into exercise agreements with certain warrant holders whereby these warrant holders would exercise 4.7 million warrants at their respective strike prices of $2.07 and $4.75 per share and the Company issued to these warrant holders 1.2 million new warrants at an exercise price of $6.20 per warrant share. The exercise of these warrants, coupled with the exercise of 0.3 million additional warrants provided the Company with $17.0 million in gross proceeds. Also as discussed in Note 16, on October 27, 2017, we entered into an underwriting agreement whereby the Company sold approximately 2.6 million shares of common stock and warrants to purchase approximately 1.3 million shares of common stock for gross proceeds of $6.6 million.

We have substantial future capital requirements associated with our continued research and development activities and to advance our product candidates through various stages of development. The Company believes these expenditures are essential for the commercialization of its technologies.

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

With the $2.7 million in cash and investments on hand at September 30, 2017 combined with the gross proceeds of $23.6 million provided by the exercise of warrants and the equity offering in October 2017 (Note 16), the Company believes it has sufficient capital resources to fund its operations well into the second quarter of 2019. The Company will be required to obtain additional funding in order to continue the development of its current product candidates within the anticipated time periods, if at all, and to continue to fund operations. As more fully discussed in Note 10, the Company has $7.5 million available under a controlled equity offering facility it has with Cantor Fitzgerald & Co. Besides this equity facility, the Company does not have any committed sources of financing at this time, and there is uncertainty whether additional funding will be available when needed on terms that will be acceptable to it, or at all. If the Company would not be able to obtain financing when needed, it could be unable to carry out the business plan and may have to significantly limit its operations, and its business, financial condition and results of operations could be materially harmed. With the current cash on hand and the gross proceeds of $23.6 million from warrant exercises and the equity offering in October, 2017, management believes the Company will be able to meet its obligations as they come due.

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

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09 “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU 2014-09 was originally going to be effective on January 1, 2017; however, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) — Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. In March 2016, the FASB issued ASU No. 2016-8, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. The amendments in this ASU do not change the core principle of ASU No. 2014-09 but the amendments clarify the implementation guidance on reporting revenue gross versus net. The effective date for the amendments in this ASU is the same as the effective date of ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Identifying Performance Obligations and Licensing),” to clarify the implementation guidance on identifying performance obligations and licensing. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company plans to adopt the standard on January 1, 2018 using the modified retrospective approach.  The Company will conduct its contract review process throughout the remainder of 2017 and make appropriate changes to business and control processes to support recognition and disclosure under the new standard.  Based on the Company’s evaluation to date, the adoption of the ASU 2014-09 is not expected to have a material impact on its consolidated financial statements because existing contractual performance obligations, which determine when and how revenue is recognized, are not materially changed under the new standard.  Additionally, the Company is also working on the expanded disclosures related to revenue recognition as required by the new standard.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income (other than those accounted for under the equity method of accounting). This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Based on the Company’s evaluation to date, the adoption of the ASU 2016-01 is not expected to have a material impact on its consolidated financial statements or its disclosures.

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

In August 2016, the FASB issued Accounting Standard Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update clarifies how certain cash receipts and payments should be presented in the statement of cash flows and is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. Based on the Company’s evaluation to date, the adoption of the ASU 2016-01 is not expected to have a material impact on its consolidated financial statements or its disclosures.

In November 2016, the FASB issued Accounting Standard Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This update amends the guidance in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. This guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. Based on the Company’s evaluation to date, the adoption of the ASU 2016-01 is not expected to have a material impact on its consolidated financial statements or its disclosures.

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

In January 2017, the FASB issued Accounting Standard Update No. 2017-04, Intangibles-Goodwill and Other, Simplifying the Test for Goodwill impairment, which eliminates Step 2 from the goodwill impairment test. Under the revised test, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for any interim or annual impairment tests for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted this method for its impairment test of goodwill during 2017.

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

The total number of shares of common stock issuable upon exercise of warrants and equity awards was 6,208,386 shares for the three and nine month periods ended September 30, 2017. For the three and nine month periods ended September 30, 2017, diluted loss per common share was the same as basic loss per common share as all options and all warrants that were exercisable into shares of the Company’s common stock were excluded from the calculation of diluted earnings attributable to common shareholders per common share as their effect would have been anti-dilutive.

For the three and nine month periods ended September 30, 2016, the total number of shares of common stock issuable upon exercise of warrants and equity awards was 1,353,312 shares. The Pre-funded Series B Warrants (as more fully described in Note 10 of these financial statements) exercisable into shares of the Company’s common stock totaling 132,142 shares was considered issued in calculating basic loss per share. For the three and nine month periods ended September 30, 2016, diluted loss per common share was the same as basic loss per common share as the other 1,221,168 warrants and equity awards that were exercisable into shares of the Company’s common stock were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive.

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

Cash and cash equivalents, other current assets, accounts payable and other accrued liabilities are reflected in the balance sheet at their estimated fair values primarily due to their short-term nature. There were no transfers of assets of liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the nine months ended September 30, 2017 except for the change in the earn-out milestone liability included in earnings (Note 12).

Assets and liabilities measured at fair value are summarized below:

	Total Fair Value on the Balance Sheet	Quoted Prices In Active Markets For Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Recurring items as of December 31, 2016 Investment securities, available for sale	$1,680,000		$1,680,000	$	─	$	─

Liabilities:
Recurring items as of September 30, 2017 Earn-out milestone liability (Note 12)	$12,518,054	$	─	$	─		$12,518,054

Recurring items as of December 31, 2016 Earn-out milestone liability (Note 12)	$13,188,226	$		$			$13,188,226

Note 7. Acquisition of EGEN Assets

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

The total purchase price for the asset acquisition is up to $44.4 million, including potential future earnout payments of up to $30.4 million contingent upon achievement of certain earnout milestones set forth in the Asset Purchase Agreement. At the closing, we paid approximately $3.0 million in cash after the expense adjustment and issued 193,728 shares of our common stock to EGEN. The shares of common stock were issued in a private transaction exempt from registration under the Securities Act, pursuant to Section 4(2) thereof. In addition, 47,862 shares of common stock were held back by us at the closing and are issuable to EGEN pending satisfactory resolution of any post-closing adjustments for expenses or in relation to EGEN’s indemnification obligations under the Asset Purchase Agreement. These shares were issued on June 16, 2017.

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

Acquired In-Process Research and Development (IPR&D) consists of EGEN's drug technology platforms known as “TheraPlas” and “TheraSilence”. The fair value of the IPR&D drug technology platforms was estimated to be $24.2 million as of the acquisition date using the Multi-Period Excess Earnings Method (MPEEM). Under the MPEEM, the fair value of an intangible asset is equal to the present value of the asset’s incremental after-tax cash flows (excess earnings) remaining after deducting the market rates of the return of the estimated value of contributory assets (contributory charge) over its remaining useful life. As of the closing of the acquisition, the IPR&D is considered indefinite lived intangible assets and will not be amortized.

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

At September 30, 2017, after the Company’s assessment of the totality of the events that could impair IPR&D, the Company determined certain IPR&D assets related to the development of its glioblastoma multiforme cancer (GBM) product candidate may be impaired. To arrive at this determination, the Company assessed the status of studies in GBM conducted by its competitors and the Company’s strategic commitment of resources to its studies in primary liver cancer and ovarian cancer. The Company estimated the fair value of the IPR&D related to GBM at September 30, 2017 using the MPEEM. The Company concluded that the GBM asset, valued at $9.4 million, was partially impaired and wrote down the GBM asset to $6.9 million incurring a non-cash charge of $2.5 million in the third quarter of 2017. In connection with the writeoff of this IPR&D asset, the Company concluded there was a reduced probability of payments of the earn-out milestones associated with the GBM asset and therefore reduced the earn-out milestone liability from $13.8 million to $12.5 million, recording a non-cash benefit of approximately $1,246,151 in the third quarter of 2017.  The Company concluded none of the other IPR&D assets were impaired at September 30, 2017.

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

Amortization expense was $56,829 and $170,487 during the three months and nine months ended September 30, 2017, respectively. The carrying value of the Covenant Not To Compete was $852,437, net of $738,777 accumulated amortization, as of September 30, 2017 and was $1,022,924, net of $568,290 accumulated amortization, as of December 31, 2016.

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

As of September 30, 2017, we concluded that the Company’s fair value exceeded its carrying value therefore “it is not more likely than not” that the Goodwill was impaired.

Note 8.	Accrued Liabilities

Other accrued liabilities at September 30, 2017 and December 31, 2016 include the following:

	September 30, 2017	December 31, 2016
Amounts due to contract research organizations and other contractual agreements	$907,850	$1,115,193
Accrued payroll and related benefits	1,514,253	1,066,751
Accrued professional fees	248,850	259,551
Accrued interest on notes payable	–	22,241
Other	20,020	20,020
Total	$2,690,973	$2,483,756

Note 9.	Note Payable

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

For the three month periods ended September 30, 2017 and 2016, the Company incurred $0 and $107,805 in interest expense, respectively, and amortized $0 and $53,220, respectively as interest expense for deferred fees, debt discount and end of term charges in connection with the Hercules Credit Agreement. For the nine month periods ended September 30, 2017 and 2016, the Company incurred $56,386 and $409,770 in interest expense, respectively, and amortized $35,370 and $198,806, respectively as interest expense for deferred fees, debt discount and end of term charges in connection with the Hercules Credit Agreement.

Note 10.	Stockholders’ Equity

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

Reverse Stock Split

On May 26, 2017, the Company effected a 14-for-1 reverse stock split of its common stock which was made effective for trading purposes as of the commencement of trading on May 30, 2017. As of that date, each 14 shares of issued and outstanding common stock and equivalents was consolidated into one share of common stock. In addition, at the market open on May 30, 2017, the Company’s common stock started trading under a new CUSIP number 15117N503 although the Company’s ticker symbol, CLSN, remained unchanged.

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

July 6, 2017 Common Stock Offering

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

During the third quarter of 2017, all 385,000 of the Series CCC Pre-Funded warrants were exercised in full. As more fully described in Note 15, all the Series AAA and Series BBB Warrants were exercised as their respective strike prices in October 2017 and the Company received $16.6 million in gross proceeds.

February 14, 2017 Public Offering

On February 14, 2017, the Company entered into a securities purchase agreement whereby it sold, in a public offering (the February 14, 2017 Public Offering), an aggregate of 1,384,704 shares of common stock of the Company at an offering price of $3.22 per share. In addition, the Company sold Series AA Warrants (the Series AA Warrants) to purchase up to 1,177,790 shares of common stock and Pre-Funded Series BB Warrants (the Pre-Funded Series BB Warrants) to purchase up to 185,713 shares of common stock. The Series AA Warrants have an exercise price of $3.22 per share, have a five year life and are immediately exercisable. The Pre-Funded Series BB Warrants were offered at $3.08 per share, were immediately exercisable for $0.14 per share of common stock, do not have an expiration date and were issued in lieu of shares of common stock to the extent that the purchase of common stock would cause the beneficial ownership of the purchaser of such shares, together with its affiliates and certain related parties, to exceed 9.99% of our common stock. The Company received approximately $5.0 million in gross proceeds before the deduction of the placement agent fees and offering expenses (excluding any proceeds from the exercise of the warrants) in the February 14, 2017 Public Offering.

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

During the first nine months of 2017, all 185,713 of the Series BB Pre-Funded warrants were exercised in full. During the first nine months of 2017, we received approximately $2.1 million from the exercise of Series AA Warrants to purchase 638,809 shares of common stock.

December 2016 Common Stock Offering

On December 20, 2016, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company sold and issued on December 23, 2016, in a registered direct offering, an aggregate of 367,346 shares of the Company’s common stock at an offering price of $4.90 per share for gross proceeds of approximately $1.8 million before the deduction of the placement agent fee and offering expenses (the “December 2016 Offering”). In a concurrent private placement (the “Private Placement Transaction”), the Company agreed to issue to the investors certain warrants at an exercise price of $6.44 per share (the December 2016 Warrants). The December 2016 Warrants are exercisable to purchase common stock for an aggregate of 367,343 shares of common stock. The warrants are initially exercisable six months following issuance and terminate five and one-half years following the date of issuance. The December 2016 Warrants may be exercised from time to time beginning on June 20, 2017 and expire on June 20, 2022. On April 5, 2017, the Company filed a registration statement on Form S-1 for the resale of any share of common stock issued upon exercise of the December 2016 Warrants on Form S-1 (File No. 333-217156) which was declared effective by the SEC on April 19, 2017. As more fully discussed below, all the December 2016 Warrants were exercised in June 2017.

The private placement of the December 2016 Warrants was structured to comply with the requirements of Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder.

June 2016 Common Stock Offering

On June 13, 2016, the Company entered into a securities purchase agreement with investors, pursuant to which the Company issued and sold, in a registered direct offering, an aggregate of 165,126 shares of common stock, par value $0.01 per share, of the Company at an offering price of $19.04 per share for gross proceeds of approximately $6.0 million before the deduction of the placement agent fee and offering expenses. In a concurrent private placement, the Company issued to the investor Series A warrants (the “June 2016 Series A Warrants”), each to purchase 0.5 share of the Company’s common stock, Series C warrants (the “June 2016 Series C Warrants”), each to purchase one share of the Company’s common stock, and Series D warrants (the “June 2016 Series D Warrants”), each to purchase 0.5 share of the Company’s common stock (collectively, the “June 2016 Warrants”). The June 2016 Series A Warrants are initially exercisable six months following issuance and terminate five and one-half years following issuance. The June 2016 Series C Warrants are initially exercisable six months following issuance and terminate one year following issuance. The June 2016 Series D Warrants only become exercisable ratably upon the exercise of the June 2016 Series C Warrants, are initially exercisable six months following issuance, and terminate five and one-half years following issuance. The June 2016 Warrants have an exercise price of $19.60 per share and are exercisable to purchase an aggregate of 630,252 shares of Common Stock. On October 31, 2016, the Company filed a registration statement on Form S-1 for the resale of any share of common stock issued upon exercise of the warrants on Form S-1 (File No. 333-212353) which was declared effective by the SEC on November 16, 2016. As more fully discussed below, all the June 2016 Warrants were exercised in June 2017.

The private placement of the June 2016 Warrants was structured to comply with the requirements of Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder.

Reduced Exercise Price of Warrants

On February 22, 2013, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company agreed, among other things, to issue warrants (the “2013 Warrants”) to purchase up to 95,811 shares of our common stock at an exercise price of $74.34 per share to such investors in a registered direct offering. On January 15, 2014, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company agreed, among other things, to issue warrants (the “2014 Warrants”) to purchase up to 64,348 shares of our common stock at an exercise price of $57.40 per share to such investors in a registered direct offering. On June 9, 2017, the Company entered into warrant exercise agreements (the “Exercise Agreements”) with certain holders of the 2013 Warrants, the 2014 Warrants and the June 2016 Warrants (the “Exercising Holders”), which Exercising Holders own, in the aggregate, warrants exercisable for 790,410 shares of our common stock. Pursuant to the Exercise Agreements, the Exercising Holders and the Company agreed that the Exercising Holders would exercise their 2013 Warrants, the 2014 Warrants and the June 2016 Warrants with respect to 790,410 shares of our common stock underlying such warrants for a reduced exercise price equal to $2.70 per share. The Company received aggregate gross proceeds of approximately $2.1 million from the exercise of the 2013 Warrants, the 2014 Warrants and the June 2016 Warrants by the Exercising Holders.

The reduced exercise price of the 2013 Warrants, the 2014 Warrants and the June 2016 Series C Warrants increased the fair value of the warrants by approximately $0.2 million. This increase in fair value is recorded as a deemed dividend in additional paid in capital due to the retained deficit increased the net loss available to common shareholders on the consolidate statement of operations.

On May 27, 2015 entered into a securities purchase agreement with certain investors pursuant to which the Company agreed, among other things, to issue warrants (the “2015 Warrants”) to purchase up to 139,284 shares of the Company’s common stock at an exercise price of $36.40 per share, to such investors in a registered direct offering. Between June 22, 2017 through June 26, 2017, the Company and holders of the 2015 Warrants and the December 2016 Warrants (the Exercising Investors) entered into agreements whereby the Company agreed that the Exercising investors would exercise their 2015 Warrants and the June 2016 Warrants with respect to 506,627 shares of our common stock underlying such warrants for a reduced exercise price equal to $1.65 per share. The Company received aggregate gross proceeds of approximately $0.8 million from the exercise of the 2015 Warrants and the June 2016 Warrants by the Exercising Investors.

The reduced exercise price of the 2015 Warrants increased the fair value of the warrants by approximately $0.1 million. This increase in fair value is recorded as a deemed dividend in additional paid in capital due to the retained deficit increased the net loss available to common shareholders on the consolidate statement of operations.

Controlled Equity Offering

On February 1, 2013, the Company entered into a Controlled Equity Offering SM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which Celsion may offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (the “ATM Shares”) pursuant to the Company’s previously filed and effective Registration Statement on Form S-3. Under the ATM Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the our common stock or to or through a market maker.  From February 1, 2013 through September 30, 2017, the Company sold and issued an aggregate of 105,678 shares of common stock under the ATM Agreement, receiving approximately $7.6 million in gross proceeds. In connection with the October 2017 Offering discussed below (Note 16), the Company has agreed not to sell any additional shares under the ATM Agreement for a period of two months after the closing of the October 2017 Offering which occurred on October 31, 2017.

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

Note 11 .	Stock-Based Compensation

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

A summary of the Company’s stock option and restricted stock awards for the nine months ended September 30, 2017 is as follows:

	Stock Options		Restricted Stock Awards		Weighted Average
Equity Awards	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Contractual Terms of Equity Awards (in years)

Equity awards outstanding at December 31, 2016	210,023	$59.77	4,785	$37.42

Equity awards granted	513,464	$2.69	(3,357)	42.20

Equity awards forfeited, cancelled or expired	(43,735)	$164.12	(1,428)	$26.18

Equity awards outstanding at September 30, 2017	679,752	$9.94	–	$–	9.40

Aggregate intrinsic value of outstanding awards at September 30, 2017	$–		$–

Equity awards exercisable at September 30, 2017	401,920	$13.83			9.13

Aggregate intrinsic value of awards exercisable at September 30, 2017	$–

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

The Company used the following assumptions for determining the fair value of options granted during the nine months ended September 30, 2017 and 2016 under the Black-Scholes option pricing model:

	Nine Months Ended September 30,
	2017		2016
Risk-free interest rate	2.21%		1.55	–	1.87%
Expected volatility	90.4%		87.4	–	89.1%
Expected life (in years)	10.00			10.00
Expected forfeiture rate	─	%		10%
Expected dividend yield	─	%		─%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. The risk free interest rate is derived from values assigned to U.S. Treasury bonds with terms that approximate the expected option lives in effect at the time of grant. The model incorporated exercise, pre-vesting and post-vesting forfeiture assumptions based on analysis of historical data for forfeitures through FY 2016. Starting in FY 2017, the Company made the election to account for any forfeitures when they occur. The expiration of each option granted in fiscal 2016 and 2017 was used as the expected life.

Total compensation cost related to employee stock options and restricted stock awards totaled $146,896 and $432,573 for the three months ended September 30, 2017 and 2016, respectively.  Total compensation cost related to employee stock options and restricted stock awards totaled $951,488 and $1,331,094 for the nine months ended September 30, 2017 and 2016, respectively.  No compensation cost related to share-based payments arrangements was capitalized as part of the cost of any asset as of September 30, 2017 and 2016.

As of September 30, 2017, there was $0.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.1 years. The weighted average grant-date fair value was $2.69 and 16.24 per share for the options granted during the nine months ended September 30, 2017 and 2016, respectively.

Collectively, for all of the Company’s stock option plans there were a total of 29,498 equity awards available for future issuance as of September 30, 2017.

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

As of September 30, 2017, June 30, 2017 and December 31, 2016, the Company fair valued these milestones at $12.5 million, $13.8 million and $13.2 million, respectively, and recognized a non-cash benefit of $1,246,151 and $670,172 during the three and nine months ended September 30, 2017 as a result of the change in the fair value of these milestones from the beginning of each period respectively.

As of September 30, 2016, June 30, 2016 and December 31, 2015, the Company fair valued these milestones at $14.5 million, $13.8 million and $13.9 million, respectively, and recognized a non-cash charge of $662,410 and $556,382 during the three and nine month periods ended September 30, 2016, respectively, as a result of the change in the fair value of these milestones from the beginning of each period respectively.

The following is a summary of the changes in the earn-out milestone liability for 2017:

Balance at January 1, 2017	$13,188,226
Non-cash benefit from the adjustment for the change in fair value included in net loss	(1,246,151)
Balance at September 30, 2017	$12,518,054

The following is a schedule of the Company’s risk-adjustment assessment of each milestone:

Date	Risk-adjustment Assessment of each Milestone			Discount Rate	Estimated Time to Achieve (years)

September 30, 2017	35%	to	80%	9%	1.25	to	1.75
June 30, 2017	50%	to	80%	9%	1.50	to	2.00
December 31, 2016	50%	to	80%	9%	2.00	to	2.50

September 30, 2016	10%	to	75%	9%	0.50	to	1.75
June 30, 2016	10%	to	75%	9%	0.50	to	2.00
December 31, 2015	10%	to	75%	9%	0.50	to	2.50

Note 13.	Warrants

Common Stock Warrants

Following is a summary of all warrant activity for the nine months ended September 30, 2017:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price

Warrants outstanding at December 31, 2016	1,487,958	$9.39
Warrants issued during the nine months ended September 30, 2017 (see Note 10)	6,679,378	3.08
Warrants exercised during the nine months ended September 30, 2017 (see Note 10)	(2,638,702)	1.92

Warrants outstanding at September 30, 2017	5,528,634	$5.33

Aggregate intrinsic value of outstanding warrants at September 30, 2017	─

Weighted average remaining contractual terms at September 30, 2017 (in years)	3.16

Note 14.	Contingent Liabilities and Commitments

In July 2011, the Company executed a lease (the “Lease”) with Brandywine Operating Partnership, L.P. (Brandywine), a Delaware limited partnership for a 10,870 square foot premises located in Lawrenceville, New Jersey.  In October 2011, the Company relocated its offices to Lawrenceville, New Jersey from Columbia, Maryland.  The lease has a term of 66 months and provides for 6 months of rent free, with the first monthly rent payment of approximately $23,000 due and paid in April 2012.  Also, as required by the Lease, the Company provided Brandywine with an irrevocable and unconditional standby letter of credit for $250,000, which the Company secured with an escrow deposit at its banking institution of this same amount.  The standby letter of credit will be reduced by $50,000 on each of the 19th, 31st and 43rd months from the initial term, with the remaining $100,000 amount remaining until the Lease term has expired. In connection with three $50,000 reductions of the standby letter of credit in April 2013 and 2014 and 2015, the Company reduced the escrow deposit by $50,000 each time. In late 2015, Lenox Drive Office Park LLC, purchased the real estate and office building and assumed the lease. This lease was set to expire on April 30, 2017. In April 2017, the Company and the landlord amended the Lease effective May 1, 2017. The Lease amendment extended the term for an additional 64 months, reduced the premises to 7,565 square feet, reduced the monthly rent and provided four months free rent. The monthly rent will range from approximately $18,900 in the first year to approximately $20,500 in the final year of the amendment. The Company also has a one-time option to cancel the lease as of the 24th month after the commencement date of the Lease amendment.

In connection with the EGEN Asset Purchase agreement in June 2014, the Company assumed the existing lease with another landlord for an 11,500 square foot premises located in Huntsville Alabama. This lease has a remaining term of four months with rent payments of approximately $23,200 per month. The Company is currently in discussions with the landlord to extend and modify its lease in Huntsville, Alabama.

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

Note 16.	Subsequent Events

October 2017 Warrant Exercises

On October 4, 2017, the Company entered into letter agreements (the “Exercise Agreements”) with the holders of the Series AAA and Series BBB Warrants issued in the July 6, 2017 Common Stock Offering (the “Exercising Holders”) (Note 10). The Exercise Agreements amended the Series AAA Warrants to permit their immediate exercise. Prior to the execution of the Exercise Agreements, the Series AAA Warrants were not exercisable until January 11, 2018. Pursuant to the Exercise Agreements, the Exercising Holders and the Company agreed that the Exercising Holders would exercise all of their Existing Warrants with respect to 4,665,000 shares of Common Stock underlying such Existing Warrants. The Series AAA Warrants and Series BBB Warrants were exercised at a price of $2.07 per share and $4.75 per share, respectively, which were their respective original exercise prices.

The Exercise Agreements also provide for the issuance of 1,166,250 Series DDD Warrants, each to purchase one share of Common Stock (the “Series DDD Warrants”). The Series DDD Warrants are initially exercisable no sooner than six months following issuance, and terminate six months following when the Series DDD Warrants are initially exercisable. The Series DDD Warrants have an exercise price no than less than $6.20.

The Series DDD Warrants and the shares of Common Stock issuable upon the exercise of the Series DDD Warrants are not being registered under the Securities Act of 1933, as amended (the “Securities Act”), and are being offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act or Rule 506(b) promulgated thereunder. Pursuant to the Exercise Agreements, the Series DDD Warrants shall be substantially in the form of the Existing Warrants and the Company will be required to register for resale the shares of Common Stock underlying the Series DDD Warrants.

In early October 2017, certain holders of the other 205,000 Series BBB Warrants and 108,455 Series AA Warrants from the February 14, 2017 Public Offering (Note 10) were exercised and, together with the exercise of the 4,665,000 Series AAA and Series BBB Warrants exercised by the Exercising Holders, the Company received aggregate gross proceeds of approximately $20.0 million in October 2017.

October 2017 Underwritten Offering

On October 27, 2017, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc. (the “Underwriter”), relating to the issuance and sale (the “Offering”) of 2,640,000 shares (the “Shares”) of the Company’s common stock, $0.01 par value per share (the “Common Stock”), and warrants to purchase an aggregate of 1,320,000 shares of Common Stock. Each share of Common Stock is being sold together with 0.5 warrants (the “Investor Warrants”), each whole Investor Warrant being exercisable for one share of Common Stock, at an offering price of $2.50 per share and related Investor Warrants.

Pursuant to the terms of the Underwriting Agreement, the Underwriter has agreed to purchase the Shares and related Investor Warrants from the Company at a price of $2.325 per share and related Investor Warrants. Each Investor Warrant is exercisable six months from the date of issuance. The Investor Warrants have an exercise price of $3.00 per whole share, and expire five years from the date first exercisable.

The Company received $6.6 million of gross proceeds from the sale of the Shares and Investor Warrant. The Offering closed on October 31, 2017. This Offering was made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-206789) filed with the Securities and Exchange Commission on September 4, 2015, and declared effective on September 25, 2015, including the base prospectus dated September 25, 2017 included therein and the related prospectus supplement.

The Underwriting Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriters, including for liabilities under the Securities Act, other obligations of the parties, and termination provisions. The Company also agreed to issue to the Underwriter warrants to purchase up to 66,000 shares of the Company’s common stock, such issuance being exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

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

Strategic and Clinical Overview

Celsion is a fully-integrated development stage oncology drug company focused on advancing a portfolio of innovative cancer treatments, including directed chemotherapies, DNA-mediated immunotherapy and RNA based therapies. Our lead product candidate is ThermoDox®, a proprietary heat-activated liposomal encapsulation of doxorubicin, currently in a Phase III clinical trial for the treatment of primary liver cancer (the OPTIMA Study). Second in our pipeline is GEN-1, a DNA-mediated immunotherapy for the localized treatment of ovarian and brain cancers. We have two platform technologies providing the basis for the future development of a range of therapeutics for difficult-to-treat forms of cancer including: Lysolipid Thermally Sensitive Liposomes, a heat sensitive liposomal based dosage form that targets disease with known therapeutics in the presence of mild heat and TheraPlas, a novel nucleic acid-based treatment for local transfection of therapeutic plasmids. With these technologies we are working to develop and commercialize more efficient, effective and targeted oncology therapies that maximize efficacy while minimizing side-effects common to cancer treatments.

ThermoDox®

ThermoDox® is being evaluated in a Phase III clinical trial for primary liver cancer, which we call the OPTIMA Study, which was initiated in 2014 and a Phase II clinical trial for recurrent chest wall breast cancer. ThermoDox® is a liposomal encapsulation of doxorubicin, an approved and frequently used oncology drug for the treatment of a wide range of cancers.  Localized heat at hyperthermia temperatures (greater than 40° Celsius) releases the encapsulated doxorubicin from the liposome enabling high concentrations of doxorubicin to be deposited preferentially in and around the targeted tumor.

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

The Company hosted an Investigators Meeting with physicians in South East Asia and key opinion leaders on July 22-23, 2017 in Bangkok, Thailand. A second Investigators Meeting was held on September 23, 2017 with physicians in China. The Company has initiated approximately 70 clinical sites in 14 countries with plans to activate up to 8 additional clinical trial sites in China or Vietnam by the end of 2017. In addition, the Company announced that patient enrollment in the 550 patient Phase III global study has reached over 67%. Based on current enrollment rates, the Company expects to complete enrollment of the study by mid-2018.

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

GEN-1 OVATION Study.  In February 2015, we announced that the FDA accepted, without objection, the Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer (the “OVATION Study”). On September 30, 2015, we announced enrollment of the first patient in the OVATION Study. The OVATION Study will seek to identify a safe, tolerable and potentially therapeutically active dose of GEN-1 by recruiting and maximizing an immune response and is designed to enroll three to six patients per dose level and will evaluate safety and efficacy and attempt to define an optimal dose for follow-on studies combining GEN-1 with standard of care for the treatment of ovarian cancer. In addition, the OVATION Study establishes a unique opportunity to assess how cytokine-based compounds such as GEN-1, directly affect ovarian cancer cells and the tumor microenvironment in newly diagnosed patients. The study is designed to characterize the nature of the immune response triggered by GEN-1 at various levels of the patients’ immune system, including:

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

We initiated the OVATION Study at four clinical sites at the University of Alabama at Birmingham, Oklahoma University Medical Center, Washington University in St. Louis and the Medical College of Wisconsin.

On October 3, 2017, we announced final clinical and translational research data from its OVATION Study combining GEN-1 with the standard of care for the treatment of newly-diagnosed patients with advanced Stage III/IV ovarian cancer who will undergo neoadjuvant chemotherapy followed by interval debulking surgery.

Key translational research findings from all evaluable patients are consistent with the earlier reports from partial analysis of the data and are summarized below:

●

The intraperitoneal treatment of GEN-1 in conjunction with neoadjuvant chemotherapy resulted in dose dependent increases in IL-12 and Interferon-gamma (IFN-g) levels that were predominantly in the peritoneal fluid compartment with little to no changes observed in the patients' systemic circulation. These and other post-treatment changes including decreases in VEGF levels in peritoneal fluid are consistent with an IL-12 based immune mechanism.

●

Consistent with the previous partial reports, the effects observed in the IHC analysis were pronounced decreases in the density of immunosuppressive T-cell signals (Foxp3, PD-1, PDL-1, IDO-1) and increases in CD8+ cells in the tumor microenvironment.

●

The ratio of CD8+ cells to immunosuppressive cells was increased in approximately 75% of patients suggesting an overall shift in the tumor microenvironment from immunosuppressive to pro-immune stimulatory following treatment with GEN-1. An increase in CD8+ to immunosuppressive T-cell populations is a leading indicator and believed to be a good predictor of improved overall survival.

●

Analysis of peritoneal fluid by cell sorting, not reported before, shows treatment-related decrease in the percentage of immunosuppressive T-cell (Foxp3+), which is consistent with the reduction of Foxp3+ T-cells in the primary tumor tissue, and a shift in tumor naïve CD8+ cell population to more efficient tumor killing memory effector CD8+ cells.

We also reported highly encouraging clinical data from the first fourteen patients who have completed treatment in the OVATION Study.  GEN-1 plus standard chemotherapy produced positive clinical results, with no dose limiting toxicities and promising dose dependent efficacy signals which correlate well with successful surgical outcomes as summarized below:

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

●

Fourteen patients had successful resections of their tumors, with nine (9) patients (64%) having an R0 resection, which indicates a microscopically margin-negative resection in which no gross or microscopic tumor remains in the tumor bed.   Seven out of eight (87%) patients in the highest two dose cohorts experienced a R0 surgical resection. All five patients treated at the highest dose cohort experienced a R0 surgical resection.

●

All patients experienced a clinically significant decrease in their CA-125 protein levels as of their most recent study visit. CA-125 is used to monitor certain cancers during and after treatment. CA-125 is present in greater concentrations in ovarian cancer cells than in other cells.

●

Of the eight patients who have received GEN-1 treatment over one year ago (cohort 1 - 3) and are being followed only two patients' cancer has progressed.  This compares favorably to the historical median progression free survival (PFS) of 12 months for newly-diagnosed patients with Stage III and IV ovarian cancer that undergo neoadjuvant chemotherapy followed by interval debulking surgery.  Of the remaining six patients who have been on the study for over one year, their average PFS as of September 30, 2017 is 18 months with the longest progression-free patient at 24 months.

The Company also held an advisory board meeting on September 27, 2017 with the clinical investigators and scientific experts including those from Roswell Park Cancer Institute, Vanderbilt University Medical School, and M.D. Anderson Cancer Center to review and finalize clinical, translational research and safety data from the OVATION Study in order to determine the next steps forward for our GEN-1 immunotherapy.  With the endorsement and recommendations from the advisory board, the Company expects to file a next phase protocol with FDA by the end of 2017.

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

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the Food and Drug Administration (FDA). We have not generated significant revenue and have incurred significant net losses in each year since our inception. We have incurred approximately $257 million of cumulated net losses. As of September 30, 2017, we had approximately $2.7 million in cash and cash equivalents. On October 4, 2017, we entered into exercise agreements with certain warrant holders whereby such warrant holders would exercise 4.7 million warrants at their respective strike prices of $2.07 and $4.75 per share and the Company issued to these warrant holders 1.2 million new warrants at an exercise price of $6.20 per warrant share. The exercise of these warrants, coupled with the exercise of 0.3 million additional warrant exercises provided the Company with $17.0 million in gross proceeds. On October 27, 2017, we entered into an underwriting agreement whereby the Company sold approximately 2.6 million shares of common stock and warrants to purchase approximately 1.3 million shares of common stock for gross proceeds of $6.6 million. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

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

With the $2.7 million in cash and investments on hand at September 30, 2017 and combined with the gross proceeds of $23.6 million provided by the exercise of warrants and the equity offering in October 2017, the Company believes it has sufficient capital resources to fund its operations well into the second quarter of 2019. The Company will be required to obtain additional funding in order to continue the development of its current product candidates within the anticipated time periods, if at all, and to continue to fund operations. As more fully discussed in Note 10, the Company has $7.5 million available under a controlled equity offering facility it has with Cantor Fitzgerald & Co. Besides this equity facility, the Company does not have any committed sources of financing at this time, and there is substantial uncertainty whether additional funding will be available when needed on terms that will be acceptable to it, or at all. If the Company would not be able to obtain financing when needed, it could be unable to carry out the business plan and may have to significantly limit its operations, and its business, financial condition and results of operations could be materially harmed. With the current cash on hand and the gross proceeds of $23.6 million from warrant exercises and the equity offering in October, 2017, management believes the Company will be able to meet its obligations as they come due.

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

Financing Overview

Equity and Debt Financings

During 2016 and thus far in 2017, the Company issued a total of 14.4 million shares of common stock in the following equity transactions for an aggregate $46.5 million in gross proceeds.

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

●	The Company received gross proceeds of $22.0 million from the exercise of warrants to purchase approximately 7.6 million shares of common stock thus far in 2017.

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

●

On October 27, 2017, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc. (the “Underwriter”), relating to the issuance and sale (the “October 2007 Offering”) of 2,640,000 shares of common stock of the Company and warrants to purchase an aggregate of 1,320,000 shares of common stock of the Company. Each share of common stock was sold together with 0.5 warrants (the “Investor Warrants”), each whole Investor Warrant being exercisable for one share of common stock, at a offering price of $2.50 per share and related Investor Warrants. Pursuant to the terms of the Underwriting Agreement, the Underwriter has agreed to purchase the shares and related Investor Warrants from the Company at a price of $2.325 per share and related Investor Warrant. Each Investor Warrant is exercisable six months from the date of issuance. The Investor Warrants have an exercise price of $3.00 per whole share, and expire five years from the date first exercisable. The Company received $6.6 million of gross proceeds from the sale of the Shares and Investor Warrant. The October 2017 Offering closed on October 31, 2017.

●

On December 23, 2016, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company sold, in a registered direct offering, an aggregate of 367,343 shares of common stock at an offering price of $4.90 per share for gross proceeds of approximately $1.8 million. In a concurrent private placement, the Company issued to the same investors warrants to purchase up to 367,343 shares of common stock at an exercise price of $6.44 per share.

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

●

We are a party to a Controlled Equity Offering SM Sales Agreement (ATM) dated as of February 1, 2013 with Cantor Fitzgerald & Co., pursuant to which we may sell additional shares of our common stock having an aggregate offering price of up to $25 million through “at-the-market” equity offerings from time to time. From February 1, 2013 through December 31, 2015, the Company sold and issued an aggregate of 105,681 shares of common stock under the ATM, receiving approximately $7.4 million in net proceeds. The Company did not have any sales under the ATM in 2016 and for the nine months ended September 30, 2017.

With the $2.7 million in cash and investments on hand at September 30, 2017 and combined $17.0 million of gross proceeds provided by the exercise of warrants in October 2017 and $6.6 million of gross proceeds provided by the October 2017 Offering, the Company believes it has sufficient capital resources to fund its operations well into the second quarter of 2019.

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

FINANCIAL REVIEW FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Results of Operations

For the three months ended September 30, 2017, our net loss was $5.7 million compared to a net loss of $6.4 million for the same period of 2016. For the nine months ended September 30, 2017, our net loss was $15.7 million compared to a net loss of $16.7 million for the same period of 2016. On October 4, 2017, we entered into exercise agreement with certain warrant holders whereby these warrant holders would exercise 4.7 million warrants at their respective strike prices of $2.07 and $4.75 per share and the Company issued to these warrant holders 1.2 million new warrants at an exercise price of $6.20 per warrant share. On October 27, 2017, we entered into an underwriting agreement whereby the Company sold approximately 2.6 million shares of common stock and warrants to purchase approximately 1.3 million shares of common stock for gross proceeds of $6.6 million. With the $2.7 million in cash and investments on hand at September 30, 2017 and combined with the gross proceeds of $23.6 million provided by the exercise of warrants and the equity offering in October 2017, the Company believes it has sufficient capital resources to fund its operations well into the second quarter of 2019.

	Three Months Ended September 30,
	(In thousands)		Change Increase (Decrease)
	2017	2016			%
Licensing Revenue:	$125	$125	$	─	─ %

Operating Expenses:
Clinical Research	2,951	3,826		(875)	(22.9)%
Chemistry, Manufacturing and Controls	398	399		(1)	(0.2)%
Research and development expenses	3,349	4,225		(876)	(20.7)%
General and administrative expenses	1,174	1,497		(323)	(21.6)%
Total operating expenses	4,523	5,722		(1,199)	(21.0)%
Loss from operations	$(4,398)	$(5,597)		$(1,199)	21.4%

	Nine Months Ended September 30,
	(In thousands)		Change Increase (Decrease)
	2017	2016			%
Licensing Revenue:	$375	$375	$	─	─ %

Operating Expenses:
Clinical Research	8,859	9,827		(968)	(9.9)%
Chemistry, Manufacturing and Controls	1,012	1,176		(164)	(13.9)%
Research and development expenses	9,871	11,003		(1,132)	(10.3)%
General and administrative expenses	4,291	4,888		(597)	(12.2)%
Total operating expenses	14,162	15,891		(1,729)	(10.9)%
Loss from operations	$(13,787)	$(15,516)		$1,729	11.1%

Comparison of the Three Months ended September 30, 2017 and 2016

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten year term of the agreement; therefore we recorded deferred revenue of $125,000 in each of the third quarters of 2017 and 2016.

Research and Development Expenses

Research and development (R&D) expenses decreased by $0.9 million to $3.3 million in the third quarter of 2017 from $4.2 million in the same period of 2016.  Costs associated with the OPTIMA Study decreased slightly by $0.1 million to $1.8 million in the third quarter of 2017 compared to $1.9 million in the same period of 2016. Other clinical costs decreased by $0.3 million to $0.5 million in the third quarter of 2017 compared to $0.8 million in the same period of 2016. Preclinical and regulatory costs were insignificant in the third quarter of 2017 compared to $0.1 million in the same period of 2016. Costs associated with the production and distribution of ThermoDox® to support the OPTIMA Study remained unchanged at $0.4 million in each of the third quarters of 2017 and 2016. R&D costs associated with GEN-1 decreased by $0.1 million to $0.6 million in the third quarter of 2017 compared to $0.7 million in the same period of 2016. The Company announced the completion of enrollment of all cohorts of the OVATION Study in July 2017 and reported final clinical and translational research data in October 2017.

General and Administrative Expenses

General and administrative (G&A) expenses decreased to $1.2 million in the third quarter of 2017 compared to $1.5 million in the same period of 2017. This 22% decrease is attributable to a decrease of $0.2 million in non-cash stock compensation expense and reduced professional fees of $0.1 million in the third quarter of 2017 compared to the same period of 2016. We continue to take those steps necessary to reduce our overhead expenses.

Change in Earn-out Milestone Liability

The total aggregate purchase price for the acquisition of assets from EGEN included potential future earn-out payments contingent upon achievement of certain milestones. The difference between the aggregate $30.4 million in future earn-out payments and the $13.9 million included in the fair value of the acquisition consideration at June 20, 2014 was based on the Company's risk-adjusted assessment of each milestone and utilizing a discount rate based on the estimated time to achieve the milestone. These milestone payments are fair valued at the end of each quarter and any change in their value will be recognized in the condensed consolidated financial statements. As of September 30, 2017, the Company fair valued these milestones at $12.5 million and recognized a non-cash benefit of $1.3 million in the third quarter of 2017 as a result of the change in the fair value of these milestones from $13.8 million at June 30, 2017. The Company recognized a non-cash charge of $0.7 million in the third quarter of 2016 as a result of the change in the fair value of these milestones at $14.5 million at June 30, 2016 from $13.8 million at June 30, 2016.

Impairment of IPR&D Liability

At September 30, 2017, after our assessment of the totality of the events that could impair IPR&D, the Company determined certain IPR&D assets related to the development of its glioblastoma multiforme cancer (GBM) product candidate may be impaired. To arrive at this determination, the Company assessed the status of studies in GBM conducted by its competitors and the Company’s strategic commitment of resources to its studies in primary liver cancer and ovarian cancer. The Company concluded that the GBM asset, valued at $9.4 million, was partially impaired and wrote down the GBM asset to $6.9 million incurring a non-cash charge of $2.5 million in the third quarter of 2017. In connection with the writeoff of this IPR&D asset, the Company concluded there was a reduced probability of payments of the earn-out milestones associated with the GBM asset and therefore reduced the earn-out milestone liability from $13.8 million to $12.5 million, recording a non-cash benefit of $1.3 million in the third quarter of 2017.  The Company concluded none of the other IPR&D assets were impaired at September 30, 2017.

Investment income and interest expense

In connection with its debt facilities, the Company incurred $0.2 million in interest expense in the three month periods ended September 30, 2016. The loan balance and end of term charges on its debt facilities were paid in full in June 2017.

Comparison of the Nine Months ended September 30, 2017 and 2016

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten year term of the agreement; therefore we recorded deferred revenue of $375,000 in each of the first nine months of 2017 and 2016.

Research and Development Expenses

Research and development (R&D) expenses decreased by $1.1 million to $9.9 million in the first nine months of 2017 from $11.0 million in the same period of 2016.  Costs associated with the OPTIMA Study were $4.9 million in the first nine of 2017 compared to $4.4 million in the same period of 2016. This increase is largely due to higher enrollment during the first nine months of 2017 compared to the same period of 2016. Other clinical costs were $1.9 million in the first nine months of 2017 compared to $2.5 million in the same period of 2016, respectively. The decrease in other clinical costs is associated with the reduction of costs to support the Company’s ThermoDox® studies in Europe. ThermoDox® preclinical and regulatory R&D costs were $0.1 million in the first nine months of 2017 compared to $0.3 million for the same period of 2016. Costs associated with the production of ThermoDox® to support the OPTIMA Study decreased to $1.0 million in the first nine months of 2017 compared to $1.2 million the same period of 2016. Costs associated with the research and development of GEN-1 was $2.0 million in the first nine months of 2017 compared to $2.3 million the same period of 2016.

General and Administrative Expenses

General and administrative expenses decreased by $0.6 million to $4.3 million in the first nine months of 2017 compared to $4.9 million the same period of 2016. This 12% decrease is attributable to lower personnel related costs and professional fees in 2017. We continue to take those steps necessary to reduce our overall G&A expenses.

Change in Earn-out Milestone Liability

The total aggregate purchase price for the acquisition of assets from EGEN included potential future earn-out payments contingent upon achievement of certain milestones. The difference between the aggregate $30.4 million in future earn-out payments and the $13.9 million included in the fair value of the acquisition consideration at June 20, 2014 was based on the Company's risk-adjusted assessment of each milestone and utilizing a discount rate based on the estimated time to achieve the milestone. These milestone payments are fair valued at the end of each quarter and any change in their value will be recognized in the condensed consolidated financial statements. As of September 30, 2017, the Company fair valued these milestones at $12.5 million and recognized a non-cash benefit of $0.7 million in the first nine months of 2017 as a result of the change in the fair value of these milestones from $13.2 million at December 31, 2016. The Company recognized a non-cash charge of $0.6 million in the first nine of 2016 as a result of the change in the fair value of these milestones at $14.5 million at September 30, 2016 from $13.9 million at December 31, 2015.

Impairment of IR&D

At September 30, 2017, after our assessment of the totality of the events that could impair IPR&D, the Company determined certain IPR&D assets related to the development of its glioblastoma multiforme cancer (GBM) product candidate may be impaired.  To arrive at this determination, the Company assessed the status of studies in GBM conducted by its competitors and the Company’s strategic commitment of resources to its studies in primary liver cancer and ovarian cancer. The Company concluded that the GBM asset, valued at $9.4 million, was partially impaired and wrote down the GBM asset to $6.9 million incurring a non-cash charge of $2.5 million in the third quarter of 2017. In connection with the writeoff of this IPR&D asset, the Company concluded there was a reduced probability of payments of the earn-out milestones associated with the GBM asset and therefore reduced the earn-out milestone liability from $13.8 million to $12.5 million, recording a non-cash benefit of $1.3 million in the third quarter of 2017.  The Company concluded none of the other IPR&D assets were impaired at September 30, 2017.

Investment income and interest expense

In connection with its debt facilities the Company incurred $0.1 million and $0.6 million in interest expense in the nine month periods ended September 30, 2017 and 2016, respectively. The loan balance and end of term charges on its debt facilities were paid in full in June 2017.

Deemed dividend

During the nine months ended September 30, 2017, we recognized deemed dividends totaling $0.4 million collectively in regard to multiple agreements with certain warrant holders, pursuant to which these warrant holders agreed to exercise, and the Company agreed to reprice, certain warrants. A total of warrants to purchase 790,410 shares of common stock were repriced at $2.70 and warrants to purchase 506,627 shares of common stock were repriced at $1.65 and the Company received $3.0 million in gross proceeds from the sale of these repriced warrants.

Financial Condition, Liquidity and Capital Resources

Since inception we have incurred significant losses and negative cash flows from operations.  We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities and amounts received under our product licensing agreement with Yakult and our technology development agreement with Hisun. The process of developing and commercializing ThermoDox®, GEN-1 and other product candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts.  We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future.  Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $257 million at September 30, 2017.

At September 30, 2017, we had total current assets of $2.8 million (including cash and cash equivalents of $2.7 million) and current liabilities of $6.0 million, resulting in net working capital deficit of $3.2 million.  At December 31, 2016, we had total current assets of $4.5 million (including cash, cash equivalents and short term investments and related interest receivable on short-term investments of $4.3 million) and current liabilities of $8.4 million, resulting in net working capital deficit of $3.9 million.  On October 4, 2017, we entered into exercise agreements with certain warrant holders whereby these warrant holders would exercise 4.7 million warrants at their respective strike prices of $2.07 and $4.75 per share and the Company issued to these warrant holders 1.2 million new warrants at an exercise price of $6.20 per warrant share. The exercise of these warrants, coupled with the exercise of 0.3 million additional warrant exercises provided the Company with $17.0 million in gross proceeds. On October 27, 2017, we entered into an underwriting agreement whereby the Company sold approximately 2.6 million shares of common stock and warrants to purchase approximately 1.3 million shares of common stock for gross proceeds of $6.6 million. With the $2.7 million in cash and investments on hand at September 30, 2017 and combined with the gross proceeds of $23.6 million provided by the exercise of warrants and the equity offering in October 2017, the Company believes it has sufficient capital resources to fund its operations well into the second quarter of 2019.

We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

Net cash used in operating activities for the first nine months of 2017 was $12.4 million.  Our 2017 net loss of $15.7 million for the nine month period ended September 30, 2017 included (i) $1.0 million in non-cash stock-based compensation expense, (ii) a non-cash charge of $2.5 million in the impairment of one of its IPR&D product candidates and (iii) $0.7 million in a non-cash benefit based on the change in the earn-out milestone liability.  The $12.4 million net cash used in operating activities was mostly funded from cash and cash equivalents.

Net cash provided by financing activities was $10.7 million during the nine month period ended September 30, 2017 which resulted from net proceeds of $13.3 million from the sale of our common stock and exercise of warrants in the first nine months of 2017 partially offset by principal payments and end of term charges of $2.6 million on the Hercules Credit Agreement.

On February 14, 2017, the Company entered into a securities purchase agreement whereby it sold, in a public offering, an aggregate of 1,384,705 shares of common stock, Series AA Warrants to purchase up to 1,177,814 shares of common stock and Pre-Funded Series BB Warrants to purchase up to 185,713 shares of common stock for an aggregate of approximately $5.0 million in gross proceeds. During the first quarter of 2017, all 185,713 of the Series BB Pre-Funded warrants were exercised in full. The Company received gross proceeds of $2.1 million from the exercise of Series AA Warrants to purchase 638,809 shares of common stock during the first nine months of 2017.

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

On July 6, 2017, the Company entered into a securities purchase agreement with several investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering, an aggregate of 2,050,000 shares of common stock of the Company at an offering price of $2.07 per share for gross proceeds of $4,243,500 before the deduction of the placement agent fee and offering expenses. In addition, the Company sold Pre-Funded Series CCC Warrants to purchase 385,000 shares of common stock (and the shares of common stock issuable upon exercise of the Pre-Funded Series CCC Warrants), in lieu of shares of common stock to the extent that the purchase of common stock would cause the beneficial ownership of the Purchaser, together with its affiliates and certain related parties, to exceed 9.99% of our common stock. The Pre-Funded Series CCC Warrants were sold at an offering price of $2.06 per share for gross proceeds of $793,100, are immediately exercisable for $0.01 per share of common stock and do not have an expiration date. In a concurrent private placement, the Company agreed to issue to each investor, for each share of common stock and pre-funded warrant purchased in the offering, a Series AAA Warrant and Series BBB Warrant, each to purchase one share of common stock. The Series AAA Warrants are initially exercisable six months following issuance, and terminate five and one-half years following issuance. The Series AAA Warrants have an exercise price of $2.07 per share and are exercisable to purchase an aggregate of 2,435,000 shares of common stock. The Series BBB Warrants are immediately exercisable following issuance, and terminate twelve months following issuance. The Series BBB Warrants have an exercise price of $4.75 per share and are exercisable to purchase an aggregate of 2,435,000 shares of common stock. Subject to limited exceptions, a holder of a Series AAA and Series BBB Warrant will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise

On October 27, 2017, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc. (the “Underwriter”), relating to the issuance and sale (the “October 2007 Offering”) of 2,640,000 shares of common stock of the Company and warrants to purchase an aggregate of 1,320,000 shares of common stock of the Company. Each share of common stock was sold together with 0.5 warrants (the “Investor Warrants”), each whole Investor Warrant being exercisable for one share of common stock, at a offering price of $2.50 per share and related Investor Warrants. Pursuant to the terms of the Underwriting Agreement, the Underwriter has agreed to purchase the shares and related Investor Warrants from the Company at a price of $2.325 per share and related Investor Warrant. Each Investor Warrant is exercisable six months from the date of issuance. The Investor Warrants have an exercise price of $3.00 per whole share, and expire five years from the date first exercisable. The Company received $6.6 million of gross proceeds from the sale of the Shares and Investor Warrant. The October 2017 Offering closed on October 31, 2017.

In February 2013, we entered into a Controlled Equity Offering SM Sales Agreement (ATM) with Cantor Fitzgerald & Co., as sales agent (Cantor), pursuant to which we may offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (the ATM Shares) pursuant to our previously filed and effective Registration Statement on Form S-3. Under the ATM Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the our common stock or to or through a market maker.  We will pay Cantor a commission of three percent of the aggregate gross proceeds from each sale of ATM Shares. We have sold and issued an aggregate of 105,681 shares under the ATM Agreement through September 30, 2017, receiving approximately $7.4 million in net proceeds.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet financing arrangements.  In April 2017, the Company and its landlord amended the lease for the corporate offices located in Lawrenceville NJ effective May 1, 2017. The lease amendment extends the term of the lease for an additional 64 months, reduced the premises to 7,565 square feet, reduced the monthly rent and provided four months free rent. The monthly rent will range from approximately $18,900 in the first year to approximately $20,500 in the final year of the amendment. The Company also has a one-time option to cancel the lease as of the 24th month after the commencement date of the Lease amendment. Other than this lease amendment, there were no material changes during the three months ended September 30, 2017 to our operating leases, which are disclosed in the contractual commitments table in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 24, 2017 with the Securities and Exchange Commission.

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

Item 4.    CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2017, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the Securities and Exchange Commission.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, that occurred during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Since our inception, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $257 million at September 30, 2017. For the years ended December 31, 2014, 2015 and 2016 and the nine months ended September 30, 2017, we incurred a net loss of $25.5 million, $22.5 million, $22.1 million and $15.7 million, respectively. We currently have no product revenue and do not expect to generate any product revenue for the foreseeable future other than through the sale of our proprietary reagent products for life science research, which products are based on our newly acquired proprietary delivery platform technologies, TheraPlas and TheraSilence. Because we are committed to continuing our product research, development, clinical trial and commercialization programs, we will continue to incur significant operating losses unless and until we complete the development of ThermoDox®, GEN-1 and other new product candidates and these product candidates have been clinically tested, approved by the U.S. Food and Drug Administration (FDA) and successfully marketed. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, us or our collaborators successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third party alternatives for any approved product and raising sufficient funds to finance business activities. If we or our collaborators are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. Since our inception, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $257 million at September 30, 2017. For the years ended December 31, 2014, 2015 and 2016 and the nine months ended September 30, 2017, we incurred a net loss of $25.5 million, $22.5 million, $22.1 million and $15.7 million, respectively. As of September 30, 2017, we had approximately $2.7 million in cash and cash equivalents. On October 4, 2017, we entered into exercise agreements with certain warrant holders whereby these warrant holders would exercise 4.7 million warrants at their respective strike prices of $2.07 and $4.75 per share and the Company issued to these warrant holders 1.2 million new warrants at an exercise price of $6.20 per warrant share. The exercise of these warrants, coupled with the exercise of 0.3 million additional warrants in October 2017 provided the Company with $17.0 million in gross proceeds. As of September 30, 2017, we had $2.7 million in cash. On October 27, 2017, we entered into an underwriting agreement whereby the Company sold approximately 2.6 million shares of common stock and warrants to purchase approximately 1.3 million shares of common stock for gross proceeds of $6.6 million. With the $2.7 million in cash and investments on hand at September 30, 2017 and combined with the gross proceeds of $23.6 million provided by the exercise of warrants and the equity offering in October 2017, the Company believes it has sufficient capital resources to fund its operations well into the second quarter of 2019.

We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. For example, ThermoDox® is being evaluated in a Phase III clinical trial in combination with RFA for the treatment of primary liver cancer and other preclinical studies. We completed a Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer in the third quarter of 2017 and plan to expand our clinical tdevelopment program for GEN-1 in ovarian cancer in 2018.

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

New gene-based products for therapeutic applications are subject to extensive regulation by the FDA and comparable agencies in other countries. The precise regulatory requirements with which we will have to comply, now and in the future, are uncertain due to the novelty of the gene-based products we are developing.

Limited data exist regarding the safety and efficacy of DNA-based therapeutics compared with conventional therapeutics, and government regulation of DNA-based therapeutics is evolving. Adverse events or the perception of adverse events in the field of gene therapy generally, or with respect to our product candidates specifically, may have a particularly negative impact on public perception of gene therapy and result in greater governmental regulation, including future bans or stricter standards imposed on gene-based therapy clinical trials, stricter labeling requirements and other regulatory delays in the testing or approval of our potential products. Any increased scrutiny could delay or increase the costs of our product development efforts or clinical trials.

Even if our products receive regulatory approval, they may still face future development and regulatory difficulties. Government regulators may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. This governmental oversight may be particularly strict with respect to gene-based therapies.

We do not expect to generate revenue for the foreseeable future.

We have devoted our resources to developing a new generation of products and will not be able to market these products until we have completed clinical trials and obtain all necessary governmental approvals. Our lead product candidate, ThermoDox® and the product candidates we purchased in our acquisition of EGEN, Inc., including GEN-1, are still in various stages of development and trials and cannot be marketed until we have completed clinical testing and obtained necessary governmental approval. Following our announcement on January 31, 2013 that the HEAT Study failed to meet its primary endpoint of progression free survival, we continued to follow the patients enrolled in the HEAT Study to the secondary endpoint, overall survival. Based on the overall survival data from the post-hoc analysis of results from the HEAT Study, we launched a pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox® in combination with RFA in primary liver cancer, known as the OPTIMA Study, in the first half of 2014. ThermoDox® is currently also being evaluated in a Phase II clinical trial for the treatment of recurrent chest wall breast cancer, known as the DIGNITY Study, and other preclinical studies. GEN-1 is currently in an early stage of clinical development for the treatment of ovarian cancer. We initiated a Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer in the second half of 2015 and plan to expand our ovarian cancer development program to include a Phase I dose escalating trial evaluating GEN-1 in combination with Avastin® and Doxil® in platinum-resistant ovarian cancer patientsand additional trials in newly diagnosed ovarian cancer patients. The delivery technology platforms, TheraPlas and TheraSilence, are in preclinical stages of development. Accordingly, our revenue sources are, and will remain, extremely limited until our product candidates are clinically tested, approved by the FDA or foreign regulatory agencies and successfully marketed. We cannot guarantee that any of our product candidates will be approved by the FDA or any foreign regulatory agency or marketed, successfully or otherwise, at any time in the foreseeable future or at all.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. Our January 31, 2013 announcement that the HEAT Study failed to meet its primary endpoint has resulted in significant volatility and a steep decline in the price of our common stock, a level of decline that could result in securities litigation. Plaintiffs’ securities litigation firms have publicly announced that they are investigating potential securities fraud claims that they may wish to make against us.  The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospect.  After giving retroactive effect of the reverse stock split, the closing price of our common stock as reported on The NASDAQ Capital Market had a high price of $27.03 and a low price of $4.90 in the 52-week period ended December 31, 2016 and a high price of $7.14 and a low price of $1.51 from January 3, 2017 through November 13, 2017. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of November 13, 2017, we had 16,062,341 shares of common stock outstanding, all of which shares, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, all of the shares of common stock issuable upon exercise of warrants will be freely tradable without restriction or further registration upon issuance.

Our stockholders may experience significant dilution as a result of future equity offerings or issuances and exercise of outstanding options and warrants.

In order to raise additional capital or pursue strategic transactions, we may in the future offer, issue or sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock, including the issuance of common stock in relation to the achievement, if any, of milestones triggering our payment of earn-out consideration in connection with the EGEN acquisition. Our stockholders may experience significant dilution as a result of future equity offerings or issuances. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders. As of November 13, 2017, we have a significant number of securities convertible into, or allowing the purchase of, our common stock, including 3,102,439 shares of common stock issuable upon exercise of warrants outstanding, 679,752 options to purchase shares of our common stock and restricted stock awards outstanding, and 29,498 shares of common stock reserved for future issuance under our stock incentive plans. Under the Controlled Equity Offering SM Sales Agreement entered into with Cantor Fitzgerald & Co. on February 1, 2013, we may offer and sell, from time to time through “at-the-market” offerings, up to an aggregate of $25 million of shares of our common stock. We had only sold $7.6 million under the Sales Agreement as of September 30, 2017.

We may be unable to maintain compliance with The NASDAQ Marketplace Rules which could cause our common stock to be delisted from The NASDAQ Capital Market. This could result in the lack of a market for our common stock, cause a decrease in the value of an investment in us, and adversely affect our business, financial condition and results of operations.

Our common stock is currently listed on The NASDAQ Capital Market. To maintain the listing of our common stock on The NASDAQ Capital Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and stockholders’ equity of at least $2.5 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and a total market value of listed securities of at least $35 million. As of November 13, 2017, the closing sale price per share of our common stock was $2.12, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors and 10% or more stockholders) was approximately $34.0 million and the total market value of our listed securities was approximately $34.1 million. There is no assurance that we will continue to meet the minimum closing price requirement and other listing requirements. As of September 30, 2017, we had stockholders’ equity of approximately $5.3 million.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

4.1+	Form of Series DDD Common Stock Purchase Warrant

4.2	Series EEE Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed with the SEC on October 31, 2017.

4.3	Representative’s Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on October 31, 2017.

10.1+	Amendment to Lease Agreement dated April 20, 2017, by and between Celsion Corporation and Lenox Drive Office Park, LLC

10.2

Securities Purchase Agreement dated July 6, 2017, by and among the Company and the Purchaser named therein, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 11, 2017.

10.3+	Form of Letter Agreement, dated October 4, 2017, by and between the Company and certain investors.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders' Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

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

November 14, 2017	CELSION CORPORATION

Registrant

	By:	/s/ Jeffrey W. Church
Jeffrey W. Church
Senior Vice President and Chief Financial Officer

	By:	/s/ Michael H. Tardugno
Michael H. Tardugno
Chairman, President and Chief Executive Officer

EXHIBIT INDEX

Item 6.   Exhibits.

4.1+	Form of Series DDD Common Stock Purchase Warrant

4.2	Series EEE Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed with the SEC on October 31, 2017.

4.3	Representative’s Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on October 31, 2017.

10.1+	Amendment to Lease Agreement dated April 20, 2017, by and between Celsion Corporation and Lenox Drive Office Park, LLC

10.2

Securities Purchase Agreement dated July 6, 2017, by and among the Company and the Purchaser named therein, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 11, 2017.

10.3+	Form of Letter Agreement, dated October 4, 2017, by and between the Company and certain investors.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders' Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

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