Form 10-Q
period 2018-03-31
Celsion CORP
filed 2018-05-11
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 10, 2018, the Registrant had 17,740,035 shares of common stock, $0.01 par value per share, outstanding.

  CELSION CORPORATION

QUARTERLY REPORT ON

FORM 10-Q

i

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q, including, without limitation, any projections of earnings, revenue or other financial items, any statements of the plans and objectives of management for future operations (including, but not limited to, pre-clinical development, clinical trials, manufacturing and commercialization), any statements concerning proposed drug candidates potential therapeutic benefits, or other new products or services, any statements regarding future economic conditions or performance, any changes in the course of research and development activities and in clinical trials, any possible changes in cost and timing of development and testing, capital structure, financial condition, working capital needs and other financial items, any changes in approaches to medical treatment, any introduction of new products by others, any possible licenses or acquisitions of other technologies, assets or businesses, our ability to realize the full extent of the anticipated benefits of our acquisition of the assets of EGEN, Inc., including achieving operational cost savings and synergies in light of any delays we may encounter in the integration process and additional unforeseen expenses, any possible actions by customers, suppliers, partners, competitors and regulatory authorities, compliance with listing standards of The NASDAQ Capital Market and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations.

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

ii

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

	March 31, 2018 (unaudited)	December 31, 2017
ASSETS

Current assets:
Cash and cash equivalents	$2,285,314	$11,444,055
Investment securities – available for sale, at fair value	18,411,162	12,724,020
Accrued interest receivable on investment securities	67,192	54,440
Advances, deposits and other current assets	89,186	89,186

Subtotal current assets	20,852,854	24,311,701

Property and equipment (at cost, less accumulated depreciation and amortization of $2,869,058 and $2,838,716 respectively)	175,066	175,771

Other assets:
In-process research and development	20,246,491	20,246,491
Other intangible assets, net	738,779	795,608
Goodwill	1,976,101	1,976,101
Patent licensing fees and other assets, net	8,761	8,761

Subtotal other assets	22,970,132	23,026,961

Total assets	$43,998,052	$47,514,433

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

(Continued)

	March 31, 2018 (unaudited)	December 31, 2017
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable ─ trade	$3,416,878	$3,416,863
Other accrued liabilities	1,716,867	2,282,827
Deferred revenue – current portion	500,000	500,000
Subtotal current liabilities	5,633,745	6,199,690

Earn-out milestone liability	12,808,720	12,538,525
Deferred revenue – non-current portion	1,875,000	2,000,000
Other liabilities – non-current portion	70,232	71,710

Total liabilities	20,387,697	20,809,925

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred Stock - $0.01 par value (100,000 shares authorized and no shares issued or outstanding at March 31, 2018 and December 31, 2017)	-	-
Common stock - $0.01 par value (112,500,000 shares authorized; 17,740,369 and 17,277,299 shares issued at March 31, 2018 and December 31, 2017, respectively, and 17,740,035 and 17,276,965 shares outstanding at March 31, 2018 and December 31, 2017, respectively)	177,403	172,772
Additional paid-in capital	289,810,437	288,408,976
Accumulated other comprehensive loss	(33,414)	(10,164)
Accumulated deficit	(266,258,883)	(261,781,888)
Subtotal	23,695,543	26,789,696

Treasury stock, at cost (334 shares at March 31, 2018 and December 31, 2017)	(85,188)	(85,188)

Total stockholders’ equity	23,610,355	26,704,508

Total liabilities and stockholders’ equity	$43,998,052	$47,514,433

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Licensing revenue	$125,000	$125,000

Operating expenses:
Research and development	2,741,076	3,475,276
General and administrative	1,665,028	1,468,122
Total operating expenses	4,406,104	4,943,398

Loss from operations	(4,281,104)	(4,818,398)

Other (expense) income:
Loss from change in valuation of earn-out milestone liability	(270,195)	(283,751)
Investment income	73,724	1,991
Interest expense	-	(62,340)
Other income (expense)	580	2,362
Total other (expense) income, net	(195,891)	(341,738)

Net loss	$(4,476,995)	$(5,160,136)

Net loss per common share
Basic and diluted	$(0.25)	$(3.09)

Weighted average shares outstanding
Basic and diluted	17,683,847	1,670,582

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

 CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Other comprehensive loss

Change in unrealized loss on available for sale securities	$(23,250)	$-

Net loss	(4,476,995)	(5,160,136)

Comprehensive loss	$(4,500,245)	$(5,160,136)

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:

Net loss	$(4,476,995)	$(5,160,136)
Non-cash items included in net loss:
Depreciation and amortization	87,171	170,529
Change in fair value of earn-out milestone liability	270,195	283,751
Deferred revenue	(125,000)	(125,000)
Stock-based compensation costs	153,668	117,466
Restricted shares issued	15,840	-
Amortization of deferred finance charges and debt discount associated with notes payable	-	17,685
Change in deferred rent liability	(1,478)	(9,264)
Net changes in:
Accrued interest on investment securities	(12,752)	4,008
Advances, deposits and other current assets	-	62,786
Accounts payable and accrued liabilities	(565,945)	1,508,171
Net cash (used in) operating activities:	(4,655,296)	(3,130,004)

Cash flows from investing activities:
Purchases of investment securities	(5,710,392)	-
Proceeds from sale and maturity of investment securities	-	1,680,000
Purchases of property and equipment	(29,637)	(21,126)
Net cash (used in) provided by investing activities	(5,740,029)	1,658,874

Cash flows from financing activities:
Proceeds from sale of common stock equity, net of issuance costs	1,236,584	4,284,373
Proceeds from exercise of common stock warrants	-	138,563
Principal payments on notes payable	-	(1,106,392)
Net cash provided by (used in) financing activities	1,236,584	3,316,544

(Decrease) increase in cash and cash equivalents	(9,158,741)	1,845,414
Cash and cash equivalents at beginning of period	11,444,055	2,624,162
Cash and cash equivalents at end of period	$2,285,314	$4,469,576

Supplemental disclosures of cash flow information:
Interest paid	$-	$44,655

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

 NOTES TO THE CONDENSED CONSOLIDATED

  FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

Note 1.	Business Description

Celsion Corporation, a Delaware corporation based in Lawrenceville, New Jersey, and its wholly owned subsidiary, CLSN Laboratories, Inc., also a Delaware corporation, referred to herein as “Celsion”, “we”, or “the Company,” as the context requires, is a fully-integrated, development stage oncology drug company focused on developing a portfolio of innovative cancer treatments, including directed chemotherapies, immunotherapies and RNA- or DNA-based therapies. Our lead program is ThermoDox®, a proprietary heat-activated liposomal encapsulation of doxorubicin, currently in Phase III development for the treatment of primary liver cancer. Our product pipeline also includes GEN-1, a DNA-based immunotherapy for the localized treatment of ovarian and brain cancers. Our product pipeline is based on three platform technologies have demonstrated the potential to address a broad range of solid tumor cancer indications including novel nucleic acid-based immunotherapies, anti-cancer DNA or RNA therapies, and heat sensitive liposomal formulations of known chemotherapeutics. With these technologies we are working to develop and commercialize efficient, effective and targeted therapeutics that minimize the side-effects common to cancer treatments.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (SEC) on March 27, 2018.

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

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the Food and Drug Administration. We have not generated significant revenue and have incurred significant net losses in each year since our inception. We have incurred approximately $266 million of cumulated net losses. As of March 31, 2018, we had approximately $20.8 million in cash, investment securities and interest receivable. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

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

With the $20.8 million in cash, investment securities and interest receivable at March 31, 2018, the Company believes it has sufficient capital resources to fund its operations into the third quarter of 2019. The Company will be required to obtain additional funding in order to continue the development of its current product candidates within the anticipated time periods, if at all, and to continue to fund operations. As more fully discussed in Note 11, the Company has $12.2 million available for future sale under a controlled equity offering facility it has with Cantor Fitzgerald & Co. as of March 31, 2018.

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

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09 “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU 2014 - 09 was originally going to be effective on January 1, 2017; however, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. In March 2016, the FASB issued ASU No. 2016 - 8, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. The amendments in this ASU do not change the core principle of ASU No. 2014 - 09 but the amendments clarify the implementation guidance on reporting revenue gross versus net. The effective date for the amendments in this ASU is the same as the effective date of ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Identifying Performance Obligations and Licensing),” to clarify the implementation guidance on identifying performance obligations and licensing (collectively “the new revenue standards”). The new revenue standards allow for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The new revenue standard became effective for us on January 1, 2018. Under the new revenue standards, we recognize revenue following a five-step model prescribed under ASU No. 2014-09;(i) identify contract(s) with a customer;(ii) identify the performance obligations in the contract;(iii) determine the transaction price;(iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. As further described in Note 15, the Company currently has only one contract subject to the new revenue standards. After performance of the five-step model discussed above, the Company concluded the adoption of the new revenue standards as of January 1, 2018 did not change our revenue recognition policy nor does it have an effect on our financial statements using either the full retrospective or the modified retrospective adoption methods.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income (other than those accounted for under the equity method of accounting). This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Based on the Company’s evaluation, the adoption of the ASU 2016-01 does not have a material impact on its consolidated financial statements or its disclosures.

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

In August 2016, the FASB issued Accounting Standard Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update clarifies how certain cash receipts and payments should be presented in the statement of cash flows and is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. Based on the Company’s evaluation, the adoption of the ASU 2016-01 did not have a material impact on its consolidated financial statements or its disclosures.

In November 2016, the FASB issued Accounting Standard Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This update amends the guidance in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. This guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. Based on the Company’s evaluation, the adoption of the ASU 2016 - 01 did not have a material impact on its consolidated financial statements or its disclosures.

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

The total number of shares of common stock issuable respectively upon exercise of warrants, stock option grants and equity awards was 3,655,643 and 2,684,841 shares for the three-month periods ended March 31, 2018 and 2017 respectively. For the three month periods ended March 31, 2018 and 2017, diluted loss per common share was the same as basic loss per common share as all options and all warrants that were exercisable into shares of the Company’s common stock were excluded from the calculation of diluted earnings attributable to common shareholders per common share as their effect would have been anti-dilutive.

Note 6.	Fair Value of Financial Instruments

Short-term investments available for sale of $18,411,162 and $12,724,020 as of March 31, 2018 and December 31, 2017, respectively, consist of money market funds, commercial paper, corporate debt securities, and government agency debt securities. They are valued at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in accumulated other comprehensive loss.

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

A summary of the cost, fair value and maturities of the Company’s short-term investments is as follows:

	March 31, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
Short-term investments
Certificate of deposit	$1,714,375	$1,713,833	$-	$-
Corporate debt securities	16,730,201	16,697,329	12,734,184	12,724,020
Total	$18,444,576	$18,411,162	$12,734,184	12,724,020

	March 31, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
Short-term investment maturities
Within 3 months	$4,996,672	$4,993,850	$-	$-
Between 3-12 months	13,447,904	13,417,312	12,734,184	12,724,020
Total	$18,444,576	$18,411,162	$12,734,184	$12,724,020

Investment income, which includes net realized losses on sales of available for sale securities and investment income interest and dividends, is summarized as follows:

	Three Months Ended March 31,
Description of Securities	2018	2017
Interest and dividends accrued and paid	$69,289	$1,991
Realized gains	4,435	-
Investment income	$73,724	$1,991

The following table shows the Company’s investment securities gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017. The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	March 31, 2018		December 31, 2017
Description of Securities	Fair Value	Unrealized Holding Gains (Losses)	Fair Value	Unrealized Holding Gains (Losses)
Available for Sale (all unrealized holding gains and losses are less than 12 months at date of measurement)
Investments with unrealized gains	$2,239,849	$1,463	$748,148	$570
Investments with unrealized losses	16,171,313	(35,877)	11,975,872	(10,734)
Total	$18,411,162	$(34,414)	$12,724,020	$(10,164)

Note 7.	Fair Value Measurements

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

Cash and cash equivalents, other current assets, accounts payable and other accrued liabilities are reflected in the balance sheet at their estimated fair values primarily due to their short-term nature. There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the three months ended March 31, 2018 or 2017. All changes in Level 3 liabilities were the result of changes in the fair value of the earn-out milestone liability included in earnings (see Note 13).

Assets and liabilities measured at fair value are summarized below:

	Total Fair Value	Quoted Prices In Active Markets For Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Recurring items as of March 31, 2018
Investment securities, available for sale	$18,411,162		$18,411,162	─	$	─

Recurring items as of December 31, 2017
Investment securities, available for sale	$12,724,020		$12,724,020	─	$	─

Liabilities:
Recurring items as of March 31, 2018
Earn-out milestone liability (Note 13)	$12,808,720	$	─	─		$12,808,720

Recurring items as of December 31, 2017
Earn-out milestone liability (Note 13)	$12,538,525	$	─	─		$12,538,525

Note 8.	Acquisition of EGEN Assets

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

The total purchase price for the asset acquisition is up to $44.4 million, including potential future earnout payments of up to $30.4 million contingent upon achievement of certain earnout milestones set forth in the Asset Purchase Agreement. At the closing, we paid approximately $3.0 million in cash after the expense adjustment and issued 193,728 shares of our common stock to EGEN. The shares of common stock were issued in a private transaction exempt from registration under the Securities Act, pursuant to Section 4 (2) thereof. In addition, 47,862 shares of common stock were held back by us at the closing and are issuable to EGEN pending satisfactory resolution of any post-closing adjustments for expenses or in relation to EGEN’s indemnification obligations under the Asset Purchase Agreement. These shares were issued on June 16, 2017.

After its review in 2016, management concluded that there was no immediate opportunity to out-license TheraSilence. As a result of this analysis, the earnout payments were adjusted prior to 2017 and are now up to $24.4 million that may become payable, in cash, shares of our common stock or a combination thereof, at our option, upon achievement of two major milestone events as follows:

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

As no indicators of impairment existed during the first quarter of 2018, the Company concluded none of the other IPR&D assets were impaired at March 31, 2018.

Pursuant to the EGEN Purchase Agreement, EGEN provided certain covenants (“Covenant Not To Compete”) to the Company whereby EGEN agreed, during the period ending on the seventh anniversary of the closing date of the acquisition on June 20, 2014, not to enter into any business, directly or indirectly, which competes with the business of the Company nor will it contact, solicit or approach any of the employees of the Company for purposes of offering employment. The Covenant Not To Compete which was valued at approximately $1.6 million at the date of the EGEN acquisition has a definitive life and is amortized on a straight-line basis over its life of 7 years. The Company recognized amortization expense of $56,829 in each of the three months ended March 31, 2018 and 2017. The fair value of the Covenant Not to Compete was $738,779 net of $852,435 accumulated amortization as of March 31, 2018 and $795,608 net of $795,606 accumulated amortization as of December 31, 2017

The purchase price exceeded the estimated fair value of the net assets acquired by approximately $2.0 million which was recorded as Goodwill. Goodwill represents the difference between the total purchase price for the net assets purchased from EGEN and the aggregate fair values of tangible and intangible assets acquired, less liabilities assumed. Goodwill is reviewed for impairment at least annually as of our third quarter ended September 30 or sooner if we believe indicators of impairment exist. As of September 30, 2017, we concluded that the Company’s fair value exceeded its carrying value therefore “it is not more likely than not” that the Goodwill was impaired.

Note 9.	Accrued Liabilities

Other accrued liabilities at March 31, 2018 and December 31, 2017 include the following:

	Year Ended December 31,
	2018	2017
Amounts due to contract research organizations and other contractual agreements	$837,955	$665,373
Accrued payroll and related benefits	550,143	1,258,265
Accrued professional fees	308,748	264,668
Other	20,021	94,521
Total	$1,716,867	$2,282,827

Note 10.	Note Payable

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

The obligations under the Hercules Credit Agreement are in the form of secured indebtedness bearing interest at a calculated prime-based variable rate (11.25% per annum since inception through December 17, 2015, 11.50% from December 18, 2015 through December 15, 2016 and 11.75% since). Payments under the loan agreement were interest only for the first twelve months after loan closing, followed by a 30 -month amortization period of principal and interest through the scheduled maturity date of June 1, 2017. In connection with the Hercules Credit Agreement, the Company incurred cash expenses of $122,378 which were recorded as deferred financing fees.  These deferred financing fees were amortized as interest expense using the effective interest method over the life of the loan.  In addition, the Company paid loan origination fees of $230,000 which has been classified as debt discount. This amount is being amortized as interest expense using the effective interest method over the life of the loan.

As a fee associated with the Hercules Credit Agreement, the Company issued Hercules a warrant for a total of 6,963 shares of the Company’s common stock (the Hercules Warrant) at a per share exercise price of $50.26, exercisable for cash or by net exercise from November 25, 2013. Upon the closing of the second tranche on June 10, 2014, this warrant became exercisable for an additional 6,963 shares of the Company’s common stock. The Hercules Warrant will expire November 25, 2018. Hercules has certain rights to register the common stock underlying the Hercules Warrant pursuant to a Registration Rights Agreement with the Company dated November 25, 2013. The registration rights expire on the date when such stock may be sold under Rule 144 without restriction or upon the first-year anniversary of the registration statement for such stock, whichever is earlier. The common stock issuable pursuant to the Hercules Warrant was filed pursuant to Rule 415 under the Securities Act of 1933 on the Prospectus for Registration Statement No. 333 - 193936 and was declared effective on September 30, 2014. The Company valued the Hercules Warrants issued using the Black-Scholes option pricing model and recorded a total of $476,261 as a direct deduction from the debt liability consistent with the presentation of a debt discount and are being amortized as interest expense using the effective interest method over the life of the loan.  Also, in connection with each of the $5.0 million tranches, the Company was required to pay an end of term charge equal to 3.5% of each original loan amount at time of maturity. Therefore, these amounts totaling $350,000 were amortized as interest expense using the effective interest method over the life of the loan. For the three-month period ended March 31, 2017 the Company incurred $44,655 in interest expense and amortized $17,685 as interest expense for deferred fees, debt discount and end of term charges in connection with the Hercules Credit Agreement.

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

At the 2016 Annual Meeting of Stockholders of the Company in June 2016, the Company’s stockholders approved an increase in the number of the authorized shares of the Company’s common stock from 75,000,000 shares to 112,500,000 shares. The number of the authorized shares of preferred stock remains at 100,000 shares. The aggregate number of shares of all classes of stock that the Company may issue, after giving effect to such amendment as approved by the stockholders, will be 112,600,000 shares.

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

Common Stock Warrants

As of March 31, 2018, and December 31, 2017, the Company had outstanding warrants to purchase 3,058,402 shares of common stock with a weighted average exercise price of $5.29. These warrants had weighted average remaining contractual terms of 3.3 years as of March 31, 2018.

Controlled Equity Offering

On February 1, 2013, the Company entered into a Controlled Equity Offering SM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which Celsion may offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (the “ATM Shares”) pursuant to the Company’s previously filed and effective Registration Statement on Form S-3. Under the ATM Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Capital Market, on any other existing trading market for our common stock or to or through a market maker.  From February 1, 2013 through March 31, 2018, the Company sold and issued an aggregate of 1,784,396 shares of common stock under the ATM Agreement, receiving approximately $12.8 million in gross proceeds.

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

On October 2, 2015 and again on February 6, 2018, we filed prospectus supplements to the base prospectus that forms a part of the 2015 Shelf Registration Statement, pursuant to which we may offer and sell up to $17.5 million of shares collectively of common stock from time to time under the ATM Agreement. In January 2018 and thus far in 2018, we have sold 457,070 shares of common stock for net proceeds of $1.3 million under the ATM. As of the date of this filing, we have approximately $12.2 million remaining under the ATM.

Note 12.	Stock-Based Compensation

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

The Celsion Corporation 2007 Stock Incentive Plan (the 2007 Plan), as adopted and amended, permits the granting of 688,531 shares of stock as equity awards in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, and performance awards, or in any combination of the foregoing.  Prior to the adoption of the 2007 Plan, the Company adopted two stock plans for directors, officers and employees (one in 2001 and another in 2004) under which 21,164 shares collectively were reserved for future issuance under both of these plans.  As these plans have been superseded by the 2007 Plan, any options previously granted which expired, were forfeited, or canceled under these plans were rolled into the 2007 Plan.

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

As of March 31, 2018, there were a total of 705,893 shares reserved, which were comprised of 597,241 equity awards granted and 102,652 equity awards available for future issuance.

Total compensation cost charged related to employee stock options and restricted stock awards amounted to $169,508 and $117,466 for the three-month periods ended March 31, 2018 and 2017, respectively.  As of March 31, 2018, there was $0.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 0.9 years. The weighted average grant-date fair values of the stock option awards granted during three-month periods ended March 31, 2018 was $2.27. No stock option awards or restricted stock grants were granted during the three-month period ended March 31, 2017.

A summary of stock option awards and restricted stock grants for the three months ended March 31, 2018 is presented below:

	Stock Options		Restricted Stock Awards		Weighted Average
Equity Awards	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Contractual Terms of Equity Awards (in years)

Equity awards outstanding at January 1, 2018	703,442	$10.34	–	$–

Equity awards granted	7,500	$2.52	6,000	$2.64

Vested and issued	–	$–	(6,000)	$2.64

Equity awards forfeited, cancelled or expired	(113,701)	$40.23	–	$–

Equity awards outstanding at March 31, 2018	597,241	$4.48	–	$–	9.1

Aggregate intrinsic value of outstanding awards at March 31, 2018	$2,750		$–

Equity awards exercisable at March 31, 2018	320,877	$5.79			9.0

Aggregate intrinsic value of awards exercisable at March 31, 2018	$–

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

Three months ended
March 31, 2018
Risk-free interest rate	2.82%
Expected volatility	99.9%
Expected life (in years)	10
Expected dividend yield	0.0%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. The risk-free interest rate is derived from values assigned to U.S. Treasury bonds with terms that approximate the expected option lives in effect at the time of grant. Starting in 2017, the Company elected to account for any forfeitures when they occur. The expiration of each option granted in fiscal year 2018 was used as the expected life.

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

As of March 31, 2018, and December 31, 2017, the Company fair valued these milestones at $12.8 million and $12.5 million, respectively, and recognized a non-cash charge of $270,195 during the three months ended March 31, 2018 as a result of the change in the fair value of these milestones from December 31, 2015. As of March 31, 2017, and December 31, 2016, the Company fair valued these milestones at $13.5 million and $13.2 million, respectively, and recognized a non-cash charge of $283,751 during the three months ended March 31, 2017 as a result of the change in the fair value of these milestones from December 31, 2016.

The following is a summary of the changes in the earn-out milestone liability for 2018:

Balance at January 1, 2018	$12,538,525
Non-cash charge from the adjustment for the change in fair value included in net loss	270,195
Balance at March 31, 2018	$12,808,720

The following is a schedule of the Company’s risk-adjustment assessment of each milestone:

Date	Risk-adjustment Assessment of each Milestone			Discount Rate	Estimated Time to Achieve (in years)

March 31, 2018	35%	to	80%	9%	1.08	to	1.25
December 31, 2017	35%	to	80%	9%	1.33	to	1.50
March 31, 2017	50%	to	80%	9%	1.75	to	2.25
December 31, 2016	50%	to	80%	9%	2.00	to	2.50

Note 14.	Contingent Liabilities and Commitments

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

In connection with the EGEN Asset Purchase Agreement in June 2014, the Company assumed the existing lease with another landlord for an 11,500 square foot premises located in Huntsville Alabama. This lease expired at the end of January 2018. In January 2018, the Company and this landlord entered into a new 60-month lease which reduced the premises to 9,049 square feet with rent payments of approximately $18,100 per month.

Note 15.	Technology Development and Licensing Agreements

On May 7, 2012, the Company entered into a long-term commercial supply agreement with Zhejiang Hisun Pharmaceutical Co. Ltd. (Hisun) for the production of ThermoDox® in the China territory.  In accordance with the terms of the agreement, Hisun will be responsible for providing all of the technical and regulatory support services, including the costs of all technical transfer, registration and bioequivalence studies, technical transfer costs, Celsion consultative support costs and the purchase of any necessary equipment and additional facility costs necessary to support capacity requirements for the manufacture of ThermoDox®.  Celsion will repay Hisun for the aggregate amount of these development costs and fees commencing on the successful completion of three registration batches of ThermoDox®.  Hisun is also obligated to certain performance requirements under the agreement.  The agreement will initially be limited to a percentage of the production requirements of ThermoDox® in the China territory with Hisun retaining an option for additional global supply after local regulatory approval in the China territory.  In addition, Hisun will collaborate with Celsion around the regulatory approval activities for ThermoDox® with the China State Food and Drug Administration (CHINA FDA).  During the first quarter of 2015, Hisun completed the successful manufacture of three registration batches of ThermoDox®.

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

Forward-Looking Statements

Statements and terms such as “expect”, “anticipate”, “estimate”, “plan”, “believe” and words of similar import regarding our expectations as to the development and effectiveness of our technologies, the potential demand for our products, and other aspects of our present and future business operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, readers should specifically consider the various factors contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (SEC) on March 27, 2018, which factors include, without limitation, plans and objectives of management for future operations or programs or proposed new products or services; changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing; possible changes in capital structure, financial condition, working capital needs and other financial items; changes in approaches to medical treatment; clinical trial analysis and future plans relating thereto; our ability to realize the full extent of the anticipated benefits of our acquisition of substantially all of the assets of EGEN, Inc., including achieving operational cost savings and synergies in light of any delays we may encounter in the integration process and additional unforeseen expenses; introduction of new products by others; possible licenses or acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, partners, competitors and regulatory authorities. These and other risks and uncertainties could cause actual results to differ materially from those indicated by forward-looking statements.

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

On April 9, 2018, the Company announced that the independent Data Monitoring Committee (DMC) for the Company's OPTIMA Study completed its last regularly scheduled review of the patients enrolled in the trial and has unanimously recommended that the OPTIMA Study continue according to protocol to its final data readout. The DMC’s recommendation was based on the Committee’s assessment of safety and data integrity of the first 75% of patients randomized in the trial as of February 5, 2018. The DMC reviewed study data at regular intervals, with the primary responsibilities of ensuring the safety of all patients enrolled in the study, the quality of the data collected, and the continued scientific validity of the study design. As part of its review of the first 413 patients, the DMC monitored a quality matrix relating to the total clinical data set, confirming the timely collection of data, that all data are current as well as other data collection and quality criteria.

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

On November 29, 2016, the Company announced the results of an independent analysis conducted by the National Institutes of Health (the “NIH”) from the HEAT Study which reaffirmed the correlation between increased RFA burn time per tumor volume and improvements in overall survival. The NIH analysis, which sought to evaluate the correlation between RFA burn time per tumor volume (min/ml) and clinical outcome, concluded that increased burn time per tumor volume significantly improved overall survival in patients treated with RFA plus ThermoDox® compared to patients treated with RFA alone. For all patients with single lesions treated with RFA plus ThermoDox®:

●	One-unit increase in RFA duration per tumor volume improved overall survival by 20% (p=0.017; n=227);

●	More significant differences in subgroup of patients with RFA burn times per tumor volume greater than 2.5 minutes per ml;

●	Cox multiple covariate analysis showed overall survival to be significant (p=0.038; Hazard Ratio = 0.85); and

●	Burn time per tumor volume did not have a significant effect on overall survival in single lesion patients treated with RFA only.

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

The DIGNITY Study. On December 14, 2015, we announced final data from our ongoing DIGNITY study, which is an open-label, dose-escalating Phase II trial of ThermoDox® in patients with recurrent chest wall breast cancer. The DIGNITY Study was designed to establish a safe therapeutic dose in Phase I, and to demonstrate local control in Phase II, including complete and partial responses, and stable disease as its primary endpoint. The DIGNITY Study was also designed to evaluate kinetics in ThermoDox® produced from more than one manufacturing site. Of the 29 patients enrolled and treated, 21 patients were eligible for evaluation of efficacy. Approximately 62% of evaluable patients experienced a local response, including six complete responses and seven partial responses.

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

After its review in 2016, management concluded that there was no immediate opportunity to out-license TheraSilence. As a result of this analysis, the earnout payments were adjusted prior to 2017 and are now up to $24.4 million that may become payable, in cash, shares of our common stock or a combination thereof, at our option, upon achievement of two major milestone events as follows:

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

GEN-I OVATION Study. In February 2015, we announced that the FDA accepted, without objection, the Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer (the OVATION Study). On September 30, 2015, we announced enrollment of the first patient in the OVATION Study. The OVATION Study is designed to (i) to identify a safe, tolerable and potentially therapeutically active dose of GEN-1 by recruiting and maximizing an immune response and (ii) to enroll three to six patients per dose level and will evaluate safety and efficacy and attempt to define an optimal dose for a follow-on Phase I/II study.   In addition, the OVATION Study establishes a unique opportunity to assess how cytokine-based compounds such as GEN-1, directly affect ovarian cancer cells and the tumor microenvironment in newly diagnosed patients. The study is designed to characterize the nature of the immune response triggered by GEN-1 at various levels of the patients' immune system, including:

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

Key translational research findings from all evaluable patients are consistent with the earlier reports from partial analysis of the data and are summarized below:

●

The intraperitoneal treatment of GEN-1 in conjunction with neoadjuvant chemotherapy resulted in dose dependent increases in IL-12 and Interferon-gamma (IFN-g) levels that were predominantly in the peritoneal fluid compartment with little to no changes observed in the patients' systemic circulation. These and other post-treatment changes including decreases in VEGF levels in peritoneal fluid are consistent with an IL-12 based immune mechanism;

●

Consistent with the previous partial reports, the effects observed in the IHC analysis were pronounced decreases in the density of immunosuppressive T-cell signals (Foxp3, PD-1, PDL-1, IDO-1) and increases in CD8+ cells in the tumor microenvironment;

●

The ratio of CD8+ cells to immunosuppressive cells was increased in approximately 75% of patients suggesting an overall shift in the tumor microenvironment from immunosuppressive to pro-immune stimulatory following treatment with GEN-1.  An increase in CD8+ to immunosuppressive T-cell populations is a leading indicator and believed to be a good predictor of improved overall survival; and

●

Analysis of peritoneal fluid by cell sorting, not reported before, shows treatment-related decrease in the percentage of immunosuppressive T-cell (Foxp3+), which is consistent with the reduction of Foxp3+ T-cells in the primary tumor tissue, and a shift in tumor naïve CD8+ cell population to more efficient tumor killing memory effector CD8+ cells.

The Company also reported positive clinical data from the first fourteen patients who have completed treatment in the OVATION Study.  GEN-1 plus standard chemotherapy produced positive clinical results, with no dose limiting toxicities and positive dose dependent efficacy signals which correlate well with positive surgical outcomes as summarized below:

●

Of the fourteen patients treated in the entire study, two patients demonstrated a complete response, ten patients demonstrated a partial response and two patients demonstrated stable disease, as measured by RECIST criteria. This translates to a 100% disease control rate ("DCR") and an 86% objective response rate ("ORR").   Of the five patients treated in the highest dose cohort, there was a 100% objective response rate with one complete response and four partial responses;

●

Fourteen patients had successful resections of their tumors, with nine patients (64%) having an R0 resection, which indicates a microscopically margin-negative resection in which no gross or microscopic tumor remains in the tumor bed. Seven out of eight (87%) patients in the highest two dose cohorts experienced a R0 surgical resection. All five patients treated at the highest dose cohort experienced a R0 surgical resection;

●

All patients experienced a clinically significant decrease in their CA-125 protein levels as of their most recent study visit. CA-125 is used to monitor certain cancers during and after treatment. CA-125 is present in greater concentrations in ovarian cancer cells than in other cells; and

●

Of the 13 patients who received GEN-1 treatment in all four dose escalating cohorts, only five patients' cancers have progressed as of March 31, 2018.  Median PFS for all 13 patients in the OVATION Study is 21.4 months as of March 15, 2018 and counting. This compares favorably to the historical median progression-free survival of 12 months for newly diagnosed patients with Stage III and IV ovarian cancer that undergo neoadjuvant chemotherapy followed by interval debulking surgery.

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

On November 13, 2017, the Company filed its Phase I/II clinical trial protocol with the U.S. Food and Drug Administration for GEN-1 for the localized treatment of ovarian cancer. The protocol is designed with a single dose escalation phase to 100 mg/m² to identify a safe and tolerable dose of GEN-1 while maximizing an immune response. The 12 patient Phase I portion of the study will be followed by a continuation at the selected dose in up to 118 patient randomized Phase II study. GEN-1 has demonstrated positive safety and efficacy data in the recently completed dose escalation Phase IB trial in combination with neoadjuvant chemotherapy.

The study protocol was unanimously supported by an expert medical advisory board and lead investigators from the Phase IB OVATION Study and is summarized below:

●	Open label, 1:1 randomized design;

●	Enrollment up to 130 patients with Stage III/IV ovarian cancer patients at ten U.S. centers; and

●	Primary endpoint of improvement in progression-free survival (PFS) comparing GEN-1 with neoadjuvant chemotherapy versus neoadjuvant chemotherapy alone.

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

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the Food and Drug Administration. We have not generated significant revenue and have incurred significant net losses in each year since our inception. We have incurred approximately $266 million of cumulated net losses. As of March 31, 2018, we had approximately $20.8 million in cash, investment securities and interest receivable. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

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

With the $20.8 million in cash, investment securities and interest receivable at March 31, 2018, the Company believes it has sufficient capital resources to fund its operations into the third quarter of 2019. The Company will be required to obtain additional funding in order to continue the development of its current product candidates within the anticipated time periods, if at all, and to continue to fund operations. As more fully discussed in Note 11, the Company has $12.2 million available for future sale under a controlled equity offering facility it has with Cantor Fitzgerald & Co. as of March 31, 2018.

Financing Overview

Equity and Debt Financings

During 2017 and thus far in 2018, we issued a total of 15.4 million shares of common stock; in the following equity transactions for an aggregate $43.9 million in gross proceeds.

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

●

We are a party to a Controlled Equity OfferingSM Sales Agreement (ATM) dated as of February 1, 2013 with Cantor Fitzgerald & Co., pursuant to which we may sell additional shares of our common stock having an aggregate offering price of up to $25 million through “at-the-market” equity offerings from time to time. From February 1, 2013 through December 31, 2016, the Company sold and issued an aggregate of 105,681 shares of common stock under the ATM, receiving approximately $7.4 million in net proceeds. During 2017, the Company sold 1,221,348 shares of common stock under the ATM, receiving approximately $3.9 million in net proceeds. Thus far in 2018, the Company sold 457,070 shares of common stock under the ATM, receiving approximately $1.2 million in net proceeds. On October 2, 2015 and again on February 6, 2018, we filed prospectus supplements to the base prospectus that forms a part of the 2015 Shelf Registration Statement, pursuant to which we may offer and sell up to $17.5 million of shares collectively of common stock from time to time under the ATM Agreement. We had $12.2 million available for sale under the ATM Agreement as of March 31, 2018.

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

Significant Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our 2017 Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 27, 2018.

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09 “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU 2014 - 09 was originally going to be effective on January 1, 2017; however, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year to January 1, 2018.  In March 2016, the FASB issued ASU No. 2016 - 8, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. The amendments in this ASU do not change the core principle of ASU No. 2014 - 09 but the amendments clarify the implementation guidance on reporting revenue gross versus net. The effective date for the amendments in this ASU is the same as the effective date of ASU No. 2014-09.  In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Identifying Performance Obligations and Licensing),” to clarify the implementation guidance on identifying performance obligations and licensing (collectively “the new revenue standards”). The new revenue standards allow for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The new revenue standard became effective for us on January 1, 2018. Under the new revenue standards, we recognize revenue following a five-step model prescribed under ASU No. 2014-09;(i) identify contract(s) with a customer;(ii) identify the performance obligations in the contract;(iii) determine the transaction price;(iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.  As further described in Note 15, the Company currently has only one contract subject to the new revenue standards.  After performance of the five-step model discussed above, the Company concluded the adoption of the new revenue standards as of January 1, 2018 did not change our revenue recognition policy nor does it have an effect on our financial statements using either the full retrospective or the modified retrospective adoption methods.

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

FINANCIAL REVIEW FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

Results of Operations

For the three months ended March 31, 2018, our net loss was $4.5 million compared to a net loss of $5.2 million for the same period of 2017. With the $20.8 million in cash and investments on hand at March 31, 2018, the Company believes it has sufficient capital resources to fund its operations well into the third quarter of 2019.

	Three Months Ended March 31,
	(In thousands)		Change Increase (Decrease)
	2018	2017		%
Licensing Revenue:	$125	$125	$–	–%

Operating Expenses:
Clinical Research	1,884	2,634	(750)	(28.5)%
Chemistry, Manufacturing and Controls	857	841	16	1.9%
Research and development	2,741	3,475	(734)	(21.1)%
General and administrative	1,665	1,468	197	13.4%
Total operating expenses	4,406	4,943	(537)	(10.9)%
Loss from operations	$(4,281)	$(4,818)	$537	11.1%

Comparison of the Three Months ended March 31, 2018 and 2017

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten-year term of the agreement; therefore, we recorded deferred revenue of $125,000 in each of the first quarters of 2018 and 2017.

Research and Development Expenses

Research and development (R&D) expenses decreased by $0.7 million to $2.7 million in the first quarter of 2018 from $3.5 million in the same period of 2017.  Costs associated with the OPTIMA Study decreased by $0.3 million to $1.3 million in the first quarter of 2018 compared to $1.6 million in the same period of 2017. Other clinical costs decreased by $0.4 million to $0.5 million in the first quarter of 2018 compared to $0.9 million in the same period of 2017. Costs associated with the OVATION Studies remained relatively unchanged at $0.1 million in each of the first quarters of 2018 and 2017. Preclinical and regulatory costs were insignificant in each of the first quarters of 2018 and 2017. Costs associated with the production and distribution of ThermoDox® to support the OPTIMA Study remained unchanged at $0.3 million in each of the first quarters of 2018 and 2017. R&D costs associated with the development of GEN-1 to support the OVATION Studies increased by $0.1 million to $0.6 million in the first quarter of 2018 compared to $0.5 million in the same period of 2017. The Company announced the completion of enrollment of all cohorts of the OVATION I Study in July 2017 and reported final clinical and translational research data in October 2017 and expects to initiate enrollment in the Phase I/II OVATION II Study in the second quarter of 2018.

General and Administrative Expenses

General and administrative (G&A) expenses increased to $1.7 million in the first quarter of 2018 compared to $1.5 million in the same period of 2017. This increase is mostly attributable to an increase in professional fees of approximately $0.1 million and an increase compensation expense which includes $0.1 million in non-cash stock compensation expense in the first quarter of 2018 compared to the same period of 2017.

Change in Earn-out Milestone Liability

The total aggregate purchase price for the acquisition of assets from EGEN included potential future earn-out payments contingent upon achievement of certain milestones. The difference between the aggregate $30.4 million in future earn-out payments and the $13.9 million included in the fair value of the acquisition consideration at June 20, 2014 was based on the Company's risk-adjusted assessment of each milestone and utilizing a discount rate based on the estimated time to achieve the milestone. These milestone payments are fair valued at the end of each quarter and any change in their value will be recognized in the condensed consolidated financial statements. As of March 31, 2018, the Company fair valued these milestones at $12.8 million and recognized a non-cash charge of $0.3 million in the first quarter of 2018 as a result of the change in the fair value of these milestones from $12.5 million at December 31, 2017. At March 31, 2017, the Company fair valued these milestones at $13.5 million and recognized a non-cash charge of $0.3 million in the first quarter of 2017 as a result of the change in the fair value of these milestones from $13.2 million at December 31, 2016.

Investment income and interest expense

The Company realized $0.1 million of interest income from its short-term investments during the first quarter of 2018. Investment income was negligible in first quarter of 2017.

In connection with its debt facilities, the Company incurred $0.1 million in interest expense in the first quarter of 2017. The loan balance and end of term charges on its debt facilities were paid in full in June 2017. The Company did not have any interest expense in the first quarter of 2018.

Financial Condition, Liquidity and Capital Resources

Since inception we have incurred significant losses and negative cash flows from operations.  We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities and amounts received under our product licensing agreement with Yakult and our technology development agreement with Hisun. The process of developing and commercializing ThermoDox®, GEN-1 and other product candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts.  We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future.  Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $266 million at March 31, 2018.

At March 31, 2018 we had total current assets of $20.9 million (including cash, cash equivalents and short-term investments and related interest receivable on short-term investments of $20.8 million) and current liabilities of $5.6 million, resulting in net working capital of $15.3 million. At December 31, 2017 we had total current assets of $24.3 million (including cash, cash equivalents and short-term investments and related interest receivable on short-term investments of $24.2 million) and current liabilities of $6.2 million, resulting in net working capital of $18.1 million.

We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

Net cash used in operating activities for the first three months of 2018 was $4.7 million.  Our 2018 net loss of $4.7 million for the three-month period ended March 31, 2018 included (i) $0.1 million in non-cash stock-based compensation expense and (ii) $0.3 million in a non-cash charge based on the change in the earn-out milestone liability.  The $4.7 million net cash used in operating activities was mostly funded from cash and cash equivalents.

Net cash provided by financing activities was $1.2 million during the three-month period ended March 31, 2018 from the sale of our common stock through our ATM Facility.

We expect to seek additional capital through further public or private equity offerings, debt financing, additional strategic alliance and licensing arrangements, collaborative arrangements, or some combination of these financing alternatives. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders could be significantly diluted and the newly issued equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities may have rights, preferences, and privileges senior to those of our common stock.  If we seek strategic alliances, licenses, or other alternative arrangements, such as arrangements with collaborative partners or others, we may need to relinquish rights to certain of our existing or future technologies, product candidates, or products we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, product candidates, or products on terms that are not favorable to us.  The overall status of the economic climate could also result in the terms of any equity offering, debt financing, or alliance, license, or other arrangement being even less favorable to us and our stockholders than if the overall economic climate were stronger.   We also will continue to look for government sponsored research collaborations and grants to help offset future anticipated losses from operations and, to a lesser extent, interest income.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet financing arrangements.  In July 2011, we entered into a lease with Brandywine Operating Partnership, L.P., a Delaware limited partnership for a 10,870 square foot premises located in Lawrenceville, New Jersey in connection with the relocation of our offices from Columbia, Maryland.  In late 2015, Lenox Drive Office Park LLC, purchased the real estate and office building and assumed the lease. Under the current terms of the lease, which was amended effective May 1, 2017 and is set to expire on September 1, 2022, we reduced the size of the premises to 7,565 square feet and are paying a monthly rent that ranges from approximately $18,900 in the first year to approximately $20,500 in the final year of the amendment. We also have a one-time option to cancel the lease as of the 24th month after the commencement date of the amendment. In connection with the Asset Purchase Agreement, in June 2014, we assumed the existing lease with another landlord for an 11,500 square foot premises located in Huntsville, Alabama. In January 2018, we entered into a new 60-month lease agreement for 9,049 square feet with rent payments of approximately $18,100 per month. Other than this lease amendment, there were no material changes during the three months ended March 31, 2018 to our operating leases, which are disclosed in the contractual commitments table in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on March 27, 2018 with the Securities and Exchange Commission.

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

Item 4.    CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2018, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the Securities and Exchange Commission.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following is a summary of the risk factors, uncertainties and assumptions that we believe are most relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ significantly from expected or historical results and our forward-looking statements. We note these factors for investors as permitted by Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. Additional risks that we currently believe are immaterial may also impair our business operations. Investors should carefully consider the risks described below before making an investment decision, and understand that it is not possible to predict or identify all such factors. Consequently, investors should not consider the following to be a complete discussion of all potential risks or uncertainties that may impact our business. Moreover, we operate in a competitive and rapidly changing environment.  New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.  The description provided in this Item 1A includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on March 27, 2018 with the Securities and Exchange Commission (SEC). In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report and our other filings made from time to time with the SEC.

RISKS RELATED TO OUR BUSINESS

We have a history of significant losses from operations and expect to continue to incur significant losses for the foreseeable future.

Since our inception, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $266 million at March 31, 2018. For the years ended December 31, 2016 and 2017, and for the three months ended March 31, 2018, we incurred a net loss of $22.1 million, $20.4 million and $4.5 million, respectively. We currently have no product revenue and do not expect to generate any product revenue for the foreseeable future. Because we are committed to continuing our product research, development, clinical trial and commercialization programs, we will continue to incur significant operating losses unless and until we complete the development of ThermoDox®, GEN-1 and other new product candidates and these product candidates have been clinically tested, approved by the United States Food and Drug Administration (FDA) and successfully marketed. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, us or our collaborators successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third party alternatives for any approved product and raising sufficient funds to finance business activities. If we or our collaborators are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Drug development is an inherently uncertain process with a high risk of failure at every stage of development. Our lead drug candidate failed to meets its primary endpoint in the Phase III HEAT Study.

On January 31, 2013, we announced that our lead product ThermoDox® in combination with radiofrequency ablation (RFA) failed to meet the primary endpoint of the Phase III clinical trial for primary liver cancer, known as the HEAT Study. We have not completed our final analysis of the data and do not know the extent to which, if any, the failure of ThermoDox® to meet its primary endpoint in the Phase III trial could impact our other ongoing studies of ThermoDox® including a pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox® in combination with RFA in primary liver cancer, known as the OPTIMA Study, which we launched in the first half of 2014. The trial design of the OPTIMA Study is based on the overall survival data from the post-hoc analysis of results from the HEAT Study. ThermoDox® is also being evaluated in a Phase II clinical trial for recurrent chest wall breast cancer and other preclinical studies. In addition, we have initiated a Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer, known as the OVATION Study, and plan to expand our ovarian cancer development program to include a Phase I dose escalating trial evaluating GEN-1 , and plan to expand our ovarian cancer development program to include a Phase I/II dose escalating trial evaluating GEN-1, known as the OVATION II Study, in ovarian cancer patients.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. Since our inception, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $266 million at March 31, 2018. For the years ended December 31, 2016 and 2017 and the three months ended March 31, 2018, we incurred a net loss of $22.1 million, $20.4 million and $4.5 million, respectively. As of March 31, 2018, we had approximately $20.8 million in cash and short-term investments including interest receivable.

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

Even if our product candidates initially show promise in these early clinical trials, the side effects of drugs are frequently only detectable after they are tested in large, Phase III clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. Sometimes, it can be difficult to determine if the serious adverse or unexpected side effects were caused by the product candidate or another factor, especially in oncology subjects who may suffer from other medical conditions and be taking other medications. If serious adverse or unexpected side effects are identified during development and are determined to be attributed to our product candidate, we may be required to develop a Risk Evaluation and Mitigation Strategy (REMS) to mitigate those serious safety risks, which could impose significant distribution and use restrictions on our products.

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

We have devoted our resources to developing a new generation of products and will not be able to market these products until we have completed clinical trials and obtain all necessary governmental approvals. Our lead product candidate, ThermoDox® and the product candidates we purchased in our acquisition of EGEN, Inc., including GEN-1, are still in various stages of development and trials and cannot be marketed until we have completed clinical testing and obtained necessary governmental approval. Following our announcement on January 31, 2013 that the HEAT Study failed to meet its primary endpoint of progression free survival, we continued to follow the patients enrolled in the HEAT Study to the secondary endpoint, overall survival. Based on the overall survival data from the post-hoc analysis of results from the HEAT Study, we launched a pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox® in combination with RFA in primary liver cancer, known as the OPTIMA Study, in the first half of 2014. ThermoDox® is currently also being evaluated in a Phase II clinical trial for the treatment of recurrent chest wall breast cancer, known as the DIGNITY Study, and other preclinical studies. GEN-1 is currently in an early stage of clinical development for the treatment of ovarian cancer. We conducted a Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer starting in the second half of 2015 and plan to expand our ovarian cancer development program to include a Phase I dose escalating trial evaluating GEN-1 in ovarian cancer patients and additional trials in newly diagnosed ovarian cancer patients. The delivery technology platforms, TheraPlas and TheraSilence, are in preclinical stages of development. Accordingly, our revenue sources are, and will remain, extremely limited until our product candidates are clinically tested, approved by the FDA or foreign regulatory agencies and successfully marketed. We cannot guarantee that any of our product candidates will be approved by the FDA or any foreign regulatory agency or marketed, successfully or otherwise, at any time in the foreseeable future or at all.

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

We have obtained Orphan Drug Designation for ThermoDox® and may seek Orphan Drug Designation for other product candidates, but we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.

ThermoDox® has been granted orphan drug designation for primary liver cancer in both the U.S. and Europe. As part of our business strategy, we may seek Orphan Drug Designation for other product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States.

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

Our employees, clinical trial investigators, CROs, consultants, vendors and any potential commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, clinical trial investigators, CROs, consultants, vendors and any potential commercial partners. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) FDA laws and regulations or those of comparable foreign regulatory authorities, including those laws that require the reporting of true, complete and accurate information, (ii) manufacturing standards, (iii) federal and state health and data privacy, security, fraud and abuse, government price reporting, transparency reporting requirements, and other healthcare laws and regulations in the United States and abroad, or (iv) laws that require the true, complete and accurate reporting of financial information or data. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. Our January 31, 2013 announcement that the HEAT Study failed to meet its primary endpoint has resulted in significant volatility and a steep decline in the price of our common stock, a level of decline that could result in securities litigation. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospect.  The closing price of our common stock as reported on The NASDAQ Capital Market had a high price of $27.02 and a low price of $4.20 in the 52-week period ended December 31, 2016, a high price of $7.14 and a low price of $1.28 in the 52-week period ended December 31, 2017, and a high price of $3.13 and a low price of $1.95 from January 1, 2018 through May 10, 2018. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of May 10, 2018, we had 17,740,035 shares of common stock outstanding, all of which shares, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, all of the shares of common stock issuable upon exercise of warrants will be freely tradable without restriction or further registration upon issuance.

Our stockholders may experience significant dilution as a result of future equity offerings or issuances and exercise of outstanding options and warrants.

In order to raise additional capital or pursue strategic transactions, we may in the future offer, issue or sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock, including the issuance of common stock in relation to the achievement, if any, of milestones triggering our payment of earn-out consideration in connection with the EGEN acquisition. Our stockholders may experience significant dilution as a result of future equity offerings or issuances. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders. As of May 10, 2018, we have a significant number of securities convertible into, or allowing the purchase of, our common stock, including 3,058,402 shares of common stock issuable upon exercise of warrants outstanding, 597,241 options to purchase shares of our common stock and restricted stock awards outstanding, and 102,652 shares of common stock reserved for future issuance under our stock incentive plans. Under the Controlled Equity Offering SM Sales Agreement entered into with Cantor Fitzgerald & Co. on February 1, 2013, we may offer and sell, from time to time through “at-the-market” offerings, up to an aggregate of $25 million of shares of our common stock. We had sold $12.8 million under the Sales Agreement as of March 31, 2018.

We may be unable to maintain compliance with The NASDAQ Marketplace Rules which could cause our common stock to be delisted from The NASDAQ Capital Market. This could result in the lack of a market for our common stock, cause a decrease in the value of an investment in us, and adversely affect our business, financial condition and results of operations.

Our common stock is currently listed on The NASDAQ Capital Market. To maintain the listing of our common stock on The NASDAQ Capital Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and stockholders’ equity of at least $2.5 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and a total market value of listed securities of at least $35 million. As of May 10, 2018, the closing sale price per share of our common stock was $2.55, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors and 10% or more stockholders) was approximately $45.1 million and the total market value of our listed securities was approximately $45.3 million. There is no assurance that we will continue to meet the minimum closing price requirement and other listing requirements. As of March 31, 2018, we had stockholders’ equity of approximately $23.6 million.

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

On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The Tax Reform Act significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a quasi-territorial tax system, providing a one-time transition toll charge on foreign earnings, creating a new limitation on the deductibility of interest expenses and modifying the limitation on officer compensation. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. We currently have significant net operating losses (NOLs) that may be used to offset future taxable income. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. During 2017, 2016 and years prior, we performed analyses to determine if there were changes in ownership, as defined by Section 382 of the Internal Revenue Code that would limit our ability to utilize certain net operating loss and tax credit carry forwards. We determined we experienced ownership, as defined by Section 382, in connection with certain common stock offerings in 2011, 2013, 2015 and 2017. As a result, the utilization of our federal tax net operating loss carry forwards generated prior to the ownership changes is limited. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, which would significantly limit our ability to utilize NOLs to offset future taxable income.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

10.1+	Lease Agreement dated January 15, 2018, by and between Celsion Corporation and HudsonAlpha Institute of Biotechnology for office and lab space located in Huntsville, Alabama.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders' Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

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

May 11, 2018	CELSION CORPORATION

Registrant

	By:	/s/ Jeffrey W. Church
Jeffrey W. Church
Senior Vice President and Chief Financial Officer

	By:	/s/ Michael H. Tardugno
Michael H. Tardugno
Chairman, President and Chief Executive Officer