Form 10-Q
period 2018-06-30
Celsion CORP
filed 2018-08-14
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 13, 2018, the Registrant had 17,746,285 shares of common stock, $0.01 par value per share, outstanding.

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

Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Celsion,” “we,” “us,” and “our” refer to Celsion Corporation, a Delaware corporation and its wholly-owned subsidiary CLSN Laboratories, Inc., also a Delaware corporation.

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

ii

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$12,753,694	$11,444,055
Investment securities – available for sale, at fair value	13,442,107	12,724,020
Accrued interest receivable on investment securities	56,832	54,440
Advances, deposits and other current assets	89,186	89,186

Subtotal current assets	26,341,819	24,311,701

Property and equipment (at cost, less accumulated depreciation and amortization of $2,899,400 and $2,838,716, respectively)	192,785	175,771

Other assets:
In-process research and development	20,246,491	20,246,491
Other intangible assets, net	681,950	795,608
Goodwill	1,976,101	1,976,101
Patent licensing fees, deposits and other assets, net	70,761	8,761

Subtotal other assets	22,975,303	23,026,961

Total assets	$49,509,907	$47,514,433

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

(Continued)

	June 30, 2018	December 31, 2017
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable ─ trade	$3,703,073	$3,416,863
Other accrued liabilities	2,032,393	2,282,827
Deferred revenue – current portion	500,000	500,000
Subtotal current liabilities	6,235,466	6,199,690

Earn-out milestone liability	13,085,849	12,538,525
Notes payable – non-current portion	9,222,121	-
Deferred revenue – non-current portion	1,750,000	2,000,000
Other liabilities – non-current portion	68,755	71,710

Total liabilities	30,362,191	20,809,925

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred Stock - $0.01 par value (100,000 shares authorized; no shares issued or outstanding at June 30, 2018 and December 31, 2017)	-	-
Common stock - $0.01 par value (112,500,000 shares authorized; 17,746,619 and 17,277,299 shares issued at June 30, 2018 and December 31, 2017, respectively, and 17,746,285 and 17,276,965 shares outstanding at June 30, 2018 and December 31, 2017, respectively)	177,466	172,772
Additional paid-in capital	293,549,124	288,408,976
Accumulated other comprehensive loss	(4,247)	(10,164)
Accumulated deficit	(274,489,439)	(261,781,888)
Subtotal	19,232,904	26,789,696

Treasury stock, at cost (334 shares at June 30, 2018 and December 31, 2017)	(85,188)	(85,188)

Total stockholders’ equity	19,147,716	26,704,508
Total liabilities and stockholders’ equity	$49,509,907	$47,514,433

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Licensing revenue	$125,000	$125,000	$250,000	$250,000

Operating expenses:
Research and development	4,593,544	3,046,631	7,334,620	6,521,907
General and administrative	3,542,809	1,649,110	5,207,837	3,117,232
Total operating expenses	8,136,353	4,695,741	12,542,457	9,639,139

Loss from operations	(8,011,353)	(4,570,741)	(12,292,457)	(9,389,139)

Other (expense) income:
Loss from change in valuation of earn-out milestone liability	(277,129)	(292,228)	(547,324)	(575,979)
Investment income	73,461	1,426	147,185	3,417
Interest expense	(15,031)	(29,416)	(15,031)	(91,756)
Other (expense) income	(504)	1,090	76	3,452
Total other (expense) income, net	(219,203)	(319,128)	(415,094)	(660,866)

Net loss	(8,230,556)	(4,889,869)	(12,707,551)	(10,050,005)

Deemed dividend related to warrant modification	-	(345,685)	-	(345,685)

Net loss attributable to common shareholders	$(8,230,556)	$(5,235,554)	$(12,707,551)	$(10,395,690)

Net loss per common share
Basic and diluted	$(0.46)	$(0.79)	$(0.73)	$(1.75)

Weighted average shares outstanding
Basic and diluted	17,743,229	6,628,778	17,503,796	5,948,570

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Other comprehensive (loss) gain

Changes in:
Realized (gain) loss on investment securities recognized in investment income, net	$(3,902)	$ ─	$(8,337)	$ ─
Unrealized gain on investment securities	31,399	─	12,584	─

Change in unrealized gain on available for sale securities	27,497	─	4,247	─

Net loss	(8,230,556)	(4,889,869)	(12,707,551)	(10,050,005)

Comprehensive loss	$(8,203,059)	$(4,889,869)	$(12,703,304)	$(10,050,005)

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:

Net loss	$(12,707,551)	$(10,050,005)

Non-cash items included in net loss:
Depreciation and amortization	174,342	341,058
Change in fair value of earn-out milestone liability	547,324	575,979
Deferred revenue	(250,000)	(250,000)
Stock-based compensation costs	3,371,301	804,592
Restricted shares issued	29,841	-
Amortization of deferred finance charges and debt discount associated with notes payable	4,237	35,370
Change in deferred rent liability	(2,955)	24,488
Net changes in:
Accrued interest on investment securities	(2,392)	4,008
Advances, deposits and other current assets	(12,000)	94,461
Accounts payable and accrued liabilities	35,776	1,093,740
Net cash (used in) operating activities:	(8,812,077)	(7,326,309)

Cash flows from investing activities:
Purchases of investment securities	(5,712,170)	-
Proceeds from sale and maturity of investment securities	5,000,000	1,680,000
Refund (deposit) on corporate office lease	(50,000)	100,000
Purchases of property and equipment	(77,698)	(21,126)
Net cash (used in) provided by investing activities	(839,868)	1,758,874

Cash flows from financing activities:
Proceeds from sale of common stock equity, net of issuance costs	1,236,584	4,252,948
Proceeds from notes payable, net of issuance costs	9,725,000	-
Proceeds from exercise of common stock warrants	-	4,915,286
Principal payments on notes payable	-	(2,595,923)
Net cash provided by financing activities	10,961,584	6,572,311

Increase in cash and cash equivalents	1,309,639	1,004,876
Cash and cash equivalents at beginning of period	11,444,055	2,624,162
Cash and cash equivalents at end of period	$12,753,694	$3,629,038

Supplemental disclosures of cash flow information:
Interest paid	$10,794	$56,386

Non-cash investing and financing activities:
Fair value of warrants issued in connection with the notes payable	$507,116	$-

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Celsion Corporation and its wholly owned subsidiary CLSN Laboratories, Inc, have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All intercompany balances and transactions have been eliminated. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the three and six-month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (SEC) on March 27, 2018.

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

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the Food and Drug Administration. We have not generated significant revenue and have incurred significant net losses in each year since our inception. We have incurred approximately $274 million of cumulated net losses. As of June 30, 2018, we had approximately $26.3 million in cash, investment securities and interest receivable. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

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

The Company has based its estimate on assumptions that may prove to be wrong. The Company may need to obtain additional funds sooner or in greater amounts than it currently anticipates. Potential sources of financing include strategic relationships, public or private sales of the Company’s shares or debt, the sale of its State of New Jersey net operating losses and other sources. If the Company raises funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of existing stockholders may be diluted.

With the $26.3 million in cash, investment securities and interest receivable at June 30, 2018, the Company believes it has sufficient capital resources to fund its operations into the first half of 2020. The Company will be required to obtain additional funding in order to continue the development of its current product candidates within the anticipated time periods, if at all, and to continue to fund operations. As more fully discussed in Note 11, the Company has $12.2 million available for future sale under a controlled equity offering facility it has with Cantor Fitzgerald & Co. as of June 30, 2018.

Annually, the State of New Jersey enables approved technology and biotechnology businesses with New Jersey net operating tax losses the opportunity to sell these losses through the Technology Business Tax Certificate Program (NOL Program), thereby providing cash to companies to help fund their operations. The Company determined it met the eligibility requirements of the NOL Program for 2018 and successfully filed its application with the New Jersey Economic Development Authority in June 2018. In this application, the Company is requesting authorization of up to $12.5 million in cumulative New Jersey net operating losses to be eligible for sale; and would expect to net approximately 90% of the authorized amount. The Company expects a decision on the NOL Program in the third quarter of 2018.

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

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income (other than those accounted for under the equity method of accounting). This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Based on the Company’s evaluation, the adoption of the ASU 2016-01 does not have a material impact on its consolidated financial statements or its disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases” (Topic 842), which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements and disclosures.

In August 2016, the FASB issued Accounting Standard Update No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This update clarifies how certain cash receipts and payments should be presented in the statement of cash flows and is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. Based on the Company’s evaluation, the adoption of the ASU 2016-01 did not have a material impact on its consolidated financial statements or its disclosures.

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

In January 2017, the FASB issued Accounting Standard Update No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standard Update No. 2017-04, “Intangibles-Goodwill and Other, Simplifying the Test for Goodwill Impairment,” which eliminates Step 2 from the goodwill impairment test. Under the revised test, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for any interim or annual impairment tests for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted this method for its impairment test of goodwill during 2017.

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

The total number of shares of common stock issuable upon exercise of warrants, stock option grants and equity awards were 6,255,757 and 1,284,154 shares for the three and six-month periods ended June 30, 2018 and 2017, respectively. For the three and six month periods ended June 30, 2018 and 2017, diluted loss per common share was the same as basic loss per common share as all options and all warrants that were exercisable into shares of the Company’s common stock were excluded from the calculation of diluted earnings attributable to common shareholders per common share as their effect would have been anti-dilutive.

Note 6.	Fair Value of Financial Instruments

Short-term investments available for sale of $13,442,107 and $12,724,020 as of June 30, 2018 and December 31, 2017, respectively, consist of money market funds, commercial paper, corporate debt securities, and government agency debt securities. They are valued at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in accumulated other comprehensive loss.

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

A summary of the cost, fair value and maturities of the Company’s short-term investments is as follows:

	June 30, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
Short-term investments
Certificate of deposit	$1,714,375	$1,721,698	$-	$-
Corporate debt securities	11,731,979	11,720,409	12,734,184	12,724,020
Total	$13,446,354	$13,442,107	$12,734,184	12,724,020

	June 30, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
Short-term investment maturities
Within 3 months	$4,241,961	$4,244,210	$-	$-
Between 3-12 months	9,204,393	9,197,897	12,734,184	12,724,020
Total	$13,446,354	$13,442,107	$12,734,184	$12,724,020

The following table shows the Company’s investment securities gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017. The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	June 30, 2018		December 31, 2017
Available for sale securities (all unrealized holding gains and losses are less than 12 months at date of measurement)	Fair Value	Unrealized Holding Gains (Losses)	Fair Value	Unrealized Holding Gains (Losses)

Investments with unrealized gains	$4,986,645	$10,663	$748,148	$570
Investments with unrealized losses	8,455,462	(14,910)	11,975,872	(10,734)
Total	$13,442,107	$(4,247)	$12,724,020	$(10,164)

Investment income, which includes net realized losses on sales of available for sale securities and investment income interest and dividends, is summarized as follows:

	Three Months Ended June 30,
	2018	2017
Interest and dividends accrued and paid	$69,559	$1,426
Realized gains	3,902	-
Investment income, net	$73,461	$1,426

	Six Months Ended June 30,
	2018	2017
Interest and dividends accrued and paid	$138,848	$3,417
Realized gains	8,337	-
Investment income, net	$147,185	$3,417

Note 7.	Fair Value Measurements

FASB Accounting Standards Codification (ASC) Section 820 “Fair Value Measurements and Disclosures,” establishes a three-level hierarchy for fair value measurements which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are as follows:

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

Cash and cash equivalents, other current assets, accounts payable and other accrued liabilities are reflected in the condensed consolidated balance sheet at their estimated fair values primarily due to their short-term nature. There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the six months ended June 30, 2018 or 2017. All changes in Level 3 liabilities were the result of changes in the fair value of the earn-out milestone liability included in earnings (see Note 13).

Assets and liabilities measured at fair value are summarized below:

	Total Fair Value	Quoted Prices In Active Markets For Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:

Recurring items as of June 30, 2018
Investment securities, available for sale	$13,442,107		$13,442,107	$	─	$	─

Recurring items as of December 31, 2017
Investment securities, available for sale	$12,724,020		$12,724,020	$	─	$	─

Liabilities:

Recurring items as of June 30, 2018
Earn-out milestone liability (Note 13)	$13,085,849	$	─	$	─		$13,085,849

Recurring items as of December 31, 2017
Earn-out milestone liability (Note 13)	$12,538,525	$	─	$	─		$12,538,525

Note 8.	Acquisition of EGEN Assets

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

The total purchase price for the asset acquisition is up to $44.4 million, including potential future earnout payments of up to $30.4 million contingent upon achievement of certain earnout milestones set forth in the Asset Purchase Agreement. At the closing, we paid approximately $3.0 million in cash after the expense adjustment and issued 193,728 shares of our common stock to EGEN. The shares of common stock were issued in a private transaction exempt from registration under the Securities Act, pursuant to Section 4 (2) thereof. In addition, 47,862 shares of common stock were held back by us at the closing and are issuable to EGEN pending satisfactory resolution of any post-closing adjustments for expenses or in relation to EGEN’s indemnification obligations under the Asset Purchase Agreement. These shares were issued to EGEN on June 16, 2017.

After its review in 2016, management concluded that there was no immediate opportunity to out-license TheraSilence. As a result of this analysis, the earnout payments were adjusted prior to 2017 and are now up to $24.4 million that may become payable, in cash, shares of our common stock or a combination thereof, at our option, upon achievement of the remaining two major milestone events as follows:

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

Acquired in-process research and development (IPR&D) consists of EGEN’s drug technology platforms: TheraPlas and TheraSilence. The fair value of the IPR&D drug technology platforms was estimated to be $24.2 million as of the acquisition date. As of the closing of the acquisition, the IPR&D was considered indefinite lived intangible assets and will not be amortized. IPR&D is reviewed for impairment at least annually as of our third quarter ended September 30, and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable.

At September 30, 2017, after the Company’s annual assessment of the totality of the events that could impair IPR&D, the Company determined certain IPR&D assets related to the development of its glioblastoma multiforme cancer (GBM) product candidate may be impaired. To arrive at this determination, the Company assessed the status of studies in GBM conducted by its competitors and the Company’s strategic commitment of resources to its studies in primary liver cancer and ovarian cancer. The Company estimated the fair value of the IPR&D related to GBM at September 30, 2017 using the multi-period excess earnings method (MPEEM). The Company concluded that the GBM asset, valued at $9.4 million, was partially impaired and wrote down the GBM asset to $6.9 million, incurring a non-cash charge of $2.5 million in the third quarter of 2017.

At December 31, 2016, the Company determined one of the IPR&D assets related to the development of its RNA delivery system being developed with collaborators using their RNA product candidates may be impaired and after an assessment, the Company concluded that this asset, valued at $1.4 million, was impaired. Therefore, the Company wrote off the value of this IPR&D asset, incurring a non-cash charge of $1.4 million in the fourth quarter of 2016.

As no indicators of impairment existed during the first half of 2018, the Company concluded none of the other IPR&D assets were impaired at June 30, 2018.

Pursuant to the EGEN Purchase Agreement, EGEN provided certain covenants (“Covenant Not To Compete”) to the Company whereby EGEN agreed, during the period ending on the seventh anniversary of the closing date of the acquisition on June 20, 2014, not to enter into any business, directly or indirectly, which competes with the business of the Company nor will it contact, solicit or approach any of the employees of the Company for purposes of offering employment. The Covenant Not To Compete which was valued at approximately $1.6 million at the date of the EGEN acquisition has a definitive life and is amortized on a straight-line basis over its life of 7 years. The Company recognized amortization expense of $56,829 and 113,658 in each of the three and six-month periods ended June 30, 2018 and 2017, respectively. The fair value of the Covenant Not to Compete was $681,950, net of $909,264 accumulated amortization, as of June 30, 2018 and $795,608, net of $795,606 accumulated amortization, as of December 31, 2017

The purchase price exceeded the estimated fair value of the net assets acquired by approximately $2.0 million which was recorded as Goodwill. Goodwill represents the difference between the total purchase price for the net assets purchased from EGEN and the aggregate fair values of tangible and intangible assets acquired, less liabilities assumed. Goodwill is reviewed for impairment at least annually as of our third quarter ended September 30 or sooner if we believe indicators of impairment exist. As of September 30, 2017, we concluded that the Company’s fair value exceeded its carrying value therefore “it is not more likely than not” that the Goodwill was impaired.

Note 9.	Accrued Liabilities

Other accrued liabilities as of June 30, 2018 and December 31, 2017 include the following:

	June 30, 2018	December 31, 2017
Amounts due to contract research organizations and other contractual agreements	$908,556	$665,373
Accrued payroll and related benefits	733,539	1,258,265
Accrued professional fees	370,298	264,668
Other	20,000	94,521
Total	$2,032,393	$2,282,827

Note 10.	Note Payable

Horizon Credit Agreement

On June 27, 2018, the Company entered into a loan agreement with Horizon Technology Finance Corporation (“Horizon”) that provided $10 million in new capital (the “Horizon Credit Agreement”). The Company drew down $10 million upon closing of the Horizon Credit Agreement on June 27, 2018. The Company anticipates that it will use the funding provided under the Horizon Credit Agreement for working capital and advancement of its product pipeline.

The obligations under the Horizon Credit Agreement are secured by a first-priority security interest in substantially all assets of Celsion other than intellectual property assets. The obligations will bear interest at a rate calculated based on one-month LIBOR plus 7.625%. Payments under the loan agreement are interest only for the first twenty-four (24) months after loan closing, followed by a 24-month amortization period of principal and interest through the scheduled maturity date. At its option, the Company can prepay all of the outstanding principal balance by prepaying the outstanding principal balance and an amount equal to 1-3% of the outstanding principal balance at that time, based on the amount of time prior to the maturity date of the notes.

As a fee in connection with the Horizon Credit Agreement, Celsion issued Horizon warrants exercisable for a total of 190,114 shares of Celsion’s common stock (the “Horizon Warrants”) at a per share exercise price of $2.63. The Horizon Warrants are immediately exercisable for cash or by net exercise from the date of grant and will expire after ten years from the date of grant. Celsion is required to register the common stock underlying the Horizon Warrants within 90 days from the date of grant and use its best efforts to keep it effective.

The Horizon Credit Agreement contains customary representations, warranties and affirmative and negative covenants including, among other things, covenants that limit or restrict Celsion’s ability to grant liens, incur indebtedness, make certain restricted payments, merge or consolidate and make dispositions of assets. Upon the occurrence of an event of default under the Horizon Credit Agreement, the lenders may cease making loans, terminate the Horizon Credit Agreement, declare all amounts outstanding to be immediately due and payable and foreclose on or liquidate Celsion’s assets that comprise the lenders’ collateral. The Horizon Credit Agreement specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, a material adverse effect on Celsion or its assets, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults.

The Company valued the Horizon Warrants issued using the Black-Scholes option pricing model and recorded a total of $507,116 as a direct deduction from the debt liability consistent with the presentation of a debt discount and are being amortized as interest expense using the effective interest method over the life of the loan. Also, in connection with each of the Horizon Credit Agreement, the Company is required to pay an end of term charge equal to 4.0% of the original loan amount at time of maturity. Therefore, these amounts totaling $400,000 are being amortized as interest expense using the effective interest method over the life of the loan.

In connection with the Horizon Credit Agreement, the Company incurred financing fees and expenses totaling $175,000 which are recorded and classified as debt discount. In addition, the Company paid loan origination fees of $100,000 which has been recorded and classified as debt discount. These debt discount amounts totaling $782,116 are being amortized as interest expense using the effective interest method over the life of the loan.

For the three and six-month periods ended June 30, 2018 the Company incurred $10,794 in interest expense and amortized $4,237 as interest expense for debt discounts and end of term charges in connection with the Horizon Credit Agreement.

Following is a schedule of future principle payments, net of unamortized debt discounts and amortized end of term charges, due on the Horizon Credit Agreement:

For the year ending June 30
2019	$–
2020	–
2021	4,583,333
2022	5,000,000
2023 and thereafter	416,667
Subtotal of future principle payments	10,000,000
Net of unamortized debt issuance costs	(777,879)
Total	$9,222,121

Hercules Credit Agreement

In November 2013, the Company entered into a loan agreement with Hercules Technology Growth Capital, Inc. (Hercules) which permits up to $20 million in capital to be distributed in multiple tranches (the Hercules Credit Agreement). The Company drew the first tranche of $5 million upon closing of the Hercules Credit Agreement in November 2013 and used approximately $4 million of the proceeds to repay the outstanding obligations under its loan agreement with Oxford Finance LLC and Horizon Technology Finance Corporation as discussed further below. On June 10, 2014, the Company closed the second $5 million tranche under the Hercules Credit Agreement. The proceeds were used to fund the $3.0 million upfront cash payment associated with Celsion’s acquisition of EGEN, as well as the Company’s transaction costs associated with the EGEN acquisition. Upon the closing of the second tranche, the Company had drawn down a total of $10 million under the Hercules Credit Agreement.

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

As a fee associated with the Hercules Credit Agreement, the Company issued Hercules a warrant for a total of 6,963 shares of the Company’s common stock (the Hercules Warrant) at a per share exercise price of $50.26, exercisable for cash or by net exercise from November 25, 2013. Upon the closing of the second tranche on June 10, 2014, this warrant became exercisable for an additional 6,963 shares of the Company’s common stock. The Hercules Warrant will expire November 25, 2018. Hercules has certain rights to register the common stock underlying the Hercules Warrant pursuant to a Registration Rights Agreement with the Company dated November 25, 2013. The registration rights expire on the date when such stock may be sold under Rule 144 without restriction or upon the first-year anniversary of the registration statement for such stock, whichever is earlier. The common stock issuable pursuant to the Hercules Warrant was filed pursuant to Rule 415 under the Securities Act of 1933 on the Prospectus for Registration Statement No. 333 - 193936 and was declared effective on September 30, 2014. The Company valued the Hercules Warrants issued using the Black-Scholes option pricing model and recorded a total of $476,261 as a direct deduction from the debt liability consistent with the presentation of a debt discount and are being amortized as interest expense using the effective interest method over the life of the loan. Also, in connection with each of the $5.0 million tranches, the Company was required to pay an end of term charge equal to 3.5% of each original loan amount at time of maturity. Therefore, these amounts totaling $350,000 were amortized as interest expense using the effective interest method over the life of the loan. For the three-period ended June 30, 2017 the Company incurred $11,731 in interest expense and amortized $17,685 as interest expense for deferred fees, debt discount and end of term charges in connection with the Hercules Credit Agreement. For the six-month period ended June 30, 2017, the Company incurred $56,386 in interest expense and amortized $35,370 as interest expense for deferred fees, debt discount and end of term charges in connection with the Hercules Credit Agreement

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

Increase in the Number of Authorized Shares

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

Pursuant to the terms of the Underwriting Agreement, the Underwriter agreed to purchase the Shares and related Investor Warrants from the Company at a price of $2.325 per share and related Investor Warrants. Each Investor Warrant is exercisable six months from the date of issuance. The Investor Warrants have an exercise price of $3.00 per whole share and expire five years from the date first exercisable.

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

July 6, 2017 Common Stock Offering

On July 6, 2017, the Company entered into a securities purchase agreement with several investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering, an aggregate of 2,050,000 shares of common stock of the Company at an offering price of $2.07 per share for gross proceeds of $4,243,500 before the deduction of the placement agent fee and offering expenses. In addition, the Company sold Pre-Funded Series CCC Warrants to purchase 385,000 shares of common stock (and the shares of common stock issuable upon exercise of the Pre-Funded Series CCC Warrants), in lieu of shares of common stock to the extent that the purchase of common stock would cause the beneficial ownership of the Purchaser, together with its affiliates and certain related parties, to exceed 9.99% of our common stock. The Pre-Funded Series CCC Warrants were sold at an offering price of $2.06 per share for gross proceeds of $793,100, are immediately exercisable for $0.01 per share of common stock and do not have an expiration date. In a concurrent private placement, the Company agreed to issue to each investor, for each share of common stock and pre-funded warrant purchased in the offering, a Series AAA Warrant and Series BBB Warrant, each to purchase one share of common stock. The Series AAA Warrants are initially exercisable six months following issuance and terminate five and one-half years following issuance. The Series AAA Warrants have an exercise price of $2.07 per share and are exercisable to purchase an aggregate of 2,435,000 shares of common stock. The Series BBB Warrants are immediately exercisable following issuance and terminate twelve months following issuance. The Series BBB Warrants have an exercise price of $4.75 per share and are exercisable to purchase an aggregate of 2,435,000 shares of common stock. Subject to limited exceptions, a holder of a Series AAA and Series BBB Warrant will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. During the fourth quarter of 2017, all 385,000 of the Series CCC Pre-Funded warrants were exercised in full.

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

Controlled Equity Offering

On February 1, 2013, the Company entered into a Controlled Equity Offering SM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which Celsion may offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (the “ATM Shares”) pursuant to the Company’s previously filed and effective Registration Statement on Form S-3. Under the ATM Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Capital Market, on any other existing trading market for our common stock or to or through a market maker. From February 1, 2013 through June 30, 2018, the Company sold and issued an aggregate of 1,784,396 shares of common stock under the ATM Agreement, receiving approximately $12.8 million in gross proceeds.

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

The ATM Agreement will terminate upon the earlier of (i) the sale of ATM Shares under the ATM Agreement having an aggregate offering price of $25 million or (ii) the termination of the ATM Agreement by Cantor or the Company. The ATM Agreement may be terminated by Cantor or the Company at any time upon 10 days’ notice to the other party, or by Cantor at any time in certain circumstances, including the occurrence of a material adverse change in the Company. The Company pays Cantor a commission of 3.0% of the aggregate gross proceeds from each sale of ATM Shares and has agreed to provide Cantor with customary indemnification and contribution rights. The Company also reimbursed Cantor for legal fees and disbursements of $50,000 in connection with entering into the ATM Agreement.

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

The Company has long-term compensation plans that permit the granting of equity based-awards in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, other stock awards, and performance awards.

At the 2018 Annual Stockholders Meeting of the Company held on May 15, 2018, stockholders approved the Celsion Corporation 2018 Stock Incentive Plan (the 2018 Plan). The 2018 Plan, as adopted, permits the granting of 2,700,000 shares of Celsion common stock as equity awards in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, other stock awards, performance awards, or in any combination of the foregoing. Prior to the adoption of the 2018 Plan, the Company had maintained the Celsion Corporation 2007 Stock Incentive Plan (the 2007 Plan). The 2007 Plan permitted the granting of 688,531 shares of Celsion common stock as equity awards in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, performance awards, or in any combination of the foregoing.  The 2018 Plan replaced the 2007 Plan although the 2007 Plan remains in effect for awards previously granted under the 2007 Plan. Under the terms of the 2018 Plan, any shares subject to an award under the 2007 Plan which are not delivered because of the expiration, forfeiture, termination or cash settlement of the award will become available for grant under the 2018 Plan.

The Company has issued stock awards to employees and directors in the form of stock options and restricted stock. Options are generally granted with strike prices equal to the fair market value of a share of Celsion common stock on the date of grant. Incentive stock options may be granted to purchase shares of common stock at a price not less than 100% of the fair market value of the underlying shares on the date of grant, provided that the exercise price of any incentive stock option granted to an eligible employee owning more than 10% of the outstanding stock of Celsion must be at least 110% of such fair market value on the date of grant. Only officers and key employees may receive incentive stock options.

Option and restricted stock awards vest upon terms determined by the Compensation Committee of the Board of Directors and are subject to accelerated vesting in the event of a change of control or certain terminations of employment. The Company issues new shares to satisfy its obligations from the exercise of options or the grant of restricted stock awards.

As of June 30, 2018, there were a total of 3,399,893 shares reserved, which were comprised of 3,034,741 shares subject to equity awards previously granted under the 2018 Plan and 2007 Plan and 365,152 shares available for future issuance under the 2018 Plan.

Total compensation cost charged related to employee stock options and restricted stock awards amounted to $3,217,633 and $676,918 for the three-month periods ended June 30, 2018 and 2017, respectively. Total compensation cost charged related to employee stock options and restricted stock awards amounted to $3,371,301 and $804,592 for the six-month periods ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was $2.7 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.3 years. The weighted average grant date fair values of the stock option awards granted during six-month periods ended June 30, 2018 and 2017 was $2.23 and $2.32, respectively.

A summary of stock option awards and restricted stock grants for the six-months ended June 30, 2018 is presented below:

	Stock Options		Restricted Stock Awards		Weighted Average
Equity Awards	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Contractual Terms of Equity Awards (in years)

Equity awards outstanding at January 1, 2018	703,442	$10.34	–	$–

Equity awards granted	2,440,000	$2.22	11,000	$2.64

Vested and issued	–	$–	(6,000)	$2.64

Equity awards forfeited, cancelled or expired	(113,701)	$40.23	–	$–

Equity awards outstanding at June 30, 2018	3,029,741	$4.48	5,000	$2.61	9.6

Aggregate intrinsic value of outstanding awards at June 30, 2018	$1,913,490		$1,700

Equity awards exercisable at June 30, 2018	1,657,820	$2.95			9.6

Aggregate intrinsic value of awards exercisable at June 30, 2018	$983,522

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from Celsion’s stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

	Six Months Ended June 30,
	2018	2017
Risk-free interest rate	3.08%	2.21%
Expected volatility	100.0%	90.4%
Expected life (in years)	9.5 - 10.0	10.00
Expected forfeiture rate	–%	–%
Expected dividend yield	–%	–%

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

The total aggregate purchase price for the EGEN Acquisition included potential future Earn-out Payments contingent upon achievement of certain milestones. The difference between the aggregate $30.4 million in future Earn-out Payments and the $13.9 million included in the fair value of the acquisition consideration at June 20, 2014 was based on the Company’s risk-adjusted assessment of each milestone (10% to 67%) and utilizing a discount rate based on the estimated time to achieve the milestone (1.5 to 2.5 years). The earn-out milestone liability will be fair valued at the end of each quarter and any change in their value will be recognized in the financial statements.

As of June 30, 2018, March 31, 2018 and December 31, 2017, the Company fair valued these milestones at $13.1 million, $12.8 million and $12.5 million, respectively, and recognized a non-cash charge of $270,195 and $547,324 during the three and six months ended June 30, 2018 as a result of the change in the fair value of these milestones from the beginning of each period respectively.

As of June 30, 2017, March 31, 2017 and December 31, 2016, the Company fair valued these milestones at $13.8 million, $13.5 million and $13.2 million, respectively, and recognized a non-cash charge of $292,228 and $575,979 during the three and six months ended June 30, 2017 as a result of the change in the fair value of these milestones from the beginning of each period respectively.

The following is a summary of the changes in the earn-out milestone liability for 2018:

Balance at January 1, 2018	$12,538,525
Non-cash charge from the adjustment for the change in fair value included in net loss	547,324
Balance at June 30, 2018	$13,085,849

The following is a schedule of the Company’s risk-adjustment assessment of each milestone:

Date	Risk-adjustment Assessment of each Milestone	Discount Rate	Estimated Time to Achieve

June 30, 2018	35% to 80%	9%	0.83 to 1.00 year
March 31, 2018	35% to 80%	9%	1.08 to 1.25 years
December 31, 2017	35% to 80%	9%	1.33 to 1.50 years

June 30, 2017	50% to 80%	9%	1.50 to 2.00 years
March 31, 2017	50% to 80%	9%	1.75 to 2.25 years
December 31, 2016	50% to 80%	9%	2.00 to 2.50 years

Note 14.	Warrants

Common Stock Warrants

Following is a summary of all warrant activity for the six months ended June 30, 2018:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price

Warrants outstanding at December 31, 2017	3,058,402	$5.29
Warrants issued during the six months ended June 30, 2018 (see Note 10)	190,114	$2.63

Warrants outstanding at June 30, 2018	3,248,516	$5.14

Aggregate intrinsic value of outstanding warrants at June 30, 2018	$119,686

Weighted average remaining contractual terms at June 30, 2018 (in years)	3.49

Note 15.	Contingent Liabilities and Commitments

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

Note 16.	Technology Development and Licensing Agreements

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

On April 9, 2018, the Company announced that the independent Data Monitoring Committee (DMC) for the Company’s OPTIMA Study completed its last regularly scheduled review of the patients enrolled in the trial and has unanimously recommended that the OPTIMA Study continue according to protocol to its final data readout. The DMC’s recommendation was based on the Committee’s assessment of safety and data integrity of the first 75% of patients randomized in the trial as of February 5, 2018. The DMC reviewed study data at regular intervals, with the primary responsibilities of ensuring the safety of all patients enrolled in the study, the quality of the data collected, and the continued scientific validity of the study design. As part of its review of the first 413 patients, the DMC monitored a quality matrix relating to the total clinical data set, confirming the timely collection of data, that all data are current as well as other data collection and quality criteria.

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

Key translational research findings from all evaluable patients are consistent with the earlier reports from partial analysis of the data and are summarized below:

●	The intraperitoneal treatment of GEN-1 in conjunction with neoadjuvant chemotherapy resulted in dose dependent increases in IL-12 and Interferon-gamma (IFN-g) levels that were predominantly in the peritoneal fluid compartment with little to no changes observed in the patients’ systemic circulation. These and other post-treatment changes including decreases in VEGF levels in peritoneal fluid are consistent with an IL-12 based immune mechanism;

●	Consistent with the previous partial reports, the effects observed in the IHC analysis were pronounced decreases in the density of immunosuppressive T-cell signals (Foxp3, PD-1, PDL-1, IDO-1) and increases in CD8+ cells in the tumor microenvironment;

●	The ratio of CD8+ cells to immunosuppressive cells was increased in approximately 75% of patients suggesting an overall shift in the tumor microenvironment from immunosuppressive to pro-immune stimulatory following treatment with GEN-1. An increase in CD8+ to immunosuppressive T-cell populations is a leading indicator and believed to be a good predictor of improved overall survival; and

●	Analysis of peritoneal fluid by cell sorting, not reported before, shows treatment-related decrease in the percentage of immunosuppressive T-cell (Foxp3+), which is consistent with the reduction of Foxp3+ T-cells in the primary tumor tissue, and a shift in tumor naïve CD8+ cell population to more efficient tumor killing memory effector CD8+ cells.

The Company also reported positive clinical data from the first fourteen patients who have completed treatment in the OVATION Study. GEN-1 plus standard chemotherapy produced positive clinical results, with no dose limiting toxicities and positive dose dependent efficacy signals which correlate well with positive surgical outcomes as summarized below:

●	Of the fourteen patients treated in the entire study, two patients demonstrated a complete response, ten patients demonstrated a partial response and two patients demonstrated stable disease, as measured by RECIST criteria. This translates to a 100% disease control rate (“DCR”) and an 86% objective response rate (“ORR”). Of the five patients treated in the highest dose cohort, there was a 100% objective response rate with one complete response and four partial responses;

●	Fourteen patients had successful resections of their tumors, with nine patients (64%) having an R0 resection, which indicates a microscopically margin-negative resection in which no gross or microscopic tumor remains in the tumor bed. Seven out of eight (87%) patients in the highest two dose cohorts experienced a R0 surgical resection. All five patients treated at the highest dose cohort experienced a R0 surgical resection;

●	All patients experienced a clinically significant decrease in their CA-125 protein levels as of their most recent study visit. CA-125 is used to monitor certain cancers during and after treatment. CA-125 is present in greater concentrations in ovarian cancer cells than in other cells; and

●	Of the 13 patients who received GEN-1 treatment in all four dose escalating cohorts, only five patients’ cancers have progressed as of March 31, 2018. Median PFS for all 13 patients in the OVATION Study is 21.4 months as of March 15, 2018 and counting. This compares favorably to the historical median progression-free survival of 12 months for newly diagnosed patients with Stage III and IV ovarian cancer that undergo neoadjuvant chemotherapy followed by interval debulking surgery.

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

Business Plan

As a clinical stage biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the Food and Drug Administration. We have not generated significant revenue and have incurred significant net losses in each year since our inception. We have incurred approximately $274 million of cumulated net losses. As of June 30, 2018, we had approximately $26.3 million in cash, investment securities and interest receivable. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

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

With the $26.3 million in cash, investment securities and interest receivable at June 30, 2018, the Company believes it has sufficient capital resources to fund its operations into the first half of 2020. The Company will be required to obtain additional funding in order to continue the development of its current product candidates within the anticipated time periods, if at all, and to continue to fund operations. As more fully discussed in Note 11, the Company has $12.2 million available for future sale under a controlled equity offering facility it has with Cantor Fitzgerald & Co. as of June 30, 2018.

Annually, the State of New Jersey enables approved technology and biotechnology businesses with New Jersey net operating tax losses the opportunity to sell these losses through the Technology Business Tax Certificate Program (NOL Program), thereby providing cash to companies to help fund their operations. The Company determined it met the eligibility requirements of the NOL Program for 2018 and successfully filed its application with the New Jersey Economic Development Authority in June 2018. In this application, the Company is requesting authorization of up to $12.5 million in cumulative New Jersey net operating losses to be eligible for sale; and would expect to net approximately 90% of the authorized amount. The Company expects a decision on the NOL Program in the third quarter of 2018.

Financing Overview

Equity and Debt Financings

During 2017 and thus far in 2018, we entered into a $10 million loan facility and we issued a total of 15.4 million shares of common stock in the following equity transactions for an aggregate $43.9 million in gross proceeds.

●	On June 27, 2018, the Company entered into a loan agreement with Horizon Technology Finance Corporation (“Horizon”) that provided $10 million in new capital (the “Horizon Credit Agreement”). The Company drew down $10 million upon closing of the Horizon Credit Agreement on June 27, 2018. The Company anticipates that it will use the funding provided under the Horizon Credit Agreement for working capital and advancement of its product pipeline. The obligations under the Horizon Credit Agreement are secured by a first-priority security interest in substantially all assets of Celsion other than intellectual property assets. The obligations will bear interest at a rate calculated based on one-month LIBOR plus 7.625%. Payments under the loan agreement are interest only for the first twenty-four (24) months after loan closing, followed by a 24-month amortization period of principal and interest through the scheduled maturity date.

●	The Company received gross proceeds of $22.0 million from the exercise of warrants to purchase approximately 7.6 million shares of common stock in 2017.

●	On October 27, 2017, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc. (the “Underwriter”), relating to the issuance and sale (the “October 2007 Offering”) of 2,640,000 shares of common stock of the Company and warrants to purchase an aggregate of 1,320,000 shares of common stock of the Company. Each share of common stock was sold together with 0.5 warrants (the “Investor Warrants”), each whole Investor Warrant being exercisable for one share of common stock, at an offering price of $2.50 per share and related Investor Warrants. Pursuant to the terms of the Underwriting Agreement, the Underwriter has agreed to purchase the shares and related Investor Warrants from the Company at a price of $2.325 per share and related Investor Warrant. Each Investor Warrant is exercisable six months from the date of issuance. The Investor Warrants have an exercise price of $3.00 per whole share and expire five years from the date first exercisable. The Company received $6.6 million of gross proceeds from the sale of the Shares and Investor Warrant. The October 2017 Offering closed on October 31, 2017.

●	On July 6, 2017, the Company entered into a securities purchase agreement with several investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering, an aggregate of 2,050,000 shares of common stock of the Company at an offering price of $2.07 per share for gross proceeds of $4.2 million before the deduction of the placement agent fee and offering expenses. In addition, the Company sold Pre-Funded Series CCC Warrants to purchase 385,000 shares of common stock (and the shares of common stock issuable upon exercise of the Pre-Funded Series CCC Warrants), in lieu of shares of common stock to the extent that the purchase of common stock would cause the beneficial ownership of the Purchaser, together with its affiliates and certain related parties, to exceed 9.99% of our common stock. The Pre-Funded Series CCC Warrants were sold at an offering price of $2.06 per share for gross proceeds of $0.8 million, are immediately exercisable for $0.01 per share of common stock and do not have an expiration date. As of August 11, 2017, the Prefunded Series CCC Warrants were fully exercised. In a concurrent private placement, the Company agreed to issue to each investor, for each share of common stock and pre-funded warrant purchased in the offering, a Series AAA Warrant and Series BBB Warrant, each to purchase one share of common stock. The Series AAA Warrants are initially exercisable six months following issuance and terminate five and one-half years following issuance. The Series AAA Warrants have an exercise price of $2.07 per share and are exercisable to purchase an aggregate of 2,435,000 shares of common stock. The Series BBB Warrants are immediately exercisable following issuance and terminate twelve months following issuance. The Series BBB Warrants have an exercise price of $4.75 per share and are exercisable to purchase an aggregate of 2,435,000 shares of common stock. Subject to limited exceptions, a holder of a Series AAA and Series BBB Warrant will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise.

●	On February 14, 2017, the Company entered into a securities purchase agreement whereby it sold, in a public offering (the February 14, 2017 Public Offering), an aggregate of 1,384,705 shares of common stock of the Company at an offering price of $3.22 per share. In addition, the Company sold Series AA Warrants (the Series AA Warrants) to purchase up to 1,177,790 shares of common stock and Pre-Funded Series BB Warrants (the Pre-Funded Series BB Warrants) to purchase up to 185,713 shares of common stock. The Series AA Warrants have an exercise price of $3.22 per share, have a five-year life and are immediately exercisable. The Pre-Funded Series BB Warrants were offered at $3.08 per share, are immediately exercisable for $0.14 per share of common stock, do not have an expiration date and were issued in lieu of shares of common stock to the extent that the purchase of common stock would cause the beneficial ownership of the purchaser of such shares, together with its affiliates and certain related parties, to exceed 9.99% of our common stock. The Company received approximately $5.0 million in gross proceeds before the deduction of the placement agent fees and offering expenses (excluding any proceeds from the exercise of the warrants) in the February 14, 2017 Public Offering. During the first quarter of 2017, all 185,713 of the Series BB Pre-Funded warrants were exercised in full.

●	We are a party to a Controlled Equity OfferingSM Sales Agreement (ATM) dated as of February 1, 2013 with Cantor Fitzgerald & Co., pursuant to which we may sell additional shares of our common stock having an aggregate offering price of up to $25 million through “at-the-market” equity offerings from time to time. From February 1, 2013 through December 31, 2016, the Company sold and issued an aggregate of 105,681 shares of common stock under the ATM, receiving approximately $7.4 million in net proceeds. During 2017, the Company sold 1,221,348 shares of common stock under the ATM, receiving approximately $3.9 million in net proceeds. Thus far in 2018, the Company sold 457,070 shares of common stock under the ATM, receiving approximately $1.2 million in net proceeds. On October 2, 2015 and again on February 6, 2018, we filed prospectus supplements to the base prospectus that forms a part of the 2015 Shelf Registration Statement, pursuant to which we may offer and sell up to $17.5 million of shares collectively of common stock from time to time under the ATM Agreement. We had $12.2 million available for sale under the ATM Agreement as of June 30, 2018.

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

As a clinical stage biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in “Item 1A. Risk Factors” under “Part II: Other Information” included herein.

FINANCIAL REVIEW FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Results of Operations

For the three months ended June 30, 2018, our net loss was $8.2 million compared to a net loss of $4.9 million for the same period of 2017. For the six months ended June 30, 2018, our net loss was $12.7 million compared to a net loss of $10.1 million for the same period of 2017. In the second quarter and for the first half of 2018, the Company incurred $3.2 million and $3.4 million, respectively, of non-cash stock option expense compared to $0.7 million and $0.8 million, respectively, during the same periods of 2017. With the $26.3 million in cash and investments on hand at June 30, 2018, the Company believes it has sufficient capital resources to fund its operations into the first half of 2020.

	Three Months Ended June 30,
	(In thousands)		Change Increase (Decrease)
	2018	2017		%
Licensing Revenue:	$125	$125	$–	–%

Operating Expenses:
Clinical Research	4,151	2,760	1,391	50.4%
Chemistry, Manufacturing and Controls	443	287	156	54.4%
Research and development expenses	4,594	3,047	1,547	51.8%
General and administrative expenses	3,542	1,649	1,893	114.8%
Total operating expenses	8,136	4,696	3,440	73.3%
Loss from operations	$(8,011)	$(4,571)	$(3,440)	75.3%

	Six Months Ended June 30,
	(In thousands)		Change Increase (Decrease)
	2018	2017		%
Licensing Revenue:	$250	$250	$–	–%

Operating Expenses:
Clinical Research	6,637	5,907	730	12.4%
Chemistry, Manufacturing and Controls	698	615	83	13.5%
Research and development expenses	7,335	6,522	813	12.5%
General and administrative expenses	5,207	3,117	2,090	67.1%
Total operating expenses	12,542	9,639	2,903	30.1%
Loss from operations	$(12,292)	$(9,389)	$2,903	30.9%

Comparison of the Three Months ended June 30, 2018 and 2017

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten-year term of the agreement; therefore, we recorded deferred revenue of $125,000 in each of the first and second quarters of 2018 and 2017.

Research and Development Expenses

Research and development (R&D) expenses increased by $1.5 million to $4.6 million in the second quarter of 2018 from $3.0 million in the same period of 2017. Costs associated with the OPTIMA Study increased by $0.5 million to $2.0 million in the second quarter of 2018 compared to $1.5 million in the same period of 2017. This increase in costs is associated with higher patient enrollment in the second quarter of 2018 compared to the same period of 2017. Costs associated with the startup of the OVATION II Study were $0.1 million in the second quarter of 2018. Preclinical and regulatory costs were $0.1 million in the second quarter of 2018 and were insignificant in the same period of 2017. Other clinical costs increased by $0.5 million to $1.0 million in the second quarter of 2018 compared to $0.5 million in the same period of 2017. This increase is mostly attributable to an increase of $0.4 million in non-cash stock compensation expense during the second quarter of 2018 compared to the same period of 2017. Costs associated with the production and distribution of ThermoDox® to support the OPTIMA Study increased $0.1 million to $0.4 million in the second quarter of 2018 compared to $0.3 million in the same period of 2017. R&D costs associated with the development of GEN-1 to support the OVATION Studies increased by $0.3 million to $1.0 million in the second quarter of 2018 compared to $0.7 million in the same period of 2017.

General and Administrative Expenses

General and administrative (G&A) expenses increased to $3.5 million in the second quarter of 2018 compared to $1.6 million in the same period of 2017. This increase is mostly attributable to an increase in professional fees of approximately $0.1 million and an increase in compensation expenses which includes $1.7 million in non-cash stock compensation expense in the second quarter of 2018 compared to the same period of 2017.

Change in Earn-out Milestone Liability

The total aggregate purchase price for the acquisition of assets from EGEN included potential future earn-out payments contingent upon achievement of certain milestones. The difference between the aggregate $30.4 million in future earn-out payments and the $13.9 million included in the fair value of the acquisition consideration at June 20, 2014 was based on the Company’s risk-adjusted assessment of each milestone and utilizing a discount rate based on the estimated time to achieve the milestone. These milestone payments are fair valued at the end of each quarter and any change in their value is recognized in the condensed consolidated financial statements. As of June 30, 2018, the Company fair valued these milestones at $13.1 million and recognized a non-cash charge of $0.3 million in the second quarter of 2018 as a result of the change in the fair value of these milestones from $12.8 million at March 31, 2018. At June 30, 2017, the Company fair valued these milestones at $13.8 million and recognized a non-cash charge of $0.3 million in the second quarter of 2017 as a result of the change in the fair value of these milestones from $13.5 million at March 31, 2017.

Investment income and interest expense

The Company realized $0.1 million of interest income from its short-term investments during the second quarter of 2018. Investment income was negligible in second quarter of 2017.

In connection with its debt facilities, the Company interest expense was insignificant in the second quarters of 2018 and 2017. The Company entered into a new loan facility with Horizon Technology Finance Corporation on June 27, 2018. In the second quarter of 2017, Company paid off its prior credit facility with Hercules Technology Growth Capital, Inc.

Deemed dividend

During the three months ended June 30, 2017, we recognized deemed dividends totaling $0.4 million collectively in regard to multiple agreements with certain warrant holders, pursuant to which these warrant holders agreed to exercise, and the Company agreed to reprice, certain warrants. Warrants to purchase a total of 790,410 shares of common stock were repriced at $2.70 and warrants to purchase 506,627 shares of common stock were repriced at $1.65 and the Company received $3.0 million in aggregate gross proceeds from the exercise of these repriced warrants.

Comparison of the Six Months ended June 30, 2018 and 2017

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten-year term of the agreement; therefore, we recorded deferred revenue of $250,000 in each of the first halves of 2018 and 2017.

Research and Development Expenses

Research and development (R&D) expenses increased by $0.8 million to $7.3 million in the first half of 2018 from $6.5 million in the same period of 2017. Costs associated with the OPTIMA Study were $3.3 million in the first half of 2018 compared to $3.0 million in the same period of 2017. This is mostly due to higher patient enrollment in during the first half of 2018 compared to the same period of 2017. Costs associated with the OVATION Studies were $0.2 million in the first half of 2018 compared to $0.1 million in the same period of 2017. The Company announced the completion of enrollment of all cohorts of the OVATION I Study in July 2017 and reported final clinical and translational research data in October 2017. Other clinical costs were $1.4 million in the first half of 2018 compared to $1.4 million in the same period of 2017. In the first half of 2018, the Company incurred an increase of $0.4 million in non-cash stock compensation expense compared to the same period of 2017. In the first half of 2017, the Company executed a cost reduction plan by reducing the costs associated with the support of the ThermoDox® studies in Europe. The majority of the $0.5 million in 2017 costs were realized in the first half of 2017. ThermoDox® preclinical and regulatory R&D costs were $0.2 million in the first half of 2018 compared to $0.1 million in the same period of 2017. Costs associated with the production of ThermoDox® to support the OPTIMA Study increased to $0.7 million in the first six months of 2018 compared to $0.6 million in the same period of 2017. Costs associated with the research and development of GEN-1 increased by $0.4 million to $1.6 million in the first half of 2018 compared to $1.2 million in the same period of 2017.

General and Administrative Expenses

General and administrative expenses increased by $2.1 million to $5.2 million in the first six months of 2018 compared to $3.1 million in the same period of 2017. This increase is mostly attributable to an increase in professional fees of approximately $0.2 million and an increase in compensation expenses totaling $1.8 million in non-cash stock compensation expense in the first half of 2018 compared to the same period of 2017.

Change in Earn-out Milestone Liability

The total aggregate purchase price for the acquisition of assets from EGEN included potential future earn-out payments contingent upon achievement of certain milestones. The difference between the aggregate $30.4 million in future earn-out payments and the $13.9 million included in the fair value of the acquisition consideration at June 20, 2014 was based on the Company’s risk-adjusted assessment of each milestone and utilizing a discount rate based on the estimated time to achieve the milestone. These milestone payments are fair valued at the end of each quarter and any change in their value is recognized in the condensed consolidated financial statements. As of June 30, 2018, the Company fair valued these milestones at $13.1 million and recognized a non-cash charge of $0.6 million in the first half of 2018 as a result of the change in the fair value of these milestones from $12.5 million at December 31, 2017. The Company recognized a non-cash charge of $0.6 million in the first half of 2017 as a result of the change in the fair value of these milestones at $13.8 million at June 30, 2017 from $13.2 million at December 31, 2016.

Investment income and interest expense

The Company realized $0.1 million of interest income from its short-term investments during the first half of 2018. Investment income was negligible in the first half of 2017.

In connection with its debt facilities, the Company interest expense was insignificant in the first half of 2018 compared to $0.1 million in the same period of 2017. The Company entered into a new loan facility with Horizon Technology Finance Corporation on June 27, 2018. In the second quarter of 2017, Company paid off its prior credit facility with Hercules Technology Growth Capital, Inc.

Deemed dividend

During the six months ended June 30, 2017, we recognized deemed dividends totaling $0.4 million collectively in regard to multiple agreements with certain warrant holders, pursuant to which these warrant holders agreed to exercise, and the Company agreed to reprice, certain warrants. Warrants to purchase a total of 790,410 shares of common stock were repriced at $2.70 and warrants to purchase 506,627 shares of common stock were repriced at $1.65 and the Company received $3.0 million in aggregate gross proceeds from the exercise of these repriced warrants.

Financial Condition, Liquidity and Capital Resources

Since inception we have incurred significant losses and negative cash flows from operations. We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities and amounts received under our product licensing agreement with Yakult and our technology development agreement with Hisun. The process of developing and commercializing ThermoDox®, GEN-1 and other product candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts. We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future. Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $274 million at June 30, 2018.

At June 30, 2018 we had total current assets of $26.3 million (substantially all of which is cash, cash equivalents and short-term investments and related interest receivable on short-term investments) and current liabilities of $6.2 million, resulting in net working capital of $20.1 million. At December 31, 2017 we had total current assets of $24.3 million (including cash, cash equivalents and short-term investments and related interest receivable on short-term investments of $24.2 million) and current liabilities of $6.2 million, resulting in net working capital of $18.1 million.

We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

Net cash used in operating activities for the first half of 2018 was $8.8 million. Our 2018 net loss of $12.7 million for the first half of 2018 included (i) $3.4 million in non-cash stock-based compensation expense and (ii) $0.5 million in a non-cash charge based on the change in the earn-out milestone liability.

Net cash provided by financing activities was $11.0 million during the first half of 2018 from $9.7 million in net proceeds from the Horizon Credit Facility and $1.3 million in net proceeds from the sale of our common stock through our ATM Facility with Cantor Fitzgerald.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet financing arrangements. In July 2011, we entered into a lease with Brandywine Operating Partnership, L.P., a Delaware limited partnership for a 10,870 square foot premises located in Lawrenceville, New Jersey in connection with the relocation of our offices from Columbia, Maryland. In late 2015, Lenox Drive Office Park LLC, purchased the real estate and office building and assumed the lease. Under the current terms of the lease, which was amended effective May 1, 2017 and is set to expire on September 1, 2022, we reduced the size of the premises to 7,565 square feet and are paying a monthly rent that ranges from approximately $18,900 in the first year to approximately $20,500 in the final year of the amendment. We also have a one-time option to cancel the lease as of the 24th month after the commencement date of the amendment. In connection with the Asset Purchase Agreement, in June 2014, we assumed the existing lease with another landlord for an 11,500 square foot premises located in Huntsville, Alabama. In January 2018, we entered into a new 60-month lease agreement for 9,049 square feet with rent payments of approximately $18,100 per month. Other than this lease amendment, there were no material changes during the three and six months ended June 30, 2018 to our operating leases, which are disclosed in the contractual commitments table in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on March 27, 2018 with the Securities and Exchange Commission.

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

Item 4. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2018, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the Securities and Exchange Commission.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, that occurred during the three and six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following is a summary of the risk factors, uncertainties and assumptions that we believe are most relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ significantly from expected or historical results and our forward-looking statements. We note these factors for investors as permitted by Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. Additional risks that we currently believe are immaterial may also impair our business operations. Investors should carefully consider the risks described below before making an investment decision and understand that it is not possible to predict or identify all such factors. Consequently, investors should not consider the following to be a complete discussion of all potential risks or uncertainties that may impact our business. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. The description provided in this Item 1A includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on March 27, 2018 with the Securities and Exchange Commission (SEC). In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report and our other filings made from time to time with the SEC.

RISKS RELATED TO OUR BUSINESS

We have a history of significant losses from operations and expect to continue to incur significant losses for the foreseeable future.

Since our inception, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $274 million at June 30, 2018. For the years ended December 31, 2016 and 2017, and for the six months ended June 30, 2018, we incurred a net loss of $22.1 million, $20.4 million and $12.7 million, respectively. We currently have no product revenue and do not expect to generate any product revenue for the foreseeable future. Because we are committed to continuing our product research, development, clinical trial and commercialization programs, we will continue to incur significant operating losses unless and until we complete the development of ThermoDox®, GEN-1 and other new product candidates and these product candidates have been clinically tested, approved by the United States Food and Drug Administration (FDA) and successfully marketed. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, us or our collaborators successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third party alternatives for any approved product and raising sufficient funds to finance business activities. If we or our collaborators are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Drug development is an inherently uncertain process with a high risk of failure at every stage of development. Our lead drug candidate failed to meet its primary endpoint in the Phase III HEAT Study.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. Since our inception, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $274 million at June 30, 2018. For the years ended December 31, 2016 and 2017 and the six months ended June 30, 2018, we incurred a net loss of $22.1 million, $20.4 million and $12.7 million, respectively. As of June 30, 2018, we had approximately $26.3 million in cash and short-term investments including interest receivable.

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

Securing FDA or comparable foreign regulatory approval requires the submission of extensive preclinical and clinical data and supporting information for each therapeutic indication to establish the product candidate’s safety and efficacy for its intended use. It takes years to complete the testing of a new drug or biological product and development delays and/or failure can occur at any stage of testing. Any of our present and future clinical trials may be delayed, halted, not authorized, or approval of any of our products may be delayed or may not be obtained due to any of the following:

●	any preclinical test or clinical trial may fail to produce safety and efficacy results satisfactory to the FDA or comparable foreign regulatory authorities;

●	preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent marketing approval;

●	negative or inconclusive results from a preclinical test or clinical trial or adverse events during a clinical trial could cause a preclinical study or clinical trial to be repeated or a development program to be terminated, even if other studies relating to the development program are ongoing or have been completed and were successful;

●	the FDA or comparable foreign regulatory authorities can place a clinical hold on a trial if, among other reasons, it finds that subjects enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury;

●	the facilities that we utilize, or the processes or facilities of third party vendors, including without limitation the contract manufacturers who will be manufacturing drug substance and drug product for us or any potential collaborators, may not satisfactorily complete inspections by the FDA or comparable foreign regulatory authorities; and

●	we may encounter delays or rejections based on changes in FDA policies or the policies of comparable foreign regulatory authorities during the period in which we develop a product candidate, or the period required for review of any final marketing approval before we are able to market any product candidate.

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

We have devoted our resources to developing a new generation of products and will not be able to market these products until we have completed clinical trials and obtain all necessary governmental approvals. Our lead product candidate, ThermoDox® and the product candidates we purchased in our acquisition of EGEN, Inc., including GEN-1, are still in various stages of development and trials and cannot be marketed until we have completed clinical testing and obtained necessary governmental approval. Following our announcement on January 31, 2013 that the HEAT Study failed to meet its primary endpoint of progression free survival, we continued to follow the patients enrolled in the HEAT Study to the secondary endpoint, overall survival. Based on the overall survival data from the post-hoc analysis of results from the HEAT Study, we launched a pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox® in combination with RFA in primary liver cancer, known as the OPTIMA Study, in 2014. ThermoDox® is currently also being evaluated in a Phase II clinical trial for the treatment of recurrent chest wall breast cancer, known as the DIGNITY Study, and other preclinical studies. GEN-1 is currently in an early stage of clinical development for the treatment of ovarian cancer. We conducted a Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer starting in the second half of 2015 and plan to expand our ovarian cancer development program to include a Phase I dose escalating trial evaluating GEN-1 in ovarian cancer patients and additional trials in newly diagnosed ovarian cancer patients. The delivery technology platforms, TheraPlas and TheraSilence, are in preclinical stages of development. Accordingly, our revenue sources are, and will remain, extremely limited until our product candidates are clinically tested, approved by the FDA or foreign regulatory agencies and successfully marketed. We cannot guarantee that any of our product candidates will be approved by the FDA or any foreign regulatory agency or marketed, successfully or otherwise, at any time in the foreseeable future or at all.

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

Strategic transactions, such as acquisitions, partnerships and collaborations, including the EGEN acquisition, involve numerous risks, including:

●	the failure of markets for the products of acquired businesses, technologies or product lines to develop as expected;

●	uncertainties in identifying and pursuing acquisition targets;

●	the challenges in achieving strategic objectives, cost savings and other benefits expected from acquisitions;

●	the risk that the financial returns on acquisitions will not support the expenditures incurred to acquire such businesses or the capital expenditures needed to develop such businesses;

●	difficulties in assimilating the acquired businesses, technologies or product lines;

●	the failure to successfully manage additional business locations, including the additional infrastructure and resources necessary to support and integrate such locations;

●	the existence of unknown product defects related to acquired businesses, technologies or product lines that may not be identified due to the inherent limitations involved in the due diligence process of an acquisition;

●	the diversion of management’s attention from other business concerns;

●	risks associated with entering markets or conducting operations with which we have no or limited direct prior experience;

●	risks associated with assuming the legal obligations of acquired businesses, technologies or product lines;

●	risks related to the effect that internal control processes of acquired businesses might have on our financial reporting and management’s report on our internal control over financial reporting;

●	the potential loss of key employees related to acquired businesses, technologies or product lines; and

●	the incurrence of significant exit charges if products or technologies acquired in business combinations are unsuccessful.

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

Further, we cannot guarantee that any patent or other technology rights licensed to us by others will not be challenged or circumvented successfully by third parties, or that the rights granted will provide adequate protection. We may be required to alter any of our potential products or processes, or enter into a license and pay licensing fees to a third party or cease certain activities. There can be no assurance that we can obtain a license to any technology that we determine we need on reasonable terms, if at all, or that we could develop or otherwise obtain alternate technology. If a license is not available on commercially reasonable terms or at all, our business, results of operations, and financial condition could be significantly harmed, and we may be prevented from developing and commercializing the product. Litigation, which could result in substantial costs, may also be necessary to enforce any patents issued to or licensed by us or to determine the scope and validity of others claimed proprietary rights.

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

We can also be prevented from selling or commercializing any of our products that use the infringing technology in the future, unless we obtain a license from such third party. A license may not be available from such third party on commercially reasonable terms or may not be available at all. Any modification to include a non-infringing technology may not be possible or if possible may be difficult or time-consuming to develop, and require revalidation, which could delay our ability to commercialize our products. Any infringement action asserted against us, even if we are ultimately successful in defending against such action, would likely delay the regulatory approval process of our products, harm our competitive position, be expensive and require the time and attention of our key management and technical personnel.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. Our January 31, 2013 announcement that the HEAT Study failed to meet its primary endpoint has resulted in significant volatility and a steep decline in the price of our common stock, a level of decline that could result in securities litigation. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospect. The closing price of our common stock as reported on The NASDAQ Capital Market had a high price of $27.02 and a low price of $4.20 in the 52-week period ended December 31, 2016, a high price of $7.14 and a low price of $1.28 in the 52-week period ended December 31, 2017, and a high price of $1.99 and a low price of $3.32 from January 1, 2018 through August 13, 2018. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of August 13, 2018, we had 17,746,285 shares of common stock outstanding, all of which shares, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, all of the shares of common stock issuable upon exercise of warrants will be freely tradable without restriction or further registration upon issuance.

Our stockholders may experience significant dilution as a result of future equity offerings or issuances and exercise of outstanding options and warrants.

In order to raise additional capital or pursue strategic transactions, we may in the future offer, issue or sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock, including the issuance of common stock in relation to the achievement, if any, of milestones triggering our payment of earn-out consideration in connection with the EGEN acquisition. Our stockholders may experience significant dilution as a result of future equity offerings or issuances. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders. As of August 13, 2018, we have a significant number of securities convertible into, or allowing the purchase of, our common stock, including 3,248,516 shares of common stock issuable upon exercise of warrants outstanding, 3,034,741 options to purchase shares of our common stock and restricted stock awards outstanding, and 365,152 shares of common stock reserved for future issuance under our stock incentive plans. Under the Controlled Equity Offering SM Sales Agreement entered into with Cantor Fitzgerald & Co. on February 1, 2013, we may offer and sell, from time to time through “at-the-market” offerings, up to an aggregate of $25 million of shares of our common stock. We had sold $12.8 million under the Sales Agreement as of June 30, 2018.

We may be unable to maintain compliance with The NASDAQ Marketplace Rules which could cause our common stock to be delisted from The NASDAQ Capital Market. This could result in the lack of a market for our common stock, cause a decrease in the value of an investment in us, and adversely affect our business, financial condition and results of operations.

Our common stock is currently listed on The NASDAQ Capital Market. To maintain the listing of our common stock on The NASDAQ Capital Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and stockholders’ equity of at least $2.5 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and a total market value of listed securities of at least $35 million. As of August 13, 2018, the closing sale price per share of our common stock was $2.77, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors and 10% or more stockholders) was approximately $48.9 million and the total market value of our listed securities was approximately $49.2 million. There is no assurance that we will continue to meet the minimum closing price requirement and other listing requirements. As of June 30, 2018, we had stockholders’ equity of approximately $19.1 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

4.1+	Form of Warrant to Purchase Common Stock.

10.0+	Venture Loan and Security Agreement dated June 27, 2018, by and between Celsion corporation and Horizon Technology Finance Corporation.

10.1	Lease Agreement dated January 15, 2018, by and between Celsion Corporation and HudsonAlpha Institute of Biotechnology for office and lab space located in Huntsville, Alabama, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2018.

10.2	Celsion Corporation 2018 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed May 15, 2018.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders’ Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

**	XBRL information is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2018	CELSION CORPORATION

Registrant

	By:	/s/ Jeffrey W. Church
Jeffrey W. Church
Senior Vice President and Chief Financial Officer

	By:	/s/ Michael H. Tardugno
Michael H. Tardugno
Chairman, President and Chief Executive Officer

