Form 10-Q
period 2018-09-30
Celsion CORP
filed 2018-11-14
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

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

As of November 13, 2018, the Registrant had 18,731,834 shares of common stock, $0.01 par value per share, outstanding.

CELSION CORPORATION

QUARTERLY REPORT ON

FORM 10-Q

i

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q, including, without limitation, any projections of earnings, revenue or other financial items, any statements of the plans and objectives of management for future operations (including, but not limited to, pre-clinical development, clinical trials, manufacturing and commercialization), any statements concerning proposed drug candidates, potential therapeutic benefits, or other new products or services, any statements regarding future economic conditions or performance, any changes in the course of research and development activities and in clinical trials, any possible changes in cost and timing of development and testing, capital structure, financial condition, working capital needs and other financial items, any changes in approaches to medical treatment, any introduction of new products by others, any possible licenses or acquisitions of other technologies, assets or businesses, our ability to realize the full extent of the anticipated benefits of our acquisition of the assets of EGEN, Inc., including achieving operational cost savings and synergies in light of any delays we may encounter in the integration process and additional unforeseen expenses, any possible actions by customers, suppliers, partners, competitors and regulatory authorities, compliance with listing standards of The NASDAQ Capital Market and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations.

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

Trademarks

The Celsion brand and product names, including but not limited to Celsion® and ThermoDox® contained in this document are trademarks, registered trademarks or service marks of Celsion Corporation or its subsidiary in the United States (“U.S.”) and certain other countries. This document also contains references to trademarks and service marks of other companies that are the property of their respective owners.

ii

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,371,303	$11,444,055
Investment securities - available for sale, at fair value	18,579,731	12,724,020
Accrued interest receivable on investment securities	76,746	54,440
Advances, deposits and other current assets	224,614	89,186

Subtotal current assets	22,252,394	24,311,701

Property and equipment (at cost, less accumulated depreciation and amortization of $2,929,742 and $2,838,716, respectively)	166,523	175,771

Other assets:
In-process research and development	15,736,491	20,246,491
Other intangible assets, net	625,121	795,608
Goodwill	1,976,101	1,976,101
Patent licensing fees, deposits and other assets, net	155,324	8,761

Subtotal other assets	18,493,037	23,026,961

Total assets	$40,911,954	$47,514,433

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

(Continued)

	September 30, 2018	December 31, 2017
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable ─ trade	$3,159,627	$3,416,863
Other accrued liabilities	2,140,128	2,282,827
Deferred revenue - current portion	500,000	500,000
Subtotal current liabilities	5,799,755	6,199,690

Earn-out milestone liability	8,970,854	12,538,525
Notes payable - non-current portion	9,319,579	-
Deferred revenue - non-current portion	1,625,000	2,000,000
Other liabilities - non-current portion	65,701	71,710

Total liabilities	25,780,889	20,809,925

Commitments and contingencies

Stockholders’ equity:
Preferred Stock - $0.01 par value (100,000 shares authorized; no shares issued or outstanding at September 30, 2018 and December 31, 2017)	-	-
Common stock - $0.01 par value (112,500,000 shares authorized; 17,911,454 and 17,277,299 shares issued at September 30, 2018 and December 31, 2017, respectively;17,911,120 and 17,276,965 shares outstanding at September 30, 2018 and December 31, 2017, respectively)	179,114	172,772
Additional paid-in capital	294,162,004	288,408,976
Accumulated other comprehensive gain (loss)	20,960	(10,164)
Accumulated deficit	(279,145,825)	(261,781,888)
Subtotal	15,216,253	26,789,696

Treasury stock, at cost (334 shares at September 30, 2018 and December 31, 2017)	(85,188)	(85,188)

Total stockholders’ equity	15,131,065	26,704,508
Total liabilities and stockholders’ equity	$40,911,954	$47,514,433

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Licensing revenue	$125,000	$125,000	$375,000	$375,000

Operating expenses:
Research and development	2,187,317	3,348,847	9,521,937	9,870,754
General and administrative	1,959,903	1,174,250	7,167,740	4,291,482
Total operating expenses	4,147,220	4,523,097	16,689,677	14,162,236

Loss from operations	(4,022,220)	(4,398,097)	(16,314,677)	(13,787,236)

Other (expense) income:
Gain from change in valuation of earn-out milestone liability	4,114,995	1,246,151	3,567,671	670,172
Impairment of in-process research and development	(4,510,000)	(2,520,000)	(4,510,000)	(2,520,000)
Investment income	106,565	524	253,750	3,941
Interest expense	(345,728)	-	(360,759)	(91,756)
Other income	2	93	78	3,545
Total other (expense) income, net	(634,166)	(1,273,232)	(1,049,260)	(1,934,098)

Net loss	(4,656,386)	(5,671,329)	(17,363,937)	(15,721,334)

Deemed dividend related to warrant modification	-	-	-	(345,685)

Net loss attributable to common shareholders	$(4,656,386)	$(5,671,329)	$(17,363,937)	$(16,067,019)

Net loss per common share
Basic and diluted	$(0.26)	$(0.70)	$(1.00)	$(3.04)

Weighted average shares outstanding
Basic and diluted	17,801,230	8,054,658	17,447,921	5,171,699

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017		2018	2017
Other comprehensive (loss) gain

Changes in:
Realized gain on investment securities recognized in investment income, net	$(2,788)	$	─	$(11,125)	$	─
Unrealized gain on investment securities	29,665		─	42,249		─

Change in unrealized gain on available for sale securities	26,877		─	31,124		─

Net loss	(4,656,386)		(5,671,329)	(17,363,937)		(15,721,334)

Comprehensive loss	$(4,629,509)		$(5,671,329)	$(17,332,813)		$(15,721,334)

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:

Net loss	$(17,363,937)	$(15,721,334)

Non-cash items included in net loss:
Depreciation and amortization	261,513	511,587
Change in fair value of earn-out milestone liability	(3,567,671)	(670,172)
Impairment of in-process research and development	4,510,000	2,520,000
Recognition of deferred revenue	(375,000)	(375,000)
Stock-based compensation costs	3,985,829	951,488
Restricted shares issued	29,841	-
Amortization of deferred finance charges and debt discount associated with notes payable	101,695	35,370
Change in deferred rent liability	(6,009)	61,328
Net changes in:
Accrued interest on investment securities	(22,306)	4,008
Advances, deposits and other current assets	(231,991)	115,106
Accounts payable and accrued liabilities	(399,935)	134,440
Net cash (used in) operating activities:	(13,077,971)	(12,433,179)

Cash flows from investing activities:
Purchases of investment securities	(15,574,587)	-
Proceeds from sale and maturity of investment securities	9,750,000	1,680,000
(Deposit) refund on corporate office lease	(50,000)	100,000
Purchases of property and equipment	(81,778)	(21,126)
Net cash (used in) provided by investing activities	(5,956,365)	1,758,874

Cash flows from financing activities:
Proceeds from sale of common stock equity, net of issuance costs	1,236,584	8,405,190
Proceeds from notes payable, net of issuance costs	9,725,000	-
Proceeds from exercise of common stock warrants	-	4,925,886
Principal payments on notes payable	-	(2,595,923)
Net cash provided by financing activities	10,961,584	10,735,153

(Decrease) increase in cash and cash equivalents	(8,072,752)	60,848
Cash and cash equivalents at beginning of period	11,444,055	2,624,162
Cash and cash equivalents at end of period	$3,371,303	$2,685,010

Supplemental disclosures of cash flow information:
Interest paid	$259,064	$56,386

See accompanying notes to the condensed consolidated financial statements.

5

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Non-cash financing activities:
Fair value of common stock issued as equity issuance costs and charged against paid in capital	$450,000	$-
Fair value of warrants issued in connection with notes payable	507,116	-
	$957,116	$-

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Note 1. Business Description

Celsion Corporation, a Delaware corporation based in Lawrenceville, New Jersey, and its wholly owned subsidiary, CLSN Laboratories, Inc., also a Delaware corporation, referred to herein as “Celsion”, “we”, or “the Company,” as the context requires, is a fully-integrated, development stage oncology drug company focused on developing a portfolio of innovative cancer treatments, including directed chemotherapies, immunotherapies and RNA- or DNA-based therapies. Our lead program is ThermoDox®, a proprietary heat-activated liposomal encapsulation of doxorubicin, currently in Phase III development for the treatment of primary liver cancer. Our product pipeline also includes GEN-1, a DNA-based immunotherapy for the localized treatment of ovarian and brain cancers. Our product pipeline is based on three platform technologies that have demonstrated the potential to address a broad range of solid tumor cancer indications including novel nucleic acid-based immunotherapies, anti-cancer DNA or RNA therapies, and heat sensitive liposomal formulations of known chemotherapeutics. With these technologies we are working to develop and commercialize efficient, effective and targeted therapeutics that minimize the side-effects common to cancer treatments.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the three and nine-month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (SEC) on March 27, 2018.

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

Note 3. Financial Condition and Business Plan

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the U.S. Food and Drug Administration. We have not generated significant revenue and have incurred significant net losses in each year since our inception. We have incurred approximately $279 million of cumulated net losses. As of September 30, 2018, we had approximately $22.0 million in cash, investment securities and interest receivable. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

The Company expects its operating losses to continue for the foreseeable future as it continues its product development efforts, and when it undertakes marketing and sales activities. The Company’s ability to achieve profitability is dependent upon its ability to obtain governmental approvals, manufacture, and market and sell its new product candidates. There can be no assurance that the Company will be able to commercialize its technology successfully or that profitability will ever be achieved. The operating results of the Company have fluctuated significantly in the past. We have substantial future capital requirements associated with our continued research and development activities and to advance our product candidates through various stages of development. The Company believes these expenditures are essential for the commercialization of its technologies.

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

Annually, the State of New Jersey enables approved technology and biotechnology businesses with New Jersey net operating tax losses the opportunity to sell these losses through the Technology Business Tax Certificate Program (the “NOL Program”), thereby providing cash to companies to help fund their operations. The Company determined it met the eligibility requirements of the NOL Program for 2018 and filed its application with the New Jersey Economic Development Authority (NJEDA) in June 2018. In this application, the Company requested authorization of up to $12.5 million in cumulative New Jersey net operating losses to be eligible for sale. In September 2018, the NJEDA notified the Company that its application received approval under the NOL Program for 2018. The Company expects that the successful transfer of these credits will result in receipt of approximately $10 million in net cash proceeds to the Company prior to the end of 2018.

With $22.0 million in cash, investment securities and interest receivable at September 30, 2018 and the impending sale of its New Jersey NOLs, the Company believes it has sufficient capital resources to fund its operations into the fourth quarter of 2020. The Company will be required to obtain additional funding in order to continue the development of its current product candidates within the anticipated time periods, if at all, and to continue to fund operations. As more fully discussed in Note 11, the Company has $15.0 million available for future sale of equity securities under a common stock purchase agreement with Aspire Capital Fund, LLC.

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

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09 “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU 2014 - 09 was originally going to be effective on January 1, 2017; however, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. In March 2016, the FASB issued ASU No. 2016 - 8, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. The amendments in this ASU do not change the core principle of ASU No. 2014 - 09 but the amendments clarify the implementation guidance on reporting revenue gross versus net. The effective date for the amendments in this ASU is the same as the effective date of ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Identifying Performance Obligations and Licensing),” to clarify the implementation guidance on identifying performance obligations and licensing (collectively “the new revenue standards”). The new revenue standards allow for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The new revenue standard became effective for us on January 1, 2018. Under the new revenue standards, we recognize revenue following a five-step model prescribed under ASU No. 2014-09; (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. As further described in Note 15, the Company currently has only one contract subject to the new revenue standards. After performance of the five-step model discussed above, the Company concluded the adoption of the new revenue standards as of January 1, 2018 did not change our revenue recognition policy nor does it have an effect on our financial statements using either the full retrospective or the modified retrospective adoption methods.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases” (Topic 842), which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted. We are evaluating the impact of ASU 2016-2, which we plan to adopt on January 1, 2019, on our consolidated financial statements. To date, we have identified all of our leases which consist of the New Jersey corporate office lease and the Alabama lab facility lease, and we anticipate that adoption of ASU 2016-2 will result in the recognition of additional assets and lease liabilities, along with the associated recognition of amortization expense for the right-to-use assets.

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

In January 2017, the FASB issued Accounting Standard Update No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company does not believe the adoption of ASU 2017-01 will have an impact on our financial statement or disclosures.

In January 2017, the FASB issued Accounting Standard Update No. 2017-04, “Intangibles-Goodwill and Other, Simplifying the Test for Goodwill Impairment,” which eliminated Step 2 from the goodwill impairment test. Under the revised test, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for any interim or annual impairment tests for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted this method for its impairment testing of goodwill during 2017 and 2018. Based on the Company’s evaluation, the adoption of the ASU 2017-04 did not have any material impact on its consolidated financial statements or its disclosures.

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

The total number of shares of common stock issuable upon exercise of warrants, stock option grants and equity awards were 6,496,261 and 6,208,389 shares for the three and nine-month periods ended September 30, 2018 and 2017, respectively. For the three and nine month periods ended September 30, 2018 and 2017, diluted loss per common share was the same as basic loss per common share as all options and all warrants that were exercisable into shares of the Company’s common stock were excluded from the calculation of diluted earnings attributable to common shareholders per common share as their effect would have been anti-dilutive.

Note 6. Fair Value of Financial Instruments

Short-term investments available for sale of $18,579,731 and $12,724,020 as of September 30, 2018 and December 31, 2017, respectively, consist of money market funds, commercial paper, corporate debt securities, and government agency debt securities. These investments are valued at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in accumulated other comprehensive loss.

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

A summary of the cost, fair value and maturities of the Company’s short-term investments is as follows:

	September 30, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
Short-term investments
Certificate of deposit	$3,128,390	$3,144,875	$-	$-
Corporate debt securities	15,430,381	15,434,856	12,734,184	12,724,020
Total	$18,558,771	$18,579,731	$12,734,184	12,724,020

	September 30, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
Short-term investment maturities
Within 3 months	$5,714,421	$5,724,554	$-	$-
Between 3-12 months	12,844,350	12,855,177	12,734,184	12,724,020
Total	$18,558,771	$18,579,731	$12,734,184	$12,724,020

The following table shows the Company’s investment securities gross unrealized gains (losses) and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017. The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	September 30, 2018		December 31, 2017
Available for sale securities (all unrealized holding gains and losses are less than 12 months at date of measurement)	Fair Value	Unrealized Holding Gains (Losses)	Fair Value	Unrealized Holding Gains (Losses)

Investments with unrealized gains	$10,845,595	$27,352	$748,148	$570
Investments with unrealized losses	7,734,136	(6,392)	11,975,872	(10,734)
Total	$18,579,731	$20,960	$12,724,020	$(10,164)

Investment income, which includes net realized losses on sales of available for sale securities and investment income interest and dividends, is summarized as follows:

	Three Months Ended September 30,
	2018	2017
Interest and dividends accrued and paid	$103,777	$524
Realized gains	2,788	-
Investment income, net	$106,565	$524

	Nine Months Ended September 30,
	2018	2017
Interest and dividends accrued and paid	$242,625	$3,941
Realized gains	11,125	-
Investment income, net	$253,750	$3,941

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

Cash and cash equivalents, other current assets, accounts payable and other accrued liabilities are reflected in the condensed consolidated balance sheet at their approximate estimated fair values primarily due to their short-term nature. There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the nine months ended September 30, 2018 or 2017. All changes in Level 3 liabilities were the result of changes in the fair value of the earn-out milestone liability included in earnings (see Note 13).

Assets and liabilities measured at fair value are summarized below:

	Total Fair Value	Quoted Prices In Active Markets For Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:

Recurring items as of September 30, 2018
Investment securities, available for sale	$18,579,731		$18,579,731	$	─	$	─

Recurring items as of December 31, 2017
Investment securities, available for sale	$12,724,020		$12,724,020	$	─	$	─

Liabilities:

Recurring items as of September 30, 2018
Earn-out milestone liability (Note 13)	$8,970,854	$	─	$	─		$8,970,854

Recurring items as of December 31, 2017
Earn-out milestone liability (Note 13)	$12,538,525	$	─	$	─		$12,538,525

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

The total purchase price for the asset acquisition is up to $44.4 million, including potential future earnout payments of up to $30.4 million contingent upon achievement of certain earnout milestones set forth in the Asset Purchase Agreement. At the closing, we paid approximately $3.0 million in cash after the expense adjustment and issued 193,728 shares of our common stock to EGEN. The shares of common stock were issued in a private transaction exempt from registration under the Securities Act, pursuant to Section 4 (2) thereof. In addition, 47,862 shares of common stock were held back by us at the closing and are issuable to EGEN pending satisfactory resolution of any post-closing adjustments for expenses or in relation to EGEN’s indemnification obligations under the Asset Purchase Agreement (the “Holdback Shares”). These shares were issued to EGEN on June 16, 2017.

After its review in 2017, management concluded that there was no immediate opportunity to out-license TheraSilence. Because of this analysis, the earnout payments were adjusted prior to 2017. In conjunction with its review, management determined the earnout payments may be up to $24.4 million that may become payable, in cash, shares of our common stock or a combination thereof, at our option, upon achievement of the remaining two major milestone events as follows:

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

At September 30, 2018 and 2017, after the Company’s annual assessments of the totality of the events that could impair IPR&D, the Company determined certain IPR&D assets related to the development of its glioblastoma multiforme cancer (GBM) product candidate may be impaired. To arrive at this determination, the Company assessed the status of studies in GBM conducted by its competitors and the Company’s strategic commitment of resources to its studies in primary liver cancer and ovarian cancer. The Company estimated the fair value of the IPR&D related to GBM at September 30, 2018 and 2017 using the multi-period excess earnings method (MPEEM). After its assessment on September 30, 2017, the Company concluded that the GBM asset, valued at $9.4 million, was partially impaired and wrote down the GBM asset to $6.9 million on September 30, 2017, incurring a non-cash charge of $2.5 million in the third quarter of 2017. In connection with the write down of this IPR&D asset on September 30, 2017, the Company concluded there was a reduced probability of payments of the earn-out milestones associated with the GBM asset and therefore reduced the earn-out milestone liability from $13.8 million to $12.5 million, recording a non-cash gain of approximately $1.3 million in the third quarter of 2017. After its assessment on September 30, 2018, the Company concluded that the GBM asset, valued at $6.9 million, was partially impaired and wrote down the GBM asset to $2.4 million on September 30, 2018, incurring a non-cash charge of $4.5 million in the third quarter of 2018. In connection with the write down of this IPR&D asset, the Company concluded there was a reduced probability of payment of the earn-out milestones associated with the GBM asset and therefore reduced the earn-out milestone liability from $13.1 million to $9.0 million, recording a non-cash gain of approximately $4.1 million in the third quarter of 2018.

As no other indicators of impairment existed during the first nine months of 2018, the Company concluded none of the other IPR&D assets were impaired at September 30, 2018.

Pursuant to the EGEN Purchase Agreement, EGEN provided certain covenants (“Covenant Not To Compete”) to the Company whereby EGEN agreed, during the period ending on the seventh anniversary of the closing date of the acquisition on June 20, 2014, not to enter into any business, directly or indirectly, which competes with the business of the Company nor will it contact, solicit or approach any of the employees of the Company for purposes of offering employment. The Covenant Not To Compete which was valued at approximately $1.6 million at the date of the EGEN acquisition has a definitive life and is amortized on a straight-line basis over its life of 7 years. The Company recognized amortization expense of $56,829 and $170,487 in each of the three and nine-month periods ended September 30, 2018 and 2017, respectively. The carrying value of the Covenant Not to Compete was $625,121, net of $966,093 accumulated amortization, as of September 30, 2018 and $795,608, net of $795,606 accumulated amortization, as of December 31, 2017

The purchase price exceeded the estimated fair value of the net assets acquired by approximately $2.0 million which was recorded as Goodwill. Goodwill represents the difference between the total purchase price for the net assets purchased from EGEN and the aggregate fair values of tangible and intangible assets acquired, less liabilities assumed. Goodwill is reviewed for impairment at least annually as of our third quarter ended September 30 or sooner if we believe indicators of impairment exist. As of September 30, 2018, we concluded that the Company’s fair value exceeded its carrying value therefore “it is not more likely than not” that the Goodwill was impaired.

Note 9. Accrued Liabilities

Other accrued liabilities as of September 30, 2018 and December 31, 2017 include the following:

	September 30, 2018	December 31, 2017
Amounts due to contract research organizations and other contractual agreements	$730,811	$665,373
Accrued payroll and related benefits	1,048,077	1,258,265
Accrued professional fees	341,240	264,668
Other	20,000	94,521
Total	$2,140,128	$2,282,827

Note 10. Note Payable

Horizon Credit Agreement

On June 27, 2018, the Company entered into a loan agreement with Horizon Technology Finance Corporation (“Horizon”) that provided $10 million in new capital (the “Horizon Credit Agreement”). The Company drew down $10 million upon closing of the Horizon Credit Agreement on June 27, 2018. The Company will use the funding provided under the Horizon Credit Agreement for working capital and advancement of its product pipeline.

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

In connection with the Horizon Credit Agreement, the Company incurred financing fees and expenses totaling $175,000 which are recorded and classified as debt discount. In addition, the Company paid loan origination fees of $100,000 which has been recorded and classified as debt discount. These debt discount amounts totaling $782,116 are being amortized as interest expense using the effective interest method over the life of the loan. Also, in connection with each of the Horizon Credit Agreements, the Company is required to pay an end of term charge equal to 4.0% of the original loan amount at time of maturity. Therefore, these amounts totaling $400,000 are being amortized as interest expense using the effective interest method over the life of the loan.

For the three and nine-month periods ended September 30, 2018 the Company incurred $248,270 and $259,064, respectively, in interest expense and amortized $97,458 and $101,695, respectively, as interest expense for debt discounts and end of term charges in connection with the Horizon Credit Agreement.

Following is a schedule of future principle payments, net of unamortized debt discounts and amortized end of term charges, due on the Horizon Credit Agreement:

For the year ending September 30
2019	$-
2020	-
2021	4,583,333
2022	5,000,000
2023 and thereafter	416,667
Subtotal of future principle payments	10,000,000
Unamortized debt issuance costs, net	(680,421)
Total	$9,319,579

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

As a fee associated with the Hercules Credit Agreement, the Company issued Hercules a warrant for a total of 6,963 shares of the Company’s common stock (the Hercules Warrant) at a per share exercise price of $50.26, exercisable for cash or by net exercise from November 25, 2013. Upon the closing of the second tranche on June 10, 2014, this warrant became exercisable for an additional 6,963 shares of the Company’s common stock. The Hercules Warrant will expire November 25, 2018. Hercules has certain rights to register the common stock underlying the Hercules Warrant pursuant to a Registration Rights Agreement with the Company dated November 25, 2013. The registration rights expire on the date when such stock may be sold under Rule 144 without restriction or upon the first-year anniversary of the registration statement for such stock, whichever is earlier. The common stock issuable pursuant to the Hercules Warrant was filed pursuant to Rule 415 under the Securities Act of 1933 on the Prospectus for Registration Statement No. 333 - 193936 and was declared effective on September 30, 2014. The Company valued the Hercules Warrants issued using the Black-Scholes option pricing model and recorded a total of $476,261 as a direct deduction from the debt liability consistent with the presentation of a debt discount and are being amortized as interest expense using the effective interest method over the life of the loan. Also, in connection with each of the $5.0 million tranches, the Company was required to pay an end of term charge equal to 3.5% of each original loan amount at time of maturity. Therefore, these amounts totaling $350,000 were amortized as interest expense using the effective interest method over the life of the loan. The loan balance and end of term charges on the Hercules Credit Agreement was paid in full in June 2017. For the three-month period ended September 30, 2017 the Company did not incur any interest expense and it did not amortize any interest expense for deferred fees, debt discount and end of term charges in connection with the Hercules Credit Agreement. For the nine-month period ended September 30, 2017, the Company incurred $56,386 in interest expense and amortized $35,370 as interest expense for deferred fees, debt discount and end of term charges in connection with the Hercules Credit Agreement

Note 11. Stockholders’ Equity

In September 2015, the Company filed with the SEC a $75 million shelf registration statement on Form S-3 (the 2015 Shelf Registration Statement) (File No. 333-206789) that allows the Company to issue any combination of common stock, preferred stock or warrants to purchase common stock or preferred stock. This shelf registration was declared effective on September 25, 2015. The 2015 Shelf Registration Statement expired on September 25, 2018.

In September 2018, the Company filed with the SEC a new $75 million shelf registration statement on Form S-3 (the 2018 Shelf Registration Statement) (File No. 333-227236) that allows the Company to issue any combination of common stock, preferred stock or warrants to purchase common stock or preferred stock. This shelf registration was declared effective on October 12, 2018 and will expire three years from that date.

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

October 2017 Underwritten Offering

On October 27, 2017, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc. (the “Underwriter”), relating to the issuance and sale (the “October 2017 Underwritten Offering”) of 2,640,000 shares (the “Shares”) of the Company’s common stock, $0.01 par value per share (the “Common Stock”), and warrants to purchase an aggregate of 1,320,000 shares of Common Stock. Each share of Common Stock is being sold together with 0.5 warrants (the “Investor Warrants”), each whole Investor Warrant being exercisable for one share of Common Stock, at an offering price of $2.50 per share and related Investor Warrants.

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

The Company received $6.6 million of gross proceeds from the sale of the Shares and Investor Warrant. The October 2017 Underwritten Offering was made pursuant to the 2015 Shelf Registration Statement and the related prospectus supplement. The Company also issued to the Underwriter warrants to purchase up to 66,000 shares of the Company’s common stock, such issuance being exempt from registration pursuant to Section 4(a)(2) of the Securities Act. Each Underwriter warrant is exercisable six months from the date of issuance, have an exercise price of $2.87 per whole share, and expire five years from the date first exercisable.

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

February 14, 2017 Public Offering

On February 14, 2017, the Company entered into a securities purchase agreement whereby it sold, in a public offering (the “February 2017 Public Offering”), an aggregate of 1,384,704 shares of common stock of the Company at an offering price of $3.22 per share. In addition, the Company sold Series AA Warrants (the “Series AA Warrants”) to purchase up to 1,177,790 shares of common stock and Pre-Funded Series BB Warrants (the “Pre-Funded Series BB Warrants”) to purchase up to 185,713 shares of common stock. The Series AA Warrants have an exercise price of $3.22 per share, have a five-year life and are immediately exercisable. The Pre-Funded Series BB Warrants were offered at $3.08 per share, were immediately exercisable for $0.14 per share of common stock, do not have an expiration date and were issued in lieu of shares of common stock to the extent that the purchase of common stock would cause the beneficial ownership of the purchaser of such shares, together with its affiliates and certain related parties, to exceed 9.99% of our common stock. The Company received approximately $5.0 million in gross proceeds before the deduction of the placement agent fees and offering expenses (excluding any proceeds from the exercise of the warrants) in the February 2017 Public Offering.

In connection with the February 2017 Public Offering, the Company filed with the SEC a registration statement on Form S-1 (Registration No. 333-215321) on December 23, 2016, as amended by Pre-Effective Amendment No. 1 filed with the Commission on January 20, 2017, as further amended by Pre-Effective Amendment No. 2 filed with the Commission on February 13, 2017, as further amended by Pre-Effective Amendment No. 3 filed with the Commission on February 13, 2017 and as further amended by Pre-Effective Amendment No. 4 filed with the Commission on February 14, 2017 for the registration of the securities issued and sold under the Securities Act of 1933, as amended.

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

On May 27, 2015, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company agreed, among other things, to issue warrants (the “2015 Warrants”) to purchase up to 139,284 shares of the Company’s common stock at an exercise price of $36.40 per share, to such investors in a registered direct offering. Between June 22, 2017 through June 26, 2017, the Company and holders of the 2015 Warrants and the December 2016 Warrants (the “Exercising Investors”) entered into agreements whereby the Company agreed that the Exercising investors would exercise their 2015 Warrants and the June 2016 Warrants with respect to 506,627 shares of our common stock underlying such warrants for a reduced exercise price equal to $1.65 per share. The Company received aggregate gross proceeds of approximately $0.8 million from the exercise of the 2015 Warrants and the June 2016 Warrants by the Exercising Investors.

The reduced exercise price of the 2015 Warrants increased the fair value of the warrants by approximately $0.1 million. This increase in fair value is recorded as a deemed dividend in additional paid in capital due to the retained deficit and it increased the net loss available to common shareholders on the consolidate statement of operations.

Aspire Purchase Agreement

On August 31, 2018, we entered into a common stock purchase agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock over the 24-month term of the Aspire Purchase Agreement. On October 12, 2018, the Company filed with the SEC a prospectus supplement to the 2018 Shelf Registration Statement registering all of the shares of common stock that may be offered to Aspire Capital from time to time.

Under the Aspire Purchase Agreement, on any trading day selected by the Company, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”), directing Aspire Capital (as principal) to purchase up to 100,000 shares of the Company’s common stock per business day, up to $15.0 million of the Company’s common stock in the aggregate at a per share price (the “Purchase Price”) equal to the lesser of:

●	the lowest sale price of the Company’s common stock on the purchase date; or
●	the arithmetic average of the three (3) lowest closing sale prices for the Company’s common stock during the ten (10) consecutive trading days ending on the trading day immediately preceding the purchase date.

The Company and Aspire Capital also may mutually agree to increase the number of shares that may be sold to as much as an additional 2,000,000 shares per business day.

In addition, on any date on which the Company submits a Purchase Notice to Aspire Capital in an amount equal to at least 100,000 shares, the Company also has the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on its principal market on the next trading day (the “VWAP Purchase Date”), subject to a maximum number of shares the Company may determine. The purchase price per share pursuant to such VWAP Purchase Notice is generally 97% of the volume-weighted average price for the Company’s common stock traded on its principal market on the VWAP Purchase Date.

The Purchase Price will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the period(s) used to compute the Purchase Price. The Company may deliver multiple Purchase Notices and VWAP Purchase Notices to Aspire Capital from time to time during the term of the Purchase Agreement, so long as the most recent purchase has been completed.

There are no trading volume requirements or restrictions under the Purchase Agreement, and the Company will control the timing and amount of sales of the Company’s common stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company but is obligated to make purchases from the Company as directed by the Company in accordance with the Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 164,835 shares of the Company’s common stock (the “Commitment Shares”). The Company’s policy is to record specific incremental costs directly attributable to an offering as a charge against the gross proceeds, if any, when the offering becomes effective. These Commitment Shares valued at $450,000 were recorded in September 2018 as costs of equity financing and charged against additional paid-in capital. The Aspire Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of the Company’s common stock during any time prior to the termination of the Purchase Agreement. Any proceeds from the Company receives under the Aspire Purchase Agreement are expected to be used for working capital and general corporate purposes.

Controlled Equity Offering

On February 1, 2013, the Company entered into a Controlled Equity Offering SM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which Celsion could offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (the “ATM Shares”) pursuant to the 2015 Shelf Registration Statement. Under the ATM Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Capital Market, on any other existing trading market for our common stock or to or through a market maker. On October 10, 2018, the Company delivered notice to Cantor terminating the ATM effective as of October 20, 2018. The Company has no further obligations under the Sales Agreement. From February 1, 2013 through September 30, 2018, the Company sold and issued an aggregate of 1,784,396 shares of common stock under the ATM Agreement, receiving approximately $12.8 million in gross proceeds.

Note 12. Stock-Based Compensation

The Company has long-term compensation plans that permit the granting of equity based-awards in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, other stock awards, and performance awards.

At the 2018 Annual Stockholders Meeting of the Company held on May 15, 2018, stockholders approved the Celsion Corporation 2018 Stock Incentive Plan (the “2018 Plan”). The 2018 Plan, as adopted, permits the granting of 2,700,000 shares of Celsion common stock as equity awards in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, other stock awards, performance awards, or in any combination of the foregoing. Prior to the adoption of the 2018 Plan, the Company had maintained the Celsion Corporation 2007 Stock Incentive Plan (the 2007 Plan). The 2007 Plan permitted the granting of 688,531 shares of Celsion common stock as equity awards in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, performance awards, or in any combination of the foregoing. The 2018 Plan replaced the 2007 Plan although the 2007 Plan remains in effect for awards previously granted under the 2007 Plan. Under the terms of the 2018 Plan, any shares subject to an award under the 2007 Plan which are not delivered because of the expiration, forfeiture, termination or cash settlement of the award will become available for grant under the 2018 Plan.

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

On September 28, 2018, the Compensation Committee of the Board of Directors approved the grant of (i) inducement stock options (the “Inducement Option Grants”) to purchase a total of 164,004 shares of Celsion common stock and (ii) inducement restricted stock awards (the “Inducement Stock Grants”) totaling 19,000 shares of Celsion common stock to three new employees. All awards have a grant date of September 28, 2018. Each of Inducement Option Grant has an exercise price per share equal to $2.77, the closing price of Celsion’s common stock as reported by Nasdaq on September 28, 2018. Each Inducement Option Grant will vest over three years, with one-third vesting on the one-year anniversary of the employee’s first day of employment with the Company and one-third vesting on the second and third anniversaries thereafter, subject to the new employee’s continued service relationship with the Company on each such date. Each Inducement Option Grant has a ten-year term and is subject to the terms and conditions of the applicable stock option agreement. Each of Inducement Stock Grant will vest on the one-year anniversary of the employee’s first day of employment with the Company and are subject to the new employee’s continued service relationship with the Company through such date and is subject to the terms and conditions of the applicable restricted stock agreement.

As of September 30, 2018, there were a total of 3,399,893 shares of Celsion common stock reserved for issuance under the 2018 Plan, which were comprised of 3,064,741 shares of Celsion common stock subject to equity awards previously granted under the 2018 Plan and 2007 Plan and 335,152 shares of Celsion common stock available for future issuance under the 2018 Plan. As of September 30, 2018, there were a total of 183,004 of Celsion common stock subject to outstanding inducement awards.

Total compensation cost charged related to stock options and restricted stock awards amounted to $614,528 and $146,896 for the three-month periods ended September 30, 2018 and 2017, respectively. Total compensation cost charged related to stock options and restricted stock awards amounted to $3,985,829 and $951,488 for the nine-month periods ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was $2.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.1 years. The weighted average grant date fair values of the stock options granted during then nine-month periods ended September 30, 2018 and 2017 was $2.36 and $2.69, respectively.

A summary of stock option awards and restricted stock grants for the nine-months ended September 30, 2018 is presented below:

	Stock Options		Restricted Stock Awards		Weighted Average
Equity Awards	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Contractual Terms of Equity Awards (in years)

Equity awards outstanding at January 1, 2018	703,442	$10.34	-	$-

Equity awards granted	2,629,004	$2.26	35,000	$2.71

Vested and issued	-	$-	(6,000)	$2.64

Equity awards forfeited, cancelled or expired	(113,701)	$40.23	-	$-

Equity awards outstanding at September 30, 2018	3,218,745	$2.67	29,000	$2.72	9.4

Aggregate intrinsic value of outstanding equity awards at September 30, 2018	$1,384,245		$1,700

Equity awards exercisable at September 30, 2018	1,677,998	$2.94			9.3

Aggregate intrinsic value of equity awards exercisable at September 30, 2018	$706,552

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

	Nine Months Ended September 30,
	2018	2017
Risk-free interest rate	2.82 – 3.02%	2.21%
Expected volatility	99.9 -102.1%	90.4%
Expected life (in years)	8.0 - 10.0	10.00
Expected dividend yield	-%	-%

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

As of September 30, 2018, June 30, 2018 and December 31, 2017, the Company fair valued these milestones at $9.0 million, $13.1 million and $12.5 million, respectively, and recognized a non-cash gain of $4,114,995 and $3,567,671 during the three and nine months ended September 30, 2018 as a result of the change in the fair value of these milestones from the beginning of each period, respectively.

As of September 30, 2017, June 30, 2017 and December 31, 2016, the Company fair valued these milestones at $12.5 million, $13.8 million and $13.2 million, respectively, and recognized a non-cash gain of $1,246,151 and $670,172 during the three and nine months ended September 30, 2017 as a result of the change in the fair value of these milestones from the beginning of each period, respectively

The following is a summary of the changes in the earn-out milestone liability for 2018:

Balance at January 1, 2018	$12,538,525
Non-cash gain from the adjustment for the change in fair value	(3,567,671)
Balance at September 30, 2018	$8,970,854

The following is a schedule of the Company’s risk-adjustment assessment of each milestone:

Date	Risk-adjustment Assessment of each Milestone	Discount Rate	Estimated Time to Achieve

September 30, 2018	0% to 80%	9%	0.00 to 1.17 year
June 30, 2018	35% to 80%	9%	0.83 to 1.00 years
December 31, 2017	35% to 80%	9%	1.33 to 1.50 years

September 30, 2017	35% to 80%	9%	1.25 to 1.75 years
June 30, 2017	50% to 80%	9%	1.50 to 2.00 years
December 31, 2016	50% to 80%	9%	2.00 to 2.50 years

Note 14. Warrants

Common Stock Warrants

Following is a summary of all warrant activity for the nine months ended September 30, 2018:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price

Warrants outstanding at December 31, 2017	3,058,402	$5.29
Warrants issued during the nine months ended September 30, 2018 (see Note 10)	190,114	$2.63

Warrants outstanding at September 30, 2018	3,248,516	$5.14

Aggregate intrinsic value of outstanding warrants at September 30, 2018	$69,229

Weighted average remaining contractual terms at September 30, 2018 (in years)	3.24

On October 29, 2018, the Company and certain investors holding warrants to collectively purchase 1.6 million shares of the Company’s common stock, which were received in the February 2017 Public Offering and the October 2017 Underwritten Offering, entered into warrant exchange agreements whereby the Company issued 820,714 shares of its common stock in exchange for the warrants. After the warrant exchange, warrants outstanding totaled 1.6 million with a weighted average exercise price of $5.75 per share. Approximately 1.2 million of these outstanding warrants with a strike price of $6.20 per share will expire on April 4, 2019.

Note 15. Contingent Liabilities and Commitments

In July 2011, the Company executed a lease (the “Lease”) with Brandywine Operating Partnership, L.P. (“Brandywine”), a Delaware limited partnership for a 10,870 square foot premises located in Lawrenceville, New Jersey. In October 2011, the Company relocated its offices to Lawrenceville, New Jersey from Columbia, Maryland. The lease has a term of 66 months and provides for 6 months of rent free, with the first monthly rent payment of approximately $23,000 due and paid in April 2012. Also, as required by the Lease, the Company provided Brandywine with an irrevocable and unconditional standby letter of credit for $250,000, which the Company secured with an escrow deposit at its banking institution of this same amount. The standby letter of credit was reduced by $50,000 on each of the 19th, 31st and 43rd months from the initial term, and the remaining $100,000 amount was reduced when the Lease term expired in April 2017. In late 2015, Lenox Drive Office Park LLC, purchased the real estate and office building and assumed the lease. This lease was set to expire on April 30, 2017. In April 2017, the Company and the landlord amended the Lease effective May 1, 2017. The Lease amendment extended the term of the agreement for an additional 64 months, reduced the premises to 7,565 square feet, reduced the monthly rent and provided four months free rent. The monthly rent will range from approximately $18,900 in the first year to approximately $20,500 in the final year of the amendment. The Company also has a one-time option to cancel the lease as of the 24th month after the commencement date of the Lease amendment.

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

Note 16. Technology Development and Licensing Agreements

On May 7, 2012, the Company entered into a long-term commercial supply agreement with Zhejiang Hisun Pharmaceutical Co. Ltd. (Hisun) for the production of ThermoDox® in mainland China, Hong Kong and Macau (the “China territory”). In accordance with the terms of the agreement, Hisun will be responsible for providing all of the technical and regulatory support services, including the costs of all technical transfer, registration and bioequivalence studies, technical transfer costs, Celsion consultative support costs and the purchase of any necessary equipment and additional facility costs necessary to support capacity requirements for the manufacture of ThermoDox®. Celsion will repay Hisun for the aggregate amount of these development costs and fees commencing on the successful completion of three registration batches of ThermoDox®. Hisun is also obligated to certain performance requirements under the agreement. The agreement will initially be limited to a percentage of the production requirements of ThermoDox® in the China territory with Hisun retaining an option for additional global supply after local regulatory approval in the China territory. In addition, Hisun will collaborate with Celsion around the regulatory approval activities for ThermoDox® with the China State Food and Drug Administration (the “CFDA”). During the first quarter of 2015, Hisun completed the successful manufacture of three registration batches of ThermoDox®.

On January 18, 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable research and development fee of $5 million to support our development of ThermoDox ® the China territory. Following our announcement on January 31, 2013 that the HEAT study failed to meet its primary endpoint, Celsion and Hisun have agreed that the Technology Development Contract entered into on January 18, 2013 will remain in effect while the parties continue to collaborate and are evaluating the next steps in relation to ThermoDox ® which include the sub-group analysis of patients in the Phase III HEAT Study for the hepatocellular carcinoma clinical indication and other activities to further the development of ThermoDox ® for the Greater China market. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will continue to be amortized over the 10-year term of the agreement, until such time as the parties find a mutually acceptable path forward on the development of ThermoDox ® based on findings of the ongoing post-study analysis of the HEAT Study data.

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

Among the key provisions of the Celsion-Hisun Memorandum of Understanding are:

●	Hisun will provide the Company with non-dilutive financing and the investment necessary to complete the technology transfer of its proprietary manufacturing process and the production of registration batches for the China territory;

●	Hisun will collaborate with the Company around the clinical and regulatory approval activities for ThermoDox® as well as other liposomal formations with the CFDA; and

●	Hisun will be granted a right of first offer for a commercial license to ThermoDox® for the sale and distribution of ThermoDox® in the China territory.

On August 8, 2016, we signed a Technology Transfer, Manufacturing and Commercial Supply Agreement (“GEN-1 Agreement”) with Hisun to pursue an expanded partnership for the technology transfer relating to the clinical and commercial manufacture and supply of GEN-1, Celsion’s proprietary gene mediated, IL-12 immunotherapy, for the China territory, with the option to expand into other countries in the rest of the world after all necessary regulatory approvals are in effect. The GEN-1 Agreement will help to support supply for both ongoing and planned clinical studies in the U.S., and for potential future studies of GEN-1 in China. GEN-1 is currently being evaluated by Celsion in first line ovarian cancer patients.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Statements and terms such as “expect”, “anticipate”, “estimate”, “plan”, “believe” and words of similar import regarding our expectations as to the development and effectiveness of our technologies, the potential demand for our products, and other aspects of our present and future business operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, readers should specifically consider the various factors contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 27, 2018, which factors include, without limitation, plans and objectives of management for future operations or programs or proposed new products or services; changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing; possible changes in capital structure, financial condition, working capital needs and other financial items; changes in approaches to medical treatment; clinical trial analysis and future plans relating thereto; our ability to realize the full extent of the anticipated benefits of our acquisition of substantially all of the assets of EGEN, Inc., including achieving operational cost savings and synergies in light of any delays we may encounter in the integration process and additional unforeseen expenses; introduction of new products by others; possible licenses or acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, partners, competitors and regulatory authorities. These and other risks and uncertainties could cause actual results to differ materially from those indicated by forward-looking statements.

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

Strategic and Clinical Overview

Celsion is a fully-integrated development stage oncology drug company focused on advancing a portfolio of innovative cancer treatments, including directed chemotherapies, DNA-mediated immunotherapy and RNA based therapies. Our lead product candidate is ThermoDox®, a proprietary heat-activated liposomal encapsulation of doxorubicin, currently in a Phase III clinical trial for the treatment of primary liver cancer (the “OPTIMA Study”). Second in our pipeline is GEN-1, a DNA-mediated immunotherapy for the localized treatment of ovarian and brain cancers. We have two platform technologies providing the basis for the future development of a range of therapeutics for difficult-to-treat forms of cancer including: Lysolipid Thermally Sensitive Liposomes, a heat sensitive liposomal based dosage form that targets disease with known therapeutics in the presence of mild heat and TheraPlas, a novel nucleic acid-based treatment for local transfection of therapeutic plasmids. With these technologies we are working to develop and commercialize more efficient, effective and targeted oncology therapies that maximize efficacy while minimizing side-effects common to cancer treatments.

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

The OPTIMA Study. The OPTIMA Study represents an evaluation of ThermoDox® in combination with a first line therapy, radio frequency ablation (“RFA”), for newly diagnosed, intermediate stage HCC patients. HCC incidence globally is approximately 850,000 new cases per year and is the third largest cancer indication globally. Approximately 30% of newly diagnosed patients can be addressed with RFA alone.

On February 24, 2014, we announced that the FDA, after its customary 30-day review period, provided clearance for the OPTIMA Study, which is a pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox®, in combination with standardized RFA, for the treatment of primary liver cancer. The trial design of the OPTIMA Study is based on the comprehensive analysis of data from an earlier clinical trial called the HEAT Study, which is described below. The OPTIMA Study is supported by a hypothesis developed from an overall survival analysis of a large subgroup of patients from the HEAT Study.

We initiated the OPTIMA Study in 2014. The OPTIMA Study was designed with extensive input from globally recognized hepatocellular carcinoma (“HCC”) researchers and expert clinicians and after receiving formal written consultation from the FDA. The OPTIMA Study is expected to enroll up to 550 patients globally at up to 70 sites in the U.S, Canada, European Union (“EU”), China and other countries in the Asia-Pacific region, and will evaluate ThermoDox® in combination with standardized RFA for a minimum of 45 minutes for treating lesions three to seven centimeters, versus standardized RFA alone. The primary endpoint for this clinical trial is overall survival (“OS”), and the secondary endpoints are progression free survival and safety. The statistical plan calls for two interim efficacy analyses by an independent Data Monitoring Committee (“DMC”).

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

On September 5, 2018, the Company announced that it reached its enrollment objective of 550 patients for the OPTIMA Study. The primary endpoint for the study is overall survival (OS). The OPTIMA Study’s design and statistical plan incorporates two pre-planned interim efficacy analyses by the study’s Data Monitoring Committee (DMC), and the first interim analysis is expected to occur in mid-2019. The DMC’s interim analyses will evaluate safety, efficacy and futility to determine if there is significant evidence of clinical benefit.

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

The HEAT Study. On January 31, 2013, the Company announced that the HEAT Study, ThermoDox® in combination with RFA, did not meet the primary endpoint, PFS, in the Phase III clinical trial enrolling 701 patients with primary liver cancer. This determination was made after conferring with the HEAT Study independent DMC, that the HEAT Study did not meet the goal of demonstrating a clinically meaningful improvement in progression free survival. In the trial, ThermoDox® was well-tolerated with no unexpected serious adverse events. Following the announcement of the HEAT Study results, we continued to follow patients for OS, the secondary endpoint of the HEAT Study. We have conducted a comprehensive analysis of the data from the HEAT Study to assess the future strategic value and development strategy for ThermoDox®.

The DIGNITY Study. On December 14, 2015, we announced final data from our ongoing DIGNITY study, which is an open-label, dose-escalating Phase I/II trial of ThermoDox® in patients with recurrent chest wall breast cancer. The DIGNITY Study was designed to establish a safe therapeutic dose in Phase I, and to demonstrate local control in Phase II, including complete and partial responses, and stable disease as its primary endpoint. The DIGNITY Study was also designed to evaluate kinetics in ThermoDox® produced from more than one manufacturing site. Of the 29 patients enrolled and treated, 21 patients were eligible for evaluation of efficacy. Approximately 62% of evaluable patients experienced a local response, including six complete responses and seven partial responses.

Acquisition of EGEN Assets

On June 20, 2014, we completed the acquisition of substantially all of the assets of EGEN, which has changed its company name to EGWU, Inc. after the closing of the acquisition, pursuant to an asset purchase agreement (the “Asset Purchase Agreement”) dated as of June 6, 2014, by and between EGEN and Celsion. We acquired all of EGEN’s right, title and interest in and to substantially all of the assets of EGEN, including cash and cash equivalents, patents, trademarks and other intellectual property rights, clinical data, certain contracts, licenses and permits, equipment, furniture, office equipment, furnishings, supplies and other tangible personal property. In addition, CLSN Laboratories assumed certain specified liabilities of EGEN, including the liabilities arising out of the acquired contracts and other assets relating to periods after the closing date. The total purchase price for the asset acquisition is up to $44.4 million, including potential future earnout payments of up to $30.4 million contingent upon achievement of certain earnout milestones set forth in the Asset Purchase Agreement. At the closing, we paid approximately $3.0 million in cash after the expense adjustment and issued 193,728 shares of our common stock to EGEN. The shares of common stock were issued in a private transaction exempt from registration under the Securities Act, pursuant to Section 4(2) thereof. In addition, the Company issued the Holdback Shares on June 16, 2017.

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

At September 30, 2017 and 2018, after the Company’s annual assessments of the totality of the events that could impair IPR&D, the Company determined certain IPR&D assets related to the development of its GBM product candidate may be impaired. To arrive at this determination, the Company assessed the status of studies in GBM conducted by its competitors and the Company’s strategic commitment of resources to its studies in primary liver cancer and ovarian cancer. The Company estimated the fair value of the IPR&D related to GBM at September 30, 2017 and 2018 using the MPEEM. After its assessment on September 30, 2017, the Company concluded that the GBM asset, valued at $9.4 million, was partially impaired and wrote down the GBM asset to $6.9 million on September 30, 2017, incurring a non-cash charge of $2.5 million in the third quarter of 2017. In connection with the write down of this IPR&D asset on September 30, 2017, the Company concluded there was a reduced probability of payments of the earn-out milestones associated with the GBM asset and therefore reduced the earn-out milestone liability from $13.8 million to $12.5 million, recording a non-cash benefit of approximately $1.3 million in the third quarter of 2017. After its assessment on September 30, 2018, the Company concluded that the GBM asset, valued at $6.9 million, was partially impaired and wrote down the GBM asset to $2.4 million on September 30, 2018, incurring a non-cash charge of $4.5 million in the third quarter of 2018. In connection with the write down of this IPR&D asset, the Company concluded there was a reduced probability of payments of the earn-out milestones associated with the GBM asset and therefore reduced the earn-out milestone liability from $13.1 million to $9.0 million, recording a non-cash benefit of approximately $4.1 million in the third quarter of 2018.

As no other indicators of impairment existed during the first nine months of 2018, the Company concluded none of the other IPR&D assets were impaired at September 30, 2018.

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

GEN-I OVATION Study. In February 2015, we announced that the FDA accepted, without objection, the Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer (the “OVATION Study”). On September 30, 2015, we announced enrollment of the first patient in the OVATION Study. The OVATION Study is designed to (i) identify a safe, tolerable and potentially therapeutically active dose of GEN-1 by recruiting and maximizing an immune response; (ii) to enroll three to six patients per dose level and will evaluate safety and efficacy and (iii) attempt to define an optimal dose for a follow-on Phase I/II study. In addition, the OVATION Study establishes a unique opportunity to assess how cytokine-based compounds such as GEN-1, directly affect ovarian cancer cells and the tumor microenvironment in newly diagnosed patients. The study is designed to characterize the nature of the immune response triggered by GEN-1 at various levels of the patients’ immune system, including:

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

Key translational research findings from all evaluable patients are consistent with the earlier reports from partial analysis of the data and are summarized below:

●	The intraperitoneal treatment of GEN-1 in conjunction with neoadjuvant chemotherapy resulted in dose dependent increases in IL-12 and Interferon-gamma (IFN-g) levels that were predominantly in the peritoneal fluid compartment with little to no changes observed in the patients’ systemic circulation. These and other post-treatment changes including decreases in VEGF levels in peritoneal fluid are consistent with an IL-12 based immune mechanism;

●	Consistent with the previous partial reports, the effects observed in the IHC analysis were pronounced decreases in the density of immunosuppressive T-cell signals (Foxp3, PD-1, PDL-1, IDO-1) and increases in CD8+ cells in the tumor microenvironment;

●	The ratio of CD8+ cells to immunosuppressive cells was increased in approximately 75% of patients suggesting an overall shift in the tumor microenvironment from immunosuppressive to pro-immune stimulatory following treatment with GEN-1. An increase in CD8+ to immunosuppressive T-cell populations is a leading indicator and believed to be a good predictor of improved overall survival; and

●	Analysis of peritoneal fluid by cell sorting, not reported before, shows a treatment-related decrease in the percentage of immunosuppressive T-cell (Foxp3+), which is consistent with the reduction of Foxp3+ T-cells in the primary tumor tissue, and a shift in tumor naïve CD8+ cell population to more efficient tumor killing memory effector CD8+ cells.

The Company also reported positive clinical data from the first fourteen patients who completed treatment in the OVATION Study. GEN-1 plus standard chemotherapy produced positive clinical results, with no dose limiting toxicities and positive dose dependent efficacy signals which correlate well with positive surgical outcomes as summarized below:

●	Of the fourteen patients treated in the entire study, two patients demonstrated a complete response, ten patients demonstrated a partial response and two patients demonstrated stable disease, as measured by RECIST criteria. This translates to a 100% disease control rate and an 86% objective response rate (“ORR”). Of the five patients treated in the highest dose cohort, there was a 100% ORR with one complete response and four partial responses;

●	Fourteen patients had successful resections of their tumors, with nine patients (64%) having a complete tumor resection (“R0”), which indicates a microscopically margin-negative resection in which no gross or microscopic tumor remains in the tumor bed. Seven out of eight (87%) patients in the highest two dose cohorts experienced a R0 surgical resection. All five patients treated at the highest dose cohort experienced a R0 surgical resection;

●	All patients experienced a clinically significant decrease in their CA-125 protein levels as of their most recent study visit. CA-125 is used to monitor certain cancers during and after treatment. CA-125 is present in greater concentrations in ovarian cancer cells than in other cells; and

On October 24, 2018, the Company announced final results from the OVATION Study. Median progression-free survival (PFS) in patients treated per protocol (n=13) was 24.3 months and was 17.1 months for the intent-to-treat population (n=18) for all dose cohorts, including three patients who dropped out of the study after 13 days or less, and two patients who did not receive full NAC and GEN-1 cycles. Under the current standard of care, in women with Stage III/IV ovarian cancer undergoing NAC, the disease progresses within about 12 months on average. Even with only limited GEN-1 plus standard NAC, treatment doubled PFS to an average of over 24 months for women in this small study. The results from the OVATION Study support continued evaluation of GEN-1 based on promising tumor response, as reported in the PFS data, and the ability for surgeons to completely remove visible tumor at debulking surgery. GEN-1 was well tolerated and no dose-limiting toxicities were detected. Intraperitoneal administration of GEN-1 was feasible with broad patient acceptance.

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

On November 13, 2017, the Company filed its Phase I/II clinical trial protocol with the FDA for GEN-1 for the localized treatment of ovarian cancer. The protocol is designed with a single dose escalation phase to 100 mg/m² to identify a safe and tolerable dose of GEN-1 while maximizing an immune response. The 12 patient Phase I portion of the study will be followed by a continuation at the selected dose in up to 118 patient randomized Phase II study. GEN-1 has demonstrated positive safety and efficacy data in the recently completed dose escalation Phase IB trial in combination with neoadjuvant chemotherapy.

The study protocol was unanimously supported by an expert medical advisory board and lead investigators from the Phase IB OVATION Study and is summarized below:

●	Open label, 1:1 randomized design;

●	Enrollment up to 130 patients with Stage III/IV ovarian cancer patients at ten U.S. centers; and

●	Primary endpoint of improvement in PFS comparing GEN-1 with neoadjuvant chemotherapy versus neoadjuvant chemotherapy alone.

On September 6, 2018, the Company announced it began dosing patients in the OVATION II Study.

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

On August 8, 2016, we signed the GEN-1 Agreement with Hisun to pursue an expanded partnership for the technology transfer relating to the clinical and commercial manufacture and supply of GEN-1, Celsion’s proprietary gene mediated, IL-12 immunotherapy, for the China territory, with the option to expand into other countries in the rest of the world after all necessary regulatory approvals are obtained. The GEN-1 Agreement will help to support supply for both ongoing and planned clinical studies in the U.S. and for potential future studies of GEN-1 in China. GEN-1 is currently being evaluated by Celsion in first line ovarian cancer patients.

In June 2012, Celsion and Hisun signed a long-term commercial supply agreement for the production of ThermoDox®. Hisun is one the largest manufacturers of chemotherapy agents globally, including doxorubicin. In July 2013, the ThermoDox® collaboration was expanded to focus on next generation liposomal formulation development with the goal of creating safer, more efficacious versions of marketed cancer chemotherapeutics. During 2015, Hisun successfully completed the manufacture of three registration batches for ThermoDox® and has obtained regulatory approvals to supply ThermoDox® to participating clinical trial sites in all of the countries of South East Asia and North America, as well as to the European Union countries allowing for early access to ThermoDox®. The future manufacturing of clinical and commercial supplies by Hisun will result in a cost structure allowing Celsion to profitably access all global markets, including third world countries, and help accelerate the Company’s product development program in China for ThermoDox® in primary liver cancer and other approved indications.

Business Plan

As a clinical stage biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the FDA. We have not generated significant revenue and have incurred significant net losses in each year since our inception. As of September 30, 2018, we have incurred approximately $279 million of cumulated net losses. As of September 30, 2018, we had approximately $22.0 million in cash, investment securities and interest receivable. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

The Company expects its operating losses to continue for the foreseeable future as it continues its product development efforts and when it undertakes marketing and sales activities. The Company’s ability to achieve profitability is dependent upon its ability to obtain governmental approvals, produce, and market and sell its new product candidates. There can be no assurance that the Company will be able to commercialize its technology successfully or that profitability will ever be achieved. The operating results of the Company have fluctuated significantly in the past. We have substantial future capital requirements associated with our continued research and development activities and to advance our product candidates through various stages of development. The Company believes these expenditures are essential for the commercialization of its technologies.

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

Annually, the State of New Jersey enables approved technology and biotechnology businesses with New Jersey net operating tax losses the opportunity to sell these losses through the Technology Business Tax Certificate Program (the “NOL Program”), thereby providing cash to companies to help fund their operations. The Company determined it met the eligibility requirements of the NOL Program for 2018 and filed its application with the New Jersey Economic Development Authority (NJEDA) in June 2018. In this application, the Company requested authorization of up to $12.5 million in cumulative New Jersey net operating losses to be eligible for sale. In September 2018, the NJEDA notified the Company that its application received approval under the NOL Program for 2018. The Company expects that the successful transfer of these credits will result in receipt of approximately $10 million in net cash proceeds to the Company prior to the end of 2018.

With $22.0 million in cash, investment securities and interest receivable at September 30, 2018 and the impending sale of its New Jersey net operating losses, the Company believes it has sufficient capital resources to fund its operations into the fourth quarter of 2020. The Company will be required to obtain additional funding in order to continue the development of its current product candidates within the anticipated time periods, if at all, and to continue to fund operations. As more fully discussed in Note 11, the Company has $15.0 million available for future sale of equity securities under a common stock purchase agreement it has with Aspire Capital Fund, LLC.

Financing Overview

Equity and Debt Financings

During 2017 and thus far in 2018, we entered into a $10 million loan facility and we issued a total of 16.4 million shares of common stock in the following equity transactions for an aggregate $43.9 million in gross proceeds.

●	On June 27, 2018, the Company entered into the Horizon Credit Agreement with Horizon that provided $10 million in new capital. The Company drew down $10 million upon closing of the Horizon Credit Agreement on June 27, 2018. The Company anticipates that it will use the funding provided under the Horizon Credit Agreement for working capital and advancement of its product pipeline. The obligations under the Horizon Credit Agreement are secured by a first-priority security interest in substantially all assets of Celsion other than intellectual property assets. The obligations will bear interest at a rate calculated based on one-month LIBOR plus 7.625%. Payments under the loan agreement are interest only for the first twenty-four (24) months after loan closing, followed by a 24-month amortization period of principal and interest through the scheduled maturity date.

●	The Company received gross proceeds of $22.0 million from the exercise of warrants to purchase approximately 7.6 million shares of common stock in 2017.

●	On October 27, 2017, the Company entered into the Underwriting Agreement with the Underwriter, relating to the issuance and sale in the October 2017 Underwritten Offering of 2,640,000 shares of common stock of the Company and warrants to purchase an aggregate of 1,320,000 shares of common stock of the Company. Each share of common stock was sold together with 0.5 warrants (the “Investor Warrants”), each whole Investor Warrant being exercisable for one share of common stock, at an offering price of $2.50 per share and related Investor Warrants. Pursuant to the terms of the Underwriting Agreement, the Underwriter has agreed to purchase the shares and related Investor Warrants from the Company at a price of $2.325 per share and related Investor Warrant. Each Investor Warrant is exercisable six months from the date of issuance. The Investor Warrants have an exercise price of $3.00 per whole share and expire five years from the date first exercisable. The Company received $6.6 million of gross proceeds from the sale of the Shares and Investor Warrant. The October 2017 Underwritten Offering closed on October 31, 2017.

●	On July 6, 2017, the Company entered into a securities purchase agreement with several investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering, an aggregate of 2,050,000 shares of common stock of the Company at an offering price of $2.07 per share for gross proceeds of $4.2 million before the deduction of the placement agent fee and offering expenses. In addition, the Company sold Pre-Funded Series CCC Warrants to purchase 385,000 shares of common stock (and the shares of common stock issuable upon exercise of the Pre-Funded Series CCC Warrants), in lieu of shares of common stock to the extent that the purchase of common stock would cause the beneficial ownership of the Purchaser, together with its affiliates and certain related parties, to exceed 9.99% of our common stock. The Pre-Funded Series CCC Warrants were sold at an offering price of $2.06 per share for gross proceeds of $0.8 million, are immediately exercisable for $0.01 per share of common stock and do not have an expiration date. As of August 11, 2017, the Prefunded Series CCC Warrants were fully exercised. In a concurrent private placement, the Company agreed to issue to each investor, for each share of common stock and pre-funded warrant purchased in the offering, a Series AAA Warrant and Series BBB Warrant, each to purchase one share of common stock. The Series AAA Warrants are initially exercisable six months following issuance and terminate five and one-half years following issuance. The Series AAA Warrants have an exercise price of $2.07 per share and are exercisable to purchase an aggregate of 2,435,000 shares of common stock. The Series BBB Warrants are immediately exercisable following issuance and terminate twelve months following issuance. The Series BBB Warrants have an exercise price of $4.75 per share and are exercisable to purchase an aggregate of 2,435,000 shares of common stock. Subject to limited exceptions, a holder of a Series AAA and Series BBB Warrant will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise.

●	In the February 2017 Public Offering, the Company entered into a securities purchase agreement whereby it sold an aggregate of 1,384,705 shares of common stock of the Company at an offering price of $3.22 per share. In addition, the Company sold Series AA Warrants to purchase up to 1,177,790 shares of common stock and Pre-Funded Series BB Warrants to purchase up to 185,713 shares of common stock. The Series AA Warrants have an exercise price of $3.22 per share, have a five-year life and are immediately exercisable. The Pre-Funded Series BB Warrants were offered at $3.08 per share, are immediately exercisable for $0.14 per share of common stock, do not have an expiration date and were issued in lieu of shares of common stock to the extent that the purchase of common stock would cause the beneficial ownership of the purchaser of such shares, together with its affiliates and certain related parties, to exceed 9.99% of our common stock. The Company received approximately $5.0 million in gross proceeds before the deduction of the placement agent fees and offering expenses (excluding any proceeds from the exercise of the warrants) in the February 2017 Public Offering. During the first quarter of 2017, all 185,713 of the Series BB Pre-Funded warrants were exercised in full.

●	We are a party to a Controlled Equity OfferingSM Sales Agreement (ATM) dated as of February 1, 2013 with Cantor Fitzgerald & Co., pursuant to which we may sell additional shares of our common stock having an aggregate offering price of up to $25 million through “at-the-market” equity offerings from time to time. From February 1, 2013 through December 31, 2016, the Company sold and issued an aggregate of 105,681 shares of common stock under the ATM, receiving approximately $7.4 million in net proceeds. During 2017, the Company sold 1,221,348 shares of common stock under the ATM, receiving approximately $3.9 million in net proceeds. Thus far in 2018, the Company sold 457,070 shares of common stock under the ATM, receiving approximately $1.2 million in net proceeds. On October 10, 2018, the Company delivered notice to Cantor terminating the ATM effective as of October 20, 2018. From February 2013 through the date of termination, the Company sold 1,784,396 shares of Common Stock under the Sales Agreement generating gross proceeds of $12.8 million. The Company has no further obligations under the Sales Agreement.

●	On August 31, 2018, we entered into the Aspire Purchase Agreement with Aspire Capital Fund which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock over the 24-month term of the Aspire Purchase Agreement. On October 12, 2018, the Company filed with the SEC a prospectus supplement to the 2018 Shelf Registration Statement registering all of the shares of common stock that may be offered to Aspire Capital from time to time. The timing and amount of sales of the Company’s common stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company but is obligated to make purchases from the Company as directed by the Company in accordance with the Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 164,835 Commitment Shares. The Aspire Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. Any proceeds from the Company receives under the Aspire Purchase Agreement are expected to be used for working capital and general corporate purposes. The Company has not sold any shares under the Aspire Purchase Agreement.

●	On October 29, 2018, the Company and certain investors holding warrants to purchase 1.6 million shares collectively of the Company’s common stock received in the February 27, 2017 Public Offering and the October 2017 Underwritten Offering, entered into warrant exchange agreements whereby the Company issued 820,714 shares collectively of common stock to these investors in exchange for the warrants. After the warrant exchange, warrants outstanding totaled 1.6 million with a weighted average exercise price of $5.75 per share. Approximately 1.2 million of these outstanding warrants with a strike price of $6.20 per share will expire on April 4, 2019.

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

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU 2014 - 09 was originally going to be effective on January 1, 2017; however, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. In March 2016, the FASB issued ASU No. 2016 - 8, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. The amendments in this ASU do not change the core principle of ASU No. 2014 - 09 but the amendments clarify the implementation guidance on reporting revenue gross versus net. The effective date for the amendments in this ASU is the same as the effective date of ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Identifying Performance Obligations and Licensing),” to clarify the implementation guidance on identifying performance obligations and licensing (collectively “the new revenue standards”). The new revenue standards allow for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The new revenue standard became effective for us on January 1, 2018. Under the new revenue standards, we recognize revenue following a five-step model prescribed under ASU No. 2014-09; (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract;(iii) determine the transaction price;(iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. As further described in Note 15, the Company currently has only one contract subject to the new revenue standards. After performance of the five-step model discussed above, the Company concluded the adoption of the new revenue standards as of January 1, 2018 did not change our revenue recognition policy nor does it have an effect on our financial statements using either the full retrospective or the modified retrospective adoption methods.

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

FINANCIAL REVIEW FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Results of Operations

For the three months ended September 30, 2018, our net loss was $4.7 million compared to a net loss of $5.7 million for the same period of 2017. For the nine months ended September 30, 2018, our net loss was $17.4 million compared to a net loss of $16.1 million for the same period of 2017. In the third quarter and for the first nine months of 2018, the Company incurred $0.6 million and $4.0 million, respectively, of non-cash stock option expense compared to $0.2 million and $1.0 million, respectively, during the same periods of 2017. With $22.0 million in cash and investments on hand at September 30, 2018, the Company believes it has sufficient capital resources to fund its operations into the fourth quarter of 2020.

	Three Months Ended September 30,
	(In thousands)		Change Increase (Decrease)
	2018	2017		%
Licensing Revenue:	$125	$125	$-	-%

Operating Expenses:
Clinical Research	2,033	2,951	(918)	(31.1)%
Chemistry, Manufacturing and Controls	154	398	(244)	(61.3)%
Research and development expenses	2,187	3,349	(1,162)	(34.7)%
General and administrative expenses	1,960	1,174	786	67.0%
Total operating expenses	4,147	4,523	(376)	(8.3)%
Loss from operations	$(4,022)	$(4,398)	$376	8.6%

	Nine Months September 30,
	(In thousands)		Change Increase (Decrease)
	2018	2017		%
Licensing Revenue:	$375	$375	$-	-%

Operating Expenses:
Clinical Research	8,670	8,859	(189)	(2.1)%
Chemistry, Manufacturing and Controls	852	1,012	(160)	(15.8)%
Research and development expenses	9,522	9,871	(349)	(3.5)%
General and administrative expenses	7,168	4,291	2,877	67.0%
Total operating expenses	16,690	14,162	2,528	17.6%
Loss from operations	$(16,315)	$(13,787)	$(2,528)	(18.3)%

Comparison of the Three Months ended September 30, 2018 and 2017

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten-year term of the agreement; therefore, we recorded deferred revenue of $125,000 in each of the third quarters of 2018 and 2017.

Research and Development Expenses

Research and development (“R&D”) expenses decreased by $1.1 million to $2.2 million in the third quarter of 2018 from $3.3 million in the same period of 2017. Costs associated with the OPTIMA Study decreased by $1.1 million to $0.7 million in the third quarter of 2018 compared to $1.8 million in the same period of 2017. This decrease resulted from cost concessions negotiated with its lead contract research organization (CRO) for the OPTIMA Study as well as lower monthly CRO fees after completion of engagement of this Phase III study during the third quarter of 2018. Costs associated the OVATION II Study were $0.2 million in the third quarter of 2018. Preclinical and regulatory costs were $0.1 million in the third quarter of 2018 and were insignificant in the same period of 2017. Other clinical costs increased by $0.2 million to $0.6 million in the third quarter of 2018 compared to $0.4 million in the same period of 2017. This increase is mostly attributable to an increase of $0.1 million in non-cash stock compensation expense during the third quarter of 2018 compared to the same period of 2017. Costs associated with the production and distribution of ThermoDox® to support the OPTIMA Study decreased $0.2 million to $0.2 million in the third quarter of 2018 compared to $0.4 million in the same period of 2017. Enrollment for the OPTIMA Study was completed during the third quarter of 2018. R&D costs associated with the development of GEN-1 to support the OVATION Studies remained relatively unchanged at $0.5 million in each of the third quarters of 2018 and 2017.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased to $2.0 million in the third quarter of 2018 compared to $1.2 million in the same period of 2017. This increase is mostly attributable to an increase in professional fees of approximately $0.2 million and an increase in personnel costs of approximately $0.1 million coupled with a $0.4 million in non-cash stock compensation expense in the third quarter of 2018 compared to the same period of 2017.

Impairment of IPR&D Liability

At September 30, 2018, after our assessment of the totality of the events that could impair IPR&D, the Company determined certain IPR&D assets related to the development of its GBM product candidate may be impaired. To arrive at this determination, the Company assessed the status of studies in GBM conducted by its competitors and the Company’s strategic commitment of resources to its studies in primary liver cancer and ovarian cancer. The Company concluded that the GBM asset, valued at $6.9 million, was partially impaired and wrote down the GBM asset to $2.5 million incurring a non-cash charge of $4.5 million in the third quarter of 2018.

At September 30, 2017, after our assessment of the totality of the events that could impair IPR&D, the Company determined certain IPR&D assets related to the development of its GBM product candidate may be impaired. To arrive at this determination, the Company assessed the status of studies in GBM conducted by its competitors and the Company’s strategic commitment of resources to its studies in primary liver cancer and ovarian cancer. The Company concluded that the GBM asset, valued at $9.4 million, was partially impaired and wrote down the GBM asset to $6.9 million incurring a non-cash charge of $2.5 million in the third quarter of 2017.

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

In connection with the write down of the IPR&D asset discussed above, the Company concluded there was a reduced probability of payments of the earn-out milestones associated with the GBM asset as of September 30, 2018, therefore, the Company fair valued these milestones at $9.0 million and recognized a non-cash benefit of $4.1 million in the third quarter of 2018 as a result of the change in the fair value of these milestones from $13.1 million at June 30, 2018.

In connection with the write down of the IPR&D asset discussed above, the Company concluded there was a reduced probability of payments of the earn-out milestones associated with the GBM asset as of September 30, 2017, therefore, the Company fair valued these milestones at $12.5 million and recognized a non-cash benefit of $1.2 million in the third quarter of 2017 as a result of the change in the fair value of these milestones from $13.7 million at June 30, 2017.

Investment income and interest expense

The Company realized $0.1 million of interest income from its short-term investments during the third quarter of 2018. Investment income was negligible in the third quarter of 2017.

The Company entered into a new loan facility with Horizon Technology Finance Corporation on June 27, 2018. In connection with this debt facility the Company incurred $0.1 million and $0.6 million in interest expense in the third quarter of 2018. In connection with its debt facilities, the Company interest expense was insignificant in the third quarter of 2017.

Comparison of the Nine Months ended September 30, 2018 and 2017

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten-year term of the agreement; therefore, we recorded deferred revenue of $375,000 in each of the first nine months of 2018 and 2017.

Research and Development Expenses

Research and development (R&D) expenses decreased by $0.4 million to $9.5 million in the first nine months of 2018 from $9.9 million in the same period of 2017. Costs associated with the OPTIMA Study were $4.0 million in the first nine months of 2018 compared to $4.9 million in the same period of 2017. This decrease resulted from cost concessions negotiated with its lead contract research organization (CRO) for the OPTIMA Study as well as lower monthly CRO fees after completion of engagement of this Phase III study during the third quarter of 2018. Costs associated with the OVATION studies were $0.4 million in the first nine months of 2018 compared to $0.2 million in the same period of 2017. The Company announced the completion of enrollment of all cohorts of the OVATION I Study in 2017. The Company initiated the OVATION II Study during 2018. Other clinical costs were $2.0 million in the first nine months of 2018 compared to $1.9 million in the same period of 2017. In the nine months of 2018, the other clinical costs included an increase of $0.5 million in non-cash stock compensation expense compared to the same period of 2017. In early 2017, the Company executed a cost reduction plan by reducing the costs associated with the support of the ThermoDox® studies in Europe. The majority of the $0.5 million in 2017 costs were realized in the first quarter of 2017. ThermoDox® preclinical and regulatory R&D costs were $0.2 million in the first nine months of 2018 compared to $0.1 million in the same period of 2017. Costs associated with the production of ThermoDox® to support the OPTIMA Study were $0.9 million in the first nine months of 2018 compared to $1.0 million in the same period of 2017. Costs associated with the research and development of GEN-1 increased by $0.3 million to $2.1 million in the first nine months of 2018 compared to $1.8 million in the same period of 2017.

General and Administrative Expenses

General and administrative expenses increased by $2.9 million to $7.2 million in the first nine months of 2018 compared to $4.3 million in the same nine-month period of 2017. This increase is primarily attributable to increases in professional fees of approximately $0.7 million and compensation expenses totaling $2.0 million in non-cash stock compensation expense in the first nine months of 2018 compared to the same period of 2017.

Impairment of IPR&D Liability

At September 30, 2018, after our assessment of the totality of the events that could impair IPR&D, the Company determined certain IPR&D assets related to the development of its GBM product candidate may be impaired. To arrive at this determination, the Company assessed the status of studies in GBM conducted by its competitors and the Company’s strategic commitment of resources to its studies in primary liver cancer and ovarian cancer. The Company concluded that the GBM asset, valued at $6.9 million, was partially impaired and wrote down the GBM asset to $2.5 million incurring a non-cash charge of $4.5 million in the third quarter and first nine months of 2018.

At September 30, 2017, after our assessment of the totality of the events that could impair IPR&D, the Company determined certain IPR&D assets related to the development of its GBM product candidate may be impaired. To arrive at this determination, the Company assessed the status of studies in GBM conducted by its competitors and the Company’s strategic commitment of resources to its studies in primary liver cancer and ovarian cancer. The Company concluded that the GBM asset, valued at $9.4 million, was partially impaired and wrote down the GBM asset to $6.9 million incurring a non-cash charge of $2.5 million in the third quarter and first nine months of 2017.

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

In connection with the write down of the IPR&D asset mentioned above, the Company concluded there was a reduced probability of payments of the earn-out milestones associated with the GBM asset as of September 30, 2018, therefore, the Company fair valued these milestones at $9.0 million and recognized a non-cash benefit of $3.5 million in the first nine months of 2018 as a result of the change in the fair value of these milestones from $12.5 million at December 31, 2018.

In connection with the write down of the IPR&D asset mentioned above, the Company concluded there was a reduced probability of payments of the earn-out milestones associated with the GBM asset as of September 30, 2017, therefore, the Company fair valued these milestones at $12.5 million and recognized a non-cash benefit of $0.7 million in the first nine months of 2017 as a result of the change in the fair value of these milestones from $13.2 million at December 31, 2017.

Investment income and interest expense

The Company realized $0.3 million of interest income from its short-term investments during the first nine months of 2018. Investment income was negligible in the first nine months of 2017.

In connection with its debt facilities, the Company incurred interest expense of $0.4 million in the first nine months of 2018 compared to $0.1 million in the same nine-month period of 2017. The Company entered a new loan facility with Horizon Technology Finance Corporation on June 27, 2018. In the second quarter of 2017, Company paid off its prior loan facility with Hercules Technology Growth Capital, Inc.

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

Financial Condition, Liquidity and Capital Resources

Since inception we have incurred significant losses and negative cash flows from operations. We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities and amounts received under our product licensing agreement with Yakult and our technology development agreement with Hisun. The process of developing and commercializing ThermoDox®, GEN-1 and other product candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts. We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future. Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $279 million at September 30, 2018.

At September 30, 2018 we had total current assets of $22.3 million (including cash, cash equivalents and short-term investments and related interest receivable on short-term investments of $22.0 million) and current liabilities of $5.8 million, resulting in net working capital of $16.7 million. At December 31, 2017 we had total current assets of $24.3 million (including cash, cash equivalents and short-term investments and related interest receivable on short-term investments of $24.2 million) and current liabilities of $6.2 million, resulting in net working capital of $18.1 million.

We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

Net cash used in operating activities for the first nine months of 2018 was $13.1 million. Our 2018 net loss of $17.4 million for the first nine months of 2018 included $4.0 million in non-cash stock-based compensation expense.

Net cash provided by financing activities was $11.0 million during the first nine months of 2018 from $9.7 million in net proceeds from the Horizon Credit Facility and $1.2 million in net proceeds from the sale of our common stock through an ATM Facility with Cantor Fitzgerald.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet financing arrangements. In July 2011, we entered into a lease with Brandywine Operating Partnership, L.P., a Delaware limited partnership for a 10,870 square foot premises located in Lawrenceville, New Jersey in connection with the relocation of our offices from Columbia, Maryland. In late 2015, Lenox Drive Office Park LLC, purchased the real estate and office building and assumed the lease. Under the current terms of the lease, which was amended effective May 1, 2017 and is set to expire on September 1, 2022, we reduced the size of the premises to 7,565 square feet and are paying a monthly rent that ranges from approximately $18,900 in the first year to approximately $20,500 in the final year of the amendment. We also have a one-time option to cancel the lease as of the 24th month after the commencement date of the amendment. In connection with the Asset Purchase Agreement, in June 2014, we assumed the existing lease with another landlord for an 11,500 square foot premises located in Huntsville, Alabama. In January 2018, we entered into a new 60-month lease agreement for 9,049 square feet with rent payments of approximately $18,100 per month. Other than this lease amendment, there were no material changes during the three and nine months ended September 30, 2018 to our operating leases, which are disclosed in the contractual commitments table in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on March 27, 2018 with the SEC.

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

Item 4. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2018, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the SEC.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, that occurred during the three and nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following is a summary of the risk factors, uncertainties and assumptions that we believe are most relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ significantly from expected or historical results and our forward-looking statements. We note these factors for investors as permitted by Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. Additional risks that we currently believe are immaterial may also impair our business operations. Investors should carefully consider the risks described below before making an investment decision and understand that it is not possible to predict or identify all such factors. Consequently, investors should not consider the following to be a complete discussion of all potential risks or uncertainties that may impact our business. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. The description provided in this Item 1A includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on March 27, 2018 with the SEC. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report and our other filings made from time to time with the SEC.

RISKS RELATED TO OUR BUSINESS

We have a history of significant losses from operations and expect to continue to incur significant losses for the foreseeable future.

Since our inception, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $279 million at September 30, 2018. For the years ended December 31, 2016 and 2017, and for the nine months ended September 30, 2018, we incurred a net loss of $22.1 million, $20.4 million and $17.4 million, respectively. We currently have no product revenue and do not expect to generate any product revenue for the foreseeable future. Because we are committed to continuing our product research, development, clinical trial and commercialization programs, we will continue to incur significant operating losses unless and until we complete the development of ThermoDox®, GEN-1 and other new product candidates and these product candidates have been clinically tested, approved by the FDA and successfully marketed. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, us or our collaborators successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third party alternatives for any approved product and raising sufficient funds to finance business activities. If we or our collaborators are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Drug development is an inherently uncertain process with a high risk of failure at every stage of development. Our lead drug candidate failed to meet its primary endpoint in the Phase III HEAT Study.

On January 31, 2013, we announced that our lead product ThermoDox® in combination with radiofrequency ablation (RFA) failed to meet the primary endpoint of the Phase III clinical trial for primary liver cancer, known as the HEAT Study. We have completed our final analysis of the data and do not know the extent to which, if any, the failure of ThermoDox® to meet its primary endpoint in the Phase III trial could impact our other ongoing studies of ThermoDox® including a pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox® in combination with RFA in primary liver cancer, known as the OPTIMA Study, which we launched in the first half of 2014. The trial design of the OPTIMA Study is based on the overall survival data from the post-hoc analysis of results from the HEAT Study. ThermoDox® is also being evaluated in a Phase II clinical trial for recurrent chest wall breast cancer and other preclinical studies. In addition, we have initiated a Phase I/II dose escalating trial evaluating GEN-1, known as the OVATION II Study, in ovarian cancer patients.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. Since our inception, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $279 million at September 30, 2018. For the years ended December 31, 2016 and 2017 and the nine months ended September 30, 2018, we incurred a net loss of $22.1 million, $20.4 million and $17.4 million, respectively. As of September 30, 2018, we had approximately $22.0 million in cash and short-term investments including interest receivable.

We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. For example, ThermoDox® is being evaluated in a Phase III clinical trial in combination with RFA for the treatment of primary liver cancer and other preclinical studies. We completed a Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer in the third quarter of 2017 and we expanded our clinical development program for GEN-1 in ovarian cancer during 2018.

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

If we do not obtain FDA and foreign regulatory approvals for our drug candidates on a timely basis, or at all, or if the terms of any approval impose significant restrictions or limitations on use, we will or may be unable to sell those products and our business, results of operations and financial condition will be negatively affected. Similarly, if we were unable to maintain FDA and foreign regulatory approvals for our drug candidates, our business and financial conditions will be negatively affected.

To obtain regulatory approvals from the FDA and foreign regulatory authorities, we must conduct clinical trials demonstrating that our products are safe and effective. We may need to amend ongoing trials, or the FDA and/or foreign regulatory authorities may require us to perform additional trials beyond those we planned. The testing and approval process requires substantial time, effort and resources, and generally takes a number of years to complete. The time to complete testing and obtaining approvals is uncertain, and the FDA and foreign regulatory authorities have substantial discretion, at any phase of development, to terminate clinical studies, require additional clinical studies or other testing, delay or withhold approval, and mandate product withdrawals, including recalls. In addition, our drug candidates may have undesirable side effects or other unexpected characteristics that could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities.

Even if we receive regulatory approval of a product, the approval may limit the indicated uses for which the drug may be marketed. The failure to obtain timely regulatory approval of product candidates, the imposition of marketing limitations, or a product withdrawal would negatively impact our business, results of operations and financial condition. Even if we receive approval, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to restrictions, withdrawal from the market, or penalties if we fail to comply with applicable regulatory requirements or if we experience unanticipated problems with our product candidates, when and if approved. Finally, even if we obtain FDA approval of any of our product candidates, we may never obtain approval or commercialize such products outside of the U.S., given that we may be subject to additional or different regulatory burdens in other markets. This could limit our ability to realize their full market potential.

Our industry is highly regulated by the FDA and comparable foreign regulatory authorities. We must comply with extensive, strictly enforced regulatory requirements to develop product candidates and to obtain and maintain marketing approval for those product candidates.

Securing FDA or comparable foreign regulatory approval requires the submission of extensive preclinical and clinical data and supporting information for each therapeutic indication to establish the product candidate’s safety and efficacy for its intended use. It takes years to complete the testing of a new drug or biological product and development delays and/or failure can occur at any stage of testing. Any of our present and future clinical trials may be delayed, halted, not authorized, or approval of any of our products may be delayed or may not be obtained due to any of the following:

●	any preclinical test or clinical trial may fail to produce safety and efficacy results satisfactory to the FDA or comparable foreign regulatory authorities;

●	preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent marketing approval;

●	negative or inconclusive results from a preclinical test or clinical trial or adverse events during a clinical trial could cause a preclinical study or clinical trial to be repeated or a development program to be terminated, even if other studies relating to the development program are ongoing or have been completed and were successful;

●	the FDA or comparable foreign regulatory authorities can place a clinical hold on a trial if, among other reasons, it finds that subjects enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury;

●	the facilities that we utilize, or the processes or facilities of third-party vendors, including without limitation the contract manufacturers who will be manufacturing drug substance and drug product for us or any potential collaborators, may not satisfactorily complete inspections by the FDA or comparable foreign regulatory authorities; and

●	we may encounter delays or rejections based on changes in FDA regulations or policies or the regulations or policies of comparable foreign regulatory authorities during the period in which we develop a product candidate, or the period required for regulatory review of a product candidate or marketing application.

In addition, information generated during the clinical trial process is susceptible to varying interpretations that could delay, limit, or prevent marketing approval at any stage of the approval process. Moreover, early positive preclinical or clinical trial results may not be replicated in later clinical trials. As more product candidates within a particular class of drugs proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change. Failure to demonstrate adequately the quality, safety, and efficacy of any of our product candidates would delay or prevent marketing approval of the applicable product candidate. We cannot assure you that if clinical trials are completed, either we or our potential collaborators will submit applications for required regulatory approval to manufacture or market potential products or that any such application will be reviewed and approved by appropriate regulatory authorities in a timely manner, if at all.

New gene-based products for therapeutic applications are subject to extensive regulation by the FDA and foreign regulatory authorities. The precise regulatory requirements with which we will have to comply, now and in the future, are uncertain due to the novelty of the gene-based products we are developing.

The regulatory approval process for novel product candidates such as ours can be significantly more expensive and take longer than for other, better known or more extensively studied product candidates. Limited data exist regarding the safety and efficacy of DNA-based therapeutics compared with conventional therapeutics, and government regulation of DNA-based therapeutics is evolving. Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Cellular, Tissue and Gene Therapies within its Center for Biologics Evaluation and Research (“CBER”), to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the U.S. or the EU or how long it will take to commercialize our product candidates.

Adverse events or the perception of adverse events in the field of gene therapy generally, or with respect to our product candidates specifically, may have a particularly negative impact on public perception of gene therapy and result in greater governmental regulation, including future bans or stricter standards imposed on gene-based therapy clinical trials, stricter labeling requirements and other regulatory delays in the testing or approval of our potential products. For example, if we were to engage an NIH-funded institution to conduct a clinical trial, we may be subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee (the RAC). If undertaken, RAC can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and approved its initiation. Conversely, the FDA can put an investigational new drug application on a clinical hold even if the RAC has provided a favorable review or an exemption from in-depth, public review. Such committee and advisory group reviews and any new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. Any increased scrutiny could delay or increase the costs of our product development efforts or clinical trials.

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

Even if our product candidates initially show promise in early clinical trials, the side effects of drugs are frequently only detectable after they are tested in large, Phase III clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. Sometimes, it can be difficult to determine if the serious adverse or unexpected side effects were caused by the product candidate or another factor, especially in oncology subjects who may suffer from other medical conditions and be taking other medications. If serious adverse or unexpected side effects are identified during development and are determined to be attributed to our product candidate, we may be required to develop a Risk Evaluation and Mitigation Strategy to mitigate those serious safety risks, which could impose significant distribution and use restrictions on our products.

In addition, drug-related side effects could affect subject recruitment or the ability of enrolled subjects to complete the trial, result in potential product liability claims, reputational harm, withdrawal of approvals, a requirement to include additional warnings on the label or to create a medication guide outlining the risks of such side effects for distribution to patients. It can also result in patient harm, liability lawsuits, and reputational harm. Any of these occurrences could prevent us from achieving or maintaining market acceptance and may harm our business, financial condition and prospects significantly.

We do not expect to generate revenue for the foreseeable future.

We have devoted our resources to developing a new generation of products and will not be able to market these products until we have completed clinical trials and obtain all necessary governmental approvals. Our lead product candidate, ThermoDox® and the product candidates we purchased in our acquisition of EGEN, Inc., including GEN-1, are still in various stages of development and trials and cannot be marketed until we have completed clinical testing and obtained necessary governmental approval. Following our announcement on January 31, 2013 that the HEAT Study failed to meet its primary endpoint of progression free survival, we continued to follow the patients enrolled in the HEAT Study to the secondary endpoint, overall survival. Based on the overall survival data from the post-hoc analysis of results from the HEAT Study, we launched a pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox® in combination with RFA in primary liver cancer, known as the OPTIMA Study, in 2014. ThermoDox® is currently also being evaluated in a Phase II clinical trial for the treatment of recurrent chest wall breast cancer, known as the DIGNITY Study, and other preclinical studies. GEN-1 is currently in an early stage of clinical development for the treatment of ovarian cancer. We conducted a Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer starting in the second half of 2015 and plan to expand our ovarian cancer development program to include a Phase I dose escalating trial evaluating GEN-1 in ovarian cancer patients and additional trials in newly diagnosed ovarian cancer patients. The delivery technology platforms, TheraPlas and TheraSilence, are in preclinical stages of development. Accordingly, our revenue sources are, and will remain, extremely limited until our product candidates are clinically tested, approved by the FDA or foreign regulatory authorities and successfully marketed. We cannot guarantee that any of our product candidates will be approved by the FDA or any foreign regulatory authorities or marketed, successfully or otherwise, at any time in the foreseeable future or at all.

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

Our commercial success depends on our ability to operate without infringing the patents and other proprietary rights of third parties. There may be third party patents that relate to our products and technology. We may unintentionally infringe upon valid patent rights of third parties. Although we currently are not involved in any material litigation involving patents, a third-party patent holder may assert a claim of patent infringement against us in the future. Alternatively, we may initiate litigation against the third party patent holder to request that a court declare that we are not infringing the third party’s patent and/or that the third party’s patent is invalid or unenforceable. If a claim of infringement is asserted against us and is successful, and therefore we are found to infringe, we could be required to pay damages for infringement, including treble damages if it is determined that we knew or became aware of such a patent and we failed to exercise due care in determining whether or not we infringed the patent. If we have supplied infringing products to third parties or have licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for damages they may be required to pay to the patent holder and for any losses they may sustain.

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

We do not independently conduct clinical trials for our drug candidates. We rely, and expect to continue to rely, on third-party clinical investigators, contract research organizations (CROs), clinical data management organizations and consultants to design, conduct, supervise and monitor our clinical trials.

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

Despite our reliance on third parties to conduct our clinical trials, we are ultimately responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and foreign regulatory authorities require clinical trials to be conducted in accordance with good clinical practices (“GCPs”) for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov , within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If we or a third party we rely on fails to meet these requirements, we may not be able to obtain, or may be delayed in obtaining, marketing authorizations for our drug candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our drug candidates. This could have a material adverse effect on our business, financial condition, results of operations and prospects.

Because we rely on third party manufacturing and supply partners, our supply of research and development, preclinical and clinical development materials may become limited or interrupted or may not be of satisfactory quantity or quality.

We rely on third party supply and manufacturing partners to supply the materials and components for, and manufacture, our research and development, preclinical and clinical trial drug supplies. We do not own manufacturing facilities or supply sources for such components and materials. There can be no assurance that our supply of research and development, preclinical and clinical development drugs and other materials will not be limited, interrupted, restricted in certain geographic regions or of satisfactory quality or continue to be available at acceptable prices. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by FDA and foreign regulatory authorities in order to comply with regulatory standards, such as current Good Manufacturing Practices (“GMPs”). These third-party supply and manufacturing partners are also subject to rigorous inspections by the FDA and foreign regulatory authorities to ensure compliance with GMPs. In the event that any of our suppliers or manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all.

Our business is subject to numerous and evolving state, federal and foreign regulations and we may not be able to secure the government approvals needed to develop and market our products.

Our research and development activities, pre-clinical tests and clinical trials, and ultimately the manufacturing, marketing and labeling of our products, are all subject to extensive regulation by the FDA and foreign regulatory authorities. Pre-clinical testing and clinical trial requirements and the regulatory approval process typically take years and require the expenditure of substantial resources. Additional government regulation may be established that could prevent or delay regulatory approval of our product candidates. Delays or rejections in obtaining regulatory approvals would adversely affect our ability to commercialize any product candidates and our ability to generate product revenue or royalties.

The FDA and foreign regulatory authorities require that the safety and efficacy of product candidates be supported through adequate and well-controlled clinical trials. If the results of pivotal clinical trials do not establish the safety and efficacy of our product candidates to the satisfaction of the FDA and foreign regulatory authorities, we will not receive the approvals necessary to market such product candidates. Even if regulatory approval of a product candidate is granted, the approval may include significant limitations on the indicated uses for which the product may be marketed.

We are subject to the periodic inspection of our clinical trials, facilities, procedures and operations by the FDA and foreign regulatory authorities to determine whether our systems and processes, or those of our vendors and suppliers, are in compliance with FDA regulations or applicable foreign regulatory authorities regulations. Following such inspections, the FDA may issue an FDA Form 483 which contains observations of violative conditions observed during the inspection, requiring management corrective responses. FDA may also issue warning letters in response to such inspections that could cause us to modify certain activities identified during the inspection. Foreign regulatory authorities have similar inspectional and enforcement authority.

Failure to comply with the FDA and other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of product applications, enforcement actions, injunctions and civil or criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted product approvals. Although we have internal compliance programs, if these programs do not meet regulatory authority standards or if our compliance is deemed deficient in any significant way, it could have a material adverse effect on the Company. Foreign regulatory authorities have similar sanctions and enforcement authority.

We are also subject to extensive recordkeeping and reporting regulations. These regulations require, among other things, the reporting to the FDA and foreign regulatory authorities of adverse events alleged to have been associated with the use of a product or in connection with certain product failures.

Labeling and promotional activities also are regulated by the FDA and foreign regulatory authorities. In addition, regulatory authorities, through the approval process, regulations and otherwise, can impose other post-marketing controls on us and our products including, but not limited to, restrictions on sale and use.

Many states in which we do or may do business, or in which our products may be sold, impose registration, licensing or certification requirements that are in addition to those imposed by the FDA. There can be no assurance that one or more states will not impose regulations or requirements that have a material adverse effect on our ability to sell our products.

In many of the foreign countries in which we may do business or in which our products may be sold, we will be subject to regulation by national governments and supranational authorities as well as by local authorities affecting, among other things, product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. There can be no assurance that one or more countries or authorities will not impose regulations or requirements that could have a material adverse effect on our ability to sell our products.

We have obtained Orphan Drug Designation for ThermoDox® and may seek Orphan Drug Designation for other product candidates, but we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.

ThermoDox® has been granted orphan drug designation for primary liver cancer in both the U.S. and the EU. As part of our business strategy, we may seek Orphan Drug Designation for other product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the U.S. and EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S.

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

ThermoDox® has received FDA Fast Track Designation. However, we may not experience a faster development process, review, or approval compared to conventional FDA procedures. The FDA may withdraw our Fast Track designation if the FDA believes that the designation is no longer supported by data from our clinical development program or pivotal trials. Our Fast Track designation does not guarantee that we will qualify for or be able to take advantage of the FDA’s expedited review procedures or that any application that we may submit to the FDA for regulatory approval will be accepted for filing or ultimately approved.

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

The commercial success of our products will depend upon their acceptance by the medical community and third-party payors as clinically useful, cost effective and safe. Any of our drug candidates or similar product candidates being investigated by our competitors may prove not to be effective in trial or in practice, cause adverse events or other undesirable side effects. Our preclinical and clinical studies and trials may not confirm the safety and efficacy of our product candidates or even if further testing and clinical practice produce positive results, the medical community may not view these new forms of treatment as effective and desirable or our efforts to market our new products may fail. Market acceptance depends upon physicians and hospitals obtaining adequate reimbursement rates from third-party payors to make our products commercially viable. Any of these factors could have an adverse effect on our business, financial condition and results of operations.

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

Several of our current clinical trials are being conducted outside the U.S. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of these data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with GCP’s and ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In general, the patient population for any clinical trials conducted outside of the U.S. must be representative of the population for whom we intend to label the product in the U.S. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. We cannot assure you that the FDA will accept data from trials conducted outside of the U.S. If the FDA does not accept the data from such clinical trials, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of our product candidates.

We have no internal sales, marketing or distribution capability. If we are unable to create sales, marketing and distribution capabilities or enter into alliances with others possessing such capabilities to perform these functions, we will not be able to commercialize our products successfully.

We currently have no sales, marketing or distribution capabilities. We intend to market our products, if and when such products are approved for commercialization by the FDA and foreign regulatory authorities, either directly or through other strategic alliances and distribution arrangements with third parties. If we decide to market our products directly, we will need to commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and with supporting distribution, administration and compliance capabilities. If we rely on third parties with such capabilities to market our products, we will need to establish and maintain partnership arrangements, and there can be no assurance that we will be able to enter into third-party marketing or distribution arrangements on acceptable terms or at all. To the extent that we do enter into such arrangements, we will be dependent on our marketing and distribution partners. In entering into third-party marketing or distribution arrangements, we expect to incur significant additional expenses and there can be no assurance that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance for our products and services.

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

We are exposed to the risk of fraud or other misconduct by our employees, clinical trial investigators, CROs, consultants, vendors and any potential commercial partners. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) FDA laws and regulations or those of comparable foreign regulatory authorities, including those laws that require the reporting of true, complete and accurate information to the government, (ii) manufacturing standards, (iii) federal and state health and data privacy, security, fraud and abuse, government price reporting, transparency reporting requirements, and other healthcare laws and regulations in the U.S. and abroad, or (iv) laws that require the true, complete and accurate reporting of financial information or data. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. Our January 31, 2013 announcement that the HEAT Study failed to meet its primary endpoint has resulted in significant volatility and a steep decline in the price of our common stock, a level of decline that could result in securities litigation. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospect. The closing price of our common stock as reported on The NASDAQ Capital Market had a high price of $27.02 and a low price of $4.20 in the 52-week period ended December 31, 2016, a high price of $7.14 and a low price of $1.28 in the 52-week period ended December 31, 2017, and a high price of $3.32 and a low price of $1.99 from January 1, 2018 through November 13, 2018. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in

●	results of preclinical and clinical studies of our product candidates or those of our competitors;

●	regulatory or legal developments in the U.S. and other countries, especially changes in laws and regulations applicable to our product candidates;

●	actions taken by regulatory authorities with respect to our product candidates, clinical studies, manufacturing process or sales and marketing terms;

●	introductions and announcements of new products by us or our competitors, and the timing of these introductions or announcements;

●	announcements by us or our competitors of significant acquisitions or other strategic transactions or capital commitments;

●	fluctuations in our quarterly operating results or the operating results of our competitors;

●	variance in our financial performance from the expectations of investors;

●	changes in the estimation of the future size and growth rate of our markets;

●	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results;

●	failure of our products to achieve or maintain market acceptance or commercial success;

●	conditions and trends in the markets we serve;

●	changes in general economic, industry and market conditions;

●	success of competitive products and services;

●	changes in market valuations or earnings of our competitors;

●	changes in our pricing policies or the pricing policies of our competitors;

●	changes in legislation or regulatory policies, practices or actions;

●	the commencement or outcome of litigation involving our company, our general industry or both;

●	recruitment or departure of key personnel;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;

●	actual or expected sales of our common stock by our stockholders;

●	acquisitions and financings, including the EGEN acquisition; and

●	the trading volume of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of November 13, 2018, we had 18,731,834 shares of common stock outstanding, all of which shares, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, all of the shares of common stock issuable upon exercise of warrants will be freely tradable without restriction or further registration upon issuance.

Our stockholders may experience significant dilution as a result of future equity offerings or issuances and exercise of outstanding options and warrants.

In order to raise additional capital or pursue strategic transactions, we may in the future offer, issue or sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock, including the issuance of common stock in relation to the achievement, if any, of milestones triggering our payment of earn-out consideration in connection with the EGEN acquisition. Our stockholders may experience significant dilution as a result of future equity offerings or issuances. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders. As of November 13, 2018, we have a significant number of securities convertible into, or allowing the purchase of, our common stock, including 1,607,427 shares of common stock issuable upon exercise of warrants outstanding, 3,171,243 options to purchase shares of our common stock and restricted stock awards outstanding, and 335,152 shares of common stock reserved for future issuance under our stock incentive plans. On August 31, 2018, we entered into the Aspire Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock over the 24-month term of the Aspire Purchase Agreement. We have not sold any shares under the Aspire Purchase Agreement as of November 13, 2018.

We may be unable to maintain compliance with The NASDAQ Marketplace Rules which could cause our common stock to be delisted from The NASDAQ Capital Market. This could result in the lack of a market for our common stock, cause a decrease in the value of an investment in us, and adversely affect our business, financial condition and results of operations.

Our common stock is currently listed on The NASDAQ Capital Market. To maintain the listing of our common stock on The NASDAQ Capital Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and stockholders’ equity of at least $2.5 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and a total market value of listed securities of at least $35 million. As of November 13, 2018, the closing sale price per share of our common stock was $2.15, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors and 10% or more stockholders) was approximately $40.0 million and the total market value of our listed securities was approximately $40.3 million. There is no assurance that we will continue to meet the minimum closing price requirement and other listing requirements. As of September 30, 2018, we had stockholders’ equity of approximately $15.1 million.

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

On December 22, 2017, the President of the U.S. signed into law the Tax Reform Act. The Tax Reform Act significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a quasi-territorial tax system, providing a one-time transition toll charge on foreign earnings, creating a new limitation on the deductibility of interest expenses and modifying the limitation on officer compensation. The Tax Reform Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. We currently have significant net operating losses (“NOLs”) that may be used to offset future taxable income. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. During 2017, 2016 and years prior, we performed analyses to determine if there were changes in ownership, as defined by Section 382 of the Internal Revenue Code that would limit our ability to utilize certain net operating loss and tax credit carry forwards. We determined we experienced ownership, as defined by Section 382, in connection with certain common stock offerings in 2011, 2013, 2015 and 2017. As a result, the utilization of our federal tax net operating loss carry forwards generated prior to the ownership changes is limited. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, which would significantly limit our ability to utilize NOLs to offset future taxable income.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

4.1	Registration Rights Agreement, dated August 31, 2018, between Celsion Corporation and Aspire Capital Fund, LLC incorporated by reference to Exhibit 4.1 to the Cucrrent Report on Form 8-K of the Company filed on September 4, 2018

10.1	Common Stock Purchase Agreement, dated August 31, 2018 between Celsion Corporation and Aspire Capital Fund, LLC incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on September 4, 2018.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders’ Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

**	XBRL information is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2018	CELSION CORPORATION

Registrant

	By:	/s/ Jeffrey W. Church
Jeffrey W. Church
Senior Vice President and Chief Financial Officer

	By:	/s/ Michael H. Tardugno
Michael H. Tardugno
Chairman, President and Chief Executive Officer

