Form 10-K
period 2018-12-31
Celsion CORP
filed 2019-03-29
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes [  ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
		Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [  ] No [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $52.1 million as of June 30, 2018 (the last business day of the Registrant’s most recently completed second fiscal quarter) based on the closing sale price of $2.95 for the Registrant’s common stock on that date as reported by The NASDAQ Capital Market. For purposes of this calculation, shares of common stock held by directors, officers and stockholders who own greater than 10% of the Registrant’s outstanding stock at June 30, 2018 were excluded. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purpose.

As of March 28, 2019, 19,562,020 shares of the Registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

CELSION CORPORATION

FORM 10-K

i

CELSION CORPORATION

FORM 10-K

TABLE OF CONTENTS (continued)

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

OVERVIEW

Celsion is a fully-integrated development clinical stage oncology drug company focused on advancing innovative cancer treatments, including directed chemotherapies, DNA-mediated immunotherapy and RNA based therapies. Our lead product candidate is ThermoDox®, a proprietary heat-activated liposomal encapsulation of doxorubicin, currently in a Phase III clinical trial for the treatment of primary liver cancer (the “OPTIMA Study”). Second in our pipeline is GEN-1, a DNA-mediated immunotherapy for the localized treatment of ovarian cancer. These investigational products are based on technologies that provide the platform for the future development of a range of therapeutics for difficult-to-treat forms of cancer. The first technology is Lysolipid Thermally Sensitive Liposomes, a heat sensitive liposomal based dosage form that targets disease with known chemotherapeutics in the presence of mild heat. The second technology is TheraPlas, a novel nucleic acid-based treatment for local transfection of therapeutic DNA plasmids. With these technologies we are working to develop and commercialize more efficient, effective and targeted oncology therapies that maximize efficacy while minimizing side effects common to cancer treatments.

THERMODOX®

Liposomes are manufactured submicroscopic vesicles consisting of a discrete aqueous central compartment surrounded by a membrane bilayer composed of naturally occurring lipids. Conventional liposomes have been designed and manufactured to carry drugs and increase residence time, thus allowing the drugs to remain in the bloodstream for extended periods of time before they are removed from the body. However, the current existing liposomal formulations of cancer drugs and liposomal cancer drugs under development do not provide for the immediate release of the drug and the direct targeting of organ specific tumors, two important characteristics that are required for improving the efficacy of cancer drugs such as doxorubicin. A team of research scientists at Duke University developed a heat-sensitive liposome that rapidly changes its structure when heated to a threshold minimum temperature of 39.5º to 42º Celsius. Heating creates channels in the liposome bilayer that allow an encapsulated drug to rapidly disperse into the surrounding tissue. Through a perpetual, world-wide, exclusive development and commercialization license from Duke University, we have licensed this novel, heat-activated liposomal technology that is differentiated from other liposomes through its unique low heat-activated release of encapsulated chemotherapeutic agents.

We are using several available focused-heat technologies, such as radiofrequency ablation (“RFA”), microwave energy and high intensity focused ultrasound (“HIFU”), to activate the release of drugs from our novel heat sensitive liposomes.

THERMODOX® FOR THE TREATMENT OF PRIMARY LIVER CANCER

Primary Liver Cancer Overview

Hepatocellular carcinoma (“HCC”) is one of the most common and deadliest forms of cancer worldwide. It ranks as the third most common solid tumor cancer. It is estimated that up to 90% of liver cancer patients will die within five years of diagnosis. The incidence of primary liver cancer is approximately 35,000 cases per year in the U.S., approximately 65,000 cases per year in Europe and is rapidly growing worldwide at approximately 755,000 cases per year. HCC has the fastest rate of growth of all cancers and is projected to be the most prevalent form of cancer by 2030. HCC is commonly diagnosed in patients with longstanding hepatic disease and cirrhosis (primarily due to hepatitis C in the U.S. and Europe and hepatitis B in Asia).

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

Celsion’s Approach

While RFA uses extremely high temperatures (greater than 90° Celsius) to ablate the tumor, it may fail to treat micro-metastases in the outer margins of the ablation zone because temperatures in the periphery may not be high enough to destroy cancer cells. Our ThermoDox® treatment approach is designed to utilize the ability of RFA devices to ablate the center of the tumor while simultaneously thermally activating our ThermoDox® liposome to release its encapsulated doxorubicin to kill any remaining viable cancer cells throughout the heated region, including the tumor ablation margins. This novel treatment approach is intended to deliver the drug directly to those cancer cells that survive RFA. This approach is designed to increase the delivery of the doxorubicin at the desired tumor site while potentially reducing drug exposure distant to the tumor site.

The OPTIMA Study

The OPTIMA Study represents an evaluation of ThermoDox® in combination with a first line therapy, RFA, for newly diagnosed, intermediate stage HCC patients. HCC incidence globally is approximately 755,000 new cases per year and is the third largest cancer indication globally. Approximately 30% of newly diagnosed patients can be addressed with RFA.

On February 24, 2014, we announced that the United States Food and Drug Administration (the “FDA”) provided clearance for the OPTIMA Study, which is a pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox®, in combination with standardized RFA, for the treatment of primary liver cancer. The trial design of the OPTIMA Study is based on the comprehensive analysis of data from an earlier clinical trial called the HEAT Study (the “HEAT Study”). The OPTIMA Study is supported by a hypothesis developed from an overall survival analysis of a large subgroup of patients from the HEAT Study.

The OPTIMA Study was designed with extensive input from globally recognized HCC researchers and expert clinicians and after receiving formal written feedback from the FDA. The OPTIMA Study was designed to enroll up to 550 patients globally at approximately 65 clinical sites in the U.S., Canada, European Union (EU), China and other countries in the Asia-Pacific region and will evaluate ThermoDox® in combination with standardized RFA, which will require a minimum of 45 minutes across all investigators and clinical sites for treating lesions three to seven centimeters, versus standardized RFA alone. The primary endpoint for this clinical trial is overall survival (“OS”), and the secondary endpoints are progression free survival and safety. The statistical plan calls for two interim efficacy analyses by an independent Data Monitoring Committee (“DMC”).

Post-hoc data analysis from our earlier Phase III HEAT Study suggest that ThermoDox® may substantially improve OS, when compared to the control group, in patients if their lesions undergo a 45-minute RFA procedure standardized for a lesion greater than 3 cm in diameter. Data from nine OS sweeps have been conducted since the top line progression free survival (“PFS”) data from the HEAT Study were announced in January 2013, with each data set demonstrating substantial improvement in clinical benefit over the control group with statistical significance. On August 15, 2016, we announced updated results from its final retrospective OS analysis of the data from the HEAT Study. These results demonstrated that in a large, well bounded, subgroup of patients with a single lesion (n=285, 41% of the HEAT Study patients), treatment with a combination of ThermoDox® and optimized RFA provided an average 54% risk improvement in OS compared to optimized RFA alone. The Hazard Ratio (“HR”) at this analysis is 0.65 (95% CI 0.45 - 0.94) with a p-value of 0.02. Median OS for the ThermoDox® group has been reached which translates into a two-year survival benefit over the optimized RFA group (projected to be greater than 80 months for the ThermoDox® plus optimized RFA group compared to less than 60 months projection for the optimized RFA only group).

We completed enrollment of 556 patients in the Phase III OPTIMA Study in August 2018. Data for the study will be reviewed as it matures up to two interim analyses expected to be conducted in the second half of 2019 and in mid-2020. We expect that the final efficacy analysis, if necessary, will be completed in early 2021. If the study proves to provide a clinically meaningful improvement in overall survival, Celsion will immediately apply for marketing authorization in the US, Europe and China. ThermoDox® has received U.S. FDA Fast Track Designation and has been granted orphan drug designation for primary liver cancer in both the U.S. and the EU. Additionally, the U.S. FDA has provided ThermoDox® with a 505(b)(2) registration pathway. Subject to a successful trial, the OPTIMA Study has been designed to support registration in all key primary liver cancer markets. We fully expect to submit registrational applications in the U.S., Europe and China. We expect to submit and believes that applications will be accepted in South Korea, Taiwan and Vietnam, three other significant markets for ThermoDox® if it were to receive approval in Europe, China or the U.S.

On December 18, 2018, we announced that the DMC for the OPTIMA Study completed its last scheduled review of all patients enrolled in the trial and unanimously recommended that the OPTIMA Study continue according to protocol to its final data readout. The DMC’s recommendation was based on the Committee’s assessment of safety and data integrity of all patients randomized in the trial as of October 4, 2018. The DMC reviewed study data at regular intervals throughout the patient enrollment period, with the primary responsibilities of ensuring the safety of all patients enrolled in the study, the quality of the data collected, and the continued scientific validity of the study design. As part of its review of all 556 patients enrolled into the trial, the DMC evaluated a quality matrix relating to the total clinical data set, confirming the timely collection of data, that all data are current as well as other data collection and quality criteria.

While this information should be viewed with caution since it is based on a retrospective analysis of a subgroup, we also conducted additional analyses that further strengthen the evidence for the HEAT Study subgroup. We commissioned an independent computational model at the University of South Carolina Medical School. The results unequivocally indicate that longer RFA heating times correlate with significant increases in doxorubicin concentration around the RFA treated tissue. In addition, we conducted a prospective preclinical study in 22 pigs using two different manufacturers of RFA and human equivalent doses of ThermoDox® that clearly support the relationship between increased heating duration and doxorubicin concentrations.

IMMUNO-ONCOLOGY Program

On June 20, 2014, we completed the acquisition of substantially all of the assets of EGEN, a private company located in Huntsville, Alabama. Pursuant to the Asset Purchase Agreement, CLSN Laboratories acquired all of EGEN’s right, title and interest in and to substantially all of the assets of EGEN, including cash and cash equivalents, patents, trademarks and other intellectual property rights, clinical data, certain contracts, licenses and permits, equipment, furniture, office equipment, furnishings, supplies and other tangible personal property. A key asset acquired from EGEN was the TheraPlas Technology Platform and the first drug candidate developed from it is GEN-1.

THERAPLAS TECHNOLOGY PLATFORM

TheraPlas is a technology platform for the delivery of DNA and mRNA therapeutics via synthetic non-viral carriers and is capable of providing cell transfection for double-stranded DNA plasmids and large therapeutic RNA segments such as mRNA. There are two components of the TheraPlas system, a plasmid DNA or mRNA payload encoding a therapeutic protein, and a delivery system. The delivery system is designed to protect the DNA/RNA from degradation and promote trafficking into cells and through intracellular compartments. We designed the delivery system of TheraPlas by chemically modifying the low molecular weight polymer to improve its gene transfer activity without increasing toxicity. We believe that TheraPlas is a viable alternative to current approaches to gene delivery due to several distinguishing characteristics, including enhanced molecular versatility that allows for complex modifications to potentially improve activity and safety.

The design of the TheraPlas delivery system is based on molecular functionalization of polyethyleneimine (PEI), a cationic delivery polymer with a distinct ability to escape from the endosomes due to heavy protonation. The transfection activity and toxicity of PEI is tightly coupled to its molecular weight therefore the clinical application of PEI is limited. We have used molecular functionalization strategies to improve the activity of low molecular weight PEIs without augmenting their cytotoxicity. In one instance, chemical conjugation of a low molecular weight branched BPEI1800 with cholesterol and polyethylene glycol (PEG) to form PEG-PEI-Cholesterol (PPC) dramatically improved the transfection activity of BPEI1800 following in vivo delivery. Together, the cholesterol and PEG modifications produced approximately 20-fold enhancement in transfection activity. Biodistribution studies following intraperitoneal or subcutaneous administration of DNA/PPC nanocomplexes showed DNA delivery localized primarily at the injection site with only small amount escaping into the systemic circulation. PPC is the delivery component of our lead TheraPlas product, GEN-1, which is in clinical development for the treatment ovarian cancer and in preclinical development for the treatment of glioblastoma. The PPC manufacturing process has been scaled up from bench scale (1-2 g) to 0.6Kg, and several current Good Manufacturing Practice, (“cGMP”) lots have been produced with reproducible quality.

TheraPlas has emerged as a viable alternative to current approaches due to several distinguishing characteristics such as strong molecular versatility that allows for complex modifications to potentially improve activity and safety with little difficulty. The biocompatibility of these polymers reduces the risk of adverse immune response, thus allowing for repeated administration. Compared to naked DNA or cationic lipids, TheraPlas is generally safer, more efficient, and cost effective. We believe that these advantages place Celsion in strong position to capitalize on this technology platform.

Ovarian Cancer Overview

Ovarian cancer is the most lethal of gynecological malignancies among women with an overall five-year survival rate of 45%. This poor outcome is due in part to the lack of effective prevention and early detection strategies. There were approximately 22,000 new cases of ovarian cancer in the U.S. in 2014 with an estimated 14,000 deaths. Mortality rates for ovarian cancer declined very little in the last forty years due to the unavailability of detection tests and improved treatments. Most women with ovarian cancer are not diagnosed until Stages III or IV, when the disease has spread outside the pelvis to the abdomen and areas beyond causing swelling and pain, where the five-year survival rates are 25 - 41 percent and 11 percent, respectively. First-line chemotherapy regimens are typically platinum-based combination therapies. Although this first line of treatment has an approximate 80 percent response rate, 55 to 75 percent of women will develop recurrent ovarian cancer within two years and ultimately will not respond to platinum therapy. Patients whose cancer recurs or progresses after initially responding to surgery and first-line chemotherapy have been divided into one of the two groups based on the time from completion of platinum therapy to disease recurrence or progression. This time period is referred to as platinum-free interval. The platinum-sensitive group has a platinum-free interval of longer than six months. This group generally responds to additional treatment with platinum-based therapies. The platinum-resistant group has a platinum-free interval of shorter than six months and is resistant to additional platinum-based treatments. Pegylated liposomal doxorubicin, topotecan, and Avastin are the only approved second-line therapies for platinum-resistant ovarian cancer. The overall response rate for these therapies is 10 to 20 percent with median overall survival of eleven to twelve months. Immunotherapy is an attractive novel approach for the treatment of ovarian cancer particularly since ovarian cancers are considered immunogenic tumors. IL-12 is one of the most active cytokines for the induction of potent anti-cancer immunity acting through the induction of T-lymphocyte and natural killer cell proliferation. The precedence for a therapeutic role of IL-12 in ovarian cancer is based on epidemiologic and preclinical data.

GEN-1

GEN-1 is a DNA-based immunotherapeutic product candidate for the localized treatment of ovarian cancer by intraperitoneally administering an Interleukin-12 (“IL-12”) plasmid formulated with our proprietary TheraPlas delivery system. In this DNA-based approach, the immunotherapy is combined with a standard chemotherapy drug, which can potentially achieve better clinical outcomes than with chemotherapy alone. We believe that increases in IL-12 concentrations at tumor sites for several days after a single administration could create a potent immune environment against tumor activity and that a direct killing of the tumor with concomitant use of cytotoxic chemotherapy could result in a more robust and durable antitumor response than chemotherapy alone. We believe the rationale for local therapy with GEN-1 is based on the following.

●	Loco-regional production of the potent cytokine IL-12 avoids toxicities and poor pharmacokinetics associated with systemic delivery of recombinant IL-12;

●	Persistent local delivery of IL-12 lasts up to one week and dosing can be repeated; and

●	Ideal for long-term maintenance therapy.

OVATION Study

In February 2015, we announced that the FDA accepted, without objection, the Phase Ib dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer (the “OVATION Study”). On September 30, 2015, we announced enrollment of the first patient in the OVATION Study. The OVATION Study was designed (i) to identify a safe, tolerable and potentially therapeutically active dose of GEN-1 by recruiting and maximizing an immune response and (ii) to enroll three to six patients per dose level to evaluate safety and efficacy and attempt to define an optimal dose for a follow-on Phase I/II study. In addition, the OVATION Study establishes a unique opportunity to assess how cytokine-based compounds such as GEN-1 directly affect ovarian cancer cells and the tumor microenvironment in newly diagnosed patients. The study was designed to characterize the nature of the immune response triggered by GEN-1 at various levels of the patients’ immune system, including:

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

We initiated the OVATION Study at four clinical sites at the University of Alabama at Birmingham, Oklahoma University Medical Center, Washington University in St. Louis and the Medical College of Wisconsin. During 2016 and 2017, we announced data from the first fourteen patients in the OVATION Study who completed treatment. On October 3, 2017 and again on March 2, 2109, we announced final clinical and translational research data from the OVATION Study, a Phase Ib dose escalating clinical trial combining GEN-1 with the standard of care for the treatment of newly-diagnosed patients with advanced Stage III/IV ovarian cancer who will undergo neoadjuvant chemotherapy followed by interval debulking surgery.

The Company reported positive clinical data from the first fourteen patients who have completed treatment in the OVATION Study. GEN-1 plus standard chemotherapy produced positive clinical results, with no dose limiting toxicities and positive dose dependent efficacy signals which correlate well with positive surgical outcomes. The OVATION Study evaluated escalating doses of GEN-1 (36 mg/m2, 47 mg/m2, 61 mg/m2 and 79 mg/m2) administered intraperitoneally in combination with three cycles of neoadjuvant chemotherapy prior to interval debulking surgery, followed by three cycles of NAC in the treatment of newly diagnosed patients with Stage III/IV ovarian cancer.

In this Phase IB dose-escalation study, the 14 patients who were evaluable for response demonstrated median PFS of 21 months in patients treated per protocol and 17.1 months for the intent-to-treat population (n=18) for all dose cohorts, including three patients who dropped out of the study after 13 days or less, and two patients who did not receive full NAC and GEN-1 cycles. In addition, 100% of patients administered NAC plus the two higher doses of GEN-1 experienced an objective tumor response (defined as a partial or complete response) compared to only 60% of patients given the two lower doses. Pathological changes were assessed as part of the study, with the density of markers measured in tissue sections assessed via immunohistochemistry staining. Among patients administered the high doses of GEN-1 (n=8), pre-treatment to post-treatment reductions in key biomarkers were observed (FoxP3 -62.5%; IDO-1 -60%; PD-1 -62.5%; PD-L1 -37.5%). Reductions were also observed in patients administered the lower doses of GEN-1 (n=4) for all but one of the four key biomarkers (FoxP3 -40%; IDO-1 -40%; PD-1 +25%; PD-L1 -37.5%). The ratio of CD8+ cells to the four key immunosuppressive cell signals increased following treatment in 60 - 80% of patients.

Dose-limiting toxicity was not reached in the OVATION I Study.

OVATION 2 Study

On November 13, 2017, the Company filed its Phase I/II clinical trial protocol with the U.S. Food and Drug Administration for GEN-1 for the localized treatment of ovarian cancer. The protocol is designed with a single dose escalation phase to 100 mg/m² to identify a safe and tolerable dose of GEN-1 while maximizing an immune response. The Phase I portion of the study will be followed by a continuation at the selected dose in 130 patient randomized Phase II study. The study protocol is summarized below:

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

As a clinical stage biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in “ Part I, Item 1A. Risk Factors “ in this Annual Report on Form 10-K.

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

As of December 31, 2018, we had $27.7 million dollars in cash and short-term investments including interest receivable. Given our development plans, we anticipate cash resources will be sufficient to fund our operations into the third quarter of 2020. The Company has approximately $31 million available collectively for future sale of equity securities under a common stock purchase agreement with Aspire Capital Fund, LLC and a common stock sales agreement with JonesTrading International Services LLC. Other than these two facilities that provide us the ability to sell equity securities in the future, we have no other committed sources of additional capital.

As a result of the risks and uncertainties discussed in this Annual Report on Form 10-K, among others, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product if one of our product candidates receives regulatory approval for marketing, if at all. Our inability to complete any of our research and development activities, preclinical studies or clinical trials in a timely manner or our failure to enter into collaborative agreements when appropriate could significantly increase our capital requirements and could adversely impact our liquidity. While our estimated future capital requirements are uncertain and could increase or decrease as a result of many factors, including the extent to which we choose to advance our research and development activities, preclinical studies and clinical trials, or whether we are in a position to pursue manufacturing or commercialization activities, we will need significant additional capital to develop our product candidates through development and clinical trials, obtain regulatory approvals and manufacture and commercialize approved products, if any. We do not know whether we will be able to access additional capital when needed or on terms favorable to us or our stockholders. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the Company’s financial condition, liquidity and capital resources.

RESEARCH AND DEVELOPMENT EXPENDITURES

We are engaged in a limited amount of research and development in our own facilities and have sponsored research programs in partnership with various research institutions, including the National Institutes of Health, the NCI and Duke University. We are currently, with minimal cash expenditures, sponsoring clinical and pre-clinical research at the University of Oxford, University of Utrecht and the Children’s Hospital Research Institute. The majority of the spending in research and development is for the funding of ThermoDox® clinical trials. Research and development expenses were approximately $11.9 million and $13.1 million for the years ended December 31, 2018 and 2017, respectively. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding expenditures related to our research and development programs.

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

In the United States, the FDA regulates drugs and biological products under the Federal Food, Drug, and Cosmetic Act (FDCA), the Public Health Service Act (PHSA) and implementing regulations. Failure to comply with the applicable FDA requirements at any time pre- or post-approval may result in a delay of approval or administrative or judicial sanctions. These sanctions could include the FDA’s imposition of a clinical hold on trials, refusal to approve pending applications, withdrawal of an approval, issuance of warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution.

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

Clinical trials are typically conducted in three sequential phases, but the phases may overlap or be combined. Phase I clinical trials may be conducted in patients or healthy volunteers to evaluate the product’s safety, dosage tolerance and pharmacokinetics and, if possible, seek to gain an early indication of its effectiveness. Phase II clinical trials usually involve controlled trials in a larger but still relatively small number of subjects from the relevant patient population to evaluate dosage tolerance and appropriate dosage; identify possible short-term adverse effects and safety risks; and provide a preliminary evaluation of the efficacy of the drug for specific indications. Phase III clinical trials are typically conducted in a significantly larger patient population and are intended to further evaluate safety and efficacy, establish the overall risk-benefit profile of the product, and provide an adequate basis for physician labeling.

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

In the Food and Drug Administration Safety and Innovation Act (FDASIA) which was signed into law in July 2012, the U.S. Congress encouraged the FDA to utilize innovative and flexible approaches to the assessment of product candidates under accelerated approval. The law required the FDA to issue related guidance and also promulgate confirming regulatory changes. In May 2014, the FDA published a final Guidance for Industry titled “Expedited Programs for Serious Conditions-Drugs and Biologics,” which provides guidance on FDA programs that are intended to facilitate and expedite development and review of new product candidates as well as threshold criteria generally applicable to concluding that a product candidate is a candidate for these expedited development and review programs.

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

Post-Approval Requirements

After FDA approval of a product is obtained, we and our contract manufacturers are required to comply with various post-approval requirements, including establishment registration and product listing, record-keeping requirements, reporting of adverse reactions and production problems to the FDA, providing updated safety and efficacy information for drugs, or safety, purity, and potency for biological products, and complying with requirements concerning advertising and promotional labeling. As a condition of approval of an NDA/BLA, the FDA may require the applicant to conduct additional clinical trials or other post market testing and surveillance to further monitor and assess the drug’s safety and efficacy. The FDA can also impose other post-marketing controls on us as well as our products including, but not limited to, restrictions on sale and use, through the approval process, regulations and otherwise. The FDA also has the authority to require the recall of our products in the event of material deficiencies or defects in manufacture. A governmentally mandated recall, or a voluntary recall by us, could result from a number of events or factors, including component failures, manufacturing errors, instability of product or defects in labeling.

In addition, manufacturing establishments in the U.S. and abroad are subject to periodic inspections by the FDA and must comply with current good manufacturing practices (cGMP). To maintain compliance with cGMP, manufacturers must expend funds, time and effort in the areas of production and quality control. The manufacturing process must be capable of consistently producing quality batches of the product candidate and the manufacturer must develop methods for testing the quality, purity and potency of the product candidate. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its proposed shelf-life.

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

In the EU, before starting a clinical trial, a valid request for authorization must be submitted by the sponsor to the competent authority of the EU Member State(s) in which the sponsor plans to conduct the clinical trial, as well as to an independent national Ethics Committee. A clinical trial may commence only once the relevant Ethics Committee(s) has (have) issued a favorable opinion and the competent authority of the EU Member State(s) concerned has (have) not informed the sponsor of any grounds for non-acceptance. Failure to comply with the EU requirements may subject a company to the rejection of the request and the prohibition to start a clinical trial. Clinical trials conducted in the EU (or used for marketing authorization application in the EU) must be conducted in accordance with applicable Good Clinical Practice (“GCP”) and Good Manufacturing Practice (“GMP”) rules, ICH guidelines and be consistent with ethical principles. EU Member State inspections are regularly conducted to verify the sponsor’s compliance with applicable rules. The sponsor is required to record and report to the relevant national competent authorities (and to the Ethics Committee) information about serious unexpected suspected adverse reactions (“S.U.S.A.Rs”). The way clinical trials are conducted in the EU will undergo a major change when the new EU Clinical Trial Regulation (Regulation 536/2014) comes into application in 2019.

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

GEN-1

Studied indications for GEN-1 include ovarian cancer and glioblastoma multiforme (GBM) brain cancer. In evaluating the competitive landscape for both indications, early stage indications are treated with chemotherapy (temozolomide, BCNU, CCNU for brain cancer; docetaxel, doxil and cisplatinum for ovarian cancer), while later stage ovarian and GBM cancer are treated with Bevacizumab - Avastin ®, an anti-angiogenesis inhibitor. Avastin ® is currently also being evaluated for early stage disease.

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

Our rights under the license agreement with Duke University extend for the longer of 20 years or the end of any term for which any relevant patents are issued by the United States Patent and Trademark Office. Currently we have rights to Duke’s patent for its thermo-liposome technology in the U.S. and to future patents received by Duke in Canada, the EU, Japan and Australia, where it has patent applications have been granted. The European grant provides coverage in the European Community. For this technology, our license rights are worldwide, including the U.S., Canada, certain EU Member States, Australia, Hong Kong, and Japan.

Patents and Proprietary Rights

Celsion holds an exclusive license agreement with Duke University for its temperature-sensitive liposome technology that covers the ThermoDox® formulation. Celsion also has issued patents which pertain specifically to methods of storing stabilized, temperature-sensitive liposomal formulations and will assist in the protection of global rights. These patents will extend the overall term of the ThermoDox® patent portfolio to 2026. These patents are the first in this family, which includes pending applications in the U.S., Europe and additional key commercial geographies in Asia. This extended patent runway to 2026 allows for the evaluation of future development activities for ThermoDox® and Celsion’s heat-sensitive liposome technology platform.

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

EMPLOYEES

As of March 28, 2019, we employed 29 full-time employees. We also maintain active independent contractor relationships with various individuals, most of whom have month-to-month or annual consulting agreements. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

RECENT EVENTS

On March 28, 2019, the Company and EGWU, Inc. (formerly known as EGEN, Inc.) (“EGWU”), entered into an amendment (the “Amendment”) to the Asset Purchase Agreement discussed in Note 5. (the “Asset Purchase Agreement”). The Amendment provides that payment of the of $12.4 million earnout milestone liability under the Asset Purchase Agreement related to the Ovarian Cancer Indication can be made, at the Company’s option, in the following manner:

a)	$7.0 million in cash to EGWU within 10 business days of achieving the milestone; or

b)	$12.4 million to EGWU, which is payable in cash, common stock of the Company, or a combination of either, within one year of achieving the milestone.

Additionally, the Amendment extends the Earnout Term (as defined in the Amendment) as it applies to the EGEN-001 Ovarian Cancer Milestone from seven (7) years to eight (8) years from the original signing date of the Asset Purchase Agreement.

As consideration for entering into the Amendment, the Company will issue to EGWU 200,000 warrants to purchase common stock with an exercise price of $0.01 per share. The Company will record this transaction in the first quarter of 2019.

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

Since our inception, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $274 million at December 31, 2018. For the years ended December 31, 2018 and 2017, we incurred a net loss of $11.9 million, and $20.4 million, respectively. We currently have no product revenue and do not expect to generate any product revenue for the foreseeable future. Because we are committed to continuing our product research, development, clinical trial and commercialization programs, we will continue to incur significant operating losses unless and until we complete the development of ThermoDox®, GEN-1 and other new product candidates and these product candidates have been clinically tested, approved by the United States Food and Drug Administration (FDA) and successfully marketed. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, us or our collaborators successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we or our collaborators are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the year ended December 31, 2018, we had a net loss of $11.9 million and used $7.0 million to fund operations. We have incurred approximately $274 million of cumulated net losses. As of December 31, 2018, we had approximately $27.7 million in cash and short-term investments including interest receivable.

We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. For example, ThermoDox® is being evaluated in a Phase III clinical trial in combination with RFA for the treatment of primary liver cancer and other preclinical studies. We completed a Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer in the third quarter of 2017 and expanded our clinical development program for GEN-1 into a follow-on Phase I/II trial for newly diagnosed ovarian cancer in 2018.

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

To obtain regulatory approvals from the FDA and foreign regulatory agencies, we must conduct clinical trials demonstrating that our products are safe and effective. We may need to amend ongoing trials, or the FDA and/or foreign regulatory agencies may require us to perform additional trials beyond those we planned. The testing and approval process require substantial time, effort and resources, and generally takes a number of years to complete. The time to complete testing and obtaining approvals is uncertain, and the FDA and foreign regulatory agencies have substantial discretion, at any phase of development, to terminate clinical studies, require additional clinical studies or other testing, delay or withhold approval, and mandate product withdrawals, including recalls. In addition, our drug candidates may have undesirable side effects or other unexpected characteristics that could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities.

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

We have devoted our resources to developing a new generation of products and will not be able to market these products until we have completed clinical trials and obtain all necessary governmental approvals. Our lead product candidate, ThermoDox® and the product candidates we purchased in our acquisition of EGEN, including GEN-1, are still in various stages of development and trials and cannot be marketed until we have completed clinical testing and obtained necessary governmental approval. Following our announcement on January 31, 2013 that the HEAT Study failed to meet its primary endpoint of progression free survival, we continued to follow the patients enrolled in the HEAT Study to the secondary endpoint, overall survival. Based on the overall survival data from the post-hoc analysis of results from the HEAT Study, we launched a pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox® in combination with RFA in primary liver cancer, known as the OPTIMA Study, in the first half of 2014. GEN-1 is currently in an early stage of clinical development for the treatment of ovarian cancer. We conducted a Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer starting in the second half of 2015 and completing enrollment in 2017. We also expanded our ovarian cancer development program to include a Phase I/II dose escalating trial evaluating GEN-1 in ovarian cancer patients. Our delivery technology platforms, TheraPlas and TheraSilence, are in preclinical stages of development. Accordingly, our revenue sources are, and will remain, extremely limited until our product candidates are clinically tested, approved by the FDA or foreign regulatory agencies and successfully marketed. We cannot guarantee that any of our product candidates will be approved by the FDA or any foreign regulatory agency or marketed, successfully or otherwise, at any time in the foreseeable future or at all.

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

We can also be prevented from selling or commercializing any of our products that use the infringing technology in the future, unless we obtain a license from such third party. A license may not be available from such third party on commercially reasonable terms or may not be available at all. Any modification to include a non-infringing technology may not be possible, or if possible may be difficult or time-consuming to develop, and require revalidation, which could delay our ability to commercialize our products. Any infringement action asserted against us, even if we are ultimately successful in defending against such action, would likely delay the regulatory approval process of our products, harm our competitive position, be expensive and require the time and attention of our key management and technical personnel.

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

Since its enactment, some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial, congressional, and executive challenges. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. The U.S. Supreme Court has upheld certain key aspects of the legislation, including a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly known as the requirement that all individuals maintain health insurance coverage or pay a penalty, referred to as the “individual mandate.” However, as a result of tax reform legislation passed in December 2017, the individual mandate has been eliminated effective January 1, 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. The loss of the cost share reduction payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

Moreover, we cannot predict what healthcare reform initiatives may be adopted in the future. Further, federal and state legislative and regulatory developments are likely, and we expect ongoing initiatives in the United States to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from reloxaliase and any other product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

We may fail to comply with evolving European and other privacy laws.

Since we conduct clinical trials in the European Economic Area (“EEA”), we are subject to additional European data-privacy laws. The General Data Protection Regulation, (EU) 2016/679 (“GDPR”) became effective on May 25, 2018, and deals with the processing of personal data and on the free movement of such data. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA, including to the United States, providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. Given the limited enforcement of the GDPR to date, we face uncertainty as to the exact interpretation of the new requirements on our trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law.

In particular, national laws of member states of the EU are in the process of being adapted to the requirements under the GDPR, thereby implementing national laws which may partially deviate from the GDPR and impose different obligations from country to country, so that we do not expect to operate in a uniform legal landscape in the EEA. Also, as it relates to processing and transfer of genetic data, the GDPR specifically allows national laws to impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty. Further, the impact of the impending “Brexit”, (whereby the United Kingdom is planning to leave the EEA in March of 2019), either with or without a “deal” is uncertain and cannot be predicted at this time.

In the event we continue to conduct clinical trials in the EEA, we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA, in particular to the United States, in compliance with European data protection laws. We expect that we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Anype1 such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or pharmaceutical partners to continue to use our products and solutions due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR. Such clients or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the foregoing could materially harm our business, prospects, financial condition and results of operations

The success of our products may be harmed if the government, private health insurers and other third-party payers do not provide sufficient coverage or reimbursement.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospect. The closing price of our common stock as reported on The NASDAQ Capital Market had a high price of $7.14 and a low price of $1.28 in the 52-week period ended December 31, 2017, a high price of $3.48 and a low price of $1.35 in the 52-week period ended December 31, 2018, and a high price of $2.46 and a low price of $1.67 from January 1, 2019 through March 28, 2019. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 28, 2019, we had 19,562,020 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, all of the shares of common stock issuable upon exercise of warrants will be freely tradable without restriction or further registration upon issuance.

Our stockholders may experience significant dilution as a result of future equity offerings or issuances and exercise of outstanding options and warrants.

In order to raise additional capital or pursue strategic transactions, we may in the future offer, issue or sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock, including the issuance of common stock in relation to the achievement, if any, of milestones triggering our payment of earn-out consideration in connection with the EGEN acquisition. Our stockholders may experience significant dilution as a result of future equity offerings or issuances. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders. As of March 28, 2019, we have a significant number of securities convertible into, or allowing the purchase of, our common stock, including 1,593,162 shares of common stock issuable upon exercise of warrants outstanding, 3,630,747 options to purchase shares of our common stock and restricted stock awards outstanding, and 20,652 shares of common stock reserved for future issuance under our stock incentive plan.

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

On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The Tax Reform Act significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a quasi-territorial tax system, providing a one-time transition toll charge on foreign earnings, creating a new limitation on the deductibility of interest expenses and modifying the limitation on officer compensation. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. We currently have significant net operating losses (NOLs) that may be used to offset future taxable income. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. During 2018, 2017 and years prior, we performed analyses to determine if there were changes in ownership, as defined by Section 382 of the Internal Revenue Code that would limit our ability to utilize certain net operating loss and tax credit carry forwards. We determined we experienced ownership changes, as defined by Section 382, in connection with certain common stock offerings in 2011, 2013, 2015, 2017 and 2018. As a result, the utilization of our federal tax net operating loss carry forwards generated prior to the ownership changes is limited. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, which would significantly limit our ability to utilize NOLs to offset future taxable income.

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

In July 2011, we entered into a lease with Brandywine Operating Partnership, L.P., a Delaware limited partnership for a 10,870 square foot premises located in Lawrenceville, New Jersey in connection with the relocation of our offices from Columbia, Maryland. In late 2015, Lenox Drive Office Park LLC, purchased the real estate and office building and assumed the lease. Under the current terms of the lease, which was amended effective May 1, 2017 and is set to expire on September 1, 2022, we reduced the size of the premises to 7,565 square feet and are paying a monthly rent that ranges from approximately $18,900 in the first year to approximately $20,500 in the final year of the amendment. On February 1, 2019, we amended the current terms of the lease to increase the size of the premises by 2,285 square feet to 9,850 square feet and also extended the lease term by one year to September 1, 2023. In conjunction with the February 1, 2019 lease amendment, we agreed to modify our one-time option to cancel the lease as of the 36th month after the May 1, 2017 lease commencement date.

In connection with the Asset Purchase Agreement, in June 2014, we assumed the existing lease with another landlord for an 11,500 square foot premises located in Huntsville, Alabama. In January 2018, we entered into a new 60-month lease agreement for 9,049 square feet with rent payments of approximately $18,100 per month.

We paid $457,321 and $502,716 in connection with our New Jersey and Alabama facility leases in 2018 and 2017, respectively.

Following is a summary of the future minimum payments required under leases that have initial or remaining lease terms of one year or more as of December 31, 2018:

For the year ending December 31:	Operating Leases

2019	$450,430
2020	454,213
2021	457,995
2022	379,823
2023	18,098

Total minimum lease payments	$1,760,559

We believe our existing facilities are suitable and adequate to conduct our business.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Our common stock trades on The NASDAQ Capital Market under the symbol “CLSN”.

Record Holders

As of March 28, 2019, there were approximately 13,500 stockholders of record of our common stock. The actual number of stockholders may be greater than this number of record stockholders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of stockholders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter-Equity Compensation Plan Information.”

Unregistered Shares of Equity Securities

None

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with our financial statements and related notes thereto included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause actual results to differ materially from anticipated results. Factors that could cause or contribute to such differences include those described under “Part I, Item 1A - Risk Factors” appearing in this Annual Report on Form 10-K and factors described in other cautionary statements, cautionary language and risk factors set forth in other documents that we file with the Securities and Exchange Commission. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Celsion is a fully-integrated development stage oncology drug company focused on advancing a portfolio of innovative cancer treatments, including directed chemotherapies, DNA-mediated immunotherapy and RNA based therapies. Our lead product candidate is ThermoDox®, a proprietary heat-activated liposomal encapsulation of doxorubicin, currently in a Phase III clinical trial for the treatment of primary liver cancer (the “OPTIMA Study”). Second in our pipeline is GEN-1, a DNA-mediated immunotherapy for the localized treatment of ovarian cancer. We have two platform technologies providing the basis for the future development of a range of therapeutics for difficult-to-treat forms of cancer including: Lysolipid Thermally Sensitive Liposomes, a heat sensitive liposomal based dosage form that targets disease with known chemotherapeutics in the presence of mild heat and TheraPlas, a novel nucleic acid-based treatment for local transfection of therapeutic plasmids. With these technologies we are working to develop and commercialize more efficient, effective and targeted oncology therapies that maximize efficacy while minimizing side-effects common to cancer treatments.

ThermoDox

ThermoDox® is being evaluated in a Phase III clinical trial for primary liver cancer, which we call the OPTIMA Study, which was initiated in 2014. ThermoDox® is a liposomal encapsulation of doxorubicin, an approved and frequently used oncology drug for the treatment of a wide range of cancers. Localized heat at hyperthermia temperatures (greater than 40° Celsius) releases the encapsulated doxorubicin from the liposome enabling high concentrations of doxorubicin to be deposited preferentially in and around the targeted tumor.

The OPTIMA Study. The OPTIMA Study represents an evaluation of ThermoDox® in combination with a first line therapy, radio frequency ablation (“RFA”), for newly diagnosed, intermediate stage HCC patients. HCC incidence globally is approximately 755,000 new cases per year and is the third largest cancer indication globally. Approximately 30% of newly diagnosed patients can be addressed with RFA alone.

On February 24, 2014, we announced that the FDA provided clearance for the OPTIMA Study, which is a pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox®, in combination with standardized RFA, for the treatment of primary liver cancer. The trial design of the OPTIMA Study is based on the comprehensive analysis of data from an earlier clinical trial called the HEAT Study, which is described below. The OPTIMA Study is supported by a hypothesis developed from an overall survival analysis of a large subgroup of patients from the HEAT Study.

The OPTIMA Study was designed with extensive input from globally recognized hepatocellular carcinoma (“HCC”) researchers and expert clinicians and after receiving formal written consultation from the FDA. The OPTIMA Study was designed to enroll up to 550 patients globally at approximately 65 clinical sites in the U.S, Canada, European Union (“EU”), China and other countries in the Asia-Pacific region and will evaluate ThermoDox® in combination with standardized RFA for a minimum of 45 minutes for treating lesions three to seven centimeters, versus standardized RFA alone. The primary endpoint for this clinical trial is overall survival (“OS”), and the secondary endpoints are progression free survival and safety. The statistical plan calls for two interim efficacy analyses by an independent Data Monitoring Committee (“DMC”).

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

On September 5, 2018, the Company announced that it reached its enrollment objective of 556 patients for the OPTIMA Study. The primary endpoint for the study is OS. The OPTIMA Study’s design and statistical plan incorporates two pre-planned interim efficacy analyses by the study’s DMC, and the first interim analysis is expected to occur in the second half of 2019. The DMC’s interim analyses will evaluate safety, efficacy and futility to determine if there is significant evidence of clinical benefit.

On December 18, 2018, the Company announced that the DMC for the Company’s OPTIMA Study completed its last scheduled review of the patients enrolled in the trial and unanimously recommended that the OPTIMA Study continue according to protocol to its final data readout. The DMC’s recommendation was based on the Committee’s assessment of safety and data integrity of all patients randomized in the trial as of October 4, 2018. The DMC reviewed study data at regular intervals throughout the patient enrollment period, with the primary responsibilities of ensuring the safety of all patients enrolled in the study, the quality of the data collected, and the continued scientific validity of the study design. As part of its review of all 556 patients enrolled into the trial, the DMC evaluated a quality matrix relating to the total clinical data set, confirming the timely collection of data, that all data are current as well as other data collection and quality criteria.

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

Findings from the HEAT Study post-hoc data analysis suggest that ThermoDox® may substantially improve overall survival, when compared to the control group, in patients if their lesions undergo a 45-minute RFA procedure standardized for a lesion greater than 3 cm in diameter. Data from nine OS sweeps have been conducted since the top line PFS data from the HEAT Study were announced in January 2013, with each data set demonstrating progressive improvement in clinical benefit and statistical significance. On August 15, 2016, the Company announced the most recent post-hoc OS analysis from the HEAT Study. These results demonstrated that in a large, well bounded subgroup of patients with a single lesion (n=285, 41% of the HEAT Study patients), the combination of ThermoDox® and optimized RFA provided an average 54% risk improvement in OS compared to optimized RFA alone. The Hazard Ratio at this latest OS analysis is 0.65 (95% CI 0.45 - 0.94) with a p-value of 0.02. Median OS for the ThermoDox® group has been reached which translates into a two-year survival benefit over the optimized RFA group (projected to be greater than 80 months for the ThermoDox® plus optimized RFA group compared to less than 60 months projection for the optimized RFA only group). These data continue to strongly suggest that ThermoDox® may significantly improve Overall Survival compared to an RFA control in patients whose lesions undergo optimized RFA treatment for 45 minutes or more as well as support the protocol for our Phase III OPTIMA Study as described below.

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

On October 16, 2017, the Company announced the publication of the manuscript, “Phase III HEAT STUDY Adding Lyso-Thermosensitive Liposomal Doxorubicin to Radiofrequency Ablation in Patients with Unresectable Hepatocellular Carcinoma Lesions,” in Clinical Cancer Research, a peer-reviewed medical journal. The article reports on one of the largest controlled studies in hepatocellular carcinoma. It provides a comprehensive review of ThermoDox ® for the treatment of primary liver cancer. The article details learnings from the Company’s 701 patient HEAT Study and includes results from computer simulation studies and includes findings from a post hoc subgroup analysis, all of which are consistent with each other and which - when examined together - suggests a clearer understanding of a key ThermoDox® heat-based mechanism of action: the longer the target tissue is heated, the greater the doxorubicin tissue concentration. Additionally, the article explores a new hypothesis prompted by these findings: ThermoDox® when used in combination with Radiofrequency Ablation (RFA) standardized to a minimum dwell time of 45 minutes (sRFA > 45 minutes), may increase the overall survival (OS) of patients with HCC. The lead author is Won Young Tak, M.D., Ph.D., Professor Internal Medicine, Gastroenterology & Hepatology, Kyungpook National University Hospital Daegu, Republic of Korea, and there are 22 HEAT Study co-authors along with Nicholas Borys, M.D., Celsion’s senior vice president and chief medical officer.

IMMUNO-ONCOLOGY Program

On June 20, 2014, we completed the acquisition of substantially all of the assets of EGEN, a private company located in Huntsville, Alabama. Pursuant to the Asset Purchase Agreement, CLSN Laboratories acquired all of EGEN’s right, title and interest in and to substantially all of the assets of EGEN, including cash and cash equivalents, patents, trademarks and other intellectual property rights, clinical data, certain contracts, licenses and permits, equipment, furniture, office equipment, furnishings, supplies and other tangible personal property. A key asset acquired from EGEN was the TheraPlas Technology Platform and the first drug developed from it is GEN-1.

THERAPLAS TECHNOLOGY PLATFORM

TheraPlas is a technology platform for the delivery of DNA and mRNA therapeutics via synthetic non-viral carriers and is capable of providing cell transfection for double-stranded DNA plasmids and large therapeutic RNA segments such as mRNA. There are two components of the TheraPlas system, a plasmid DNA or mRNA payload encoding a therapeutic protein, and a delivery system. The delivery system is designed to protect the DNA/RNA from degradation and promote trafficking into cells and through intracellular compartments. We designed the delivery system of TheraPlas by chemically modifying the low molecular weight polymer to improve its gene transfer activity without increasing toxicity. We believe that TheraPlas is a viable alternative to current approaches to gene delivery due to several distinguishing characteristics, including enhanced molecular versatility that allows for complex modifications to improve activity and safety.

The design of TheraPlas delivery system is based on molecular functionalization of polyethyleneimine (PEI), a cationic delivery polymer with a distinct ability to escape from the endosomes due to heavy protonation. The transfection activity and toxicity of PEI is tightly coupled to its molecular weight therefore the clinical application of PEI is limited. We have used molecular functionalization strategies to improve the activity of low molecular weight PEIs without augmenting their cytotoxicity. In one instance, chemical conjugation of a low molecular weight branched BPEI1800 with cholesterol and polyethylene glycol (PEG) to form PEG-PEI-Cholesterol (PPC) dramatically improved the transfection activity of BPEI1800 following in vivo delivery. Together, the cholesterol and PEG modifications produced approximately 20-fold enhancement in transfection activity. Biodistribution studies following intraperitoneal or subcutaneous administration of DNA/PPC nanocomplexes showed DNA delivery localized primarily at the injection site with only small amount escaping into systemic circulation. PPC is the delivery component of our lead TheraPlas product, GEN-1, which is in clinical development for the treatment ovarian cancer and in preclinical development for the treatment of glioblastoma. The PPC manufacturing process has been scaled up from bench scale (1-2 g) to 0.6Kg, and several cGMP lots have been produced with reproducible quality.

TheraPlas has emerged as a viable alternative to current approaches due to several distinguishing characteristics such as strong molecular versatility that allows for complex modifications to improve activity and safety with little difficulty. The biocompatibility of these polymers reduces the risk of adverse immune response, thus allowing for repeated administration. Compared to naked DNA or cationic lipids, TheraPlas is generally safer, more efficient, and cost effective. We believe that these advantages place Celsion in strong position to capitalize on this technology.

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

Ovarian Cancer Overview

Ovarian cancer is the most lethal of gynecological malignancies among women with an overall five-year survival rate of 45%. This poor outcome is due in part to the lack of effective prevention and early detection strategies. There were approximately 22,000 new cases of ovarian cancer in the U.S. in 2014 with an estimated 14,000 deaths. Mortality rates for ovarian cancer declined very little in the last forty years due to the unavailability of detection tests and improved treatments. Most women with ovarian cancer are not diagnosed until Stages III or IV, when the disease has spread outside the pelvis to the abdomen and areas beyond causing swelling and pain, where the five-year survival rates are 25 - 41 percent and 11 percent, respectively. First-line chemotherapy regimens are typically platinum-based combination therapies. Although this first line of treatment has an approximate 80 percent response rate, 55 to 75 percent of women will develop recurrent ovarian cancer within two years and ultimately will not respond to platinum therapy. Patients whose cancer recurs or progresses after initially responding to surgery and first-line chemotherapy have been divided into one of the two groups based on the time from completion of platinum therapy to disease recurrence or progression. This time period is referred to as platinum-free interval. The platinum-sensitive group has a platinum-free interval of longer than six months. This group generally responds to additional treatment with platinum-based therapies. The platinum-resistant group has a platinum-free interval of shorter than six months and is resistant to additional platinum-based treatments. Pegylated liposomal doxorubicin, topotecan, and Avastin are the only approved second-line therapies for platinum-resistant ovarian cancer. The overall response rate for these therapies is 10 to 20 percent with median overall survival of eleven to twelve months. Immunotherapy is an attractive novel approach for the treatment of ovarian cancer particularly since ovarian cancers are considered immunogenic tumors. IL-12 is one of the most active cytokines for the induction of potent anti-cancer immunity acting through the induction of T-lymphocyte and natural killer cell proliferation. The precedence for a therapeutic role of IL-12 in ovarian cancer is based on epidemiologic and preclinical data.

GEN-I OVATION Study. In February 2015, we announced that the FDA accepted, without objection, the Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer (the “OVATION Study”). On September 30, 2015, we announced enrollment of the first patient in the OVATION Study. The OVATION Study was designed to (i) identify a safe, tolerable and potentially therapeutically active dose of GEN-1 by recruiting and maximizing an immune response; (ii) to enroll three to six patients per dose level and will evaluate safety and efficacy and (iii) attempt to define an optimal dose for a follow-on Phase I/II study. In addition, the OVATION Study establishes a unique opportunity to assess how cytokine-based compounds such as GEN-1, directly affect ovarian cancer cells and the tumor microenvironment in newly diagnosed patients. The study was designed to characterize the nature of the immune response triggered by GEN-1 at various levels of the patients’ immune system, including:

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

Key translational research findings from all evaluable patients are consistent with the earlier reports from partial analysis of the data and are summarized below:

●	The intraperitoneal treatment of GEN-1 in conjunction with neoadjuvant chemotherapy resulted in dose dependent increases in IL-12 and Interferon-gamma (IFN-γ) levels that were predominantly in the peritoneal fluid compartment with little to no changes observed in the patients’ systemic circulation. These and other post-treatment changes including decreases in VEGF levels in peritoneal fluid are consistent with an IL-12 based immune mechanism;

●	Consistent with the previous partial reports, the effects observed in the IHC analysis were pronounced decreases in the density of immunosuppressive T-cell signals (Foxp3, PD-1, PDL-1, IDO-1) and increases in CD8+ cells in the tumor microenvironment;

●	The ratio of CD8+ cells to immunosuppressive cells was increased in approximately 75% of patients suggesting an overall shift in the tumor microenvironment from immunosuppressive to pro-immune stimulatory following treatment with GEN-1. An increase in CD8+ to immunosuppressive T-cell populations is a leading indicator and believed to be a good predictor of improved overall survival; and

●	Analysis of peritoneal fluid by cell sorting, not reported before, shows a treatment-related decrease in the percentage of immunosuppressive T-cell (Foxp3+), which is consistent with the reduction of Foxp3+ T-cells in the primary tumor tissue, and a shift in tumor naïve CD8+ cell population to more efficient tumor killing memory effector CD8+ cells.

The Company also reported positive clinical data from the first fourteen patients who completed treatment in the OVATION Study. GEN-1 plus standard chemotherapy produced positive clinical results, with no dose limiting toxicities and positive dose dependent efficacy signals which correlate well with positive surgical outcomes as summarized below:

●	Of the fourteen patients treated in the entire study, two patients demonstrated a complete response, ten patients demonstrated a partial response and two patients demonstrated stable disease, as measured by RECIST criteria. This translates to a 100% disease control rate and an 86% objective response rate (“ORR”). Of the five patients treated in the highest dose cohort, there was a 100% ORR with one complete response and four partial responses;

●	Fourteen patients had successful resections of their tumors, with nine patients (64%) having a complete tumor resection (“R0”), which indicates a microscopically margin-negative resection in which no gross or microscopic tumor remains in the tumor bed. Seven out of eight (88%) patients in the highest two dose cohorts experienced a R0 surgical resection. All five patients treated at the highest dose cohort experienced a R0 surgical resection;

●	All patients experienced a clinically significant decrease in their CA-125 protein levels as of their most recent study visit. CA-125 is used to monitor certain cancers during and after treatment. CA-125 is present in greater concentrations in ovarian cancer cells than in other cells; and

On March 2, 2019, the Company announced final PFS results from the OVATION Study. Median progression-free survival (PFS) in patients treated per protocol (n=14) was 21 months and was 17.1 months for the intent-to-treat population (n=18) for all dose cohorts, including three patients who dropped out of the study after 13 days or less, and two patients who did not receive full NAC and GEN-1 cycles. Under the current standard of care, in women with Stage III/IV ovarian cancer undergoing NAC, the disease progresses within about 12 months on average. The results from the OVATION Study support continued evaluation of GEN-1 based on promising tumor response, as reported in the PFS data, and the ability for surgeons to completely remove visible tumor at debulking surgery. GEN-1 was well tolerated and no dose-limiting toxicities were detected. Intraperitoneal administration of GEN-1 was feasible with broad patient acceptance.

GEN-1 OVATION 2 Study. The Company held an Advisory Board Meeting on September 27, 2017 with the clinical investigators and scientific experts including those from Roswell Park Cancer Institute, Vanderbilt University Medical School, and M.D. Anderson Cancer Center to review and finalize clinical, translational research and safety data from the Phase IB OVATION Study in order to determine the next steps forward for our GEN-1 immunotherapy program.

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

On September 6, 2018, the Company announced it began dosing patients in the OVATION 2 Study.

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

As no other indicators of impairment existed during the 2018, the Company concluded none of the other IPR&D assets were impaired at during 2018.

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

Business Plan

As a clinical stage biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in “Part I, Item 1A. Risk Factors” in this Annual Report on Form 10-K.

As of December 31, 2018, we had $27.7 million dollars in cash and short-term investments including interest receivable. Given our development plans, we anticipate cash resources will be sufficient to fund our operations into the third quarter of 2020. The Company has approximately $31 million available collectively for future sale of equity securities under a common stock purchase agreement with Aspire Capital Fund, LLC and a common stock sales agreement with JonesTrading International Services LLC. Other than these two facilities that provide us the ability to sell equity securities in the future, we have no other committed sources of additional capital and there is uncertainty whether additional funding will be available when needed on terms that will be acceptable to it, or at all. If the Company would not be able to obtain financing when needed, it could be unable to carry out the business plan and may have to significantly limit its operations and its business and its financial condition and results of operations could be materially harmed.

Financing Overview

Equity, Debt and Other Forms of Financing

As more fully discussed in Note 9 of the Financial Statement included in the Form 10K, during the fourth quarter of 2018, the Company received eligibility from the New Jersey Economic Development Authority to sell, and did sell, $11.1 million of its unused New Jersey net operating losses under the Technology Business Tax Certificate Program, receiving $10.4 million of non-dilutive financing in the process.

During 2017 and 2018, we issued a total of 17.3 million shares of common stock in the following equity transactions for an aggregate $44.1 million in gross proceeds. In June 2018, we entered a $10 million loan facility with Horizon Technology Finance Corporation (“Horizon”).

●	The Company received gross proceeds of $22.0 million from the exercise of warrants to purchase approximately 7.6 million shares of common stock in 2017.

●	On October 27, 2017, the Company entered into the Underwriting Agreement with the Underwriter, relating to the issuance and sale in the October 2017 Underwritten Offering of 2,640,000 shares of common stock of the Company and warrants to purchase an aggregate of 1,320,000 shares of common stock of the Company. Each share of common stock was sold together with 0.5 warrants (the “Investor Warrants”), each whole Investor Warrant being exercisable for one share of common stock, at an offering price of $2.50 per share and related Investor Warrants. Pursuant to the terms of the Underwriting Agreement, the Underwriter has agreed to purchase the shares and related Investor Warrants from the Company at a price of $2.325 per share and related Investor Warrant. Each Investor Warrant is exercisable six months from the date of issuance. The Investor Warrants have an exercise price of $3.00 per whole share and expire five years from the date first exercisable. The Company received $6.6 million of gross proceeds from the sale of the Shares and Investor Warrant. The October 2017 Underwritten Offering closed on October 31, 2017.

●	On July 6, 2017, the Company entered into a securities purchase agreement with several investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering, an aggregate of 2,050,000 shares of common stock of the Company at an offering price of $2.07 per share for gross proceeds of $4.2 million before the deduction of the placement agent fee and offering expenses. In addition, the Company sold Pre-Funded Series CCC Warrants to purchase 385,000 shares of common stock (and the shares of common stock issuable upon exercise of the Pre-Funded Series CCC Warrants), in lieu of shares of common stock to the extent that the purchase of common stock would cause the beneficial ownership of the Purchaser, together with its affiliates and certain related parties, to exceed 9.99% of our common stock. The Pre-Funded Series CCC Warrants were sold at an offering price of $2.06 per share for gross proceeds of $0.8 million, are immediately exercisable for $0.01 per share of common stock and do not have an expiration date. As of August 11, 2017, the Prefunded Series CCC Warrants were fully exercised. In a concurrent private placement, the Company agreed to issue to each investor, for each share of common stock and pre-funded warrant purchased in the offering, a Series AAA Warrant and Series BBB Warrant, each to purchase one share of common stock. The Series AAA Warrants are initially exercisable six months following issuance and terminate five and one-half years following issuance. The Series AAA Warrants have an exercise price of $2.07 per share and are exercisable to purchase an aggregate of 2,435,000 shares of common stock. The Series BBB Warrants are immediately exercisable following issuance and terminate twelve months following issuance. The Series BBB Warrants have an exercise price of $4.75 per share and are exercisable to purchase an aggregate of 2,435,000 shares of common stock. Subject to limited exceptions, a holder of a Series AAA and Series BBB Warrant will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise.

●	In the February 2017 Public Offering, the Company entered into a securities purchase agreement whereby it sold an aggregate of 1,384,705 shares of common stock of the Company at an offering price of $3.22 per share. In addition, the Company sold Series AA Warrants to purchase up to 1,177,790 shares of common stock and Pre-Funded Series BB Warrants to purchase up to 185,713 shares of common stock. The Series AA Warrants have an exercise price of $3.22 per share, have a five-year life and are immediately exercisable. The Pre-Funded Series BB Warrants were offered at $3.08 per share, are immediately exercisable for $0.14 per share of common stock, do not have an expiration date and were issued in lieu of shares of common stock to the extent that the purchase of common stock would cause the beneficial ownership of the purchaser of such shares, together with its affiliates and certain related parties, to exceed 9.99% of our common stock. The Company received approximately $5.0 million in gross proceeds before the deduction of the placement agent fees and offering expenses (excluding any proceeds from the exercise of the warrants) in the February 2017 Public Offering. During the first quarter of 2017, all 185,713 of the Series BB Pre-Funded warrants were exercised in full.

●	On June 27, 2018, the Company entered into the Horizon Credit Agreement with Horizon that provided $10 million in new capital. The Company drew down $10 million upon closing of the Horizon Credit Agreement on June 27, 2018. The Company anticipates that it will use the funding provided under the Horizon Credit Agreement for working capital and advancement of its product pipeline. The obligations under the Horizon Credit Agreement are secured by a first-priority security interest in substantially all assets of Celsion other than intellectual property assets. The obligations will bear interest at a rate calculated based on one-month LIBOR plus 7.625%. Payments under the loan agreement are interest only for the first twenty-four (24) months after loan closing, followed by a 24-month amortization period of principal and interest through the scheduled maturity date.

●	On August 31, 2018, we entered into the Aspire Purchase Agreement with Aspire Capital Fund which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock over the 24-month term of the Aspire Purchase Agreement. On October 12, 2018, the Company filed with the SEC a prospectus supplement to the 2018 Shelf Registration Statement registering all of the shares of common stock that may be offered to Aspire Capital from time to time. The timing and amount of sales of the Company’s common stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company but is obligated to make purchases from the Company as directed by the Company in accordance with the Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 164,835 Commitment Shares. The Aspire Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. Any proceeds from the Company receives under the Aspire Purchase Agreement are expected to be used for working capital and general corporate purposes. During 2018 and as of December 31, 2018, the Company sold and issued an aggregate of 100,000 shares under the Purchase Agreement, receiving approximately $0.2 million.

●	We were a party to a Controlled Equity OfferingSM Sales Agreement (ATM) dated as of February 1, 2013 with Cantor Fitzgerald & Co., pursuant to which we may sell additional shares of our common stock having an aggregate offering price of up to $25 million through “at-the-market” equity offerings from time to time. From February 1, 2013 through December 31, 2016, the Company sold and issued an aggregate of 105,681 shares of common stock under the ATM, receiving approximately $7.4 million in net proceeds. During 2017, the Company sold 1,221,348 shares of common stock under the ATM, receiving approximately $3.9 million in net proceeds. During 2018, the Company sold 457,070 shares of common stock under the ATM, receiving approximately $1.2 million in net proceeds. On October 10, 2018, the Company delivered notice to Cantor terminating the ATM effective as of October 20, 2018. From February 2013 through the date of termination, the Company sold 1,784,396 shares of Common Stock under the Sales Agreement generating gross proceeds of $12.8 million. The Company has no further obligations under the Sales Agreement.

●	On October 29, 2018, the Company and certain investors holding warrants to purchase 1.6 million shares collectively of the Company’s common stock received in the February 27, 2017 Public Offering and the October 2017 Underwritten Offering, entered into warrant exchange agreements whereby the Company issued 820,714 shares collectively of common stock to these investors in exchange for the warrants. After the warrant exchange, warrants outstanding totaled 1.6 million with a weighted average exercise price of $5.75 per share. Approximately 1.2 million of these outstanding warrants with a strike price of $6.20 per share will expire on April 4, 2019.

39

●

On December 4, 2018, the Company entered into a new Capital on DemandTM Sales Agreement (the “Capital on Demand Agreement”) with JonesTrading Institutional Services LLC, as sales agent (“JonesTrading”), pursuant to which the Company may offer and sell, from time to time, through JonesTrading shares of Common Stock having an aggregate offering price of up to $16.0 million. The Company intends to use the net proceeds from the offering, if any, for general corporate purposes, including research and development activities, capital expenditures and working capital. The Company is not obligated to sell any Common Stock under the Capital on Demand Agreement and, subject to the terms and conditions of the Capital on Demand Agreement, JonesTrading will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The NASDAQ Capital Market, to sell Common Stock from time to time based upon Celsion’s instructions, including any price, time or size limits or other customary parameters or conditions the Company may impose. Under the Capital on Demand Agreement, JonesTrading may sell Common Stock by any method deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Capital on Demand Agreement will terminate upon the earlier of (i) the sale of all shares of our common stock subject to the Sales Agreement, and (ii) the termination of the Capital on Demand Agreement by JonesTrading or Celsion. The Capital on Demand Agreement may be terminated by JonesTrading or the Company at any time upon 10 days’ notice to the other party, or by JonesTrading at any time in certain circumstances, including the occurrence of a material adverse change in the Company. The Company has not sold any shares under the Capital on Demand Agreement.

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

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09 “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU 2014 - 09 was originally going to be effective on January 1, 2017; however, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. In March 2016, the FASB issued ASU No. 2016 - 8, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. The amendments in this ASU do not change the core principle of ASU No. 2014 - 09 but the amendments clarify the implementation guidance on reporting revenue gross versus net. The effective date for the amendments in this ASU is the same as the effective date of ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Identifying Performance Obligations and Licensing),” to clarify the implementation guidance on identifying performance obligations and licensing (collectively “the new revenue standards”). The new revenue standards allow for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The new revenue standard became effective for us on January 1, 2018. Under the new revenue standards, we recognize revenue following a five-step model prescribed under ASU No. 2014-09; (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. As further described in Note 16, the Company currently has only one contract subject to the new revenue standards. After performance of the five-step model discussed above, the Company concluded the adoption of the new revenue standards as of January 1, 2018 did not change our revenue recognition policy nor does it have an effect on our financial statements using either the full retrospective or the modified retrospective adoption methods.

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

Results of Operations

Comparison of Fiscal Year Ended December 31, 2018 and Fiscal Year Ended December 31, 2017.

For the year ended December 31, 2018, our net loss was $11.9 million compared to a net loss of $20.4 million for the year ended December 31, 2017. In the fourth quarter of 2018, the Company recorded a $10.4 million tax benefit from the sale of its New Jersey net operating losses under the Technology Business Tax Certificate Program. With $27.7 million in cash and investments including interest receivable on hand at December 31, 2018, the Company believes it has sufficient capital resources to fund its operations into the third quarter of 2020.

Technology Development and Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten-year term of the agreement; therefore, we recognized revenue of $500,000 in each of the years 2018 and 2017.

Research and Development Expenses

Research and development (“R&D”) expenses decreased to $11.9 million in 2018 compared to $13.1 million in 2017. Costs associated with the Phase III OPTIMA Study were $4.7 million in 2018 compared to $6.7 million in 2017. During the third quarter of 2018, the Company announced it had completed enrollment in the OPTIMA Study. This decrease in R&D expenses resulted from cost concessions negotiated with our lead contract research organization (CRO) for the OPTIMA Study as well as lower monthly CRO fees and program expenses after completion of enrollment of this Phase III study during the third quarter of 2018. Costs associated with the OVATION studies were $0.4 million in 2018 compared to $0.2 million in 2017. The Company announced the completion of enrollment of all cohorts of the OVATION I Study in 2017. The Company initiated the OVATION 2 Study during 2018. Other clinical costs remained relatively unchanged at $2.5 million in 2018 and compared to $2.4 million in 2017. In 2018, other clinical costs included an increase of $0.5 million in non-cash stock compensation expense compared to the same period of 2017. In early 2017, the Company executed a cost reduction plan by reducing the costs associated with the support of the ThermoDox® studies in Europe. The majority of the $0.5 million in 2017 costs were realized in the first quarter of 2017. Costs associated with the production of ThermoDox to support the OPTIMA Study remained relatively unchanged at $1.1 million in 2018 and 2017. The Company expects the clinical supply costs associated with supporting the OPTIMA Study to be significantly reduced starting in 2019. Costs associated with CLSN Laboratories (which includes research and development activities for GEN-1, TheraPlas and TheraSilence) were $2.8 million in 2018 compared to $2.3 million in 2017 as the Company expanded its manufacturing capabilities and reduced the costs to manufacture GEN-1 for its planned clinical study requirements beyond 2018. Other research and development costs related to preclinical operations and regulatory affairs were $0.3 million in 2018 compared to $0.2 million in 2017.

General and Administrative Expenses

General and administrative expenses increased to $9.7 million in 2018 compared to $5.9 million in 2017. This increase is primarily attributable to (i) higher professional fees of approximately $0.7 million, (ii) higher travel expenses of $0.1 million and (iii) higher compensation expenses totaling $2.9 million. Compensation expenses include costs associated with additional personnel additions as well as an increase of $2.3 million related to non-cash stock option compensation expense in 2018 compared to 2017.

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

In connection with the write down of the IPR&D asset mentioned below, the Company concluded there was a reduced probability of payments of the earn-out milestones associated with the GBM asset as of September 30, 2018 and reduced the earnout milestone at that time. As of December 31, 2018, the Company fair valued these milestones at $8.9 million and recognized a non-cash benefit of $3.6 million in 2018 as a result of the change in the fair value of these milestones from $12.5 million at December 31, 2017.

In connection with the write down of the IPR&D asset mentioned above, the Company concluded there was a reduced probability of payments of the earn-out milestones associated with the GBM asset as of September 30, 2017 and reduced the earnout milestone at that time. As of December 31, 2017, the Company fair valued these milestones at $12.5 million and recognized a non-cash benefit of $0.7 million in 2017 as a result of the change in the fair value of these milestones from $13.2 million at December 31, 2016.

Impairment of IPR&D

After our annual assessment of the totality of the events that could impair IPR&D at September 30, 2018, the Company determined certain IPR&D assets related to the development of its GBM product candidate may be impaired. To arrive at this determination, the Company assessed the status of studies in GBM conducted by its competitors and the Company’s strategic commitment of resources to its studies in primary liver cancer and ovarian cancer. The Company concluded that the GBM asset, valued at $6.9 million, was partially impaired and wrote down the GBM asset to $2.5 million incurring a non-cash charge of $4.5 million in the third quarter of and the year ended 2018. The Company concluded none of the other IPR&D assets were impaired at December 31, 2018.

At September 30, 2017, after our assessment of the totality of the events that could impair IPR&D, the Company determined certain IPR&D assets related to the development of its GBM product candidate may be impaired. To arrive at this determination, the Company assessed the status of studies in GBM conducted by its competitors and the Company’s strategic commitment of resources to its studies in primary liver cancer and ovarian cancer. The Company concluded that the GBM asset, valued at $9.4 million, was partially impaired and wrote down the GBM asset to $6.9 million incurring a non-cash charge of $2.5 million in the third quarter of and the year ended 2017. The Company concluded none of the other IPR&D assets were impaired at December 31, 2017.

Investment income and interest expense

The Company realized $0.4 million of interest income from its short-term investments during 2018. Investment income was negligible in 2017.

In connection with its debt facilities, the Company incurred interest expense of $0.7 million during 2018 compared to $0.1 million during 2017. The Company entered a new loan facility with Horizon Technology Finance Corporation on June 27, 2018. In the second quarter of 2017, Company paid off its prior loan facility with Hercules Technology Growth Capital, Inc.

Income Tax Benefit

Annually, the State of New Jersey enables approved technology and biotechnology businesses with New Jersey net operating tax losses the opportunity to sell these losses through the Technology Business Tax Certificate Program (the “NOL Program”), thereby providing cash to companies to help fund their operations. The Company determined it met the eligibility requirements of the NOL Program for 2018 and filed its application with the New Jersey Economic Development Authority (NJEDA) in June 2018. In this application, the Company requested authorization of up to $12.5 million in tax benefits from its cumulative New Jersey net operating losses to be eligible for sale. In September 2018, the NJEDA notified the Company that its application received approval under the NOL Program for 2018 and after receiving approval from the NJEDA to transfer $11.1 million of tax benefits in December 2018, the Company successfully transferred these approved tax benefits which resulted in receipt of $10.4 million in net cash proceeds to the Company at the end of 2018. The Company has approximately $3.9 million in future tax benefits remaining under the NOL Program for future years

Deemed dividend

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

Inflation

We do not believe that inflation has had a material adverse impact on our revenue or operations in any of the past three years.

Financial Condition, Liquidity and Capital Resources

Since inception we have incurred significant losses and negative cash flows from operations. We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities and amounts received under our product licensing agreement with Yakult and our technology development agreement with Hisun. The process of developing and commercializing ThermoDox®, GEN-1 and other product candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts. We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future. Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $274 million at December 31, 2018.

At December 31, 2018 we had total current assets of $28.1 million (including cash, cash equivalents and short-term investments and related interest receivable on short-term investments of $27.7 million) and current liabilities of $6.1 million, resulting in net working capital of $22.0 million. At December 31, 2017 we had total current assets of $24.3 million (including cash, cash equivalents and short-term investments and related interest receivable on short-term investments of $24.2 million) and current liabilities of $6.2 million, resulting in net working capital of $18.1 million. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

Net cash used in operating activities for 2018 was $7.0 million. Our net loss of $11.9 million for 2018 included the following non-cash transactions: (i) $4.6 million in non-cash stock-based compensation expense, (ii) $4.5 million non-cash charge from the impairment of one of its IPR&D product candidates and (iii) $0.2 million in non-cash amortization expense of other intangible assets offset by the non-cash benefit based on the change in the earn-out milestone liability. The $7.0 million net cash used in operating activities was mostly funded from cash and cash equivalents, short term investments, cash proceeds received in equity financings during 2018 coupled with $10.4 million in cash proceeds from the sale of New Jersey net operating losses under the Technology Business Tax Certificate Program. At December 31, 2018, we had cash, cash equivalents, short-term investments and related interest receivable on short term investments of $27.7 million.

Net cash provided by financing activities was $10.6 million during 2018 resulting from $9.7 million in net proceeds from the Horizon Credit Facility and $0.9 million in net proceeds from the sale of our common stock through the sale of equity.

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

On August 31, 2018, we entered into the Aspire Purchase Agreement with Aspire Capital Fund which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock over the 24-month term of the Aspire Purchase Agreement. On October 12, 2018, the Company filed with the SEC a prospectus supplement to the 2018 Shelf Registration Statement registering all of the shares of common stock that may be offered to Aspire Capital from time to time. The timing and amount of sales of the Company’s common stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company but is obligated to make purchases from the Company as directed by the Company in accordance with the Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future funding, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 164,835 Commitment Shares. The Aspire Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. Any proceeds from the Company receives under the Aspire Purchase Agreement are expected to be used for working capital and general corporate purposes. During 2018 and as of December 31, 2018, the Company sold and issued an aggregate of 100,000 shares under the Purchase Agreement, receiving approximately $0.2 million.

We are a party to a Controlled Equity OfferingSM Sales Agreement (ATM) dated as of February 1, 2013 with Cantor Fitzgerald & Co., pursuant to which we may sell additional shares of our common stock having an aggregate offering price of up to $25 million through “at-the-market” equity offerings from time to time. From February 1, 2013 through December 31, 2016, the Company sold and issued an aggregate of 105,681 shares of common stock under the ATM, receiving approximately $7.4 million in net proceeds. During 2017, the Company sold 1,221,348 shares of common stock under the ATM, receiving approximately $3.9 million in net proceeds. During 2018, the Company sold 457,070 shares of common stock under the ATM, receiving approximately $1.2 million in net proceeds. On October 10, 2018, the Company delivered notice to Cantor terminating the ATM effective as of October 20, 2018. From February 2013 through the date of termination, the Company sold 1,784,396 shares of Common Stock under the Sales Agreement generating gross proceeds of $12.8 million. The Company has no further obligations under the Sales Agreement.

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

On December 4, 2018, the Company entered into a Capital on DemandTM Sales Agreement (the “Capital on Demand Agreement”) with JonesTrading Institutional Services LLC, as sales agent (“JonesTrading”), pursuant to which the Company may offer and sell, from time to time, through JonesTrading shares of Common Stock having an aggregate offering price of up to $16.0 million. The Company intends to use the net proceeds from the offering, if any, for general corporate purposes, including research and development activities, capital expenditures and working capital. The Company is not obligated to sell any Common Stock under the Capital on Demand Agreement and, subject to the terms and conditions of the Capital on Demand Agreement, JonesTrading will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The NASDAQ Capital Market, to sell Common Stock from time to time based upon Celsion’s instructions, including any price, time or size limits or other customary parameters or conditions the Company may impose. Under the Capital on Demand Agreement, JonesTrading may sell Common Stock by any method deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Capital on Demand Agreement will terminate upon the earlier of (i) the sale of all shares of our common stock subject to the Sales Agreement, and (ii) the termination of the Capital on Demand Agreement by JonesTrading or Celsion. The Capital on Demand Agreement may be terminated by JonesTrading or the Company at any time upon 10 days’ notice to the other party, or by JonesTrading at any time in certain circumstances, including the occurrence of a material adverse change in the Company. The Company has not sold any shares under the Capital on Demand Agreement.

We had cash, investment securities and interest receivable of $27.7 million on hand at December 31, 2018 and have $31 million collectively available for future sales under the Aspire Purchase Agreement and the Capital on Demand Agreement. However, our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing, progress and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other unforeseen uses of cash.

We may seek additional capital through further public or private equity offerings, debt financing, additional strategic alliance and licensing arrangements, collaborative arrangements, or some combination of these financing alternatives. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders could be significantly diluted, and the newly issued equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities may have rights, preferences, and privileges senior to those of our common stock. If we seek strategic alliances, licenses, or other alternative arrangements, such as arrangements with collaborative partners or others, we may need to relinquish rights to certain of our existing or future technologies, product candidates, or products we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, product candidates, or products on terms that are not favorable to us. The overall status of the economic climate could also result in the terms of any equity offering, debt financing, or alliance, license, or other arrangement being even less favorable to us and our stockholders than if the overall economic climate were stronger. We also will continue to look for government sponsored research collaborations and grants to help offset future anticipated losses from operations and, to a lesser extent, interest income.

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

Contractual Obligations

In July 2011, we entered into a lease with Brandywine Operating Partnership, L.P., a Delaware limited partnership for a 10,870 square foot premises located in Lawrenceville, New Jersey in connection with the relocation of our offices from Columbia, Maryland. In late 2015, Lenox Drive Office Park LLC, purchased the real estate and office building and assumed the lease. Under the current terms of the lease, which was amended effective May 1, 2017 and is set to expire on September 1, 2022, we reduced the size of the premises to 7,565 square feet and are paying a monthly rent that ranges from approximately $18,900 in the first year to approximately $20,500 in the final year of the amendment. On February 1, 2019, we amended the current terms of the lease to increase the size of the premises by 2,285 square feet to 9,850 square feet and also extended the lease term by one year to September 1, 2023. In conjunction with the February 1, 2019 lease amendment, we agreed to modify our one-time option to cancel the lease as of the 36th month after the May 1, 2017 lease commencement date.

In connection with the Asset Purchase Agreement, in June 2014, we assumed the existing lease with another landlord for an 11,500 square foot premises located in Huntsville, Alabama. In January 2018, we entered into a new 60-month lease agreement for 9,049 square feet with rent payments of approximately $18,100 per month.

We paid $502,716 and $578,943 in connection with our New Jersey and Alabama facility leases in 2018 and 2017, respectively. Following is a summary of the future minimum payments required under leases that have initial or remaining lease terms of one year or more as of December 31, 2018:

For the year ending December 31:	Operating Leases
2019	$450,430
2020	454,213
2021	457,995
2022	379,823
2023	18,098

Total minimum lease payments	$1,760,559

We believe our existing facilities are suitable and adequate to conduct our business.

Off-Balance Sheet Arrangements

We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at December 31, 2018 by an immaterial amount. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments. As of December 31, 2018, our investments consisted of investments in corporate notes and obligations or in money market accounts and checking funds with variable market rates of interest. We believe our credit risk is immaterial.

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

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2018, which is the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2018.

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

(c)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the fiscal quarter ended December 31, 2018, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 28, 2019, the Company and EGWU, Inc. (formerly known as EGEN, Inc.) (“EGWU”), entered into an amendment (the “Amendment”) to the Asset Purchase Agreement discussed in Note 5. (the “Asset Purchase Agreement”). The Amendment provides that payment of the of $12.4 million earnout milestone liability under the Asset Purchase Agreement related to the Ovarian Cancer Indication can be made, at the Company’s option, in the following manner:

a)	$7.0 million in cash to EGWU within 10 business days of achieving the milestone; or

b)	$12.4 million to EGWU, which is payable in cash, common stock of the Company, or a combination of either, within one year of achieving the milestone.

Additionally, the Amendment extends the Earnout Term (as defined in the Amendment) as it applies to the EGEN-001 Ovarian Cancer Milestone from seven (7) years to eight (8) years from the original signing date of the Asset Purchase Agreement.

As consideration for entering into the Amendment, the Company will issue to EGWU 200,000 warrants to purchase common stock with an exercise price of $0.01 per share. The Company will record this transaction in the first quarter of 2019.

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

3. EXHIBITS

The following documents are included as exhibits to this report:

EXHIBIT NO.	DESCRIPTION

2.1*	Asset Purchase Agreement dated as of June 6, 2014, by and between Celsion Corporation and EGEN, Inc., incorporated herein by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2014.

3.1	Certificate of Incorporation of Celsion, as amended, incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2004.

3.2	Certificate of Ownership and Merger of Celsion Corporation (a Maryland Corporation) into Celsion (Delaware) Corporation (inter alia, changing the Company’s name to “Celsion Corporation” from “Celsion (Delaware) Corporation”), incorporated herein by reference to Exhibit 3.1.3 to the Annual Report on Form 10-K of the Company for the year ended September 30, 2000.

3.3	Certificate of Amendment of the Certificate of Incorporation effective and filed on February 27, 2006, incorporated therein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on March 1, 2006.

3.4	Certificate of Amendment to Certificate of Incorporation effective October 28, 2013, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on October 29, 2013.

3.5	Certificate of Amendment to Certificate of Incorporation effective June 15, 2016, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed on June 15, 2016.

3.6	Certificate of Amendment to Certificate of Incorporation, effective May 26, 2017, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed on May 26, 2017.

3.7	Amended and Restated By-laws dated November 27, 2011, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed on December 1, 2011.

4.1	Form of Common Stock Certificate, par value $0.01, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K of the Company for the year ended September 30, 2000.

4.2	Warrant to Purchase Stock, dated June 27, 2012, by and between Celsion Corporation and Oxford Finance LLC, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2012.

4.3	Warrant to Purchase Stock, dated June 27, 2012, by and between Celsion Corporation and Horizon Technology Finance Corporation, incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2012.

4.4	Form of Representative’s Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed on October 31, 2017.

4.5	Form of Placement Agent Common Stock Purchase Warrant incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K of the Company filed on July 11, 2017.

4.6	Registration Rights Agreement dated as of November 25, 2013, by and between Celsion Corporation and Hercules Technology Growth Capital, Inc., incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-3 (File No.: 333-193936) filed on February 13, 2014.

4.7	Registration Rights Agreement dated as of June 20, 2014, by and between Celsion Corporation and Egen, Inc., incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2014.

4.8	Form of Series AA Warrant, incorporated herein by reference to Exhibit 4.26 to the Registration Statement to the Registration Statement on Form S-1 of the Company filed on February 13, 2017.

4.9	Form of Representative’s Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.30 to the Registration Statement on Form S-1 of the Company filed on June 6, 2017.

4.10	Registration Rights Agreement, dated August 31, 2018, between Celsion Corporation and Aspire Capital Fund, LLC incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed on September 4, 2018

10.1***	Celsion Corporation 2007 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 16, 2017.

10.2***	Form of Stock Option Grant Agreement for Celsion Corporation 2004 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2006.

10.3***	Form of Stock Option Grant Agreement for Celsion Corporation 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1.6 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2007.

10.4***	Stock Option Agreement effective January 3, 2007, between Celsion Corporation and Michael H. Tardugno, incorporated herein by reference Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on January 3, 2007.

10.5	Form Inducement Offer to Exercise Common Stock Purchase Warrants, incorporated herein by reference to exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2017.

10.6	Form of Warrant Exercise Agreement, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 26, 2017.

10.7	Form of Warrant Exercise Agreement, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 23, 2017.

10.8	Form of Warrant Exercise Agreement, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 9, 2017.

10.9***	Amended and Restated Employment Agreement, effective March 30, 2016, between Celsion Corporation and Mr. Michael H. Tardugno, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Company filed on March 30, 2016.

10.10***	Employment Offer Letter, entered into on June 15, 2010, between the Company and Jeffrey W. Church, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 18, 2010.

10.11*	Patent License Agreement between the Company and Duke University dated November 10, 1999, incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K of the Company for the year ended September 30, 1999.

10.12*

License Agreement dated July 18, 2003, between the Company and Duke University, incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-3 (File No. 333-108318) filed on August 28, 2003.

10.13*	Development, Product Supply and Commercialization Agreement, effective December 5, 2008, by and between the Company and Yakult Honsha Co., Ltd., incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2008.

10.14*	The 2nd Amendment To The Development, Product Supply And Commercialization Agreement, effective January 7, 2011, by and between the Company and Yakult Honsha Co., Ltd. incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on January 18, 2011.

10.15	Lease Agreement, executed July 21, 2011, by and between Celsion Corporation and Brandywine Operating Partnership, L.P., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on July 25, 2011.

10.16	First Amendment to Lease Agreement, executed April 20, 2017, by and between Celsion Corporation and Lenox Drive Office Park, LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 10-Q of the Company filed on November 14, 2017.

10.17*	Technology Development Agreement effective as of May 7, 2012, by and between Celsion Corporation and Zhejiang Hisun Pharmaceutical Co. Ltd., incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2012.

10.18	Loan and Security Agreement, dated June 27, 2012, by and among Celsion Corporation, Oxford Finance LLC, as collateral agent, and the lenders named therein, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2012.

10.19	Controlled Equity OfferingSM Sales Agreement, dated February 1, 2013, by and between Celsion Corporation and Cantor Fitzgerald & Co., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 1, 2013.

10.20	Securities Purchase Agreement, dated February 22, 2013, by and among Celsion Corporation and the purchasers named therein, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 26, 2013.

10.21*	Technology Development Contract dated as of January 18, 2013, by and between Celsion Corporation and Zhejiang Hisun Pharmaceutical Co. Ltd., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2013.

10.22	Loan and Security Agreement dated as of November 25, 2013, by and between Celsion Corporation and Hercules Technology Growth Capital, Inc., incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2013.

10.23	Securities Purchase Agreement dated as of January 15, 2014, by and between Celsion Corporation and the purchasers named therein, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on January 21, 2014.

10.24***	Employment Offer Letter effective as of June 2, 2014, between the Company and Khursheed Anwer incorporated herein by reference to Exhibit 10.27 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2014.

10.25

Securities Purchase Agreement dated as of May 27, 2015, by and among Celsion Corporation and the purchasers named therein, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 29, 2015.

10.26	Securities Purchase Agreement dated as of June 13, 2016, by and among Celsion Corporation and the purchasers named therein, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 17, 2016.

10.27***	Amended and Restated Change in Control Agreement dated as of September 6, 2016, by and between the Company and Michael H. Tardugno, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2016.

10.28***	Amended and Restated Change in Control Agreement dated as of September 6, 2016, by and between the Company and Nicholas Borys, M.D., incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2016.

10.29***	Amended and Restated Change in Control Agreement dated as of September 6, 2016, by and between the Company and Jeffrey W. Church, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2016.

10.30***	Amended and Restated Change in Control Agreement dated as of September 6, 2016, by and between the Company and Timothy J. Tumminello, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2016.

10.31	Securities Purchase Agreement dated as of December 20, 2016, by and among Celsion Corporation and the purchasers named therein, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed in December 23, 2016.

10.32	Form of Securities Purchase Agreement incorporated herein by reference to Exhibit 10.33 to the Registration Statement on Form S-1 of the Company filed on February 13, 2017.

10.33	Securities Purchase Agreement, dated July 6, 2017, by and among Celsion Corporation and the purchaser named therein, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on July 11, 2017.

10.34	Securities Purchase Agreement, dated July 6, 2017, by and among Celsion Corporation and the purchaser named therein, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on July 11, 2017.

10.35	Lease Agreement dated January 15, 2018, by and between Celsion Corporation and HudsonAlpha Institute of Biotechnology for office and lab space located in Huntsville, Alabama incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2018.

10.36	Venture Loan and Security Agreement dated June 27, 2018, by and between Celsion Corporation and Horizon Technology Finance Corporation incorporated herein by reference to Exhibit 10.0 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2018.

10.37	Common Stock Purchase Agreement, dated August 31, 2018 between Celsion Corporation and Aspire Capital Fund, LLC incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on September 4, 2018.

10.38	Capital on DemandTM Sales Agreement, dated December 4, 2018, between Celsion Corporation and JonesTrading Institutional Services LLC incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on December 4, 2018.

21.1+	Subsidiaries of Celsion Corporation
23.1+	Consent of WithumSmith+Brown, PC, independent registered public accounting firm for the Company.
31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2^	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the audited Consolidated Balance Sheets, (ii) the audited Consolidated Statements of Operations, (iii) the audited Consolidated Statements of Comprehensive Loss, (iv) the audited Consolidated Statements of Cash Flows, (v) the audited Consolidated Statements of Changes in Stockholders’ Equity and (vi) Notes to Consolidated Financial Statements.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, amended, and the omitted material has been separately filed with the Securities and Exchange Commission.
+	Filed herewith.
^	Furnished herewith.
**	XBRL information is filed herewith.
***	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused its annual report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

CELSION CORPORATION
Registrant

March 29, 2019	By:	/s/ MICHAEL H. TARDUGNO
Michael H. Tardugno
Chairman of the Board, President and Chief Executive Officer

March 29, 2019	By:	/s/ JEFFREY W. CHURCH
Jeffrey W. Church
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ MICHAEL H. TARDUGNO	Chairman of the Board, President and Chief Executive Officer	March 29, 2019
(Michael H. Tardugno)	(Principal Executive Officer)

/s/ JEFFREY W. CHURCH	Executive Vice President and Chief Financial	March 29, 2019
(Jeffrey W. Church)	Officer (Principal Financial Officer)

/s/ TIMOTHY J. TUMMINELLO	Controller and Chief Accounting Officer	March 29, 2019
(Timothy J. Tumminello)

/s/ AUGUSTINE CHOW	Director	March 29, 2019
(Augustine Chow, Ph.D.)

/s/ FREDERICK J. FRITZ	Director	March 29, 2019
(Frederick J. Fritz)

/s/ ROBERT W. HOOPER	Director	March 29, 2019
(Robert W. Hooper)

/s/ ALBERTO R. MARTINEZ	Director	March 29, 2019
(Alberto Martinez, M.D.)

/s/ DONALD BRAUN	Director	March 29, 2019
(Donald Braun, Ph.D.)

/s/ ANDREAS VOSS	Director	March 29, 2019
(Andreas Voss, M.D.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Celsion Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Celsion Corporation (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Adoption of ASU No. 2014-09

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for revenue recognition in each of the two years in the period ended December 31, 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers.

Basis for Opinion.

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC
WithumSmith+Brown, PC

We have served as the Company’s auditor since 2017.

Princeton, New Jersey

March 29, 2019

CELSION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$13,353,543	$11,444,055
Investment securities - available for sale, at fair value	14,257,998	12,724,020
Accrued interest receivable on investment securities	68,309	54,440
Advances and deposits on clinical programs and other current assets	451,293	89,186
Total current assets	28,131,143	24,311,701

Property and equipment (at cost, less accumulated depreciation and amortization)	184,627	175,771

Other assets:
In-process research and development, net	15,736,491	20,246,491
Goodwill	1,976,101	1,976,101
Other intangible assets, net	568,292	795,608
Deposits and other assets	258,933	8,761
Total other assets	18,539,817	23,026,961

Total assets	$46,855,587	$47,514,433

See accompanying notes to the consolidated financial statements.

CELSION CORPORATION

CONSOLIDATED BALANCE SHEETS

(Continued)

	December 31,
	2018	2017
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable ─ trade	$3,020,638	$3,416,863
Other accrued liabilities	2,585,898	2,282,827
Deferred revenue - current portion	500,000	500,000
Total current liabilities	6,106,536	6,199,690

Earn-out milestone liability	8,907,664	12,538,525
Note Payable, net of deferred financing costs	9,417,037	─
Deferred revenue - non-current portion	1,500,000	2,000,000
Other liabilities - non-current	63,278	71,710
Total liabilities	25,994,515	20,809,925

Commitments	─	─

Stockholders’ equity:

Preferred Stock - $0.01 par value (100,000 shares authorized, and no shares issued or outstanding at December 31, 2018 and 2017)	─	─

Common stock - $0.01 par value (112,500,000 shares authorized; 18,832,168 and 17,277,299 shares issued at December 31, 2018 and 2017, respectively, and 18,831,834 and 17,276,965 shares outstanding at December 31, 2018 and 2017, respectively)	188,322	172,772
Additional paid-in capital	294,393,313	288,408,976
Accumulated other comprehensive gain (loss)	29,872	(10,164)
Accumulated deficit	(273,665,247)	(261,781,888)
Total stockholders’ equity before treasury stock	20,946,260	26,789,696

Treasury stock, at cost (334 shares at December 31, 2018 and 2017)	(85,188)	(85,188)
Total stockholders’ equity	20,861,072	26,704,508

Total liabilities and stockholders’ equity	$46,855,587	$47,514,433

See accompanying notes to the consolidated financial statements.

CELSION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2018	2017

Technology development and licensing revenue	$500,000	$500,000

Operating expenses:
Research and development	11,865,523	13,078,710
General and administrative	9,699,521	5,889,722
Total operating expenses	21,565,044	18,968,432

Loss from operations	(21,065,044)	(18,468,432)

Other income (expense):
Gain from change in earn-out milestone liability	3,630,861	649,701
Impairment of in-process research and development	(4,510,000)	(2,520,000)
Investment income, net	353,682	26,041
Interest expense	(712,025)	(91,756)
Other income	52	2,270
Total other expense	(1,237,430)	(1,933,744)

Net loss before income tax benefit	(22,302,474)	(20,402,176)

Income tax benefit	10,419,115	─

Net loss	(11,883,359)	(20,402,176)

Deemed dividend related to warrant modification	─	(345,685)

Net loss attributable to common shareholders	$(11,883,359)	$(20,747,861)

Net loss attributable to common shareholders per common share - basic and diluted	$(0.68)	$(2.72)

Weighted average common shares outstanding - basic and diluted	17,582,879	7,627,210

See accompanying notes to the consolidated financial statements.

F-4

CELSION CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	December 31,
	2018	2017

Net loss	$(11,883,359)	$(20,402,176)

Changes in:
Realized loss on investment securities recognized in investment income, net	10,164	-
Unrealized gain (loss) on investment securities	29,872	(10,164)
Other comprehensive income (loss)	40,036	(10,164)

Comprehensive loss	$(11,843,323)	$(20,412,340)

See accompanying notes to the consolidated financial statements

CELSION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(11,883,359)		$(20,402,176)
Non-cash items included in net loss:
Depreciation and amortization	356,859		553,010
Change in fair value of earn-out milestone liability	(3,630,861)		(649,701)
Impairment of in-process research and development	4,510,000		2,520,000
Stock-based compensation	4,604,415		1,105,245
Shares issued in exchange for services	29,841		─
Shares issued to satisfy certain obligations	─		235,072
Amortization of deferred finance charges and debt discount associated with note payable	199,153		35,370
Change in deferred rent liability	(8,432)		59,358
Net changes in:
Interest receivable on investments	(13,869)		(50,432)
Advances and deposits on clinical programs and other current assets	(362,107)		115,222
Other assets	(250,172)		─
Accounts payable – trade	(396,225)		537,885
Deferred revenue	(500,000)		(500,000)
Other accrued liabilities	303,071		(200,929)
Net cash used in operating activities	(7,041,686)		(16,642,076)

Cash flows from investing activities:
Purchases of investment securities	(16,973,942)		(12,734,184)
Proceeds from sale and maturity of investment securities	15,480,000		1,680,000
Refund on security for letter of credit	─		100,000
Purchases of property and equipment	(138,399)		(38,629)
Net cash (used in) provided by investing activities	(1,632,341)		(10,992,813)

Cash flows from financing activities:
Proceeds from issuance of common stock equity, net of issuance costs	858,515		17,910,401
Proceeds from note payable, net of issuance costs	9,725,000		─
Proceeds from exercise of common stock warrants	─		21,140,304
Principal payments on note payable	─		(2,595,923)
Net cash provided by financing activities	10,583,515		36,454,782

Increase in cash and cash equivalents	1,909,488		8,819,893
Cash and cash equivalents at beginning of period	11,444,055		2,624,162
Cash and cash equivalents at end of period	$13,353,543		$11,444,055

Cash (paid for) received from:
Interest	$(512,872)		$(56,386)
Income tax benefit	$10,419,115	$	─

Non-cash financing activities:
Fair value of common stock issued as equity issuance costs charged against paid in capital	$450,000		─
Fair value of common stock and warrants issued in connection with notes payable	$507,116		─

Fair value of stock issued in exchange for cancelation of warrants	$8,207
Fair value of modification of warrant exercise prices included in paid in capital	─		345,685
Fair value of deemed dividend related to modification of warrant exercise prices charged against paid in capital	─		(345,685)

See accompanying notes to the consolidated financial statements.

CELSION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock Outstanding		Additional	Treasury Stock		Accum. Other
	Shares	Amount	Paid in Capital	Shares	Amount	Compr. Income	Accumulated Deficit	Total

Balance at January 1, 2017	2,230,118	$22,305	$248,168,421	334	$(85,188)	$-	$(241,379,712)	$6,725,826
Net loss	-	-	-	-	-	-	(20,402,176)	(20,402,176)
Registered direct and ATM common stock offerings	7,296,352	72,964	17,837,437	-	-	-	-	17,910,401
Exercise of common stock warrants	7,617,148	76,171	21,064,133	-	-	-	-	21,140,304
Shares issued to satisfy certain obligations	130,055	1,301	233,771	-	-	-	-	235,072
Realized and unrealized gains and losses, net, on investments securities	-	-	-	-	-	(10,164)	-	(10,164)
Stock-based compensation expense	-	-	1,105,245	-	-	-	-	1,105,245
Issuance of restricted stock	3,357	34	(34)	-	-	-	-	-
Modification of warrant exercise prices	-	-	345,685	-	-	-	-	345,685
Deemed dividend related to warrant exercise price modifications	-	-	(345,685)	-	-	-	-	(345,685)
Effect of reverse stock split	(65)	(3)	3	-	-	-	-	-
Balance at December 31, 2017	17,276,965	$172,772	$288,408,976	334	$(85,188)	$(10,164)	$(261,781,888)	$26,704,508

See accompanying notes to the consolidated financial statements

CELSION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock Outstanding		Additional	Treasury Stock		Accum. Other
	Shares	Amount	Paid in Capital	Shares	Amount	Compr. Income	Accumulated Deficit	Total

Balance at January 1, 2018	17,276,965	$172,772	$288,408,976	334	$(85,188)	$(10,164)	$(261,781,888)	$26,704,508
Net loss	-	-	-	-	-	-	(11,883,359)	(11,883,359)
Sale of equity through ATM and common stock purchase agreement	557,070	5,572	983,528	-	-	-	-	989,100
Common stock issuance in exchange for cancellation of common stock warrants	820,714	8,207	(138,792)	-	-	-	-	(130,585)
Common stock and warrants to purchase common stock issued in connection with equity and debt facilities	164,835	1,648	505,468	-	-	-	-	507,116
Realized and unrealized gains and losses, net, on investments securities	-	-	-	-	-	40,036	-	40,036
Stock-based compensation expense	-	-	4,604,415	-	-	-	-	4,604,415
Issuance of restricted stock	12,250	123	29,718	-	-	-	-	29,841
Balance at December 31, 2018	18,831,834	$188,322	$294,393,313	334	$(85,188)	$29,872	$(273,665,247)	$20,861,072

See accompanying notes to the consolidated financial statements

CELSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Celsion Corporation (“Celsion” and the “Company”) is a fully-integrated development stage oncology drug company focused on advancing a portfolio of innovative cancer treatments, including directed chemotherapies, DNA-mediated immunotherapy and RNA based therapies. Our lead product candidate is ThermoDox ®, a proprietary heat-activated liposomal encapsulation of doxorubicin, currently in a Phase III clinical trial for the treatment of primary liver cancer (the “OPTIMA Study”). Second in our pipeline is GEN-1, a DNA-mediated immunotherapy for the localized treatment of ovarian cancer. We have two platform technologies providing the basis for the future development of a range of therapeutics for difficult-to-treat forms of cancer including: Lysolipid Thermally Sensitive Liposomes, a heat sensitive liposomal based dosage form that targets disease with known therapeutics in the presence of mild heat and TheraPlas, a novel nucleic acid-based treatment for local transfection of therapeutic plasmids. With these technologies we are working to develop and commercialize more efficient, effective and targeted oncology therapies that maximize efficacy while minimizing side-effects common to cancer treatments

Basis of Presentation

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

On an ongoing basis, the Company evaluates its estimates using historical experience and other factors, including the current economic environment. Significant items subject to such estimates are assumptions used for purposes of determining stock-based compensation, the fair value of the convertible notes, and accounting for research and development activities. Management believes its estimates to be reasonable under the circumstances. Actual results could differ significantly from those estimates. Significant estimates in these financials are the valuation of options granted and valuation methods used to determine the recoverability of goodwill and other intangible assets.

Revenue Recognition

On January 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all related amendments (the “new revenue standard”) to all contracts with customers using the modified retrospective method. The adoption of the new revenue standard had no impact on retained earnings as of December 31, 2017 and, accordingly, no cumulative adjustment was required. We do not expect the new revenue standard to have a significant impact on our net income on an ongoing basis. The Company’s sole revenue stream is related to the Hisun agreement described in Note 16. There were no accounts receivable as of December 31, 2018 or 2017. Contract liabilities from the Hisun agreement amounted to $1,500,000 and $2,000,000 at December 31, 2018 and 2017, respectively. Contract liabilities values represent the value of cash received before the services were provided. In accordance with ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company received or expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. At contract inception, the Company assesses the goods or services promised within each contract that falls under the scope of ASC 606, determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. The application of these five steps necessitates the development of assumptions that require judgment to determine the stand-alone selling price, which may include forecasted revenues, development timelines and probabilities of technical and regulatory success.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments purchased with an original maturity of three months or less. A portion of these funds are not covered by FDIC insurance.

Fair Value of Investment Securities

The carrying values of investment securities approximate their respective fair values.

Short Term Investments

The Company classifies its investments in marketable securities with readily determinable fair values as investments available-for-sale in accordance with Accounting Standards Codification (ASC) 320, Investments - Debt and Equity Securities. Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity. The Company has classified all of its investments as available-for-sale. Unrealized holding gains and losses on available-for-sale securities are reported as a net amount in accumulated other comprehensive gain or loss in stockholders’ equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. The Company’s short-term investments consist of corporate bonds.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided over the estimated useful lives of the related assets, ranging from three to seven years, using the straight-line method. Amortization is recognized over the lesser of the life of the asset or the lease term. Major renewals and improvements are capitalized at cost and ordinary repairs and maintenance are charged against operating expenses as incurred. Depreciation expense was approximately $130,000 and $326,000 for the years ended December 31, 2018 and 2017, respectively.

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

Impairment or Disposal of Long-Lived Assets

The Company assesses the impairment of its long-lived assets under accounting standards for the impairment or disposal of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.

Comprehensive Income (Loss)

Accounting Standards Codification (“ASC”) 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the Company’s consolidated financial statements. The objective of ASC 220 is to report a measure comprehensive income (loss) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. Comprehensive gains (losses) result from changes in unrealized gains and losses from investment securities.

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

For the years ended December 31, 2018 and 2017, the total number of shares of common stock issuable upon exercise of warrants and equity awards is 4,764,405 and 3,761,844 respectively. For the year ended December 31, 2018 and 2017, diluted loss per common share is the same as basic loss per common share as all options and all warrants that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted earnings attributable to common stockholders per common share as their effect would be anti-dilutive.

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

As more fully discussed in Note 9, the Company the Company completed the sale of a portion of its New Jersey net operating losses totaling approximately $11.1 for net proceeds of approximately $10.4 million. Such proceeds are reflected as a tax benefit for the year ended December 31, 2018.

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

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09 “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU 2014 - 09 was originally going to be effective on January 1, 2017; however, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. In March 2016, the FASB issued ASU No. 2016 - 8, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. The amendments in this ASU do not change the core principle of ASU No. 2014 - 09 but the amendments clarify the implementation guidance on reporting revenue gross versus net. The effective date for the amendments in this ASU is the same as the effective date of ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Identifying Performance Obligations and Licensing),” to clarify the implementation guidance on identifying performance obligations and licensing (collectively “the new revenue standards”). The new revenue standards allow for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The new revenue standard became effective for us on January 1, 2018. Under the new revenue standards, we recognize revenue following a five-step model prescribed under ASU No. 2014-09; (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. As further described in Note 16, the Company currently has only one contract subject to the new revenue standards. After performance of the five-step model discussed above, the Company concluded the adoption of the new revenue standards as of January 1, 2018 did not change our revenue recognition policy nor does it have an effect on our financial statements using either the full retrospective or the modified retrospective adoption methods.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases” (Topic 842), which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period. The FASB subsequently issued the following amendments to ASU 2016-02, which have the same effective date and transition date of January 1, 2019:

●	ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which amends certain narrow aspects of the guidance issued in ASU 2016-02; and

●	ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows for a transition approach to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption as well as an additional practical expedient for lessors to not separate non-lease components from the associated lease component.

We evaluated ASU 2016-02 and its impact on the consolidated financial statements and related disclosures. We have identified all of our leases which consist of the New Jersey corporate office lease and the Alabama lab facility lease, see Note 17, and we estimate the adoption of this standard will result in the recognition of right-of-use assets and related lease liabilities on the consolidated balance sheets as of January 1, 2019 of approximately $1.1 to $1.3 million related to our operating lease commitments, with no material impact to the opening balance of retained earnings.

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

2. FINANCIAL CONDITION

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the U.S. Food and Drug Administration. We have not generated significant revenue and have incurred significant net losses in each year since our inception. We have incurred approximately $274 million of cumulated net losses. As of December 31, 2018, we had approximately $27.7 million in cash, investment securities and interest receivable. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

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

The Company has based its estimate on assumptions that may prove to be wrong. The Company may need to obtain additional funds sooner or in greater amounts than it currently anticipates. Potential sources of financing include strategic relationships, public or private sales of the Company’s shares or debt, the additional sales from the sale of its State of New Jersey net operating losses in the future and other sources. If the Company raises funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of existing stockholders may be diluted.

Annually, the State of New Jersey enables approved technology and biotechnology businesses with New Jersey net operating tax losses the opportunity to sell these losses through the Technology Business Tax Certificate Program (the “NOL Program”), thereby providing cash to companies to help fund their operations. The Company determined it met the eligibility requirements of the NOL Program for 2018 and filed its application with the New Jersey Economic Development Authority (NJEDA) in June 2018. In this application, the Company requested authorization of up to $12.5 million in tax benefits from its cumulative New Jersey net operating losses to be eligible for sale. In September 2018, the NJEDA notified the Company that its application received approval under the NOL Program for 2018 and after receiving approval from the NJEDA to transfer $11.1 million of tax benefits in December 2018, the Company successfully transferred these approved tax benefits which resulted in receipt of $10.4 million in net cash proceeds to the Company at the end of 2018. The Company has approximately $3.9 million in future tax benefits remaining under the NOL Program for future years.

With $27.7 million in cash, investment securities and interest receivable at December 31, 2018, the Company believes it has sufficient capital resources to fund its operations into the third quarter of 2020. The Company will be required to obtain additional funding to continue development of its current product candidates within the anticipated time periods, if at all, and to continue to fund operations. As more fully discussed in Note 10, the Company has approximately $31 million available collectively for future sale of equity securities under a common stock purchase agreement with Aspire Capital Fund, LLC and a common stock sales agreement with JonesTrading International Services LLC.

3. SHORT TERM INVESTMENTS AVAILABLE FOR SALE

Short-term investments available for sale of $14,257,998 and $12,724,020 as of December 31, 2018 and 2017, respectively, consist of corporate debt securities. These investments are valued at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in accumulated other comprehensive loss.

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

A summary of the cost, fair value and maturities of the Company’s short-term investments is as follows:

	December 31, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
Short-term investments
Corporate debt securities	$14,228,126	$14,257,998	$12,734,184	$12,724,020
Total	$14,228,126	$14,257,998	$12,734,184	$12,724,020

	December 31, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
Short-term investment maturities
Within 3 months	$5,383,488	$5,393,743	$-	$-
Between 3-12 months	8,844,638	8,864,255	12,734,184	12,724,020
Total	$14,228,126	$14,257,998	$12,734,184	$12,724,020

The following table shows the Company’s investment securities gross unrealized gains (losses) and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2018 and 2017. The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	December 31, 2018		December 31, 2017
Available for sale securities (all unrealized holding gains and losses are less than 12 months at date of measurement)	Fair Value	Unrealized Holding Gains (Losses)	Fair Value	Unrealized Holding Gains (Losses)

Investments with unrealized gains	$7,515,676	$38,068	$748,148	$570
Investments with unrealized losses	6,742,322	(8,196)	11,975,872	(10,734)
Total	$14,257,998	$29,872	$12,724,020	$(10,164)

Investment income, which includes net realized losses on sales of available for sale securities and investment income interest and dividends, is summarized as follows:

	2018	2017
Interest and dividends accrued and paid	$331,780	$26,041
Accretion of investment discounts and premiums, net	32,066	-
Losses investment maturity and sales, net	(10,164)	-
Investment income net	$353,682	$26,041

4. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Cash and cash equivalents, other current assets, accounts payable and other accrued liabilities are reflected in the condensed consolidated balance sheet at their approximate estimated fair values primarily due to their short-term nature. The fair values of securities available for sale is determined by relying on the securities’ relationship to other benchmark quoted securities and classified its investments as Level 2 items in both 2018 and 2017. There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the year ended December 31, 2018 or 2017. The changes in Level 3 liabilities were the result of changes in the fair value of the earn-out milestone liability included in earnings and in-process R&D. The earnout milestone liability is valued using a risk-adjusted assessment of the probability of payment of each milestone, discounted to present value using an estimated time to achieve the milestone (see Note 12). The in-process R&D – GBM is valued using a multi-period excess earnings method (see note 5).

Assets and liabilities measured at fair value are summarized below:

	Total Fair Value	Quoted Prices In Active Markets For Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:

Recurring items as of December 31, 2018
Corporate debt securities, available for sale	$14,257,998	$	─		$14,257,998	$	─

Recurring items as of December 31, 2017
Corporate debt securities, available for sale	$12,724,020	$	─		$12,724,020	$	─

Liabilities:

Recurring items as of December 31, 2018
Earn-out milestone liability (Note 12)	$8,907,664	$	─	$	─		$8,907,664

Non-recurring items as of December 31, 2018
In process R&D (Note 5)	$15,736,491	$	─	$	─		$15,736,491

Recurring items as of December 31, 2017
Earn-out milestone liability (Note 12)	$12,538,525	$	─	$	─		$12,538,525

Non-recurring items as of December 31, 2017
In process R&D (Note 5)	$20,246,491	$	─	$	─		$20,246,491

5. ACQUISITION OF EGEN, INC.

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

At the time of the acquisition, thew total purchase price for the asset acquisition was up to $44.4 million, including potential future earnout payments of up to $30.4 million contingent upon achievement of certain earnout milestones set forth in the Asset Purchase Agreement. We paid approximately $3.0 million in cash after the expense adjustment and issued 241,590 shares of our common stock to EGEN. The shares of common stock were issued in a private transaction exempt from registration under the Securities Act, pursuant to Section 4 (2) thereof.

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

At September 30, 2018 and 2017, after the Company’s annual assessments of the totality of the events that could impair IPR&D, the Company determined certain IPR&D assets related to the development of its glioblastoma multiforme cancer (GBM) product candidate may be impaired. To arrive at this determination, the Company assessed the status of studies in GBM conducted by its competitors and the Company’s strategic commitment of resources to its studies in primary liver cancer and ovarian cancer. The Company estimated the fair value of the IPR&D related to GBM at September 30, 2018 and 2017 using the multi-period excess earnings method (MPEEM). Significant unobservable assumptions used by the Company in the MPEEM model are potential FDA approval, commercialization dates, dosage pricing, profitability and present value factor. After its assessment on September 30, 2017, the Company concluded that the GBM asset, valued at $9.4 million, was partially impaired and wrote down the GBM asset to $6.9 million on September 30, 2017, incurring a non-cash charge of $2.5 million in the third quarter of 2017. After its assessment on September 30, 2018, the Company concluded that the GBM asset, valued at $6.9 million, was partially impaired and wrote down the GBM asset to $2.4 million on September 30, 2018, incurring a non-cash charge of $4.5 million in the third quarter of 2018. After recognizing the impairment related to the IPR&D costs of $4,510,000 in 2018 and $2,520,000 in 2017, the resulting carrying value of its IPR&D costs totaled $15,736,491 and $20,246,491 at December 31, 2018 and 2017, respectively.

At September 30, 2018 and 2017, the Company evaluated its IPR&D of the ovarian cancer indication and concluded that it is not more likely than not that the asset is impaired. As no other indicators of impairment existed during the fourth quarter of 2018, the Company concluded none of the other IPR&D assets were impaired at December 31, 2018. The carrying amount of the ovarian cancer indication was $13.3 million at December 31, 2018 and 2017.

Covenants Not To Compete

Pursuant to the EGEN Purchase Agreement, EGEN provided certain covenants (“Covenant Not To Compete”) to the Company whereby EGEN agreed, during the period ending on the seventh anniversary of the closing date of the acquisition on June 20, 2014, not to enter into any business, directly or indirectly, which competes with the business of the Company nor will it contact, solicit or approach any of the employees of the Company for purposes of offering employment. The Covenant Not to Compete which was valued at approximately $1.6 million at the date of the EGEN acquisition has a definitive life and is amortized on a straight-line basis over its life of 7 years. The Company recognized amortization expense of $227,316 in 2018 and 2017. The carrying value of the Covenant Not to Compete was $568,292, net of $1,022,922 accumulated amortization, as of December 31, 2018 and $795,608, net of $795,606 accumulated amortization, respectively, as of December 31, 2017

Following is a schedule of future amortization amounts during the remaining life of the Covenant Not to Compete.

Year Ended December 31,
2019	$227,316
2020	227,316
2021	113,660
Total	$568,292

Goodwill

The purchase price exceeded the estimated fair value of the net assets acquired by approximately $2.0 million which was recorded as Goodwill. Goodwill represents the difference between the total purchase price for the net assets purchased from EGEN and the aggregate fair values of tangible and intangible assets acquired, less liabilities assumed. Goodwill is reviewed for impairment at least annually as of our third quarter ended September 30 or sooner if we believe indicators of impairment exist. As of September 30, 2018, we concluded that the Company’s fair value exceeded its carrying value therefore “it is not more likely than not” that the Goodwill was impaired. As no other indicators of impairment existed during the fourth quarter of 2018, the Company concluded it is “not more likely than not” Goodwill was impaired.

Following is a summary of the net fair value of the assets acquired in the EGEN acquisition for the two years ended December 31, 2018:

	IPR&D	Goodwill	Covenant Not To Compete

Balance at January 1, 2017, net	$22,766,491	$1,976,101	1,022,924
Amortization	-	-	(227,316)
Impairment charge	(2,520,000)	-	-
Balance at December 31, 2017, net	20,246,491	1,976,101	795,608
Amortization	-	-	(227,316)
Impairment charge	(4,510,000)	-	-
Balance at December 31, 2018, net	15,736,491	1,976,101	568,292

6. PROPERTY AND EQUIPMENT

	Year Ended December 31,
	2018	2017
Machinery and equipment (5-7 year life)	$2,596,170	$2,495,959
Furniture and fixtures (3-5 year life)	267,712	248,709
Leasehold improvements (5-7 year life)	289,004	269,819
	3,152,886	3,014,487
Less accumulated depreciation and amortization	(2,968,259)	(2,838,716)
Total	$184,627	$175,771

7. OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, 2018 and 2017 include the following:

	Year Ended December 31,
	2018	2017
Amounts due to contract research organizations and other contractual agreements	$749,369	$665,373
Accrued payroll and related benefits	1,592,590	1,258,265
Accrued professional fees	198,654	264,668
Other	45,285	94,521
Total	$2,585,898	$2,282,827

8. NOTES PAYABLE

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

The obligations under the Horizon Credit Agreement are secured by a first-priority security interest in substantially all assets of Celsion other than intellectual property assets. The obligations will bear interest at a rate calculated based on one-month LIBOR plus 7.625%. The effective interest rate at December 31, 2018 was 9.98%. Payments under the loan agreement are interest only for the first twenty-four (24) months after loan closing, followed by a 24-month amortization period of principal and interest through the scheduled maturity date. At its option, the Company can prepay all of the outstanding principal balance by prepaying the outstanding principal balance and an amount equal to 1-3% of the outstanding principal balance at that time, based on the amount of time prior to the maturity date of the notes.

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

As a fee in connection with the Horizon Credit Agreement, Celsion issued Horizon warrants exercisable for a total of 190,114 shares of Celsion’s common stock (the “Horizon Warrants”) at a per share exercise price of $2.63. The Horizon Warrants are immediately exercisable for cash or by net exercise from the date of grant and will expire after ten years from the date of grant. Celsion registered the Horizon Warrants on Form S-3 (File No. 333 - 227236) filed with the Securities and Exchange Commission on September 7, 2018 and declared effective on October 10, 2018. The Company valued the Horizon Warrants issued using the Black-Scholes option pricing model and recorded a total of $507,116 as a direct deduction from the debt liability consistent with the presentation of a debt discount and are being amortized as interest expense using the effective interest method over the life of the loan.

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

During 2018, the Company incurred $512,872 in interest expense and amortized $199,153 respectively, as interest expense for debt discounts and end of term charges in connection with the Horizon Credit Agreement.

Following is a schedule of future principle payments, net of unamortized debt discounts and amortized end of term charges, due on the Horizon Credit Agreement:

For the year ending December 31,
2019	$-
2020	-
2021	4,583,333
2022	5,000,000
2023 and thereafter	416,667
Subtotal of future principle payments	10,000,000
Unamortized debt issuance costs, net	(582,963)
Total	$9,417,037

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

As a fee associated with the Hercules Credit Agreement, the Company issued Hercules a warrant for a total of 6,963 shares of the Company’s common stock (the Hercules Warrant) at a per share exercise price of $50.26, exercisable for cash or by net exercise from November 25, 2013. Upon the closing of the second tranche on June 10, 2014, this warrant became exercisable for an additional 6,963 shares of the Company’s common stock. The Hercules Warrant expired on November 25, 2018. Hercules has certain rights to register the common stock underlying the Hercules Warrant pursuant to a Registration Rights Agreement with the Company dated November 25, 2013. The registration rights expired on the date when such stock may be sold under Rule 144 without restriction or upon the first-year anniversary of the registration statement for such stock, whichever is earlier. The common stock issuable pursuant to the Hercules Warrant was filed pursuant to Rule 415 under the Securities Act of 1933 on the Prospectus for Registration Statement No. 333 - 193936 and was declared effective on September 30, 2014. The Company valued the Hercules Warrants issued using the Black-Scholes option pricing model and recorded a total of $476,261 as a direct deduction from the debt liability consistent with the presentation of a debt discount and are being amortized as interest expense using the effective interest method over the life of the loan. Also, in connection with each of the $5.0 million tranches, the Company was required to pay an end of term charge equal to 3.5% of each original loan amount at time of maturity. Therefore, these amounts totaling $350,000 were amortized as interest expense using the effective interest method over the life of the loan. The loan balance and end of term charges on the Hercules Credit Agreement was paid in full in June 2017. For 2017, the Company incurred $56,386 in interest expense and amortized $35,370 as interest expense for deferred fees, debt discount and end of term charges in connection with the Hercules Credit Agreement.

9. INCOME TAXES

On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The Tax Reform Act significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a quasi-territorial tax system, providing a one -time transition toll charge on foreign earnings, creating a new limitation on the deductibility of interest expenses and modifying the limitation on officer compensation. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.

The income tax provision (benefit) for the years ended December 31, 2018 and 2017 consists of the following:

	2018	2017
Federal
Current	$-	$-
Deferred	-	-
State and Local	-	-
Current	(10,419,000)	-
Deferred	-	-
Effective tax rate	$(10,419,000)	-

A reconciliation of the Company’s statutory tax rate to the effective rate for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017
Federal statutory rate	21.0%	21.0%
State taxes, net of federal tax benefit	36.9	6.6
Permanent differences	(3.8)	-
Other	(9.4)	-
Change in valuation allowance and deferred rate change, net	2.0	(27.6)
Effective tax rate	46.7%	-%

The components of the Company’s deferred tax asset as of December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
Net operating loss carryforwards	$51,498,000	$62,216,000
Other Deferred tax assets, net	1,092,000	2,415,000
Subtotal	52,590,000	64,631,000
Valuation allowance	(52,590,000)	(64,631,000)
Total deferred tax asset	$-	$-

The evaluation of the realizability of such deferred tax assets in future periods is made based upon a variety of factors that affect the Company’s ability to generate future taxable income, such as intent and ability to sell assets and historical and projected operating performance. At this time, the Company has established a valuation reserve for all of its deferred tax assets. Such tax assets are available to be recognized and benefit future periods. As of December 31, 2018, the Company had net operating losses of approximately $229.7 million of which $222.2 million, if unused, will expire starting in 2023 through 2037. The Federal net operating loss generated for the year ended December 31, 2018 of approximately $7.5 million can be carried forward indefinitely. However, the deduction for net operating losses incurred in tax years beginning after January 1, 2018 is limited to 80% of annual taxable income

During 2018, 2017 and in prior years, the Company performed analyses to determine if there were changes in ownership, as defined by Section 382 of the Internal Revenue Code that would limit its ability to utilize certain net operating loss and tax credit carry forwards. The Company determined that it experienced ownership changes, as defined by Section 382, in connection with certain common stock offerings in July 2011, February 2013, June 2013, June 2015, February 2017, June 2017, October 2017 and August 2018. As a result, the utilization of the Company’s federal tax net operating loss carry forwards generated prior to the ownership changes are limited. As of December 31, 2018, the Company has net operating loss carry forwards for U.S. federal and state tax purposes of approximately $233 million, before excluding net operating losses that have been limited as a result of Section 382 limitations. The annual limitation due to Section 382 for net operating loss carry forward utilization is approximately $4.2 million per year for approximately $90 million in net operating loss carry forwards existing at the ownership change occurring in July 2011, approximately $1.4 million per year for approximately $34 million of additional net operating losses occurring from July 2011 to the ownership change that occurred in February 2013, approximately $1.5 million per year for approximately $4 million of additional net operating losses occurring from February 2013 to the ownership change that occurred in June 2013, approximately $1.6 million per year for approximately $40 million of additional net operating losses occurring from June 2013 to the ownership change that occurred in June 2015, approximately $0.3 million per year for approximately $35 million of additional net operating losses occurring from June 2015 to the ownership change that occurred in February 2017, approximately $0.3 million per year for approximately $7 million of additional net operating losses occurring from February 2017 to the ownership change that occurred in June 2017, approximately $0.8 million per year for approximately $5 million of additional net operating losses occurring from June 2017 to the ownership change that occurred in October 2017, and approximately $1.5 million per year for approximately $30 million of additional net operating losses occurring from October 2017 to the ownership change that occurred in August 2018. The utilization of these net operating loss carry forwards may be further limited if the Company experiences future ownership changes as defined in Section 382 of the Internal Revenue Code.

Sale of New Jersey Net Operating Losses

The Company received approval to sell a portion of the Company’s New Jersey NOLs as part of the Technology Business Tax Certificate Program sponsored by The New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused NOLs and unused research and development credits are allowed to sell these benefits to other companies. In December 2018, the Company received cash proceeds of $10.4 million from the sale of NOLs. Such proceeds are reflected as a tax benefit for the year ended December 31, 2018.

10. STOCKHOLDERS’ EQUITY

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

Reverse Stock Split

On May 26, 2017, the Company effected a 14-for-1 reverse stock split of its common stock which was made effective for trading purposes as of the commencement of trading on May 30, 2017. As of that date, each 14 shares of issued and outstanding common stock and equivalents was consolidated into one share of common stock. All shares have been restated to reflect the effects of the 14 -for- 1 reverse stock split. In addition, at the market open on May 30, 2017, the Company’s common stock started trading under a new CUSIP number 15117N503 although the Company’s ticker symbol, CLSN, remained unchanged.

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

Pursuant to the terms of the Underwriting Agreement, the Underwriter agreed to purchase the Shares and related Investor Warrants from the Company at a price of $2.325 per share and related Investor Warrants. Each Investor Warrant is exercisable six months from the date of issuance. The Investor Warrants have an exercise price of $3.00 per whole share and expire five years from the date first exercisable. On October 26, 2018, the Company and the holders of the Investor Warrants entered into Warrant Exchange Agreements (the “Exchange Agreements”) whereby each of the holders of the Investor Warrants elected to surrender Investor Warrants, representing 1,320,000 shares of Common Stock collectively. In exchange for the surrender of the Investor Warrants, these holders received 820,714 shares of Common Stock. In connection with this exchange and the exchange discussed below with 321,428 warrants from the February 14, 2017 Public Offering, the Company incurred approximately $130,000 of broker and legal fees which are presented as a component of stockholders equity.

The Company received $6.6 million of gross proceeds from the sale of the Shares and Investor Warrant. This Offering was made pursuant to the Company’s effective shelf registration statement on Form S- 3 (File No. 333 - 206789) filed with the Securities and Exchange Commission on September 4, 2015, and declared effective on September 25, 2015, including the base prospectus dated September 25, 2017 included therein and the related prospectus supplement. The Company also issued to the Underwriter warrants to purchase up to 66,000 shares of the Company’s common stock, such issuance being exempt from registration pursuant to Section 4 (a)(2) of the Securities Act. Each Underwriter warrant is exercisable six months from the date of issuance, have an exercise price of $2.87 per whole share, and expire five years from the date first exercisable.

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

Concurrently with the exchange agreements associated with the Investor Warrants discussed above on October 26, 2018, the Company and certain holders of the Series AA Warrants entered into Exchange Agreements whereby certain holders of the Series AA Warrants elected to surrender their Series AA Warrants, representing 321,428 shares of Common Stock collectively. In exchange for the surrender of their Series AA Warrants, these holders received 160,414 shares of Common Stock. Collectively the Company incurred broker and legal fees of approximately $0.1 million associated with the Exchange Agreements and recorded these as costs of equity financing and charged against additional paid-in capital.

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

There are no trading volume requirements or restrictions under the Purchase Agreement, and the Company will control the timing and amount of sales of the Company’s common stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company but is obligated to make purchases from the Company as directed by the Company in accordance with the Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future funding, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 164,835 shares of the Company’s common stock (the “Commitment Shares”). The Company’s policy is to record specific incremental costs directly attributable to an offering as a charge against the gross proceeds, if any, when the offering becomes effective. These Commitment Shares valued at $450,000 were recorded in September 2018 as costs of equity financing and charged against additional paid-in capital. The Aspire Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of the Company’s common stock during any time prior to the termination of the Purchase Agreement. Any proceeds from the Company receives under the Aspire Purchase Agreement are expected to be used for working capital and general corporate purposes. During 2018 and as of December 31, 2018, the Company sold and issued an aggregate of 100,000 shares under the Purchase Agreement, receiving approximately $0.2 million. During 2019 and as of March 28, 2019, the Company sold and issued an aggregate of 600,000 shares under the Purchase Agreement, receiving approximately $1.3 million.

Capital on DemandTM Sales Agreement

On December 4, 2018, the Company entered into a Capital on DemandTM Sales Agreement (the “Capital on Demand Agreement”) with JonesTrading Institutional Services LLC, as sales agent (“JonesTrading”), pursuant to which the Company may offer and sell, from time to time, through JonesTrading shares of Common Stock having an aggregate offering price of up to $16.0 million. The Company intends to use the net proceeds from the offering, if any, for general corporate purposes, including research and development activities, capital expenditures and working capital.

The Company is not obligated to sell any Common Stock under the Capital on Demand Agreement and, subject to the terms and conditions of the Capital on Demand Agreement, JonesTrading will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The NASDAQ Capital Market, to sell Common Stock from time to time based upon Celsion’s instructions, including any price, time or size limits or other customary parameters or conditions the Company may impose. Under the Capital on Demand Agreement, JonesTrading may sell Common Stock by any method deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended.

The Capital on Demand Agreement will terminate upon the earlier of (i) the sale of all shares of our common stock subject to the Sales Agreement, and (ii) the termination of the Capital on Demand Agreement by JonesTrading or Celsion. The Capital on Demand Agreement may be terminated by JonesTrading or the Company at any time upon 10 days’ notice to the other party, or by JonesTrading at any time in certain circumstances, including the occurrence of a material adverse change in the Company.

The Company will pay JonesTrading a commission of 3.0% of the aggregate gross proceeds from each sale of Common Stock and has agreed to provide JonesTrading with customary indemnification and contribution rights.

The Shares will be issued pursuant to Celsion’s previously filed and effective Registration Statement on Form S-3 (File No. 333-227236), the base prospectus dated October 12, 2018, filed as part of such Registration Statement, and the prospectus supplement dated December 4, 2018, filed by Celsion with the Securities and Exchange Commission. The Company did not sell any shares under the Capital on Demand Agreement as of December 31, 2018. During 2019 and as of March 28, 2019, the Company sold and issued an aggregate of 122,186 shares under the Capital on Demand Agreement, receiving approximately $0.3 million.

Controlled Equity Offering

On February 1, 2013, the Company entered into a Controlled Equity Offering SM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which Celsion could offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (the “ATM Shares”) pursuant to the 2015 Shelf Registration Statement. Under the ATM Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Capital Market, on any other existing trading market for our common stock or to or through a market maker. On October 10, 2018, the Company delivered notice to Cantor terminating the ATM effective as of October 20, 2018. The Company has no further obligations under the Sales Agreement. During 2018, the Company received approximately $1.2 million in proceeds from the sale of 457,070 shares of common stock under the ATM Agreement and during 2017, it received approximately $3.9 million in proceeds from the sale of 1,221,348 shares of common stock under the ATM Agreement. From February 1, 2013 through September 30, 2018, the Company sold and issued an aggregate of 1,784,396 shares of common stock under the ATM Agreement, receiving approximately $12.8 million in gross proceeds.

11. STOCK-BASED COMPENSATION

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

As of December 31, 2018, there were a total of 3,399,893 shares of Celsion common stock reserved for issuance under the 2018 Plan, which were comprised of 3,064,741 shares of Celsion common stock subject to equity awards previously granted under the 2018 Plan and 2007 Plan and 335,152 shares of Celsion common stock available for future issuance under the 2018 Plan. As of December 31, 2018, there were a total of 106,502 of Celsion common stock subject to outstanding inducement awards.

Total compensation cost charged related to stock options and restricted stock awards amounted to $4.6 million and $1.1 million during 2018 and 2017, respectively as was recognized in operating expenses. As of December 31, 2018, there was $1.8 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 0.9 years. The weighted average grant date fair values of the stock options granted during 2018 and 2017 was $2.36 and 2.32, respectively.

A summary of stock option awards as of December 31, 2018 and changes during the two-year period ended December 31, 2018 is presented below:

Stock Options	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	211,213	$61.59
Granted	535,964	$2.69
Canceled or expired	(43,735)	$164.12
Outstanding at December 31, 2017	703,442	$10.34
Granted	2,629,004	$2.26
Canceled or expired	(183,703)	$25.96
Outstanding at December 31, 2018	3,148,743	$2.67	9.2	$-

Exercisable at December 31, 2018	1,689,902	$2.97	9.1	$-

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2018 and changes during the two year period ended December 31, 2018, is presented below:

Restricted Stock	Number Outstanding	Weighted Average Grant Date Fair Value
Non-vested stock awards outstanding at January 1, 2017	4,785	$37.42
Granted	(3,357)	$42.20
Vested and issued	(1,428)	$26.18
Non-vested stock awards outstanding at December 31, 2017	-	$-
Granted	35,000	$2.71
Vested and issued	(6,000)	$2.77
Forfeited	(6,500)	$2.64
Non-vested stock awards outstanding at December 31, 2018	22,500	$2.72

A summary of stock options outstanding at December 31, 2018 by price range is as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price

Up to $5.00	3,084,252	9.2	$2.34	1,625,807	9.2	$2.34
Above $5.00 to $81.90	64,491	7.0	$19.00	64,095	7.0	$19.00
	3,148,743			1,689,902

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

	Year Ended December 31,
	2018	2017
Risk-free interest rate	2.82 to 3.02%	2.21 to 2.32%
Expected volatility	99.9 - 102.12%	90.4 - 100.8%
Expected life (in years)	8.5 to 10	10
Expected dividend yield	0.0%	0.0%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. Starting in 2017, the Company made the election to account for forfeitures when they occur.

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

At December 31, 2018, the Company fair valued the earn-out milestone liability at $8.9 million and recognized a non-cash gain of $3.6 million during 2018 as a result of the change in the fair value of earn-out milestone liability of $12.5 million at December 31, 2017. Included in the non-cash gain during 2018, was the reduction of the liability by $3.9 million during the third quarter of 2017 related to the write down of one of the in-process research and development assets (see Note 5) as the Company believes there is a de minimis probability of the payout of the related earn-out milestone liabilities. The fair value of the remaining earn-out milestone liabilities at December 31, 2018 was based on the Company’s risk-adjusted assessment of each milestone (80%) utilizing a discount rate based on the estimated time to achieve the milestone (1.25 years).

At December 31, 2017, the Company fair valued the earn-out milestone liability at $12.5 million and recognized a non-cash gain of $0.6 million during 2017 as a result of the change in the fair value of earn-out milestone liability of $13.2 million at December 31, 2016. The non-cash gain during 2017 resulted from the reduction of the liability by $1.4 million during the third quarter of 2017 related to the partial write down of one of the in-process research and development assets (see Note 5) as the Company believes there is a reduced probability of the payout of the related earn-out milestone liabilities. The fair value of the remaining earn-out milestone liabilities at December 31, 2017 was based on the Company’s risk-adjusted assessment of each milestone (50% to 80%) utilizing a discount rate based on the estimated time to achieve the milestone (1.3 to 1.5 years).

The following is a summary of the changes in the earn-out milestone liability for 2017 and 2018:

Balance at January 1, 2017	$13,188,226
Non-cash gain from the adjustment for the change in fair value included in 2017 net loss	(649,701)
Balance at December 31, 2017	12,538,525
Non-cash gain from the adjustment for the change in fair value included in 2018 net loss	(3,630,861)
Balance at December 31, 2018	$8,907,664

13. WARRANTS

As more fully described in Notes 8 and 10, the Company completed a series of equity and debt financing transactions in 2018 and 2017 that included the issuance of warrants to purchase 190,114 and 9,231,628 shares, respectively, of the Company’s common stock. During 2018, the Company and certain investors holding warrants to collectively purchase 1.6 million shares of the Company’s common stock, which were received in the February 2017 Public Offering and the October 2017 Underwritten Offering, entered into warrant exchange agreements whereby the Company issued 820,714 shares of its common stock in exchange for the cancellation of the warrants. Investors exercised warrants to purchase 7,617,148 shares of common stock providing $22.0 million in gross proceeds to the Company during 2017. Warrants to purchase 13,927 and 44,037 shares of common stock expired during 2018 and 2017, respectively. After the warrant exchange, warrants outstanding totaled approximately 1.6 million with a weighted average exercise price of $5.75 per share as of December 31, 2018. Approximately 1.2 million of these outstanding warrants with a strike price of $6.20 per share will expire on April 4, 2019.

Following is a summary of all warrant activity for the two years ended December 31, 2018:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price
Warrants outstanding at January 1, 2017	1,487,958	$9.39
Warrants issued in connection with 2017 equity transactions	9,231,628	$3.46
Warrants exercised during 2017	(7,617,147)	$2.89
Warrants expired during 2017	(44,037)	$209.23
Warrants outstanding at December 31, 2017	3,058,402	$5.29
Warrants issued in connection with 2018 debt transaction	190,114	$2.63
Warrants cancelled in exchange for common stock	(1,641,427)	$3.04
Warrants expired during 2018	(13,927)	$226.24
Warrants outstanding and exercisable at December 31, 2018	1,593,162	$5.36

Aggregate intrinsic value of outstanding warrants at December 31, 2018	$-

Weighted average remaining contractual terms (years)	1.87

14. CELSION EMPLOYEE BENEFIT PLANS

Celsion maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees over the age of 21. Participating employees may defer a portion of their pretax earnings, up to the IRS annual contribution limit. The Company makes a matching contribution up to a maximum of 3% of an employee’s annual salary. The Company’s total matching contributions for the years ended December 31, 2018 and 2017 was $93,948 and $77,352 respectively. During 2018 and 2017, the Company also provided a discretionary contribution totaling $181,999 and $172,497, respectively, which represented 6% of each eligible participant’s annual salary in each of 2018 and 2017. These amounts were paid in January in each of the subsequent years.

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

The total number of shares issuable to Duke under these provisions is subject to adjustment in certain cases, and Duke has piggyback registration rights for public offerings taking place more than one year after the effective date of the license agreement. On January 31, 2003, the Company issued 253,691 shares of common stock to Duke University valued at $2.2 million as payment for milestone-based royalties under this license agreement. An amendment to the Duke license agreement contains certain development and regulatory milestones, and other performance requirements that the Company has met with respect to the use of the licensed technologies. The Company will be obligated to make royalty payments based on sales to Duke upon commercialization, until the last of the Duke patents expire. For the years ended December 31, 2018 and 2017, the Company has not incurred any expense under this agreement and will not incur any future liabilities until commercial sales commence.

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

On January 18, 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable research and development fee of $5 million to support our development of ThermoDox ® in mainland China, Hong Kong and Macau (the China territory). Following our announcement on January 31, 2013 that the HEAT study failed to meet its primary endpoint, Celsion and Hisun have agreed that the Technology Development Contract entered into on January 18, 2013 will remain in effect while the parties continue to collaborate and are evaluating the next steps in relation to ThermoDox ® , which include the sub-group analysis of patients in the Phase III HEAT Study for the hepatocellular carcinoma clinical indication and other activities to further the development of ThermoDox ® for the Greater China market. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will continue to be amortized over the 10 -year term of the agreement, until such time as the parties find a mutually acceptable path forward on the development of ThermoDox ® based on findings of the ongoing post-study analysis of the HEAT Study data.

On July 19, 2013, the Company and Hisun entered into a Memorandum of Understanding to pursue ongoing cooperation for the continued clinical development of ThermoDox® as well as the technology transfer relating to the commercial manufacture of ThermoDox® for the China territory. This expanded level of cooperation includes development of the next generation liposomal formulation with the goal of creating safer, more efficacious versions of marketed cancer chemotherapeutics.

Among the key provisions of the Celsion-Hisun Memorandum of Understanding are:

●	Hisun will provide the Company with internal resources necessary to complete the technology transfer of the Company’s proprietary manufacturing process and the production of registration batches for the China territory;

●	Hisun will coordinate with the Company around the clinical and regulatory approval activities for ThermoDox® as well as other liposomal formations with the CHINA FDA; and

●	Hisun will be granted a right of first offer for a commercial license to ThermoDox® for the sale and distribution of ThermoDox® in the China territory.

On August 8, 2016, we signed a Technology Transfer, Manufacturing and Commercial Supply Agreement (“GEN-1 Agreement”) with Hisun to pursue an expanded partnership for the technology transfer relating to the clinical and commercial manufacture and supply of GEN- 1, Celsion’s proprietary gene mediated, IL- 12 immunotherapy, for the greater China territory, with the option to expand into other countries in the rest of the world after all necessary regulatory approvals are in effect. The GEN- 1 Agreement will help to support supply for both ongoing and planned clinical studies in the U.S., and for potential future studies of GEN- 1 in China. GEN- 1 is currently being evaluated by Celsion in first line ovarian cancer patients.

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

The Company evaluated the Hisun arrangement in accordance with ASC 606 and determined that its performance obligations under the agreement include the non-exclusive, royalty-free license, research and development services to be provided by the Company, and its obligation to serve on a joint committee. The Company concluded that the license was not distinct since its value is closely tied to the ongoing research and development activities. As such, the license and the research and development services are be bundled as a single performance obligation. Since the provision of the license and research and development services are considered a single performance obligation, the $5,000,000 upfront payment is being recognized as revenue ratably through 2022.

17. COMMITMENTS

In July 2011, the Company executed a lease (the “Lease”) with Brandywine Operating Partnership, L.P. (Brandywine), a Delaware limited partnership for a 10,870 square foot premises located in Lawrenceville, New Jersey. In October 2011, the Company relocated its offices to Lawrenceville, New Jersey from Columbia, Maryland. The lease has a term of 66 months and provides for 6 months of rent free, with the first monthly rent payment of approximately $23,000 due and paid in April 2012. Also, as required by the Lease, the Company provided Brandywine with an irrevocable and unconditional standby letter of credit for $250,000, which the Company secured with an escrow deposit at its banking institution of this same amount. The standby letter of credit was reduced by $50,000 on each of the 19th, 31st and 43rd months from the initial term, and the remaining $100,000 amount was reduced when the Lease term expired in April 2017. In late 2015, Lenox Drive Office Park LLC, purchased the real estate and office building and assumed the lease. This lease was set to expire on April 30, 2017. In April 2017, the Company and the landlord amended the Lease effective May 1, 2017. The Lease amendment extended the term of the agreement for an additional 64 months, reduced the premises to 7,565 square feet, reduced the monthly rent and provided four months free rent. On February 1, 2019, we amended the current terms of the lease to increase the size of the premises by 2,285 square feet to 9,850 square feet and also extended the lease term by one year to September 1, 2023. In conjunction with the February 1, 2019 lease amendment, we agreed to modify our one-time option to cancel the lease as of the 36th month after the May 1, 2017 lease commencement date. The monthly rent will range from approximately $18,900 in the first year to approximately $20,500 in the final year of the amendment. The Company also has a one-time option to cancel the lease as of the 24th month after the commencement date of the Lease amendment.

In connection with the EGEN Asset Purchase Agreement in June 2014, the Company assumed the existing lease with another landlord for an 11,500 square foot premises located in Huntsville Alabama. This lease has a remaining term of one month with rent a payment of approximately $23,200 per month. In January 2018, the Company and this landlord entered into a new 60 -month lease which reduced the premises to 9,049 square feet with rent payments of approximately $18,100 per month.

The Company paid $457,321 and $502,716 in connection with these leases in 2018 and 2017, respectively. Following is a summary of the future minimum payments required under leases that have initial or remaining lease terms of one year or more as of December 31, 2018:

For the year ending December 31:	Operating Leases

2019	$450,430
2020	454,213
2021	457,995
2022	379,823
18,098
Total minimum lease payments	$1,760,559

18. SUBSEQUENT EVENTS

On March 28, 2019, the Company and EGWU, Inc, entered into an amendment to the Asset Purchase Agreement discussed in Note 5 (the “Amended Asset Purchase Agreement”). Pursuant to the Amended Asset Purchase Agreement, payment of the earnout milestone liability related to the Ovarian Cancer Indication of $12.4 million has been modified. The Company has the option to make the payment as follows:

a)	$7.0 million in cash within 10 business days of achieving the milestone; or

b)	$12.4 million in cash, common stock of the Company, or a combination of either, within one year of achieving the milestone.

The Company will provide EGWU, Inc. 200,000 warrants to purchase common stock at a strike price of $0.01 per warrant share as consideration for entering into this agreement. The Company will record this transaction in the first quarter of 2019.

