Form 10-Q
period 2019-03-31
Celsion CORP
filed 2019-05-15
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	CLSN	NASDAQ Capital Market

As of May 14, 2019, the Registrant had 20,482,720 shares of common stock, $0.01 par value per share, outstanding.

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

ii

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

	March 31, 2019 (Unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$3,575,590	$13,353,543
Investment securities - available for sale, at fair value	20,166,768	14,257,998
Accrued interest receivable on investment securities	78,070	68,309
Advances and deposits on clinical programs and other current assets	1,040,600	451,293
Total current assets	24,861,028	28,131,143

Property and equipment (at cost, less accumulated depreciation and amortization of $2,998,600 and $2,968,259, respectively)	299,448	184,627

Other assets:
In-process research and development, net	15,736,491	15,736,491
Goodwill	1,976,101	1,976,101
Other intangible assets, net	511,463	568,292
Operating lease right-of-use assets, net	1,695,931	─
Deposits and other assets	315,490	258,933
Total other assets	20,235,476	18,539,817

Total assets	$45,395,952	$46,855,587

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

(Continued)

	March 31, 2019 (Unaudited)	December 31, 2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable ─ trade	$2,585,591	$3,020,638
Other accrued liabilities	2,462,965	2,585,898
Operating lease liability – current portion	344,721	─
Deferred revenue - current portion	500,000	500,000
Total current liabilities	5,893,277	6,106,536

Earn-out milestone liability	5,777,664	8,907,664
Note Payable, net of deferred financing costs	9,514,495	9,417,037
Operating lease liability – non-current portion	1,438,914	─
Deferred revenue - non-current portion	1,375,000	1,500,000
Other liabilities - non-current	─	63,278
Total liabilities	23,999,350	25,994,515

Commitments and contingencies	─	─

Stockholders’ equity:

Preferred Stock - $0.01 par value (100,000 shares authorized, and no shares issued or outstanding at March 31, 2019 and December 31, 2018)	─	─

Common stock - $0.01 par value (112,500,000 shares authorized; 19,662,354 and 18,832,168 shares issued at March 31, 2019 and December 31, 2018, respectively, and 19,662,020 and 18,831,834 shares outstanding at March 31, 2019 and December 31, 2018, respectively)	196,624	188,322
Additional paid-in capital	297,231,041	294,393,313
Accumulated other comprehensive gain	86,824	29,872
Accumulated deficit	(276,032,699)	(273,665,247)
Total stockholders’ equity before treasury stock	21,481,790	20,946,260

Treasury stock, at cost (334 shares March 31, 2019 and December 31, 2018)	(85,188)	(85,188)
Total stockholders’ equity	21,396,602	20,861,072

Total liabilities and stockholders’ equity	$45,395,952	$46,855,587

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Technology development and licensing revenue	$125,000	$125,000

Operating expenses:
Research and development	2,767,659	2,741,076
General and administrative	2,217,864	1,665,028
Total operating expenses	4,985,523	4,406,104

Loss from operations	(4,860,523)	(4,281,104)

Other income (expense):
Gain (loss) from change in valuation of earn-out milestone liability	3,130,000	(270,195)
Fair value of warrants issued in connection with amendment to modify GEN-1 earn-out milestone payments	(400,000)	-
Investment income	113,791	73,724
Interest expense	(350,747)	-
Other income	27	580
Total other income (expense), net	2,493,071	(195,891)

Net loss	$(2,367,452)	$(4,476,995)

Net loss per common share
Basic and diluted	$(0.12)	$(0.25)

Weighted average shares outstanding
Basic and diluted	19,104,785	17,683,847

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Other comprehensive (loss) gain

Changes in:
Reclassification of realized gain on investment securities recognized in investment income, net	$(9,381)	$-
Unrealized gain (loss) on investment securities	66,333	(23,250)

Change in unrealized gain on available for sale securities	56,952	(23,250)

Net loss	(2,367,452)	(4,476,995)

Comprehensive loss	$(2,310,500)	$(4,500,245)

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2019	2018
Cash flows from operating activities:

Net loss	$(2,367,452)	$(4,476,995)

Non-cash items included in net loss:
Depreciation and amortization	188,806	87,171
Change in fair value of earn-out milestone liability	(3,130,000)	270,195
Fair value of warrants issued in connection with amendment to modify the GEN-1 earn-out milestone payments	400,000	-
Recognition of deferred revenue	(125,000)	(125,000)
Stock-based compensation costs	691,145	153,668
Shares issued in exchange for services	-	15,840
Amortization of deferred finance charges and debt discount associated with notes payable	97,458	-
Change in deferred rent liability	-	(1,478)
Net changes in:
Accrued interest on investment securities	(9,761)	(12,752)
Advances, deposits and other current assets	(645,864)	-
Accounts payable and accrued liabilities	(635,190)	(565,945)
Net cash (used in) operating activities:	(5,535,858)	(4,655,296)

Cash flows from investing activities:
Purchases of investment securities	(11,251,818)	(5,710,392)
Proceeds from sale and maturity of investment securities	5,400,000	-
Purchases of property and equipment	(145,162)	(29,637)
Net cash (used in) provided by investing activities	(5,996,980)	(5,740,029)

Cash flows from financing activities:
Proceeds from sale of common stock equity, net of issuance costs	1,754,885	1,236,584
Net cash provided by financing activities	1,754,885	1,236,584

Decrease increase in cash and cash equivalents	(9,777,953)	(9,158,741)
Cash and cash equivalents at beginning of period	13,353,543	11,444,055
Cash and cash equivalents at end of period	$3,575,590	$2,285,314

Supplemental disclosures of cash flow information:
Interest paid	$253,289	$-

Non-cash financing and investing activities
Fair value of warrants issued in connection with amendment to modify the GEN-1 earn-out milestone payments	$400,000	$-

Realized and unrealized gains and losses, net, on investment securities	$56,952	$(23,250)

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2019

	Common Stock Outstanding		Additional Paid in	Treasury Stock		Accum. Other Compr.	Accumulated
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Total

Balance at January 1, 2019	18,831,834	$188,322	$294,393,313	334	$(85,188)	$29,872	$(273,665,247)	$20,861,072
Net loss	-	-	-	-	-	-	(2,367,452)	(2,367,452)
Sale of equity through equity financing facilities	822,186	8,222	1,746,663	-	-	-	-	1,754,885
Common stock warrants issued in connection with amendment to modify GEN-1 earn-out milestone payments	-	-	400,000	-	-	-	-	400,000
Realized and unrealized gains and losses, net, on investments securities	-	-	-	-	-	56,952	-	56,952
Stock-based compensation expense	-	-	691,145	-	-	-	-	691,145
Issuance of restricted stock	8,000	80	(80)	-	-	-	-	-
Balance at March 31, 2019	19,662,020	$196,624	$297,231,041	334	$(85,188)	$86,824	$(276,032,699)	$21,396,602

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (continued)

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2018

	Common Stock Outstanding		Additional Paid in	Treasury Stock		Accum. Other Compr.	Accumulated
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Total

Balance at January 1, 2018	17,276,965	$172,772	$288,408,976	334	$(85,188)	$(10,164)	$(261,781,888)	$26,704,508
Net loss	-	-	-	-	-	-	(4,476,995)	(4,476,995)
Sale of equity through ATM purchase agreement	457,070	4,571	1,232,013	-	-	-	-	1,236,584
Realized and unrealized gains and losses, net, on investments securities	-	-	-	-	-	(23,250)	-	(23,250)
Stock-based compensation expense	-	-	153,668	-	-	-	-	153,668
Issuance of restricted stock	6,000	60	15,780	-	-	-	-	15,840
Balance at March 31, 2018	17,740,035	$177,403	$289,810,437	334	$(85,188)	$(33,414)	$(266,258,883)	$23,610,355

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

Note 1. Business Description

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

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Celsion Corporation and its wholly owned subsidiary CLSN Laboratories, Inc, have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All intercompany balances and transactions have been eliminated in consolidation. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission (SEC) on March 29, 2019.

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

Note 3. Financial Condition and Business Plan

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the U.S. Food and Drug Administration. We have not generated significant revenue and have incurred significant net losses in each year since our inception. We have incurred approximately $276 million of cumulative net losses. As of March 31, 2019, we had approximately $23.8 million in cash, investment securities and interest receivable. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

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

The Company has based its estimate on assumptions that may prove to be wrong. The Company may need to obtain additional funds sooner or in greater amounts than it currently anticipates. Potential sources of financing include strategic relationships, public or private sales of the Company’s shares or debt, the sale of the Company’s State of New Jersey net operating losses and other sources. If the Company raises funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of existing stockholders may be diluted.

Annually, the State of New Jersey enables approved technology and biotechnology businesses with New Jersey net operating tax losses the opportunity to sell these losses through the Technology Business Tax Certificate Program (the “NOL Program”), thereby providing cash to companies to help fund their operations. The Company determined it met the eligibility requirements of the NOL Program for 2018 and filed its application with the New Jersey Economic Development Authority (NJEDA) in June 2018. In this application, the Company requested authorization of up to $12.5 million in tax benefits from its cumulative New Jersey net operating losses to be eligible for sale. In September 2018, the NJEDA notified the Company that its application received approval under the NOL Program for 2018, and after receiving approval from the NJEDA to transfer $11.1 million of tax benefits in December 2018, the Company successfully transferred these approved tax benefits which resulted in receipt of $10.4 million in net cash proceeds to the Company at the end of 2018. The Company has approximately $3.9 million in future tax benefits remaining under the NOL Program for future years and it expects to file an application under the NOL Program in June 2019.

With $23.8 million in cash, investment securities and interest receivable at March 31, 2019 coupled with future sales of the Company’s New Jersey NOL’s, the Company believes it has sufficient capital resources to fund its operations into the fourth quarter of 2020. The Company will be required to obtain additional funding to continue development of its current product candidates within the anticipated time periods, if at all, and to continue to fund operations. As more fully discussed in Note 11, the Company has approximately $28.6 million available collectively for future sale of equity securities under a common stock purchase agreement with Aspire Capital Fund, LLC and a common stock sales agreement with JonesTrading Institutional Services LLC as of March 31, 2019.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases” - Topic 842 (ASC Topic 842), which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update became effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period. The FASB subsequently issued the following amendments to ASC Topic 842, which have the same effective date and transition date of January 1, 2019:

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

We adopted Topic ASC 842 effective January 1, 2019 and elected to apply the available practical expedients and implement internal controls to enable the preparation of financial information on adoption. We identified two of our leases consisting of the New Jersey corporate office lease and the Alabama lab facility lease as being subject to Topic ASC 842. The adoption of this standard resulted in the recognition of right-of-use assets of approximately $1.4 million, related operating lease liabilities of $1.5 million and reduced other liabilities by approximately $0.1 million on the consolidated balance sheets as of January 1, 2019 with no material impact to the opening balance of retained earnings. See Note 15 for further discussions regarding the adoption of ASC Topic 842.

In August 2018, the SEC issued a final rule to simplify certain disclosure requirements. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. In August and September 2018, further amendments were issued to provide implementation guidance on adoption of the SEC rule and transition guidance for the new interim stockholders’ equity disclosure. We adopted this amended guidance in the first quarter of 2019. The adoption of this amended guidance resulted in us disclosing the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ending March 31, 2019 and 2018.

In January 2017, the FASB issued Accounting Standard Update No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The adoption of ASU 2017-01 did not have an impact on our financial statement or disclosures.

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

The total number of shares of common stock issuable upon exercise of warrants, stock option grants and equity awards were 5,412,554 shares for the three-month period ended March 31, 2019. Warrants with an exercise price of $0.01 (as more fully described in Note 13 of these financial statements) exercisable for 200,000 shares of common stock was considered issued in calculating basic loss per share. For the three-month period ended March 31, 2019, diluted loss per common share was the same as basic loss per common share as the other 5,212,554 warrants and equity awards that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive.

The total number of shares of common stock issuable upon exercise of warrants and equity awards was 3,655,643 shares for the three-month period ended March 31, 2018. For the three month period ended March 31, 2018, diluted loss per common share was the same as basic loss per common share as all options and all warrants that were exercisable into shares of the Company’s common stock were excluded from the calculation of diluted earnings attributable to common shareholders per common share as their effect would have been anti-dilutive.

The Company did not pay any dividends during the three-month periods ended March 31, 2019 and 2018.

Note 6. Fair Value of Financial Instruments

Short-term investments available for sale were approximately $20.2 million and $14.3 million as of March 31, 2019 and December 31, 2018, respectively, consist of corporate debt securities. These investments are valued at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in accumulated other comprehensive loss.

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

A summary of the cost, fair value and maturities of the Company’s short-term investments is as follows:

	March 31, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Short-term investments
Corporate debt securities	$20,079,944	$20,166,768	$14,228,126	$14,257,998
Total	$20,079,944	$20,166,768	$14,228,126	$14,257,998

	March 31, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Short-term investment maturities
Within 3 months	$6,452,955	$6,489,330	$5,383,488	$5,393,743
Between 3-12 months	13,626,989	13,677,438	8,844,638	8,864,255
Total	$20,079,944	$20,166,768	$14,228,126	$14,257,998

The following table shows the Company’s investment securities gross unrealized gains (losses) and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018. The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	March 31, 2019		December 31, 2018
Available for sale securities (all unrealized holding gains and losses are less than 12 months at date of measurement)	Fair Value	Unrealized Holding Gains (Losses)	Fair Value	Unrealized Holding Gains (Losses)

Investments with unrealized gains	$17,855,744	$87,311	$7,515,676	$38,068
Investments with unrealized losses	2,311,024	(487)	6,742,322	(8,196)
Total	$20,166,768	$86,824	$14,257,998	$29,872

Investment income, which includes net realized losses on sales of available for sale securities and investment income interest and dividends, is summarized as follows:

	Three Months Ended March 31,
	2019	2018
Interest and dividends accrued and paid	$104,410	$69,289
Realized gains	9,381	4,435
Investment income, net	$113,791	$73,724

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

Cash and cash equivalents, other current assets, accounts payable and other accrued liabilities are reflected in the condensed consolidated balance sheet at their approximate estimated fair values primarily due to their short-term nature. The fair values of securities available for sale is determined by relying on the securities’ relationship to other benchmark quoted securities and classified its investments as Level 2 items in both 2019 and 2018. There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 thus far in 2019 and during the year ended December 31, 2018. The changes in Level 3 liabilities were the result of changes in the fair value of the earn-out milestone liability included in earnings and in-process R&D. The earnout milestone liability is valued using a risk-adjusted assessment of the probability of payment of each milestone, discounted to present value using an estimated time to achieve the milestone (see Note 13 for significant unobservable inputs). The in-process R&D – GBM is valued using a multi-period excess earnings method (see note 8 for significant unobservable inputs).

Assets and liabilities measured at fair value are summarized below:

	Total Fair Value		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:

Recurring items as of March 31, 2019
Corporate debt securities, available for sale	$20,166,678	$	─		$20,166,678	$	─

Recurring items as of December 31, 2018
Corporate debt securities, available for sale	$14,257,998	$	─		$14,257,998	$	─

Liabilities:

Recurring items as of March 31, 2019
Earn-out milestone liability (Note 13)	$5,777,664	$	─	$	─		$5,777,664

Recurring items as of December 31, 2018
Earn-out milestone liability (Note 13)	$8,907,664	$	─	$	─		$8,907,664

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

At the time of the acquisition, the total purchase price for the asset acquisition was up to $44.4 million, including potential future earnout payments of up to $30.4 million contingent upon achievement of certain earnout milestones set forth in the Asset Purchase Agreement. We paid approximately $3.0 million in cash after the expense adjustment and issued 241,590 shares of our common stock to EGEN. The shares of common stock were issued in a private transaction exempt from registration under the Securities Act, pursuant to Section 4 (2) thereof.

Acquired In-process Research and Development

Acquired in-process research and development (IPR&D) consists of EGEN’s drug technology platforms: TheraPlas and TheraSilence. The fair value of the IPR&D drug technology platforms was estimated to be $24.2 million as of the acquisition date. As of the closing of the acquisition, the IPR&D was considered indefinite lived intangible assets and will not be amortized. IPR&D is reviewed for impairment at least annually as of our third quarter ended September 30, and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. On December 31, 2016, the Company determined one of its IPR&D assets related to its RNA delivery system was impaired and wrote off its fair value, incurring a non-cash charge of $1.4 million during 2016. During its annual assessments on September 30, 2017 and 2018, the Company determined its IPR&D asset related to its glioblastoma multiforme cancer (GBM) product candidate, originally fair valued at $9.4 million on the date of acquisition, was impaired and wrote this asset’s carrying value down to $2.4 million collectively after those two assessments, incurring non-cash charges of $2.5 million and $4.5 million during 2017 and 2018, respectively. On September 30, 2018 and 2017, the Company evaluated its IPR&D of the ovarian cancer indication and concluded that it is not more likely than not that the asset is impaired. As no other indicators of impairment existed during the fourth quarter of 2018 and thus far in 2019, the Company concluded none of the other IPR&D assets were impaired at December 31, 2018 and March 31, 2019. The carrying amount of the ovarian cancer indication was $13.3 million at March 31, 2019.

Covenants Not To Compete

Pursuant to the EGEN Purchase Agreement, EGEN provided certain covenants (“Covenant Not To Compete”) to the Company whereby EGEN agreed, during the period ending on the seventh anniversary of the closing date of the acquisition on June 20, 2014, not to enter into any business, directly or indirectly, which competes with the business of the Company nor will it contact, solicit or approach any of the employees of the Company for purposes of offering employment. The Covenant Not to Compete, which was valued at approximately $1.6 million at the date of the EGEN asset acquisition, has a definitive life and is amortized on a straight-line basis over its life of 7 years. The Company recognized amortization expense of $56,829 in each of the three-month periods ended March 31, 2019 and 2018. The carrying value of the Covenant Not to Compete was $511,463, net of $1,079,751, as of March 31, 2019 and $568,292, net of $1,022,922 accumulated amortization, as of December 31, 2018.

Following is a schedule of future amortization amounts during the remaining life of the Covenant Not to Compete.

Year Ended March 31,
2020	$227,316
2021	227,316
2022	56,831
Total	$511,463

Goodwill

The purchase price exceeded the estimated fair value of the net assets acquired by approximately $2.0 million which was recorded as Goodwill. Goodwill represents the difference between the total purchase price for the net assets purchased from EGEN and the aggregate fair values of tangible and intangible assets acquired, less liabilities assumed. Goodwill is reviewed for impairment at least annually as of our third quarter ended September 30 or sooner if we believe indicators of impairment exist. As of September 30, 2018, we concluded that the Company’s fair value exceeded its carrying value therefore “it is not more likely than not” that the Goodwill was impaired. As no other indicators of impairment existed during the fourth quarter of 2018 and thus far in 2019, the Company concluded it is “not more likely than not” Goodwill was impaired.

Following is a summary of the net fair value of the assets acquired in the EGEN asset acquisition for the three-month periods ended March 31, 2019 and 2018:

	IPR&D	Goodwill	Covenant Not To Compete
For the three months ended March 31, 2019
Balance at January 1, 2019, net	$15,736,491	1,976,101	568,292
Amortization	-	-	(56,829)
Balance at March 31, 2019, net	15,736,491	1,976,101	511,463
For the three months ended March 31, 2018
Balance at January 1, 2018, net	$20,246,491	1,976,101	795,608
Amortization	-	-	(56,829)
Balance at March 31, 2018, net	20,246,491	1,976,101	738,779

Note 9. Accrued Liabilities

Other accrued liabilities at March 31, 2019 and December 31, 2018 include the following:

	March 31, 2019 (Unaudited)	December 31, 2018
Amounts due to contract research organizations and other contractual agreements	$1,316,545	$749,369
Accrued payroll and related benefits	803,706	1,592,590
Accrued professional fees	323,304	198,654
Other	19,410	45,285
Total	$2,462,965	$2,585,898

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

The obligations under the Horizon Credit Agreement are secured by a first-priority security interest in substantially all assets of Celsion other than intellectual property assets. The obligations will bear interest at a rate calculated based on one-month LIBOR plus 7.625%. The effective interest rate at December 31, 2018 was 9.98%. Payments under the loan agreement are interest only for the first twenty-four (24) months after loan closing, followed by a 24-month amortization period of principal and interest through the scheduled maturity date. At its option, the Company can prepay all the outstanding principal balance by prepaying the outstanding principal balance and an amount equal to 1-3% of the outstanding principal balance at that time, based on the amount of time prior to the maturity date of the notes.

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

During the three-month period ending March 31, 2019, the Company incurred $253,289 in interest expense and amortized $97,458 respectively, as interest expense for debt discounts and end of term charges in connection with the Horizon Credit Agreement.

Following is a schedule of future principal payments, net of unamortized debt discounts and amortized end of term charges, due on the Horizon Credit Agreement:

As of March 31,
2020	$-
2021	3,333,333
2022	5,000,000
2023	1,666,667
2024 and thereafter	-
Subtotal of future principal payments	10,000,000
Unamortized debt issuance costs, net	(485,505)
$9,514,495

Note 11. Stockholders’ Equity

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

Aspire Purchase Agreement

On August 31, 2018, we entered into a common stock purchase agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock over the 24-month term of the Aspire Purchase Agreement. On October 12, 2018, the Company filed with the SEC a prospectus supplement to the 2018 Shelf Registration Statement registering all the shares of common stock that may be offered to Aspire Capital from time to time.

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

There are no trading volume requirements or restrictions under the Aspire Purchase Agreement, and the Company will control the timing and amount of sales of the Company’s common stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company but is obligated to make purchases from the Company as directed by the Company in accordance with the Aspire Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future funding, rights of first refusal, participation rights, penalties or liquidated damages in the Aspire Purchase Agreement. In consideration for entering into the Aspire Purchase Agreement, concurrently with the execution of the Aspire Purchase Agreement, the Company issued to Aspire Capital 164,835 shares of the Company’s common stock (the “Commitment Shares”). The Company’s policy is to record specific incremental costs directly attributable to an offering as a charge against the gross proceeds, if any, when the offering becomes effective. These Commitment Shares valued at $450,000 were recorded in September 2018 as costs of equity financing and charged against additional paid-in capital. The Aspire Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of the Company’s common stock during any time prior to the termination of the Aspire Purchase Agreement. Any proceeds from the Company receives under the Aspire Purchase Agreement are expected to be used for working capital and general corporate purposes. During 2018, the Company sold and issued an aggregate of 100,000 shares under the Aspire Purchase Agreement, receiving approximately $0.2 million. The Company sold and issued an aggregate of 600,000 shares under the Aspire Purchase Agreement, receiving approximately $1.3 million during the first three months of 2019. Subsequent to the date of the balance sheet and through May 14, 2019, the Company sold 700,000 shares under the Aspire Purchase Agreement, receiving approximately $1.5 million in additional gross proceeds. As of March 31, 2019, the Company has $12.9 million remaining under the Aspire Purchase Agreement.

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

The Company is not obligated to sell any common stock under the Capital on Demand Agreement and, subject to the terms and conditions of the Capital on Demand Agreement, JonesTrading will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The NASDAQ Capital Market, to sell common stock from time to time based upon the Company’s instructions, including any price, time or size limits or other customary parameters or conditions the Company may impose. Under the Capital on Demand Agreement, JonesTrading may sell common stock by any method deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended.

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

The Shares will be issued pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-227236), the base prospectus dated October 12, 2018, filed as part of such Registration Statement, and the prospectus supplement dated December 4, 2018, filed by Celsion with the Securities and Exchange Commission. The Company did not sell any shares under the Capital on Demand Agreement as of December 31, 2018. During the first three months of 2019 the Company sold and issued an aggregate of 122,186 shares under the Capital on Demand Agreement, receiving approximately $0.3 million. Subsequent to the date of the balance sheet and through May 14, 2019, the Company sold 120,700 shares under the Capital on Demand Agreement, receiving approximately $0.3 million in additional gross proceeds. As of March 31, 2019, the Company has $15.7 million remaining under the Capital on Demand Agreement.

Controlled Equity Offering

On February 1, 2013, the Company entered into a Controlled Equity Offering SM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which Celsion could offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (the “ATM Shares”) pursuant to the 2015 Shelf Registration Statement. Under the ATM Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Capital Market, on any other existing trading market for our common stock or to or through a market maker. On October 10, 2018, the Company delivered notice to Cantor terminating the ATM effective as of October 20, 2018. The Company has no further obligations under the Sales Agreement. From February 1, 2013 through the date of the termination of the ATM Agreement, the Company sold and issued an aggregate of 1,784,396 shares of common stock under the ATM Agreement, receiving approximately $12.8 million in gross proceeds. During the first three months of 2018, the Company received approximately $1.2 million in proceeds from the sale of 457,070 shares of common stock under the ATM Agreement.

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

On September 28, 2018, and again on February 19, 2019, the Compensation Committee of the Board of Directors approved the grant of (i) inducement stock options (the “Inducement Option Grants”) to purchase a total of 164,004 and 140,004 shares of Celsion common stock, respectively and (ii) inducement restricted stock awards (the “Inducement Stock Grants”) totaling 19,000 and 13,000 shares of Celsion common stock to five new employees collectively. Each award has a grant date of the date of grant. Each Inducement Option Grant has an exercise price per share equal to 2.77 and $2.18 which represents the closing price of Celsion’s common stock as reported by Nasdaq on September 28, 2018 and February 19, 2019, respectively. Each Inducement Option Grant will vest over three years, with one-third vesting on the one-year anniversary of the employee’s first day of employment with the Company and one-third vesting on the second and third anniversaries thereafter, subject to the new employee’s continued service relationship with the Company on each such date. Each Inducement Option Grant has a ten-year term and is subject to the terms and conditions of the applicable stock option agreement. Each of Inducement Stock Grant will vest on the one-year anniversary of the employee’s first day of employment with the Company and are subject to the new employee’s continued service relationship with the Company through such date and is subject to the terms and conditions of the applicable restricted stock agreement.

As of March 31, 2019, there were a total of 3,385,393 shares of Celsion common stock reserved for issuance under the 2018 Plan, which were comprised of 3,359,886 shares of Celsion common stock subject to equity awards previously granted under the 2018 Plan and 2007 Plan and 25,507 shares of Celsion common stock available for future issuance under the 2018 Plan. As of March 31, 2019, there were a total of 259,506 of Celsion common stock subject to outstanding inducement awards.

Total compensation cost related to stock options and restricted stock awards amounted to $691,145 and $169,508 for the three-month periods ended March 31, 2019, and 2018, respectively. Of these amounts, $240,387 and $52,322 was charged to research and development during the three-month periods ended March 31, 2019 and 2018, respectively, and $450,758 and $117,186 was charged to general and administrative expenses during the three-month periods ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, there was $1.9 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.0 years. The weighted average grant date fair values of the stock options granted during the three-month periods ended March 31, 2019 and 2018 was $1.90 and $2.27, respectively.

A summary of stock option awards and restricted stock grants for the three-months ended March 31, 2019 is presented below:

	Stock Options		Restricted Stock Awards		Weighted Average
	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Contractual Terms of Equity Awards (in years)
Equity awards outstanding at January 1, 2019	3,148,743	$2.67	22,500	$2.72

Equity awards granted	454,504	$2.18	13,000	$2.18

Vested and issued	-	$-	(8,000)	$2.60

Equity awards forfeited, cancelled or expired	(11,355)	$2.37	-	$-

Equity awards outstanding at March 31, 2019	3,591,892	$2.60	27,500	$2.50	9.1

Aggregate intrinsic value of outstanding equity awards at March 31, 2019	$-		$53,900

Equity awards exercisable at March 31, 2019	1,684,265	$2.97			9.3

Aggregate intrinsic value of equity awards exercisable at March 31, 2019	$-

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

	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.65%	2.82%
Expected volatility	101.3 -106.2%	99.9%
Expected life (in years)	7.5 - 9.3	10
Expected dividend yield	-%	-%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. The risk-free interest rate is derived from values assigned to U.S. Treasury bonds with terms that approximate the expected option lives in effect at the time of grant. Starting in 2017, the Company elected to account for any forfeitures when they occur.

Note 13. Earn-out Milestone Liability

The total aggregate purchase price for the EGEN asset acquisition included potential future Earn-out Payments contingent upon achievement of certain milestones. The difference between the aggregate $30.4 million in future Earn-out Payments and the $13.9 million included in the fair value of the acquisition consideration at June 20, 2014 was based on the Company’s risk-adjusted assessment of each milestone (10% to 67%) and utilizing a discount rate based on the estimated time to achieve the milestone (1.5 to 2.5 years). The earn-out milestone liability will be fair valued at the end of each quarter and any change in their value will be recognized in the financial statements.

On March 28, 2019, the Company and EGWU, Inc, entered into an amendment to the Asset Purchase Agreement discussed in Note 8 (the “Amended Asset Purchase Agreement”). Pursuant to the Amended Asset Purchase Agreement, payment of the earnout milestone liability related to the Ovarian Cancer Indication of $12.4 million has been modified. The Company has the option to make the payment as follows:

a)	$7.0 million in cash within 10 business days of achieving the milestone; or

b)	$12.4 million in cash, common stock of the Company, or a combination of either, within one year of achieving the milestone.

The Company provided EGWU, Inc. 200,000 warrants to purchase common stock at a strike price of $0.01 per warrant share as consideration for entering into this amended agreement. The warrants shares have no expiration and were fair valued at $2.00 using the closing price of a share of Celsion stock on the date of issuance offset by the exercise price and recorded as a non-cash expense in the income statement and were classified as equity on the balance sheet.

At December 31, 2018, the Company fair valued the earn-out milestone liability at $8.9 million. At March 31, 2019, the Company fair valued the earnout milestone liability at $5.8 million and recognized a non-cash benefit of $3.1 million during the three months ended March 31, 2019 as a result of the change in fair value of the earnout milestone liability at December 31, 2018. In assessing the earnout milestone liability at March 31, 2019, the Company the fair valued each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 80% and 20% probability for the $7.0 million and the $12.4 million payments, respectively.

As of March 31, 2018, and December 31, 2017, the Company fair valued these milestones at $12.8 million and $12.5 million, respectively, and recognized a non-cash charge of $270,195 during the three months ended March 31, 2018 as a result of the change in the fair value of these milestones from December 31, 2017.

The following is a summary of the changes in the earn-out milestone liability for 2018:

Balance at January 1, 2019	$(8,907,664)
Non-cash gain from the adjustment for the change in fair value	3,130,000
Balance at March 31, 2019	$(5,777,664)

The following is a schedule of the Company’s risk-adjustment assessment of each milestone:

Date	Risk-adjustment Assessment of achieving each Milestone	Discount Rate	Estimated Time to Achieve

March 31, 2019	80%	9%	1.00 to 2.00 years
December 31, 2018	80%	9%	1.25 years

March 31, 2018	35% to 80%	9%	1.08 to 1.25 years
December 31, 2017	35% to 80%	9%	1.33 to 1.50 years

Note 14. Warrants

Common Stock Warrants

Following is a summary of all warrant activity for the three months ended March 31, 2019:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price

Warrants outstanding at December 31, 2018	1,593,162	$5.36
Warrants issued during the three months ended March 31, 2019 (see Note 13)	200,000	$0.01

Warrants outstanding at March 31, 2019	1,793,162	$4.77

Aggregate intrinsic value of outstanding warrants at March 31, 2019	$390,000

Schedule of weighted average remaining contractual terms at March 31, 2019	Number of Warrants Issued	Weighted Average Exercise Price	Weighted Average Contractual Terms Remaining (in years)

Warrants provided to EGWU, Inc (Note 13)	200,000	$0.01	No expiration

Series DDD Warrants	1,166,250	$6.20	Expired on April 4, 2019

All other warrants outstanding	426,912	$3.08	6.0

Note 15. Leases

In July 2011, the Company executed a lease (the “Lease”) with Brandywine Operating Partnership, L.P. (Brandywine), a Delaware limited partnership for a 10,870 square foot premises located in Lawrenceville, New Jersey. In October 2011, the Company relocated its offices to Lawrenceville, New Jersey from Columbia, Maryland. The Lease had an initial term of 66 months. In late 2015, Lenox Drive Office Park LLC, purchased the real estate and office building and assumed the Lease. This Lease was set to expire on April 30, 2017. In April 2017, the Company and the landlord amended the Lease effective May 1, 2017. The 1st Lease Amendment extended the term of the agreement for an additional 64 months, reduced the premises to 7,565 square feet, reduced the monthly rent and provided four months free rent. The monthly rent ranged from approximately $18,900 in the first year to approximately $20,500 in the final year of the 1st Lease Amendment. The Company also had a one-time option to cancel the lease as of the 40th month after the commencement date of the 1st Lease Amendment and must provide the landlord notice by the 28th month of the lease. Effective January 9, 2019, we amended the current terms of the 1st Lease Amendment to increase the size of the premises by 2,285 square feet to 9,850 square feet and also extended the lease term by one year to September 1, 2023. In conjunction with this 2nd Lease Amendment, we agreed to modify our one-time option to cancel the lease as of the end of August 2021 and we must provide notice to the landlord by the end of August 2020. The monthly rent will range from approximately $25,035 in the first year to approximately $27,088 in the final year of the 2nd Lease Amendment.

In connection with the EGEN Asset Purchase Agreement in June 2014, the Company assumed the existing lease with another landlord for an 11,500 square foot premises located in Huntsville Alabama. In January 2018, the Company and the Huntsville landlord entered into a new 60-month lease which reduced the premises to 9,049 square feet with rent payments of approximately $18,100 per month.

As previously mentioned in Note 4, we adopted ASC Topic 842 on January 1, 2019 using the modified retrospective transition method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 840, Leases. The standard had a material impact on our Consolidated Condensed Balance Sheet but had no impact on our consolidated net earnings and cash flows. The most significant impact of adopting ASC Topic 842 was the recognition of the right-of-use (ROU) asset and lease liabilities for operating leases, which are presented in the following three-line items on the Consolidated Condensed Balance Sheet: (i) operating lease right-of-use asset; (ii) current operating lease liabilities; and (iii) operating lease liabilities. Therefore, on date of adoption of ASC Topic 842, the Company recognized a ROU asset of $1.4 million, operating lease liabilities, current and non-current collectively, of $1.5 million and reduced other liabilities by approximately $0.1 million. We elected the package of practical expedients for leases that commenced before the effective date of ASC Topic 842 whereby we elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. In addition, we have lease agreements with lease and non-lease components, and we have elected the practical expedient for all underlying asset classes and account for them as a single lease component. We have no finance leases. We determine if an arrangement is a lease at inception. We have operating leases for office space and research and development facilities. Neither of our leases include options to renew, however, one contains an option for early termination. We considered the option of early termination in measurement of right-of-use assets and lease liabilities and we determined it is not reasonably certain to be terminated. In connection with the 2nd Lease Amendment for the New Jersey office lease in January 2019, the Company considered this as one modified lease and not as two separate leases. Therefore, in January 2019, the Company determined this lease was an operating lease and remeasured the ROU asset and lease liability. Therefore, the Company increased the ROU asset and operating lease liabilities by $0.4 million to $1.8 million and $1.9 million, respectively.

Following is a table of the lease payments and maturity of our operating lease liabilities as of March 31, 2019:

For the year ending December 31,
Remainder of 2019	$379,678
2020	525,809
2021	530,734
2022	535,579
2023	233,117
2024 and thereafter	-
Subtotal future lease payments	2,204,917
Less imputed interest	(421,282)
Total lease liabilities	$1,783,635

Weighted average remaining life	4.2 years

Weighted average discount rate	9.98%

For the three months ended March 30, 2019, operating lease cost was $130,595. During the three-month period ended March 29, 2019, cash paid for operating leases included in operating cash flows was $106,000. For the three months ended March 30, 2018, operating lease cost was $114,999. During the three-month period ended March 29, 2018, cash paid for operating leases included in operating cash flows was $116,477.

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

On January 18, 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable research and development fee of $5 million to support our development of ThermoDox® in mainland China, Hong Kong and Macau (the China territory). Following our announcement on January 31, 2013 that the HEAT study failed to meet its primary endpoint, Celsion and Hisun have agreed that the Technology Development Contract entered into on January 18, 2013 will remain in effect while the parties continue to collaborate and are evaluating the next steps in relation to ThermoDox® , which include the sub-group analysis of patients in the Phase III HEAT Study for the hepatocellular carcinoma clinical indication and other activities to further the development of ThermoDox® for the Greater China market. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will continue to be amortized over the 10 -year term of the agreement, until such time as the parties find a mutually acceptable path forward on the development of ThermoDox® based on findings of the ongoing post-study analysis of the HEAT Study data.

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

Key provisions of the GEN-1 Agreement are as follows:

●	the GEN-1 Agreement has targeted unit costs for clinical supplies of GEN-1 that are substantially competitive with the Company’s current suppliers;

●	once approved, the cost structure for GEN-1 will support rapid market adoption and significant gross margins across global markets;

●	Celsion will provide Hisun a certain percentage of China’s commercial unit demand, and separately of global commercial unit demand, subject to regulatory approval;

●	Hisun and Celsion will commence technology transfer activities relating to the manufacture of GEN-1, including all studies required by CHINA FDA for site approval; and

●	Hisun will collaborate with Celsion around the regulatory approval activities for GEN-1 with the CHINA FDA. A local China partner affords Celsion access to accelerated CHINA FDA review and potential regulatory exclusivity for the approved indication.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Statements and terms such as “expect”, “anticipate”, “estimate”, “plan”, “believe” and words of similar import regarding our expectations as to the development and effectiveness of our technologies, the potential demand for our products, and other aspects of our present and future business operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, readers should specifically consider the various factors contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 29, 2019, which factors include, without limitation, plans and objectives of management for future operations or programs or proposed new products or services; changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing; possible changes in capital structure, financial condition, working capital needs and other financial items; changes in approaches to medical treatment; clinical trial analysis and future plans relating thereto; our ability to realize the full extent of the anticipated benefits of our acquisition of substantially all of the assets of EGEN, Inc., including achieving operational cost savings and synergies in light of any delays we may encounter in the integration process and additional unforeseen expenses; introduction of new products by others; possible licenses or acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, partners, competitors and regulatory authorities. These and other risks and uncertainties could cause actual results to differ materially from those indicated by forward-looking statements.

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

We completed enrollment of 556 patients in the Phase III OPTIMA Study in August 2018. Data for the study will be reviewed as it matures up to two interim analyses expected to be conducted in the second half of 2019 and in mid-2020. We expect that the final efficacy analysis, if necessary, will be completed in the first half of 2021. If the study proves to provide a clinically meaningful improvement in overall survival, Celsion will immediately apply for marketing authorization in the US, Europe and China. ThermoDox® has received U.S. FDA Fast Track Designation and has been granted orphan drug designation for primary liver cancer in both the U.S. and the EU. Additionally, the U.S. FDA has provided ThermoDox® with a 505(b)(2) registration pathway. Subject to a successful trial, the OPTIMA Study has been designed to support registration in all key primary liver cancer markets. We fully expect to submit registrational applications in the U.S., Europe and China. We expect to submit and believes that applications will be accepted in South Korea, Taiwan and Vietnam, three other significant markets for ThermoDox® if it were to receive approval in Europe, China or the U.S.

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

At the time of the acquisition, the total purchase price for the asset acquisition was up to $44.4 million, including potential future earnout payments of up to $30.4 million contingent upon achievement of certain earnout milestones set forth in the Asset Purchase Agreement. We paid approximately $3.0 million in cash after the expense adjustment and issued 241,590 shares of our common stock to EGEN. The shares of common stock were issued in a private transaction exempt from registration under the Securities Act, pursuant to Section 4 (2) thereof.

On March 28, 2019, the Company and EGWU, Inc, entered into an amendment to the Asset Purchase Agreement discussed in Note 8 (the “Amended Asset Purchase Agreement”). Pursuant to the Amended Asset Purchase Agreement, payment of the earnout milestone liability related to the Ovarian Cancer Indication of $12.4 million has been modified. The Company has the option to make the payment as follows:

a)	$7.0 million in cash within 10 business days of achieving the milestone; or

b)	$12.4 million in cash, common stock of the Company, or a combination of either, within one year of achieving the milestone.

The Company provided EGWU, Inc. 200,000 warrants to purchase common stock at a strike price of $0.01 per warrant share as consideration for entering into this amended agreement. The warrants shares have no expiration and were fair valued at $2.00 using the closing price of a share of Celsion stock on the date of issuance offset by the exercise price and recorded as a non-cash expense in the income statement and were classified as equity on the balance sheet.

Acquired In-process Research and Development

Acquired in-process research and development (IPR&D) consists of EGEN’s drug technology platforms: TheraPlas and TheraSilence. The fair value of the IPR&D drug technology platforms was estimated to be $24.2 million as of the acquisition date. As of the closing of the acquisition, the IPR&D was considered indefinite-lived intangible assets and will not be amortized. IPR&D is reviewed for impairment at least annually as of our third quarter ended September 30, and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. On December 31, 2016, the Company determined one of its IPR&D assets related to its RNA delivery system was impaired and wrote off its fair value, incurring a non-cash charge of $1.4 million during 2016. During its annual assessments on September 30, 2017 and 2018, the Company determined its IPR&D asset related to its glioblastoma multiforme cancer (GBM) product candidate, originally fair valued at $9.4 million on the date of acquisition, was impaired and wrote this asset’s carrying value down to $2.4 million collectively after those two assessments, incurring non-cash charges of $2.5 million and $4.5 million during 2017 and 2018, respectively. At September 30, 2018 and 2017, the Company evaluated its IPR&D of the ovarian cancer indication and concluded that it is not more likely than not that the asset is impaired. As no other indicators of impairment existed during the fourth quarter of 2018 and thus far in 2019, the Company concluded none of the other IPR&D assets were impaired at December 31, 2018 and March 31, 2019. The carrying amount of the ovarian cancer indication was $13.3 million at March 31, 2019.

Covenants Not To Compete

Pursuant to the EGEN Purchase Agreement, EGEN provided certain covenants (“Covenant Not To Compete”) to the Company whereby EGEN agreed, during the period ending on the seventh anniversary of the closing date of the acquisition on June 20, 2014, not to enter into any business, directly or indirectly, which competes with the business of the Company nor will it contact, solicit or approach any of the employees of the Company for purposes of offering employment. The Covenant Not to Compete which was valued at approximately $1.6 million at the date of the EGEN asset acquisition has a definitive life and is amortized on a straight-line basis over its life of 7 years. The Company recognized amortization expense of $56,829 in each of the three-month periods ended March 31, 2019 and 2018. The carrying value of the Covenant Not to Compete was $511,463, net of $1,079,751, as of March 31, 2019 and $568,292, net of $1,022,922 accumulated amortization, as of December 31, 2018.

Goodwill

The purchase price exceeded the estimated fair value of the net assets acquired by approximately $2.0 million which was recorded as Goodwill. Goodwill represents the difference between the total purchase price for the net assets purchased from EGEN and the aggregate fair values of tangible and intangible assets acquired, less liabilities assumed. Goodwill is reviewed for impairment at least annually as of our third quarter ending on September 30 or sooner if we believe indicators of impairment exist. As of September 30, 2018, we concluded that the Company’s fair value exceeded its carrying value therefore “it is not more likely than not” that the Goodwill was impaired. As no other indicators of impairment existed during the fourth quarter of 2018 and thus far in 2019, the Company concluded it is “not more likely than not” Goodwill was impaired.

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

OVATION Study

In February 2015, we announced that the FDA accepted, without objection, the Phase Ib dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer (the “OVATION Study”). On September 30, 2015, we announced enrollment of the first patient in the OVATION Study. The OVATION Study was designed (i) to identify a safe, tolerable and potentially therapeutically active dose of GEN-1 by recruiting and maximizing an immune response and (ii) to enroll three to six patients per dose level to evaluate safety and efficacy and attempt to define an optimal dose for a follow-on Phase II study. In addition, the OVATION Study establishes a unique opportunity to assess how cytokine-based compounds such as GEN-1 directly affect ovarian cancer cells and the tumor microenvironment in newly diagnosed patients. The study was designed to characterize the nature of the immune response triggered by GEN-1 at various levels of the patients’ immune system, including:

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

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the FDA. We have not generated significant revenue and have incurred significant net losses in each year since our inception. As of March 31, 2019, we have incurred approximately $276 million of cumulative net losses. As of March 31, 2019, we had approximately $23.8 million in cash, investment securities and interest receivable. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

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

With $23.8 million in cash, investment securities and interest receivable at March 31, 2019 coupled with future sales of the Company’s NJ NOL’s, the Company believes it has sufficient capital resources to fund its operations into the fourth quarter of 2020. The Company will be required to obtain additional funding to continue development of its current product candidates within the anticipated time periods, if at all, and to continue to fund operations. As more fully discussed in Note 11, the Company has approximately $28.6 million available collectively for future sale of equity securities under a common stock purchase agreement with Aspire Capital Fund, LLC and a common stock sales agreement with JonesTrading International Services LLC as of March 31, 2019.

Financing Overview

Equity and Debt Financings

During 2018 and thus far in 2019, we entered into a $10 million loan facility and we issued a total of 0.8 million shares of common stock in the following equity transactions for an aggregate $1.8 million in gross proceeds.

●	On June 27, 2018, the Company entered into the Horizon Credit Agreement with Horizon that provided $10 million in new capital. The Company drew down $10 million upon closing of the Horizon Credit Agreement on June 27, 2018. The Company anticipates that it will use the funding provided under the Horizon Credit Agreement for working capital and advancement of its product pipeline. The obligations under the Horizon Credit Agreement are secured by a first-priority security interest in substantially all assets of Celsion other than intellectual property assets. The obligations will bear interest at a rate calculated based on one-month LIBOR plus 7.625%. Payments under the loan agreement are interest only for the first twenty-four (24) months after loan closing, followed by a 24-month amortization period of principal and interest through the scheduled maturity date.

●	On August 31, 2018, the Company entered into the Aspire Purchase Agreement with Aspire Capital Fund which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock over the 24-month term of the Aspire Purchase Agreement. On October 12, 2018, the Company filed with the SEC a prospectus supplement to the 2018 Shelf Registration Statement registering all of the shares of common stock that may be offered to Aspire Capital from time to time. The timing and amount of sales of the Company’s common stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company but is obligated to make purchases from the Company as directed by the Company in accordance with the Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future funding, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 164,835 Commitment Shares. The Aspire Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. Any proceeds from the Company receives under the Aspire Purchase Agreement are expected to be used for working capital and general corporate purposes. During 2018 and as of March 31, 2019, the Company sold and issued an aggregate of 964,835 shares under the Purchase Agreement, receiving approximately $2.1 million.

●	On October 29, 2018, the Company and certain investors holding warrants to purchase 1.6 million shares collectively of the Company’s common stock received in the February 27, 2017 Public Offering and the October 2017 Underwritten Offering, entered into warrant exchange agreements whereby the Company issued 820,714 shares collectively of common stock to these investors in exchange for the warrants. After the warrant exchange, warrants outstanding totaled 1.6 million with a weighted average exercise price of $5.75 per share. Approximately 1.2 million of these outstanding warrants with a strike price of $6.20 per share will expire on April 4, 2019.

●	On December 4, 2018, the Company entered into a new Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC, as sales agent (“JonesTrading”), pursuant to which the Company may offer and sell, from time to time, through JonesTrading shares of common stock having an aggregate offering price of up to $16.0 million. The Company intends to use the net proceeds from the offering, if any, for general corporate purposes, including research and development activities, capital expenditures and working capital. The Company is not obligated to sell any common stock under the Capital on Demand Agreement and, subject to the terms and conditions of the Capital on Demand Agreement, JonesTrading will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The NASDAQ Capital Market, to sell common stock from time to time based upon the Company’s instructions, including any price, time or size limits or other customary parameters or conditions the Company may impose. Under the Capital on Demand Agreement, JonesTrading may sell common stock by any method deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Capital on Demand Agreement will terminate upon the earlier of (i) the sale of all shares of our common stock subject to the Sales Agreement, and (ii) the termination of the Capital on Demand Agreement by JonesTrading or Celsion. The Capital on Demand Agreement may be terminated by JonesTrading or the Company at any time upon 10 days’ notice to the other party, or by JonesTrading at any time in certain circumstances, including the occurrence of a material adverse change in the Company. During 2018 and as of March 31, 2019, the Company sold and issued an aggregate of 122,186 shares under the Capital on Demand Agreement, receiving approximately $0.3 million.

Significant Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our 2018 Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 29, 2019.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases” - Topic 842 (ASC Topic 842), which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update became effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period. The FASB subsequently issued the following amendments to ASC Topic 842, which have the same effective date and transition date of January 1, 2019:

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

We adopted Topic ASC 842 effective January 1, 2019 and elected to apply the available practical expedients and implement internal controls to enable the preparation of financial information on adoption. We have identified all of our leases which consist of the New Jersey corporate office lease and the Alabama lab facility lease and we estimate the adoption of this standard will result in the recognition of right-of-use assets of approximately $1.4, related operating lease liabilities of $1.5 million and reduced other liabilities by approximately $0.1 million on the consolidated balance sheets as of January 1, 2019 of approximately $1.5 million related to our operating lease commitments, with no material impact to the opening balance of retained earnings. See Note 15 for further discussions regarding the adoption of ASC Topic 842.

In August 2018, the SEC issued a final rule to simplify certain disclosure requirements. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. In August and September 2018, further amendments were issued to provide implementation guidance on adoption of the SEC rule and transition guidance for the new interim stockholders’ equity disclosure. We adopted this amended guidance in the first quarter of 2019. The adoption of this amended guidance resulted in us disclosing the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ending March 31, 2019 and 2018.

Material risks and uncertainties relating to our business and our industry are described in “Item 1A. Risk Factors” under “Part II: Other Information” included herein. As a clinical stage biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Please refer to Note 3 of the Financial Statements contained in this Form 10-Q. Also refer to Item IA, Risk Factors, including, but not limited to, “We will need to raise substantial additional capital to fund our planned future operations, and we may be unable to secure such capital without dilutive financing transactions. If we are not able to raise additional capital, we may not be able to complete the development, testing and commercialization of our product candidates.”

FINANCIAL REVIEW FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

Results of Operations

For the three months ended March 31, 2019, our net loss was $2.4 million compared to a net loss of $4.5 million for the same period of 2018. With $23.8 million in cash and investments on hand at March 31, 2019, the Company believes it has sufficient capital resources to fund its operations into the fourth quarter of 2020.

	Three Months Ended March 31,
	(In thousands)		Change Increase (Decrease)
	2019	2018		%
Licensing Revenue:	$125	$125	$-	-%

Operating Expenses:
Clinical Research	1,780	1,884	(104)	(5.5)%
Chemistry, Manufacturing and Controls	988	857	131	15.3%
Research and development expenses	2,768	2,741	27	0.9%
General and administrative expenses	2,218	1,665	553	33.2%
Total operating expenses	4,986	4,406	580	13.2%
Loss from operations	$(4,861)	$(4,281)	$(580)	13.5%

Comparison of the Three Months Ended March 31, 2019 and 2018

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten-year term of the agreement; therefore, we recorded deferred revenue of $125,000 in each of the first quarters of 2019 and 2018.

Research and Development Expenses

Research and development (“R&D”) expenses increased by $0.1 million to $2.8 million in the first quarter of 2019 from $2.7 million in the same period of 2018. Costs associated with the OPTIMA Study decreased by $0.4 million to $0.9 million in the first quarter of 2019 compared to $1.3 million in the same period of 2018. This decrease is mostly attributable to lower investigator grant fees in the first quarter of 2019. Enrollment for the OPTIMA Study was completed during the third quarter of 2018. Costs associated the OVATION 2 Study of $0.1 million in the first quarter of 2019 were consistent with the same period of 2018. Regulatory costs were $0.2 million in the first quarter of 2019 compared to $0.1 million in the same period of 2018. Other clinical costs increased by $0.1 million to $0.6 million in the first quarter of 2019 compared to $0.5 million in the same period of 2018. This increase is attributable to an increase in personnel costs during the first quarter of 2019 compared to the same period of 2018. Costs associated with the production and of ThermoDox® were $0.3 million in each of the first quarters of 2019 and 2018. R&D costs associated with the development of GEN-1 to support the OVATION Studies remained relatively unchanged at $0.6 million in each of the first quarters of 2019 and 2018.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased to $2.2 million in the first quarter of 2019 compared to $1.7 million in the same period of 2018. This increase is mostly attributable to an increase in personnel costs of approximately $0.2 million coupled with a $0.3 million in non-cash stock compensation expense in the first quarter of 2019 compared to the same period of 2018.

Change in Earn-out Milestone Liability and Warrant Expense

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

On March 28, 2019, the Company and EGWU, Inc, entered into an amendment to the Asset Purchase Agreement discussed in Note 8. Pursuant to the Amended Asset Purchase Agreement, payment of the earnout milestone liability related to the Ovarian Cancer Indication of $12.4 million has been modified. The Company has the option to make the payment as follows:

a)	$7.0 million in cash within 10 business days of achieving the milestone; or

b)	$12.4 million in cash, common stock of the Company, or a combination of either, within one year of achieving the milestone.

The Company provided EGWU, Inc. 200,000 warrants to purchase common stock at a strike price of $0.01 per warrant share as consideration for entering into the amended agreement. These warrants shares have no expiration and were fair valued at $2.00 using the closing price of a share of Celsion stock on the date of issuance offset by the exercise price and recorded as an expense in the income statement and were classified as equity on the balance sheet.

At December 31, 2018, the Company fair valued the earn-out milestone liability at $8.9 million. At March 31, 2019, the Company fair valued the earnout milestone liability at $5.8 million and recognized a non-cash benefit of $3.1 million during the three months ended March 31, 2019 as a result of the change in fair value of the earnout milestone liability at December 31, 2019. In assessing the earnout milestone liability at March 31, 2019, the Company the fair valued each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 80% and 20% probability for the $7.0 million and the $12.4 million payments, respectively.

As of March 31, 2018, and December 31, 2017, the Company fair valued these milestones at $12.8 million and $12.5 million, respectively, and recognized a non-cash charge of $270,195 during the three months ended March 31, 2018 as a result of the change in the fair value of these milestones from December 31, 2017.

Investment income and interest expense

The Company realized $0.1 million of interest income from its short-term investments during each of the first quarters of 2019 and 2018.

The Company entered into a new loan facility with Horizon Technology Finance Corporation on June 27, 2018. In connection with this debt facility the Company incurred $0.3 million in interest expense in the first quarter of 2019. The Company did not incur any interest expense during the same period of 2018.

Financial Condition, Liquidity and Capital Resources

Since inception we have incurred significant losses and negative cash flows from operations. We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities and amounts received under our product licensing agreement with Yakult and our technology development agreement with Hisun. The process of developing and commercializing ThermoDox®, GEN-1 and other product candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts. We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future. Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $276 million at March 31, 2019.

At March 31, 2019 we had total current assets of $24.9 million (including cash, cash equivalents and short-term investments and related interest receivable on short-term investments of $23.8 million) and current liabilities of $5.9 million, resulting in net working capital of $19.0 million. At December 31, 2018 we had total current assets of $28.1 million (including cash, cash equivalents and short-term investments and related interest receivable on short-term investments of $27.7 million) and current liabilities of $6.1 million, resulting in net working capital of $22.0 million. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

Net cash used in operating activities for the first three months of 2019 was $5.5 million. Net cash used in investing activities was $6.0 million during the first three months of 2019 as the Company invested liquid funds into short-term investments. Net cash provided by financing activities was $1.8 million during the first three months of 2019 net proceeds received through the sale of our common stock through the sale of equity under common stock purchase and sales facilities with Aspire Capital Fund, LLC. and JonesTrading International, LLC.

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

None.

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

Item 4. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2019, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the SEC.

The company implemented technology, processes and controls related to the recording of right-of-use assets and lease liabilities in connection with the adoption of ASC 842, “Leases,” as described in the “Leases and Commitments” note of the financial statements. Otherwise, there were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following is a summary of the risk factors, uncertainties and assumptions that we believe are most relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ significantly from expected or historical results and our forward-looking statements. We note these factors for investors as permitted by Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. Additional risks that we currently believe are immaterial may also impair our business operations. Investors should carefully consider the risks described below before making an investment decision and understand that it is not possible to predict or identify all such factors. Consequently, investors should not consider the following to be a complete discussion of all potential risks or uncertainties that may impact our business. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. The description provided in this Item 1A includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on March 29, 2019 with the SEC. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report and our other filings made from time to time with the SEC.

RISKS RELATED TO OUR BUSINESS

We have a history of significant losses from operations and expect to continue to incur significant losses for the foreseeable future.

Since our inception, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $276 million at March 31, 2019. For the year ended December 31, 2018 and the three months ended March 31, 2019, we incurred a net loss of $11.9 million, and $2.4 million, respectively. We currently have no product revenue and do not expect to generate any product revenue for the foreseeable future. Because we are committed to continuing our product research, development, clinical trial and commercialization programs, we will continue to incur significant operating losses unless and until we complete the development of ThermoDox®, GEN-1 and other new product candidates and these product candidates have been clinically tested, approved by the United States Food and Drug Administration (FDA) and successfully marketed. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, us or our collaborators successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we or our collaborators are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the year ended December 31, 2018 and the three months ended March 31, 2019, we incurred a net loss of $11.9 million, and $2.4 million, respectively. We have incurred approximately $276 million of cumulative net losses. As of March 31, 2019, we had approximately $23.8 million in cash and short-term investments including interest receivable.

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

Strategic transactions, such as acquisitions, partnerships and collaborations, including the EGEN asset acquisition, involve numerous risks, including:

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

We may never realize the perceived benefits of the EGEN asset acquisition or potential future transactions. We cannot assure you that we will be successful in overcoming problems encountered in connection with any transactions, and our inability to do so could significantly harm our business, results of operations and financial condition. These transactions could dilute a stockholder’s investment in us and cause us to incur debt, contingent liabilities and amortization/impairment charges related to intangible assets, all of which could materially and adversely affect our business, results of operations and financial condition. In addition, our effective tax rate for future periods could be negatively impacted by the EGEN asset acquisition or potential future transactions.

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

We can also be prevented from selling or commercializing any of our products that use the infringing technology in the future, unless we obtain a license from such third party. A license may not be available from such third party on commercially reasonable terms or may not be available at all. Any modification to include a non-infringing technology may not be possible, or if possible, may be difficult or time-consuming to develop, and require revalidation, which could delay our ability to commercialize our products. Any infringement action asserted against us, even if we are ultimately successful in defending against such action, would likely delay the regulatory approval process of our products, harm our competitive position, be expensive and require the time and attention of our key management and technical personnel.

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

Since we conduct clinical trials in the European Economic Area (“EEA”), we are subject to additional European data-privacy laws. The General Data Protection Regulation, (EU) 2016/679 (“GDPR”) became effective on May 25, 2018 and deals with the processing of personal data and on the free movement of such data. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA, including to the United States, providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. Given the limited enforcement of the GDPR to date, we face uncertainty as to the exact interpretation of the new requirements on our trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law.

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

Our success depends significantly on the continued contributions of our executive officers, scientific and technical personnel and consultants, including those retained in the EGEN asset acquisition, and on our ability to attract additional personnel as we seek to implement our business strategy and develop our product candidates and businesses. Our operations associated with the EGEN asset acquisition are located in Huntsville, Alabama. Key employees may depart if we fail to successfully manage this additional business location or in relation to any uncertainties or difficulties of integration with Celsion. We cannot guarantee that we will retain key employees to the same extent that we and EGEN retained each of our own employees in the past, which could have a negative impact on our business, results of operations and financial condition. Our integration of EGEN and ability to operate in the fields we acquired from EGEN may be more difficult if we lose key employees. Additionally, during our operating history, we have assigned many essential responsibilities to a relatively small number of individuals. However, as our business and the demands on our key employees expand, we have been, and will continue to be, required to recruit additional qualified employees. The competition for such qualified personnel is intense, and the loss of services of certain key personnel or our inability to attract additional personnel to fill critical positions could adversely affect our business. Further, we do not carry “key man” insurance on any of our personnel. Therefore, loss of the services of key personnel would not be ameliorated by the receipt of the proceeds from such insurance.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospect. The closing price of our common stock as reported on The NASDAQ Capital Market had a high price of $3.48 and a low price of $1.35 in the 52-week period ended December 31, 2018, and a high price of $2.46 and a low price of $1.67 from January 1, 2019 through May 14, 2019. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

●	results of preclinical and clinical studies of our product candidates or those of our competitors;

●	regulatory or legal developments in the U.S. and other countries, especially changes in laws and regulations applicable to our product candidates;

●	actions taken by regulatory agencies with respect to our product candidates, clinical studies, manufacturing process or sales and marketing terms;

●	introductions and announcements of new products by us or our competitors, and the timing of these introductions or announcements;

●	announcements by us or our competitors of significant acquisitions or other strategic transactions or capital commitments;

●	fluctuations in our quarterly operating results or the operating results of our competitors;

●	variance in our financial performance from the expectations of investors;

●	changes in the estimation of the future size and growth rate of our markets;

●	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results;

●	failure of our products to achieve or maintain market acceptance or commercial success;

●	conditions and trends in the markets we serve;

●	changes in general economic, industry and market conditions;

●	success of competitive products and services;

●	changes in market valuations or earnings of our competitors;

●	changes in our pricing policies or the pricing policies of our competitors;

●	changes in legislation or regulatory policies, practices or actions;

●	the commencement or outcome of litigation involving our company, our general industry or both;

●	recruitment or departure of key personnel;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;

●	actual or expected sales of our common stock by our stockholders;

●	acquisitions and financings, including the EGEN asset acquisition; and

●	the trading volume of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of May 14, 2019, we had 20,482,720 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, all of the shares of common stock issuable upon exercise of warrants will be freely tradable without restriction or further registration upon issuance.

Our stockholders may experience significant dilution as a result of future equity offerings or issuances and exercise of outstanding options and warrants.

In order to raise additional capital or pursue strategic transactions, we may in the future offer, issue or sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock, including the issuance of common stock in relation to the achievement, if any, of milestones triggering our payment of earn-out consideration in connection with the EGEN asset acquisition. Our stockholders may experience significant dilution as a result of future equity offerings or issuances. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders. As of May 14, 2019, we have a significant number of securities convertible into, or allowing the purchase of, our common stock, including 626,912 shares of common stock issuable upon exercise of warrants outstanding, 3,964,892 options to purchase shares of our common stock and restricted stock awards outstanding, and 880,007 shares of common stock reserved for future issuance under our stock incentive plan.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

2.1	Amendment to Asset Purchase Agreement between Celsion Corporation and EGWU, Inc., dated March 28, 2019 incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on April 1, 2019.

4.1+	Warrant to purchase Shares of Common Stock of Celsion Corporation between Celsion Corporation and EGWU, Inc., dated March 28, 2019.

10.1+	Second Amendment to Lease Agreement, dated January 9, 2019, by and between Celsion Corporation and Lenox Drive Office Park, LLC, successor in interest to Brandywine Operating Partnership, L.P.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders’ Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

**	XBRL information is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2019	CELSION CORPORATION

Registrant

	By:	/s/ Jeffrey W. Church
Jeffrey W. Church
Executive Vice President and Chief Financial Officer

	By:	/s/ Michael H. Tardugno
Michael H. Tardugno
Chairman, President and Chief Executive Officer

