Form 10-Q
period 2019-06-30
Celsion CORP
filed 2019-08-14
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 13, 2019, the Registrant had 21,387,418 shares of common stock, $0.01 par value per share, outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,013,318	$13,353,543
Investment securities - available for sale, at fair value	15,702,388	14,257,998
Accrued interest receivable on investment securities	65,673	68,309
Advances and deposits on clinical programs and other current assets	1,271,670	451,293
Total current assets	23,053,049	28,131,143

Property and equipment (at cost, less accumulated depreciation of $2,627,919 and $2,968,259, respectively)	386,671	184,627

Other assets:
In-process research and development, net	15,736,491	15,736,491
Goodwill	1,976,101	1,976,101
Operating lease right-of-use assets, net	1,609,882	─
Other intangible assets, net	454,634	568,292
Deposits and other assets	370,210	258,933
Total other assets	20,147,318	18,539,817

Total assets	$43,587,038	$46,855,587

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

(Continued)

	June 30, 2019	December 31, 2018
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable ─ trade	$3,392,593	$3,020,638
Other accrued liabilities	2,389,482	2,585,898
Operating lease liability – current portion	366,541	─
Deferred revenue - current portion	500,000	500,000
Total current liabilities	6,648,616	6,106,536

Earn-out milestone liability	5,904,725	8,907,664
Note Payable, net of deferred financing costs	9,608,761	9,417,037
Operating lease liability – non-current portion	1,343,225	─
Deferred revenue - non-current portion	1,250,000	1,500,000
Other liabilities - non-current	─	63,278
Total liabilities	24,755,327	25,994,515

Commitments and contingencies	─	─

Stockholders’ equity:

Preferred Stock - $0.01 par value (100,000 shares authorized, and no shares issued or outstanding at June 30, 2019 and December 31, 2018)	─	─

Common stock - $0.01 par value (112,500,000 shares authorized; 21,002,629 and 18,832,168 shares issued at June 30, 2019 and December 31, 2018, respectively, and 21,002,295 and 18,831,834 shares outstanding at June 30, 2019 and December 31, 2018, respectively)	210,026	188,322
Additional paid-in capital	300,549,511	294,393,313
Accumulated other comprehensive gain	94,576	29,872
Accumulated deficit	(281,937,214)	(273,665,247)
Total stockholders’ equity before treasury stock	18,916,899	20,946,260

Treasury stock, at cost (334 shares at June 30, 2019 and December 31, 2018)	(85,188)	(85,188)
Total stockholders’ equity	18,831,711	20,861,072

Total liabilities and stockholders’ equity	$43,587,038	$46,855,587

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Licensing revenue	$125,000	$125,000	$250,000	$250,000

Operating expenses:
Research and development	3,558,074	4,593,544	6,325,733	7,334,620
General and administrative	2,136,684	3,542,809	4,354,548	5,207,837
Total operating expenses	5,694,758	8,136,353	10,680,281	12,542,457

Loss from operations	(5,569,758)	(8,011,353)	(10,430,281)	(12,292,457)

Other (expense) income:
(Loss) gain from change in valuation of earn-out milestone liability	(127,061)	(277,129)	3,002,939	(547,324)
Fair value of warrants issued in connection with amendment to modify GEN-1 earn-out milestone payments	─	─	(400,000)	─
Investment income	144,602	73,461	258,393	147,185
Interest expense	(349,448)	(15,031)	(700,195)	(15,031)
Other (expense) income	(2,850)	(504)	(2,823)	76
Total other (expense) income, net	(334,757)	(219,203)	2,158,314	(415,094)

Net loss	$(5,904,515)	$(8,230,556)	$(8,271,967)	$(12,707,551)

Net loss per common share
Basic and diluted	$(0.29)	$(0.46)	$(0.42)	$(0.73)

Weighted average shares outstanding
Basic and diluted	20,605,762	17,743,229	19,713,449	17,503,796

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Other comprehensive (loss) gain

Changes in:
Realized (gains) losses on investment securities recognized in investment income, net	$(969)	$(3,909)	$(10,350)	$(8,337)
Unrealized gains (losses) on investment securities, net	8,721	31,406	75,054	12,584

Change in unrealized gains (losses) on available for sale securities, net	7,752	27,497	64,704	4,247

Net loss	(5,904,515)	(8,230,556)	(8,271,967)	(12,707,551)

Comprehensive loss	$(5,896,763)	$(8,203,059)	$(8,207,263)	$(12,703,304)

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:

Net loss	$(8,271,967)	$(12,707,551)

Adjustments to reconcile net loss to net cash from operating activities;
Depreciation and amortization	362,027	174,342
Change in fair value of earn-out milestone liability	(3,002,939)	547,324
Fair value of warrants issued in connection with amendment to modify the GEN-1 earn-out milestone payments	400,000	-
Recognition of deferred revenue	(250,000)	(250,000)
Stock-based compensation costs	1,308,492	3,371,301
Shares issued in exchange for services	5,350	29,841
Amortization of deferred finance charges and debt discount associated with notes payable	191,724	4,237
Change in deferred rent liability	-	(2,955)
Net changes in:
Accrued interest on investment securities	2,636	(2,392)
Advances, deposits and other current assets	(931,654)	(62,000)
Accounts payable and accrued liabilities	24,460	35,776
Net cash (used in) operating activities:	(10,161,871)	(8,862,077)

Cash flows from investing activities:
Purchases of investment securities	(13,279,686)	(5,712,170)
Proceeds from sale and maturity of investment securities	11,900,000	5,000,000
Purchases of property and equipment	(262,728)	(77,698)
Net cash used in investing activities	(1,642,414)	(789,868)

Cash flows from financing activities:
Proceeds from sale of common stock equity, net of issuance costs	4,464,060	1,236,584
Proceeds received from notes payable	-	9,725,000
Net cash provided by financing activities	4,464,060	10,961,584

(Decrease) increase in cash and cash equivalents	(7,340,225)	1,309,639
Cash and cash equivalents at beginning of period	13,353,543	11,444,055
Cash and cash equivalents at end of period	$6,013,318	$12,753,694

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Six Months Ended June 30,
	2019	2018

Supplemental disclosures of cash flow information:
Interest paid	$508,471	$10,794

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from lease payments	$224,585	$-

Non-cash financing and investing activities
Fair value of warrants issued in connection with amendment to modify the GEN-1 earn-out milestone payments	$400,000	$-

Fair value of warrants issued in connection with the debt facility	$-	$507,116

Right of use assets obtained in exchange for lease liabilities
Operating leases	$1,797,561	$-

Realized and unrealized gains and losses, net, on investment securities	$64,704	$5,917

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

(Unaudited)

THREE MONTHS ENDED JUNE 30, 2019

	Common Stock Outstanding		Additional Paid in	Treasury Stock		Accum. Other Compr.	Accumulated
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Total

Balance at April 1, 2019	19,662,020	$196,624	$297,231,041	334	$(85,188)	$86,824	$(276,032,699)	$21,396,602
Net loss	-	-	-	-	-	-	(5,904,515)	(5,904,515)
Sale of equity through equity financing facilities	1,337,775	13,378	2,695,798	-	-	-	-	2,709,176
Realized and unrealized gains and losses, net, on investments securities	-	-	-	-	-	7,752	-	7,752
Stock-based compensation expense	-	-	617,347	-	-	-	-	617,347
Issuance of restricted stock	2,500	24	5,325	-	-	-	-	5,349
Balance at June 30, 2019	21,002,295	$210,026	$300,549,511	334	$(85,188)	$94,576	$(281,937,214)	$18,831,711

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

(Unaudited)

THREE MONTHS ENDED JUNE 30, 2018

	Common Stock Outstanding		Additional Paid in	Treasury Stock		Accum. Other Compr.	Accumulated
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Total

Balance at April 1, 2018	17,740,035	$177,403	$289,810,437	334	$(85,188)	$(33,414)	$(266,258,883)	$23,610,355
Net loss	-	-	-	-	-	-	(8,230,556)	(8,230,556)
Warrants issued in connection with debt facility			507,116					507,116
Realized and unrealized gains and losses, net, on investments securities	-	-	-	-	-	29,167	-	29,167
Stock-based compensation expense	-	-	3,217,633	-	-	-	-	3,217,633
Issuance of restricted stock	6,250	63	13,938	-	-	-	-	14,001
Balance at June 30, 2018	17,746,285	$177,466	$293,549,124	334	$(85,188)	$(4,247)	$(274,489,439)	$19,147,716

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

(Unaudited)

SIX MONTHS ENDED JUNE 30, 2019

	Common Stock Outstanding		Additional Paid in	Treasury Stock		Accum. Other Compr.	Accumulated
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Total

Balance at January 1, 2019	18,831,834	$188,322	$294,393,313	334	$(85,188)	$29,872	$(273,665,247)	$20,861,072
Net loss	-	-	-	-	-	-	(8,271,967)	(8,271,967)
Sale of equity through equity financing facilities	2,159,961	21,599	4,442,461	-	-	-	-	4,464,060
Common stock warrants issued in connection with amendment to modify GEN-1 earn-out milestone payments	-	-	400,000	-	-	-	-	400,000
Realized and unrealized gains and losses, net, on investments securities	-	-	-	-	-	64,704	-	64,704
Stock-based compensation expense	-	-	1,308,492	-	-	-	-	1,308,492
Issuance of restricted stock	10,500	105	5,245	-	-	-	-	5,350
Balance at June 30, 2019	21,002,295	$210,026	$300,549,511	334	$(85,188)	$94,576	$(281,937,214)	$18,831,711

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

(Unaudited)

SIX MONTHS ENDED JUNE 30, 2018

	Common Stock Outstanding		Additional Paid in	Treasury Stock		Accum. Other Compr.	Accumulated
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Total

Balance at January 1, 2018	17,276,965	$172,772	$288,408,976	334	$(85,188)	$(10,164)	$(261,781,888)	$26,704,508
Net loss	-	-	-	-	-	-	(12,707,551)	(12,707,551)
Sale of equity through ATM purchase agreement	457,070	4,571	1,232,013	-	-	-	-	1,236,584
Warrants issued in connection with debt facility			507,116					507,116
Realized and unrealized gains and losses, net, on investments securities	-	-	-	-	-	5,917	-	5,917
Stock-based compensation expense	-	-	3,371,301	-	-	-	-	3,371,301
Issuance of restricted stock	12,250	123	29,718	-	-	-	-	29,841
Balance at June 30, 2018	17,746,285	$177,466	$293,549,124	334	$(85,188)	$(4,247)	$(274,489,439)	$19,147,716

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Note 1. Business Description

Celsion Corporation (“Celsion” and the “Company”) is a fully-integrated development stage oncology drug company focused on advancing a portfolio of innovative cancer treatments, including directed chemotherapies, DNA-mediated immunotherapy and RNA based therapies. Our lead product candidate is ThermoDox®, a proprietary heat-activated liposomal encapsulation of doxorubicin, currently in a Phase III clinical trial for the treatment of primary liver cancer (the “OPTIMA Study”). Second in our pipeline is GEN-1, a DNA-mediated immunotherapy for the localized treatment of ovarian cancer. These investigational products are based on our two platform technologies which, in addition, provide the basis for the future development of a range of therapeutics for difficult-to-treat forms of cancers. Our first platform is Lysolipid Thermally Sensitive Liposomes, a heat sensitive liposomal based dosage form that targets disease with known therapeutics in the presence of mild heat. Our second is TheraPlas, a novel nucleic acid-based treatment for local transfection of therapeutic plasmids. With these technologies we are working to develop and commercialize more efficient, effective and targeted oncology therapies that maximize efficacy while minimizing side-effects common to cancer treatments.

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiary, CLSN Laboratories, Inc, have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All intercompany balances and transactions have been eliminated in consolidation. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the three and six-month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission (SEC) on March 29, 2019.

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

Certain reclassifications have been made to the prior year financial statements to conform to classifications used in the current year. There classifications had no impact on net loss, stockholder’s equity or cashflows as previously reported.

Note 3. Financial Condition and Business Plan

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the U.S. Food and Drug Administration. The Company has not generated significant revenue and have incurred significant net losses in each year since our inception. As of June 30, 2019, the Company has incurred approximately $282 million of cumulative net losses and we had approximately $21.8 million in cash, investment securities and interest receivable. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

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

Annually, the State of New Jersey enables approved technology and biotechnology businesses with New Jersey net operating tax losses the opportunity to sell these losses through the Technology Business Tax Certificate Program (the “NOL Program”), thereby providing cash to companies to help fund their operations. The Company determined it met the eligibility requirements of the NOL Program and filed its application with the New Jersey Economic Development Authority (NJEDA) in June 2018. In this application, the Company requested authorization of up to $12.5 million in tax benefits from its cumulative New Jersey net operating losses to be eligible for sale. In September 2018, the NJEDA notified the Company that its application received approval to transfer $11.1 million of tax benefits. In December 2018, the Company successfully transferred these approved tax benefits which resulted in the receipt of $10.4 million in net cash proceeds to the Company at the end of 2018. The Company has approximately $3.9 million in future tax benefits remaining under the NOL Program for future years subsequent to 2018. In June 2019, the Company filed an application under the NOL Program to transfer an additional $2.0 million of tax benefits.

With $21.8 million in cash, investment securities and interest receivable at June 30, 2019 coupled with potential future sales of the Company’s New Jersey NOL’s and, as more fully described in Note 11, the remaining availability under the Capitol on Demand™ with JonesTrading Institutional Services LLC and the common stock purchase agreement with Aspire Capital Fund LLC, the Company believes it has sufficient capital resources to fund its operations into the first quarter of 2021. The Company will be required to obtain additional funding to continue development of its current product candidates within the anticipated time periods, if at all, and to continue to fund operations.

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

In August 2018, the SEC issued a final rule to simplify certain disclosure requirements. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. In August and September 2018, further amendments were issued to provide implementation guidance on adoption of the SEC rule and transition guidance for the new interim stockholders’ equity disclosure. We adopted this amended guidance in the first quarter of 2019. The adoption of this amended guidance resulted in us disclosing the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three-month and six-month periods ending June 30, 2019 and 2018.

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

The total number of shares of common stock issuable upon exercise of warrants, stock option grants and equity awards were 4,595,990 shares for the six-month period ended June 30, 2019. Warrants with an exercise price of $0.01 (as more fully described in Note 13 of these financial statements) exercisable for 200,000 shares of common stock was considered issued in calculating basic loss per share. For the three and six-month periods ended June 30, 2019, diluted loss per common share was the same as basic loss per common share as the other 4,395,990 warrants and equity awards that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive.

The total number of shares of common stock issuable upon exercise of warrants and equity awards was 6,255,757 shares for the three-month and six-month periods ended June 30, 2018. For the three and six-month periods ended June 30, 2018, diluted loss per common share was the same as basic loss per common share as all options and all warrants that were exercisable into shares of the Company’s common stock were excluded from the calculation of diluted earnings attributable to common shareholders per common share as their effect would have been anti-dilutive.

The Company did not pay any dividends during the six-month periods ended June 30, 2019 and 2018.

Note 6. Fair Value of Financial Instruments

Short-term investments available for sale were approximately $15.7 million and $14.3 million as of June 30, 2019 and December 31, 2018, respectively, and consist of corporate debt securities. These investments are valued at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in accumulated other comprehensive loss.

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

A summary of the cost, fair value and maturities of the Company’s short-term investments is as follows:

	June 30, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Short-term investments
Corporate debt securities	$15,607,812	$15,702,388	$14,228,126	$14,257,998
Total	$15,607,812	$15,702,388	$14,228,126	$14,257,998

	June 30, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Short-term investment maturities
Within 3 months	$9,821,406	$9,897,504	$5,383,488	$5,393,743
Between 3-12 months	5,786,406	5,804,884	8,844,638	8,864,255
Total	$15,607,812	$15,702,388	$14,228,126	$14,257,998

The following table shows the Company’s investment securities gross unrealized gains (losses) and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018. The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	June 30, 2019		December 31, 2018
Available for sale securities (all unrealized holding gains and losses are less than 12 months at date of measurement)	Fair Value	Unrealized Holding Gains (Losses)	Fair Value	Unrealized Holding Gains (Losses)

Investments with unrealized gains	$14,395,809	$95,013	$7,515,676	$38,068
Investments with unrealized losses	1,306,579	(437)	6,742,322	(8,196)
Total	$15,702,388	$94,576	$14,257,998	$29,872

Investment income, which includes net realized losses on sales of available for sale securities and investment income interest and dividends, is summarized as follows:

	Three Months Ended June 30,
	2019	2018
Interest and dividends accrued and paid	$143,633	$69,559
Realized gains	969	3,902
Investment income, net	$144,602	$73,461

	Six Months Ended June 30,
	2019	2018
Interest and dividends accrued and paid	$248,043	$138,848
Realized gains	10,350	8,337
Investment income, net	$258,393	$147,185

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

The table below summarizes assets and liabilities measured at fair value. This table only includes those assets and liabilities with fair values that have changed since December 31, 2018:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:

Recurring items as of June 30, 2019
Corporate debt securities, available for sale	$15,702,388	$	─		$15,702,388	$	─

Recurring items as of December 31, 2018
Corporate debt securities, available for sale	$14,257,998	$	─		$14,257,998	$	─

Liabilities:

Recurring items as of June 30, 2019
Earn-out milestone liability (Note 13)	$5,904,725	$	─	$	─		$5,904,725

Recurring items as of December 31, 2018
Earn-out milestone liability (Note 13)	$8,907,664	$	─	$	─		$8,907,664

Note 8. Acquisition of EGEN Assets

On June 20, 2014, we completed the acquisition of substantially all of the assets of EGEN, which has changed its company name to EGWU, Inc. after the closing of the acquisition (“EGEN”), pursuant to an Asset Purchase Agreement dated as of June 6, 2014, by and between EGEN and Celsion (the “Asset Purchase Agreement”). We acquired all EGEN’s right, title and interest in and to substantially all of the assets of EGEN, including cash and cash equivalents, patents, trademarks and other intellectual property rights, clinical data, certain contracts, licenses and permits, equipment, furniture, office equipment, furnishings, supplies and other tangible personal property. In addition, CLSN Laboratories assumed certain specified liabilities of EGEN, including the liabilities arising out of the acquired contracts and other assets relating to periods after the closing date.

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

Acquired In-process Research and Development

Acquired in-process research and development (IPR&D) consists of EGEN’s drug technology platforms: TheraPlas and TheraSilence. The fair value of the IPR&D drug technology platforms was estimated to be $24.2 million as of the acquisition date. As of the closing of the acquisition, the IPR&D was considered indefinite lived intangible assets and will not be amortized. IPR&D is reviewed for impairment at least annually as of our third quarter ended September 30, and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. On December 31, 2016, the Company determined one of its IPR&D assets related to its RNA delivery system was impaired and wrote off its fair value, incurring a non-cash charge of $1.4 million during 2016. During its annual assessments on September 30, 2017 and 2018, the Company determined its IPR&D asset related to its glioblastoma multiforme cancer (GBM) product candidate, originally fair valued at $9.4 million on the date of acquisition, was impaired and wrote this asset’s carrying value down to $2.4 million collectively after those two assessments, incurring non-cash charges of $2.5 million and $4.5 million during 2017 and 2018, respectively. On September 30, 2018 and 2017, the Company evaluated its IPR&D of the ovarian cancer indication and concluded that it is not more likely than not that the asset is impaired. As no other indicators of impairment existed during the fourth quarter of 2018 and thus far in 2019, the Company concluded none of the other IPR&D assets were impaired at December 31, 2018 and June 30, 2019. The carrying amount of the ovarian cancer indication was $13.3 million at June 30, 2019 and December 31, 2018.

Covenants Not To Compete

Pursuant to the EGEN Purchase Agreement, EGEN provided certain covenants (“Covenant Not To Compete”) to the Company whereby EGEN agreed, during the period ending on the seventh anniversary of the closing date of the acquisition on June 20, 2014, not to enter into any business, directly or indirectly, which competes with the business of the Company nor will it contact, solicit or approach any of the employees of the Company for purposes of offering employment. The Covenant Not to Compete, which was valued at approximately $1.6 million at the date of the EGEN asset acquisition, has a definitive life and is amortized on a straight-line basis over its life of 7 years. The Company recognized amortization expense of $56,829 in each of the three-month periods ended June 30, 2019 and 2018. The Company recognized amortization expense of $113,658 in each of the six-month periods ended June 30, 2019 and 2018. The carrying value of the Covenant Not to Compete was $454,634, net of $1,136,580 in accumulated amortization expense, as of June 30, 2019. The carrying value of the Covenant Not to Compete was $568,929, net of $1,022,922 in accumulated amortization expense, as of December 31, 2018.

Following is a schedule of future amortization amounts during the remaining life of the Covenant Not to Compete.

Year Ended June 30,
2020	$227,316
2021	227,318
2022 and thereafter	-
Total	$454,634

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

Following is a summary of the net fair value of the assets acquired in the EGEN asset acquisition for the six-month period ended June 30, 2019:

	IPR&D	Goodwill	Covenant Not To Compete
For the six-months ended June 30, 2019
Balance at January 1, 2019, net	$15,736,491	$1,976,101	$568,292
Amortization	-	-	(113,658)
Balance at June 30, 2019, net	$15,736,491	$1,976,101	$454,634

Note 9. Accrued Liabilities

Other accrued liabilities at June 30, 2019 and December 31, 2018 include the following:

	June 30, 2019	December 31, 2018
	(Unaudited)
Amounts due to contract research organizations and other contractual agreements	$1,061,448	$749,369
Accrued payroll and related benefits	1,004,120	1,592,590
Accrued professional fees	304,504	198,654
Other	19,410	45,285
Total	$2,389,482	$2,585,898

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

During the three-month period ending June 30, 2019, the Company incurred $255,182 in interest expense and amortized $94,266 as interest expense for debt discounts and end of term charges in connection with the Horizon Credit Agreement. During the six-month period ending June 30, 2019, the Company incurred $508,471 in interest expense and amortized $191,724 as interest expense for debt discounts and end of term charges in connection with the Horizon Credit Agreement. The Company incurred $10,794 in interest expense and amortized $4,237 as interest expense for debt discounts and end of term charges in connection with the Horizon Credit Agreement. during each of the three-month and six-month periods ending June 30, 2019,

Following is a schedule of future principal payments, net of unamortized debt discounts and amortized end of term charges, due on the Horizon Credit Agreement:

As of June 30,
2020	$-
2021	4,583,333
2022	5,000,000
2023	416,667
2024 and thereafter	-
Subtotal of future principal payments	10,000,000
Unamortized debt issuance costs, net	(391,239)
$9,608,761

Note 11. Stockholders’ Equity

In September 2018, the Company filed with the SEC a new $75 million shelf registration statement on Form S-3 (the “2018 Shelf Registration Statement”) (File No. 333-227236) that allows the Company to issue any combination of common stock, preferred stock or warrants to purchase common stock or preferred stock. This shelf registration was declared effective on October 12, 2018 and will expire three years from that date.

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

There are no trading volume requirements or restrictions under the Aspire Purchase Agreement, and the Company will control the timing and amount of sales of the Company’s common stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company but is obligated to make purchases from the Company as directed by the Company in accordance with the Aspire Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future funding, rights of first refusal, participation rights, penalties or liquidated damages in the Aspire Purchase Agreement. In consideration for entering into the Aspire Purchase Agreement, concurrently with the execution of the Aspire Purchase Agreement, the Company issued to Aspire Capital 164,835 shares of the Company’s common stock (the “Commitment Shares”). The Company’s policy is to record specific incremental costs directly attributable to an offering as a charge against the gross proceeds, if any, when the offering becomes effective. These Commitment Shares valued at $450,000 were recorded in September 2018 as costs of equity financing and charged against additional paid-in capital. The Aspire Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of the Company’s common stock during any time prior to the termination of the Aspire Purchase Agreement. Any proceeds from the Company receives under the Aspire Purchase Agreement are expected to be used for working capital and general corporate purposes. During 2018, the Company sold and issued an aggregate of 100,000 shares under the Aspire Purchase Agreement, receiving approximately $0.2 million. The Company sold and issued an aggregate of 1.9 million shares under the Aspire Purchase Agreement, receiving approximately $3.9 million during the first six months of 2019. Subsequent to June 30, 2019 and through August 13, 2019, the Company sold 300,000 shares under the Aspire Purchase Agreement, receiving approximately $0.5 million in additional gross proceeds. As of June 30, 2019, the Company has $10.5 million remaining under the Aspire Purchase Agreement.

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

The Shares will be issued pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-227236), the base prospectus dated October 12, 2018, filed as part of such Registration Statement, and the prospectus supplement dated December 4, 2018, filed by Celsion with the Securities and Exchange Commission. The Company did not sell any shares under the Capital on Demand Agreement as of December 31, 2018. During the first six months of 2019, the Company sold and issued an aggregate of 259,961 shares under the Capital on Demand Agreement, receiving approximately $0.6 million in net proceeds. Subsequent to June 30, 2019 and through August 13, 2019, the Company sold approximately 85,000 shares under the Capital on Demand Agreement, receiving approximately $154,000 in additional net proceeds. As of June 30, 2019, the Company has $15.4 million remaining under the Capital on Demand Agreement.

Controlled Equity Offering

On February 1, 2013, the Company entered into a Controlled Equity Offering SM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which the Company could offer and sell, from time to time, through Cantor, shares of its common stock having an aggregate offering price of up to $25.0 million (the “ATM Shares”) pursuant to the registration statement on Form S-3 (File No. 333-183286). Under the ATM Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Capital Market, on any other existing trading market for the Company’s common stock or to or through a market maker. On October 10, 2018, the Company delivered notice to Cantor terminating the ATM effective as of October 20, 2018. The Company has no further obligations under the ATM Agreement. From February 1, 2013 through the date of the termination of the ATM Agreement, the Company sold and issued an aggregate of 1,784,396 shares of common stock under the ATM Agreement, receiving approximately $12.8 million in gross proceeds. During 2018 through the date of its termination in October 2018, the Company received approximately $1.2 million in proceeds from the sale of 457,070 shares of common stock under the ATM Agreement.

Note 12. Stock-Based Compensation

The Company has long-term compensation plans that permit the granting of equity based-awards in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, other stock awards, and performance awards.

At the 2018 Annual Stockholders Meeting of the Company held on May 15, 2018, stockholders approved the Celsion Corporation 2018 Stock Incentive Plan (the “2018 Plan”). The 2018 Plan, as adopted, permits the granting of 2,700,000 shares of Celsion common stock as equity awards in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, other stock awards, performance awards, or in any combination of the foregoing. At the 2019 Annual Stockholders Meeting of the Company held on May 14, 2019, stockholders approved an amendment to the 2018 Plan whereby the Company increased the number of common stock shares available by 1,200,000 to a total of 3,900,000 under the 2018 Plan, as amended. Prior to the adoption of the 2018 Plan, the Company had maintained the Celsion Corporation 2007 Stock Incentive Plan (the “2007 Plan”).

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

As of June 30, 2019, there was a total of 4,582,893 shares of Celsion common stock reserved for issuance under the 2018 Plan which were comprised of 3,710,386 shares of Celsion common stock subject to equity awards previously granted under the 2018 Plan and 2007 Plan and 872,507 shares of Celsion common stock available for future issuance under the 2018 Plan. As of June 30, 2019, there was a total of 259,506 of Celsion common stock subject to outstanding inducement awards.

Total compensation cost related to stock options and restricted stock awards amounted to $622,697 and $3,217,633 for the three-month periods ended June 30, 2019, and 2018, respectively. Of these amounts, $239,407 and $1,056,866 was charged to research and development during the three-month periods ended June 30, 2019 and 2018, respectively, and $383,290 and $2,160,767 was charged to general and administrative expenses during the three-month periods ended June 30, 2019 and 2018, respectively. Total compensation cost related to stock options and restricted stock awards amounted to $1,313,842 and $3,387,141 for the six-month periods ended June 30, 2019, and 2018, respectively. Of these amounts, $479,794 and $1,109,188 was charged to research and development during the six-month periods ended June 30, 2019 and 2018, respectively, and $834,048 and $2,277,953 was charged to general and administrative expenses during the six-month periods ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, there was $2.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.5 years. The weighted average grant date fair values of the stock options granted during the six-month periods ended June 30, 2019 and 2018 was $1.88 and $2.23, respectively.

A summary of stock option awards and restricted stock grants for the six-months ended June 30, 2019 is presented below:

	Stock Options		Restricted Stock Awards		Weighted Average
	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Contractual Terms of Equity Awards (in years)
Equity awards outstanding at January 1, 2019	3,148,743	$2.67	22,500	$2.72

Equity awards granted	805,004	$2.16	15,500	$2.17

Vested and issued	-	$-	(10,500)	$2.49

Equity awards forfeited, cancelled or expired	(11,355)	$2.37	-	$-

Equity awards outstanding at June 30, 2019	3,942,392	$2.56	27,500	$2.30	8.9

Aggregate intrinsic value of outstanding equity awards at June 30, 2019	$-		$27,500

Equity awards exercisable at June 30, 2019	2,420,261	$2.77			8.7

Aggregate intrinsic value of equity awards exercisable at June 30, 2019	$50,050

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

	Six Months Ended June 30,
	2019	2018
Risk-free interest rate	2.42% - 2.65%	3.08%
Expected volatility	101.3 -106.2%	99.9 - 100.0%
Expected life (in years)	7.5 - 9.3	9.5-10.0
Expected dividend yield	-%	-%

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

On March 28, 2019, the Company and EGWU, Inc, entered into the Amended Asset Purchase Agreement. Pursuant to the Amended Asset Purchase Agreement, payment of the earnout milestone liability related to the Ovarian Cancer Indication of $12.4 million has been modified. The Company has the option to make the payment as follows:

a)	$7.0 million in cash within 10 business days of achieving the milestone; or

b)	$12.4 million in cash, common stock of the Company, or a combination of either, within one year of achieving the milestone.

The Company provided EGWU, Inc. 200,000 warrants to purchase common stock at a strike price of $0.01 per warrant share as consideration for entering into this amended agreement. The warrant shares have no expiration and were fair valued at $2.00 using the closing price of a share of Celsion stock on the date of issuance offset by the exercise price and recorded as a non-cash expense in the income statement and were classified as equity on the balance sheet.

As of June 30, 2019, March 31, 2019 and December 31, 2018, the Company fair valued the earn-out milestone liability at $5.9 million, $5.8 million and $8.9 million, respectively and recognized a non-cash charge for the three month period ended June 30, 2019 and a non-cash benefit of $3.0 million for the six month period ended June 30, 2019. In assessing the earnout milestone liability at March 31, 2019 and June 30, 2019, the Company the fair valued each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 80% and 20% probability for the $7.0 million and the $12.4 million payments, respectively.

As of June 30, 2018, March 31, 2018, and December 31, 2017, the Company fair valued these milestones at $13.1 million, $12.8 million and $12.5 million, respectively, and recognized a non-cash charge of $270,195 and 547,324 during the three and six-month periods ended June 30, 2018, respectively, as a result of the change in the fair value of these milestones from December 31, 2017.

The following is a summary of the changes in the earn-out milestone liability for 2019:

Balance at January 1, 2019	$(8,907,664)
Non-cash gain from the adjustment for the change in fair value	3,002,939
Balance at June 30, 2019	$(5,904,725)

The following is a schedule of the Company’s risk-adjustment assessment of each milestone:

Date	Risk-adjustment Assessment of achieving each Milestone	Discount Rate	Estimated Time to Achieve

June 30, 2019	80%	9%	0.75 to 1.75 years
March 31, 2019	80%	9%	1.00 to 2.00 years
December 31, 2018	80%	9%	1.25 years

June 30, 2019	35% to 80%	9%	0.83 to 1.00 years
March 31, 2018	35% to 80%	9%	1.08 to 1.25 years
December 31, 2017	35% to 80%	9%	1.33 to 1.50 years

Note 14. Warrants

Common Stock Warrants

Following is a summary of all warrant activity for the six months ended June 30, 2019:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price

Warrants outstanding at December 31, 2018	1,593,162	$5.36
Warrants issued during the six months ended June 30, 2019 (see Note 13)	200,000	$0.01
Warrants expired during the six months ended June 30, 2019	(1,167,064)	$6.32

Warrants outstanding at June 30, 2019	626,098	$1.87

Aggregate intrinsic value of outstanding warrants at June 30, 2019	$362,000

Schedule of weighted average remaining contractual terms at June 30, 2019	Number of Warrants Issued	Weighted Average Exercise Price	Weighted Average Contractual Terms Remaining

Warrants provided to EGWU, Inc (Note 13)	200,000	$0.01	No expiration

All other warrants outstanding	426,098	$2.74	5.8 years

Note 15. Leases

In July 2011, the Company executed a lease (the “Lease”) with Brandywine Operating Partnership, L.P. (Brandywine), a Delaware limited partnership for a 10,870 square foot premises located in Lawrenceville, New Jersey. In October 2011, the Company relocated its offices to Lawrenceville, New Jersey from Columbia, Maryland. The Lease had an initial term of 66 months. In late 2015, Lenox Drive Office Park LLC, purchased the real estate and office building and assumed the Lease. This Lease was set to expire on April 30, 2017. In April 2017, the Company and the landlord amended the Lease effective May 1, 2017. The 1st Lease Amendment extended the term of the agreement for an additional 64 months, reduced the premises to 7,565 square feet, reduced the monthly rent and provided four months free rent. The monthly rent ranged from approximately $18,900 in the first year to approximately $20,500 in the final year of the 1st Lease Amendment. The Company also had a one-time option to cancel the lease as of the 40th month after the commencement date of the 1st Lease Amendment and must provide the landlord notice by the 28th month of the lease. Effective January 9, 2019, the Company amended the current terms of the 1st Lease Amendment to increase the size of the premises by 2,285 square feet to 9,850 square feet and also extended the lease term by one year to September 1, 2023. In conjunction with this 2nd Lease Amendment, we agreed to modify our one-time option to cancel the lease as of the end of August 2021 and we must provide notice to the landlord by the end of August 2020. The monthly rent will range from approximately $25,035 in the first year to approximately $27,088 in the final year of the 2nd Lease Amendment.

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

Following is a table of the lease payments and maturity of our operating lease liabilities as of June 30, 2019:

For the year ending December 31,
Remainder of 2019	$261,263
2020	525,809
2021	530,734
2022	535,579
2023	233,117
2024 and thereafter	-
Subtotal future lease payments	2,086,502
Less imputed interest	(376,736)
Total lease liabilities	$1,709,766

Weighted average remaining life	3.95 years

Weighted average discount rate	9.98%

For the three-month and six-month periods ended June 30, 2019, operating lease cost was $130,595 and $261,190, respectively. During the three-month and six-month periods ended June 30, 2019, cash paid for operating leases included in operating cash flows was $118,415 and 224,585, respectively. For the three-month and six-month periods ended June 30, 2018, operating lease cost was $109,554 and 224,553 respectively. During the three-month and six-month periods ended June 30, 2018, cash paid for operating leases included in operating cash flows was $111,662 and $228,138, respectively.

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

We completed enrollment of 556 patients in the Phase III OPTIMA Study in August 2018. Data for the study will be reviewed as it matures up to two interim analyses expected to be conducted in the second half of 2019 and in the first half of 2020. We expect that the final efficacy analysis, if necessary, will be completed in the first half of 2021. If the study proves to provide a clinically meaningful improvement in overall survival, Celsion will immediately apply for marketing authorization in the US, Europe and China. ThermoDox® has received U.S. FDA Fast Track Designation and has been granted orphan drug designation for primary liver cancer in both the U.S. and the EU. Additionally, the U.S. FDA has provided ThermoDox® with a 505(b)(2) registration pathway. Subject to a successful trial, the OPTIMA Study has been designed to support registration in all key primary liver cancer markets. We fully expect to submit registrational applications in the U.S., Europe and China. We expect to submit and believes that applications will be accepted in South Korea, Taiwan and Vietnam, three other significant markets for ThermoDox® if it were to receive approval in Europe, China or the U.S.

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

On August 5, 2019, the Company announced that the prescribed number of events has been reached for the first prespecified interim analysis of the OPTIMA Phase III Study with ThermoDox® plus RFA in patients with HCC, or primary liver cancer. Following preparation of the data, the first interim analysis will be conducted by the Independent Data Monitoring Committee (iDMC). The Company expects the iDMC meeting to occur by mid-October. This timeline is consistent with the Company’s stated expectations and is necessary to provide a full and comprehensive data set that may represent the potential for a successful trial outcome. Celsion expects to announce iDMC recommendations as soon as possible after the meeting. In accordance with the statistical plan, this initial interim analysis has a target of 118 events, or 60% of the total number required for the final analysis. At the time of the data cutoff, the Company received reports of 128 events. The hazard ratio for success at 128 events is approximately 0.63, which represents a 37% reduction in the risk of death compared with RFA alone and is consistent with the 0.65 hazard ratio that was observed in the prospective HEAT Study subgroup, which demonstrated a two-year overall survival advantage and a median time to death of more than seven and a half years.

On August 13, 2019, the Company announced that results from an independent analysis of the Company’s ThermoDox® HEAT Study conducted by the National Institutes of Health (NIH) were published in the peer-reviewed publication, Journal of Vascular and Interventional Radiology. The analysis was conducted by the intramural research program of the NIH and the NIH Center for Interventional Oncology (CIO), with the full data set from the Company’s HEAT Study. The analysis evaluated the full data set to determine if there was a correlation between baseline tumor volume and radiofrequency ablation (RFA) heating time (minutes/tumor volume in milliliters), with or without ThermoDox® treatment, for patients with HCC. The NIH analysis was conducted under the direction of Dr. Bradford Wood, MD, Director, NIH Center for Interventional Oncology and Chief, NIH Clinical Center Interventional Radiology.

The article titled, “RFA Duration Per Tumor Volume May Correlate With Overall Survival in Solitary Hepatocellular Carcinoma Patients Treated With RFA Plus Lyso-thermosensitive Liposomal Doxorubicin,” discussed the NIH analysis of results from 437 patients in the HEAT Study (all patients with a single lesion representing 62.4% of the study population). The key finding was that increased RFA heating time per tumor volume significantly improved overall survival (OS) in patients with single-lesion HCC who were treated with RFA plus ThermoDox®, compared to patients treated with RFA alone. A one-unit increase in RFA duration per tumor volume was shown to result in about a 20% improvement in OS for patients administered ThermoDox®, compared to RFA alone. The authors conclude that increasing RFA heating time in combination with ThermoDox® significantly improves OS and establishes an improvement of over two years versus the control arm when the heating time per milliliter of tumor is greater than 2.5 minutes. This finding is consistent with the Company’s own results, which defined the optimized RFA procedure as a 45-minute treatment for tumors with a diameter of 3 centimeters. Thus, the NIH analysis lends support to the hypothesis underpinning the OPTIMA Study.

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

On March 28, 2019, the Company entered into an amendment to the Asset Purchase Agreement discussed in Note 8 (the “Amended Asset Purchase Agreement”) with EGWU, Inc. Pursuant to the Amended Asset Purchase Agreement, payment of the earnout milestone liability related to the Ovarian Cancer Indication of $12.4 million has been modified. The Company has the option to make the payment as follows:

a)	$7.0 million in cash within 10 business days of achieving the milestone; or

b)	$12.4 million in cash, common stock of the Company, or a combination of either, within one year of achieving the milestone.

The Company provided EGWU, Inc. 200,000 warrants to purchase common stock at a strike price of $0.01 per warrant share as consideration for entering into this amended agreement. The warrant shares have no expiration and were fair valued at $2.00 using the closing price of a share of Celsion stock on the date of issuance offset by the exercise price and recorded as a non-cash expense in the income statement and were classified as equity on the balance sheet.

Acquired In-process Research and Development

Acquired in-process research and development (IPR&D) consists of EGEN’s drug technology platforms: TheraPlas and TheraSilence. The fair value of the IPR&D drug technology platforms was estimated to be $24.2 million as of the acquisition date. As of the closing of the acquisition, the IPR&D was considered indefinite-lived intangible assets and will not be amortized. IPR&D is reviewed for impairment at least annually as of our third quarter ended September 30, and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. On December 31, 2016, the Company determined one of its IPR&D assets related to its RNA delivery system was impaired and wrote off its fair value, incurring a non-cash charge of $1.4 million during 2016. During its annual assessments on September 30, 2017 and 2018, the Company determined its IPR&D asset related to its glioblastoma multiforme cancer (GBM) product candidate, originally fair valued at $9.4 million on the date of acquisition, was impaired and wrote this asset’s carrying value down to $2.4 million collectively after those two assessments, incurring non-cash charges of $2.5 million and $4.5 million during 2017 and 2018, respectively. At September 30, 2018 and 2017, the Company evaluated its IPR&D of the ovarian cancer indication and concluded that it is not more likely than not that the asset is impaired. As no other indicators of impairment existed during the fourth quarter of 2018 and thus far in 2019, the Company concluded none of the other IPR&D assets were impaired at December 31, 2018 and June 30, 2019. The carrying amount of the ovarian cancer indication was $13.3 million at June 30, 2019 and December 31, 2018.

Covenants Not To Compete

Pursuant to the EGEN Purchase Agreement, EGEN provided certain covenants (“Covenant Not To Compete”) to the Company whereby EGEN agreed, during the period ending on the seventh anniversary of the closing date of the acquisition on June 20, 2014, not to enter into any business, directly or indirectly, which competes with the business of the Company nor will it contact, solicit or approach any of the employees of the Company for purposes of offering employment. The Covenant Not to Compete, which was valued at approximately $1.6 million at the date of the EGEN asset acquisition, has a definitive life and is amortized on a straight-line basis over its life of 7 years. The Company recognized amortization expense of $56,829 in each of the three-month periods ended June 30, 2019 and 2018. The Company recognized amortization expense of $113,658 in each of the six-month periods ended June 30, 2019 and 2018. The carrying value of the Covenant Not to Compete was $454,634, net of $1,136,580, as of June 30, 2019. The carrying value of the Covenant Not to Compete was $568,929, net of $1,022,922 in accumulated amortization expense, as of December 31, 2018.

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

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the FDA. We have not generated significant revenue and have incurred significant net losses in each year since our inception. As of June 30, 2019, we have incurred approximately $282 million of cumulative net losses. As of June 30, 2019, we had approximately $21.8 million in cash, investment securities and interest receivable. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

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

With $21.8 million in cash, investment securities and interest receivable at June 30, 2019 coupled with future sales of the Company’s New Jersey NOL’s and, as more fully described in Note 11, the remaining availability under the Capitol on Demand™ with JonesTrading Institutional Services LLC and the common stock purchase agreement with Aspire Capital Fund LLC, the Company believes it has sufficient capital resources to fund its operations into the first quarter of 2021. The Company will be required to obtain additional funding to continue development of its current product candidates within the anticipated time periods, if at all, and to continue to fund operations.

Financing Overview

Equity and Debt Financings

During 2018 and thus far in 2019, we entered into a $10 million loan facility and we issued a total of 3.7 million shares of common stock in the following equity transactions for an aggregate $5.5 million in gross proceeds.

●	On June 27, 2018, the Company entered into the Horizon Credit Agreement with Horizon that provided $10 million in new capital. The Company drew down $10 million upon closing of the Horizon Credit Agreement on June 27, 2018. The Company anticipates that it will use the funding provided under the Horizon Credit Agreement for working capital and advancement of its product pipeline. The obligations under the Horizon Credit Agreement are secured by a first-priority security interest in substantially all assets of Celsion other than intellectual property assets. The obligations will bear interest at a rate calculated based on one-month LIBOR plus 7.625%. Payments under the loan agreement are interest only for the first twenty-four (24) months after loan closing, followed by a 24-month amortization period of principal and interest through the scheduled maturity date.

●	On August 31, 2018, the Company entered into the Aspire Purchase Agreement with Aspire Capital Fund which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock over the 24-month term of the Aspire Purchase Agreement. On October 12, 2018, the Company filed with the SEC a prospectus supplement to the 2018 Shelf Registration Statement registering all of the shares of common stock that may be offered to Aspire Capital from time to time. The timing and amount of sales of the Company’s common stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company but is obligated to make purchases from the Company as directed by the Company in accordance with the Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future funding, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 164,835 Commitment Shares. The Aspire Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. Any proceeds from the Company receives under the Aspire Purchase Agreement are expected to be used for working capital and general corporate purposes. During 2018 and as of June 30, 2019, the Company sold and issued an aggregate of 2.2 million shares under the Purchase Agreement, receiving approximately $4.5 million.

●	On October 29, 2018, the Company and certain investors holding warrants to purchase 1.6 million shares collectively of the Company’s common stock received in the February 27, 2017 Public Offering and the October 2017 Underwritten Offering, entered into warrant exchange agreements whereby the Company issued 820,714 shares collectively of common stock to these investors in exchange for the warrants. After the warrant exchange, warrants outstanding totaled 1.6 million with a weighted average exercise price of $5.75 per share. Approximately 1.2 million of these outstanding warrants with a strike price of $6.20 per share expired on April 4, 2019.

●	On December 4, 2018, the Company entered into a new Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC, as sales agent (“JonesTrading”), pursuant to which the Company may offer and sell, from time to time, through JonesTrading shares of common stock having an aggregate offering price of up to $16.0 million. The Company intends to use the net proceeds from the offering, if any, for general corporate purposes, including research and development activities, capital expenditures and working capital. The Company is not obligated to sell any common stock under the Capital on Demand Agreement and, subject to the terms and conditions of the Capital on Demand Agreement, JonesTrading will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The Nasdaq Capital Market, to sell common stock from time to time based upon the Company’s instructions, including any price, time or size limits or other customary parameters or conditions the Company may impose. Under the Capital on Demand Agreement, JonesTrading may sell common stock by any method deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Capital on Demand Agreement will terminate upon the earlier of (i) the sale of all shares of our common stock subject to the Sales Agreement, and (ii) the termination of the Capital on Demand Agreement by JonesTrading or Celsion. The Capital on Demand Agreement may be terminated by JonesTrading or the Company at any time upon 10 days’ notice to the other party, or by JonesTrading at any time in certain circumstances, including the occurrence of a material adverse change in the Company. During 2018 and as of June 30, 2019, the Company sold and issued an aggregate of 259,961 shares under the Capital on Demand Agreement, receiving approximately $0.6 million.

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

In August 2018, the SEC issued a final rule to simplify certain disclosure requirements. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. In August and September 2018, further amendments were issued to provide implementation guidance on adoption of the SEC rule and transition guidance for the new interim stockholders’ equity disclosure. We adopted this amended guidance in the first quarter of 2019. The adoption of this amended guidance resulted in us disclosing the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three-month and six-month periods ending June 30, 2019 and 2018.

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

FINANCIAL REVIEW FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Results of Operations

For the three months ended June 30, 2019, our net loss was $5.9 million compared to a net loss of $8.2 million for the same period of 2018. For the six months ended June 30, 2019, our net loss was $8.3 million compared to a net loss of $12.7 million for the same period of 2018.

With $21.8 million in cash, investment securities and interest receivable at June 30, 2019 coupled with future sales of the Company’s New Jersey NOL’s and, as more fully described in Note 11, the remaining availability under the Capitol on Demand™ with JonesTrading Institutional Services LLC and the common stock purchase agreement with Aspire Capital Fund LLC, the Company believes it has sufficient capital resources to fund its operations into the first quarter of 2021.

	Three Months Ended June 30,
	(In thousands)		Change Increase (Decrease)
	2019	2018		%
Licensing Revenue:	$125	$125	$-	-%

Operating Expenses:
Clinical Research	2,327	3,149	(822)	(26.1)%
Chemistry, Manufacturing and Controls	1,231	1,445	(214)	(14.8)%
Research and development expenses	3,558	4,594	(1,036)	(22.6)%
General and administrative expenses	2,137	3,542	(1,405)	(39.7)%
Total operating expenses	5,695	8,136	(2,441)	(30.0)%
Loss from operations	$(5,570)	$(8,011)	$2,441	30.5%

	Six Months Ended June 30,
	(In thousands)		Change Increase (Decrease)
	2019	2018		%
Licensing Revenue:	$250	$250	$-	-%

Operating Expenses:
Clinical Research	4,108	5,032	(924)	(18.4)%
Chemistry, Manufacturing and Controls	2,218	2,303	(85)	(23.9)%
Research and development expenses	6,326	7,335	(1,009)	(13.8)%
General and administrative expenses	4,354	5,207	(853)	(16.4)%
Total operating expenses	10,680	12,542	(1,862)	(14.8)%
Loss from operations	$(10,430)	$(12,292)	$1,862	15.5%

Comparison of the Three Months Ended June 30, 2019 and 2018

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten-year term of the agreement; therefore, we recorded deferred revenue of $125,000 in each of the second quarters of 2019 and 2018.

Research and Development Expenses

Research and development (“R&D”) expenses decreased by $1.0 million to $3.6 million in the second quarter of 2019 from $4.6 million in the same period of 2018. Costs associated with the OPTIMA Study decreased by $0.8 million to $1.2 million in the second quarter of 2019 compared to $2.0 million in the same period of 2018. This decrease resulted from the completion of enrollment for the OPTIMA Study during the third quarter of 2018. Costs associated the OVATION 2 Study of $0.1 million in the second quarter of 2019 were consistent with the same period of 2018. Regulatory costs were $0.4 million in the second quarter of 2019 compared to $0.1 million in the same period of 2018. Other clinical costs decreased by $0.4 million to $0.6 million in the second quarter of 2019 compared to $1.0 million in the same period of 2018. Costs associated with the production of ThermoDox® were $0.4 million in each of the second quarters of 2019 and 2018. R&D costs associated with the development of GEN-1 to support the OVATION Studies decreased by $0.2 million to $0.8 million the second quarter of 2019 compared to $1.0 million in the same period of 2018.

General and Administrative Expenses

General and administrative expenses decreased to $2.1 million in the second quarter of 2019 compared to $3.5 million in the same period of 2018. This decrease is mostly attributable to a decrease in personnel costs of approximately $1.6 million which included a $1.8 million decrease in non-cash stock compensation expense partially offset by an increase in personnel in the second quarter of 2019 compared to the same period of 2018.

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

On March 28, 2019, the Company and EGWU, Inc, entered into the Amended Asset Purchase Agreement discussed in Note 8. Pursuant to the Amended Asset Purchase Agreement, payment of the earnout milestone liability related to the Ovarian Cancer Indication of $12.4 million has been modified. The Company has the option to make the payment as follows:

a)	$7.0 million in cash within 10 business days of achieving the milestone; or

b)	$12.4 million in cash, common stock of the Company, or a combination of either, within one year of achieving the milestone.

The Company provided EGWU, Inc. 200,000 warrants to purchase common stock at a strike price of $0.01 per warrant share as consideration for entering into the amended agreement. These warrant shares have no expiration and were fair valued at $2.00 using the closing price of a share of Celsion stock on the date of issuance offset by the exercise price and recorded as an expense in the income statement and were classified as equity on the balance sheet.

At March 31, 2019, the Company fair valued the earn-out milestone liability at $5.8 million. At June 30, 2019, the Company fair valued the earnout milestone liability at $5.9 million and recognized a non-cash charge of $0.1 million during the three months ended June 30, 2019 as a result of the change in fair value of the earnout milestone liability at December 31, 2018. In assessing the earnout milestone liability at June 30, 2019, the Company the fair valued each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 80% and 20% probability for the $7.0 million and the $12.4 million payments, respectively.

As of June 30, 2018, and March 31, 2018, the Company fair valued these milestones at $13.1 million and $12.8 million, respectively, and recognized a non-cash charge of $0.3 million during the three months ended June 30, 2018 as a result of the change in the fair value of these milestones from March 31, 2018.

Investment income and interest expense

The Company realized $0.1 million of interest income from its short-term investments during each of the second quarters of 2019 and 2018.

The Company entered into a new loan facility with Horizon Technology Finance Corporation on June 27, 2018. In connection with this debt facility the Company incurred $0.3 million in interest expense in the second quarter of 2019. Interest expense was insignificant during the same period of 2018.

Comparison of the Six Months Ended June 30, 2019 and 2018

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten-year term of the agreement; therefore, we recorded deferred revenue of $250,000 in each of the six months ended June 30, 2019 and 2018.

Research and Development Expenses

Research and development (“R&D”) expenses decreased by $1.0 million to $6.3 million in the six months ended June 30, 2019 from $7.3 million in the same period of 2018. Costs associated with the OPTIMA Study decreased by $1.2 million to $2.1 million in the six months ended June 30, 2019 compared to $3.3 million in the same period of 2018. This decrease resulted from the completion of enrollment for the OPTIMA Study during the third quarter of 2018. Costs associated the OVATION 2 Study of $0.2 million in the six months ended June 30, 2019 were consistent with the same period of 2018. Regulatory costs were $0.6 million in the six months ended June 30, 2019 compared to $0.2 million in the same period of 2018. Other clinical costs decreased by $0.2 million to $1.2 million in the six months ended June 30, 2019 compared to $1.4 million in the same period of 2018. Costs associated with the production of ThermoDox® were $0.7 million in each of the six months ended June 30, 2019 and 2018. R&D costs associated with the development of GEN-1 to support the OVATION Studies decreased by $0.1 million to $1.5 million in the six months ended June 30, 2019 compared to $1.6 million in the same period of 2018.

General and Administrative Expenses

General and administrative expenses decreased to $4.4 million in the six months ended June 30, 2019 compared to $5.2 million in the same period of 2018. This decrease is mostly attributable to a decrease in personnel costs of approximately $1.6 million which included a $1.5 million decrease in non-cash stock compensation expense partially offset by an increase in personnel in the six months ended June 30, 2019 compared to the same period of 2018.

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

At December 31, 2018, the Company fair valued the earn-out milestone liability at $8.9 million. At June 30, 2019, the Company fair valued the earnout milestone liability at $5.9 million and recognized a non-cash benefit of $3.0 million during the six months ended June 30, 2019 as a result of the change in fair value of the earnout milestone liability at December 31, 2018. In assessing the earnout milestone liability at June 30, 2019, the Company the fair valued each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 80% and 20% probability for the $7.0 million and the $12.4 million payments, respectively.

As of June 30, 2018, and December 31, 2017, the Company fair valued these milestones at $13.1 million and $12.5 million, respectively, and recognized a non-cash charge of $547,324 during the six months ended June 30, 2018 as a result of the change in the fair value of these milestones from December 31, 2017.

Investment income and interest expense

The Company realized $0.3 million and $0.1 million of interest income from its short-term investments during the six months ended June 30, 2019 and 2018.

The Company entered into a new loan facility with Horizon Technology Finance Corporation on June 27, 2018. In connection with this debt facility the Company incurred $0.7 million in interest expense in the six months ended June 30, 2019. Interest expense was insignificant during the same period of 2018.

Financial Condition, Liquidity and Capital Resources

Since inception we have incurred significant losses and negative cash flows from operations. We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities and amounts received under our product licensing agreement with Yakult and our technology development agreement with Hisun. The process of developing and commercializing ThermoDox®, GEN-1 and other product candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts. We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future. Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $282 million at June 30, 2019.

At June 30, 2019 we had total current assets of $23.1 million (including cash, cash equivalents and short-term investments and related interest receivable on short-term investments of $21.8 million) and current liabilities of $6.6 million, resulting in net working capital of $15.2 million. At December 31, 2018 we had total current assets of $28.1 million (including cash, cash equivalents and short-term investments and related interest receivable on short-term investments of $27.7 million) and current liabilities of $6.1 million, resulting in net working capital of $22.0 million. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

Net cash used in operating activities for the first six months of 2019 was $10.2 million. Net cash used in investing activities was $1.6 million during the first six months of 2019 as the Company invested liquid funds into short-term investments. Net cash provided by financing activities was $4.5 million during the first six months of 2019 from net proceeds received through the sale of our common stock under the common stock purchase and sales facilities with Aspire Capital Fund, LLC. and JonesTrading International, LLC.

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

Item 4. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2019, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the SEC.

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

Since our inception, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $282 million at June 30, 2019. For the year ended December 31, 2018 and the six months ended June 30, 2019, we incurred a net loss of $11.9 million, and $8.3 million, respectively. We currently have no product revenue and do not expect to generate any product revenue for the foreseeable future. Because we are committed to continuing our product research, development, clinical trial and commercialization programs, we will continue to incur significant operating losses unless and until we complete the development of ThermoDox®, GEN-1 and other new product candidates and these product candidates have been clinically tested, approved by the United States Food and Drug Administration (FDA) and successfully marketed. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, us or our collaborators successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we or our collaborators are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the year ended December 31, 2018 and the six-months ended June 30, 2019, we incurred a net loss of $11.9 million, and $8.3 million, respectively. We have incurred approximately $282 million of cumulative net losses. As of June 30, 2019, we had approximately $21.8 million in cash and short-term investments including interest receivable.

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

Moreover, we cannot predict what healthcare reform initiatives may be adopted in the future. Further, federal and state legislative and regulatory developments are likely, and we expect ongoing initiatives in the United States to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from our product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospect. The closing price of our common stock as reported on The Nasdaq Capital Market had a high price of $3.48 and a low price of $1.35 in the 52-week period ended December 31, 2018, and a high price of $2.46 and a low price of $1.64 from January 1, 2019 through August 13, 2019. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of August 13, 2019, we had 21,387,418 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, all of the shares of common stock issuable upon exercise of warrants will be freely tradable without restriction or further registration upon issuance.

Our stockholders may experience significant dilution as a result of future equity offerings or issuances and exercise of outstanding options and warrants.

In order to raise additional capital or pursue strategic transactions, we may in the future offer, issue or sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock, including the issuance of common stock in relation to the achievement, if any, of milestones triggering our payment of earn-out consideration in connection with the EGEN asset acquisition. Our stockholders may experience significant dilution as a result of future equity offerings or issuances. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders. As of August 13, 2019, we have a significant number of securities convertible into, or allowing the purchase of, our common stock, including 626,098 shares of common stock issuable upon exercise of warrants outstanding, 3,984,892 options to purchase shares of our common stock and restricted stock awards outstanding, and 857,507 shares of common stock reserved for future issuance under our stock incentive plan.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Amendment to the Celsion Corporation 2018 Stock Incentive Plan incorporated by reference to the Current Report on Form 8K of the Company filed on May 15, 2019.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders’ Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

**	XBRL information is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2019	CELSION CORPORATION

Registrant

	By:	/s/ Jeffrey W. Church
Jeffrey W. Church
Executive Vice President and Chief Financial Officer

	By:	/s/ Michael H. Tardugno
Michael H. Tardugno
Chairman, President and Chief Executive Officer

