Form 10-Q
period 2019-09-30
Celsion CORP
filed 2019-11-14
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 13, 2019, the Registrant had 22,755,818 shares of common stock, $0.01 par value per share, outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,522,086	$13,353,543
Investment securities - available for sale, at fair value	10,290,378	14,257,998
Accrued interest receivable on investment securities	26,971	68,309
Advances and deposits on clinical programs and other current assets	1,271,670	451,293
Total current assets	20,111,105	28,131,143

Property and equipment (at cost, less accumulated depreciation of $3,059,285 and $2,968,259, respectively)	430,046	184,627

Other assets:
In-process research and development, net	15,736,491	15,736,491
Goodwill	1,976,101	1,976,101
Operating lease right-of-use assets, net	1,521,869	─
Other intangible assets, net	397,805	568,292
Deposits and other assets	390,433	258,933
Total other assets	20,022,699	18,539,817

Total assets	$40,563,850	$46,855,587

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

(Continued)

	September 30, 2019	December 31, 2018
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable ─ trade	$3,935,750	$3,020,638
Other accrued liabilities	2,396,773	2,585,898
Notes payable – current portion, net of deferred financing costs	579,480	─
Operating lease liability - current portion	377,005	─
Deferred revenue - current portion	500,000	500,000
Total current liabilities	7,789,008	6,106,536

Earn-out milestone liability	5,818,843	8,907,664
Note Payable, net of deferred financing costs	9,126,739	9,417,037
Operating lease liability - non-current portion	1,244,710	─
Deferred revenue - non-current portion	1,125,000	1,500,000
Other liabilities - non-current	─	63,278
Total liabilities	25,104,300	25,994,515

Commitments and contingencies	─	─

Stockholders’ equity:

Preferred Stock - $0.01 par value (100,000 shares authorized, and no shares issued or outstanding at September 30, 2019 and December 31, 2018)	─	─

Common stock - $0.01 par value (112,500,000 shares authorized; 22,002,752 and 18,832,168 shares issued at September 30, 2019 and December 31, 2018, respectively, and 22,002,418 and 18,831,834 shares outstanding at September 30, 2019 and December 31, 2018, respectively)	220,028	188,322
Additional paid-in capital	302,704,656	294,393,313
Accumulated other comprehensive gain	34,075	29,872
Accumulated deficit	(287,414,021)	(273,665,247)
Total stockholders’ equity before treasury stock	15,544,738	20,946,260

Treasury stock, at cost (334 shares at September 30, 2019 and December 31, 2018)	(85,188)	(85,188)
Total stockholders’ equity	15,459,550	20,861,072

Total liabilities and stockholders’ equity	$40,563,850	$46,855,587

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Licensing revenue	$125,000	$125,000	$375,000	$375,000

Operating expenses:
Research and development	3,674,239	2,187,317	9,999,972	9,521,937
General and administrative	1,838,287	1,959,903	6,192,835	7,167,740
Total operating expenses	5,512,526	4,147,220	16,192,807	16,689,677

Loss from operations	(5,387,526)	(4,022,220)	(15,817,807)	(16,314,677)

Other (expense) income:
Gain from change in valuation of earn-out milestone liability	85,882	4,114,995	3,088,821	3,567,671
Fair value of warrants issued in connection with amendment to modify GEN-1 earn-out milestone payments	─	─	(400,000)	─
Impairment of in-process research and development	─	(4,510,000)	─	(4,510,000)
Investment income	174,439	106,565	432,832	253,750
Interest expense	(349,602)	(345,728)	(1,049,797)	(360,759)
Other (expense) income	─	2	(2,823)	78
Total other (expense) income, net	(89,281)	(634,166)	2,069,033	(1,049,260)

Net loss	$(5,476,807)	$(4,656,386)	$(13,748,774)	$(17,363,937)

Net loss per common share Basic and diluted	$(0.25)	$(0.26)	$(0.67)	$(1.00)

Weighted average shares outstanding Basic and diluted	21,662,824	17,801,230	20,524,799	17,447,921

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Other comprehensive (loss) gain

Changes in:
Realized (gains) losses on investment securities recognized in investment income, net	$(58,068)	$(2,788)	$(68,418)	$(11,125)
Unrealized (losses) gains on investment securities, net	(2,433)	27,995	72,621	42,249

Change in unrealized (losses) gains on available for sale securities, net	(60,501)	25,207	4,203	31,124

Net loss	(5,476,807)	(4,656,386)	(13,748,774)	(17,363,937)

Comprehensive loss	$(5,537,308)	$(4,631,179)	$(13,744,571)	$(17,332,813)

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:

Net loss	$(13,748,774)	$(17,363,937)

Adjustments to reconcile net loss to net cash from operating activities;
Depreciation and amortization	537,211	261,513
Change in fair value of earn-out milestone liability	(3,088,821)	(3,567,671)
Fair value of warrants issued in connection with amendment to modify the GEN-1 earn-out milestone payments	400,000	─
Impairment of in-process research and development	─	4,510,000
Recognition of deferred revenue	(375,000)	(375,000)
Stock-based compensation costs	1,762,172	3,985,829
Shares issued in exchange for services	5,350	29,841
Amortization of deferred finance charges and debt discount associated with notes payable	289,182	101,695
Change in deferred rent liability	─	(6,009)
Net changes in:
Accrued interest on investment securities	41,338	(22,306)
Advances, deposits and other current assets	(951,877)	(281,991)
Accounts payable and accrued liabilities	486,857	(399,935)
Net cash (used in) operating activities:	(14,642,362)	(13,127,971)

Cash flows from investing activities:
Purchases of investment securities	(19,338,177)	(15,574,587)
Proceeds from sale and maturity of investment securities	23,310,000	9,750,000
Purchases of property and equipment	(336,445)	(81,778)
Net cash provided by (used for) investing activities	3,635,378	(5,906,365)

Cash flows from financing activities:
Proceeds from sale of common stock equity, net of issuance costs	6,175,527	1,236,584
Proceeds received from notes payable, net of issuance costs	─	9,725,000
Net cash provided by financing activities	6,157,527	10,961,584

Decrease in cash and cash equivalents	(4,831,457)	(8,072,752)
Cash and cash equivalents at beginning of period	13,353,543	11,444,055
Cash and cash equivalents at end of period	$8,522,086	$3,371,303

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018

Supplemental disclosures of cash flow information:
Interest paid	$760,615	$259,064

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from lease payments	$355,216	$-

Non-cash financing and investing activities
Fair value of warrants issued in connection with amendment to modify the GEN-1 earn-out milestone payments	$400,000	$-

Fair value of common stock issued as equity issuance costs and charged against paid in capital	$-	$450,000

Fair value of warrants issued in connection with the debt facility	$-	$507,116

Right of use assets obtained in exchange for lease liabilities
Operating leases	$1,797,561	$-

Realized and unrealized gains and losses, net, on investment securities	$4,203	$31,124

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2019

	Common Stock Outstanding		Additional Paid in	Treasury Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Total

Balance at July 1, 2019	21,002,295	$210,026	$300,549,511	334	$(85,188)	$94,576	$(281,937,214)	$18,831,711
Net loss	-	-	-	-	-	-	(5,476,807)	(5,476,807)
Sale of equity through equity financing facilities	985,123	9,852	1,701,615	-	-	-	-	1,711,467
Realized and unrealized gains and losses, net, on investments securities	-	-	-	-	-	(60,501)	-	(60,501)
Stock-based compensation expense	-	-	453,680	-	-	-	-	453,680
Issuance of restricted stock	15,000	150	(150)	-	-	-	-	-
Balance at September 30, 2019	22,002,418	$220,028	$302,704,656	334	$(85,188)	$34,075	$(287,414,021)	$15,459,550

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

(Unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2018

	Common Stock Outstanding		Additional Paid in	Treasury Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Total

Balance at July 1, 2018	17,746,285	$177,466	$293,549,124	334	$(85,188)	$(4,247)	$(274,489,439)	$19,147,716
Net loss	-	-	-	-	-	-	(4,656,386)	(4,656,386)
Common stock issued in connection with equity facilities	164,835	1,648	(1,648)	-	-	-	-	-
Realized and unrealized gains and losses, net, on investments securities	-	-	-	-	-	25,207	-	25,207
Stock-based compensation expense	-	-	614,528	-	-	-	-	614,528
Balance at September 30, 2018	17,911,120	$179,114	$294,162,004	334	$(85,188)	$20,960	$(279,145,825)	$15,131,065

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

(Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2019

	Common Stock Outstanding		Additional Paid in	Treasury Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Total

Balance at January 1, 2019	18,831,834	$188,322	$294,393,313	334	$(85,188)	$29,872	$(273,665,247)	$20,861,072
Net loss	-	-	-	-	-	-	(13,748,774)	(13,748,774)
Sale of equity through equity financing facilities	3,145,084	31,451	6,144,076	-	-	-	-	6,175,527
Common stock warrants issued in connection with amendment to modify GEN-1 earn-out milestone payments	-	-	400,000	-	-	-	-	400,000
Realized and unrealized gains and losses, net, on investments securities	-	-	-	-	-	4,203	-	4,203
Stock-based compensation expense	-	-	1,762,172	-	-	-	-	1,762,172
Issuance of restricted stock	25,500	255	5,095	-	-	-	-	5,350
Balance at September 30, 2019	22,002,418	$220,028	$302,704,656	334	$(85,188)	$34,075	$(287,414,021)	$15,459,550

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

(Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2018

	Common Stock Outstanding		Additional Paid in	Treasury Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Total

Balance at January 1, 2018	17,276,965	$172,772	$288,408,976	334	$(85,188)	$(10,164)	$(261,781,888)	$26,704,508
Net loss	-	-	-	-	-	-	(17,363,937)	(17,363,937)
Sale of equity through ATM purchase agreement	457,070	4,571	1,232,013	-	-	-	-	1,236,584
Common stock and warrants to purchase common stock issued in connection with equity and debt facilities	164,835	1,648	505,468					507,116
Realized and unrealized gains and losses, net, on investments securities	-	-	-	-	-	31,124	-	31,124
Stock-based compensation expense	-	-	3,985,829	-	-	-	-	3,985,829
Issuance of restricted stock	12,250	123	29,718	-	-	-	-	29,841
Balance at September 30, 2018	17,911,120	$179,114	$294,162,004	334	$(85,188)	$20,960	$(279,145,825)	$15,131,065

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Note 1. Business Description

Celsion Corporation (“Celsion” and the “Company”) is a fully integrated development stage oncology drug company focused on advancing a portfolio of innovative cancer treatments, including directed chemotherapies, DNA-mediated immunotherapy and RNA based therapies. Our lead product candidate is ThermoDox®, a proprietary heat-activated liposomal encapsulation of doxorubicin, currently in a Phase III clinical trial for the treatment of primary liver cancer (the “OPTIMA Study”). Second in our pipeline is GEN-1, a DNA-mediated immunotherapy for the localized treatment of ovarian cancer. These investigational products are based on our two platform technologies which, in addition, provide the basis for the future development of a range of therapeutics for difficult-to-treat forms of cancers. Our first platform is Lysolipid Thermally Sensitive Liposomes, a heat sensitive liposomal based dosage form that targets disease with known therapeutics in the presence of mild heat. Our second is TheraPlas, a novel nucleic acid-based treatment for local transfection of therapeutic plasmids. With these technologies we are working to develop and commercialize more efficient, effective and targeted oncology therapies that maximize efficacy while minimizing side-effects common to cancer treatments.

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiary, CLSN Laboratories, Inc, have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the three and nine-month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission (SEC) on March 29, 2019.

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

Certain reclassifications have been made to the prior year financial statements to conform to classifications used in the current year. These reclassifications had no impact on net loss, stockholder’s equity or cashflows as previously reported.

Note 3. Financial Condition and Business Plan

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the U.S. Food and Drug Administration. The Company has not generated significant revenue and have incurred significant net losses in each year since our inception. As of September 30, 2019, the Company has incurred approximately $287 million of cumulative net losses and we had approximately $18.8 million in cash, investment securities and interest receivable. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

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

Annually, the State of New Jersey enables approved technology and biotechnology businesses with New Jersey net operating tax losses the opportunity to sell these losses through the Technology Business Tax Certificate Program (the “NOL Program”), thereby providing cash to companies to help fund their operations. The Company determined it met the eligibility requirements of the NOL Program and filed its application with the New Jersey Economic Development Authority (NJEDA) in June 2018. In this application, the Company requested authorization of up to $12.5 million in tax benefits from its cumulative New Jersey net operating losses to be eligible for sale. In September 2018, the NJEDA notified the Company that its application received approval to transfer $11.1 million of tax benefits. In December 2018, the Company successfully transferred these approved tax benefits which resulted in the receipt of $10.4 million in net cash proceeds to the Company at the end of 2018. The Company has approximately $3.9 million in future tax benefits remaining under the NOL Program for future years subsequent to 2018. In September 2019, the NJEDA notified the Company that its application received approval under the NOL Program for 2019. The Company expects that the successful transfer of these credits will result in receipt of approximately $2.0 million in net cash proceeds to the Company prior to the end of 2019.

With $18.8 million in cash, investment securities and interest receivable at September 30, 2019 coupled with potential future sales of the Company’s New Jersey NOL’s and, as more fully described in Note 11, the remaining availability under the Capital on Demand Equity Facility with JonesTrading Institutional Services LLC and the Common Stock Purchase Agreement with Aspire Capital Fund LLC, the Company believes it has sufficient capital resources to fund its operations into the second quarter of 2021. The Company will be required to obtain additional funding to continue development of its current product candidates within the anticipated time periods, if at all, and to continue to fund operations.

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

In August 2018, the SEC issued a final rule to simplify certain disclosure requirements. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. In August and September 2018, further amendments were issued to provide implementation guidance on adoption of the SEC rule and transition guidance for the new interim stockholders’ equity disclosure. We adopted this amended guidance in the first quarter of 2019. The adoption of this amended guidance resulted in us disclosing the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three-month and nine-month periods ending September 30, 2019 and 2018.

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

In June 2016, the FASB issued Accounting Standard Update No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which modifies the measurement of expected credit losses on certain financial instruments. The Company will adopt ASU 2016-13 in its first quarter of 2021 utilizing the modified retrospective transition method. Based on the composition of the Company’s investment portfolio and current market conditions, the adoption of ASU 2016-13 is not expected to have a material impact on its consolidated financial statements.

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

The total number of shares of common stock issuable upon exercise of warrants, stock option grants and equity awards were 4,598,990 shares for the nine-month period ended September 30, 2019. Warrants with an exercise price of $0.01 (as more fully described in Note 13 of these financial statements) exercisable for 200,000 shares of common stock were considered issued in calculating basic loss per share. For the three-month and nine-month periods ended September 30, 2019, diluted loss per common share was the same as basic loss per common share as the other warrants and equity awards that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive.

The total number of shares of common stock issuable upon exercise of warrants and equity awards was 6,496,261 shares for the three-month and nine-month periods ended September 30, 2018. For the three-month and nine-month periods ended September 30, 2018, diluted loss per common share was the same as basic loss per common share as all options and all warrants that were exercisable into shares of the Company’s common stock were excluded from the calculation of diluted earnings attributable to common shareholders per common share as their effect would have been anti-dilutive.

The Company did not pay any dividends during the nine-month periods ended September 30, 2019 and 2018.

Note 6. Fair Value of Financial Instruments

Short-term investments available for sale were approximately $10.3 million and $14.3 million as of September 30, 2019 and December 31, 2018, respectively, and consist of corporate debt securities. These investments are valued at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in accumulated other comprehensive loss.

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

A summary of the cost, fair value and maturities of the Company’s short-term investments is as follows:

	September 30, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Short-term investments
Corporate debt securities	$10,256,303	$10,290,378	$14,228,126	$14,257,998
Total	$10,256,303	$10,290,378	$14,228,126	$14,257,998

	September 30, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Short-term investment maturities
Within 3 months	$5,473,222	$5,490,085	$5,383,488	$5,393,743
Between 3-12 months	4,783,081	4,800,293	8,844,638	8,864,255
Total	$10,256,303	$10,290,378	$14,228,126	$14,257,998

The following table shows the Company’s investment securities gross unrealized gains (losses) and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018. The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	September 30, 2019		December 31, 2018
Available for sale securities (all unrealized holding gains and losses are less than 12 months at date of measurement)	Fair Value	Unrealized Holding Gains (Losses)	Fair Value	Unrealized Holding Gains (Losses)

Investments with unrealized gains	$8,984,425	$34,233	$7,515,676	$38,068
Investments with unrealized losses	1,305,953	(158)	6,742,322	(8,196)
Total	$10,290,378	$34,075	$14,257,998	$29,872

Investment income, which includes net realized losses on sales of available for sale securities and investment income interest and dividends, is summarized as follows:

	Three Months Ended September 30,
	2019	2018
Interest and dividends accrued and paid	$116,371	$103,777
Realized gains	58,068	2,788
Investment income, net	$174,439	$106,565

	Nine Months Ended September 30,
	2019	2018
Interest and dividends accrued and paid	$364,414	$242,625
Realized gains	68,418	11,125
Investment income, net	$432,832	$253,750

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

Cash and cash equivalents, other current assets, accounts payable and other accrued liabilities are reflected in the condensed consolidated balance sheet at their approximate estimated fair values primarily due to their short-term nature. The fair values of securities available for sale is determined by relying on the securities’ relationship to other benchmark quoted securities and classified its investments as Level 2 items in both 2019 and 2018. There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 thus far in 2019 and during the year ended December 31, 2018. The changes in Level 3 liabilities were the result of changes in the fair value of the earn-out milestone liability included in earnings. The earnout milestone liability is valued using a risk-adjusted assessment of the probability of payment of each milestone, discounted to present value using an estimated time to achieve the milestone (see Note 13 for significant unobservable inputs). The in-process R&D is valued at September 30, 2019 and December 31, 2018 using a multi-period excess earnings method (see Note 8 for significant unobservable inputs).

The table below summarizes assets and liabilities measured at fair value. This table only includes those assets and liabilities with fair values that have changed since December 31, 2018:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:

Recurring items as of September 30, 2019
Corporate debt securities, available for sale	$10,290,378	$	─		$10,290,378	$	─

Recurring items as of December 31, 2018
Corporate debt securities, available for sale	$14,257,998	$	─		$14,257,998	$	─

Liabilities:

Recurring items as of September 30, 2019
Earn-out milestone liability (Note 13)	$5,818,843	$	─	$	─		$5,818,843

Recurring items as of December 31, 2018
Earn-out milestone liability (Note 13)	$8,907,664	$	─	$	─		$8,907,664

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

Acquired In-process Research and Development

Acquired in-process research and development (IPR&D) consists of EGEN’s drug technology platforms: TheraPlas and TheraSilence. The fair value of the IPR&D drug technology platforms was estimated to be $24.2 million as of the acquisition date. As of the closing of the acquisition, the IPR&D was considered indefinite lived intangible assets and will not be amortized. IPR&D is reviewed for impairment at least annually as of our third quarter ended September 30, and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. On December 31, 2016, the Company determined one of its IPR&D assets related to its RNA delivery system was impaired and wrote off its fair value, incurring a non-cash charge of $1.4 million during 2016. During its annual assessments on September 30, 2017 and 2018, the Company determined its IPR&D asset related to its glioblastoma multiforme cancer (GBM) product candidate, originally fair valued at $9.4 million on the date of acquisition, was impaired and wrote this asset’s carrying value down to $2.4 million collectively after those two assessments, incurring non-cash charges of $2.5 million and $4.5 million during 2017 and 2018, respectively. On September 30, 2019, the Company evaluated its IPR&D of the (GBM) product candidate and concluded that it is not more likely than not that the asset is further impaired. On September 30, 2019 and 2018, the Company evaluated its IPR&D of the ovarian cancer indication and concluded that it is not more likely than not that the asset is impaired.

Covenants Not To Compete

Pursuant to the EGEN Purchase Agreement, EGEN provided certain covenants (“Covenant Not To Compete”) to the Company whereby EGEN agreed, during the period ending on the seventh anniversary of the closing date of the acquisition on June 20, 2014, not to enter into any business, directly or indirectly, which competes with the business of the Company nor will it contact, solicit or approach any of the employees of the Company for purposes of offering employment. The Covenant Not to Compete, which was valued at approximately $1.6 million at the date of the EGEN asset acquisition, has a definitive life and is amortized on a straight-line basis over its life of 7 years. The Company recognized amortization expense of $56,829 in each of the three-month periods ended September 30, 2019 and 2018. The Company recognized amortization expense of $170,487 in each of the nine-month periods ended September 30, 2019 and 2018. The carrying value of the Covenant Not to Compete was $397,805, net of $1,193,409 in accumulated amortization expense, as of September 30, 2019. The carrying value of the Covenant Not to Compete was $568,292, net of $1,022,922 in accumulated amortization expense, as of December 31, 2018.

Following is a schedule of future amortization amounts during the remaining life of the Covenant Not to Compete.

Year Ended September 30,
2020	$227,316
2021	170,489
2022 and thereafter	-
Total	$397,805

Goodwill

The purchase price exceeded the estimated fair value of the net assets acquired by approximately $2.0 million which was recorded as Goodwill. Goodwill represents the difference between the total purchase price for the net assets purchased from EGEN and the aggregate fair values of tangible and intangible assets acquired, less liabilities assumed. Goodwill is reviewed for impairment at least annually as of our third quarter ended September 30 or sooner if we believe indicators of impairment exist. As of September 30, 2019, we concluded that the Company’s fair value exceeded its carrying value therefore “it is not more likely than not” that the Goodwill was impaired.

Following is a summary of the net fair value of the assets acquired in the EGEN asset acquisition for the nine-month period ended September 30, 2019:

	IPR&D	Goodwill	Covenant Not To Compete
For the nine-months ended September 30, 2019
Balance at January 1, 2019, net	$15,736,491	$1,976,101	$568,292
Amortization	-	-	(170,487)
Balance at September 30, 2019, net	$15,736,491	$1,976,101	$397,805

Note 9. Accrued Liabilities

Other accrued liabilities at September 30, 2019 and December 31, 2018 include the following:

	September 30, 2019	December 31, 2018
	(Unaudited)
Amounts due to contract research organizations and other contractual agreements	$587,635	$749,369
Accrued payroll and related benefits	1,555,574	1,592,590
Accrued professional fees	234,154	198,654
Other	19,410	45,285
Total	$2,396,773	$2,585,898

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

During the three-month period ended September 30, 2019, the Company incurred $252,144 in interest expense and amortized $97,458 as interest expense for debt discounts and end of term charges in connection with the Horizon Credit Agreement. During the nine-month period ended September 30, 2019, the Company incurred $760,615 in interest expense and amortized $289,182 as interest expense for debt discounts and end of term charges in connection with the Horizon Credit Agreement. During the three-month period ended September 30, 2018, the Company incurred $248,270 in interest expense and amortized $97,458 as interest expense for debt discounts and end of term charges in connection with the Horizon Credit Agreement. During the nine-month period ended September 30, 2018, the Company incurred $259,064 in interest expense and amortized $101,695 as interest expense for debt discounts and end of term charges in connection with the Horizon Credit Agreement.

Following is a schedule of future principal payments, net of unamortized debt discounts and amortized end of term charges, due on the Horizon Credit Agreement:

As of September 30,
2020	$833,334
2021	4,583,333
2022	4,583,333
2023 and thereafter	-
Subtotal of future principal payments	10,000,000
Unamortized debt issuance costs, net	(293,781)
$9,706,219

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

Aspire Purchase Agreements

On August 31, 2018, we entered into a common stock purchase agreement (the “2018 Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock over the 24-month term of the 2018 Aspire Purchase Agreement. On October 12, 2018, the Company filed with the SEC a prospectus supplement to the 2018 Shelf Registration Statement registering all the shares of common stock that may be offered to Aspire Capital from time to time.

Under the 2018 Aspire Purchase Agreement, on any trading day selected by the Company, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”), directing Aspire Capital (as principal) to purchase up to 100,000 shares of the Company’s common stock per business day, up to $15.0 million of the Company’s common stock in the aggregate at a per share price (the “Purchase Price”) equal to the lesser of:

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

There are no trading volume requirements or restrictions under the 2018 Aspire Purchase Agreement, and the Company will control the timing and amount of sales of the Company’s common stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company but is obligated to make purchases from the Company as directed by the Company in accordance with the 2018 Aspire Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future funding, rights of first refusal, participation rights, penalties or liquidated damages in the Aspire Purchase Agreement. In consideration for entering into the 2018 Aspire Purchase Agreement, concurrently with the execution of the 2018 Aspire Purchase Agreement, the Company issued to Aspire Capital 164,835 shares of the Company’s common stock (the “2018 Commitment Shares”). The Company’s policy is to record specific incremental costs directly attributable to an offering as a charge against the gross proceeds, if any, when the offering becomes effective. The 2018 Commitment Shares valued at $450,000 were recorded in September 2018 as costs of equity financing and charged against additional paid-in capital. The 2018 Aspire Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of the Company’s common stock during any time prior to the termination of the 2018 Aspire Purchase Agreement. Any proceeds from the Company receives under the 2018 Aspire Purchase Agreement are expected to be used for working capital and general corporate purposes. During 2018, the Company sold and issued an aggregate of 100,000 shares under the 2018 Aspire Purchase Agreement, receiving approximately $0.2 million. The Company sold and issued an aggregate of 2.8 million shares under the 2018 Aspire Purchase Agreement, receiving approximately $5.5 million during the first nine months of 2019. As a result of the Company and Aspire Capital entering into a new purchase agreement on October 28, 2019 discussed in the next paragraph, the 2018 Aspire Purchase Agreement was terminated. Subsequent to September 30, 2019 and through October 27, 2019, the Company sold 515,598 shares under the Aspire Purchase Agreement, receiving approximately $0.8 million in additional gross proceeds.

On October 28, 2019, Company, entered into a new common stock purchase agreement (the “2019 Aspire Purchase Agreement”) with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 24-month term of the 2019 Aspire Purchase Agreement. Concurrently with entering into the 2019 Aspire Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital (the “Registration Rights Agreement”), in which the Company agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended (the “Securities Act”), registering the sale of the shares of the Company’s common stock that have been and may be issued to Aspire Capital under the 2019 Aspire Purchase Agreement. On November 8, 2019, the Company filed with the SEC a Registration Statement on Form S-1 registering all the shares of common stock that may be offered to Aspire Capital from time to time under the 2019 Aspire Purchase Agreement.

The terms and conditions pursuant to the 2019 Aspire Purchase Agreement are substantially similar to the 2018 Aspire Purchase Agreement and the more significant terms are restated as follows:

●	Under the terms of the 2019 Aspire Purchase Agreement, on any trading day selected by the Company, the Company has the right, in its sole discretion, to present Aspire Capital with a Purchase Notice, directing Aspire Capital to purchase up to 100,000 shares of the Company’s common stock per business day, up to $10.0 million of the Company’s common stock in the aggregate at a per share Purchase Price equal to the lesser of:

● the lowest sale price of the Company’s common stock on the purchase date; or
● the arithmetic average of the three (3) lowest closing sale prices for the Company’s common stock during the ten (10) consecutive trading days ending on the trading day immediately preceding the purchase date.

●	In addition, on any date on which the Company submits a Purchase Notice to Aspire Capital in an amount of 100,000 shares, the Company also has the right, in its sole discretion, to present Aspire Capital with a VWAP Purchase Notice directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on the VWAP Purchase Date, subject to a maximum number of shares the Company may determine. The purchase price per share pursuant to such VWAP Purchase Notice is generally 97% of the volume-weighted average price for the Company’s common stock traded on its principal market on the VWAP Purchase Date.

●

In consideration for entering into the 2019 Aspire Purchase Agreement, the Company issued to Aspire Capital 100,000 shares of the Company’s common stock (the “2019 Commitment Shares”). The Company’s policy is to record specific incremental costs directly attributable to an offering as a charge against the gross proceeds, if any, when the offering becomes effective. The 2019 Commitment Shares will be fair valued and recorded in October 2019 as costs of equity financing and charged against additional paid-in capital.

●	All other rights, responsibilities and conditions of the 2019 Aspire Purchase Agreement remain the same as the prior agreement in 2018.

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

The Shares will be issued pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-227236), the base prospectus dated October 12, 2018, filed as part of such Registration Statement, and the prospectus supplement dated December 4, 2018, filed by Celsion with the Securities and Exchange Commission. The Company did not sell any shares under the Capital on Demand Agreement as of December 31, 2018. During the first nine months of 2019, the Company sold and issued an aggregate of 345,084 shares under the Capital on Demand Agreement, receiving approximately $0.8 million in gross proceeds. Subsequent to September 30, 2019 and through November 13, 2019, the Company sold 125,302 shares under the Capital on Demand Agreement, receiving approximately $213,000 in additional net proceeds. As of September 30, 2019, the Company has $15.2 million remaining under the Capital on Demand Agreement.

Note 12. Stock-Based Compensation

The Company has long-term compensation plans that permit the granting of equity-based awards in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, other stock awards, and performance awards.

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

On September 28, 2018, and again on February 19, 2019, the Compensation Committee of the Board of Directors approved the grant of (i) inducement stock options (the “Inducement Option Grants”) to purchase a total of 164,004 and 140,004 shares of Celsion common stock, respectively and (ii) inducement restricted stock awards (the “Inducement Stock Grants”) totaling 19,000 and 13,000 shares of Celsion common stock to five new employees collectively. Each award has a grant date of the date of grant. Each Inducement Option Grant has an exercise price per share equal to $2.77 and $2.18 which represents the closing price of Celsion’s common stock as reported by Nasdaq on September 28, 2018 and February 19, 2019, respectively. Each Inducement Option Grant will vest over three years, with one-third vesting on the one-year anniversary of the employee’s first day of employment with the Company and one-third vesting on the second and third anniversaries thereafter, subject to the new employee’s continued service relationship with the Company on each such date. Each Inducement Option Grant has a ten-year term and is subject to the terms and conditions of the applicable stock option agreement. Each of Inducement Stock Grant will vest on the one-year anniversary of the employee’s first day of employment with the Company and are subject to the new employee’s continued service relationship with the Company through such date and is subject to the terms and conditions of the applicable restricted stock agreement.

As of September 30, 2019, there was a total of 4,580,893 shares of Celsion common stock reserved for issuance under the 2018 Plan which were comprised of 3,726,386 shares of Celsion common stock subject to equity awards previously granted under the 2018 Plan and 2007 Plan and 854,507 shares of Celsion common stock available for future issuance under the 2018 Plan. As of September 30, 2019, there was a total of 246,506 of Celsion common stock subject to outstanding inducement awards.

Total compensation cost related to stock options and restricted stock awards amounted to $453,680 and $614,528 for the three-month periods ended September 30, 2019, and 2018, respectively. Of these amounts, $188,264 and $211,947 was charged to research and development during the three-month periods ended September 30, 2019 and 2018, respectively, and $265,416 and $402,581 was charged to general and administrative expenses during the three-month periods ended September 30, 2019 and 2018, respectively. Total compensation cost related to stock options and restricted stock awards amounted to $1,767,522 and $3,985,829 for the nine-month periods ended September 30, 2019, and 2018, respectively. Of these amounts, $668,058 and $1,335,136 was charged to research and development during the nine-month periods ended September 30, 2019 and 2018, respectively, and $1,099,464 and $2,650,693 was charged to general and administrative expenses during the nine-month periods ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, there was $1.6 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.1 years. The weighted average grant date fair values of the stock options granted during the nine-month periods ended September 30, 2019 and 2018 was $1.86 and $2.36, respectively.

A summary of stock option awards and restricted stock grants for the nine-months ended September 30, 2019 is presented below:

	Stock Options		Restricted Stock Awards		Weighted Average
	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Contractual Terms of Equity Awards (in years)
Equity awards outstanding at January 1, 2019	3,148,743	$2.67	22,500	$2.72

Equity awards granted	840,754	$2.14	24,750	$2.07

Vested and issued	-	$-	(25,500)	$2.49

Equity awards forfeited, cancelled or expired	(38,355)	$2.38	-	$-

Equity awards outstanding at September 30, 2019	3,951,142	$2.56	21,750	$2.22	8.7

Aggregate intrinsic value of outstanding equity awards at September 30, 2019	$-		$27,500

Equity awards exercisable at September 30, 2019	2,440,699	$2.77			8.4

Aggregate intrinsic value of equity awards exercisable at September 30, 2019	$33,495

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

Nine Months Ended September 30,
	2019	2018
Risk-free interest rate	1.69% - 2.65%	2.82 -3.02%
Expected volatility	101.3 -106.2%	99.9 – 102.1%
Expected life (in years)	6.5 - 9.2	8.0-10.0
Expected dividend yield	-%	-%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. The risk-free interest rate is derived from values assigned to U.S. Treasury bonds with terms that approximate the expected option lives in effect at the time of grant. Starting in 2017, the Company elected to account for any forfeitures when they occur.

On September 20, 2019, a purported stockholder of the Company filed a derivative and putative class action lawsuit in the Superior Court of New Jersey, Chancery Division, against the Company (as both a class action defendant and nominal defendant), certain officers and directors), with the caption O’Connor v. Braun et al., Docket No. MER-C-000068-19 (the “Shareholder Action”). The Shareholder Action alleges breaches of the defendants’ fiduciary based on allegations that the Defendants made or approved improper statements when seeking shareholder approval of the 2018 Stock Incentive Plan. The Shareholder Action seeks, among other things, any damages sustained by the Company as a result of the defendants’ alleged wrongdoing, a declaratory judgment against all defendants invalidating the 2018 Stock Incentive Plan and declaring any awards made under the Plan invalid, rescinded, and subject to disgorgement, an order disgorging the equity awards granted to the individual defendants under the 2018 Stock Incentive Plan, and attorneys’ fees and costs.

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

As of September 30, 2019, June 30, 2019, and December 31, 2018, the Company fair valued the earn-out milestone liability at $5.8 million, $5.9 million and $8.9 million, respectively and recognized a non-cash benefit of $0.1 million and $3.1 million for the three and nine-month periods ended September 30, 2019, respectively. In assessing the earnout milestone liability at September 30, 2019 and June 30, 2019, the Company fair valued each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 80% and 20% probability for the $7.0 million and the $12.4 million payments, respectively.

As of September 30, 2018, June 30, 2018, and December 31, 2017, the Company fair valued these milestones at $9.0 million, $13.1 million and $12.5 million, respectively, and recognized a non-cash benefit of $4.1 million and 3.6 million during the three and nine-month periods ended September 30, 2018, respectively.

The following is a summary of the changes in the earn-out milestone liability for 2019:

Balance at January 1, 2019	$(8,907,664)
Non-cash gain from the adjustment for the change in fair value	3,088,821
Balance at September 30, 2019	$(5,818,843)

The following is a schedule of the Company’s risk-adjustment assessment of each milestone:

Date	Risk-adjustment Assessment of achieving each Milestone	Discount Rate	Estimated Time to Achieve

September 30, 2019	80%	9%	0.92 to 1.92 years
June 30, 2019	80%	9%	0.75 to 1.75 years
December 31, 2018	80%	9%	1.25 years

September 30, 2018	0% to 80%	9%	0.00 to 1.17 years
June 30, 2018	35% to 80%	9%	0.83 to 1.00 years
December 31, 2017	35% to 80%	9%	1.33 to 1.50 years

Note 14. Warrants

Common Stock Warrants

Following is a summary of all warrant activity for the nine months ended September 30, 2019:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price

Warrants outstanding at December 31, 2018	1,593,162	$5.36
Warrants issued during the nine months ended September 30, 2019 (see Note 13)	200,000	$0.01
Warrants expired during the nine months ended September 30, 2019	(1,167,064)	$6.32

Warrants outstanding at September 30, 2019	626,098	$1.87

Aggregate intrinsic value of outstanding warrants at September 30, 2019	$306,000

Schedule of weighted average remaining contractual terms at September 30, 2019	Number of Warrants Issued	Weighted Average Exercise Price	Weighted Average Contractual Terms Remaining

Warrants provided to EGWU, Inc (Note 13)	200,000	$0.01	No expiration

All other warrants outstanding	426,098	$2.74	5.5 years

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

Following is a table of the lease payments and maturity of our operating lease liabilities as of September 30, 2019:

For the year ending December 31,
Remainder of 2019	$130,631
2020	525,809
2021	530,734
2022	535,579
2023	233,117
2024 and thereafter	-
Subtotal future lease payments	1,955,870
Less imputed interest	(334,155)
Total lease liabilities	$1,621,715

Weighted average remaining life	3.70 years

Weighted average discount rate	9.98%

For the three-month and nine-month periods ended September 30, 2019, operating lease cost was $130,595 and $391,785, respectively. During the three-month and nine-month periods ended September 30, 2019, cash paid for operating leases included in operating cash flows was $130,631 and $355,216, respectively. For the three-month and nine-month periods ended September 30, 2018, operating lease cost was $109,554 and $334,107 respectively. During the three-month and nine-month periods ended September 30, 2018, cash paid for operating leases included in operating cash flows was $111,977 and $340,115, respectively.

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

On July 19, 2013, the Company and Hisun entered into a Memorandum of Understanding to pursue ongoing cooperation for the continued clinical development of ThermoDox ® as well as the technology transfer relating to the commercial manufacture of ThermoDox ® for the China territory. This expanded level of cooperation includes development of the next generation liposomal formulation with the goal of creating safer, more efficacious versions of marketed cancer chemotherapeutics.

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

Strategic and Clinical Overview

Celsion is a fully integrated development clinical stage oncology drug company focused on advancing innovative cancer treatments, including directed chemotherapies, DNA-mediated immunotherapy and RNA based therapies. Our lead product candidate is ThermoDox®, a proprietary heat-activated liposomal encapsulation of doxorubicin, currently in a Phase III clinical trial for the treatment of primary liver cancer (the “OPTIMA Study”). Second in our pipeline is GEN-1, a DNA-mediated immunotherapy for the localized treatment of ovarian cancer. These investigational products are based on technologies that provide the platform for the future development of a range of therapeutics for difficult-to-treat forms of cancer. The first technology is Lysolipid Thermally Sensitive Liposomes, a heat sensitive liposomal based dosage form that targets disease with known chemotherapeutics in the presence of mild heat. The second technology is TheraPlas, a novel nucleic acid-based treatment for local transfection of therapeutic DNA plasmids. With these technologies we are working to develop and commercialize more efficient, effective and targeted oncology therapies that maximize efficacy while minimizing side effects common to cancer treatments.

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

On August 5, 2019, the Company announced that the prescribed number of events has been reached for the first prespecified interim analysis of the OPTIMA Phase III Study with ThermoDox® plus RFA in patients with HCC, or primary liver cancer. Following preparation of the data, the first interim analysis was conducted by the Independent Data Monitoring Committee (iDMC) on November 1, 2019. This timeline was consistent with the Company’s stated expectations and is necessary to provide a full and comprehensive data set that may represent the potential for a successful trial outcome. In accordance with the statistical plan, this initial interim analysis has a target of 118 events, or 60% of the total number required for the final analysis. At the time of the data cutoff, the Company received reports of 128 events. The hazard ratio for success at 128 events is approximately 0.63, which represents a 37% reduction in the risk of death compared with RFA alone and is consistent with the 0.65 hazard ratio that was observed in the prospective HEAT Study subgroup, which demonstrated a two-year overall survival advantage and a median time to death of more than seven and a half years.

On November 4, 2019, the Company announced that the independent Data Monitoring Committee (iDMC) unanimously recommended the OPTIMA Study continue according to protocol. The recommendation was based on a review of blinded safety and data integrity from 556 patients enrolled in the Company’s multinational, double-blind, placebo-controlled pivotal Phase III study with ThermoDox® plus RFA in patients with hepatocellular carcinoma (HCC), or primary liver cancer.

The iDMC’s pre-planned interim efficacy review followed 128 patient events, or deaths, which occurred in August 2018. Data presented demonstrated that PFS and OS data appear to be tracking with patient data observed at a similar point in the Company’s subgroup of patients followed prospectively in the earlier Phase III HEAT Study, upon which the OPTIMA Study is based.

The data review demonstrated the following:

●	The OPTIMA Study patient demographics and risk factors are consistent with what the Company observed in the HEAT Study subgroup with all data quality metrics meeting expectations.

●	Median PFS for the OPTIMA Study reached 17 months as of August 2019. These blinded data compare favorably with 16 months median PFS for the 285 patients in the HEAT Study subgroup of patients treated with RFA >45 minutes and followed prospectively for overall survival.

●	Median OS for the OPTIMA Study has not been reached as of August 5, 2019, however median OS appears to be consistent with the HEAT Study subgroup of patients treated with RFA >45 minutes and followed prospectively for overall survival.

●	The OPTIMA Study has lost only 4 patients to follow-up from the initiation of the trial in September 2014 through August 2019 while the trial design allows for 3% risk for loss per year, which at this point would have exceeded 60 patients.

While the Company has not unblinded the study to report a hazard ratio, PFS and OS are tracking similarly to the subgroup of patients who received more than 45 minutes of RFA in our HEAT Study and followed prospectively for more than three years. This subgroup in the HEAT study demonstrated a 2-year overall survival advantage and a median time to death of more than 7 ½ years. This tracking appears to bode well for success at the next pre-planned interim efficacy analysis, which is intended after a minimum of 158 patient deaths and is projected to occur during the second quarter of 2020. The hazard ratio for success at 158 events is 0.70. This is below the hazard ratio of 0.65 observed for the 285 patients in the HEAT Study subgroup of patients treated with RFA > 45 minutes.

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

On August 27, 2019, the Company announced that a study from a single site in China titled “Thermosensitive liposomal doxorubicin plus radiofrequency ablation increased tumor destruction and improved survival in patients with medium and large hepatocellular carcinoma: A randomized, double-blinded, dummy-controlled clinical trial in a single center” has been published in the Journal of Cancer Research and Therapeutics. These data were generated as part of the Phase III HEAT (Hepatocellular Carcinoma Study of RFA and ThermoDox®) Study sponsored by Celsion Corporation. The data from this single site at the Peking University Cancer Hospital and Institute in Beijing show an overall survival (OS) improvement of 22.5 months in patients with 3-7 cm unresectable hepatocellular carcinoma (HCC) tumors receiving combined radiofrequency ablation (RFA) and ThermoDox®, compared with the use of RFA alone.

In this study, patients received 50 mg/m2 of ThermoDox® or placebo, plus RFA for 45 minutes or longer. Patients were followed for 11 to 80 months (average: 49.1 ± 24.8 months), with 18 of 22 patients completing the study. The mean OS for the ThermoDox® plus RFA group was 68.5 ± 7.2 months, which was significantly greater than the placebo plus RFA group (46.0 ± 10.6 months, pValue = 0.045). At the end of the follow-up period, the percentage of patients alive after 1, 3 and 5 years were as follows:

	ThermoDox + RFA	RFA Alone
% of patients alive at 1 year	90.0%	87.5%
% of patients alive at 3 years	90.0%	50.0%
% of patients alive at 5 years	77.1%	37.5%

The publication can be found in the Journal of Cancer Research and Therapeutics | Year: 2019 | Volume: 15 | Issue: 4 | Page 773 – 783. The authors are Yang W, Lee JC, Chen MH, Zhang ZY, Bai XM, Yin SS, et al. from the Departments of Ultrasound and Radiology, Key Laboratory of Carcinogenesis and Translational Research (Ministry of Education), Peking University Cancer Hospital and Institute in Beijing. Professor Min-Hua Chen was a principal investigator in Celsion’s Phase III HEAT Study, from which these data are derived, and is also a principal investigator in the Company’s ongoing Phase III OPTIMA Study for the treatment of primary liver cancer with ThermoDox® plus standardized RFA.

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

On March 28, 2019, the Company entered into an amendment to the Asset Purchase Agreement discussed in Note 8 (the “Amended Asset Purchase Agreement”) with EGWU, Inc. Pursuant to the Amended Asset Purchase Agreement, payment of the earnout milestone liability related to the Ovarian Cancer Indication of $12.4 million has been modified. The Company has the option to make the payment as follows:

●	$7.0 million in cash within 10 business days of achieving the milestone; or

●	$12.4 million in cash, common stock of the Company, or a combination of either, within one year of achieving the milestone.

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

Acquired In-process Research and Development

Acquired in-process research and development (IPR&D) consists of EGEN’s drug technology platforms: TheraPlas and TheraSilence. The fair value of the IPR&D drug technology platforms was estimated to be $24.2 million as of the acquisition date. As of the closing of the acquisition, the IPR&D was considered indefinite-lived intangible assets and will not be amortized. IPR&D is reviewed for impairment at least annually as of our third quarter ended September 30, and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. On December 31, 2016, the Company determined one of its IPR&D assets related to its RNA delivery system was impaired and wrote off its fair value, incurring a non-cash charge of $1.4 million during 2016. During its annual assessments on September 30, 2017 and 2018, the Company determined its IPR&D asset related to its glioblastoma multiforme cancer (GBM) product candidate, originally fair valued at $9.4 million on the date of acquisition, was impaired and wrote this asset’s carrying value down to $2.4 million collectively after those two assessments, incurring non-cash charges of $2.5 million and $4.5 million during 2017 and 2018, respectively. On September 30, 2019, the Company evaluated its IPR&D of the (GBM) product candidate and concluded that it is not more likely than not that the asset is further impaired. On September 30, 2019 and 2018, the Company evaluated its IPR&D of the ovarian cancer indication and concluded that it is not more likely than not that the asset is impaired.

Covenants Not To Compete

Pursuant to the EGEN Purchase Agreement, EGEN provided certain covenants (“Covenant Not To Compete”) to the Company whereby EGEN agreed, during the period ending on the seventh anniversary of the closing date of the acquisition on June 20, 2014, not to enter into any business, directly or indirectly, which competes with the business of the Company nor will it contact, solicit or approach any of the employees of the Company for purposes of offering employment. The Covenant Not to Compete, which was valued at approximately $1.6 million at the date of the EGEN asset acquisition, has a definitive life and is amortized on a straight-line basis over its life of 7 years. The Company recognized amortization expense of $56,829 in each of the three-month periods ended September 30, 2019 and 2018. The Company recognized amortization expense of $170,487 in each of the nine-month periods ended September 30, 2019 and 2018. The carrying value of the Covenant Not to Compete was $397,805, net of $1,193,409 in accumulated amortization expense, as of September 30, 2019. The carrying value of the Covenant Not to Compete was $568,292, net of $1,022,922 in accumulated amortization expense, as of December 31, 2018.

Goodwill

The purchase price exceeded the estimated fair value of the net assets acquired by approximately $2.0 million which was recorded as Goodwill. Goodwill represents the difference between the total purchase price for the net assets purchased from EGEN and the aggregate fair values of tangible and intangible assets acquired, less liabilities assumed. Goodwill is reviewed for impairment at least annually as of our third quarter ended September 30 or sooner if we believe indicators of impairment exist. As of September 30, 2019, we concluded that the Company’s fair value exceeded its carrying value therefore “it is not more likely than not” that the Goodwill was impaired.

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

The Company reported positive clinical data from the first fourteen patients who have completed treatment in the OVATION Study. GEN-1 plus standard chemotherapy produced positive clinical results, with no dose limiting toxicities and positive dose dependent efficacy signals which correlate well with positive surgical outcomes. The OVATION Study evaluated escalating doses of GEN-1 (36 mg/m 2, 47 mg/m 2, 61 mg/m 2 and 79 mg/m 2 ) administered intraperitoneally in combination with three cycles of neoadjuvant chemotherapy prior to interval debulking surgery, followed by three cycles of NAC in the treatment of newly diagnosed patients with Stage III/IV ovarian cancer.

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

OVATION 2 Study

On November 13, 2017, the Company filed its Phase I/II clinical trial protocol with the U.S. Food and Drug Administration for GEN-1 for the localized treatment of ovarian cancer. The protocol is designed with a single dose escalation phase to 100 mg/m² to identify a safe and tolerable dose of GEN-1 while maximizing an immune response. The Phase I portion of the study will be followed by a continuation at the selected dose in 130 patients randomized Phase II study. On November 5, 2019, the Company announced that the independent Data Safety Monitoring Board (DSMB) completed its safety review of data from the first eight patients enrolled in the ongoing Phase I/II OVATION 2 Study. Based on the DSMB’s recommendation, the study will continue as planned and the Company will proceed with completing enrollment in the Phase I portion of the trial.

In the OVATION 2 Study, patients in the GEN-1 treatment arm will receive GEN-1 plus chemotherapy pre- and post-interval debulking surgery. The OVATION 2 Study will include up to 130 patients with Stage III/IV ovarian cancer, with 12 to 15 patients in the Phase I portion and up to 118 patients in Phase II. The study is powered to show a 33% improvement in the primary endpoint, PFS, when comparing GEN-1 with neoadjuvant + adjuvant chemotherapy versus neoadjuvant + adjuvant chemotherapy alone. The PFS primary analysis will be conducted after at least 80 events have been observed or after all patients have been followed for at least 16 months, whichever is later.

Developed with extensive input from the Company’s Medical Advisory Board, the OVATION 2 Study builds on promising clinical and translational research data from the Phase IB dose-escalation OVATION I Study, in which enrolled patients received escalating weekly doses of GEN-1 up to 79 mg/m² for a total of eight treatments in combination with NACT, followed by IDS. In addition to exploring a higher dose of GEN-1 in the OVATION 2 study, patients will continue to receive GEN-1 after their IDS in combination with adjuvant chemotherapy.

The latest DSMB review of GEN-1 at 100 mg/m² has confirmed that there were no dose limiting toxicities detected in any of the five patients dosed with GEN-1 and that intraperitoneal administration is well tolerated even when given with standard NACT. “Of the eight patients treated in the Phase I portion of the OVATION 2 Study, five patients were treated with GEN-1 plus NACT and three patients were treated with NACT only.

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

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the FDA. We have not generated significant revenue and have incurred significant net losses in each year since our inception. As of September 30, 2019, we have incurred approximately $287 million of cumulative net losses. As of September 30, 2019, we had approximately $18.8 million in cash, investment securities and interest receivable. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

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

Annually, the State of New Jersey enables approved technology and biotechnology businesses with New Jersey net operating tax losses the opportunity to sell these losses through the Technology Business Tax Certificate Program (the “NOL Program”), thereby providing cash to companies to help fund their operations. The Company determined it met the eligibility requirements of the NOL Program and filed its application with the New Jersey Economic Development Authority (NJEDA) in June 2018. In this application, the Company requested authorization of up to $12.5 million in tax benefits from its cumulative New Jersey net operating losses to be eligible for sale. In September 2018, the NJEDA notified the Company that its application received approval to transfer $11.1 million of tax benefits. In December 2018, the Company successfully transferred these approved tax benefits which resulted in the receipt of $10.4 million in net cash proceeds to the Company at the end of 2018. The Company has approximately $3.9 million in future tax benefits remaining under the NOL Program for future years subsequent to 2018. In September 2019, the NJEDA notified the Company that its application received approval under the NOL Program for 2019. The Company expects that the successful transfer of these credits will result in receipt of approximately $2.0 million in net cash proceeds to the Company prior to the end of 2019.

With $18.8 million in cash, investment securities and interest receivable at September 30, 2019 coupled with potential future sales of the Company’s New Jersey NOL’s and, as more fully described in Note 11, the remaining availability under the Capitol on Demand Equity Facility with JonesTrading Institutional Services LLC and the common stock purchase agreement with Aspire Capital Fund LLC, the Company believes it has sufficient capital resources to fund its operations into the second quarter of 2021. The Company will be required to obtain additional funding to continue development of its current product candidates within the anticipated time periods, if at all, and to continue to fund operations.

Financing Overview

Equity and Debt Financings

During 2018 and thus far in 2019, we entered into a $10 million loan facility and we issued a total of 4.2 million shares of common stock in the following equity transactions for an aggregate $6.9 million in gross proceeds.

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

36

●

On August 31, 2018, the Company entered into the 2018 Aspire Purchase Agreement with Aspire Capital Fund which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock over the 24-month term of the 2018 Aspire Purchase Agreement. On October 12, 2018, the Company filed with the SEC a prospectus supplement to the 2018 Shelf Registration Statement registering all of the shares of common stock that may be offered to Aspire Capital from time to time. The timing and amount of sales of the Company’s common stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company but is obligated to make purchases from the Company as directed by the Company in accordance with the Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future funding, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 164,835 Commitment Shares. The 2018 Aspire Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. During 2018 and through the date of this report on Form 10Q, 2019, the Company sold and issued an aggregate of 3.6 million shares under the Purchase Agreement, receiving approximately $6.9 million. All proceeds from the Company received under the 2018 Aspire Purchase Agreement were used for working capital and general corporate purposes.

On October 28, 2019, Company, entered into the 2019 Aspire Purchase Agreement with Aspire Capital. The terms and conditions pursuant to the 2019 Aspire Purchase Agreement are substantially similar to the 2018 Aspire Purchase Agreement. As a result of the Company and Aspire Capital entering into a new purchase agreement on October 28, 2019 discussed in the next paragraph, the 2018 Aspire Purchase Agreement terminated. Pursuant to the new 2019 Aspire Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 24-month term of the 2019 Aspire Purchase Agreement. Concurrently with entering into the 2019 Aspire Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital (the “Registration Rights Agreement”), in which the Company agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended (the “Securities Act”), registering the sale of the shares of the Company’s common stock that have been and may be issued to Aspire Capital under the 2019 Aspire Purchase Agreement. In consideration for entering into the 2019 Aspire Purchase Agreement, the Company issued to Aspire Capital an additional 100,000 Commitment Shares. On November 8, 2019, the Company filed with the SEC a Registration Statement on Form S-1 registering all the shares of common stock that may be offered to Aspire Capital from time to time under the 2019 Aspire Purchase Agreement.

●	On October 29, 2018, the Company and certain investors holding warrants to purchase 1.6 million shares collectively of the Company’s common stock received in the February 27, 2017 Public Offering and the October 2017 Underwritten Offering, entered into warrant exchange agreements whereby the Company issued 820,714 shares collectively of common stock to these investors in exchange for the warrants. After the warrant exchange, warrants outstanding totaled 1.6 million with a weighted average exercise price of $5.75 per share. Approximately 1.2 million of these outstanding warrants with a strike price of $6.20 per share expired on April 4, 2019.

●	On December 4, 2018, the Company entered into a new Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC, as sales agent (“JonesTrading”), pursuant to which the Company may offer and sell, from time to time, through JonesTrading shares of common stock having an aggregate offering price of up to $16.0 million. The Company intends to use the net proceeds from the offering, if any, for general corporate purposes, including research and development activities, capital expenditures and working capital. The Company is not obligated to sell any common stock under the Capital on Demand Agreement and, subject to the terms and conditions of the Capital on Demand Agreement, JonesTrading will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The Nasdaq Capital Market, to sell common stock from time to time based upon the Company’s instructions, including any price, time or size limits or other customary parameters or conditions the Company may impose. Under the Capital on Demand Agreement, JonesTrading may sell common stock by any method deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Capital on Demand Agreement will terminate upon the earlier of (i) the sale of all shares of our common stock subject to the Sales Agreement, and (ii) the termination of the Capital on Demand Agreement by JonesTrading or Celsion. The Capital on Demand Agreement may be terminated by JonesTrading or the Company at any time upon 10 days’ notice to the other party, or by JonesTrading at any time in certain circumstances, including the occurrence of a material adverse change in the Company. During 2018 and as of September 30, 2019, the Company sold and issued an aggregate of 345,083 shares under the Capital on Demand Agreement, receiving approximately $0.8 million.

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

We adopted Topic ASC 842 effective January 1, 2019 and elected to apply the available practical expedients and implement internal controls to enable the preparation of financial information on adoption. We have identified all of our leases which consist of the New Jersey corporate office lease and the Alabama lab facility lease and we estimate the adoption of this standard will result in the recognition of right-of-use assets of approximately $1.4 million, related operating lease liabilities of $1.5 million and reduced other liabilities by approximately $0.1 million on the consolidated balance sheets as of January 1, 2019 of approximately $1.5 million related to our operating lease commitments, with no material impact to the opening balance of retained earnings. See Note 15 for further discussions regarding the adoption of ASC Topic 842.

In August 2018, the SEC issued a final rule to simplify certain disclosure requirements. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. In August and September 2018, further amendments were issued to provide implementation guidance on adoption of the SEC rule and transition guidance for the new interim stockholders’ equity disclosure. We adopted this amended guidance in the first quarter of 2019. The adoption of this amended guidance resulted in us disclosing the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three-month and nine-month periods ending September 30, 2019 and 2018.

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

FINANCIAL REVIEW FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Results of Operations

For the three months ended September 30, 2019, our net loss was $5.5 million compared to a net loss of $4.7 million for the same period of 2018. For the nine months ended September 30, 2019, our net loss was $13.8 million compared to a net loss of $17.4 million for the same period of 2018.

With $18.8 million in cash, investment securities and interest receivable at September 30, 2019 coupled with future sales of the Company’s New Jersey NOL’s and, as more fully described in Note 11, the remaining availability under the Capitol on Demand Equity Facility with JonesTrading Institutional Services LLC and the common stock purchase agreement with Aspire Capital Fund LLC, the Company believes it has sufficient capital resources to fund its operations into the second quarter of 2021.

	Three Months Ended September 30,
	(In thousands)		Change Increase (Decrease)
	2019	2018		%
Licensing Revenue:	$125	$125	$-	-%

Operating Expenses:
Clinical Research	3,304	2,033	1,271	62.5%
Chemistry, Manufacturing and Controls	370	154	216	140.3%
Research and development expenses	3,674	2,187	1,487	68.0%
General and administrative expenses	1,838	1,960	(122)	(6.2)%
Total operating expenses	5,512	4,147	1,365	32.9%
Loss from operations	$(5,387)	$(4,022)	$(1,365)	33.9%

	Nine Months Ended September 30,
	(In thousands)		Change Increase (Decrease)
	2019	2018		%
Licensing Revenue:	$375	$375	$-	-%

Operating Expenses:
Clinical Research	8,886	8,669	217	2.5%
Chemistry, Manufacturing and Controls	1,114	852	262	30.8%
Research and development expenses	10,000	9,521	479	5.0%
General and administrative expenses	6,193	7,168	(975)	(13.6)%
Total operating expenses	16,193	16,689	(496)	(3.0)%
Loss from operations	$(15,818)	$(16,314)	$496	3.1%

Comparison of the Three Months Ended September 30, 2019 and 2018

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten-year term of the agreement; therefore, we recorded deferred revenue of $125,000 in each of the third quarters of 2019 and 2018.

Research and Development Expenses

Research and development (“R&D”) expenses increased by $1.5 million to $3.7 million in the third quarter of 2019 from $2.2 million in the same period of 2018. Costs associated with the OPTIMA Study increased by $0.5 million to $1.2 million in the third quarter of 2019 compared to $0.7 million in the same period of 2018. Clinical development costs for the OPTIMA Study in the third quarter of 2018 were favorably impacted by a $0.8 million one-time credit resulting from cost concessions negotiated with the Company’s lead CRO for the OPTIMA Study. Costs associated the OVATION 2 Study of $0.2 million in the third quarter of 2019 were consistent with the same period of 2018. Regulatory costs were $0.2 million in the third quarter of 2019 compared to $0.1 million in the same period of 2018. Other clinical costs increased by $0.3 million to $0.8 million in the third quarter of 2019 compared to $0.5 million in the same period of 2018. Costs associated with the production of ThermoDox® were $0.4 million in the third quarter of 2019 compared to $0.2 million in the same period of 2018. R&D costs associated with the development of GEN-1 to support the OVATION Studies increased by $0.3 million to $0.8 million the third quarter of 2019 compared to $0.5 million in the same period of 2018.

General and Administrative Expenses

General and administrative expenses decreased to $1.8 million in the third quarter of 2019 compared to $2.0 million in the same period of 2018. This decrease is primarily attributable to a decrease in personnel costs of approximately $0.1 million which included a $0.2 million decrease in non-cash stock compensation expense partially offset by an increase in salary expense in the third quarter of 2019 compared to the same period of 2018.

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

On March 28, 2019, the Company and EGWU, Inc, entered into the Amended Asset Purchase Agreement discussed in Note 8. Pursuant to the Amended Asset Purchase Agreement, payment of the earnout milestone liability related to the Ovarian Cancer Indication of $12.4 million has been modified. The Company has the option to make the payment as follows:

●	$7.0 million in cash within 10 business days of achieving the milestone; or

●	$12.4 million in cash, common stock of the Company, or a combination of either, within one year of achieving the milestone.

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

As of September 30, 2019, and June 30, 2019, the Company fair valued the earn-out milestone liability at $5.8 million and $5.9 million, respectively and recognized a non-cash benefit of $0.1 million for the three-period ended September 30, 2019. In assessing the earnout milestone liability at September 30, 2019 and June 30, 2019, the Company fair valued each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 80% and 20% probability for the $7.0 million and the $12.4 million payments, respectively. As of September 30, 2018, and June 30, 2018, the Company fair valued these milestones at $9.0 million and $13.1 million, respectively, and recognized a non-cash benefit of $4.1 million during the three-month period ended September 30, 2018.

Investment income and interest expense

The Company realized $0.2 million of interest income from its short-term investments during the third quarter of 2019 compared to $0.1 million during the same period of 2018.

The Company entered into a new loan facility with Horizon Technology Finance Corporation on June 27, 2018. In connection with this debt facility the Company incurred $0.3 million in interest expense in each of the third quarters of 2019 and 2018.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten-year term of the agreement; therefore, we recorded deferred revenue of $375,000 in each of the nine months ended September 30, 2019 and 2018.

Research and Development Expenses

Research and development (“R&D”) expenses increased by $0.5 million to $10.0 million in the nine months ended September 30, 2019 from $9.5 million in the same period of 2018. Costs associated with the OPTIMA Study decreased by $0.7 million to $3.3 million in the nine months ended September 30, 2019 compared to $4.0 million in the same period of 2018. The prior year period was favorably impacted by a $0.8 million credit resulting from cost concessions negotiated with the Company’s lead contract research organization (CRO) for the OPTIMA Study. Excluding this one-time credit, clinical development costs for the Phase III OPTIMA Study decreased $1.5 million to $3.3 million in the first nine months of 2019, compared with $4.8 million in the comparable prior year period, due to the completion of enrollment in this 556-patient trial in August 2018. Costs associated the OVATION 2 Study of $0.4 million in the nine months ended September 30, 2019 compared to $0.3 million in the same period of 2018. Regulatory costs were $0.9 million during the nine months ended September 30, 2019 compared to $0.2 million in the same period of 2018. Other clinical costs were $2.0 million in each of the nine months ended September 30, 2019 and 2018. Costs associated with the production of ThermoDox® were $1.1 million during the nine months ended September 30, 2019 compared to $0.9 million in the same period of 2018. R&D costs associated with the development of GEN-1 to support the OVATION Studies increased by $0.2 million to $2.3 million in the nine months ended September 30, 2019 compared to $2.1 million in the same period of 2018.

General and Administrative Expenses

General and administrative expenses decreased to $6.2 million in the nine months ended September 30, 2019 compared to $7.2 million in the same period of 2018. This decrease is primarily attributable to a decrease in personnel costs of approximately $1.4 million which included a $1.7 million decrease in non-cash stock compensation expense partially offset by an increase in personnel in the nine months ended September 30, 2019 compared to the same period of 2018.

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

On March 28, 2019, the Company and EGWU, Inc, entered into an amendment to the Asset Purchase Agreement discussed in Note 8. Pursuant to the Amended Asset Purchase Agreement, payment of the earnout milestone liability related to the Ovarian Cancer Indication of $12.4 million has been modified. The Company has the option to make the payment as follows:

●	$7.0 million in cash within 10 business days of achieving the milestone; or
●	$12.4 million in cash, common stock of the Company, or a combination of either, within one year of achieving the milestone.

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

As of September 30, 2019, and December 31, 2018, the Company fair valued the earn-out milestone liability at $5.8 million and $8.9 million, respectively and recognized a non-cash benefit of $3.1 million for the nine-month period ended September 30, 2019. In assessing the earnout milestone liability at September 30, 2019 and June 30, 2019, the Company the fair valued each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 80% and 20% probability for the $7.0 million and the $12.4 million payments, respectively. As of September 30, 2018, and December 31, 2017, the Company fair valued these milestones at $9.0 million and $12.5 million, respectively, and recognized a non-cash benefit of $3.5 million during the nine-month periods ended September 30, 2018.

Investment income and interest expense

The Company realized $0.4 million and $0.3 million of interest income from its short-term investments during the nine months ended September 30, 2019 and 2018.

The Company entered into a new loan facility with Horizon Technology Finance Corporation on June 27, 2018. In connection with this debt facility the Company incurred $1.0 million in interest expense in the nine months ended September 30, 2019 compared to $0.4 million during the same period of 2018.

Financial Condition, Liquidity and Capital Resources

Since inception we have incurred significant losses and negative cash flows from operations. We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities and amounts received under our product licensing agreement with Yakult and our technology development agreement with Hisun. The process of developing and commercializing ThermoDox®, GEN-1 and other product candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts. We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future. Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $287 million at September 30, 2019.

At September 30, 2019 we had total current assets of $20.1 million (including cash, cash equivalents and short-term investments and related interest receivable on short-term investments of $18.8 million) and current liabilities of $7.8 million, resulting in net working capital of $12.3 million. At December 31, 2018 we had total current assets of $28.1 million (including cash, cash equivalents and short-term investments and related interest receivable on short-term investments of $27.7 million) and current liabilities of $6.1 million, resulting in net working capital of $22.0 million. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

Net cash used in operating activities for the first nine months of 2019 was $14.6 million. Net cash provided by investing activities was $3.6 million during the first nine months of 2019. Net cash provided by financing activities was $6.2 million during the first nine months of 2019 from net proceeds received through the sale of our common stock under the common stock purchase and sales facilities with Aspire Capital Fund, LLC. and JonesTrading International, LLC.

We expect to seek additional capital through further public or private equity offerings, debt financing, additional strategic alliance and licensing arrangements, collaborative arrangements, potential sales of our net operating losses, or some combination of these financing alternatives. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders could be significantly diluted, and the newly issued equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities may have rights, preferences, and privileges senior to those of our common stock. If we seek strategic alliances, licenses, or other alternative arrangements, such as arrangements with collaborative partners or others, we may need to relinquish rights to certain of our existing or future technologies, product candidates, or products we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, product candidates, or products on terms that are not favorable to us. The overall status of the economic climate could also result in the terms of any equity offering, debt financing, or alliance, license, or other arrangement being even less favorable to us and our stockholders than if the overall economic climate were stronger. We also will continue to look for government sponsored research collaborations and grants to help offset future anticipated losses from operations and, to a lesser extent, interest income.

If adequate funds are not available through either the capital markets, strategic alliances, collaborators, or sales of our net operating losses, we may be required to delay or, reduce the scope of, or terminate our research, development, clinical programs, manufacturing, or commercialization efforts, or effect additional changes to our facilities or personnel, or obtain funds through other arrangements that may require us to relinquish some of our assets or rights to certain of our existing or future technologies, product candidates, or products on terms not favorable to us.

Off-Balance Sheet Arrangements and Contractual Obligations

None.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income, we receive from our investments without significantly increasing risk. Our cash flow and earnings are subject to fluctuations due to changes in interest rates in our investment portfolio. We maintain a portfolio of various issuers, types, and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the condensed consolidated balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive loss included in stockholders’ equity.

Item 4. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2019, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the SEC.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On September 20, 2019, a purported stockholder of the Company filed a derivative and putative class action lawsuit in the Superior Court of New Jersey, Chancery Division, against the Company (as both a class action defendant and nominal defendant), certain officers and directors), with the caption O’Connor v. Braun et al., Docket No. MER-C-000068-19 (the “Shareholder Action”). The Shareholder Action alleges breaches of the defendants’ fiduciary based on allegations that the Defendants made or approved improper statements when seeking shareholder approval of the 2018 Stock Incentive Plan. The Shareholder Action seeks, among other things, any damages sustained by the Company as a result of the defendants’ alleged wrongdoing, a declaratory judgment against all defendants invalidating the 2018 Stock Incentive Plan and declaring any awards made under the Plan invalid, rescinded, and subject to disgorgement, an order disgorging the equity awards granted to the individual defendants under the 2018 Stock Incentive Plan, and attorneys’ fees and costs.

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

Since our inception, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $287 million at September 30, 2019. For the year ended December 31, 2018 and the nine months ended September 30, 2019, we incurred net losses of $11.9 million and $13.7 million, respectively. We currently have no product revenue and do not expect to generate any product revenue for the foreseeable future. Because we are committed to continuing our product research, development, clinical trial and commercialization programs, we will continue to incur significant operating losses unless and until we complete the development of ThermoDox®, GEN-1 and other new product candidates and these product candidates have been clinically tested, approved by the United States Food and Drug Administration (FDA) and successfully marketed. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, us or our collaborators successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we or our collaborators are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the year ended December 31, 2018 and the nine-months ended September 30, 2019, we incurred net losses of $11.9 million and $13.7 million, respectively. We have incurred approximately $287 million of cumulative net losses. As of September 30, 2019, we had approximately $18.8 million in cash and short-term investments including interest receivable.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospect. The closing price of our common stock as reported on The Nasdaq Capital Market had a high price of $3.48 and a low price of $1.35 in the 52-week period ended December 31, 2018, and a high price of $2.47 and a low price of $1.09 from January 1, 2019 through November 13, 2019. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of November 13, 2019, we had 22,755,818 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, all of the shares of common stock issuable upon exercise of warrants will be freely tradable without restriction or further registration upon issuance.

Our stockholders may experience significant dilution as a result of future equity offerings or issuances and exercise of outstanding options and warrants.

In order to raise additional capital or pursue strategic transactions, we may in the future offer, issue or sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock, including the issuance of common stock in relation to the achievement, if any, of milestones triggering our payment of earn-out consideration in connection with the EGEN asset acquisition. Our stockholders may experience significant dilution as a result of future equity offerings or issuances. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders. As of November 13, 2019, we have a significant number of securities convertible into, or allowing the purchase of, our common stock, including 626,098 shares of common stock issuable upon exercise of warrants outstanding, 4,335,892 options to purchase shares of our common stock and restricted stock awards outstanding, and 479,007 shares of common stock reserved for future issuance under our stock incentive plan.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders’ Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

**	XBRL information is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2019	CELSION CORPORATION

Registrant

	By:	/s/ Michael H. Tardugno
Michael H. Tardugno
Chairman, President and Chief Executive Officer

	By:	/s/ Jeffrey W. Church
Jeffrey W. Church
Executive Vice President and Chief Financial Officer

