Form 10-K
period 2019-12-31
Celsion CORP
filed 2020-03-25
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-15911

CELSION CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	52-1256615
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

997 LENOX DRIVE, SUITE 100, LAWRENCEVILLE, NJ	08648
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 896-9100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
COMMON STOCK, PAR VALUE $0.01 PER SHARE	CLSN	NASDAQ CAPITAL MARKET

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

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $38.2 million as of June 30, 2019 (the last business day of the Registrant’s most recently completed second fiscal quarter) based on the closing sale price of $1.82 for the Registrant’s common stock on that date as reported by The Nasdaq Capital Market. For purposes of this calculation, shares of common stock held by directors, officers and stockholders who own greater than 10% of the Registrant’s outstanding stock at June 30, 2019 were excluded. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purpose.

As of March 24, 2020, 29,257,101 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

CELSION CORPORATION

FORM 10-K

i

CELSION CORPORATION

FORM 10-K

TABLE OF CONTENTS (continued)

ii

PART I

ITEM 1.	BUSINESS

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this Annual Report on Form 10-K (this “Annual Report”) are forward-looking and constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, from time to time we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, product pipelines, clinical trials and research and development activities, the adequacy of capital reserves and anticipated operating results and cash expenditures, current and potential collaborations, strategic alternatives and other aspects of our present and future business operations and similar matters that also constitute such forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, unforeseen changes in the course of research and development activities and in clinical trials; possible changes in cost, timing and progress of development, preclinical studies, clinical trials and regulatory submissions; our collaborators’ ability to obtain and maintain regulatory approval of any of our product candidates; possible changes in capital structure, financial condition, future working capital needs and other financial items; changes in approaches to medical treatment; introduction of new products by others; success or failure of our current or future collaboration arrangements, risks and uncertainties associated with possible acquisitions of other technologies, assets or businesses; our ability to obtain additional funds for our operations; our ability to obtain and maintain intellectual property protection for our technologies and product candidates and our ability to operate our business without infringing the intellectual property rights of others; our reliance on third parties to conduct preclinical studies or clinical trials; the rate and degree of market acceptance of any approved product candidates; possible actions by customers, suppliers, strategic partners, potential strategic partners, competitors and regulatory authorities; compliance with listing standards of The Nasdaq Capital Market; and those listed under “Risk Factors” below and elsewhere in this Annual Report.

In some cases, you can identify forward-looking statements by terminology such as “expect,” “anticipate,” “estimate,” “plan,” “believe, “could,” “intend,” “predict”, “may,” “should,” “will,” “would” and words of similar import regarding the Company’s expectations. Forward-looking statements are only predictions. Actual events or results may differ materially. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, you should specifically consider various factors, including the risks outlined under “Risk Factors.” The discussion of risks and uncertainties set forth in this Annual Report is not necessarily a complete or exhaustive list of all risks facing the Company at any particular point in time. We operate in a highly competitive, highly regulated and rapidly changing environment and our business is in a state of evolution. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward-looking statement. Except as required by law, we assume no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf for any reason, even if new information becomes available in the future. Unless the context requires otherwise or unless otherwise noted, all references in this Annual Report to “Celsion” “the Company”, “we”, “us”, or “our” are to Celsion Corporation, a Delaware corporation and its wholly owned subsidiary, CLSN Laboratories, Inc., also a Delaware Corporation.

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

OVERVIEW

Celsion is an integrated development clinical stage oncology drug company focused on advancing innovative cancer treatments, including directed chemotherapies, DNA-mediated immunotherapy and RNA-based therapies. Our lead product candidate is ThermoDox®, a proprietary heat-activated liposomal encapsulation of doxorubicin, currently in a Phase III clinical trial for the treatment of primary liver cancer (the “OPTIMA Study”). Second in our product pipeline is GEN-1, a DNA-mediated immunotherapy for the localized treatment of ovarian cancer. These investigational products are based on platform technologies that provide the basis for future development of a range of therapeutics, largely focused on difficult-to-treat forms of cancer. The first platform technology is Lysolipid Thermally Sensitive Liposomes, a heat sensitive liposomal based dosage form that is designed to target disease with known chemotherapeutics in the presence of mild heat. The second platform technology is TheraPlas, a novel nucleic acid-based investigational candidate under development for local transfection of therapeutic DNA plasmids. Employing these technologies, we are working to develop and commercialize more efficient, effective and targeted oncology therapies that maximize efficacy while minimizing side effects common to cancer treatments.

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

We are able to use several available focused-heat technologies, such as radiofrequency ablation (“RFA”), microwave energy and high intensity focused ultrasound (“HIFU”), to activate the release of drugs from our novel heat sensitive liposomes.

THERMODOX® for the Treatment of Primary Liver Cancer

Primary Liver Cancer Overview

Hepatocellular carcinoma (“HCC”) is one of the most common and deadliest forms of cancer worldwide. It ranks as the third most common solid tumor cancer. It is estimated that up to 90% of liver cancer patients will die within five years of diagnosis. The incidence of primary liver cancer is approximately 35,000 cases per year in the U.S., approximately 65,000 cases per year in Europe and is increasing at approximately 2-3% per year worldwide. Global incidence (per 2017 GLOBALCAN statistics) is reported at 755,000 cases. The World Health Organization (WHO) has projected that HCC will be the most prevalent form of cancer by 2030. HCC is commonly diagnosed in patients with longstanding hepatic disease and cirrhosis (primarily due to hepatitis C in the U.S., Japan and Europe and hepatitis B in Asia).

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

Celsion’s Approach

While RFA uses extremely high temperatures (greater than 90° Celsius) to ablate the tumor, it may fail to treat micro-metastases in the outer margins of the ablation zone because temperatures in the periphery may not be high enough to destroy cancer cells. Our ThermoDox® treatment approach is designed to utilize the ability of RFA devices to ablate the center of the tumor while simultaneously thermally activating our ThermoDox® liposome to release its encapsulated doxorubicin to kill any remaining viable cancer cells throughout the heated region, including the ablation margins. This novel treatment approach is intended to deliver the drug directly to those cancer cells that survive RFA. This approach is designed to increase the delivery of the doxorubicin at the desired tumor site while potentially reducing drug exposure distant to the tumor site.

The OPTIMA Study

The OPTIMA Study represents an evaluation of ThermoDox® in combination with a first line therapy, RFA, for newly diagnosed, intermediate stage HCC patients. HCC incidence globally is approximately 755,000 new cases per year and is the third largest cancer indication globally. Approximately 30% of newly diagnosed patients can be addressed with RFA.

On February 24, 2014, we announced that the United States Food and Drug Administration (the “FDA”) provided clearance for the OPTIMA Study, which is a pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox®, in combination with standardized RFA, for the treatment of primary liver cancer. The trial design of the OPTIMA Study is based on the comprehensive analysis of data from an earlier clinical trial conducted by the Company called the HEAT Study (the “HEAT Study”). The OPTIMA Study is supported by a hypothesis developed from an overall survival analysis of a large subgroup of 285 patients from the HEAT Study.

Post-hoc data analysis from our earlier Phase III HEAT Study suggest that ThermoDox® may substantially improve OS, when compared to the control group, in patients if their lesions undergo a 45-minute RFA procedure standardized for a lesion greater than 3 cm in diameter. Data from nine OS sweeps have been conducted since the top line progression free survival (“PFS”) data from the HEAT Study were announced in January 2013, with each data set demonstrating substantial improvement in clinical benefit over the control group with statistical significance. On August 15, 2016, we announced updated results from its final retrospective OS analysis of the data from the HEAT Study (the “HEAT Study subgroup”). These results demonstrated that in a large, well bounded, subgroup of patients with a single lesion (n=285, 41% of the HEAT Study patients), treatment with a combination of ThermoDox® and optimized RFA provided an average 54% risk improvement in OS compared to optimized RFA alone. The Hazard Ratio (“HR”) at this analysis is 0.65 (95% CI 0.45 - 0.94) with a p-value of 0.02. Median OS for the ThermoDox® subgroup has been reached which translates into a two-year survival benefit over the optimized RFA subgroup (projected to be greater than 80 months for the ThermoDox® plus optimized RFA subgroup compared to less than 60 months projection for the optimized RFA only subgroup).

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

The OPTIMA Study was designed with extensive input from globally recognized HCC researchers and expert clinicians. The FDA also provided formal written feedback to the Company on the study protocol and trial design. The OPTIMA Study was designed to enroll up to 550 patients globally at approximately 65 clinical sites in the U.S., Canada, European Union (EU), China and other countries in the Asia-Pacific region and will evaluate ThermoDox® in combination with standardized RFA, which will require a minimum of 45 minutes across all investigators and clinical sites for treating lesions three to seven centimeters, versus standardized RFA alone. The primary endpoint for this clinical trial is overall survival (“OS”), and the secondary endpoints are progression free survival and safety. The statistical plan calls for two interim efficacy analyses by an independent Data Monitoring Committee (“DMC”).

We completed enrollment of 556 patients in the Phase III OPTIMA Study in August 2018. Data for the study will be reviewed as it matures with up to two interim analyses - the first analysis was conducted in the second half of 2019 and the second analysis is expected to be conducted in mid-2020. We expect that the final efficacy analysis, if necessary, will be completed in early 2021. ThermoDox® has received U.S. FDA Fast Track Designation and has been granted orphan drug designation for primary liver cancer in both the U.S. and the EU. Additionally, the U.S. FDA has provided ThermoDox® with a 505(b)(2) registration pathway. Subject to a successful trial, the OPTIMA Study has been designed to support registration in all key primary liver cancer markets. We fully expect to submit registrational applications in the U.S., Europe and China. We expect to submit, and we believe that applications will be accepted in South Korea, Taiwan and Vietnam, three other significant markets for ThermoDox® if it were to receive approval in Europe, China or the U.S.

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

On August 5, 2019, the Company announced that the prescribed number of OS events had been reached for the first prespecified interim analysis of the OPTIMA Phase III Study. Following preparation of the data, the first interim analysis was conducted by the DMC on November 1, 2019. This timeline was consistent with the Company’s stated expectations and is necessary to provide a full and comprehensive data set that may represent the potential for a successful trial outcome. In accordance with the statistical plan, this initial interim analysis has a target of 118 events, or 60% of the total number required for the final analysis. At the time of the data cutoff, the Company received reports of 128 events. The hazard ratio for success at 128 events is approximately 0.63, which represents a 37% reduction in the risk of death compared with RFA alone and is consistent with the 0.65 hazard ratio that was observed in the prospective HEAT Study subgroup, which demonstrated a two-year overall survival advantage and a median time to death of more than seven and a half years.

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

On August 27, 2019, the Company announced that a study from a single site in China titled “Thermosensitive liposomal doxorubicin plus radiofrequency ablation increased tumor destruction and improved survival in patients with medium and large hepatocellular carcinoma: A randomized, double-blinded, dummy-controlled clinical trial in a single center” has been published in the Journal of Cancer Research and Therapeutics. These data were generated as part of the Phase III HEAT (Hepatocellular Carcinoma Study of RFA and ThermoDox®) Study sponsored by Celsion. The data from this single site at the Peking University Cancer Hospital and Institute in Beijing show an OS improvement of 22.5 months in patients with 3-7 cm unresectable hepatocellular carcinoma (HCC) tumors receiving combined radiofrequency ablation (RFA) and ThermoDox®, compared with the use of RFA alone.

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

On November 4, 2019, the Company announced that the DMC unanimously recommended the OPTIMA Study continue according to protocol. The recommendation was based on a review of blinded safety and data integrity from 556 patients enrolled in the Company’s multinational, double-blind, placebo-controlled pivotal Phase III OPTIMA Study with ThermoDox®.

The DMC’s pre-planned interim efficacy review followed 128 patient events, or deaths, which occurred in August 2019. Data presented demonstrated that PFS and OS data appear to be tracking with patient data observed at a similar time point in the Company’s subgroup of patients followed prospectively in the earlier Phase III HEAT Study, upon which the OPTIMA Study is based.

The data review demonstrated the following:

●	The OPTIMA Study patient demographics and risk factors are consistent with what the Company observed in the HEAT Study subgroup with all data quality metrics meeting expectations.

●	Median PFS for the OPTIMA Study reached 17 months as of August 2019. These blinded data compare favorably with 16 months median PFS for all 285 patients in the HEAT Study subgroup of patients treated with RFA >45 minutes.

●	Median OS for the OPTIMA Study has not been reached as of August 5, 2019, however median OS appears to be consistent with the HEAT Study subgroup of patients treated with RFA >45 minutes and followed prospectively for overall survival.

●	The OPTIMA Study has lost only 4 patients to follow-up from the initiation of the trial in September 2014 through August 2019 while the trial design allows for 3% risk for loss per year, which at this point would have exceeded 60 patients.

While the Company has not unblinded the study to report a hazard ratio, PFS and OS are tracking similarly to the subgroup of patients who received more than 45 minutes of RFA in our HEAT Study and followed prospectively for more than three years. This subgroup in the HEAT Study demonstrated a 2-year overall survival advantage and a median time to death of more than 7 ½ years. This tracking appears to bode well for study success at the second of two pre-planned interim efficacy analysis which is intended after a minimum of 158 patient deaths and is projected to occur during the second quarter of 2020. The hazard ratio for success at 158 events is 0.70 with a P-value of 0.022 This is below the hazard ratio of 0.65, P-value = 0.02 observed for the HEAT Study subgroup of patients treated with RFA > 45 minutes.

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

THERAPLAS Technology Platform

TheraPlas is a technology platform for the delivery of DNA and mRNA therapeutics via synthetic non-viral carriers and is capable of providing cell transfection for double-stranded DNA plasmids and large therapeutic RNA segments such as mRNA. There are two components of the TheraPlas system, a plasmid DNA or mRNA payload encoding a therapeutic protein, and a delivery system. The delivery system is designed to protect the DNA/RNA from degradation and promote trafficking into cells and through intracellular compartments. We designed the delivery system of TheraPlas by chemically modifying the low molecular weight polymer to improve its gene transfer activity without increasing toxicity. We believe that TheraPlas may be a viable alternative to current approaches to gene delivery due to several distinguishing characteristics, including enhanced molecular versatility that allows for complex modifications to potentially improve activity and safety.

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

We believe that TheraPlas has emerged as a viable alternative to current approaches due to several distinguishing characteristics such as strong molecular versatility that may allow for complex modifications to potentially improve activity and safety with little difficulty. The biocompatibility of these polymers reduces the risk of adverse immune response, thus allowing for repeated administration. Compared to naked DNA or cationic lipids, TheraPlas is generally safer, more efficient, and cost effective. We believe that these advantages place Celsion in strong position to capitalize on this technology platform.

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

●	Loco-regional production of the potent cytokine IL-12 avoids toxicities and poor pharmacokinetics associated with systemic delivery of recombinant IL-12;

●	Persistent local delivery of IL-12 lasts up to one week and dosing can be repeated; and

●	Potential for long-term maintenance therapy.

OVATION I Study

In February 2015, we announced that the FDA accepted, without objection, the Phase Ib dose-escalation clinical trial of GEN-1 in combination with the standard of care in neoadjuvant ovarian cancer (the “OVATION I Study”). On September 30, 2015, we announced enrollment of the first patient in the OVATION I Study. The OVATION I Study was designed (i) to identify a safe, tolerable and potentially therapeutically active dose of GEN-1 by recruiting and maximizing an immune response and (ii) to enroll three to six patients per dose level to evaluate safety and efficacy and attempt to define an optimal dose for a follow-on Phase I/II study. In addition, the OVATION I Study establishes a unique opportunity to assess how cytokine-based compounds such as GEN-1 directly affect ovarian cancer cells and the tumor microenvironment in newly diagnosed patients. The study was designed to characterize the nature of the immune response triggered by GEN-1 at various levels of the patients’ immune system, including:

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

We initiated the OVATION I Study at four clinical sites at the University of Alabama at Birmingham, Oklahoma University Medical Center, Washington University in St. Louis and the Medical College of Wisconsin. During 2016 and 2017, we announced data from the first fourteen patients in the OVATION I Study who completed treatment. On October 3, 2017 we announced final clinical and translational research data from the OVATION Study.

GEN-1 plus standard chemotherapy produced positive clinical results, with no dose limiting toxicities and positive dose dependent efficacy signals which correlate well with positive surgical outcomes. The OVATION I Study evaluated escalating doses of GEN-1 (36 mg/m2, 47 mg/m2, 61 mg/m2 and 79 mg/m2) administered intraperitoneally in combination with three cycles of neoadjuvant chemotherapy prior to interval debulking surgery, followed by three cycles of NAC in the treatment of newly diagnosed patients with Stage III/IV ovarian cancer.

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

In the OVATION 2 Study, patients in the GEN-1 treatment arm will receive GEN-1 plus chemotherapy pre- and post-interval debulking surgery. The OVATION 2 Study will include up to 130 patients with Stage III/IV ovarian cancer, with 12 to 15 patients in the Phase I portion and up to 118 patients in Phase II. The study is 80% powered to show a 33% improvement in the primary endpoint, PFS, when comparing GEN-1 with neoadjuvant + adjuvant chemotherapy versus neoadjuvant + adjuvant chemotherapy alone. The PFS primary analysis will be conducted after at least 80 events have been observed or after all patients have been followed for at least 16 months, whichever is later.

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

The latest DSMB review of GEN-1 at 100 mg/m² (in November 2019 and February 2020) has confirmed that there were no apparent dose limiting toxicities detected in any of the patients dosed with GEN-1 and that intraperitoneal administration is well tolerated even when given with standard NACT. Of the fifteen patients treated in the Phase I portion of the OVATION 2 Study, nine patients were treated with GEN-1 plus NACT and six patients were treated with NACT only.

In March 2020, the Company announced highly encouraging initial clinical data from the first 15 patients enrolled in the ongoing Phase I/II OVATION 2 Study for patients newly diagnosed with Stage III and IV ovarian cancer. The OVATION 2 Study combines GEN-1, the Company’s IL-12 gene-mediated immunotherapy, with standard-of-care neoadjuvant chemotherapy (NACT). Following NACT, patients undergo interval debulking surgery (IDS), followed by three additional cycles of chemotherapy.

GEN-1 plus standard NACT produced positive dose-dependent efficacy results, with no dose-limiting toxicities, which correlates well with successful surgical outcomes as summarized below:

●	Of the 15 patients treated in the Phase I portion of the OVATION 2 Study, nine patients were treated with GEN-1 at a dose of 100 mg/m² plus NACT and six patients were treated with NACT only. All 15 patients had successful resections of their tumors, with seven out of nine patients (78%) in the GEN-1 treatment arm having an R0 resection, which indicates a microscopically margin-negative resection in which no gross or microscopic tumor remains in the tumor bed. Only three out of six patients (50%) in the NACT only treatment arm had a R0 resection.

●	When combining these results with the surgical resection rates observed in the Company’s prior Phase Ib dose-escalation trial (the OVATION 1 Study), a population of patients with inclusion criteria identical to the OVATION 2 Study, the data reflect the strong dose-dependent efficacy of adding GEN-1 to the current standard of care NACT:

% of Patients with R0 Resections

0, 36, 47 mg/m² of GEN-1 plus NACT n=12	42%
61, 79, 100 mg/m² of GEN-1 plus NACT n=17	82%

●	The objective response rate (ORR) as measured by Response Evaluation Criteria in Solid Tumors (RECIST) criteria for the 0, 36, 47 mg/m² dose GEN-1 patients were comparable, as expected, to the higher (61, 79, 100 mg/m²) dose GEN-1 patients, with both groups demonstrating an approximate 80% ORR.

Because of the risks and uncertainties discussed in this Annual Report, among others, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. In addition, with the recent outbreak of the Covid-19 pandemic, we are still evaluating the impact that the pandemic will have on our trials and on our ability to timely develop our product candidates. Our inability to complete any of our research and development activities, preclinical studies or clinical trials in a timely manner or our failure to enter into collaborative agreements when appropriate could significantly increase our capital requirements and could adversely impact our liquidity. While our estimated future capital requirements are uncertain and could increase or decrease as a result of many factors, including the extent to which we choose to advance our research, development activities, preclinical studies and clinical trials, or if we are in a position to pursue manufacturing or commercialization activities, we will need significant additional capital to develop our product candidates through development and clinical trials, obtain regulatory approvals and manufacture and commercialize approved products, if any. We do not know whether we will be able to access additional capital when needed or on terms favorable to us or our stockholders. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

As a clinical stage biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in “Part I, Item 1A. Risk Factors” in this Annual Report.

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

We had $16.7 million in cash, investments, interest receivable and deferred income tax asset as of December 31, 2019. During the first quarter of 2020, we raised an additional $6.4 million in capital under the 2019 Aspire Purchase Agreement and from the February 2020 Registered Direct Offering (as defined below). Given our development plans, we anticipate cash resources will be sufficient to fund our operations and financial commitments through mid-2021. In addition, the Company has approximately $15 million available under the Capital on Demand Agreement with JonesTrading International Services LLC. On March 5, 2020, we announced the termination of the 2019 Aspire Purchase Agreement. Other than the Capital on Demand Agreement with Jones Trading that provides us the ability to sell equity securities in the future, we have no other committed sources of additional capital.

As a result of the risks and uncertainties discussed in this Annual Report, among others, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product if one of our product candidates receives regulatory approval for marketing, if at all. Our inability to complete any of our research and development activities, preclinical studies or clinical trials in a timely manner or our failure to enter into collaborative agreements when appropriate could significantly increase our capital requirements and could adversely impact our liquidity. While our estimated future capital requirements are uncertain and could increase or decrease as a result of many factors, including the extent to which we choose to advance our research and development activities, preclinical studies and clinical trials, or whether we are in a position to pursue manufacturing or commercialization activities, we will need significant additional capital to develop our product candidates through development and clinical trials, obtain regulatory approvals and manufacture and commercialize approved products, if any. We do not know whether we will be able to access additional capital when needed or on terms favorable to us or our stockholders. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the Company’s financial condition, liquidity and capital resources.

RESEARCH AND DEVELOPMENT EXPENDITURES

We are engaged in a limited amount of research and development in our own facilities and have sponsored research programs in partnership with various research institutions, including the National Institutes of Health, the National Cancer Institute and Duke University. We are currently, with minimal cash expenditures, sponsoring clinical and pre-clinical research at the University of Oxford, University of Utrecht, Oklahoma State University and the Children’s Hospital Research Institute. The majority of the spending in research and development is for the funding of ThermoDox® and GEN-1 clinical trials. Research and development expenses were approximately $13.1 million and $11.9 million for the years ended December 31, 2019 and 2018, respectively. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding expenditures related to our research and development programs.

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

In certain circumstances, a therapeutic product candidate being studied in clinical trials may be made available for treatment of individual patients. Pursuant to the 21st Century Cures Act (Cures Act), the manufacturer of an investigational product for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational product.

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

Section 505(b)(2) NDAs

As an alternative path to FDA approval for modifications to formulations or uses of drugs previously approved by the FDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Amendments. A Section 505(b)(2) NDA is an application that contains full reports of investigations of safety and effectiveness, but where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This type of application permits reliance for such approvals on literature or on an FDA finding of safety, effectiveness or both for an approved drug product.

As such, under Section 505(b)(2), the FDA may rely, for approval of an NDA, on data not developed by the applicant. The FDA may also require companies to perform additional studies or measurements, including clinical trials, to support the change from the approved branded reference drug. The FDA may then approve the new product candidate for the new indication sought by the 505(b)(2) applicant.

FDA Regulations Specific to Gene-Based Products

The Food and Drug Administration (FDA) regulates gene-based products as biological products. Biological products intended for therapeutic use may be regulated by either the Center for Biologics Evaluation & Research (CBER) or the Center for Biologics Evaluation & Research (CDER). Gene-based products are subject to extensive regulation under the FDCA, the PHSA, and their implementing regulations. Each clinical trial of investigational gene therapies must be reviewed and approved by the Institutional Biosafety Committee (IBC) for each clinical site. IBCs were established under the National Institutes of Health (NIH) Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules to provide local review and oversight of nearly all forms of research utilizing recombinant or synthetic nucleic acid molecules. The IBC assesses biosafety issues, specifically, safety practices and containment procedures, related to the investigational product and clinical study. Compliance with the NIH Guidelines is mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA, however many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Such trials remain subject to FDA and other clinical trial regulations, and only after FDA, IBC, and other relevant approvals are in place can these protocols proceed.

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

Orphan Drug Designation

In 2009, the FDA granted orphan drug designation for ThermoDox® for the treatment of HCC. In 2005, the FDA granted orphan drug designation for GEN-1 for the treatment of ovarian cancer. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. However, if a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Orphan drug designation can also provide opportunities for grant funding towards clinical trial costs, tax advantages and FDA user-fee benefits.

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

In addition, manufacturing establishments in the U.S. and abroad are subject to periodic inspections by the FDA and must comply with cGMP. To maintain compliance with cGMP, manufacturers must expend funds, time and effort in the areas of production and quality control. The manufacturing process must be capable of consistently producing quality batches of the product candidate and the manufacturer must develop methods for testing the quality, purity and potency of the product candidate. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its proposed shelf-life.

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

New Legislation and Regulations

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations and policies are often revised or interpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative changes will be enacted or whether FDA regulations, guidance, policies or interpretations will be changed or what the effect of such changes, if any, may be. Further, with the COVID-19 pandemic, it is possible that Congress and FDA may implement new laws, regulations, or policies that may impact our ability to continue development programs as planned.

Other regulatory matters

Manufacturing, sales, promotion and other activities of product candidates following product approval, where applicable, or commercialization are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, which may include the Centers for Medicare & Medicaid Services, or CMS, other divisions of the Department of Health and Human Services, or HHS, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments and governmental agencies.

Other healthcare laws

Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we develop, market, sell and distribute any drugs for which we obtain marketing approval. In the United States, these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below.

●	The federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing any remuneration (including any kickback, bride, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Violations are subject to significant civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.
●	The federal civil and criminal false claims laws, including the civil False Claims Act, or FCA, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using, or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs.
●	The federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer or remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies.
●	The Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for knowingly and willfully executing a scheme, or attempting to execute a scheme, to defraud any healthcare benefit program, including private payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, or falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services.
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, imposes, among other things, specified requirements on covered entities and their business associates relating to the privacy and security of individually identifiable health information including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates in some cases, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.
●	The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. In addition, many states also require reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made in the previous year to certain non-physician providers such as physician assistants and nurse practitioners.
●	Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.
●	Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers and restrict marketing practices or require disclosure of marketing expenditures and pricing information; and state and foreign laws that govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other related governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, reputational harm, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar settlement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to similar actions, penalties and sanctions. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from its business.

In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of health-related and other personal information. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which came into effect on January 1, 2020 and provides new data privacy rights for consumers and new operational requirements for companies, which may increase our compliance costs and potential liability. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact certain of our business activities. The CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area, or EEA, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated now that the United Kingdom has left the EU.

Insurance Coverage and Reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, the product. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. No uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Additionally, companies may also need to provide discounts to purchasers, private health plans or government healthcare programs. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, our operations and financial condition. Additionally, a third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act, or the MMA, established the Medicare Part D program to provide a voluntary prescription drug and biologic benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs and biologics. Unlike Medicare Parts A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs and biologics, and each drug plan can develop its own formulary that identifies which drugs and biologics it will cover, and at what tier or level. However, Part D prescription drug formularies must include products within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs and biologics in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs and biologics may increase demand for products for which we obtain marketing approval. Any negotiated prices for any of our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

For a drug or biologic product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the average manufacturer price, or AMP, and Medicaid rebate amounts reported by the manufacturer. As of 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, expanded the types of entities eligible to receive discounted 340B pricing, although under the current state of the law these newly eligible entities (with the exception of children’s hospitals) will not be eligible to receive discounted 340B pricing on orphan drugs. As 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase. Further, on December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change instituted by the Centers for Medicare & Medicaid Services, or CMS, under the 340B program. For the 2019 and 2018 fiscal years, CMS altered the reimbursement formula. The court ruled this change was not an “adjustment” that was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation, and such a dramatic change was beyond the scope of the Secretary’s authority. On May 6, 2019, the district court reiterated that the rate reduction exceeded the Secretary’s authority and declared that the rate reduction for 2019 also exceeded the Secretary’s authority and remanded the issue to HHS to devise an appropriate remedy. On July 10, 2019, the district court entered its final judgment and CMS has filed an appeal and a decision by the Court of Appeals for the D.C. Circuit is pending. However, subsequently, hospitals have filed a complaint in the U.S. District Court for D.C. to enjoin the reimbursement cuts for 2020. It is unclear how such litigation could affect covered hospitals who might purchase our products in the future and affect the rates we may charge such facilities for our approved products. Changes to these current laws and state and federal healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

These laws, and future state and federal healthcare reform measures may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Outside the United States, ensuring coverage and adequate payment for a product also involves challenges, as the pricing of biological products is subject to governmental control in many countries. For example, in the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost effectiveness of a particular therapy to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. Other countries may allow companies to fix their own prices for products but monitor and control product volumes and issue guidance to physicians to limit prescriptions. Efforts to control prices and utilization of biological products will likely continue as countries attempt to manage healthcare expenditures.

Current and future healthcare reform legislation

In the United States and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. For example, in March 2010, the United States Congress enacted the Affordable Care Act, which, among other things, includes changes to the coverage and payment for products under government health care programs. The Affordable Care Act includes provisions of importance to our potential product candidates that:

●	created an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs;
●	expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
●	expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;
●	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
●	expanded the types of entities eligible for the 340B drug discount program;
●	established the Medicare Part D coverage gap discount program by requiring manufacturers to provide point-of-sale-discounts off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and
●	created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and Congressional challenges to certain provisions of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, delaying the implementation of certain Affordable Care Act-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. We will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. For example, at the federal level, the Trump administration’s budget for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Additionally, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control biopharmaceutical and biologic product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

On May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

Regulation Outside of the U.S.

In addition to regulations in the U.S., we will be subject to a variety of regulations of other countries governing, among other things, any clinical trials and commercial sales and distribution of our product candidates. Whether or not we obtain FDA approval (clinical trial or marketing) for a product, we must obtain the requisite approvals from regulatory authorities in countries outside of the U.S., such as the EU and China, prior to the commencement of clinical trials or marketing of the products in those countries. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

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

Manufacturing is subject to extensive regulations that impose various procedural and documentation requirements, which govern record keeping, manufacturing processes and controls, personnel, quality control and quality assurance, among others. Our CMOs manufacture our product candidates under cGMP conditions. cGMP is a regulatory standard for the production of pharmaceuticals that will be used in humans which is recognized by FDA and many foreign regulatory authorities.

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

ThermoDox®

Although there are many drugs and devices marketed and under development for the treatment of cancer, the Company is not aware of any other heat activated drug delivery product either being marketed or in human clinical development. In addition, the Company is not aware of any other Phase III clinical trial for the treatment of newly diagnosed or intermediate stage HCC or primary liver cancer.

GEN-1

Studied indications for GEN-1 include ovarian cancer and glioblastoma multiforme (GBM) brain cancer. In evaluating the competitive landscape for both indications, early stage indications are treated with chemotherapy (temozolomide, BCNU, CCNU for brain cancer; docetaxel, doxil and cisplatinum for ovarian cancer), while later stage ovarian cancer is treated with Bevacizumab - Avastin®, an anti-angiogenesis inhibitor. Avastin® is currently also being evaluated for early stage disease.

In product positioning for the ovarian cancer indications, there currently is no direct immunotherapy competitor for GEN-1, which will be studied as an adjuvant to both chemotherapy standard of care regimens, as well as anti-angiogenesis compounds. To support these cases, we have conducted clinical studies in combination with chemotherapy for ovarian cancer, and preclinical studies in combination with both temozolomide and Bevacizumab-Avastin®.

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

For the ThermoDox® technology, we either exclusively license or own U.S. and international patents with claims and methods and compositions of matters that cover various aspects of lysolipid thermally sensitive liposomes technology, with expiration dates ranging from 2018 to 2026.

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

EMPLOYEES

As of March 25, 2020, we employed 29 full-time employees. We also maintain active independent contractor relationships with various individuals, most of whom have month-to-month or annual consulting agreements. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

AVAILABLE INFORMATION

We make available free of charge through our website, www.celsion.com, our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the SEC). In addition, our website includes other items related to corporate governance matters, including, among other things, our corporate governance principles, charters of various committees of the Board of Directors, and our code of business conduct and ethics applicable to all employees, officers and directors. We intend to disclose on our internet website any amendments to or waivers from our code of business conduct and ethics as well as any amendments to its corporate governance principles or the charters of various committees of the Board of Directors. Copies of these documents may be obtained, free of charge, from our website. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file periodic and other reports electronically with the Securities and Exchange Commission. The address of that site is www.sec.gov. The information available on or through our website is not a part of this Annual Report and should not be relied upon.

RECENT EVENTS

On February 27, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with several institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Offering”), an aggregate of 4,571,428 shares (the “Shares”) of our common stock at an offering price of $1.05 per share for gross proceeds of approximately $4.8 million before the deduction of the Placement Agent fees and offering expenses. The Shares are being offered by the Company pursuant to a registration statement on Form S-3 (File No. 333-227236). The Purchase Agreement contains customary representations, warranties and agreements by the Company and customary conditions to closing. The closing of the Offering and the Private Placement occurred on March 3, 2020. In a concurrent private placement (the “Private Placement”), the Company agreed to issue to the investors that participated in the Offering, for no additional consideration, warrants, to purchase up to 2,971,428 shares of Common Stock (the “Original Warrants”). The Original Warrants were initially exercisable six months following their and were set to expire on the five-year anniversary of such initial exercise date. The Warrants had an exercise price of $1.15 per share subject to adjustment as provided therein. On March 12, 2020 the Company entered into private exchange agreements (the “Exchange Agreements”) with holders the Warrants. Pursuant to the Exchange Agreements, in return for a higher exercise price of $1.24 per share of Common Stock, the Company issued new warrants to the Investors to purchase up to 3,200,000 shares of Common Stock (the “Exchange Warrants”) in exchange for the Original Warrants. The Exchange Warrants, like the Original Warrants, are initially exercisable six months following their issuance (the “Initial Exercise Date”) and expire on the five-year anniversary of their Initial Exercise Date. Other than having a higher exercise price, different issue date, Initial Exercise Date and expiration date, the terms of the Exchange Warrants are identical to those of the Original Warrants.

On March 5, 2020, the Company delivered notice to Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), terminating the Common Stock Purchase Agreement dated October 28, 2019 (the “2019 Aspire Purchase Agreement”) with Aspire Capital effective as of March 6, 2020. The 2019 Aspire Purchase Agreement provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $10 million of shares of the Company’s common stock over the 24-month term of the 2019 Aspire Purchase Agreement at a price equal to (i) the lowest sale price of the Company’s common stock on the purchase date; or (ii) the arithmetic average of the three (3) lowest closing sale prices for the Company’s common stock during the ten (10) consecutive trading days ending on the trading day immediately preceding the purchase date. In consideration for entering into the 2019 Aspire Purchase Agreement, the Company issued to Aspire Capital 100,000 shares of the Company’s common stock.

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

Since our inception, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $291 million at December 31, 2019. For the years ended December 31, 2019 and 2018, we incurred net losses of $16.9 million, and $11.9 million, respectively. We currently have no product revenue and do not expect to generate any product revenue for the foreseeable future. Because we are committed to continuing our product research, development, clinical trial and commercialization programs, we will continue to incur significant operating losses unless and until we complete the development of ThermoDox®, GEN-1 and other new product candidates and these product candidates have been clinically tested, approved by the United States Food and Drug Administration (FDA) and successfully marketed. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, us or our collaborators successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we or our collaborators are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the year ended December 31, 2019, we had a net loss of $16.9 million and used $20.3 million to fund operations. We have incurred approximately $291 million of accumulated net losses as of December 31, 2019. As of December 31, 2019, we had approximately $16.7 million in cash, short-term investments, interest receivable and deferred income tax asset.

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

To complete the development and commercialization of our product candidates, we will need to raise substantial amounts of additional capital to fund our operations. Our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing, progress and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other unforeseen uses of cash. Other than the Capital on Demand Agreement that provides us the ability to sell equity securities in the future, we do not have any committed sources of financing and cannot assure you that alternate funding will be available in a timely manner, on acceptable terms or at all. We may need to pursue dilutive equity financings, such as the issuance of shares of common stock, convertible debt or other convertible or exercisable securities. Such dilutive equity financings could dilute the percentage ownership of our current common stockholders and could significantly lower the market value of our common stock. In addition, a financing could result in the issuance of new securities that may have rights, preferences or privileges senior to those of our existing stockholders.

If we are unable to obtain additional capital on a timely basis or on acceptable terms, or, if current market conditions, including the volatility in the markets resulting from the worldwide Covid-19 pandemic, make capital raising impractical or impossible, we may be required to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, if any, limit strategic opportunities or undergo corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or potential markets or that could impose onerous financial or other terms. Furthermore, if we cannot fund our ongoing development and other operating requirements, particularly those associated with our obligations to conduct clinical trials under our licensing agreements, we will be in breach of these licensing agreements and could therefore lose our license rights, which could have material adverse effects on our business.

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

Securing FDA or comparable foreign regulatory approval requires the submission of extensive preclinical and clinical data and supporting information for each therapeutic indication to establish the product candidate’s safety and efficacy for its intended use. It takes years to complete the testing of a new drug or biological product and development delays and/or failure can occur at any stage of testing. Any of our present and future clinical trials may be delayed, halted, not authorized, or approval of any of our products may be delayed or may not be obtained due to any of the following:

●	any preclinical test or clinical trial may fail to produce safety and efficacy results satisfactory to the FDA or comparable foreign regulatory authorities;

●	preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent marketing approval;

●	negative or inconclusive results from a preclinical test or clinical trial or adverse events during a clinical trial could cause a preclinical study or clinical trial to be repeated or a development program to be terminated, even if other studies relating to the development program are ongoing or have been completed and were successful;

●	the FDA or comparable foreign regulatory authorities can place a clinical hold on a trial if, among other reasons, it finds that subjects enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury;

●	the FDA or comparable foreign regulatory authorities may suffer delays related to the impact of the spread of COVID-19 on the FDA’s ability to continue its normal operations

●	the facilities that we utilize, or the processes or facilities of third-party vendors, including without limitation the contract manufacturers who will be manufacturing drug substance and drug product for us or any potential collaborators, may not satisfactorily complete inspections by the FDA or comparable foreign regulatory authorities; and

●	we may encounter delays or rejections based on changes in FDA policies or the policies of comparable foreign regulatory authorities during the period in which we develop a product candidate, or the period required for review of any final marketing approval before we are able to market any product candidate.

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

Adverse events or the perception of adverse events in the field of gene therapy generally, or with respect to our product candidates specifically, may have a particularly negative impact on public perception of gene therapy and result in greater governmental regulation, including future bans or stricter standards imposed on gene-based therapy clinical trials, stricter labeling requirements and other regulatory delays in the testing or approval of our potential products. For example, each clinical trial of investigational gene therapies must be reviewed and approved by the Institutional Biosafety Committee (IBC) for each clinical site. IBCs were established under the National Institutes of Health (NIH) Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules to provide local review and oversight of nearly all forms of research utilizing recombinant or synthetic nucleic acid molecules. The IBC assesses biosafety issues, specifically, safety practices and containment procedures, related to the investigational product and clinical study. Compliance with the NIH Guidelines is mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA, however many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Such trials remain subject to FDA and other clinical trial regulations, and only after FDA, IBC, and other relevant approvals are in place can these protocols proceed. The FDA can put an investigational new drug (IND) application on a clinical hold even if the IBC has provided a favorable review. Such committee and advisory group reviews and any new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. Any increased scrutiny could delay or increase the costs of our product development efforts or clinical trials.

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

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:

●	the patient eligibility and exclusion criteria defined in the protocol;

●	the size of the patient population required for analysis of the trial’s primary endpoints and the process for identifying patients;

●	the willingness or availability of patients to participate in our trials (including due to the recent outbreak of the coronavirus strain known as COVID-19, or the COVID-19 coronavirus);

●	the proximity of patients to trial sites;

●	the design of the trial;

●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

●	clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating;

●	the availability of competing commercially available therapies and other competing drug candidates’ clinical trials;

●	our ability to obtain and maintain patient informed consents; and

●	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. Certain of our planned clinical trials may also involve invasive procedures, which may lead some patients to drop out of trials to avoid these follow-up procedures.

Further, timely enrollment in clinical trials is reliant on clinical trial sites which may be adversely affected by global health matters, including, among other things, pandemics. For example, our clinical trial sites may be located in regions currently being affected by the COVID-19 coronavirus. Some factors from the COVID-19 coronavirus outbreak that we believe may adversely affect enrollment in our trials include:

●	the diversion of healthcare resources away from the conduct of clinical trial matters to focus on pandemic concerns, including the attention of infectious disease physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●	patients who would otherwise be candidates for enrollment in our clinical trials, may become infected with the COVID-19 coronavirus, which may kill some patients and render others too ill to participate, limiting the available pool of participants for our trials;

●	limitations on travel that interrupt key trial activities, such as clinical trial site initiations and monitoring;

●	interruption in global shipping affecting the transport of clinical trial materials, such as investigational drug product and comparator drugs used in our trials; and

●	employee furlough days that delay necessary interactions with local regulators, ethics committees and other important agencies and contractors.

These and other factors arising from the COVID-19 coronavirus could worsen in countries that are already afflicted with the virus or could continue to spread to additional countries, each of which may further adversely impact our clinical trials. The global outbreak of the COVID-19 coronavirus continues to evolve and the conduct of our trials may continue to be adversely affected, despite efforts to mitigate this impact.

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

Our relationships with healthcare providers and physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of biopharmaceutical products. Arrangements with third-party payors and customers can expose biopharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute biopharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The applicable federal, state and foreign healthcare laws and regulations laws that may affect our ability to operate include, but are not limited to:

●	the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, a claim submitted for payment to any federal health care program that includes items or services that were made as a result of a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between biopharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers, among others, on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;

●	the federal civil and criminal false claims laws, including the FCA, and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false, fictious or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs; knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. A claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim under the FCA. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring qui tam actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, requirements relating to the privacy, security and transmission of individually identifiable health information on certain covered healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their respective “business associates,” those independent contractors or agents of covered entities that perform services for covered entities that involve the creation, use, receipt, maintenance or disclosure of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

●	the federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which require some manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made in the previous year to certain non-physician providers such as physician assistants and nurse practitioners;

●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by third-party payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws that require biopharmaceutical companies to comply with the biopharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state and local laws that require the registration of biopharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

The distribution of biopharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of biopharmaceutical products.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from the business.

It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, reputational harm, possible exclusion from participation in federal and state funded healthcare programs, contractual damages and the curtailment or restricting of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Any action for violation of these laws, even if successfully defended, could cause a biopharmaceutical manufacturer to incur significant legal expenses and divert management’s attention from the operation of the business. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way.

Ongoing legislative and regulatory changes affecting the healthcare industry could have a material adverse effect on our business.

Political, economic and regulatory influences are subjecting the healthcare industry to potential fundamental changes that could substantially affect our results of operations by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. biopharmaceutical industry. The ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Since its enactment, some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial, congressional, and executive challenges. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. The loss of the cost share reduction payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. On December 10, 2019, the U.S. Supreme Court heard arguments in Moda Health Plan, Inc. v. United States, which will determine whether the government must make risk corridor payments. The U.S. Supreme Court’s decision will be released in the coming months, but we cannot predict how the U.S. Supreme Court will rule. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, delaying the implementation of certain Affordable Care Act-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. We cannot predict what affect further changes to the ACA would have on our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs, including aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018, or BBA, will remain in effect through 2029, unless additional congressional action is taken. The BBA also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Several states have adopted price transparency requirements and those as well as any future federal price transparency requirements that may be implemented in the future could have a negative effect on our business. Additionally, we expect to experience pricing pressures in connection with the sale of any future approved product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes.

At the federal level, the Trump administration’s budget for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. The Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule that would allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. In addition, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control biopharmaceutical and biologic product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In particular, national laws of member states of the EU are in the process of being adapted to the requirements under the GDPR, thereby implementing national laws which may partially deviate from the GDPR and impose different obligations from country to country, so that we do not expect to operate in a uniform legal landscape in the EEA. Also, as it relates to processing and transfer of genetic data, the GDPR specifically allows national laws to impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty. Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated now that the United Kingdom has left the EU.

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

Our ability to commercialize our new cancer treatment systems successfully will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from third-party payors, which include government authorities such as Medicare, Medicaid, TRICARE, and the Veterans Administration, managed care providers, private health insurers, and other organizations. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost. The reimbursement status of newly approved medical products is subject to significant uncertainty We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop.

Government authorities and other third-party payors decide which drugs and treatments they will cover and the amount of reimbursement. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. No uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

●	a covered benefit under its health plan;
●	safe, effective and medically necessary;
●	appropriate for the specific patient;
●	cost-effective; and
●	neither experimental nor investigational.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Additionally, companies may also need to provide discounts to purchasers, private health plans or government healthcare programs. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, our operations and financial condition.

Government, private health insurers and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products approved for marketing by the FDA. For example, Congress passed the Affordable Care Act in 2010 which enacted a number of reforms to expand access to health insurance while also reducing or constraining the growth of healthcare spending, enhancing remedies against fraud and abuse, adding new transparency requirements for healthcare industries, and imposing new taxes on fees on healthcare industry participants, among other policy reforms. Federal agencies, Congress and state legislatures have continued to show interest in implementing cost containment programs to limit the growth of health care costs, including price controls, price disclosures, restrictions on reimbursement and other fundamental changes to the healthcare delivery system. In addition, in recent years, Congress has enacted various laws seeking to reduce the federal debt level and contain healthcare expenditures, and the Medicare and other healthcare programs are frequently identified as potential targets for spending cuts. New government legislation or regulations related to pricing or other fundamental changes to the healthcare delivery system as well as a government or third-party payer decision not to approve pricing for, or provide adequate coverage or reimbursement of, our product candidates hold the potential to severely limit market opportunities of such products. Accordingly, even if coverage and reimbursement are provided by government, private health insurers and third-party payors for uses of our products, market acceptance of these products would be adversely affected if the reimbursement available proves to be unprofitable for health care providers.

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

We or the third parties upon whom we depend may be adversely affected by earthquakes, global pandemics or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster, including earthquakes, outbreak of disease or other natural disasters.

Our current operations are located in our facilities in Lawrenceville, New Jersey. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes or other natural disasters could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. For example, in December 2019, an outbreak of a novel strain of coronavirus, or the COVID-19 coronavirus, originated in Wuhan, China. To date, this outbreak has already resulted in extended shutdowns of certain businesses in the Wuhan region and has had ripple effects to businesses around the world. An outbreak of communicable diseases in China or elsewhere, or the perception that such an outbreak could occur, and the measures taken by the governments of countries affected, could adversely affect our business, financial condition or results of operations by limiting our ability to manufacture products within or outside China, forcing temporary closure of facilities that we rely upon or increasing the costs associated with obtaining clinical supplies of our product candidates. The extent to which the COVID-19 coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the COVID-19 coronavirus and the actions to contain the COVID-19 coronavirus or treat its impact, among others. Global health concerns, such as the COVID-19 coronavirus, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate.

The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed.

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

Pandemics such as the COVID-19 coronavirus could have an adverse impact on our developmental programs and our financial condition.

In December 2019, a novel strain of the COVID-19 coronavirus was first identified in Wuhan, Hubei Province, China. Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations. These could include disruptions or restrictions on our ability to travel, pursue partnerships and other business transactions, conduct clinical trials, make shipments of biologic materials, as well as be impacted by the temporary closure of the facilities of suppliers and clinical trial sites. Any disruption of suppliers, clinical trial sites or access to patients would likely impact our clinical trial enrollment progress and rates as well as our ability to access capital through the financial markets. The extent to which the COVID-19 coronavirus impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 coronavirus and the actions to contain the COVID-19 coronavirus or treat its impact, among others.

RISKS RELATED TO OUR SECURITIES

The market price of our common stock has been, and may continue to be volatile and fluctuate significantly, which could result in substantial losses for investors and subject us to securities class action litigation.

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospect. The closing price of our common stock as reported on The Nasdaq Capital Market had a high price of $3.48 and a low price of $1.35 in the 52-week period ended December 31, 2018, a high price of $2.47 and a low price of $1.08 in the 52-week period ended December 31, 2019, and a high price of $1.73 and a low price of $0.72 from January 1, 2020 through March 24, 2020. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 24, 2020, we had 29,257,101 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, all of the shares of common stock issuable upon exercise of warrants will be freely tradable without restriction or further registration upon issuance.

Our stockholders may experience significant dilution as a result of future equity offerings or issuances and exercise of outstanding options and warrants.

In order to raise additional capital or pursue strategic transactions, we may in the future offer, issue or sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock, including the issuance of common stock in relation to the achievement, if any, of milestones triggering our payment of earn-out consideration in connection with the EGEN acquisition. Our stockholders may experience significant dilution as a result of future equity offerings or issuances. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders. As of March 24, 2020, we have a significant number of securities convertible into, or allowing the purchase of, our common stock, including 3,826,098 shares of common stock issuable upon exercise of warrants outstanding, 4,786,747 options to purchase shares of our common stock and restricted stock awards outstanding, and 4,152 shares of common stock reserved for future issuance under our stock incentive plan.

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

On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The Tax Reform Act significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a quasi-territorial tax system, providing a one-time transition toll charge on foreign earnings, creating a new limitation on the deductibility of interest expenses and modifying the limitation on officer compensation. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. We currently have significant net operating losses (NOLs) that may be used to offset future taxable income. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. During 2019, 2018 and years prior, we performed analyses to determine if there were changes in ownership, as defined by Section 382 of the Internal Revenue Code that would limit our ability to utilize certain net operating loss and tax credit carry forwards. We determined we experienced ownership changes, as defined by Section 382, in connection with certain common stock offerings in 2011, 2013, 2015, 2017 and 2018. As a result, the utilization of our federal tax net operating loss carry-forwards generated prior to the ownership changes is limited. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, which would significantly limit our ability to utilize NOLs to offset future taxable income.

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

Following is a table of the lease payments and maturity of our operating lease liabilities as of December 31, 2019:

For the years ending December 31,
2020	$525,809
2021	530,734
2022	535,579
2023	233,117
2024 and thereafter	-
Subtotal future lease payments	1,825,239
Less imputed interest	(293,789)
Total lease liabilities	$1,531,450

Weighted average remaining life	3.45 years

Weighted average discount rate	9.98%

For the year ended December 31, 2019, operating lease expense was $522,380 and cash paid for operating leases included in operating cash flows was $485,848. For 2018, operating lease expense was $450,430 and cash paid for operating leases included in operating cash flows was $457,321.

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

Record Holders

As of March 24, 2020, there were approximately 12,200 stockholders of record of our common stock. The actual number of stockholders may be greater than this number of record stockholders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of stockholders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The following discussions should be read in conjunction with our financial statements and related notes thereto included in this Annual Report. The following discussion contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause actual results to differ materially from anticipated results. Factors that could cause or contribute to such differences include those described under “Part I, Item 1A - Risk Factors” appearing in this Annual Report and factors described in other cautionary statements, cautionary language and risk factors set forth in other documents that we file with the Securities and Exchange Commission. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Celsion is an integrated development clinical stage oncology drug company focused on advancing innovative cancer treatments, including directed chemotherapies, DNA-mediated immunotherapy and RNA-based therapies. Our lead product candidate is ThermoDox®, a proprietary heat-activated liposomal encapsulation of doxorubicin, currently in a Phase III clinical trial for the treatment of primary liver cancer (the “OPTIMA Study”). Second in our product pipeline is GEN-1, a DNA-mediated immunotherapy for the localized treatment of ovarian cancer. These investigational products are based on platform technologies that provide the basis for future development of a range of therapeutics, largely focused on difficult-to-treat forms of cancer. The first platform technology is Lysolipid Thermally Sensitive Liposomes, a heat sensitive liposomal based dosage form that is designed to target disease with known chemotherapeutics in the presence of mild heat. The second platform technology is TheraPlas, a novel nucleic acid-based investigational candidate under development for local transfection of therapeutic DNA plasmids. Employing these technologies, we are working to develop and commercialize more efficient, effective and targeted oncology therapies that maximize efficacy while minimizing side effects common to cancer treatments.

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

On February 24, 2014, we announced that the United States Food and Drug Administration (the “FDA”) provided clearance for the OPTIMA Study, which is a pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox®, in combination with standardized RFA, for the treatment of primary liver cancer. The trial design of the OPTIMA Study is based on the comprehensive analysis of data from an earlier clinical trial conducted by the Company called the HEAT Study (the “HEAT Study”). The OPTIMA Study is supported by a hypothesis developed from an overall survival analysis of a large subgroup of 285 patients from the HEAT Study.

Post-hoc data analysis from our earlier Phase III HEAT Study suggest that ThermoDox® may substantially improve OS, when compared to the control group, in patients if their lesions undergo a 45-minute RFA procedure standardized for a lesion greater than 3 cm in diameter. Data from nine OS sweeps have been conducted since the top line progression free survival (“PFS”) data from the HEAT Study were announced in January 2013, with each data set demonstrating substantial improvement in clinical benefit over the control group with statistical significance. On August 15, 2016, we announced updated results from its final retrospective OS analysis of the data from the HEAT Study (the “HEAT Study subgroup”). These results demonstrated that in a large, well bounded, subgroup of patients with a single lesion (n=285, 41% of the HEAT Study patients), treatment with a combination of ThermoDox® and optimized RFA provided an average 54% risk improvement in OS compared to optimized RFA alone. The Hazard Ratio (“HR”) at this analysis is 0.65 (95% CI 0.45 - 0.94) with a p-value of 0.02. Median OS for the ThermoDox® subgroup has been reached which translates into a two-year survival benefit over the optimized RFA subgroup (projected to be greater than 80 months for the ThermoDox® plus optimized RFA subgroup compared to less than 60 months projection for the optimized RFA only subgroup).

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

The OPTIMA Study was designed with extensive input from globally recognized HCC researchers and expert clinicians. The FDA also provided formal written feedback to the Company on the study protocol and trial design. The OPTIMA Study was designed to enroll up to 550 patients globally at approximately 65 clinical sites in the U.S., Canada, European Union (EU), China and other countries in the Asia-Pacific region and will evaluate ThermoDox® in combination with standardized RFA, which will require a minimum of 45 minutes across all investigators and clinical sites for treating lesions three to seven centimeters, versus standardized RFA alone. The primary endpoint for this clinical trial is overall survival (“OS”), and the secondary endpoints are progression free survival and safety. The statistical plan calls for two interim efficacy analyses by an independent Data Monitoring Committee (“DMC”).

We completed enrollment of 556 patients in the Phase III OPTIMA Study in August 2018. Data for the study will be reviewed as it matures up to two interim analyses expected to be conducted in the second half of 2019 and in mid-2020. We expect that the final efficacy analysis, if necessary, will be completed in early 2021. ThermoDox® has received U.S. FDA Fast Track Designation and has been granted orphan drug designation for primary liver cancer in both the U.S. and the EU. Additionally, the U.S. FDA has provided ThermoDox® with a 505(b)(2) registration pathway. Subject to a successful trial, the OPTIMA Study has been designed to support registration in all key primary liver cancer markets. We fully expect to submit registrational applications in the U.S., Europe and China. We expect to submit and believe that applications will be accepted in South Korea, Taiwan and Vietnam, three other significant markets for ThermoDox® if it were to receive approval in Europe, China or the U.S.

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

On August 5, 2019, the Company announced that the prescribed number of OS events had been reached for the first prespecified interim analysis of the OPTIMA Phase III Study. Following preparation of the data, the first interim analysis was conducted by the DMC on November 1, 2019. This timeline was consistent with the Company’s stated expectations and is necessary to provide a full and comprehensive data set that may represent the potential for a successful trial outcome. In accordance with the statistical plan, this initial interim analysis has a target of 118 events, or 60% of the total number required for the final analysis. At the time of the data cutoff, the Company received reports of 128 events. The hazard ratio for success at 128 events is approximately 0.63, which represents a 37% reduction in the risk of death compared with RFA alone and is consistent with the 0.65 hazard ratio that was observed in the prospective HEAT Study subgroup, which demonstrated a two-year overall survival advantage and a median time to death of more than seven and a half years.

On November 4, 2019, the Company announced that the DMC unanimously recommended the OPTIMA Study continue according to protocol. The recommendation was based on a review of blinded safety and data integrity from 556 patients enrolled in the Company’s multinational, double-blind, placebo-controlled pivotal Phase III OPTIMA Study. The DMC’s pre-planned interim efficacy review followed 128 patient events, or deaths, which occurred in August 2019. Data presented demonstrated that PFS and OS data appear to be tracking with patient data observed at a similar point in the Company’s subgroup of patients followed prospectively in the earlier Phase III HEAT Study, upon which the OPTIMA Study is based.

The data review demonstrated the following:

●	The OPTIMA Study patient demographics and risk factors are consistent with what the Company observed in the HEAT Study subgroup with all data quality metrics meeting expectations.

●	Median PFS for the OPTIMA Study reached 17 months as of August 2019. These blinded data compare favorably with 16 months median PFS for all 285 patients in the HEAT Study subgroup of patients treated with RFA >45 minutes.

●	Median OS for the OPTIMA Study has not been reached as of August 5, 2019, however median OS appears to be consistent with the HEAT Study subgroup of patients treated with RFA >45 minutes and followed prospectively for overall survival.

●	The OPTIMA Study has lost only 4 patients to follow-up from the initiation of the trial in September 2014 through August 2019 while the trial design allows for 3% risk for loss per year, which at this point would have exceeded 60 patients.

While the Company has not unblinded the study to report a hazard ratio, PFS and OS are tracking similarly to the subgroup of patients who received more than 45 minutes of RFA in our HEAT Study and followed prospectively for more than three years. This subgroup in the HEAT Study demonstrated a 2-year overall survival advantage and a median time to death of more than 7 ½ years. This tracking appears to bode well for success at the second of two pre-planned interim efficacy analysis, which is intended after a minimum of 158 patient deaths and is projected to occur during the second quarter of 2020. The hazard ratio for success at 158 events is 0.70. This is below the hazard ratio of 0.65 observed in the HEAT Study subgroup of patients treated with RFA > 45 minutes.

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

GEN-I OVATION Study. In February 2015, we announced that the FDA accepted, without objection, the Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neoadjuvant ovarian cancer (the “OVATION Study”). On September 30, 2015, we announced enrollment of the first patient in the OVATION Study. The OVATION Study was designed to (i) identify a safe, tolerable and potentially therapeutically active dose of GEN-1 by recruiting and maximizing an immune response; (ii) to enroll three to six patients per dose level and will evaluate safety and efficacy and (iii) attempt to define an optimal dose for a follow-on Phase I/II study. In addition, the OVATION Study establishes a unique opportunity to assess how cytokine-based compounds such as GEN-1, directly affect ovarian cancer cells and the tumor microenvironment in newly diagnosed patients. The study was designed to characterize the nature of the immune response triggered by GEN-1 at various levels of the patients’ immune system, including:

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

We initiated the OVATION Study at four clinical sites at the University of Alabama at Birmingham, Oklahoma University Medical Center, Washington University in St. Louis and the Medical College of Wisconsin. During 2016 and 2017, we announced data from the first fourteen patients in the OVATION Study, who completed treatment. On October 3, 2017, we announced final clinical and translational research data from the OVATION Study.

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

The latest DSMB review of GEN-1 at 100 mg/m² has confirmed that there were no dose limiting toxicities detected in any of the five patients dosed with GEN-1 and that intraperitoneal administration is well tolerated even when given with standard NACT. Of the eight patients treated in the Phase I portion of the OVATION 2 Study, five patients were treated with GEN-1 plus NACT and three patients were treated with NACT only.

In March 2020, the Company announced highly encouraging initial clinical data from the first 15 patients enrolled in the ongoing Phase I/II OVATION 2 Study for patients newly diagnosed with Stage III and IV ovarian cancer. The OVATION 2 Study combines GEN-1, the Company’s IL-12 gene-mediated immunotherapy, with standard-of-care neoadjuvant chemotherapy (NACT). Following NACT, patients undergo interval debulking surgery (IDS), followed by three additional cycles of chemotherapy.

GEN-1 plus standard NACT produced positive dose-dependent efficacy results, with no dose-limiting toxicities, which correlates well with successful surgical outcomes as summarized below:

●	Of the 15 patients treated in the Phase I portion of the OVATION 2 Study, nine patients were treated with GEN-1 at a dose of 100 mg/m² plus NACT and six patients were treated with NACT only. All 15 patients had successful resections of their tumors, with seven out of nine patients (78%) in the GEN-1 treatment arm having an R0 resection, which indicates a microscopically margin-negative resection in which no gross or microscopic tumor remains in the tumor bed. Only three out of six patients (50%) in the NACT only treatment arm had a R0 resection.

●	When combining these results with the surgical resection rates observed in the Company’s prior Phase Ib dose-escalation trial (the OVATION 1 Study), a population of patients with inclusion criteria identical to the OVATION 2 Study, the data reflect the strong dose-dependent efficacy of adding GEN-1 to the current standard of care NACT:

		% of Patients with R0 Resections
0, 36, 47 mg/m² of GEN-1 plus NACT	n=12	42%
61, 79, 100 mg/m² of GEN-1 plus NACT	n=17	82%

●	The objective response rate (ORR) as measured by Response Evaluation Criteria in Solid Tumors (RECIST) criteria for the 0, 36, 47 mg/m² dose GEN-1 patients were comparable, as expected, to the higher (61, 79, 100 mg/m²) dose GEN-1 patients, with both groups demonstrating an approximate 80% ORR.

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

Our obligations to make the earnout payments will terminate on the eight anniversary of the closing date. In the acquisition, we purchased GEN-1, a DNA-based immunotherapy for the localized treatment of ovarian and brain cancers, and two platform technologies for the development of treatments for those suffering with difficult-to-treat forms of cancer, novel nucleic acid-based immunotherapies and other anti-cancer DNA or RNA therapies, including TheraPlas and TheraSilence.

Acquired in-process research and development (“IPR&D”) consists of EGEN’s drug technology platforms: TheraPlas and TheraSilence. The fair value of the IPR&D drug technology platforms was estimated to be $24.2 million as of the acquisition date. As of the closing of the acquisition, the IPR&D was considered indefinite lived intangible assets and will not be amortized. IPR&D is reviewed for impairment at least annually as of our third quarter ended September 30, and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. On December 31, 2016, the Company determined one of its IPR&D assets related to its RNA delivery system was impaired and wrote off its fair value, incurring a non-cash charge of $1.4 million during 2016. During its annual assessments on September 30, 2017 and 2018, the Company determined its IPR&D asset related to its glioblastoma multiforme cancer (GBM) product candidate, originally fair valued at $9.4 million on the date of acquisition, was impaired and wrote this asset’s carrying value down to $2.4 million collectively after those two assessments, incurring non-cash charges of $2.5 million and $4.5 million during 2017 and 2018, respectively. On September 30, 2019, the Company evaluated its IPR&D of the (GBM) product candidate and concluded that it is not more likely than not that the asset is further impaired. On September 30, 2019 and 2018, the Company evaluated its IPR&D of the ovarian cancer indication and concluded that it is not more likely than not that the asset is impaired. As no other indicators of impairment existed during the fourth quarter of 2019, the Company concluded none of the other IPR&D assets were impaired at December 31, 2019. The carrying amount of the ovarian cancer indication was $13.3 million at December 31, 2019 and 2018.

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

We had $16.7 million in cash, investments, interest receivable and deferred income tax asset as of December 31, 2019, as well as $6.4 million we have raised thus far in 2020 under the 2019 Aspire Purchase Agreement and from the February 2020 Offering. The Company has approximately $15 million available under the Capital on Demand Agreement with JonesTrading International Services LLC. Given our development plans, we anticipate our current cash resources will be sufficient to fund our operations and financial commitments through mid-2021. On March 5, 2020, we terminated the 2019 Aspire Purchase Agreement. Other than the Capital on Demand Agreement with Jones Trading that provides us the ability to sell equity securities in the future, we have no other committed sources of additional capital and there is uncertainty whether additional funding will be available when needed on terms that will be acceptable to it, or at all. If the Company would not be able to obtain financing when needed, it could be unable to carry out the business plan and may have to significantly limit its operations and its business and its financial condition and results of operations could be materially harmed. The extent to which the recent global Covid-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to contain or treat its impact, among others. Any significant infectious disease outbreak, including the COVID-19 pandemic, could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations, including our ability to obtain additional funding, if needed.

Financing Overview

Equity, Debt and Other Forms of Financing

As more fully discussed in Note 9 of the Financial Statement included in this Annual Report, during the fourth quarter of 2018, the Company received eligibility from the New Jersey Economic Development Authority to sell, and did sell, $11.1 million of its unused New Jersey net operating losses under the Technology Business Tax Certificate Program, receiving $10.4 million of non-dilutive funding in the process. During the fourth quarter of 2019, the Company received approval from the New Jersey Economic Development Authority to sell $1.9 million its New Jersey net operating losses. In early 2020, the Company entered into an agreement to sell these net operating losses and expects to receive net proceeds of approximately $1.8 million in the second quarter of 2020.

During 2018 and 2019, we issued a total of 5.1 million shares of common stock as discussed below for an aggregate $9.4 million in gross proceeds. During the first quarter of 2020, the Company has issued a total of 5.6 million shares of common stock for an aggregate of $6.4 million in gross proceeds as discussed in more detail below. In June 2018, we entered a $10 million loan facility with Horizon Technology Finance Corporation (“Horizon”).

●	On June 27, 2018, the Company entered into the Horizon Credit Agreement with Horizon that provided $10 million in new capital. The Company drew down $10 million upon closing of the Horizon Credit Agreement on June 27, 2018. The Company anticipates that it will use the funding provided under the Horizon Credit Agreement for working capital and advancement of its product pipeline. The obligations under the Horizon Credit Agreement are secured by a first-priority security interest in substantially all assets of Celsion other than intellectual property assets. The obligations will bear interest at a rate calculated based on one-month LIBOR plus 7.625%. Payments under the loan agreement are interest only for the first twenty-four (24) months after loan closing, followed by a 24-month amortization period of principal and interest through the scheduled maturity date.

●	On August 31, 2018, the Company entered into the 2018 Aspire Purchase Agreement with Aspire Capital Fund LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock over the 24-month term of the 2018 Aspire Purchase Agreement. On October 12, 2018, the Company filed with the SEC a prospectus supplement to the 2018 Shelf Registration Statement registering all of the shares of common stock that may be offered to Aspire Capital from time to time. The timing and amount of sales of the Company’s common stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company but is obligated to make purchases from the Company as directed by the Company in accordance with the Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future funding, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 164,835 Commitment Shares. The 2018 Aspire Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. During 2018 and 2019 the Company sold and issued an aggregate of 3.4 million shares under the Purchase Agreement, receiving approximately $6.5 million. All proceeds from the Company received under the 2018 Aspire Purchase Agreement were used for working capital and general corporate purposes. As a result of the Company and Aspire Capital entering into a new purchase agreement on October 28, 2019 discussed in the next paragraph, the 2018 Aspire Purchase Agreement was terminated.

●	On October 28, 2019, Company, entered into the 2019 Aspire Purchase Agreement with Aspire Capital. The terms and conditions pursuant to the 2019 Aspire Purchase Agreement are substantially similar to the 2018 Aspire Purchase Agreement. Pursuant to the new 2019 Aspire Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 24-month term of the 2019 Aspire Purchase Agreement. Concurrently with entering into the 2019 Aspire Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital (the “Registration Rights Agreement”), in which the Company agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended (the “Securities Act”), registering the sale of the shares of the Company’s common stock that have been and may be issued to Aspire Capital under the 2019 Aspire Purchase Agreement. In consideration for entering into the 2019 Aspire Purchase Agreement, the Company issued to Aspire Capital an additional 100,000 Commitment Shares. On November 8, 2019, the Company filed with the SEC a Registration Statement on Form S-1 registering all the shares of common stock that may be offered to Aspire Capital from time to time under the 2019 Aspire Purchase Agreement. During 2019, the Company sold 0.5 million shares of common stock under the 2019 Aspire Purchase Agreement, receiving approximately $0.7 million in gross proceeds. On March 5, 2020, the Company delivered notice to Aspire Capital terminating the 2019 Aspire Purchase Agreement effective as of March 6, 2020. During the first quarter of 2020, the Company sold 1.0 million shares of common stock under the 2019 Aspire Purchase Agreement and received $1.6 million in gross proceeds.

●	We were a party to a Controlled Equity OfferingSM Sales Agreement (ATM) dated as of February 1, 2013 with Cantor Fitzgerald & Co., pursuant to which we may sell additional shares of our common stock having an aggregate offering price of up to $25 million through “at-the-market” equity offerings from time to time. During 2018, the Company sold 0.5 million shares of common stock under the ATM, receiving approximately $1.2 million in net proceeds. On October 10, 2018, the Company delivered notice to Cantor terminating the ATM effective as of October 20, 2018. From February 2013 through the date of termination, the Company sold 1.8 million shares of Common Stock under the Sales Agreement generating gross proceeds of $12.8 million. The Company has no further obligations under the ATM.

●	On December 4, 2018, the Company entered into a new Capital on DemandTM Sales Agreement (the “Capital on Demand Agreement”) with JonesTrading Institutional Services LLC, as sales agent (“JonesTrading”), pursuant to which the Company may offer and sell, from time to time, through JonesTrading shares of common stock having an aggregate offering price of up to $16.0 million. The Company intends to use the net proceeds from the offering, if any, for general corporate purposes, including research and development activities, capital expenditures and working capital. The Company is not obligated to sell any Common Stock under the Capital on Demand Agreement and, subject to the terms and conditions of the Capital on Demand Agreement, JonesTrading will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The Nasdaq Capital Market, to sell common stock from time to time based upon Celsion’s instructions, including any price, time or size limits or other customary parameters or conditions the Company may impose. Under the Capital on Demand Agreement, JonesTrading may sell common stock by any method deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Capital on Demand Agreement will terminate upon the earlier of (i) the sale of all shares of our common stock subject to the Sales Agreement, and (ii) the termination of the Capital on Demand Agreement by JonesTrading or Celsion. The Capital on Demand Agreement may be terminated by JonesTrading or the Company at any time upon 10 days’ notice to the other party, or by JonesTrading at any time in certain circumstances, including the occurrence of a material adverse change in the Company. The Company did not sell any shares under the Capital on Demand Agreement during 2018. During 2019, the Company sold 0.5 million shares of common stock under the Capital on Demand Agreement, receiving approximately $1.0 million.

●	On February 27, 2020, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with several institutional investors, pursuant to which we agreed to issue and sell, in a registered direct offering (the “February 2020 Offering”), an aggregate of 4,571,428 shares (the “Shares”) of our common stock at an offering price of $1.05 per share for gross proceeds of approximately $4.8 million before the deduction of the Placement Agent fees and offering expenses. The Shares were offered by the Company pursuant to a registration statement on Form S-3 (File No. 333-227236). The Purchase Agreement contains customary representations, warranties and agreements by the Company and customary conditions to closing. In a concurrent private placement (the “Private Placement”), the Company agreed to issue to the investors that participated in the Offering, for no additional consideration, warrants, to purchase up to 2,971,428 shares of Common Stock (the “Original Warrants”). The Original Warrants were initially exercisable six months following their and were set to expire on the five-year anniversary of such initial exercise date. The Warrants had an exercise price of $1.15 per share subject to adjustment as provided therein. On March 12, 2020 the Company entered into private exchange agreements (the “Exchange Agreements”) with holders the Warrants. Pursuant to the Exchange Agreements, in return for a higher exercise price of $1.24 per share of Common Stock, the Company issued new warrants to the Investors to purchase up to 3,200,000 shares of Common Stock (the “Exchange Warrants”) in exchange for the Original Warrants. The Exchange Warrants, like the Original Warrants, are initially exercisable six months following their issuance (the “Initial Exercise Date”) and expire on the five-year anniversary of their Initial Exercise Date. Other than having a higher exercise price, different issue date, Initial Exercise Date and expiration date, the terms of the Exchange Warrants are identical to those of the Original Warrants.

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

Critical Accounting Policies and Estimates

Our financial statements, which appear at Item 8 to this Annual Report, have been prepared in accordance with accounting principles generally accepted in the U.S., which require that we make certain assumptions and estimates and, in connection therewith, adopt certain accounting policies. Our significant accounting policies are set forth in Note 1 to our financial statements. Of those policies, we believe that the policies discussed below may involve a higher degree of judgment and may be more critical to an accurate reflection of our financial condition and results of operations.

Revenue Recognition

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

Lease Accounting

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

Statements of Stockholders’ Equity

In August 2018, the SEC issued a final rule to simplify certain disclosure requirements. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. In August and September 2018, further amendments were issued to provide implementation guidance on adoption of the SEC rule and transition guidance for the new interim stockholders’ equity disclosure. We adopted this amended guidance in the first quarter of 2019. The adoption of this amended guidance resulted in us disclosing the Condensed Consolidated Statements of Changes in Stockholders’ Equity in each of the quarterly reporting period starting in 2019.

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

Results of Operations

Comparison of Fiscal Year Ended December 31, 2019 and Fiscal Year Ended December 31, 2018.

For the year ended December 31, 2019, our net loss was $16.9 million compared to a net loss of $11.9 million for the year ended December 31, 2018. The Company recognized $1.8 million and $10.4 million in tax benefits from the sale of its New Jersey net operating losses under the Technology Business Tax Certificate Program in the fourth quarters of 2019 and 2018, respectively. With $16.7 million in cash, investments, interest receivable and deferred income tax asset at December 31, 2019 coupled with the $6.4 million of additional capital raised during the first quarter of 2020, the Company believes it has sufficient capital resources to fund its operations through mid-2021.

Technology Development and Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten-year term of the agreement; therefore, we recognized revenue of $500,000 in each of the years 2019 and 2018.

Research and Development Expenses

Research and development (“R&D”) expenses increased $1.2 million or 10% from $11.9 million in 2018 to $13.1 million in 2019. Costs associated with the Phase III OPTIMA Study were $4.1 million in 2019 compared to $4.7 million in 2018. The prior year period was favorably impacted by a $0.8 million credit resulting from cost concessions negotiated with the Company’s lead contract research organization (CRO) for the OPTIMA Study. Excluding this one-time credit, clinical development costs for the Phase III OPTIMA Study decreased $1.4 million in 2019, due to the completion of enrollment of the study in August 2018. The Company continues to follow patients on the study through the two preplanned efficacy analyses and the final efficacy analysis after 197 OS events. Costs associated with the OVATION 2 Study were $0.6 million in 2019 compared to $0.4 million in 2018. Regulatory costs were $1.1 million in 2019 compared to $0.3 million in 2018. Other clinical costs were $2.5 million in each of 2019 and 2018. Costs associated with the production of ThermoDox® were $1.5 million during 2019 compared to $1.1 million in 2018 as the Company is preparing registration batches at its three CMOs assuming a successful outcome of the OPTIMA Study. R&D costs associated with the development of GEN-1 to support the OVATION program increased by $0.5 million to $3.3 million in 2019 compared to $2.8 million in 2018.

General and Administrative Expenses

General and administrative expenses decreased to $8.0 million in 2019 compared to $9.7 million in 2018. This decrease is primarily attributable to lower personnel costs of approximately $1.6 million which included a $1.7 million decrease in non-cash stock compensation expense partially offset by an increase in salary and benefits in 2019 compared to 2018.

Change in Earn-out Milestone Liability

The total aggregate purchase price for the acquisition of assets from EGEN included potential future earn-out payments contingent upon achievement of certain milestones. The difference between the aggregate $30.4 million in future earn-out payments and the $13.9 million included in the fair value of the acquisition consideration at June 20, 2014 was based on the Company’s risk-adjusted assessment of each milestone and utilizing a discount rate based on the estimated time to achieve the milestone. These milestone payments are fair valued at the end of each quarter and any change in their value is recognized in the consolidated financial statements.

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

The Company provided EGWU, Inc. 200,000 warrants to purchase common stock at a strike price of $0.01 per warrant share as consideration for entering into the amended agreement. These warrants shares have no expiration and were fair valued at $2.00 using the closing price of a share of Celsion stock on the date of issuance offset by the exercise price and recorded $0.4 million as an expense in the income statement and were classified as equity on the balance sheet during 2019.

As of December 31, 2019, the Company fair valued the earn-out milestone liability at $5.7 million and recognized a non-cash benefit of $3.2 million for 2019 as a result of the change in the fair value of these milestones from $8.9 million at December 31, 2018. In assessing the earnout milestone liability at December 31, 2019, the Company the fair valued each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 80% and 20% probability for the $7.0 million and the $12.4 million payments, respectively.

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

The Company concluded none of the IPR&D assets were impaired further as of December 31, 2019.

Investment income and interest expense

The Company realized $0.5 million and $0.4 million of investment income from its short-term investments during 2019 and 2018, respectively.

The Company entered a loan facility with Horizon Technology Finance Corporation in June 2018 and incurred interest expense of $1.4 million during 2019 compared to $0.7 million during 2018.

Income Tax Benefit

Annually, the State of New Jersey enables approved technology and biotechnology businesses with New Jersey net operating tax losses the opportunity to sell these losses through the Technology Business Tax Certificate Program (the “NOL Program”), thereby providing cash to companies to help fund their research and development and business operations. During the fourth quarter of 2018, the Company received eligibility from the New Jersey Economic Development Authority to sell, and did sell, $11.1 million of its unused New Jersey net operating losses under the Technology Business Tax Certificate Program, receiving $10.4 million of non-dilutive funding. The Company received approval from the New Jersey Economic Development Authority to sell $1.9 million of its New Jersey net operating losses recognizing a tax benefit for the year ended December 31, 2019 for the net proceeds (approximately $1.8 million) by reducing the deferred income tax valuation allowance. In early 2020, the Company entered into an agreement to sell these net operating losses and expects to receive net proceeds of approximately $1.8 million in the second quarter of 2020. The Company has approximately $2.1 million in future tax benefits remaining under the NOL Program in future years.

Inflation

We do not believe that inflation has had a material adverse impact on our revenue or operations in any of the past three years.

Financial Condition, Liquidity and Capital Resources

Since inception we have incurred significant losses and negative cash flows from operations. We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities sales of our New State net operating losses (as discussed above) and amounts received under our product licensing agreement with Yakult and our technology development agreement with Hisun. The process of developing and commercializing ThermoDox®, GEN-1 and other product candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts. We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future. Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $291 million at December 31, 2019.

At December 31, 2019 we had total current assets of $16.2 million (including cash, cash equivalents, short-term investment, interest receivable of $14.9 million) and current liabilities of $7.9 million, resulting in net working capital of $8.3 million. At December 31, 2018 we had total current assets of $28.1 million (including cash, cash equivalents, short-term investments and interest receivable of $27.6 million) and current liabilities of $6.1 million, resulting in net working capital of $22.0 million. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

Net cash used in operating activities for 2019 was $20.3 million. Our net loss of $16.9 million for 2019 included the following non-cash transactions: (i) $2.3 million in non-cash stock-based compensation expense, (ii) $0.4 million non-cash charge from the issuance of warrants in connection with an amendment to the EGEN Asset Purchase Agreement (iii) $0.4 million in non-cash interest expense and (iv) $3.2 non-cash benefit based on the change in the earn-out milestone liability. The $20.3 million net cash used in operating activities was mostly funded from cash and cash equivalents, short term investments, and cash proceeds received in equity financings during 2019. At December 31, 2019, we had cash, cash equivalents, short-term investment, and interest receivable of $14.9 million.

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

On August 31, 2018, the Company entered into the 2018 Aspire Purchase Agreement with Aspire Capital Fund LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock over the 24-month term of the 2018 Aspire Purchase Agreement. On October 12, 2018, the Company filed with the SEC a prospectus supplement to the 2018 Shelf Registration Statement registering all of the shares of common stock that may be offered to Aspire Capital from time to time. The timing and amount of sales of the Company’s common stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company but is obligated to make purchases from the Company as directed by the Company in accordance with the Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future funding, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 164,835 Commitment Shares. The 2018 Aspire Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. During 2018 and 2019 the Company sold and issued an aggregate of 3.4 million shares under the Purchase Agreement, receiving approximately $6.5 million. All proceeds from the Company received under the 2018 Aspire Purchase Agreement were used for working capital and general corporate purposes. As a result of the Company and Aspire Capital entering into a new purchase agreement on October 28, 2019 as discussed in the next paragraph, the 2018 Aspire Purchase Agreement terminated.

On October 28, 2019, Company, entered into the 2019 Aspire Purchase Agreement with Aspire Capital. The terms and conditions pursuant to the 2019 Aspire Purchase Agreement are substantially similar to the 2018 Aspire Purchase Agreement. Pursuant to the new 2019 Aspire Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 24-month term of the 2019 Aspire Purchase Agreement. Concurrently with entering into the 2019 Aspire Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital (the “Registration Rights Agreement”), in which the Company agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended (the “Securities Act”), registering the sale of the shares of the Company’s common stock that have been and may be issued to Aspire Capital under the 2019 Aspire Purchase Agreement. In consideration for entering into the 2019 Aspire Purchase Agreement, the Company issued to Aspire Capital an additional 100,000 Commitment Shares. On November 8, 2019, the Company filed with the SEC a Registration Statement on Form S-1 registering all the shares of common stock that may be offered to Aspire Capital from time to time under the 2019 Aspire Purchase Agreement. During 2019, the Company sold 0.5 million shares under the 2019 Aspire Purchase Agreement, receiving approximately $0.7 million. On March 5, 2020, the Company delivered notice to Aspire Capital terminating the 2019 Aspire Purchase Agreement with Aspire Capital effective as of March 6, 2020. The Company sold 1.0 million shares receiving $1.6 million during 2020 until the date of termination under the 2019 Aspire Purchase Agreement.

We were a party to a Controlled Equity OfferingSM Sales Agreement (ATM) dated as of February 1, 2013 with Cantor Fitzgerald & Co., pursuant to which we may sell additional shares of our common stock having an aggregate offering price of up to $25 million through “at-the-market” equity offerings from time to time. During 2018, the Company sold 0.5 million shares of common stock under the ATM, receiving approximately $1.2 million in net proceeds. On October 10, 2018, the Company delivered notice to Cantor terminating the ATM effective as of October 20, 2018. From February 2013 through the date of termination, the Company sold 1.8 million shares of Common Stock under the Sales Agreement generating gross proceeds of $12.8 million. The Company has no further obligations under the Sales Agreement.

On December 4, 2018, the Company entered into a new Capital on DemandTM Sales Agreement (the “Capital on Demand Agreement”) with JonesTrading Institutional Services LLC, as sales agent (“JonesTrading”), pursuant to which the Company may offer and sell, from time to time, through JonesTrading shares of Common Stock having an aggregate offering price of up to $16.0 million. The Company intends to use the net proceeds from the offering, if any, for general corporate purposes, including research and development activities, capital expenditures and working capital. The Company is not obligated to sell any Common Stock under the Capital on Demand Agreement and, subject to the terms and conditions of the Capital on Demand Agreement, JonesTrading will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The Nasdaq Capital Market, to sell Common Stock from time to time based upon Celsion’s instructions, including any price, time or size limits or other customary parameters or conditions the Company may impose. Under the Capital on Demand Agreement, JonesTrading may sell Common Stock by any method deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Capital on Demand Agreement will terminate upon the earlier of (i) the sale of all shares of our common stock subject to the Sales Agreement, and (ii) the termination of the Capital on Demand Agreement by JonesTrading or Celsion. The Capital on Demand Agreement may be terminated by JonesTrading or the Company at any time upon 10 days’ notice to the other party, or by JonesTrading at any time in certain circumstances, including the occurrence of a material adverse change in the Company. The Company did not sell any shares under the Capital on Demand Agreement during 2018. During 2019, the Company sold 0.5 million shares under the Capital on Demand Agreement, receiving approximately $1.0 million.

On February 27, 2020, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with several institutional investors, pursuant to which we agreed to issue and sell, in a registered direct offering (the “February 2020 Offering”), an aggregate of 4,571,428 shares (the “Shares”) of our common stock at an offering price of $1.05 per share for gross proceeds of approximately $4.8 million before the deduction of the Placement Agent fees and offering expenses. The Shares were offered by the Company pursuant to a registration statement on Form S-3 (File No. 333-227236). The Purchase Agreement contains customary representations, warranties and agreements by the Company and customary conditions to closing. In a concurrent private placement (the “Private Placement”), the Company agreed to issue to the investors that participated in the Offering, for no additional consideration, warrants, to purchase up to 2,971,428 shares of Common Stock (the “Original Warrants”). The Original Warrants were initially exercisable six months following their and were set to expire on the five-year anniversary of such initial exercise date. The Warrants had an exercise price of $1.15 per share subject to adjustment as provided therein. On March 12, 2020 the Company entered into private exchange agreements (the “Exchange Agreements”) with holders the Warrants. Pursuant to the Exchange Agreements, in return for a higher exercise price of $1.24 per share of Common Stock, the Company issued new warrants to the Investors to purchase up to 3,200,000 shares of Common Stock (the “Exchange Warrants”) in exchange for the Original Warrants. The Exchange Warrants, like the Original Warrants, are initially exercisable six months following their issuance (the “Initial Exercise Date”) and expire on the five-year anniversary of their Initial Exercise Date. Other than having a higher exercise price, different issue date, Initial Exercise Date and expiration date, the terms of the Exchange Warrants are identical to those of the Original Warrants.

The Company had $16.7 million in cash, investments, interest receivable and deferred income tax asset as of December 31, 2019, as well as $6.4 million we have raised thus far in 2020 under the 2019 Aspire Purchase Agreement and the February 2020 Offering. Given our development plans, we anticipate cash resources will be sufficient to fund our operations through mid-2020. The Company has approximately $15 million available under the Capital on Demand Agreement with JonesTrading International Services LLC. On March 5, 2020, we terminated the 2019 Aspire Purchase Agreement. Other than the Capital on Demand Agreement that provides us the ability to sell equity securities in the future, we have no other committed sources of additional capital. However, our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing, progress and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other unforeseen uses of cash.

The Company may seek additional capital through further public or private equity offerings, debt financing, additional strategic alliance and licensing arrangements, collaborative arrangements, or some combination of these financing alternatives. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders could be significantly diluted, and the newly issued equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities may have rights, preferences, and privileges senior to those of our common stock. If we seek strategic alliances, licenses, or other alternative arrangements, such as arrangements with collaborative partners or others, we may need to relinquish rights to certain of our existing or future technologies, product candidates, or products we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, product candidates, or products on terms that are not favorable to us. The overall status of the economic climate could also result in the terms of any equity offering, debt financing, or alliance, license, or other arrangement being even less favorable to us and our stockholders than if the overall economic climate were stronger. We also will continue to look for government sponsored research collaborations and grants to help offset future anticipated losses from operations and, to a lesser extent, interest income.

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

Following is a table of the lease payments and maturity of our operating lease liabilities as of December 31, 2019:

For the years ending December 31,
2020	$525,809
2021	530,734
2022	535,579
2023	233,117
2024 and thereafter	-
Subtotal future lease payments	1,825,239
Less imputed interest	(293,789)
Total lease liabilities	$1,531,450

Weighted average remaining life	3.45 years

Weighted average discount rate	9.98%

For the 2019, operating lease expense was $522,380 and cash paid for operating leases included in operating cash flows was $485,848. For 2018, operating lease expense was $450,430 and cash paid for operating leases included in operating cash flows was $457,321.

Off-Balance Sheet Arrangements

We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at December 31, 2019 by an immaterial amount. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments. As of December 31, 2019, our investments consisted of investments in corporate notes and obligations or in money market accounts and checking funds with variable market rates of interest. We believe our credit risk is immaterial.

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

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2019, which is the end of the period covered by this Annual Report, our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2019.

Pursuant to Regulation S-K Item 308(b), this Annual Report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

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

(c)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the fiscal quarter ended December 31, 2019, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is herein incorporated by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

Our Code of Ethics and Business Conduct is applicable to all employees, including the principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The Code of Ethics and Business Conduct is posted on our website at www.celsion.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is herein incorporated by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is herein incorporated by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is herein incorporated by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is herein incorporated by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

1. FINANCIAL STATEMENTS

The following is a list of the consolidated financial statements of Celsion Corporation filed with this Annual Report, together with the reports of our independent registered public accountants and Management’s Report on Internal Control over Financial Reporting.

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the consolidated financial statements.

1.	EXHIBITS

The following documents are included as exhibits to this report:

EXHIBIT NO.	DESCRIPTION

2.1*	Asset Purchase Agreement dated as of June 6, 2014, by and between Celsion Corporation and EGEN, Inc., incorporated herein by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2014.

3.1	Certificate of Incorporation of Celsion, as amended, incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2004.

3.2	Certificate of Ownership and Merger of Celsion Corporation (a Maryland Corporation) into Celsion (Delaware) Corporation (inter alia, changing the Company’s name to “Celsion Corporation” from “Celsion (Delaware) Corporation”), incorporated herein by reference to Exhibit 3.1.3 to the Annual Report of the Company for the year ended September 30, 2000.

3.3	Certificate of Amendment of the Certificate of Incorporation effective and filed on February 27, 2006, incorporated therein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on March 1, 2006.

3.4	Certificate of Amendment to Certificate of Incorporation effective October 28, 2013, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on October 29, 2013.

3.5	Certificate of Amendment to Certificate of Incorporation effective June 15, 2016, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed on June 15, 2016.

3.6	Certificate of Amendment to Certificate of Incorporation, effective May 26, 2017, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed on May 26, 2017.

3.7	Amended and Restated By-laws dated November 27, 2011, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed on December 1, 2011.

4.1	Form of Common Stock Certificate, par value $0.01, incorporated herein by reference to Exhibit 4.1 to the Annual Report of the Company for the year ended September 30, 2000.

4.2	Form of Representative’s Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed on October 31, 2017.

4.3	Form of Placement Agent Common Stock Purchase Warrant incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K of the Company filed on July 11, 2017.

4.4	Form of Series AA Warrant, incorporated herein by reference to Exhibit 4.26 to the Registration Statement to the Registration Statement on Form S-1 of the Company filed on February 13, 2017.

4.5	Description of Securities of the Registrant.

10.1***	Celsion Corporation 2007 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 16, 2017.

10.2	Form Inducement Offer to Exercise Common Stock Purchase Warrants, incorporated herein by reference to exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2017.

10.3	Form of Warrant Exercise Agreement, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 26, 2017.

10.4	Form of Warrant Exercise Agreement, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 23, 2017.

10.5	Form of Warrant Exercise Agreement, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 9, 2017.

10.6***	Amended and Restated Employment Agreement, effective March 30, 2016, between Celsion Corporation and Mr. Michael H. Tardugno, incorporated by reference to Exhibit 10.8 to the Annual Report of the Company filed on March 30, 2016.

10.7***	Employment Offer Letter, entered into on June 15, 2010, between the Company and Jeffrey W. Church, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 18, 2010.

10.8*	Patent License Agreement between the Company and Duke University dated November 10, 1999, incorporated herein by reference to Exhibit 10.9 to the Annual Report of the Company for the year ended September 30, 1999.

10.9*

License Agreement dated July 18, 2003, between the Company and Duke University, incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-3 (File No. 333-108318) filed on August 28, 2003.

10.10*	Development, Product Supply and Commercialization Agreement, effective December 5, 2008, by and between the Company and Yakult Honsha Co., Ltd., incorporated herein by reference to Exhibit 10.15 to the Annual Report of the Company for the year ended December 31, 2008.

10.11*	The 2nd Amendment to The Development, Product Supply And Commercialization Agreement, effective January 7, 2011, by and between the Company and Yakult Honsha Co., Ltd. incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on January 18, 2011.

10.12	Lease Agreement, executed July 21, 2011, by and between Celsion Corporation and Brandywine Operating Partnership, L.P., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on July 25, 2011.

10.13	First Amendment to Lease Agreement, executed April 20, 2017, by and between Celsion Corporation and Lenox Drive Office Park, LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 10-Q of the Company filed on November 14, 2017.

10.14*	Technology Development Agreement effective as of May 7, 2012, by and between Celsion Corporation and Zhejiang Hisun Pharmaceutical Co. Ltd., incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2012.

10.15*	Technology Development Contract dated as of January 18, 2013, by and between Celsion Corporation and Zhejiang Hisun Pharmaceutical Co. Ltd., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2013.

10.16***	Employment Offer Letter effective as of June 2, 2014, between the Company and Khursheed Anwer incorporated herein by reference to Exhibit 10.27 to the Annual Report of the Company for the year ended December 31, 2014.

10.17***	Amended and Restated Change in Control Agreement dated as of September 6, 2016, by and between the Company and Michael H. Tardugno, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2016.

10.18***	Amended and Restated Change in Control Agreement dated as of September 6, 2016, by and between the Company and Nicholas Borys, M.D., incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2016.

10.19***	Amended and Restated Change in Control Agreement dated as of September 6, 2016, by and between the Company and Jeffrey W. Church, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2016.

10.20***	Amended and Restated Change in Control Agreement dated as of September 6, 2016, by and between the Company and Timothy J. Tumminello, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2016.

10.21	Form of Securities Purchase Agreement incorporated herein by reference to Exhibit 10.33 to the Registration Statement on Form S-1 of the Company filed on February 13, 2017.

10.22	Lease Agreement dated January 15, 2018, by and between Celsion Corporation and HudsonAlpha Institute of Biotechnology for office and lab space located in Huntsville, Alabama incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2018.

10.23	Venture Loan and Security Agreement dated June 27, 2018, by and between Celsion Corporation and Horizon Technology Finance Corporation incorporated herein by reference to Exhibit 10.0 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2018.

10.24	Common Stock Purchase Agreement, dated August 31, 2018 between Celsion Corporation and Aspire Capital Fund, LLC incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on September 4, 2018.

10.25	Capital on DemandTM Sales Agreement, dated December 4, 2018, between Celsion Corporation and JonesTrading Institutional Services LLC incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on December 4, 2018.

10.26	Common Stock Purchase Agreement, dated October 28, 2019 between Celsion Corporation and Aspire Capital Fund, LLC incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on October 28, 2019.

21.1+	Subsidiaries of Celsion Corporation

23.1+	Consent of WithumSmith+Brown, PC, independent registered public accounting firm for the Company.

24.1+	Power of Attorney (included on signature page to this Annual Report).

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Company’s Annual Report for the fiscal year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the audited Consolidated Balance Sheets, (ii) the audited Consolidated Statements of Operations, (iii) the audited Consolidated Statements of Comprehensive Loss, (iv) the audited Consolidated Statements of Cash Flows, (v) the audited Consolidated Statements of Changes in Stockholders’ Equity and (vi) Notes to Consolidated Financial Statements.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, amended, and the omitted material has been separately filed with the Securities and Exchange Commission.
+	Filed herewith.
^	Furnished herewith.
**	XBRL information is filed herewith.
***	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused its annual report to be signed on its behalf by the undersigned thereunto duly authorized.

CELSION CORPORATION
Registrant

March 25, 2020	By:	/s/ MICHAEL H. TARDUGNO
Michael H. Tardugno
Chairman of the Board, President and Chief Executive Officer

March 25, 2020	By:	/s/ JEFFREY W. CHURCH
Jeffrey W. Church
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ MICHAEL H. TARDUGNO	Chairman of the Board, President and	March 25, 2020
(Michael H. Tardugno)	Chief Executive Officer (Principal Executive Officer)

/s/ JEFFREY W. CHURCH	Executive Vice President and Chief Financial	March 25, 2020
(Jeffrey W. Church)	Officer (Principal Financial Officer)

/s/ TIMOTHY J. TUMMINELLO	Controller and Chief Accounting Officer	March 25, 2020
(Timothy J. Tumminello)

/s/ AUGUSTINE CHOW	Director	March 25, 2020
(Augustine Chow, Ph.D.)

/s/ FREDERICK J. FRITZ	Director	March 25, 2020
(Frederick J. Fritz)

/s/ ROBERT W. HOOPER	Director	March 25, 2020
(Robert W. Hooper)

/s/ ALBERTO R. MARTINEZ	Director	March 25, 2020
(Alberto Martinez, M.D.)

/s/ DONALD BRAUN	Director	March 25, 2020
(Donald Braun, Ph.D.)

/s/ ANDREAS VOSS	Director	March 25, 2020
(Andreas Voss, M.D.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Celsion Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Celsion Corporation (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU 2016-02, Leases (Topic 842).

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

Princeton, New Jersey

March 25, 2020

CELSION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$6,875,273	$13,353,543
Investment in debt securities - available for sale, at fair value	7,985,886	14,257,998
Accrued interest receivable on investment securities	21,369	68,309
Advances and deposits on clinical programs and other current assets	1,352,670	451,293
Total current assets	16,235,198	28,131,143

Property and equipment (at cost, less accumulated depreciation and amortization)	405,363	184,627

Other assets:
Deferred income tax asset	1,819,324	─
In-process research and development, net	15,736,491	15,736,491
Goodwill	1,976,101	1,976,101
Operating lease right-of-use assets, net	1,431,640	─
Other intangible assets, net	340,976	568,292
Deposits and other assets	333,274	258,933
Total other assets	21,637,806	18,539,817

Total assets	$38,278,367	$46,855,587

See accompanying notes to the consolidated financial statements.

CELSION CORPORATION

CONSOLIDATED BALANCE SHEETS

(Continued)

	December 31,
	2019	2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable ─ trade	$2,862,949	$3,020,638
Other accrued liabilities	2,303,547	2,585,898
Notes payable – current portion, net of deferred financing costs	1,840,228	─
Operating lease liability - current portion	387,733	─
Deferred revenue - current portion	500,000	500,000
Total current liabilities	7,894,457	6,106,536

Earn-out milestone liability	5,717,709	8,907,664
Note Payable, net of deferred financing costs	7,963,449	9,417,037
Operating lease liability - non-current portion	1,143,717	─
Deferred revenue - non-current portion	1,000,000	1,500,000
Other liabilities - non-current	─	63,278
Total liabilities	23,719,332	25,994,515

Commitments and contingencies	─	─

Stockholders’ equity:

Preferred Stock - $0.01 par value (100,000 shares authorized, and no shares issued or outstanding at December 31, 2019 and 2018)	─	─

Common stock - $0.01 par value (112,500,000 shares authorized; 23,256,152 and 18,832,168 shares issued at December 31, 2019 and 2018, respectively, and 23,255,818 and 18,831,834 shares outstanding at December 31, 2019 and 2018, respectively)	232,562	188,322
Additional paid-in capital	304,885,663	294,393,313
Accumulated other comprehensive gain	42,778	29,872
Accumulated deficit	(290,516,780)	(273,665,247)
Total stockholders’ equity before treasury stock	14,644,223	20,946,260

Treasury stock, at cost (334 shares at December 31, 2019 and 2018)	(85,188)	(85,188)
Total stockholders’ equity	14,559,035	20,861,072

Total liabilities and stockholders’ equity	$38,278,367	$46,855,587

See accompanying notes to the consolidated financial statements.

CELSION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2019	2018

Technology development and licensing revenue	$500,000	$500,000

Operating expenses:
Research and development	13,065,309	11,865,523
General and administrative	8,000,164	9,699,521
Total operating expenses	21,065,473	21,565,044

Loss from operations	(20,565,473)	(21,065,044)

Other income (expense):
Gain from change in earn-out milestone liability	3,189,955	3,630,861
Fair value of warrants issued in connection with amendment to modify GEN-1 earn-out milestone payments	(400,000)	─
Impairment of in-process research and development	─	(4,510,000)
Investment income, net	500,882	353,682
Interest expense	(1,393,400)	(712,025)
Other income	29	52
Total other income (expense)	1,897,466	(1,237,430)

Net loss before income tax benefit	(18,668,007)	(22,302,474)

Income tax benefit	1,816,474	10,419,115

Net loss	$(16,851,533)	$(11,883,359)

Net loss per common share - basic and diluted	$(0.77)	$(0.68)

Weighted average common shares outstanding - basic and diluted	21,832,932	17,582,879

See accompanying notes to the consolidated financial statements.

F-4

CELSION CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	December 31,
	2019	2018

Net loss	$(16,851,533)	$(11,883,359)

Changes in:
Realized (gain) loss on investment securities recognized in investment income, net	(57,895)	10,164
Unrealized gain (loss) on investment securities	70,801	29,872
Other comprehensive income (loss)	12,906	40,036

Comprehensive loss	$(16,838,627)	$(11,843,323)

See accompanying notes to the consolidated financial statements

CELSION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(16,851,533)	$(11,883,359)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	721,665	356,859
Change in fair value of earn-out milestone liability	(3,189,955)	(3,630,861)
Fair value of warrants issued in connection with amendment to modify the GEN-1 earn-out milestone payments	400,000	─
Stock-based compensation	2,286,388	4,604,415
Shares issues in upon vesting of stock awards	5,350	─
Deferred income tax asset	(1,819,324)	─
Shares issued in exchange for services	─	29,841
Impairment of in-process research and development	─	4,510,000
Amortization of deferred finance charges and debt discount associated with note payable	386,640	199,153
Change in deferred rent liability	─	(8,432)
Net changes in:
Interest receivable on investments	46,940	(13,869)
Advances and deposits on clinical programs and other current assets	(901,377)	(362,107)
Other assets	(74,341)	(250,172)
Accounts payable – trade	(157,689)	(396,225)
Deferred revenue	(500,000)	(500,000)
Other accrued liabilities	(611,746)	303,071
Net cash used in operating activities	(20,258,982)	(7,041,686)

Cash flows from investing activities:
Purchases of investment in debt securities	(23,829,982)	(16,973,942)
Proceeds from sale and maturity of investment in debt securities	30,115,000	15,480,000
Purchases of property and equipment	(349,158)	(138,399)
Net cash provided by (used in) investing activities	5,935,860	(1,632,341)

Cash flows from financing activities:
Proceeds from issuance of common stock equity, net of issuance costs	7,844,852	858,515
Proceeds from note payable, net of issuance costs	─	9,725,000
Net cash provided by financing activities	7,844,852	10,583,515

(Decrease) Increase in cash and cash equivalents	(6,478,270)	1,909,488
Cash and cash equivalents at beginning of period	13,353,543	11,444,055
Cash and cash equivalents at end of period	$6,875,273	$13,353,543

See accompanying notes to the consolidated financial statements

CELSION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year ended December 31,
	2019		2018
Supplemental disclosures of cash flow information:

Cash (paid for) received from:
Interest		$(760,615)		$(512,872)
Income tax benefit	$	─		$10,419,115

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from lease payments		$485,848	$	─

Non-cash financing and investing activities
Fair value of warrants issued in connection with amendment to modify the GEN-1 earn-out milestone payments		$400,000	$	─

Fair value of common stock issued as equity issuance costs and charged against paid in capital	$	─		$450,000

Fair value of warrants issued in connection with the debt facility	$	─		$507,116

Fair value of stock issued in exchange for cancelation of warrants	$	─		$8,207

Right of use assets obtained in exchange for lease liabilities
Operating leases		$1,797,561	$	─

Realized and unrealized gains and losses, net, on investment in debt securities		$12,906		$40,036

See accompanying notes to the consolidated financial statements.

CELSION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2019 AND 2018

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

See accompanying notes to the consolidated financial statements

CELSION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common Stock Outstanding		Additional Paid in	Treasury Stock		Accum. Other Compr.	Accumulated
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Total

Balance at January 1, 2019	18,831,834	$188,322	$294,393,313	334	$(85,188)	$29,872	$(273,665,247)	$20,861,072
Net loss	-	-	-	-	-	-	(16,851,533)	(16,851,533)
Sale of equity through equity financing facilities	4,385,984	43,860	7,800,992	-	-	-	-	7,844,852
Common stock warrants issued in connection with amendment to modify GEN-1 earn-out milestone payments	-	-	400,000	-	-	-	-	400,000
Realized and unrealized gains and losses, net, on investments securities	-	-	-	-	-	12,906	-	12,906
Stock-based compensation expense	-	-	2,286,388	-	-	-	-	2,286,388
Issuance of restricted stock	38,000	380	4,970	-	-	-	-	5,350
Balance at December 31, 2019	23,255,818	$232,562	$304,885,663	334	$(85,188)	$42,778	$(290,516,780)	$14,559,035

See accompanying notes to the consolidated financial statements

CELSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Celsion Corporation (“Celsion” and the “Company”) is an integrated development clinical stage oncology drug company focused on advancing innovative cancer treatments, including directed chemotherapies, DNA-mediated immunotherapy and RNA-based therapies. Our lead product candidate is ThermoDox®, a proprietary heat-activated liposomal encapsulation of doxorubicin, currently in a Phase III clinical trial for the treatment of primary liver cancer (the “OPTIMA Study”). Second in our product pipeline is GEN-1, a DNA-mediated immunotherapy for the localized treatment of ovarian cancer. These investigational products are based on platform technologies that provide the basis for future development of a range of therapeutics, largely focused on difficult-to-treat forms of cancer. The first platform technology is Lysolipid Thermally Sensitive Liposomes, a heat sensitive liposomal based dosage form that is designed to target disease with known chemotherapeutics in the presence of mild heat. The second platform technology is TheraPlas, a novel nucleic acid-based investigational candidate under development for local transfection of therapeutic DNA plasmids. Employing these technologies, we are working to develop and commercialize more efficient, effective and targeted oncology therapies that maximize efficacy while minimizing side effects common to cancer treatments.

Basis of Presentation

The accompanying consolidated financial statements of Celsion have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and include the accounts of the Company and CLSN Laboratories, Inc. All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amount reported in the Company’s financial statements and accompanying notes. Actual results could differ materially from these estimates.

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

On an ongoing basis, the Company evaluates its estimates using historical experience and other factors, including the current economic environment. Significant items subject to such estimates are assumptions used for purposes of determining stock-based compensation, the fair value of the earn-out milestone liabilities, estimates for contingent liabilities, if any, and accounting for valuation of in-process research and development assets. Management believes its estimates to be reasonable under the circumstances. Actual results could differ significantly from those estimates. Significant estimates in these financials are the valuation of options granted and valuation methods used to determine the recoverability of goodwill and other intangible assets.

Revenue Recognition

On January 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all related amendments (the “new revenue standard”) to all contracts with customers using the modified retrospective method. The adoption of the new revenue standard had no impact on retained earnings as of December 31, 2017 and, accordingly, no cumulative adjustment was required. We do not expect the new revenue standard to have a significant impact on our net income on an ongoing basis. The Company’s sole revenue stream is related to the Hisun agreement described in Note 16. There were no accounts receivable as of December 31, 2019 or 2018. Contract liabilities from the Hisun agreement amounted to $1,500,000, $2,000,000 and $2,500,000 at December 31, 2019, 2018and 2017, respectively. Contract liabilities values represent the value of cash received before the services were provided.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments purchased with an original maturity of three months or less. A portion of these funds are not covered by FDIC insurance.

Fair Value of Investment in Debt Securities

The carrying values of investment securities approximate their respective fair values.

Short Term Investments

The Company classifies its investments in debt securities with readily determinable fair values as investments available-for-sale in accordance with Accounting Standards Codification (ASC) 320, Investments - Debt and Equity Securities. Available-for-sale securities consist of debt securities not classified as trading securities or as securities to be held to maturity. The Company has classified all of its investments as available-for-sale. Unrealized holding gains and losses on available-for-sale securities are reported as a net amount in accumulated other comprehensive gain or loss in stockholders’ equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. The Company’s short-term investments consist of corporate bonds.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided over the estimated useful lives of the related assets, ranging from three to seven years, using the straight-line method. Amortization is recognized over the lesser of the life of the asset or the lease term. Major renewals and improvements are capitalized at cost and ordinary repairs and maintenance are charged against operating expenses as incurred. Depreciation expense was approximately $128,500 and $130,000 for the years ended December 31, 2019 and 2018, respectively.

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

Comprehensive Income (Loss)

Accounting Standards Codification (“ASC”) 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the Company’s consolidated financial statements. The objective of ASC 220 is to report a measure comprehensive income (loss) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. Comprehensive gains (losses) result from changes in unrealized gains and losses from investment in debt securities.

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

For the years ended December 31, 2019 and 2018, the total number of shares of common stock issuable upon exercise of warrants and equity awards is 4,766,990 and 4,764,405 respectively. Warrants with an exercise price of $0.01 (as more fully described in Note 13 of these financial statements) exercisable for 200,000 shares of common stock were considered issued in calculating basic loss per share. For the year ended December 31, 2019 and 2018, diluted loss per common share is the same as basic loss per common share as all options and all other warrants that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted earnings attributable to common stockholders per common share as their effect would be anti-dilutive.

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

As more fully discussed in Note 9, the Company received approval from the New Jersey Economic Development Authority to sell $1.9 million of its New Jersey net operating losses recognizing a tax benefit for the year ended December 31, 2019 for the net proceeds (approximately $1.8 million) by reducing the deferred income tax valuation allowance. In early 2020, the Company entered into an agreement to sell these net operating losses and expects to receive net proceeds of approximately $1.8 million in the second quarter of 2020. In 2018, the Company completed the sale of a portion of its New Jersey net operating losses for 2011 - 2017 totaling approximately $11.1 for net proceeds of approximately $10.4 million in December 2018. The proceeds of $10.4 million were reflected as a tax benefit for the year ended December 31, 2018.

Stock-Based Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation, which simplifies various aspects of accounting for share-based payments. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences and classification on the statements of cash flows. The Company recognizes the effect of forfeitures in compensation cost when they occur.

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

In June 2016, the FASB issued Accounting Standard Update No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which modifies the measurement of expected credit losses on certain financial instruments. The Company expects to adopt ASU 2016-13 in its first quarter of 2021 utilizing the modified retrospective transition method. Based on the composition of the Company’s investment portfolio and current market conditions, the adoption of ASU 2016-13 is not expected to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods, and early adoption is permitted. The Company is in the process of determining the impact the adoption will have on its financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740). The standard simplifies the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740 related to the approach for intraperiod tax allocation and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

2. FINANCIAL CONDITION

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the U.S. Food and Drug Administration. We have not generated significant revenue and have incurred significant net losses in each year since our inception. We have incurred approximately $291 million of cumulated net losses. As of December 31, 2019, we had approximately $16.7 million in cash, investment securities, interest receivable and deferred income tax asset. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

The Company expects its operating losses to continue for the foreseeable future as it continues its product development efforts, and when it undertakes marketing and sales activities. The Company’s ability to achieve profitability is dependent upon its ability to obtain governmental approvals, manufacture, and market and sell its new product candidates. There can be no assurance that the Company will be able to commercialize its technology successfully or that profitability will ever be achieved. The operating results of the Company have fluctuated significantly in the past. We have substantial future capital requirements associated with our continued research and development activities and to advance our product candidates through various stages of development. The Company believes these expenditures are essential for the commercialization of its technologies. In January 2020, the World Health Organization (WHO) declared an outbreak of coronavirus, COVID-19, to be a “Public Health Emergency of International Concern,” and the U.S. Department of Health and Human Services declared a public health emergency to aid the U.S. healthcare community in responding to COVID-19. This virus continues to spread globally and, as of late March 2020, has spread to over 100 countries, including the United States. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

The disruptions caused by COVID-19 may also disrupt the clinical trials process and enrollment of patients. This may delay commercialization efforts. The Company is currently monitoring its operating activities in light of these events and it is reasonably possible that the virus could have a negative effect on the Company’s financial condition and results of operations, the specific impact is not readily determinable as of the date of these financial statements.

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

During 2019 and 2018, the Company submitted an application to sell a portion of the Company’s New Jersey NOLs as part of the Technology Business Tax Certificate Program sponsored by The New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused NOLs and unused research and development credits are allowed to sell these benefits to other companies. As more fully discussed in Note 9, the Company received approval from the New Jersey Economic Development Authority to sell $1.9 million of its New Jersey net operating losses recognizing a tax benefit for the year ended December 31, 2019 for the net proceeds (approximately $1.8 million) by reducing the deferred income tax valuation allowance. In early 2020, the Company entered into an agreement to sell these net operating losses and expects to receive net proceeds of approximately $1.8 million in the second quarter of 2020. In 2018, the Company completed the sale of a portion of its New Jersey net operating losses for 2011 - 2017 totaling approximately $11.1 for net proceeds of approximately $10.4 million in December 2018. The proceeds of $10.4 million were reflected as a tax benefit for the year ended December 31, 2018. The Company has approximately $2.1 million in future tax benefits remaining under the NOL Program for future years.

With $16.7 million in cash, investment securities, interest receivable and deferred income tax asset at December 31, 2019, as well as the $6.4 million raised in equity financings so far in 2020 (Note 10), the Company believes it has sufficient capital resources to fund its operations and financial commitments thru mid-2021. The Company will be required to obtain additional funding to continue development of its current product candidates within the anticipated time periods, if at all, and to continue to fund operations. As more fully discussed in Note 10, the Company has approximately $15 million available for future sale of equity securities under the common stock sales agreement with JonesTrading International Services LLC.

3. INVESTMENTS IN DEBT SECURITIES AVAILABLE FOR SALE

Investments in debt securities available for sale of $7,985,886 and $14,257,998 as of December 31, 2019 and 2018, respectively, consist of corporate debt securities. These investments are valued at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in accumulated other comprehensive loss.

Investments in debt securities available for sale are evaluated periodically to determine whether a decline in their value is other than temporary. The term “other than temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the security. Management reviews criteria such as the magnitude and duration of the decline, as well as the reasons for the decline, to predict whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

A summary of the cost, fair value and maturities of the Company’s short-term investments is as follows:

	December 31, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Short-term investments
Corporate debt securities	$7,943,108	$7,985,886	$14,228,126	$14,257,998
Total	$7,943,108	$7,985,886	$14,228,126	$14,257,998

	December 31, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Short-term investment maturities
Within 3 months	$7,943,108	$7,985,886	$5,383,488	$5,393,743
Between 3-12 months	-	-	8,844,638	8,864,255
Total	$7,943,108	$7,985,886	$14,228,126	$14,257,998

The following table shows the Company’s investment in debt securities available for sale gross unrealized gains (losses) and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019 and 2018. The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	December 31, 2019		December 31, 2018
Available for sale securities (all unrealized holding gains and losses are less than 12 months at date of measurement)	Fair Value	Unrealized Holding Gains (Losses)	Fair Value	Unrealized Holding Gains (Losses)

Investments in debt securities with unrealized gains	$7,985,886	$42,778	$7,515,676	$38,068
Investments in debt securities with unrealized losses	-	-	6,742,322	(8,196)
Total	$7,985,886	$42,778	$14,257,998	$29,872

Investment income, which includes net realized losses on sales of available for sale securities and investment income interest and dividends, is summarized as follows:

	2019	2018
Interest and dividends accrued and paid	$442,987	$363,846
Realized gains (losses)	57,895	(10,164)
Investment income net	$500,882	$353,682

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

Cash and cash equivalents, other current assets, accounts payable and other accrued liabilities are reflected in the condensed consolidated balance sheet at their approximate estimated fair values primarily due to their short-term nature. The fair values of securities available for sale is determined by relying on the securities’ relationship to other benchmark quoted securities and classified its investments as Level 2 items in both 2019 and 2018. There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the year ended December 31, 2019 or 2018. The changes in Level 3 liabilities were the result of changes in the fair value of the earn-out milestone liability included in earnings and in-process R&D. The earnout milestone liability is valued using a risk-adjusted assessment of the probability of payment of each milestone, discounted to present value using an estimated time to achieve the milestone (see Note 12). The in-process R&D – GBM is valued using a multi-period excess earnings method (see note 5).

Assets and liabilities measured at fair value are summarized below:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:

Recurring items as of December 31, 2019
Corporate debt securities, available for sale	$7,985,886	$	─		$7,985,886	$	─

Recurring items as of December 31, 2018
Corporate debt securities, available for sale	$14,257,998	$	─		$14,257,998	$	─

Liabilities:

Recurring items as of December 31, 2019
Earn-out milestone liability (Note 13)	$5,717,709	$	─	$	─		$5,717,709

Recurring items as of December 31, 2018
Earn-out milestone liability (Note 13)	$8,907,664	$	─	$	─		$8,907,664

5. INTANGIBLE ASSETS.

In June 2014, we completed the acquisition of substantially all of the assets of EGEN, Inc., an Alabama corporation, which has changed its company name to EGWU, Inc. after the closing of the acquisition (“EGEN”). We acquired all of EGEN’s right, title and interest in and to substantially all of the assets of EGEN, including cash and cash equivalents, patents, trademarks and other intellectual property rights, clinical data, certain contracts, licenses and permits, equipment, furniture, office equipment, furnishings, supplies and other tangible personal property. In addition, CLSN Laboratories assumed certain specified liabilities of EGEN, including the liabilities arising out of the acquired contracts and other assets relating to periods after the closing date.

Acquired In-process Research and Development

Acquired in-process research and development (IPR&D) consists of EGEN’s drug technology platforms: TheraPlas and TheraSilence. The fair value of the IPR&D drug technology platforms was estimated to be $24.2 million as of the acquisition date. As of the closing of the acquisition, the IPR&D was considered indefinite lived intangible assets and will not be amortized. IPR&D is reviewed for impairment at least annually as of our third quarter ended September 30, and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. On December 31, 2016, the Company determined one of its IPR&D assets related to its RNA delivery system was impaired and wrote off its fair value, incurring a non-cash charge of $1.4 million during 2016. During its annual assessments on September 30, 2017 and 2018, the Company determined its IPR&D asset related to its glioblastoma multiforme cancer (GBM) product candidate, originally fair valued at $9.4 million on the date of acquisition, was impaired and wrote this asset’s carrying value down to $2.4 million collectively after those two assessments, incurring non-cash charges of $2.5 million and $4.5 million during 2017 and 2018, respectively. On September 30, 2019, the Company evaluated its IPR&D of the (GBM) product candidate and concluded that it is not more likely than not that the asset is further impaired. As no other indicators of impairment existed during the fourth quarter of 2019, the Company concluded none of the other IPR&D assets were impaired at December 31, 2019. The carrying amount of the GBM) product candidate indication was $2.4 million at December 31, 2019 and 2018.

At September 30, 2019 and 2018, the Company evaluated its IPR&D of the ovarian cancer indication and concluded that it is not more likely than not that the asset is impaired. As no other indicators of impairment existed during the fourth quarter of 2019, the Company concluded none of the other IPR&D assets were impaired at December 31, 2019. The carrying amount of the ovarian cancer indication was $13.3 million at December 31, 2019 and 2018.

Covenants Not to Compete

Pursuant to the EGEN Purchase Agreement, EGEN provided certain covenants (“Covenant Not To Compete”) to the Company whereby EGEN agreed, during the period ending on the seventh anniversary of the closing date of the acquisition on June 20, 2014, not to enter into any business, directly or indirectly, which competes with the business of the Company nor will it contact, solicit or approach any of the employees of the Company for purposes of offering employment. The Covenant Not to Compete which was valued at approximately $1.6 million at the date of the EGEN acquisition has a definitive life and is amortized on a straight-line basis over its life of 7 years. The Company recognized amortization expense of $227,316 in 2019 and 2018. The carrying value of the Covenant Not to Compete was $340,976, net of $1,250,238 accumulated amortization, as of December 31, 2019 and $568,292, net of $1,022,922 accumulated amortization as of December 31, 2018

Following is a schedule of future amortization amounts during the remaining life of the Covenant Not to Compete.

Year Ended December 31,
2020	$227,316
2021	113,660
Total	$340,976

Goodwill

The purchase price exceeded the estimated fair value of the net assets acquired by approximately $2.0 million which was recorded as Goodwill. Goodwill represents the difference between the total purchase price for the net assets purchased from EGEN and the aggregate fair values of tangible and intangible assets acquired, less liabilities assumed. Goodwill is reviewed for impairment at least annually as of our third quarter ended September 30 or sooner if we believe indicators of impairment exist. As of September 30, 2019, we concluded that the Company’s fair value exceeded its carrying value therefore “it is not more likely than not” that the Goodwill was impaired. As no other indicators of impairment existed during the fourth quarter of 2019, the Company concluded it is “not more likely than not” Goodwill was impaired.

Following is a summary of the net fair value of the assets acquired in the EGEN acquisition for the two years ended December 31, 2019:

	IPR&D	Goodwill	Covenant Not to Compete

Balance at January 1, 2018, net	$20,246,491	$1,976,101	$795,608
Amortization	-	-	(227,316)
Impairment charge	(4,510,000)	-	-
Balance at December 31, 2018, net	15,736,491	1,976,101	568,292
Amortization	-	-	(227,316)
Balance at December 31, 2019, net	$15,736,491	$1,976,101	$340,976

6. PROPERTY AND EQUIPMENT

	Year Ended December 31,
	2019	2018
Machinery and equipment (5-7 year life)	$2,831,564	$2,596,170
Furniture and fixtures (3-5 year life)	327,278	267,712
Leasehold improvements (5-7 year life)	343,202	289,004
	3,502,044	3,152,886
Less accumulated depreciation and amortization	(3,096,681)	(2,968,259)
Total	$405,363	$184,627

7. OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, 2019 and 2018 include the following:

	Year Ended December 31,
	2019	2018
Amounts due to contract research organizations and other contractual agreements	$475,440	$749,369
Accrued payroll and related benefits	1,604,541	1,592,590
Accrued professional fees	204,155	198,654
Other	19,411	45,285
Total	$2,303,547	$2,585,898

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

The obligations under the Horizon Credit Agreement are secured by a first-priority security interest in substantially all assets of Celsion other than intellectual property assets. The obligations will bear interest at a rate calculated based on one-month LIBOR plus 7.625%. The effective interest rate at December 31, 2019 was 9.63%. Payments under the loan agreement are interest only for the first twenty-four (24) months after loan closing, followed by a 24-month amortization period of principal and interest through the scheduled maturity date. At its option, the Company can prepay all of the outstanding principal balance by prepaying the outstanding principal balance and an amount equal to 1-3% of the outstanding principal balance at that time, based on the amount of time prior to the maturity date of the notes.

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

During 2019, the Company incurred $1,006,760 in interest expense and amortized $386,640 respectively, as interest expense for debt discounts and end of term charges in connection with the Horizon Credit Agreement. During 2018, the Company incurred $512,872 in interest expense and amortized $199,153 respectively, as interest expense for debt discounts and end of term charges in connection with the Horizon Credit Agreement.

Following is a schedule of future principle payments, net of unamortized debt discounts and amortized end of term charges, due on the Horizon Credit Agreement:

For the year ending December 31,
2020	$2,083,334
2021	4,583,333
2022	3,333,333
2023 and thereafter	-
Subtotal of future principle payments	10,000,000
Unamortized debt issuance costs, net	(196,323)
Total	$9,803,677

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

The income tax provision (benefit) for the years ended December 31, 2019 and 2018 consists of the following:

	2019	2018
Federal
Current	$-	$-
Deferred	-	-
State and Local	-	-
Current	-	(10,419,115)
Deferred	(1,819,324)	-
Effective tax rate	$(1,819,324)	(10,419,115)

A reconciliation of the Company’s statutory tax rate to the effective rate for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
Federal statutory rate	21.0%	21.0%
State taxes, net of federal tax benefit	9.8	36.9
Permanent differences	(2.6)	(3.8)
Other	1.1	(9.4)
Change in valuation allowance and deferred rate change, net	(19.6)	2.0
Effective tax rate	9.7%	46.7%

The components of the Company’s deferred tax asset as of December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
Net operating loss carryforwards	$58,243,000	$51,498,000
Other Deferred tax assets, net	254,000	1,092,000
Subtotal	58,497,000	52,590,000
Valuation allowance	(56,677,676)	(52,590,000)
Total deferred tax asset	$1,819,324	$-

The evaluation of the realizability of such deferred tax assets in future periods is made based upon a variety of factors that affect the Company’s ability to generate future taxable income, such as intent and ability to sell assets and historical and projected operating performance. As of December 31, 2019, the Company has established a valuation reserve for its deferred income tax assets other than those related to its New Jersey NOLs. At December 31, 2019, after its evaluation of its New Jersey NOL’s as discussed more fully below, reduced the valuation reserve and recognized $1.8 million as a deferred tax asset. Such tax assets are available to be recognized and benefit future periods. As of December 31, 2019, the Company had net operating losses of approximately $289 million of which $247 million, if unused, will expire starting in 2023 through 2037. The Federal net operating loss generated for the year ended December 31, 2018 of approximately $25.8 million can be carried forward indefinitely. However, the deduction for net operating losses incurred in tax years beginning after January 1, 2018 is limited to 80% of annual taxable income

During 2019, 2018 and in prior years, the Company performed analyses to determine if there were changes in ownership, as defined by Section 382 of the Internal Revenue Code that would limit its ability to utilize certain net operating loss and tax credit carry forwards. The Company determined that it experienced ownership changes, as defined by Section 382, in connection with certain common stock offerings in July 2011, February 2013, June 2013, June 2015, February 2017, June 2017, October 2017 and August 2018. As a result, the utilization of the Company’s federal tax net operating loss carry forwards generated prior to the ownership changes are limited. As of December 31, 2018, the Company has net operating loss carry forwards for U.S. federal and state tax purposes of approximately $233 million, before excluding net operating losses that have been limited as a result of Section 382 limitations. The annual limitation due to Section 382 for net operating loss carry forward utilization is approximately $4.2 million per year for approximately $90 million in net operating loss carry forwards existing at the ownership change occurring in July 2011, approximately $1.4 million per year for approximately $34 million of additional net operating losses occurring from July 2011 to the ownership change that occurred in February 2013, approximately $1.5 million per year for approximately $4 million of additional net operating losses occurring from February 2013 to the ownership change that occurred in June 2013, approximately $1.6 million per year for approximately $40 million of additional net operating losses occurring from June 2013 to the ownership change that occurred in June 2015, approximately $0.3 million per year for approximately $35 million of additional net operating losses occurring from June 2015 to the ownership change that occurred in February 2017, approximately $0.3 million per year for approximately $7 million of additional net operating losses occurring from February 2017 to the ownership change that occurred in June 2017, approximately $0.8 million per year for approximately $5 million of additional net operating losses occurring from June 2017 to the ownership change that occurred in October 2017, and approximately $1.5 million per year for approximately $30 million of additional net operating losses occurring from October 2017 to the ownership change that occurred in August 2018. The utilization of these net operating loss carry forwards may be further limited if the Company experiences future ownership changes as defined in Section 382 of the Internal Revenue Code.

Sale of New Jersey Net Operating Losses

During 2019 and 2018, the Company received approval to sell a portion of the Company’s New Jersey NOLs as part of the Technology Business Tax Certificate Program sponsored by The New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused NOLs and unused research and development credits are allowed to sell these benefits to other companies. During the first quarter of 2020, the Company entered into an agreement to sell these approved portion of these New Jersey NOL’s for $1.8 million. At December 31, 2019, the Company evaluated the valuation reserve for its tax net operating losses associated with its New Jersey NOLs and reduced the valuation reserve and recognized $1.8 million as a deferred income tax asset and an income tax benefit. The Company expects to complete the sale of these net operating losses in the second quarter of 2020. In 2018, the Company completed the sale of a portion of its New Jersey net operating losses totaling approximately $11.1 million for net proceeds of $10.4 million in December 2018. The Company has approximately $2.1 million in future tax benefits remaining under the NOL Program for future years.

10. STOCKHOLDERS’ EQUITY

In September 2018, the Company filed with the SEC a $75 million shelf registration statement on Form S-3 (the 2018 Shelf Registration Statement) (File No. 333-227236) that allows the Company to issue any combination of common stock, preferred stock or warrants to purchase common stock or preferred stock. This shelf registration was declared effective on October 12, 2018 and will expire three years from that date.

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

There are no trading volume requirements or restrictions under the 2018 Aspire Purchase Agreement, and the Company will control the timing and amount of sales of the Company’s common stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company but is obligated to make purchases from the Company as directed by the Company in accordance with the 2018 Aspire Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future funding, rights of first refusal, participation rights, penalties or liquidated damages in the Aspire Purchase Agreement. In consideration for entering into the 2018 Aspire Purchase Agreement, concurrently with the execution of the 2018 Aspire Purchase Agreement, the Company issued to Aspire Capital 164,835 shares of the Company’s common stock (the “2018 Commitment Shares”). The Company’s policy is to record specific incremental costs directly attributable to an offering as a charge against the gross proceeds, if any, when the offering becomes effective. The 2018 Commitment Shares valued at $450,000 were recorded in September 2018 as costs of equity financing and charged against additional paid-in capital. The 2018 Aspire Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of the Company’s common stock during any time prior to the termination of the 2018 Aspire Purchase Agreement. Any proceeds from the Company receives under the 2018 Aspire Purchase Agreement are expected to be used for working capital and general corporate purposes. During 2018, the Company sold and issued an aggregate of 100,000 shares under the 2018 Aspire Purchase Agreement, receiving approximately $0.2 million. During 2019, the Company sold and issued an aggregate of 3.3 million shares under the 2018 Aspire Purchase Agreement, receiving approximately $6.3 million. As a result of the Company and Aspire Capital entering into a new purchase agreement on October 28, 2019 discussed in the next paragraph, the 2018 Aspire Purchase Agreement was terminated.

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

During 2019, the Company sold and issued an aggregate of 0.5 million shares under the 2019 Aspire Purchase Agreement, receiving approximately $0.7 million. Subsequent to December 31, 2019 and through March 5, 2020 when the Company delivered notice to Aspire terminating the 2019 Aspire Purchase Agreement, the Company sold 1.0 million shares of common stock under the Aspire Purchase Agreement, receiving approximately $1.6 million in additional gross proceeds.

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

The Shares will be issued pursuant to Celsion’s previously filed and effective Registration Statement on Form S-3 (File No. 333-227236), the base prospectus dated October 12, 2018, filed as part of such Registration Statement, and the prospectus supplement dated December 4, 2018, filed by Celsion with the Securities and Exchange Commission. During 2019, the Company sold and issued an aggregate of 0.5 million shares under the Capital on Demand Agreement, receiving approximately $1.0 million in gross proceeds. The Company did not sell any shares under the Capital on Demand Agreement as of December 31, 2018. As of December 31, 2019, the Company has approximately $15 million available under the Capital on Demand Agreement.

Controlled Equity Offering

On February 1, 2013, the Company entered into a Controlled Equity Offering SM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which Celsion could offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (the “ATM Shares”) pursuant to the 2015 Shelf Registration Statement. Under the ATM Agreement, Cantor may sell ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Capital Market, on any other existing trading market for our common stock or to or through a market maker. On October 10, 2018, the Company delivered notice to Cantor terminating the ATM effective as of October 20, 2018. The Company has no further obligations under the Sales Agreement. During 2018, the Company received approximately $1.2 million in proceeds from the sale of 0.5 million shares of common stock under the ATM Agreement. From February 1, 2013 through September 30, 2018, the Company sold and issued an aggregate of 1,784,396 shares of common stock under the ATM Agreement, receiving approximately $12.8 million in gross proceeds.

Registered Direct Offering

On February 27, 2020, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with several institutional investors, pursuant to which we agreed to issue and sell, in a registered direct offering (the “February 2020 Offering”), an aggregate of 4,571,428 shares (the “Shares”) of our common stock at an offering price of $1.05 per share for gross proceeds of approximately $4.8 million before the deduction of the Placement Agent fees and offering expenses. The Shares were offered by the Company pursuant to a registration statement on Form S-3 (File No. 333-227236). The Purchase Agreement contains customary representations, warranties and agreements by the Company and customary conditions to closing. In a concurrent private placement (the “Private Placement”), the Company agreed to issue to the investors that participated in the Offering, for no additional consideration, warrants, to purchase up to 2,971,428 shares of Common Stock (the “Original Warrants”). The Original Warrants were initially exercisable six months following their and were set to expire on the five-year anniversary of such initial exercise date. The Warrants had an exercise price of $1.15 per share subject to adjustment as provided therein. On March 12, 2020 the Company entered into private exchange agreements (the “Exchange Agreements”) with holders the Warrants. Pursuant to the Exchange Agreements, in return for a higher exercise price of $1.24 per share of Common Stock, the Company issued new warrants to the Investors to purchase up to 3,200,000 shares of Common Stock (the “Exchange Warrants”) in exchange for the Original Warrants. The Exchange Warrants, like the Original Warrants, are initially exercisable six months following their issuance (the “Initial Exercise Date”) and expire on the five-year anniversary of their Initial Exercise Date. Other than having a higher exercise price, different issue date, Initial Exercise Date and expiration date, the terms of the Exchange Warrants are identical to those of the Original Warrants.

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

As of December 31, 2019, there were a total of 4,580,893 shares of Celsion common stock reserved for issuance under the 2018 Plan, which were comprised of 4,130,886 shares of Celsion common stock subject to equity awards previously granted under the 2018 Plan and 2007 Plan and 450,007 shares of Celsion common stock available for future issuance under the 2018 Plan. As of December 31, 2019, there were a total of 210,006 of Celsion common stock subject to outstanding inducement awards.

Total compensation cost related to stock options and restricted stock awards was approximately $2.3 million and $4.6 million during 2019, and 2018, respectively. Of these amounts, $0.9 million and $1.5 million was charged to research and development during 2019 and 2018, respectively, and $1.4 million and $3.1 million was charged to general and administrative expenses during 2019 and 2018, respectively.

A summary of stock option awards as of December 31, 2019 and changes during the two-year period ended December 31, 2019 is presented below:

Stock Options	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	703,442	$10.34
Granted	2,629,004	$2.26
Canceled or expired	(183,703)	$25.96
Outstanding at December 31, 2018	3,148,743	$2.67
Granted	1,250,754	$2.00
Canceled or expired	(67,355)	$2.50
Outstanding at December 31, 2019	4,332,142	$2.63	8.5	$5,882

Exercisable at December 31, 2019	2,469,033	$2.98	8.0	$-

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2019 and changes during the two-year period ended December 31, 2019, is presented below:

Restricted Stock	Number Outstanding	Weighted Average Grant Date Fair Value
Non-vested stock awards outstanding at January 1, 2018	–	$–
Granted	35,000	$2.71
Vested and issued	(6,000)	$2.77
Forfeited	(6,500)	$2.64
Non-vested stock awards outstanding at December 31, 2018	22,500	$2.72
Granted	29,250	$1.99
Vested and issued	(5,000)	$2.14
Forfeited	(38,000)	$2.48
Non-vested stock awards outstanding at December 31, 2019	8,750	$1.59

A summary of stock options outstanding at December 31, 2019 by price range is as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price

Up to $5.00	3,821,470	8.4	$2.47	2,404,611	8.0	$2.55
Above $5.00 to $81.90	64,422	6.0	$19.00	64,422	6.0	$19.00
	3,885,892			2,469,033

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

	Year Ended December 31,
	2019	2018
Risk-free interest rate	2.82 to 3.02%	2.82 to 3.02%
Expected volatility	101.3 – 106.2%	99.9 - 102.1%
Expected life (in years)	7.5 to 9.3	8.5 to 10
Expected dividend yield	0.0%	0.0%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. As of December 31, 2019, there was $1.6 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.1 years.

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

At December 31, 2019, the Company fair valued the earn-out milestone liability at $5.7 million and recognized a non-cash gain of $3.2 million during 2019 as a result of the change in the fair value of earn-out milestone liability of $8.9 million at December 31, 2018. In assessing the earnout milestone liability at December 31, 2019, the Company fair valued each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 80% and 20% probability for the $7.0 million and the $12.4 million payments, respectively.

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

The following is a summary of the changes in the earn-out milestone liability for 2018 and 2019:

Balance at January 1, 2018	$12,538,525
Non-cash gain from the adjustment for the change in fair value included in 2018 net loss	(3,630,861)
Balance at December 31, 2018	8,907,664
Non-cash gain from the adjustment for the change in fair value included in 2019 net loss	(3,189,955)
Balance at December 31, 2019	$5,717,709

13. WARRANTS

Warrants to purchase 1,167,064 and 13,927 shares of common stock expired during 2019 and 2018, respectively. During 2018, the Company and certain investors holding warrants to collectively purchase 1.6 million shares of the Company’s common stock, entered into warrant exchange agreements whereby the Company issued 820,714 shares of its common stock in exchange for the cancellation of the warrants.

Following is a summary of all warrant activity for the two years ended December 31, 2019:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price
Warrants outstanding at January 1, 2018	3,058,402	$5.29
Warrants issued in connection with 2018 equity transactions	190,114	$2.63
Warrants cancelled in exchange for common stock	(1,641,427)	$3.04
Warrants expired during 2018	(13,927)	$226.24
Warrants outstanding at December 31, 2018	1,593,162	$5.36
Warrants issued during 2019 (see Note 12)	200,000	$0.01
Warrants expired during 2019	(1,167,064)	$6.32
Warrants outstanding and exercisable at December 31, 2019	626,098	$1.87

Aggregate intrinsic value of outstanding warrants at December 31, 2019	$340,000

Weighted average remaining contractual terms (years)	1.87

Schedule of weighted average remaining contractual terms at December 31, 2019	Number of Warrants Issued	Weighted Average Exercise Price	Weighted Average Contractual Terms Remaining

Warrants provided to EGWU, Inc (Note 12)	200,000	$0.01	No expiration

All other warrants outstanding	426,098	$2.74	5.3 years

14. CELSION EMPLOYEE BENEFIT PLANS

Celsion maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees over the age of 21. Participating employees may defer a portion of their pretax earnings, up to the IRS annual contribution limit. The Company makes a matching contribution up to a maximum of 3% of an employee’s annual salary. The Company’s total matching contributions for the years ended December 31, 2019 and 2018 was $105,999 and $93,948 respectively. During 2018, the Company also provided a discretionary contribution totaling $181,999 which represented 6% of each eligible participant’s annual salary in each of 2018. This amount was paid in January 2019.

15. LEASES

In 2011, the Company executed a lease (the “Lease”) with Brandywine Operating Partnership, L.P. (Brandywine), a Delaware limited partnership for a 10,870 square foot premises located in Lawrenceville, New Jersey and relocated its offices to Lawrenceville, New Jersey from Columbia, Maryland. The Lease had an initial term of 66 months. In late 2015, Lenox Drive Office Park LLC, purchased the real estate and office building and assumed the Lease. This Lease was set to expire on April 30, 2017. In April 2017, the Company and the landlord amended the Lease effective May 1, 2017. The 1st Lease Amendment extended the term of the agreement for an additional 64 months, reduced the premises to 7,565 square feet, reduced the monthly rent and provided four months free rent. The monthly rent ranged from approximately $18,900 in the first year to approximately $20,500 in the final year of the 1st Lease Amendment. The Company also had a one-time option to cancel the lease as of the 40th month after the commencement date of the 1st Lease Amendment and must provide the landlord notice by the 28th month of the lease. Effective January 9, 2019, the Company amended the current terms of the 1st Lease Amendment to increase the size of the premises by 2,285 square feet to 9,850 square feet and also extended the lease term by one year to September 1, 2023. In conjunction with this 2nd Lease Amendment, we agreed to modify our one-time option to cancel the lease as of the end of August 2021 and we must provide notice to the landlord by the end of August 2020. The monthly rent will range from approximately $25,035 in the first year to approximately $27,088 in the final year of the 2nd Lease Amendment.

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

Following is a table of the lease payments and maturity of our operating lease liabilities as of December 31, 2019:

For the year ending December 31,
2020	$525,809
2021	530,734
2022	535,579
2023	233,117
2024 and thereafter	-
Subtotal future lease payments	1,825,239
Less imputed interest	(293,789)
Total lease liabilities	$1,531,450

Weighted average remaining life	3.45 years

Weighted average discount rate	9.98%

For the 2019, operating lease expense was $522,380 and cash paid for operating leases included in operating cash flows was $485,848. For 2018, operating lease expense was $450,430 and cash paid for operating leases included in operating cash flows was $457,321.

16. COMMITMENTS AND CONTINGENCIES

On September 20, 2019, a purported stockholder of the Company filed a derivative and putative class action lawsuit against the Company and certain officers and directors (the “Shareholder Action”). The Shareholder Action alleges breaches of fiduciary duty in connection with the shareholder approval process associated with the 2018 Stock Incentive Plan. The matter is in the early stages and the ultimate outcome of this matter is not currently determinable at this time.

17. LICENSES OF INTELLECTUAL PROPERTY AND PATENTS

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

The total number of shares issuable to Duke under these provisions is subject to adjustment in certain cases, and Duke has piggyback registration rights for public offerings taking place more than one year after the effective date of the license agreement. On January 31, 2003, the Company issued 253,691 shares of common stock to Duke University valued at $2.2 million as payment for milestone-based royalties under this license agreement. An amendment to the Duke license agreement contains certain development and regulatory milestones, and other performance requirements that the Company has met with respect to the use of the licensed technologies. The Company will be obligated to make royalty payments based on sales to Duke upon commercialization, until the last of the Duke patents expire. For the years ended December 31, 2019 and 2018, the Company has not incurred any expense under this agreement and will not incur any future liabilities until commercial sales commence.

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

18. TECHNOLOGY DEVELOPMENT AND LICENSING AGREEMENTS

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

19. SUBSEQUENT EVENTS

As more fully discussed in Note 10, the Company sold 4.6 million shares of common stock for gross proceeds of $4.8 million under the February 2020 Offering. On March 5, 2020, the Company also terminated the 2019 Aspire Purchase Agreement.

