Form 10-Q
period 2020-03-31
Celsion CORP
filed 2020-05-15
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 14, 2020, the Registrant had 29,257,101 shares of common stock, $0.01 par value per share, outstanding.

CELSION CORPORATION

QUARTERLY REPORT ON

FORM 10-Q

i

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q, including, without limitation, any projections of earnings, revenue or other financial items, any statements of the plans and objectives of management for future operations (including, but not limited to, pre-clinical development, clinical trials, manufacturing and commercialization), uncertainties and assumptions regarding the impact of the COVID-19 pandemic on our business, operations, clinical trials, supply chain, strategy, goals and anticipated timelines, any statements concerning proposed drug candidates, potential therapeutic benefits, or other new products or services, any statements regarding future economic conditions or performance, any changes in the course of research and development activities and in clinical trials, any possible changes in cost and timing of development and testing, capital structure, financial condition, working capital needs and other financial items, any changes in approaches to medical treatment, any introduction of new products by others, any possible licenses or acquisitions of other technologies, assets or businesses, our ability to realize the full extent of the anticipated benefits of our acquisition of the assets of EGEN, Inc., including achieving operational cost savings and synergies in light of any delays we may encounter in the integration process and additional unforeseen expenses, any possible actions by customers, suppliers, partners, competitors and regulatory authorities, compliance with listing standards of The Nasdaq Capital Market and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations.

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

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,746,184	$6,875,273
Investment in debt securities - available for sale, at fair value	9,887,455	7,985,886
Accrued interest receivable on investment securities	22,713	21,369
Receivable on sale of net operating losses	1,819,324	─
Advances and deposits on clinical programs and other current assets	1,401,024	1,352,670
Total current assets	18,876,700	16,235,198

Property and equipment (at cost, less accumulated depreciation of $3,135,681 and $3,096,681, respectively)	374,598	405,363

Other assets:
Deferred tax asset	─	1,819,324
In-process research and development, net	15,736,491	15,736,491
Goodwill	1,976,101	1,976,101
Operating lease right-of-use assets, net	1,339,140	1,431,640
Other intangible assets, net	284,147	340,976
Deposits and other assets	349,447	333,274
Total other assets	19,685,326	21,637,806

Total assets	$38,936,624	$38,278,367

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

(Continued)

	March 31, 2020	December 31, 2019
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable ─ trade	$2,856,378	$2,862,949
Other accrued liabilities	1,399,070	2,303,547
Notes payable – current portion, net of deferred financing costs	2,276,005	1,840,228
Operating lease liability - current portion	398,731	387,733
Deferred revenue - current portion	500,000	500,000
Total current liabilities	7,430,184	7,894,457

Earn-out milestone liability	5,758,983	5,717,709
Note payable, net of deferred financing costs	7,623,738	7,963,449
Operating lease liability - non-current portion	1,040,183	1,143,717
Deferred revenue - non-current portion	875,000	1,000,000
Total liabilities	22,728,088	23,719,332

Commitments and contingencies	─	─

Stockholders’ equity:

Preferred stock - $0.01 par value (100,000 shares authorized, and no shares issued or outstanding at March 31, 2020 and December 31, 2019)	─	─

Common stock - $0.01 par value (112,500,000 shares authorized; 29,257,435 and 23,256,152 shares issued at March 31, 2020 and December 31, 2019, respectively, and 29,257,101 and 23,255,818 shares outstanding at March 31, 2020 and December 31, 2019, respectively)	292,574	232,562
Additional paid-in capital	311,570,995	304,885,663
Accumulated other comprehensive gain	3,813	42,778
Accumulated deficit	(295,573,658)	(290,516,780)
Total stockholders’ equity before treasury stock	16,293,724	14,644,223

Treasury stock, at cost (334 shares at March 31, 2020 and December 31, 2019)	(85,188)	(85,188)
Total stockholders’ equity	16,208,536	14,559,035

Total liabilities and stockholders’ equity	$38,936,624	$38,278,367

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Technology development and licensing revenue	$125,000	$125,000

Operating expenses:
Research and development	3,052,049	2,767,659
General and administrative	1,838,906	2,217,864
Total operating expenses	4,890,995	4,985,523

Loss from operations	(4,765,955)	(4,860,523)

Other income (expense):
(Loss) gain from change in valuation of earn-out milestone liability	(41,274)	3,130,000
Fair value of warrants issued in connection with amendment to modify GEN-1 earn-out milestone payments	─	(400,000)
Investment income	88,309	113,791
Interest expense	(339,365)	(350,747)
Other income	1,407	27
Total other income (expense), net	(290,923)	2,493,071

Net loss	$(5,056,878)	$(2,367,452)

Net loss per common share
Basic and diluted	$(0.20)	$(0.12)

Weighted average shares outstanding
Basic and diluted	25,804,349	19,104,785

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Other comprehensive (loss) gain

Changes in:
Reclassification of realized gain on investment securities recognized in investment income, net	$(43,232)	$(9,381)
Unrealized loss on investment securities	4,267	66,333

Change in unrealized (loss) gain, net, on available for sale securities	(38,965)	56,952

Net loss	(5,056,878)	(2,367,452)

Comprehensive loss	$(5,095,843)	$(2,310,500)

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:

Net loss	$(5,056,878)	$(2,367,452)

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	188,329	188,806
Change in fair value of earn-out milestone liability	41,274	(3,130,000)
Fair value of warrants issued in connection with amendment to modify the GEN-1 earn-out milestone payments	─	400,000
Recognition of deferred revenue	(125,000)	(125,000)
Stock-based compensation costs	451,965	691,145
Deferred income tax asset	1,819,324	─
Amortization of deferred finance charges and debt discount associated with notes payable	96,066	97,458
Net changes in:
Accrued interest on investment securities	(1,344)	(9,761)
Receivable on sale of net operating losses	(1,819,324)	─
Advances, deposits and other current assets	(64,527)	(645,864)
Accounts payable and accrued liabilities	(504,952)	(635,190)
Net cash (used in) operating activities:	(4,975,067)	(5,535,858)

Cash flows from investing activities:
Purchases of investment securities	(9,940,534)	(11,251,818)
Proceeds from sale and maturity of investment securities	8,000,000	5,400,000
Purchases of property and equipment	(8,235)	(145,162)
Net cash used in investing activities	(1,948,769)	(5,996,980)

Cash flows from financing activities:
Proceeds from sale of common stock equity, net of issuance costs	5,794,747	1,754,885
Net cash provided by financing activities	5,794,747	1,754,885

Decrease in cash and cash equivalents	(1,129,089)	(9,777,953)
Cash and cash equivalents at beginning of period	6,875,273	13,353,543
Cash and cash equivalents at end of period	$5,746,184	$3,575,590

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Three Months Ended March 31,
	2020		2019

Supplemental disclosures of cash flow information:
Interest paid		$243,299		$253,289

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from lease payments		$130,631		$106,000

Non-cash financing and investing activities
Fair value of warrants issued in connection with amendment to modify the GEN-1 earn-out milestone payments	$	─		$400,000

Right of use assets obtained in exchange for lease liabilities
Right of use assets	$	─		$1,797,561

Stock issued in lieu of cash bonuses		$498,632	$	─

Realized and unrealized (gains) losses, net, on investment securities		$(38,965)		$56,952

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2020

	Common Stock Outstanding		Additional Paid in	Treasury Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Total

Balance at January 1, 2020	23,255,818	$232,562	$304,885,663	334	$(85,188)	$42,778	$(290,516,780)	$14,559,035
Net loss	-	-	-	-	-	-	(5,056,878)	(5,056,878)
Sale of equity through equity financing facilities	5,571,428	55,713	5,739,034	-	-	-	-	5,794,747
Realized and unrealized gains and losses, net, on investments securities	-	-	-	-	-	(38,965)	-	(38,965)
Stock-based compensation expense	-	-	451,965	-	-	-	-	451,965
Issuance of restricted stock in lieu of cash bonus	429,855	4,299	494,333	-	-	-	-	498,632
Balance at March 31, 2020	29,257,101	$292,574	$311,570,995	334	$(85,188)	$3,813	$(295,573,658)	$16,208,536

See accompanying notes to the condensed consolidated financial statements

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2019

	Common Stock Outstanding		Additional Paid in	Treasury Stock		Accum. OtherCompr.	Accumulated
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Total

Balance at January 1, 2019	18,831,834	$188,322	$294,393,313	334	$(85,188)	$29,872	$(273,665,247)	$20,861,072
Net loss	-	-	-	-	-	-	(2,367,452)	(2,367,452)
Sale of equity through equity financing facilities	822,186	8,222	1,746,663	-	-	-	-	1,754,885
Common stock warrants issued in connection with amendment to modify earn-out milestone payments	-	-	400,000	-	-	-	-	400,000
Realized and unrealized gains and losses, net, on investments securities	-	-	-	-	-	56,952	-	56,952
Stock-based compensation expense	-	-	691,145	-	-	-	-	691,145
Issuance of restricted stock	8,000	80	(80)	-	-	-	-	-
Balance at March 31, 2019	19,662,020	$196,624	$297,231,041	334	$(85,188)	$86,824	$(276,032,699)	$21,396,602

See accompanying notes to the condensed consolidated financial statements

CELSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2020

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the three-month period March 31, 2020 and 2019 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (SEC) on March 25, 2020.

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amount reported in the Company’s financial statements and accompanying notes. Actual results could differ materially from those estimates. Events and conditions arising subsequent to the most recent balance sheet date have been evaluated for their possible impact on the financial statements and accompanying notes. With the recent introduction of the COVID-19 pandemic to the United States, the Company continues to monitor the impact of this pandemic on its financial condition and results of operations, along with the valuation of its long-term assets, intangible assets, and goodwill.  The effect of this matter could potentially have an impact on the valuation of such assets in the future. The COVID-19 matter is discussed in more detail in Note 3 to the financial statements.

Note 3. Financial Condition and Business Plan

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the U.S. Food and Drug Administration. The Company has not generated significant revenue and have incurred significant net losses in each year since our inception. As of March 31, 2020, the Company has incurred approximately $296 million of cumulative net losses and we had approximately $17.5 million in cash, investment securities, interest receivable and receivables from the sale of our State of New Jersey net operating losses. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

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

COVID-19 Pandemic

In January 2020, the World Health Organization (WHO) declared an outbreak of coronavirus, COVID-19, to be a “Public Health Emergency of International Concern,” and the U.S. Department of Health and Human Services declared a public health emergency to aid the U.S. healthcare community in responding to COVID-19. This virus continues to spread globally and, as of mid-May 2020, has spread to over 100 countries, including the United States. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic impacts of the pandemic has introduced significant volatility in the financial markets. The Company did not observe significant impacts on its business or results of operations for the three months ended March 31, 2020 due to the global emergence of COVID-19. While the extent to which COVID-19 impacts the Company’s future results will depend on future developments, the pandemic and associated economic impacts could result in a material impact to the Company’s future financial condition, results of operations and cash flows.

The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

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

During 2019 and 2018, the Company submitted applications to sell a portion of the Company’s State of New Jersey net operating losses as part of the Technology Business Tax Certificate Program sponsored by The New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused NOLs and unused research and development credits are allowed to sell these benefits to other companies. As more fully discussed in Note 9, the Company received approval from the New Jersey Economic Development Authority to sell $1.9 million of its State of New Jersey net operating losses recognizing a tax benefit for the year ended December 31, 2019 for the net proceeds (approximately $1.8 million). In early 2020, the Company entered into an agreement to sell these net operating losses, In April of 2020, the Company completed the sale of the New Jersey net operating losses and received the $1.8 million net proceeds. In 2018, the Company completed the sale of a portion of its New Jersey net operating losses for 2011 - 2017 totaling approximately $11.1 for net proceeds of approximately $10.4 million in December 2018. The proceeds of $10.4 million were reflected as a tax benefit for the year ended December 31, 2018. The Company has approximately $2.0 million available in future tax benefits remaining under the NOL Program for future years.

In June 2018, the Company entered into the Horizon Credit Agreement with Horizon that provided $10 million in new capital. The obligations under the Horizon Credit Agreement are secured by a first-priority security interest in substantially all assets of Celsion other than intellectual property assets. Payments under the loan agreement are interest only (calculated based on one-month LIBOR plus 7.625%) for the first twenty-four (24) months after through July 2020, closing, followed by a 24-month amortization period of principal and interest starting on August 1, 2020 and ending through the scheduled maturity date. On May 13, 2020, the Company and Horizon agreed to defer the first two principal payments totaling $833,333 due in August and September 2020.

With $17.5 million in cash, investments, interest receivable and receivable from the sale of the New Jersey net operating losses at March 31, 2020, coupled with future sales of the Company’s New Jersey NOL’s as well as the remaining availability under the Capital-on-Demand Equity Facility with JonesTrading Institutional Services LLC, the Company believes it has sufficient capital resources to fund its operations through mid-2021.

Note 4. New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) and are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued accounting pronouncements will not have a material impact on the Company’s condensed consolidated financial position, results of operations, and cash flows, or do not apply to our operations.

In June 2016, the FASB issued Accounting Standard Update No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which modifies the measurement of expected credit losses on certain financial instruments. The Company will adopt ASU 2016-13 in its first quarter of 2021 utilizing the modified retrospective transition method. Based on the composition of the Company’s investment portfolio and current market conditions, the adoption of ASU 2016-13 is not expected to have a material impact on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods, and early adoption is permitted. The adoption of this standard did not have an impact on the Company’s condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740). The standard simplifies the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740 related to the approach for intra-period tax allocation and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its condensed consolidated financial statements.

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

The total number of shares of common stock issuable upon exercise of warrants, stock option grants and equity awards were 7,982,990 and 5,412,554 shares for the three-month periods ended March 31, 2020 and 2019, respectively. Warrants with an exercise price of $0.01 (as more fully described in Note 13) exercisable for 200,000 shares of common stock were considered issued in calculating basic loss per share. For the three-month periods ended March 31, 2020 and 2019, diluted loss per common share was the same as basic loss per common share as the other warrants and equity awards that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive.

The Company did not pay any dividends during the three-month periods ended March 31, 2020 and 2019.

Note 6. Investment in Debt Securities Available for Sale

Investments in debt securities available for sale with a fair value of $9,887,455 and $7,985,886 as of March 31, 2020 and December 31, 2019, respectively, consist of corporate debt securities. These investments are valued at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in accumulated other comprehensive loss.

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

A summary of the cost, fair value and maturities of the Company’s short-term investments is as follows:

	March 31, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Short-term investments
Investments in debt securities	$9,883,642	$9,887,455	$7,943,108	$7,985,886
Total	$9,883,642	$9,887,455	$7,943,108	$7,985,886

	March 31, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Short-term investment maturities
Within 3 months	$5,592,801	$5,592,490	$7,943,108	$7,985,886
Between 3-12 months	4,290,841	4,294,965	-	-
Total	$9,883,642	$9,887,455	$7,943,108	$7,985,886

The following table shows the Company’s investment securities gross unrealized gains (losses) and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2020 and December 31, 2019. The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	March 31, 2020		December 31, 2019
Available for sale securities (all unrealized holding gains and losses are less than 12 months at date of measurement)	Fair Value	Unrealized Holding Gains (Losses)	Fair Value	Unrealized Holding Gains (Losses)

Investments in debt securities with unrealized gains	$6,591,505	$10,323	$7,985,886	$42,778
Investments in debt securities with unrealized losses	3,295,950	(6,510)	-	-
Total	$9,887,455	$3,813	$7,985,886	$42,778

Investment income, which includes net realized gains on sales of available for sale securities and investment income interest and dividends, is summarized as follows:

	Three Months Ended March 31,
	2020	2019
Interest and dividends accrued and paid	$45,077	$104,410
Realized gains	43,232	9,381
Investment income, net	$88,309	$113,791

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

Cash and cash equivalents, accounts payable and other accrued liabilities are reflected in the condensed consolidated balance sheet at their approximate estimated fair values primarily due to their short-term nature. The fair values of securities available for sale are determined by relying on the securities’ relationship to other benchmark quoted securities and classified its investments as Level 2 items at March 31, 2020 and December 31, 2019. There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the thee-month period ended March 31, 2020 or during the year ended December 31, 2019. The changes in Level 3 liabilities were the result of changes in the fair value of the earn-out milestone liability included in earnings and in-process R&D. The earnout milestone liability is valued using a risk-adjusted assessment of the probability of payment of each milestone, discounted to present value using an estimated time to achieve the milestone (see Note 13). The in-process R&D is valued using a multi-period excess earnings method (see Note 8).

Assets and liabilities measured at fair value are summarized below:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:

Recurring items as of March 31, 2020
Corporate debt securities, available for sale	$9,887,455	$	─		$9,887,455	$	─

Recurring items as of December 31, 2019
Corporate debt securities, available for sale	$7,985,886	$	─		$7,985,886	$	─

Liabilities:

Recurring items as of March 31, 2020
Earn-out milestone liability (Note 13)	$5,758,983	$	─	$	─		$5,758,983

Recurring items as of December 31, 2019
Earn-out milestone liability (Note 13)	$5,717,709	$	─	$	─		$5,717,709

Note 8. Intangible Assets

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

Acquired In-process Research and Development

Acquired in-process research and development (IPR&D) consists of EGEN’s drug technology platforms: TheraPlas and TheraSilence. The fair value of the IPR&D drug technology platforms was estimated to be $24.2 million as of the acquisition date. As of the closing of the acquisition, the IPR&D was considered indefinite lived intangible assets and will not be amortized. IPR&D is reviewed for impairment at least annually as of our third quarter ended September 30, and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. The Company’s IPR&D consisted of three core elements, its RNA delivery system, its glioblastoma multiforme cancer (GBM) product candidate and its ovarian cancer indication.

The Company’s ovarian cancer indication, with original value of $13.3 million has not been impaired since its acquisition. At September 30, 2019 the Company evaluated its IPR&D of the ovarian cancer indication and concluded that it is not more likely than not that the asset is impaired. As no other indicators of impairment existed during the fourth quarter of 2019 or first quarter of 2020, no impairment charges were recorded during the three months ended March 31, 2020 and 2019.

The Company’s GBM candidate, with original value of $9.4 million had cumulative impairments through 2018 of $7 million, with remaining carrying value of $2.4 million at December 31, 2019 and March 31, 2020, On September 30, 2019, the Company evaluated its IPR&D of the (GBM) product candidate and concluded that it is not more likely than not that the asset is further impaired. As no other indicators of impairment existed during the fourth quarter of 2019 and in the first quarter of 2020, no impairment charges were recorded during the three months ended March 31, 2020 and 2019.

The Company’s RNA delivery system, with an initial value of $1.5 million was previously fully impaired.

Covenants Not to Compete

Pursuant to the EGEN Purchase Agreement, EGEN provided certain covenants (“Covenant Not To Compete”) to the Company whereby EGEN agreed, during the period ending on the seventh anniversary of the closing date of the acquisition on June 20, 2014, not to enter into any business, directly or indirectly, which competes with the business of the Company nor will it contact, solicit or approach any of the employees of the Company for purposes of offering employment. The Covenant Not to Compete which was valued at approximately $1.6 million at the date of the EGEN acquisition has a definitive life and is amortized on a straight-line basis over its life of 7 years. The Company recognized amortization expense of $56,829 in each of the three-month periods ended March 31, 2020 and 2019. The carrying value of the Covenant Not to Compete was $284,147, net of $1,307,067 accumulated amortization as of March 31, 2020 and $340,976, net of $1,250,238 accumulated amortization, as of December 31, 2019.

Following is a schedule of future amortization amounts during the remaining life of the Covenant Not to Compete.

Year Ended March 31,
2020	$227,318
2021	56,829
2022 and thereafter	-
Total	$284,147

Goodwill

The purchase price exceeded the estimated fair value of the net assets acquired by approximately $2.0 million which was recorded as Goodwill. Goodwill represents the difference between the total purchase price for the net assets purchased from EGEN and the aggregate fair values of tangible and intangible assets acquired, less liabilities assumed. Goodwill is reviewed for impairment at least annually as of our third quarter ended September 30 or sooner if we believe indicators of impairment exist. As of March 31, 2020, we concluded that the Company’s fair value exceeded its carrying value therefore “it is not more likely than not” that the Goodwill was impaired.

Following is a summary of the net fair value of the assets acquired in the EGEN asset acquisition for the three-month period ended March 31, 2020:

	IPR&D	Goodwill	Covenant Not To Compete
For the three-months ended March 31, 2020
Balance at January 1, 2020, net	$15,736,491	$1,976,101	$340,976
Amortization	-	-	(56,829)
Balance at March 31, 2020, net	$15,736,491	$1,976,101	$284,147

Note 9. Accrued Liabilities

Other accrued liabilities at March 31, 2020 and December 31, 2019 include the following:

	March 31, 2020	December 31, 2019

Amounts due to contract research organizations and other contractual agreements	$305,000	$475,440
Accrued payroll and related benefits	924,659	1,604,541
Accrued professional fees	150,000	204,155
Other	19,411	19,411
Total	$1,399,070	$2,303,547

Note 10. Note Payable

Horizon Credit Agreement

On June 27, 2018, the Company entered into a loan agreement with Horizon Technology Finance Corporation (“Horizon”) that provided $10 million in new capital (the “Horizon Credit Agreement”). The Company drew down $10 million upon closing of the Horizon Credit Agreement on June 27, 2018.

During the three-month period ended March 31, 2020, the Company incurred $243,299 in interest expense and amortized $96,066 as interest expense for debt discounts and end of term charges in connection with the Horizon Credit Agreement. During the three-month period ended March 31, 2019, the Company incurred $253,289 in interest expense and amortized $97,458 as interest expense for debt discounts and end of term charges in connection with the Horizon Credit Agreement.

On May 13, 2020, the Company and Horizon agreed to defer the first two principle payments totaling a $833,333 due in August and September 2020. Following is a schedule of future principal payments, net of unamortized debt discounts and amortized end of term charges, due on the Horizon Credit Agreement:

As of March 31,
2020	$2,500,000
2021	4,583,333
2022	2,916,667
2023 and thereafter	-
Subtotal of future principle payments	10,000,000
Unamortized debt issuance costs, net	(100,257)
Total	$9,899,743

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

Aspire Purchase Agreement

On October 28, 2019, Company, entered into a common stock purchase agreement (the “2019 Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 24-month term of the 2019 Aspire Purchase Agreement.

During 2019, the Company sold and issued an aggregate of 0.5 million shares under the 2019 Aspire Purchase Agreement, receiving approximately $0.7 million. During the first quarter of 2020 through March 5, 2020 when the Company delivered notice to Aspire terminating the 2019 Aspire Purchase Agreement, the Company sold 1.0 million shares of common stock under the Aspire Purchase Agreement, receiving approximately $1.6 million in additional gross proceeds.

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

The Shares will be issued pursuant to Celsion’s previously filed and effective Registration Statement on Form S-3 (File No. 333-227236), the base prospectus dated October 12, 2018, filed as part of such Registration Statement, and the prospectus supplement dated December 4, 2018, filed by Celsion with the Securities and Exchange Commission. During 2019, the Company sold and issued an aggregate of 0.5 million shares under the Capital on Demand Agreement, receiving approximately $1.0 million in gross proceeds. The Company did not sell any shares under the Capital on Demand Agreement during 2020. As of March 31, 2020, the Company has approximately $15 million available under the Capital on Demand Agreement.

Registered Direct Offering

On February 27, 2020, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with several institutional investors, pursuant to which we agreed to issue and sell, in a registered direct offering (the “February 2020 Offering”), an aggregate of 4,571,428 shares (the “Shares”) of our common stock at an offering price of $1.05 per share for gross proceeds of approximately $4.8 million before the deduction of the Placement Agent fees and offering expenses. The Shares were offered by the Company pursuant to a registration statement on Form S-3 (File No. 333-227236). The Purchase Agreement contains customary representations, warranties and agreements by the Company and customary conditions to closing. In a concurrent private placement (the “Private Placement”), the Company agreed to issue to the investors that participated in the Offering, for no additional consideration, warrants, to purchase up to 2,971,428 shares of Common Stock (the “Original Warrants”). The Original Warrants were initially exercisable six months following their date of issue and were set to expire on the five-year anniversary of such initial exercise date. The Warrants had an exercise price of $1.15 per share subject to adjustment as provided therein. On March 12, 2020 the Company entered into private exchange agreements (the “Exchange Agreements”) with holders the Warrants. Pursuant to the Exchange Agreements, in return for a higher exercise price of $1.24 per share of Common Stock, the Company issued new warrants to the Investors to purchase up to 3,200,000 shares of Common Stock (the “Exchange Warrants”) in exchange for the Original Warrants. The Exchange Warrants, like the Original Warrants, are initially exercisable six months following their issuance (the “Initial Exercise Date”) and expire on the five-year anniversary of their Initial Exercise Date. Other than having a higher exercise price, different issue date, Initial Exercise Date and expiration date, the terms of the Exchange Warrants are identical to those of the Original Warrants.

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

On February 19, 2019, the Compensation Committee of the Board of Directors approved the grant of (i) inducement stock options (the “Inducement Option Grants”) to purchase a total of 140,004 shares of Celsion common stock, and (ii) inducement restricted stock awards (the “Inducement Stock Grants”) totaling 13,000 shares of Celsion common stock to two new employees collectively. Each award has a grant date of the date of grant. Each Inducement Option Grant has an exercise price per share equal to $2.18 which represents the closing price of Celsion’s common stock as reported by Nasdaq on the date of grant. Each Inducement Option Grant will vest over three years, with one-third vesting on the one-year anniversary of the employee’s first day of employment with the Company and one-third vesting on the second and third anniversaries thereafter, subject to the new employee’s continued service relationship with the Company on each such date. Each Inducement Option Grant has a ten-year term and is subject to the terms and conditions of the applicable stock option agreement. Each Inducement Stock Grant will vest on the one-year anniversary of the employee’s first day of employment with the Company and are subject to the new employee’s continued service relationship with the Company through such date and is subject to the terms and conditions of the applicable restricted stock agreement.

As of March 31, 2020, there was a total of 4,151,038 shares of Celsion common stock reserved for issuance under the 2018 Plan which were comprised of 4,146,886 shares of Celsion common stock subject to equity awards previously granted under the 2018 Plan and 2007 Plan and 4,152 shares of Celsion common stock available for future issuance under the 2018 Plan. As of March 31, 2020, there was a total of 210,006 of Celsion common stock subject to outstanding inducement awards.

Total compensation cost related to stock options and restricted stock awards amounted to $451,965 and $691,145 for the three-month periods ended March 31, 2020 and 2019, respectively. Of these amounts, $177,936 and $240,387 was charged to research and development during the three-month periods ended March 31, 2020 and 2019, respectively, and $274,029 and $450,758 was charged to general and administrative expenses during the three-month periods ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, there was $1.2 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 0.9 years. The weighted average grant date fair values of the stock options granted was $1.01 and $1.90 during the three-month periods ended March 31, 2020 and 2019, respectively. In connection with the Company’s annual 2019 bonus program, the Company issued 429,855 shares of common stock from the 2018 Stock Incentive Plan in lieu of paying cash for 50% of the annual bonus awards. These amounts were fully accrued for in 2019.

A summary of stock option awards and restricted stock grants for the three-months ended March 31, 2020 is presented below:

	Stock Options		Restricted Stock Awards		Weighted Average
	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Contractual Terms of Equity Awards (in years)
Equity awards outstanding at January 1, 2020	4,332,142	$2.63	8,750	$1.59

Equity awards granted	36,000	$1.16	429,855	$1.16

Vested and issued	-	$-	(429,855)	$1.16

Equity awards forfeited, cancelled or expired	(20,000)	$2.27	-	$-

Equity awards outstanding at March 31, 2020	4,348,142	$2.62	8,750	$1.59	8.2

Aggregate intrinsic value of outstanding equity awards at March 31, 2020	$-		$7,875

Equity awards exercisable at March 31, 2020	2,591,536	$2.93			8.4

Aggregate intrinsic value of equity awards exercisable at March 31, 2020	$-

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

	Three Months Ended March 31,
	2020	2019
Risk-free interest rate	1.33%	2.65%
Expected volatility	102.7%	101.3 -106.2%
Expected life (in years)	8.5	7.5 - 9.3
Expected dividend yield	-%	-%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. The risk-free interest rate is derived from values assigned to U.S. Treasury bonds with terms that approximate the expected option lives in effect at the time of grant.

Note 13. Earn-out Milestone Liability

As of March 31, 2020, and December 31, 2019, the Company fair valued the earn-out milestone liability at $5.8 million and $5.7 million, respectively and recognized a non-cash charge of $0.1 million for the three-months ended March 31, 2020. In assessing the earnout milestone liability at March 31, 2020, the Company fair valued each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 80% and 20% probability for the $7.0 million and the $12.4 million payments, respectively.

As of March 31, 2019, and December 31, 2018, the Company fair valued the earn-out milestone liability at $5.8 million and $8.9 million, respectively and recognized a non-cash benefit of $3.1 million during the three months ended March 31, 2019. In assessing the earnout milestone liability at March 31, 2019, the Company fair valued each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 80% and 20% probability for the $7.0 million and the $12.4 million payments, respectively.

The following is a summary of the changes in the earn-out milestone liability for the three-month period ended March 31, 2020:

Balance at January 1, 2020	$(5,717,709)
Non-cash loss from the change in fair value	(41,274)
Balance at March 31, 2020	$(5,758,983)

The following is a schedule of the Company’s risk-adjustment assessment of each milestone:

Date	Risk-adjustment Assessment of achieving each Milestone	Discount Rate	Estimated Time to Achieve

March 31, 2020	80%	9%	1.04 to 2.04 years
December 31, 2019	80%	9%	1.12 to 2.12 years

March 31, 2019	80%	9%	1.00 to 2.00 years
December 31, 2018	80%	9%	1.25 years

Note 14. Warrants

Common Stock Warrants

Following is a summary of all warrant activity for the three months ended March 31, 2020:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price

Warrants outstanding at December 31, 2019	626,098	$1.87
Warrants issued during the three months ended March 31, 2020 (see Note 11)	3,200,000	$1.24

Warrants outstanding at March 31, 2020	3,826,098	$1.34

Aggregate intrinsic value of outstanding warrants at March 31, 2020	$178,000

Schedule of weighted average remaining contractual terms at March 31, 2020	Number of Warrants Issued	Weighted Average Exercise Price	Weighted Average Contractual Terms Remaining

Warrants provided to EGWU, Inc (Note 13)	200,000	$0.01	No expiration

All other warrants outstanding	3,626,098	$1.42	5.3 years

Note 15. Leases

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

We adopted ASC Topic 842 on January 1, 2019 using the modified retrospective transition method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 840, Leases. The standard had a material impact on our Condensed Consolidated Balance Sheet but had no impact on our condensed consolidated net earnings and cash flows. The most significant impact of adopting ASC Topic 842 was the recognition of the right-of-use (ROU) asset and lease liabilities for operating leases, which are presented in the following three-line items on the Consolidated Condensed Balance Sheet: (i) operating lease right-of-use asset; (ii) current operating lease liabilities; and (iii) operating lease liabilities. Therefore, on date of adoption of ASC Topic 842, the Company recognized a ROU asset of $1.4 million, operating lease liabilities, current and non-current collectively, of $1.5 million and reduced other liabilities by approximately $0.1 million. We elected the package of practical expedients for leases that commenced before the effective date of ASC Topic 842 whereby we elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. In addition, we have lease agreements with lease and non-lease components, and we have elected the practical expedient for all underlying asset classes and account for them as a single lease component. We have no finance leases. We determine if an arrangement is a lease at inception. We have operating leases for office space and research and development facilities. Neither of our leases include options to renew, however, one contains an option for early termination. We considered the option of early termination in measurement of right-of-use assets and lease liabilities and we determined it is not reasonably certain to be terminated. In connection with the 2nd Lease Amendment for the New Jersey office lease in January 2019, the Company considered this as one modified lease and not as two separate leases. Therefore, in January 2019, the Company determined this lease was an operating lease and remeasured the ROU asset and lease liability. Therefore, the Company increased the ROU asset and operating lease liabilities by $0.4 million to $1.8 million and $1.9 million, respectively.

Following is a table of the lease payments and maturity of our operating lease liabilities as of March 31, 2020:

For the year ending December 31,
Remainder of 2020	$395,178
2021	530,734
2022	535,579
2023	233,117
2024 and thereafter	-
Subtotal future lease payments	1,694,608
Less imputed interest	(255,694)
Total lease liabilities	$1,438,914

Weighted average remaining life	3.2 years

Weighted average discount rate	9.98%

For the three-month period ending March 31, 2020, operating lease expense was $130,595 and cash paid for operating leases included in operating cash flows was $130,631. For the three-month period ending March 31, 2019, operating lease expense was $130,595 and cash paid for operating leases included in operating cash flows was $106,000.

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

The Company evaluated the Hisun arrangement in accordance with ASC 606 and determined that its performance obligations under the agreement include the non-exclusive, royalty-free license, research and development services to be provided by the Company, and its obligation to serve on a joint committee. The Company concluded that the license was not distinct since its value is closely tied to the ongoing research and development activities. As such, the license and the research and development services are bundled as a single performance obligation. Since the provision of the license and research and development services are considered a single performance obligation, the $5,000,000 upfront payment is being recognized as revenue ratably through 2022.

Note 17. Commitments and Contingencies

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

Note 18. Subsequent Events

As more fully discussed in Note 3, the Company completed the sale of its State of New Jersey net operating loss and received the $1.8 million in proceeds from the sale in April 2020.

On April 23, 2020, we filed a Current Report on Form 8-K announcing we entered into a loan agreement with Silicon Valley Bank (the “PPP Loan”), pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act. We thereafter received proceeds of $632,220 under the PPP Loan. The PPP Loan application required Celsion to certify that there was economic uncertainty surrounding the Company and that, as such, the PPP Loan was necessary to support our ongoing operations. Celsion made this certification in good faith after analyzing, among other things, its financial situation and access to alternative forms of capital, and believes that the Company satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan proceeds was consistent with the broad objectives of the PPP of the CARES Act. The certification given with respect to the PPP Loan does not contain any objective criteria and is subject to interpretation. In light of subsequent guidance issued by the U.S. Small Business Administration in consultation with the U.S. Department of the Treasury, out of an abundance of caution we returned the proceeds of the PPP Loan in full on May 13, 2020. Celsion may choose to reapply for the loan if the SBA provides future applicable guidance.

As disclosed in Note 10, the Company and Horizon agreed to defer the first two principal payments totaling a $833,333 due in August and September 2020.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Statements and terms such as “expect”, “anticipate”, “estimate”, “plan”, “believe” and words of similar import regarding our expectations as to the development and effectiveness of our technologies, the potential demand for our products, and other aspects of our present and future business operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, readers should specifically consider the various factors contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 25, 2020, which factors include, without limitation, plans and objectives of management for future operations or programs or proposed new products or services; changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing; possible changes in capital structure, financial condition, working capital needs and other financial items; changes in approaches to medical treatment; clinical trial analysis and future plans relating thereto; our ability to realize the full extent of the anticipated benefits of our acquisition of substantially all of the assets of EGEN, Inc., including achieving operational cost savings and synergies in light of any delays we may encounter in the integration process and additional unforeseen expenses; introduction of new products by others; possible licenses or acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, partners, competitors and regulatory authorities. These and other risks and uncertainties could cause actual results to differ materially from those indicated by forward-looking statements.

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

We completed enrollment of 556 patients in the Phase III OPTIMA Study in August 2018. Data for the study will be reviewed as it matures with two pre-planned interim analyses to be conducted in the fourth quarter of 2019 and in the first half of 2020. We expect that the final efficacy analysis, if necessary, will be completed in the first quarter of 2021. If the study proves to provide a clinically meaningful improvement in overall survival, Celsion will immediately apply for marketing authorization in the US, Europe and China. ThermoDox® has received U.S. FDA Fast Track Designation and has been granted orphan drug designation for primary liver cancer in both the U.S. and the EU. Additionally, the U.S. FDA has provided ThermoDox® with a 505(b)(2) registration pathway. Subject to a successful trial, the OPTIMA Study has been designed to support registration in all key primary liver cancer markets. We fully expect to submit registrational applications in the U.S., Europe and China. We expect to submit and believes that applications will be accepted in South Korea, Taiwan and Vietnam, three other significant markets for ThermoDox® if it were to receive approval in Europe, China or the U.S.

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

On April 15, 2020, the Company announced that the prescribed minimum number of events of 158 patient deaths has been reached for the second pre-specified interim analysis of the OPTIMA Phase III Study. Following preparation of the data, the Independent Data Monitoring Committee (iDMC) is expected to meet in July to conduct the second interim analysis. Celsion expects to announce iDMC recommendations as soon as possible after the meeting. The hazard ratio for success at 158 deaths is 0.70, which represents a 30% reduction in the risk of death compared with RFA alone. This compares favorably with the hazard ratio of 0.65 observed in the prospective HEAT Study subgroup upon which the OPTIMA Study is based.

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

The Company also reported positive clinical data from the first fourteen patients who completed treatment in the OVATION Study. GEN-1 plus standard chemotherapy produced positive clinical results, with no dose limiting toxicities and positive dose dependent efficacy signals which correlate well with positive surgical outcomes as summarized below:

●	Of the fourteen patients treated in the entire study, two patients demonstrated a complete response, ten patients demonstrated a partial response and two patients demonstrated stable disease, as measured by RECIST criteria. This translates to a 100% disease control rate and an 86% objective response rate (“ORR”). Of the five patients treated in the highest dose cohort, there was a 100% ORR with one complete response and four partial responses;

●	Fourteen patients had successful resections of their tumors, with nine patients (64%) having a complete tumor resection (“R0”), which indicates a microscopically margin-negative resection in which no gross or microscopic tumor remains in the tumor bed. Seven out of eight (88%) patients in the highest two dose cohorts experienced a R0 surgical resection. All five patients treated at the highest dose cohort experienced a R0 surgical resection; and

●	All patients experienced a clinically significant decrease in their CA-125 protein levels as of their most recent study visit. CA-125 is used to monitor certain cancers during and after treatment. CA-125 is present in greater concentrations in ovarian cancer cells than in other cells.

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

On March 23, 2020, the Company announced that the European Medicines Agency (EMA) Committee for Orphan Medicinal Products (COMP) has recommended that GEN-1 be designated as an orphan medicinal product for the treatment of ovarian cancer. GEN-1, designed using Celsion’s proprietary TheraPlas platform technology, is an interleukin-12 (IL-12) DNA plasmid vector encased in a non-viral nanoparticle delivery system, which enables cell transfection followed by persistent, local secretion of the IL-12 protein. GEN-1 previously received orphan designation from the U.S. Food and Drug Administration and is currently being evaluated in a Phase I/II clinical trial (the OVATION 2 Study) for the treatment of newly diagnosed patients with Stage III and IV ovarian cancer.

On March 26, 2020, the Company announced leading oncology drug development company, today jointly announced with Medidata, a Dassault Systèmes company, that examining matched patient data provided by Medidata in a synthetic control arm (SCA) with results from the Company’s completed Phase Ib dose-escalating OVATION I Study with GEN-1 in Stage III/IV ovarian cancer patients showed positive results in progression-free survival (PFS). The hazard ratio (HR) was 0.53 in the intent-to-treat (ITT) group, showing strong signals of efficacy. GEN-1, designed using Celsion’s proprietary TheraPlas platform technology, is an interleukin-12 (IL-12) DNA plasmid vector encased in a non-viral nanoparticle delivery system, which enables cell transfection followed by persistent, local secretion of the IL-12 protein. Celsion believes these data may warrant consideration of strategies to accelerate the clinical development program for GEN-1 in newly diagnosed, advanced ovarian cancer patients by the U.S. Food and Drug Administration (FDA). In its March 2019 discussion with Celsion, the FDA noted that preliminary findings from the Phase Ib OVATION I Study were exciting but lacked a control group to evaluate GEN-1’s independent impact on impressive tumor response, surgical results and PFS. The Agency encouraged the Company to continue its GEN-1 development program and consult with FDA with new findings that may have a bearing on designations such as Fast Track and Breakthrough Therapy. SCAs have the potential to revolutionize clinical trials in certain oncology indications and some other diseases where a randomized control is not ethical or practical. SCAs are formed by carefully selecting control patients from historical clinical trials to match the demographic and disease characteristics of the patients treated with the new investigational product. SCAs have been shown to mimic the results of traditional randomized controls so that the treatment effects of an investigational product can be visible by comparison to the SCA. SCAs can help advance the scientific validity of single arm trials, and in certain indications, reduce time and cost, and expose fewer patients to placebos or existing standard-of-care treatments that might not be effective for them.

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

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the U.S. Food and Drug Administration. The Company has not generated significant revenue and have incurred significant net losses in each year since our inception. As of March 31, 2020, the Company has incurred approximately $296 million of cumulative net losses and we had approximately $17.5 million in cash, investment securities, interest receivable and receivables on the sale of is State of New Jersey net operating losses. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

The Company expects its operating losses to continue for the foreseeable future as it continues its product development efforts, and when it undertakes marketing and sales activities. The Company’s ability to achieve profitability is dependent upon its ability to obtain governmental approvals, manufacture, and market and sell its new product candidates. There can be no assurance that the Company will be able to commercialize its technology successfully or that profitability will ever be achieved. The operating results of the Company have fluctuated significantly in the past. In January 2020, the World Health Organization (WHO) declared an outbreak of coronavirus, COVID-19, to be a “Public Health Emergency of International Concern,” and the U.S. Department of Health and Human Services declared a public health emergency to aid the U.S. healthcare community in responding to COVID-19. This virus continues to spread globally and, as of mid-May 2020, has spread to over 100 countries, including the United States. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

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

During 2019 and 2018, the Company submitted applications to sell a portion of the Company’s State of New Jersey net operating losses as part of the Technology Business Tax Certificate Program sponsored by The New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused NOLs and unused research and development credits are allowed to sell these benefits to other companies. As more fully discussed in Note 9, the Company received approval from the New Jersey Economic Development Authority to sell $1.9 million of its State of New Jersey net operating losses recognizing a tax benefit for the year ended December 31, 2019 for the net proceeds (approximately $1.8 million). In early 2020, the Company entered into an agreement to sell these net operating losses, In April of 2020, the Company completed the sale of the New Jersey net operating losses and received the $1.8 million net proceeds. In 2018, the Company completed the sale of a portion of its New Jersey net operating losses for 2011 - 2017 totaling approximately $11.1 for net proceeds of approximately $10.4 million in December 2018. The proceeds of $10.4 million were reflected as a tax benefit for the year ended December 31, 2018. The Company has approximately $2.0 million in future tax benefits remaining under the NOL Program for future years.

On April 23, 2020, we filed a Current Report on Form 8-K announcing we entered into a loan agreement with Silicon Valley Bank (the “PPP Loan”), pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act. We thereafter received proceeds of $632,220 under the PPP Loan.  The PPP Loan application required Celsion to certify that there was economic uncertainty surrounding the Company and that, as such, the PPP Loan was necessary to support our ongoing operations. Celsion made this certification in good faith after analyzing, among other things, its financial situation and access to alternative forms of capital, and believes that the Company satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan proceeds was consistent with the broad objectives of the PPP of the CARES Act. The certification given with respect to the PPP Loan does not contain any objective criteria and is subject to interpretation. In light of subsequent guidance issued by the U.S. Small Business Administration in consultation with the U.S. Department of the Treasury, out of an abundance of caution we returned the proceeds of the PPP Loan in full on May 13, 2020..  Celsion may choose to reapply for the loan if the SBA provides future applicable guidance.

In June 2018, the Company entered into the Horizon Credit Agreement with Horizon that provided $10 million in new capital. The obligations under the Horizon Credit Agreement are secured by a first-priority security interest in substantially all assets of Celsion other than intellectual property assets. Payments under the loan agreement are interest only (calculated based on one-month LIBOR plus 7.625%) for the first twenty-four (24) months after through July 2020, closing, followed by a 24-month amortization period of principal and interest starting on August 1, 2020 and ending through the scheduled maturity date. On May 13, 2020, the Company and Horizon agreed to defer the first two principal payments totaling a $833,333 due in August and September 2020.

With $17.5 million in cash, investments, interest receivable and receivable from the sale of the New Jersey net operating losses at March 31, 2020, coupled with future sales of the Company’s State of New Jersey NOL’s as well as the remaining availability under the Capital-on-Demand Equity Facility with JonesTrading Institutional Services LLC, the Company believes it has sufficient capital resources to fund its operations through mid-2021.

Financing Overview

Equity, Debt and Other Forms of Financing

As more fully discussed in Note 3of the Financial Statement included in this Quarterly Report, during the fourth quarter of 2018, the Company received eligibility from the New Jersey Economic Development Authority to sell, and did sell, $11.1 million of its unused New Jersey net operating losses under the Technology Business Tax Certificate Program, receiving $10.4 million of non-dilutive funding in the process. During the fourth quarter of 2019, the Company received approval from the New Jersey Economic Development Authority to sell $1.9 million of its New Jersey net operating losses. In early 2020, the Company entered into an agreement to sell these net operating losses. In April 2020, the Company completed the sale of its New Jersey net operating losses and received $1.8 million in net proceeds.

On April 23, 2020, we filed a Current Report on Form 8-K announcing we entered into a loan agreement with Silicon Valley Bank (the “PPP Loan”), pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act. We thereafter received proceeds of $632,220 under the PPP Loan.  The PPP Loan application required Celsion to certify that there was economic uncertainty surrounding the Company and that, as such, the PPP Loan was necessary to support our ongoing operations. Celsion made this certification in good faith after analyzing, among other things, its financial situation and access to alternative forms of capital, and believes that the Company satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan proceeds was consistent with the broad objectives of the PPP of the CARES Act. The certification given with respect to the PPP Loan does not contain any objective criteria and is subject to interpretation. In light of subsequent guidance issued by the U.S. Small Business Administration in consultation with the U.S. Department of the Treasury, out of an abundance of caution we returned the proceeds of the PPP Loan in full on May 13, 2020..  Celsion may choose to reapply for the loan if the SBA provides future applicable guidance.

In June 2018, the Company entered into the Horizon Credit Agreement with Horizon that provided $10 million in new capital. The obligations under the Horizon Credit Agreement are secured by a first-priority security interest in substantially all assets of Celsion other than intellectual property assets. Payments under the loan agreement are interest only (calculated based on one-month LIBOR plus 7.625%) for the first twenty-four (24) months after through July 2020, closing, followed by a 24-month amortization period of principal and interest starting on August 1, 2020 and ending through the scheduled maturity date. On May 13, 2020, the Company and Horizon agreed to defer the first two principal payments totaling a $833,333 due in August and September 2020.

During 2019 and thus far in 2020, we issued a total of 10.0 million shares of common stock in the following equity transactions for an aggregate of approximately $14.4 million in gross proceeds.

●	On February 27, 2020, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with several institutional investors, pursuant to which we agreed to issue and sell, in a registered direct offering (the “February 2020 Offering”), an aggregate of 4.6 million shares (the “Shares”) of our common stock at an offering price of $1.05 per share for gross proceeds of approximately $4.8 million before the deduction of the Placement Agent fees and offering expenses. The Shares were offered by the Company pursuant to a registration statement on Form S-3 (File No. 333-227236). The Purchase Agreement contains customary representations, warranties and agreements by the Company and customary conditions to closing. In a concurrent private placement (the “Private Placement”), the Company agreed to issue to the investors that participated in the Offering, for no additional consideration, warrants, to purchase up to 3.0 million shares of Common Stock (the “Original Warrants”). The Original Warrants were initially exercisable six months following their and were set to expire on the five-year anniversary of such initial exercise date. The Warrants had an exercise price of $1.15 per share subject to adjustment as provided therein. On March 12, 2020 the Company entered into private exchange agreements (the “Exchange Agreements”) with holders the Warrants. Pursuant to the Exchange Agreements, in return for a higher exercise price of $1.24 per share of Common Stock, the Company issued new warrants to the Investors to purchase up to 3.2 million shares of Common Stock (the “Exchange Warrants”) in exchange for the Original Warrants. The Exchange Warrants, like the Original Warrants, are initially exercisable six months following their issuance (the “Initial Exercise Date”) and expire on the five-year anniversary of their Initial Exercise Date. Other than having a higher exercise price, different issue date, Initial Exercise Date and expiration date, the terms of the Exchange Warrants are identical to those of the Original Warrants.

●	On August 31, 2018, the Company entered into the 2018 Aspire Purchase Agreement with Aspire Capital Fund LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock over the 24-month term of the 2018 Aspire Purchase Agreement. On October 12, 2018, the Company filed with the SEC a prospectus supplement to the 2018 Shelf Registration Statement registering all of the shares of common stock that may be offered to Aspire Capital from time to time. The timing and amount of sales of the Company’s common stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company but is obligated to make purchases from the Company as directed by the Company in accordance with the Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future funding, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement in 2018, the Company issued to Aspire Capital 164,835 Commitment Shares. The 2018 Aspire Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. During 2019 the Company sold and issued an aggregate of 3.3 million shares under the Purchase Agreement, receiving approximately $6.3 million. All proceeds from the Company received under the 2018 Aspire Purchase Agreement were used for working capital and general corporate purposes. As a result of the Company and Aspire Capital entering into a new purchase agreement on October 28, 2019 discussed in the next paragraph, the 2018 Aspire Purchase Agreement was terminated. The Company sold a total of 3.4 million shares receiving $6.5 million under the 2018 Aspire Agreement during 2018 through its termination in 2019

●	On October 28, 2019, Company entered into the 2019 Aspire Purchase Agreement with Aspire Capital. The terms and conditions pursuant to the 2019 Aspire Purchase Agreement are substantially similar to the 2018 Aspire Purchase Agreement. Pursuant to the new 2019 Aspire Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 24-month term of the 2019 Aspire Purchase Agreement. Concurrently with entering into the 2019 Aspire Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital (the “Registration Rights Agreement”), in which the Company agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended (the “Securities Act”), registering the sale of the shares of the Company’s common stock that have been and may be issued to Aspire Capital under the 2019 Aspire Purchase Agreement. In consideration for entering into the 2019 Aspire Purchase Agreement, the Company issued to Aspire Capital an additional 0.1 million Commitment Shares. On November 8, 2019, the Company filed with the SEC a Registration Statement on Form S-1 registering all the shares of common stock that may be offered to Aspire Capital from time to time under the 2019 Aspire Purchase Agreement. During 2019, the Company sold 0.5 million shares of common stock under the 2019 Aspire Purchase Agreement, receiving approximately $0.7 million in gross proceeds. On March 5, 2020, the Company delivered notice to Aspire Capital terminating the 2019 Aspire Purchase Agreement effective as of March 6, 2020. During the first quarter of 2020 though the date of termination, the Company sold 1.0 million shares of common stock under the 2019 Aspire Purchase Agreement and received $1.6 million in gross proceeds.

●	On December 4, 2018, the Company entered into a new Capital on DemandTM Sales Agreement (the “Capital on Demand Agreement”) with JonesTrading Institutional Services LLC, as sales agent (“JonesTrading”), pursuant to which the Company may offer and sell, from time to time, through JonesTrading shares of common stock having an aggregate offering price of up to $16.0 million. The Company intends to use the net proceeds from the offering, if any, for general corporate purposes, including research and development activities, capital expenditures and working capital. The Company is not obligated to sell any Common Stock under the Capital on Demand Agreement and, subject to the terms and conditions of the Capital on Demand Agreement, JonesTrading will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The Nasdaq Capital Market, to sell common stock from time to time based upon Celsion’s instructions, including any price, time or size limits or other customary parameters or conditions the Company may impose. Under the Capital on Demand Agreement, JonesTrading may sell common stock by any method deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Capital on Demand Agreement will terminate upon the earlier of (i) the sale of all shares of our common stock subject to the Sales Agreement, and (ii) the termination of the Capital on Demand Agreement by JonesTrading or Celsion. The Capital on Demand Agreement may be terminated by JonesTrading or the Company at any time upon 10 days’ notice to the other party, or by JonesTrading at any time in certain circumstances, including the occurrence of a material adverse change in the Company. The Company did not sell any shares under the Capital on Demand Agreement thus far in 2020. During 2019, the Company sold 0.5 million shares of common stock under the Capital on Demand Agreement, receiving approximately $1.0 million.

Significant Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our 2018 Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 25, 2020.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods, and early adoption is permitted. The adoption of this standard did not have an impact on the Company’s financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740). The standard simplifies the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740 related to the approach for intra-period tax allocation and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

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

FINANCIAL REVIEW FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Results of Operations

For the three months ended March 31, 2020 our net loss was $5.1 million compared to a net loss of $2.4 million for the same three-month period of 2019.

With $17.5 million in cash, investments, interest receivable and income tax receivable at March 31, 2020, coupled with future sales of the Company’s State of New Jersey net operating losses well as the remaining availability under the Capital on Demand Equity Facility with JonesTrading Institutional Services LLC, the Company believes it has sufficient capital resources to fund its operations through mid-2021.

	Three Months Ended March 31,
	(In thousands)		Change Increase (Decrease)
	2020	2019		%
Licensing Revenue:	$125	$125	$-	-%

Operating Expenses:
Clinical Research	1,819	1,780	39	2.2%
Chemistry, Manufacturing and Controls	1,233	988	245	24.7%
Research and development expenses	3,052	2,768	284	10.3%
General and administrative expenses	1,839	2,218	(379)	(17.0)%
Total operating expenses	4,891	4,986	(95)	(4.2)%
Loss from operations	$(4,766)	$(4,861)	$(95)	1.9%

Comparison of the Three Months Ended March 31, 2020 and 2019

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten-year term of the agreement; therefore, we recorded deferred revenue of $125,000 in each of the first quarters of 2020 and 2019.

Research and Development Expenses

Research and development (“R&D”) expenses increased by $0.3 million to $3.1 million in the first quarter of 2020 from $2.8 million in the same period of 2019. Costs associated with the OPTIMA Study decreased to $0.7 million in the first quarter of 2020 compared to $0.9 million in the same period of 2019. Costs associated the OVATION 2 Study increased to $0.3 million in the first quarter of 2020 compared to $0.1 million in the same period of 2019. Regulatory costs were $0.2 million in each of the first quarters of 2020 and 2019. Other clinical costs were consistent at $0.6 million in each of the first quarters of 2020 and 2019. Costs associated with the production of GEN-1 clinical supplies were consistent at $0.3 million in each of the first quarters of 2020 and 2019. R&D costs associated with the development of GEN-1 to support the OVATION 2 Study increased to $0.9 million in the first quarter of 2020 compared to $0.6 million in the same period of 2019.

General and Administrative Expenses

General and administrative expenses decreased to $1.8 million in the first quarter of 2020 compared to $2.2 million in the same period of 2019. This decrease is primarily attributable to lower personnel costs of approximately $0.3 million which included a $0.2 million decrease in non-cash stock compensation expense and a decrease in professional fees of $0.2 million in the first quarter of 2020 when compared to the same period of 2019. The decrease was partially offset by an increase in premiums for directors’ and officers’ insurance for 2020.

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

As of March 31, 2020, and December 31, 2019, the Company fair valued the earn-out milestone liability at $5.8 million and $5.7 million, respectively and recognized a non-cash charge of $0.1 million for the three-months ended March 31, 2020. In assessing the earnout milestone liability at March 31, 2020, the Company fair valued each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 80% and 20% probability for the $7.0 million and the $12.4 million payments, respectively.

As of March 31, 2019, and December 31, 2018, the Company fair valued the earn-out milestone liability at $5.8 million and $8.9 million, respectively and recognized a non-cash benefit of $3.1 million during the three months ended March 31, 2019. In assessing the earnout milestone liability at March 31, 2019, the Company the fair valued each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 80% and 20% probability for the $7.0 million and the $12.4 million payments, respectively.

Investment income and interest expense

The Company realized $0.1 million of interest income from its short-term investments during each of the first quarters of 2020 and 2019.

The Company entered into a new loan facility with Horizon Technology Finance Corporation on June 27, 2018. In connection with this debt facility the Company incurred $0.3 million in interest expense in each of the first quarters of 2020 and 2019.

Financial Condition, Liquidity and Capital Resources

Since inception we have incurred significant losses and negative cash flows from operations. We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities and amounts received under our product licensing agreement with Yakult and our technology development agreement with Hisun. The process of developing and commercializing ThermoDox®, GEN-1 and other product candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts. We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future. Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $296 million at March 31, 2020.

At March 31, 2020 we had total current assets of $18.9 million (including cash, cash equivalents and short-term investments, related interest receivable on short-term investments and receivable from sale of its New Jersey net operating losses of $17.5 million) and current liabilities of $7.4 million, resulting in net working capital of $11.5 million. At December 31, 2019 we had total current assets of $16.2 million (including cash, cash equivalents, short-term investment, interest receivable of $14.9 million) and current liabilities of $7.9 million, resulting in net working capital of $8.3 million. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

Net cash used in operating activities for the first three months of 2020 was $5.0 million. Net cash used in investing activities was $1.9 million during the first three months of 2020. Net cash provided by financing activities was $5.8 million during the first three months of 2020 from net proceeds received through the sale of our common stock.

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

Item 4. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2020, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the SEC.

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

Item 1A. Risk Factors

The following is a summary of the risk factors, uncertainties and assumptions that we believe are most relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ significantly from expected or historical results and our forward-looking statements. We note these factors for investors as permitted by Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. Additional risks that we currently believe are immaterial may also impair our business operations. Investors should carefully consider the risks described below before making an investment decision and understand that it is not possible to predict or identify all such factors. Consequently, investors should not consider the following to be a complete discussion of all potential risks or uncertainties that may impact our business. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. The description provided in this Item 1A includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on March 25, 2020 with the SEC. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report and our other filings made from time to time with the SEC.

RISKS RELATED TO OUR BUSINESS

We have a history of significant losses from operations and expect to continue to incur significant losses for the foreseeable future.

Since our inception, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $296 million at March 31, 2020. For the year ended December 31, 2019 and the three months ended March 31, 2020, we incurred net losses of $16.9 million and $5.1 million, respectively. We currently have no product revenue and do not expect to generate any product revenue for the foreseeable future. Because we are committed to continuing our product research, development, clinical trial and commercialization programs, we will continue to incur significant operating losses unless and until we complete the development of ThermoDox®, GEN-1 and other new product candidates and these product candidates have been clinically tested, approved by the United States Food and Drug Administration (FDA) and successfully marketed. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, us or our collaborators successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, delays or setbacks we may experience associated with our preclinical studies, clinical trials, third parties, or supply chain due to the COVID-19 pandemic, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we or our collaborators are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the year ended December 31, 2019 and the three months ended March 31, 2020, we incurred net losses of $16.9 million and $5.1 million, respectively. We have incurred approximately $296 million of cumulative net losses. As of March 31, 2020, cash, cash equivalents and short-term investments, related interest receivable on short-term investments and receivable on sale of its New Jersey net operating losses of $17.5 million.

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

To complete the development and commercialization of our product candidates, we will need to raise substantial amounts of additional capital to fund our operations. Our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing, progress and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, including any unforeseen delays or increased costs we may incur as a result of the COVID-19 pandemic or other causes, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other unforeseen uses of cash. We do not have any committed sources of financing and cannot assure you that alternate funding will be available in a timely manner, on acceptable terms or at all. We may need to pursue dilutive equity financings, such as the issuance of shares of common stock, convertible debt or other convertible or exercisable securities. Such dilutive equity financings could dilute the percentage ownership of our current common stockholders and could significantly lower the market value of our common stock. In addition, a financing could result in the issuance of new securities that may have rights, preferences or privileges senior to those of our existing stockholders.

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

Securing FDA or comparable foreign regulatory approval requires the submission of extensive preclinical and clinical data and supporting information for each therapeutic indication to establish the product candidate’s safety and efficacy for its intended use. It takes years to complete the testing of a new drug or biological product and development delays and/or failure can occur at any stage of testing. Any of our present and future clinical trials may be delayed, halted, not authorized, or approval of any of our products may be delayed or may not be obtained due to any of the following:

●	factors related to the COVID-19 pandemic, including regulators or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site

●	any preclinical test or clinical trial may fail to produce safety and efficacy results satisfactory to the FDA or comparable foreign regulatory authorities;

●	preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent marketing approval;

●	negative or inconclusive results from a preclinical test or clinical trial or adverse events during a clinical trial could cause a preclinical study or clinical trial to be repeated or a development program to be terminated, even if other studies relating to the development program are ongoing or have been completed and were successful;

●	the FDA or comparable foreign regulatory authorities can place a clinical hold on a trial if, among other reasons, it finds that subjects enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury;

●	the facilities that we utilize, or the processes or facilities of third-party vendors, including without limitation the contract manufacturers who will be manufacturing drug substance and drug product for us or any potential collaborators, may not satisfactorily complete inspections by the FDA or comparable foreign regulatory authorities; and

●	we may encounter delays or rejections based on changes in FDA policies or the policies of comparable foreign regulatory authorities during the period in which we develop a product candidate, or the period required for review of any final marketing approval before we are able to market any product candidate.

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

Separately, in response to the COVID-19 global pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through at least April 2020, though no set end date has been determined. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and provide guidance regarding the conduct of clinical trials , which guidance continues to evolve. In April 2020, the FDA stated that its New Drug Program was continuing to meet program user fee performance goals, but due to many agency staff working on COVID-19 activities, it was possible that the FDA would not be able to sustain that level of performance indefinitely. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business

The outbreak of the novel coronavirus disease, COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.

In December 2019, a novel strain of coronavirus, severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2), was identified in Wuhan, China. This disease resulting from SARS-CoV-2, COVID-19, has now become a global pandemic. The outbreak and government measures taken in response have had a significant impact, both directly and indirectly, on businesses and commerce throughout the world generally: worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, our personnel have mainly been continuing their work outside of our offices. While, as of the date of this report, we have not experienced any material disruptions to the execution of the clinical trials and the research and development activities that we currently have underway, as a result of the pandemic we may experience disruptions that could severely impact research and development timelines and outcomes, including, but not limited to:

●	delays or difficulties in enrolling patients in our clinical trials;

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal, state or foreign governments, employers and others or interruption of clinical trial subject visits and study procedures (such as procedures that are deemed non-essential under law, regulation or institutional policies), which may impact the integrity of subject data and clinical study endpoints;

●	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;

●	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

●	interruptions in preclinical studies due to restricted or limited operations at our contracted research facilities;

●	unforeseen costs we may incur as a result of the impact of the COVID-19 pandemic, including the costs of mitigation efforts;

●	deterioration of worldwide credit and financial markets that could limit our ability to obtain external financing to fund our operations and capital expenditures;

●	investment-related risks, including difficulties in liquidating investments due to current market conditions and adverse investment performance;

●	limitations on employee resources that would otherwise be focused on the conduct of our research and development activities, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; or

●	interruptions or limitations of the types described affecting our service providers and collaboration partners, including contract research organizations running clinical trials and collaboration partners sponsoring clinical trials in which we are supplying our product candidates or otherwise participating.

In addition, the trading prices for common stock of other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to diagnose, contain and treat the disease. If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business and development activities in the manner and on the timelines presently planned could be materially and negatively impacted. There can be no assurance that any such disruptions or delays will not materially adversely impact our business, results of operations, access to financial resources and our financial condition.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:

●	the patient eligibility and exclusion criteria defined in the protocol;

●	the size of the patient population required for analysis of the trial’s primary endpoints and the process for identifying patients;

●	delays in our research programs resulting from factors related to the COVID-19 pandemic;

●	the willingness or availability of patients to participate in our trials;

●	the proximity of patients to trial sites;

●	the design of the trial;

●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

●	clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating;

●	the availability of competing commercially available therapies and other competing drug candidates’ clinical trials;

●	our ability to obtain and maintain patient informed consents; and

●	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs, including aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018, or BBA, will remain in effect through 2030, unless additional congressional action is taken. The BBA also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. However, pursuant to the CARES Act, these reductions will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

At the federal level, the Trump administration’s budget for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. The Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule that would allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, the Lower Drug Costs Now Act of 2019 was introduced in the House of Representatives on September 19, 2019 and would require HHS to directly negotiate drug prices with manufacturers. The Lower Drugs Costs Now Act of 2019 has passed out of the House and was delivered to the Senate on December 16, 2019. However, it is unclear whether this bill will make it through both chambers and be signed into law, and if enacted, what effect it would have on our business. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control biopharmaceutical and biologic product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Our ability to commercialize our new cancer treatment systems successfully will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from third-party payors, which include government authorities such as Medicare, Medicaid, TRICARE, and the Veterans Administration, managed care providers, private health insurers, and other organizations. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost. The reimbursement status of newly approved medical products is subject to significant uncertainty We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop. Further, due to the COVID-19 pandemic, millions of individuals have lost or will be losing employer-based insurance coverage, which may adversely affect our ability to commercialize our product candidates even if there is adequate coverage and reimbursement from third-party payors.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospect. The closing price of our common stock as reported on The Nasdaq Capital Market had a high price of $3.48 and a low price of $1.35 in the 52-week period ended December 31, 2018, a high price of $2.47 and a low price of $1.08 in the 52-week period ended December 31, 2019, and a high price of $1.73 and a low price of $0.72 from January 1, 2020 through May 14, 2020. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of May 14, 2020, we had 29,257,435 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, all of the shares of common stock issuable upon exercise of warrants will be freely tradable without restriction or further registration upon issuance.

Our stockholders may experience significant dilution as a result of future equity offerings or issuances and exercise of outstanding options and warrants.

In order to raise additional capital or pursue strategic transactions, we may in the future offer, issue or sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock, including the issuance of common stock in relation to the achievement, if any, of milestones triggering our payment of earn-out consideration in connection with the EGEN asset acquisition. Our stockholders may experience significant dilution as a result of future equity offerings or issuances. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders. As of May 14, 2020, we have a significant number of securities convertible into, or allowing the purchase of, our common stock, including 3,826,098 shares of common stock issuable upon exercise of warrants outstanding, 4,266,890 options to purchase shares of our common stock and restricted stock awards outstanding, and 24,152 shares of common stock reserved for future issuance under our stock incentive plan.

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

Changes in tax law could adversely affect our financial condition and results of operations.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, on March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security Act” or the CARES Act, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 coronavirus outbreak, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

Our ability to use net operating losses to offset future taxable income are subject to certain limitations.

On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The Tax Reform Act significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a quasi-territorial tax system, providing a one-time transition toll charge on foreign earnings, creating a new limitation on the deductibility of interest expenses and modifying the limitation on officer compensation. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. Net operating losses generated after December 31, 2017 are not subject to expiration, and generally ~~but~~ may not be carried back to prior taxable years except that, under the CARES Act, net operating losses generated in 2018, 2019 and 2020 may be carried back five taxable years. Additionally, for taxable years beginning after December 31, 2020, the deductibility of such federal net operating losses is limited to 80% of our taxable income in any future taxable year. We currently have significant net operating losses (NOLs) that may be used to offset future taxable income. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. During 2018, 2017 and years prior, we performed analyses to determine if there were changes in ownership, as defined by Section 382 of the Internal Revenue Code that would limit our ability to utilize certain net operating loss and tax credit carry forwards. We determined we experienced ownership changes, as defined by Section 382, in connection with certain common stock offerings in 2011, 2013, 2015, 2017 and 2018. As a result, the utilization of our federal tax net operating loss carry forwards generated prior to the ownership changes is limited. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, which would significantly limit our ability to utilize NOLs to offset future taxable income.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

4.1	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2020).

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders’ Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

**	XBRL information is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2020	CELSION CORPORATION

Registrant

	By:	/s/ Michael H. Tardugno
Michael H. Tardugno
Chairman, President and Chief Executive Officer

	By:	/s/ Jeffrey W. Church
Jeffrey W. Church
Executive Vice President and Chief Financial Officer

