Form 10-Q
period 2020-06-30
Celsion CORP
filed 2020-08-14
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 13, 2020, Celsion Corporation had 33,232,380 shares of common stock, $0.01 par value per share, outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,653,760	$6,875,273
Investment in debt securities - available for sale, at fair value	2,791,868	7,985,886
Accrued interest receivable on investment securities	7,866	21,369
Advances and deposits on clinical programs and other current assets	1,342,566	1,352,670
Total current assets	26,796,060	16,235,198

Property and equipment (at cost, less accumulated depreciation of $3,174,681 and $3,096,681, respectively)	339,200	405,363

Other assets:
Deferred tax asset	─	1,819,324
In-process research and development, net	15,736,491	15,736,491
Goodwill	1,976,101	1,976,101
Operating lease right-of-use assets, net	1,244,308	1,431,640
Other intangible assets, net	227,318	340,976
Deposits and other assets	403,482	333,274
Total other assets	19,587,700	21,637,806

Total assets	$46,722,960	$38,278,367

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

(Continued)

	June 30, 2020	December 31, 2019
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable ─ trade	$2,402,142	$2,862,949
Other accrued liabilities	1,507,683	2,303,547
Notes payable – current portion, net of deferred financing costs	4,385,915	1,840,228
Operating lease liability - current portion	410,005	387,733
Deferred revenue - current portion	500,000	500,000
Total current liabilities	9,205,745	7,894,457

Earn-out milestone liability	6,015,279	5,717,709
Note payable, net of deferred financing costs	5,610,555	7,963,449
Operating lease liability - non-current portion	933,219	1,143,717
Deferred revenue - non-current portion	750,000	1,000,000
Total liabilities	22,514,798	23,719,332

Commitments and contingencies	─	─

Stockholders’ equity:

Preferred stock - $0.01 par value (100,000 shares authorized, and no shares issued or outstanding at June 30, 2020 and December 31, 2019)	─	─

Common stock - $0.01 par value (112,500,000 shares authorized; 33,229,714 and 23,256,152 shares issued at June 30, 2020 and December 31, 2019, respectively, and 33,229,380 and 23,255,818 shares outstanding at June 30, 2020 and December 31, 2019, respectively)	332,297	232,562
Additional paid-in capital	324,869,780	304,885,663
Accumulated other comprehensive gain	7,866	42,778
Accumulated deficit	(300,916,593)	(290,516,780)
Total stockholders’ equity before treasury stock	24,293,350	14,644,223

Treasury stock, at cost (334 shares at June 30, 2020 and December 31, 2019)	(85,188)	(85,188)
Total stockholders’ equity	24,208,162	14,559,035

Total liabilities and stockholders’ equity	$46,722,960	$38,278,367

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Licensing revenue	$125,000	$125,000	$250,000	$250,000

Operating expenses:
Research and development	2,990,861	3,558,074	6,042,910	6,325,733
General and administrative	1,901,136	2,136,684	3,740,042	4,354,548
Total operating expenses	4,891,997	5,694,758	9,782,952	10,680,281

Loss from operations	(4,766,997)	(5,569,758)	(9,532,952)	(10,430,281)

Other (expense) income:
(Loss) gain from change in valuation of earn-out milestone liability	(256,296)	(127,061)	(297,570)	3,002,939
Fair value of warrants issued in connection with amendment to modify GEN-1 earn-out milestone payments	─	─	─	(400,000)
Investment income	20,960	144,602	109,269	258,393
Interest expense	(340,602)	(349,448)	(679,967)	(700,195)
Other (expense) income	─	(2,850)	1,407	(2,823)
Total other (expense) income, net	(575,938)	(334,757)	(866,861)	2,158,314

Net loss	$(5,342,935)	$(5,904,515)	$(10,399,813)	$(8,271,967)

Net loss per common share
Basic and diluted	$(0.18)	$(0.29)	$(0.37)	$(0.42)

Weighted average shares outstanding
Basic and diluted	29,887,329	20,605,762	27,830,573	19,713,449

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Other comprehensive (loss) gain

Changes in:
Realized (gains) losses on investment securities recognized in investment income, net	$(2,865)	$(969)	$(46,097)	$(10,350)
Unrealized gains on investment securities, net	6,918	8,721	11,185	75,054

Change in unrealized gains (losses) on available for sale securities, net	4,053	7,752	(34,912)	64,704

Net loss	(5,342,935)	(5,904,515)	(10,399,813)	(8,271,967)

Comprehensive loss	$(5,338,882)	$(5,896,763)	$(10,434,725)	$(8,207,263)

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:

Net loss	$(10,399,813)	$(8,271,967)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	378,990	362,027
Change in fair value of earn-out milestone liability	297,570	(3,002,939)
Fair value of warrants issued in connection with amendment to modify the GEN-1 earn-out milestone payments	─	400,000
Recognition of deferred revenue	(250,000)	(250,000)
Stock-based compensation costs	1,030,726	1,308,492
Shares issued in exchange for services	─	5,350
Deferred income tax asset	1,819,324	─
Amortization of deferred finance charges and debt discount associated with notes payable	192,793	191,724
Net changes in:
Accrued interest on investment securities	13,503	2,636
Advances, deposits and other current assets	(60,104)	(931,654)
Accounts payable and accrued liabilities	(946,265)	24,460
Net cash (used in) operating activities:	(7,923,276)	(10,161,871)

Cash flows from investing activities:
Purchases of investment securities	(9,940,894)	(13,279,686)
Proceeds from sale and maturity of investment securities	15,100,000	11,900,000
Purchases of property and equipment	(11,837)	(262,728)
Net cash provided by (used in) investing activities	5,147,269	(1,642,414)

Cash flows from financing activities:
Proceeds from sale of common stock equity, net of issuance costs	18,182,599	4,464,060
Proceeds from issuance of common stock upon conversion of stock options	371,895	─
Proceeds from Payroll Protection Program (PPP) loans	1,324,750	─
Repayments on Payroll Protection Program (PPP) loans	(1,324,750)	─
Net cash provided by financing activities	18,554,494	4,464,060

Increase (decrease) in cash and cash equivalents	15,778,487	(7,340,225)
Cash and cash equivalents at beginning of period	6,875,273	13,353,543
Cash and cash equivalents at end of period	$22,653,760	$6,013,318

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Six Months Ended June 30,
	2020		2019

Supplemental disclosures of cash flow information:
Interest paid		$(487,174)		$(508,471)

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from lease payments		$262,084		$224,585

Non-cash financing and investing activities
Fair value of warrants issued in connection with amendment to modify the GEN-1 earn-out milestone payments	$	─		$400,000

Right of use assets obtained in exchange for lease liabilities
Right of use assets	$	─		$1,797,561

Stock issued in lieu of cash bonus payments		$498,632	$	─

Realized and unrealized (gains) losses, net, on investment securities		$(34,912)		$64,704

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED JUNE 30, 2020

Three Months Ended	Common Stock Outstanding		Additional Paid in	Treasury Stock		Accumulated Other Comprehensive	Accumulated
June 30, 2020	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Total

Balance at April 1, 2020	29,257,101	$292,574	$311,570,995	334	$(85,188)	$3,813	$(295,573,658)	$16,208,536
Net loss	-	-	-	-	-	-	(5,342,935)	(5,342,935)
Sale of equity through financing facilities	3,831,415	38,314	12,349,538	-	-	-	-	12,387,852
Issuance of common stock upon exercise of options	140,864	1,409	370,486	-	-	-	-	371,895
Realized and unrealized gains and losses, net, on investments securities	-	-	-	-	-	4,053	-	4,053
Stock-based compensation expense	-	-	578,761	-	-	-	-	578,761
Balance at June 30, 2020	33,229,380	$332,297	$324,869,780	334	$(85,188)	$7,866	$(300,916,593)	$24,208,162

THREE MONTHS ENDED JUNE 30, 2019

Three Months Ended	Common Stock Outstanding		Additional Paid in	Treasury Stock		Accumulated Other Comprehensive	Accumulated
June 30, 2019	Shares	Amount	Capital	Income	Amount	Income	Deficit	Total

Balance at April 1, 2019	19,662,020	$196,624	$297,231,041	334	$(85,188)	$86,824	$(276,032,699)	$21,396,602
Net loss	-	-	-	-	-	-	(5,904,515)	(5,904,515)
Sale of equity through financing facilities	1,337,775	13,378	2,695,798	-	-	-	-	2,709,176
Realized and unrealized gains and losses, net, on investments securities	-	-	-	-	-	7,752	-	7,752
Stock-based compensation expense	-	-	617,347	-	-	-	-	617,347
Issuance of restricted stock	2,500	24	5,325	-	-	-	-	5,349
Balance at June 30, 2019	21,002,295	$210,026	$300,549,511	334	$(85,188)	$94,576	$(281,937,214)	$18,831,711

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

(Unaudited)

SIX MONTHS ENDED JUNE 30, 2020

Six Months Ended	Common Stock Outstanding		Additional Paid in	Treasury Stock		Accumulated Other Comprehensive	Accumulated
June 30, 2020	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Total
Balance at January 1, 2020	23,255,818	$232,562	$304,885,663	334	$(85,188)	$42,778	$(290,516,780)	$14,559,035
Net loss	-	-	-	-	-	-	(10,399,813)	(10,399,813)
Sale of equity through financing facilities	9,402,843	94,027	18,088,572	-	-	-	-	18,182,599
Issuance of common stock upon exercise of options	140,864	1,409	370,486	-	-	-	-	371,895
Realized and unrealized gains and losses, net, on investments securities	-	-	-	-	-	(34,912)	-	(34,912)
Stock-based compensation expense	-	-	1,030,726	-	-	-	-	1,030,726
Issuance of common stock in lieu of cash bonus	429,855	4,299	494,333	-	-	-	-	498,632
Balance at June 30, 2020	33,229,380	$332,297	$324,869,780	334	$(85,188)	$7,866	$(300,916,593)	$24,208,162

SIX MONTHS ENDED JUNE 30, 2019

Six Months Ended	Common Stock Outstanding		Additional Paid in	Treasury Stock		Accumulated Other Comprehensive	Accumulated
June 30, 2019	Shares	Amount	Capital	Income	Amount	Income	Deficit	Total
Balance at January 1, 2019	18,831,834	$188,322	$294,393,313	334	$(85,188)	$29,872	$(273,665,247)	$20,861,072
Net loss	-	-	-	-	-	-	(8,271,967)	(8,271,967)
Sale of equity through financing facilities	2,159,961	21,599	4,442,461	-	-	-	-	4,464,060
Common stock warrants issued in connection with amendment to modify GEN-1 earn-out milestone payments	-	-	400,000	-	-	-	-	400,000
Realized and unrealized gains and losses, net, on investments securities	-	-	-	-	-	64,704	-	64,704
Stock-based compensation expense	-	-	1,308,492	-	-	-	-	1,308,492
Issuance of restricted stock	10,500	105	5,245	-	-	-	-	5,350
Balance at June 30, 2019	21,002,295	$210,026	$300,549,511	334	$(85,188)	$94,576	$(281,937,214)	$18,831,711

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

Note 1. Business Description

Celsion Corporation (“Celsion” and the “Company”) is a fully integrated development stage oncology drug company focused on advancing a portfolio of innovative cancer treatments, including directed chemotherapies, DNA-mediated immunotherapy and RNA based therapies. Celsion is a fully integrated oncology company focused on developing a portfolio of innovative cancer treatments, including immunotherapies, DNA-based therapies and directed chemotherapies. The Company’s product pipeline includes GEN-1, a DNA-based immunotherapy for the localized treatment of ovarian cancer and ThermoDox®, a proprietary heat-activated liposomal encapsulation of doxorubicin, currently in Phase III development for the treatment of primary liver cancer and in development for other cancer indications. Celsion has two feasibility stage platform technologies for the development of novel nucleic acid-based immunotherapies and other anti-cancer DNA or RNA therapies. Both are novel synthetic, non-viral vectors with demonstrated capability in nucleic acid cellular transfection.With these technologies we are working to develop and commercialize more efficient, effective and targeted oncology therapies that maximize efficacy while minimizing side-effects common to cancer treatments.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the three-month and six-month periods ended June 30, 2020 and 2019 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (SEC) on March 25, 2020.

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Actual results could differ materially from those estimates. Events and conditions arising subsequent to the most recent balance sheet date have been evaluated for their possible impact on the financial statements and accompanying notes. With the recent introduction of the COVID-19 pandemic to the United States, the Company continues to monitor the impact of this pandemic on its financial condition and results of operations, along with the valuation of its long-term assets, intangible assets, and goodwill. The effect of this matter could potentially have an impact on the valuation of such assets in the future. The COVID-19 matter is discussed in more detail in Note 3 to the financial statements.

Note 3. Financial Condition and Business Plan

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the U.S. Food and Drug Administration. The Company has not generated significant revenue and has incurred significant net losses in each year since our inception. As of June 30, 2020, the Company has incurred approximately $301 million of cumulative net losses and we had approximately $25.5 million in cash, investment securities, and interest receivable. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

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

COVID-19 Pandemic

In January 2020, the World Health Organization (“WHO”) declared an outbreak of coronavirus, COVID-19, to be a “Public Health Emergency of International Concern,” and the U.S. Department of Health and Human Services declared a public health emergency to aid the U.S. healthcare community in responding to COVID-19. This virus has spread to over 100 countries, including the United States. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic impacts of the pandemic has introduced significant volatility in the financial markets. The Company did not observe significant impacts on its business or results of operations for the three-month and six-month periods ended June 30, 2020 due to the global emergence of COVID-19. While the extent to which COVID-19 impacts the Company’s future results will depend on future developments, the pandemic and associated economic impacts could result in a material impact to the Company’s future financial condition, results of operations and cash flows.

The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. The disruptions caused by COVID-19 may also disrupt the clinical trials process and enrolment of patients. This may delay commercialization efforts. The Company is currently monitoring its operating activities in light of these events and it is reasonably possible that the virus could have a negative effect on the Company’s financial condition and results of operations. The specific impact, if any, is not readily determinable as of the date of these financial statements.

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

On July 13, 2020, the Company announced that it has received a recommendation from the independent Data Monitoring Committee (DMC) to consider stopping the global Phase III OPTIMA Study of ThermoDox® in combination with radiofrequency ablation (RFA) for the treatment of hepatocellular carcinoma (HCC), or primary liver cancer. The recommendation was made following the second pre-planned interim safety and efficacy analysis by the DMC on July 9, 2020. The DMC’s analysis found that the pre-specified boundary for stopping the trial for futility of 0.900 was crossed with an actual value of 0.903. The Company intends to follow the advice of the DMC and will consider its options to either stop the study or continue to follow patients after a thorough review of the data, and an evaluation of the probability of success. Timing for this decision is made less urgent by the fact that the OPTIMA Study has been fully enrolled since August 2018 and that the vast majority of the trial expenses have already been incurred. On August 4, 2020, the Company issued a press release announcing it will continue following patients for overall survival (“OS”), noting that the unexpected and marginally crossed futility boundary, suggested by the Kaplan-Meier analysis at the second interim analysis on July 9, 2020, may be associated with a data maturity issue.

During 2019 and 2018, the Company submitted applications to sell a portion of the Company’s State of New Jersey net operating losses as part of the Technology Business Tax Certificate Program sponsored by The New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused NOLs and unused research and development credits are allowed to sell these benefits to other New Jersey-based companies. The Company received approval from the New Jersey Economic Development Authority to sell $1.9 million of its State of New Jersey net operating losses recognizing a tax benefit for the year ended December 31, 2019 for the net proceeds (approximately $1.8 million). In early 2020, the Company entered into an agreement to sell these net operating losses. In April of 2020, the Company completed the sale of its State of New Jersey net operating losses and received $1.8 million in net proceeds. In 2018, the Company completed the sale of a portion of its State of New Jersey net operating losses for calendar years 2011 - 2017 totalling approximately $11.1 million for net proceeds of approximately $10.4 million in December 2018. The proceeds of $10.4 million were reflected as a tax benefit for the year ended December 31, 2018. In June 2020, the Company filed an application with the New Jersey Economic Development Authority to sell substantially all of its remaining State of New Jersey net operating losses totalling $2.0 million available under the program.

In June 2018, the Company entered into the Horizon Credit Agreement with Horizon Technology Finance Corporation (“Horizon”) that provided $10 million in new capital (the “Horizon Credit Agreement”). The obligations under the Horizon Credit Agreement are secured by a first-priority security interest in substantially all assets of Celsion other than intellectual property assets. Payments under the loan agreement are interest only (calculated based on one-month LIBOR plus 7.625%) for the first twenty-four (24) months through July 2020, followed by a 24-month amortization period of principal and interest starting on August 1, 2020 and ending through the scheduled maturity date.

With $25.5 million in cash, investments, interest receivable and up to $2.0 million in potential proceeds from the sale of the 2019 State of New Jersey net operating losses, coupled with remaining availability under the Capital-on-Demand™ Sales Agreement (the “Capital on Demand Agreement”) with JonesTrading Institutional Services LLC, the Company believes it has sufficient capital resources to fund its operations through the end of 2021.

The Company has based its estimates on assumptions that may prove to be wrong. The Company may need to obtain additional funds sooner or in greater amounts than it currently anticipates. Potential sources of financing include strategic relationships, public or private sales of the Company’s shares or debt, the sale of the Company’s State of New Jersey net operating losses and other sources. If the Company raises funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of existing stockholders may be diluted.

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which modifies the measurement of expected credit losses on certain financial instruments. The Company will adopt ASU 2016-13 in its first quarter of 2021 utilizing the modified retrospective transition method. Based on the composition of the Company’s investment portfolio and current market conditions, the adoption of ASU 2016-13 is not expected to have a material impact on its condensed consolidated financial statements.

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

The total number of shares of common stock issuable upon exercise of warrants, stock option grants and equity awards were 8,560,124 and 4,595,990 shares for the six-month periods ended June 30, 2020 and 2019, respectively. Warrants with an exercise price of $0.01 (as more fully described in Note 13) exercisable for 200,000 shares of common stock were considered issued in calculating basic loss per share. For the three-month and six-month periods ended June 30, 2020 and 2019, diluted loss per common share was the same as basic loss per common share as the other warrants and equity awards that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive. The Company did not pay any dividends during the six-month periods ended June 30, 2020 and 2019.

Note 6. Investment in Debt Securities Available for Sale

Investments in debt securities available for sale with a fair value of $2,791,868 and $7,985,886 as of June 30, 2020 and December 31, 2019, respectively, consist of corporate debt securities. These investments are valued at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in accumulated other comprehensive loss.

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

A summary of the cost, fair value and maturities of the Company’s short-term investments is as follows:

	June 30, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Short-term investments
Investments in debt securities	$2,784,002	$2,791,868	$7,943,108	$7,985,886
Total	$2,784,002	$2,791,868	$7,943,108	$7,985,886

	June 30, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Short-term investment maturities
Within 3 months	$2,784,002	$2,791,868	$7,943,108	$7,985,886
Total	$2,784,002	$2,791,868	$7,943,108	$7,985,886

The following table shows the Company’s investment securities gross unrealized gains (losses) and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019. The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	June 30, 2020		December 31, 2019
Available for sale securities (all unrealized holding gains and losses are less than 12 months at date of measurement)	Fair Value	Unrealized Holding Gains	Fair Value	Unrealized Holding Gains

Investments in debt securities with unrealized Gains	$2,791,868	$7,866	$7,985,886	$42,778
Total	$2,791,868	$7,866	$7,985,886	$42,778

Investment income, which includes net realized gains on sales of available for sale securities and investment income interest and dividends, is summarized as follows:

	Three Months Ended June 30,
	2020	2019
Interest and dividends accrued and paid	$18,095	$143,633
Realized gains	2,865	969
Investment income, net	$20,960	$144,602

	Six Months Ended June 30,
	2020	2019
Interest and dividends accrued and paid	$63,172	$248,043
Realized gains	46,097	10,350
Investment income, net	$109,269	$258,393

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

Cash and cash equivalents, accounts payable and other accrued liabilities are reflected in the condensed consolidated balance sheet at their approximate estimated fair values primarily due to their short-term nature. The fair values of securities available for sale are determined by relying on the securities’ relationship to other benchmark quoted securities and classified its investments as Level 2 items at June 30, 2020 and December 31, 2019. There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the six-month period ended June 30, 2020 or during the year ended December 31, 2019. The changes in Level 3 liabilities were the result of changes in the fair value of the earn-out milestone liability included in earnings and in-process R&D. The earnout milestone liability is valued using a risk-adjusted assessment of the probability of payment of each milestone, discounted to present value using an estimated time to achieve the milestone (see Note 13). The in-process R&D is valued using a multi-period excess earnings method (see Note 8).

Assets and liabilities measured at fair value are summarized below:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:

Recurring items as of June 30, 2020
Corporate debt securities, available for sale	$2,791,868	$	─		$2,791,868	$	─

Recurring items as of December 31, 2019
Corporate debt securities, available for sale	$7,985,886	$	─		$7,985,886	$	─

Liabilities:

Recurring items as of June 30, 2020
Earn-out milestone liability (Note 13)	$6,015,279	$	─	$	─		$6,015,279

Recurring items as of December 31, 2019
Earn-out milestone liability (Note 13)	$5,717,709	$	─	$	─		$5,717,709

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

The Company’s ovarian cancer indication, with original value of $13.3 million, has not been impaired since its acquisition. At September 30, 2019, the Company evaluated its IPR&D of the ovarian cancer indication and concluded that it is not more likely than not that the asset is impaired. As no other indicators of impairment existed during the fourth quarter of 2019, or first half of 2020, no impairment charges were recorded during the six months ended June 30, 2020 and 2019.

The Company’s GBM candidate, with original value of $9.4 million had cumulative impairments through 2018 of $7 million, with remaining carrying value of $2.4 million at December 31, 2019 and March 31, 2020, On September 30, 2019, the Company evaluated its IPR&D of the (GBM) product candidate and concluded that it is not more likely than not that the asset is further impaired. As no other indicators of impairment existed during the fourth quarter of 2019 and in the first half of 2020, no impairment charges were recorded during the six months ended June 30, 2020 and 2019.

The Company’s RNA delivery system, with an initial value of $1.5, million was previously fully impaired.

Covenants Not to Compete

Pursuant to the EGEN Purchase Agreement, EGEN provided certain covenants (“Covenant Not To Compete”) to the Company whereby EGEN agreed, during the period ending on the seventh anniversary of the closing date of the acquisition on June 20, 2014, not to enter into any business, directly or indirectly, which competes with the business of the Company nor will it contact, solicit or approach any of the employees of the Company for purposes of offering employment. The Covenant Not to Compete which was valued at approximately $1.6 million at the date of the EGEN acquisition has a definitive life and is amortized on a straight-line basis over its life of 7 years. The Company recognized amortization expense of $56,829 in each of the three-month periods ended June 30, 2020 and 2019. The Company recognized amortization expense of $113,658 in each of the six-month periods ended June 30, 2020 and 2019.

The carrying value of the Covenant Not to Compete was $227,318, net of $1,363,896 accumulated amortization as of June 30, 2020 and $340,976, net of $1,250,238 accumulated amortization, as of December 31, 2019.

Following is a schedule of future amortization amounts during the remaining life of the Covenant Not to Compete.

Year Ended June 30,
2021	$227,318
2022 and thereafter	─
Total	$227,318

Goodwill

The purchase price exceeded the estimated fair value of the net assets acquired by approximately $2.0 million which was recorded as Goodwill. Goodwill represents the difference between the total purchase price for the net assets purchased from EGEN and the aggregate fair values of tangible and intangible assets acquired, less liabilities assumed. Goodwill is reviewed for impairment at least annually as of our third quarter ended September 30 or sooner if we believe indicators of impairment exist. As of June 30, 2020, we concluded that the Company’s fair value exceeded its carrying value therefore “it is not more likely than not” that the Goodwill was impaired.

As described in Note 3, on July 13, 2020, the Company announced that it has received a recommendation from the DMC to consider stopping the global Phase III OPTIMA Study of ThermoDox® in combination with RFA for the treatment of hepatocellular carcinoma (HCC), or primary liver cancer. This event will be incorporated in the Company’s assessment of the carrying value of goodwill and intangible assets as of the date the information was available, which is the third quarter of 2020.

Following is a summary of the net fair value of the assets acquired in the EGEN asset acquisition for the three-month period ended June 30, 2020:

	IPR&D	Goodwill	Covenant Not To Compete
For the six-months ended June 30, 2020
Balance at January 1, 2020, net	$15,736,491	$1,976,101	$340,976
Amortization	-	-	(113,658)
Balance at June 30, 2020, net	$15,736,491	$1,976,101	$227,318

Note 9. Other Accrued Liabilities

Other accrued liabilities at June 30, 2020 and December 31, 2019 include the following:

	June 30, 2020	December 31, 2019

Amounts due to contract research organizations and other contractual agreements	$284,000	$475,440
Accrued payroll and related benefits	1,054,272	1,604,541
Accrued professional fees	150,000	204,155
Other	19,411	19,411
Total	$1,507,683	$2,303,547

Note 10. Notes and Loans Payable

Horizon Credit Agreement

On June 27, 2018, the Company entered the Horizon Credit Agreement. The Company drew down $10 million upon closing of the Horizon Credit Agreement on June 27, 2018.

During the three-month period ended June 30, 2020, the Company incurred $243,299 in interest expense and amortized $96,727 as interest expense for debt discounts and end of term charges in connection with the Horizon Credit Agreement. During the three-month period ended June 30, 2019, the Company incurred $255,182 in interest expense and amortized $94,266 as interest expense for debt discounts and end of term charges in connection with the Horizon Credit Agreement.

During the six-month period ended June 30, 2020, the Company incurred $486,597 in interest expense and amortized $192,793 as interest expense for debt discounts and end of term charges in connection with the Horizon Credit Agreement. During the six-month period ended June 30, 2019, the Company incurred $508,471 in interest expense and amortized $191,724 as interest expense for debt discounts and end of term charges in connection with the Horizon Credit Agreement.

Following is a schedule of future principal payments, net of unamortized debt discounts and amortized end of term charges, due on the Horizon Credit Agreement:

As of June 30,
2021	$4,583,336
2022	5,000,000
2023	416,664
2024 and thereafter	-
Subtotal of future principal payments	10,000,000
Unamortized debt issuance costs, net	(3,530)
Total	$9,996,470

Paycheck Protection Program

On April 23, 2020, we entered into a loan agreement with Silicon Valley Bank (the “April PPP Loan”), pursuant to the Paycheck Protection Program (the “PPP”), established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). We thereafter received proceeds of $632,220 under the April PPP Loan. The April PPP Loan application required Celsion to certify that there was economic uncertainty surrounding the Company and that, as such, the April PPP Loan was necessary to support our ongoing operations. Celsion made this certification in good faith after analyzing, among other things, its financial situation and access to alternative forms of capital, and believed that the Company satisfied all eligibility criteria for the April PPP Loan, and that our receipt of the April PPP Loan proceeds was consistent with the broad objectives of the PPP of the CARES Act. The certification given with respect to the April PPP Loan did not contain any objective criteria and was subject to interpretation. Considering subsequent guidance issued by the SBA in consultation with the U.S. Department of the Treasury at that time, out of an abundance of caution we returned the proceeds of the PPP Loan in full on May 13, 2020.

Shortly after the April PPP Loan was repaid, the SBA provided further guidance with respect to these certifications providing a safe harbor under which companies such as Celsion with PPP loans of less than $2 million will be deemed to have made these certifications in good faith. Therefore, as the Company continued to believe it qualifies for a loan under the PPP, it reapplied for and eventually received the new PPP Loan for $692,530 on May 26, 2020 (the “May PPP Loan”). The May PPP Loan was guaranteed by the SBA and evidenced by a promissory note of the Company dated May 26, 2020 (the “Note”) in the principal amount of $692,530 payable to the lender. Pursuant to the terms of the Note, was payable in part or in full, at any time, without penalty. On June 22, 2020, as disclosed in the Company’s Current Report on Form 8-K filed on the same date, the Company commenced an offering of 2,666,667 shares of its common stock which closed on June 24, 2020 (Note 11) and received net proceeds of approximately $9.1 million. In light of the proceeds received from this equity offering, the Company elected to repay the May PPP Loan in full (including interest accrued of $577) on June 24, 2020, terminating all obligations of the Company under the Note.

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

Aspire Purchase Agreements

On August 31, 2018, the Company entered into a common stock purchase agreement (the “2018 Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock over the 24-month term of the 2019 Aspire Purchase Agreement. During 2018, the Company sold and issued an aggregate of 0.1 million shares under the 2018 Aspire Purchase Agreement, receiving approximately $0.2 million. During 2019, the Company sold and issued an aggregate of 3.3 million shares under the 2018 Aspire Purchase Agreement, receiving approximately $6.3 million. As a result of the Company and Aspire entering into a new purchase agreement on October 28, 2019 (the “2019 Aspire Purchase Agreement”) discussed in the next paragraph, the 2018 Aspire Purchase Agreement was terminated.

The 2019 Aspire Purchase Agreement provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 24-month term of the 2019 Aspire Purchase Agreement. During 2019, the Company sold and issued an aggregate of 0.5 million shares under the 2019 Aspire Purchase Agreement, receiving approximately $0.7 million. During the first quarter of 2020 through March 5, 2020 when the Company delivered notice to Aspire terminating the 2019 Aspire Purchase Agreement, the Company sold 1.0 million shares of common stock under the Aspire Purchase Agreement, receiving approximately $1.6 million in additional gross proceeds.

Capital on DemandTM Sales Agreement

On December 4, 2018, the Company entered into the Capital on Demand Agreement with JonesTrading, pursuant to which the Company may offer and sell, from time to time, through JonesTrading shares of Common Stock having an aggregate offering price of up to $16.0 million.

The Shares will be issued pursuant to Celsion’s previously filed and effective Registration Statement on Form S-3 (File No. 333-227236), the base prospectus dated October 12, 2018, filed as part of such Registration Statement, and the prospectus supplement dated December 4, 2018, filed by Celsion with the Securities and Exchange Commission. During 2019, the Company sold and issued an aggregate of 0.5 million shares under the Capital on Demand Agreement, receiving approximately $1.0 million in gross proceeds. During 2020 through June 30, 2020, the Company sold and issued an aggregate of 1.2 million shares under the Capital on Demand Agreement, receiving approximately $3.5 million in gross proceeds. The Company has not sold any shares under the Capital on Demand Agreement subsequent to June 30, 2020 through the date of this Quarterly Report on Form 10Q. As of June 30, 2020, the Company has approximately $11.5 million available under the Capital on Demand Agreement.

Registered Direct Offering

On February 27, 2020, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with several institutional investors, pursuant to which we agreed to issue and sell, in a registered direct offering (the “February 2020 Offering”), an aggregate of 4,571,428 shares (the “Shares”) of our common stock at an offering price of $1.05 per Share for gross proceeds of approximately $4.8 million before the deduction of the Placement Agent fees and offering expenses. The Shares were offered by the Company pursuant to a registration statement on Form S-3 (File No. 333-227236). The Purchase Agreement contains customary representations, warranties and agreements by the Company and customary conditions to closing. In a concurrent private placement (the “Private Placement”), the Company agreed to issue to the investors that participated in the Offering, for no additional consideration, warrants, to purchase up to 2,971,428 shares of Common Stock (the “Original Warrants”). The Original Warrants were initially exercisable six months following their date of issue and were set to expire on the five-year anniversary of such initial exercise date. The Original Warrants had an exercise price of $1.15 per share subject to adjustment as provided therein. On March 12, 2020, the Company entered into private exchange agreements (the “Exchange Agreements”) with holders of the Original Warrants. Pursuant to the Exchange Agreements, in return for a higher exercise price of $1.24 per share of Common Stock, the Company issued new warrants to the Investors to purchase up to 3,200,000 shares of Common Stock (the “Exchange Warrants”) in exchange for the Original Warrants. The Exchange Warrants, like the Original Warrants, are initially exercisable six months following their issuance (the “Initial Exercise Date”) and expire on the five-year anniversary of their Initial Exercise Date. Other than having a higher exercise price, different issue date, Initial Exercise Date and expiration date, the terms of the Exchange Warrants are identical to those of the Original Warrants. On July 31, 2020, the Company filed a Form S-3 Registration Statement to register the shares of Common Stock issuable under the Exchange Warrants.

Underwritten Offering

On June 22, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc. (the “Underwriter”), relating to the issuance and sale (the “Underwritten Offering”) of 2,666,667 shares of the Company’s common stock. Pursuant to the terms of the Underwriting Agreement, the Underwriter agreed to purchase the shares at a price of $3.4875 per share. The Underwriter offered the shares at a public offering price of $3.75 per share, reflecting an underwriting discount equal to $0.2625, or 7.0% of the public offering price. The net proceeds to the Company from the Underwritten Offering, after deducting the underwriting discount and estimated offering expenses payable by the Company, were approximately $9.1 million. The Underwritten Offering closed on June 24, 2020 and was made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-227236) filed with the Securities and Exchange Commission on September 7, 2018, and declared effective on October 12, 2018, including the base prospectus dated October 12, 2018 included therein and the related prospectus supplement.

The Underwriting Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriter including for liabilities under the Securities Act, other obligations of the parties, and termination provisions. Pursuant to the Underwriting Agreement, until December 31, 2020, the Underwriter shall have a right of first refusal to act as sole underwriter, initial purchaser, placement/selling agent, or arranger, as the case may be, on any new financing for the Company (excluding equipment lease financings, loans or grants from governmental authorities or in connection with government programs and financings relating to or sales of tax attributes) during such period. The Underwriter shall have the sole right to determine whether or not any other broker dealer shall have the right to participate in any such offering and the economic terms of any such participation. Pursuant to the Underwriting Agreement, subject to certain exceptions, the Company and certain of the Company’s executive officers and directors have agreed that, without the prior written consent of the Underwriter and subject to certain negotiated exceptions, they will not, for a period of 60 days, in either case, following the date of the final prospectus supplement, sell or otherwise dispose of any of the Company’s securities held by them.

Note 12. Stock-Based Compensation

The Company has long-term compensation plans that permit the granting of equity-based awards in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, other stock awards, and performance awards.

At the 2018 Annual Stockholders Meeting of the Company held on May 15, 2018, the Company’s stockholders approved the Celsion Corporation 2018 Stock Incentive Plan (the “2018 Plan”). The 2018 Plan, as adopted, permits the granting of 2,700,000 shares of Celsion common stock as equity awards in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, other stock awards, performance awards, or in any combination of the foregoing. At the 2019 Annual Stockholders Meeting of the Company held on May 14, 2019, stockholders approved an amendment to the 2018 Plan whereby the Company increased the number of shares of common stock available by 1,200,000 to a total of 3,900,000 under the 2018 Plan, as amended. Prior to the adoption of the 2018 Plan, the Company had maintained the Celsion Corporation 2007 Stock Incentive Plan (the “2007 Plan”). At the 2020 Annual Stockholders Meeting of the Company held on June 15, 2020, stockholders approved an amendment to the 2018 Plan, as previously amended, whereby the Company increased the number of shares of common stock available by 2,500,000 to a total of 6,400,000 under the 2018 Plan, as amended.

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

On February 19, 2019, the Compensation Committee of the Board of Directors approved the grant of (i) inducement stock options (the “Inducement Option Grants”) to purchase a total of 140,004 shares of Celsion common stock, and (ii) inducement restricted stock awards (the “Inducement Stock Grants”) totalling 13,000 shares of Celsion common stock to two new employees collectively. Each award has a grant date of the date of grant. Each Inducement Option Grant has an exercise price per share equal to $2.18 which represents the closing price of Celsion’s common stock as reported by the Nasdaq Capital Market on the date of grant. Each Inducement Option Grant will vest over three years, with one-third vesting on the one-year anniversary of the employee’s first day of employment with the Company and one-third vesting on the second and third anniversaries thereafter, subject to the new employee’s continued service relationship with the Company on each such date. Each Inducement Option Grant has a ten-year term and is subject to the terms and conditions of the applicable stock option agreement. Each Inducement Stock Grant will vest on the one-year anniversary of the employee’s first day of employment with the Company and is subject to the new employee’s continued service relationship with the Company through such date and is subject to the terms and conditions of the applicable restricted stock agreement.

A summary of stock option awards and restricted stock grants for the six-months ended June 30, 2020 is presented below:

	Stock Options		Restricted Stock Awards		Weighted Average
	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Contractual Terms of Equity Awards (in years)
Equity awards outstanding at January 1, 2020	4,332,142	$2.63	8,750	$1.59

Equity awards granted	644,000	$3.52	429,855	$1.16

Options exercised	(140,864)	$2.64

Vested and issued	-	$-	(429,855)	$1.16

Equity awards forfeited, cancelled or expired	(110,002)	$2.21	-	$-

Equity awards outstanding at June 30, 2020	4,725,276	$2.76	8,750	$1.59	8.3

Aggregate intrinsic value of outstanding equity awards at June 30, 2020	$5,494,924		$7,875

Equity awards exercisable at June 30, 2020	3,194,777	2.86			7.8

Aggregate intrinsic value of equity awards exercisable at June 30, 2020	$3,733,421

As of June 30, 2020, there was a total of 6,510,174 shares of Celsion common stock reserved for issuance under the 2018 Plan which were comprised of 4,594,022 shares of Celsion common stock subject to equity awards previously granted under the 2018 Plan and 2007 Plan and 1,916,152 shares of Celsion common stock available for future issuance under the 2018 Plan. As of June 30, 2020, there was a total of 140,004 shares of Celsion common stock subject to outstanding inducement awards.

Total compensation cost related to stock options and restricted stock awards amounted to $578,761 and $622,696 for the three-month periods ended June 30, 2020 and 2019, respectively. Of these amounts, $200,186 and $239,406 was charged to research and development during the three-month periods ended June 30, 2020 and 2019, respectively, and $378,575 and $383,290 was charged to general and administrative expenses during the three-month periods ended June 30, 2020 and 2019, respectively.

Total compensation cost related to stock options and restricted stock awards amounted to $1,030,726 and $1,313,842 for the six-month periods ended June 30, 2020 and 2019, respectively. Of these amounts, $378,122 and $479,794 was charged to research and development during the six-month periods ended June 30, 2020 and 2019, respectively, and $652,604 and $834,048 was charged to general and administrative expenses during the six-month periods ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, there was $2.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.5 years. The weighted average grant date fair values of the stock options granted was $3.10 and $1.88 during the six-month periods ended June 30, 2020 and 2019, respectively. In connection with the Company’s annual 2019 bonus program, the Company issued 429,855 shares of common stock from the 2018 Stock Incentive Plan in lieu of paying cash for 50% of the annual bonus awards. These amounts were fully accrued for in the consolidated financial statements for the year ended December 31, 2019.

During 2020, the Company received gross proceeds of $371,895 from the issuance of 140,864 shares of common stock upon exercise of stock option awards under the 2018 Plan. No options were exercised in 2019.

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

Six Months Ended June 30,
	2020	2019
Risk-free interest rate	0.71% to 1.33%	2.42%-2.65%
Expected volatility	100.4% to 104.2%	101.3%-106.2%
Expected life (in years)	8.5 to 10.0	7.5 to 9.3
Expected dividend yield	-%	-%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. The risk-free interest rate is derived from values assigned to U.S. Treasury bonds with terms that approximate the expected option lives in effect at the time of grant.

Note 13. Earn-out Milestone Liability

Pursuant to the Amended Asset Purchase Agreement entered by and between Company and EGWU, Inc in March 2019, payment of the earnout milestone liability related to the Ovarian Cancer Indication of $12.4 million was modified. The Company has the option to make a $7.0 million payment within 10 business days of achieving the milestone; or make a payment of $12.4 million in cash, common stock of the Company, or a combination of either, within one year of achieving the milestone.

As of June 30, 2020, March 31, 2020, and December 31, 2019, the Company fair valued the earn-out milestone liability at $6.0 million, $5.8 million and $5.7 million, respectively and recognized a non-cash charge of $0.2 and $0.3 million for the three-month and six-month periods ended June 30, 2020, respectively. In assessing the earnout milestone liability at June 30, 2020 and March 31, 2020, the Company fair valued each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 80% and 20% probability for the $7.0 million and the $12.4 million payments, respectively.

As of June 30, 2019, March 31, 2019, and December 31, 2018, the Company fair valued the earn-out milestone liability at $13.1 million, $5.8 million and $8.9 million, respectively and recognized a non-cash charge of $0.1 million and a non-cash benefit of $3.0 million during the three-month and six-month periods ended June 30, 2019, respectively. In assessing the earnout milestone liability at June 30, 2019 and March 31, 2019, the Company fair valued each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 80% and 20% probability for the $7.0 million and the $12.4 million payments, respectively.

The following is a summary of the changes in the earn-out milestone liability for the six-month period ended June 30, 2020:

Balance at January 1, 2020	$(5,717,709)
Non-cash loss from the change in fair value	(297,570)
Balance at June 30, 2020	$(6,015,279)

The following is a schedule of the Company’s risk-adjustment assessment of each milestone:

Date	Risk-adjustment Assessment of Achieving each Milestone	Discount Rate	Estimated Time to Achieve

June 30, 2020	80%	9%	0.54 to 1.54 years
March 31, 2020	80%	9%	1.04 to 2.04 years
December 31, 2019	80%	9%	1.12 to 2.12 years

June 30, 2019	80%	9%	0.75 to 1.75 years
March 31, 2019	80%	9%	1.00 to 2.00 years
December 31, 2018	80%	9%	1.25 years

Note 14. Warrants

Common Stock Warrants

Following is a summary of all warrant activity for the six months ended June 30, 2020:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price

Warrants outstanding at December 31, 2019	626,098	$1.87
Warrants issued during the six months ended June 30, 2020 (see Note 11)	3,200,000	$1.24

Warrants outstanding at June 30, 2020	3,826,098	$1.34

Aggregate intrinsic value of outstanding warrants at June 30, 2020	$9,096,322

Schedule of weighted average exercise price and remaining contractual terms at June 30, 2020	Warrants provided to EGWU, Inc. (Note 13)	All other warrants

Number of warrants issued	200,000	3,626,098
Weighted average exercise prise	$0.01	$1.42
Weighted average contractual terms remaining	No expiration	5.1 years

Note 15. Leases

The Company maintains a lease, as amended, for its 10,870 square foot premises located in Lawrenceville, New Jersey which is currently set to expire September 1, 2023. Also, the Company maintains a lease for an 11,500 square foot premises located in Huntsville Alabama, which is currently set to expire in January 2023.

We adopted ASC Topic 842 on January 1, 2019 using the modified retrospective transition method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 840, Leases. The standard had a material impact on our Condensed Consolidated Balance Sheet but had no impact on our condensed consolidated net earnings and cash flows. The most significant impact of adopting ASC Topic 842 was the recognition of the right-of-use (ROU) asset and lease liabilities for operating leases, which are presented in the following three-line items on the Consolidated Condensed Balance Sheet: (i) operating lease right-of-use asset; (ii) current operating lease liabilities; and (iii) operating lease liabilities. Therefore, on date of adoption of ASC Topic 842, the Company recognized a ROU asset of $1.4 million, operating lease liabilities, current and non-current collectively, of $1.5 million and reduced other liabilities by approximately $0.1 million. We elected the package of practical expedients for leases that commenced before the effective date of ASC Topic 842 whereby we elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. In addition, we have lease agreements with lease and non-lease components, and we have elected the practical expedient for all underlying asset classes and account for them as a single lease component. We have no finance leases. We determine if an arrangement is a lease at inception. We have operating leases for office space and research and development facilities. Neither of our leases include options to renew; however, one contains an option for early termination. We considered the option of early termination in measurement of right-of-use assets and lease liabilities, and we determined it is not reasonably certain to be terminated. In connection with the 2nd Lease Amendment for the New Jersey office lease in January 2019, the Company considered this as one modified lease and not as two separate leases. Therefore, in January 2019, the Company determined this lease was an operating lease and remeasured the ROU asset and lease liability. Therefore, the Company increased the ROU asset and operating lease liabilities by $0.4 million to $1.8 million and $1.9 million, respectively.

Following is a table of the lease payments and maturity of our operating lease liabilities as of June 30, 2020:

For the year ending December 31,
Remainder of 2020	$263,726
2021	530,734
2022	535,579
2023	233,116
2024 and thereafter	-
Subtotal future lease payments	1,563,155
Less imputed interest	(219,931)
Total lease liabilities	$1,343,224

Weighted average remaining life	3.2 years

Weighted average discount rate	9.98%

For the three-month and six-month periods ending June 30, 2020, operating lease expense was $130,595 and $261,190, respectively and cash paid for operating leases included in operating cash flows was $131,452 and $262,084, respectively. For the three-month and six-month periods ending June 30, 2019, operating lease expense was $130,595 and $261,190, respectively and cash paid for operating leases included in operating cash flows was $118,415 and 224,585, respectively.

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

On August 8, 2016, we signed a Technology Transfer, Manufacturing and Commercial Supply Agreement (“GEN-1 Agreement”) with Hisun to pursue an expanded partnership for the technology transfer relating to the clinical and commercial manufacture and supply of GEN-1, Celsion’s proprietary gene mediated, IL- 12 immunotherapy, for the greater China territory, with the option to expand into other countries in the rest of the world after all necessary regulatory approvals are in effect. The GEN- 1 Agreement will help to support supply for both ongoing and planned clinical studies in the U.S., and for potential future studies of GEN- 1 in China. GEN- 1 is currently being evaluated by Celsion in first line ovarian cancer patients.

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

Note 17. Commitments and Contingencies

On September 20, 2019, a purported stockholder of the Company filed a derivative and putative class action lawsuit against the Company and certain officers and directors (the “Shareholder Action”). The Company is a defendant in this derivative and putative class action lawsuit in the Superior Court of New Jersey, Chancery Division, filed by a shareholder against the Company (as both a class action defendant and nominal defendant), and certain of its officers and directors (the “Individual Defendants”), with the caption O’Connor v. Braun et al., Docket No. MER-C-000068-19 (the “Shareholder Action”). The Shareholder Action alleges breaches of the defendants’ fiduciary duties based on allegations that the defendants omitted or made improper statements when seeking shareholder approval of the 2018 Stock Incentive Plan. The Shareholder Action seeks, among other things, any damages sustained by the Company as a result of the defendants’ alleged wrongdoing, a declaratory judgment against all defendants invalidating the 2018 Stock Incentive Plan and declaring any awards made under the Plan invalid, rescinded, and subject to disgorgement, an order disgorging the equity awards granted to the Individual Defendants under the 2018 Stock Incentive Plan, and attorneys’ fees and costs. Without admitting the validity of any of the claims asserted in the Shareholder Action, or any liability with respect thereto, and expressly denying all allegations of wrongdoing, fault, liability, or damage against the Company and the Individual Defendants arising out of any of the conduct, statements, acts or omissions alleged, or that could have been alleged, in the Shareholder Action, the Company and the Individual Defendants have concluded that it is desirable that the claims be settled on the terms and subject to the conditions set forth in the Settlement Agreement. The Company and the Individual Defendants are entering into the Settlement Agreement for settlement purposes only and solely to avoid the cost and disruption of further litigation.

On April 24, 2020, the Company, the Individual Defendants, and the plaintiff (the “Parties”) entered into a Settlement Agreement and Release (the “Settlement Agreement”), which memorializes the terms of the Parties’ settlement of the Shareholder Action (the “Settlement”). The Settlement calls for repricing of certain stock options and payment of plaintiff legal fees of $187,500. On July 24, 2020, the Court issued an order approving the Parties’ proposed form of notice to shareholders regarding the Settlement. A hearing to determine whether the Court should issue a final order approving the proposed Settlement has been scheduled for September 8, 2020. On August 3, 2020, the Company filed notice of the Settlement Agreement on Form 8-K as filed with the SEC.

Note 18. Subsequent Events

On July 13, 2020, the Company announced that it has received a recommendation from the DMC to consider stopping the global Phase III OPTIMA Study of ThermoDox® in combination with RFA for the treatment of HCC, or primary liver cancer. The recommendation was made following the second pre-planned interim safety and efficacy analysis by the DMC on July 9, 2020. The DMC analysis found that the pre-specified boundary for stopping the trial for futility of 0.900 was crossed with an actual value of 0.903. The Company intends to follow the advice of the DMC and will consider its options either to stop the study or continue to follow patients after a thorough review of the data, and an evaluation of the probability of success. Timing for this decision is made less urgent by the fact that the OPTIMA Study has been fully enrolled since August 2018 and that the vast majority of the trial expenses have already been incurred. On August 4, 2020, the Company issued a press release announcing it will continue following patients for overall survival (“OS”), noting that the unexpected and marginally crossed futility boundary, suggested by the Kaplan-Meier analysis at the second interim analysis on July 9, 2020, may be associated with a data maturity issue.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Statements and terms such as “expect”, “anticipate”, “estimate”, “plan”, “believe” and words of similar import regarding our expectations as to the development and effectiveness of our technologies, the potential demand for our products, and other aspects of our present and future business operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, readers should specifically consider the various factors contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 25, 2020, which factors include, without limitation, plans and objectives of management for future operations or programs or proposed new products or services; changes in the course of research and development activities and in clinical trials; possible changes in cost and timing of development and testing; possible changes in capital structure, financial condition, working capital needs and other financial items; changes in approaches to medical treatment; clinical trial analysis and future plans relating thereto; our ability to realize the full extent of the anticipated benefits of our acquisition of substantially all of the assets of EGEN, Inc., including achieving operational cost savings and synergies in light of any delays we may encounter in the integration process and additional unforeseen expenses; introduction of new products by others; possible licenses or acquisitions of other technologies, assets or businesses; and possible actions by customers, suppliers, partners, competitors and regulatory authorities. These and other risks and uncertainties could cause actual results to differ materially from those indicated by forward-looking statements.

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

Strategic and Clinical Overview

Celsion is a fully integrated oncology company focused on developing a portfolio of innovative cancer treatments, including immunotherapies, DNA-based therapies and directed chemotherapies. The Company’s product pipeline includes GEN-1, a DNA-based immunotherapy for the localized treatment of ovarian cancer and ThermoDox®, a proprietary heat-activated liposomal encapsulation of doxorubicin, currently in Phase III development for the treatment of primary liver cancer and in development for other cancer indications. Celsion has two feasibility stage platform technologies for the development of novel nucleic acid-based immunotherapies and other anti-cancer DNA or RNA therapies. Both are novel synthetic, non-viral vectors with demonstrated capability in nucleic acid cellular transfection. With these technologies we are working to develop and commercialize more efficient, effective and targeted oncology therapies that maximize efficacy while minimizing side effects common to cancer treatments.

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

The OPTIMA Study was designed with extensive input from globally recognized HCC researchers and expert clinicians and after receiving formal written feedback from the FDA. The OPTIMA Study was designed to enroll up to 550 patients globally at approximately 65 clinical sites in the U.S., Canada, European Union (EU), China and other countries in the Asia-Pacific region and will evaluate ThermoDox® in combination with standardized RFA, which will require a minimum of 45 minutes across all investigators and clinical sites for treating lesions three to seven centimeters, versus standardized RFA alone. The primary endpoint for this clinical trial is overall survival (“OS”), and the secondary endpoints are progression free survival and safety. The statistical plan calls for two interim efficacy analyses by an independent Data Monitoring Committee (“DMC”). The Company completed enrollment of 556 patients in the Phase III OPTIMA Study in August 2018.

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

Unblinded PFS and OS were tracking similarly to the subgroup of patients who received more than 45 minutes of RFA in our HEAT Study and followed prospectively for more than three years. This subgroup in the HEAT Study demonstrated a 2-year overall survival advantage and a median time to death of more than 7 ½ years. This tracking appears to bode well for success at the second of two pre-planned interim efficacy analysis, which is intended after a minimum of 158 patient deaths and is projected to occur during the second quarter of 2020. The hazard ratio for success at 158 events is 0.70. This is below the hazard ratio of 0.65 observed in the HEAT Study subgroup of patients treated with RFA > 45 minutes.

On April 15, 2020, the Company announced that the prescribed minimum number of events of 158 patient deaths had been reached for the second pre-specified interim analysis of the OPTIMA Phase III Study. The hazard ratio for success at 158 deaths is 0.70, which represents a 30% reduction in the risk of death compared with RFA alone. On July 13, 2020, the Company announced that it has received a recommendation from the DMC to consider stopping the global OPTIMA Study. The recommendation was made following the second pre-planned interim safety and efficacy analysis by the DMC on July 9, 2020. The DMC analysis found that the pre-specified boundary for stopping the trial for futility of 0.900 was crossed with an actual value of 0.903. However, the 2-sided p-value of 0.524 for this analysis provides uncertainty, subsequently, the DMC has left the final decision of whether or not to stop the OPTIMA Study to Celsion. There were no safety concerns noted during the interim analysis. The Company intends to follow the advice of the DMC and will consider our options either to stop the study or continue to follow patients after a thorough review of the data, and an evaluation of our probability of success. Timing for this decision is made less urgent by the fact that the OPTIMA Study has been fully enrolled since August 2018 and that the vast majority of the trial expenses have already been incurred. On August 4, 2020, the Company issued a press release announcing it will continue following patients for overall survival (“OS”), noting that the unexpected and marginally crossed futility boundary, suggested by the Kaplan-Meier analysis at the second interim analysis on July 9, 2020, may be associated with a data maturity issue.

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

GEN-1

GEN-1 is a DNA-based immunotherapeutic product candidate for the localized treatment of ovarian cancer by intraperitoneally administering an Interleukin-12 (“IL-12”) plasmid formulated with our proprietary TheraPlas delivery system. In this DNA-based approach, the immunotherapy is combined with a standard chemotherapy drug, which can potentially achieve better clinical outcomes than with chemotherapy alone. We believe that increases in IL-12 concentrations at tumours sites for several days after a single administration could create a potent immune environment against tumor activity and that a direct killing of the tumor with concomitant use of cytotoxic chemotherapy could result in a more robust and durable antitumor response than chemotherapy alone. We believe the rationale for local therapy with GEN-1 is based on the following.

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

On March 2, 2019, the Company announced final PFS results from the OVATION Study. Median PFS in patients treated per protocol (n=14) was 21 months and was 17.1 months for the intent-to-treat population (n=18) for all dose cohorts, including three patients who dropped out of the study after 13 days or less, and two patients who did not receive full NAC and GEN-1 cycles. Under the current standard of care, in women with Stage III/IV ovarian cancer undergoing NAC, the disease progresses within about 12 months on average. The results from the OVATION Study support continued evaluation of GEN-1 based on promising tumor response, as reported in the PFS data, and the ability for surgeons to completely remove visible tumor at debulking surgery. GEN-1 was well tolerated, and no dose-limiting toxicities were detected. Intraperitoneal administration of GEN-1 was feasible with broad patient acceptance.

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

On March 23, 2020, the Company announced that the European Medicines Agency (EMA) Committee for Orphan Medicinal Products (COMP) has recommended that GEN-1 be designated as an orphan medicinal product for the treatment of ovarian cancer. GEN-1, designed using Celsion’s proprietary TheraPlas platform technology, is an IL-12 DNA plasmid vector encased in a non-viral nanoparticle delivery system, which enables cell transfection followed by persistent, local secretion of the IL-12 protein. GEN-1 previously received orphan designation from the FDA and is currently being evaluated in a Phase I/II clinical trial (the OVATION 2 Study) for the treatment of newly diagnosed patients with Stage III and IV ovarian cancer.

On March 26, 2020, the Company announced with Medidata, a Dassault Systèmes company, that examining matched patient data provided by Medidata in a synthetic control arm (SCA) with results from the Company’s completed Phase Ib dose-escalating OVATION I Study with GEN-1 in Stage III/IV ovarian cancer patients showed positive results in progression-free survival (PFS). The hazard ratio (HR) was 0.53 in the intent-to-treat (ITT) group, showing strong signals of efficacy. GEN-1, designed using Celsion’s proprietary TheraPlas platform technology, is an IL-12 DNA plasmid vector encased in a non-viral nanoparticle delivery system, which enables cell transfection followed by persistent, local secretion of the IL-12 protein. Celsion believes these data may warrant consideration of strategies to accelerate the clinical development program for GEN-1 in newly diagnosed, advanced ovarian cancer patients by the FDA. In its March 2019 discussion with Celsion, the FDA noted that preliminary findings from the Phase Ib OVATION I Study were exciting but lacked a control group to evaluate GEN-1’s independent impact on impressive tumor response, surgical results and PFS. The FDA encouraged the Company to continue its GEN-1 development program and consult with FDA with new findings that may have a bearing on designations such as Fast Track and Breakthrough Therapy. SCAs have the potential to revolutionize clinical trials in certain oncology indications and some other diseases where a randomized control is not ethical or practical. SCAs are formed by carefully selecting control patients from historical clinical trials to match the demographic and disease characteristics of the patients treated with the new investigational product. SCAs have been shown to mimic the results of traditional randomized controls so that the treatment effects of an investigational product can be visible by comparison to the SCA. SCAs can help advance the scientific validity of single arm trials, and in certain indications, reduce time and cost, and expose fewer patients to placebos or existing standard-of-care treatments that might not be effective for them.

On July 27, 2020, the Company announced the randomization of the first two patients in the Phase II portion of the Phase I/II OVATION 2 Study with GEN-1 in advanced ovarian cancer. The Company anticipates completing enrolment of up to 118 patients in the third quarter of 2021. Because this is an open-label study, the Company intends to provide clinical updates throughout the course of treatment including response rates and surgical resection scores.

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

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the FDA. The Company has not generated significant revenue and have incurred significant net losses in each year since our inception. As of June 30, 2020, the Company has incurred approximately $301 million of cumulative net losses and we had approximately $25.5 million in cash, investment securities, and interest receivable. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

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

COVID-19 Pandemic

In January 2020, the WHO declared an outbreak of coronavirus, COVID-19, to be a “Public Health Emergency of International Concern,” and the U.S. Department of Health and Human Services declared a public health emergency to aid the U.S. healthcare community in responding to COVID-19. This virus has spread to over 100 countries, including the United States. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic impacts of the pandemic has introduced significant volatility in the financial markets. The Company did not observe significant impacts on its business or results of operations for the thus far in 2020 due to the global emergence of COVID-19. While the extent to which COVID-19 impacts the Company’s future results will depend on future developments, the pandemic and associated economic impacts could result in a material impact to the Company’s future financial condition, results of operations and cash flows.

The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

The disruptions caused by COVID-19 may also disrupt the clinical trials process and enrolment of patients. This may delay commercialization efforts. The Company is currently monitoring its operating activities in light of these events and it is reasonably possible that the virus could have a negative effect on the Company’s financial condition and results of operations, the specific impact is not readily determinable as of the date of these financial statements.

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

On July 13, 2020, the Company announced that it has received a recommendation from the DMC to consider stopping the global Phase III OPTIMA Study of ThermoDox® in combination with RFA for the treatment of HCC, or primary liver cancer. The recommendation was made following the second pre-planned interim safety and efficacy analysis by the DMC on July 9, 2020. The DMC analysis found that the pre-specified boundary for stopping the trial for futility of 0.900 was crossed with an actual value of 0.903. The Company intends to follow the advice of the DMC and will consider its options either to stop the study or continue to follow patients after a thorough review of the data, and an evaluation of the probability of success. Timing for this decision is made less urgent by the fact that the OPTIMA Study has been fully enrolled since August 2018 and that the vast majority of the trial expenses have already been incurred. On August 4, 2020, the Company issued a press release announcing it will continue following patients for overall survival (“OS”), noting that the unexpected and marginally crossed futility boundary, suggested by the Kaplan-Meier analysis at the second interim analysis on July 9, 2020, may be associated with a data maturity issue.

During 2019 and 2018, the Company submitted applications to sell a portion of the Company’s State of New Jersey net operating losses as part of the Technology Business Tax Certificate Program sponsored by The New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused NOLs and unused research and development credits are allowed to sell these benefits to other New Jersey-based companies. As more fully discussed in Note 9, the Company received approval from the New Jersey Economic Development Authority to sell $1.9 million of its State of New Jersey net operating losses recognizing a tax benefit for the year ended December 31, 2019 for the net proceeds (approximately $1.8 million). In early 2020, the Company entered into an agreement to sell these net operating losses. In April of 2020, the Company completed the sale of its State of New Jersey net operating losses and received $1.8 million in net proceeds. In 2018, the Company completed the sale of a portion of its State of New Jersey net operating losses for calendar years 2011 - 2017 totalling approximately $11.1 million for net proceeds of approximately $10.4 million in December 2018. The proceeds of $10.4 million were reflected as a tax benefit for the year ended December 31, 2018. In June 2020, the Company filed an application with the New Jersey Economic Development Authority to sell substantially all of its remaining State of New Jersey net operating losses totalling $2.0 million available under the program.

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

With $25.5 million in cash, investments, interest receivable and up to $2.0 million in potential proceeds from the sale of the 2019 State of New Jersey net operating losses, coupled with remaining availability under the Capital-on-Demand Equity Facility with JonesTrading Institutional Services LLC, the Company believes it has sufficient capital resources to fund its operations through the end of 2021.

The Company has based its estimates on assumptions that may prove to be wrong. The Company may need to obtain additional funds sooner or in greater amounts than it currently anticipates. Potential sources of financing include strategic relationships, public or private sales of the Company’s shares or debt, the sale of the Company’s State of New Jersey net operating losses and other sources. If the Company raises funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of existing stockholders may be diluted.

Financing Overview

Equity, Debt and Other Forms of Financing

As more fully discussed in Note 3 of the Financial Statement included in this Quarterly Report, during the fourth quarter of 2018 and 2020, the Company received eligibility from the New Jersey Economic Development Authority to sell $11.1 million and $1.9 million, respectively, of its unused New Jersey net operating losses under the Technology Business Tax Certificate Program, and after selling these net operating losses, received $10.4 million and $1.8 million of non-dilutive funding in the fourth quarter of 2018 and second quarter of 2020, respectively. In June 2020, the Company filed an application with the New Jersey Economic Development Authority to sell substantially all the remaining $2.0 million of its State of New Jersey net operating losses available under the program.

On April 23, 2020, we entered into the April PPP Loan, pursuant to the CARES Act and administered by the SBA. We thereafter received proceeds of $632,220 under the April PPP Loan. The April PPP Loan application required Celsion to certify that there was economic uncertainty surrounding the Company and that, as such, the April PPP Loan was necessary to support our ongoing operations. Celsion made this certification in good faith after analysing, among other things, its financial situation and access to alternative forms of capital, and believed that the Company satisfied all eligibility criteria for the April PPP Loan, and that our receipt of the April PPP Loan proceeds was consistent with the broad objectives of the PPP of the CARES Act. The certification given with respect to the April PPP Loan does not contain any objective criteria and is subject to interpretation. Considering subsequent guidance issued by the U.S. Small Business Administration in consultation with the U.S. Department of the Treasury at that time, out of an abundance of caution we returned the proceeds of the PPP Loan in full on May 13, 2020.

Shortly after the April PPP Loan was repaid, the SBA provided further guidance with respect to these certifications providing a safe harbor under which companies such as Celsion with PPP loans of less than $2 million will be deemed to have made these certifications in good faith. Therefore, as the Company continued to believe it qualifies for a loan under the PPP, it reapplied for and eventually received the May PPP Loan for $692,530 on May 26, 2020. The May PPP Loan is guaranteed by the SBA and evidenced the Note in the principal amount of $692,530 payable to the lender. Pursuant to the terms of the Note, it may be prepaid in part or in full, at any time, without penalty. On June 22, 2020, as disclosed in the Company’s Current Report on Form 8-K filed on the same date, the Company commenced an offering of 2,666,667 shares of its common stock which closed on June 24, 2020 (Note 11) and received net proceeds of approximately $9.1 million. In light of the proceeds received from this equity offering, the Company elected to repay the May PPP Loan in full (including interest accrued of $577), on June 24, 2020, terminating all obligations of the Company under the Note.

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

During 2019 and thus far in 2020, we issued a total of 13.8 million shares of common stock in the following equity transactions raising approximately $27.8 million in gross proceeds.

●

On June 22, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc. (the “Underwriter”), relating to the issuance and sale (the “Underwritten Offering”) of 2.7 shares of the Company’s common stock. Pursuant to the terms of the Underwriting Agreement, the Underwriter agreed to purchase the shares at a price of $3.4875 per share. The Underwriter offered the shares at a public offering price of $3.75 per share, reflecting an underwriting discount equal to $0.2625, or 7.0% of the public offering price. The net proceeds to the Company from the Underwritten Offering, after deducting the underwriting discount and estimated offering expenses payable by the Company, are approximately $9.1 million. The Underwritten Offering closed on June 24, 2020 and was made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333- 227236) filed with the Securities and Exchange Commission on September 7, 2018, and declared effective on October 12, 2018, including the base prospectus dated October 12, 2018 included therein and the related prospectus supplement.

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

35

●

On August 31, 2018, the Company entered into the 2018 Aspire Purchase Agreement with Aspire Capital Fund LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock over the 24-month term of the 2018 Aspire Purchase Agreement. On October 12, 2018, the Company filed with the SEC a prospectus supplement to the 2018 Shelf Registration Statement registering all of the shares of common stock that may be offered to Aspire Capital from time to time. The timing and amount of sales of the Company’s common stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company but is obligated to make purchases from the Company as directed by the Company in accordance with the Purchase Agreement. There were no limitations on use of proceeds, financial or business covenants, restrictions on future funding, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement in 2018, the Company issued to Aspire Capital 164,835 Commitment Shares. The 2018 Aspire Purchase Agreement could be terminated by the Company at any time, at its discretion, without any cost to the Company. During 2019 the Company sold and issued an aggregate of 3.3 million shares under the Purchase Agreement, receiving approximately $6.3 million. All proceeds from the Company received under the 2018 Aspire Purchase Agreement were used for working capital and general corporate purposes. As a result of the Company and Aspire Capital entering into a new purchase agreement on October 28, 2019 discussed in the next paragraph, the 2018 Aspire Purchase Agreement was terminated. The Company sold a total of 3.4 million shares receiving $6.5 million under the 2018 Aspire Agreement during 2018 through its termination in 2019.

●

On October 28, 2019, Company entered into the 2019 Aspire Purchase Agreement with Aspire Capital. The terms and conditions pursuant to the 2019 Aspire Purchase Agreement were substantially similar to the 2018 Aspire Purchase Agreement. Pursuant to the new 2019 Aspire Purchase Agreement, Aspire Capital was committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 24-month term of the 2019 Aspire Purchase Agreement. Concurrently with entering into the 2019 Aspire Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital (the “Registration Rights Agreement”), in which the Company agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended (the “Securities Act”), registering the sale of the shares of the Company’s common stock that have been and may be issued to Aspire Capital under the 2019 Aspire Purchase Agreement. In consideration for entering into the 2019 Aspire Purchase Agreement, the Company issued to Aspire Capital an additional 0.1 million Commitment Shares. On November 8, 2019, the Company filed with the SEC a Registration Statement on Form S-1 registering all the shares of common stock that may be offered to Aspire Capital from time to time under the 2019 Aspire Purchase Agreement. During 2019, the Company sold 0.5 million shares of common stock under the 2019 Aspire Purchase Agreement, receiving approximately $0.7 million in gross proceeds. On March 5, 2020, the Company delivered notice to Aspire Capital terminating the 2019 Aspire Purchase Agreement effective as of March 6, 2020. During the first quarter of 2020 though the date of termination, the Company sold 1.0 million shares of common stock under the 2019 Aspire Purchase Agreement and received $1.6 million in gross proceeds.

●	On December 4, 2018, the Company entered into a new Capital on DemandTM Sales Agreement (the “Capital on Demand Agreement”) with JonesTrading Institutional Services LLC, as sales agent (“JonesTrading”), pursuant to which the Company may offer and sell, from time to time, through JonesTrading shares of common stock having an aggregate offering price of up to $16.0 million. The Company intends to use the net proceeds from the offering, if any, for general corporate purposes, including research and development activities, capital expenditures and working capital. The Company is not obligated to sell any Common Stock under the Capital on Demand Agreement and, subject to the terms and conditions of the Capital on Demand Agreement, JonesTrading will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The Nasdaq Capital Market, to sell common stock from time to time based upon Celsion’s instructions, including any price, time or size limits or other customary parameters or conditions the Company may impose. Under the Capital on Demand Agreement, JonesTrading may sell common stock by any method deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Capital on Demand Agreement will terminate upon the earlier of (i) the sale of all shares of our common stock subject to the Sales Agreement, and (ii) the termination of the Capital on Demand Agreement by JonesTrading or Celsion. The Capital on Demand Agreement may be terminated by JonesTrading or the Company at any time upon 10 days’ notice to the other party, or by JonesTrading at any time in certain circumstances, including the occurrence of a material adverse change in the Company. During 2019 and in 2020 thus far, the Company sold 0.5 million and 1.2 million shares of common stock under the Capital on Demand Agreement, respectively, receiving gross proceeds of approximately $1.0 million and $3.5 million.

Significant Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our 2019 Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 25, 2020.

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

FINANCIAL REVIEW FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

Results of Operations

For the three months ended June 30, 2020 our net loss was $5.1 million compared to a net loss of $2.4 million for the same three-month period of 2019. For the six months ended June 30, 2020 our net loss was $10.4 million compared to a net loss of $8.3 million for the same three-month period of 2019.

With $25.5 million in cash, investments, interest receivable and income tax receivable at June 30, 2020, coupled with future sales of the Company’s State of New Jersey net operating losses well as the remaining availability under the Capital on Demand Equity Agreement, the Company believes it has sufficient capital resources to fund its operations through the end of 2021.

	Three Months Ended June 30,
	(In thousands)		Change Increase (Decrease)
	2020	2019		%
Licensing Revenue:	$125	$125	$-	-%

Operating Expenses:
Clinical Research	1,481	2,327	(846)	(36.4)%
Chemistry, Manufacturing and Controls	1,510	1,231	279	22.7%
Research and development expenses	2,991	3,558	(567)	(15.9)%
General and administrative expenses	1,901	2,137	(236)	(11.0)%
Total operating expenses	4,892	5,695	(803)	(14.1)%
Loss from operations	$(4,767)	$(5,570)	$803	14.4%

	Six Months Ended June 30,
	(In thousands)		Change Increase (Decrease)
	2020	2019		%
Licensing Revenue:	$250	$250	$-	-%

Operating Expenses:
Clinical Research	3,299	4,107	(808)	(19.7)%
Chemistry, Manufacturing and Controls	2,744	2,218	526	23.7%
Research and development expenses	6,043	6,325	(282)	(4.5)%
General and administrative expenses	3,740	4,355	(615)	(14.1)%
Total operating expenses	9,783	10,680	(897)	(8.4)%
Loss from operations	$(9,533)	$(10,430)	$897	8.6%

Comparison of the Three Months Ended June 30, 2020 and 2019

Licensing Revenue

In January 2013, we entered a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the second quarter 2013 has been recorded to deferred revenue and will be amortized over the ten-year term of the agreement; therefore, we recorded deferred revenue of $125,000 in each of the second quarters of 2020 and 2019.

Research and Development Expenses

Research and development (“R&D”) expenses decreased by $0.6 million to $3.0 million in the second quarter of 2020 from $3.6 million in the same period of 2019. Costs associated with the OPTIMA Study decreased to $0.6 million in the second quarter of 2020 compared to $1.2 million in the same period of 2019. Costs associated the OVATION 2 Study increased to $0.2 million in the second quarter of 2020 compared to $0.1 million in the same period of 2019. Regulatory costs were $0.3 million in the second quarter of 2020 compared to $0.4 million in the same period of 2019. Other clinical costs were consistent at $0.5 million in the second quarter of 2020 compared to $0.6 million in the same period of 2019. Costs associated with the development of GEN-1 to support the OVATION 2 Study were $0.7 million in the second quarter of 2020 compared to $0.8 million in the same period of 2019. Production costs associated with the development of ThermoDox® increased to $0.8 million in the second quarter of 2020 compared to $0.4 million in the same period of 2019.

General and Administrative Expenses

General and administrative expenses decreased to $1.9 million in the second quarter of 2020 compared to $2.1 million in the same period of 2019. This decrease is primarily attributable to lower professional fees in the second quarter of 2020 when compared to the same period of 2019.

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

As of June 30, 2020, and March 31, 2020, the Company fair valued the earn-out milestone liability at $6.0 million and $5.8 million, respectively and recognized a non-cash charge of $0.2 million during the second quarter of 2020. In assessing the earnout milestone liability at June 30, 2020, the Company fair valued each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 80% and 20% probability for the $7.0 million and the $12.4 million payments, respectively.

As of June 30, 2019, and March 31, 2019, the Company fair valued the earn-out milestone liability at $5.9 million and $5.8 million, respectively and recognized a non-cash charge of $0.1 million during the second quarter of 2019. In assessing the earnout milestone liability at June 30, 2019, the Company the fair valued each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 80% and 20% probability for the $7.0 million and the $12.4 million payments, respectively.

Investment income and interest expense

The Company realized $0.1 million of investment income from its short-term investments during the second quarter of 2019. Investment income was insignificant in the second quarter of 2020

In connection with the Horizon Credit Agreement, the Company incurred $0.7 million in interest expense in each of the second quarters of 2020 and 2019.

Comparison of the Six Months Ended June 30, 2020 and 2019

Licensing Revenue

In January 2013, we entered a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the second quarter 2013 has been recorded to deferred revenue and will be amortized over the ten-year term of the agreement; therefore, we recorded deferred revenue of $250,000 in each of the first halves of 2020 and 2019.

Research and Development Expenses

R&D expenses decreased by $0.3 million to $6.0 million in the first half of 2020 from $6.3 million in the same period of 2019. Costs associated with the OPTIMA Study decreased to $1.3 million in the first half of 2020 compared to $2.1 million in the same period of 2019. Costs associated the OVATION 2 Study increased to $0.5 million in the first half of 2020 compared to $0.2 million in the same six-month period of 2019. Regulatory costs were $0.4 million in the first half of 2020 compared to $0.6 million in the same period of 2019. Other clinical costs were consistent at $1.1 million in the first half of 2020 compared to $1.2 million in the same period of 2019. Costs associated with the development of GEN-1 to support the OVATION 2 Study were $1.6 million in the first half of 2020 compared to $1.5 million in the same period of 2019. Production costs associated with the development of ThermoDox® increased to $1.1 million in the first half of 2020 compared to $0.7 million in the same period of 2019.

General and Administrative Expenses

General and administrative expenses decreased to $3.7 million in the first half of 2020 compared to $4.4 million in the same period of 2019. This decrease is primarily attributable to lower personnel costs and professional fees in the first six months of 2020 when compared to the same period of 2019.

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

As of June 30, 2020, and December 31, 2019, the Company fair valued the earn-out milestone liability at $6.0 million and $5.7 million, respectively and recognized a non-cash charge of $0.3 million during the first half of 2020. In assessing the earnout milestone liability at June 30, 2020, the Company fair valued each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 80% and 20% probability for the $7.0 million and the $12.4 million payments, respectively.

As of June 30, 2019, and December 31, 2018, the Company fair valued the earn-out milestone liability at $5.9 million and $8.8 million, respectively and recognized a non-cash benefit of $3.0 million during the first half of 2019. In assessing the earnout milestone liability at June 30, 2019, the Company the fair valued each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 80% and 20% probability for the $7.0 million and the $12.4 million payments, respectively.

Investment income and interest expense

The Company realized $0.1 million and $0.3 million of investment income from its short-term investments during the first half of 2020 and 2019, respectively.

In connection with the Horizon Credit Agreement, the Company incurred $0.7 million in interest expense in each of the first halves of 2020 and 2019.

Financial Condition, Liquidity and Capital Resources

Since inception we have incurred significant losses and negative cash flows from operations. We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities and amounts received under our product licensing agreement with Yakult and our technology development agreement with Hisun. The process of developing and commercializing ThermoDox®, GEN-1 and other product candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts. We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future. Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $301 million at June 30, 2020.

At June 30, 2020 we had total current assets of $26.8 million (including cash, cash equivalents and short-term investments and related interest receivable on short-term investments of $25.5 million) and current liabilities of $9.2 million, resulting in net working capital of $17.6 million. At December 31, 2019 we had total current assets of $16.2 million (including cash, cash equivalents, short-term investment, interest receivable of $14.9 million) and current liabilities of $7.9 million, resulting in net working capital of $8.3 million. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

Net cash used in operating activities for the first six months of 2020 was $7.9 million. Net cash provided by investing activities was $5.1 million during the first six months of 2020. Net cash provided by financing activities was $18.6 million during the first six months of 2020 from net proceeds received through the sale of our common stock. The Company also received $1.3 million from two PPP Loans in 2020 pursuant to the CARES Act which have been paid back in full as of June 30, 2020.

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

Except as discussed herein, the information required in this Item 3 is not significantly different from the information set forth in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2019 Form 10-K and is therefore not presented herein.

Item 4. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Exchange Act of 1934. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2020, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the SEC.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On September 20, 2019, a purported stockholder of the Company filed a derivative and putative class action lawsuit against the Company and certain officers and directors (the “Shareholder Action”). The Company is a defendant in this derivative and putative class action lawsuit in the Superior Court of New Jersey, Chancery Division, filed by a shareholder against the Company (as both a class action defendant and nominal defendant), and certain of its officers and directors (the “Individual Defendants”), with the caption O’Connor v. Braun et al., Docket No. MER-C-000068-19 (the “Shareholder Action”). The Shareholder Action alleges breaches of the defendants’ fiduciary duties based on allegations that the defendants omitted or made improper statements when seeking shareholder approval of the 2018 Stock Incentive Plan. The Shareholder Action seeks, among other things, any damages sustained by the Company as a result of the defendants’ alleged wrongdoing, a declaratory judgment against all defendants invalidating the 2018 Stock Incentive Plan and declaring any awards made under the Plan invalid, rescinded, and subject to disgorgement, an order disgorging the equity awards granted to the Individual Defendants under the 2018 Stock Incentive Plan, and attorneys’ fees and costs. Without admitting the validity of any of the claims asserted in the Shareholder Action, or any liability with respect thereto, and expressly denying all allegations of wrongdoing, fault, liability, or damage against the Company and the Individual Defendants arising out of any of the conduct, statements, acts or omissions alleged, or that could have been alleged, in the Shareholder Action, the Company and the Individual Defendants have concluded that it is desirable that the claims be settled on the terms and subject to the conditions set forth in the Settlement Agreement. The Company and the Individual Defendants are entering into the Settlement Agreement for settlement purposes only and solely to avoid the cost and disruption of further litigation.

On April 24, 2020, the Company, the Individual Defendants, and the plaintiff (the “Parties”) entered into a Settlement Agreement and Release (the “Settlement Agreement”), which memorializes the terms of the Parties’ settlement of the Shareholder Action (the “Settlement”). The Settlement calls for repricing of certain stock options and payment of plaintiff legal fees of $187,500. On July 24, 2020, the Court issued an order approving the Parties’ proposed form of notice to shareholders regarding the Settlement. A hearing to determine whether the Court should issue a final order approving the proposed Settlement has been scheduled for September 8, 2020. On August 3, 2020, the Company filed notice of the Settlement Agreement on Form 8-K as filed with the SEC.

Item 1A. Risk Factors

The following is a summary of the risk factors, uncertainties and assumptions that we believe are most relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ significantly from expected or historical results and our forward-looking statements. We note these factors for investors as permitted by Section 21E of the Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Additional risks that we currently believe are immaterial may also impair our business operations. Investors should carefully consider the risks described below before making an investment decision and understand that it is not possible to predict or identify all such factors. Consequently, investors should not consider the following to be a complete discussion of all potential risks or uncertainties that may impact our business. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. The description provided in this Item 1A includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on March 25, 2020 with the SEC. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report and our other filings made from time to time with the SEC.

RISKS RELATED TO OUR BUSINESS

We have a history of significant losses from operations and expect to continue to incur significant losses for the foreseeable future.

Since our inception, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $301 million at June 30, 2020. For the year ended December 31, 2019 and the six months ended June 30, 2020, we incurred net losses of $16.9 million and $10.4 million, respectively. We currently have no product revenue and do not expect to generate any product revenue for the foreseeable future. Because we are committed to continuing our product research, development, clinical trial and commercialization programs, we will continue to incur significant operating losses unless and until we complete the development of ThermoDox®, GEN-1 and other new product candidates and these product candidates have been clinically tested, approved by the United States Food and Drug Administration (FDA) and successfully marketed. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, us or our collaborators successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, delays or setbacks we may experience associated with our preclinical studies, clinical trials, third parties, or supply chain due to the COVID-19 pandemic, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we or our collaborators are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

On January 31, 2013, we announced that ThermoDox® in combination with RFA failed to meet the primary endpoint of the Phase III clinical trial for primary liver cancer, known as the HEAT study. We have not completed our final analysis of the data and do not know the extent to which, if any, the failure of ThermoDox® to meet its primary endpoint in the Phase III trial could impact our other ongoing studies of ThermoDox® including a pivotal, double-blind, placebo-controlled Phase III trial of ThermoDox® in combination with RFA in primary liver cancer, known as the OPTIMA study, which we launched in the first half of 2014. The trial design of the OPTIMA study is based on the overall survival data from the post-hoc analysis of results from the HEAT study. We completed a Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer in the third quarter of 2017 and expanded our clinical development program for GEN-1 into a follow-on Phase I/II trial for newly diagnosed ovarian cancer in 2018.

On July 13, 2020, the Company announced that it has received a recommendation from the DMC to consider stopping the global Phase III OPTIMA Study of ThermoDox® in combination with RFA for the treatment of HCC, or primary liver cancer. The recommendation was made following the second pre-planned interim safety and efficacy analysis by the DMC on July 9, 2020. The DMC analysis found that the pre-specified boundary for stopping the trial for futility of 0.900 was crossed with an actual value of 0.903. The Company intends to follow the advice of the DMC and will consider its options either to stop the study or continue to follow patients after a thorough review of the data, and an evaluation of the probability of success. Timing for this decision is made less urgent by the fact that the OPTIMA Study has been fully enrolled since August 2018 and that the vast majority of the trial expenses have already been incurred. On August 4, 2020, the Company issued a press release announcing it will continue following patients for overall survival (“OS”), noting that the unexpected and marginally crossed futility boundary, suggested by the Kaplan-Meier analysis at the second interim analysis on July 9, 2020, may be associated with a data maturity issue.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the year ended December 31, 2019 and the six months ended June 30, 2020, we incurred net losses of $16.9 million and $10.4 million, respectively. We have incurred approximately $301 million of cumulative net losses. As of June 30, 2020, cash, cash equivalents and short-term investments and related interest receivable on short-term investments of $25.5 million.

We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. For example, ThermoDox® is currently being evaluated in a Phase III clinical trial in combination with RFA for the treatment of primary liver cancer and other preclinical studies. On July 13, 2020, the Company announced that it has received a recommendation from the DMC to consider stopping the global Phase III OPTIMA Study of ThermoDox® in combination with RFA for the treatment of HCC, or primary liver cancer. The recommendation was made following the second pre-planned interim safety and efficacy analysis by the DMC on July 9, 2020. The DMC analysis found that the pre-specified boundary for stopping the trial for futility of 0.900 was crossed with an actual value of 0.903. The Company intends to follow the advice of the DMC and will consider its options either to stop the study or continue to follow patients after a thorough review of the data, and an evaluation of the probability of success. Timing for this decision is made less urgent by the fact that the OPTIMA Study has been fully enrolled since August 2018 and that the vast majority of the trial expenses have already been incurred. On August 4, 2020, the Company issued a press release announcing it will continue following patients for overall survival (“OS”), noting that the unexpected and marginally crossed futility boundary, suggested by the Kaplan-Meier analysis at the second interim analysis on July 9, 2020, may be associated with a data maturity issue.

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

Separately, in response to the COVID-19 global pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through at least April 2020, though no set end date has been determined. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and provide guidance regarding the conduct of clinical trials, which guidance continues to evolve. In April 2020, the FDA stated that its New Drug Program was continuing to meet program user fee performance goals, but due to many agency staff working on COVID-19 activities, it was possible that the FDA would not be able to sustain that level of performance indefinitely. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business

The outbreak of the novel coronavirus disease, COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.

In January 2020, the World Health Organization declared COVID-19 a global pandemic, and the U.S. Department of Health and Human Services declared a public health emergency to aid the U.S. healthcare community in responding to COVID-19. This virus continues to spread globally and, as of June 2020, has spread to over 100 countries, including the United States. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, and significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic impacts of the pandemic has introduced significant volatility in the financial markets. The Company did not observe significant impacts on its business or results of operations for the three months ended June 30, 2020 due to the global emergence of COVID-19. While the extent to which COVID-19 impacts the Company’s future results will depend on future developments, the pandemic and associated economic impacts could result in a material impact to the Company’s future financial condition, results of operations and cash flows.

The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

The disruptions caused by COVID-19 may also disrupt preclinical studies, the clinical trials process and enrollment of patients. This may delay commercialization efforts. The Company is currently monitoring its operating activities in light of these events and it is reasonably possible that the virus could have a negative effect on the Company’s financial condition and results of operations, the specific impact is not readily determinable as of the date of this report.

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

Since its enactment, some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial, congressional, and executive challenges. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. The first Executive Order, singed on January 20, 2017 directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order, signed on October 13, 2017 terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. The loss of the cost share reduction payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. On December 10, 2019, the U.S. Supreme Court heard arguments in Moda Health Plan, Inc. v. United States. On April 27, 2020, the U.S. Supreme Court held that the ACA requires the federal government to compensate insurers for significant losses their health plans incurred during the first three years of the ACA’s marketplaces, and that insurers can sue for nonpayment in the Court of Federal Claims. The effects of this decision on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are still uncertain. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. We cannot predict what effect further changes to the ACA would have on our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs, including aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018, or BBA, will remain in effect through 2030, unless additional congressional action is taken. The BBA also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. However, pursuant to the CARES Act, these reductions will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic and extend the reductions by one year, through 2030, in order to offset the added expense of the 2020 suspension. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

At the federal level, the Trump administration’s budget for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the U.S. government sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. The Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule that would allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, the Lower Drug Costs Now Act of 2019 was introduced in the House of Representatives on September 19, 2019 and would require HHS to directly negotiate drug prices with manufacturers. The Lower Drugs Costs Now Act of 2019 has passed out of the House and was delivered to the Senate on December 16, 2019. However, it is unclear whether this bill will make it through both chambers and be signed into law, and if enacted, what effect it would have on our business. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control biopharmaceutical and biologic product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We cannot predict what healthcare reform initiatives may be adopted in the future. Further, federal and state legislative and regulatory developments are likely, and we expect ongoing initiatives in the United States to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from and any product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

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

Government, private health insurers and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products approved for marketing by the FDA. For example, Congress passed the ACA in 2010 which enacted a number of reforms to expand access to health insurance while also reducing or constraining the growth of healthcare spending, enhancing remedies against fraud and abuse, adding new transparency requirements for healthcare industries, and imposing new taxes on fees on healthcare industry participants, among other policy reforms. Federal agencies, Congress and state legislatures have continued to show interest in implementing cost containment programs to limit the growth of health care costs, including price controls, price disclosures, restrictions on reimbursement and other fundamental changes to the healthcare delivery system. In addition, in recent years, Congress has enacted various laws seeking to reduce the federal debt level and contain healthcare expenditures, and the Medicare and other healthcare programs are frequently identified as potential targets for spending cuts. New government legislation or regulations related to pricing or other fundamental changes to the healthcare delivery system as well as a government or third-party payer decision not to approve pricing for, or provide adequate coverage or reimbursement of, our product candidates hold the potential to severely limit market opportunities of such products. Accordingly, even if coverage and reimbursement are provided by government, private health insurers and third-party payors for uses of our products, market acceptance of these products would be adversely affected if the reimbursement available proves to be unprofitable for health care providers.

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

Our current operations are located in our facilities in Lawrenceville, New Jersey. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes or other natural disasters could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. For example, in January 2020, the World Health Organization declared COVID-19 a global pandemic, and the U.S. Department of Health and Human Services declared a public health emergency to aid the U.S. healthcare community in responding to COVID-19. This virus continues to spread globally and, as of June 2020, has spread to over 100 countries, including the United States. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, and significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. An outbreak of communicable diseases in China or elsewhere, or the perception that such an outbreak could occur, and the measures taken by the governments of countries affected, could adversely affect our business, financial condition or results of operations by limiting our ability to manufacture products within or outside China, forcing temporary closure of facilities that we rely upon or increasing the costs associated with obtaining clinical supplies of our product candidates. Please see the risk factor titled “The outbreak of the novel coronavirus disease, COVID-19, could adversely impact our business, including our preclinical studies and clinical trials” for additional information regarding the COVID-19 pandemic.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospect. The closing price of our common stock as reported on The Nasdaq Capital Market had a high price of $3.48 and a low price of $1.35 in the 52-week period ended December 31, 2018, a high price of $2.47 and a low price of $1.08 in the 52-week period ended December 31, 2019, and a high price of $5.26 and a low price of $0.72 from January 1, 2020 through August 13, 2020. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of August 13, 2020, we had 33,232,380 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, all of the shares of common stock issuable upon exercise of warrants will be freely tradable without restriction or further registration upon issuance.

Our stockholders may experience significant dilution as a result of future equity offerings or issuances and exercise of outstanding options and warrants.

In order to raise additional capital or pursue strategic transactions, we may in the future offer, issue or sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock, including the issuance of common stock in relation to the achievement, if any, of milestones triggering our payment of earn-out consideration in connection with the EGEN asset acquisition. Our stockholders may experience significant dilution as a result of future equity offerings or issuances. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders. As of August 13, 2020, we have a significant number of securities convertible into, or allowing the purchase of, our common stock, including 3,826,098 shares of common stock issuable upon exercise of warrants outstanding, 4,665,526 options to purchase shares of our common stock and restricted stock awards outstanding, and 1,981,652 shares of common stock reserved for future issuance under our stock incentive plan.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1+	Amended and Restated By-Laws of the Company, dated June 16, 2020.

10.1+	Promissory Note of the Company, dated May 26, 2020, payable to Silicon Valley Bank.

10.2	First Amendment to the Celsion Corporation 2018 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on May 15, 2020.

10.3	Second Amendment to the Celsion Corporation 2018 Stock Incentive Plan, incorporated by reference to the Current Report on Form 8-K of the Company, filed on June 16, 2020.

10.4	Settlement Agreement and Release, by and between the plaintiff to the shareholder action captioned O’Connor v. Braun, et al., N.J. Super., Dkt. No. MERC-00068-19, William J. O’Connor, derivatively on behalf of Celsion Corporation and individually on behalf of himself and all other similarly situated stockholders of Celsion Corporation and defendants, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed on June 16, 2020.

10.5

Underwriting Agreement, dated as of June 22, 2020, by and between Celsion Corporation and Oppenheimer & Co. Inc., incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K of the Company, filed on June 22, 2020.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders’ Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

**	XBRL information is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2020	CELSION CORPORATION

Registrant

	By:	/s/ Michael H. Tardugno
Michael H. Tardugno
Chairman, President and Chief Executive Officer

	By:	/s/ Jeffrey W. Church
Jeffrey W. Church
Executive Vice President and Chief Financial Officer

