Form 10-Q
period 2020-09-30
Celsion CORP
filed 2020-11-16
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 13, 2020, Celsion Corporation had 37,417,716 shares of common stock, $0.01 par value per share, outstanding.

CELSION CORPORATION

QUARTERLY REPORT ON

FORM 10-Q

i

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q, including, without limitation, any projections of earnings, revenue or other financial items, any statements of the plans and objectives of management for future operations (including, but not limited to, pre-clinical development, clinical trials, manufacturing and commercialization), uncertainties and assumptions regarding the impact of the COVID-19 pandemic on our business, operations, clinical trials, supply chain, strategy, goals and anticipated timelines, any statements concerning proposed drug candidates, potential therapeutic benefits, or other new products or services, any statements regarding future economic conditions or performance, any changes in the course of research and development activities and in clinical trials, any possible changes in cost and timing of development and testing, capital structure, financial condition, working capital needs and other financial items, any changes in approaches to medical treatment, any introduction of new products by others, any possible licenses or acquisitions of other technologies, assets or businesses, our ability to realize the full extent of the anticipated benefits of our acquisition of the assets of EGEN, Inc., including achieving operational cost savings and synergies in light of any delays we may encounter in the integration process and additional unforeseen expenses, any possible actions by customers, suppliers, partners, competitors and regulatory authorities, compliance with listing standards of The Nasdaq Capital Market and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business, and operations, we cannot guarantee that actual results will not differ materially from our expectations.

Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors set forth in Part II, Item 1A “Risk Factors” below and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements, except as required by law or applicable regulations. The discussion of risks and uncertainties set forth in this Quarterly Report on Form 10-Q is not necessarily a complete or exhaustive list of all risks facing us at any particular point in time. We operate in a highly competitive, highly regulated, and rapidly changing environment and our business is in a state of evolution. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward-looking statement.

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

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,339,728	$6,875,273
Investment in debt securities - available for sale, at fair value	—	7,985,886
Accrued interest receivable on investment securities	—	21,369
Advances and deposits on clinical programs and other current assets	1,565,651	1,352,670
Total current assets	19,905,379	16,235,198

Property and equipment (at cost, less accumulated depreciation of $3,213,681 and $3,096,681, respectively)	302,281	405,363

Other assets:
Deferred tax asset	—	1,819,324
In-process research and development, net	13,366,234	15,736,491
Goodwill	1,976,101	1,976,101
Operating lease right-of-use assets, net	1,147,062	1,431,640
Other intangible assets, net	170,489	340,976
Deposits and other assets	407,284	333,274
Total other assets	17,067,170	21,637,806

Total assets	$37,274,830	$38,278,367

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

(Continued)

	September 30, 2020	December 31, 2019
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable — trade	$2,168,076	$2,862,949
Other accrued liabilities	1,919,779	2,303,547
Notes payable – current portion, net of deferred financing costs	416,476	1,840,228
Operating lease liability - current portion	421,564	387,733
Deferred revenue - current portion	500,000	500,000
Total current liabilities	5,425,895	7,894,457

Earn-out milestone liability	7,115,000	5,717,709
Notes payable – non-current portion, net of deferred financing costs	4,626,987	7,963,449
Operating lease liability - non-current portion	823,147	1,143,717
Deferred revenue - non-current portion	625,000	1,000,000
Total liabilities	18,616,029	23,719,332

Commitments and contingencies	—	—

Stockholders’ equity:

Preferred stock - $0.01 par value (100,000 shares authorized, and no shares issued or outstanding at September 30, 2020 and December 31, 2019)	—	—

Common stock - $0.01 par value (112,500,000 shares authorized; 36,160,114 and 23,256,152 shares issued at September 30, 2020 and December 31, 2019, respectively, and 36,159,780 and 23,255,818 shares outstanding at September 30, 2020 and December 31, 2019, respectively)	361,601	232,562
Additional paid-in capital	327,370,577	304,885,663
Accumulated other comprehensive gain	—	42,778
Accumulated deficit	(308,988,189)	(290,516,780)
Total stockholders’ equity before treasury stock	18,743,989	14,644,223

Treasury stock, at cost (334 shares at September 30, 2020 and December 31, 2019)	(85,188)	(85,188)
Total stockholders’ equity	18,658,801	14,559,035

Total liabilities and stockholders’ equity	$37,274,830	$38,278,367

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Licensing revenue	$125,000	$125,000	$375,000	$375,000

Operating expenses:
Research and development	2,491,696	3,674,239	8,534,606	9,999,972
General and administrative	1,792,904	1,838,287	5,532,946	6,192,835
Total operating expenses	4,284,600	5,512,526	14,067,552	16,192,807

Loss from operations	(4,159,600)	(5,387,526)	(13,692,552)	(15,817,807)

Other (expense) income:
(Loss) gain from change in valuation of earn-out milestone liability	(1,099,721)	85,882	(1,397,291)	3,088,821
Impairment of in-process research and development	(2,370,257)	—	(2,370,257)	—
Fair value of warrants issued in connection with amendment to modify GEN-1 earn-out milestone payments	—	—	—	(400,000)
Investment income	10,114	174,439	119,383	432,832
Interest expense	(450,732)	(349,602)	(1,130,699)	(1,049,797)
Other (expense) income	(1,400)	—	7	(2,823)
Total other (expense) income, net	(3,911,996)	(89,281)	(4,778,857)	2,069,033

Net loss	$(8,071,596)	$(5,476,807)	$(18,471,409)	$(13,748,774)

Net loss per common share
Basic and diluted	$(0.24)	$(0.25)	$(0.62)	$(0.67)

Weighted average shares outstanding
Basic and diluted	34,112,254	21,662,824	29,934,764	20,524,799

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Other comprehensive (loss) gain

Changes in:
Realized (gains) losses on investment securities recognized in investment income, net	$(7,257)	$(58,068)	$(53,354)	$(68,418)
Unrealized gains on investment securities, net	(609)	(2,433)	10,576	72,621

Change in unrealized gains (losses) on available for sale securities, net	(7,866)	(60,501)	(42,778)	4,203

Net loss	(8,071,596)	(5,476,807)	(18,471,409)	(13,748,774)

Comprehensive loss	$(8,079,462)	$(5,537,308)	$(18,514,187)	$(13,744,571)

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:

Net loss	$(18,471,409)	$(13,748,774)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	572,065	537,211
Change in fair value of earn-out milestone liability	1,397,291	(3,088,821)
Impairment of in-process research and development	2,370,257	—
Fair value of warrants issued in connection with amendment to modify the GEN-1 earn-out milestone payments	—	400,000
Recognition of deferred revenue	(375,000)	(375,000)
Stock-based compensation costs	1,448,202	1,762,172
Shares and warrants issued in exchange for services	44,798	5,350
Deferred income tax asset	1,819,324	—
Amortization of deferred finance charges and debt discount associated with notes payable	439,786	289,182
Net changes in:
Accrued interest receivable on investment securities	21,369	41,338
Advances and deposits on clinical programs and other current assets	(286,991)	(951,877)
Accounts payable- trade and other accrued liabilities	(866,748)	486,857
Net cash (used in) operating activities:	(11,887,056)	(14,642,362)

Cash flows from investing activities:
Purchases of investment securities	(9,956,892)	(19,338,177)
Proceeds from sale and maturity of investment securities	17,900,000	23,310,000
Purchases of property and equipment	(13,918)	(336,445)
Net cash provided by investing activities	7,929,190	3,635,378

Cash flows from financing activities:
Proceeds from sale of common stock equity, net of issuance costs	20,250,426	6,175,527
Proceeds from issuance of common stock upon conversion of stock options	371,895	—
Payments on notes payable including end-of-term fees	5,200,000	—
Proceeds from Payroll Protection Program (PPP) loans	1,324,750	—
Repayments on Payroll Protection Program (PPP) loans	(1,324,750)	—
Net cash provided by financing activities	15,422,321	6,175,527

Increase (decrease) in cash and cash equivalents	11,464,455	(4,831,457)
Cash and cash equivalents at beginning of period	6,875,273	13,353,543
Cash and cash equivalents at end of period	$18,339,728	$8,522,086

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019

Supplemental disclosures of cash flow information:
Interest paid	$(685,913)	$(760,615)

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from lease payments	$393,947	$355,216

Non-cash financing and investing activities
Fair value of warrants issued in connection with amendment to modify the GEN-1 earn-out milestone payments	$—	$400,000

Right of use assets obtained in exchange for lease liabilities
Right of use assets	$—	$1,797,561

Stock issued in lieu of cash bonus payments	$498,632	$—

Realized and unrealized (gains) losses, net, on investment securities	$(42,778)	$4,203

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2020

Three Months Ended	Common Stock Outstanding		Additional Paid in	Treasury Stock		Accumulated Other Comprehensive	Accumulated
September 30, 2020	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Total

Balance at July 1, 2020	33,229,380	$332,297	$324,869,780	334	$(85,188)	$7,866	$(300,916,593)	$24,208,162
Net loss	-	-	-	-	-	-	(8,071,596)	(8,071,596)
Sale of equity through financing facilities	2,927,400	29,274	2,038,553	-	-	-	-	2,067,827
Common stock warrants issued in exchange for services	-	-	44,798	-	-	-	-	44,798
Issuance of restricted stock	3,000	30	(30)	-	-	-	-	-
Realized and unrealized gains and losses, net, on investments securities	-	-	-	-	-	(7,866)	-	(7,866)
Stock-based compensation expense	-	-	417,476	-	-	-	-	417,476
Balance at September 30, 2020	36,159,780	$361,601	$327,370,577	334	$(85,188)	$-	$(308,988,189)	$18,658,801

THREE MONTHS ENDED SEPTEMBER 30, 2019

Three Months Ended	Common Stock Outstanding		Additional Paid in	Treasury Stock		Accumulated Other Comprehensive	Accumulated
September 30, 2019	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Total

Balance at July 1, 2019	21,002,295	$210,026	$300,549,511	334	$(85,188)	$94,576	$(281,937,214)	$18,831,711
Net loss	-	-	-	-	-	-	(5,476,807)	(5,476,807)
Sale of equity through equity financing facilities	985,123	9,852	1,701,615	-	-	-	-	1,711,467
Realized and unrealized gains and losses, net, on investments securities	-	-	-	-	-	(60,501)	-	(60,501)
Stock-based compensation expense	-	-	453,680	-	-	-	-	453,680
Issuance of restricted stock	15,000	150	(150)	-	-	-	-	-
Balance at September 30, 2019	22,002,418	$220,028	$302,704,656	334	$(85,188)	$34,075	$(287,414,021)	$15,459,550

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

(Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2020

Nine Months Ended	Common Stock Outstanding		Additional Paid in	Treasury Stock		Accumulated Other Comprehensive	Accumulated
September 30, 2020	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Total

Balance at January 1, 2020	23,255,818	$232,562	$304,885,663	334	$(85,188)	$42,778	$(290,516,780)	$14,559,035
Net loss	-	-	-	-	-	-	(18,471,409)	(18,471,409)
Sale of equity through financing facilities	12,330,243	123,301	20,127,125	-	-	-	-	20,250,426
Issuance of common stock upon exercise of options	140,864	1,409	370,486	-	-	-	-	371,895
Common stock warrants issued in exchange for services	-	-	44,798	-	-	-	-	44,798
Issuance of restricted stock	3,000	30	(30)	-	-	-	-	-
Realized and unrealized gains and losses, net, on investments securities	-	-	-	-	-	(42,778)	-	(42,778)
Stock-based compensation expense	-	-	1,448,202	-	-	-	-	1,448,202

Issuance of common stock in lieu of cash bonus	429,855	4,299	494,333	-	-	-	-	498,632
Balance at September 30, 2020	36,159,780	$361,601	$327,370,577	334	$(85,188)	$-	$(308,988,189)	$18,658,801

NINE MONTHS ENDED SEPTEMBER 30, 2019

Nine Months Ended	Common Stock Outstanding		Additional Paid in	Treasury Stock		Accumulated Other Comprehensive	Accumulated
September 30, 2019	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Total

Balance at January 1, 2019	18,831,834	$188,322	$294,393,313	334	$(85,188)	$29,872	$(273,665,247)	$20,861,072
Net loss	-	-	-	-	-	-	(13,748,774)	(13,748,774)
Sale of equity through equity financing facilities	3,145,084	31,451	6,144,076	-	-	-	-	6,175,527
Common stock warrants issued in connection with amendment to modify GEN-1 earn-out milestone payments	-	-	400,000	-	-	-	-	400,000
Realized and unrealized gains and losses, net, on investments securities	-	-	-	-	-	4,203	-	4,203
Stock-based compensation expense	-	-	1,762,172	-	-	-	-	1,762,172
Issuance of restricted stock	25,500	255	5,095	-	-	-	-	5,350
Balance at September 30, 2019	22,002,418	$220,028	$302,704,656	334	$(85,188)	$34,075	$(287,414,021)	$15,459,550

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTMBER 30, 2020

Note 1. Business Description

Celsion Corporation (“Celsion” and the “Company”) is a fully integrated development stage oncology drug company focused on advancing a portfolio of innovative cancer treatments, including directed chemotherapies, DNA-mediated immunotherapy and RNA based therapies. Celsion is a fully integrated oncology company focused on developing a portfolio of innovative cancer treatments, including immunotherapies, DNA-based therapies and directed chemotherapies. The Company’s product pipeline includes GEN-1, a DNA-based immunotherapy for the localized treatment of ovarian cancer and ThermoDox®, a proprietary heat-activated liposomal encapsulation of doxorubicin, currently in Phase III development for the treatment of primary liver cancer and in development for other cancer indications. Celsion has two feasibility stage platform technologies for the development of novel nucleic acid-based immunotherapies and other anti-cancer DNA or RNA therapies. Both are novel synthetic, non-viral vectors with demonstrated capability in nucleic acid cellular transfection. With these technologies we are working to develop and commercialize more efficient, effective, and targeted oncology therapies that maximize efficacy while minimizing side-effects common to cancer treatments.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the three-month and nine-month periods ended September 30, 2020 and 2019 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (SEC) on March 25, 2020.

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Actual results could differ materially from those estimates. Events and conditions arising subsequent to the most recent balance sheet date have been evaluated for their possible impact on the financial statements and accompanying notes. With the introduction of the COVID-19 pandemic to the United States, the Company continues to monitor the impact of this pandemic on its financial condition and results of operations, along with the valuation of its long-term assets, intangible assets, and goodwill. The effect of this matter could potentially have an impact on the valuation of such assets in the future. The COVID-19 matter is discussed in more detail in Note 3 to the financial statements.

Note 3. Financial Condition and Business Plan

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the U.S. Food and Drug Administration. The Company has not generated significant revenue and has incurred significant net losses in each year since our inception. As of September 30, 2020, the Company has incurred approximately $309 million of cumulative net losses and we had approximately $18.3 million in cash and cash equivalents. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

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

COVID-19 Pandemic

In January 2020, the World Health Organization (“WHO”) declared an outbreak of coronavirus, COVID-19, to be a “Public Health Emergency of International Concern,” and the U.S. Department of Health and Human Services declared a public health emergency to aid the U.S. healthcare community in responding to COVID-19. This virus has spread to over 100 countries, including the United States. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic impacts of the pandemic has introduced significant volatility in the financial markets. The Company did not observe significant impacts on its business or results of operations for the three-month and nine-month periods ended September 30, 2020 due to the global emergence of COVID-19. While the extent to which COVID-19 impacts the Company’s future results will depend on future developments, the pandemic and associated economic impacts could result in a material impact to the Company’s future financial condition, results of operations and cash flows.

The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. The disruptions caused by COVID-19 may also disrupt the clinical trials process and enrolment of patients. This may delay commercialization efforts. The Company continues to monitor its operating activities in light of these events, and it is reasonably possible that the virus could have a negative effect on the Company’s financial condition and results of operations. The specific impact, if any, is not readily determinable as of the date of these financial statements.

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

On July 13, 2020, the Company announced that it has received a recommendation from the independent Data Monitoring Committee (DMC) to consider stopping the global Phase III OPTIMA Study of ThermoDox® in combination with radiofrequency ablation (RFA) for the treatment of hepatocellular carcinoma (HCC), or primary liver cancer. The recommendation was made following the second pre-planned interim safety and efficacy analysis by the DMC on July 9, 2020. The DMC’s analysis found that the pre-specified boundary for stopping the trial for futility of 0.900 was crossed with an actual value of 0.903. The Company followed the advice of the DMC and considered its options to either stop the study or continue to follow patients after a thorough review of the data, and an evaluation of the probability of success. Timing for this decision was made less urgent by the fact that the OPTIMA Study has been fully enrolled since August 2018 and that the vast majority of the trial expenses have already been incurred. On August 4, 2020, the Company issued a press release announcing it will continue following patients for overall survival (“OS”), noting that the unexpected and marginally crossed futility boundary, suggested by the Kaplan-Meier analysis at the second interim analysis on July 9, 2020, may be associated with a data maturity issue. On October 12, 2020, the Company issued a letter to stockholders providing an update on the ongoing data analysis from its Phase III OPTIMA Study with ThermoDox® as well as growing interest among clinical investigators in conducting studies with ThermoDox® as a monotherapy or in combination with other therapies. In summary, the Company will continue to report findings from these independent statistical analyses before the end of the year, either or both of which will guide our decision to continue to follow patients to the final analysis at 197 or more deaths, a milestone that should be reached sometime in mid-2021.

During 2019 and 2018, the Company submitted applications to sell a portion of the Company’s State of New Jersey net operating losses as part of the Technology Business Tax Certificate Program sponsored by The New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused NOLs and unused research and development credits are allowed to sell these benefits to other New Jersey-based companies. In 2018 and 2019, the Company sold NOLs totaling $13 million receiving net proceeds of $12.2 million. In June 2020 and as updated in September 2020, the Company filed an application with the New Jersey Economic Development Authority to sell substantially all of its remaining State of New Jersey net operating losses totaling $2.0 million available under the program.

In June 2018, the Company entered into a Credit Agreement with Horizon Technology Finance Corporation (“Horizon”) that provided $10 million in capital (the “Horizon Credit Agreement”). The obligations under the Horizon Credit Agreement are secured by a first-priority security interest in substantially all assets of Celsion other than intellectual property assets. Payments under the loan agreement are interest only (calculated based on one-month LIBOR plus 7.625%) for the first twenty-four (24) months through July 2020, followed by a 24-month amortization period of principal and interest starting on August 1, 2020 and ending through the scheduled maturity date. On August 28, 2020, in connection with an Amendment to the Horizon Credit Agreement, Celsion repaid $5 million of the $10 million loan and $0.2 million in related end of term charges, and the remaining $5 million in obligations were restructured as more fully discussed in Note 10.

With $18.3 million in cash and cash equivalents and up to $2.0 million in potential proceeds from the sale of the 2019 State of New Jersey net operating losses, coupled with $10.8 million of remaining availability under the Capital-on-Demand™ Sales Agreement with JonesTrading Institutional Services LLC, as well as up to $24.5 million of remaining availability under the LPC Purchase Agreement with Lincoln Park Capital Fund, LLC, the Company believes it has sufficient capital resources to fund its operations through the end of 2021.

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

Note 4. New and Recently Adopted Accounting Pronouncements

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which modifies the measurement of expected credit losses on certain financial instruments. The Company is considering adopting ASU 2016-13 in its first quarter of 2021 utilizing the modified retrospective transition method. Based on the composition of the Company’s investment portfolio and current market conditions, the adoption of ASU 2016-13 is not expected to have a material impact on its condensed consolidated financial statements.

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

The total number of shares of common stock issuable upon exercise of warrants, stock option grants and equity awards were 8,507,041 and 4,598,990 shares for the nine-month periods ended September 30, 2020 and 2019, respectively. Warrants (Note 14) with an exercise price of $0.01 exercisable for 200,000 shares of common stock were considered issued in calculating basic loss per share. For the three-month and nine-month periods ended September 30, 2020 and 2019, diluted loss per common share was the same as basic loss per common share as the other warrants and equity awards that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive. The Company did not pay any dividends during the nine-month periods ended September 30, 2020 and 2019.

Note 6. Investment in Debt Securities Available for Sale

Investments in debt securities available for sale with a fair value of $7,985,886 as of December 31, 2019 consisted of corporate debt securities. These investments are valued at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in accumulated other comprehensive loss. The Company only had investments in cash and cash equivalents at September 30, 2020.

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

A summary of the cost, fair value and maturities of the Company’s short-term investments is as follows:

	September 30, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Short-term investments
Investments in debt securities	$-	$-	$7,943,108	$7,985,886
Total	$-	$-	$7,943,108	$7,985,886

	September 30, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Short-term investment maturities
Within 3 months	$-	$-	$7,943,108	$7,985,886
Total	$-	$-	$7,943,108	$7,985,886

The following table shows the Company’s investment securities gross unrealized gains (losses) and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2020 and December 31, 2019. The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	September 30, 2020		December 31, 2019
Available for sale securities (all unrealized holding gains and losses are less than 12 months at date of measurement)	Fair Value	Unrealized Holding Gains	Fair Value	Unrealized Holding Gains

Investments in debt securities with unrealized Gains	$-	$-	$7,985,886	$42,778
Total	$-	$-	$7,985,886	$42,778

Investment income, which includes net realized gains on sales of available for sale securities and investment income interest and dividends, is summarized as follows:

	Three Months Ended September 30,
	2020	2019
Interest and dividends accrued and paid	$2,857	$116,371
Realized gains	7,257	58,068
Investment income, net	$10,114	$174,439

	Nine Months Ended September 30,
	2020	2019
Interest and dividends accrued and paid	$66,029	$364,414
Realized gains	53,354	68,418
Investment income, net	$119,383	$432,832

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

Cash and cash equivalents, accounts payable and other accrued liabilities are reflected in the condensed consolidated balance sheet at their approximate estimated fair values primarily due to their short-term nature. The fair values of securities available for sale are determined by relying on the securities’ relationship to other benchmark quoted securities and classified its investments as Level 2 items at September 30, 2020 and December 31, 2019. There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the nine-month period ended September 30, 2020 or during the year ended December 31, 2019. The changes in Level 3 liabilities were the result of changes in the fair value of the earn-out milestone liability included in earnings and in-process R&D. The earnout milestone liability is valued using a risk-adjusted assessment of the probability of payment of each milestone, discounted to present value using an estimated time to achieve the milestone (see Note 13). The in-process R&D is valued using a multi-period excess earnings method (see Note 8).

Assets and liabilities measured at fair value are summarized below:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Recurring items as of September 30, 2020
Corporate debt securities, available for sale	$—	$—	$—	$—

Recurring items as of December 31, 2019
Corporate debt securities, available for sale	$7,985,886	$—	$7,985,886	$—

Liabilities:

Recurring items as of September 30, 2020
Earn-out milestone liability (Note 13)	$7,115,000	$—	$—	$7,115,000

Recurring items as of December 31, 2019
Earn-out milestone liability (Note 13)	$5,717,709	$—	$—	$5,717,709

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

The Company’s ovarian cancer indication, with original value of $13.3 million, has not been impaired since its acquisition. At September 30, 2020, the Company evaluated its IPR&D of the ovarian cancer indication and concluded that it is not more likely than not that the asset is impaired. As no other indicators of impairment existed during the fourth quarter of 2019, or first nine months of 2020, no impairment charges were recorded during the nine-months ended September 30, 2020 and 2019.

The Company’s GBM candidate, with original value of $9.4 million had cumulative impairments through 2018 of $7 million, with remaining carrying value of $2.4 million at December 31, 2019. On September 30, 2020, the Company evaluated its IPR&D for the (GBM) product candidate and concluded that it is more likely than not that the asset is further impaired. After this assessment on September 30, 2020, the Company wrote off the remaining $2.4 million of this asset, thereby recognizing a non-cash charge of $2.4 million in the third quarter of 2020.

The Company’s RNA delivery system, with an initial value of $1.5 million was previously fully impaired and written off.

Covenants Not to Compete

Pursuant to the EGEN Purchase Agreement, EGEN provided certain covenants (“Covenant Not To Compete”) to the Company whereby EGEN agreed, during the period ending on the seventh anniversary of the closing date of the acquisition on June 20, 2014, not to enter into any business, directly or indirectly, which competes with the business of the Company nor will it contact, solicit or approach any of the employees of the Company for purposes of offering employment. The Covenant Not to Compete which was valued at approximately $1.6 million at the date of the EGEN acquisition has a definitive life and is amortized on a straight-line basis over its life of 7 years. The Company recognized amortization expense of $56,829 in each of the three-month periods ended September 30, 2020 and 2019. The Company recognized amortization expense of $170,487 in each of the nine-month periods ended September 30, 2020 and 2019.

The carrying value of the Covenant Not to Compete was $170,489, net of $1,420,725 accumulated amortization as of September 30, 2020 and $340,976, net of $1,250,238 accumulated amortization, as of December 31, 2019.

Following is a schedule of future amortization amounts during the remaining life of the Covenant Not to Compete.

Year Ended September 30,
2021	$170,489
2022 and thereafter	—
Total	$170,489

Goodwill

The purchase price exceeded the estimated fair value of the net assets acquired by approximately $2.0 million which was recorded as Goodwill. Goodwill represents the difference between the total purchase price for the net assets purchased from EGEN and the aggregate fair values of tangible and intangible assets acquired, less liabilities assumed. Goodwill is reviewed for impairment at least annually as of our third quarter ended September 30 or sooner if we believe indicators of impairment exist. As of September 30, 2020, we concluded that the Company’s fair value exceeded its carrying value therefore “it is not more likely than not” that the Goodwill was impaired.

Following is a summary of the net fair value of the assets acquired in the EGEN asset acquisition for the nine-month period ended September 30, 2020:

	IPR&D	Goodwill	Covenant Not To Compete
For the nine-months ended September 30, 2020
Balance at January 1, 2020, net	$15,736,491	$1,976,101	$340,976
Amortization	-	-	(170,487)
Impairment charge	(2,370,257)	-	-
Balance at September 30, 2020, net	$13,366,234	$1,976,101	$170,489

Note 9. Other Accrued Liabilities

Other accrued liabilities at September 30, 2020 and December 31, 2019 include the following:

	September 30, 2020	December 31, 2019

Amounts due to contract research organizations and other contractual agreements	$475,400	$475,440
Accrued payroll and related benefits	1,368,118	1,604,541
Accrued professional fees	56,850	204,155
Other	19,411	19,411
Total	$1,919,779	$2,303,547

Note 10. Notes and Loans Payable

Horizon Credit Agreement

On August 28, 2020, Celsion entered into the First Amendment (the “Amendment”) to the Venture Loan and Security Agreement with Horizon Technology Finance Corporation (“Horizon”) dated June 27, 2018 (the “Initial Horizon Credit Agreement”).

On June 27, 2018, in connection with the closing of the Initial Horizon Credit Agreement, Celsion drew down $10 million in new capital. On August 28, 2020, in connection with the Amendment, Celsion repaid $5 million of the $10 million loan and $0.2 million in related end of term charges, and the remaining $5 million in obligations were restructured as set forth below.

Pursuant to the Amendment, the remaining $5 million in obligations of Celsion under the Initial Horizon Credit Agreement are secured by a first-priority security interest in substantially all assets of Celsion other than intellectual property assets. The obligations bear interest at a rate calculated based an amount by which the one-month LIBOR exceeds 2% plus 9.625%. In no event shall the interest rate be less than 9.625%. Payments pursuant to the Amendment are interest only for the first twelve (12) months after August 1, 2020, followed by a 21-month amortization period of principal and interest through the scheduled maturity date. In addition, the remaining $5 million in obligations is subject to an end of term fee equal, in the aggregate, to $275,000, which amount shall be payable upon the maturity of the obligations or upon the date of final payment or default, as applicable. In connection with the Amendment, Celsion agreed to a liquidity covenant which provides that, at all times, Celsion shall maintain unrestricted cash and/or Cash Equivalents on deposit in accounts over which the applicable Lenders maintain an account control agreement in an amount not less than $2.5 million. In addition, pursuant to the Amendment, Celsion has agreed to provide evidence to Horizon on or before March 31, 2021, that it has received aggregate cash proceeds of not less than $5 million from the sale of equity, debt, its New Jersey net operating losses, or a combination thereof, subsequent to the date of the Amendment.

As a fee in connection with the Initial Horizon Credit Agreement, Celsion issued Horizon warrants exercisable for a total of 190,114 shares of Celsion’s common stock (the “Existing Warrants”) at a per share exercise price of $2.63. Pursuant to the Amendment, one-half of the aggregate Existing Warrants, exercisable for a total of 95,057 shares of Celsion’s common stock, have been canceled, and, in connection with the Amendment, Celsion issued Horizon new warrants exercisable at a per share exercise price equal to $1.01 for a total of 247,525 shares of Celsion’s common stock (the “New Warrants” and, together with the Existing Warrants, the “Warrants”). The remaining 95,057 Existing Warrants issued in connection with the Initial Horizon Credit Agreement remain outstanding at a per share exercise price of $2.63.

The Warrants are immediately exercisable for cash or by net exercise from the date of grant and will expire after ten years from the date of grant. Effective October 27, 2020, Celsion registered for resale the common stock underlying the Warrants on Form S-3 with the Securities and Exchange Commission (333-249420). The Horizon Credit Agreement contains customary representations, warranties and affirmative and negative covenants including, among other things, covenants that limit or restrict Celsion’s ability to grant liens, incur indebtedness, make certain restricted payments, merge, or consolidate and make dispositions of assets.

The Amendment was evaluated in accordance with FASB Accounting Standards Codification 470-50, Debt-Modifications and Extinguishments, for debt modification and extinguishment accounting. We accounted for the $5 million we repaid as a debt extinguishment thereby reducing the principal obligations accordingly. Also, in connection with the $5 million repayment, we recognized as interest expense, approximately $0.2 million of unamortized debt discount, deferred financing and end of term fees related to the repaid obligation in August 2020.

We accounted for the remaining $5 million of obligation under the Amendment as a debt modification to the initial agreement with respect to the minor changes in cash flows. Also, in connection with the $5 million remaining obligations, we recorded $5,000 of financing fees and the New Warrant fair value of $247,548 as additional debt discount on the $5 million remaining obligation. Therefore, approximately $109,706 of unamortized debt discount will be amortized over the remaining life of the new obligations. The $275,000 of end of term fees, net of previously amortized end of term fees totaling $142,605 previously accrued on the original note associated with the $5 million remaining obligation, will be amortized as interest expense over the remaining life of the new obligations.

During the three-month period ended September 30, 2020, the Company incurred $198,738 in interest expense and amortized $251,993 as interest expense for debt discounts and end of term charges in connection with the Initial Horizon Credit Agreement and Amendment. During the three-month period ended September 30, 2019, the Company incurred $252,144 in interest expense and amortized $97,458 as interest expense for debt discounts and end of term charges in connection with the Initial Horizon Credit Agreement. During the nine-month period ended September 30, 2020, the Company incurred $685,913 in interest expense and amortized $444,786 as interest expense for debt discounts and end of term charges in connection with the Initial Horizon Credit Agreement and Amendment. During the nine-month period ended September 30, 2019, the Company incurred $760,615 in interest expense and amortized $289,182 as interest expense for debt discounts and end of term charges in connection with the Initial Horizon Credit Agreement.

Following is a schedule of future principal payments, net of unamortized debt discounts and amortized end of term charges, due on the Amendment:

As of September 30,
2021	$476,190
2022	2,857,140
2023	1,666,670
2024 and thereafter	-
Subtotal of future principal payments	5,000,000
Unamortized debt issuance costs and end of term charges, net	43,463
Total	$5,043,463

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

Note 11. Stockholders’ Equity

In September 2018, the Company filed with the SEC a $75 million shelf registration statement on Form S-3 (the “2018 Shelf Registration Statement”) (File No. 333-227236) that allows the Company to issue any combination of common stock, preferred stock or warrants to purchase common stock or preferred stock. This shelf registration was declared effective on October 12, 2018 and will expire three years from that date.

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

The Shares will be issued pursuant to Celsion’s previously filed and effective Registration Statement on Form S-3 (File No. 333-227236), the base prospectus dated October 12, 2018, filed as part of such Registration Statement, and the prospectus supplement dated December 4, 2018, filed by Celsion with the Securities and Exchange Commission. During 2019, the Company sold and issued an aggregate of 0.5 million shares under the Capital on Demand Agreement, receiving approximately $1.0 million in gross proceeds. From January 1, 2020 through September 30, 2020, the Company sold and issued an aggregate of 2.1 million shares under the Capital on Demand Agreement, receiving approximately $4.3 million in gross proceeds. The Company has sold and issued an aggregate of 0.5 million shares under the Capital on Demand Agreement, receiving approximately $0.3 million in gross proceeds under the Capital on Demand Agreement subsequent to September 30, 2020 through the date of this Quarterly Report on Form 10Q. As of September 30, 2020, the Company has approximately $10.8 million available under the Capital on Demand Agreement.

Registered Direct Offering

On February 27, 2020, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with several institutional investors, pursuant to which we agreed to issue and sell, in a registered direct offering (the “February 2020 Offering”), an aggregate of 4,571,428 shares (the “Shares”) of our common stock at an offering price of $1.05 per Share for gross proceeds of approximately $4.8 million before the deduction of the Placement Agent fees and offering expenses. The Shares were offered by the Company pursuant to a registration statement on Form S-3 (File No. 333-227236). The Purchase Agreement contained customary representations, warranties and agreements by the Company and customary conditions to closing. In a concurrent private placement (the “Private Placement”), the Company issued to the investors that participated in the February 2020 Offering, for no additional consideration, warrants, to purchase up to 2,971,428 shares of Common Stock (the “Original Warrants”). The Original Warrants were initially exercisable six months following their date of issue and were set to expire on the five-year anniversary of such initial exercise date. The Original Warrants had an exercise price of $1.15 per share subject to adjustment as provided therein. On March 12, 2020, the Company entered into private exchange agreements (the “Exchange Agreements”) with holders of the Original Warrants. Pursuant to the Exchange Agreements, in return for a higher exercise price of $1.24 per share of Common Stock, the Company issued new warrants to the Investors to purchase up to 3,200,000 shares of Common Stock (the “Exchange Warrants”) in exchange for the Original Warrants. The Exchange Warrants, like the Original Warrants, are initially exercisable six months following their issuance (the “Initial Exercise Date”) and expire on the five-year anniversary of their Initial Exercise Date. Other than having a higher exercise price, different issue date, Initial Exercise Date and expiration date, the terms of the Exchange Warrants are identical to those of the Original Warrants. On July 31, 2020, the Company filed a Form S-3 Registration Statement to register the shares of Common Stock issuable under the Exchange Warrants; the Registration Statement was declared effective by the SEC on August 13, 2020.

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

LPC Purchase Agreement

On September 8, 2020, the Company entered into a purchase agreement (the “LPC Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right to sell to Lincoln Park up to $26.0 million of shares of the Company’s Common Stock at the Company’s discretion as described below (the “ LPC Offering”).

Over the 36-month term of the LPC Purchase Agreement, we have the right, but not the obligation, from time to time, in our sole discretion and subject to certain conditions, including that the closing price of our Common Stock is not below $0.25 per share, to direct Lincoln Park to purchase up to an aggregate amount of $26.0 million (subject to certain limitations) of shares of Common Stock. Under the Purchase Agreement, on any business day selected by us, we may direct Lincoln Park to purchase up to 400,000 shares (the “Regular Purchase Share Limit”) of our Common Stock (each such purchase, a “Regular Purchase”). Lincoln Park’s maximum obligation under any single Regular Purchase will not exceed $1,500,000 unless we mutually agree to increase the maximum amount of such Regular Purchase. The purchase price for shares of Common Stock to be purchased by Lincoln Park under a Regular Purchase will be the equal to the lower of (in each case, subject to the adjustments described in the LPC Purchase Agreement): (i) the lowest sale price for our Common Stock on The Nasdaq Capital Market on the applicable purchase date, and (ii) the arithmetic average of the three lowest sale prices for our Common Stock on The Nasdaq Capital Market during the ten trading days prior to the purchase date.

If we direct Lincoln Park to purchase the maximum number of shares of Common Stock we then may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the LPC Purchase Agreement, we may direct Lincoln Park to make an “accelerated purchase” of an additional amount of Common Stock that may not exceed the lesser of (i) 300% of the number of shares purchased pursuant to the corresponding Regular Purchase and (ii) 30% of the total number of shares of our Common Stock traded on The Nasdaq Capital Market during a specified period on the applicable purchase date as set forth in the Purchase Agreement. Under certain circumstances and in accordance with the Purchase Agreement, the Company may direct Lincoln Park to purchase shares in multiple accelerated purchases on the same trading day.

The Purchase Agreement prohibits us from issuing or selling to Lincoln Park under the Purchase Agreement: (i) in excess of 6,688,588 shares of our Common Stock (the “Exchange Cap”), unless we obtain stockholder approval to issue shares in excess of the Exchange Cap or the average price of all applicable sales of our Common Stock to Lincoln Park under the LPC Purchase Agreement equal or exceed the lower of (a) the Nasdaq Official Closing Price (as defined in the Purchase Agreement) immediately preceding the execution of the LPC Purchase Agreement or (b) the average of the five Nasdaq Official Closing Prices for the Common Stock immediately preceding the execution of the LPC Purchase Agreement, as adjusted in accordance with the rules of The Nasdaq Capital Market, and (ii) any shares of our Common Stock if those shares, when aggregated with all other shares of our Common Stock then beneficially owned by Lincoln Park and its affiliates would result in Lincoln Park and its affiliates having beneficial ownership of more than 9.99% of the then total outstanding shares of our Common Stock.

The LPC Purchase Agreement does not limit our ability to raise capital from other sources at our sole discretion, except that we may not enter into any equity line or similar transaction for 36 months, other than an “at-the-market” offering. The LPC Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties and agreements of us and Lincoln Park, indemnification rights and other obligations of the parties. We have the right to terminate the Purchase Agreement at any time on one business day’s notice to Lincoln Park, at no cost to us.

As consideration for entering into the Purchase Agreement, we issued 437,828 shares of our Common Stock to Lincoln Park (the “LPC Commitment Shares”). We will not receive any cash proceeds from the issuance of the LPC Commitment Shares. Also pursuant to the LPC Purchase Agreement, Lincoln Park agreed to an initial purchase of 1,000,000 shares of our Common Stock for an aggregate purchase price of $1,000,000 or $1.00 per share. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our shares of Common Stock.

The LPC Offering is being made pursuant to our effective Registration Statement on Form S-3 (File No. 333-227236) (the “Registration Statement”), which was previously filed with the SEC on September 7, 2018, and declared effective by the SEC on October 12, 2018, and the prospectus supplement related to the offering filed with the SEC on September 8, 2020. Pursuant to the Registration Rights Agreement, under certain circumstances, if the Registration Statement is no longer available for use with respect to the offering, we will be required to file additional registration statement(s).

During September 2020, the Company sold and issued an aggregate of 2.0 million shares, including the LPC Commitment Shares, under the LPC Purchase Agreement, receiving approximately $1.5 million in gross proceeds. The Company has sold and issued an aggregate of 0.6 million shares under the LPC Purchase Agreement, receiving approximately $0.4 million in gross proceeds under the LPC Purchase Agreement subsequent to September 30, 2020 through the date of this Quarterly Report on Form 10-Q. As of September 30, 2020, the Company has approximately $24.5 million available under the LPC Purchase Agreement.

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

Prior to the adoption of the 2018 Plan, the Company had maintained the Celsion Corporation 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan permitted the granting of 688,531 shares of Celsion common stock as equity awards in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, performance awards, or in any combination of the foregoing. The 2018 Plan replaced the 2007 Plan although the 2007 Plan remains in effect for awards previously granted under the 2007 Plan. Under the terms of the 2018 Plan, any shares subject to an award under the 2007 Plan which are not delivered because of the expiration, forfeiture, termination, or cash settlement of the award will become available for grant under the 2018 Plan.

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

A summary of stock option awards and restricted stock grants for the nine-months ended September 30, 2020 is presented below:

	Stock Options		Restricted Stock Awards		Weighted Average
	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Contractual Terms of Equity Awards (in years)
Equity awards outstanding at January 1, 2020	4,332,142	$2.63	8,750	$1.59

Equity awards granted	654,000	$3.48	429,855	$1.16

Options exercised	(140,864)	$2.64

Vested and issued	-	$-	(434,105)	$1.16

Equity awards forfeited, cancelled, or expired	(192,803)	$2.23	(3,500)	$1.59

Equity awards outstanding at September 30, 2020	4,652,475	$2.77	1,000	$1.59	8.0

Aggregate intrinsic value of outstanding equity awards at September 30, 2020	$–		$730

Equity awards exercisable at September 30, 2020	3,220,997	$2.85			7.6

Aggregate intrinsic value of equity awards exercisable at September 30, 2020	$–

As of September 30, 2020, there was a total of 6,505,924 shares of Celsion common stock reserved for issuance under the 2018 Plan which were comprised of 4,513,471 shares of Celsion common stock subject to equity awards previously granted under the 2018 Plan and 2007 Plan and 1,992,453 shares of Celsion common stock available for future issuance under the 2018 Plan. As of September 30, 2020, there was a total of 140,004 shares of Celsion common stock subject to outstanding inducement awards.

Total compensation cost related to stock options and restricted stock awards amounted to $417,476 and $453,680 for the three-month periods ended September 30, 2020 and 2019, respectively. Of these amounts, $164,035 and $188,264 was charged to research and development during the three-month periods ended September 30, 2020 and 2019, respectively, and $253,441 and $265,416 was charged to general and administrative expenses during the three-month periods ended September 30, 2020 and 2019, respectively.

Total compensation cost related to stock options and restricted stock awards amounted to $1,448,202 and $1,767,522 for the nine-month periods ended September 30, 2020 and 2019, respectively. Of these amounts, $542,157 and $668,058 was charged to research and development during the nine-month periods ended September 30, 2020 and 2019, respectively, and $906,045 and $1,099,464 was charged to general and administrative expenses during the nine-month periods ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, there was $1.9 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.3 years. The weighted average grant date fair values of the stock options granted was $3.07 and $1.86 during the nine-month periods ended September 30, 2020 and 2019, respectively. In connection with the Company’s annual 2019 bonus program, the Company issued 429,855 shares of common stock from the 2018 Stock Incentive Plan in lieu of paying cash for 50% of the annual bonus awards. These amounts were fully accrued for in the consolidated financial statements for the year ended December 31, 2019.

During 2020, the Company received gross proceeds of $371,895 from the issuance of 140,864 shares of common stock upon exercise of stock option awards under the 2018 Plan. All stock options were exercised under previously established 10b-5 plans. No stock options were exercised in 2019.

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

Nine Months Ended September 30,
	2020	2019
Risk-free interest rate	0.66% to 1.33%	1.69% - 2.65%
Expected volatility	100.4% to 104.8%	101.3 -106.2%
Expected life (in years)	8.0 to 10.0	6.5 - 9.2
Expected dividend yield	-%	-%

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

As of September 30, 2020, June 30, 2020 and December 31, 2019, the Company fair valued the earn-out milestone liability at $7.1 million, $6.0 million, and $5.7 million, respectively, and recognized a non-cash charge of $1.1 and $1.4 million for the three-month and nine-month periods ended September 30, 2020, respectively. In assessing the earnout milestone liability at September 30, 2020, the Company fair valued each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 50% and 50% probability for the $7.0 million and the $12.4 million payments, respectively, and at September 30, 2020, the Company fair valued each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 80% and 20% probability for the $7.0 million and the $12.4 million payments, respectively.

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

The following is a summary of the changes in the earn-out milestone liability for the nine-month period ended September 30, 2020:

Balance at January 1, 2020	$5,717,709
Non-cash loss from the change in fair value	1,397,291
Balance at September 30, 2020	$7,115,000

The following is a schedule of the Company’s risk-adjustment assessment of each milestone:

Date	Risk-adjustment Assessment of Achieving each Milestone	Discount Rate	Estimated Time to Achieve

September 30, 2020	80%	9%	0.38 to 1.38 years
June 30, 2020	80%	9%	0.54 to 1.54 years
December 31, 2019	80%	9%	1.12 to 2.12 years

September 30, 2019	80%	9%	0.92 to 1.92 years
June 30, 2019	80%	9%	0.75 to 1.75 years
December 31, 2018	80%	9%	1.25 years

Note 14. Warrants

Common Stock Warrants

Following is a summary of all warrant activity for the nine months ended September 30, 2020:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price

Warrants outstanding at December 31, 2019	626,098	$1.87
Warrants issued during the nine months ended September 30, 2020	3,522,525	$1.21
Warrants cancelled during the nine months ended September 30, 2020	(95,057)	$2.63

Warrants outstanding at September 30, 2020	4,053,566	$1.28

Aggregate intrinsic value of outstanding warrants at September 30, 2020	$144,000

Schedule of weighted average exercise price and remaining contractual terms at September 30, 2020	Warrants provided to EGWU, Inc. (Note 13)	All other warrants

Number of warrants issued	200,000	3,853,566
Weighted average exercise price	$0.01	$1.35
Weighted average contractual terms remaining	No expiration	5.0 years

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

Following is a table of the lease payments and maturity of our operating lease liabilities as of September 30, 2020:

For the year ending December 31,
Remainder of 2020	$131,863
2021	530,734
2022	535,579
2023	233,116
2024 and thereafter	-
Subtotal future lease payments	1,431,292
Less imputed interest	(186,581)
Total lease liabilities	$1,244,711

Weighted average remaining life	2.7 years

Weighted average discount rate	9.98%

For the three-month and nine-month periods ended September 30, 2020, operating lease expense was $130,595 and $391,785, respectively and cash paid for operating leases included in operating cash flows was $131,863 and $393,947, respectively. For the three-month and nine-month periods ended September 30, 2019, operating lease expense was $130,595 and $391,785, respectively and cash paid for operating leases included in operating cash flows was $130,631 and $355,216, respectively.

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

On April 24, 2020, the Company, the Individual Defendants, and the plaintiff (the “Parties”) entered into a Settlement Agreement and Release (the “Settlement Agreement”), which memorializes the terms of the Parties’ settlement of the Shareholder Action (the “Settlement”). The Settlement calls for repricing of certain stock options and payment of plaintiff legal fees of $187,500. On July 24, 2020, the Court issued an order approving the Parties’ proposed form of notice to shareholders regarding the Settlement. On August 3, 2020, the Company filed notice of the Settlement Agreement on Form 8-K as filed with the SEC. A hearing was held on September 8, 2020 whereby the Court issued a final approval approving the Settlement. Pursuant to the Settlement, the Company paid $187,500 on October 1, 2020.

On October 29, 2020, a putative securities class action was filed against the Company and certain of its officers and directors (the “Spar Individual Defendants”) in the United States District Court for the District of New Jersey, captioned Spar v. Celsion Corporation, et al., Case No. 1:20-cv-15228. The plaintiff alleges that the Company and Individual Defendants made false and misleading statements regarding one of the Company’s product candidates, ThermoDox®, and brings claims for damages under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all Defendants, and under Section 20(a) of the Exchange Act of 1934 against the Spar Individual Defendants. The Company believes that the case is without merit and intend to defend it vigorously. Due to the early stage of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

On October 13, 2020, we received notice from The Nasdaq Stock Market (“Nasdaq”) that the closing bid price for our common stock had been below $1.00 per share for the previous 30 consecutive business days, and that we are therefore not in compliance with the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Rule”). Nasdaq’s notice has no immediate effect on the listing or trading of our common stock on The Nasdaq Capital Market. The notice indicates that we will have 180 calendar days, until April 12, 2021, to regain compliance with this requirement. We can regain compliance with the $1.00 minimum bid listing requirement if the closing bid price of our common stock is at least $1.00 per share for a minimum of ten (10) consecutive business days during the 180-day compliance period. If we do not regain compliance during the initial compliance period, we may be eligible for additional time to regain compliance. To qualify, we will be required to meet the continued listing requirement for market value of our publicly held shares and all other Nasdaq initial listing standards, except the bid price requirement, and will need to provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period. If we meet these requirements, we expect that Nasdaq will grant us an additional 180 calendar days to regain compliance with the minimum bid price requirement. If it appears to Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible, we expect that Nasdaq will notify us that our common stock will be subject to delisting. We will have the right to appeal a determination to delist our common stock, and our common stock would remain listed on The Nasdaq Capital Market until the completion of the appeal process. We intend to actively monitor the minimum bid price of our common stock and may, as appropriate, consider available options to regain compliance with the Rule.

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

Strategic and Clinical Overview

Celsion is a fully integrated oncology company focused on developing a portfolio of innovative cancer treatments, including immunotherapies, DNA-based therapies and directed chemotherapies. The Company’s product pipeline includes GEN-1, a DNA-based immunotherapy for the localized treatment of ovarian cancer and ThermoDox®, a proprietary heat-activated liposomal encapsulation of doxorubicin, currently in Phase III development for the treatment of primary liver cancer and in development for other cancer indications. Celsion has two feasibility stage platform technologies for the development of novel nucleic acid-based immunotherapies and other anti-cancer DNA or RNA therapies. Both are novel synthetic, non-viral vectors with demonstrated capability in nucleic acid cellular transfection. With these technologies we are working to develop and commercialize more efficient, effective, and targeted oncology therapies that maximize efficacy while minimizing side effects common to cancer treatments.

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

On October 12, 2020, the Company issued a letter to stockholders providing an update on the ongoing data analysis from its Phase III OPTIMA Study with ThermoDox® as well as growing interest among clinical investigators in conducting studies with ThermoDox® as a monotherapy or in combination with other therapies. In summary, the Company will continue to report findings from these independent statistical analyses before the end of the year, either or both of which will guide our decision to continue to follow patients to the final analysis at 197 or more deaths, a milestone that should be reached sometime in mid-2021.

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

We initiated the OVATION Study at four clinical sites at the University of Alabama at Birmingham, Oklahoma University Medical Center, Washington University in St. Louis, and the Medical College of Wisconsin. During 2016 and 2017, we announced data from the first fourteen patients in the OVATION Study, who completed treatment. On October 3, 2017, we announced final clinical and translational research data from the OVATION Study.

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

In March 2020, the Company announced encouraging initial clinical data from the first 15 patients enrolled in the ongoing Phase I/II OVATION 2 Study for patients newly diagnosed with Stage III and IV ovarian cancer. The OVATION 2 Study combines GEN-1, the Company’s IL-12 gene-mediated immunotherapy, with standard-of-care neoadjuvant chemotherapy (NACT). Following NACT, patients undergo interval debulking surgery (IDS), followed by three additional cycles of chemotherapy.

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

Technology Development and Licensing Agreements. Our current efforts and resources are applied on the development and commercialization of cancer drugs including tumor-targeting chemotherapy treatments using focused heat energy in combination with heat-activated drug delivery systems, immunotherapies, and RNA-based therapies.

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

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the U.S. Food and Drug Administration. The Company has not generated significant revenue and has incurred significant net losses in each year since our inception. As of September 30, 2020, the Company has incurred approximately $309 million of cumulative net losses and we had approximately $18.3 million in cash, investment securities, and interest receivable. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

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

COVID-19 Pandemic

In January 2020, the World Health Organization (“WHO”) declared an outbreak of coronavirus, COVID-19, to be a “Public Health Emergency of International Concern,” and the U.S. Department of Health and Human Services declared a public health emergency to aid the U.S. healthcare community in responding to COVID-19. This virus has spread to over 100 countries, including the United States. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic impacts of the pandemic has introduced significant volatility in the financial markets. The Company did not observe significant impacts on its business or results of operations for the three-month and nine-month periods ended September 30, 2020 due to the global emergence of COVID-19. While the extent to which COVID-19 impacts the Company’s future results will depend on future developments, the pandemic and associated economic impacts could result in a material impact to the Company’s future financial condition, results of operations and cash flows.

The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. The disruptions caused by COVID-19 may also disrupt the clinical trials process and enrolment of patients. This may delay commercialization efforts. The Company continues to monitor its operating activities in light of these events and it is reasonably possible that the virus could have a negative effect on the Company’s financial condition and results of operations. The specific impact, if any, is not readily determinable as of the date of these financial statements.

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

On July 13, 2020, the Company announced that it has received a recommendation from the independent Data Monitoring Committee (DMC) to consider stopping the global Phase III OPTIMA Study of ThermoDox® in combination with radiofrequency ablation (RFA) for the treatment of hepatocellular carcinoma (HCC), or primary liver cancer. The recommendation was made following the second pre-planned interim safety and efficacy analysis by the DMC on July 9, 2020. The DMC’s analysis found that the pre-specified boundary for stopping the trial for futility of 0.900 was crossed with an actual value of 0.903. The Company followed the advice of the DMC and considered its options to either stop the study or continue to follow patients after a thorough review of the data, and an evaluation of the probability of success. Timing for this decision was made less urgent by the fact that the OPTIMA Study has been fully enrolled since August 2018 and that the vast majority of the trial expenses have already been incurred. On August 4, 2020, the Company issued a press release announcing it will continue following patients for overall survival (“OS”), noting that the unexpected and marginally crossed futility boundary, suggested by the Kaplan-Meier analysis at the second interim analysis on July 9, 2020, may be associated with a data maturity issue. On October 12, 2020, the Company issued a letter to stockholders providing an update on the ongoing data analysis from its Phase III OPTIMA Study with ThermoDox® as well as growing interest among clinical investigators in conducting studies with ThermoDox® as a monotherapy or in combination with other therapies. In summary, the Company will continue to report findings from these independent statistical analyses before the end of the year, either or both of which will guide our decision to continue to follow patients to the final analysis at 197 or more deaths, a milestone that should be reached sometime in mid-2021.

During 2019 and 2018, the Company submitted applications to sell a portion of the Company’s State of New Jersey net operating losses as part of the Technology Business Tax Certificate Program sponsored by The New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused NOLs and unused research and development credits are allowed to sell these benefits to other New Jersey-based companies. In 2018 and 2019, the Company sold NOLs totaling $13 million receiving net proceeds of $12.2 million. In June 2020 and as updated in September 2020, the Company filed an application with the New Jersey Economic Development Authority to sell substantially all of its remaining State of New Jersey net operating losses totaling $2.0 million available under the program.

In June 2018, the Company entered into the Horizon Credit Agreement with Horizon Technology Finance Corporation (“Horizon”) that provided $10 million in new capital (the “Horizon Credit Agreement”). The obligations under the Horizon Credit Agreement are secured by a first-priority security interest in substantially all assets of Celsion other than intellectual property assets. Payments under the loan agreement are interest only (calculated based on one-month LIBOR plus 7.625%) for the first twenty-four (24) months through July 2020, followed by a 24-month amortization period of principal and interest starting on August 1, 2020 and ending through the scheduled maturity date. On August 28, 2020, in connection with the Amendment to the Horizon Credit Agreement, Celsion repaid $5 million of the initial $10 million and $0.2 million in related end of term charges, and the remaining $5 million in obligations were restructured as more fully discussed in Note 10.

With $18.3 million in cash, investments, interest receivable and up to $2.0 million in potential proceeds from the sale of the 2019 State of New Jersey net operating losses, coupled with $10.8 million of remaining availability under the Capital-on-Demand™ Sales Agreement with JonesTrading Institutional Services LLC, as well as up to $24.5 million of remaining availability under the LPC Purchase Agreement with Lincoln Park Capital Fund, LLC, the Company believes it has sufficient capital resources to fund its operations through the end of 2021.

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

Financing Overview

Equity, Debt and Other Forms of Financing

During the fourth quarters of 2019 and 2018, the Company received eligibility from the New Jersey Economic Development Authority to sell $11.1 million and $1.9 million, respectively, of its unused New Jersey net operating losses under the Technology Business Tax Certificate Program, and after selling these net operating losses, received $10.4 million and $1.8 million of non-dilutive funding in the fourth quarter of 2018 and second quarter of 2020, respectively. In June 2020 and as updated in September 2020, the Company filed an application with the New Jersey Economic Development Authority to sell substantially all the remaining $2.0 million of its State of New Jersey net operating losses available under the program.

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

In June 2018, the Company entered into a Credit Agreement with Horizon that provided $10 million in capital. The obligations under the Horizon Credit Agreement are secured by a first-priority security interest in substantially all assets of Celsion other than intellectual property assets. Payments under the loan agreement are interest only (calculated based on one-month LIBOR plus 7.625%) for the first twenty-four (24) months after through July 2020, closing, followed by a 24-month amortization period of principal and interest starting on August 1, 2020 and ending through the scheduled maturity date. On August 28, 2020, in connection with an amendment to the Horizon Credit Agreement, Celsion repaid $5 million of the $10 million loan and $0.2 million in related end of term charges, and the remaining $5 million in obligations were restructured as more fully discussed in Note 10.

During 2019 and thus far in 2020, we issued a total of 17.8 million shares of common stock in the following equity transactions raising approximately $30.7 million in gross proceeds.

●	On June 22, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc. (the “Underwriter”), relating to the issuance and sale (the “Underwritten Offering”) of approximately 2.7 million shares of the Company’s common stock. Pursuant to the terms of the Underwriting Agreement, the Underwriter purchased the shares at a price of $3.4875 per share. The Underwriter offered the shares at a public offering price of $3.75 per share, reflecting an underwriting discount equal to $0.2625, or 7.0% of the public offering price. The net proceeds to the Company from the Underwritten Offering, after deducting the underwriting discount and estimated offering expenses payable by the Company, are approximately $9.1 million. The Underwritten Offering closed on June 24, 2020 and was made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333- 227236) filed with the Securities and Exchange Commission on September 7, 2018, and declared effective on October 12, 2018, including the base prospectus dated October 12, 2018 included therein and the related prospectus supplement.

●	On February 27, 2020, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with several institutional investors, pursuant to which we agreed to issue and sell, in a registered direct offering (the “February 2020 Offering”), an aggregate of 4.6 million shares (the “Shares”) of our common stock at an offering price of $1.05 per share for gross proceeds of approximately $4.8 million before the deduction of the Placement Agent fees and offering expenses. The Shares were offered by the Company pursuant to a registration statement on Form S-3 (File No. 333-227236). The Purchase Agreement contained customary representations, warranties and agreements by the Company and customary conditions to closing. In a concurrent private placement (the “Private Placement”), the Company issued to the investors that participated in the February Offering, for no additional consideration, warrants, to purchase up to 3.0 million shares of Common Stock (the “Original Warrants”). The Original Warrants were initially exercisable six months following their and were set to expire on the five-year anniversary of such initial exercise date. The Warrants had an exercise price of $1.15 per share subject to adjustment as provided therein. On March 12, 2020 the Company entered into private exchange agreements (the “Exchange Agreements”) with holders the Warrants. Pursuant to the Exchange Agreements, in return for a higher exercise price of $1.24 per share of Common Stock, the Company issued new warrants to the Investors to purchase up to 3.2 million shares of Common Stock (the “Exchange Warrants”) in exchange for the Original Warrants. The Exchange Warrants, like the Original Warrants, are initially exercisable six months following their issuance (the “Initial Exercise Date”) and expire on the five-year anniversary of their Initial Exercise Date. Other than having a higher exercise price, different issue date, Initial Exercise Date and expiration date, the terms of the Exchange Warrants are identical to those of the Original Warrants.

●	On August 31, 2018, the Company entered into the 2018 Aspire Purchase Agreement with Aspire Capital Fund LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock over the 24-month term of the 2018 Aspire Purchase Agreement. On October 12, 2018, the Company filed with the SEC a prospectus supplement to the 2018 Shelf Registration Statement registering all of the shares of common stock that may be offered to Aspire Capital from time to time. The timing and amount of sales of the Company’s common stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company but is obligated to make purchases from the Company as directed by the Company in accordance with the Purchase Agreement. There were no limitations on use of proceeds, financial or business covenants, restrictions on future funding, rights of first refusal, participation rights, penalties, or liquidated damages in the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement in 2018, the Company issued to Aspire Capital 164,835 Commitment Shares. The 2018 Aspire Purchase Agreement could be terminated by the Company at any time, at its discretion, without any cost to the Company. During 2019 the Company sold and issued an aggregate of 3.3 million shares under the Purchase Agreement, receiving approximately $6.3 million. All proceeds from the Company received under the 2018 Aspire Purchase Agreement were used for working capital and general corporate purposes. As a result of the Company and Aspire Capital entering into a new purchase agreement on October 28, 2019 discussed in the next paragraph, the 2018 Aspire Purchase Agreement was terminated. The Company sold a total of 3.4 million shares receiving $6.5 million under the 2018 Aspire Agreement during 2018 through its termination in 2019.

●	On October 28, 2019, Company entered into the 2019 Aspire Purchase Agreement with Aspire Capital. The terms and conditions pursuant to the 2019 Aspire Purchase Agreement were substantially similar to the 2018 Aspire Purchase Agreement. Pursuant to the new 2019 Aspire Purchase Agreement, Aspire Capital was committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 24-month term of the 2019 Aspire Purchase Agreement. Concurrently with entering into the 2019 Aspire Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital (the “Registration Rights Agreement”), in which the Company agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act, registering the sale of the shares of the Company’s common stock that have been and may be issued to Aspire Capital under the 2019 Aspire Purchase Agreement. In consideration for entering into the 2019 Aspire Purchase Agreement, the Company issued to Aspire Capital an additional 0.1 million Commitment Shares. On November 8, 2019, the Company filed with the SEC a Registration Statement on Form S-1 registering all the shares of common stock that may be offered to Aspire Capital from time to time under the 2019 Aspire Purchase Agreement. During 2019, the Company sold 0.5 million shares of common stock under the 2019 Aspire Purchase Agreement, receiving approximately $0.7 million in gross proceeds. On March 5, 2020, the Company delivered notice to Aspire Capital terminating the 2019 Aspire Purchase Agreement effective as of March 6, 2020. During the first quarter of 2020 though the date of termination, the Company sold 1.0 million shares of common stock under the 2019 Aspire Purchase Agreement and received $1.6 million in gross proceeds.

●	On December 4, 2018, the Company entered into a new Capital on DemandTM Sales Agreement (the “Capital on Demand Agreement”) with JonesTrading Institutional Services LLC, as sales agent (“JonesTrading”), pursuant to which the Company may offer and sell, from time to time, through JonesTrading shares of common stock having an aggregate offering price of up to $16.0 million. The Company intends to use the net proceeds from the offering, if any, for general corporate purposes, including research and development activities, capital expenditures and working capital. The Company is not obligated to sell any Common Stock under the Capital on Demand Agreement and, subject to the terms and conditions of the Capital on Demand Agreement, JonesTrading will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The Nasdaq Capital Market, to sell common stock from time to time based upon Celsion’s instructions, including any price, time or size limits or other customary parameters or conditions the Company may impose. Under the Capital on Demand Agreement, JonesTrading may sell common stock by any method deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act. The Capital on Demand Agreement will terminate upon the earlier of (i) the sale of all shares of our common stock subject to the Sales Agreement, and (ii) the termination of the Capital on Demand Agreement by JonesTrading or Celsion. The Capital on Demand Agreement may be terminated by JonesTrading or the Company at any time upon 10 days’ notice to the other party, or by JonesTrading at any time in certain circumstances, including the occurrence of a material adverse change in the Company. During 2019 and in 2020 thus far, the Company sold 0.5 million and 2.5 million shares of common stock under the Capital on Demand Agreement, respectively, receiving gross proceeds of approximately $1.0 million and $4.5 million, respectively.

●	On September 8, 2020, the Company entered into a purchase agreement (the “LPC Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right to sell to Lincoln Park up to $26.0 million of shares of the Company’s Common Stock at the Company’s discretion as described below (the “ LPC Offering”). Over the 36-month term of the LPC Purchase Agreement, we have the right, but not the obligation, from time to time, in our sole discretion and subject to certain conditions, including that the closing price of our Common Stock is not below $0.25 per share, to direct Lincoln Park to purchase up to an aggregate amount of $26.0 million (subject to certain limitations) of shares of Common Stock. Under the Purchase Agreement, on any business day selected by us, we may direct Lincoln Park to purchase up to 400,000 shares (the “Regular Purchase Share Limit”) of our Common Stock (each such purchase, a “Regular Purchase”). Lincoln Park’s maximum obligation under any single Regular Purchase will not exceed $1,500,000 unless we mutually agree to increase the maximum amount of such Regular Purchase. The purchase price for shares of Common Stock to be purchased by Lincoln Park under a Regular Purchase will be the equal to the lower of (in each case, subject to the adjustments described in the LPC Purchase Agreement): (i) the lowest sale price for our Common Stock on The Nasdaq Capital Market on the applicable purchase date, and (ii) the arithmetic average of the three lowest sale prices for our Common Stock on The Nasdaq Capital Market during the ten trading days prior to the purchase date. If we direct Lincoln Park to purchase the maximum number of shares of Common Stock we then may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the LPC Purchase Agreement, we may direct Lincoln Park to make an “accelerated purchase” of an additional amount of Common Stock that may not exceed the lesser of (i) 300% of the number of shares purchased pursuant to the corresponding Regular Purchase and (ii) 30% of the total number of shares of our Common Stock traded on The Nasdaq Capital Market during a specified period on the applicable purchase date as set forth in the Purchase Agreement. Under certain circumstances and in accordance with the Purchase Agreement, the Company may direct Lincoln Park to purchase shares in multiple accelerated purchases on the same trading day. The Purchase Agreement prohibits us from issuing or selling to Lincoln Park under the Purchase Agreement: (i) in excess of 6,688,588 shares of our Common Stock (the “Exchange Cap”), unless we obtain stockholder approval to issue shares in excess of the Exchange Cap or the average price of all applicable sales of our Common Stock to Lincoln Park under the LPC Purchase Agreement equal or exceed the lower of (a) the Nasdaq Official Closing Price (as defined in the Purchase Agreement) immediately preceding the execution of the LPC Purchase Agreement or (b) the average of the five Nasdaq Official Closing Prices for the Common Stock immediately preceding the execution of the LPC Purchase Agreement, as adjusted in accordance with the rules of The Nasdaq Capital Market, and (ii) any shares of our Common Stock if those shares, when aggregated with all other shares of our Common Stock then beneficially owned by Lincoln Park and its affiliates would result in Lincoln Park and its affiliates having beneficial ownership of more than 9.99% of the then total outstanding shares of our Common Stock. The LPC Purchase Agreement does not limit our ability to raise capital from other sources at our sole discretion, except that we may not enter into any equity line or similar transaction for 36 months, other than an “at-the-market” offering. The LPC Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties and agreements of us and Lincoln Park, indemnification rights and other obligations of the parties. We have the right to terminate the Purchase Agreement at any time on one business days’ notice to Lincoln Park, at no cost to us. As consideration for entering into the Purchase Agreement, we issued 437,828 shares of our Common Stock to Lincoln Park (the “LPC Commitment Shares”). We will not receive any cash proceeds from the issuance of the LPC Commitment Shares. Also pursuant to the Purchase Agreement, Lincoln Park has agreed to an initial purchase of 1,000,000 shares of our Common Stock for an aggregate purchase price of $1,000,000 or $1.00 per share. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our shares of Common Stock. The Offering is being made pursuant to our effective Registration Statement on Form S-3 (File No. 333-227236) (the “Registration Statement”), which was previously filed with the SEC on September 7, 2018, and declared effective by the SEC on October 12, 2018, and the prospectus supplement related to the Offering filed with the SEC on September 8, 2020. Pursuant to the Registration Rights Agreement, under certain circumstances, if the Registration Statement is no longer available for use with respect to the Offering, we will be required to file additional registration statement(s). During 2020 and thus far, the Company sold and issued an aggregate of 2.6 million shares, including the LPC Commitment Shares, under the LPC Purchase Agreement, receiving approximately $1.8 million in gross proceeds.

Significant Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our 2019 Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 25, 2020.

In June 2016, the FASB issued Accounting Standard Update No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which modifies the measurement of expected credit losses on certain financial instruments. The Company is considering adopting ASU 2016-13 in its first quarter of 2021 utilizing the modified retrospective transition method. Based on the composition of the Company’s investment portfolio and current market conditions, the adoption of ASU 2016-13 is not expected to have a material impact on its consolidated financial statements.

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

FINANCIAL REVIEW FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

Results of Operations

For the three months ended September 30, 2020, our net loss was $8.1 million compared to a net loss of $5.5 million for the same three-month period of 2019. For the nine months ended September 30, 2020, our net loss was $18.5 million compared to a net loss of $13.7 million for the same nine-month period of 2019.

With $18.3 million in cash, investments, interest receivable and income tax receivable at September 30, 2020, coupled with future sales of the Company’s State of New Jersey net operating losses well as the remaining availability under the Capital on Demand Equity Agreement and the LPC Purchase Agreement, the Company believes it has sufficient capital resources to fund its operations through the end of 2021.

	Three Months Ended September 30,
	(In thousands)		Change Increase (Decrease)
	2020	2019		%
Licensing Revenue:	$125	$125	$-	-%

Operating Expenses:
Clinical Research	1,880	3,304	(1,424)	(43.1)%
Chemistry, Manufacturing and Controls	612	370	242	65.4%
Research and development expenses	2,492	3,674	(1,182)	(32.2)%
General and administrative expenses	1,793	1,838	(45)	(2.4)%
Total operating expenses	4,285	5,512	(1,227)	(22.3)%
Loss from operations	$(4,160)	$(5,387)	$(1,227)	(22.8)%

	Nine Months Ended September 30,
	(In thousands)		Change Increase (Decrease)
	2020	2019		%
Licensing Revenue:	$375	$375	$-	-%

Operating Expenses:
Clinical Research	6,793	8,886	(2,093)	(23.6)%
Chemistry, Manufacturing and Controls	1,742	1,114	628	56.4%
Research and development expenses	8,535	10,000	(1,465)	(14.7)%
General and administrative expenses	5,533	6,193	(660)	(10.6)%
Total operating expenses	14,068	16,193	(2,125)	(13.1)%
Loss from operations	$(13,693)	$(15,818)	$(2,125)	(13.4)%

Comparison of the Three Months Ended September 30, 2020 and 2019

Licensing Revenue

In January 2013, we entered a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter of 2013 has been recorded to deferred revenue and will be amortized over the ten-year term of the agreement; therefore, we recorded deferred revenue of $125,000 in each of the third quarters of 2020 and 2019.

Research and Development Expenses

Research and development (“R&D”) expenses decreased by $1.2 million to $2.5 million in the third quarter of 2020 from $3.7 million in the same period of 2019. Costs associated with the OPTIMA Study decreased to $0.5 million in the third quarter of 2020 compared to $1.2 million in the same period of 2019. Costs associated the OVATION 2 Study were comparable at $0.2 million in each of the third quarters of 2020 and 2019. During the third quarter of 2020, the Company began enrollment in the Phase II portion of the OVATION II Study. Regulatory costs were $0.1 million in the third quarter of 2020 compared to $0.2 million in the same period of 2019. Other clinical costs were $0.5 million in the third quarter of 2020 compared to $0.8 million in the same period of 2019. Costs associated with the development of GEN-1 to support the OVATION 2 Study were $0.7 million in the third quarter of 2020 compared to $0.8 million in the same period of 2019. Production costs associated with the development of ThermoDox® increased to $0.6 million in the third quarter of 2020 compared to $0.4 million in the same period of 2019.

General and Administrative Expenses

General and administrative expenses were comparable at $1.8 million in each of the third quarters of 2020 and 2019.

Impairment of IPR&D Liability

IPR&D is reviewed for impairment at least annually as of our third quarter ended September 30 by assessing if any events or changes in circumstances have occurred which indicate that the carrying value of the assets might not be recoverable. At September 30, 2020, after our assessment of the totality of the events that could impair IPR&D, the Company determined certain IPR&D assets related to the development of its GBM product candidate may be impaired. To arrive at this determination, the Company assessed the status of studies in GBM conducted by its competitors and the Company’s strategic commitment of resources to its studies in primary liver cancer and ovarian cancer. The Company concluded that the GBM asset, valued at $2.4 million, was fully impaired and wrote off the GBM asset, incurring a non-cash charge of $2.4 million in the third quarter of 2020. During 2019, the Company concluded no IPR&D asset was impaired during that period.

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

As of September 30, 2020, and June 30, 2020, the Company fair valued the earn-out milestone liability at $7.1 million and $6.0 million, respectively and recognized a non-cash charge of $1.1 million during the third quarter of 2020. In assessing the earnout milestone liability at September 30, 2020, the Company fair valued each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 50% and 50% probability for the $7.0 million and the $12.4 million payments, respectively.

As of September 30, 2019, and June 30, 2019, the Company fair valued the earn-out milestone liability at $5.8 million and $5.9 million, respectively and recognized a non-cash gain of $0.1 million during the third quarter of 2019. In assessing the earnout milestone liability at September 30, 2019, the Company the fair valued each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 80% and 20% probability for the $7.0 million and the $12.4 million payments, respectively.

Investment income and interest expense

The Company realized $0.2 million of investment income from its short-term investments during the third quarter of 2019. Investment income was insignificant in the third quarter of 2020

In connection with the Horizon Credit Agreement, the Company incurred $0.5 million and $0.3 million in interest expense in each of the third quarters of 2020 and 2019, respectively.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Licensing Revenue

In January 2013, we entered a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter of 2013 has been recorded to deferred revenue and will be amortized over the ten-year term of the agreement; therefore, we recorded deferred revenue of $375,000 in each of the first nine months of 2020 and 2019.

Research and Development Expenses

R&D expenses decreased by $1.5 million to $8.5 million in the first nine-months of 2020 from $10.0 million in the same period of 2019. Costs associated with the OPTIMA Study decreased to $1.8 million in the first nine months of 2020 compared to $3.3 million in the same period of 2019. Costs associated with the OVATION 2 Study increased to $0.7 million in the first nine months of 2020 compared to $0.4 million in the same period of 2019. Regulatory costs were $0.5 million in the first nine-months of 2020 compared to $0.9 million in the same period of 2019. Other clinical costs were $1.5 million in the first nine months of 2020 compared to $2.0 million in the same period of 2019. Costs associated with the development of GEN-1 to support the OVATION 2 Study were $2.3 million in the first nine months of 2020 compared to $2.3 million in the same period of 2019. Production costs associated with the development of ThermoDox® increased to $1.7 million in the first nine months of 2020 compared to $1.1 million in the same period of 2019.

General and Administrative Expenses

General and administrative expenses decreased to $5.5 million in the first nine-months of 2020 compared to $6.2 million in the same period of 2019. This decrease is primarily attributable to lower personnel costs and professional fees in the first nine months of 2020 when compared to the same period of 2019.

Impairment of IPR&D Liability

IPR&D is reviewed for impairment at least annually as of our third quarter ended September 30 by assessing if any events or changes in circumstances have occurred which indicate that the carrying value of the assets might not be recoverable. At September 30, 2020, after our assessment of the totality of the events that could impair IPR&D, the Company determined certain IPR&D assets related to the development of its GBM product candidate may be impaired. To arrive at this determination, the Company assessed the status of studies in GBM conducted by its competitors and the Company’s strategic commitment of resources to its studies in primary liver cancer and ovarian cancer. The Company concluded that the GBM asset, valued at $2.4 million, was fully impaired and wrote off the GBM asset, incurring a non-cash charge of $2.4 million in the third quarter of 2020. During 2019, the Company concluded no IPR&D asset was impaired during that period.

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

As of September 30, 2020, and December 31, 2019, the Company fair valued the earn-out milestone liability at $7.1 million and $5.7 million, respectively and recognized a non-cash charge of $1.4 million during the first nine-months of 2020. In assessing the earnout milestone liability at September 30, 2020, the Company fair valued each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 50% and 50% probability for the $7.0 million and the $12.4 million payments, respectively.

As of September 30, 2019, and December 31, 2018, the Company fair valued the earn-out milestone liability at $5.8 million and $8.9 million, respectively and recognized a non-cash benefit of $3.1 million during the first nine-months of 2019. In assessing the earnout milestone liability at September 30, 2019, the Company the fair valued each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 80% and 20% probability for the $7.0 million and the $12.4 million payments, respectively.

Investment income and interest expense

The Company realized $0.1 million and $0.4 million of investment income from its short-term investments during the first half of 2020 and 2019, respectively.

In connection with the Horizon Credit Agreement, the Company incurred $0.7 million in interest expense in each of the first halves of 2020 and 2019.

Financial Condition, Liquidity and Capital Resources

Since inception we have incurred significant losses and negative cash flows from operations. We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities and amounts received under our product licensing agreement with Yakult and our technology development agreement with Hisun. The process of developing and commercializing ThermoDox®, GEN-1 and other product candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts. We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future. Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $309 million at September 30, 2020.

At September 30, 2020 we had total current assets of $19.9 million (including cash and cash equivalents of $18.3 million) and current liabilities of $5.4 million, resulting in net working capital of $14.5 million. At December 31, 2019 we had total current assets of $16.2 million (including cash, cash equivalents, short-term investment, interest receivable of $14.9 million) and current liabilities of $7.9 million, resulting in net working capital of $8.3 million. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

Net cash used in operating activities for the first nine-months of 2020 was $11.9 million. Net cash provided by investing activities was $7.9 million during the first nine-months of 2020. Net cash provided by financing activities was $15.4 million during the first nine-months of 2020 from net proceeds received through the sale of our common stock partially which offset by $5.2 million loan and end of term fee payment in connection with the Amendment to the Horizon Credit Agreement. The Company also received $1.3 million from two PPP Loans in 2020 pursuant to the CARES Act which have been paid back in full as of September 30, 2020.

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

Item 4. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Exchange Act of 1934. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2020, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the SEC.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On September 20, 2019, a purported stockholder of the Company filed a derivative and putative class action lawsuit against the Company and certain officers and directors (the “Shareholder Action”). The Company was a defendant in this derivative and putative class action lawsuit in the Superior Court of New Jersey, Chancery Division, filed by a shareholder against the Company (as both a class action defendant and nominal defendant), and certain of its officers and directors (the “Individual Defendants”), with the caption O’Connor v. Braun et al., Docket No. MER-C-000068-19. The Shareholder Action alleged breaches of the defendants’ fiduciary duties based on allegations that the defendants omitted or made improper statements when seeking shareholder approval of the 2018 Stock Incentive Plan. The Shareholder Action sought, among other things, any damages sustained by the Company as a result of the defendants’ alleged wrongdoing, a declaratory judgment against all defendants invalidating the 2018 Stock Incentive Plan and declaring any awards made under the Plan invalid, rescinded, and subject to disgorgement, an order disgorging the equity awards granted to the Individual Defendants under the 2018 Stock Incentive Plan, and attorneys’ fees and costs. Without admitting the validity of any of the claims asserted in the Shareholder Action, or any liability with respect thereto, and expressly denying all allegations of wrongdoing, fault, liability, or damage against the Company and the Individual Defendants arising out of any of the conduct, statements, acts or omissions alleged, or that could have been alleged, in the Shareholder Action, the Company and the Individual Defendants concluded that it is desirable that the claims be settled on the terms and subject to the conditions set forth in the Settlement Agreement. The Company and the Individual Defendants are entering into the Settlement Agreement for settlement purposes only and solely to avoid the cost and disruption of further litigation.

On April 24, 2020, the Company, the Individual Defendants, and the plaintiff (the “Parties”) entered into a Settlement Agreement and Release (the “Settlement Agreement”), which memorializes the terms of the Parties’ settlement of the Shareholder Action (the “Settlement”). The Settlement calls for repricing of certain stock options and payment of plaintiff legal fees of $187,500. On July 24, 2020, the Court issued an order approving the Parties’ proposed form of notice to shareholders regarding the Settlement. On August 3, 2020, the Company filed notice of the Settlement Agreement on Form 8-K as filed with the SEC. A hearing was held on September 8, 2020 whereby the Court issued a final approval approving the Settlement. Pursuant to the Settlement, the Company paid $187,500 on October 1, 2020.

On October 29, 2020, a putative securities class action was filed against the Company and certain of its officers and directors (the “Spar Individual Defendants”) in the United States District Court for the District of New Jersey, captioned Spar v. Celsion Corporation, et al., Case No. 1:20-cv-15228. The plaintiff alleges that the Company and Individual Defendants made false and misleading statements regarding one of the Company’s product candidates, ThermoDox®, and brings claims for damages under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all Defendants, and under Section 20(a) of the Exchange Act of 1934 against the Spar Individual Defendants. The Company believes that the case is without merit and intend to defend it vigorously. Due to the early stage of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

Item 1A. Risk Factors

The following is a summary of the risk factors, uncertainties, and assumptions that we believe are most relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ significantly from expected or historical results and our forward-looking statements. We note these factors for investors as permitted by Section 21E of the Exchange Act and Section 27A of the Securities Act. Additional risks that we currently believe are immaterial may also impair our business operations. Investors should carefully consider the risks described below before making an investment decision and understand that it is not possible to predict or identify all such factors. Consequently, investors should not consider the following to be a complete discussion of all potential risks or uncertainties that may impact our business. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition, or results of operations. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. The description provided in this Item 1A includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on March 25, 2020 with the SEC. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report and our other filings made from time to time with the SEC.

RISKS RELATED TO OUR BUSINESS

We have a history of significant losses from operations and expect to continue to incur significant losses for the foreseeable future.

Since our inception, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $309 million at September 30, 2020. For the year ended December 31, 2019 and the nine-months ended September 30, 2020, we incurred net losses of $16.9 million and $18.5 million, respectively. We currently have no product revenue and do not expect to generate any product revenue for the foreseeable future. Because we are committed to continuing our product research, development, clinical trial and commercialization programs, we will continue to incur significant operating losses unless and until we complete the development of ThermoDox®, GEN-1 and other new product candidates and these product candidates have been clinically tested, approved by the United States Food and Drug Administration (FDA) and successfully marketed. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, us or our collaborators successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, delays or setbacks we may experience associated with our preclinical studies, clinical trials, third parties, or supply chain due to the COVID-19 pandemic, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we or our collaborators are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

On July 13, 2020, the Company announced that it has received a recommendation from the independent Data Monitoring Committee (DMC) to consider stopping the global Phase III OPTIMA Study of ThermoDox® in combination with radiofrequency ablation (RFA) for the treatment of hepatocellular carcinoma (HCC), or primary liver cancer. The recommendation was made following the second pre-planned interim safety and efficacy analysis by the DMC on July 9, 2020. The DMC’s analysis found that the pre-specified boundary for stopping the trial for futility of 0.900 was crossed with an actual value of 0.903. The Company followed the advice of the DMC and considered its options to either stop the study or continue to follow patients after a thorough review of the data, and an evaluation of the probability of success. Timing for this decision was made less urgent by the fact that the OPTIMA Study has been fully enrolled since August 2018 and that the vast majority of the trial expenses have already been incurred. On August 4, 2020, the Company issued a press release announcing it will continue following patients for overall survival (“OS”), noting that the unexpected and marginally crossed futility boundary, suggested by the Kaplan-Meier analysis at the second interim analysis on July 9, 2020, may be associated with a data maturity issue. On October 12, 2020, the Company issued a letter to stockholders providing an update on the ongoing data analysis from its Phase III OPTIMA Study with ThermoDox® as well as growing interest among clinical investigators in conducting studies with ThermoDox® as a monotherapy or in combination with other therapies. In summary, the Company will continue to report findings from these independent statistical analyses before the end of the year, either or both of which will guide our decision to continue to follow patients to the final analysis at 197 or more deaths, a milestone that should be reached sometime in mid-2021.

Preclinical testing and clinical trials are long, expensive, and highly uncertain processes and failure can unexpectedly occur at any stage of clinical development, as evidenced by the failure of ThermoDox® to meet its primary endpoint in the HEAT study. Drug development is inherently risky and clinical trials take us several years to complete. The start or end of a clinical trial is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparator drug or required prior therapy, clinical outcomes including insufficient efficacy, safety concerns, or our own financial constraints. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. We, the FDA, or other applicable regulatory authorities may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects participating in such trials are being exposed to unacceptable health risks or adverse side effects. We may not have the financial resources to continue development of, or to enter into collaborations for, a product candidate if we experience any problems or other unforeseen events that delay or prevent regulatory approval of, or our ability to commercialize, product candidates. The failure of one or more of our drug candidates or development programs could have a material adverse effect on our business, financial condition, and results of operations.

We will need to raise additional capital to fund our planned future operations, and we may be unable to secure such capital without dilutive financing transactions. If we are not able to raise additional capital, we may not be able to complete the development, testing and commercialization of our product candidates.

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the year ended December 31, 2019 and the nine-months ended September 30, 2020, we incurred net losses of $16.9 million and $18.5 million, respectively. We have incurred approximately $309 million of cumulative net losses. As of September 30, 2020, we had cash and cash equivalents of $18.3 million.

We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. For example, ThermoDox® is currently being evaluated in a Phase III clinical trial in combination with RFA for the treatment of primary liver cancer and other preclinical studies. On July 13, 2020, the Company announced that it has received a recommendation from the independent Data Monitoring Committee (DMC) to consider stopping the global Phase III OPTIMA Study of ThermoDox® in combination with radiofrequency ablation (RFA) for the treatment of hepatocellular carcinoma (HCC), or primary liver cancer. The recommendation was made following the second pre-planned interim safety and efficacy analysis by the DMC on July 9, 2020. The DMC’s analysis found that the pre-specified boundary for stopping the trial for futility of 0.900 was crossed with an actual value of 0.903. The Company followed the advice of the DMC and considered its options to either stop the study or continue to follow patients after a thorough review of the data, and an evaluation of the probability of success. Timing for this decision was made less urgent by the fact that the OPTIMA Study has been fully enrolled since August 2018 and that the vast majority of the trial expenses have already been incurred. On August 4, 2020, the Company issued a press release announcing it will continue following patients for overall survival (“OS”), noting that the unexpected and marginally crossed futility boundary, suggested by the Kaplan-Meier analysis at the second interim analysis on July 9, 2020, may be associated with a data maturity issue. On October 12, 2020, the Company issued a letter to stockholders providing an update on the ongoing data analysis from its Phase III OPTIMA Study with ThermoDox® as well as growing interest among clinical investigators in conducting studies with ThermoDox® as a monotherapy or in combination with other therapies. In summary, the Company will continue to report findings from these independent statistical analyses before the end of the year, either or both of which will guide our decision to continue to follow patients to the final analysis at 197 or more deaths, a milestone that should be reached sometime in mid-2021.

We completed a Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neo-adjuvant ovarian cancer in the third quarter of 2017 and expanded our clinical development program for GEN-1 into a follow-on Phase I/II trial for newly diagnosed ovarian cancer in 2018.

To complete the development and commercialization of our product candidates, we will need to raise substantial amounts of additional capital to fund our operations. Our future capital requirements will depend upon numerous unpredictable factors, including, without limitation, the cost, timing, progress and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates, including any unforeseen delays or increased costs we may incur as a result of the COVID-19 pandemic or other causes, our efforts to implement new collaborations, licenses and strategic transactions, general and administrative expenses, capital expenditures and other unforeseen uses of cash. We do not have any committed sources of financing and cannot assure you that alternate funding will be available in a timely manner, on acceptable terms or at all. We may need to pursue dilutive equity financings, such as the issuance of shares of common stock, convertible debt or other convertible or exercisable securities. Such dilutive equity financings could dilute the percentage ownership of our current common stockholders and could significantly lower the market value of our common stock. In addition, a financing could result in the issuance of new securities that may have rights, preferences, or privileges senior to those of our existing stockholders.

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

Securing FDA or comparable foreign regulatory approval requires the submission of extensive preclinical and clinical data and supporting information for each therapeutic indication to establish the product candidate’s safety and efficacy for its intended use. It takes years to complete the testing of a new drug or biological product and development delays and/or failure can occur at any stage of testing. Any of our present and future clinical trials may be delayed, halted, not authorized, or approval of any of our products may be delayed or may not be obtained due to any of the following:

●	factors related to the COVID-19 pandemic, including regulators or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site

●	any preclinical test or clinical trial may fail to produce safety and efficacy results satisfactory to the FDA or comparable foreign regulatory authorities;

●	preclinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent marketing approval;

●	negative or inconclusive results from a preclinical test or clinical trial or adverse events during a clinical trial could cause a preclinical study or clinical trial to be repeated or a development program to be terminated, even if other studies relating to the development program are ongoing or have been completed and were successful;

●	the FDA or comparable foreign regulatory authorities can place a clinical hold on a trial if, among other reasons, it finds that subjects enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury;

●	the facilities that we utilize, or the processes or facilities of third-party vendors, including without limitation the contract manufacturers who will be manufacturing drug substance and drug product for us or any potential collaborators, may not satisfactorily complete inspections by the FDA or comparable foreign regulatory authorities; and

●	we may encounter delays or rejections based on changes in FDA policies or the policies of comparable foreign regulatory authorities during the period in which we develop a product candidate, or the period required for review of any final marketing approval before we are able to market any product candidate.

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

In January 2020, the World Health Organization declared COVID-19 a global pandemic, and the U.S. Department of Health and Human Services declared a public health emergency to aid the U.S. healthcare community in responding to COVID-19. This virus continues to spread globally and, as of June 2020, has spread to over 100 countries, including the United States. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, and significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic impacts of the pandemic has introduced significant volatility in the financial markets. The Company did not observe significant impacts on its business or results of operations for the three-months or nine-months ended September 30, 2020 due to the global emergence of COVID-19. While the extent to which COVID-19 impacts the Company’s future results will depend on future developments, the pandemic and associated economic impacts could result in a material impact to the Company’s future financial condition, results of operations and cash flows.

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

In addition, drug-related side effects could also affect subject recruitment or the ability of enrolled subjects to complete the trial, result in potential product liability claims, reputational harm, withdrawal of approvals, a requirement to include additional warnings on the label or to create a medication guide outlining the risks of such side effects for distribution to patients. It can also result in patient harm, liability lawsuits, and reputational harm. Any of these occurrences could prevent us from achieving or maintaining market acceptance and may harm our business, financial condition, and prospects significantly.

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

We may not successfully engage in future strategic transactions, which could adversely affect our ability to develop and commercialize product candidates, impact our cash position, increase our expense, and present significant distractions to our management.

In the future, we may consider strategic alternatives intended to further the development of our business, which may include acquiring businesses, technologies, or products, out- or in-licensing product candidates or technologies or entering into a business combination with another company. Any strategic transaction may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions would entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material adverse effect on our business, results of operations, financial condition and prospects. Conversely, any failure to enter any strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.

Strategic transactions, such as acquisitions, partnerships, and collaborations, including the EGEN asset acquisition, involve numerous risks, including:

●	the failure of markets for the products of acquired businesses, technologies, or product lines to develop as expected;

●	uncertainties in identifying and pursuing acquisition targets;

●	the challenges in achieving strategic objectives, cost savings and other benefits expected from acquisitions;

●	the risk that the financial returns on acquisitions will not support the expenditures incurred to acquire such businesses or the capital expenditures needed to develop such businesses;

●	difficulties in assimilating the acquired businesses, technologies, or product lines;

●	the failure to successfully manage additional business locations, including the additional infrastructure and resources necessary to support and integrate such locations;

●	the existence of unknown product defects related to acquired businesses, technologies or product lines that may not be identified due to the inherent limitations involved in the due diligence process of an acquisition;

●	the diversion of management’s attention from other business concerns;

●	risks associated with entering markets or conducting operations with which we have no or limited direct prior experience;

●	risks associated with assuming the legal obligations of acquired businesses, technologies, or product lines;

●	risks related to the effect that internal control processes of acquired businesses might have on our financial reporting and management’s report on our internal control over financial reporting;

●	the potential loss of key employees related to acquired businesses, technologies, or product lines; and

●	the incurrence of significant exit charges if products or technologies acquired in business combinations are unsuccessful.

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

The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own various U.S. and international patents and have pending U.S. and international patent applications that cover various aspects of our technologies. There can be no assurance that patents that have issued will be held valid and enforceable in a court of law through the entire patent term. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time consuming and costly. Additionally, issued patents can be subject to opposition, interferences or other proceedings that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire early and provide only a short period of protection, if any, following the commercialization of products encompassed by our patents. We may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, which could result in a loss of the patent and/or substantial cost to us.

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

We can also be prevented from selling or commercializing any of our products that use the infringing technology in the future unless we obtain a license from such third party. A license may not be available from such third party on commercially reasonable terms or may not be available at all. Any modification to include a non-infringing technology may not be possible, or if possible, may be difficult or time-consuming to develop, and require revalidation, which could delay our ability to commercialize our products. Any infringement action asserted against us, even if we are ultimately successful in defending against such action, would likely delay the regulatory approval process of our products, harm our competitive position, be expensive and require the time and attention of our key management and technical personnel.

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

Despite our reliance on third parties to conduct our clinical trials, we are ultimately responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires clinical trials to be conducted in accordance with good clinical practices for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If we or a third party we rely on fails to meet these requirements, we may not be able to obtain, or may be delayed in obtaining, marketing authorizations for our drug candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our drug candidates. This could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our research and development activities, pre-clinical tests, and clinical trials, and ultimately the manufacturing, marketing and labeling of our products, are all subject to extensive regulation by the FDA and foreign regulatory agencies. Pre-clinical testing and clinical trial requirements and the regulatory approval process typically take years and require the expenditure of substantial resources. Additional government regulation may be established that could prevent or delay regulatory approval of our product candidates. Delays or rejections in obtaining regulatory approvals would adversely affect our ability to commercialize any product candidates and our ability to generate product revenue or royalties.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of biopharmaceutical products. Arrangements with third-party payors and customers can expose biopharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute biopharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing, and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The applicable federal, state, and foreign healthcare laws and regulations laws that may affect our ability to operate include, but are not limited to:

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

The distribution of biopharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage, and security requirements intended to prevent the unauthorized sale of biopharmaceutical products.

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

In the event we continue to conduct clinical trials in the EEA, we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA, in particular to the United States, in compliance with European data protection laws. We expect that we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Anype1 such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or pharmaceutical partners to continue to use our products and solutions due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR. Such clients or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the foregoing could materially harm our business, prospects, financial condition, and results of operations

The success of our products may be harmed if the government, private health insurers and other third-party payers do not provide sufficient coverage or reimbursement.

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

Government authorities and other third-party payors decide which drugs and treatments they will cover and the amount of reimbursement. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. No uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

●	a covered benefit under its health plan;
●	safe, effective, and medically necessary;
●	appropriate for the specific patient;
●	cost-effective; and
●	neither experimental nor investigational.

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

The commercial success of our products will depend upon their acceptance by the medical community and third-party payors as clinically useful, cost effective and safe. Any of our drug candidates or similar product candidates being investigated by our competitors may prove not to be effective in trial or in practice, cause adverse events or other undesirable side effects. Our testing and clinical practice may not confirm the safety and efficacy of our product candidates or even if further testing and clinical practice produce positive results, the medical community may view these new forms of treatment as effective and desirable or our efforts to market our new products may fail. Market acceptance depends upon physicians and hospitals obtaining adequate reimbursement rates from third-party payors to make our products commercially viable. Any of these factors could have an adverse effect on our business, financial condition, and results of operations.

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

We currently have no sales, marketing, or distribution capabilities. We intend to market our products, if and when such products are approved for commercialization by the FDA and foreign regulatory agencies, either directly or through other strategic alliances and distribution arrangements with third parties. If we decide to market our products directly, we will need to commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and with supporting distribution, administration, and compliance capabilities. If we rely on third parties with such capabilities to market our products, we will need to establish and maintain partnership arrangements, and there can be no assurance that we will be able to enter into third-party marketing or distribution arrangements on acceptable terms or at all. To the extent that we do enter into such arrangements, we will be dependent on our marketing and distribution partners. In entering into third-party marketing or distribution arrangements, we expect to incur significant additional expenses and there can be no assurance that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance for our products and services.

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

Our business strategy contemplates growth and diversification. Our ability to manage growth effectively will require that we continue to expend funds to improve our operational, financial and management controls, reporting systems and procedures. In addition, we must effectively expand, train, and manage our employees. We will be unable to manage our business effectively if we are unable to alleviate the strain on resources caused by growth in a timely and successful manner. There can be no assurance that we will be able to manage our growth and a failure to do so could have a material adverse effect on our business.

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

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such events could cause interruptions of our operations. For instance, the loss of preclinical data or data from any clinical trial involving our product candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs. To the extent that any disruption or privacy or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could be subject to reputational harm, monetary fines, civil suits, civil penalties or criminal sanctions and requirements to disclose the breach, and other forms of liability and the development of our product candidates could be delayed.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business, or prospect. The closing price of our common stock as reported on The Nasdaq Capital Market had a high price of $3.48 and a low price of $1.35 in the 52-week period ended December 31, 2018, a high price of $2.47 and a low price of $1.08 in the 52-week period ended December 31, 2019, and a high price of $5.26 and a low price of $0.47 from January 1, 2020 through November 13, 2020. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

●	results of preclinical and clinical studies of our product candidates or those of our competitors;

●	regulatory or legal developments in the U.S. and other countries, especially changes in laws and regulations applicable to our product candidates;

●	actions taken by regulatory agencies with respect to our product candidates, clinical studies, manufacturing process or sales and marketing terms;

●	introductions and announcements of new products by us or our competitors, and the timing of these introductions or announcements;

●	announcements by us or our competitors of significant acquisitions or other strategic transactions or capital commitments;

●	fluctuations in our quarterly operating results or the operating results of our competitors;

●	variance in our financial performance from the expectations of investors;

●	changes in the estimation of the future size and growth rate of our markets;

●	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results;

●	failure of our products to achieve or maintain market acceptance or commercial success;

●	conditions and trends in the markets we serve;

●	changes in general economic, industry and market conditions;

●	success of competitive products and services;

●	changes in market valuations or earnings of our competitors;

●	changes in our pricing policies or the pricing policies of our competitors;

●	changes in legislation or regulatory policies, practices, or actions;

●	the commencement or outcome of litigation involving our company, our general industry or both;

●	recruitment or departure of key personnel;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies, or our industry generally;

●	actual or expected sales of our common stock by our stockholders;

●	acquisitions and financings, including the EGEN asset acquisition; and

●	the trading volume of our common stock.

In addition, the stock markets, in general, The Nasdaq Capital Market and the market for pharmaceutical companies in particular, may experience a loss of investor confidence. Such loss of investor confidence may result in extreme price and volume fluctuations in our common stock that are unrelated or disproportionate to the operating performance of our business, financial condition, or results of operations. These broad market and industry factors may materially harm the market price of our common stock and expose us to securities class action litigation. Such litigation, even if unsuccessful, could be costly to defend and divert management’s attention and resources, which could further materially harm our financial condition and results of operations.

We may be unable to maintain compliance with The Nasdaq Marketplace Rules which could cause our common stock to be delisted from The Nasdaq Capital Market. This could result in the lack of a market for our common stock, cause a decrease in the value of an investment in us, and adversely affect our business, financial condition, and results of operations.

Our common stock is currently listed on The Nasdaq Capital Market. To maintain the listing of our common stock on The Nasdaq Capital Market, we are required to meet certain listing requirements, including, among others, a minimum closing bid price of $1.00 per share.

On October 13, 2020, we received notice from The Nasdaq Stock Market that the closing bid price for our common stock had been below $1.00 per share for the previous 30 consecutive business days, and that we are therefore not in compliance with the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market. The notice indicates that we will have 180 calendar days, until April 12, 2021, to regain compliance with this requirement. We can regain compliance with the $1.00 minimum bid listing requirement if the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days during the 180-day compliance period. If we do not regain compliance during the initial compliance period, we may be eligible for additional time to regain compliance. If we are not able to regain compliance within applicable time periods, our common stock could be subject to delisting from The NASDAQ Capital Market. If our common stock is delisted, trading of the stock will most likely take place on an over-the-counter market established for unlisted securities. An investor is likely to find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors may not buy or sell our common stock due to difficulty in accessing over-the-counter markets, or due to policies preventing them from trading in securities not listed on a national exchange or other reasons.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of November 13, 2020, we had 37,417,716 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, all of the shares of common stock issuable upon exercise of warrants will be freely tradable without restriction or further registration upon issuance.

Our stockholders may experience significant dilution as a result of future equity offerings or issuances and exercise of outstanding options and warrants.

In order to raise additional capital or pursue strategic transactions, we may in the future offer, issue or sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock, including the issuance of common stock in relation to the achievement, if any, of milestones triggering our payment of earn-out consideration in connection with the EGEN asset acquisition. Our stockholders may experience significant dilution as a result of future equity offerings or issuances. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders. As of November 13, 2020, we have a significant number of securities convertible into, or allowing the purchase of, our common stock, including 3,853,566 shares of common stock issuable upon exercise of warrants outstanding, 4,643,475 options to purchase shares of our common stock and restricted stock awards outstanding, and 2,002,453 shares of common stock reserved for future issuance under our stock incentive plan.

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

Our certificate of incorporation and bylaws may discourage, delay, or prevent a merger or acquisition that a stockholder may consider favorable by authorizing the issuance of “blank check” preferred stock. This preferred stock may be issued by our Board of Directors on such terms as it determines, without further stockholder approval. Therefore, our Board of Directors may issue such preferred stock on terms unfavorable to a potential bidder in the event that our Board of Directors opposes a merger or acquisition. In addition, our Board of Directors may discourage such transactions by increasing the amount of time necessary to obtain majority representation on our Board of Directors. Certain other provisions of our bylaws and of Delaware law may also discourage, delay, or prevent a third party from acquiring or merging with us, even if such action were beneficial to some, or even a majority, of our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

4.1	Registration Rights Agreement, dated September 8, 2020, by and between Celsion Corporation and Lincoln Park Capital Fund, LLC, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed with the SEC on September 8, 2020

4.2	Form of Amended and Restated Warrant (issued under First Amendment of Venture Loan and Security Agreement, dated as of August 1, 2020, by and among Celsion Corporation, Horizon Funding I, LLC, Horizon Funding Trust 2019-1, and Horizon Technology Finance Corporation, as Collateral Agent), incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed with the SEC on September 4, 2020

10.1	Purchase Agreement, dated September 8, 2020, by and between Celsion Corporation and Lincoln Park Capital Fund, LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on September 8, 2020

10.2	First Amendment of Venture Loan and Security Agreement, dated as of August 1, 2020, by and among Celsion Corporation, Horizon Funding I, LLC, Horizon Funding Trust 2019-1, and Horizon Technology Finance Corporation, as Collateral Agent, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on September 4, 2020

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders’ Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

**	XBRL information is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 16, 2020	CELSION CORPORATION

Registrant

	By:	/s/ Michael H. Tardugno
Michael H. Tardugno
Chairman, President and Chief Executive Officer

	By:	/s/ Jeffrey W. Church
Jeffrey W. Church
Executive Vice President and Chief Financial Officer

