Form 10-Q
period 2021-03-31
Celsion CORP
filed 2021-05-14
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 13, 2021, the Registrant had 86,557,736 shares of common stock, $0.01 par value per share, outstanding.

CELSION CORPORATION

QUARTERLY REPORT ON

FORM 10-Q

i

Cautionary Note Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q, including, without limitation, any projections of earnings, revenue or other financial items, any statements of the plans and objectives of management for future operations (including, but not limited to, pre-clinical development, clinical trials, manufacturing and commercialization), uncertainties and assumptions regarding the impact of the COVID-19 pandemic on our business, operations, clinical trials, supply chain, strategy, goals and anticipated timelines, any statements concerning proposed drug candidates, potential therapeutic benefits, or other new products or services, any statements regarding future economic conditions or performance, any changes in the course of research and development activities and in clinical trials, any possible changes in cost and timing of development and testing, capital structure, financial condition, working capital needs and other financial items, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business, and operations, we cannot guarantee that actual results will not differ materially from our expectations.

Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the inherent uncertainty in the drug development process, our ability to raise additional capital to fund our planned future operations, our ability to obtain or maintain FDA and foreign regulatory approvals for our drug candidates, potential impact of the outbreak, duration and severity of the COVID-19 pandemic on our business, our ability to enroll patients in our clinical trials, risks relating to third parties conduct of our clinical trials, risks relating to government, private health insurers and other third-party payers coverage or reimbursement, risks relating to commercial potential of a drug candidate in development, changes in technologies for the treatment of cancer, impact of development of competitive drug candidates by others, risks relating to intellectual property, volatility in the market price of our common stock, potential inability to maintain compliance with The Nasdaq Marketplace Rules and the impact of adverse capital and credit market conditions. These and other risks, assumptions are described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in other documents that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. All forward-looking statements speak only as of the date they are made and we do not intend to update any forward-looking statements, except as required by law or applicable regulations. We operate in a highly competitive, highly regulated, and rapidly changing environment and our business is in a state of evolution. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward-looking statement.

Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Celsion,” “we,” “us,” and “our” refer to Celsion Corporation, a Delaware corporation and its wholly owned subsidiary CLSN Laboratories, Inc., also a Delaware corporation.

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

ii

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,759,327	$17,164,177
Investment in debt securities - available for sale, at fair value	15,000,045	–
Receivable on sale of net operating losses	1,845,823	–
Advances and deposits on clinical programs and other current assets	1,643,195	1,660,695

Total current assets	56,248,390	18,824,872

Property and equipment (at cost, less accumulated depreciation and amortization)	389,648	294,551

Other assets:
Deferred income tax asset	–	1,845,823
In-process research and development, net	13,366,234	13,366,234
Goodwill	1,976,101	1,976,101
Operating lease right-of-use assets, net	945,070	1,047,336
Other intangible assets, net	56,831	113,660
Deposits and other assets	58,761	58,761

Total other assets	16,402,997	18,407,915

Total assets	$73,041,035	$37,527,338

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

(Continued)

	March 31, 2021	December 31, 2020
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$2,104,864	$2,244,847
Other accrued liabilities	1,803,469	2,458,532
Notes payable – current portion, net of deferred financing costs	1,836,436	1,116,663
Operating lease liability - current portion	445,560	433,413
Deferred revenue - current portion	500,000	500,000
Total current liabilities	6,690,329	6,753,455

Earn-out milestone liability	7,169,000	7,018,000
Notes payable – non-current portion, net of deferred financing costs	3,252,025	3,934,497
Operating lease liability - non-current portion	594,623	710,305
Deferred revenue - non-current portion	375,000	500,000
Total liabilities	18,080,977	18,916,257

Commitments and contingencies	–	–

Stockholders’ equity:

Preferred Stock - $0.01 par value (100,000 shares authorized, and no shares issued or outstanding at March 31, 2021 and December 31, 2020)	–	–

Common stock - $0.01 par value (112,500,000 shares authorized; 75,019,608 and 40,701,356 shares issued at March 31, 2021 and December 31, 2020, respectively, and 75,019,274 and 40,701,022 shares outstanding at March 31, 2021 and December 31, 2020, respectively)	750,196	407,014
Additional paid-in capital	371,982,609	330,289,596
Accumulated other comprehensive gain	1,785	–
Accumulated deficit	(317,689,344)	(312,000,341)
Total stockholders’ equity before treasury stock	55,045,246	18,696,269

Treasury stock, at cost (334 shares at March 31, 2021 and December 31, 2020)	(85,188)	(85,188)
Total stockholders’ equity	54,960,058	18,611,081

Total liabilities and stockholders’ equity	$73,041,035	$37,527,338

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Technology development and licensing revenue	$125,000	$125,000

Operating expenses:
Research and development	2,571,573	3,052,049
General and administrative	2,936,771	1,838,906
Total operating expenses	5,508,344	4,890,995

Loss from operations	(5,383,344)	(4,765,955)

Other income (expense):
Loss from change in valuation of earn-out milestone liability	(151,000)	(41,274)
Investment income	2,411	88,309
Interest expense	(157,614)	(339,365)
Other income	544	1,407
Total other income (expense), net	(305,659)	(290,923)

Net loss	$(5,689,003)	$(5,056,878)

Net loss per common share
Basic and diluted	$(0.09)	$(0.20)

Weighted average shares outstanding
Basic and diluted	66,298,723	25,804,349

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Other comprehensive gain (loss)

Changes in:
Reclassification of realized gain on investment securities recognized in investment income, net	$–	$(43,232)
Unrealized gain on investment securities	1,785	4,267

Change in unrealized gain (loss), net, on available for sale securities	1,785	(38,965)

Net loss	(5,689,003)	(5,056,878)

Comprehensive loss	$(5,687,218)	$(5,095,843)

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:

Net loss	$(5,689,003)	$(5,056,878)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	190,595	188,329
Change in fair value of earn-out milestone liability	151,000	41,274
Fair value of warrants issued in connection with amendment to modify the GEN-1 earn-out milestone payments	–	–
Recognition of deferred revenue	(125,000)	(125,000)
Stock-based compensation costs	1,579,326	451,965
Deferred income tax asset	1,845,823	1,819,324
Amortization of deferred finance charges and debt discount associated with notes payable	37,301	96,066
Net changes in:
Accrued interest on investment securities	–	(1,344)
Receivable on sale of net operating losses	(1,845,823)	(1,819,324)
Advances, deposits, and other current assets	17,500	(64,527)
Accounts payable and accrued liabilities	(898,581)	(504,952)
Net cash (used in) operating activities:	(4,736,862)	(4,975,067)

Cash flows from investing activities:
Purchases of investment securities	(14,998,260)	(9,940,534)
Proceeds from sale and maturity of investment securities	–	8,000,000
Purchases of property and equipment	(126,597)	(8,235)
Net cash used in investing activities	(15,124,857)	(1,948,769)

Cash flows from financing activities:
Proceeds from sale of common stock equity, net of issuance costs	38,943,478	5,794,747
Proceeds from exercise of common stock warrants	1,508,666	–
Proceeds from exercise of options to purchase common stock	4,725	–
Net cash provided by financing activities	40,456,869	5,794,747

Increase (decrease) in cash and cash equivalents	20,595,150	(1,129,089)
Cash and cash equivalents at beginning of period	17,164,177	6,875,273
Cash and cash equivalents at end of period	$37,759,327	$5,746,184

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Supplemental disclosures of cash flow information:
Interest paid	$120,313	$243,299

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from lease payments	$130,595	$130,631

Stock issued in lieu of cash bonuses	$–	$498,632

Realized and unrealized gains (losses), net, on investment securities	$1,785	$(38,965)

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	Common Stock Outstanding		Additional Paid in	Treasury Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Total

Balance at January 1, 2021	40,701,022	$407,014	$330,289,596	334	$(85,188)	$-	$(312,000,341)	$18,611,081
Net loss	-	-	-	-	-	-	(5,689,003)	(5,689,003)
Sale of equity through equity financing facilities	33,094,085	330,941	38,612,537	-	-	-	-	38,943,478
Shares issued upon exercise of common stock warrants, net of fees	1,216,667	12,166	1,496,500	-	-	-	-	1,508,666
Shares issued upon exercise of options to purchase common stock	7,500	75	4,650	-	-	-	-	4,725
Realized and unrealized gains and losses, net, on investments securities	-	-	-	-	-	1,785	-	1,785
Stock-based compensation expense	-	-	1,579,326	-	-	-	-	1,579,326
Balance at March 31, 2021	75,019,274	$750,196	$371,982,609	334	$(85,188)	$1,785	$(317,689,344)	$54,960,058

	Common Stock Outstanding		Additional Paid in	Treasury Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Total

Balance at January 1, 2020	23,255,818	$232,562	$304,885,663	334	$(85,188)	$42,778	$(290,516,780)	$14,559,035
Net loss	-	-	-	-	-	-	(5,056,878)	(5,056,878)
Sale of equity through equity financing facilities, net of fees	5,571,428	55,713	5,739,034	-	-	-	-	5,794,747
Realized and unrealized gains and losses, net, on investments securities	-	-	-	-	-	(38,965)	-	(38,965)
Stock-based compensation expense	-	-	451,965	-	-	-	-	451,965
Issuance of restricted stock in lieu of cash bonus	429,855	4,299	494,333	-	-	-	-	498,632
Balance at March 31, 2020	29,257,101	$292,574	$311,570,995	334	$(85,188)	$3,813	$(295,573,658)	$16,208,536

See accompanying notes to the condensed consolidated financial statements

CELSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the three-month period March 31, 2021 and 2020 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (SEC) on March 19, 2021.

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amount reported in the Company’s financial statements and accompanying notes. Actual results could differ materially from those estimates. Events and conditions arising subsequent to the most recent balance sheet date have been evaluated for their possible impact on the financial statements and accompanying notes. The Company continues to monitor the impact of the COVID-19 pandemic on its financial condition and results of operations, along with the valuation of its long-term assets, intangible assets, and goodwill. The effect of this matter could potentially have an impact on the valuation of such assets in the future. The COVID-19 pandemic is discussed in more detail in Note 3 to the financial statements.

Note 3. Financial Condition and Business Plan

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the U.S. Food and Drug Administration. The Company has not generated significant revenue and has incurred significant net losses in each year since our inception. As of March 31, 2021, the Company has incurred approximately $318 million of cumulative net losses and had approximately $54.6 million in cash and cash equivalents, short-term investments and receivable on sale of net operating losses. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

The Company expects its operating losses to continue for the foreseeable future as it continues its product development efforts, and when it undertakes marketing and sales activities. The Company’s ability to achieve profitability is dependent upon its ability to obtain governmental approvals, manufacture, and market and sell its product candidates. There can be no assurance that the Company will be able to commercialize its technology successfully or that profitability will ever be achieved. The operating results of the Company have fluctuated significantly in the past.

In January 2020, the WHO declared an outbreak of coronavirus, COVID-19, to be a “Public Health Emergency of International Concern,” and the U.S. Department of Health and Human Services declared a public health emergency to aid the U.S. healthcare community in responding to COVID-19. This virus has spread to over 100 countries, including the U.S. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic impacts of the pandemic has introduced significant volatility in the financial markets. The Company did not observe significant impacts on its business or results of operations during 2020 and into 2021 due to COVID-19. While the extent to which COVID-19 impacts the Company’s future results will depend on future developments, the pandemic and associated economic impacts could result in a material impact to the Company’s future financial condition, results of operations and cash flows. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the U.S. and worldwide resulting from the ongoing COVID-19 pandemic. The disruptions caused by COVID-19 may also disrupt the clinical trials process and enrolment of patients. This may delay commercialization efforts. The Company continues to monitor its operating activities in light of these events. The specific impact, if any, is not readily determinable as of the date of these financial statements.

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

During 2020, 2019 and 2018, the Company submitted applications to sell a portion of the Company’s State of New Jersey net operating losses as part of the Technology Business Tax Certificate Program sponsored by The New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused NOLs and unused research and development credits are allowed to sell these benefits to other New Jersey-based companies. In 2018 and 2019, the Company sold NOLs totaling $13 million receiving net proceeds of $12.2 million. In June 2020 and as updated in September 2020, the Company filed an application with the New Jersey Economic Development Authority to sell substantially all of its remaining State of New Jersey net operating losses totaling $2.0 million available under the program. On February 12, 2021, the New Jersey Economic Development Authority approved the full amount of the Company’s application. In February of 2021, the Company entered into an agreement to sell the net operating losses from the 2020 application and the Company received net proceeds of approximately $1.85 million on May 10, 2021. During 2021, the New Jersey State Legislature increased the maximum lifetime benefit per company from $15 million to $20 million, which will allow the Company to participate in this innovative funding program in future years.

In June 2018, the Company entered into a Credit Agreement with Horizon Technology Finance Corporation (“Horizon”) that provided $10 million in capital (the “Horizon Credit Agreement”). The obligations under the Horizon Credit Agreement are secured by a first-priority security interest in substantially all assets of Celsion other than intellectual property assets. Payments under the loan agreement are interest only (calculated based on one-month LIBOR plus 7.625%) for the first 24 months through July 2020, followed by a 21-month amortization period of principal and interest starting on August 1, 2020 and ending through the scheduled maturity date on April 1, 2023. On August 28, 2020, in connection with an Amendment to the Horizon Credit Agreement, Celsion repaid $5 million of the $10 million loan and $0.2 million in related end of term charges, and the remaining $5 million in obligations were restructured as more fully discussed in Note 10 to these financial statements.

As more fully discussed in Note 11, during 2021 through the date of the filing of this Quarterly Report on Form 10-Q, the Company has raised approximately $6.9 million in gross proceeds from the use of its JonesTrading Capital on DemandTM financing facility, $35 million from a registered direct financing completed in January 2021, $15 million from a registered direct financing completed on April 5, 2021, and $1.5 million from warrant exercises. With $54.6 million in cash and cash equivalents, short-term investments and income tax receivable from the sale of its New Jersey net operating loss at March 31, 2021, coupled with $15 million of gross proceeds received from the sale of equity from a registered direct offering it completed on April 5, 2021, the Company believes it has sufficient capital resources to fund its operations through the end of 2024.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which modifies the measurement of expected credit losses on certain financial instruments. The Company adopted ASU 2016-13 in the first quarter of 2021 utilizing the modified retrospective transition method. Based on the composition of the Company’s investment portfolio and current market conditions, the adoption of ASU 2016-13 did not have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740). The standard simplifies the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740 related to the approach for intra-period tax allocation and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted this standard during the first quarter of 2021. The adoption of ASU 2019-12 did not have a material impact on its consolidated financial statements.

In connection with the upcoming elimination of the London Inter-bank Offered Rate, (“LIBOR”) and other reference interest rates, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Reform on Financial Reporting. ASU 2020-04, which is available for contract modifications and hedging relationship modifications entered into or evaluated before December 31, 2022, provides certain practical expedients related to simplifying the accounting for contract modifications resulting from the change in terms from LIBOR to a new required interest rate benchmark. The Company is currently evaluating the effects of adopting this accounting standards update.

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

The total number of shares of common stock issuable upon exercise of warrants, stock option grants and equity awards were 9,197,728 and 7,982,990 shares for the three-month periods ended March 31, 2021 and 2020, respectively. Warrants with an exercise price of $0.01 exercisable for 200,000 shares of common stock were considered issued in calculating basic loss per share during the first quarter of 2020. These warrants were exercised in October 2020. For the three-month periods ended March 31, 2021 and 2020, diluted loss per common share was the same as basic loss per common share as the other warrants and equity awards that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive. The Company did not pay any dividends during the three-month periods ended March 31, 2021 and 2020.

Note 6. Investment in Debt Securities Available for Sale

Investments in debt securities available for sale with a fair value of $15,000,045 as of March 31, 2021 consisted of government backed debt securities. These investments are valued at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in accumulated other comprehensive loss. The Company only had investments in cash and cash equivalents at December 31, 2020.

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

A summary of the cost, fair value and maturities of the Company’s short-term investments is as follows:

	March 31, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Short-term investments
Corporate debt securities	$14,998,260	$15,000,045	$-	-
Total	$14,998,260	$15,000,045	$-	$-

	March 31, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Short-term investment maturities
Within 3 months	$8,998,879	$8,999,790	$-	$-
Between 3-12 months	5,999,381	6,000,255	-	-
Total	$14,998,260	$15,000,045	$-	$-

The following table shows the Company’s investment in debt securities available for sale gross unrealized gains (losses) and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2021 and December 31, 2020. The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	March 31, 2021		December 31, 2020
Available for sale securities (all unrealized holding gains and losses are less than 12 months at date of measurement)	Fair Value	Unrealized Holding Gains (Losses)	Fair Value	Unrealized Holding Gains (Losses)
Investments in debt securities with unrealized gains	$15,000,045	$1,785	$-	$-
Total	$15,000,045	$1,785	$-	$-

Investment income, which includes net realized losses on sales of available for sale securities and investment income interest and dividends, is summarized as follows:

	Three Months Ended March 31,
	2021	2020
Interest and dividends accrued and paid	$2,411	$45,077
Realized gains	–	43,232
Investment income net	$2,411	$88,309

Note 7. Fair Value Measurements

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

Cash and cash equivalents, other current assets, accounts payable and other accrued liabilities are reflected in the condensed consolidated balance sheet at their approximate estimated fair values primarily due to their short-term nature. The fair values of securities available for sale is determined by relying on the securities’ relationship to other benchmark quoted securities and classified its investments as Level 2 items in both 2021 and 2020. There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the three months ended March 31, 2021 or during the year ended December 31, 2020. The changes in Level 3 liabilities were the result of changes in the fair value of the earn-out milestone liability included in earnings and in-process R&D. The earnout milestone liability is valued using a risk-adjusted assessment of the probability of payment of each milestone, discounted to present value using an estimated time to achieve the milestone (see Note 13).

Assets and liabilities measured at fair value are summarized below:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Recurring items as of March 31, 2021
Corporate debt securities, available for sale	$15,000,045	$–	$15,000,045	$–

Non-recurring items as of March 31, 2021
In-process R&D (Note 8)	$13,366,234	$–	$–	$13,366,234

Non-recurring items as of December 31, 2020
In-process R&D (Note 8)	$13,366,234	$–	$–	$13,366,234

Liabilities:

Recurring items as of March 31, 2021
Earn-out milestone liability (Note 13)	$7,169,000	$–	$–	$7,169,000

Recurring items as of December 31, 2020
Earn-out milestone liability (Note 13)	$7,018,000	$–	$–	$7,018,000

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

The Company’s ovarian cancer indication, with original value of $13.3 million has not been impaired since its acquisition. At September 30, 2020, the Company evaluated its IPR&D of the ovarian cancer indication and concluded that it is not more likely than not that the asset is impaired. As no other indicators of impairment existed during the fourth quarter of 2020 or first quarter of 2021, no impairment charges were recorded during the three months ended March 31, 2021 and 2020.

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

Covenants Not to Compete

Pursuant to the EGEN Purchase Agreement, EGEN provided certain covenants (“Covenant Not To Compete”) to the Company whereby EGEN agreed, during the period ending on the seventh anniversary of the closing date of the acquisition on June 20, 2014, not to enter into any business, directly or indirectly, which competes with the business of the Company nor will it contact, solicit or approach any of the employees of the Company for purposes of offering employment. The Covenant Not to Compete which was valued at approximately $1.6 million at the date of the EGEN acquisition has a definitive life and is amortized on a straight-line basis over its life of 7 years. The Company recognized amortization expense of $56,829 in each of the three-month periods ended March 31, 2021 and 2020. The carrying value of the Covenant Not to Compete was $56,831, net of $1,534,383 accumulated amortization as of March 31, 2021 and $113,660, net of $1,477,554 accumulated amortization, as of December 31, 2020.

Following is a schedule of future amortization amounts during the remaining life of the Covenant Not to Compete.

Year Ended March 31, 2021
2022	$56,831
2023 and thereafter	-
Total	$56,831

Goodwill

The purchase price exceeded the estimated fair value of the net assets acquired by approximately $2.0 million which was recorded as Goodwill. Goodwill represents the difference between the total purchase price for the net assets purchased from EGEN and the aggregate fair values of tangible and intangible assets acquired, less liabilities assumed. Goodwill is reviewed for impairment at least annually as of our third quarter ended September 30 or sooner if we believe indicators of impairment exist. As of March 31, 2021, we concluded that the Company’s fair value exceeded its carrying value therefore “it is not more likely than not” that the Goodwill was impaired.

Following is a summary of the net fair value of the assets acquired in the EGEN asset acquisition for the three-month period ended March 31, 2021:

	IPR&D	Goodwill	Covenant Not To Compete
For the three-months ended March 31, 2021
Balance at January 1, 2021, net	$13,366,234	$1,976,101	$113,660
Amortization	-	-	(56,829)
Balance at March 31, 2021, net	$13,366,234	$1,976,101	$56,831

Note 9. Accrued Liabilities

Other accrued liabilities at March 31, 2021 and December 31, 2020 include the following:

	March 31, 2021	December 31, 2020

Amounts due to contract research organizations and other contractual agreements	$855,517	$636,000
Accrued payroll and related benefits	790,111	1,736,271
Accrued professional fees	138,430	66,850
Other	19,411	19,411
Total	$1,803,469	$2,458,532

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

Pursuant to the Amendment, the remaining $5 million in obligations of Celsion under the Horizon Credit Agreement are secured by a first-priority security interest in substantially all assets of Celsion other than intellectual property assets. The obligations bear interest at a rate calculated based an amount by which the one-month LIBOR exceeds 2% plus 7.625%. In no event shall the interest rate be less than 9.625%. Payments pursuant to the Amendment are interest only for the first twelve (12) months after August 1, 2020, followed by a 21-month amortization period of principal and interest through the scheduled maturity date on April 1, 2023. In addition, the remaining $5 million in obligations is subject to an end of term fee equal, in the aggregate, to $275,000, which amount shall be payable upon the maturity of the obligations or upon the date of final payment or default, as applicable. In connection with the Amendment, Celsion agreed to a liquidity covenant which provides that, at all times, Celsion shall maintain unrestricted cash and/or cash equivalents on deposit in accounts over which the applicable Lenders maintain an account control agreement in an amount not less than $2.5 million. In addition, pursuant to the Amendment, Celsion agreed to provide evidence to Horizon on or before March 31, 2021, that it received aggregate cash proceeds of not less than $5 million from the sale of equity, debt, its New Jersey net operating losses, or a combination thereof, subsequent to the date of the Amendment. The Company met this requirement during the fourth quarter of 2020.

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

As a fee in connection with the Horizon Credit Agreement, Celsion issued Horizon warrants exercisable for a total of 190,114 shares of Celsion’s common stock (the “Existing Warrants”) at a per share exercise price of $2.63. The Horizon Warrants were immediately exercisable for cash or by net exercise from the date of grant and will expire after ten years from the date of grant. The Company valued the Horizon Warrants issued using the Black-Scholes option pricing model and recorded a total of $507,116 as a direct deduction from the debt liability, consistent with the presentation of debt discounts, and are being amortized as interest expense using the effective interest method over the life of the loan. Pursuant to the Amendment, one-half of the aggregate Existing Warrants, exercisable for a total of 95,057 shares of Celsion’s common stock, have been canceled, and, in connection with the Amendment, Celsion issued Horizon new warrants exercisable at a per share exercise price equal to $1.01 for a total of 247,525 shares of Celsion’s common stock (the “New Warrants” and, together with the Existing Warrants, the “Warrants”). The remaining 95,057 Existing Warrants issued in connection with the Horizon Credit Agreement remain outstanding at a per share exercise price of $2.63.

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

During the three-month period ended March 31, 2021, the Company incurred $120,313 in interest expense and amortized $37,301 as interest expense for debt discounts and end of term charges in connection with the Horizon Credit Agreement. During the three-month period ended March 31, 2020, the Company incurred $243,299 in interest expense and amortized $96,066 as interest expense for debt discounts and end of term charges in connection with the Horizon Credit Agreement.

Following is a schedule of future principal payments, net of unamortized debt discounts and amortized end of term charges, due on the Horizon Credit Agreement, as amended:

As of March 31,
2022	$1,904,760
2023	2,857,140
2024 and thereafter	238,100
Subtotal of future principal payments	5,000,000
Unamortized debt premium, net	88,461
Total	$5,088,461

Note 11. Stockholders’ Equity

In September 2018, the Company filed with the SEC a $75 million shelf registration statement on Form S-3 (the 2018 Shelf Registration Statement) that allows the Company to issue any combination of common stock, preferred stock or warrants to purchase common stock or preferred stock. This shelf registration was declared effective on October 12, 2018 and during January 2021, had been fully utilized by the end of January 2021.

On March 19, 2021, the Company filed with the SEC a $100 million shelf registration statement on Form S-3 (the “2021 Registration Statement”) that allows the Company to issue any combination of common stock, preferred stock or warrants to purchase common stock or preferred stock. This shelf registration was declared effective on March 30, 2021.

Capital on DemandTM Sales Agreement

On December 4, 2018, the Company entered into the Capital on Demand Agreement with JonesTrading, pursuant to which the Company may offer and sell, from time to time, through JonesTrading shares of Common Stock having an aggregate offering price of up to $16.0 million.

During 2020, the Company sold and issued an aggregate of 5.2 million shares under the Capital on Demand Agreement, receiving approximately $6.2 million in gross proceeds none of which were sold during the first quarter of 2020. During the first quarter of 2021, the Company sold 7.2 million shares under the Capital on Demand Agreement, receiving approximately $6.9 million in gross proceeds under the Capital on Demand Agreement.

Registered Direct Offering

On February 27, 2020, we entered into a Securities Purchase Agreement (the “February 2020 Purchase Agreement”) with several institutional investors, pursuant to which we agreed to issue and sell, in a registered direct offering (the “February 2020 Offering”), an aggregate of 4,571,428 shares of our common stock at an offering price of $1.05 per Share for gross proceeds of approximately $4.8 million before the deduction of the Placement Agent fees and offering expenses. In a concurrent private placement (the “Private Placement”), the Company issued to the investors that participated in the February 2020 Offering, for no additional consideration, warrants to purchase up to 2,971,428 shares of common stock (the “Original Warrants”). The Original Warrants were initially exercisable six months following their date of issue and were set to expire on the five-year anniversary of such initial exercise date. The Original Warrants had an exercise price of $1.15 per share subject to adjustment as provided therein. On March 12, 2020, the Company entered into private exchange agreements (the “Exchange Agreements”) with holders of the Original Warrants. Pursuant to the Exchange Agreements, in return for a higher exercise price of $1.24 per share of common stock, the Company issued new warrants to the Investors to purchase up to 3,200,000 shares of common stock (the “Exchange Warrants”) in exchange for the Original Warrants. The Exchange Warrants, like the Original Warrants, are initially exercisable six months following their issuance (the “Initial Exercise Date”) and expire on the five-year anniversary of their Initial Exercise Date. Other than having a higher exercise price, different issue date, Initial Exercise Date and expiration date, the terms of the Exchange Warrants are identical to those of the Original Warrants. On July 31, 2020, the Company filed a Form S-3 Registration Statement to register the shares of common stock issuable under the Exchange Warrants; the Registration Statement was declared effective by the SEC on August 13, 2020. No Exchange Warrants were exercised during 2020. During 2021 through the date of this Quarterly Report on Form 10-Q, the Company issued 1.2 million shares pursuant to investors exercising Exchange Warrants, receiving approximately $1.5 million.

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

Pursuant to the Underwriting Agreement, until December 31, 2020, the Underwriter had a right of first refusal to act as sole underwriter, initial purchaser, placement/selling agent, or arranger, as the case may be, on any new financing for the Company (excluding equipment lease financings, loans or grants from governmental authorities or in connection with government programs and financings relating to or sales of tax attributes) during such period. The Underwriter common stock the sole right to determine whether or not any other broker dealer shall have the right to participate in any such offering and the economic terms of any such participation.

January 2021 Registered Direct Offering

On January 22, 2021, the Company entered into a Securities Purchase Agreement (the “January 2021 Purchase Agreement”) with several institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “January 2021 Offering”), an aggregate of 25,925,925 shares of the Company’s common stock at an offering price of $1.35 per share for gross proceeds of approximately $35 million before the deduction of the January 2021 Placement Agents (as defined below) fee and offering expenses. The January 2021 Purchase Agreement contains customary representations, warranties and agreements by the Company and customary conditions to closing. The closing of the January 2021 Offering occurred on January 26, 2021.

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

March 2021 Registered Direct Offering

On March 31, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 Purchase Agreement”) with several institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “March 2021 Offering”), an aggregate of 11,538,462 shares of the Company’s common stock, at an offering price of $1.30 per share for gross proceeds of approximately $15 million before the deduction of the placement agents fee and offering expenses. The shares were offered by the Company pursuant to the 2021 Registration Statement. The closing of the Offering occurred on April 5, 2021. The Company will account for the March 2021 Offering in the second quarter of 2021.

In connection with the March 2021 Offering, the Company entered into a placement agent agreement (the “March 2021 Placement Agent Agreement”) with A.G.P./Alliance Global Partners, as lead placement agent (“AGP,” and together with JonesTrading Institutional Services LLC and Brookline Capital Markets, a division of Arcadia Securities, LLC, serving as co-placement agents, the “March 2021 Placement Agents”) pursuant to which the Company agreed to pay the March 2021 Placement Agents an aggregate cash fee equal to 7% of the aggregate gross proceeds raised from the sale of the securities sold in the Offering and reimburse the Placement Agents for certain of their expenses in an amount not to exceed $82,500.

Under the March 2021 Purchase Agreement and March 2021 Placement Agent Agreement, the Company and its subsidiaries are prohibited, for a period of 90 days after the closing, from entering into any agreement to issue or announcing any issuance or proposed issuance of common stock or any other securities that are at any time convertible into, or exercisable or exchangeable for, or otherwise entitle the holder thereof to receive common stock without the prior written consent of AGP or the investors participating in the offering. For purposes of this offering, AGP and the investors from the Company’s January 2021 Offering waived a similar 90-day restriction in the placement agent agreement and purchase agreement for that transaction.

LPC Purchase Agreement

On September 8, 2020, the Company entered into a purchase agreement (the “LPC Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right to sell to Lincoln Park up to $26.0 million of shares of the Company’s common stock at the Company’s discretion as described below (the “LPC Offering”). During 2020, the Company sold and issued an aggregate of 3.3 million shares, including the 437,828 commitment shares, under the LPC Purchase Agreement, receiving approximately $2.2 million in gross proceeds. The Company sent a letter to Lincoln Park terminating the LPC Offering effective January 21, 2021. The Company did not sell any shares under the LPC Purchase Agreement in 2021.

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

As of March 31, 2021, there were a total of 6,498,424 shares of Celsion common stock reserved for issuance under the 2018 Plan, which were comprised of 6,420,825 shares of Celsion common stock subject to equity awards previously granted under the 2018 Plan and 2007 Plan and 77,599 shares of Celsion common stock available for future issuance under the 2018 Plan. As of December 31, 2020, there were a total of 140,004 shares of Celsion common stock subject to outstanding inducement awards.

Total compensation cost related to stock options and restricted stock awards amounted to $1.6 million and $0.5 million for the three-month periods ended March 31, 2021 and 2020, respectively. Of these amounts, $587,507 and $177,936 was charged to research and development during the three-month periods ended March 31, 2021 and 2020, respectively, and $991,819 and $274,029 was charged to general and administrative expenses during the three-month periods ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, there was $4.1 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.3 years. The weighted average grant date fair values of the stock options granted was $2.03 and $1.01 during the three-month periods ended March 31, 2021 and 2020, respectively. A summary of stock option awards and restricted stock grants for the three-months ended March 31, 2021 is presented below:

	Stock Options		Restricted Stock Awards		Weighted Average
	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Contractual Terms of Equity Awards (in years)
Equity awards outstanding at January 1, 2021	4,624,725	$2.77	2,750	$0.89

Equity awards granted	2,032,500	$2.24	1,000	$2.22

Equity awards exercised or vested and issued	(7,500)	$0.63	-	$-

Equity awards forfeited, cancelled or expired	(92,646)	$2.69	-	$-

Equity awards outstanding at March 31, 2021	6,557,079	$2.65	3,750	$1.31	8.0

Aggregate intrinsic value of outstanding equity awards at March 31, 2021	$13,163		$7,875

Equity awards exercisable at March 31, 2021	4,063,706	$2.70			7.8

Aggregate intrinsic value of equity awards exercisable at March 31, 2021	$3,300

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

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	1.64 to 1.74%	1.33%
Expected volatility	106.8 to 112.5%	102.7%
Expected life (in years)	7.5 to 10.0	8.5
Expected dividend yield	-%	-%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. The risk-free interest rate is derived from values assigned to U.S. Treasury bonds with terms that approximate the expected option lives in effect at the time of grant.

Note 13. Earn-Out Milestone Liability

On March 28, 2019, the Company and EGWU, Inc, entered into an amendment to its purchase agreement (“Amended Asset Purchase Agreement”), whereby payment of the earnout milestone liability related to the Ovarian Cancer Indication of $12.4 million had been modified. The Company has the option to make the payment as follows:

a)	$7.0 million in cash within 10 business days of achieving the milestone; or
b)	$12.4 million in cash, common stock of the Company, or a combination of either, within one year of achieving the milestone.

As of March 31, 2021, and December 31, 2020, the Company fair valued the earn-out milestone liability at $7.2 million and $7.0 million, respectively, and recognized a non-cash charge of $0.2 million for the three-months ended March 31, 2021. In assessing the earnout milestone liability at March 31, 2021, the Company fair valued each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 50% and 50% probability for the $7.0 million and the $12.4 million payments, respectively.

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

The following is a summary of the changes in the earn-out milestone liability for the three-month period ended March 31, 2021:

Balance at January 1, 2021	$(7,018,000)
Non-cash loss from the change in fair value	(151,000)
Balance at March 31, 2021	$(7,169,000)

The following is a schedule of the Company’s risk-adjustment assessment of each milestone:

Date	Risk-adjustment Assessment of Achieving Each Milestone	Discount Rate	Estimated Time to Achieve

March 31, 2021	80%	9%	0.29 to 1.29 years
December 31, 2020	80%	9%	0.54 to 1.54 years

March 31, 2020	80%	9%	1.04 to 2.04 years
December 31, 2019	80%	9%	1.12 to 2.12 years

Note 14. Warrants

Following is a summary of all warrant activity for the three months ended March 31, 2021:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price

Warrants outstanding at December 31, 2020	3,853,566	$1.35

Warrants exercised during the three months ended March 31, 2021 (see Note 11)	(1,216,667)	$1.24

Warrants outstanding at March 31, 2021	2,636,899	$1.40

Aggregate intrinsic value of outstanding warrants at March 31, 2021	$413,500

Weighted average remaining contractual terms at March 31, 2021	4.6 years

Note 15. Leases

In 2011, the Company executed a lease (the “Lease”) with Brandywine Operating Partnership, L.P. (Brandywine), a Delaware limited partnership, for a 10,870 square foot premises located in Lawrenceville, New Jersey and relocated its offices to Lawrenceville, New Jersey from Columbia, Maryland. The Lease had an initial term of 66 months. In late 2015, Lenox Drive Office Park LLC purchased the real estate and office building and assumed the Lease. This Lease was set to expire on April 30, 2017. In April 2017, the Company and the landlord amended the Lease effective May 1, 2017. The 1st Lease Amendment extended the term of the agreement for an additional 64 months, reduced the premises to 7,565 square feet, reduced the monthly rent and provided four months free rent. The monthly rent ranged from approximately $18,900 in the first year to approximately $20,500 in the final year of the 1st Lease Amendment. Effective January 9, 2019, the Company amended the current terms of the 1st Lease Amendment to increase the size of the premises by 2,285 square feet to 9,850 square feet and also extended the lease term by one year to September 1, 2023. The monthly rent ranges from approximately $25,035 in the first year to approximately $27,088 in the final year of the 2nd Lease Amendment.

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

Following is a table of the lease payments and maturity of our operating lease liabilities as of March 31, 2021:

For the year ending March 31,
Remainder of 2021	$398,872
2022	535,579
2023	233,116
2024 and thereafter	-
Subtotal future lease payments	1,167,567
Less imputed interest	(127,384)
Total lease liabilities	$1,040,183

Weighted average remaining life	2.2 years

Weighted average discount rate	9.98%

For the three-month period ending March 31, 2021, operating lease expense was $130,595 and cash paid for operating leases included in operating cash flows was $131,863. For the three-month period ending March 31, 2020, operating lease expense was $130,595 and cash paid for operating leases included in operating cash flows was $130,631.

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

Note 18. Subsequent Events

As more fully discussed in Note 11, the Company completed the sale of 11.5 million shares of common stock for gross proceeds of $15 million on April 5, 2021.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed above under “Cautionary Note Regarding Forward-Looking Statements”, and in Item 1A. Risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Strategic and Clinical Overview

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

In February 2021, the Company announced that it has received Fast Track designation from the FDA for GEN-1, its DNA-mediated IL-12 immunotherapy currently in Phase II development for the treatment of advanced ovarian cancer and also provided an update on the OVATION 2 Study. The Company reported that approximately one-third, or 34 patients, of the anticipated 110 patients had been enrolled into the OVATION 2 Study, of which 20 are in the treatment arm and 14 are in the control. Currently, 27 patients have had their interval debulking surgery with the following results:

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

Business Plan

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the U.S. Food and Drug Administration. The Company has not generated significant revenue and has incurred significant net losses in each year since our inception. As of March 31, 2021, the Company has incurred approximately $318 million of cumulative net losses and we had approximately $54.6 million in cash and cash equivalents, short-term investments, and receivable on sale of net operating losses. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

The Company expects its operating losses to continue for the foreseeable future as it continues its product development efforts, and when it undertakes marketing and sales activities. The Company’s ability to achieve profitability is dependent upon its ability to obtain governmental approvals, manufacture, and market and sell its product candidates. There can be no assurance that the Company will be able to commercialize its technology successfully or that profitability will ever be achieved. The operating results of the Company have fluctuated significantly in the past.

In January 2020, the WHO declared an outbreak of coronavirus, COVID-19, to be a “Public Health Emergency of International Concern,” and the U.S. Department of Health and Human Services declared a public health emergency to aid the U.S. healthcare community in responding to COVID-19. This virus has spread to over 100 countries, including the U.S. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic impacts of the pandemic has introduced significant volatility in the financial markets. The Company did not observe significant impacts on its business or results of operations during 2020 and into 2021 due to COVID-19. While the extent to which COVID-19 impacts the Company’s future results will depend on future developments, the pandemic and associated economic impacts could result in a material impact to the Company’s future financial condition, results of operations and cash flows.

The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the U.S. and worldwide resulting from the ongoing COVID-19 pandemic. The disruptions caused by COVID-19 may also disrupt the clinical trials process and enrolment of patients. This may delay commercialization efforts. The Company continues to monitor its operating activities in light of these events. The specific impact, if any, is not readily determinable as of the date of these financial statements.

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

During 2020, 2019 and 2018, the Company submitted applications to sell a portion of the Company’s State of New Jersey net operating losses as part of the Technology Business Tax Certificate Program sponsored by The New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused NOLs and unused research and development credits are allowed to sell these benefits to other New Jersey-based companies. In 2018 and 2019, the Company sold NOLs totaling $13 million receiving net proceeds of $12.2 million. In June 2020 and as updated in September 2020, the Company filed an application with the New Jersey Economic Development Authority to sell substantially all of its remaining State of New Jersey net operating losses totaling $2.0 million available under the program. On February 12, 2021, the New Jersey Economic Development Authority approved the full amount of the Company’s application. In February of 2021, the Company entered into an agreement to sell the net operating losses from the 2020 application and the Company received net proceeds of approximately $1.85 million on May 10, 2021. During 2021, the New Jersey State Legislature increased the maximum lifetime benefit per company from $15 million to $20 million, which will allow the Company to participate in this innovative funding program in future years.

In June 2018, the Company entered into a Credit Agreement with Horizon Technology Finance Corporation (“Horizon”) that provided $10 million in capital (the “Horizon Credit Agreement”). The obligations under the Horizon Credit Agreement are secured by a first-priority security interest in substantially all assets of Celsion other than intellectual property assets. Payments under the loan agreement are interest only (calculated based on one-month LIBOR plus 7.625%) for the first twenty-four (24) months through July 2020, followed by a 21-month amortization period of principal and interest starting on August 1, 2020 and ending through the scheduled maturity date on April 1, 2023. On August 28, 2020, in connection with an Amendment to the Horizon Credit Agreement, Celsion repaid $5 million of the $10 million loan and $0.2 million in related end of term charges, and the remaining $5 million in obligations were restructured as more fully discussed in Note 8 to these financial statements.

As more fully discussed in Note 10, during 2021 through the date of the filing of this Quarterly Report on Form 10-Q, the Company has raised approximately $6.9 million in gross proceeds from the use of its JonesTrading Capital on DemandTM financing facility, $35 million from a registered direct financing completed in January 2021, $15 million from a registered direct financing completed on April 5, 2021, and $1.5 million from warrant exercises. With $54.6 million in cash and cash equivalents, short-term investments and income tax receivable from the sale of its New Jersey net operating loss at March 31, 2021, coupled with $15 million of gross proceeds received from the sale of equity from a registered direct offering it completed on April 5, 2021, the Company believes it has sufficient capital resources to fund its operations through the end of 2024.

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

Financing Overview

Equity, Debt and Other Forms of Financing

During 2020, 2019 and 2018, the Company submitted applications to sell a portion of the Company’s State of New Jersey net operating losses as part of the Technology Business Tax Certificate Program sponsored by The New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused NOLs and unused research and development credits are allowed to sell these benefits to other New Jersey-based companies. In 2018 and 2019, the Company sold NOLs totaling $13 million receiving net proceeds of $12.2 million. In June 2020 and as updated in September 2020, the Company filed an application with the New Jersey Economic Development Authority to sell substantially all of its remaining State of New Jersey net operating losses totaling $2.0 million available under the program. On February 12, 2021, the New Jersey Economic Development Authority approved the full amount of the Company’s application. In February of 2021, the Company entered into an agreement to sell the net operating losses from the 2020 application and the Company received net proceeds of approximately $1.85 million on May 10, 2021. Beginning in 2021, the New Jersey State Legislature increased the maximum lifetime benefit per company from $15 million to $20 million, which will allow the Company to participate in this innovative funding program in future years.

In June 2018, the Company entered into a Credit Agreement with Horizon Technology Finance Corporation (“Horizon”) that provided $10 million in capital (the “Horizon Credit Agreement”). The obligations under the Horizon Credit Agreement are secured by a first-priority security interest in substantially all assets of Celsion other than intellectual property assets. Payments under the loan agreement are interest only (calculated based on one-month LIBOR plus 7.625%) for the first 24 months through July 2020, followed by a 21-month amortization period of principal and interest starting on August 1, 2020 and ending through the scheduled maturity date on April 1, 2023. On August 28, 2020, in connection with an Amendment to the Horizon Credit Agreement, Celsion repaid $5 million of the $10 million loan and $0.2 million in related end of term charges, and the remaining $5 million in obligations were restructured as more fully discussed in Note 8 to our Consolidated Financial Statements contained in this Form 10-K.

In September 2018, the Company filed with the SEC a $75 million shelf registration statement on Form S-3 (the 2018 Shelf Registration Statement) that allows the Company to issue any combination of common stock, preferred stock or warrants to purchase common stock or preferred stock. This shelf registration was declared effective on October 12, 2018 and during January 2021, had been fully utilized by the end of January 2021.

On March 19, 2021, the Company filed with the SEC a $100 million shelf registration statement on Form S- (File No. 333-254515) (the “2021 Registration Statement”) that allows the Company to issue any combination of common stock, preferred stock or warrants to purchase common stock or preferred stock. This shelf registration was declared effective on March 30, 2021.

During 2020 and 2021 through the date of this Quarterly Report filed on Form 10-Q, we issued a total of 62.5 million shares of common stock as discussed below for an aggregate $83.2 million in gross proceeds.

●	On December 4, 2018, the Company entered into the Capital on Demand Agreement with JonesTrading, pursuant to which the Company may offer and sell, from time to time, through JonesTrading shares of Common Stock having an aggregate offering price of up to $16.0 million. During 2019, the Company sold and issued an aggregate of 0.5 million shares under the Capital on Demand Agreement, receiving approximately $1.0 million in gross proceeds. During 2020, the Company sold and issued an aggregate of 5.2 million shares under the Capital on Demand Agreement, receiving approximately $6.2 million in gross proceeds. During 2021 through the date of this Quarterly Report on Form 10-Q, the Company sold 7.2 million shares under the Capital on Demand Agreement, receiving approximately $6.9 million in gross proceeds under the Capital on Demand Agreement.

●	On February 27, 2020, we entered into a Securities Purchase Agreement (the “February 2020 Purchase Agreement”) with several institutional investors, pursuant to which we agreed to issue and sell, in a registered direct offering (the “February 2020 Offering”), an aggregate of 4,571,428 shares of our common stock at an offering price of $1.05 per share for gross proceeds of approximately $4.8 million before the deduction of the Placement Agent fees and offering expenses. In a concurrent private placement (the “Private Placement”), the Company issued to the investors that participated in the February 2020 Offering, for no additional consideration, warrants, to purchase up to 2,971,428 shares of common stock (the “Original Warrants”). The Original Warrants were initially exercisable six months following their date of issue and were set to expire on the five-year anniversary of such initial exercise date. The Original Warrants had an exercise price of $1.15 per share subject to adjustment as provided therein. On March 12, 2020, the Company entered into private exchange agreements (the “Exchange Agreements”) with holders of the Original Warrants. Pursuant to the Exchange Agreements, in return for a higher exercise price of $1.24 per share of common stock, the Company issued new warrants to the Investors to purchase up to 3,200,000 shares of common stock (the “Exchange Warrants”) in exchange for the Original Warrants. The Exchange Warrants, like the Original Warrants, are initially exercisable six months following their issuance (the “Initial Exercise Date”) and expire on the five-year anniversary of their Initial Exercise Date. Other than having a higher exercise price, different issue date, Initial Exercise Date and expiration date, the terms of the Exchange Warrants are identical to those of the Original Warrants. On July 31, 2020, the Company filed a Form S-3 Registration Statement to register the shares of common stock issuable under the Exchange Warrants; the Registration Statement was declared effective by the SEC on August 13, 2020. No Exchange Warrants were exercised during 2020. During 2021 through the date of this Quarterly Report on Form 10-Q, the Company issued 1.2 million shares pursuant to investors exercising Exchange Warrants, receiving approximately $1.5 million.

●	On June 22, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc. (the “Underwriter”), relating to the issuance and sale (the “Underwritten Offering”) of 2,666,667 shares of the Company’s common stock. Pursuant to the terms of the Underwriting Agreement, the Underwriter agreed to purchase the shares at a price of $3.4875 per share. The Underwriter offered the shares at a public offering price of $3.75 per share, reflecting an underwriting discount equal to $0.2625, or 7.0% of the public offering price. The net proceeds to the Company from the Underwritten Offering, after deducting the underwriting discount and estimated offering expenses payable by the Company, were approximately $9.1 million.

●	On September 8, 2020, the Company entered into a purchase agreement (the “LPC Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right to sell to Lincoln Park up to $26.0 million of shares of the Company’s Common Stock at the Company’s discretion as described below (the “LPC Offering”). During 2020, the Company sold and issued an aggregate of 3.3 million shares, including the LPC Commitment Shares, under the LPC Purchase Agreement, receiving approximately $2.2 million in gross proceeds. The Company sent a letter to Lincoln Park terminating the LPC Offering effective January 21, 2021. The Company did not sell any shares under the LPC Purchase Agreement in 2021.

●	On January 22, 2021, the Company entered into a Securities Purchase Agreement (the “January 2021 Purchase Agreement”) with several institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “January 2021 Offering”), an aggregate of 25,925,925 shares of the Company’s common stock at an offering price of $1.35 per share for gross proceeds of approximately $35 million before the deduction of the January 2021 Placement Agents (as defined below) fee and offering expenses. The closing of the January 2021 Offering occurred on January 26, 2021. In connection with the January 2021 Offering, the Company entered into a placement agent agreement (the “January 2021 Placement Agent Agreement”) with A.G.P./Alliance Global Partners (together with Brookline Capital Markets, the “January 2021 Placement Agents”) pursuant to which the Company agreed to pay the January 2021 Placement Agents a cash fee equal to 7% of the aggregate gross proceeds raised from the sale of the securities sold in the January 2021 Offering and reimburse the January 2021 Placement Agents for certain of their expenses in an amount not to exceed $82,500.

●	On March 31, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 Purchase Agreement”) with several institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “March 2021 Offering”), an aggregate of 11,538,462 shares of the Company’s common stock, at an offering price of $1.30 per share for gross proceeds of approximately $15 million before the deduction of the placement agents fee and offering expenses. The shares were offered by the Company pursuant to the 2021 Registration Statement. The March 2021 Purchase Agreement contains customary representations, warranties and agreements by the Company and customary conditions to closing. The closing of the Offering occurred on April 5, 2021. The Company will account for the March 31, 2021 Offering in the second quarter of 2021. In connection with the March 2021 Offering, the Company entered into a placement agent agreement (the “March 2021 Placement Agent Agreement”) with A.G.P./Alliance Global Partners, as lead placement agent (“AGP,” and together with JonesTrading Institutional Services LLC and Brookline Capital Markets, a division of Arcadia Securities, LLC, serving as co-placement agents, the “March 2021 Placement Agents”) pursuant to which the Company agreed to pay the March 2021 Placement Agents an aggregate cash fee equal to 7% of the aggregate gross proceeds raised from the sale of the securities sold in the Offering and reimburse the Placement Agents for certain of their expenses in an amount not to exceed $82,500. Under the March 2021 Purchase Agreement and March 2021 Placement Agent Agreement, the Company and its subsidiaries are prohibited, for a period of 90 days after the closing from issuing, entering into any agreement to issue or announcing any issuance or proposed issuance of common stock or any other securities that are at any time convertible into, or exercisable or exchangeable for, or otherwise entitle the holder thereof to receive common stock without the prior written consent of AGP or the investors participating in the offering. For purposes of the March 2021 Offering, AGP and the investors from the Company’s January 2021 Offering waived a similar 90-day restriction in the placement agent agreement and purchase agreement for that transaction.

Significant Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our 2020 Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 19, 2021. See Note 4 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

As a clinical stage biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in “Item 1A. Risk Factors” under “Part II: Other Information” included herein.

FINANCIAL REVIEW FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

Results of Operations

For the three months ended March 31, 2021, our net loss was $5.7 million compared to a net loss of $5.1 million for the same three-month period of 2020.

With $54.6 million in cash and cash equivalents, short-term investments, and receivable on sale of net operating losses at March 31, 2021, coupled with approximately $15 million of gross proceeds received from the sale of equity in the March 2021 Offering closed on April 5, 2021 and with future sales of the Company’s State of New Jersey net operating losses, the Company believes it has sufficient capital resources to fund its operations through 2024.

	Three Months Ended March 31,
	(In thousands)		Change Increase (Decrease)
	2021	2020		%
Licensing Revenue:	$125	$125	$-	-%

Operating Expenses:
Clinical Research	1,154	1,819	(665)	(36.6)%
Chemistry, Manufacturing and Controls	1,418	1,233	185	15.0%
Research and development expenses	2,572	3,052	(480)	(15.7)%
General and administrative expenses	2,936	1,839	1,097	59.7%
Total operating expenses	5,508	4,891	617	12.6%
Loss from operations	$(5,383)	$(4,766)	$(617)	(12.9)%

Comparison of the Three Months Ended March 31, 2021 and 2020

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten-year term of the agreement; therefore, we recorded deferred revenue of $125,000 in each of the first quarters of 2021 and 2020.

Research and Development Expenses

Research and development (“R&D”) expenses decreased by $0.5 million to $2.6 million in the first quarter of 2021 from $3.1 million in the same period of 2020. Costs associated with the OPTIMA Study decreased to $0.1 million in the first quarter of 2021 compared to $0.7 million in the same period of 2020. In July 2020, the Company unblinded the OPTIMA Study at the recommendation of the DMC to halt the study due to futility. Costs associated the OVATION 2 Study increased to $0.4 million in the first quarter of 2021 compared to $0.3 million in the same period of 2020. The Company initiated enrollment in the Phase 2 portion of the study during the third quarter of 2020. Regulatory costs were $0.1 million in the first quarter of 2021 compared to $0.2 million in the same period of 2020. Other clinical costs were $0.5 million the first quarter of 2021 compared to $0.6 million in the same period of 2020. R&D costs associated with the development of GEN-1 to support the OVATION 2 Study as well as development of the PLACCINE DNA vaccine technology platform increased to $1.0 million in the first quarter of 2021 compared to $0.9 million in the same period of 2020.

General and Administrative Expenses

General and administrative expenses increased to $2.9 million in the first quarter of 2021 compared to $1.8 million in the same period of 2020. This increase is primarily attributable to higher non-cash stock compensation expense of approximately $0.8 million, an increase in professional fees of $0.2 million and an increase in premiums for directors’ and officers’ insurance in the first quarter of 2021 when compared to the same period of 2020.

Change in Earn-out Milestone Liability and Warrant Expense

On March 28, 2019, the Company and EGWU, Inc, entered into an amendment to its purchase agreement (“Amended Asset Purchase Agreement”), whereby payment of the earnout milestone liability related to the Ovarian Cancer Indication of $12.4 million had been modified. The Company has the option to make the payment as follows:

a)	$7.0 million in cash within 10 business days of achieving the milestone; or
b)	$12.4 million in cash, common stock of the Company, or a combination of either, within one year of achieving the milestone.

As of March 31, 2021, and December 31, 2020, the Company fair valued the earn-out milestone liability at $7.2 million and $7.0 million, respectively, and recognized a non-cash charge of $0.2 million for the three-months ended March 31, 2021. In assessing the earnout milestone liability at March 31, 2021, the Company fair valued each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 50% and 50% probability for the $7.0 million and the $12.4 million payments, respectively.

As of March 31, 2020, and December 31, 2019, the Company fair valued the earn-out milestone liability at $5.8 million and $5.7 million, respectively, and recognized a non-cash charge of $0.1 million for the three-months ended March 31, 2020. In assessing the earnout milestone liability at March 31, 2020, the Company fair valued each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 80% and 20% probability for the $7.0 million and the $12.4 million payments, respectively.

Investment income and interest expense

The Company realized $0.1 million of investment income from its short-term investments during first quarter of 2020. Investment income was insignificant during the first quarter of 2021.

The Company entered into a new loan facility with Horizon Technology Finance Corporation on June 27, 2018. In connection with this debt facility the Company incurred $0.2 million in interest expense in the first quarter of 2021 compared to $0.3 million during the same period of 2020.

Financial Condition, Liquidity and Capital Resources

Since inception we have incurred significant losses and negative cash flows from operations. We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities and amounts received under our product licensing agreement with Yakult and our technology development agreement with Hisun. The process of developing and commercializing ThermoDox®, GEN-1 and other product candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts. We expect these activities, together with our general and administrative expenses, to result in significant operating losses for the foreseeable future. Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $318 million at March 31, 2021.

At March 31, 2021, we had total current assets of $56.2 million (including cash and cash equivalents, short-term investments, and receivable from sale of its New Jersey net operating losses of $54.6 million) and current liabilities of $6.7 million, resulting in net working capital of $49.5 million. At December 31, 2020, we had total current assets of $18.8 million (including cash and cash equivalents of $17.2 million) and current liabilities of $6.8 million, resulting in net working capital of $12.0 million. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

Net cash used in operating activities for the first three months of 2021 was $4.7 million. Net cash used in investing activities was $15.1 million during the first three months of 2021. Net cash provided by financing activities was $40.5 million during the first three months of 2021 from net proceeds received through the sale of our common stock. With $54.6 million in cash, investments and income tax receivable at March 31, 2021, coupled with approximately $15 million of gross proceeds received from the sale of equity in the March 2021 Offering closed on April 5, 2021 and with future sales of the Company’s State of New Jersey net operating losses, the Company believes it has sufficient capital resources to fund its operations through 2024.

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

Item 4. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2021, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the SEC.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our 2020 Annual Report on Form 10-K. The risks and uncertainties described in our 2020 Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Placement Agent Agreement dated March 31, 2021, between Celsion Corporation and A.G.P./Alliance Global Partners, incorporated by reference to Exhibit 1.1. to the Current Report on Form 8-K of the Company, filed on April 2, 2021 (SEC File No. 001-15911).

10.2	Form of Securities Purchase Agreement between Celsion Corporation and the investors therein, dated March 31, 2021, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on April 2, 2021 (SEC File No. 001-15911).

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders’ Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

**	XBRL information is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2021	CELSION CORPORATION

Registrant

	By:	/s/ Michael H. Tardugno
Michael H. Tardugno
Chairman, President and Chief Executive Officer

	By:	/s/ Jeffrey W. Church
Jeffrey W. Church
Executive Vice President and Chief Financial Officer

