Form 10-Q
period 2021-06-30
Celsion CORP
filed 2021-08-12
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 11, 2021, the Registrant had 86,557,736 shares of common stock, $0.01 par value per share, outstanding.

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

ii

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,437,424	$17,164,177
Investment in debt securities - available for sale, at fair value	31,923,285	–
Accrued interest on investment in debt securities	105,000	–
Advances and deposits on clinical programs and other current assets	1,844,451	1,660,695

Total current assets	60,310,160	18,824,872

Property and equipment (at cost, less accumulated depreciation and amortization)	458,551	294,551

Other assets:
Money market investments, restricted cash	6,000,000	–
Deferred income tax asset	–	1,845,823
In-process research and development, net	13,366,234	13,366,234
Goodwill	1,976,101	1,976,101
Operating lease right-of-use assets, net	840,195	1,047,336
Other intangible assets, net	–	113,660
Deposits and other assets	58,761	58,761

Total other assets	22,241,291	18,407,915

Total assets	$83,010,002	$37,527,338

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

(Continued)

	June 30, 2021	December 31, 2020
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$2,109,479	$2,244,847
Other accrued liabilities	2,312,705	2,458,532
Notes payable – current portion, net of deferred financing costs	–	1,116,663
Operating lease liability - current portion	458,168	433,413
Deferred revenue - current portion	500,000	500,000
Total current liabilities	5,380,352	6,753,455

Earn-out milestone liability	7,088,000	7,018,000
Notes payable – non-current portion, net of deferred financing costs	5,763,087	3,934,497
Operating lease liability - non-current portion	475,051	710,305
Deferred revenue - non-current portion	250,000	500,000
Total liabilities	18,956,490	18,916,257

Commitments and contingencies	–	–

Stockholders’ equity:

Preferred Stock - $0.01 par value (100,000 shares authorized, and no shares issued or outstanding at June 30, 2021 and December 31, 2020)	–	–

Common stock - $0.01 par value (112,500,000 shares authorized; 86,558,070 and 40,701,356 shares issued at June 30, 2021 and December 31, 2020, respectively, and 86,557,736 and 40,701,022 shares outstanding at June 30, 2021 and December 31, 2020, respectively)	865,581	407,014
Additional paid-in capital	386,414,630	330,289,596
Accumulated other comprehensive loss	(3,770)	–
Accumulated deficit	(323,137,741)	(312,000,341)
Total stockholders’ equity before treasury stock	64,138,700	18,696,269

Treasury stock, at cost (334 shares at June 30, 2021 and December 31, 2020)	(85,188)	(85,188)
Total stockholders’ equity	64,053,512	18,611,081

Total liabilities and stockholders’ equity	$83,010,002	$37,527,338

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Licensing revenue	$125,000	$125,000	$250,000	$250,000

Operating expenses:
Research and development	2,593,412	2,990,861	5,164,985	6,042,910
General and administrative	2,602,990	1,901,136	5,539,761	3,740,042
Total operating expenses	5,196,402	4,891,997	10,704,746	9,782,952

Loss from operations	(5,071,402)	(4,766,997)	(10,454,746)	(9,532,952)

Other (expense) income:
Gain (loss) from change in valuation of earn-out milestone liability	81,000	(256,296)	(70,000)	(297,570)
Investment income	(349)	20,960	2,062	109,269
Interest expense	(221,227)	(340,602)	(378,841)	(679,967)
Recognized loss on extinguishment of debt	(234,419)	–	(234,419)	–
Other (expense) income	(2,000)	–	(1,456)	1,407
Total other (expense) income, net	(376,995)	(575,938)	(682,654)	(866,861)

Net loss	$(5,448,397)	$(5,342,935)	$(11,137,400)	$(10,399,813)

Net loss per common share
Basic and diluted	$(0.06)	$(0.18)	$(0.15)	$(0.37)

Weighted average shares outstanding
Basic and diluted	85,923,755	29,887,329	76,165,451	27,830,573

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Other comprehensive (loss) gain

Changes in:
Realized gains (losses) on debt securities recognized in investment income, net	$1,785	$(2,865)	$1,785	$(46,097)
Unrealized (losses) gains on debt securities, net	(7,340)	6,918	(5,555)	11,185

Change in unrealized (losses) gains on available for sale securities, net	(5,555)	4,053	(3,770)	(34,912)

Net loss	(5,448,397)	(5,342,935)	(11,137,400)	(10,399,813)

Comprehensive loss	$(5,453,952)	$(5,338,882)	$(11,141,170)	$(10,434,725)

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:

Net loss	$(11,137,400)	$(10,399,813)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	383,801	378,990
Change in fair value of earn-out milestone liability	70,000	297,570
Recognition of deferred revenue	(250,000)	(250,000)
Stock-based compensation costs	2,372,945	1,030,726
Deferred income tax asset	1,845,823	1,819,324
Amortization of deferred finance charges and debt discount associated with notes payable	145,884	192,793
Net changes in:
Accrued interest on investment securities	(105,000)	13,503
Advances, deposits, and other current assets	(183,756)	(60,104)
Accounts payable and accrued liabilities	(491,694)	(946,265)
Net cash used in operating activities	(7,349,397)	(7,923,276)

Cash flows from investing activities:
Purchases of investment securities	(40,927,055)	(9,940,894)
Proceeds from sale and maturity of investment securities	9,000,000	15,100,000
Purchases of property and equipment	(227,000)	(11,837)
Net cash (used in) provided by investing activities	(32,154,055)	5,147,269

Cash flows from financing activities:
Proceeds from sale of common stock equity, net of issuance costs	52,697,265	18,182,599
Proceeds from issuance of common stock upon conversion of stock warrants	1,508,666	–
Proceeds from issuance of common stock upon conversion of stock options	4,725	371,895
Proceeds from the SVB Loan Facility, net of issuance costs	5,756,630	–
Payoff of the Horizon Credit Agreement and accrued end of term fees	(5,190,587)	–
Proceeds from Payroll Protection Program (PPP) loans	–	1,324,750
Repayments on Payroll Protection Program (PPP) loans	–	(1,324,750)
Net cash provided by financing activities	54,776,699	18,554,494

Increase in cash, cash equivalents and restricted cash	15,273,247	15,778,487
Cash, cash equivalents and restricted cash at beginning of period	17,164,177	6,875,273
Cash, cash equivalents and restricted cash at end of period	$32,437,424	$22,653,760

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Six Months Ended June 30,
	2021	2020

Supplemental disclosures of cash flow information:
Interest paid	$(267,360)	$(487,174)

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from lease payments	$264,546	$262,084

Common stock issued to settle accrued bonuses	$–	$498,632

Realized and unrealized gains (losses), net, on investment securities	$3,770	$(34,912)

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED JUNE 30, 2021 AND 2020

Three Months Ended	Common Stock Outstanding		Additional Paid in	Treasury Stock		Accumulated Other Comprehensive	Accumulated
June 30, 2021	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Total

Balance at April 1, 2021	75,019,274	$750,196	$371,982,609	334	$(85,188)	$1,785	$(317,689,344)	$54,960,058
Net loss	-	-	-	-	-	-	(5,448,397)	(5,448,397)
Sale of equity through equity financing facilities	11,538,462	115,385	13,638,402	-	-	-	-	13,753,787
Realized and unrealized gains and losses, net, on investments securities	-	-	-	-	-	(5,555)	-	(5,555)
Stock-based compensation expense	-	-	793,619	-	-	-	-	793,619
Balance at June 30, 2021	86,557,736	$865,581	$386,414,630	334	$(85,188)	$(3,770)	$(323,137,741)	$64,053,512

Three Months Ended	Common Stock Outstanding		Additional Paid in	Treasury Stock		Accumulated Other Comprehensive	Accumulated
June 30, 2020	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Total

Balance at April 1, 2020	29,257,101	$292,574	$311,570,995	334	$(85,188)	$3,813	$(295,573,658)	$16,208,536
Net loss	-	-	-	-	-	-	(5,342,935)	(5,342,935)
Sale of equity through equity financing facilities	3,831,415	38,314	12,349,538	-	-	-	-	12,387,852
Issuance of common stock upon exercise of options	140,864	1,409	370,486	-	-	-	-	371,895
Realized and unrealized gains and losses, net, on investments securities	-	-	-	-	-	4,053	-	4,053
Stock-based compensation expense	-	-	578,761	-	-	-	-	578,761
Balance at June 30, 2020	33,229,380	$332,297	$324,869,780	334	$(85,188)	$7,866	$(300,916,593)	$24,208,162

See accompanying notes to the condensed consolidated financial statements

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

(Unaudited)

SIX MONTHS ENDED JUNE 30, 2021 AND 2020

Six Months Ended	Common Stock Outstanding		Additional Paid in	Treasury Stock		Accumulated Other Comprehensive	Accumulated
June 30, 2021	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Total

Balance at January 1, 2021	40,701,022	$407,014	$330,289,596	334	$(85,188)	$-	$(312,000,341)	$18,611,081
Net loss	-	-	-	-	-	-	(11,137,400)	(11,137,400)
Sale of equity through equity financing facilities	44,632,547	446,326	52,250,939	-	-	-	-	52,697,265
Shares issued upon exercise of common stock warrants, net of fees	1,216,667	12,166	1,496,500	-	-	-	-	1,508,666
Shares issued upon exercise of options to purchase common stock	7,500	75	4,650	-	-	-	-	4,725
Realized and unrealized gains and losses, net, on investments securities	-	-	-	-	-	(3,770)	-	(3,770)
Stock-based compensation expense	-	-	2,372,945	-	-	-	-	2,372,945
Balance at June 30, 2021	86,557,736	$865,581	$386,414,630	334	$(85,188)	$(3,770)	$(323,137,741)	$64,053,512

Six Months Ended	Common Stock Outstanding		Additional Paid in	Treasury Stock		Accumulated Other Comprehensive	Accumulated
June 30, 2020	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Total
Balance at January 1, 2020	23,255,818	$232,562	$304,885,663	334	$(85,188)	$42,778	$(290,516,780)	$14,559,035
Net loss	-	-	-	-	-	-	(10,399,813)	(10,399,813)
Sale of equity through equity financing facilities	9,402,843	94,027	18,088,572	-	-	-	-	18,182,599
Issuance of common stock upon exercise of options	140,864	1,409	370,486	-	-	-	-	371,895
Realized and unrealized gains and losses, net, on investments securities	-	-	-	-	-	(34,912)	-	(34,912)
Stock-based compensation expense	-	-	1,030,726	-	-	-	-	1,030,726
Common stock issued to settle accrued bonuses	429,855	4,299	494,333	-	-	-	-	498,632
Balance at June 30, 2020	33,229,380	$332,297	$324,869,780	334	$(85,188)	$7,866	$(300,916,593)	$24,208,162

See accompanying notes to the condensed consolidated financial statements

CELSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 2021 AND 2020

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

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, CLSN Laboratories, Inc. and Celsion, GmbH, have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the three and six-month periods June 30, 2021 and 2020 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (SEC) on March 19, 2021.

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

Note 3. Financial Condition and Business Plan

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the U.S. Food and Drug Administration. The Company has not generated significant revenue and has incurred significant net losses in each year since our inception. As of June 30, 2021, the Company has incurred approximately $323 million of cumulative net losses and had approximately $64.5 million in cash and cash equivalents, restricted cash, short-term investments and interest receivable. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

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

During 2020, 2019 and 2018, the Company submitted applications to sell a portion of the Company’s State of New Jersey net operating losses as part of the Technology Business Tax Certificate Program sponsored by The New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused NOLs and unused research and development credits are allowed to sell these benefits to other New Jersey-based companies. In 2018 and 2019, the Company sold NOLs totaling $13 million receiving net proceeds of $12.2 million. In June 2020 and as updated in September 2020, the Company filed an application with the New Jersey Economic Development Authority to sell substantially all of its remaining State of New Jersey net operating losses totaling $2.0 million available under the program. On February 12, 2021, the New Jersey Economic Development Authority approved the full amount of the Company’s application. In February of 2021, the Company entered into an agreement to sell the net operating losses from the 2020 application and the Company received net proceeds of approximately $1.85 million on May 10, 2021. During 2021, the New Jersey State Legislature increased the maximum lifetime benefit per company from $15 million to $20 million, which will allow the Company to participate in this innovative funding program in future years. On June 16, 2021, the Company filed another application to sell approximately $1.6 million of net operating losses during 2021 and expects to receive up to approximately $1.4 million under the current year program.

In June 2018, the Company entered into a Credit Agreement with Horizon Technology Finance Corporation (“Horizon”) that provided $10 million in capital (the “Horizon Credit Agreement”). The obligations under the Horizon Credit Agreement are secured by a first-priority security interest in substantially all assets of Celsion other than intellectual property assets. Payments under the loan agreement are interest only (calculated based on one-month LIBOR plus 7.625%) for the first 24 months through July 2020, followed by a 21-month amortization period of principal and interest starting on August 1, 2020 and ending through the scheduled maturity date on April 1, 2023. On August 28, 2020, in connection with an Amendment to the Horizon Credit Agreement, Celsion repaid $5 million of the $10 million loan and $0.2 million in related end of term charges, and the remaining $5 million in obligations were restructured. As more fully discussed in Note 11 to these financial statements, in June 2021, the Company entered into a $10 million loan facility with Silicon Valley Bank. The Company immediately used $6 million from this facility to retire all outstanding indebtedness with Horizon Technology Finance Corporation. The remaining $4 million will be available to be drawn down up to 12 months after closing and will be used for working capital and to fund the advancement of the Company’s product pipelines. The funding is in the form of money market secured indebtedness bearing interest at a calculated WSJ Prime-based variable rate (currently 3.25%). Payments under the loan agreement are interest only for the first 24 months after loan closing, followed by a 24-month amortization period of principal and interest through the scheduled maturity date.

As more fully discussed in Note 12, during 2021 through the date of the filing of this Quarterly Report on Form 10-Q, the Company has raised approximately $6.9 million in gross proceeds from the use of its JonesTrading Capital on DemandTM financing facility, $35 million from a registered direct financing completed in January 2021, $15 million from a registered direct financing completed on April 5, 2021, and $1.5 million from warrant exercises. With $64.5 million in cash and cash equivalents, restricted cash, short-term investments and interest receivable, the Company believes it has sufficient capital resources to fund its operations through the end of 2024.

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

Note 5. Restricted Cash

As a condition of the $10 million loan facility with Silicon Valley Bank (“SVB”) entered into on June 18, 2021 as further discussed in Note 11, the Company is required at all times to maintain on deposit with SVB as cash collateral in a segregated money market bank account in the name of the Company, unrestricted and unencumbered cash in an amount of at least 100% of the aggregate outstanding amount of the SVB loan facility. SVB may restrict withdrawals or transfers by or on behalf of the Company that would violate this requirement. The required reserve totaled $6.0 million as of June 30, 2021. This amount is presented in part as restricted cash in other non-current assets on the accompanying condensed consolidated balance sheets.

The following table reconciles cash and cash equivalents and restricted cash per the balance sheet to the condensed statement of cash flows:

	June 30,	June 30,
	2021	2020
Cash and cash equivalents	$26,437,424	$22,653,760
Money market investments, restricted	6,000,000	-
Total	$32,437,424	$22,653,760

Note 6. Net Loss per Common Share

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

The total number of shares of common stock issuable upon exercise of warrants, stock option grants and equity awards were 9,325,228 and 8,560,124 shares for the three and six-month periods ended June 30, 2021 and 2020, respectively. Warrants with an exercise price of $0.01 exercisable for 200,000 shares of common stock were considered issued in calculating basic loss per share during the first six-months of 2020. These warrants were exercised in October 2020. For the three and six-month periods ended June 30, 2021 and 2020, diluted loss per common share was the same as basic loss per common share as the other warrants and equity awards that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive. The Company did not pay any dividends during the first six months of 2021 or 2020.

Note 7. Investment in Debt Securities Available for Sale

Investments in debt securities available for sale with a fair value of $31,923,285 as of June 30, 2021, consisted of government backed debt securities and commercial paper. These investments are valued at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in accumulated other comprehensive loss. The Company only had investments in cash and cash equivalents on December 31, 2020.

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

A summary of the cost, fair value and maturities of the Company’s short-term investments is as follows:

	June 30, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Short-term investments
Commercial paper	$7,795,035	$7,792,785	$-	-
Government backed debt securities	24,132,020	24,130,500	-	-
Total	$31,927,055	$31,923,285	$-	$-

	June 30, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Short-term investment maturities
Within 3 months	$2,999,420	$7,792,785	$-	$-
Between 3-12 months	28,927,635	24,130,500	-	-
Total	$31,927,055	$31,923,285	$-	$-

The following table shows the Company’s investment in debt securities available for sale gross unrealized gains (losses) and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2021 and December 31, 2020. The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	June 30, 2021		December 31, 2020
Available for sale securities (all unrealized holding gains and losses are less than 12 months at date of measurement)	Fair Value	Unrealized Holding Gains (Losses)	Fair Value	Unrealized Holding Gains (Losses)

Investments with unrealized gains	$5,998,980	$1,073	$-	$-
Investments with unrealized losses	25,924,305	(4,843)	-	-
Total	$31,923,285	$(3,770)	$-	$-

Investment (loss) income, which includes net realized losses on sales of available for sale securities and investment income interest and dividends, is summarized as follows:

	Three Months Ended June 30,
	2021	2020
Interest and dividends accrued and paid	$1,436	$18,095
Realized (losses) gains	(1,785)	2,865
Investment (loss) income, net	$(349)	$20,960

	Six Months Ended June 30,
	2021	2020
Interest and dividends accrued and paid	$3,847	$63,172
Realized (losses) gains	(1,785)	46,097
Investment income, net	$2,062	$109,269

Note 8. Fair Value Measurements

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

Cash and cash equivalents, other current assets, accounts payable and other accrued liabilities are reflected in the condensed consolidated balance sheet at their approximate estimated fair values primarily due to their short-term nature. The fair values of securities available for sale is determined by relying on the securities’ relationship to other benchmark quoted securities and classified its investments as Level 2 items in both 2021 and 2020. There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the six-months ended June 30, 2021 or during the year ended December 31, 2020. The changes in Level 3 liabilities were the result of changes in the fair value of the earn-out milestone liability included in earnings and in-process R&D. The earnout milestone liability is valued using a risk-adjusted assessment of the probability of payment of each milestone, discounted to present value using an estimated time to achieve the milestone (see Note 14).

Assets and liabilities measured at fair value are summarized below:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Recurring items as of June 30, 2021
Investment in debt securities - available for sale, at fair value	$31,923,285	$–	$31,923,285	$–

Non-recurring items as of June 30, 2021
In-process R&D (Note 9)	$13,366,234	$–	$–	$13,366,234

Non-recurring items as of December 31, 2020
In-process R&D (Note 9)	$13,366,234	$–	$–	$13,366,234

Liabilities:

Recurring items as of June 30, 2021
Earn-out milestone liability (Note 14)	$7,088,000	$–	$–	$7,088,000

Recurring items as of December 31, 2020
Earn-out milestone liability (Note 14)	$7,018,000	$–	$–	$7,018,000

Note 9. Intangible Assets

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

The Company’s ovarian cancer indication, with original value of $13.3 million has not been impaired since its acquisition. At September 30, 2020, the Company evaluated its IPR&D of the ovarian cancer indication and concluded that it is not more likely than not that the asset is impaired. As no other indicators of impairment existed during the fourth quarter of 2020 or first half of 2021, no impairment charges were recorded during the three or six-months ended June 30, 2021 and 2020.

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

Covenants Not to Compete

Pursuant to the EGEN Purchase Agreement, EGEN provided certain covenants (“Covenant Not To Compete”) to the Company whereby EGEN agreed, during the period ending on the seventh anniversary of the closing date of the acquisition on June 20, 2014, not to enter into any business, directly or indirectly, which competes with the business of the Company nor will it contact, solicit or approach any of the employees of the Company for purposes of offering employment. The Covenant Not to Compete which was valued at approximately $1.6 million at the date of the EGEN acquisition has a definitive life and is amortized on a straight-line basis over its life of 7 years. The Company recognized amortization expense of $56,830 in each of the three and six-month periods ended June 30, 2021 and 2020. The carrying value of the Covenant Not to Compete was fully amortized as of June 30, 2021 and $113,660, net of $1,477,554 accumulated amortization, as of December 31, 2020.

Goodwill

The purchase price exceeded the estimated fair value of the net assets acquired by approximately $2.0 million which was recorded as Goodwill. Goodwill represents the difference between the total purchase price for the net assets purchased from EGEN and the aggregate fair values of tangible and intangible assets acquired, less liabilities assumed. Goodwill is reviewed for impairment at least annually as of our third quarter ended September 30 or sooner if we believe indicators of impairment exist. As of June 30, 2021, we concluded that the Company’s fair value exceeded its carrying value therefore “it is not more likely than not” that the Goodwill was impaired.

Following is a summary of the net fair value of the assets acquired in the EGEN asset acquisition for the six-month period ended June 30, 2021:

	IPR&D	Goodwill	Covenant Not To Compete
For the six-months ended June 30, 2021
Balance at January 1, 2021, net	$13,366,234	$1,976,101	$113,660
Amortization	-	-	(113,660)
Balance at June 30, 2021, net	$13,366,234	$1,976,101	$-

Note 10. Accrued Liabilities

Other accrued liabilities at June 30, 2021 and December 31, 2020 include the following:

	June 30, 2021	December 31, 2020

Amounts due to contract research organizations and other contractual agreements	$1,189,017	$636,000
Accrued payroll and related benefits	1,016,610	1,736,271
Accrued professional fees	80,625	66,850
Accrued interest	7,042	-
Other	19,411	19,411
Total	$2,312,705	$2,458,532

Note 11. Notes Payable

The SVB Loan Facility

On June 18, 2021, the Company entered into a $10 million loan facility (the “SVB Loan Facility”) with Silicon Valley Bank (“SVB”). Celsion immediately used $6 million from the SVB Loan Facility to retire all outstanding indebtedness with Horizon Technology Finance Corporation as further discussed below. Simultaneously with this transaction, the Company used $6.0 million of other available funds to establish a restricted cash account which serves as security for the SVB Loan Facility. The remaining $4 million will be available to be drawn down up to 12 months after closing and will be used for working capital and to fund the advancement of the Company’s product pipeline, including GEN-1 for the treatment of newly diagnosed advanced ovarian cancer, as well as other strategic initiatives intended to broaden its product pipeline.

The SVB Loan Facility is in the form of money market secured indebtedness bearing interest at a calculated WSJ Prime-based variable rate (currently 3.25%). A final payment equal to 3% of the total $10 million commitment amount is due upon maturity or prepayment of the SVB Loan Facility. There was no facility commitment fee and no stock or warrants were issued to SVB. Payments under the loan agreement are interest only for the first 24 months after loan closing, followed by a 24-month amortization period of principal and interest through the scheduled maturity date.

In connection with the SVB Loan Facility, the Company incurred financing fees and expenses totaling $243,370 which is recorded and classified as debt discount and are being amortized as interest expense using the effective interest method over the life of the loan. Also, in connection with the SVB Loan Facility, the Company is required to pay an end-of-term fee equal to 3.0% of the original loan amount at time of maturity. Therefore, these amounts totaling $300,000 were being amortized as interest expense using the effective interest method over the life of the loan. During the three and six-month periods ended June 30, 2021, the Company incurred $7,042 in interest expense and amortized $6,457 as interest expense for debt discounts and end-of-term fee in connection with the SVB Financing Facility.

Following is a schedule of future principal payments, net of unamortized debt discounts and amortized end-of-term fee, due on the SVB Loan Facility:

As of June 30,
2022	$–
2023	–
2024	3,000,000
2025 and thereafter	3,000,000
Subtotal of future principal payments	6,000,000
Unamortized debt premium, net	(236,913)
Total	$5,763,087

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

Pursuant to the Amendment, the remaining $5 million in obligations of Celsion under the Horizon Credit Agreement was secured by a first-priority security interest in substantially all assets of Celsion other than intellectual property assets. The obligations bore interest at a rate calculated based an amount by which the one-month LIBOR exceeds 2% plus 7.625%. In no event shall the interest rate be less than 9.625%. Payments pursuant to the Amendment were interest only for the first twelve (12) months after August 1, 2020, followed by a 21-month amortization period of principal and interest through the scheduled maturity date on April 1, 2023. In addition, the remaining $5 million in obligations was subject to an end of term fee equal, in the aggregate, to $275,000, which amount was payable upon the maturity of the obligations or upon the date of final payment or default, as applicable. In connection with the Amendment, Celsion agreed to a liquidity covenant which provides that, at all times, Celsion shall maintain unrestricted cash and/or cash equivalents on deposit in accounts over which the applicable Lenders maintain an account control agreement in an amount not less than $2.5 million. In addition, pursuant to the Amendment, Celsion agreed to provide evidence to Horizon on or before March 31, 2021, that it received aggregate cash proceeds of not less than $5 million from the sale of equity, debt, its New Jersey net operating losses, or a combination thereof, subsequent to the date of the Amendment. The Company met this requirement during the fourth quarter of 2020.

In connection with the Horizon Credit Agreement, the Company incurred financing fees and expenses totaling $175,000 which were recorded and classified as debt discount. In addition, the Company paid loan origination fees of $100,000 which were recorded and classified as debt discount. These debt discount amounts totaling $782,116 were being amortized as interest expense using the effective interest method over the life of the loan. Also, in connection with each of the Horizon Credit Agreement, the Company was required to pay an end of term charge equal to 4.0% of the original loan amount at time of maturity. Therefore, those amounts totaling $400,000 were being amortized as interest expense using the effective interest method over the life of the loan.

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

The New Warrants were immediately exercisable for cash or by net exercise from the date of grant and will expire after ten years from the date of grant. Effective October 27, 2020. The Horizon Credit Agreement contains customary representations, warranties and affirmative and negative covenants including, among other things, covenants that limit or restrict Celsion’s ability to grant liens, incur indebtedness, make certain restricted payments, merge, or consolidate and make dispositions of assets.

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

During the three and six-month periods ended June 30, 2021, the Company incurred $105,607 and $225,920, respectively, in interest expense and amortized $102,126 and $139,428 as interest expense for debt discounts and end of term charges in connection with the Horizon Credit Agreement. During the three and six-month periods ended June 30, 2020, the Company incurred $243,299 and $486,597, respectively, in interest expense and amortized $96,727 and $192,793, respectfully, as interest expense for debt discounts and end of term charges in connection with the Horizon Credit Agreement.

On June 18, 2021, as a condition of entering into the SVB Loan Facility, the Company paid the outstanding principal balance, an early termination fee and the end of term charges in full satisfaction of the Horizon Credit Agreement, as amended. Following is a schedule of the amounts paid to Horizon on June 18, 2021.

Principal balance at June 18, 2021	$5,000,000
Early termination fees	150,000
End of term charges	275,000
Total	$5,425,000

During the three and six months ended June 30, 2021, the Company recorded a loss of $234,419 on the termination of the Horizon Credit Agreement, as amended, which represented the early termination fee and the end of term fees, net of previously amortized interest expense totaling $190,581 on the date of its payoff.

Note 12. Stockholders’ Equity

In September 2018, the Company filed with the SEC a $75 million shelf registration statement on Form S-3 (the 2018 Shelf Registration Statement) that allows the Company to issue any combination of common stock, preferred stock or warrants to purchase common stock or preferred stock. This shelf registration was declared effective on October 12, 2018, and was fully utilized by the end of January 2021.

On March 19, 2021, the Company filed with the SEC a new $100 million shelf registration statement on Form S-3 (the “2021 Registration Statement”) that allows the Company to issue any combination of common stock, preferred stock or warrants to purchase common stock or preferred stock. This shelf registration was declared effective on March 30, 2021.

Capital on DemandTM Sales Agreement

On December 4, 2018, the Company entered into the Capital on Demand Agreement with JonesTrading, pursuant to which the Company may offer and sell, from time to time, through JonesTrading shares of Common Stock having an aggregate offering price of up to $16.0 million.

During 2020 through June 30, 2020, the Company sold and issued an aggregate of 1.2 million shares under the Capital on Demand Agreement, receiving approximately $3.5 million in gross proceeds. During the first half of 2021, the Company sold 7.2 million shares under the Capital on Demand Agreement, receiving approximately $6.9 million in gross proceeds under the Capital on Demand Agreement.

Registered Direct Offering

On February 27, 2020, we entered into a Securities Purchase Agreement (the “February 2020 Purchase Agreement”) with several institutional investors, pursuant to which we agreed to issue and sell, in a registered direct offering (the “February 2020 Offering”), an aggregate of 4,571,428 shares of our common stock at an offering price of $1.05 per Share for gross proceeds of approximately $4.8 million before the deduction of the Placement Agent fees and offering expenses. In a concurrent private placement (the “Private Placement”), the Company issued to the investors that participated in the February 2020 Offering, for no additional consideration, warrants to purchase up to 2,971,428 shares of common stock (the “Original Warrants”). The Original Warrants were initially exercisable six months following their date of issue and were set to expire on the five-year anniversary of such initial exercise date. The Original Warrants had an exercise price of $1.15 per share subject to adjustment as provided therein. On March 12, 2020, the Company entered into private exchange agreements (the “Exchange Agreements”) with holders of the Original Warrants. Pursuant to the Exchange Agreements, in return for a higher exercise price of $1.24 per share of common stock, the Company issued new warrants to the Investors to purchase up to 3,200,000 shares of common stock (the “Exchange Warrants”) in exchange for the Original Warrants. The Exchange Warrants, like the Original Warrants, are initially exercisable six months following their issuance (the “Initial Exercise Date”) and expire on the five-year anniversary of their Initial Exercise Date. Other than having a higher exercise price, different issue date, Initial Exercise Date and expiration date, the terms of the Exchange Warrants are identical to those of the Original Warrants. On July 31, 2020, the Company filed a Form S-3 Registration Statement to register the shares of common stock issuable under the Exchange Warrants; the Registration Statement was declared effective by the SEC on August 13, 2020. No Exchange Warrants were exercised during 2020. During 2021 through the date of this Quarterly Report on Form 10-Q, the Company issued 1.2 million shares pursuant to investors exercising Exchange Warrants, receiving approximately $1.5 million in net proceeds.

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

LPC Purchase Agreement

On September 8, 2020, the Company entered into a purchase agreement (the “LPC Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right to sell to Lincoln Park up to $26.0 million of shares of the Company’s common stock at the Company’s discretion as described below (the “LPC Offering”). During 2020, the Company sold and issued an aggregate of 3.3 million shares, including the 437,828 commitment shares, under the LPC Purchase Agreement, receiving approximately $2.2 million in gross proceeds. On January 21, 2021, the Company terminated the LPC Purchase Agreement. The Company did not sell any shares under the LPC Purchase Agreement in 2021.

Note 13. Stock-Based Compensation

The Company has long-term compensation plans that permit the granting of equity-based awards in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, other stock awards, and performance awards.

At the 2018 Annual Stockholders Meeting of the Company held on May 15, 2018, stockholders approved the Celsion Corporation 2018 Stock Incentive Plan (the “2018 Plan”). The 2018 Plan, as adopted, permits the granting of 2,700,000 shares of Celsion common stock as equity awards in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, other stock awards, performance awards, or in any combination of the foregoing. At the 2019 Annual Stockholders Meeting of the Company held on May 14, 2019, stockholders approved an amendment to the 2018 Plan whereby the Company increased the number of common stock shares available by 1,200,000 to a total of 3,900,000 under the 2018 Plan, as amended. Prior to the adoption of the 2018 Plan, the Company had maintained the Celsion Corporation 2007 Stock Incentive Plan (the “2007 Plan”). At the 2020 Annual Stockholders Meeting of the Company held on June 15, 2020, stockholders approved an amendment to the 2018 Plan, as previously amended, whereby the Company increased the number of shares of common stock available by 2,500,000 to a total of 6,400,000 under the 2018 Plan, as amended. At the 2021 Annual Stockholders Meeting of the Company held on June 10, 2020, stockholders approved an amendment to the 2018 Plan, as previously amended, whereby the Company increased the number of shares of common stock available by 7,700,000 to a total of 14,100,000 under the 2018 Plan, as amended.

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

As of June 30, 2021, there were a total of 14,198,424 shares of Celsion common stock reserved for issuance under the 2018 Plan, which were comprised of 6,548,325 shares of Celsion common stock subject to equity awards previously granted under the 2018 Plan and 2007 Plan and 7,650,099 shares of Celsion common stock available for future issuance under the 2018 Plan. As of June 30, 2021, there were a total of 140,004 shares of Celsion common stock subject to outstanding inducement awards.

Total compensation cost related to stock options and restricted stock awards amounted to $793,619 and $578,761 for the three-month periods ended June 30, 2021 and 2020, respectively. Of these amounts, $299,581 and $200,186 was charged to research and development during the three-month periods ended June 30, 2021 and 2020, respectively, and $494,038 and $378,575 was charged to general and administrative expenses during the three-month periods ended June 30, 2021 and 2020, respectively.

Total compensation cost related to stock options and restricted stock awards amounted to $2,372,945 and $1,030,726 for the six-month periods ended June 30, 2021 and 2020, respectively. Of these amounts, $882,088 and $378,122 was charged to research and development during the six-month periods ended June 30, 2021 and 2020, respectively, and $1,490,857 and $652,604 was charged to general and administrative expenses during the six-month periods ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, there was $3.2 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.2 years. The weighted average grant date fair values of the stock options granted was $1.98 and $3.10 during the six-month periods ended June 30, 2021 and 2020, respectively. A summary of stock option awards and restricted stock grants for the three-months ended June 30, 2021 is presented below:

	Stock Options		Restricted Stock Awards		Weighted Average
	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Contractual Terms of Equity Awards (in years)
Equity awards outstanding at January 1, 2021	4,624,725	$2.77	2,750	$0.89

Equity awards granted	2,154,000	$2.18	7,000	$1.38

Equity awards exercised or vested and issued	(7,500)	$0.63	-	$-

Equity awards forfeited, cancelled or expired	(92,646)	$2.69	-	$-

Equity awards outstanding at June 30, 2021	6,678,579	$2.58	9,750	$1.27	8.0

Aggregate intrinsic value of outstanding equity awards at June 30, 2021	$12,145		$12,383

Equity awards exercisable at June 30, 2021	4,329,286	$2.73			7.8

Aggregate intrinsic value of equity awards exercisable at June 30, 2021	$1,650

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

Six Months Ended June 30,
	2021	2020
Risk-free interest rate	1.56 to 1.74%	0.71 to 1.33%
Expected volatility	106.8 to 113.0%	100.4 to 104.2%
Expected life (in years)	7.5 to 10.0	8.5 to 10.0
Expected dividend yield	-%	-%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. The risk-free interest rate is derived from values assigned to U.S. Treasury bonds with terms that approximate the expected option lives in effect at the time of grant.

Note 14. Earn-Out Milestone Liability

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

As of June 30, 2021, March 31, 2021, and December 31, 2020, the Company fair valued the earn-out milestone liability at $7.1 million, $7.2 million and $7.0 million, respectively, and recognized a non-cash benefit of $0.1 million for the three-months ended June 30, 2021 and a non-cash charge of $0.1 million for the six-months ended June 30, 2021. In assessing the earnout milestone liability at June 30, 2021 and March 31, 2021, the Company fair valued each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 50% / 50% probability for the $7.0 million and the $12.4 million payments, respectively.

As of June 30, 2020, March 31, 2020, and December 31, 2019, the Company fair valued the earn-out milestone liability at $6.0 million, $5.8 million, and $5.7 million, respectively and recognized a non-cash charge of $0.2 and $0.3 million for the three-month and six-month periods ended June 30, 2020, respectively. In assessing the earnout milestone liability at June 30, 2020 and March 31, 2020, the Company fair valued each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 80% / 20% probability for the $7.0 million and the $12.4 million payments, respectively.

The following is a summary of the changes in the earn-out milestone liability for the six-month period ended June 30, 2021:

Balance at January 1, 2021	$(7,018,000)
Non-cash loss from the change in fair value	(70,000)
Balance at June 30, 2021	$(7,088,000)

The following is a schedule of the Company’s risk-adjustment assessment of each milestone:

Date	Risk-adjustment Assessment of Achieving Each Milestone	Discount Rate	Estimated Time to Achieve

June 30, 2021	80%	9%	0.42 to 1.42 years
March 31, 2021	80%	9%	0.29 to 1.29 years
December 31, 2020	80%	9%	0.54 to 1.54 years

June 30, 2020	80%	9%	0.54 to 1.54 years
March 31, 2020	80%	9%	1.04 to 2.04 years
December 31, 2019	80%	9%	1.12 to 2.12 years

Note 15. Warrants

Following is a summary of all warrant activity for the six months ended June 30, 2021:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price

Warrants outstanding at December 31, 2020	3,853,566	$1.35

Warrants exercised during the six months ended June 30, 2021 (see Note 12)	(1,216,667)	$1.24

Warrants outstanding at June 30, 2021	2,636,899	$1.40

Aggregate intrinsic value of outstanding warrants at June 30, 2021	$159,857

Weighted average remaining contractual terms at June 30, 2021	4.6 years

Note 16. Leases

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

Following is a table of the lease payments and maturity of our operating lease liabilities as of June 30, 2021:

For the year ending June 30,
Remainder of 2021	$266,188
2022	535,579
2023	233,116
2024 and thereafter	-
Subtotal future lease payments	1,034,883
Less imputed interest	(101,664)
Total lease liabilities	$933,219

Weighted average remaining life	2.0 years

Weighted average discount rate	9.98%

For the three-month and six-month periods ended June 30, 2021, operating lease expense was $130,595 and $261,190, respectively and cash paid for operating leases included in operating cash flows was $132,684 and $264,546, respectively. For the three-month and six-month periods ended June 30, 2020, operating lease expense was $130,595 and $261,190, respectively and cash paid for operating leases included in operating cash flows was $131,452 and $262,084, respectively.

Note 17. Technology Development and Licensing Agreements

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

Note 18. Commitments and Contingencies

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

Below are summaries of several investigator-sponsored studies using ThermoDox®:

●	Oxford University commenced enrolling patients in a Phase I pancreatic cancer study with ThermoDox® in combination with High Intensity Focused Ultrasound (HIFU) in July of 2021. The primary objective of this trial, the PanDox Study: Targeted Doxorubicin in Pancreatic Tumors, is to quantify the enhancement in intratumoral doxorubicin concentration when delivered with ThermoDox® and HIFU, versus doxorubicin monotherapy. This study is being undertaken pursuant to promising data in a mouse model of pancreatic cancer, which was published in the International Journal of Hyperthermia in 2018. That preclinical study showed a 23x increase in intratumoral doxorubicin concentration with ThermoDox® + HIFU, compared with a 2x increase in intratumoral doxorubicin concentration with free doxorubicin plus HIFU.

●	Utrecht University in the Netherlands continues to enroll patients in a Phase I breast cancer study to determine the safety, tolerability and feasibility of ThermoDox® in combination with Magnetic Resonance Guided High Intensity Focused Ultrasound (MR-HIFU) hyperthermia and cyclophosphamide therapy for the local treatment of the primary tumor in metastatic breast cancer (mBC). This investigator-sponsored study, which is being funded by the Dutch Cancer Society, the Center for Translational Molecular Medicine (a public-private partnership in the Netherlands), will be conducted at University Medical Center Utrecht and will enroll up to 12 newly diagnosed mBC patients. Celsion will supply Thermodox® clinical product for the trial.

●	As evidence of the ongoing support Celsion enjoys from the NIH, they have organized a clinical project to evaluate ThermoDox® plus the chemotherapy drug mitomycin in bladder cancer. Depending on the NIH timelines, this study may commence as early as 2021.

Business Plan

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the U.S. Food and Drug Administration. The Company has not generated significant revenue and has incurred significant net losses in each year since our inception. As of June 30, 2021, the Company has incurred approximately $323 million of cumulative net losses and we had approximately $64.5 million in cash and cash equivalents, restricted cash, short-term investments, and receivable on sale of net operating losses. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

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

In January 2020, the WHO declared an outbreak of coronavirus, COVID-19, to be a “Public Health Emergency of International Concern,” and the U.S. Department of Health and Human Services declared a public health emergency to aid the U.S. healthcare community in responding to COVID-19. This virus has spread to over 100 countries, including the U.S. Governments and businesses around the world undertook unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that has prohibited many employees from going to work. Uncertainty with respect to the economic impacts of the pandemic introduced significant volatility in the financial markets. The Company did not observe significant impacts on its business or results of operations during 2020 and thus far in 2021 due to COVID-19. While the extent to which COVID-19 impacts the Company’s future results will depend on future developments, the pandemic and associated economic impacts could result in a material impact to the Company’s future financial condition, results of operations and cash flows.

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

On July 13, 2020As discussed earlier in this Quarterly Report on Form 10Q, the Company announced that it has received a recommendation from the independent DMC to consider stopping the global Phase III OPTIMA Study of ThermoDox® in combination with RFA for the treatment of HCC, or primary liver cancer on July 13, 2020. On February 11, 2021, the Company issued a letter to shareholders stating that the Company was notifying all clinical sites to discontinue following patients in the OPTIMA Study.

During 2020, 2019 and 2018, the Company submitted applications to sell a portion of the Company’s State of New Jersey net operating losses as part of the Technology Business Tax Certificate Program sponsored by The New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused NOLs and unused research and development credits are allowed to sell these benefits to other New Jersey-based companies. In 2018 and 2019, the Company sold NOLs totaling $13 million receiving net proceeds of $12.2 million. In June 2020 and as updated in September 2020, the Company filed an application with the New Jersey Economic Development Authority to sell substantially all of its remaining State of New Jersey net operating losses totaling $2.0 million available under the program. On February 12, 2021, the New Jersey Economic Development Authority approved the full amount of the Company’s application. In February of 2021, the Company entered into an agreement to sell the net operating losses from the 2020 application and the Company received net proceeds of approximately $1.85 million on May 10, 2021. During 2021, the New Jersey State Legislature increased the maximum lifetime benefit per company from $15 million to $20 million, which will allow the Company to participate in this innovative funding program in future years (see additional disclosure on next page).

In June 2018, the Company entered into a Credit Agreement with Horizon Technology Finance Corporation (“Horizon”) that provided $10 million in capital (the “Horizon Credit Agreement”). The obligations under the Horizon Credit Agreement are secured by a first-priority security interest in substantially all assets of Celsion other than intellectual property assets. Payments under the loan agreement are interest only (calculated based on one-month LIBOR plus 7.625%) for the first 24 months through July 2020, followed by a 21-month amortization period of principal and interest starting on August 1, 2020 and ending through the scheduled maturity date on April 1, 2023. On August 28, 2020, in connection with an Amendment to the Horizon Credit Agreement, Celsion repaid $5 million of the $10 million loan and $0.2 million in related end of term charges, and the remaining $5 million in obligations were restructured as more fully discussed in Note 11 to the financial statements As more fully discussed in Note 11, in June 2021, the Company entered into a $10 million loan facility with Silicon Valley Bank. The Company immediately used $6 million from this facility to retire all outstanding indebtedness with Horizon Technology Finance Corporation. The remaining $4 million will be available to be drawn down up to 12 months after closing and will be used for working capital and to fund the advancement of the Company’s product pipelines. The funding is in the form of money market secured indebtedness bearing interest at a calculated WSJ Prime-based variable rate (currently 3.25%).

 Payments under the loan agreement are interest only for the first 24 months after loan closing, followed by a 24-month amortization period of principal and interest through the scheduled maturity date.

As more fully discussed in Note 12, during 2021 through the date of the filing of this Quarterly Report on Form 10-Q, the Company raised approximately $6.9 million in gross proceeds from the use of its JonesTrading Capital on DemandTM financing facility, $35 million from a registered direct financing completed in January 2021, $15 million from a registered direct financing completed in April 2021, and $1.5 million from warrant exercises. With $64.5 million in cash and cash equivalents, restricted cash, short-term investments and interest receivable at June 30, 2021, the Company believes it has sufficient capital resources to fund its operations through the end of 2024.

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

Financing Overview

Equity, Debt and Other Forms of Financing

During 2020, 2019 and 2018, the Company submitted applications to sell a portion of the Company’s State of New Jersey net operating losses as part of the Technology Business Tax Certificate Program sponsored by The New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused NOLs and unused research and development credits are allowed to sell these benefits to other New Jersey-based companies. In 2018 and 2019, the Company sold NOLs totaling $13 million receiving net proceeds of $12.2 million. In June 2020 and as updated in September 2020, the Company filed an application with the New Jersey Economic Development Authority to sell substantially all of its remaining State of New Jersey net operating losses totaling $2.0 million available under the program. On February 12, 2021, the New Jersey Economic Development Authority approved the full amount of the Company’s application. In February of 2021, the Company entered into an agreement to sell the net operating losses from the 2020 application and the Company received net proceeds of approximately $1.85 million on May 10, 2021. During 2021, the New Jersey State Legislature increased the maximum lifetime benefit per company from $15 million to $20 million, which will allow the Company to participate in this innovative funding program in future years. On June 16, 2021, the Company filed another application to sell approximately $1.6 million of net operating losses during 2021 and expects to receive up to approximately $1.4 million under the current year program.

As previously discussed, the Company entered into a Credit Agreement with Horizon Technology Finance Corporation (“Horizon”) that provided $10 million in capital (the “Horizon Credit Agreement”) in June 2018. In August, 2020, in connection with an Amendment to the Horizon Credit Agreement, Celsion repaid $5 million of the $10 million loan and $0.2 million in related end of term charges, and the remaining $5 million in obligations were restructured. In June 2021, the Company entered into a $10 million loan facility with Silicon Valley Bank. The Company immediately used $6 million from this facility to retire all outstanding indebtedness with Horizon Technology Finance Corporation. The remaining $4 million will be available to be drawn down up to 12 months after closing. Payments under the loan agreement are interest only for the first 24 months after loan closing, followed by a 24-month amortization period of principal and interest through the scheduled maturity date.

In September 2018, the Company filed with the SEC a $75 million shelf registration statement on Form S-3 (the 2018 Shelf Registration Statement) that allows the Company to issue any combination of common stock, preferred stock or warrants to purchase common stock or preferred stock. This shelf registration was declared effective on October 12, 2018 and was fully utilized by the end of January 2021.

On March 19, 2021, the Company filed with the SEC a new $100 million shelf registration statement on Form S-3 (File No. 333-254515) (the “2021 Registration Statement”) that allows the Company to issue any combination of common stock, preferred stock or warrants to purchase common stock or preferred stock. This shelf registration was declared effective on March 30, 2021.

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

Significant Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our 2020 Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 19, 2021. See Note 5 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

As a clinical stage biopharmaceutical company, our business, and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in “Item 1A. Risk Factors” under “Part II: Other Information” included herein.

FINANCIAL REVIEW FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

Results of Operations

For the three months ended June 30, 2021 our net loss was $5.4 million compared to a net loss of $5.3 million for the same three-month period of 2020. For the six months ended June 30, 2021 our net loss was $11.1 million compared to a net loss of $10.4 million for the same three-month period of 2020.

With $64.5 million in cash and cash equivalents, short-term investments, interest receivable and restricted cash, at June 30, 2021, coupled with approximately $15 million of potential future sales of the Company’s State of New Jersey net operating losses, the Company believes it has sufficient capital resources to fund its operations through 2024.

	Three Months Ended June 30,
	(In thousands)		Change Increase (Decrease)
	2021	2020		%
Licensing Revenue:	$125	$125	$-	-%

Operating Expenses:
Clinical Research	1,210	1,481	(271)	(18.3)%
Chemistry, Manufacturing and Controls (CMC)	1,383	1,510	(127)	(8.4)%
Research and development expenses	2,593	2,991	(398)	(13.3)%
General and administrative expenses	2,603	1,901	702	36.9%
Total operating expenses	5,196	4,892	304	6.2%
Loss from operations	$(5,071)	$(4,767)	$(304)	(6.4)%

	Six Months Ended June 30,
	(In thousands)		Change Increase (Decrease)
	2021	2020		%
Licensing Revenue:	$250	$250	$-	-%

Operating Expenses:
Clinical Research	2,364	3,299	(935)	(28.3)%
Chemistry, Manufacturing and Controls (CMC)	2,801	2,744	57	2.1%
Research and development expenses	5,165	6,043	(878)	(14.5)%
General and administrative expenses	5,540	3,740	1,800	48.1%
Total operating expenses	10,705	9,783	922	9.4%
Loss from operations	$(10,455)	$(9,533)	$(922)	(9.7)%

Comparison of the Three Months Ended June 30, 2021 and 2020

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten-year term of the agreement; therefore, we recorded deferred revenue of $125,000 in each of the second quarters of 2021 and 2020.

Research and Development Expenses

Research and development (“R&D”) expenses decreased by $0.4 million to $2.6 million in the second quarter of 2021 from $3.0 million in the same period of 2020. Costs associated the OVATION 2 Study increased to $0.4 million in the second quarter of 2021 compared to $0.2 million in the same period of 2020. The Company initiated enrollment in the Phase 2 portion of the study during the third quarter of 2020. Costs associated with the OPTIMA Study decreased to $0.2 million in the second quarter of 2021 compared to $0.6 million in the same period of 2020. In July 2020, the Company unblinded the OPTIMA Study at the recommendation of the DMC to halt the study due to futility. Regulatory costs were $0.1 million in the second quarter of 2021 compared to $0.3 million in the same period of 2020. Other clinical costs were $0.4 million the second quarter of 2021 compared to $0.5 million in the same period of 2020. R&D costs associated with the development of GEN-1 to support the OVATION 2 Study as well as development of the PLACCINE DNA vaccine technology platform increased to $1.0 million in the second quarter of 2021 compared to $0.7 million in the same period of 2020. CMC costs decreased to $0.4 million in the second quarter of 2021 compared to $0.8 million in the same period of 2020.

General and Administrative Expenses

General and administrative expenses increased to $2.6 million in the second quarter of 2021 compared to $1.9 million in the same period of 2020. This increase is primarily attributable to higher non-cash stock compensation expense of approximately $0.1 million, an increase in professional fees of $0.4 million and an increase in premiums for directors’ and officers’ insurance of $0.1 million in the second quarter of 2021 when compared to the same period of 2020.

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

As of June 30, 2021, and March 31, 2021, the Company fair valued the earn-out milestone liability at $7.1 million and $7.1 million, respectively, and recognized a non-cash benefit of $0.1 million for the three-months ended June 30, 2021. In assessing the earnout milestone liability at June 30, 2021, the Company fair valued each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 50% / 50% probability for the $7.0 million and the $12.4 million payments, respectively.

As of June 30, 2020, and March 31, 2020, the Company fair valued the earn-out milestone liability at $6.1 million and $5.8 million, respectively, and recognized a non-cash charge of $0.3 million for the three-months ended June 30, 2020. In assessing the earnout milestone liability at June 30, 2020, the Company fair valued each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 80% / 20% probability for the $7.0 million and the $12.4 million payments, respectively.

Investment income and interest expense

Investment income from its short-term investments was insignificant in each of the second quarters of 2021 and 2020.

As more fully discussed in Note 11, in June 2021, the Company entered into a $10 million loan facility with Silicon Valley Bank. The Company immediately used $6 million from this facility to retire all outstanding indebtedness with Horizon Technology Finance Corporation. The remaining $4 million will be available to be drawn down up to 12 months after closing and will be used for working capital and to fund the advancement of the Company’s product pipelines. In connection with this Horizon Technology Financing Facility, the Company incurred $0.2 million in interest expense in the second quarter of 2021 compared to $0.3 million during the same period of 2020. In connection with the termination of the Horizon Technology Financing Facility in the second quarter of 2021, the Company paid early termination and end of term charges to Horizon and recognized $0.2 million as a loss on debt extinguishment.

Comparison of the Six Months Ended June 30, 2021 and 2020

Licensing Revenue

In January 2013, we entered a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the second quarter 2013 has been recorded to deferred revenue and will be amortized over the ten-year term of the agreement; therefore, we recorded deferred revenue of $250,000 in each of the first six months of 2021 and 2020.

Research and Development Expenses

R&D expenses decreased by $0.9 million to $5.2 million in the first half of 2021 from $6.1 million in the same period of 2020. Costs associated the OVATION 2 Study increased to $0.9 million in the first half of 2020 compared to $0.5 million in the same period of 2020. The Company initiated enrollment in the Phase 2 portion of the study during the third quarter of 2020. Costs associated with the OPTIMA Study decreased to $0.4 million in the first half of 2021 compared to $1.3 million in the same period of 2020. In July 2020, the Company unblinded the OPTIMA Study at the recommendation of the DMC to halt the study due to futility. Regulatory costs were $0.2 million in the first half of 2021 compared to $0.4 million in the same period of 2020. Regulatory costs were $0.2 million in the first half of 2021 compared to $0.4 million in the same period of 2020. Other clinical costs were $0.9 million the first half of 2021 compared to $1.1 million in the same period of 2020. R&D costs associated with the development of GEN-1 to support the OVATION 2 Study as well as development of the PLACCINE DNA vaccine technology platform increased to $2.0 million in the first half of 2021 compared to $1.6 million in the same period of 2020. CMC costs decreased to $0.8 million in the first half of 2021 compared to $1.1 million in the same period of 2020.

General and Administrative Expenses

General and administrative expenses increased to $5.5 million in the first half of 2021 compared to $3.7 million in the same period of 2020. This increase is primarily attributable to higher non-cash stock compensation expense of approximately $0.8 million, an increase in professional fees of $0.7 million and an increase in premiums for directors’ and officers’ insurance of $0.2 million in the first half of 2021 when compared to the same period of 2020.

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

As of June 30, 2021, and December 31, 2020, the Company fair valued the earn-out milestone liability at $7.1 million and $7.0 million, respectively and recognized a non-cash charge of $0.1 million during the first half of 2021. In assessing the earnout milestone liability at June 30, 2021, the Company fair valued each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 50% / 50% probability for the $7.0 million and the $12.4 million payments, respectively.

As of June 30, 2020, and December 31, 2019, the Company fair valued the earn-out milestone liability at $6.0 million and $5.7 million, respectively and recognized a non-cash charge of $0.3 million during the first half of 2020. In assessing the earnout milestone liability at June 30, 2020, the Company fair valued each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 80% / 20% probability for the $7.0 million and the $12.4 million payments, respectively.

Investment income and interest expense

Investment income from its short-term investments was insignificant in the first half of 2021. The Company realized $0.1 million of investment income from its short-term investments during the first half of 2020.

As more fully discussed in Note 11, in June 2021, the Company entered into a $10 million loan facility with Silicon Valley Bank. The Company immediately used $6 million from this facility to retire all outstanding indebtedness with Horizon Technology Finance Corporation. The remaining $4 million will be available to be drawn down up to 12 months after closing and will be used for working capital and to fund the advancement of the Company’s product pipelines. In connection with this Horizon Technology Financing Facility, the Company incurred $0.4 million in interest expense in the first half of 2021 compared to $0.7 million during the same period of 2020. In connection with the termination of the Horizon Technology Financing Facility in the second quarter of 2021, the Company paid early termination and end of term charges to Horizon and recognized $0.2 million as a loss on debt extinguishment.

Financial Condition, Liquidity and Capital Resources

Since inception we have incurred significant losses and negative cash flows from operations. We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities and amounts received under our product licensing agreement with Yakult and our technology development agreement with Hisun. The process of developing and commercializing ThermoDox®, GEN-1 and other product candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts. We expect these activities, together with our general and administrative expenses, to result in significant operating losses for the foreseeable future. Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $323 million at June 30, 2021.

At June 30, 2021, we had total current assets of $60.3 million and current liabilities of $5.4 million, resulting in net working capital of $54.9 million. At June 30, 2021, we had cash and cash equivalents, short-term investments, interest receivable on short term investments and money market investments ($6.0 million of which is included in other assets) of $64.5 million. At December 31, 2020, we had total current assets of $18.8 million (including cash and cash equivalents of $17.2 million) and current liabilities of $6.8 million, resulting in net working capital of $12.0 million. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

Net cash used in operating activities for the first half of 2021 was $7.3 million. Net cash used in investing activities was $32.2 million during the first half of 2021. Net cash provided by financing activities was $54.8 million during the first half of 2021 mostly from net proceeds received through the sale of our common stock. With $64.5 million in cash and cash equivalents, short-term investments, interest receivable on short term investments and money market investments at June 30, 2021 and with potential future sales of the Company’s State of New Jersey net operating losses, the Company believes it has sufficient capital resources to fund its operations through 2024.

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

Item 4. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2021, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the SEC.

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

August 12, 2021	CELSION CORPORATION

Registrant

	By:	/s/ Michael H. Tardugno
Michael H. Tardugno
Chairman, President and Chief Executive Officer

	By:	/s/ Jeffrey W. Church
Jeffrey W. Church
Executive Vice President and Chief Financial Officer

