Form 10-Q
period 2021-09-30
Celsion CORP
filed 2021-11-15
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, the Registrant had 86,557,736 shares of common stock, $0.01 par value per share, outstanding.

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

ii

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,648,849	$17,164,177
Investment in debt securities - available for sale, at fair value	28,864,364	–
Accrued interest on investment in debt securities	38,404	–
Advances and deposits on clinical programs and other current assets	2,213,262	1,660,695

Total current assets	56,764,879	18,824,872

Property and equipment (at cost, less accumulated depreciation and amortization)	486,022	294,551

Other assets:
Money market investments, restricted cash	6,000,000	–
Deferred income tax asset	–	1,845,823
In-process research and development, net	13,366,234	13,366,234
Goodwill	1,976,101	1,976,101
Operating lease right-of-use assets, net	816,520	1,047,336
Other intangible assets, net	–	113,660
Deposits and other assets	58,761	58,761

Total other assets	22,217,616	18,407,915

Total assets	$79,468,517	$37,527,338

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

(Continued)

	September 30, 2021	December 31, 2020
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$2,615,992	$2,244,847
Other accrued liabilities	2,824,788	2,458,532
Notes payable – current portion, net of deferred financing costs	–	1,116,663
Operating lease liability - current portion	534,256	433,413
Deferred revenue - current portion	500,000	500,000
Total current liabilities	6,475,036	6,753,455

Earn-out milestone liability	7,345,000	7,018,000
Notes payable – non-current portion, net of deferred financing costs	5,808,774	3,934,497
Operating lease liability - non-current portion	373,526	710,305
Deferred revenue - non-current portion	125,000	500,000
Total liabilities	20,127,336	18,916,257

Commitments and contingencies	–	–

Stockholders’ equity:

Preferred Stock - $0.01 par value (100,000 shares authorized, and no shares issued or outstanding at September 30, 2021 and December 31, 2020)	–	–
Common stock - $0.01 par value (112,500,000 shares authorized; 86,558,070 and 40,701,356 shares issued at September 30, 2021 and December 31, 2020, respectively, and 86,557,736 and 40,701,022 shares outstanding at September 30, 2021 and December 31, 2020, respectively)	865,581	407,014
Additional paid-in capital	387,106,934	330,289,596
Accumulated other comprehensive loss	2,139	–
Accumulated deficit	(328,548,285)	(312,000,341)
Total stockholders’ equity before treasury stock	59,426,369	18,696,269

Treasury stock, at cost (334 shares at September 30, 2021 and December 31, 2020)	(85,188)	(85,188)
Total stockholders’ equity	59,341,181	18,611,081

Total liabilities and stockholders’ equity	$79,468,517	$37,527,338

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Licensing revenue	$125,000	$125,000	$375,000	$375,000

Operating expenses:
Research and development	2,468,066	2,491,696	7,633,051	8,534,606
General and administrative	2,718,510	1,792,904	8,258,271	5,532,946
Total operating expenses	5,186,576	4,284,600	15,891,322	14,067,552

Loss from operations	(5,061,576)	(4,159,600)	(15,516,322)	(13,692,552)

Other (expense) income:
Loss from change in fair-value of earn-out milestone liability	(257,000)	(1,099,721)	(327,000)	(1,397,291)
Impairment of in-process research and development	–	(2,370,257)	–	(2,370,257)
Investment income	3,552	10,114	5,614	119,383
Interest expense	(95,520)	(450,732)	(474,361)	(1,130,699)
Recognized loss on extinguishment of debt	–	–	(234,419)	–
Other (expense) income	–	(1,400)	(1,456)	7
Total other (expense) income, net	(348,968)	(3,911,996)	(1,031,622)	(4,778,857)

Net loss	$(5,410,544)	$(8,071,596)	$(16,547,944)	$(18,471,409)

Net loss per common share
Basic and diluted	$(0.06)	$(0.24)	$(0.21)	$(0.62)

Weighted average shares outstanding
Basic and diluted	86,557,736	34,112,254	79,667,613	29,934,764

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Other comprehensive (loss) gain

Changes in:
Realized (gains) losses on debt securities recognized in investment income, net	$2,736	$(7,257)	$4,521	$(53,354)
Unrealized (losses) gains on debt securities, net	3,173	(609)	(2,382)	10,576

Change in unrealized (losses) gains on available for sale securities, net	5,909	(7,866)	2,139	(42,778)

Net loss	(5,410,544)	(8,071,596)	(16,547,944)	(18,471,409)

Comprehensive loss	$(5,404,635)	$(8,079,462)	$(16,545,805)	$(18,514,187)

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:

Net loss	$(16,547,944)	$(18,471,409)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	542,740	572,065
Change in fair value of earn-out milestone liability	327,000	1,397,291
Recognition of deferred revenue	(375,000)	(375,000)
Stock-based compensation costs	3,073,569	1,448,202
Deferred income tax asset	1,845,823	1,819,324
Impairment of in-process research and development	–	2,370,257
Amortization of deferred finance charges and debt discount associated with notes payable	191,571	439,786
Fair value of warrants issued in exchange for services	–	44,798
Net changes in:
Accrued interest on investment securities	(38,404)	21,369
Advances, deposits, and other current assets	(552,567)	(286,991)
Accounts payable and accrued liabilities	397,701	(866,748)
Net cash used in operating activities	(11,135,511)	(11,887,056)

Cash flows from investing activities:
Purchases of investment securities	(40,862,225)	(9,956,892)
Proceeds from sale and maturity of investment securities	12,000,000	17,900,000
Purchases of property and equipment	(285,971)	(13,918)
Net cash (used in) provided by investing activities	(29,148,196)	7,929,190

Cash flows from financing activities:
Proceeds from sale of common stock equity, net of issuance costs	52,688,945	20,250,426
Proceeds from issuance of common stock upon conversion of stock warrants	1,508,666	–
Proceeds from issuance of common stock upon conversion of stock options	4,725	371,895
Proceeds from the SVB Loan Facility, net of issuance costs	5,756,630	–
Payoff of the Horizon Credit Agreement and accrued end of term fees	(5,190,587)	(5,200,000)
Proceeds from Payroll Protection Program (PPP) loans	–	1,324,750
Repayments on Payroll Protection Program (PPP) loans	–	(1,324,750)
Net cash provided by financing activities	54,768,379	15,422,321

Change in cash, cash equivalents and restricted cash	14,484,672	11,464,455
Cash, cash equivalents and restricted cash at beginning of period	17,164,177	6,875,273
Cash, cash equivalents and restricted cash at end of period	$31,648,849	$18,339,728

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020

Supplemental disclosures of cash flow information:
Interest paid	$(307,985)	$(685,913)

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from lease payments	$418,696	$393,947

Common stock issued to settle accrued bonuses	$–	$498,632

Fair value of warrants issued in connection with debt facility, net of cancelled warrants	$–	$81,102

Realized and unrealized gains (losses), net, on investment securities	$2,139	$(42,778)

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

Three Months Ended	Common Stock Outstanding		Additional Paid in	Treasury Stock		Accumulated Other Comprehensive	Accumulated
September 30, 2021	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Total

Balance at July 1, 2021	86,557,736	$865,581	$386,414,630	334	$(85,188)	$(3,770)	$(323,137,741)	$64,053,512
Net loss	-	-	-	-	-	-	(5,410,544)	(5,410,544)
Sale of equity through equity financing facilities	-	-	(8,320)	-	-	-	-	(8,320)
Realized and unrealized gains and losses, net, on investments securities	-	-	-	-	-	5,909	-	5,909
Stock-based compensation expense	-	-	700,624	-	-	-	-	700,624
Balance at September 30, 2021	86,557,736	$865,581	$387,106,934	334	$(85,188)	$2,139	$(328,548,285)	$59,341,181

Three Months Ended	Common Stock Outstanding		Additional Paid in	Treasury Stock		Accumulated Other Comprehensive	Accumulated
September 30, 2020	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Total

Balance at July 1, 2020	33,229,380	$332,297	$324,869,780	334	$(85,188)	$7,866	$(300,916,593)	$24,208,162
Net loss	-	-	-	-	-	-	(8,071,596)	(8,071,596)
Sale of equity through equity financing facilities	2,927,400	29,274	2,038,553	-	-	-	-	2,067,827
Common stock warrants issued in exchange for services	-	-	44,798	-	-	-	-	44,798
Issuance of restricted stock	3,000	30	(30)	-	-	-	-	-
Realized and unrealized gains and losses, net, on investments securities	-	-	-	-	-	(7,866)	-	(7,866)
Stock-based compensation expense	-	-	417,476	-	-	-	-	417,476
Balance at September 30, 2020	36,159,780	$361,601	$327,370,577	334	$(85,188)	$-	$(308,988,189)	$18,658,801

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

(Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

Nine Months Ended	Common Stock Outstanding		Additional Paid in	Treasury Stock		Accumulated Other Comprehensive	Accumulated
September 30, 2021	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Total

Balance at January 1, 2021	40,701,022	$407,014	$330,289,596	334	$(85,188)	$-	$(312,000,341)	$18,611,081
Net loss	-	-	-	-	-	-	(16,547,944)	(16,547,944)
Sale of equity through equity financing facilities	44,632,547	446,326	52,242,619	-	-	-	-	52,688,945
Shares issued upon exercise of common stock warrants, net of fees	1,216,667	12,166	1,496,500	-	-	-	-	1,508,666
Shares issued upon exercise of options to purchase common stock	7,500	75	4,650	-	-	-	-	4,725
Realized and unrealized gains and losses, net, on investments securities	-	-	-	-	-	2,139	-	2,139
Stock-based compensation expense	-	-	3,073,569	-	-	-	-	3,073,569
Balance at September 30, 2021	86,557,736	$865,581	$387,106,934	334	$(85,188)	$2,139	$(328,548,285)	$59,341,181

Nine Months Ended	Common Stock Outstanding		Additional Paid in	Treasury Stock		Accumulated Other Comprehensive	Accumulated
September 30, 2020	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Total

Balance at January 1, 2020	23,255,818	$232,562	$304,885,663	334	$(85,188)	$42,778	$(290,516,780)	$14,559,035
Net loss	-	-	-	-	-	-	(18,471,409)	(18,471,409)
Sale of equity through equity financing facilities	12,330,243	123,301	20,127,125	-	-	-	-	20,250,426
Issuance of common stock upon exercise of options	140,864	1,409	370,486	-	-	-	-	371,895
Common stock warrants issued in exchange for services	-	-	44,798	-	-	-	-	44,798
Issuance of restricted stock	3,000	30	(30)	-	-	-	-	-
Realized and unrealized gains and losses, net, on investments securities	-	-	-	-	-	(42,778)	-	(42,778)
Stock-based compensation expense	-	-	1,448,202	-	-	-	-	1,448,202
Common stock issued to settle accrued bonuses	429,855	4,299	494,333	-	-	-	-	498,632
Balance at September 30, 2020	36,159,780	$361,601	$327,370,577	334	$(85,188)	$-	$(308,988,189)	$18,658,801

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the three-month and nine-month periods ended September 30, 2021 and 2020 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (SEC) on March 19, 2021.

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

Note 3. Financial Condition and Business Plan

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the U.S. Food and Drug Administration. The Company has not generated significant revenue and has incurred significant net losses in each year since our inception. As of September 30, 2021, the Company has incurred approximately $329 million of cumulative net losses and had approximately $60.6 million in cash and cash equivalents, restricted cash, short-term investments and interest receivable. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

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

On July 13, 2020, the Company announced that it has received a recommendation from the independent Data Management Committee (“DMC”) to consider stopping the global Phase III OPTIMA Study of ThermoDox® in combination with RFA for the treatment of HCC, or primary liver cancer. The recommendation was made following the second pre-planned interim safety and efficacy analysis by the DMC on July 9, 2020. The DMC’s analysis found that the pre-specified boundary for stopping the trial for futility of 0.900 was crossed with an actual value of 0.903. The Company followed the advice of the DMC and considered its options to either stop the study or continue to follow patients after a thorough review of the data, and an evaluation of the probability of success. On February 11, 2021, the Company issued a letter to shareholders stating that the Company was notifying all clinical sites to discontinue following patients in the OPTIMA Study.

During 2020, 2019 and 2018, the Company submitted applications to sell a portion of the Company’s State of New Jersey net operating losses as part of the Technology Business Tax Certificate Program sponsored by The New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused NOLs and unused research and development credits are allowed to sell these benefits to other New Jersey-based companies. In 2018 and 2019, the Company sold cumulative NOL’s from 2011 to 2018 NOLs totaling $13 million receiving net proceeds of $12.2 million. In June 2020 and as updated in September 2020, the Company filed an application with the New Jersey Economic Development Authority to sell substantially all of its remaining State of New Jersey net operating losses totaling $2.0 million available under the program. On February 12, 2021, the New Jersey Economic Development Authority approved the full amount of the Company’s application. In February of 2021, the Company entered into an agreement to sell the net operating losses from the 2020 application and the Company received net proceeds of approximately $1.85 million on May 10, 2021. During 2021, the New Jersey State Legislature increased the maximum lifetime benefit per company from $15 million to $20 million, which will allow the Company to participate in this program in future years. On June 16, 2021, the Company filed another application to sell approximately $1.6 million of net operating losses during 2021 and expects to receive up to approximately $1.4 million under the current year program.

In June 2018, the Company entered into a Credit Agreement with Horizon Technology Finance Corporation (“Horizon”) that provided $10 million in capital (the “Horizon Credit Agreement”). The obligations under the Horizon Credit Agreement are secured by a first-priority security interest in substantially all assets of Celsion other than intellectual property assets. Payments under the loan agreement are interest only (calculated based on one-month LIBOR plus 7.625%) for the first 24 months through July 2020, followed by a 21-month amortization period of principal and interest starting on August 1, 2020 and ending through the scheduled maturity date on April 1, 2023. On August 28, 2020, in connection with an Amendment to the Horizon Credit Agreement, Celsion repaid $5 million of the $10 million loan and $0.2 million in related end of term charges, and the remaining $5 million in obligations were restructured. As more fully discussed in Note 11 to these condensed consolidated financial statements, in June 2021, the Company entered into a $10 million loan facility with Silicon Valley Bank. The Company immediately used $6 million from this facility to retire all outstanding indebtedness with Horizon Technology Finance Corporation. The remaining $4 million will be available to be drawn down up to 12 months after closing and will be used for working capital and to fund the advancement of the Company’s product pipelines. The funding is in the form of money market secured indebtedness bearing interest at a calculated WSJ Prime-based variable rate of 3.25%. Payments under the loan agreement are interest only for the first 24 months after loan closing, followed by a 24-month amortization period of principal and interest through the scheduled maturity date.

As more fully discussed in Note 12, during 2021 through the date of the filing of this Quarterly Report on Form 10-Q, the Company has raised approximately $6.9 million in gross proceeds from the use of its JonesTrading Capital on DemandTM financing facility, $35 million from a registered direct financing completed in January 2021, $15 million from a registered direct financing completed on April 5, 2021, and $1.5 million from warrant exercises. With $60.6 million in cash and cash equivalents, restricted cash, short-term investments and interest receivable, the Company believes it has sufficient capital resources to fund its operations through the end of 2024.

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

In May 2021, the FASB issued ASU No. 2021-04 “Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force)”. This ASU is intended to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The guidance clarifies whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The amendments in this ASU affect all entities that issue freestanding written call options that are classified in equity. The amendments do not apply to modifications or exchanges of financial instruments that are within the scope of another Topic and do not affect a holder’s accounting for freestanding call options. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. The Company is currently evaluating the impact of adopting ASU 2021-04 on its consolidated financial statements.

Note 5. Restricted Cash

As a condition of the $10 million loan facility with Silicon Valley Bank (“SVB”) entered into on June 18, 2021 as further discussed in Note 11, the Company is required at all times to maintain on deposit with SVB as cash collateral in a segregated money market bank account in the name of the Company, unrestricted and unencumbered cash (other than a lien in favor of SVB) in an amount of at least 100% of the aggregate outstanding amount of the SVB loan facility. SVB may restrict withdrawals or transfers by or on behalf of the Company that would violate this requirement. The required reserve totaled $6.0 million as of September 30, 2021. This amount is presented in part as restricted cash in other non-current assets on the accompanying condensed consolidated balance sheets.

The following table reconciles cash and cash equivalents and restricted cash per the balance sheet to the condensed statements of cash flows:

	September 30, 2021	September 30, 2020
Cash and cash equivalents	$25,648,849	$18,339,728
Money market investments, restricted	6,000,000	-
Total	$31,648,849	$18,339,728

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

The total number of shares of common stock issuable upon exercise of warrants, stock option grants and equity awards were 9,250,354 and 8,507,041 shares for the three-month and nine-month periods ended September 30, 2021 and 2020, respectively. Warrants with an exercise price of $0.01 exercisable for 200,000 shares of common stock were considered issued in calculating basic loss per share during the first nine-months of 2020. These warrants were exercised in October 2020. For the three-month and nine-month periods ended September 30, 2021 and 2020, diluted loss per common share was the same as basic loss per common share as the other warrants and equity awards that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive. The Company did not pay any dividends during the first nine months of 2021 or 2020.

Note 7. Investment in Debt Securities-Available for Sale

Investments in debt securities available for sale with a fair value of $28,864,364 as of September 30, 2021, consisted of government backed debt securities and commercial paper. These investments are valued at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in accumulated other comprehensive loss. The Company only had investments in cash and cash equivalents on December 31, 2020.

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

A summary of the cost, fair value and maturities of the Company’s short-term investments is as follows:

	September 30, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Short-term investments
Commercial paper	$7,784,165	$7,784,894	$-	-
Government backed debt securities	21,078,059	21,079,470	-	-
Total	$28,862,224	$28,864,364	$-	$-

	September 30, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Short-term investment maturities
Within 3 months	$11,998,304	$11,999,400	$-	$-
Between 3-12 months	16,863,920	16,864,964	-	-
Total	$28,862,224	$28,864,364	$-	$-

The following table shows the Company’s investment in debt securities available for sale gross unrealized gains (losses) and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2021 and December 31, 2020. The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	September 30, 2021		December 31, 2020
Available for sale securities (all unrealized holding gains and losses are less than 12 months at date of measurement)	Fair Value	Unrealized Holding Gains (Losses)	Fair Value	Unrealized Holding Gains (Losses)

Investments with unrealized gains	$21,029,520	$3,055	$-	$-
Investments with unrealized losses	7,834,844	(916)	-	-
Total	$28,864,364	$2,139	$-	$-

Investment (loss) income, which includes net realized losses on sales of available for sale securities and investment income interest and dividends, is summarized as follows:

	Three Months Ended September 30,
	2021	2020
Interest and dividends accrued and paid	$6,288	$2,857
Realized (losses) gains	(2,736)	7,257
Investment income, net	$3,552	$10,114

	Nine Months Ended September 30,
	2021	2020
Interest and dividends accrued and paid	$10,135	$66,029
Realized (losses) gains	(4,521)	53,354
Investment income, net	$5,614	$119,383

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

Cash and cash equivalents, other current assets, accounts payable and other accrued liabilities are reflected in the condensed consolidated balance sheet at their approximate estimated fair values primarily due to their short-term nature. The fair values of securities available for sale is determined by relying on the securities’ relationship to other benchmark quoted securities and classified its investments as Level 2 items in both 2021 and 2020. There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the nine-months ended September 30, 2021 or during the year ended December 31, 2020. The changes in Level 3 liabilities were the result of changes in the fair value of the earn-out milestone liability included in earnings and in-process R&D. The earnout milestone liability is valued using a risk-adjusted assessment of the probability of payment of each milestone, discounted to present value using an estimated time to achieve the milestone (see Note 14).

Assets and liabilities measured at fair value are summarized below:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Recurring items as of September 30, 2021
Investment in debt securities - available for sale, at fair value	$28,864,364	$–	$28,864,364	$–

Non-recurring items as of September 30, 2021
In-process R&D (Note 9)	$13,366,234	$–	$–	$13,366,234

Non-recurring items as of December 31, 2020
In-process R&D (Note 9)	$13,366,234	$–	$–	$13,366,234

Liabilities:

Recurring items as of September 30, 2021
Earn-out milestone liability (Note 14)	$7,345,000	$–	$–	$7,345,000

Recurring items as of December 31, 2020
Earn-out milestone liability (Note 14)	$7,018,000	$–	$–	$7,018,000

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

The Company’s ovarian cancer indication, with original value of $13.3 million, has not been impaired since its acquisition. At September 30, 2021, the Company evaluated its IPR&D of the ovarian cancer indication and concluded that it is not more likely than not that the asset is impaired. As no other indicators of impairment existed during the fourth quarter of 2020 or first nine months of 2021, no impairment charges were recorded during the three or nine-months ended September 30, 2021 and 2020.

The Company’s GBM candidate, with original value of $9.4 million, had cumulative impairments through 2018 of $7 million, with remaining carrying value of $2.4 million at December 31, 2019. On September 30, 2020, the Company evaluated its IPR&D for the (GBM) product candidate and concluded that it is more likely than not that the asset is further impaired. After this assessment on September 30, 2020, the Company wrote off the remaining $2.4 million of this asset, thereby recognizing a non-cash charge of $2.4 million in the third quarter of 2020.

Covenants Not to Compete

Pursuant to the EGEN Purchase Agreement, EGEN provided certain covenants (“Covenant Not To Compete”) to the Company whereby EGEN agreed, during the period ending on the seventh anniversary of the closing date of the acquisition on June 20, 2014, not to enter into any business, directly or indirectly, which competes with the business of the Company, nor will it contact, solicit or approach any of the employees of the Company for purposes of offering employment. The Covenant Not to Compete which was valued at approximately $1.6 million at the date of the EGEN acquisition has a definitive life and is amortized on a straight-line basis over its life of 7 years. The Company recognized the remaining carrying value of $113,660 as amortization expense in the first half of 2021. The carrying value of the Covenant Not to Compete was fully amortized as of June 30, 2021 and had a carrying value of $113,660, net of $1,477,554 accumulated amortization, as of December 31, 2020. The Company recognized amortization expense of $56,830 and 170,487 in the three-month and nine-month periods ended September 30, 2020.

Goodwill

The purchase price exceeded the estimated fair value of the net assets acquired by approximately $2.0 million which was recorded as Goodwill. Goodwill represents the difference between the total purchase price for the net assets purchased from EGEN and the aggregate fair values of tangible and intangible assets acquired, less liabilities assumed. Goodwill is reviewed for impairment at least annually as of our third quarter ended September 30 or sooner if we believe indicators of impairment exist. As of September 30, 2021, we concluded that the Company’s fair value exceeded its carrying value therefore “it is not more likely than not” that the Goodwill was impaired.

Following is a summary of the net fair value of the assets acquired in the EGEN asset acquisition for the nine-month period ended September 30, 2021:

	IPR&D	Goodwill	Covenant Not To Compete
For the nine-months ended September 30, 2021
Balance at January 1, 2021, net	$13,366,234	$1,976,101	$113,660
Amortization	-	-	(113,660)
Balance at September 30, 2021, net	$13,366,234	$1,976,101	$-

Note 10. Accrued Liabilities

Other accrued liabilities at September 30, 2021 and December 31, 2020 include the following:

	September 30, 2021	December 31, 2020
Amounts due to contract research organizations and other contractual agreements	$1,276,317	$636,000
Accrued payroll and related benefits	1,247,460	1,736,271
Accrued professional fees	265,350	66,850
Accrued interest	16,250	-
Other	19,411	19,411
Total	$2,824,788	$2,458,532

Note 11. Notes Payable

The SVB Loan Facility

On June 18, 2021, the Company entered into a $10 million loan facility (the “SVB Loan Facility”) with Silicon Valley Bank (“SVB”). Celsion immediately used $6 million from the SVB Loan Facility to retire all outstanding indebtedness with Horizon Technology Finance Corporation as further discussed below. Concurrently with this transaction, the Company used $6.0 million of other available funds to establish a restricted cash account which serves as security for the SVB Loan Facility. The remaining $4 million will be available to be drawn down up to 12 months after closing and will be used for working capital and to fund the advancement of the Company’s product pipeline, including GEN-1 for the treatment of newly diagnosed advanced ovarian cancer, as well as other strategic initiatives intended to broaden its product pipeline.

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

In connection with the SVB Loan Facility, the Company incurred financing fees and expenses totaling $243,370 which is recorded and classified as debt discount and are being amortized as interest expense using the effective interest method over the life of the loan. Also, in connection with the SVB Loan Facility, the Company is required to pay an end-of-term fee equal to 3.0% of the original loan amount at time of maturity. Therefore, these amounts totaling $300,000 are being amortized as interest expense using the effective interest method over the life of the loan. During the three-month and nine-month periods ended September 30, 2021, the Company incurred interest expense of $49,883 and $56,875, respectively, and amortized $45,687 and $52,144, respectively, as interest expense for debt discounts and end-of-term fee in connection with the SVB Financing Facility.

Following is a schedule of future principal payments, net of unamortized debt discounts and amortized end-of-term fee, due on the SVB Loan Facility:

As of September 30,
2022	$–
2023	750,000
2024	3,000,000
2025 and thereafter	2,250,000
Subtotal of future principal payments	6,000,000
Unamortized debt premium, net	(191,226)
Total	$5,808,774

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

No interest expense was recognized during the three months ended September 31, 2021 as the amounts owed under the Horizon Credit agreement were paid off in June 2021. During the nine-month period ended September 30, 2021, the Company incurred $225,920 in interest expense and amortized $139,428 as interest expense for debt discounts and end of term charges in connection with the Horizon Credit Agreement. During the three-month period ended September 30, 2020, the Company incurred $198,738 in interest expense and amortized $251,993 as interest expense for debt discounts and end of term charges in connection with the Initial Horizon Credit Agreement and Amendment. During the nine-month period ended September 30, 2020, the Company incurred $685,913 in interest expense and amortized $444,786 as interest expense for debt discounts and end of term charges in connection with the Initial Horizon Credit Agreement and Amendment.

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

During the nine months ended September 30, 2021, the Company recorded a loss of $234,419 on the termination of the Horizon Credit Agreement, as amended, which represented the early termination fee and the end of term fees, net of previously amortized interest expense totaling $190,581 on the date of its payoff.

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

During 2020 through September 30, 2020, the Company sold and issued an aggregate of 2.1 million shares under the Capital on Demand Agreement, receiving approximately $4.3 million in gross proceeds. During the first nine months of 2021, the Company sold 7.2 million shares under the Capital on Demand Agreement, receiving approximately $6.9 million in gross proceeds under the Capital on Demand Agreement.

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

Pursuant to the Underwriting Agreement, until December 31, 2020, the Underwriter had a right of first refusal to act as sole underwriter, initial purchaser, placement/selling agent, or arranger, as the case may be, on any new financing for the Company (excluding equipment lease financings, loans or grants from governmental authorities or in connection with government programs and financings relating to or sales of tax attributes) during such period. The Underwriter had the sole right to determine whether or not any other broker dealer could participate in any such offering and the economic terms of any such participation.

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

In connection with the March 2021 Offering, the Company entered into a placement agent agreement (the “March 2021 Placement Agent Agreement”) with A.G.P./Alliance Global Partners, as lead placement agent (“AGP,” and together with JonesTrading Institutional Services LLC and Brookline Capital Markets, a division of Arcadia Securities, LLC, serving as co-placement agents, the “March 2021 Placement Agents”), pursuant to which the Company agreed to pay the March 2021 Placement Agents an aggregate cash fee equal to 7% of the aggregate gross proceeds raised from the sale of the securities sold in the Offering and reimburse the Placement Agents for certain of their expenses in an amount not to exceed $82,500.

Under the March 2021 Purchase Agreement and March 2021 Placement Agent Agreement, the Company and its subsidiaries were prohibited, for a period of 90 days after the closing, from entering into any agreement to issue or announcing any issuance or proposed issuance of common stock or any other securities that are at any time convertible into, or exercisable or exchangeable for, or otherwise entitle the holder thereof to receive common stock without the prior written consent of AGP or the investors participating in the offering. For purposes of this offering, AGP and the investors from the Company’s January 2021 Offering waived a similar 90-day restriction in the placement agent agreement and purchase agreement for that transaction.

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

On September 28, 2018, and again on February 19, 2019, the Compensation Committee of the Board of Directors approved the grant of (i) inducement stock options (the “Inducement Option Grants”) to purchase a total of 164,004 and 140,004 shares of Celsion common stock, respectively, and (ii) inducement restricted stock awards (the “Inducement Stock Grants”) totaling 19,000 and 13,000 shares of Celsion common stock to five new employees collectively. Each award has a grant date of the date of grant. Each Inducement Option Grant has an exercise price per share equal to $2.77 and $2.18 which represents the closing price of Celsion’s common stock as reported by Nasdaq on September 28, 2018 and February 19, 2019, respectively. Each Inducement Option Grant will vest over three years, with one-third vesting on the one-year anniversary of the employee’s first day of employment with the Company and one-third vesting on the second and third anniversaries thereafter, subject to the new employee’s continued service relationship with the Company on each such date. Each Inducement Option Grant has a ten-year term and is subject to the terms and conditions of the applicable stock option agreement. Each of Inducement Stock Grant vested on the one-year anniversary of the employee’s first day of employment with the Company is subject to the new employee’s continued service relationship with the Company through such date and is subject to the terms and conditions of the applicable restricted stock agreement.

As of September 30, 2021, there were a total of 14,198,424 shares of Celsion common stock reserved for issuance under the 2018 Plan, which were comprised of 6,473,451 shares of Celsion common stock subject to equity awards previously granted under the 2018 Plan and 2007 Plan and 7,724,973 shares of Celsion common stock available for future issuance under the 2018 Plan. As of September 30, 2021, there were a total of 140,004 shares of Celsion common stock subject to outstanding inducement awards.

A summary of stock option awards and restricted stock grants for the nine-months ended September 30, 2021 is presented below:

	Stock Options		Restricted Stock Awards		Weighted Average
	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Contractual Terms of Equity Awards (in years)
Equity awards outstanding at January 1, 2021	4,624,725	$2.77	2,750	$0.89

Equity awards granted	2,171,250	$2.17	9,000	$1.29

Equity awards exercised or vested and issued	(7,500)	$0.63	-	$-

Equity awards forfeited, cancelled or expired	(185,770)	$2.59	(1,000)	$2.22

Equity awards outstanding at September 30, 2021	6,602,705	$2.58	10,750	$1.33	7.8

Aggregate intrinsic value of outstanding equity awards at September 30, 2021	$2,538		$12,383

Equity awards exercisable at September 30, 2021	4,291,685	$2.73			7.2

Aggregate intrinsic value of equity awards exercisable at September 30, 2021	$-

Total compensation cost related to stock options and restricted stock awards amounted to $700,624 and $417,476 for the three-month periods ended September 30, 2021 and 2020, respectively. Of these amounts, $241,288 and $164,035 was charged to research and development during the three-month periods ended September 30, 2021 and 2020, respectively, and $459,336 and $253,441 was charged to general and administrative expenses during the three-month periods ended September 30, 2021 and 2020, respectively.

Total compensation cost related to stock options and restricted stock awards amounted to $3,073,569 and $1,448,202 for the nine-month periods ended September 30, 2021 and 2020, respectively. Of these amounts, $1,123,376 and $542,157 was charged to research and development during the nine-month periods ended September 30, 2021 and 2020, respectively, and $1,950,193 and $906,045 was charged to general and administrative expenses during the nine-month periods ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, there was $2.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.0 years. The weighted average grant date fair values of the stock options granted was $1.97 and $3.07 during the nine-month periods ended September 30, 2021 and 2020, respectively.

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

Nine Months Ended September 30,
	2021	2020
Risk-free interest rate	1.54 to 1.74%	0.66 to 1.33%
Expected volatility	106.8 to 113.2%	100.4 to 104.8%
Expected life (in years)	7.5 to 10.0	8.0 to 10.0
Expected dividend yield	-%	-%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. The risk-free interest rate is derived from values assigned to U.S. Treasury bonds with terms that approximate the expected option lives in effect at the time of grant.

Note 14. Earn-Out Milestone Liability

On March 28, 2019, the Company and EGWU, Inc. entered into an amendment to its purchase agreement (“Amended Asset Purchase Agreement”), whereby payment of the earnout milestone liability related to the Ovarian Cancer Indication of $12.4 million had been modified. The Company has the option to make the payment as follows:

a)	$7.0 million in cash within 10 business days of achieving the milestone; or
b)	$12.4 million in cash, common stock of the Company, or a combination of either, within one year of achieving the milestone.

As of September 30, 2021, June 30, 2021, and December 31, 2020, the Company calculated the fair value of the earn-out milestone liability at $7.3 million, $7.1 million and $7.0 million, respectively, and recognized a non-cash charge of $0.3 million and for each of the three-months and nine months ended September 30, 2021. In assessing the earnout milestone liability at September 30, 2021 and June 30, 2021, the Company determined the fair value of each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 50% and 50% probability for the $7.0 million and the $12.4 million payments, respectively.

As of September 30, 2020, June 30, 2020 and December 31, 2019, the Company calculated the fair value of the earn-out milestone liability at $7.1 million, $6.0 million, and $5.7 million, respectively, and recognized a non-cash charge of $1.1 and $1.4 million for the three-month and nine-month periods ended September 30, 2020, respectively. In assessing the earnout milestone liability at September 30, 2020, the Company fair valued each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 50% and 50% probability for the $7.0 million and the $12.4 million payments, respectively, and at June 30, 2020, the Company determined the fair value of each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 80% and 20% probability for the $7.0 million and the $12.4 million payments, respectively.

The following is a summary of the changes in the earn-out milestone liability for the nine-month period ended September 30, 2021:

Balance at January 1, 2021	$(7,018,000)
Non-cash loss from the change in fair value	(327,000)
Balance at September 30, 2021	$(7,345,000)

The following is a schedule of the Company’s risk-adjustment assessment of each milestone:

Date	Risk-adjustment Assessment of Achieving Each Milestone	Discount Rate	Estimated Time to Achieve

September 30, 2021	80%	6.54% to 6.60%	0.29 to 1.29 years
June 30, 2021	80%	9%	0.42 to 1.42 years
December 31, 2020	80%	9%	0.54 to 1.54 years

September 30, 2020	80%	9%	0.38 to 1.38 years
June 30, 2020	80%	9%	0.54 to 1.54 years
December 31, 2019	80%	9%	1.12 to 2.12 years

Note 15. Warrants

Following is a summary of all warrant activity for the nine-months ended September 30, 2021:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price

Warrants outstanding at December 31, 2020	3,853,566	$1.35

Warrants exercised during the nine months ended September 30, 2021 (see Note 12)	(1,216,667)	$1.24

Warrants outstanding at September 30, 2021	2,636,899	$1.40

Aggregate intrinsic value of outstanding warrants at September 30, 2021	$159,857

Weighted average remaining contractual terms at September 30, 2021	4.1 years

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

In connection with the EGEN Asset Purchase Agreement in June 2014, the Company assumed the existing lease with another landlord for an 11,500 square foot premises located in Huntsville Alabama. In January 2018, the Company and the Huntsville landlord entered into a new 60-month lease which reduced the premises to 9,049 square feet with rent payments of approximately $18,100 per month. On June 9, 2021 and, as amended on July 7, 2021, the Company and the Huntsville landlord entered into a 22-month lease for an additional 2,197 square foot premises with rent payments of approximately $5,500 per month.

We adopted ASC Topic 842 on January 1, 2019 using the modified retrospective transition method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 840, Leases. The standard had a material impact on our Condensed Consolidated Balance Sheet but had no impact on our condensed consolidated net earnings and cash flows. The most significant impact of adopting ASC Topic 842 was the recognition of the right-of-use (ROU) asset and lease liabilities for operating leases, which are presented in the following three-line items on the Consolidated Condensed Balance Sheet: (i) operating lease right-of-use asset; (ii) current operating lease liabilities; and (iii) operating lease liabilities. Therefore, on date of adoption of ASC Topic 842, the Company recognized a ROU asset of $1.4 million, operating lease liabilities, current and non-current collectively, of $1.5 million and reduced other liabilities by approximately $0.1 million. We elected the package of practical expedients for leases that commenced before the effective date of ASC Topic 842 whereby we elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. In addition, we have lease agreements with lease and non-lease components, and we have elected the practical expedient for all underlying asset classes and account for them as a single lease component. We have no finance leases. We determine if an arrangement is a lease at inception. We have operating leases for office space and research and development facilities. Neither of our leases include options to renew, however, one contains an option for early termination. We considered the option of early termination in measurement of right-of-use assets and lease liabilities and we determined it is not reasonably certain to be terminated. In connection with the 2nd Lease Amendment for the New Jersey office lease in January 2019, the Company considered this as one modified lease and not as two separate leases. Therefore, in January 2019, the Company determined this lease was an operating lease and remeasured the ROU asset and lease liability. Therefore, the Company increased the ROU asset and operating lease liabilities by $0.4 million to $1.8 million and $1.9 million, respectively. In connection with the 2021 lease, as amended, the Company determined this lease should be treated as a separate contract. Therefore, during the third quarter of 2021, the Company increased the ROU assets and operating lease liabilities by $0.1 million.

Following is a table of the lease payments and maturity of our operating lease liabilities as of September 30, 2021:

For the year ending September 30,
Remainder of 2021	$149,573
2022	601,495
2023	238,609
2024 and thereafter	-
Subtotal future lease payments	989,677
Less imputed interest	(81,895)
Total lease liabilities	$907,782

Weighted average remaining life	1.7 years

Weighted average discount rate	8.28%

For the three-month and nine-month periods ended September 30, 2021, operating lease expense was $146,936 and $413,577, respectively and cash paid for operating leases included in operating cash flows was $149,115 and $418,696, respectively. For the three-month and nine-month periods ended September 30, 2020, operating lease expense was $130,595 and $391,785, respectively and cash paid for operating leases included in operating cash flows was $131,863 and $393,947, respectively.

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

In August of 2021, a complaint regarding a corporate books and records demand was filed against the Company in the Court of Chancery of the State of Delaware, captioned Pacheco v. Celsion Corporation, Case No. 2021-0705. The plaintiff alleges he is entitled to inspect the Company’s books and records concerning the OPTIMA Study and other materials. The Company believes that the scope of the demand is without merit and intends to defend it vigorously. Due to the early stage of the case neither the likelihood that a loss, if any, will be realized, nor an estimate of possible loss or range of loss, if any, can be determined.

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

On July 27, 2020, the Company announced the randomization of the first two patients in the Phase II portion of the OVATION 2 Study with GEN-1 in advanced ovarian cancer. The Company anticipates completing enrollment of up to 110 patients in the first half of 2022. Because this is an open-label study, the Company intends to provide clinical updates throughout the course of treatment including response rates and surgical resection scores.

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

The Company further reported that 22 clinical sites in the U.S. and Canada have been initiated, with three more sites expected to be added by the end of the first quarter. Clinical investigators met in early February 2021 in a virtual meeting and expressed excitement about the potential for GEN-1 to treat advanced ovarian cancer and, despite the challenges and earlier delays posed by the COVID-19 pandemic, they remain committed to completing enrollment in the study during the first half of 2022.

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

On September 2, 2021, the Company announced results from preclinical in vivo studies showing production of antibodies and cytotoxic T-cell response specific to the spike antigen of SARS-CoV-2 when immunizing BALB/c mice with the Company’s next-generation PLACCINE DNA vaccine platform. Moreover, the antibodies to SARS-CoV-2 spike antigen prevented the infection of cultured cells in a viral neutralization assay. The production of antibodies predicts the ability of PLACCINE to protect against SARS-CoV-2 exposure, and the elicitation of cytotoxic T-cell response shows the vaccine’s potential to eradicate cells infected with SARS-CoV-2. These findings demonstrate the potential immunogenicity of Celsion’s PLACCINE DNA vaccine, which is intended to provide broad-spectrum protection and resistance against variants by incorporating multiple viral antigens, to improve vaccine stability at storage temperatures of 4o C and above, and to facilitate cheaper and easier manufacturing.

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

OPTIMA Study

The OPTIMA Study represents an evaluation of ThermoDox® in combination with a first line therapy, RFA, for newly diagnosed, intermediate stage hepatocellular carcinoma (“HCC”) patients. The OPTIMA Study was designed to enroll up to 550 patients globally at approximately 65 clinical sites in the U.S., Canada, European Union (EU), China and other countries in the Asia-Pacific region and will evaluate ThermoDox® in combination with standardized RFA, which will require a minimum of 45 minutes across all investigators and clinical sites for treating lesions three to seven centimeters, versus standardized RFA alone. The primary endpoint for the OPTIMA Study is OS, and the secondary endpoints are progression free survival and safety. The statistical plan calls for two interim efficacy analyses by an independent Data Monitoring Committee (“DMC”).

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

Business Plan

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the U.S. Food and Drug Administration. The Company has not generated significant revenue and has incurred significant net losses in each year since our inception. As of September 30, 2021, the Company has incurred approximately $329 million of cumulative net losses and had approximately $60.6 million in cash and cash equivalents, restricted cash, short-term investments and interest receivable. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

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

As more fully discussed in Note 12, during 2021 through the date of the filing of this Quarterly Report on Form 10-Q, the Company has raised approximately $6.9 million in gross proceeds from the use of its JonesTrading Capital on DemandTM financing facility, $35 million from a registered direct financing completed in January 2021, $15 million from a registered direct financing completed on April 5, 2021, and $1.5 million from warrant exercises. With $60.6 million in cash and cash equivalents, restricted cash, short-term investments and interest receivable, the Company believes it has sufficient capital resources to fund its operations through the end of 2024.

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

●	On December 4, 2018, the Company entered into the Capital on Demand Agreement with JonesTrading, pursuant to which the Company may offer and sell, from time to time, through JonesTrading shares of Common Stock having an aggregate offering price of up to $16.0 million. During 2019, the Company sold and issued an aggregate of 0.5 million shares under the Capital on Demand Agreement, receiving approximately $1.0 million in gross proceeds. During 2020, the Company sold and issued an aggregate of 5.2 million shares under the Capital on Demand Agreement, receiving approximately $6.2 million in gross proceeds. During 2021 through the date of this Quarterly Report on Form 10-Q, the Company sold 7.2 million shares under the Capital on Demand Agreement, receiving approximately $6.9 million in gross proceeds under the Capital on Demand Agreement.

●	On February 27, 2020, we entered into a Securities Purchase Agreement (the “February 2020 Purchase Agreement”) with several institutional investors, pursuant to which we agreed to issue and sell, in a registered direct offering (the “February 2020 Offering”), an aggregate of 4,571,428 shares of our common stock at an offering price of $1.05 per share for gross proceeds of approximately $4.8 million before the deduction of the Placement Agent fees and offering expenses. In a concurrent private placement (the “Private Placement”), the Company issued to the investors that participated in the February 2020 Offering, for no additional consideration, warrants, to purchase up to 2,971,428 shares of common stock (the “Original Warrants”). The Original Warrants were initially exercisable six months following their date of issue and were set to expire on the five-year anniversary of such initial exercise date. The Original Warrants had an exercise price of $1.15 per share subject to adjustment as provided therein. On March 12, 2020, the Company entered into private exchange agreements (the “Exchange Agreements”) with holders of the Original Warrants. Pursuant to the Exchange Agreements, in return for a higher exercise price of $1.24 per share of common stock, the Company issued new warrants to the Investors to purchase up to 3,200,000 shares of common stock (the “Exchange Warrants”) in exchange for the Original Warrants. The Exchange Warrants, like the Original Warrants, are initially exercisable six months following their issuance (the “Initial Exercise Date”) and expire on the five-year anniversary of their Initial Exercise Date. Other than having a higher exercise price, different issue date, Initial Exercise Date and expiration date, the terms of the Exchange Warrants are identical to those of the Original Warrants. On July 31, 2020, the Company filed a Form S-3 Registration Statement to register the shares of common stock issuable under the Exchange Warrants; the Registration Statement was declared effective by the SEC on August 13, 2020. No Exchange Warrants were exercised during 2020. During 2021 through the date of this Quarterly Report on Form 10-Q, the Company issued 1.2 million shares pursuant to investors exercising Exchange Warrants, receiving approximately $1.5 million.

●	On June 22, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc. (the “Underwriter”), relating to the issuance and sale (the “Underwritten Offering”) of 2,666,667 shares of the Company’s common stock. Pursuant to the terms of the Underwriting Agreement, the Underwriter agreed to purchase the shares at a price of $3.4875 per share. The Underwriter offered the shares at a public offering price of $3.75 per share, reflecting an underwriting discount equal to $0.2625, or 7.0% of the public offering price. The net proceeds to the Company from the Underwritten Offering, after deducting the underwriting discount and estimated offering expenses payable by the Company, were approximately $9.1 million.

●	On September 8, 2020, the Company entered into a purchase agreement (the “LPC Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right to sell to Lincoln Park up to $26.0 million of shares of the Company’s Common Stock at the Company’s discretion as described below (the “LPC Offering”). During 2020, the Company sold and issued an aggregate of 3.3 million shares, including the LPC Commitment Shares, under the LPC Purchase Agreement, receiving approximately $2.2 million in gross proceeds. The Company sent a letter to Lincoln Park terminating the LPC Offering effective January 21, 2021. The Company did not sell any shares under the LPC Purchase Agreement in 2021.

●	On January 22, 2021, the Company entered into a Securities Purchase Agreement (the “January 2021 Purchase Agreement”) with several institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “January 2021 Offering”), an aggregate of 25,925,925 shares of the Company’s common stock at an offering price of $1.35 per share for gross proceeds of approximately $35 million before the deduction of the January 2021 Placement Agents (as defined below) fee and offering expenses. The closing of the January 2021 Offering occurred on January 26, 2021. In connection with the January 2021 Offering, the Company entered into a placement agent agreement (the “January 2021 Placement Agent Agreement”) with A.G.P./Alliance Global Partners (together with Brookline Capital Markets, the “January 2021 Placement Agents”) pursuant to which the Company agreed to pay the January 2021 Placement Agents a cash fee equal to 7% of the aggregate gross proceeds raised from the sale of the securities sold in the January 2021 Offering and reimburse the January 2021 Placement Agents for certain of their expenses in an amount not to exceed $82,500.

●	On March 31, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 Purchase Agreement”) with several institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “March 2021 Offering”), an aggregate of 11,538,462 shares of the Company’s common stock, at an offering price of $1.30 per share for gross proceeds of approximately $15 million before the deduction of the placement agents fee and offering expenses. The shares were offered by the Company pursuant to the 2021 Registration Statement. The March 2021 Purchase Agreement contained customary representations, warranties and agreements by the Company and customary conditions to closing. The closing of the Offering occurred on April 5, 2021. In connection with the March 2021 Offering, the Company entered into a placement agent agreement (the “March 2021 Placement Agent Agreement”) with A.G.P./Alliance Global Partners, as lead placement agent (“AGP,” and together with JonesTrading Institutional Services LLC and Brookline Capital Markets, a division of Arcadia Securities, LLC, serving as co-placement agents, the “March 2021 Placement Agents”) pursuant to which the Company agreed to pay the March 2021 Placement Agents an aggregate cash fee equal to 7% of the aggregate gross proceeds raised from the sale of the securities sold in the Offering and reimburse the Placement Agents for certain of their expenses in an amount not to exceed $82,500.

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

FINANCIAL REVIEW FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

Results of Operations

For the three months ended September 30, 2021 our net loss was $5.4 million compared to a net loss of $8.1 million for the same three-month period of 2020. For the nine months ended September 30, 2021 our net loss was $16.5 million compared to a net loss of $18.5 million for the same nine-month period of 2020.

With $60.6 million in cash and cash equivalents, short-term investments, interest receivable and restricted cash, at September 30, 2021, coupled with approximately $15 million of potential future sales of the Company’s State of New Jersey net operating losses, the Company believes it has sufficient capital resources to fund its operations through the end of 2024.

	Three Months Ended September 30,
	(In thousands)		Change Increase (Decrease)
	2021	2020		%
Licensing Revenue:	$125	$125	$-	-%

Operating Expenses:
Clinical Research	1,036	1,217	(181)	(14.9)%
Chemistry, Manufacturing and Controls (CMC)	1,432	1,275	157	12.3%
Research and development expenses	2,468	2,492	(24)	(0.1)%
General and administrative expenses	2,719	1,793	926	51.6%
Total operating expenses	5,187	4,285	902	21.5%
Loss from operations	$(5,062)	$(4,160)	$(902)	(21.7)%

	Nine Months Ended September 30,
	(In thousands)		Change Increase (Decrease)
	2021	2020		%
Licensing Revenue:	$375	$375	$-	-%

Operating Expenses:
Clinical Research	3,400	4,517	(1,117)	(24.7)%
Chemistry, Manufacturing and Controls (CMC)	4,233	4,018	215	5.4%
Research and development expenses	7,633	8,535	(902)	(10.6)%
General and administrative expenses	8,258	5,533	2,725	49.2%
Total operating expenses	15,891	14,068	1,823	13.0%
Loss from operations	$(15,516)	$(13,693)	$(1,823)	(13.3)%

Comparison of the Three Months Ended September 30, 2021 and 2020

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten-year term of the agreement; therefore, we recorded deferred revenue of $125,000 in each of the third quarters of 2021 and 2020.

Research and Development Expenses

Research and development (“R&D”) expenses were $2.5 million in each of the third quarters of 2021 and 2020. Costs associated the OVATION 2 Study were $0.2 million in each of the third quarters of 2021 and 2020. Costs associated with the OPTIMA Study decreased to $0.2 million in the third quarter of 2021 compared to $0.5 million in the same period of 2020. In July 2020, the Company unblinded the OPTIMA Study at the recommendation of the DMC to halt the study due to futility. Other clinical and regulatory costs were $0.7 million the third quarter of 2021 compared to $0.5 million in the same period of 2020. R&D costs associated with the development of GEN-1 to support the OVATION 2 Study as well as development of the PLACCINE DNA vaccine technology platform increased to $1.1 million in the third quarter of 2021 compared to $0.7 million in the same period of 2020. CMC costs decreased to $0.3 million in the third quarter of 2021 compared to $0.6 million in the same period of 2020.

General and Administrative Expenses

General and administrative expenses increased to $2.7 million in the third quarter of 2021 compared to $1.8 million in the same period of 2020. This increase is primarily attributable to higher non-cash stock compensation expense of approximately $0.2 million, an increase in professional fees of $0.6 million and an increase in premiums for directors’ and officers’ insurance of $0.1 million in the third quarter of 2021 when compared to the same period of 2020.

Impairment of IPR&D Liability

IPR&D is reviewed for impairment at least annually as of our third quarter ended September 30 by assessing if any events or changes in circumstances have occurred which indicate that the carrying value of the assets might not be recoverable. At September 30, 2020, after our assessment of the totality of the events that could impair IPR&D, the Company determined certain IPR&D assets related to the development of its GBM product candidate may be impaired. To arrive at this determination, the Company assessed the status of studies in GBM conducted by its competitors and the Company’s strategic commitment of resources to its studies in primary liver cancer and ovarian cancer. The Company concluded that the GBM asset, valued at $2.4 million, was fully impaired and wrote off the GBM asset, incurring a non-cash charge of $2.4 million in the third quarter of 2020. During 2021, the Company concluded no IPR&D asset was impaired during that period.

Change in Earn-out Milestone Liability and Warrant Expense

On March 28, 2019, the Company and EGWU, Inc. entered into an amendment to its purchase agreement (“Amended Asset Purchase Agreement”), whereby payment of the earnout milestone liability related to the Ovarian Cancer Indication of $12.4 million had been modified. The Company has the option to make the payment as follows:

a)	$7.0 million in cash within 10 business days of achieving the milestone; or
b)	$12.4 million in cash, common stock of the Company, or a combination of either, within one year of achieving the milestone.

As of September 30, 2021, and June 30, 2021, the Company calculated the fair value of the earn-out milestone liability at $7.3 million and $7.1 million, respectively, and recognized a non-cash benefit of $0.2 million for the three-months ended September 30, 2021. In assessing the earnout milestone liability at September 30, 2021, the Company determined the fair value of each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 50% and 50% probability for the $7.0 million and the $12.4 million payments, respectively.

As of September 30, 2020, and June 30, 2020, the Company calculated the fair value of the earn-out milestone liability at $7.1 million and $6.0 million, respectively and recognized a non-cash charge of $1.1 million during the third quarter of 2020. In assessing the earnout milestone liability at September 30, 2020, the Company determined the fair value of each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 50% and 50% probability for the $7.0 million and the $12.4 million payments, respectively.

Investment income and interest expense

Investment income from its short-term investments was insignificant in each of the third quarters of 2021 and 2020.

As more fully discussed in Note 11, in June 2021, the Company entered into a $10 million loan facility with Silicon Valley Bank. The Company immediately used $6 million from this facility to retire all outstanding indebtedness with Horizon Technology Finance Corporation. The remaining $4 million will be available to be drawn down up to 12 months after closing and will be used for working capital and to fund the advancement of the Company’s product pipelines. In connection with these loan facilities, the Company incurred $0.1 million in interest expense in the third quarter of 2021 compared to $0.5 million during the same period of 2020.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Licensing Revenue

In January 2013, we entered a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten-year term of the agreement; therefore, we recorded deferred revenue of $375,000 in each of the first nine months of 2021 and 2020.

Research and Development Expenses

R&D expenses decreased by $0.9 million to $7.6 million in the first nine months of 2021 from $8.5 million in the same period of 2020. Costs associated the OVATION 2 Study increased to $1.0 million in the first nine months of 2021 compared to $0.7 million in the same period of 2020. The Company initiated enrollment in the Phase 2 portion of the study during the third quarter of 2020. Costs associated with the OPTIMA Study decreased to $0.6 million in the first nine months of 2021 compared to $1.8 million in the same period of 2020. In July 2020, the Company unblinded the OPTIMA Study at the recommendation of the DMC to halt the study due to futility. Regulatory and other clinical costs were $1.8 million the first nine months of 2021 compared to $2.0 million in the same period of 2020. R&D costs associated with the development of GEN-1 to support the OVATION 2 Study as well as development of the PLACCINE DNA vaccine technology platform increased to $3.1 million in the first nine months of 2021 compared to $2.3 million in the same period of 2020. CMC costs decreased to $1.1 million in the first nine months of 2021 compared to $1.7 million in the same period of 2020.

General and Administrative Expenses

General and administrative expenses increased to $8.3 million in the first nine months of 2021 compared to $5.5 million in the same period of 2020. This increase is primarily attributable to higher non-cash stock compensation expense of approximately $1.0 million, an increase in professional fees of $1.4 million and an increase in premiums for directors’ and officers’ insurance of $0.2 million in the first nine months of 2021 when compared to the same period of 2020.

Impairment of IPR&D Liability

IPR&D is reviewed for impairment at least annually as of our third quarter ended September 30 by assessing if any events or changes in circumstances have occurred which indicate that the carrying value of the assets might not be recoverable. At September 30, 2020, after our assessment of the totality of the events that could impair IPR&D, the Company determined certain IPR&D assets related to the development of its GBM product candidate may be impaired. To arrive at this determination, the Company assessed the status of studies in GBM conducted by its competitors and the Company’s strategic commitment of resources to its studies in primary liver cancer and ovarian cancer. The Company concluded that the GBM asset, valued at $2.4 million, was fully impaired and wrote off the GBM asset, incurring a non-cash charge of $2.4 million in the third quarter of 2020. During 2021, the Company concluded no IPR&D asset was impaired during that period.

Change in Earn-out Milestone Liability and Warrant Expense

On March 28, 2019, the Company and EGWU, Inc. entered into an amendment to its purchase agreement (“Amended Asset Purchase Agreement”), whereby payment of the earnout milestone liability related to the Ovarian Cancer Indication of $12.4 million had been modified. The Company has the option to make the payment as follows:

a)	$7.0 million in cash within 10 business days of achieving the milestone; or
b)	$12.4 million in cash, common stock of the Company, or a combination of either, within one year of achieving the milestone.

As of September 30, 2021, and December 31, 2020, the Company calculated the fair value of the earn-out milestone liability at $7.3 million and $7.0 million, respectively and recognized a non-cash charge of $0.3 million during the first nine months of 2021. In assessing the earnout milestone liability at September 30, 2021, the Company determined the fair value of each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 50% and 50% probability for the $7.0 million and the $12.4 million payments, respectively.

As of September 30, 2020, and December 31, 2019, the Company calculated the fair value of the earn-out milestone liability at $7.1 million and $5.7 million, respectively and recognized a non-cash charge of $1.4 million during the first nine-months of 2020. In assessing the earnout milestone liability at September 30, 2020, the Company determined the fair value of each of the two payment options per the Amended Asset Purchase Agreement and weighted them at 50% and 50% probability for the $7.0 million and the $12.4 million payments, respectively.

Investment income and interest expense

Investment income from its short-term investments was insignificant in the first nine months of 2021. The Company realized $0.1 million of investment income from its short-term investments during the first nine months of 2020.

As more fully discussed in Note 11, in June 2021, the Company entered into a $10 million loan facility with Silicon Valley Bank. The Company immediately used $6 million from this facility to retire all outstanding indebtedness with Horizon Technology Finance Corporation. The remaining $4 million will be available to be drawn down up to 12 months after closing and will be used for working capital and to fund the advancement of the Company’s product pipelines. In connection with these loan facilities, the Company incurred $0.5 million in interest expense in the first nine months of 2021 compared to $1.1 million during the same period of 2020. In connection with the termination of the Horizon Technology Financing Facility in the second quarter of 2021, the Company paid early termination and end of term charges to Horizon and recognized $0.2 million as a loss on debt extinguishment.

Financial Condition, Liquidity and Capital Resources

Since inception we have incurred significant losses and negative cash flows from operations. We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities and amounts received under our product licensing agreement with Yakult and our technology development agreement with Hisun. The process of developing and commercializing ThermoDox®, GEN-1 and other product candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts. We expect these activities, together with our general and administrative expenses, to result in significant operating losses for the foreseeable future. Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $329 million at September 30, 2021.

At September 30, 2021, we had total current assets of $56.8 million and current liabilities of $6.5 million, resulting in net working capital of $50.3 million. At September 30, 2021, we had cash and cash equivalents, short-term investments, interest receivable on short term investments and money market investments ($6.0 million of which is included in other assets) of $60.6 million. At December 31, 2020, we had total current assets of $18.8 million (including cash and cash equivalents of $17.2 million) and current liabilities of $6.8 million, resulting in net working capital of $12.0 million. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

Net cash used in operating activities for the first nine months of 2021 was $11.1 million. Net cash used in investing activities was $29.1 million during the first nine months of 2021. Net cash provided by financing activities was $54.8 million during the first nine months of 2021 mostly from net proceeds received through the sale of our common stock. With $60.6 million in cash and cash equivalents, short-term investments, interest receivable on short term investments and money market investments at September 30, 2021 and with potential future sales of the Company’s State of New Jersey net operating losses, the Company believes it has sufficient capital resources to fund its operations through the end of 2024.

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

Item 4. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2021, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the SEC.

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

In August of 2021, a complaint regarding a corporate books and records demand was filed against the Company in the Court of Chancery of the State of Delaware, captioned Pacheco v. Celsion Corporation, Case No. 2021-0705. The plaintiff alleges he is entitled to inspect the Company’s books and records concerning the OPTIMA Study and other materials. The Company believes that the scope of the demand is without merit and intends to defend it vigorously. Due to the early stage of the case neither the likelihood that a loss, if any, will be realized, nor an estimate of possible loss or range of loss, if any, can be determined.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Third Amendment to the Celsion Corporation 2018 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on June 21, 201 (SEC File No. 001-15911).

10.2+	Loan and Security Agreement between Silicon Valley Bank and Celsion Corporation dated June 18, 2021.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders’ Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

**	XBRL information is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 15, 2021	CELSION CORPORATION

Registrant

	By:	/s/ Michael H. Tardugno
Michael H. Tardugno
Chairman, President and Chief Executive Officer

	By:	/s/ Jeffrey W. Church
Jeffrey W. Church
Executive Vice President and Chief Financial Officer

