Form 10-K
period 2021-12-31
Celsion CORP
filed 2022-03-31
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021.

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

Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $109.9 million as of June 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter) based on the closing sale price of $19.05 for the Registrant’s common stock on that date as reported by The Nasdaq Capital Market (“NASDAQ”). For purposes of this calculation, shares of common stock held by directors, officers and stockholders who own greater than 10% of the Registrant’s outstanding stock at June 30, 2021, were excluded. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purpose.

As of March 30, 2022, 5,770,516 shares of the Registrant’s common stock were issued and outstanding.

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

In some cases, you can identify forward-looking statements by terminology such as “expect,” “anticipate,” “estimate,” “plan,” “believe,” “could,” “intend,” “predict”, “may,” “should,” “will,” “would” and words of similar import regarding the Company’s expectations. Forward-looking statements are only predictions. Actual events or results may differ materially. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, you should specifically consider various factors, including the risks outlined under “Risk Factors.” The discussion of risks and uncertainties set forth in this Annual Report is not necessarily a complete or exhaustive list of all risks facing the Company at any particular point in time. We operate in a highly competitive, highly regulated and rapidly changing environment and our business is in a state of evolution. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward-looking statement. Except as required by law, we assume no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf for any reason, even if new information becomes available in the future. Unless the context requires otherwise or unless otherwise noted, all references in this Annual Report to “Celsion”, “the Company”, “we”, “us”, or “our” are to Celsion Corporation, a Delaware corporation and its wholly owned subsidiaries, CLSN Laboratories, Inc., also a Delaware corporation and Celsion GmbH, a Swiss corporation.

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

OVERVIEW

Celsion Corporation (“Celsion” or the “Company”) is a fully integrated, clinical stage biotechnology company focused on advancing a portfolio of innovative treatments including DNA-based immunotherapies, next generation vaccines and directed chemotherapies through clinical trials and eventual commercialization. The Company’s product pipeline includes GEN-1, a DNA-based immunotherapy for the localized treatment of ovarian cancer. ThermoDox®, Celsion’s proprietary heat-activated liposomal encapsulation of doxorubicin, currently under investigator-sponsored development for several cancer indications, is being managed though Celsion’s wholly owned subsidiary, Celsion GmbH. Additionally, Celsion has two feasibility stage platform technologies for the development of novel nucleic acid-based immunotherapies and next generation vaccines and other anti-cancer DNA or RNA therapies. Both are novel synthetic, non-viral vectors with demonstrated capability in nucleic acid cellular transfection.

IMMUNO-ONCOLOGY Program

On June 20, 2014, the Company completed the acquisition of substantially all of the assets of EGEN, Inc., a privately held corporation located in Huntsville, Alabama. Pursuant to the Asset Purchase Agreement, CLSN Laboratories acquired all of EGEN’s right, title and interest in substantially all of the assets of EGEN, including cash and cash equivalents, patents, trademarks and other intellectual property rights, clinical data, certain contracts, licenses and permits, equipment, furniture, office equipment, furnishings, supplies and other tangible personal property. A key asset acquired from EGEN was the TheraPlas technology platform. The first drug candidate developed from this technology platform is GEN-1.

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

The design of the TheraPlas delivery system is based on molecular functionalization of polyethyleneimine (“PEI”), a cationic delivery polymer with a distinct ability to escape from the endosomes due to heavy protonation. The transfection activity and toxicity of PEI is tightly coupled to its molecular weight; therefore, the clinical application of PEI is limited. We have used molecular functionalization strategies to improve the activity of low molecular weight PEIs without augmenting their cytotoxicity. In one instance, chemical conjugation of a low molecular weight branched BPEI1800 with cholesterol and polyethylene glycol (“PEG”) to form PEG-PEI-Cholesterol (“PPC”) dramatically improved the transfection activity of BPEI1800 following in vivo delivery. Together, the cholesterol and PEG modifications produced approximately 20-fold enhancement in transfection activity. Biodistribution studies following intraperitoneal or subcutaneous administration of DNA/PPC nanocomplexes showed DNA delivery localized primarily at the injection site with only small amount escaping into the systemic circulation. PPC is the delivery component of our lead TheraPlas product, GEN-1, which is in clinical development for the treatment of ovarian cancer. The PPC manufacturing process has been scaled up from bench scale (1-2 g) to 0.6Kg, and several current Good Manufacturing Practice (“cGMP”) lots have been produced with reproducible quality.

We believe that TheraPlas has emerged as a viable alternative to current approaches due to several distinguishing characteristics such as strong molecular versatility that may allow for complex modifications to potentially improve activity and safety with little difficulty. The biocompatibility of these polymers reduces the risk of adverse immune response, thus allowing for repeated administration. Compared to naked DNA or cationic lipids, TheraPlas is generally safer, more efficient, and cost effective. We believe that these advantages place Celsion in a position to capitalize on this technology platform.

Ovarian Cancer Overview

Ovarian cancer is the most lethal of gynecological malignancies among women with an overall five-year survival rate of 45%. This poor outcome is due in part to the lack of effective prevention and early detection strategies. There were approximately 20,000 new cases of ovarian cancer in the U.S. in 2021 with an estimated 13,000 deaths. Mortality rates for ovarian cancer declined very little in the last forty years due to the unavailability of detection tests and improved treatments. Most women with ovarian cancer are not diagnosed until Stages III or IV, when the disease has spread outside the pelvis to the abdomen and areas beyond causing swelling and pain. The five-year survival rates for Stages III and IV are 39 percent and 17 percent, respectively. First-line chemotherapy regimens are typically platinum-based combination therapies. Although this first line of treatment has an approximate 80 percent response rate, 55 to 75 percent of women will develop recurrent ovarian cancer within two years and ultimately will not respond to platinum therapy. Patients whose cancer recurs or progresses after initially responding to surgery and first-line chemotherapy have been divided into one of the two groups based on the time from completion of platinum therapy to disease recurrence or progression. This time period is referred to as platinum-free interval. The platinum-sensitive group has a platinum-free interval of longer than six months. This group generally responds to additional treatment with platinum-based therapies. The platinum-resistant group has a platinum-free interval of shorter than six months and is resistant to additional platinum-based treatments. Pegylated liposomal doxorubicin, topotecan, and Avastin are the only approved second-line therapies for platinum-resistant ovarian cancer. The overall response rate for these therapies is 10 to 20 percent with median overall survival (“OS”) of eleven to twelve months. Immunotherapy is an attractive novel approach for the treatment of ovarian cancer particularly since ovarian cancers are considered immunogenic tumors. IL-12 is one of the most active cytokines for the induction of potent anti-cancer immunity acting through the induction of T-lymphocyte and natural killer cell proliferation. The precedence for a therapeutic role of IL-12 in ovarian cancer is based on epidemiologic and preclinical data.

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

The Company also reported encouraging clinical data from the first fourteen patients who completed treatment in the OVATION I Study. GEN-1 plus standard chemotherapy produced no dose limiting toxicities and positive dose dependent efficacy signals which correlate well with positive surgical outcomes as summarized below:

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

On March 2, 2019, the Company announced final, investigator assessed, progression free survival (“PFS”) results from the OVATION I Study. Median PFS in patients treated per protocol (n=14) was 21 months and was 17.1 months for the intent-to-treat (“ITT”) population (n=18) for all dose cohorts, including three patients who dropped out of the study after 13 days or less, and two patients who did not receive full NAC and GEN-1 cycles. Under the current standard of care, in women with Stage III/IV ovarian cancer undergoing NAC, their disease progresses within about 12 months on average. The results from the OVATION I Study support continued evaluation of GEN-1 based on promising tumor response, as reported in the PFS data, and the ability for surgeons to completely remove visible tumor at interval debulking surgery. GEN-1 was well tolerated, and no dose-limiting toxicities were detected. Intraperitoneal administration of GEN-1 was feasible with broad patient acceptance.

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

GEN-1 plus standard NACT produced positive dose-dependent efficacy results, with no dose-limiting toxicities, which correlates well with successful surgical outcomes as summarized below:

●	Of the 15 patients treated in the Phase I portion of the OVATION 2 Study, nine patients were treated with GEN-1 at a dose of 100 mg/m² plus NACT and six patients were treated with NACT only. All 15 patients had successful resections of their tumors, with eight out of nine patients (88%) in the GEN-1 treatment arm having an R0 resection, which indicates a microscopically margin-negative complete resection in which no gross or microscopic tumor remains in the tumor bed. Only three out of six patients (50%) in the NACT only treatment arm had a R0 resection.

●	When combining these results with the surgical resection rates observed in the Company’s prior Phase Ib dose-escalation trial (the OVATION 1 Study), a population of patients with inclusion criteria identical to the OVATION 2 Study, the data reflect the strong dose-dependent efficacy of adding GEN-1 to the current standard of care NACT:

		% of Patients with R0 Resections
0, 36, 47 mg/m² of GEN-1 plus NACT	N = 12	42%
61, 79, 100 mg/m² of GEN-1 plus NACT	N = 17	82%

●	The ORR as measured by Response Evaluation Criteria in Solid Tumors (RECIST) criteria for the 0, 36, 47 mg/m² dose GEN-1 patients were comparable, as expected, to the higher (61, 79, 100 mg/m²) dose GEN-1 patients, with both groups demonstrating an approximate 80% ORR.

On March 23, 2020, the Company announced that the European Medicines Agency (the “EMA”) Committee for Orphan Medicinal Products has recommended that GEN-1 be designated as an orphan medicinal product for the treatment of ovarian cancer. GEN-1 is an IL-12 DNA plasmid vector encased in a non-viral nanoparticle delivery system, which enables cell transfection followed by persistent, local secretion of the IL-12 protein. GEN-1 previously received orphan designation from the FDA.

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

On July 27, 2020, the Company announced the randomization of the first two patients in the Phase II portion of the OVATION 2 Study with GEN-1 in advanced ovarian cancer. The Company anticipates completing enrollment of up to 110 patients in the second half of 2022. Because this is an open-label study, the Company intends to provide clinical updates throughout the course of treatment including response rates and surgical resection scores.

In February 2021, the Company announced that it has received Fast Track designation from the FDA for GEN-1, its DNA-mediated IL-12 immunotherapy currently in Phase II development for the treatment of advanced ovarian cancer and also provided an update on the OVATION 2 Study. The Company reported that approximately one-third, or 34 patients, of the anticipated 110 patients had been enrolled into the OVATION 2 Study, of which 20 are in the treatment arm and 14 are in the control. Of the 34 patients enrolled in the trial, 27 patients have had their interval debulking surgery with the following results:

●	80% of patients treated with GEN-1 had a R0 resection, which indicates a microscopically margin-negative complete resection in which no gross or microscopic tumor remains in the tumor bed.
●	58% of patients in the control arm had an R0 resection.
●	This interim data represents a 38% improvement in R0 resection rates for GEN-1 patients compared with control arm patients and is consistent with the reported improvement in resection scores noted in the encouraging Phase I OVATION I Study, the manuscript of which has been submitted for peer review publication.

In February 2022, the Company announced that following a pre-planned interim safety review of 81 as treated patients randomized in the OVATION 2 Study, the Data Safety Monitoring Board (DSMB) unanimously recommended that the OVATION 2 Study continue treating patients with the dose of 100 mg/m2. The DSMB also determined that safety is satisfactory with an acceptable risk/benefit, and that patients tolerate GEN-1 during a course of treatment that lasts up to six months. No dose-limiting toxicities were reported.

The Company also announced that over 75% of the projected 110 patients have been enrolled in the OVATION 2 Study. Interim clinical data from the first 39 patients who have undergone interval debulking surgery showed that the GEN-1 treatment arm is showing a 27% improvement in R0 surgical resection rate over the control arm.

Through March 15, 2022, 88 of 110 patients have been enrolled in the OVATION 2 study. To date no patient in the treatment arm of the phase 2 portion of the trial has received all 17 doses of the GEN-1 treatment as prescribed in the study protocol. Implications will be assessed in conjunction with the primary end point, PFS, results.

PLACCINE DNA VACCINE TECHNOLOGY PLATFORM

In January 2021, the Company announced the filing of a provisional U.S. patent application for a novel DNA-based, investigational vaccine for preventing or treating infections from a broad range of infectious agents including the coronavirus disease using its PLACCINE DNA vaccine technology platform (“PLACCINE”). The provisional patent covers a family of novel composition of multi-cistronic vectors and polymeric nanoparticles that comprise the PLACCINE DNA vaccine platform technology for preventing or treating infectious agents that have the potential for global pandemics, including the SARS-CoV-2 virus and its variations, using the Company’s TheraPlas platform technology.

Celsion’s PLACCINE DNA vaccine technology platform is characterized by a single multi-cistronic DNA plasmid vector expressing multiple pathogen antigens delivered with a synthetic delivery system. We believe it is adaptable to creating vaccines for a multitude of pathogens, including emerging pathogens leading to pandemics as well as infectious diseases that have yet to be effectively addressed with current vaccine technologies. This flexible vaccine platform is well supported by an established supply chain to produce any plasmid vector and its assembly into a respective vaccine formulation.

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

COVID-19 Vaccine Overview

Emerging data from the recent literature indicates that the quality of the immune response as opposed to its absolute magnitude is what dictates SARS-CoV-2 viral clearance and recovery and that an ineffective or non-neutralizing enhanced antibody response might actually exacerbate disease. The first-generation COVID-19 vaccines were developed for rapid production and deployment and were not optimized for generating cellular responses that result in effective viral clearance. Though early data has indicated some of these vaccines to be over 95% effective, these first-generation vaccines were primarily designed to generate a strong antibody response, and while they have been shown to provide prophylactic protection against disease, the durability of this protection is currently unclear. Most of these vaccines have been specifically developed to target the SARS-CoV-2 Spike (S) protein (antigen), though it is known that restricting a vaccine to a sole viral antigen creates selection pressure that can serve to facilitate the emergence of viral resistance. Indeed, even prior to full vaccine rollout, it has been observed that the S protein is a locus for rapid evolutionary and functional change as evidenced by the D614G, Y453F, 501Y.V2, and VUI-202012/01 mutations/deletions. This propensity for mutation of the S protein leads to future risk of efficacy reduction over time as these mutations accumulate.

Our Next Generation Vaccine Initiative

Celsion’s vaccine candidate comprises a single plasmid vector containing the DNA sequence encoding multiple SARS-CoV-2 antigens. Delivery will be evaluated intramuscularly, intradermally, or subcutaneously with a non-viral synthetic DNA delivery carrier that facilitates vector delivery into the cells of the injected tissue and has potential immune adjuvant properties. Unique designs and formulations of Celsion vaccine candidates may offer several potential key advantages. The synthetic polymeric DNA carrier is an important component of the vaccine composition as it has the potential to facilitate the vaccine immunogenicity by improving vector delivery and, due to potential adjuvant properties, attract professional immune cells to the site of vaccine delivery.

Future vaccine technology will need to address viral mutations and the challenges of efficient manufacturing, distribution, and storage. We believe an adaptation of our TheraPlas technology, PLACCINE, has the potential to meet these challenges. Our approach is described in our provisional patent filing and is summarized as a DNA vaccine technology platform characterized by a single plasmid DNA with multiple coding regions. The plasmid vector is designed to express multiple pathogen antigens. It is delivered via a synthetic delivery system and has the potential to be easily modified to create vaccines against a multitude of infectious diseases, addressing:

●	Viral Mutations: PLACCINE may offer broad-spectrum and mutational resistance (variants) by targeting multiple antigens on a single plasmid vector.

●	Durable Efficacy: PLACCINE delivers a DNA plasmid-based antigen that could result in durable antigen exposure and a robust vaccine response to viral antigens.

●	Storage & Distribution: PLACCINE allows for stability that is compatible with manageable vaccine storage and distribution.

●	Simple Dosing & Administration: PLACCINE is a synthetic delivery system that should require a simple injection that does not require viruses or special equipment to deliver its payload.

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

On January 31, 2022, the Company announced it had engaged BIOQUAL, Inc., a preclinical testing contract research organization, to conduct a non-human primate (NHP) challenge study with Celsion’s DNA-based approach for a SARS-CoV-2 vaccine. The NHP pilot study follows the generation of encouraging mouse data and will evaluate the Company’s lead vaccine formulations for safety, immunogenicity and protection against SARS-CoV-2. In completed preclinical studies, Celsion demonstrated safe and efficient immune responses including IgG response, neutralizing antibodies and T-cell responses that parallel the activity of commercial vaccines following intramuscular (IM) administration of novel vaccine compositions expressing a single viral antigen. In addition, vector development has shown promise of neutralizing activity against a range of SARS-CoV-2 variants. Celsion’s novel DNA-based vaccines have been based on a simple intramuscular injection that does not require viral encapsulation or special equipment for administration.

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

Investigator sponsored THERMODOX® for the Treatment of Various Cancers

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

On February 11, 2021, the Company provided a final update on the Phase III OPTIMA Study and the decision to stop following patients in the Study. Independent analyses conducted by a global biometrics contract research organization and the NIH, did not find any evidence of significance or factors that would justify continuing to follow patients for OS. Therefore, the Company notified all clinical sites to discontinue following patients. The OPTIMA Study database of 556 patients is now be frozen at 185 patient deaths. While the analyses did identify certain patient subgroups that appear to have had a clinical benefit, the Company concluded that it would not be in its best interest to pursue these retrospective findings as the regulatory hurdles supporting further discussion will be significant.

Investigator-Sponsored Studies with ThermoDox®

Celsion continues working closely and supporting investigations by others throughout the world in breast cancer, pancreatic cancer and in solid tumors in children. Following inquiries from the NIH, we renewed our Cooperative Research and Development Agreement (CRADA) with the Institute at a nominal cost, one goal of which is to pursue their interest in a study of ThermoDox® to treat patients with bladder cancer. Importantly, Celsion is developing a business model to support these investigator-sponsored studies in a manner that will not interfere with the Company’s focus on our GEN-1 program and vaccine development initiative.

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

BUSINESS STRATEGY AND DEVELOPMENT PLAN

We have not generated and do not expect to generate any revenue from product sales in the next several years, if at all. An element of our business strategy has been to pursue, as resources permit, the research and development of a range of product candidates for a variety of indications. We may also evaluate licensing products from third parties to expand our current product pipeline. This is intended to allow us to diversify the risks associated with our research and development expenditures. To the extent we are unable to maintain a broad range of product candidates, our dependence on the success of one or a few product candidates would increase and results such as those announced in relation to the OPTIMA Study in February 2021 will have a more significant impact on our financial prospects, financial condition, and market value. We may also consider and evaluate strategic alternatives, including investment in, or acquisition of, complementary businesses, technologies, or products. As demonstrated by the HEAT Study and OPTIMA Study results, drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval. The timing and the outcome of clinical results are extremely difficult to predict. The success or failure of any preclinical development and clinical trial can have a disproportionately positive or negative impact on our results of operations, financial condition, prospects, and market value.

Our current business strategy includes the possibility of entering into collaborative arrangements with third parties to complete the development and commercialization of our product candidates. In the event that third parties take over the clinical trial process for one or more of our product candidates, the estimated completion date would largely be under the control of that third party rather than us. We cannot forecast with any degree of certainty which proprietary products or indications, if any, will be subject to future collaborative arrangements, in whole or in part, and how such arrangements would affect our development plan or capital requirements. We may also apply for subsidies, grants or government or agency-sponsored studies that could reduce our development costs. However we cannot forecast with any degree of certainty whether we will be selected to receive any subsidy, grant or governmental funding.

We had $56.9 million in cash and cash equivalents, short-term investments, interest receivable, net proceeds on the sale of net operating losses and restricted cash as of December 31, 2021. Given our current development plans, we anticipate our current cash resources will be sufficient to fund our operations and financial commitments through the end of 2024.

As a result of the risks and uncertainties discussed in this Annual Report, among others, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product if one of our product candidates receives regulatory approval for marketing, if at all. Our inability to complete any of our research and development activities, preclinical studies or clinical trials in a timely manner or our failure to enter into collaborative agreements when appropriate could significantly increase our capital requirements and could adversely impact our liquidity. While our estimated future capital requirements are uncertain and could increase or decrease as a result of many factors, including the extent to which we choose to advance our research and development activities, preclinical studies and clinical trials, or whether we are in a position to pursue manufacturing or commercialization activities, we will need significant additional capital to progress our product candidates through development and clinical trials, obtain regulatory approvals and manufacture and commercialize approved products, if any. We do not know whether we will be able to access additional capital when needed or on terms favorable to us or our stockholders. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business. See Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report for additional information regarding the Company’s financial condition, liquidity and capital resources.

RESEARCH AND DEVELOPMENT EXPENDITURES

We are engaged in a limited amount of research and development in our own facilities and have sponsored research programs in partnership with various research institutions, including the NIH, the National Cancer Institute and Duke University. We are currently, with minimal cash expenditures, sponsoring clinical and pre-clinical research at the University of Oxford, University of Utrecht, and the Children’s Hospital Research Institute. The majority of the spending in research and development is for the funding of GEN-1 and ThermoDox® clinical trials and our next generation vaccine initiative. Research and development expenses were approximately $10.6 million and $11.3 million for the years ended December 31, 2021 and 2020, respectively. See Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report for additional information regarding expenditures related to our research and development programs.

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

Research and Development

The vehicle by which FDA approves a new pharmaceutical product for sale and marketing in the U.S. is a New Drug Application (“NDA”) or a Biologics License Application (‘BLA’). A new drug or biological product cannot be marketed in the U.S. without FDA’s approval of an NDA/BLA. The steps ordinarily required before a new drug can be marketed in the U.S. include (a) completion of pre-clinical and clinical studies; (b) submission and FDA acceptance of an Investigational New Drug application (“IND”), which must become effective before human clinical trials may commence; (c) completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product to support each of its proposed indications; (d) submission and FDA acceptance of an NDA/BLA; (e) completion of an FDA inspection and potential audits of the facilities where the drug or biological product is manufactured to assess compliance with the cGMP and to assure adequate identity, strength, quality, purity, and potency; and (e) FDA review and approval of the NDA/BLA.

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

In certain circumstances, a therapeutic product candidate being studied in clinical trials may be made available for treatment of individual patients. Pursuant to the 21st Century Cures Act, the manufacturer of an investigational product for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational product.

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

The results of pre-clinical studies and clinical trials, if successful, are submitted to FDA in the form of an NDA or BLA. Among other things, the FDA reviews an NDA to determine whether the product is safe and effective for its intended use and reviews a BLA to determine whether the product is safe, pure, and potent, and in each case, whether the product candidate is being manufactured in accordance with cGMP. The testing, submission, and approval process requires substantial time, effort, and financial resources, including substantial application user fees and annual product and establishment user fees. There can be no assurance that any approval will be granted for any product at any time, according to any schedule, or at all. The FDA may refuse to accept or approve an application if it determines those applicable regulatory criteria are not satisfied. The FDA may also require additional testing for safety and efficacy. Even, if regulatory approval is granted, the approval will be limited to specific indications. There can be no assurance that any of our current product candidates will receive regulatory approvals for marketing or, if approved, that approval will be for any or all of the indications that we request.

The FDA has agreed to certain performance goals in the review of NDAs and BLAs. The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the NDA/BLA is accepted for filing, most standard reviews applications are completed within ten months of filing; most priority review applications are reviewed within six months of filing. Priority reviews are applied to a product candidate that the FDA determines has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

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

FDA Regulations Specific to Gene-Based Products

The FDA regulates gene-based products as biological products. Biological products intended for therapeutic use may be regulated by either the Center for Biologics Evaluation & Research (“CBER”) or the Center for Drug Evaluation & Research (“CDER”). Gene-based products are subject to extensive regulation under the FDCA, the PHSA, and their implementing regulations. Each clinical trial of investigational gene therapies must be reviewed and approved by the Institutional Biosafety Committee (“IBC”) for each clinical site if they receive any funding whatsoever from the National Institutes of Health (“NIH”). IBCs were established under NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules (“NIH Guidelines”) to provide local review and oversight of nearly all forms of research utilizing recombinant or synthetic nucleic acid molecules. The IBC assesses biosafety issues, specifically, safety practices and containment procedures, related to the investigational product and clinical study. Compliance with the NIH Guidelines is mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA, however many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Such trials remain subject to FDA and other clinical trial regulations, and only after FDA, IBC, and other relevant approvals are in place can these protocols proceed.

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

After a BLA is approved, the biological product may be subject to official lot release as a condition of approval. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of products to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA may also perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer.

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

A sponsor may seek FDA designation of a product candidate as a “breakthrough therapy” if the product candidate is intended, alone or in combination with one or more other therapeutics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. A request for Breakthrough Therapy designation should be submitted concurrently with, or as an amendment to, an IND, but ideally no later than the end of Phase II. Drugs designated as breakthrough therapies are also eligible for accelerated approval and receive the same benefits as drugs with Fast Track designation. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy. Fast Track and breakthrough therapy designations may also be rescinded if the product candidate does not continue to meet the designation criteria. Fast Track designation, priority review, accelerated approval, and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process.

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

FDA regulations prohibit the promotion of an investigational product for an unapproved use. The FDA distinguishes impermissible promotion of an investigational product from the permissible exchange of scientific and medical information among healthcare professionals, which may include company-sponsored scientific and educational activities. The FDA has issued Warning Letters and untitled letters to sponsors and clinical investigators who have claimed, directly or indirectly, that an investigational product is safe and effective for its intended use.

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

●	The federal Anti-Kickback Statute prohibits among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Violations are subject to significant civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.

●	The federal civil and criminal false claims laws, including the civil False Claims Act, or FCA, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using, or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs.

●	The federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer or remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies.

●	The Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for knowingly and willfully executing a scheme, or attempting to execute a scheme, to defraud any healthcare benefit program, including private payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, or falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services.

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, imposes, among other things, specified requirements on covered entities and their business associates relating to the privacy and security of individually identifiable health information including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates in some cases, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

●	The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act (“ACA”), as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. In addition, many states also require reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts. Effective January 1, 2022, these reporting obligations extend to include transfers of value made in the previous year to certain non-physician providers such as physician assistants and nurse practitioners.

●	Federal consumer protection and unfair competition laws broadly regulate marketplace activities and activities that potentially harm consumers.

●	Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers and restrict marketing practices or require disclosure of marketing expenditures and pricing information; and state and foreign laws that govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts.

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

In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of health-related and other personal information. For example, following the enactment of the California Consumer Privacy Act of 2018 (the “CCPA”), other state laws have established a broad range of privacy obligations for businesses, including robust notice, opt-out choice from selling or sharing personal information, access, portability, deletion, and related obligations. CCPA primarily vested enforcement authority in the California Attorney General, which includes injunctions and civil penalties of up to $7,500 per violation. It also included a private right of action for data breaches, with statutory damages of up to $750 per consumer per incident, for situations involving unauthorized access to nonencrypted and nonredacted sensitive personal information within the meaning of California’s existing breach notification and data security statute. Subsequently, California amended CCPA by enacting by the California Consumer Privacy Rights Act, Virginia enacted the Virginia Consumer Data Protection Act, and Colorado enacted the Colorado Privacy Act. While many of these statutes exempt protected health information that is subject to HIPAA and clinical trial regulations, these statutes mark the beginning of a trend toward more stringent state privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area, or EEA, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers on data subjects the right to lodge complaints with supervisory authorities, and seek certain judicial review for violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR increases our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we are required to put in place additional mechanisms to ensure compliance with the GDPR, including additional requirements imposed by individual countries. Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, has created new requirements with regard to its data protection regulation, including standard contractual clauses for the transfers of data to and from the United Kingdom.

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

Current and future healthcare reform legislation

In the U.S. and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. For example, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

Also, in March 2010, the U.S. Congress enacted the ACA, which, among other things, includes changes to the coverage and payment for products under government health care programs. The ACA includes provisions of importance to our potential product candidates that:

●	created an annual, nondeductible fee on any entity that manufactures, or imports specified branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs;

●	expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

●	expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;

●	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

●	expanded the types of entities eligible for the 340B drug discount program;

●	established the Medicare Part D coverage gap discount program by requiring manufacturers to provide point-of-sale-discounts off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and

●	created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain provisions of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. In June 2021, the U.S. Supreme Court held that the states and individuals that brought the lawsuit challenging ACA’s individual mandate did not have standing. We will continue to evaluate the effect that the ACA has on our business. Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted.

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

On November 20, 2020, HHS Office of the Inspector General finalized a regulation with the goal of lowering prescription drug prices and out-of-pocket spending for prescription drugs. Specifically, the final rule clarifies and amends the discount safe harbor under the federal Anti-Kickback Statute with the effect that rebates paid from drug manufacturers to Medicare Part D prescription drug plan sponsors, or their pharmacy benefit managers (“PBMs”) are excluded from liability protection under the discount safe harbor. The rule also adds a new safe harbor for point-of-sale reductions in price and another that protects certain fixed-fee service arrangements between PBMs and drug manufacturers.

Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, and the 2020 Omnibus Bill, and later regulatory actions, the reductions required by the Budget Control Act of 2011 are suspended from May 1, 2020, through March 31, 2022, due to the COVID-19 pandemic. Further, it is possible that the government will take additional steps to address the COVID-19 pandemic. For example, on April 18, 2020, CMS announced that qualified health plan issuers under the ACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 because of the challenges healthcare providers are facing responding to the COVID-19 virus.

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

In the EU, before starting a clinical trial, a valid request for authorization must be submitted by the sponsor to the competent authority of the EU Member State(s) in which the sponsor plans to conduct the clinical trial, as well as to an independent national Ethics Committee. A clinical trial may commence only once the relevant Ethics Committee(s) has (have) issued a favorable opinion and the competent authority of the EU Member State(s) concerned has (have) not informed the sponsor of any grounds for non-acceptance. Failure to comply with the EU requirements may subject a company to the rejection of the request and the prohibition to start a clinical trial. Clinical trials conducted in the EU (or used for marketing authorization application in the EU) must be conducted in accordance with applicable GCP and Good Manufacturing Practice (“GMP”) rules, ICH guidelines and be consistent with ethical principles. The new EU Clinical Trial Regulation (Regulation 536/2014) came into application on January 31, 2022, seeks to harmonize the submission, assessment, and supervision processes for clinical trials in the EU and will impact the way clinical trials are conducted in the EU.

As in the U.S., no medicinal product may be placed on the EU market unless a marketing authorization has been issued. In the EU, medicinal products may be authorized either via the mutual recognition and decentralized procedure, the national procedure or the centralized procedure. The centralized procedure, which is compulsory for medicines produced by biotechnology or those medicines intended to treat AIDS, cancer, neurodegenerative disorders or diabetes and is optional for those medicines that are highly innovative, provides for the grant of a single marketing authorization that is valid for all EU Member States. Marketing authorizations granted via the centralized procedure are valid for all EU Member States. Products submitted for approval via the centralized procedure are assessed by the Committee for Medicinal Products for Human Use (the “CHMP”), a committee within the EMA. The CHMP assesses, inter alia, whether a medicine meets the necessary quality, safety and efficacy requirements and whether it has a positive risk-benefit balance. The requirements for an application dossier for a biological product contain different aspects than that of a chemical medicinal product.

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

Manufacturing is subject to extensive regulations that impose various procedural and documentation requirements, which govern record keeping, manufacturing processes and controls, personnel, quality control and quality assurance, among others. Medical product manufacturers and other entities involved in the manufacture and distribution of approved drug or biologic products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. cGMP is a regulatory standard for the production of pharmaceuticals that will be used in humans which is recognized by FDA and many foreign regulatory authorities. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain GMP compliance. We use CMOs which manufacture our product candidates under cGMP conditions. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval. The FDA has the authority to take a variety of actions to address violations, including suspending the review of a pending application; refusing to approve or withdrawing approval of a marketing application; placing a study on clinical hold; issuing warning or untitled letters; ordering a product recall; seizing product in distribution; seeking an injunction to stop manufacture and distribution of a product; seeking restitution, disgorgement of profits, and fines; and debarring a company and its executives individually from participation in any capacity in the drug approval process. The U.S. Department of Justice has the authority to criminally prosecute companies and company executives for violations of the FD&C Act and the PHS Act.

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

In addition to the rights available to us under completed or pending license agreements, we rely on our proprietary know-how and experience in the development and use of heat for medical therapies, which we seek to protect, in part, through proprietary information agreements with employees, consultants and others. There can be no assurance that these proprietary information agreements will not be breached, that we will have adequate remedies for any breach, or that these agreements, even if fully enforced, will be adequate to prevent third-party use of the Company’s proprietary technology. Please refer to Part I, Item 1A, Risk Factors of this Annual Report, including, but not limited to, “We rely on trade secret protection and other unpatented proprietary rights for important proprietary technologies, and any loss of such rights could harm our business, results of operations and financial condition.” Similarly, we cannot guarantee that technology rights licensed to us by others will not be successfully challenged or circumvented by third parties, or that the rights granted will provide us with adequate protection. Please refer to Part I, Item 1A, Risk Factors of this Annual Report, including, but not limited to, “Our business depends on license agreements with third parties to permit us to use patented technologies. The loss of any of our rights under these agreements could impair our ability to develop and market our products.”

EMPLOYEES

As of March 30, 2022, we employed 29 full-time employees. We also maintain active independent contractor relationships with various individuals, most of whom have month-to-month or annual consulting agreements. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

RECENT EVENTS

Series A and Series B Convertible Redeemable Preferred Stock Offering

On January 10, 2022, the Company entered into a Securities Purchase Agreement (the “Preferred Stock Purchase Agreement”) with several institutional investors, pursuant to which the Company agreed to issue and sell, in concurrent registered direct offerings (the “Preferred Offerings”), (i) 50,000 shares of the Company’s Series A Convertible Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), and (ii) 50,000 shares of the Company’s Series B Convertible Redeemable Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”), in each case at an offering price of $285 per share, representing a 5% original issue discount to the stated value of $300 per share, for gross proceeds of each Preferred Offering of $14.25 million, or approximately $28.50 million in the aggregate for the Preferred Offerings, before the deduction of the Placement Agent’s (as defined below) fee and offering expenses. The shares of Series A Preferred Stock will have a stated value of $300 per share and are convertible, at a conversion price of $13.65 per share, into 1,098,901 shares of common stock (subject in certain circumstances to adjustments). The shares of Series B Preferred Stock will have a stated value of $300 per share and are convertible, at a conversion price of $15.00 per share, into 1,000,000 shares of common stock (subject in certain circumstances to adjustments). The closing of the Preferred Offerings occurred on January 13, 2022.

On March 3, 2022, the Company redeemed for cash at a price equal to 105% of the $300 stated value per share all of its 50,000 outstanding shares of Series A Preferred Stock and its 50,000 outstanding shares of Series B Preferred Stock. As a result, all shares of the Preferred Stock have been retired and are no longer outstanding and Celsion’s only class of outstanding stock is its common stock. Each share of common stock entitles the holder to one vote.

Reverse Stock Split

On February 28, 2022, the Company effected a 15-for-1 reverse stock split of its common stock which was made effective for trading purposes as of the commencement of trading on March 1, 2022. On February 28, 2022, each 15 shares of issued and outstanding common stock and equivalents was consolidated into one share of common stock. All shares have been restated to reflect the effects of the 15-for-1 reverse stock split. In addition, at the market open on March 1, 2022, the Company’s common stock started trading under a new CUSIP number 15117N602 although the Company’s ticker symbol, CLSN, remained unchanged. See Note 10 to the consolidated financial statements included in this Annual Report (the “Financial Statements”). The reverse stock split was previously approved by the Company’s stockholders at the 2022 Special Meeting held on February 24, 2022, and the Company subsequently filed a Certificate of Amendment to its Certificate of Incorporation to effect the stock consolidation. All shares have been restated in this Annual Report to reflect the effectiveness of the reverse stock split.

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

Since our inception, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $333 million at December 31, 2021. For the years ended December 31, 2021 and 2020, we incurred net losses of $20.8 million and $21.5 million, respectively. We currently have no product revenue and do not expect to generate any product revenue for the foreseeable future. Because we are committed to continuing our product research, development, clinical trial and commercialization programs, we will continue to incur significant operating losses unless and until we complete the development of GEN-1 and other new product candidates and these product candidates have been clinically tested, approved by the U.S. FDA and successfully marketed. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, us or our collaborators successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we or our collaborators are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

On January 31, 2013, we announced that ThermoDox® in combination with RFA failed to meet the primary endpoint of the Phase III clinical trial for primary liver cancer, known as the HEAT study. On July 13, 2020, the Company announced that it received a recommendation from the independent DMC to consider stopping the global Phase III OPTIMA Study of ThermoDox® in combination with RFA for the treatment of HCC, or primary liver cancer. The recommendation was made following the second pre-planned interim safety and efficacy analysis by the DMC on July 9, 2020. The DMC’s analysis found that the pre-specified boundary for stopping the trial for futility of 0.900 was crossed with an actual value of 0.903. The Company followed the advice of the DMC and considered its options to either stop the study or continue to follow patients after a thorough review of the data, and an evaluation of the probability of success. On February 11, 2021, the Company issued a letter to shareholders stating the Company was notifying all clinical sites to discontinue following patients in the OPTIMA Study.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the year ended December 31, 2021, we incurred a net loss of $20.8 million. We have incurred approximately $333 million of cumulative net losses. As of December 31, 2021, we had cash and cash equivalents, short-term investments, interest receivable, net proceeds on the sale of net operating losses and restricted money market investments of $56.9 million.

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

In January 2020, the WHO declared COVID-19 a global pandemic, and the U.S. Department of Health and Human Services declared a public health emergency to aid the U.S. healthcare community in responding to COVID-19. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, and significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic impacts of the pandemic has introduced significant volatility in the financial markets. The Company did not observe significant impacts on its business or results of operations for the year ended December 31, 2021 due to the global emergence of COVID-19. While the extent to which COVID-19 impacts the Company’s future results will depend on future developments, the pandemic and associated economic impacts could result in a material impact to the Company’s future financial condition, results of operations and cash flows.

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

The regulatory approval process for novel product candidates such as ours can be significantly more expensive and take longer than for other, better known or more extensively studied product candidates. Limited data exist regarding the safety and efficacy of DNA-based therapeutics compared with conventional therapeutics, and government regulation of DNA-based therapeutics is evolving. Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Cellular, Tissue and Gene Therapies within CBER, to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the U.S. or the European Union or how long it will take to commercialize our product candidates.

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

We do not independently conduct clinical trials for our drug candidates. We rely, and expect to continue to rely, on third-party clinical investigators, clinical research organizations (“CROs”), clinical data management organizations and consultants to design, conduct, supervise and monitor our clinical trials.

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

The regulatory authorities also may, at any time following approval of a product for sale, audit the manufacturing facilities of our third-party manufacturers. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or our third-party manufacturers to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a manufacturing facility. Any such remedial measures imposed upon third parties with whom we contract could materially harm our business.

If we or any of our third-party manufacturers or testing contractors fail to maintain regulatory compliance, this could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing our products successfully. Furthermore, if our suppliers fail to meet contractual requirements, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed, or we could lose potential revenue. In the event that any of our suppliers or manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all.

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

Some of the provisions of the ACA have yet to be fully implemented and there have been challenges to certain provision to the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. In June 2021, the U.S. Supreme Court held that the states and individuals that brought the lawsuit challenging ACA’s individual mandate did not have standing. The Company will continue to evaluate the effect that ACA has on our business.

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

Since we conduct clinical trials in the European Economic Area (“EEA”), we are subject to additional European data-privacy laws. The General Data Protection Regulation, (EU) 2016/679 (“GDPR”) became effective on May 25, 2018, and deals with the processing of personal data and on the free movement of such data. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers on data subjects the right to lodge complaints with supervisory authorities, and seek certain judicial review for violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR increases our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we are required to put in place additional mechanisms to ensure compliance with the GDPR, including additional requirements imposed by individual countries.

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

We or the third parties upon whom we depend on may be adversely affected by earthquakes, global pandemics, climate change or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster, including earthquakes or other natural disasters.

Our current operations are located in our facilities in Lawrenceville, New Jersey. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, climate change, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes or other natural disasters could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. Please see the risk factor titled “The outbreak, severity and duration of the novel coronavirus disease, COVID-19, pandemic could adversely impact our business, including our preclinical studies and clinical trials” for information regarding the COVID-19 pandemic.

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

The closing price of our common stock as reported on NASDAQ had a high price of $78.90 and a low price of $7.05 in the 52-week period ended December 31, 2020, a high price of $42.15 and a low price of $8.28 in the 52-week period ended December 31, 2020, and a high price of $9.00 and a low price of $4.58 from January 1, 2022 through March 30, 2022.

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

On December 2, 2021, we received notice from The Nasdaq Stock Market (“Nasdaq”) that the closing bid price for our common stock had been below $1.00 per share for the previous 30 consecutive business days, and that we are therefore not in compliance with the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Rule”). Nasdaq’s notice had no immediate effect on the listing or trading of our common stock on The Nasdaq Capital Market. The notice indicated that we would have 180 calendar days, until May 31, 2022, to regain compliance with this requirement. To regain compliance with the $1.00 minimum bid listing requirement, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during the 180-day compliance period. On March 15, 2022, the Company received written notice from the Listing Qualifications Staff of Nasdaq notifying the Company that, for the previous 10 consecutive business days, from March 1, 2022 to March 14, 2022, the closing bid price for the Company’s common stock was $1.00 per share or greater. Accordingly, the written notice stated that the Company has regained compliance with the minimum bid price listing requirement set forth under the Rule. If in the future we are unable to comply with one or more of the Nasdaq listing standards, we could receive a notice of non-compliance and, if we are not able to regain compliance within the requisite time period, Nasdaq could take action to delist us.

Future sales of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 30, 2022, we had 5,770,516 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, all of the shares of common stock issuable upon exercise of warrants will be freely tradable without restriction or further registration upon issuance.

Our stockholders may experience significant dilution as a result of future equity offerings or issuances and exercise of outstanding options and warrants.

In order to raise additional capital or pursue strategic transactions, we may in the future offer, issue or sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock, including the issuance of common stock in relation to the achievement, if any, of milestones triggering our payment of earn-out consideration in connection with the EGEN acquisition. Our stockholders may experience significant dilution as a result of future equity offerings or issuances. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders. As of March 30, 2022, we have the following number of securities convertible into, or allowing the purchase of, our common stock, including 168,519 shares of common stock issuable upon exercise of warrants outstanding, 753,033 options to purchase shares of our common stock and restricted stock awards outstanding, and 202,859 shares of common stock reserved for future issuance under our stock incentive plan.

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

On December 22, 2017, the then President of the U.S. signed into law the Tax Reform Act. The Tax Reform Act significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a quasi-territorial tax system, providing a one-time transition toll charge on foreign earnings, creating a new limitation on the deductibility of interest expenses and modifying the limitation on officer compensation. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. We currently have significant net operating losses (“NOLs”) that may be used to offset future taxable income. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. During 2021, 2020 and years prior, we performed analyses to determine if there were changes in ownership, as defined by Section 382 of the Internal Revenue Code that would limit our ability to utilize certain net operating loss and tax credit carry forwards. We determined we experienced ownership changes, as defined by Section 382, in connection with certain common stock offerings in 2011, 2013, 2015, 2017, 2018, 2020 and 2021. As a result, the utilization of our federal tax net operating loss carry-forwards generated prior to the ownership changes is limited. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, which would significantly limit our ability to utilize NOLs to offset future taxable income. Future changes in tax laws could also impair our corporate tax rate and/or our ability to utilize our NOLs.

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

In connection with the Asset Purchase Agreement with EGEN in June 2014, we assumed the existing lease with another landlord for an 11,500 square foot premises located in Huntsville, Alabama. In January 2018, we entered into a new 60-month lease agreement for 9,049 square feet with rent payments of approximately $18,100 per month. On June 9, 2021, the Company and the Huntsville landlord entered into a 22-month lease, as amended on July 2021, for an additional 2,197 square foot premises with rent payments of approximately $5,500 per month.

Following is a table of future payments and maturity of our operating lease liabilities as of December 31, 2021:

For the year ending December 31,
2022	$601,495
2023	238,609
2024 and thereafter	-
Subtotal future lease payments	840,104
Less imputed interest	(60,485)
Total lease liabilities	$779,619

Weighted average remaining life	1.45 years

Weighted average discount rate	9.98%

For 2021, operating lease expense was $560,513 and cash paid for operating leases included in operating cash flows was $568,269. For 2020, operating lease expense was $522,380 and cash paid for operating leases included in operating cash flows was $525,809.

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

In August 2021, a complaint regarding a corporate books and records demand was filed against the Company in the Court of Chancery of the State of Delaware, captioned Pacheco v. Celsion Corporation, Case No. 2021-0705. The plaintiff alleges he is entitled to inspect the Company’s books and records concerning the OPTIMA Study and other materials. The Company believes that the scope of the demand is without merit and intends to defend it vigorously. Due to the early stage of the case neither the likelihood that a loss, if any, will be realized, nor an estimate of possible loss or range of loss, if any, can be determined.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Our common stock trades on The Nasdaq Capital Market under the symbol “CLSN”.

Record Holders

As of March 30, 2022, there were approximately 54,000 stockholders of record of our common stock. The actual number of stockholders may be greater than this number of record stockholders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of stockholders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter-Equity Compensation Plan Information of this Annual Report.

Unregistered Sales of Equity Securities

In March 2022, the Company redeemed all of Series A Preferred Stock and Series B Preferred Stock issued in January 2021. See Note 10 to the Financial Statements.

Issuer Purchases of Equity Securities

In March 2022, the Company redeemed all of Series A Preferred Stock and Series B Preferred Stock issued in January 2021. See Note 10 to the Financial Statements.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with the Financial Statements and related notes thereto included in this Annual Report. The following discussion contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These statements are based on the Company’s beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause actual results to differ materially from anticipated results. Factors that could cause or contribute to such differences include those described under “Part I, Item 1A - Risk Factors” appearing in this Annual Report and factors described in other cautionary statements, cautionary language and risk factors set forth in other documents that the Company files with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Celsion Corporation (“Celsion” and the “Company”) is a fully integrated, clinical stage biotechnology company focused on advancing a portfolio of innovative treatments including DNA-based immunotherapies, next generation vaccines and directed chemotherapies through clinical trials and eventual commercialization. The Company’s product pipeline includes GEN-1, a DNA-based immunotherapy for the localized treatment of ovarian cancer, and ThermoDox®, a proprietary heat-activated liposomal encapsulation of doxorubicin, currently under investigator-sponsored development for several cancer indications. Celsion has two feasibility stage platform technologies for the development of novel nucleic acid-based immunotherapies and next generation vaccines and other anti-cancer DNA or RNA therapies. Both are novel synthetic, non-viral vectors with demonstrated capability in nucleic acid cellular transfection.

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

We believe that TheraPlas has emerged as a viable alternative to current approaches due to several distinguishing characteristics such as strong molecular versatility that may allow for complex modifications to potentially improve activity and safety with little difficulty. The biocompatibility of these polymers reduces the risk of adverse immune response, thus allowing for repeated administration. Compared to naked DNA or cationic lipids, TheraPlas is generally safer, more efficient, and cost effective. We believe that these advantages place Celsion in a position to capitalize on this technology platform.

Ovarian Cancer Overview

Ovarian cancer is the most lethal of gynecological malignancies among women with an overall five-year survival rate of 45%. This poor outcome is due in part to the lack of effective prevention and early detection strategies. There were approximately 20,000 new cases of ovarian cancer in the U.S. in 2021 with an estimated 13,000 deaths. Mortality rates for ovarian cancer declined very little in the last forty years due to the unavailability of detection tests and improved treatments. Most women with ovarian cancer are not diagnosed until Stages III or IV, when the disease has spread outside the pelvis to the abdomen and areas beyond causing swelling and pain, where the five-year survival rates are 25 - 41 percent and 11 percent, respectively. First-line chemotherapy regimens are typically platinum-based combination therapies. Although this first line of treatment has an approximate 80 percent response rate, 55 to 75 percent of women will develop recurrent ovarian cancer within two years and ultimately will not respond to platinum therapy. Patients whose cancer recurs or progresses after initially responding to surgery and first-line chemotherapy have been divided into one of the two groups based on the time from completion of platinum therapy to disease recurrence or progression. This time period is referred to as platinum-free interval. The platinum-sensitive group has a platinum-free interval of longer than six months. This group generally responds to additional treatment with platinum-based therapies. The platinum-resistant group has a platinum-free interval of shorter than six months and is resistant to additional platinum-based treatments. Pegylated liposomal doxorubicin, topotecan, and Avastin are the only approved second-line therapies for platinum-resistant ovarian cancer. The overall response rate for these therapies is 10 to 20 percent with median overall survival (“OS”) of eleven to twelve months. Immunotherapy is an attractive novel approach for the treatment of ovarian cancer particularly since ovarian cancers are considered immunogenic tumors. IL-12 is one of the most active cytokines for the induction of potent anti-cancer immunity acting through the induction of T-lymphocyte and natural killer cell proliferation. The precedence for a therapeutic role of IL-12 in ovarian cancer is based on epidemiologic and preclinical data.

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

On March 2, 2019, the Company announced final, investigator assessed, progression free survival (“PFS”) results from the OVATION I Study. Median PFS in patients treated per protocol (n=14) was 21 months and was 17.1 months for the intent-to-treat (“ITT”) population (n=18) for all dose cohorts, including three patients who dropped out of the study after 13 days or less, and two patients who did not receive full NAC and GEN-1 cycles. Under the current standard of care, in women with Stage III/IV ovarian cancer undergoing NAC, their disease progresses within about 12 months on average. The results from the OVATION I Study support continued evaluation of GEN-1 based on promising tumor response, as reported in the PFS data, and the ability for surgeons to completely remove visible tumor at interval debulking surgery. GEN-1 was well tolerated, and no dose-limiting toxicities were detected. Intraperitoneal administration of GEN-1 was feasible with broad patient acceptance.

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

GEN-1 plus standard NACT produced positive dose-dependent efficacy results, with no dose-limiting toxicities, which correlates well with successful surgical outcomes as summarized below:

●	Of the 15 patients treated in the Phase I portion of the OVATION 2 Study, nine patients were treated with GEN-1 at a dose of 100 mg/m² plus NACT and six patients were treated with NACT only. All 15 patients had successful resections of their tumors, with eight out of nine patients (88%) in the GEN-1 treatment arm having an R0 resection, which indicates a microscopically margin-negative complete resection in which no gross or microscopic tumor remains in the tumor bed. Only three out of six patients (50%) in the NACT only treatment arm had a R0 resection.

●	When combining these results with the surgical resection rates observed in the Company’s prior Phase Ib dose-escalation trial (the OVATION 1 Study), a population of patients with inclusion criteria identical to the OVATION 2 Study, the data reflect the strong dose-dependent efficacy of adding GEN-1 to the current standard of care NACT:

		% of Patients with R0 Resections
0, 36, 47 mg/m² of GEN-1 plus NACT	N = 12	42%
61, 79, 100 mg/m² of GEN-1 plus NACT	N = 17	82%

●	The ORR as measured by Response Evaluation Criteria in Solid Tumors (RECIST) criteria for the 0, 36, 47 mg/m² dose GEN-1 patients were comparable, as expected, to the higher (61, 79, 100 mg/m²) dose GEN-1 patients, with both groups demonstrating an approximate 80% ORR.

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

On July 27, 2020, the Company announced the randomization of the first two patients in the Phase II portion of the OVATION 2 Study with GEN-1 in advanced ovarian cancer. The Company anticipates completing enrollment of up to 110 patients in the second half of 2022. Because this is an open-label study, the Company intends to provide clinical updates throughout the course of treatment including response rates and surgical resection scores.

In February 2021, the Company announced that it has received Fast Track designation from the FDA for GEN-1, its DNA-mediated IL-12 immunotherapy currently in Phase II development for the treatment of advanced ovarian cancer and also provided an update on the OVATION 2 Study. The Company reported that approximately one-third, or 34 patients, of the anticipated 110 patients had been enrolled into the OVATION 2 Study, of which 20 are in the treatment arm and 14 are in the control. Of the 34 patients enrolled in the trial, 27 patients have had their interval debulking surgery with the following results:

●	80% of patients treated with GEN-1 had a R0 resection, which indicates a microscopically margin-negative complete resection in which no gross or microscopic tumor remains in the tumor bed.
●	58% of patients in the control arm had an R0 resection.
●	This interim data represents a 38% improvement in R0 resection rates for GEN-1 patients compared with control arm patients and is consistent with the reported improvement in resection scores noted in the encouraging Phase I OVATION I Study, the manuscript of which has been submitted for peer review publication.

In February 2022, the Company announced that following a pre-planned interim safety review of 81 as treated patients randomized in the OVATION 2 Study, the Data Safety Monitoring Board (DSMB) unanimously recommended that the OVATION 2 Study continue treating patients with the dose of 100 mg/m2. The DSMB also determined that safety is satisfactory with an acceptable risk/benefit, and that patients tolerate GEN-1 during a course of treatment that lasts up to six months. No dose-limiting toxicities were reported.

The Company also announced that over 75% of the projected 110 patients have been enrolled in the OVATION 2 Study. Interim clinical data from the first 39 patients who have undergone interval debulking surgery showed that the GEN-1 treatment arm is showing a 27% improvement in R0 surgical resection rate over the control arm.

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

COVID-19 Vaccine Overview

Emerging data from the recent literature indicates that the quality of the immune response as opposed to its absolute magnitude is what dictates SARS-CoV-2 viral clearance and recovery and that an ineffective or non-neutralizing enhanced antibody response might actually exacerbate disease. The first-generation COVID-19 vaccines were developed for rapid production and deployment and were not optimized for generating cellular responses that result in effective viral clearance. Though early data has indicated some of these vaccines to be over 95% effective, these first-generation vaccines were primarily designed to generate a strong antibody response and, while they have been shown to provide prophylactic protection against disease, the durability of this protection is currently unclear. Most of these vaccines have been specifically developed to target the SARS-CoV-2 Spike (S) protein (antigen), though it is known that restricting a vaccine to a sole viral antigen creates selection pressure that can serve to facilitate the emergence of viral resistance. Indeed, even prior to full vaccine rollout, it has been observed that the S protein is a locus for rapid evolutionary and functional change as evidenced by the D614G, Y453F, 501Y.V2, and VUI-202012/01 mutations/deletions. This propensity for mutation of the S protein leads to future risk of efficacy reduction over time as these mutations accumulate.

Our Next Generation Vaccine Initiative

Celsion’s vaccine candidate comprises a single plasmid vector containing the DNA sequence encoding multiple SARS-CoV-2 antigens. Delivery will be evaluated intramuscularly, intradermally, or subcutaneously with a non-viral synthetic DNA delivery carrier that facilitates vector delivery into the cells of the injected tissue and has potential immune adjuvant properties. Unique designs and formulations of Celsion vaccine candidates may offer several potential key advantages. The synthetic polymeric DNA carrier is an important component of the vaccine composition as it has the potential to facilitate the vaccine immunogenicity by improving vector delivery and, due to potential adjuvant properties, attract professional immune cells to the site of vaccine delivery.

Future vaccine technology will need to address viral mutations and the challenges of efficient manufacturing, distribution, and storage. We believe an adaptation of our TheraPlas technology, PLACCINE, has the potential to meet these challenges. Our approach is described in our provisional patent filing and is summarized as a DNA vaccine technology platform characterized by a single plasmid DNA with multiple coding regions. The plasmid vector is designed to express multiple pathogen antigens. It is delivered via a synthetic delivery system and has the potential to be easily modified to create vaccines against a multitude of infectious diseases, addressing:

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

On January 31, 2022, the Company announced it had engaged BIOQUAL, Inc., a preclinical testing contract research organization, to conduct a non-human primate (NHP) challenge study with Celsion’s DNA-based approach for a SARS-CoV-2 vaccine. The NHP pilot study follows the generation of encouraging mouse data and will evaluate the Company’s lead vaccine formulations for safety, immunogenicity and protection against SARS-CoV-2. In completed preclinical studies, Celsion demonstrated safe and efficient immune responses including IgG response, neutralizing antibodies and T-cell responses that parallel the activity of commercial vaccines following intramuscular (IM) administration of novel vaccine compositions expressing a single viral antigen. In addition, vector development has shown promise of neutralizing activity against a range of SARS-CoV-2 variants. Celsion’s novel DNA-based vaccines have been based on a simple intramuscular injection that does not require viral encapsulation or special equipment for administration.

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

Investigator sponsored THERMODOX® for the Treatment of Various Cancers

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

●	Celsion engaged a global biometrics contract research organization, with forensic statistical analysis capability that specializes in data management, statistical consulting, statistical analysis and data sciences, with particular expertise in evaluating unusual data from clinical trials and experience with associated regulatory issues. The primary objective of the CRO’s work was to determine the basis and reasoning behind continuing to follow patients for survival, and if there were outside influences that may have impacted the forecast of futility.

●	In parallel, the Company submitted all OPTIMA Study clinical trial data to the National Institutes of Health (NIH) with the expectation of receiving a report on the following:

	○	A Cox Regression Analysis for single solitary lesions including minimum burn time per tumor volume, evaluating similarities to the hypothesis generated from the NIH paper published in the Journal of Vascular and Interventional Radiology, in which the key finding was that increased RFA heating time per tumor volume significantly improved OS in patients with single lesion HCC who were treated with RFA plus ThermoDox®, compared with patients treated with RFA alone.
	○	A site-by-site evaluation for RFA heating time-based anomalies that may have contributed to the treatment arm performance.
	○	An image-based evaluation comparing results from the OPTIMA Study to the data from the HEAT Study that led to the RFA heating time hypothesis.

On February 11, 2021, the Company provided a final update on the Phase III OPTIMA Study and the decision to stop following patients in the Study. Independent analyses conducted by a global biometrics contract research organization and the NIH, did not find any evidence of significance or factors that would justify continuing to follow patients for OS. Therefore, the Company notified all clinical sites to discontinue following patients. The OPTIMA Study database of 556 patients is now be frozen at 185 patient deaths. While the analyses did identify certain patient subgroups that appear to have had a clinical benefit, the Company concluded that it would not be in its best interest to pursue these retrospective findings as the regulatory hurdles supporting further discussion will be significant.

Investigator-Sponsored Studies with ThermoDox®

Celsion continues working closely and supporting investigations by others throughout the world in breast cancer, pancreatic cancer and in solid tumors in children. Following inquiries from the NIH, we renewed our Cooperative Research and Development Agreement (CRADA) with the Institute at a nominal cost, one goal of which is to pursue their interest in a study of ThermoDox® to treat patients with bladder cancer. Importantly, Celsion is developing a business model to support these investigator-sponsored studies in a manner that will not interfere with the Company’s focus on our GEN-1 program and vaccine development initiative.

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

Business Plan

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the U.S. Food and Drug Administration. The Company has not generated significant revenue and has incurred significant net losses in each year since our inception. As of December 31, 2021, the Company has incurred approximately $333 million of cumulative net losses and had approximately $56.9 million in cash and cash equivalents, short-term investments, interest receivable, net proceeds on the sale of net operating losses and restricted cash. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

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

In January 2020, the WHO declared an outbreak of coronavirus, COVID-19, to be a “Public Health Emergency of International Concern,” and the U.S. Department of Health and Human Services declared a public health emergency to aid the U.S. healthcare community in responding to COVID-19. This virus has spread to over 200 countries, including the U.S. Governments and businesses around the world took unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibited many employees from going to work. Uncertainty with respect to the economic impacts of the pandemic introduced significant volatility in the financial markets. The Company did not observe significant impacts on its business or results of operations during 2021 or 2020 due to the global emergence of COVID-19. While the extent to which COVID-19 impacts the Company’s future results will depend on future developments, the pandemic and associated economic impacts could result in a material impact to the Company’s future financial condition, results of operations and cash flows.

The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the U.S. and worldwide resulting from the ongoing COVID-19 pandemic and the Russian invasion of Ukraine. These disruptions may also disrupt the clinical trials process and enrollment of patients. This may delay commercialization efforts. The Company continues to monitor its operating activities in light of these events, and it is reasonably possible that the virus could have a negative effect on the Company’s financial condition and results of operations. The specific impact, if any, is not readily determinable as of the date of the Financial Statements.

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

Since 2018, the Company has annually submitted applications to sell a portion of the Company’s State of New Jersey net operating losses (“New Jersey NOLs”) as part of the Technology Business Tax Certificate Program (the “NOL Program”) sponsored by The New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused New Jersey NOLs and unused research and development credits are allowed to sell these benefits to other New Jersey-based companies. In 2018 and 2019, the Company sold cumulative New Jersey NOLs from 2011 to 2018 totaling $13 million and received net proceeds of $12.2 million. As part of the NOL Program, the Company sold $1.5 million and $2.0 million of its New Jersey NOLs in 2021 and 2020, respectively. The sale of these net operating losses resulted in net proceeds to the Company of approximately $1.4 million in 2021 and $1.9 million in 2020. During 2021, the New Jersey State Legislature increased the maximum lifetime benefit per company from $15 million to $20 million, which will allow the Company to participate in this funding program in future years for up to an additional $3.4 million in New Jersey NOLs under this maximum lifetime benefit.

Financing Overview

Equity, Debt and Other Forms of Financing

Since 2018, the Company has annually submitted applications to sell a portion of the Company’s State of New Jersey net operating losses as part of the NOL Program sponsored by The New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused New Jersey NOLs and unused research and development credits are allowed to sell these benefits to other New Jersey-based companies. In 2018 and 2019, the Company sold cumulative New Jersey NOLs from 2011 to 2018 totaling $13 million and received net proceeds of $12.2 million. As part of the NOL Program, the Company sold $1.5 million and $2.0 million of its New Jersey NOLs in 2021 and 2020, respectively. The sale of these net operating losses resulted in net proceeds to the Company of approximately $1.4 million in 2021 and $1.9 million in 2020. During 2021, the New Jersey State Legislature increased the maximum lifetime benefit per company from $15 million to $20 million, which will allow the Company to participate in this funding program in future years for up to an additional $3.4 million in New Jersey NOLs under this maximum lifetime benefit.

As more fully discussed in Note 10 to the Financial Statements, during 2021, the Company raised approximately $6.9 million in gross proceeds from the use of its JonesTrading Capital on DemandTM financing facility, $35 million from a registered direct financing completed in January 2021, $15 million from a registered direct financing completed on April 5, 2021, and $1.5 million from warrant exercises. With $56.9 million in cash and cash equivalents, short-term investments, interest receivable, net proceeds on the sale of New Jersey NOLs and restricted cash, the Company believes it has sufficient capital resources to fund its operations through the end of 2024.

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

As more fully discussed in Note 8 to the Financial Statements, in June 2021, the Company entered into a $10 million loan facility with Silicon Valley Bank. The Company immediately used $6 million from this facility to retire all outstanding indebtedness with Horizon Technology Finance Corporation. The remaining $4 million under the SVB Loan Facility will be available to be drawn down up to 12 months after closing. The funding is in the form of money market secured indebtedness bearing interest at a calculated WSJ Prime-based variable rate (currently 3.25%). Payments under the loan agreement are interest only for the first 24 months after loan closing, followed by a 24-month amortization period of principal and interest through the scheduled maturity date.

In September 2018, the Company filed with the SEC a $75 million shelf registration statement on Form S-3 (the “2018 Shelf Registration Statement”) that allowed the Company to issue any combination of common stock, preferred stock or warrants to purchase common stock or preferred stock. This shelf registration was declared effective on October 12, 2018 and was fully utilized by the end of January 2021.

On March 19, 2021, the Company filed with the SEC a new $100 million shelf registration statement on Form S-3 (the “2021 Registration Statement”) that allows the Company to issue any combination of common stock, preferred stock or warrants to purchase common stock or preferred stock. This shelf registration was declared effective on March 30, 2021.

During 2020 and 2021 we issued a total of 4.2 million shares of common stock as discussed below for an aggregate $83.2 million in gross proceeds.

●	On December 4, 2018, the Company entered into the Capital on Demand Agreement with JonesTrading, pursuant to which the Company may offer and sell, from time to time, through JonesTrading shares of Common Stock having an aggregate offering price of up to $16.0 million. During 2020, the Company sold and issued an aggregate of 0.3 million shares under the Capital on Demand Agreement, receiving approximately $6.2 million in gross proceeds. During 2021, the Company sold 0.5 million shares under the Capital on Demand Agreement, receiving approximately $6.9 million in gross proceeds under the Capital on Demand Agreement.

●	On February 27, 2020, we entered into a Securities Purchase Agreement (the “February 2020 Purchase Agreement”) with several institutional investors, pursuant to which we agreed to issue and sell, in a registered direct offering (the “February 2020 Offering”), an aggregate of 304,761 shares (the “Shares”) of our common stock at an offering price of $15.75 per Share for gross proceeds of approximately $4.8 million before the deduction of the Placement Agent fees and offering expenses. The February 2020 Purchase Agreement contained customary representations, warranties and agreements by the Company and customary conditions to closing. In a concurrent private placement, the Company issued to the investors that participated in the February 2020 Offering, for no additional consideration, warrants, to purchase up to 198,095 shares of Common Stock (the “Original Warrants”). The Original Warrants were initially exercisable six months following their date of issue and were set to expire on the five-year anniversary of such initial exercise date. The Original Warrants had an exercise price of $17.25 per share subject to adjustment as provided therein. On March 12, 2020, the Company entered into private exchange agreements (the “Exchange Agreements”) with holders of the Original Warrants. Pursuant to the Exchange Agreements, in return for a higher exercise price of $18.60 per share of Common Stock, the Company issued new warrants to the investors to purchase up to 213,333 shares of Common Stock (the “Exchange Warrants”) in exchange for the Original Warrants. The Exchange Warrants, like the Original Warrants, are initially exercisable six months following their issuance (the “Initial Exercise Date”) and expire on the five-year anniversary of their Initial Exercise Date. Other than having a higher exercise price, different issue date, Initial Exercise Date and expiration date, the terms of the Exchange Warrants are identical to those of the Original Warrants. On July 31, 2020, the Company filed a Form S-3 Registration Statement to register the shares of Common Stock issuable under the Exchange Warrants; the Registration Statement was declared effective by the SEC on August 13, 2020. No Exchange Warrants were exercised during 2020. During 2021, the Company has issued 81,111 shares pursuant to investors exercising Exchange Warrants, receiving approximately $1.5 million.

●	On June 22, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc. (the “Underwriter”), relating to the issuance and sale (the “Underwritten Offering”) of 177,777 shares of the Company’s common stock. Pursuant to the terms of the Underwriting Agreement, the Underwriter agreed to purchase the shares at a price of $52.3125 per share. The Underwriter offered the shares at a public offering price of $56.25 per share, reflecting an underwriting discount equal to $3.9375, or 7.0% of the public offering price. The net proceeds to the Company from the Underwritten Offering, after deducting the underwriting discount and estimated offering expenses payable by the Company, were approximately $9.1 million.

●	On September 8, 2020, the Company entered into a purchase agreement (the “LPC Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right to sell to Lincoln Park up to $26.0 million of shares of the Company’s common stock at the Company’s discretion as described below. During 2020, the Company sold and issued an aggregate of 218,854 shares, including 29,188 commitment shares provided to Lincoln Park, under the LPC Purchase Agreement, receiving approximately $2.2 million in gross proceeds. On January 21, 2021, the Company terminated the LPC Purchase Agreement. The Company did not sell any shares under the LPC Purchase Agreement in 2021.

●	On January 22, 2021, the Company entered into a Securities Purchase Agreement (the “January 2021 Purchase Agreement”) with several institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “January 2021 Offering”), an aggregate of 1,728,395 shares of the Company’s common stock at an offering price of $20.25 per share for gross proceeds of approximately $35 million before the deduction of the January 2021 Placement Agents (as defined below) fee and offering expenses. The January 2021 Purchase Agreement contains customary representations, warranties and agreements by the Company and customary conditions to closing. The closing of the January 2021 Offering occurred on January 26, 2021. In connection with the January 2021 Offering, the Company entered into a placement agent agreement with A.G.P./Alliance Global Partners (“AGP” and together with Brookline Capital Markets, the “January 2021 Placement Agents”) pursuant to which the Company agreed to pay the January 2021 Placement Agents a cash fee equal to 7% of the aggregate gross proceeds raised from the sale of the securities sold in the January 2021 Offering and reimburse the January 2021 Placement Agents for certain of their expenses in an amount not to exceed $82,500.

●

On March 31, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 Purchase Agreement”) with several institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “March 2021 Offering”), an aggregate of 769,230 shares of the Company’s common stock, at an offering price of $19.50 per share for gross proceeds of approximately $15 million before the deduction of the placement agents fee and offering expenses. The shares were offered by the Company pursuant to the 2021 Registration Statement. The closing of the offering occurred on April 5, 2021.

In connection with the March 2021 Offering, the Company entered into a placement agent agreement with AGP, as lead placement agent (together with JonesTrading Institutional Services LLC and Brookline Capital Markets, a division of Arcadia Securities, LLC, serving as co-placement agents, the “March 2021 Placement Agents”), pursuant to which the Company agreed to pay the March 2021 Placement Agents an aggregate cash fee equal to 7% of the aggregate gross proceeds raised from the sale of the securities sold in the offering and reimburse the Placement Agents for certain of their expenses in an amount not to exceed $82,500.

●	In 2019, Company, entered into the 2019 Aspire Purchase Agreement with Aspire Capital. Pursuant to the 2019 Aspire Purchase Agreement, Aspire Capital was committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 24-month term of the 2019 Aspire Purchase Agreement. On March 5, 2020, the Company delivered notice to Aspire Capital terminating the 2019 Aspire Purchase Agreement effective as of March 6, 2020. During the first quarter of 2020, the Company sold 66,666 million shares of common stock under the 2019 Aspire Purchase Agreement and received $1.6 million in gross proceeds.

●

On January 10, 2022, the Company entered into the Preferred Stock Purchase Agreement with several institutional investors, pursuant to which the Company agreed to issue and sell, in the Preferred Offerings, (i) 50,000 shares of Series A Preferred Stock, and (ii) 50,000 shares of Series B Preferred Stock, in each case at an offering price of $285 per share, representing a 5% original issue discount to the stated value of $300 per share, for gross proceeds of each Preferred Offering of $14.25 million, or approximately $28.50 million in the aggregate for the Preferred Offerings, before the deduction of the Placement Agent’s (as defined below) fee and offering expenses. The shares of Series A Preferred Stock have a stated value of $300 per share and are convertible, at a conversion price of $13.65 per share, into 1,098,901 shares of common stock (subject in certain circumstances to adjustments). The shares of Series B Preferred Stock have a stated value of $300 per share and are convertible, at a conversion price of $15.00 per share, into 1,000,000 shares of common stock (subject in certain circumstances to adjustments). The closing of the Preferred Offerings occurred on January 13, 2022.

The Company held a special meeting of stockholders to consider an amendment (the “Amendment”) to the Company’s Certificate of Incorporation, as amended (the “Charter”), to effect a reverse stock split of the outstanding shares of common stock (“Common Stock”) by a ratio to be determined by the Board of Directors of the Company (the “Reverse Stock Split”), ranging from 7-to-1 to, 10-to-1, 12-to-1 or 15-to-1. The investors have agreed in the Purchase Agreement to not transfer, offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of the shares of the Preferred Stock until the Reverse Stock Split, to vote the shares of the Series A Preferred Stock purchased in the Preferred Offerings in favor of such Amendment and to vote the shares of the Series B Preferred Stock purchased in the Preferred Offerings in a manner that “mirrors” the proportions on which the shares of Common Stock (excluding any shares of Common Stock that are not voted) and Series A Preferred Stock are voted on the Reverse Stock Split and the Amendment.

The holder of Preferred Stock will be entitled to dividends, on an as-if converted basis, equal to dividends actually paid, if any, on shares of Common Stock. The Preferred Stock is convertible into shares of Common Stock at a rate of $13.95 per share for the Series A Preferred Stock and $15.00 per share for the Series B Preferred Stock. The conversion price can be adjusted pursuant to the Certificate of Designation. The Preferred Stock can be converted at the option of the holder at any time after the Company has received stockholder approval for the Reverse Stock Split and filed the requisite Amendment with the Delaware Secretary of State’s office to effectuate the Reverse Stock Split (the “Reverse Stock Split Date”), subject to beneficial ownership limitations set forth in the applicable Certificate of Designation. In addition, on or after the Reverse Stock Split Date, and subject to the satisfaction of certain conditions, the Company can cause the holder of the Preferred Stock to convert their shares of Preferred Stock, subject to such beneficial ownership limitations.

Each holder of the Preferred Stock has the right to cause the Company to redeem all or part of their shares of the Preferred Stock from the earlier of receipt of stockholder approval of the reverse stock split or of 90 days following the original issue date until 120 days following the original issue date, the “Redemption Date,” in cash at a redemption price equal to 105% of the stated value plus an amount equal to accumulated but unpaid dividends, if any, on such shares (whether or not earned or declared, but excluding interest on such dividends) up to, but excluding, the Redemption Date.

In connection with the Preferred Offerings, the Company entered into a placement agent agreement (the “Placement Agent Agreement”) with AGP, as placement agent pursuant to which the Company agreed to pay AGP an aggregate cash fee equal to $1,000,000 and reimburse AGP for certain of their expenses in an amount not to exceed $110,000.

On March 3, 2022, the Company redeemed for cash at a price equal to 105% of the $300 stated value per share all of its 50,000 outstanding shares of Series A Preferred Stock and its 50,000 outstanding Series B Preferred Stock. As a result, all shares of the Preferred Stock have been retired and are no longer outstanding and Celsion’s only class of outstanding stock is its common stock. Each share of common stock entitles the holder to one vote.

Please refer to Note 2 to our Financial Statements. Also refer to Part I, Item 1A, Risk Factors, in this Annual Report, including, but not limited to, “We will need to raise substantial additional capital to fund our planned future operations, and we may be unable to secure such capital without dilutive financing transactions. If we are not able to raise additional capital, we may not be able to complete the development, testing and commercialization of our product candidates.”

Critical Accounting Policies and Estimates

Our financial statements, which appear at Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report have been prepared in accordance with accounting principles generally accepted in the U.S., which require that we make certain assumptions and estimates and, in connection therewith, adopt certain accounting policies. Our significant accounting policies are set forth in Note 1 to our Financial Statements. Of those policies, we believe that the policies discussed below may involve a higher degree of judgment and may be more critical to an accurate reflection of our financial condition and results of operations.

In-Process Research and Development, Other Intangible Assets and Goodwill

During 2014, the Company acquired certain assets of EGEN, Inc. As more fully described in Note 5 to our Financial Statements, the acquisition was accounted for under the acquisition method of accounting which required the Company to perform an allocation of the purchase price to the assets acquired and liabilities assumed. Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets and liabilities based on their estimated fair values as of the acquisition date.

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

We adopted Accounting Standards Codification (“ASC”) Topic 842 effective January 1, 2019 and elected to apply the available practical expedients and implement internal controls to enable the preparation of financial information on adoption. We have identified all of our leases which consist of the New Jersey corporate office lease and the Alabama lab facility lease and we estimate the adoption of this standard will result in the recognition of right-of-use assets of approximately $1.4 million, related operating lease liabilities of $1.5 million and reduced other liabilities by approximately $0.1 million on the consolidated balance sheets as of January 1, 2019 of approximately $1.5 million related to our operating lease commitments, with no material impact to the opening balance of retained earnings. See Note 15 to our Financial Statements for further discussions regarding the adoption of ASC Topic 842.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740). The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 related to the approach for intra-period tax allocation and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of this standard did not have a material impact on the Company’s Financial Statements.

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

Results of Operations

Comparison of Fiscal Year Ended December 31, 2021 and Fiscal Year Ended December 31, 2020.

For the year ended December 31, 2021, our net loss was $20.8 million compared to a net loss of $21.5 million for the year ended December 31, 2020. The Company recognized $1.4 million and $1.9 million in tax benefits from the sale of its New Jersey net operating losses under the NOL Program in each of the fourth quarters of 2021 and 2020, respectively. With $56.9 million in cash and cash equivalents, short-term investments, interest receivable, net proceeds on the sale of net operating losses and restricted cash, the Company believes it has sufficient capital resources to fund its operations through 2024.

Technology Development and Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten-year term of the agreement; therefore, we recognized revenue of $500,000 in each of the years 2021 and 2020.

Research and Development Expenses

Research and development (“R&D”) expenses decreased $0.7 million from $11.3 million in 2020 to $10.6 million in 2021. Costs associated the OVATION 2 Study were consistent at $1.3 million in 2021 and 2020. Costs associated with the OPTIMA Study decreased to $1.0 million in 2021 compared to $2.2 million in 2020. In July 2020, the Company unblinded the OPTIMA Study at the recommendation of the DMC to halt the study due to futility. Other clinical and regulatory costs were $2.6 million in 2021 compared to $2.5 million in 2020. R&D costs associated with the development of GEN-1 to support the OVATION 2 Study as well as development of the PLACCINE DNA vaccine technology platform increased to $4.3 million in 2021 compared to $3.1 million in the same period of 2020. CMC costs decreased to $1.5 million in 2021 compared to $2.1 million in the same period of 2020 due to the discontinuation of the ThermoDox® clinical development program in primary liver cancer.

General and Administrative Expenses

General and administrative expenses increased to $10.9 million in 2021 compared to $7.6 million in 2020. This increase is primarily attributable to higher non-cash stock compensation expense of approximately $1.3 million, an increase in professional fees of $1.5 million (largely legal fees to defend various suits filed after the announcement in July 2020 of the OPTIMA Phase III clinical results) and an increase in premiums for directors’ and officers’ insurance of $0.3 million in 2021 when compared to 2020.

Change in Earn-out Milestone Liability

The total aggregate purchase price for the acquisition of assets from EGEN included potential future earn-out payments contingent upon achievement of certain milestones. The difference between the aggregate $30.4 million in future earn-out payments and the $13.9 million included in the fair value of the acquisition consideration at June 20, 2014 was based on the Company’s risk-adjusted assessment of each milestone and utilizing a discount rate based on the estimated time to achieve the milestone. The milestone liability is fair valued at the end of each quarter and any change in the value is recognized in our Financial Statements.

On March 28, 2019, the Company and EGWU, Inc, entered into an amendment to the Asset Purchase Agreement discussed in Note 12 to our Financial Statements. Pursuant to the Amended Asset Purchase Agreement, payment of the earnout milestone liability related to the Ovarian Cancer Indication of $12.4 million has been modified. The Company has the option to make the payment as follows:

●	$7.0 million in cash within 10 business days of achieving the milestone; or
●	$12.4 million in cash, common stock of the Company, or a combination of either, within one year of achieving the milestone.

At December 31, 2021, the Company fair valued the earn-out milestone liability at $5.4 million and recognized a non-cash gain of $1.6 million during 2021 as a result of the change in the fair value of the earn-out milestone liability of $7.0 million at December 31, 2020. In assessing the fair value of the earnout milestone liability at December 31, 2021, the Company considered each of the settlement provisions per the Amended Asset Purchase Agreement and equally weighted the probability of a cash or cash and common stock payment.

At December 31, 2020, the Company fair valued the earn-out milestone liability at $7.0 million and recognized a non-cash charge of $1.3 million during 2020 as a result of the change in the fair value of earn-out milestone liability of $5.7 million at December 31, 2019. In assessing the fair value of the earnout milestone liability at December 31, 2020, the Company considered each of the settlement provisions per the Amended Asset Purchase Agreement and equally weighted the probability of a cash or cash and common stock payment.

Impairment of Goodwill and IPR&D

IPR&D and Goodwill are reviewed for impairment at least annually as of our third quarter ended September 30 by assessing if any events or changes in circumstances have occurred which indicate that the carrying value of the assets might not be recoverable.

As of September 30, 2021, the Company’s fair value exceeded its carrying value and as such no impairment was recognized for Goodwill through the third quarter of 2021. Due to the continuing deterioration of public capital markets in the biotech industry in 2021 and 2022 and its impact on market capitalization rates in this sector, Goodwill was reviewed for impairment as of December 31, 2021. Based on this assessment, Company concluded that Goodwill was impaired during the fourth quarter of 2021. As of December 31, 2021, the Company wrote off the $2.0 million carrying value of this asset, thereby recognizing a non-cash charge of $2.0 million in the fourth quarter of 2021. During 2020, the Company concluded Goodwill was not impaired during that period.

As of September 30, 2021, the Company assessed whether there were indicators of impairment for the Company’s IPR&D and determined that no IPR&D asset was impaired during that period. Due to the continuing deterioration of public capital markets in the biotech industry in 2021 and 2022 and its impact on market capitalization rates in this sector, IPR&D was reviewed for impairment. Having conducted a quantitative analysis of the company’s IPR&D assets, the Company concluded no IPR&D asset was impaired during that period. As more fully discussed in Note 5 to the Financial Statements, due to the continuing slowdown in investment by public capital markets in the biotech industry and its impact on market capitalization rates in this sector, the Company conducted a valuation analysis of its IPR&D for the ovarian cancer indication as of December 31, 2021. Based on this valuation analysis, the Company has concluded that it is not more likely than not that the asset is impaired as of December 31, 2021. As such, no impairment charges for IPR&D related to the ovarian cancer indication were recorded during 2021 or 2020.

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

Investment income and interest expense

Investment income was insignificant in both 2021 and 2020. In connection with the Horizon Credit Agreement, the Company incurred $0.6 million and $1.3 million in interest expense in 2021 and 2020, respectively.

As more fully discussed in Note 8 to the Financial Statements, in June 2021, the Company entered into the SVB Loan Facility with SVB. The Company immediately used $6 million from this facility to retire all outstanding indebtedness with Horizon. The remaining $4 million will be available to be drawn down up to 12 months after closing. In connection with these loan facilities, the Company incurred $0.6 million in interest expense in 2021 compared to $1.3 million during 2020. In connection with the termination of the Horizon Credit Agreement in the second quarter of 2021, the Company paid early termination and end of term charges to Horizon and recognized $0.2 million as a loss on debt extinguishment.

Income Tax Benefit

Annually, the State of New Jersey enables approved technology and biotechnology businesses with New Jersey net operating tax losses the opportunity to sell these losses through the NOL Program, thereby providing cash to companies to help fund their research and development and business operations. During 2021, the New Jersey State Legislature increased the maximum lifetime benefit per company from $15 million to $20 million, which will allow the Company to participate in this innovative funding program in future years. After the cumulative net operating loss sales through 2021, the Company has approximately $3.4 million remaining under the NOL Program.

During the fourth quarter of 2021, the Company entered into an agreement to sell the approved portion of the New Jersey NOLs applied for in 2021 for $1.4 million. At December 31, 2021, the Company evaluated the valuation reserve for its tax net operating losses associated with its New Jersey NOLs and reduced the valuation reserve and recognized $1.4 million as a deferred tax asset and an income tax benefit. The Company completed the sale of these net operating losses in February of 2022.

During the first quarter of 2021, the Company entered into an agreement to sell the approved portion of the New Jersey NOLs applied for in 2020 for approximately $1.9 million. At December 31, 2020, the Company evaluated the valuation reserve for its tax net operating losses associated with its New Jersey NOLs and reduced the valuation reserve and recognized approximately $1.9 million as a deferred income tax asset and an income tax benefit. The Company completed the sale of these net operating losses in May of 2021.

Financial Condition, Liquidity and Capital Resources

Since inception we have incurred significant losses and negative cash flows from operations. We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities and amounts received under our product licensing agreement with Yakult and our technology development agreement with Hisun. The process of developing ThermoDox®, GEN-1 and other product candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts. We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future. Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $333 million at December 31, 2021.

At December 31, 2021 we had total current assets of $51.9 million and current liabilities of $6.8 million, resulting in net working capital of $45.1 million. At December 31, 2021, we had cash and cash equivalents, short-term investments, interest receivable on short-term investments, net proceeds on the sale of net operating losses and money market investments ($6.0 million of which is restricted cash included in other assets) of $56.9 million. At December 31, 2020 we had total current assets of $18.8 million (including cash and cash equivalents of $17.2 million) and current liabilities of $6.8 million, resulting in net working capital of $12.0 million. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

Net cash used in operating activities for 2021 was $16.2 million. Our net loss of $20.7 million for 2021 included the following non-cash transactions: (i) $3.8 million in non-cash stock-based compensation expense, (ii) $2.0 million non-cash charge from the write-off of Goodwill, (iii) $0.2 million in non-cash interest expense and (iv) $1.6 non-cash benefit based on the change in the earn-out milestone liability. The $16.2 million net cash used in operating activities was funded from cash and cash equivalents, short term investments, and cash proceeds received in equity financings during 2021. At December 31, 2021, we had cash and cash equivalents, short-term investments, interest receivable on short term investments, receivable from the sale of New Jersey operating losses and money market investments ($6.0 million of which is restricted cash included in other assets) of $56.9 million. The Company believes it has sufficient capital resources to fund its operations through 2024. See Financing Overview as well as Notes 8, 9 and 10 to our Financial Statements.

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

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at December 31, 2021 by an immaterial amount. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments. As of December 31, 2021, our investments consisted of investments in government backed notes and obligations or in money market accounts and checking funds with variable market rates of interest. We believe our credit risk is immaterial.

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

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2021, which is the end of the period covered by this Annual Report, our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2021.

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

(c)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the fiscal year ended December 31, 2021, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Set forth below is certain information regarding our Company’s current directors, as well as our non-director executive officers.

NAME	AGE	POSITION(S)	CLASS

Michael H. Tardugno	71	Chairman, President and Chief Executive Officer	III
Donald P. Braun, Ph.D.	72	Director	III
Augustine Chow, Ph.D.	69	Director	I
Frederick J. Fritz	71	Director	I
Christine Pellizzari	54	Director	I
Robert W. Hooper	75	Director	II
Stacy R. Lindborg, Ph.D.	51	Director	II
Khursheed Anwer, Ph.D. MBA	62	Executive Vice President and Chief Scientific Officer
Nicholas Borys, M.D.	62	Executive Vice President and Chief Medical Officer
Jeffrey W. Church	65	Executive Vice President and Chief Financial Officer

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

Dr. Donald P. Braun. Dr. Braun was appointed to our Board of Directors in December 2015. Dr. Braun has over 35 years of research experience in oncology, cancer immunology, cancer immunotherapy, and inflammatory diseases. He is the author of more than 120 published peer-reviewed manuscripts, 25 reviews and book chapters, and co-editor of a book on the role of prostaglandins and other COX 2 metabolites in cancer patient immunity and immunotherapy. He served from 2006 to 2014 as Vice President Clinical Research and after which he served as Vice President Translational Research and Chief Science Officer at the Cancer Treatment Centers of America until his retirement in May 2016. Prior to this role, he was the Scientific Director of the Cancer Center and Professor of Medicine and Immunology at Rush Medical College in Chicago from 1978 to 1999, and the Administrative Director of the Cancer Institute and a Professor of Surgery with tenure at the Medical College of Ohio from 1999 to 2006. Dr. Braun has been appointed to and served on more than a dozen federal government and public advisory committees on oncology and immunology. He received his Ph.D. in Immunology and Microbiology from the University of Illinois at the Medical Center in Chicago. Dr. Braun has served as an advisor to numerous public agencies and private corporations concerned with cancer therapeutics and diagnostics. At the National Cancer Institute, Dr. Braun served as a member of the Experimental Therapeutics Study Section; the Small Business Innovation Grant Review Study Section; and the Experimental Therapy program for “Molecular Targets in Lung Cancer”. He served as a member of the Immunology and Immunotherapy Study Section of the American Cancer Society-National Division; as a Member of the Ohio Cancer Incidence Surveillance System; as a Member of the Biomedical Research Technology Transfer Commission for the State of Ohio; and as an advisor to the State of Arizona’s Disease Research Control Commission. Dr. Braun has also served as a consultant to numerous pharmaceutical and biotechnology companies developing cancer treatments and diagnostics including Pfizer Pharmaceuticals, Sterling Winthrop, Abbott Laboratories, Boehringer Mannheim, Serono Corporation, Biomira Inc, Centocor and Merck KGA.

Dr. Augustine Chow. Dr. Chow was appointed to our Board of Directors in March 2007. Dr. Chow is the chairman of Harmony Asset Management Limited in Hong Kong, serving in such capacity since 2015. He also serves as a director of Medifocus Inc. (TSX Venture: MFS). From 1996 to 2015, Dr. Chow was the Chief Executive Officer of Harmony Asset Limited, a Hong Kong listed investment company, and from 2008 to 2016 he served as Executive Director of Kaisun Energy Group Limited. From 1990 to 1998, Dr. Chow was the Chief Executive Officer of Allied Group of Companies based in Hong Kong which include several publicly listed companies spanning across various industries. Prior to this, Dr. Chow held a senior position with Brunswick Corporation and Outboard Marine Corporation and was responsible for all business activities in Southeast Asia and China. Dr. Chow has extensive experience in managing publicly listed companies that are involved in manufacturing, marketing and financial services and specializes in mergers and acquisitions. Dr. Chow’s qualifications include a number of Bachelors, Masters and Doctoral degrees. Among them include a MSc from London Business School and a Ph.D. in Biology from City University of Hong Kong.

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

Ms. Christine A. Pellizzari. Ms. Pellizzari was appointed to our Board of Directors in June 2021. Ms. Pellizzari joined Insmed in 2013 as General Counsel and Corporate Secretary and was named Chief Legal Officer in 2018. She has global responsibility for legal and government affairs including corporate governance, regulatory compliance, contracting, alliance management, clinical trial oversight, labor and employment, litigation management and intellectual property strategy and portfolio management. From 2007 through 2012 Ms. Pellizzari held various legal positions of increasing responsibility at Aegerion Pharmaceuticals, most recently as Executive Vice President, General Counsel and Corporate Secretary. Prior to Aegerion, Ms. Pellizzari was Senior Vice President, General Counsel and Secretary at Dendrite International, Inc., a publicly traded company that provided sales effectiveness, promotional and compliance solutions to the pharmaceutical industry. Ms. Pellizzari received a J.D. from the University of Colorado School of Law and a B.A. from the University of Massachusetts (Amherst). She is a member of Executive Women in Bio, Women Corporate Directors, National Association of Corporate Directors, Association of Corporate Counsel, Society for Corporate Governance and National Association of Stock Plan Professionals.

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

Dr. Stacy R. Lindborg. Dr. Lindborg was appointed to our Board of Directors in June 2021. Dr. Lindborg brings to Celsion more than 25 years of pharmaceutical industry experience with a particular focus on R&D, executive management and strategy. She has worked with biologics, small molecules and cell therapies to address a broad range of diseases and disorders, including multiple Orphan drug products, along with extensive experience in early-stage development having taken molecules from first in man studies into the clinic through approval and launch. Dr. Lindborg’s holds the position of Executive Vice President and Chief Development Officer at Brainstorm Cell Therapeutics, which she joined in 2020 to manage the clinical portfolio. From 2012 to 2020 she held positions of increasing responsibility at Biogen, where she worked in biostatistics and biometrics, and served as Vice President for Global Analytics and Data Sciences. Dr. Lindborg joined Eli Lilly and Company in 1996 moving through the organization to serve from 2010 to 2012 as Head of R&D Strategy with responsibility for characterizing the productivity of the portfolio and driving key R&D strategy projects including the annual R&D Long-Range Plan. Dr. Lindborg is a graduate of Baylor University where she received a Ph.D. and M.A. in statistics and a B.A. in psychology with a minor in mathematics. She has authored more than 50 abstracts, 200 presentations and 45 manuscripts that have been published in peer-reviewed journals. She serves on several industry advisory boards related to statistics and biotechnology.

Executive Officers

Mr. Michael H. Tardugno. Mr. Tardugno’s biographical information appears above under the heading “Directors”.

Khursheed Anwer, Ph.D., M.B.A. Dr. Anwer joined us in June 2014 as Executive Vice President and Chief Scientific Officer, in connection with our acquisition of all the assets of EGWU, Inc. (formerly known as Egen, Inc.), an Alabama corporation (or “EGEN”). Before joining Celsion, Dr. Anwer served as EGEN’s President and Chief Scientific Officer, a position he held since 2009. He joined EGEN in July 2002 as Vice President of Research and Development and directed EGEN’s clinical and research and development functions. Before joining EGEN, Dr. Anwer was Director of Pre-Clinical Development at Valentis, Inc. from July 2000 to June 2002. From 1993 to 1999, he served in several positions at GeneMedicine, Inc., where he led several research projects in the area of non-viral gene therapy. He has authored more than 40 publications in the area of non-viral gene therapy, resulting from his active career in research and development. Dr. Anwer holds a Ph.D. in physiology/pharmacology from Ohio University and received post-doctoral training from the University of Texas Health Science Center at Houston. Dr. Anwer also has a Master’s in Business Administration from University of Alabama.

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

●	Our Audit Committee oversees the management of financial, accounting, internal controls, disclosure controls and the engagement arrangement and regular oversight of the independent auditors.
●	Our Compensation Committee is responsible for the design and oversight of our compensation programs. Based on a review of our company-wide compensation programs, including the compensation programs for our executive officers, our Compensation Committee has concluded that these programs do not create risks that are likely to have a material adverse effect on us.
●	Our Nominating and Governance Committee periodically reviews our corporate governance practices, including the risks that those practices are intended to address. It also periodically reviews the composition of our Board of Directors to help ensure that a diversity of skills and experiences is represented by the members of our Board of Directors taking into account the stage of our growth and strategic direction.
●	Our Science and Technology Committee assists our Board of Directors in monitoring the state of science and technology capabilities within the Company and associated risks and overseeing the development of key technologies and major science and medicine-driven innovation initiatives essential to our long-term success.

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

Good Governance Practices

Our Board of Directors has a commitment to strong and sustainable corporate governance. As such, we continuously review our practices to ensure effective collaboration of management and our Board of Directors. Highlights of our Board of Directors’ best practices are:

●	Six of the seven Board directors are independent;

●	Our Board of Directors has adopted and published committee charters (charters are available at www.celsion.com);

●	Our Board of Directors conducts an annual review of Board Independence;

●	Our Board Committees conduct annual self-evaluations that are reviewed by our Nominating and Governance Committee and Board of Directors;

●	New directors participate in an orientation program and receive a current state briefing before their first Board meeting;

●	We have stock ownership and stock retention guidelines for our directors;

●	We have policies and practices to specifically align executive compensation with long-term stockholder interests;

●	We have a policy prohibiting hedging and pledging, short sales, purchases or sales of puts or calls, and other derivative transactions of our stock (including any transaction that provides the economic equivalent of ownership) by our executive officers and directors;

●	An executive compensation claw back policy was adopted by our Board of Directors in 2014;

●	Our Board of Directors reviews management talent and succession annually with our chief executive officer; and

●	There is no automatic enhancement of executive incentive compensation upon a change-in-control.

Audit Committee

Our Audit Committee consists of Mr. Frederick J. Fritz, (Chairman), Dr. Augustine Chow and Ms. Christine Pellizzari. Our Audit Committee operates under a written charter as amended and restated effective May 4, 2007. A copy of that charter, as may be amended from time to time, is available on our web site, located at http://www.celsion.com. Additional copies of the charter are available upon written request to us.

Our Audit Committee assists our Board of Directors in fulfilling its responsibility to oversee management’s implementation of our financial reporting process. In discharging its oversight role, the Audit Committee reviewed and discussed the audited financial statements contained in our 2021 Annual Report on Form 10-K with our management and independent registered public accounting firm. Management is responsible for the financial statements and the reporting process, including the system of internal controls. Our independent registered public accounting firm is responsible for expressing an opinion on the conformity of those financial statements with accounting principles generally accepted in the U.S.

Our Board has determined that all members of the Audit Committee meet the independence standards established by the SEC and Nasdaq. Our Board has determined that Mr. Fritz is qualified to serve as the “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K and that Dr. Chow and Ms. Pellizzari meet the financial literacy requirements under applicable NASDAQ rules.

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

Mr. Hooper (Chairman), Dr. Chow and Dr. Lindborg currently comprise our Compensation Committee. Our Board has determined that all members of our Compensation Committee are independent under the applicable Nasdaq rules.

Nominating and Governance Committee

Our Nominating and Governance Committee is responsible for identifying and recruiting new members of our Board of Directors when vacancies arise, identifying and recruiting nominees for election as directors, reconsideration of incumbent directors in connection with nominations for elections of directors and ensuring that our Board of Directors is properly constituted to meet its corporate governance obligations. Our Nominating and Governance Committee operates under a written charter effective as of December 24, 2003 and amended on February 27, 2006. A copy of that charter, as may be amended from time to time, is available on our web site, located at www.celsion.com. The current members of our Nominating and Governance Committee are Mr. Fritz and Dr. Braun. Our Board has determined that both Mr. Fritz and Dr. Braun are deemed to be independent under applicable Nasdaq rules.

Science and Technology Committee

The primary purpose of our Science and Technology Committee is to assist our Board of Directors in monitoring the state of science and technology capabilities within our Company and associated risks and overseeing the development of key technologies and major science and medicine-driven innovation initiatives essential to our long-term success. Our Science and Technology Committee’s responsibilities includes reviewing technologies and technology programs of significance to us, with special focus on major external initiatives, observing the evolution of science and medicine outside the Company, participating in the development of metrics to assess the state of our science and technology in subject areas including, but not limited to, patent estate, freedom to operate, productivity, capability and external benchmarks, providing guidance for our external science and technology alliances, and providing guidance on the direction of our science and technology activities, as appropriate. The current members of our Science and Technology Committee are Dr. Braun and Dr. Lindborg.

MEETINGS OF THE BOARD AND BOARD COMMITTEES

During the year ended December 31, 2021, there were a total of four (4) regular meetings of our Board of Directors. All of our directors attended all of the meetings of our Board of Directors and the Board committees on which they served that were held during the period for which they were a director or committee member, respectively.

During the year ended December 31, 2021, our Audit Committee met four (4) times, our Compensation Committee met one (1) time and our Nominating and Governance Committee met several times in connection with the recruitment of two new Board directors in June 2021. Our Science and Technology Committee did not meet during 2021.

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

To our knowledge, based solely on a review of the copies of reports furnished to us, we believe that during the year ended December 31, 2021, our executive officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements.

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

These individuals are listed in the 2021 Summary Compensation Table below and are referred to in this discussion as the “Named Executive Officers.”

2021 SUMMARY COMPENSATION TABLE

The following table sets forth information regarding the total compensation for services rendered in all capacities during the years ended December 31, 2021 and 2020, awarded to, paid to or earned by each named executive officers serving as of December 31, 2021. All compensation awarded to, earned by, or paid to Celsion’s named executive officers are included in the table below for the years ended December 31, 2021 and 2020:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)(2)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total ($)

Michael H. Tardugno (4)	2021	$581,586	$–	$–	$1,322,285	$381,254	$48,000	$2,333,125
Chairman, President & CEO	2020	$557,222	$–	$–	$426,600	$400,001	$45,250	$1,429,073

Nicholas Borys (5)	2021	$432,357	$–	$–	$203,410	$127,180	$27,000	$789,947
Executive VP & CMO	2020	$417,097	$–	$–	$173,800	$138,395	$26,750	$756,042

Khursheed Anwer (6)	2021	$362,878	$–	$–	$508,555	$120,462	$28,583	$1,020,478
Executive VP & CSO	2020	$335,852	$–	$–	$158,000	$122,147	$27,849	$643,848

Jeffrey Church (7)	2021	$397,004	$–	$–	$559,422	$117,037	$14,500	$1,087,963
Executive VP & CFO	2020	$382,246	$–	$–	$173,800	$126,127	$14,250	$696,423

(1)	The value reported for option awards is the aggregate grant date fair value of stock options granted to the Named Executive Officers in the years shown, determined in accordance with FASB ASC Topic 718, disregarding adjustments for forfeiture assumptions. The assumptions for making the valuation determinations are set forth in Note 11 to the Financial Statements.

(2)	Executives’ bonuses under our annual incentive program are based on the achievement of specific performance measures established at the beginning of the fiscal year by our Compensation Committee. Historically, our Compensation Committee has awarded the annual incentive bonus for each year in the first quarter of the following year. In the first quarter of 2022, our Compensation Committee approved the amount and the payment of the incentive bonus for 2021 for each of the Named Executive Officers in the form of stock awards and Non-Equity (Cash) Incentive Plan Compensation.

(3)	This column includes other compensation as indicated below and matching and discretionary contributions made by the Company for the Named Executive Officers under our 401(k) plan. Our matching contribution is equal to 50% of the employee’s deferrals under the plan up to 6% of the employee’s compensation, subject to applicable IRS limitations, and are made in shares of our common stock. The 2021 discretionary contribution is 5.0% of eligible salary of each employee which was contributed in January 2022.

(4)	For Mr. Tardugno, “All Other Compensation” for 2021 consists of $21,500 for discretionary spending allowance, a 401(k)-plan matching contribution of $13,000 in our common stock and a $14,500 discretionary 401(k) contribution.

(5)	For Dr. Borys, “All Other Compensation” for 2021 consists of a 401(k)-plan matching contribution of $12,500 in our common stock and a $14,500 discretionary 401(k) contribution.

(6)	For Dr. Anwer, “All Other Compensation” for 2021 consists of $6,006 for discretionary spending allowance, a 401(k)-plan matching contribution of $8,077 in our common stock and a $14,250 discretionary 401(k) contribution.

(7)	For Mr. Church, “All Other Compensation” for 2021 consists of a $14,500 discretionary 401(k) contribution.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

Celsion Corporation is a fully integrated, clinical stage biotechnology company focused on advancing a portfolio of innovative cancer treatments, including immunotherapies and DNA-based therapies; and a platform for the development of nucleic acid vaccines currently focused on SARS-CoV2. The company’s product pipeline includes GEN-1, a DNA-based immunotherapy for the localized treatment of ovarian cancer. Celsion also has two platform technologies for the development of novel nucleic acid-based immunotherapies and other anti-cancer DNA or RNA therapies. Both are novel synthetic, non-viral vectors with demonstrated capability in nucleic acid cellular transfection. Celsion’s wholly owned subsidiary, Celsion GmbH, is managing ThermoDox®, a proprietary heat-activated liposomal encapsulation of doxorubicin, which is under investigator-sponsored development for several cancer indications.

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

Stockholder Say-on-Pay Votes

We provide our stockholders with the opportunity to cast an advisory vote annually to approve our executive compensation program (referred to as a “say-on-pay proposal”). In general, the Compensation Committee did not change its approach in 2021 and believes the program in place, as in prior years, includes a number of features that further the goals of the Company’s executive compensation program. The Compensation Committee will continue to consider the outcome of the Company’s say-on-pay proposals when making future compensation decisions for the Named Executive Officers.

The Compensation Committee has adopted the following executive compensation approaches, which the Company believes help to achieve the objectives for the executive compensation program and are generally favored by stockholders:

●	A significant amount of the executives’ compensation is at-risk. For fiscal year 2021, 74% of Mr. Tardugno’s target total direct compensation was performance-based (annual cash incentive awards) and/or linked to the value of our stock price (long-term equity incentive awards). As used in this discussion, the term “total direct compensation” means:

1.	Aggregate amount of the executive’s base salary (24%),
2.	Annual cash incentive awards (17%),
3.	Long-term equity incentive (option and restricted stock) awards based on the grant-date fair value of such awards as determined under the accounting principles used in the Company’s Financial Statements (57%), and
4.	Other Compensation (2%).

●	Executives’ bonuses under our annual incentive program are principally based on the achievement of specific performance objectives established at the beginning of the fiscal year by the Compensation Committee. Historically the Compensation Committee has awarded the annual incentive bonus for each year in the first quarter of the following year.

●	Executives’ 2021 annual equity awards were granted in the form of stock option awards. We believe the grant of stock option awards further aligns the executives’ interests with those of stockholders as the awards will not have value unless the Company’s stock price appreciates after the award is granted. The stock option awards also provide a retention incentive as they vest over a multi-year period.

●	Executives are also granted stock option and restricted stock awards at the time they join the Company as these provide the same incentives as annual equity awards. These stock option grants and restricted stock awards generally vest over a three or four-year period beginning on the first-year anniversary of the date of grant.

The following table provides the components of Mr. Tardugno’s compensation for the last two years:

(in 000’s)	2021	Change	2020	Change

Base Salary	$582	4%	$557	2%
Cash Incentive Awards	381	(5)%	400	108%
Option and Stock Awards	1,322	210%	427	(8)%
All Other Compensation	48	6%	45	(4)%
Total	$2,333	64%	$1,429	14%

Executive Compensation Philosophy and Procedures

The Compensation Committee attempts to design executive compensation programs to achieve three principal objectives.

●	The program is intended to attract, motivate and retain talented executives with total compensation that is competitive within the drug development and broader pharmaceutical and biotechnology industry;
●	The program is intended to create an alignment of interests between our executives and stockholders such that a significant portion of each executive’s compensation varies with business performance and is dependent on stock price appreciation; and
●	The program is designed to award behavior which results in optimizing the commercial potential of our development program.

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

The Compensation Committee believes that an appropriate level of input from our Chief Executive Officer provides a necessary and valuable perspective in helping the Compensation Committee formulate its own independent views on compensation. The Compensation Committee takes measures to ensure its independence with respect to our Chief Executive Officer’s compensation, excusing him from portions of meetings to freely discuss his and the other Named Executive Officers performance and compensation. The Compensation Committee made all final determinations on the compensation levels for all Named Executive Officers in 2021 and 2020.

A discussion of each individual element of compensation and the compensation for each Named Executive Officer for 2021 follows.

Annual Salaries

We participate in an ongoing industry survey as described above. The Compensation Committee compares base salary for our executives with the levels provided to similarly situated executives and generally targets base salaries at levels in the median of the survey data.

In 2021, the Compensation Committee reviewed each executive’s job responsibilities, individual performance, our corporate performance, competitive market data, our total compensation expense and the base salaries of Mr. Tardugno, Dr. Borys, Dr. Anwer and Mr. Church and approved the following annualized salary adjustments for each Named Executive Officer:

Named Executive Officer	Fiscal 2021 Salary	Fiscal 2020 Salary	Change from Previous Year
Michael H. Tardugno	$586,545	$566,710	3.5%
Nicholas Borys	$434,804	$424,199	2.5%
Khursheed Anwer	$370,654	$336,958	10.0%
Jeffrey W. Church	$400,126	$386,595	3.5%

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

Under the incentive compensation plan for 2021, the Compensation Committee established a number of annual corporate goals identified below that include research and development, regulatory, manufacturing, organizational and financial goals which we believe are essential to building stockholder value. The relative weighting of these corporate goals is based upon our assessment of the importance of each goal in creating value for the Company and our stockholders. Each corporate goal was established so that significant levels of achievement were required to meet the goal. Following the conclusion of the annual performance period, the level of achievement for each corporate goal was assessed by the Compensation Committee. The Compensation Committee determined whether each corporate goal had been met, exceeded, or not satisfied. In addition, in assessing corporate performance, the Compensation Committee had the discretion to factor in other significant corporate events that occurred during the performance period, which could have resulted in an upward or downward adjustment in the determination of corporate performance. After considering the level of attainment of each corporate goal and other appropriate corporate performance factors, the Compensation Committee assigned the overall corporate performance rating, which could have ranged from 0% to 130%. A maximum bonus pool is established by multiplying the overall corporate performance rating by the aggregate target bonuses for all individuals in the incentive plan. Certain individual downward adjustments may be made at the discretion of the Compensation Committee. The aggregate of all individual bonuses awarded under the policy cannot exceed the maximum bonus pool available such that the cost of bonuses ultimately reflects our overall performance and is not inflated by any individual performance rating.

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

The Named Executive Officers were each assigned a target annual incentive for 2021 ranging from 45% to 100% of base salary. The table below shows the target annual incentive assigned to each Named Executive Officer for 2021 both as a dollar amount and as a percentage of base salary.

Name	Target Annual Incentive for 2021	Target Annual Incentive for 2021 (% of Base Salary)	Annual Incentive Awarded for 2021	Annual Incentive Awarded for 2021 (% of Base Salary)
Michael H. Tardugno	$586,545	100%	$381,254	65.0%
Nicholas Borys	434,804	45%	127,180	29.2%
Khursheed Anwer	370,654	50%	120,462	32.5%
Jeffrey W. Church	400,126	45%	117,037	29.3%

The following 2021 corporate objectives and relative weightings assigned to each objective include the completion of certain development projects, capital raising, cost controls, business development and profit and loss goals, which we believe are ultimately linked to creating stockholder value. These objectives are designed to achieve timely and efficient product development including completion of clinical studies and regulatory approvals and in total represent a potential payout at 130% of the executive’s bonus target if all objectives are achieved.

1.	Product Development Objectives to complete enrollment of the OVATION 2 Study by the second quarter of 2022 within budget, report interim data results when available and maintain key quality metrics (20%) - 11% of 20% OF OBJECTIVES MET

2.	Research Objectives to file an IND for the Placcine DNA vaccine by the end of 2021 (15%) - OBJECTIVES NOT MET

3.	Finance/Business Development Objectives to develop and implement a strategy to gain approval from shareholders for an increase in the number of authorized shares of the Company’s common stock (15%) – ALL OBJECTIVES MET

4.	Financial Objectives to manage cash and operating expenses, ensure cash flows are within 10% of plan and maintain sufficient levels of cash to extend operating roadway into 2024 (25%) – ALL OBJECTIVES MET

5.	Corporate Development Objectives to successfully rebrand the Company, recruit key competencies to support vaccine initiative, develop and implement a succession plan to effectively transition leadership with immono-oncology and vaccine experience, and successfully spinout ThermoDox® into a wholly owned subsidiary (20%) - 15% of 20% OF OBJECTIVES MET

6.	Bonus Objective to achieve 30% of common stock ownership by institutional investors by year-end 2021 (30%). OBJECTIVE NOT MET

Each of the Named Executive Officers participated in the annual incentive plan for 2021. The initial target bonus amount for each executive was established pursuant to his employment agreement and is adjusted periodically by the Board. Executives’ bonuses under the Company’s annual incentive program are based on the achievement of specific performance measures established at the beginning of the fiscal year by the Compensation Committee. Historically the Compensation Committee has awarded the annual incentive bonus for each year in the first quarter of the following year. In the first quarter of 2022, the Compensation Committee approved the amount and the payment of the incentive bonus for 2021 for each of the Named Executive Officers. Please see the “Non-Equity Incentive Plan Compensation” column in the 2021 Summary Compensation Table.

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

Material Terms of Option Grants During 2021

Each of the stock options awarded to the Named Executive Officers in 2021 and reported in the 2021 Grants of Plan-Based Awards Table below was granted under, and is subject to, the terms of the 2018 Plan. The 2018 Plan is administered by the Compensation Committee, which has authority to interpret the plan provisions and make all required determinations under the plan. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits, and making provision to ensure that any tax withholding obligations incurred in respect of awards are satisfied. Awards granted under the plan are generally only transferable to a beneficiary of a Named Executive Officer upon his death. Under the terms of the 2018 Plan, if there is a change in control of the Company, each Named Executive Officer’s outstanding awards granted under the plan will generally terminate, unless the Compensation Committee provides for the substitution, assumption, exchange or other continuation or settlement (in cash, securities or property) of the outstanding awards. The Compensation Committee has discretion to provide for outstanding awards to become vested in connection with a change in control.

Each option granted to the Named Executive Officers in 2021 was granted with a per-share exercise price equal to the closing price of our common stock on the grant date. Each option is scheduled to vest in three installments, with one-third vesting on the date of grant and the balance vesting in equal annual installments over each of the next two years, subject in each case to the executive’s continued employment through the applicable vesting date and has a maximum term of ten years. However, vested options may terminate earlier in connection with a change in control transaction or a termination of the Named Executive Officer’s employment. Subject to any accelerated vesting that may apply in the circumstances, the unvested portion of the option will immediately terminate upon a termination of the Named Executive Officer’s employment.

2021 Grants of Plan-Based Awards Table

The following table presents information regarding the incentive awards granted to the Named Executive Officers during 2021. Each of the equity awards reported in the table below was granted under the 2018 Plan.

Name	Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards Target ($) (1)	All other Stock Awards: Number of Shares or Units of Stock (#)	All Other Option Awards: Number of Securities Under- lying Options (#) (2)	Exercise or Base Price of Option Awards ($/Share) (3)	Grant Date Fair Value of Stock and Option Awards ($/Share) (3)
Michael H. Tardugno	N/A	$586,545
	3/19/2021			43,333	$33.60	$30.51

Nicholas Borys	N/A	$195,662
	3/19/2021			6,666	$33.60	$30.51

Khursheed Anwer	N/A	$185,327
	3/19/2021			16,666	$33.60	$30.51

Jeffrey W. Church	N/A	$117,037
	3/19/2021			18,333	$33.60	$30.51

(1)	The amounts reported in this column represent the target bonus opportunity under the Company’s annual bonus program. See “Compensation Discussion and Analysis – Incentive Compensation” above for information on the terms of these bonuses.

(2)	The amounts reported in this column represented stock option awards granted under the 2018 Plan. Each option granted to each Named Executive Officer is scheduled to vest in three installments, with one-half vesting on the date of grant and the balance vesting in annual installments over each of the next two years, subject in each case to the executive’s continued employment through the applicable vesting date and has a maximum term of ten years.

(3)	The value reported for stock and option awards is the aggregate grant date fair value of stock options granted to the Named Executive Officers in 2021, determined in accordance with FASB ASC Topic 718, disregarding adjustments for forfeiture assumptions. The assumptions for making the valuation determinations are set forth in Note 11 to the Financial Statements.

2021 Option Exercises and Stock Vested

During 2021, none of the Named Executive Officers exercised any of their vested stock options during 2021. No officers were awarded shares of stock during 2021.

2021 Outstanding Equity Awards at Year-End

The following table summarizes the unexercised stock options held by each of the Named Executive Officers as of December 31, 2021. None of the Named Executive Officers held any other outstanding stock awards as of December 31, 2021.

		Option Awards
Name	Grant Date	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Michael H. Tardugno	2/2/2016	714	–		$279.30	2/2/2026
	9/6/2016	595	–		$256.20	9/6/2026
	5/30/2017	11,761	–		$40.35	5/30/2027
	5/15/2018	56,666	–		$38.70	5/18/2028
	2/19/2019	2,222	1,111	(1)	$32.70	2/19/2029
	5/14/2019	2,222	1,111	(1)	$32.10	5/14/2029
	10/3/2019	2,889	1,444	(1)	$25.80	10/3/2029
	6/15/2020	3,000	6,000	(1)	$54.90	6/15/2030
	3/19/2021	14,444	28,889	(1)	$33.60	3/19/2031

Nicholas Borys	2/2/2016	238	–		$279.30	2/2/2026
	9/6/2016	193	–		$256.20	9/6/2026
	5/15/2018	14,930	–		$38.70	5/18/2028
	2/19/2019	889	444	(1)	$32.70	2/19/2029
	5/14/2019	1,111	555	(1)	$32.10	5/14/2029
	10/3/2019	1,555	778	(1)	$25.80	10/3/2029
	6/15/2020	1,222	2,444	(1)	$54.90	6/15/2030
	3/19/2021	2,222	4,444	(1)	$33.60	3/19/2031

Khursheed Anwer	2/2/2016	190	–		$279.30	2/2/2026
	5/30/2017	1,210	–		$40.35	5/30/2027
	5/15/2018	5,500	–		$38.70	5/18/2028
	2/19/2019	1,378	689	(1)	$32.70	2/19/2029
	5/14/2019	1,378	689	(1)	$32.10	5/14/2029
	10/3/2019	1,889	944	(1)	$25.80	10/3/2029
	6/15/2020	1,111	2,222	(1)	$54.90	6/15/2030
	3/19/2021	5,555	11,111	(1)	$33.60	3/19/2031

Jeffrey W. Church	2/2/2016	285	–		$279.30	2/2/2026
	9/6/2016	139	–		$256.20	9/6/2026
	5/30/2017	3,238	–		$40.35	5/30/2027
	5/15/2018	16,666	–		$38.70	5/18/2028
	2/19/2019	889	444	(1)	$32.70	2/19/2029
	5/14/2019	1,111	555	(1)	$32.10	5/14/2029
	10/3/2019	1,555	778	(1)	$25.80	10/3/2029
	6/15/2020	1,222	2,444	(1)	$54.90	6/15/2030
	3/19/2021	6,111	12,222	(1)	$33.60	3/19/2031

(1)	Each of these stock option grants vest in three equal installments, with one-third of the grant vesting each on the first, second and third anniversary of the date of grant.

Other Compensation

Executive officers are eligible to participate in our medical and other welfare benefit plans and for other benefits, in each case on generally the same basis as other employees. We maintain a 401(k) plan for our employees. Other than the 401(k) plan, we do not offer any of our employees a pension plan, retirement plan or other forms of compensation paid out upon retirement. The Company matches up to 50% of the first 6% of employee contributions. Mr. Tardugno and Dr Anwer receive $21,500 and $6,000, respectively, as a discretionary spending allowance.

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

We believe that the occurrence, or potential occurrence, of a change in control transaction will create uncertainty regarding the continued employment of our executive officers as many change in control transactions result in significant organizational changes, particularly at the senior executive level. In order to encourage the Company’s executive officers to remain employed with us during an important time when their prospects for continued employment following the transaction may be uncertain, we provide each of Mr. Tardugno, Mr. Church and Dr. Borys with enhanced severance benefits if his employment is actually or constructively terminated by the Company without cause in connection with a change in control.

Employment Agreement with Michael H. Tardugno

In March 2016, the Company and Mr. Tardugno entered into an employment agreement, effective March 30, 2016 (the “March 2016 Agreement”), which superseded the previous employment agreement with Mr. Tardugno. The amended and restated employment agreement generally maintained the same terms as set forth in his previous December 2014 agreement but removed the modified single-trigger provision included in that agreement. Under that provision, Mr. Tardugno was eligible to receive severance following a change in control if Mr. Tardugno elected to terminate his employment for any reason or no reason commencing with the sixth and ending with the twelfth month following the change in control. In accordance with commonly viewed best practices, the parties agreed to remove this provision so that it is no longer operative, effective March 30, 2016. The following narrative describes the terms of Mr. Tardugno’s employment agreement, as in effect on December 31, 2021.

Subject to earlier termination pursuant to the terms of the March 2016 Agreement, the initial term of the agreement ended on January 31, 2018, with automatic one-year renewals thereafter, unless either party provides a notice of non-renewal. Mr. Tardugno’s March 2016 Agreement provides for an annual base salary of $547,342 subject to annual adjustment by the Board of Directors of the Company or the Compensation Committee. Mr. Tardugno is also eligible for an annual performance bonus from the Company, pursuant to the Company’s management incentive bonus program in effect from time to time. The amount of such bonus will be determined by the Board of Directors or the Compensation Committee in its sole and absolute discretion and will not exceed 100% of the then-current base salary except pursuant to a specific finding by the Board of Directors or the Compensation Committee that a higher percentage is appropriate. Under the March 2016 Agreement, the Company agreed to grant to Mr. Tardugno, at the time of its usual annual grant to employees, annual stock options to purchase shares of the Company’s common stock as the Board of Directors or the Compensation Committee shall determine.

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

Material Terms of Option Grants During 2021

Each of the stock options awarded to the Named Executive Officers in 2021 and reported in the 2021 Grants of Plan-Based Awards Table below was granted under, and is subject to, the terms of the 2018 Plan. The 2018 Plan is administered by the Compensation Committee, which has authority to interpret the plan provisions and make all required determinations under the plan. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers, and stock splits, and making provision to ensure that any tax withholding obligations incurred in respect of awards are satisfied. Awards granted under the plan are generally only transferable to a beneficiary of a Named Executive Officer upon his death. Under the terms of the 2018 Plan, if there is a change in control of the Company, each Named Executive Officer’s outstanding awards granted under the plan will generally terminate, unless the Compensation Committee provides for the substitution, assumption, exchange or other continuation or settlement (in cash, securities, or property) of the outstanding awards. The Compensation Committee has discretion to provide for outstanding awards to become vested in connection with a change in control.

Each option granted to the Named Executive Officers in 2021 was granted with a per-share exercise price equal to the closing price of our common stock on the grant date. Each option is scheduled to vest in three installments, with one-third vesting on the date of grant and the balance vesting in equal annual installments over each of the next two years, subject in each case to the executive’s continued employment through the applicable vesting date and has a maximum term of ten years. However, vested options may terminate earlier in connection with a change in control transaction or a termination of the Named Executive Officer’s employment. Subject to any accelerated vesting that may apply in the circumstances, the unvested portion of the option will immediately terminate upon a termination of the Named Executive Officer’s employment.

Potential Payments Upon Termination or Change In Control

As described above under “Narrative Disclosure to Executive Compensation Tables,” the Company has entered into agreements with each of the Named Executive Officers currently employed by the Company that provide benefits that may become payable to the executives in connection with a termination of their employment. The Company has also entered into agreements with Mr. Tardugno, Mr. Church and Dr. Borys that provides benefits that may become payable to the executives in connection with a termination of employment following a change in control of the Company. If in the event the Named Executive Officer is entitled to receive severance benefits in connection with a termination of employment under both their severance agreement and their change in control agreement, the executive shall be entitled to receive the benefits from both agreements. The first table below indicates the benefits that would be payable to each executive if a termination of employment in the circumstances described above had occurred on December 31, 2021 outside of a change in control. The second table below indicates the benefits that would be payable to each executive if a change in control of the Company and such a termination of employment had occurred on that date.

Severance Benefits (Outside of a Change in Control)
Name	Cash Severance	Continuation of Health/Life Benefit	Equity Acceleration	Total

Michael H. Tardugno	$586,545	$22,032	–	$608,577
Nicholas Borys	$217,402	$15,870	–	$233,272
Khursheed Anwer	$370,654	$22,032	–	$392,686
Jeffrey W. Church	$200,063	$11,016	–	$211,079

Change of Control Severance Benefits
Name	Cash Severance	Continuation of Health/Life Benefit	Equity Acceleration	Total

Michael H. Tardugno	$2,346,180	$44,064	–	$2,390,244
Nicholas Borys	$1,260,932	$63,480	–	$1,324,412
Jeffrey W. Church	$1,160,365	$44,064	–	$1,204,429

2021 DIRECTOR COMPENSATION TABLE

The following table sets forth the cash and noncash compensation paid to the Company’s directors who are not employed by the Company or any of its subsidiaries (“Non-Employee Directors”) for the year ended December 31, 2021. Other than as set forth in the table, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board in 2021. The compensation paid to any director who was also one of our employees during fiscal year 2021 is presented in the “2021 Summary Compensation Table” and the information that follows that table. Such employee directors do not receive separate compensation for service on the Board of Directors or any of its committees.

Name	Fees Earned ($)	Option Awards ($) (1)	Total ($)
Augustine Chow	$39,300	$79,697	$118,997
Robert W. Hooper	45,300	79,697	124,997
Frederick J. Fritz	100,900	79,697	180,597
Donald P. Braun	52,900	79,697	132,597
Stacy R. Lindborg	18,750	44,104	62,854
Christine A. Pellizzari	19,950	44,461	64,411
Andreas Voss (2)	33,150	79,697	112,847

(1)	The value reported for Option Awards is the aggregate grant date fair value of stock options granted to each Director in 2021, determined in accordance with FASB ASC Topic 718. The assumptions for making the valuation determinations are set forth in Note 11 in the Financial Statements. As of December 31, 2021, Dr. Chow had 12,242 option awards outstanding; Mr. Hooper had 11,978 option awards outstanding; Mr. Fritz had 12,004 option awards outstanding; Dr. Braun and Dr. Voss each had 10,087 option awards outstanding; and Dr. Lindborg and Ms. Pellizzari each had 2,666 option awards outstanding.

(2)	Dr. Voss resigned from the Board of Directors effective December 31, 2021.

The following table sets forth stock option grants awarded to the Company’s Non-Employee Directors for the year ended December 31, 2021. The stock option grants to any director who was also one of our employees during fiscal year 2021 is presented in the “2021 Grants of Plan-Based Awards Table” and the information that follows that table. Employee directors do not receive separate equity awards for service on the Board of Directors or any of the Board committees.

	Non-Employee Director Stock Option and Grant Awards Table
Name	Number of Options Granted (#) (1)	Exercise Price ($)	Grant Date	Expiration Date	Grant Date Fair Value ($)
Augustine Chow	2,666	$33.60	3/19/2021	3/19/2031	$29.89

Robert W. Hooper	2,666	$33.60	3/19/2021	3/19/2031	$29.89

Frederick J. Fritz	2,666	$33.60	3/19/2021	3/19/2031	$29.89

Donald P. Braun	2,666	$33.60	3/19/2021	3/19/2031	$29.89

Stacy R. Lindborg	2,666	$18.60	6/4/2021	6/4/2031	$16.54

Christine A. Pellizzari	2,666	$18.75	6/8/2021	6/8/2031	$16.67

Andreas Voss (2)	2,666	$33.60	3/19/2021	3/19/2031	$29.89

(1)	Each of these stock option grants vest in three equal installments, with one-third of the grant vesting on the date of grant and one third of the grant vesting on each of the first and second anniversary of the date of grant, subject to the applicable director’s continued service as a member of our Board through each applicable vesting date.
(2)	Dr. Voss resigned from the Board of Directors effective December 31, 2021.

NARRATIVE DISCLOSURE TO DIRECTOR COMPENSATION TABLE

During the year ended December 31, 2021, each Non-Employee Director of the Company received annual cash compensation in the amount of $29,500 payable in quarterly installments, and an additional $2,000 for attendance, in person or $1,000 if telephonically, at regular meetings of the Board of Directors and each meeting of a committee of the Board of Directors that was not held in conjunction with a meeting of the Board of Directors. Each Non-Employee director is reimbursed for the out-of-pocket costs of attending meetings of the Board of Directors and of committees of the Board of Directors. In 2021, the Chairman of the Audit Committee received an additional annual cash fee of $13,000 and the Chairman of the Compensation Committee received an additional annual cash fee of $10,000.

Acting on behalf of the Board of Directors, Mr. Fritz also received fees totaling $48,000 in 2021 for his role as a Board Liaison to our Board of Directors. Mr. Fritz’s responsibilities as Board Liaison include the following: (i) serve as an initial sounding board for our management regarding issues, matters, or communications to be brought or potentially to be brought before the Board of Directors; (ii) provide input and feedback to management regarding strategic matters, business matters, major scientific, clinical, collaboration, or corporate development matters, key personnel matters, or other items of significance regarding which management would like to obtain initial or further Board guidance, including, but not limited to, guidance regarding timing and content of communications regarding such matters or items with the full Board or any of its committees; (iii) remain accessible to management to provide guidance on business or strategy issues or other issues of significance on an as-needed basis; (iv) participate in meetings and relevant discussions as requested by management; (v) conduct general advisory or liaison services to the Board, including relaying to management requests from other members of the Board regarding desired additional information or clarification or suggestions or feedback regarding improvement in Board processes or communications; (vi) serve as a conduit for informal communications between management and the Board; and (vii) any other such services established by the Board from time to time.

Acting on behalf of our Board of Directors, Dr. Voss also received fees totaling $16,000 in 2021 for his role as a strategic advisor to our Chief Executive Officer. Dr. Voss’ responsibilities as a strategic advisor include the following: (i) provide strategic and tactical advice to our Chief Executive Officer; (ii) evaluate international subsidiary options; (iii) develop strategies to secure business relationships other than in the U.S.; and (iv) having done both (ii) and (iii), develop high potential ex-US market strategies that address the objectives for broad and profitable sales of its commercial products. Through this advisory role, Dr. Voss accepted the position of Managing Director of Celsion GmbH, a wholly owned subsidiary of the Company. In this role, Dr. Voss has elected to devote his time to providing strategy, direction, and general management to Celsion GmbH and has concluded that the time necessary to do so would interfere with the demands of the Company’s Board. Dr. Voss intends to retire for these reasons and not because of any disagreement with management or the Board relating to the Company’s operations, policies or practices. Dr. Voss’s current term as a Class III director was scheduled to end at the Company’s 2022 Annual Meeting of Stockholders.

Acting on behalf of our Board of Directors, Dr. Braun also received fees totaling $15,000 in 2021 for his role as a strategic advisor to our Chief Executive Officer. Dr. Braun’s responsibilities as a strategic advisor include the following: (i) provide strategic and tactical advice to our Chief Executive Officer; (ii) evaluate international subsidiary options; (iii) develop strategies to secure business relationships other than in the U.S.; and (iv) having done both (ii) and (iii), develop high potential ex-US market strategies that address the objectives for broad and profitable sales of its commercial products.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Hooper and Dr. Chow each served on the Compensation Committee of our Board of Directors for 2021. Dr Lindborg will also serve on the Compensation Committee starting in July 2022. No director who served on our Compensation Committee at any time during 2021 is or was a current or former executive officer or employee of the Company or had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related party transactions. None of the members of the Compensation Committee during fiscal year 2021 was, or has ever been, an officer or employee of the Company, and, during fiscal year 2021, no executive officer of the Company served on the board and/or compensation committee of any company that employed as an executive officer any member of the Company’s Board and/or Compensation Committee.

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

BENEFICIAL OWNERSHIP OF COMMON STOCK

The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company’s common stock as of March 30, 2022 by:

●	each person or group known by us to own beneficially more than five percent of the outstanding common stock;

●	each of our directors and the director nominees, as well as each executive officer named in the Summary Compensation Table appearing under the heading “Executive Compensation”; and

●	our directors and executive officers as a group.

We determine beneficial ownership in accordance with the rules of the SEC. Under SEC rules, beneficial ownership for purposes of this table takes into account shares as to which the individual has voting or investment power as well as shares that may be acquired within 60 days. Shares of common stock subject to options that are currently exercisable or that become exercisable within 60 days of March 30, 2022 are treated as outstanding and beneficially owned by the holder of such options. However, these shares are not treated as outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated or as to the interests of spouses, the persons included in the table have sole voting and investment power with respect to all shares beneficially owned thereby.

NAME OF BENEFICIAL OWNER	NUMBER OF SHARES OF COMMON STOCK BENEFICIALLY OWNED (1)	PERCENT OF SHARES OF COMMON STOCK OUTSTANDING (2)

Augustine Chow* (1)	12,439	**
Robert W. Hooper* (2)	13,791	**
Stacy R. Lindborg* (3)	1,722	**
Frederick J. Fritz* (4)	18,871	**
Donald P. Braun* (5)	10,368	**
Christine Pellizzari* (6)	1,722	**
Michael H. Tardugno* (7)	150,359	2.61%
Nicholas Borys* (8)	35,675	**
Khursheed Anwer* (9)	34,666	**
Jeffrey W. Church* (10)	41,943	**
Directors and Executive Officers as a group (10 persons)	321,557	5.57%

*	The address of each of the individuals named is c/o Celsion Corporation, 997 Lenox Drive, Suite 100, Lawrenceville, NJ 08648.

**	Less than one percent.

(1)	Includes 12,343 shares of common stock underlying options currently exercisable or exercisable within 60 days of March 30, 2022.

(2)	Includes 12,079 shares of common stock underlying options currently exercisable or exercisable within 60 days of March 30, 2022.

(3)	Includes 1,722 shares of common stock underlying options currently exercisable or exercisable within 60 days of March 30, 2022.

(4)	Includes 12,105 shares of common stock underlying options currently exercisable or exercisable within 60 days of March 30, 2022.

(5)	Includes 9,771 shares of common stock underlying options currently exercisable or exercisable within 60 days of March 30, 2022.

(6)	Includes 1,722 shares of common stock underlying options currently exercisable or exercisable within 60 days of March 30, 2022.

(7)	Includes 137,846 shares of common stock underlying options currently exercisable or exercisable within 60 days of March 30, 2022.

(8)	Includes 32,248 shares of common stock underlying options currently exercisable or exercisable within 60 days of March 30, 2022.

(9)	Includes 31,811 shares of common stock underlying options currently exercisable or exercisable within 60 days of March 30, 2022.

(10)	Includes 38,326 shares of common stock underlying options currently exercisable or exercisable within 60 days of March 30, 2022.

Equity Compensation Plan Information as of December 31, 2021

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	433,676	(1)	$38.55	512,884	(2)
Equity compensation plans not approved by security holders	9,332	(3)	37.13	–
Total	443,008		$38.55	512,884

(1)	Includes both vested and unvested options to purchase common stock and unvested stock grants under the 2018 Plan. These awards have a weighted average remaining term of 7.4 years.

(2)	Represents shares available for award grant purposes under the 2018 Plan. Subject to certain express limits of the plan, shares available under the plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, restricted stock and other forms of awards granted or denominated in shares of our common stock or units of our common stock.

(3)	Includes both vested and unvested options to purchase common stock and unvested stock grants under inducement grants provided certain employees as an inducement to accept employment with the Company. These awards have a weighted average remaining term of 7.0 years. These grants are similar to those granted under the 2018 Plan and is more fully discussed in Note 11 to the Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The Board of Directors has determined that Mr. Fritz is qualified to serve as the “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K and that Mr. Fritz, Ms. Pellizzari and Drs. Chow and Braun meet the financial literacy requirements under applicable SEC and NASDAQ rules. The Board of Directors determined that of the six currently serving directors, five directors (Drs. Augustine Chow, Donald P. Braun, Andreas Voss and Messrs. Robert W. Hooper and Frederick J. Fritz) are independent under applicable SEC and NASDAQ rules. Mr. Fritz acts as the chairman of our Audit Committee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Withum, Brown + Smith PC (“Withum”) has served as our independent accountants since 2017 and has advised us that neither Withum nor any of its members has, or has had in the past three years, any financial interest in the Company or any relation to the Company other than as auditors and accountants.

FEES

The following table presents fees as invoiced for professional audit services rendered for the audit of our annual financial statements included in the Company’s Form 10-K and review of quarterly financial statements included in the Company’s Forms 10-Q for the fiscal years ended December 31, 2021 and December 31, 2020, and fees for other services rendered during those periods:

	2021		2020
FEE CATEGORY	AMOUNT	% OF TOTAL	AMOUNT	% OF TOTAL
Audit Fees	$124,500	75%	$101,000	56%
Audit Related Fees	17,550	10	69,000	39
Tax Fees	24,334	15	9,000	5
All Other Fees	–	–	–	–
Total Fees	$166,384	$100%	$179,000	$100%

Audit fees consist of fees for professional services rendered by Withum for the audits of our annual financial statements in our Form 10-K and for reviews of the quarterly financial statements included in the Company’s Forms 10-Q. Audit related fees pertain to the work performed during our equity offerings in 2021 and 2020. Tax fees consist of fees for preparation of the Company’s federal and state tax returns. All other fees consist of fees for attendance at the Company’s annual meetings, review of registration statements and similar matters.

SERVICES BY EMPLOYEES OF WITHUM

No part of Withum’s engagement to audit the Company’s financial statements for the years ended December 31, 2021 and 2020 was attributable to work performed by persons other than Withum’s full-time, permanent employees.

AUDIT COMMITTEE POLICY ON APPROVAL OF AUDIT AND NON-AUDIT SERVICES

It is the policy of the Audit Committee to pre-approve all audit and permissible non-audit services provided by our independent accountants, in accordance with rules prescribed by the SEC. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is based on a written proposal, accompanied by a cost estimate and estimated budget. The Audit Committee has delegated to its Chairman the authority to pre-approve audit and non-audit services with an estimated cost of up to $25,000, provided the exercise of such authority is reported to the Audit Committee at its next regular meeting. The Audit Committee reserves the right, from time to time, to delegate pre-approval authority to other of its members, so long as such members are independent directors. All audit and permissible non-audit services during 2021 and 2020 were approved by the Audit Committee in accordance with its pre-approval policy and the approval requirements of the SEC.

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

3. EXHIBITS

The following documents are included as exhibits to this report:

EXHIBIT NO.	DESCRIPTION

2.1*	Asset Purchase Agreement dated as of June 6, 2014, by and between Celsion Corporation and EGEN, Inc., incorporated herein by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2014.

3.1	Certificate of Incorporation of Celsion, as amended, incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2004.

3.2	Certificate of Ownership and Merger of Celsion Corporation (a Maryland Corporation) into Celsion (Delaware) Corporation (inter alia, changing the Company’s name to “Celsion Corporation” from “Celsion (Delaware) Corporation”), incorporated herein by reference to Exhibit 3.1.3 to the Annual Report of the Company for the year ended September 30, 2000.

3.3	Certificate of Amendment of the Certificate of Incorporation effective and filed on February 27, 2006, incorporated therein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on March 1, 2006.

3.4	Certificate of Amendment to Certificate of Incorporation effective October 28, 2013, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on October 29, 2013.

3.5	Certificate of Amendment to Certificate of Incorporation effective June 15, 2016, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed on June 15, 2016.

3.6	Certificate of Amendment to Certificate of Incorporation, effective May 26, 2017, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed on May 26, 2017.

3.7	Amended and Restated By-laws of the Company dated June 16, 2020, incorporated by reference to Exhibit 3.1 to the Quarterly Report of the Company for the quarter ended June 30, 2020.

4.1	Form of Common Stock Certificate, par value $0.01, incorporated herein by reference to Exhibit 4.1 to the Annual Report of the Company for the year ended September 30, 2000.

4.2	Form of Representative’s Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company, filed on October 31, 2017.

4.3	Form of Placement Agent Common Stock Purchase Warrant incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K of the Company, filed on July 11, 2017.

4.4	Form of Series AA Warrant, incorporated herein by reference to Exhibit 4.26 to the Registration Statement to the Registration Statement on Form S-1 of the Company, filed on February 13, 2017.

4.5	Form of Amended and Restated Warrant (issued under First Amendment of Venture Loan and Security Agreement, dated as of August 1, 2020, by and among Celsion Corporation, Horizon Funding I, LLC, Horizon Funding Trust 2019-1, and Horizon Technology Finance Corporation, as Collateral Agent), incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company, filed on September 4, 2020.

4.6	Form of Exchange Warrant, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company, filed on March 13, 2020.

4.7	Description of Securities of the Registrant, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K of the Company, filed on March 25, 2020.

10.1***	Celsion Corporation 2007 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on May 16, 2017.

10.2	Form Inducement Offer to Exercise Common Stock Purchase Warrants, incorporated herein by reference to exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2017.

10.3***	Celsion Corporation 2018 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed May 15, 2018.

10.4***	First Amendment to the Celsion Corporation 2018 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on May 15, 2020.

10.5***	Second Amendment to the Celsion Corporation 2018 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on June 16, 2020.

10.6***	Amended and Restated Employment Agreement, effective March 30, 2016, between Celsion Corporation and Mr. Michael H. Tardugno, incorporated by reference to Exhibit 10.8 to the Annual Report of the Company filed on March 30, 2016.

10.7***	Employment Offer Letter, entered into on June 15, 2010, between the Company and Jeffrey W. Church, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 18, 2010.

10.8*	Patent License Agreement between the Company and Duke University dated November 10, 1999, incorporated herein by reference to Exhibit 10.9 to the Annual Report of the Company for the year ended September 30, 1999.

10.9*	License Agreement dated July 18, 2003, between the Company and Duke University, incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-3 (File No. 333-108318) filed on August 28, 2003.

10.10*	Development, Product Supply and Commercialization Agreement, effective December 5, 2008, by and between the Company and Yakult Honsha Co., Ltd., incorporated herein by reference to Exhibit 10.15 to the Annual Report of the Company for the year ended December 31, 2008.

10.11*	The 2nd Amendment to The Development, Product Supply and Commercialization Agreement, effective January 7, 2011, by and between the Company and Yakult Honsha Co., Ltd. incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on January 18, 2011.

10.12	Lease Agreement, executed July 21, 2011, by and between Celsion Corporation and Brandywine Operating Partnership, L.P., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on July 25, 2011.

10.13	First Amendment to Lease Agreement, executed April 20, 2017, by and between Celsion Corporation and Lenox Drive Office Park, LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 10-Q of the Company filed on November 14, 2017.

10.14*	Technology Development Agreement effective as of May 7, 2012, by and between Celsion Corporation and Zhejiang Hisun Pharmaceutical Co. Ltd., incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2012.

10.15*	Technology Development Contract dated as of January 18, 2013, by and between Celsion Corporation and Zhejiang Hisun Pharmaceutical Co. Ltd., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2013.

10.16***	Employment Offer Letter effective as of June 2, 2014, between the Company and Khursheed Anwer incorporated herein by reference to Exhibit 10.27 to the Annual Report of the Company for the year ended December 31, 2014.

10.17***	Amended and Restated Change in Control Agreement dated as of September 6, 2016, by and between the Company and Michael H. Tardugno, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2016.

10.18***	Amended and Restated Change in Control Agreement dated as of September 6, 2016, by and between the Company and Nicholas Borys, M.D., incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2016.

10.19***	Amended and Restated Change in Control Agreement dated as of September 6, 2016, by and between the Company and Jeffrey W. Church, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2016.

10.20***	Amended and Restated Change in Control Agreement dated as of September 6, 2016, by and between the Company and Timothy J. Tumminello, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2016.

10.21	Form of Securities Purchase Agreement incorporated herein by reference to Exhibit 10.33 to the Registration Statement on Form S-1 of the Company filed on February 13, 2017.

10.22	Lease Agreement dated January 15, 2018, by and between Celsion Corporation and HudsonAlpha Institute of Biotechnology for office and lab space located in Huntsville, Alabama incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2018.

10.23	Venture Loan and Security Agreement dated June 27, 2018, by and between Celsion Corporation and Horizon Technology Finance Corporation incorporated herein by reference to Exhibit 10.0 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2018.

10.24	First Amendment of Venture Loan and Security Agreement, dated as of August 1, 2020, by and among Celsion Corporation, Horizon Funding I, LLC, Horizon Funding Trust 2019-1, and Horizon Technology Finance Corporation, as Collateral Agent, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on September 4, 2020

10.25	Common Stock Purchase Agreement, dated August 31, 2018 between Celsion Corporation and Aspire Capital Fund, LLC incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on September 4, 2018.

10.26	Capital on DemandTM Sales Agreement, dated December 4, 2018, between Celsion Corporation and JonesTrading Institutional Services LLC incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on December 4, 2018.

10.27	Common Stock Purchase Agreement, dated October 28, 2019 between Celsion Corporation and Capital Fund, LLC incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on October 28, 2019.

10.28	Placement Agent Agreement, dated January 22, 2021, between Celsion Corporation and A.G.P./Alliance Global Partners, incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K of the Company, filed on January 25, 2021.

10.29	Form of Securities Purchase Agreement between Celsion Corporation and the investors therein, dated January 22, 2021, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on January 5, 2021.

10.30	Form of Securities Purchase Agreement between Celsion Corporation and the investors therein, dated February 27, 2020, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on March 3, 2020.

10.31	Settlement Agreement and Release, by and between the plaintiff to the shareholder action captioned O’Connor v. Braun, et al., N.J. Super., Dkt. No. MERC-00068-19, William J. O’Connor, derivatively on behalf of Celsion Corporation and individually on behalf of himself and all other similarly situated stockholders of Celsion Corporation and defendants, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed on June 16, 2020.

10.32	Form of Exercise Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on March 13, 2020.

21.1+	Subsidiaries of Celsion Corporation

23.1+	Consent of WithumSmith+Brown, PC, independent registered public accounting firm for the Company.

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

101**	The following materials from the Company’s Annual Report for the fiscal year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the audited Consolidated Balance Sheets, (ii) the audited Consolidated Statements of Operations, (iii) the audited Consolidated Statements of Comprehensive Loss, (iv) the audited Consolidated Statements of Cash Flows, (v) the audited Consolidated Statements of Changes in Stockholders’ Equity and (vi) Notes to Financial Statements.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, amended, and the omitted material has been separately filed with the Securities and Exchange Commission.
+	Filed herewith.
^	Furnished herewith.
**	XBRL information is filed herewith.
***	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELSION CORPORATION
Registrant

March 31, 2022	By:	/s/ MICHAEL H. TARDUGNO
Michael H. Tardugno
Chairman of the Board, President and Chief Executive Officer

March 31, 2022	By:	/s/ JEFFREY W. CHURCH
Jeffrey W. Church
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ MICHAEL H. TARDUGNO	Chairman of the Board, President and	March 31, 2022
(Michael H. Tardugno)	Chief Executive Officer (Principal Executive Officer)

/s/ JEFFREY W. CHURCH	Executive Vice President and Chief	March 31, 2022
(Jeffrey W. Church)	Financial Officer (Principal Financial Officer)

/s/ CONSTANTINE J. KARDARAS	Chief Accounting Officer	March 31, 2022
(Constantine J. Kardaras)

/s/ TIMOTHY J. TUMMINELLO	Controller	March 31, 2022
(Timothy J. Tumminello)

/s/ AUGUSTINE CHOW	Director	March 31, 2022
(Augustine Chow, Ph.D.)

/s/ FREDERICK J. FRITZ	Director	March 31, 2022
(Frederick J. Fritz)

/s/ ROBERT W. HOOPER	Director	March 31, 2022
(Robert W. Hooper)

/s/ DONALD BRAUN	Director	March 31, 2022
(Donald Braun, Ph.D.)

/s/ CHRISTINE PELLIZZARI	Director	March 31, 2022
(Christine A. Pellizzari)

/s/ STACY R. LINDBORG	Director	March 31, 2022
(Dr. Stacy R Lindborg)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Celsion Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Celsion Corporation (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion.

The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of goodwill

Description of the Matter

As described in Note 5, the Company’s Goodwill is tested for impairment at least annually on September 30 (or under certain circumstances, more frequently) using either a qualitative or quantitative approach. Under the quantitative approach, the Company compares the fair value of its singular reporting unit to its carrying amount, including goodwill. The Company uses the market capitalization to estimate the fair value of the reporting unit, which is based on the Company’s year-end stock price and shares of stock that are freely tradeable. As further discussed in Note 5, during the year ended December 31, 2021, the Company recorded a $2 million goodwill impairment charge.

Auditing the Company’s quantitative goodwill impairment tests involved subjective auditor judgment related to the determination of the reporting unit and due to the significant estimation required in management’s determination of the fair value of the reporting unit.

How the Critical Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing management’s process for developing the fair value estimate and evaluation of significant inputs. This included testing the completeness, accuracy, and relevance of underlying data used.

Valuation of In-process research and development (IPR&D)

Description of the Matter

As described in Note 5 to the consolidated financial statements, the Company has $13.3 million In-process research and development asset (“IPR&D”) as of December 31, 2021. The Company conducts impairment testing of indefinite-lived intangible assets on September 30 of each year. Management tests indefinite-lived intangible assets for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss is recognized when the asset’s carrying value exceeds its fair value. Due to the continuing slowdown in investment by public capital markets in the biotech industry and its impact on market capitalization rates in this sector during the fourth quarter of 2021, the Company also conducted a valuation analysis of its IPR&D for the ovarian cancer indication as of December 31, 2021. Based on the assessment performed as of December 31, 2021, management determined that the fair value of the IPR&D asset exceeded its carrying value and was not impaired. The estimated fair value of IPR&D was determined using the multi-period excess earnings approach. Estimating the fair value of the IPR&D asset requires various assumptions, including revenue and expense estimates, required costs to complete commercialization, timing and probability of commercialization, and the discount rate.

Auditing the IPR&D involved subjective auditor judgment, subjectivity, and effort in performing procedures relating to management’s significant assumptions. In addition, the audit effort involved the use of professionals with specialized skill and knowledge in performing these procedures and evaluating the audit evidence obtained.

How the Critical Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing management’s process for developing the fair value estimate. This included testing the completeness, accuracy, and relevance of underlying data used, and evaluating management’s assumption related to revenue and expense estimates, required costs to complete commercialization, timing and probability of commercialization, and the discount rate. Evaluating management’s assumptions included assessing the reasonableness of key assumptions by considering the historical results of peer companies, consistency with third-party industry data, and whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the multi-period excess earnings approach and the reasonableness of certain significant assumptions, including the discount rate.

Valuation of earn-out milestone liability

Description of the Matter

As described in Note 12 to the consolidated financial statements, the Company has $5.4 million Earn-out milestone liability as of December 31, 2021 representing the fair value of additional amounts that management believes may be paid related to the acquisition of EGEN, Inc. The determination of the recorded amount of the contingent consideration liabilities requires the Company to make significant estimates and assumptions.

We identified the measurement of the Earn-out milestone liability as a critical audit matter because auditing the Company’s valuation of the liability involved complex and challenging auditor judgment as the inputs to such valuation, such as the estimated probability of achieving the milestone, determining the settlement amount, and the assumed timing of milestone, are largely unobservable.

How the Critical Matter Was Addressed in the Audit

To test the estimated fair value of Earn-out milestone liability, our audit procedures included, among others, inspecting the terms of the executed agreement, testing the key inputs and significant assumptions discussed above. We evaluated the key assumptions and judgments considering observable industry and economic trends and standards, external data sources and regulatory factors. Our procedures included evaluating the data sources used by management in determining its assumptions and, where necessary, included an evaluation of available information that either corroborated or contradicted management’s conclusions. We involved our valuation specialists to assess the Company’s evaluation.

/s/ WithumSmith+Brown, PC

WithumSmith+Brown, PC

We have served as the Company’s auditor since 2017.

Princeton, New Jersey

March 31, 2022

PCAOB ID Number 100

CELSION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$19,586,272	$17,164,177
Investment in debt securities - available for sale, at fair value	29,803,095	–
Accrued interest receivable on investment securities	108,844	–
Advances and deposits on clinical programs and other current assets	2,447,413	1,660,695
Total current assets	51,945,624	18,824,872

Property and equipment (at cost, less accumulated depreciation and amortization)	477,011	294,551

Other assets:
Money market investments, restricted cash	6,000,000	–
Deferred income tax asset	1,383,446	1,845,823
In-process research and development, net	13,366,234	13,366,234
Goodwill	–	1,976,101
Operating lease right-of-use assets, net	690,995	1,047,336
Other intangible assets, net	–	113,660
Deposits and other assets	183,489	58,761
Total other assets	21,624,164	18,407,915

Total assets	$74,046,799	$37,527,338

See accompanying notes to the consolidated financial statements.

CELSION CORPORATION

CONSOLIDATED BALANCE SHEETS

(Continued)

	December 31,
	2021	2020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$2,547,251	$2,244,847
Other accrued liabilities	3,173,537	2,458,532
Notes payable – current portion, net of deferred financing costs	–	1,116,663
Operating lease liability - current portion	548,870	433,413
Deferred revenue - current portion	500,000	500,000
Total current liabilities	6,769,658	6,753,455

Earn-out milestone liability	5,396,000	7,018,000
Notes payable – non-current portion, net of deferred financing costs	5,854,461	3,934,497
Operating lease liability - non-current portion	230,749	710,305
Deferred revenue - non-current portion	–	500,000
Total liabilities	18,250,868	18,916,257

Commitments and contingencies	–	–

Stockholders’ equity:

Preferred Stock - $0.01 par value (100,000 shares authorized, and no shares issued or outstanding at December 31, 2021 and 2020)	–	–

Common stock - $0.01 par value (112,500,000 shares authorized; 5,770,538 and 2,713,424 shares issued at December 31, 2021 and 2020, respectively, and 5,770,516 and 2,713,402 shares outstanding at December 31, 2021 and 2020, respectively)	57,705	27,134
Additional paid-in capital	388,600,979	330,669,476
Accumulated other comprehensive loss	(7,974)	–
Accumulated deficit	(332,769,591)	(312,000,341)
Total stockholders’ equity before treasury stock	55,881,119	18,696,269

Treasury stock, at cost (22 shares at December 31, 2021 and 2020)	(85,188)	(85,188)
Total stockholders’ equity	55,795,931	18,611,081

Total liabilities and stockholders’ equity	$74,046,799	$37,527,338

See accompanying notes to the consolidated financial statements.

CELSION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2021	2020

Technology development and licensing revenue	$500,000	$500,000

Operating expenses:
Research and development	10,619,287	11,344,819
General and administrative	10,887,903	7,641,593
Total operating expenses	21,507,190	18,986,412

Loss from operations	(21,007,190)	(18,486,412)

Other income (expense):
Gain (loss) from change in earn-out milestone liability	1,622,000	(1,300,291)
Impairment of goodwill and in-process research and development	(1,976,101)	(2,370,257)
Loss on debt extinguishment	(234,419)	–
Investment income, net	10,996	119,907
Interest expense	(569,881)	(1,292,338)
Other income	1,899	7
Total other (expense) income, net	(1,145,506)	(4,842,972)

Loss before income tax benefit	(22,152,696)	(23,329,384)

Income tax benefit	1,383,446	1,845,823

Net loss	$(20,769,250)	$(21,483,561)

Net loss per common share - basic and diluted	$(3.83)	$(10.08)

Weighted average common shares outstanding - basic and diluted	5,426,953	2,130,750

See accompanying notes to the consolidated financial statements.

CELSION CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2021	2020

Net loss	$(20,769,250)	$(21,483,561)

Changes in:
Realized loss (gain) on investment securities recognized in investment income, net	7,149	(53,354)
Unrealized gain on investment securities	825	10,576
Other comprehensive loss (gain) income, net	7,974	(42,778)

Comprehensive loss	$(20,761,276)	$(21,526,339)

See accompanying notes to the consolidated financial statements.

CELSION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(20,769,250)	$(21,483,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	702,918	741,524
Change in fair value of earn-out milestone liability	(1,622,000)	1,300,291
Fair value of warrants issued in exchange for services	–	44,798
Stock-based compensation	3,759,737	1,851,391
Change in deferred income tax asset	462,377	(26,499)
Impairment of goodwill and in-process research and development	1,976,101	2,370,257
Amortization of deferred finance charges and debt discount associated with note payable	237,258	447,483
Net changes in:
Accrued interest receivable on investment securities	(108,844)	21,369
Advances and deposits on clinical programs and other current assets	(786,718)	(308,025)
Other assets	(124,728)	274,513
Accounts payable – trade	302,404	(618,102)
Deferred revenue	(500,000)	(500,000)
Other accrued liabilities	247,142	265,885)
Net cash used in operating activities	(16,223,603)	(15,618,676)

Cash flows from investing activities:
Purchases of investment in debt securities	(53,811,069)	(9,956,892)
Proceeds from sale and maturity of investment in debt securities	24,000,000	17,900,000
Purchases of property and equipment	(311,613)	(19,092)
Net cash (used in) provided by investing activities	(30,122,682)	7,924,016

Cash flows from financing activities:
Proceeds from issuance of common stock equity, net of issuance costs	52,688,946	22,811,669
Proceeds from issuance of common stock upon exercise of warrants	1,508,666	–
Proceeds from issuance of common stock upon exercise of stock options	4,725	371,895
Proceeds from notes payable	5,756,630	–
Payments on notes payable including end-of-term fees	(5,190,587)	(5,200,000)
Proceeds from Paycheck Protection Program (“PPP”) loans	–	1,324,750
Repayments on PPP loans	–	(1,324,750)
Net cash provided by financing activities	54,768,380	17,983,564

Change in cash, cash equivalents and restricted cash	8,422,095	10,288,904
Cash, cash equivalents and restricted cash at beginning of year	17,164,177	6,875,273
Cash, cash equivalents and restricted cash at end of year	$25,586,272	$17,164,177

See accompanying notes to the consolidated financial statements.

CELSION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year ended December 31,
	2021	2020
Supplemental disclosures of cash flow information:

Cash (paid for) received from:
Interest	$(357,277)	$(844,278)

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from lease payments	$568,269	$525,809

Non-cash financing and investing activities

Common stock issued to settle accrued bonuses	$–	$498,632

Fair value of warrants issued in connection with the debt facility, net of cancelled warrants	$–	$81,102

Realized and unrealized losses (gains), net, on investment in debt securities	$7,974	$(42,778)

See accompanying notes to the consolidated financial statements.

CELSION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2020

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accum. Other Compr.	Accumulated
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Total

Balance at January 1, 2020	1,550,388	$15,504	$305,102,721	22	$(85,188)	$42,778	$(290,516,780)	$14,559,035

Net loss	-	-	-	-	-	-	(21,483,561)	(21,483,561)

Sale of equity through equity financing facilities	1,111,615	11,116	22,800,553	-	-	-	-	22,811,669

Issuance of common stock upon exercise of options and vesting of stock awards	9,591	96	371,799	-	-	-	-	371,895

Issuance of common stock upon exercise of common stock warrants	13,151	132	(132)	-	-	-	-	-

Common stock issued to settle accrued bonuses	28,657	286	498,346	-	-	-	-	498,632

Common stock warrants issued in exchange for services	-	-	44,798	-	-	-	-	44,798

Stock-based compensation expense	-	-	1,851,391	-	-	-	-	1,851,391

Realized and unrealized gains and losses, net, on investment securities	-	-	-	-	-	(42,778)	-	(42,778)
Balance at December 31, 2020	2,713,402	$27,134	$330,669,476	22	$(85,188)	$-	$(312,000,341)	$18,611,081

See accompanying notes to the consolidated financial statements.

CELSION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2021

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accum. Other Compr.	Accumulated
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Total

Balance at January 1, 2021	2,713,402	$27,134	$330,669,476	22	$(85,188)	$-	$(312,000,341)	$18,611,081

Net loss	-	-	-	-	-	-	(20,769,250)	(20,769,250)

Sale of equity through equity financing facilities	2,975,503	29,755	52,659,191	-	-	-	-	52,688,946

Issuance of common stock upon exercise of options	500	5	4,720	-	-	-	-	4,725

Shares issued pursuant to warrant exercises	81,111	811	1,507,855	-	-	-	-	1,508,666

Realized and unrealized gains and losses, net, on investment securities	-	-	-	-	-	(7,974)	-	(7,974)

Stock-based compensation expense	-	-	3,759,737	-	-	-	-	3,759,737
Balance at December 31, 2021	5,770,516	$57,705	$388,600,979	22	$(85,188)	$(7,974)	$(332,769,591)	$55,795,931

See accompanying notes to the consolidated financial statements.

CELSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Basis of Presentation

The accompanying consolidated financial statements (“Financial Statements”) of Celsion have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. and include the accounts of the Company, CLSN Laboratories, Inc. and Celsion GmbH. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of the financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amount reported in the Company’s Financial Statements and accompanying notes. Actual results could differ materially from these estimates.

Events and conditions arising subsequent to the most recent balance sheet date through the date of the issuance of the Financial Statements have been evaluated for their possible impact on the Financial Statements and accompanying notes. No events and conditions would give rise to any information that required accounting recognition or disclosure in the Financial Statements other than those arising in the ordinary course of business.

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

Revenue Recognition

The Company’s sole revenue stream is related to the Hisun agreement described in Note 18. There were no accounts receivable as of December 31, 2020. Contract liabilities from the Hisun agreement amounted to $0.5 million and $1.0 million as of December 31, 2021 and 2020, respectively. Contract liabilities values represent the value of cash received before the services were provided.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments purchased with an original maturity of three months or less. A portion of these funds are not covered by FDIC insurance.

Restricted Cash

As a condition of the $10 million loan facility with Silicon Valley Bank (“SVB”) entered into on June 18, 2021 as further discussed in Note 8, the Company is required at all times to maintain on deposit with SVB as cash collateral in a segregated money market bank account in the name of the Company, unrestricted and unencumbered cash in an amount of at least 100% of the aggregate outstanding amount of the SVB loan facility. SVB may restrict withdrawals or transfers by or on behalf of the Company that would violate this requirement. The required reserve totaled $6.0 million as of December 31, 2021. This amount is presented in part as restricted cash in other non-current assets on the accompanying condensed consolidated balance sheets.

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

Short-Term Investments

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided over the estimated useful lives of the related assets, ranging from three to seven years, using the straight-line method. Amortization is recognized over the lesser of the life of the asset or the lease term. Major renewals and improvements are capitalized at cost and ordinary repairs and maintenance are charged against operating expenses as incurred. Depreciation expense was approximately $130,000 for each of the years ended December 31, 2021 and 2020, respectively.

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. There was no impairment of property or equipment during 2021 or 2020.

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

For the years ended December 31, 2021 and 2020, the total number of shares of common stock issuable upon exercise of warrants and equity awards is 618,800 and 565,399, respectively. For the year ended December 31, 2021 and 2020, diluted loss per common share is the same as basic loss per common share as all options and all other warrants that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted earnings attributable to common stockholders per common share as their effect would be anti-dilutive.

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

As more fully discussed in Note 9, on November 8, 2021, the Company received approval from the New Jersey Economic Development Authority to sell $1.5 million of its New Jersey net operating losses (“New Jersey NOLs”), recognizing a tax benefit for the year ended December 31, 2021 for the net proceeds (approximately $1.4 million) by reducing the net operating loss valuation allowance. As more fully discussed in Note 9, on December 1, 2021, the Company was notified by the New Jersey Economic Development Authority that its application was approved and the Company entered into an agreement to sell this NOL. On February 25, 2022, the Company received approximately $1.4 million upon completion of the sale of the 2020 New Jersey NOLs. The During 2020, the Company received approval to sell $2.0 million of its New Jersey NOLs, receiving net proceeds of approximately $1.9 million. As part of the Technology Business Tax Certificate Program sponsored by The New Jersey Economic Development Authority, emerging biotechnology companies with unused New Jersey NOLs and unused research and development credits are allowed to sell these benefits to other New Jersey-based companies. During 2021, the New Jersey State Legislature increased the maximum lifetime benefit per company from $15 million to $20 million, which will allow the Company to participate in this innovative funding program in future years for up to an additional $3.4 million in New Jersey NOLs under this maximum lifetime benefit. (see Note 2).

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

In February 2016, the FASB issued ASU No. 2016-02, Leases - Topic 842 (ASC Topic 842), which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the balance sheet. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update became effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period. We adopted ASC Topic 842 effective January 1, 2019 and elected to apply the available practical expedients and implement internal controls to enable the preparation of financial information on adoption. We identified two of our leases consisting of the New Jersey corporate office lease and the Alabama lab facility lease as being subject to ASC Topic 842. The adoption of this standard resulted in the recognition of right-of-use assets of approximately $1.4 million, related operating lease liabilities of $1.5 million and reduced other liabilities by approximately $0.1 million on the consolidated balance sheets as of January 1, 2019 with no material impact to the opening balance of retained earnings. See Note 15 for further discussions regarding the adoption of ASC Topic 842.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement of expected credit losses on certain financial instruments. The Company adopted ASU 2016-13 in its first quarter of 2021 utilizing the modified retrospective transition method. Based on the composition of the Company’s investment portfolio and current market conditions, the adoption of ASU 2016-13 did not have a material impact on its Financial Statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods. The adoption of this standard did not have a significant impact on the Company’s Financial Statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740). The standard simplifies the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740 related to the approach for intra-period tax allocation and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted this standard during the first quarter of 2021. The adoption of ASU 2019-12 did not have a material impact on its Financial Statements.

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

In May 2021, the FASB issued ASU No. 2021-04 “Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force)”. This ASU is intended to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The guidance clarifies whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The amendments in this ASU affect all entities that issue freestanding written call options that are classified in equity. The amendments do not apply to modifications or exchanges of financial instruments that are within the scope of another Topic and do not affect a holder’s accounting for freestanding call options. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. The Company is currently evaluating the impact of adopting ASU 2021-04 on its Financial Statements.

2. FINANCIAL CONDITION

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the U.S. Food and Drug Administration. The Company has not generated significant revenue and has incurred significant net losses in each year since our inception. As of December 31, 2021, the Company has incurred approximately $333 million of cumulative net losses. As of December 31, 2021, the Company had $56.9 million in cash and cash equivalents, short-term investments, interest receivable, net proceeds on the sale of net operating losses and restricted cash. The Company has substantial future capital requirements to continue its research and development activities and advance its product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

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

In January 2020, the World Health Organization declared an outbreak of coronavirus, COVID-19, to be a “Public Health Emergency of International Concern,” and the U.S. Department of Health and Human Services declared a public health emergency to aid the U.S. healthcare community in responding to COVID-19. This virus has spread to over 200 countries, including the U.S. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic impacts of the pandemic has introduced significant volatility in the financial markets. The Company did not observe significant impacts on its business or results of operations during 2021 or 2020 due to the global emergence of COVID-19. While the extent to which COVID-19 impacts the Company’s future results will depend on future developments, the pandemic and associated economic impacts could result in a material impact to the Company’s future financial condition, results of operations and cash flows.

The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the U.S. and worldwide resulting from the ongoing COVID-19 pandemic. The disruptions caused by COVID-19 may also disrupt the clinical trials process and enrollment of patients. This may delay commercialization efforts. The Company continues to monitor its operating activities in light of these events, and it is reasonably possible that the virus could have a negative effect on the Company’s financial condition and results of operations. The specific impact, if any, is not readily determinable as of the date of the Financial Statements.

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

Since 2018, the Company has annually submitted applications to sell a portion of the Company’s State of New Jersey net operating losses as part of the Technology Business Tax Certificate Program sponsored by The New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused New Jersey NOLs and unused research and development credits are allowed to sell these benefits to other New Jersey-based companies. In 2018 and 2019, the Company sold cumulative New Jersey NOLs from 2011 to 2018 totaling $13 million and received net proceeds of $12.2 million. As part of the Technology Business Tax Certificate Program, the Company sold $1.5 million and $2.0 million of its New Jersey NOLs in 2021 and 2020, respectively. The sale of these net operating losses resulted in net proceeds to the Company of approximately $1.4 million in 2021 and $1.9 million in 2020. During 2021, the New Jersey State Legislature increased the maximum lifetime benefit per company from $15 million to $20 million, which will allow the Company to participate in this funding program in future years for up to an additional $3.4 million in net operating losses under this maximum lifetime benefit.

In June 2018, the Company entered into a Credit Agreement with Horizon Technology Finance Corporation (“Horizon”) that provided $10 million in capital (the “Horizon Credit Agreement”). The obligations under the Horizon Credit Agreement are secured by a first-priority security interest in substantially all assets of Celsion other than intellectual property assets. Payments under the loan agreement are interest only (calculated based on one-month LIBOR plus 7.625%) for the first 24 months through July 2020, followed by a 21-month amortization period of principal and interest starting on August 1, 2020 and ending through the scheduled maturity date on April 1, 2023. On August 28, 2020, in connection with an Amendment to the Horizon Credit Agreement, Celsion repaid $5 million of the $10 million loan and $0.2 million in related end of term charges, and the remaining $5 million in obligations were restructured. As more fully discussed in Note 8 to the Financial Statements, in June 2021, the Company entered into a $10 million loan facility with SVB. The Company immediately used $6 million from this facility to retire all outstanding indebtedness with Horizon. The remaining $4 million under the Silicon Valley Bank loan facility (“SVB Loan Facility”) will be available to be drawn down up to 12 months after closing. The funding is in the form of money market secured indebtedness bearing interest at a calculated WSJ Prime-based variable rate (currently 3.25%). Payments under the loan agreement are interest only for the first 24 months after loan closing, followed by a 24-month amortization period of principal and interest through the scheduled maturity date.

The Company has based its estimates on assumptions that may prove to be wrong. The Company may need to obtain additional funds sooner or in greater amounts than it currently anticipates. Potential sources of financing include strategic relationships, public or private sales of the Company’s shares or debt, the sale of the Company’s New Jersey NOLs and other sources. If the Company raises funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of existing stockholders may be diluted. See Note 19 for a discussion of the Company’s issuance and redemption of Series A Preferred Stock and Series B Preferred Stock.

3. INVESTMENTS IN DEBT SECURITIES AVAILABLE FOR SALE

Investments in debt securities available for sale with a fair value of $29,803,095 as of December 31, 2021 consisted of U.S. Treasury securities and corporate debt securities. These investments are valued at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in accumulated other comprehensive loss. The Company only had investments in cash and cash equivalents as of December 31, 2020.

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

A summary of the cost, fair value and maturities of the Company’s short-term investments is as follows:

	December 31, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Short-term investments
U.S. Treasury securities	$14,786,982	$14,778,705	$-	$-
Corporate debt securities	15,024,087	15,024,390	-	-
Total	$29,811,069	$29,803,095	$-	$-

	December 31, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Short-term investment maturities
Within 3 months	$19,798,177	$19,799,835	$-	$-
Between 3-12 months	10,012,892	10,003,260	-	-
Total	$29,811,069	$29,803,095	$-	$-

The following table shows the Company’s investment in debt securities available for sale gross unrealized gains (losses) and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2021 and 2020. The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	December 31, 2021		December 31, 2020
Available for sale securities (all unrealized holding gains and losses are less than 12 months at date of measurement)	Fair Value	Unrealized Holding Gains (Losses)	Fair Value	Unrealized Holding Gains (Losses)

Investments in debt securities with unrealized gains	$8,999,580	$3,499	$-	$-
Investments in debt securities with unrealized losses	20,803,515	$(11,473)	-	-
Total	$29,803,095	$(7,974)	$-	$-

Investment income, which includes net realized losses on sales of available for sale securities and investment income interest and dividends, is summarized as follows:

	2021	2020
Interest and dividends accrued and paid	$18,145	$66,553
Realized (losses) gains	(7,149)	53,354
Investment income net	$10,996	$119,907

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

Cash and cash equivalents, other current assets, accounts payable and other accrued liabilities are reflected in the condensed consolidated balance sheet at their approximate estimated fair values primarily due to their short-term nature. The fair values of securities available for sale is determined by relying on the securities’ relationship to other benchmark quoted securities and classified its investments as Level 2 items in both 2021 and 2020. There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the years ended December 31, 2021 and 2020. The changes in Level 3 liabilities were the result of changes in the fair value of the earn-out milestone liability included in earnings and in-process R&D. The earnout milestone liability is valued using a risk-adjusted assessment of the probability of payment of each milestone, discounted to present value using an estimated time to achieve the milestone (see Note 12).

Assets and liabilities measured at fair value are summarized below:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Recurring items as of December 31, 2021
Corporate debt securities, available for sale	$29,803,095	$–	$–	$29,803,095

Non-recurring items as of December 31, 2021
In-process R&D (Note 5)	$13,366,234	$–	$–	$13,366,234

Recurring items as of December 31, 2020
Corporate debt securities, available for sale	$–	$–	$–	$–

Non-recurring items as of December 31, 2020
In-process R&D (Note 5)	$13,366,234	$–	$–	$13,366,234

Liabilities:

Recurring items as of December 31, 2021
Earn-out milestone liability (Note 12)	$5,396,000	$–	$–	$5,396,000

Recurring items as of December 31, 2020
Earn-out milestone liability (Note 12)	$7,018,000	$–	$–	$7,017,000

5. INTANGIBLE ASSETS

In June 2014, the Company completed the acquisition of substantially all of the assets of EGEN, Inc., an Alabama corporation (“EGEN”), which changed its company name to EGWU, Inc. after the closing of the acquisition (the “EGEN Acquisition”). We acquired all of EGEN’s right, title and interest in and to substantially all of the assets of EGEN, including cash and cash equivalents, patents, trademarks and other intellectual property rights, clinical data, certain contracts, licenses and permits, equipment, furniture, office equipment, furnishings, supplies and other tangible personal property. In addition, CLSN Laboratories assumed certain specified liabilities of EGEN, including the liabilities arising out of the acquired contracts and other assets relating to periods after the closing date.

Acquired In-process Research and Development.

Acquired in-process research and development (“IPR&D”) consists of EGEN’s drug technology platforms: TheraPlas and TheraSilence. The fair value of the IPR&D drug technology platforms was estimated to be $24.2 million as of the acquisition date. As of the closing of the acquisition, the IPR&D was considered indefinite lived intangible assets and will not be amortized. IPR&D is reviewed for impairment at least annually as of our third quarter ended September 30, and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. The Company’s IPR&D consisted of three core elements, its RNA delivery system, its glioblastoma multiforme cancer (“GBM”) product candidate and its ovarian cancer indication.

The Company’s ovarian cancer indication, with original value of $13.3 million, has not been impaired since its acquisition. At September 30, 2021 and 2020, the Company evaluated its IPR&D of the ovarian cancer indication and concluded that it is not more likely than not that the asset is impaired. Due to the continuing slowdown in investment by public capital markets in the biotech industry and its impact on market capitalization rates in this sector, the Company conducted a valuation analysis of its IPR&D for the ovarian cancer indication as of December 31, 2021. As part of the valuation analysis, the fair value of the intangible assets was estimated by discounting forecasted risk adjusted cash flows at a rate that approximated the cost of capital of a market participant. Management’s forecast of future cash flows was based on the income approach. Significant estimates, all of which are considered Level 3 inputs, were used in the fair value methodology, including the Company’s forecast regarding its future operations and likeliness of obtaining approval to sell its products, as well as other market conditions. Changes in these estimates could change the forecasted cash flows attributed to the IPR&D which could have a significant impact on the fair value of these assets. Based on this valuation analysis, the Company has concluded that it is not more likely than not that the asset is impaired as of December 31, 2021. As such, no impairment charges for IPR&D related to the ovarian cancer indication were recorded during 2021 or 2020.

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

Covenants Not to Compete

Pursuant to the EGEN Purchase Agreement, EGEN provided certain covenants (“Covenant Not To Compete”) to the Company whereby EGEN agreed, during the period ending on the seventh anniversary of the closing date of the acquisition on June 20, 2014, not to enter into any business, directly or indirectly, which competes with the business of the Company nor would it contact, solicit or approach any of the employees of the Company for purposes of offering employment. The Covenant Not to Compete which was valued at approximately $1.6 million at the date of the EGEN Acquisition has a definitive life and is amortized on a straight-line basis over its life of 7 years. The Company recognized amortization expense of $113,660 and $227,316 in 2021 and 2020, respectively. The carrying value of the Covenant Not to Compete was $113,660, net of $1,477,554 accumulated amortization, as of December 31, 2020 and is fully amortized by the end of 2021.

Goodwill

The purchase price exceeded the estimated fair value of the net assets acquired by approximately $2.0 million which was recorded as Goodwill. Goodwill represents the difference between the total purchase price for the net assets purchased from EGEN and the aggregate fair values of tangible and intangible assets acquired, less liabilities assumed. Goodwill is reviewed for impairment at least annually as of the Company’s third quarter ended September 30 or sooner if the Company believes indicators of impairment exist. As of September 30, 2021 and 2020, the Company’s fair value exceeded its carrying value and as such no impairment was recognized for Goodwill through the third quarter of 2021. Due to the continuing slowdown in investment in 2021 by public capital markets in the biotech industry and its impact on market capitalization rates in this sector, Goodwill was reviewed for impairment as of December 31, 2021. Based on this assessment, Company concluded that Goodwill was impaired. As of December 31, 2021, the Company wrote off the $2.0 million carrying value of this asset, thereby recognizing a non-cash charge of $2.0 million in the fourth quarter of 2021.

Following is a summary of the net fair value of the assets acquired in the EGEN Acquisition for the two years ended December 31, 2021:

	IPR&D	Goodwill	Covenant Not to Compete

Balance at January 1, 2020, net	$15,736,491	$1,976,101	$340,976
Amortization	-	-	(227,316)
Impairment charge	(2,370,257)	-	-
Balance at December 31, 2020, net	$13,366,234	$1,976,101	$113,660
Amortization	-	-	(113,660)
Impairment charge	-	(1,976,101)	-
Balance at December 31, 2021, net	$13,366,234	$-	$-

6. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2021 and 2020 consist of the following:

	December 31,
	2021	2020
Machinery and equipment (5-7 year life)	$3,106,069	$2,832,995
Furniture and fixtures (3-5 year life)	383,477	344,939
Leasehold improvements (5-7 year life)	343,203	343,202
	3,832,749	3,521,136
Less accumulated depreciation and amortization	(3,355,738)	(3,226,585)

Total	$477,011	$294,551

7. OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, 2021 and 2020 include the following:

	December 31,
	2021	2020
Amounts due to contract research organizations and other contractual agreements	$1,401,356	$636,000
Accrued payroll and related benefits	1,636,727	1,736,271
Accrued interest	16,792	–
Accrued professional fees	87,250	66,850
Other	31,412	19,411
Total	$3,173,537	$2,458,532

8. NOTES PAYABLE

The SVB Loan Facility

On June 18, 2021, the Company entered into a $10 million loan facility (the “SVB Loan Facility”) with Silicon Valley Bank (“SVB”). Celsion immediately drew down $6 million from the SVB Loan Facility and used the funds to retire all outstanding indebtedness with Horizon as further discussed below. Concurrently with this transaction, the Company used $6.0 million of other available funds to establish a restricted cash account which serves as security for the SVB Loan Facility. The remaining $4 million will be available to be drawn down up to 12 months after closing.

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

In connection with the SVB Loan Facility, the Company incurred financing fees and expenses totaling $243,370 which is recorded and classified as debt discount and are being amortized as interest expense using the effective interest method over the life of the loan. Also, in connection with the SVB Loan Facility, the Company is required to pay an end-of-term fee equal to 3.0% of the original loan amount at time of maturity. Therefore, these amounts totaling $300,000 are being amortized as interest expense using the effective interest method over the life of the loan. During the year ending December 31, 2021, the Company incurred interest expense of $106,709 and amortized $97,831 as interest expense for debt discounts and end-of-term fee in connection with the SVB Loan Facility.

Following is a schedule of future principal payments, net of unamortized debt discounts and amortized end-of-term fee, due on the SVB Loan Facility:

As of September 30,
2022	$–
2023	1,500,000
2024	3,000,000
2025 and thereafter	1,500,000
Subtotal of future principal payments	6,000,000
Unamortized debt premium, net	(145,539)
Total	$5,854,461

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

Pursuant to the Amendment, the remaining $5 million in obligations of Celsion under the Horizon Credit Agreement was secured by a first-priority security interest in substantially all assets of Celsion other than intellectual property assets. The obligations bore interest at a rate calculated based an amount by which the one-month LIBOR exceeds 2% plus 7.625%. In no event shall the interest rate be less than 9.625%. Payments pursuant to the Amendment were interest only for the first 12 months after August 1, 2020, followed by a 21-month amortization period of principal and interest through the scheduled maturity date on April 1, 2023. In addition, the remaining $5 million in obligations was subject to an end of term fee equal, in the aggregate, to $275,000, which amount was payable upon the maturity of the obligations or upon the date of final payment or default, as applicable. In connection with the Amendment, Celsion agreed to a liquidity covenant which provided that, at all times, Celsion maintain unrestricted cash and/or cash equivalents on deposit in accounts over which the applicable lenders maintained an account control agreement in an amount not less than $2.5 million. In addition, pursuant to the Amendment, Celsion agreed to provide evidence to Horizon on or before March 31, 2021, that it received aggregate cash proceeds of not less than $5 million from the sale of equity, debt, its New Jersey NOLs, or a combination thereof, subsequent to the date of the Amendment. The Company met this requirement during the fourth quarter of 2020.

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

As a fee in connection with the Horizon Credit Agreement, Celsion issued Horizon warrants exercisable for a total of 12,674 shares of Celsion’s common stock (the “Existing Warrants”) at a per share exercise price of $39.45. The Existing Warrants were immediately exercisable for cash or by net exercise from the date of grant and will expire after ten years from the date of grant. The Company valued the Existing Warrants issued using the Black-Scholes option pricing model and recorded a total of $507,116 as a direct deduction from the debt liability, consistent with the presentation of debt discounts, and are being amortized as interest expense using the effective interest method over the life of the loan. Pursuant to the Amendment, one-half of the aggregate Existing Warrants, exercisable for a total of 6,337 shares of Celsion’s common stock, have been canceled, and, in connection with the Amendment, Celsion issued Horizon new warrants exercisable at a per share exercise price equal to $15.15 for a total of 16,501 shares of Celsion’s common stock (the “New Warrants” and, together with the Existing Warrants, the “Warrants”). The remaining 6,337 Existing Warrants issued in connection with the Horizon Credit Agreement remain outstanding at a per share exercise price of $39.45.

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

During the year ending December 31, 2021, the Company incurred $225,920 in interest expense and amortized $139,428 as interest expense for debt discounts and end of term charges in connection with the Horizon Credit Agreement. During 2020, the Company incurred $808,899 in interest expense and amortized $483,439 as interest expense for debt discounts and end of term charges in connection with the Horizon Credit Agreement.

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

During the year ending December 31, 2021, the Company recorded a loss of $234,419 on the termination of the Horizon Credit Agreement, as amended, which represented the early termination fee and the end of term fees, net of previously amortized interest expense totaling $190,581 on the date of its payoff.

9. INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 2021 and 2020 consists of the following:

	2021	2020
Federal
Current	$-	$-
Deferred	-	-
State and Local	-	-
Current	-	-
Deferred	(1,383,446)	(1,845,823)
Total	$(1,383,446)	$(1,845,823)

A reconciliation of the Company’s statutory tax rate to the effective rate for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
Federal statutory rate	21.0%	21.0%
State taxes, net of federal tax benefit	7.8	7.8
Permanent differences	(15.0)	(5.3)
Other	–	–
Change in valuation allowance and deferred rate change, net	(7.6)	(15.5)
Effective tax rate	6.2%	8.0%

The components of the Company’s deferred tax asset as of December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
Net operating loss carryforwards	$64,915,000	$60,446,000
Other Deferred tax assets, net	5,213,000	5,182,000
Subtotal	70,128,000	65,628,000
Valuation allowance	(68,744,554)	(63,782,177)
Total deferred tax asset	$1,383,446	$1,845,823

The evaluation of the realizability of such deferred tax assets in future periods is made based upon a variety of factors that affect the Company’s ability to generate future taxable income, such as intent and ability to sell assets and historical and projected operating performance. As of December 31, 2020, the Company has established a valuation reserve for its deferred income tax assets other than those related to its New Jersey NOLs. At December 31, 2020, after its evaluation of its New Jersey NOLs as discussed more fully below, the Company reduced the valuation reserve and recognized $1.8 million as a deferred income tax asset. Such tax assets are available to be recognized and benefit future periods. As of December 31, 2020, the Company had federal net operating loss carryforwards of approximately $274 million, net of net operating losses utilized in prior years of which $225 million, if unused, will expire starting in 2022 through 2037. The Federal net operating loss generated for the years ended December 31, 2018, 2019 and 2020 of approximately $45 million can be carried forward indefinitely. However, the deduction for net operating losses incurred in tax years beginning after January 1, 2018 is limited to 80% of annual taxable income. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act provides for economic and cash liquidity stimulus through various means including payroll tax credits, payroll tax deferral, short-term changes in tax deductibility of interest expenses among other things. The Act also permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. Previously, NOLs generated after December 31, 2017 were limited to 80% of taxable income in future years. In addition, the CARES Act allows NOLs incurred in 2018 through 2021 to be carried back to each of the five preceding tax years. The Company evaluated the various aspects of the Act and determined that there was no material effect on the Financial Statements. As of December 31, 2021, the Company had state net operating loss carryforwards of approximately $58 million, net of net operating losses utilized in prior years, and, if unused, will expire starting in 2029 through 2040.

During 2021, 2020 and in prior years, the Company performed analyses to determine if there were changes in ownership, as defined by Section 382 of the Internal Revenue Code that would limit its ability to utilize certain net operating loss and tax credit carry forwards. The Company determined that it experienced ownership changes, as defined by Section 382, in connection with certain common stock offerings in July 2011, February 2013, June 2013, June 2015, February 2017, June 2017, October 2017, August 2018, February 2020 and January 2021. As a result, the utilization of the Company’s federal tax net operating loss carry forwards generated prior to the ownership changes are limited. As of December 31, 2021, the Company has net operating loss carry forwards for U.S. federal and state tax purposes of approximately $274 million, before excluding net operating losses that have been limited as a result of Section 382 limitations. The annual limitation due to Section 382 for net operating loss carry forward utilization is approximately $4.2 million per year for approximately $90 million in net operating loss carry forwards existing at the ownership change occurring in July 2011, approximately $1.4 million per year for approximately $34 million of additional net operating losses occurring from July 2011 to the ownership change that occurred in February 2013, approximately $1.5 million per year for approximately $4 million of additional net operating losses occurring from February 2013 to the ownership change that occurred in June 2013, approximately $1.6 million per year for approximately $40 million of additional net operating losses occurring from June 2013 to the ownership change that occurred in June 2015, approximately $0.3 million per year for approximately $35 million of additional net operating losses occurring from June 2015 to the ownership change that occurred in February 2017, approximately $0.3 million per year for approximately $7 million of additional net operating losses occurring from February 2017 to the ownership change that occurred in June 2017, approximately $0.8 million per year for approximately $5 million of additional net operating losses occurring from June 2017 to the ownership change that occurred in October 2017, approximately $1.5 million per year for approximately $30 million of additional net operating losses occurring from October 2017 to the ownership change that occurred in August 2018, approximately $0.8 million per year for approximately $15 million of additional net operating losses occurring from August 2018 to the ownership change that occurred in February 2020 and approximately $2.0 million per year for approximately $40 million of additional net operating losses occurring from February 2020 to the ownership change that occurred in January 2021. The utilization of these net operating loss carry forwards may be further limited if the Company experiences future ownership changes as defined in Section 382 of the Internal Revenue Code.

Sale of New Jersey Net Operating Losses

Since 2018, the Company has annually submitted applications to sell a portion of the Company’s New Jersey NOLs as part of the Technology Business Tax Certificate Program sponsored by The New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused New Jersey NOLs and unused research and development credits are allowed to sell these benefits to other New Jersey-based companies. In 2018 and 2019, the Company sold cumulative New Jersey NOLs from 2011 to 2018 totaling $13 million and received net proceeds of $12.2 million. As part of the Technology Business Tax Certificate Program, the Company sold $1.5 million and $2.0 million of its New Jersey NOLs in 2021 and 2020, respectively. The sale of these net operating losses resulted in net proceeds to the Company of approximately $1.4 million in 2021 and $1.9 million in 2020. During 2021, the New Jersey State Legislature increased the maximum lifetime benefit per company from $15 million to $20 million, which will allow the Company to participate in this funding program in future years for up to an additional $3.4 million in net operating losses under this maximum lifetime benefit.

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

Reverse Stock Split

On February 28, 2022, the Company effected a 15-for-1 reverse stock split of its common stock which was made effective for trading purposes as of the commencement of trading on March 31, 2022. As of that date, each 15 shares of issued and outstanding common stock and equivalents was consolidated into one share of common stock. All shares have been restated to reflect the effects of the 15-for-1 reverse stock split. In addition, at the market open on March 1, 2022, the Company’s common stock started trading under a new CUSIP number 15117N602 although the Company’s ticker symbol, CLSN, remained unchanged.

The reverse stock split was previously approved by the Company’s stockholders at the 2022 Special Meeting held on February 24, 2022, and the Company subsequently filed a Certificate of Amendment to its Certificate of Incorporation to effect the stock consolidation. The primary reasons for the reverse stock split and the amendment are:

●	To provide the Company with the ability to support its future anticipated growth and would provide greater flexibility to consider and respond to future business opportunities and needs as they arise, including equity financings and stock-based acquisitions of new technology and product development candidates. The availability of additional shares of Common Stock would permit the Company to undertake certain of the foregoing actions without delay and expense associated with holding a Special Meeting of Stockholders to obtain stockholder approval each time such an opportunity arises that would require the issuance of shares of our Common Stock; and,

●	To continue listing on The NASDAQ Capital Market, which requires that the Company comply with the applicable listing requirements under NASDAQ Marketplace Rules, which requirements include, among others, a minimum bid price of at least $1.00 per share. On December 2, 2021, the Company received a letter from NASDAQ indicating that the closing bid price of the Company’s Common Stock fell below $1.00 per share for the previous 30 consecutive business days, and that the Company was therefore not in compliance with the minimum bid price requirement for continued inclusion on The NASDAQ Capital Market. The Company had 180 calendar days, until May 31, 2022, to regain compliance with this requirement, which occurs when the closing bid price of the Company’s Common Stock is at least $1.00 per share for a minimum of ten consecutive business days during the 180-day compliance period.

Immediately prior to the reverse stock split, the Company had 86,557,736 shares of common stock outstanding which consolidated into 5,770,516 shares of the Company’s common stock. No fractional shares were issued in connection with the reverse stock split. Holders of fractional shares have been paid out in cash for the fractional portion with the Company’s overall exposure for such payouts consisting of a nominal amount. The amount of the Company’s outstanding convertible preferred stock were not affected by the reverse stock split. The number of outstanding options, stock awards and warrants were adjusted accordingly, with outstanding options and stock awards being reduced from approximately 6.6 million to approximately 0.4 million and outstanding warrants being reduced from approximately 2.5 million to approximately 0.2 million.

Capital on DemandTM Sales Agreement

On December 4, 2018, the Company entered into the Capital on Demand Agreement with JonesTrading, pursuant to which the Company may offer and sell, from time to time, through JonesTrading shares of Common Stock having an aggregate offering price of up to $16.0 million.

During 2020, the Company sold and issued an aggregate of 0.3 million shares under the Capital on Demand Agreement, receiving approximately $6.2 million in gross proceeds. During 2021, the Company has sold 0.5 million shares under the Capital on Demand Agreement, receiving approximately $6.9 million in gross proceeds under the Capital on Demand Agreement.

February 2020 Registered Direct Offering

On February 27, 2020, the Company entered into a Securities Purchase Agreement (the “February 2020 Purchase Agreement”) with several institutional investors, pursuant to which the Company issued and sold, in a registered direct offering (the “February 2020 Offering”), an aggregate of 304,761 shares of its common stock at an offering price of $15.75 per share for gross proceeds of approximately $4.8 million before the deduction of the Placement Agent fees and offering expenses. The February 2020 Purchase Agreement contained customary representations, warranties and agreements by the Company and customary conditions to closing. In a concurrent private placement, the Company issued to the investors that participated in the February 2020 Offering, for no additional consideration, warrants to purchase up to 198,095 shares of common stock (the “Original Warrants”). The Original Warrants were initially exercisable six months following their date of issue and were set to expire on the five-year anniversary of such initial exercise date. The Original Warrants had an exercise price of $17.25 per share subject to adjustment as provided therein. On March 12, 2020, the Company entered into private exchange agreements (the “Exchange Agreements”) with holders of the Original Warrants. Pursuant to the Exchange Agreements, in return for a higher exercise price of $18.60 per share of Common Stock, the Company issued new warrants to the investors to purchase up to 213,333 shares of Common Stock (the “Exchange Warrants”) in exchange for the Original Warrants. The Exchange Warrants, like the Original Warrants, are initially exercisable six months following their issuance (the “Initial Exercise Date”) and expire on the five-year anniversary of their Initial Exercise Date. Other than having a higher exercise price, different issue date, Initial Exercise Date and expiration date, the terms of the Exchange Warrants are identical to those of the Original Warrants. On July 31, 2020, the Company filed a Form S-3 Registration Statement to register the shares of common stock issuable under the Exchange Warrants; the Registration Statement was declared effective by the SEC on August 13, 2020. No Exchange Warrants were exercised during 2020. During 2021, the Company has issued 81,111 million shares pursuant to investors exercising Exchange Warrants, receiving approximately $1.5 million.

Underwritten Offering

On June 22, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc. (the “Underwriter”), relating to the issuance and sale (the “Underwritten Offering”) of 177,777 shares of the Company’s common stock. Pursuant to the terms of the Underwriting Agreement, the Underwriter agreed to purchase the shares at a price of $52.3125 per share. The Underwriter offered the shares at a public offering price of $56.25 per share, reflecting an underwriting discount equal to $3.9375, or 7.0% of the public offering price. The net proceeds to the Company from the Underwritten Offering, after deducting the underwriting discount and estimated offering expenses payable by the Company, were approximately $9.1 million.

The Underwriting Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriter including for liabilities under the Securities Act, other obligations of the parties, and termination provisions. Pursuant to the Underwriting Agreement, until December 31, 2020, the Underwriter had a right of first refusal to act as sole underwriter, initial purchaser, placement/selling agent, or arranger, as the case may be, on any new financing for the Company (excluding equipment lease financings, loans or grants from governmental authorities or in connection with government programs and financings relating to or sales of tax attributes) during such period. The Underwriter had the sole right to determine whether or not any other broker dealer shall have the right to participate in any such offering and the economic terms of any such participation. Pursuant to the Underwriting Agreement, subject to certain exceptions, the Company and certain of the Company’s executive officers and directors agreed that, without the prior written consent of the Underwriter and subject to certain negotiated exceptions, they will not, for a period of 60 days, in either case, following the date of the final prospectus supplement, sell or otherwise dispose of any of the Company’s securities held by them.

LPC Purchase Agreement

On September 8, 2020, the Company entered into a purchase agreement (the “LPC Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right to sell to Lincoln Park up to $26.0 million of shares of the Company’s common stock at the Company’s discretion. During 2020, the Company sold and issued an aggregate of 218,854 shares, including 29,188 commitment shares provided to Lincoln Park, under the LPC Purchase Agreement, receiving approximately $2.2 million in gross proceeds. On January 21, 2021, the Company terminated the LPC Purchase Agreement. The Company did not sell any shares under the LPC Purchase Agreement in 2021.

January 2021 Registered Direct Offering

On January 22, 2021, the Company entered into a Securities Purchase Agreement (the “January 2021 Purchase Agreement”) with several institutional investors, pursuant to which the Company issued and sold, in a registered direct offering (the “January 2021 Offering”), an aggregate of 1,728,395 shares of the Company’s common stock at an offering price of $20.25 per share for gross proceeds of approximately $35 million before the deduction of the January 2021 Placement Agents (as defined below) fee and offering expenses. The closing of the January 2021 Offering occurred on January 26, 2021.

In connection with the January 2021 Offering, the Company entered into a placement agent agreement with A.G.P./Alliance Global Partners (“AGP,” and together with Brookline Capital Markets, the “January 2021 Placement Agents”) pursuant to which the Company agreed to pay the January 2021 Placement Agents a cash fee equal to 7% of the aggregate gross proceeds raised from the sale of the securities sold in the January 2021 Offering and reimburse the January 2021 Placement Agents for certain of their expenses in an amount not to exceed $82,500.

March 2021 Registered Direct Offering

On March 31, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 Purchase Agreement”) with several institutional investors, pursuant to which the Company issued and sold, in a registered direct offering (the “March 2021 Offering”), an aggregate of 769,230 shares of the Company’s common stock, at an offering price of $19.50 per share for gross proceeds of approximately $15 million before the deduction of the placement agents fee and offering expenses. The closing of the offering occurred on April 5, 2021.

In connection with the March 2021 Offering, the Company entered into a placement agent agreement (the “March 2021 Placement Agent Agreement”) with AGP, as lead placement agent (together with JonesTrading Institutional Services LLC and Brookline Capital Markets, a division of Arcadia Securities, LLC, serving as co-placement agents, the “March 2021 Placement Agents”), pursuant to which the Company agreed to pay the March 2021 Placement Agents an aggregate cash fee equal to 7% of the aggregate gross proceeds raised from the sale of the securities sold in the offering and reimburse the Placement Agents for certain of their expenses in an amount not to exceed $82,500.

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

2019 Aspire Purchase Agreement

In 2019, Company, entered into the 2019 Aspire Purchase Agreement with Aspire Capital. Pursuant to the 2019 Aspire Purchase Agreement, Aspire Capital was committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 24-month term of the 2019 Aspire Purchase Agreement. On March 5, 2020, the Company delivered notice to Aspire Capital terminating the 2019 Aspire Purchase Agreement effective as of March 6, 2020. During the first quarter of 2020, the Company sold 66,666 million shares of common stock under the 2019 Aspire Purchase Agreement and received $1.6 million in gross proceeds.

Series A and Series B Convertible Redeemable Preferred Stock Offering

On January 10, 2022, the Company entered into a Securities Purchase Agreement (the “Preferred Stock Purchase Agreement”) with several institutional investors, pursuant to which the Company agreed to issue and sell, in concurrent registered direct offerings (the “Preferred Offerings”), (i) 50,000 shares of the Company’s Series A Convertible Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), and (ii) 50,000 shares of the Company’s Series B Convertible Redeemable Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”), in each case at an offering price of $285 per share, representing a 5% original issue discount to the stated value of $300 per share, for gross proceeds of each Preferred Offering of $14.25 million, or approximately $28.50 million in the aggregate for the Preferred Offerings, before the deduction of the Placement Agent’s (as defined below) fee and offering expenses. The shares of Series A Preferred Stock have a stated value of $300 per share and are convertible, at a conversion price of $13.65 per share, into 1,098,901 shares of common stock (subject in certain circumstances to adjustments). The shares of Series B Preferred Stock have a stated value of $300 per share and are convertible, at a conversion price of $15.00 per share, into 1,000,000 shares of common stock (subject in certain circumstances to adjustments). The closing of the Preferred Offerings occurred on January 13, 2022.

The Company held a special meeting of stockholders to consider an amendment (the “Amendment”) to the Company’s Certificate of Incorporation, as amended (the “Charter”), to effect a reverse stock split of the outstanding shares of common stock (“Common Stock”) by a ratio to be determined by the Board of Directors of the Company (the “Reverse Stock Split”), ranging from 7-to-1 to, 10-to-1, 12-to-1 or 15-to-1. The investors have agreed in the Purchase Agreement to not transfer, offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of the shares of the Preferred Stock until the Reverse Stock Split, to vote the shares of the Series A Preferred Stock purchased in the Preferred Offerings in favor of such Amendment and to vote the shares of the Series B Preferred Stock purchased in the Preferred Offerings in a manner that “mirrors” the proportions on which the shares of Common Stock (excluding any shares of Common Stock that are not voted) and Series A Preferred Stock are voted on the Reverse Stock Split and the Amendment. The Amendment required the approval of the majority of the votes associated with the Company’s outstanding stock entitled to vote on the proposal.

Pursuant to the Purchase Agreement, the Company filed two certificates of designation (the “Certificates of Designation”) with the Secretary of the State of Delaware designating the rights, preferences and limitations of the shares of Preferred Stock. The Certificates of Designation provided, in particular, that the Preferred Stock has no voting rights, other than the right to vote as a class on certain specified matters, except that (i) each share of Series A Preferred Stock has the right to vote, on an as converted basis, on the Reverse Stock Split (together with the Company’s Common Stock and the Series B Preferred Stock as a single class), and (ii) each share of Series B Preferred Stock has the right to cast 3,000 votes per share of Series B Preferred Stock on the Reverse Stock Split.

The holder of Preferred Stock will be entitled to dividends, on an as-if converted basis, equal to dividends actually paid, if any, on shares of Common Stock. The Preferred Stock is convertible into shares of Common Stock at a rate of $13.65 per share for the Series A Preferred Stock and $15.00 per share for the Series B Preferred Stock, subject to adjustment. The Preferred Stock can be converted at the option of the holder at any time after the Company has received stockholder approval for the Reverse Stock Split and filed the requisite Amendment with the Delaware Secretary of State’s office to effectuate the Reverse Stock Split (the “Reverse Stock Split Date”), subject to beneficial ownership limitations set forth in the applicable Certificate of Designation. In addition, on or after the Reverse Stock Split Date, and subject to the satisfaction of certain conditions, the Company can cause the holder of the Preferred Stock to convert their shares of Preferred Stock, subject to such beneficial ownership limitations.

Each holder of the Preferred Stock has the right to cause the Company to redeem all or part of their shares of the Preferred Stock from the earlier of receipt of stockholder approval of the Reverse Stock Split or of 90 days following the original issue date until 120 days following the original issue date, the “Redemption Date,” in cash at a redemption price equal to 105% of the stated value plus an amount equal to accumulated but unpaid dividends, if any, on such shares (whether or not earned or declared, but excluding interest on such dividends) up to, but excluding, the Redemption Date.

On March 3, 2022, the Company redeemed for cash at a price equal to 105% of the $300 stated value per share all of its 50,000 outstanding shares of Series A Preferred Stock and its 50,000 Series B Preferred Stock. As a result, all shares of the Preferred Stock have been retired and are no longer outstanding and Celsion’s only class of outstanding stock is its common. Each share of common stock entitles the holder to one vote.

In connection with the Preferred Offerings, the Company entered into a placement agent agreement (the “Placement Agent Agreement”) with AGP pursuant to which the Company agreed to pay AGP an aggregate cash fee equal to $1,000,000 and reimburse AGP for certain of their expenses in an amount not to exceed $110,000.

The Placement Agent Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and AGP, including for liabilities under the Securities Act, other obligations of the parties and termination provisions.

11. STOCK-BASED COMPENSATION

The Company has long-term compensation plans that permit the granting of equity-based awards in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, other stock awards, and performance awards.

At the 2018 Annual Stockholders Meeting of the Company held on May 15, 2018, stockholders approved the Celsion Corporation 2018 Stock Incentive Plan (the “2018 Plan”). The 2018 Plan, as adopted, permits the granting of 180,000 shares of Celsion common stock as equity awards in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, other stock awards, performance awards, or in any combination of the foregoing. At the 2019 Annual Stockholders Meeting of the Company held on May 14, 2019, stockholders approved an amendment to the 2018 Plan whereby the Company increased the number of common stock shares available by 80,000 to a total of 260,000 under the 2018 Plan, as amended. Prior to the adoption of the 2018 Plan, the Company had maintained the Celsion Corporation 2007 Stock Incentive Plan (the “2007 Plan”). At the 2020 Annual Stockholders Meeting of the Company held on June 15, 2020, stockholders approved an amendment to the 2018 Plan, as previously amended, whereby the Company increased the number of shares of common stock available by 166,667 to a total of 426,667 under the 2018 Plan, as amended. At the 2021 Annual Stockholders Meeting of the Company held on June 10, 2021, stockholders approved an amendment to the 2018 Plan, as previously amended, whereby the Company increased the number of shares of common stock available by 513,333 to a total of 940,000 under the 2018 Plan, as amended.

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

On September 28, 2018, and again on February 19, 2019, the Compensation Committee of the Board of Directors approved the grant of (i) inducement stock options (the “Inducement Option Grants”) to purchase a total of 10,933 and 9,332 shares of Celsion common stock, respectively and (ii) inducement restricted stock awards (the “Inducement Stock Grants”) totaling 1,266 and 8,666 shares of Celsion common stock to five new employees collectively. Each award has a grant date of the date of grant. Each Inducement Option Grant has an exercise price per share equal to $41.55 and $32.70 which represents the closing price of Celsion’s common stock as reported by Nasdaq on September 28, 2018 and February 19, 2019, respectively. Each Inducement Option Grant vests over three years, with one-third vesting on the one-year anniversary of the employee’s first day of employment with the Company and one-third vesting on the second and third anniversaries thereafter, subject to the new employee’s continued service relationship with the Company on each such date. Each Inducement Option Grant has a ten-year term and is subject to the terms and conditions of the applicable stock option agreement. Each of Inducement Stock Grant vested on the one-year anniversary of the employee’s first day of employment with the Company is subject to the new employee’s continued service relationship with the Company through such date and is subject to the terms and conditions of the applicable restricted stock agreement.

As of December 31, 2021, there were a total of 946,561 shares of Celsion common stock reserved for issuance under the 2018 Plan, which were comprised of 433,676 shares of Celsion common stock subject to equity awards previously granted under the 2018 Plan and 2007 Plan and 512,884 shares of Celsion common stock available for future issuance under the 2018 Plan. As of December 31, 2021, there were a total of 9,332 shares of Celsion common stock subject to outstanding inducement awards.

Total compensation cost related to stock options and restricted stock awards was approximately $3.8 million and $1.9 million during 2021 and 2020, respectively. Of these amounts, $1.4 million and $0.8 million was charged to research and development expenses during 2021 and 2020, respectively, and $2.4 million and $1.1 million was charged to general and administrative expenses during 2021 and 2020, respectively. In connection with the Company’s annual 2019 bonus program, the Company issued 429,855 shares of common stock from the 2018 Stock Incentive Plan in March 2020 in lieu of paying cash for 50% of the annual bonus awards. These amounts were fully accrued for in the Financial Statements for the year ended December 31, 2019.

A summary of stock option awards as of December 31, 2021 and changes during the two-year period ended December 31, 2021 is presented below:

Stock Options	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	288,808	$39.45
Options granted	44,683	$51.15
Options exercised	(9,390)	$39.60
Options canceled or expired	(15,788)	$32.07
Outstanding at December 31, 2020	308,313	$41.55
Options granted	148,016	$32.09
Options exercised	(500)	$9.45
Options canceled or expired	(14,404)	$38.23
Outstanding at December 31, 2021	441,425	$38.70	7.4	$–

Exercisable at December 31, 2021	292,332	$40.58	6.9	$–

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2021 and changes during the two-year period ended December 31, 2021, is presented below:

Restricted Stock	Number Outstanding	Weighted Average Grant Date Fair Value
Non-vested stock awards outstanding at January 1, 2020	583	$23.85
Granted	28,773	$17.37
Vested and issued	(28,940)	$17.46
Forfeited	(233)	$23.85
Non-vested stock awards outstanding at December 31, 2020	183	$14.70
Granted	1,466	$13.48
Forfeited	(66)	$33.30
Non-vested stock awards outstanding at December 31, 2021	1,583	$14.25

A summary of stock options outstanding at December 31, 2021 by price range is as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price

Up to $30.00	39,316	8.4	$21.93	17,648	7.8	$25.20
$30.01 to $75.00	397,903	7.5	$37.59	270,478	6.9	$37.80
Above $75.00	4,206	4.2	$282.27	4,206	4.3	$284.10
	441,425			292,332

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

	Year Ended December 31,
	2021	2020
Risk-free interest rate	1.54 % to 1.74%	0.65% to 1.33%
Expected volatility	106.8% to 113.2%	100.4% to 109.1%
Expected life (in years)	7.5 to 10.0	7.5 to 10.0
Expected dividend yield	0.0%	0.0%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. As of December 31, 2021, there was $1.7 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.0 years.

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

On March 28, 2019, the Company and EGWU, Inc., entered into the Amended Asset Purchase Agreement. Pursuant to the Amended Asset Purchase Agreement, payment of the earnout milestone liability related to the Ovarian Cancer Indication of $12.4 million has been modified. The Company has the option to make the payment as follows:

a)	$7.0 million in cash within 10 business days of achieving the milestone; or
b)	$12.4 million in cash, common stock of the Company, or a combination of either, within one year of achieving the milestone.

The Company provided EGWU, Inc. 13,333 warrants to purchase common stock at a strike price of $0.15 per warrant share as consideration for entering into this amended agreement. The warrant shares have no expiration and were fair valued at $30.00 using the closing price of a share of Celsion stock on the date of issuance offset by the exercise price and recorded as a non-cash expense in the income statement and were classified as equity on the balance sheet. In October of 2020, EGWU, Inc. elected to receive 13,151 shares through a non-cash conversion and exercised all 13,333 warrant shares.

At December 31, 2021, the Company fair valued the earn-out milestone liability at $5.4 million and recognized a non-cash gain of $1.6 million during 2021 as a result of the change in the fair value of the earn-out milestone liability of $7.0 million at December 31, 2020. In assessing the fair value of the earnout milestone liability at December 31, 2021, the Company considered each of the settlement provisions per the Amended Asset Purchase Agreement and equally weighted the probability of a cash or cash and common stock payment.

At December 31, 2020, the Company fair valued the earn-out milestone liability at $7.0 million and recognized a non-cash charge of $1.3 million during 2020 as a result of the change in the fair value of earn-out milestone liability of $5.7 million at December 31, 2019. In assessing the fair value of the earnout milestone liability at December 31, 2020, the Company considered each of the settlement provisions per the Amended Asset Purchase Agreement and equally weighted the probability of a cash or cash and common stock payment.

The following is a summary of the changes in the earn-out milestone liability for 2020 and 2021:

Balance at January 1, 2020	$5,717,709
Non-cash loss from the adjustment for the change in fair value included in 2020 net loss	1,300,291
Balance at December 31, 2020	7,018,000
Non-cash gain from the adjustment for the change in fair value included in 2021 net loss	(1,622,000)
Balance at December 31, 2021	$5,396,000

13. WARRANTS

Following is a summary of all warrant activity for the two years ended December 31, 2021:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price
Warrants outstanding at January 1, 2020	41,739	$28.05
Warrants issued during 2020	234,834	$18.15
Warrants exercised during 2020 (see Note 12)	(13,333)	$0.15
Warrants cancelled during 2020	(6,337)	$39.45
Warrants outstanding and exercisable at December 31, 2020	256,903	$20.10
Warrants exercised during 2021 (see Note 10)	(81,111)	$18.60
Warrants outstanding and exercisable at December 31, 2021	175,792 *	$21.00

Aggregate intrinsic value of outstanding warrants at December 31, 2021	$-0-

Weighted average remaining contractual terms (years)	3.9 *

*	Warrants to exercise 7,273 shares of common stock at an exercise price of $48.30 per share expired on February 21, 2022.

In connection with the February 2020 Registered Direct financing (Note 10), the Company issued warrants to purchase 213,333 shares of common stock in February 2020 of which 81,111 of these were exercised during 2021. In connection with the Horizon Credit Agreement Amendment, the Company cancelled warrants to purchase 6,337 shares of common stock and issued warrants to purchase 16,501 shares of common stock in August 2020. Pursuant to a consulting agreement dated September 21, 2020, the Company issued warrants to purchase 5,000 shares of common stock vesting immediately and having a 4-year term. The shares underlying these warrants are unregistered and have a strike price of $11.85 per share. The Company fair valued these warrants $9.00 per share, recognizing $45,000 as professional fee expense.

14. CELSION EMPLOYEE BENEFIT PLANS

Celsion maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees over the age of 21. Participating employees may defer a portion of their pretax earnings, up to the IRS annual contribution limit. The Company makes a matching contribution up to a maximum of 3% of an employee’s annual salary. The Company’s total matching contributions for the years ended December 31, 2021 and 2020 was $107,000 and $111,000, respectively. The Company also provided a discretionary contribution totaling $172,000 and $178,000 in 2021 and 2020, respectively. The discretionary contribution represented 5% both years of each eligible participant’s annual salary in 2021 and 2020, respectively. Each year’s discretionary contribution was paid out in January of the following year.

15. LEASES

In 2011, the Company executed a lease (the “Lease”) with Brandywine Operating Partnership, L.P. (Brandywine), a Delaware limited partnership, for a 10,870 square foot premises located in Lawrenceville, New Jersey and relocated its offices to Lawrenceville, New Jersey from Columbia, Maryland. The Lease had an initial term of 66 months. In late 2015, Lenox Drive Office Park LLC, purchased the real estate and office building and assumed the Lease. This Lease was set to expire on April 30, 2017. In April 2017, the Company and the landlord amended the Lease effective May 1, 2017. The 1st Lease Amendment extended the term of the agreement for an additional 64 months, reduced the premises to 7,565 square feet, reduced the monthly rent and provided four months free rent. The monthly rent ranged from approximately $18,900 in the first year to approximately $20,500 in the final year of the 1st Lease Amendment. Effective January 9, 2019, the Company amended the terms of the 1st Lease Amendment to increase the size of the premises by 2,285 square feet to 9,850 square feet and extended the lease term by one year to September 1, 2023. The Company had a one-time option to cancel the lease after 40 months as part of the 1st Lease Amendment, which was extended with the 2nd Lease Amendment. The option to cancel the lease expired on August 31, 2020. The monthly rent under the 2nd Lease Amendment ranges from approximately $25,035 in the first year to approximately $27,088 in the final year of the lease.

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

As previously mentioned in Note 4, the Company adopted ASC Topic 842 on January 1, 2019 using the modified retrospective transition method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning January 1, 2019 are presented under ASC Topic 842, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 840, Leases. The standard had a material impact on the Company’s Consolidated Condensed Balance Sheet but had no impact on the Company’s consolidated net earnings and cash flows. The most significant impact of adopting ASC Topic 842 was the recognition of the right-of-use (ROU) asset and lease liabilities for operating leases, which are presented in the following three-line items on the Consolidated Condensed Balance Sheet: (i) operating lease right-of-use asset; (ii) current operating lease liabilities; and (iii) operating lease liabilities. Therefore, on date of adoption of ASC Topic 842, the Company recognized a ROU asset of $1.4 million, operating lease liabilities, current and non-current collectively, of $1.5 million and reduced other liabilities by approximately $0.1 million. The Company elected the package of practical expedients for leases that commenced before the effective date of ASC Topic 842 whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. In addition, the Company has lease agreements with lease and non-lease components, and the Company has elected the practical expedient for all underlying asset classes and account for them as a single lease component. The Company has no finance leases. The Company determines if an arrangement is a lease at inception. The Company has operating leases for office space and research and development facilities. Neither of the Company’s leases include options to renew, however, one contains an option for early termination. The Company has considered the option of early termination in measurement of right-of-use assets and lease liabilities and has determined it is not reasonably certain to be terminated. In connection with the 2nd Lease Amendment for the New Jersey office lease in January 2019, the Company considered this as one modified lease and not as two separate leases. Therefore, in January 2019, the Company determined this lease was an operating lease and remeasured the ROU asset and lease liability. Therefore, the Company increased the ROU asset and operating lease liabilities by $0.4 million to $1.8 million and $1.9 million, respectively. Following is a table of the lease payments and maturity of the Company’s operating lease liabilities as of December 31, 2021:

For the year ending December 31,
2022	$601,495
2023	238,609
2024 and thereafter	-
Subtotal future lease payments	840,104
Less imputed interest	(60,485)
Total lease liabilities	$779,619

Weighted average remaining life	1.45 years

Weighted average discount rate	9.98%

For 2021, operating lease expense was $560,513 and cash paid for operating leases included in operating cash flows was $568,269. For 2020, operating lease expense was $522,380 and cash paid for operating leases included in operating cash flows was $525,809.

16. COMMITMENTS AND CONTINGENCIES

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

In August 2021, a complaint regarding a corporate books and records demand was filed against the Company in the Court of Chancery of the State of Delaware, captioned Pacheco v. Celsion Corporation, Case No. 2021-0705. The plaintiff alleges he is entitled to inspect the Company’s books and records concerning the OPTIMA Study and other materials. The Company believes that the scope of the demand is without merit and intends to defend it vigorously. Due to the early stage of the case neither the likelihood that a loss, if any, will be realized, nor an estimate of possible loss or range of loss, if any, can be determined.

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

The total number of shares issuable to Duke under these provisions is subject to adjustment in certain cases, and Duke has piggyback registration rights for public offerings taking place more than one year after the effective date of the license agreement. On January 31, 2003, the Company issued 253,691 shares of common stock to Duke University valued at $2.2 million as payment for milestone-based royalties under this license agreement. An amendment to the Duke license agreement contains certain development and regulatory milestones, and other performance requirements that the Company has met with respect to the use of the licensed technologies. The Company will be obligated to make royalty payments based on sales to Duke upon commercialization, until the last of the Duke patents expire. For the years ended December 31, 2021 and 2020, the Company has not incurred any expense under this agreement and will not incur any future liabilities until commercial sales commence.

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

19. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the date of the balance sheet through the date of the Financial Statements.

In January 2022, the Company invested $250,000 in a company which uses next generation gene modulation tools providing services to the Huntsville operations. The funds are in the form of a senior convertible note that bears fixed interest and is classified as a short-term investment on the balance sheet.

On January 10, 2022, the Company entered into a Securities Purchase Agreement (the “Preferred Stock Purchase Agreement”) with several institutional investors, pursuant to which the Company agreed to issue and sell, in concurrent registered direct offerings (the “Preferred Offerings”), (i) 50,000 shares of the Company’s Series A Convertible Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), and (ii) 50,000 shares of the Company’s Series B Convertible Redeemable Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”), in each case at an offering price of $285 per share, representing a 5% original issue discount to the stated value of $300 per share, for gross proceeds of each Offering of $14.25 million, or approximately $28.50 million in the aggregate for the Offerings, before the deduction of the Placement Agent’s (as defined below) fee and offering expenses. The shares of Series A Preferred Stock will have a stated value of $300 per share and will be convertible, at a conversion price of $13.65 per share, into 1,098,901 shares of common stock (subject in certain circumstances to adjustments). The shares of Series B Preferred Stock will have a stated value of $300 per share and will be convertible, at a conversion price of $15.00 per share, into 1,000,000 shares of common stock (subject in certain circumstances to adjustments). The Series A Preferred Stock and the Series B Preferred Stock are being offered by the Company pursuant to a registration statement on Form S-3 (File No. 333-254515) (the “Registration Statement”) filed under the Securities Act of 1933, as amended (the “Securities Act”). The Purchase Agreement contains customary representations, warranties and agreements by the Company and customary conditions to closing. The closing of the Offerings occurred on January 13, 2022.

On March 3, 2022, the Company redeemed for cash at a price equal to 105% of the $300 stated value per share all of its 50,000 outstanding shares of Series A Preferred Stock and its 50,000 outstanding Series B Preferred Stock. As a result, all shares of the Preferred Stock have been retired and are no longer outstanding and Celsion’s only class of outstanding stock is its common stock. Each share of common stock entitles the holder to one vote.

On February 28, 2022, the Company effected a 15-for-1 reverse stock split of its common stock which was made effective for trading purposes as of the commencement of trading on March 1, 2022. As of that date, each 15 shares of issued and outstanding common stock and equivalents was consolidated into one share of common stock. All shares have been restated to reflect the effects of the 15-for-1 reverse stock split. In addition, at the market open on March 1, 2022, the Company’s common stock started trading under a new CUSIP number 15117N602 although the Company’s ticker symbol, CLSN, remained unchanged. See Note 10 to the Financial Statements. The reverse stock split was previously approved by the Company’s stockholders at the 2022 Special Meeting held on February 24, 2022, and the Company subsequently filed a Certificate of Amendment to its Certificate of Incorporation to effect the stock consolidation.

