Form 10-Q
period 2022-03-31
Celsion CORP
filed 2022-05-16
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, the Registrant had 7,098,741 shares of common stock, $0.01 par value per share, outstanding.

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

Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the inherent uncertainty in the drug development process, our ability to raise additional capital to fund our planned future operations, our ability to obtain or maintain FDA and foreign regulatory approvals for our drug candidates, potential impact of the outbreak, duration and severity of the COVID-19 pandemic on our business, our ability to enroll patients in our clinical trials, risks relating to third parties conduct of our clinical trials, risks relating to government, private health insurers and other third-party payers coverage or reimbursement, risks relating to commercial potential of a drug candidate in development, changes in technologies for the treatment of cancer, impact of development of competitive drug candidates by others, risks relating to intellectual property, volatility in the market price of our common stock, potential inability to maintain compliance with The Nasdaq Marketplace Rules and the impact of adverse capital and credit market conditions. These and other risks, assumptions are described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in other documents that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. All forward-looking statements speak only as of the date they are made and we do not intend to update any forward-looking statements, except as required by law or applicable regulations. We operate in a highly competitive, highly regulated, and rapidly changing environment and our business is in a state of evolution. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward-looking statement.

Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Celsion,” “we,” “us,” and “our” refer to Celsion Corporation, a Delaware corporation and its wholly owned subsidiaries, CLSN Laboratories, Inc., a Delaware corporation and Celsion GmbH, A Swiss corporation.

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

ii

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,362,139	$19,586,272
Investment in debt securities - available for sale, at fair value	12,943,814	29,803,095
Accrued interest receivable on investment securities	15,646	108,844
Advances and deposits on clinical programs and other current assets	2,544,885	2,447,413
Total current assets	43,866,484	51,945,624

Property and equipment (at cost, less accumulated depreciation and amortization)	487,530	477,011

Other assets:
Money market investments, restricted cash	6,000,000	6,000,000
Deferred income tax asset	–	1,383,446
In-process research and development, net	13,366,234	13,366,234
Operating lease right-of-use assets, net	562,377	690,995
Deposits and other assets	58,761	183,489
Total other assets	19,987,372	21,624,164

Total assets	$64,341,386	$74,046,799

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

(Continued)

	March 31, 2022	December 31, 2021
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$3,473,524	$2,547,251
Other accrued liabilities	2,283,513	3,173,537
Operating lease liability - current portion	516,545	548,870
Deferred revenue - current portion	375,000	500,000
Total current liabilities	6,648,582	6,769,658

Earn-out milestone liability	5,396,000	5,396,000
Notes payable – non-current portion, net of deferred financing costs	5,899,776	5,854,461
Operating lease liability - non-current portion	131,819	230,749
Total liabilities	18,076,177	18,250,868

Commitments and contingencies	–	–

Stockholders’ equity:

Preferred Stock - $0.01 par value (100,000 shares authorized, and no shares issued or outstanding at March 31, 2022 and December 31, 2021)	–	–

Common stock - $0.01 par value (112,500,000 shares authorized; 5,770,489 and 5,770,538 shares issued at March 31, 2022 and December 31, 2021, respectively; and 5,770,467 and 5,770,516 shares outstanding at March 31, 2022 and December 31, 2021, respectively)	57,705	57,705
Additional paid-in capital	389,595,593	388,600,979
Accumulated other comprehensive loss	(58,978)	(7,974)
Accumulated deficit	(343,243,923)	(332,769,591)
Total stockholders’ equity before treasury stock	46,350,397	55,881,119

Treasury stock, at cost (22 shares at March 31, 2022 and December 31, 2021)	(85,188)	(85,188)
Total stockholders’ equity	46,265,209	55,795,931

Total liabilities and stockholders’ equity	$64,341,386	$74,046,799

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Technology development and licensing revenue	$125,000	$125,000

Operating expenses:
Research and development	3,095,420	2,571,573
General and administrative	2,871,557	2,936,771
Total operating expenses	5,966,977	5,508,344

Loss from operations	(5,841,977)	(5,383,344)

Other income (expense):
Loss from change in valuation of earn-out milestone liability	–	(151,000)
Investment income	12,104	2,411
Interest expense on preferred stock	(4,551,567)	–
Interest expense on loan facility	(94,690)	(157,614)
Other income	1,798	544
Total other income (expense), net	(4,632,355)	(305,659)

Net loss	$(10,474,332)	$(5,689,003)

Net loss per common share
Basic and diluted	$(1.82)	$(3.31)

Weighted average shares outstanding
Basic and diluted	5,770,467	1,720,290

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Net loss	$(10,474,332)	$(5,689,003)

Changes in:
Reclassification of realized loss on debt securities recognized in investment income, net	2,338	–
Unrealized (loss) gain on investment securities	(53,342)	1,785
Other comprehensive (loss) income	(51,004)	1,785

Comprehensive loss	$(10,525,336)	$(5,687,218)

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:

Net loss	$(10,474,332)	$(5,689,003)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	173,989	190,595
Change in fair value of earn-out milestone liability	–	151,000
Recognition of deferred revenue	(125,000)	(125,000)
Stock-based compensation	994,614	1,579,326
Deferred income tax asset	1,383,446	1,845,823
Amortization of deferred finance charges and debt discount associated with notes payable	45,315	37,301
Net changes in:
Accrued interest on investment securities	93,198	–
Receivable on sale of net operating losses	–	(1,845,823)
Advances, deposits, and other current assets	27,256	17,500
Accounts payable and accrued liabilities	(95,006)	(898,581)
Net cash used in operating activities:	(7,976,520)	(4,736,862)

Cash flows from investing activities:
Purchases of investment securities	(2,966,723)	(14,998,260)
Proceeds from sale and maturity of investment securities	19,775,000	–
Purchases of property and equipment	(55,890)	(126,597)
Net cash provided by (used in) investing activities	16,752,387	(15,124,857)

Cash flows from financing activities:
Proceeds from redeemable convertible preferred stock offering	28,500,000	–
Payment upon redemption of redeemable convertible preferred stock	(28,500,000)	–
Proceeds from sale of common stock equity, net of issuance costs	–	38,943,478
Proceeds from exercise of common stock warrants	–	1,508,666
Proceeds from exercise of options to purchase common stock	–	4,725
Net cash provided by financing activities	–	40,456,869

Net change in cash, cash equivalents and restricted cash	8,775,867	20,595,150
Cash, cash equivalents and restricted cash at beginning of period	25,586,272	17,164,177
Cash, cash equivalents and restricted cash at end of period	$34,362,139	$37,759,327

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Supplemental disclosures of cash flow information:
Interest paid on note payable and redemption of convertible redeemable preferred stock	$4,211,856	$120,313

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from lease payments	$149,573	$130,595

Realized and unrealized (losses) gains, net, on investment securities	$(51,004)	$1,785

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	Common Stock Outstanding		Additional Paid in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity

Balance at January 1, 2022	5,770,516	$57,705	$388,600,979	22	$(85,188)	$(7,974)	$(332,769,591)	$55,795,931
Net loss	-	-	-	-	-	-	(10,474,332)	(10,474,332)
Net effect of reverse stock split	(49)	-	-	-	-	-	-	-
Realized and unrealized gains and losses, net, on investments securities	-	-	-	-	-	(51,004)	-	(51,004)
Stock-based compensation expense	-	-	994,614	-	-	-	-	994,614
Balance at March 31, 2022	5,770,467	$57,505	$389,595,593	22	$(85,188)	$(58,978)	$(343,243,923)	$46,265,209

	Common Stock Outstanding		Additional Paid in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity

Balance at January 1, 2021	2,713,402	$27,134	$330,669,476	22	$(85,188)	$-	$(312,000,341)	$18,611,081
Net loss	-	-	-	-	-	-	(5,689,003)	(5,689,003)
Sale of equity through equity financing facilities	2,206,272	22,063	38,921,415	-	-	-	-	38,943,478
Shares issued upon exercise of common stock warrants, net of fees	81,111	811	1,507,855	-	-	-	-	1,508,666
Shares issued upon exercise of options to purchase common stock	500	5	4,720	-	-	-	-	4,725
Realized and unrealized gains and losses, net, on investments securities	-	-	-	-	-	1,785	-	1,785
Stock-based compensation expense	-	-	1,579,326	-	-	-	-	1,579,326
Balance at March 31, 2021	5,001,285	$50,013	$372,682,792	22	$(85,188)	$1,785	$(317,689,344)	$54,960,058

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, CLSN Laboratories, Inc. and Celsion, GmbH, have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. During the quarter, there have been no changes to the Company’s accounting policies. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the three-month periods ended March 31, 2022 and 2021 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (SEC) on March 31, 2022.

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

Note 3. Financial Condition and Business Plan

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the U.S. Food and Drug Administration. The Company has not generated significant revenue and has incurred significant net losses in each year since our inception. As of March 31, 2022, the Company has incurred approximately $343 million of cumulative net losses. As of March 31, 2022, the Company had $47.3 million in cash and cash equivalents, short-term investments, interest receivable and restricted cash. The Company has substantial future capital requirements to continue its research and development activities and advance its product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

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

In January 2020, the World Health Organization declared an outbreak of coronavirus, COVID-19, to be a “Public Health Emergency of International Concern,” and the U.S. Department of Health and Human Services declared a public health emergency to aid the U.S. healthcare community in responding to COVID-19. This virus has spread to over 200 countries, including the U.S. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic impacts of the pandemic has introduced significant volatility in the financial markets. The Company did not observe significant impacts on its business or results of operations during 2021 or thus far in 2022 due to the global emergence of COVID-19. While the extent to which COVID-19 impacts the Company’s future results will depend on future developments, the pandemic and associated economic impacts could result in a material impact to the Company’s future financial condition, results of operations and cash flows.

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

Since 2018, the Company has annually submitted applications to sell a portion of the Company’s State of New Jersey net operating losses as part of the Technology Business Tax Certificate Program sponsored by The New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused New Jersey NOLs and unused research and development credits are allowed to sell these benefits to other New Jersey-based companies. In 2018 and 2019, the Company sold cumulative New Jersey NOLs from 2011 to 2018 totalling $13 million and received net proceeds of $12.2 million. As part of the Technology Business Tax Certificate Program, the Company sold $1.5 million and $2.0 million of its New Jersey NOLs in 2021 and 2020, respectively. The sale of these net operating losses resulted in net proceeds to the Company of approximately $1.4 million in 2021 and $1.9 million in 2020. During 2021, the New Jersey State Legislature increased the maximum lifetime benefit per company from $15 million to $20 million, which will allow the Company to participate in this funding program in future years for up to an additional $3.5 million in net operating losses under this maximum lifetime benefit.

In June 2018, the Company entered into a Credit Agreement with Horizon Technology Finance Corporation (“Horizon”) that provided $10 million in capital (the “Horizon Credit Agreement”). The obligations under the Horizon Credit Agreement are secured by a first-priority security interest in substantially all assets of Celsion other than intellectual property assets. Payments under the loan agreement are interest only (calculated based on one-month LIBOR plus 7.625%) for the first 24 months through July 2020, followed by a 21-month amortization period of principal and interest starting on August 1, 2020 and ending through the scheduled maturity date on April 1, 2023. On August 28, 2020, in connection with an Amendment to the Horizon Credit Agreement, Celsion repaid $5 million of the $10 million loan and $0.2 million in related end of term charges, and the remaining $5 million in obligations were restructured. As more fully discussed in Note 11 to the Financial Statements, in June 2021, the Company entered into a $10 million loan facility with Silicon Valley Bank (“SVB”). The Company immediately used $6 million from this facility to retire all outstanding indebtedness with Horizon and deposited $6 million with SVB as restricted cash as discussed in more detail in Note 5. The remaining $4 million under the SVB loan facility (“SVB Loan Facility”) will be available to be drawn down up to 12 months after closing. The funding is in the form of money market secured indebtedness bearing interest at a calculated WSJ Prime-based variable rate (currently 3.25%). Payments under the loan agreement are interest only for the first 24 months after loan closing, followed by a 24-month amortization period of principal and interest through the scheduled maturity date.

With $47.3 million in cash and cash equivalents, short-term investments, interest receivable and restricted cash, coupled with $7.0 million of gross proceeds received in a registered direct offering in April 2022 and approximately $3.5 million of future planned sales of the Company’s State of New Jersey net operating losses, the Company believes it has sufficient capital resources to fund its operations into the second quarter of 2025.

The Company has based its estimates on assumptions that may prove to be wrong. The Company may need to obtain additional funds sooner or in greater amounts than it currently anticipates. Potential sources of financing include strategic relationships, public or private sales of the Company’s shares or debt, the sale of the Company’s New Jersey NOLs and other sources. If the Company raises funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of existing stockholders may be diluted. See Note 12 for a discussion of the Company’s issuance and redemption of Series A Preferred Stock and Series B Preferred Stock as well as receiving gross proceeds of $7.0 million dollars through selling approximately 1.3 million shares of common stock in a registered direct offering during April 2022.

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

In connection with the upcoming elimination of the London Inter-bank Offered Rate, (“LIBOR”) and other reference interest rates, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Reform on Financial Reporting. ASU 2020-04, which is available for contract modifications and hedging relationship modifications entered into or evaluated before December 31, 2022, provides certain practical expedients related to simplifying the accounting for contract modifications resulting from the change in terms from LIBOR to a new required interest rate benchmark. The Company does not believe this pronouncement will have a material impact on its consolidated financial statements.

In May 2021, the FASB issued ASU No. 2021-04, “Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force)”. This ASU is intended to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The guidance clarifies whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as: (1) an adjustment to equity and, if so, the related earnings per share effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The amendments in this ASU affect all entities that issue freestanding written call options that are classified in equity. The amendments do not apply to modifications or exchanges of financial instruments that are within the scope of another Topic and do not affect a holder’s accounting for freestanding call options. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. The Company adopted this standard during the first quarter of 2022. The adoption of ASU 2021-04 did not have an impact on the Company’s consolidated financial statements since the Company has not modified its freestanding call options.

Note 5. Restricted Cash

As a condition of the $10 million SVB Loan Facility entered into on June 18, 2021 as further discussed in Note 11, the Company is required at all times to maintain on deposit with SVB as cash collateral in a segregated money market bank account in the name of the Company, unrestricted and unencumbered cash (other than a lien in favor of SVB) in an amount of at least 100% of the aggregate outstanding amount of the SVB loan facility. SVB may restrict withdrawals or transfers by or on behalf of the Company that would violate this requirement. The required reserve totalled $6.0 million as of March 31, 2022 and December 31, 2021. This amount is presented in part as restricted cash in other non-current assets on the accompanying condensed consolidated balance sheets.

The following table reconciles cash and cash equivalents and restricted cash per the balance sheet to the condensed statements of cash flows:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$28,362,139	$19,586,272
Money market investments, restricted	6,000,000	6,000,000
Total	$34,362,139	$25,586,272

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

The total number of shares of common stock issuable upon exercise of warrants, stock option grants and equity awards were 836,097 and 611,181 shares for the three-month periods ended March 31, 2022 and 2021, respectively. For the three-month periods ended March 31, 2022 and 2021, diluted loss per common share was the same as basic loss per common share as the other warrants and equity awards that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive. The Company did not pay any dividends during the first three months of 2022 or 2021.

Note 7. Investment in Debt Securities-Available for Sale

Investments in debt securities available for sale with a fair value of $12,943,814 and $29,803,095 as of March 31, 2022 and December 31, 2021, respectively, which consisted of U.S. Treasury securities and corporate debt securities. These investments are valued at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in accumulated other comprehensive loss.

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

A summary of the cost, fair value and maturities of the Company’s short-term investments is as follows:

	March 31, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Short-term investments
U.S. Treasury securities	$10,005,175	$9,946,424	$14,786,982	$14,778,705
Corporate debt securities	2,997,617	2,997,390	15,024,087	15,024,390
Total	$13,002,792	$12,943,814	$29,811,069	$29,803,095

	March 31, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Short-term investment maturities
Within 3 months	$2,997,617	$2,997,390	$19,798,177	$19,799,835
Between 3-12 months	10,005,175	9,946,424	10,012,892	10,003,260
Total	$13,002,792	$12,943,814	$29,811,069	$29,803,095

The following table shows the Company’s investment in debt securities available for sale gross unrealized gains (losses) and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2022 and December 31, 2021. The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	March 31, 2022		December 31, 2021
Available for sale securities (all unrealized holding gains and losses are less than 12 months at date of measurement)	Fair Value	Unrealized Holding Gains (Losses)	Fair Value	Unrealized Holding Gains (Losses)

Investments in debt securities with unrealized gains	$-	$-	$8,999,580	$3,499
Investments in debt securities with unrealized losses	12,943,814	(58,978)	20,803,515	(11,473)
Total	$12,943,814	$(58,978)	$29,803,095	$(7,974)

Investment (loss) income, which includes net realized losses on sales of available for sale securities and investment income interest and dividends, is summarized as follows:

	Three Months Ended March 31,
	2022	2021
Interest and dividends accrued and paid	$14,442	$2,411
Realized losses	(2,338)	–
Investment income net	$12,104	$2,411

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

Cash and cash equivalents, other current assets, accounts payable and other accrued liabilities are reflected in the condensed consolidated balance sheet at their approximate estimated fair values primarily due to their short-term nature. The fair values of securities available for sale is determined by relying on the securities’ relationship to other benchmark quoted securities and classified its investments as Level 2 items in both 2022 and 2021. There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the three-months ended March 31, 2021 or during the year ended December 31, 2021. The changes in Level 3 liabilities were the result of changes in the fair value of the earn-out milestone liability included in earnings and in-process R&D. The earnout milestone liability is valued using a risk-adjusted assessment of the probability of payment of each milestone, discounted to present value using an estimated time to achieve the milestone (see Note 14).

Assets and liabilities measured at fair value are summarized below:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Recurring items as of March 31, 2022
Corporate debt securities, available for sale	$12,943,814	$–	$–	$12,943,814

Non-recurring items as of March 31, 2022
In-process R&D (Note 9)	$13,366,234	$–	$–	$13,366,234

Recurring items as of December 31, 2021
Corporate debt securities, available for sale	$29,803,095	$–	$–	$29,803,095

Non-recurring items as of December 31, 2021
In-process R&D (Note 9)	$13,366,234	$–	$–	$13,366,234

Liabilities:

Recurring items as of March 31, 2022
Earn-out milestone liability (Note 14)	$5,396,000	$–	$–	$5,396,000

Recurring items as of December 31, 2021
Earn-out milestone liability (Note 14)	$5,396,000	$–	$–	$5,396,000

Note 9. Intangible Assets

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

The Company’s ovarian cancer indication, with original value of $13.3 million, has not been impaired since its acquisition. At March 31, 2022, the Company evaluated the IPR&D for the ovarian cancer indication. As part of the valuation analysis, the fair value of the intangible assets was estimated by discounting forecasted risk adjusted cash flows at a rate that approximated the cost of capital of a market participant. Management’s forecast of future cash flows was based on the income approach. Significant estimates, all of which are considered Level 3 inputs, were used in the fair value methodology, including the Company’s forecast regarding its future operations and likeliness of obtaining approval to sell its products, as well as other market conditions. Changes in these estimates could change the forecasted cash flows attributed to the IPR&D which could have a significant impact on the fair value of these assets. Based on this valuation analysis, the Company concluded that it is not more than likely that the asset is impaired as of March 31, 2022. As such, no impairment charges for IPR&D related to the ovarian cancer indication were recorded during the first quarter of 2022.

Covenants Not to Compete

Pursuant to the EGEN Purchase Agreement, EGEN provided certain covenants (“Covenant Not To Compete”) to the Company whereby EGEN agreed, during the period ending on the seventh anniversary of the closing date of the acquisition on June 20, 2014, not to enter into any business, directly or indirectly, which competes with the business of the Company nor would it contact, solicit or approach any of the employees of the Company for purposes of offering employment. The Covenant Not to Compete which was valued at approximately $1.6 million at the date of the EGEN Acquisition has a definitive life and is amortized on a straight-line basis over its life of 7 years. The Company recognized amortization expense of $56,829 during the three-month period ended March 31, 2021. The carrying value of the Covenant Not to Compete was fully amortized in 2021.

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

Following is a summary of the net fair value of the assets acquired in the EGEN asset acquisition for the three-month period ended March 31, 2022:

IPR&D
For the three-months ended March 31, 2022
Balance at January 1, 2022, net	$13,366,234
Impairment	-
Balance at March 31, 2002, net	$13,366,234

Note 10. Accrued Liabilities

Other accrued liabilities at March 31, 2022 and December 31, 2021 include the following:

	March 31, 2022	December 31, 2021
Amounts due to contract research organizations and other contractual agreements	$1,289,356	$1,401,356
Accrued payroll and related benefits	849,178	1,636,727
Accrued interest	17,417	16,792
Accrued professional fees	96,150	87,250
Other	31,412	31,412
Total	$2,283,513	$3,173,537

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

In connection with the SVB Loan Facility, the Company incurred financing fees and expenses totalling $243,370 which is recorded and classified as debt discount and are being amortized as interest expense using the effective interest method over the life of the loan. Also, in connection with the SVB Loan Facility, the Company is required to pay an end-of-term fee equal to 3.0% of the original loan amount at time of maturity. Therefore, these amounts totalling $300,000 are being amortized as interest expense using the effective interest method over the life of the loan. During the three-month period ended March 31, 2022, the Company incurred interest expense of $49,375 and amortized $45,315 as interest expense for debt discounts and end-of-term fee in connection with the SVB Financing Facility.

Following is a schedule of future principal payments, net of unamortized debt discounts and amortized end-of-term fee, due on the SVB Loan Facility:

For the year ending March 31,
2023	$–
2024	2,250,000
2025	3,000,000
2026 and thereafter	750,000
Subtotal of future principal payments	6,000,000
Unamortized debt premium, net	(100,224)
Total	$5,899,776

Horizon Credit Agreement

On June 27, 2018, the Company entered into a loan agreement with Horizon Technology Finance Corporation (“Horizon”) that provided $10 million in new capital (the “Horizon Credit Agreement”). The Company drew down $10 million upon closing of the Horizon Credit Agreement on June 27, 2018. On August 28, 2020, Horizon and the Company amended the Horizon Credit Agreement (the “Horizon Amendment”) whereby Celsion repaid $5 million of the loan’s principal with $5 million of the loan remaining outstanding.

On June 18, 2021, as a condition of entering into the SVB Loan Facility, the Company paid the remaining outstanding principal balance, an early termination fee and the end of term charges in full satisfaction of the Horizon Credit Agreement, as amended. Following is a schedule of the amounts paid to Horizon on June 18, 2021.

Principal balance at June 18, 2021	$5,000,000
Early termination fees	150,000
End of term charges	275,000
Total	$5,425,000

As an initial fee in connection with the Horizon Credit Agreement, Celsion issued Horizon warrants exercisable for a total of 12,674 shares of Celsion’s common stock (the “Existing Warrants”) at a per share exercise price of $39.45. The Existing Warrants were immediately exercisable for cash or by net exercise from the date of grant and will expire after ten years from the date of grant. Pursuant to the Horizon Amendment, one-half of the aggregate Existing Warrants, exercisable for a total of 6,337 shares of Celsion’s common stock, were canceled, and Celsion issued Horizon new warrants exercisable at a per share exercise price equal to $15.15 for a total of 16,501 shares of Celsion’s common stock (the “New Warrants”). The New Warrants were immediately exercisable for cash or by net exercise from the date of grant and will expire after ten years from the date of grant. The remaining 6,337 Existing Warrants issued in connection with the Horizon Credit Agreement remain outstanding at a per share exercise price of $39.45.

The Company valued the warrants issued to Horizon using the Black-Scholes option pricing model and recorded as of the respective issuance dates a total of $507,116 for the Existing Warrants and $247,548 for the New Warrants as a direct deduction from the debt liability, consistent with the presentation of debt discounts, which was amortized as interest expense using the effective interest method over the life of the loan until the loan was terminated on June 18, 2021.

During the three-month period ended March 31, 2021, the Company incurred $120,313 in interest expense and amortized $37,301 as interest expense for debt discounts and end of term charges in connection with the Horizon Credit Agreement.

Note 12. Stockholders’ Equity

In September 2018, the Company filed with the SEC a $75 million shelf registration statement on Form S-3 (the 2018 Shelf Registration Statement) that allows the Company to issue any combination of common stock, preferred stock or warrants to purchase common stock or preferred stock. This shelf registration was declared effective on October 12, 2018 and during January 2021, was fully utilized.

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

The reverse stock split was previously approved by the Company’s stockholders at the 2022 Special Meeting held on February 24, 2022, and the Company subsequently filed a Certificate of Amendment to its Certificate of Incorporation to effect the stock consolidation. The primary reasons for the reverse stock split and the amendment were:

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

Immediately prior to the reverse stock split, the Company had 86,557,736 shares of common stock outstanding which consolidated into 5,770,467 shares of the Company’s common stock. No fractional shares were issued in connection with the reverse stock split. Holders of fractional shares have been paid out in cash for the fractional portion with the Company’s overall exposure for such payouts consisting of a nominal amount. The amount of the Company’s outstanding convertible preferred stock were not affected by the reverse stock split. The number of outstanding options, stock awards and warrants were adjusted accordingly, with outstanding options and stock awards being reduced from approximately 6.6 million to approximately 0.4 million and outstanding warrants being reduced from approximately 2.5 million to approximately 0.2 million.

Capital on DemandTM Sales Agreement

On December 4, 2018, the Company entered into the Capital on Demand Agreement with JonesTrading, pursuant to which the Company may offer and sell, from time to time, through JonesTrading shares of Common Stock having an aggregate offering price of up to $16.0 million.

During 2020, the Company sold and issued an aggregate of 0.3 million shares under the Capital on Demand Agreement, receiving approximately $6.2 million in gross proceeds. During 2021, the Company has sold 0.5 million shares under the Capital on Demand Agreement, receiving approximately $6.9 million in gross proceeds under the Capital on Demand Agreement. The Company has not sold any shares under the Capital on Demand Agreement in 2022.

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

March 2021 Registered Direct Offering

On March 31, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 Purchase Agreement”) with several institutional investors, pursuant to which the Company issued and sold, in a registered direct offering (the “March 2021 Offering”), an aggregate of 769,230 shares of the Company’s common stock, at an offering price of $19.50 per share for gross proceeds of approximately $15 million before the deduction of the placement agents fee and offering expenses. The closing of the offering occurred on April 5, 2021 and was accounted for in the second quarter of 2021.

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

The Company held a special meeting of stockholders to consider an amendment (the “Amendment”) to the Company’s Certificate of Incorporation, as amended (the “Charter”), to effect a reverse stock split of the outstanding shares of common stock (“Common Stock”) by a ratio to be determined by the Board of Directors of the Company (the “Reverse Stock Split”), ranging from 7-to-1 to, 10-to-1, 12-to-1 or 15-to-1. The investors of the Preferred Stock Purchase Agreement had agreed to not transfer, offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of the shares of the Preferred Stock until the Reverse Stock Split, to vote the shares of the Series A Preferred Stock purchased in the Preferred Offerings in favor of such Amendment and to vote the shares of the Series B Preferred Stock purchased in the Preferred Offerings in a manner that “mirrors” the proportions on which the shares of Common Stock (excluding any shares of Common Stock that are not voted) and Series A Preferred Stock are voted on the Reverse Stock Split and the Amendment.

Pursuant to the Preferred Stock Purchase Agreement, the Company filed two certificates of designation (the “Certificates of Designation”) with the Secretary of the State of Delaware designating the rights, preferences and limitations of the shares of Preferred Stock. The Certificates of Designation provided, in particular, that the Preferred Stock had no voting rights, other than the right to vote as a class on certain specified matters, except that (i) each share of Series A Preferred Stock had the right to vote, on an as converted basis, on the Reverse Stock Split (together with the Company’s Common Stock and the Series B Preferred Stock as a single class), and (ii) each share of Series B Preferred Stock had the right to cast 3,000 votes per share of Series B Preferred Stock on the Reverse Stock Split.

The holders of Preferred Stock were entitled to dividends, on an as-if converted basis, equal to dividends actually paid, if any, on shares of Common Stock. The Preferred Stock was convertible into shares of Common Stock at a rate of $13.65 per share for the Series A Preferred Stock and $15.00 per share for the Series B Preferred Stock, subject to adjustment. The Preferred Stock was convertible at the option of the holder at any time after the Company had received stockholder approval for the Reverse Stock Split and filed the requisite Amendment with the Delaware Secretary of State’s office to effectuate the Reverse Stock Split (the “Reverse Stock Split Date”), subject to beneficial ownership limitations set forth in the applicable Certificate of Designation. In addition, on or after the Reverse Stock Split Date, and subject to the satisfaction of certain conditions, the Company had the right to cause the holders of the Preferred Stock to convert their shares of Preferred Stock, subject to such beneficial ownership limitations.

Each holder of the Preferred Stock had the right to cause the Company to redeem all or part of their shares of the Preferred Stock from the earlier of receipt of stockholder approval of the Reverse Stock Split or of 90 days following the original issue date until 120 days following the original issue date, the “Redemption Date,” in cash at a redemption price equal to 105% of the stated value plus an amount equal to accumulated but unpaid dividends, if any, on such shares (whether or not earned or declared, but excluding interest on such dividends) up to, but excluding, the Redemption Date. In connection with the Preferred Offerings, the Company entered into a placement agent agreement (the “Placement Agent Agreement”) with AGP in which the Company paid $1,000,000 as a placement agent fee and $110,000 to reimburse AGP for certain expenses related to the Preferred Stock offering.

On March 3, 2022, the Company redeemed for cash at a price equal to 105% of the $300 stated value per share all of its 50,000 outstanding shares of Series A Preferred Stock and its 50,000 Series B Preferred Stock. As a result, all shares of the Preferred Stock have been retired and are no longer outstanding and the Company’s only class of outstanding stock is its common. Each share of common stock entitles the holder to one vote.

The Series A Preferred Stock and Series B Preferred Stock were recorded as a liability on the condensed consolidated balance sheet during the first quarter of 2022 until the preferred shares were redeemed during the same quarter. The Company recognized $4,551,567 as interest expense for the preferred shares during the first quarter of 2022, which was composed of: (a) $3,000,000 as the difference between the redemption price for the preferred shares and the net proceeds received from the issuance of the preferred shares, (b) $1,110,000 paid to AGP as a placement agent fee and reimbursement for certain expenses, and (c) $441,567 in legal fees recognized in the first quarter that were attributed to the preferred shares.

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

As of March 31, 2022, there were a total of 946,454 shares of Celsion common stock reserved for issuance under the 2018 Plan, which were comprised of 658,246 shares of Celsion common stock subject to equity awards previously granted under the 2018 Plan and 2007 Plan and 288,208 shares of Celsion common stock available for future issuance under the 2018 Plan. As of March 31, 2022, there were a total of 9,336 shares of Celsion common stock subject to outstanding inducement awards.

A summary of stock option awards and restricted stock grants for the three-months ended March 31, 2022 is presented below:

	Stock Options		Restricted Stock Awards		Weighted Average
	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Contractual Terms of Equity Awards (in years)
Equity awards outstanding at January 1, 2022	441,425	$38.49	1,481	$12.36

Equity awards granted	224,276	$4.60	400	$4.60

Equity awards outstanding at March 31, 2022	665,701	$27.07	1,881	$10.71	8.0

Aggregate intrinsic value of outstanding equity awards at March 31, 2022	$103,167		$20,145

Equity awards exercisable at March 31, 2022	419,559	$33.22			7.5

Aggregate intrinsic value of equity awards exercisable at March 31, 2022	$34,304

Total compensation cost related to stock options and restricted stock awards amounted to approximately $1.0 million and $1.6 million for the three-month periods ended March 31, 2022 and 2021, respectively. Of these amounts, $0.4 million and $0.6 million was charged to research and development during the three-month periods ended March 31, 2022 and 2021, respectively, and $0.6 million and $1.0 million was charged to general and administrative expenses during the three-month periods ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, there was $1.7 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.2 years. The weighted average grant date fair values of the stock options granted was $4.16 and $2.03 during the three-month periods ended March 31, 2022 and 2021, respectively.

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

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.74%	1.64 to 1.74%
Expected volatility	108.5%	106.8 to 112.5%
Expected life (in years)	8.5 to 9.0	7.5 to 10.0
Expected dividend yield	-%	-%

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

As of March 31, 2022 and December 31, 2021, the Company fair valued the earn-out milestone liability at $5.4 million. In assessing the fair value of the earnout milestone liability at March 31, 2022, the Company considered each of the settlement provisions per the Amended Asset Purchase Agreement and equally weighted the probability of a cash or cash and common stock payment.

Note 15. Warrants

Following is a summary of all warrant activity for the three-months ended March 31, 2022:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price

Warrants outstanding at December 31, 2021	175,792	$20.96

Warrants expired during the three months ended March 31, 2022	(7,273)	$48.30

Warrants outstanding at March 31, 2022	168,519	$19.78

Aggregate intrinsic value of outstanding warrants at March 31, 2022	$-

Weighted average remaining contractual terms at March 31, 2022	3.8 years

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

Following is a table of the lease payments and maturity of our operating lease liabilities as of March 31, 2022:

Remainder of 2022	$451,922
2023	238,609
2024 and thereafter	-
Subtotal future lease payments	690,531
Less imputed interest	(42,167)
Total lease liabilities	$648,364

Weighted average remaining life	1.2 years

Weighted average discount rate	9.98%

For the three-month period ended March 31, 2022, operating lease expense was $146,936 and cash paid for operating leases included in operating cash flows was $149,573. For the three-month period ended March 31, 2021, operating lease expense was $130,595 and cash paid for operating leases included in operating cash flows was $131,863.

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

On August 8, 2016, the Company signed a Technology Transfer, Manufacturing and Commercial Supply Agreement (“GEN-1 Agreement”) with Hisun to pursue an expanded partnership for the technology transfer relating to the clinical and commercial manufacture and supply of GEN-1, Celsion’s proprietary gene mediated, IL-12 immunotherapy, for the greater China territory, with the option to expand into other countries in the rest of the world after all necessary regulatory approvals are in effect. The GEN-1 Agreement will help to support supply for both ongoing and planned clinical studies in the U.S., and for potential future studies of GEN-1 in China. GEN-1 is currently being evaluated by Celsion in first line ovarian cancer patients.

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

19. Subsequent Events

The Company has evaluated events subsequent to the date of the balance sheet through May 15, 2022.

On April 6, 2022, the Company entered into a Securities Purchase Agreement (the “April 2022 Purchase Agreement”) with several institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “April 2022 Offering”), an aggregate of 1,328,274 shares of the Company’s common stock at an offering price of $5.27 per share for gross proceeds of $7.0 million before the deduction of the April 2022 Placement Agent (as defined below) fees and offering expenses. The April 2022 Purchase Agreement contains customary representations, warranties and agreements by the Company and customary conditions to closing. The closing of the April 2022 Offering occurred on April 8, 2022. In connection with the April 2022 Offering, the Company entered into a placement agent agreement with A.G.P./Alliance Global Partners (the “April 2022 Placement Agent”) pursuant to which the Company agreed to pay the April 2022 Placement Agent a cash fee equal to 6.5% of the aggregate gross proceeds raised from the sale of the securities sold in the April 2022 Offering and reimburse the April 2022 Placement Agent for certain of their expenses in an amount not to exceed $50,000.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed above under “Cautionary Note Regarding Forward-Looking Statements”, and in Item 1A. Risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Strategic and Clinical Overview

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

Ovarian Cancer Overview

Ovarian cancer is the most lethal of gynecological malignancies among women with an overall five-year survival rate of 45%. This poor outcome is due in part to the lack of effective prevention and early detection strategies. There were approximately 20,000 new cases of ovarian cancer in the U.S. in 2021 with an estimated 13,000 deaths. Mortality rates for ovarian cancer declined very little in the last forty years due to the unavailability of detection tests and improved treatments. Most women with ovarian cancer are not diagnosed until Stages III or IV, when the disease has spread outside the pelvis to the abdomen and areas beyond causing swelling and pain. The five-year survival rates for Stages III and IV are 39% and 17%, respectively. First-line chemotherapy regimens are typically platinum-based combination therapies. Although this first line of treatment has an approximate 80% response rate, 55% to 75% of women will develop recurrent ovarian cancer within two years and ultimately will not respond to platinum therapy. Patients whose cancer recurs or progresses after initially responding to surgery and first-line chemotherapy have been divided into one of the two groups based on the time from completion of platinum therapy to disease recurrence or progression. This time period is referred to as platinum-free interval. The platinum-sensitive group has a platinum-free interval of longer than six months. This group generally responds to additional treatment with platinum-based therapies. The platinum-resistant group has a platinum-free interval of shorter than six months and is resistant to additional platinum-based treatments. Pegylated liposomal doxorubicin, topotecan, and Avastin are the only approved second-line therapies for platinum-resistant ovarian cancer. The overall response rate for these therapies is 10% to 20% with median overall survival (“OS”) of eleven to twelve months. Immunotherapy is an attractive novel approach for the treatment of ovarian cancer particularly since ovarian cancers are considered immunogenic tumors. IL-12 is one of the most active cytokines for the induction of potent anti-cancer immunity acting through the induction of T-lymphocyte and natural killer cell proliferation. The precedence for a therapeutic role of IL-12 in ovarian cancer is based on epidemiologic and preclinical data.

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

On July 29, 2021, the Company announced final progression free survival (“PFS”) results from the OVATION I Study published in the Journal of Clinical Cancer Research. Median PFS in patients treated per protocol (n=14) was 21 months and was 18.4 months for the intent-to-treat (“ITT”) population (n=18) for all dose cohorts, including three patients who dropped out of the study after 13 days or less, and two patients who did not receive full NAC and GEN-1 cycles. Under the current standard of care, in women with Stage III/IV ovarian cancer undergoing NAC, their disease progresses within about 12 months on average. The results from the OVATION I Study support continued evaluation of GEN-1 based on promising tumor response, as reported in the PFS data, and the ability for surgeons to completely remove visible tumor at interval debulking surgery. GEN-1 was well tolerated, and no dose-limiting toxicities were detected. Intraperitoneal administration of GEN-1 was feasible with broad patient acceptance.

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

On July 27, 2020, the Company announced the randomization of the first two patients in the Phase II portion of the OVATION 2 Study with GEN-1 in advanced ovarian cancer. The Company anticipates completing enrollment of up to 110 patients before the end of the third quarter of 2022. Because this is an open-label study, the Company intends to provide clinical updates throughout the course of treatment including response rates and surgical resection scores.

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

Through May 15, 2022, 85% of the patients have been enrolled in the OVATION 2 study. To date no patient in the treatment arm of the phase 2 portion of the trial has received all 17 doses of the GEN-1 treatment as prescribed in the study protocol. Implications will be assessed in conjunction with the primary end point, PFS, results.

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

In April 2022, the Company presented its PLACCINE platform technology at the 2022 World Vaccine Congress. In an oral presentation during a Session on Cancer and Immunotherapy, Dr. Khursheed Anwer, Celsion’s Chief Science Officer, highlighted the Company’s technology platform in his presentation entitled: “Novel DNA Approaches for Cancer Immunotherapies and Multivalent Infectious Disease Vaccines.” PLACCINE is demonstrating the potential to be a powerful platform that provides for rapid design capability for targeting two or more different variants of a single virus in one vaccine. There is a clear public health need for vaccines today that address more than one strain of viruses, like COVID-19, which have fast evolving variant capability to offer the widest possible protection. Murine model data has thus far been encouraging and suggests that the Company’s approach provides not only flexibility, but also the potential for efficacy comparable to benchmark COVID-19 commercial vaccines with durability to protect for more than 6 months.

In the murine model, our multivalent PLACCINE vaccine targeted against two different variants showed to be immunogenic as determined by the levels of IgG, neutralizing antibodies, and T-cell responses. Additionally, our multivalent vaccine was equally effective against two different variants of the COVID-19 virus while the commercial mRNA vaccine appeared to have lost some activity against the newer variant. The Company continues to evaluate our technology and look forward to the results from our ongoing proof-of-concept non-human primate study evaluating our PLACCINE vaccine against the challenge from live SARS-CoV-2 virus in the second quarter, with durability results available in the second half of this year.

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

Business Plan

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the U.S. Food and Drug Administration. The Company has not generated significant revenue and has incurred significant net losses in each year since our inception. As of December 31, 2021, the Company has incurred approximately $343 million of cumulative net losses. As of March 31, 2022, the Company had $47.3 million in cash and cash equivalents, short-term investments, interest receivable and restricted cash. The Company has substantial future capital requirements to continue its research and development activities and advance its product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

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

In January 2020, the World Health Organization declared an outbreak of coronavirus, COVID-19, to be a “Public Health Emergency of International Concern,” and the U.S. Department of Health and Human Services declared a public health emergency to aid the U.S. healthcare community in responding to COVID-19. This virus has spread to over 200 countries, including the U.S. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic impacts of the pandemic has introduced significant volatility in the financial markets. The Company did not observe significant impacts on its business or results of operations during 2021 or thus far in 2022 due to the global emergence of COVID-19. While the extent to which COVID-19 impacts the Company’s future results will depend on future developments, the pandemic and associated economic impacts could result in a material impact to the Company’s future financial condition, results of operations and cash flows.

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

Since 2018, the Company has annually submitted applications to sell a portion of the Company’s State of New Jersey net operating losses as part of the Technology Business Tax Certificate Program sponsored by The New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused New Jersey NOLs and unused research and development credits are allowed to sell these benefits to other New Jersey-based companies. In 2018 and 2019, the Company sold cumulative New Jersey NOLs from 2011 to 2018 totalling $13 million and received net proceeds of $12.2 million. As part of the Technology Business Tax Certificate Program, the Company sold $1.5 million and $2.0 million of its New Jersey NOLs in 2021 and 2020, respectively. The sale of these net operating losses resulted in net proceeds to the Company of approximately $1.4 million in 2021 and $1.9 million in 2020. During 2021, the New Jersey State Legislature increased the maximum lifetime benefit per company from $15 million to $20 million, which will allow the Company to participate in this funding program in future years for up to an additional $3.5 million in net operating losses under this maximum lifetime benefit.

In June 2018, the Company entered into a Credit Agreement with Horizon Technology Finance Corporation (“Horizon”) that provided $10 million in capital (the “Horizon Credit Agreement”). The obligations under the Horizon Credit Agreement are secured by a first-priority security interest in substantially all assets of Celsion other than intellectual property assets. Payments under the loan agreement are interest only (calculated based on one-month LIBOR plus 7.625%) for the first 24 months through July 2020, followed by a 21-month amortization period of principal and interest starting on August 1, 2020 and ending through the scheduled maturity date on April 1, 2023. On August 28, 2020, in connection with an Amendment to the Horizon Credit Agreement, Celsion repaid $5 million of the $10 million loan and $0.2 million in related end of term charges, and the remaining $5 million in obligations were restructured. As more fully discussed in Note 11 to the Financial Statements, in June 2021, the Company entered into a $10 million loan facility with SVB. The Company immediately used $6 million from this facility to retire all outstanding indebtedness with Horizon. The remaining $4 million under the Silicon Valley Bank loan facility (“SVB Loan Facility”) will be available to be drawn down up to 12 months after closing. The funding is in the form of money market secured indebtedness bearing interest at a calculated WSJ Prime-based variable rate (currently 3.25%). Payments under the loan agreement are interest only for the first 24 months after loan closing, followed by a 24-month amortization period of principal and interest through the scheduled maturity date.

The Company has based its estimates on assumptions that may prove to be wrong. The Company may need to obtain additional funds sooner or in greater amounts than it currently anticipates. Potential sources of financing include strategic relationships, public or private sales of the Company’s shares or debt, the sale of the Company’s New Jersey NOLs and other sources. If the Company raises funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of existing stockholders may be diluted. See Note 12 for a discussion of the Company’s issuance and redemption of Series A Preferred Stock and Series B Preferred Stock as well as receiving gross proceeds of $7.0 million dollars through selling approximately 1.3 million shares of common stock in a registered direct offering during April 2022.

Financing Overview

Equity, Debt and Other Forms of Financing

Since 2018, the Company has annually submitted applications to sell a portion of the Company’s State of New Jersey net operating losses as part of the NOL Program sponsored by The New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused New Jersey NOLs and unused research and development credits are allowed to sell these benefits to other New Jersey-based companies. In 2018 and 2019, the Company sold cumulative New Jersey NOLs from 2011 to 2018 totalling $13 million and received net proceeds of $12.2 million. As part of the NOL Program, the Company sold $1.5 million and $2.0 million of its New Jersey NOLs in 2021 and 2020, respectively. The sale of these net operating losses resulted in net proceeds to the Company of approximately $1.4 million in 2021 and $1.9 million in 2020. During 2021, the New Jersey State Legislature increased the maximum lifetime benefit per company from $15 million to $20 million, which will allow the Company to participate in this funding program in future years for up to an additional $3.5 million in New Jersey NOLs under this maximum lifetime benefit.

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

During 2021 and 2022 through the date of this Quarterly Report filed on Form 10-Q, we issued a total of 4.4 million shares of common stock as discussed below for an aggregate $65.4 million in gross proceeds.

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

The holders of Preferred Stock will be entitled to dividends, on an as-if converted basis, equal to dividends actually paid, if any, on shares of Common Stock. The Preferred Stock is convertible into shares of Common Stock at a rate of $13.95 per share for the Series A Preferred Stock and $15.00 per share for the Series B Preferred Stock. The conversion price can be adjusted pursuant to the Certificate of Designation. The Preferred Stock can be converted at the option of the holder at any time after the Company has received stockholder approval for the Reverse Stock Split and filed the requisite Amendment with the Delaware Secretary of State’s office to effectuate the Reverse Stock Split (the “Reverse Stock Split Date”), subject to beneficial ownership limitations set forth in the applicable Certificate of Designation. In addition, on or after the Reverse Stock Split Date, and subject to the satisfaction of certain conditions, the Company can cause the holders of the Preferred Stock to convert their shares of Preferred Stock, subject to such beneficial ownership limitations.

Each holder of the Preferred Stock has the right to cause the Company to redeem all or part of their shares of the Preferred Stock from the earlier of receipt of stockholder approval of the reverse stock split or of 90 days following the original issue date until 120 days following the original issue date, the “Redemption Date,” in cash at a redemption price equal to 105% of the stated value plus an amount equal to accumulated but unpaid dividends, if any, on such shares (whether or not earned or declared, but excluding interest on such dividends) up to, but excluding, the Redemption Date. In connection with the Preferred Offerings, the Company entered into a placement agent agreement (the “Placement Agent Agreement”) with AGP in which the Company paid $1,000,000 as a placement agent fee and $110,000 to reimburse AGP for certain expenses related to the Preferred Stock offering.

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

The Series A Preferred Stock and Series B Preferred Stock were recorded as a liability on the condensed consolidated balance sheet during the first quarter of 2022 until the preferred shares were redeemed during the same quarter. The Company recognized $4,551,567 as interest expense for the preferred shares during the first quarter of 2022, which was composed of: (a) $3,000,000 as the difference between the redemption price for the preferred shares and the net proceeds received from the issuance of the preferred shares, (b) $1,110,000 paid to AGP as a placement agent fee and reimbursement for certain expenses, and (c) $441,567 in legal fees recognized in the first quarter that were attributed to the preferred shares.

The Placement Agent Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and AGP, including for liabilities under the Securities Act, other obligations of the parties and termination provisions.

●	On April 6, 2022, the Company entered into a Securities Purchase Agreement (the “April 2022 Purchase Agreement”) with several institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “April 2022 Offering”), an aggregate of 1,328,274 shares of the Company’s common stock at an offering price of $5.27 per share for gross proceeds of $7.0 million before the deduction of the April 2022 Placement Agent (as defined below) fees and offering expenses. The April 2022 Purchase Agreement contains customary representations, warranties and agreements by the Company and customary conditions to closing. The closing of the April 2022 Offering occurred on April 8, 2022. In connection with the April 2022 Offering, the Company entered into a placement agent agreement with A.G.P./Alliance Global Partners (the “April 2022 Placement Agent”) pursuant to which the Company agreed to pay the April 2022 Placement Agent a cash fee equal to 6.5% of the aggregate gross proceeds raised from the sale of the securities sold in the April 2022 Offering and reimburse the April 2022 Placement Agent for certain of their expenses in an amount not to exceed $50,000.

Significant Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our 2021 Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022. See Note 4 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

As a clinical stage biopharmaceutical company, our business, and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in “Item 1A. Risk Factors” under “Part II: Other Information” included herein.

FINANCIAL REVIEW FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

Results of Operations

For the three months ended March 31, 2022 our net loss was $10.5 million compared to a net loss of $5.7 million for the same three-month period of 2021.

With $47.3 million in cash and cash equivalents, short-term investments, interest receivable and restricted cash, coupled with $7.0 million of gross proceeds received in a registered direct offering in April 2022 and approximately $3.5 million of future planned sales of the Company’s State of New Jersey net operating losses, the Company believes it has sufficient capital resources to fund its operations into the second quarter of 2025.

	Three Months Ended March 31,
	(In thousands)		Change Increase (Decrease)
	2022	2021
Licensing Revenue:	$125	$125	$-	-%

Operating Expenses:
Clinical Research	1,321	1,154	167	14.5%
Chemistry, Manufacturing and Controls (CMC)	1,774	1,418	356	25.1%
Research and development expenses	3,095	2,572	523	20.3%
General and administrative expenses	2,872	2,936	(64)	(2.2)%
Total operating expenses	5,967	5,508	459	8.3%
Loss from operations	$(5,842)	$(5,383)	$(459)	(8.5)%

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten-year term of the agreement; therefore, we recorded deferred revenue of $125,000 in each of the first quarters of 2022 and 2021.

Research and Development Expenses

Research and development (“R&D”) expenses were $3.1 million in the first quarter of 2022 compared $2.6 million in same period of 2021. Costs associated the OVATION 2 Study were $0.4 million in each of the first quarters of 2022 and 2021. Costs associated with the OPTIMA Study were $0.1 million in the each of the first quarters of 2022 and 2021. In July 2020, the Company unblinded the OPTIMA Study at the recommendation of the DMC to halt the study due to futility. Other clinical and regulatory costs were $0.8 million the first quarter of 2022 compared to $0.6 million in the same period of 2021. R&D costs associated with the development of GEN-1 to support the OVATION 2 Study as well as development of the PLACCINE DNA vaccine technology platform increased to $1.5 million in the first quarter of 2022 compared to $1.0 million in the same period of 2021. CMC costs decreased to $0.3 million in the first quarter of 2022 compared to $0.5 million in the same period of 2021.

General and Administrative Expenses

General and administrative expenses were $2.9 million in in each of the first quarters of 2022 and 2021. Lower non-cash stock compensation expense of $0.4 million was offset by higher salaries and benefits, higher professional fees (largely legal fees to defend various lawsuits filed after the announcement in July 2020 of the OPTIMA Phase III clinical results) and higher premiums for directors’ and officers’ insurance during the first quarter of 2022 when compared to the same prior year period.

Impairment of IPR&D Liability

IPR&D is reviewed for impairment at least annually as of our third quarter ended September 30 by assessing if any events or changes in circumstances have occurred which indicate that the carrying value of the assets might not be recoverable. Due to the continuing deterioration of public capital markets in the biotech industry and its impact on market capitalization rates in this section, IPR&D related to the ovarian cancer indication was reviewed for impairment during the first quarter of 2022. Based on the Company’s analysis of the IPR&D, the Company has concluded that it is not more than likely that the asset had been impaired as of March 31, 2022. As such, no impairment charges for IPR&D related to the ovarian cancer indication were recorded during the first quarter of 2022.

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

As of March 31, 2022, and December 31, 2021, the Company fair valued the earn-out milestone liability at $5.4 million. In assessing the fair value of the earnout milestone liability at December 31, 2021, the Company considered each of the settlement provisions per the Amended Asset Purchase Agreement and equally weighted the probability of a cash or cash and common stock payment.

Investment income and interest expense UPDATE

The Company recognized interest expense of $4.6 million in the first quarter of 2022. As more fully discussed in Notes 11 and 12 of the financial statements, the Company expensed $94,690 in interest due to the Silicon Valley Bank loan facility and $4,551,567 in interest attributed to the Series A Preferred Stock and Series B Preferred Stock during the first quarter of 2022. Interest expense was $0.2 million for the first quarter of 2021.

Investment income from its short-term investments was insignificant in the first quarter of 2021 and 2022.

Financial Condition, Liquidity and Capital Resources

Since inception we have incurred significant losses and negative cash flows from operations. We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities and amounts received under our product licensing agreement with Yakult and our technology development agreement with Hisun. The process of developing ThermoDox®, GEN-1 and other product candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts. We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future. Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $343 million at March 31, 2022.

At March 31, 2022, we had total current assets of $43.9 million and current liabilities of $6.6 million, resulting in net working capital of $37.3 million. At March 31, 2022, we had cash and cash equivalents, short-term investments, interest receivable on short term investments and money market investments ($6.0 million of which is included in other assets) of $47.3 million. At December 31, 2021 we had total current assets of $51.9 million and current liabilities of $6.8 million, resulting in net working capital of $45.1 million. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

Net cash used in operating activities for the first three months of 2022 was $8.0 million. Net cash provided by investing activities was $16.8 million during the first three months of 2022. No cash was provided by financing activities during the first three months of 2022. With $47.3 million in cash and cash equivalents, short-term investments, interest receivable and restricted cash, coupled with $7.0 million of gross proceeds received in a registered direct offering in April 2022 and approximately $3.5 million of future planned sales of the Company’s State of New Jersey net operating losses, the Company believes it has sufficient capital resources to fund its operations into the second quarter of 2025.

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

Item 4. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2022, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the SEC.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our 2021 Annual Report on Form 10-K. The risks and uncertainties described in our 2021 Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed on January 11, 2022 (SEC File No. 001-15911).

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Redeemable Preferred Stock, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company, filed on January 11, 2022 (SEC File No. 001-15911).

3.3	Certificate of Amendment to Certificate of Incorporation of Celsion Corporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed on February 28, 2022 (SEC File No. 001-15911)

10.1	Securities Purchase Agreement between Celsion Corporation and the investors therein dated April 6, 2022, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on April 7, 2022 (SEC File No. 001-15911).

10.2	Form of Securities Purchase Agreement between Celsion Corporation and the investors therein dated January 10, 2022, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on January 11, 2022 (SEC File No. 001-15911).

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders’ Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

+	Filed herewith.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

**	Inline XBRL information is filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 16, 2022	CELSION CORPORATION

Registrant

	By:	/s/ Michael H. Tardugno
Michael H. Tardugno
Chairman, President and Chief Executive Officer

	By:	/s/ Jeffrey W. Church
Jeffrey W. Church
Executive Vice President and Chief Financial Officer

