Form 10-Q
period 2022-06-30
Celsion CORP
filed 2022-08-15
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check One):

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

As of August 12, 2022, the Registrant had 7,098,741 shares of common stock, $0.01 par value per share, outstanding.

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

Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the inherent uncertainty in the drug development process, our ability to raise additional capital to fund our planned future operations, our ability to obtain or maintain FDA and foreign regulatory approvals for our drug candidates, potential impact of the outbreak, duration and severity of the COVID-19 pandemic on our business, our ability to enroll patients in our clinical trials, risks relating to third parties conduct of our clinical trials, risks relating to government, private health insurers and other third-party payers coverage or reimbursement, risks relating to commercial potential of a drug candidate in development, changes in technologies for the treatment of cancer, impact of development of competitive drug candidates by others, risks relating to intellectual property, volatility in the market price of our common stock, potential inability to maintain compliance with The Nasdaq Marketplace Rules and the impact of adverse capital and credit market conditions. These and other risks, assumptions are described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and in other documents that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. All forward-looking statements speak only as of the date they are made, and we do not intend to update any forward-looking statements, except as required by law or applicable regulations. We operate in a highly competitive, highly regulated, and rapidly changing environment and our business is in a state of evolution. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward-looking statement.

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

ii

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,742,128	$19,586,272
Investment in debt securities - available for sale, at fair value	15,371,480	29,803,095
Accrued interest receivable on investment securities	29,728	108,844
Advances and deposits on clinical programs and other current assets	2,767,570	2,447,413
Total current assets	44,910,906	51,945,624

Property and equipment (at cost, less accumulated depreciation and amortization)	561,662	477,011

Other assets:
Money market investments, restricted cash	6,000,000	6,000,000
Deferred income tax asset	–	1,383,446
In-process research and development, net	13,366,234	13,366,234
Operating lease right-of-use assets, net	430,412	690,995
Deposits and other assets	58,761	183,489
Total other assets	19,855,407	21,624,164

Total assets	$65,327,975	$74,046,799

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

BALANCE SHEETS

(Continued)

	June 30, 2022	December 31, 2021
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$2,392,972	$2,547,251
Other accrued liabilities	3,788,458	3,173,537
Operating lease liability - current portion	459,542	548,870
Deferred revenue - current portion	250,000	500,000
Total current liabilities	6,890,972	6,769,658

Earn-out milestone liability	5,396,000	5,396,000
Notes payable – non-current portion, net of deferred financing costs	5,945,091	5,854,461
Operating lease liability - non-current portion	53,419	230,749
Total liabilities	18,285,482	18,250,868

Commitments and contingencies	–	–

Stockholders’ equity:

Preferred Stock - $0.01 par value (100,000 shares authorized, and no shares issued or outstanding at June 30, 2022 and December 31, 2021)	–	–

Common stock - $0.01 par value (112,500,000 shares authorized; 7,098,763 and 5,770,538 shares issued at June 30, 2022 and December 31, 2021, respectively; and 7,098,741 and 5,770,516 shares outstanding at June 30, 2022 and December 31, 2021, respectively)	70,988	57,705
Additional paid-in capital	396,413,587	388,600,979
Accumulated other comprehensive loss	(70,034)	(7,974)
Accumulated deficit	(349,286,860)	(332,769,591)
Total stockholders’ equity before treasury stock	47,127,681	55,881,119

Treasury stock, at cost (22 shares at June 30, 2022 and December 31, 2021)	(85,188)	(85,188)
Total stockholders’ equity	47,042,493	55,795,931

Total liabilities and stockholders’ equity	$65,327,975	$74,046,799

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Licensing revenue	$125,000	$125,000	$250,000	$250,000

Operating expenses:
Research and development	3,226,295	2,593,412	6,321,715	5,164,985
General and administrative	2,876,976	2,602,990	5,748,533	5,539,761
Total operating expenses	6,103,271	5,196,402	12,070,248	10,704,746

Loss from operations	(5,978,271)	(5,071,402)	(11,820,248)	(10,454,746)

Other (expense) income:
Gain (loss) from change in valuation of earn-out milestone liability	–	81,000	–	(70,000)
Investment income (loss)	40,355	(349)	52,459	2,062
Interest expense	(105,024)	(221,227)	(4,751,281)	(378,841)
Recognized loss on extinguishment of debt	–	(234,419)	–	(234,419)
Other (expense) income	3	(2,000)	1,801	(1,456)
Total other (expense) income, net	(64,666)	(376,995)	(4,697,021)	(682,654)

Net loss	$(6,042,937)	$(5,448,397)	$(16,517,269)	$(11,137,400)

Net loss per common share
Basic and diluted	$(0.87)	$(0.95)	$(2.59)	$(2.19)

Weighted average shares outstanding
Basic and diluted	6,981,970	5,728,250	6,372,908	5,077,696

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Other comprehensive loss

Changes in:
Realized gains on debt securities recognized in investment income, net	$21,596	$1,785	$23,934	$1,785
Unrealized losses on debt securities, net	(32,652)	(7,340)	(85,994)	(5,555)

Change in unrealized losses on available for sale securities, net	(11,056)	(5,555)	(62,060)	(3,770)

Net loss	(6,042,937)	(5,448,397)	(16,517,269)	(11,137,400)

Comprehensive loss	$(6,053,993)	$(5,453,952)	$(16,579,329)	$(11,141,170)

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:

Net loss	$(16,517,269)	$(11,137,400)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	341,954	383,801
Change in fair value of earn-out milestone liability	–	70,000
Recognition of deferred revenue	(250,000)	(250,000)
Stock-based compensation	1,486,522	2,372,945
Deferred income tax asset	1,383,446	1,845,823
Amortization of deferred finance charges and debt discount associated with notes payable	90,630	145,884
Net changes in:
Accrued interest on investment securities	79,116	(105,000)
Advances, deposits, and other current assets	(195,429)	(183,756)
Accounts payable and accrued liabilities	193,984	(491,694)
Net cash used in operating activities	(13,387,046)	(7,349,397)

Cash flows from investing activities:
Purchases of investment securities	(8,405,445)	(40,927,055)
Proceeds from sale and maturity of investment securities	22,775,000	9,000,000
Purchases of property and equipment	(166,022)	(227,000)
Net cash provided by (used in) investing activities	14,203,533	(32,154,055)

Cash flows from financing activities:
Proceeds from redeemable convertible preferred stock offering	28,500,000	–
Payment upon redemption of redeemable convertible preferred stock	(28,500,000)	–
Proceeds from sale of common stock equity, net of issuance costs	6,339,369	52,697,265
Proceeds from exercise of common stock warrants	–	1,508,666
Proceeds from exercise of options to purchase common stock	–	4,725
Proceeds from the SVB Loan Facility, net of issuance costs	–	5,756,630
Payoff of the Horizon Credit Agreement and accrued end of term fees	–	(5,190,587)
Net cash provided by financing activities	6,339,369	54,776,699

Net change in cash, cash equivalents and restricted cash	7,155,856	15,273,247
Cash, cash equivalents and restricted cash at beginning of period	25,586,272	17,164,177
Cash, cash equivalents and restricted cash at end of period	$32,742,128	$32,437,424

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Six Months Ended June 30,
	2022	2021

Supplemental disclosures of cash flow information:
Interest paid on note payable and redemption of convertible redeemable preferred stock	$4,267,107	$267,360

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from lease payments	$299,947	$264,546

Realized and unrealized losses, net, on investment securities	$(62,060)	$(3,770)

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED JUNE 30, 2022 AND 2021

	Common Stock Outstanding		Additional Paid in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity

Balance at April 1, 2022	5,770,467	$57,705	$389,595,593	22	$(85,188)	$(58,978)	$(343,243,923)	$46,265,209
Net loss	-	-	-	-	-	-	(6,042,937)	(6,042,937)
Sale of equity through equity through registered direct offering	1,328,274	13,283	6,326,086	-	-	-	-	6,339,369
Realized and unrealized gains (losses), net, on investments securities	-	-	-	-	-	(11,056)	-	(11,056)
Stock-based compensation expense	-	-	491,908	-	-	-	-	491,908
Balance at June 30, 2022	7,098,741	$70,988	$396,413,587	22	$(85,188)	$(70,034)	$(349,286,860)	$47,042,493

	Common Stock Outstanding		Additional Paid in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity

Balance at April 1, 2021	5,001,285	$50,013	$372,682,792	22	$(85,188)	$1,785	$(317,689,344)	$54,960,058
Net loss	-	-	-	-	-	-	(5,448,397)	(5,448,397)
Sale of equity through equity financing facilities	769,231	7,692	13,746,095	-	-	-	-	13,753,787
Realized and unrealized gains (losses), net, on investments securities	-	-	-	-	-	(5,555)	-	(5,555)
Stock-based compensation expense	-	-	793,619	-	-	-	-	793,619
Balance at June 30, 2021	5,770,516	$57,705	$387,222,506	22	$(85,188)	$(3,770)	$(323,137,741)	$64,053,512

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	Common Stock Outstanding		Additional Paid in	Treasury Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Total

Balance at January 1, 2022	5,770,516	$57,705	$388,600,979	22	$(85,188)	$(7,974)	$(332,769,591)	$55,795,931
Net loss	-	-	-	-	-	-	(16,517,269)	(16,517,269)
Other	(49)	-	-	-	-	-	-	-
Sale of equity through equity financing facilities	1,328,274	13,283	6,326,086	-	-	-	-	6,339,369
Realized and unrealized gains (losses), net, on investments securities	-	-	-	-	-	(62,060)	-	(62,060)
Stock-based compensation expense	-	-	1,486,522	-	-	-	-	1,486,522
Balance at June 30, 2022	7,098,741	$70,988	$396,413,587	22	$(85,188)	$(70,034)	$(349,286,860)	$47,042,493

	Common Stock Outstanding		Additional Paid in	Treasury Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Total

Balance at January 1, 2021	2,713,402	$27,134	$330,669,476	22	$(85,188)	$-	$(312,000,341)	$18,611,081
Net loss	-	-	-	-	-	-	(11,137,400)	(11,137,400)
Sale of equity through equity financing facilities	2,975,503	29,755	52,667,510	-	-	-	-	52,697,265
Shares issued upon exercise of common stock warrants, net of fees	81,111	811	1,507,855	-	-	-	-	1,508,666
Shares issued upon exercise of options to purchase common stock	500	5	4,720	-	-	-	-	4,725
Realized and unrealized gains (losses), net, on investments securities	-	-	-	-	-	(3,770)	-	(3,770)
Stock-based compensation expense	-	-	2,372,945	-	-	-	-	2,372,945
Balance at June 30, 2021	5,770,516	$57,705	$387,222,506	22	$(85,188)	$(3,770)	$(323,137,741)	$64,053,512

See accompanying notes to the condensed consolidated financial statements.

CELSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the three-month and six-month periods ended June 30, 2022 and 2021 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (SEC) on March 31, 2022.

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amount reported in the Company’s financial statements and accompanying notes. Actual results could differ materially from those estimates. Events and conditions arising subsequent to the most recent balance sheet date have been evaluated for their possible impact on the financial statements and accompanying notes. The Company continues to monitor the impact of the COVID-19 pandemic on its financial condition and results of operations, along with the valuation of its long-term assets and intangible assets. The effect of this matter could potentially have an impact on the valuation of such assets in the future.

Acquired in-process research and development (“IPR&D”) in years prior to 2022 has been reviewed for impairment at least annually in the third quarter of each year, and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. Starting in 2022, the Company will review its IPR&D annually in the fourth quarter of each year, and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable (see Note 8).

With $48.1 million in cash and cash equivalents, short-term investments, interest receivable and restricted cash, coupled with approximately $3.5 million of future planned sales of the Company’s State of New Jersey net operating losses, the Company believes it has sufficient capital resources to fund its operations into 2025.

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

Note 4. Restricted Cash

As a condition of the $10 million SVB Loan Facility entered into on June 18, 2021 as further discussed in Note 10, the Company is required at all times to maintain on deposit with SVB as cash collateral in a segregated money market bank account in the name of the Company, unrestricted and unencumbered cash (other than a lien in favor of SVB) in an amount of at least 100% of the aggregate outstanding amount of the SVB loan facility. SVB may restrict withdrawals or transfers by or on behalf of the Company that would violate this requirement. The required reserve totaled $6.0 million as of June 30, 2022 and December 31, 2021. This amount is presented in part as restricted cash in other non-current assets on the accompanying condensed consolidated balance sheets.

The following table reconciles cash and cash equivalents and restricted cash per the balance sheet to the condensed statements of cash flows:

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$26,742,128	$26,437,424
Money market investments, restricted	6,000,000	6,000,000
Total	$32,742,128	$32,437,424

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

The total number of shares of common stock issuable upon exercise of warrants, stock option grants and equity awards were 1,102,554 and 621,681 shares for the three-month and six-month periods ended June 30, 2022 and 2021, respectively. For the three-month and six-month periods ended June 30, 2022 and 2021, diluted loss per common share was the same as basic loss per common share as the other warrants and equity awards that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive. The Company did not pay any dividends during the first six months of 2022 or 2021.

Note 6. Investment in Debt Securities-Available for Sale

Investments in debt securities available for sale with a fair value of $15,371,480 and $29,803,095 as of June 30, 2022 and December 31, 2021, respectively, which consisted of U.S. Treasury securities and corporate debt securities. These investments are valued at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in accumulated other comprehensive loss.

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

	June 30, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Short-term investments
U.S. Treasury securities	$-	$-	$14,786,982	$14,778,705
Corporate debt securities	15,441,515	15,371,480	15,024,087	15,024,390
Total	$15,441,515	$15,371,480	$29,811,069	$29,803,095

	June 30, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Short-term investment maturities
Within 3 months	$4,988,687	$4,981,340	$19,798,177	$19,799,835
Between 3-12 months	10,452,828	10,390,140	10,012,892	10,003,260
Total	$15,441,515	$15,371,480	$29,811,069	$29,803,095

The following table shows the Company’s investment in debt securities available for sale gross unrealized gains (losses) and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2022 and December 31, 2021. The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	June 30, 2022		December 31, 2021
Available for sale securities (all unrealized holding gains and losses are less than 12 months at date of measurement)	Fair Value	Unrealized Holding Gains (Losses)	Fair Value	Unrealized Holding Gains (Losses)

Investments in debt securities with unrealized gains	$998,920	$4,852	$8,999,580	$3,499
Investments in debt securities with unrealized losses	14,372,560	$(74,886)	20,803,515	(11,473)
Total	$15,371,480	$(70,034)	$29,803,095	$(7,974)

Investment (loss) income, which includes net realized losses on sales of available for sale securities and investment income interest and dividends, is summarized as follows:

	Three Months Ended June 30,
	2022	2021
Interest and dividends accrued and paid	$61,951	$1,436
Realized losses	(21,596)	(1,785)
Investment income (loss), net	$40,355	$(349)

	Six Months Ended June 30,
	2022	2021
Interest and dividends accrued and paid	$76,393	$3,847
Realized losses	(23,934)	(1,785)
Investment income, net	$52,459	$2,062

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

Cash and cash equivalents, other current assets, accounts payable and other accrued liabilities are reflected in the condensed consolidated balance sheets at their approximate estimated fair values primarily due to their short-term nature. The fair values of securities available for sale is determined by relying on the securities’ relationship to other benchmark quoted securities and classified its investments as Level 2 items in both 2022 and 2021. There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the six-month period ended June 30, 2022 or during the year ended December 31, 2021. The change in Level 3 liabilities in the first quarter of 2022 was the result of a change in the fair value of the earn-out milestone liability which is included in earnings and in-process R&D. During the second quarter there was no change in the fair value of the earn-out milestone liability. The earnout milestone liability is valued using a risk-adjusted assessment of the probability of payment of each milestone, discounted to present value using an estimated time to achieve the milestone (see Note 13).

Assets and liabilities measured at fair value are summarized below:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Recurring items as of June 30, 2022
Corporate debt securities, available for sale	$15,371,480	$–	$15,371,480	$–

Non-recurring items as of June 30, 2022
In-process R&D (Note 8)	$13,366,234	$–	$–	$13,366,234

Recurring items as of December 31, 2021
Corporate debt securities, available for sale	$29,803,095	$–	$29,803,095	$–

Non-recurring items as of December 31, 2021
In-process R&D (Note 8)	$13,366,234	$–	$–	$13,366,234

Liabilities:

Recurring items as of June 30, 2022
Earn-out milestone liability (Note 13)	$5,396,000	$–	$–	$5,396,000

Recurring items as of December 31, 2021
Earn-out milestone liability (Note 13)	$5,396,000	$–	$–	$5,396,000

Note 8. Intangible Assets

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

Acquired In-process Research and Development

Acquired IPR&D consists of EGEN’s drug technology platforms: TheraPlas and TheraSilence. The fair value of the IPR&D drug technology platforms was estimated to be $24.2 million as of the acquisition date. As of the closing of the acquisition, the IPR&D was considered indefinite lived intangible assets and will not be amortized. IPR&D has been reviewed for impairment at least annually in the third quarter of each year, and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. As a result of the Company’s review for impairment, the IPR&D was impaired over the past 8 years to its current fair value of $13.4 million. Starting in 2022, the Company will review its IPR&D annually in the fourth quarter of each year, and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable (see Note 2). The Company’s IPR&D consisted of three core elements, its RNA delivery system, its glioblastoma multiforme cancer (“GBM”) product candidate and its ovarian cancer indication.

The Company’s ovarian cancer indication, with original value of $13.3 million, has not been impaired since its acquisition. At June 30, 2022, the Company evaluated the IPR&D for the ovarian cancer indication. As part of the valuation analysis, the fair value of the intangible assets was estimated by discounting forecasted risk adjusted cash flows at a rate that approximated the cost of capital of a market participant. Management’s forecast of future cash flows was based on the income approach. Significant estimates, all of which are considered Level 3 inputs, were used in the fair value methodology, including the Company’s forecast regarding its future operations and likeliness of obtaining approval to sell its products, as well as other market conditions. Changes in these estimates could change the forecasted cash flows attributed to the IPR&D which could have a significant impact on the fair value of these assets. Based on this valuation analysis, the Company concluded that it is not more than likely that the asset is impaired as of June 30, 2022. As such, no impairment charges for IPR&D related to the ovarian cancer indication were recorded during the three-month and six-month periods ended June 30, 2022 and 2021.

Covenants Not to Compete

Pursuant to the EGEN Purchase Agreement, EGEN provided certain covenants (“Covenant Not To Compete”) to the Company whereby EGEN agreed, during the period ending on the seventh anniversary of the closing date of the acquisition on June 20, 2014, not to enter into any business, directly or indirectly, which competes with the business of the Company nor would it contact, solicit or approach any of the employees of the Company for purposes of offering employment. The Covenant Not to Compete which was valued at approximately $1.6 million at the date of the EGEN Acquisition has a definitive life and is amortized on a straight-line basis over its life of 7 years. The Company recognized amortization expense of $56,829 during each of the three-month and six-month periods ended June 30, 2021. The carrying value of the Covenant Not to Compete was fully amortized as of June 30, 2021.

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

Following is a summary of the net fair value of the assets acquired in the EGEN asset acquisition for the six-month period ended June 30, 2022:

IPR&D
For the six months ended June 30, 2022
Balance at January 1, 2022, net	$13,366,234
Impairment	-
Balance at June 30, 2022, net	$13,366,234

Note 9. Accrued Liabilities

Other accrued liabilities at June 30, 2022 and December 31, 2021 include the following:

	June 30, 2022	December 31, 2021
Amounts due to contract research organizations and other contractual agreements	$2,294,622	$1,401,356
Accrued payroll and related benefits	1,057,475	1,636,727
Accrued interest	21,875	16,792
Accrued professional fees	395,074	87,250
Other	19,412	31,412
Total	$3,788,458	$3,173,537

Note 10. Notes Payable

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

The SVB Loan Facility is in the form of money market secured indebtedness bearing interest at a calculated WSJ Prime-based variable rate (currently 5.50%). A final payment equal to 3% of the total $10 million commitment amount is due upon maturity or prepayment of the SVB Loan Facility. There was no facility commitment fee and no stock or warrants were issued to SVB. Payments under the loan agreement are interest only for the first 24 months after loan closing, followed by a 24-month amortization period of principal and interest through the scheduled maturity date.

In connection with the SVB Loan Facility, the Company incurred financing fees and expenses totaling $243,370 which is recorded and classified as debt discount and are being amortized as interest expense using the effective interest method over the life of the loan. Also, in connection with the SVB Loan Facility, the Company is required to pay an end-of-term fee equal to 3.0% of the original loan amount at time of maturity. Therefore, these amounts totaling $300,000 are being amortized as interest expense using the effective interest method over the life of the loan. During the three-month and six-month periods ended June 30, 2022, the Company incurred interest expense of $109,084 and amortized $90,630 as interest expense for debt discounts and end-of-term fee in connection with the SVB Financing Facility.

Following is a schedule of future principal payments, net of unamortized debt discounts and amortized end-of-term fee, due on the SVB Loan Facility:

As of June 30,
2023	$–
2024	3,000,000
2025	3,000,000
2026 and thereafter	–
Subtotal of future principal payments	6,000,000
Unamortized debt premium, net	(54,909)
Total	$5,945,091

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

Following is a schedule of the amounts paid to Horizon on June 18, 2021:

Principal balance at June 18, 2021	$5,000,000
Early termination fees	150,000
End of term charges	275,000
Total	$5,425,000

As an initial fee in connection with the Horizon Credit Agreement, Celsion issued Horizon warrants exercisable for a total of 12,674 shares of Celsion’s common stock (the “Existing Warrants”) at a per share exercise price of $39.45. The Existing Warrants were immediately exercisable for cash or by net exercise from the date of grant and will expire after ten years from the date of grant. Pursuant to the Horizon Amendment, one-half of the aggregate Existing Warrants, exercisable for a total of 6,337 shares of Celsion’s common stock, were cancelled, and Celsion issued Horizon new warrants exercisable at a per share exercise price equal to $15.15 for a total of 16,501 shares of Celsion’s common stock (the “New Warrants”). The New Warrants were immediately exercisable for cash or by net exercise from the date of grant and will expire after ten years from the date of grant. The remaining 6,337 Existing Warrants issued in connection with the Horizon Credit Agreement remain outstanding at a per share exercise price of $39.45.

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

During the three-month and six-month periods ended June 30, 2021, the Company incurred $105,607 and $225,920, respectively, in interest expense and amortized $102,126 and $139,428, respectively, as interest expense for debt discounts and end of term charges in connection with the Horizon Credit Agreement.

Note 11. Stockholders’ Equity

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

Immediately prior to the reverse stock split, the Company had 86,557,736 shares of common stock outstanding which consolidated into 5,770,467 shares of the Company’s common stock. No fractional shares were issued in connection with the reverse stock split. Holders of fractional shares have been paid out in cash for the fractional portion with the Company’s overall exposure for such payouts consisting of a nominal amount. The amount of the Company’s outstanding convertible preferred stock was not affected by the reverse stock split. The number of outstanding options, stock awards and warrants were adjusted accordingly, with outstanding options and stock awards being reduced from approximately 6.6 million to approximately 0.4 million and outstanding warrants being reduced from approximately 2.5 million to approximately 0.2 million.

At the Market Offering Agreement

On May 25, 2022, the Company entered into an At the Market Offering Agreement (the “Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to which the Company may offer and sell, from time to time, through Wainwright shares of common stock of Celsion having an aggregate offering price of up to $ 7,500,000. Celsion intends to use the net proceeds from the offering, if any, for general corporate purposes, including research and development activities, capital expenditures and working capital. The Company has not sold any shares under the Agreement with Wainwright in 2022.

Capital on DemandTM Sales Agreement

On December 4, 2018, the Company entered into the Capital on Demand Agreement with JonesTrading, pursuant to which the Company may offer and sell, from time to time, through JonesTrading, shares of common stock of Celsion having an aggregate offering price of up to $16.0 million. During the first six months of 2021, the Company has sold 0.5 million shares under the Capital on Demand Agreement, receiving approximately $6.9 million in gross proceeds. The Capital on Demand Agreement with JonesTrading was terminated in the first quarter of 2021.

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

Series A and Series B Convertible Redeemable Preferred Stock Offering

On January 10, 2022, the Company entered into a Securities Purchase Agreement (the “Preferred Stock Purchase Agreement”) with several institutional investors, pursuant to which the Company agreed to issue and sell, in concurrent registered direct offerings (the “Preferred Offerings”), (i) 50,000 shares of the Company’s Series A Convertible Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), and (ii) 50,000 shares of the Company’s Series B Convertible Redeemable Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”), in each case at an offering price of $285 per share, representing a 5% original issue discount to the stated value of $300 per share, for gross proceeds of each Preferred Offering of $14.25 million, or approximately $28.50 million in the aggregate for the Preferred Offerings, before the deduction of the Placement Agent’s (as defined below) fee and offering expenses. The shares of Series A Preferred Stock had a stated value of $300 per share and were convertible, at a conversion price of $13.65 per share, into 1,098,901 shares of common stock (subject in certain circumstances to adjustments). The shares of Series B Preferred Stock had a stated value of $300 per share and were convertible, at a conversion price of $15.00 per share, into 1,000,000 shares of common stock (subject in certain circumstances to adjustments). The closing of the Preferred Offerings occurred on January 13, 2022.

The Company held a special meeting of stockholders to consider an amendment (the “Amendment”) to the Company’s Certificate of Incorporation, as amended, to effect a reverse stock split of the outstanding shares of common stock (“Common Stock”) by a ratio to be determined by the Board of Directors of the Company (the “Reverse Stock Split”). The investors of the Preferred Stock Purchase Agreement had agreed to not transfer, offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of the shares of the Preferred Stock until the Reverse Stock Split, to vote the shares of the Series A Preferred Stock purchased in the Preferred Offerings in favor of such Amendment and to vote the shares of the Series B Preferred Stock purchased in the Preferred Offerings in a manner that “mirrors” the proportions on which the shares of Common Stock (excluding any shares of Common Stock that are not voted) and Series A Preferred Stock are voted on the Reverse Stock Split and the Amendment.

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

April 2022 Registered Direct Offering

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

As of June 30, 2022, there were a total of 946,454 shares of Celsion common stock reserved for issuance under the 2018 Plan, which were comprised of 924,699 shares of Celsion common stock subject to equity awards previously granted under the 2018 Plan and 2007 Plan and 21,755 shares of Celsion common stock available for future issuance under the 2018 Plan. As of June 30, 2022, there were a total of 9,336 shares of Celsion common stock subject to outstanding inducement awards.

A summary of stock option awards and restricted stock grants for the six-months ended June 30, 2022 is presented below:

	Stock Options		Restricted Stock Awards		Weighted Average
	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Contractual Terms of Equity Awards (in years)
Equity awards outstanding at January 1, 2022	441,425	$38.50	1,481	$12.36

Equity awards granted	508,488	$3.11	400	$4.60

Equity awards terminated	(17,659)	$35.28	(100)	$9.45

Equity awards outstanding at June 30, 2022	932,254	$19.25	1,781	$10.78

Aggregate intrinsic value of outstanding equity awards at June 30, 2022	$–		$3,277

Equity awards exercisable at June 30, 2022	521,262	$27.72

Aggregate intrinsic value of equity awards exercisable at June 30, 2022	$–

Total compensation cost related to stock options and restricted stock awards amounted to approximately $0.5 million and $0.8 million for the three-month periods ended June 30, 2022 and 2021, respectively. Of these amounts, $0.2 million and $0.3 million was charged to research and development during the three-month periods ended June 30, 2022 and 2021, respectively, and $0.3 million and $0.5 million was charged to general and administrative expenses during the three-month periods ended June 30, 2022 and 2021, respectively.

Total compensation cost related to stock options and restricted stock awards amounted to approximately $1.5 million and $2.4 million for the six-month periods ended June 30, 2022 and 2021, respectively. Of these amounts, $0.5 million and $0.9 million was charged to research and development during the six-month periods ended June 30, 2022 and 2021, respectively, and $1.0 million and $1.5 million was charged to general and administrative expenses during the six-month periods ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, there was $1.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.3 years. The weighted average grant date fair values of the stock options granted was $2.81 and $1.98 during the six-month periods ended June 30, 2022 and 2021, respectively.

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

Six Months Ended June 30,
	2022	2021
Risk-free interest rate	1.74 to 3.43%	1.56 to 1.74%
Expected volatility	107.6% to 108.5%	106.8 to 113%
Expected life (in years)	8.5 to 9.0	7.5 to 10.0
Expected dividend yield	-%	-%

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

As of June 30, 2022 and December 31, 2021, the Company fair valued the earn-out milestone liability at $5.4 million. In assessing the fair value of the earnout milestone liability at June 30, 2022 and December 31, 2021, the Company considered each of the settlement provisions per the Amended Asset Purchase Agreement and equally weighted the probability of a cash or cash and common stock payment.

Note 14. Warrants

Following is a summary of all warrant activity for the six-month period ended June 30, 2022:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price

Warrants outstanding at December 31, 2021	175,792	$20.96

Warrants expired during the six months ended June 30, 2022	(7,273)	$48.30

Warrants outstanding at June 30, 2022	168,519	$19.78

Aggregate intrinsic value of outstanding warrants at June 30, 2022	$-

Weighted average remaining contractual terms at June 30, 2022	3.5 years

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

Following is a table of the lease payments and maturity of our operating lease liabilities as of June 30, 2022:

Remainder of 2022	$301,548
2023	238,609
2024 and thereafter	–
Subtotal future lease payments	540,157
Less imputed interest	(27,196)
Total lease liabilities	$512,961

Weighted average remaining life	1.0

Weighted average discount rate	9.98%

For the three-month and six-month periods ended June 30, 2022, operating lease expense was $146,936 and $293,872, respectively, and cash paid for operating leases included in operating cash flows was $150,374 and $299,947, respectively.

For the three-month and six-month periods ended June 30, 2021, operating lease expense was $130,595 and $261,190, respectively, and cash paid for operating leases included in operating cash flows was $132,452 and $264,546, respectively.

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

Note 17. Commitments and Contingencies

On October 29, 2020, a putative securities class action was filed against the Company and certain of its officers and directors (the “Spar Individual Defendants”) in the U.S. District Court for the District of New Jersey, captioned Spar v. Celsion Corporation, et al., Case No. 1:20-cv-15228. The plaintiff alleges that the Company and Individual Defendants made false and misleading statements regarding one of the Company’s product candidates, ThermoDox®, and brings claims for damages under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all Defendants, and under Section 20(a) of the Exchange Act of 1934 against the Individual Defendants. The Company believes that the case is without merit and intends to defend it vigorously. At this stage of the case neither the likelihood that a loss, if any, will be realized, nor an estimate of possible loss or range of loss, if any, can be determined.

In February 2021, a derivative shareholder lawsuit was filed against the Company, as the nominal defendant, and certain of its directors and officers as defendants in the U.S. District Court for the District of New Jersey, captioned Fidler v. Michael H. Tardugno, et al., Case No. 3:21-cv-02662. The plaintiff alleges breach of fiduciary duty and other claims arising out of alleged statements made by certain of the Company’s directors and/or officers regarding ThermoDox®. The Company believes it has meritorious defenses to these claims and intends to vigorously contest this suit. At this stage of the case neither the likelihood that a loss, if any, will be realized, nor an estimate of possible loss or range of loss, if any, can be determined.

In August 2021, a complaint regarding a corporate books and records demand was filed against the Company in the Court of Chancery of the State of Delaware, captioned Pacheco v. Celsion Corporation, Case No. 2021-0705. The plaintiff alleges he is entitled to inspect the Company’s books and records concerning the OPTIMA Study and other materials. The Company believes that the scope of the demand is without merit and intends to defend it vigorously. At this stage of the case neither the likelihood that a loss, if any, will be realized, nor an estimate of possible loss or range of loss, if any, can be determined.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed above under “Cautionary Note Regarding Forward-Looking Statements,” and in Item 1A. Risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

We initiated the OVATION I Study at four clinical sites at the University of Alabama at Birmingham, Oklahoma University Medical Center, Washington University in St. Louis, and the Medical College of Wisconsin. During 2016 and 2017, we announced data from the first fourteen patients in the OVATION I Study. On October 3, 2017, we announced positive clinical data from the first fourteen patients who completed treatment in the OVATION I Study. GEN-1 plus standard chemotherapy produced no dose limiting toxicities and positive dose dependent efficacy signals which correlate well with positive surgical outcomes as summarized below:

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

OVATION 2 Study. The Company held an Advisory Board Meeting on September 27, 2017 with the clinical investigators and scientific experts including those from Roswell Park Cancer Institute, Vanderbilt University Medical School, and M.D. Anderson Cancer Center to review and finalize clinical, translational research and safety data from the OVATION I Study to determine the next steps forward for our GEN-1 immunotherapy program. On November 13, 2017, the Company filed its Phase I/II clinical trial protocol with the FDA for GEN-1 for the localized treatment of ovarian cancer. The protocol is designed with a single dose escalation phase to 100 mg/m² to identify a safe and tolerable dose of GEN-1 while maximizing an immune response. The Phase I portion of the study will be followed by a continuation at the selected dose in approximately 110 patients randomized Phase II study.

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

●	When combining these results with the surgical resection rates observed in the Company’s prior Phase Ib dose-escalation trial (the OVATION 1 Study), a population of patients with inclusion criteria identical to the OVATION 2 Study, the data reflect the strong dose-dependent efficacy of adding GEN-1 to the current standard of care NACT:

		% of Patients R0 Resections
0, 36, 47 mg/m² of GEN-1 plus NACT	N =12	42%
61, 79, 100 mg/m² of GEN-1 plus NACT	N = 17	82%

●	The ORR as measured by Response Evaluation Criteria in Solid Tumors (RECIST) criteria for the 0, 36, 47 mg/m² dose GEN-1 patients were comparable, as expected, to the higher (61, 79, 100 mg/m²) dose GEN-1 patients, with both groups demonstrating an approximate 80% ORR.

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

On July 27, 2020, the Company announced the randomization of the first two patients in the Phase II portion of the OVATION 2 Study with GEN-1 in advanced ovarian cancer. The Company anticipates completing enrollment of up to 110 patients before the end of the third quarter of 2022. Because this is an open-label study, the Company has provided clinical updates throughout the course of treatment including response rates and surgical resection scores.

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

In June 2022, the Company announced that following a pre-planned interim safety review of 87 as treated patients (46 patients in the experimental arm and 41 patients in the control arm) randomized in the OVATION 2 Study, the Data Safety Monitoring Board (DSMB) unanimously recommended that the OVATION 2 Study continue treating patients with the dose of 100 mg/m2. The DSMB also determined that safety is satisfactory with an acceptable risk/benefit, and that patients tolerate GEN-1 during a course of treatment that lasts up to six months. No dose-limiting toxicities were reported. Interim clinical data from patients who have undergone interval debulking surgery showed that the GEN-1 treatment arm is continuing to show improvement in R0 surgical resection rates and CRS 3 chemotherapy response scores over the control arm. A complete tumor resection (R0) is a microscopically margin-negative resection in which no gross or microscopic tumor remains in the tumor bed. The chemotherapy response score is a three-tier standardized scoring system for histological tumor regression into complete/near complete (CRS 3), partial (CRS 2) and no/minimal (CRS 1) response based on omental examination.

Through July 31, 2022, over 90% of the patients have been enrolled in the OVATION 2 study. To date no patient in the treatment arm of the phase 2 portion of the trial has received all 17 doses of the GEN-1 treatment as prescribed in the study protocol. Implications will be assessed in conjunction with the primary end point, PFS, results.

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

Investigator-Sponsored Studies with ThermoDox®

Celsion continues working closely and supporting investigations by others to evaluate the use of ThermoDox for the treatment of various cancer. Following inquiries from the NIH, we renewed our Cooperative Research and Development Agreement (CRADA) with the Institute at a nominal cost, one goal of which is to pursue their interest in a study of ThermoDox® to treat patients with bladder cancer. Importantly, Celsion is developing a business model to support these investigator-sponsored studies in a manner that will not interfere with the Company’s focus on our GEN-1 program and vaccine development initiative.

Business Plan

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the U.S. Food and Drug Administration. The Company has not generated significant revenue and has incurred significant net losses in each year since our inception. As of June 30, 2022, the Company has incurred approximately $xxx million of cumulative net losses. As of June 30, 2022, the Company had $48.1 million in cash and cash equivalents, short-term investments, interest receivable and restricted cash. The Company has substantial future capital requirements to continue its research and development activities and advance its product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

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

In January 2020, the World Health Organization declared an outbreak of coronavirus, COVID-19, to be a “Public Health Emergency of International Concern,” and the U.S. Department of Health and Human Services declared a public health emergency to aid the U.S. healthcare community in responding to COVID-19. This virus continues to evolve and may have an adverse effect on our operations and product development timelines. Uncertainty with respect to the economic impacts of the pandemic has introduced significant volatility in the financial markets. While the extent to which COVID-19 impacts the Company’s future results will depend on future developments, the pandemic and associated economic impacts could result in a material impact to the Company’s future financial condition, results of operations and cash flows.

The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the U.S. and worldwide resulting from the ongoing COVID-19 pandemic and the geopolitical turmoil caused by the war in Ukraine. These disruptions may have a negative impact on the Company’s clinical trials process and enrollment of patients. The ongoing geopolitical turmoil caused by the war in Ukraine has contributed to highly volatile financial markets which may impact our ability to access the capital markets and rising levels of inflation which may impact our expenditures and supply chain. The Company continues to monitor its operating activities in light of these events, and it is reasonably possible that these events could have a negative effect on the Company’s financial condition and results of operations. The specific impact, if any, is not readily determinable as of the date of the Financial Statements.

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

Since 2018, the Company has annually submitted applications to sell a portion of the Company’s State of New Jersey net operating losses as part of the Technology Business Tax Certificate Program sponsored by The New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused New Jersey NOLs and unused research and development credits are allowed to sell these benefits to other New Jersey-based companies. In 2018 and 2019, the Company sold cumulative New Jersey NOLs from 2011 to 2018 totaling $13 million and received net proceeds of $12.2 million. As part of the Technology Business Tax Certificate Program, the Company sold $1.5 million and $2.0 million of its New Jersey NOLs in 2021 and 2020, respectively. The sale of these net operating losses resulted in net proceeds to the Company of approximately $1.4 million in 2021 and $1.9 million in 2020. During 2021, the New Jersey State Legislature increased the maximum lifetime benefit per company from $15 million to $20 million, which will allow the Company to participate in this funding program in future years for up to an additional $3.5 million in net operating losses under this maximum lifetime benefit. In June 2022, the Company filed an application with The New Jersey Economic Development Authority to sell $1.7 million of its New Jersey NOL’s for the tax year 2021 which is expected to generate net proceeds to the Company of approximately $1.6 million.

In June 2018, the Company entered into a Credit Agreement with Horizon Technology Finance Corporation (“Horizon”) that provided $10 million in capital (the “Horizon Credit Agreement”). The obligations under the Horizon Credit Agreement are secured by a first-priority security interest in substantially all assets of Celsion other than intellectual property assets. Payments under the loan agreement are interest only (calculated based on one-month LIBOR plus 7.625%) for the first 24 months through July 2020, followed by a 21-month amortization period of principal and interest starting on August 1, 2020, and ending through the scheduled maturity date on April 1, 2023. On August 28, 2020, in connection with an Amendment to the Horizon Credit Agreement, Celsion repaid $5 million of the $10 million loan and $0.2 million in related end of term charges, and the remaining $5 million in obligations were restructured. As more fully discussed in Note 10 to the Financial Statements, in June 2021, the Company entered into a $10 million loan facility with Silicon Valley Bank (“SVB”). The Company immediately used $6 million from this facility to retire all outstanding indebtedness with Horizon and deposited $6 million with SVB as restricted cash as discussed in more detail in Note 4. The remaining $4 million under the SVB loan facility (“SVB Loan Facility”) will be available to be drawn down up to 12 months after closing. Payments under the loan agreement are interest only for the first 24 months after loan closing, followed by a 24-month amortization period of principal and interest through the scheduled maturity date.

With $48.1 million in cash and cash equivalents, short-term investments, interest receivable and restricted cash, coupled with approximately $3.5 million of future planned sales of the Company’s State of New Jersey net operating losses, the Company believes it has sufficient capital resources to fund its operations into 2025.

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

●

On January 10, 2022, the Company entered into the Preferred Stock Purchase Agreement with several institutional investors, pursuant to which the Company agreed to issue and sell, in the Preferred Offerings, (i) 50,000 shares of Series A Preferred Stock, and (ii) 50,000 shares of Series B Preferred Stock, in each case at an offering price of $285 per share, representing a 5% original issue discount to the stated value of $300 per share, for gross proceeds of each Preferred Offering of $14.25 million, or approximately $28.50 million in the aggregate for the Preferred Offerings, before the deduction of the Placement Agent’s (as defined below) fee and offering expenses. The shares of Series A Preferred Stock had a stated value of $300 per share and were convertible, at a conversion price of $13.65 per share, into 1,098,901 shares of common stock (subject in certain circumstances to adjustments). The shares of Series B Preferred Stock had a stated value of $300 per share and were convertible, at a conversion price of $15.00 per share, into 1,000,000 shares of common stock (subject in certain circumstances to adjustments). The closing of the Preferred Offerings occurred on January 13, 2022.

The Company held a special meeting of stockholders to consider an amendment (the “Amendment”) to the Company’s Certificate of Incorporation, as amended, to effect a reverse stock split of the outstanding shares of common stock (“Common Stock”) by a ratio to be determined by the Board of Directors of the Company (the “Reverse Stock Split”). The investors have agreed in the Purchase Agreement to not transfer, offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of the shares of the Preferred Stock until the Reverse Stock Split, to vote the shares of the Series A Preferred Stock purchased in the Preferred Offerings in favor of such Amendment and to vote the shares of the Series B Preferred Stock purchased in the Preferred Offerings in a manner that “mirrors” the proportions on which the shares of Common Stock (excluding any shares of Common Stock that are not voted) and Series A Preferred Stock are voted on the Reverse Stock Split and the Amendment.

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

Significant Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our 2021 Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022. See Note 3 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

As a clinical stage biopharmaceutical company, our business, and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in “Item 1A. Risk Factors” under “Part II: Other Information” included herein.

FINANCIAL REVIEW FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

Results of Operations

For the three months ended June 30, 2022 our net loss was $6.0 million compared to a net loss of $5.4 million for the same three-month period of 2021.

With $48.1 million in cash and cash equivalents, short-term investments, interest receivable and restricted cash, coupled with approximately $3.5 million of future planned sales of the Company’s State of New Jersey net operating losses, the Company believes it has sufficient capital resources to fund its operations into 2025.

	Three Months Ended June 30,
	(In thousands)		Change Increase (Decrease)
	2022	2021
Licensing Revenue:	$125	$125	$–	–%

Operating Expenses:
Clinical Research	1,505	1,210	295	24.4%
Chemistry, Manufacturing and Controls (CMC)	1,721	1,383	338	24.4%
Research and development expenses	3,226	2,593	633	24.4%
General and administrative expenses	2,877	2,603	274	10.5%
Total operating expenses	6,103	5,196	907	17.5%
Loss from operations	$(5,978)	$(5,071)	$(907)	17.9%

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten-year term of the agreement; therefore, we recorded deferred revenue of $125,000 in each of the second quarters of 2022 and 2021.

Research and Development Expenses

Research and development (“R&D”) expenses were $3.2 million in the second quarter of 2022 compared $2.6 million in same period of 2021. Costs associated the OVATION 2 Study were $0.4 million in each of the second quarters of 2022 and 2021. Costs associated with the OPTIMA Study were $0.5 million in the second quarter of 2022 compared to $0.2 million in the same period of 2021. In July 2020, the Company unblinded the OPTIMA Study at the recommendation of the DMC to halt the study due to futility. Other clinical and regulatory costs were $0.7 million the second quarter of 2022 compared to $0.6 million in the same period of 2021. R&D costs associated with the development of GEN-1 to support the OVATION 2 Study as well as development of the PLACCINE DNA vaccine technology platform increased to $1.5 million in the second quarter of 2022 compared to $1.0 million in the same period of 2021. CMC costs decreased to $0.3 million in the second quarter of 2022 compared to $0.4 million in the same period of 2021.

General and Administrative Expenses

General and administrative expenses were $2.9 million in the second quarter of 2022 compared to $2.6 million in the same period of 2021. The increase of costs is associated with higher professional fees partially offset by less stock compensation costs.

Impairment of IPR&D Liability

Due to the continuing deterioration of public capital markets in the biotech industry and its impact on market capitalization rates in this section, IPR&D related to the ovarian cancer indication was reviewed for impairment during the second quarter of 2022. Based on the Company’s analysis of the IPR&D, the Company has concluded that it is not more than likely that the asset had been impaired as of June 30, 2022. As such, no impairment charges for IPR&D related to the ovarian cancer indication were recorded during the second quarter of 2022.

Change in Earn-out Milestone Liability

As of June 30, 2022 and March 31, 2022, the Company fair valued the earn-out milestone liability at $5.4 million with no change recorded to the fair value of the earn-out milestone during the second quarter of 2022.

Investment income and interest expense

The Company recognized interest expense of $0.1 million in the second quarter of 2022 compared to $0.2 million in the same period of 2021. As more fully discussed in Note 10, in June 2021, the Company entered into a $10 million loan facility with Silicon Valley Bank. The Company immediately used $6 million from this facility to retire all outstanding indebtedness with Horizon Technology Finance Corporation. The remaining $4 million will be available to be drawn down up to 12 months after closing and will be used for working capital and to fund the advancement of the Company’s product pipelines. In connection with this Horizon Technology Financing Facility, the Company incurred $0.2 million in interest expense in the second quarter of 2021 compared to $0.3 million during the same period of 2020. In connection with the termination of the Horizon Technology Financing Facility in the second quarter of 2021, the Company paid early termination and end of term charges to Horizon and recognized $0.2 million as a loss on debt extinguishment.

Investment income from its short-term investments was insignificant in the second quarter of 2021 and 2022.

FINANCIAL REVIEW FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

Results of Operations

For the six months ended June 30, 2022 our net loss was $16.5 million compared to a net loss of $11.1 million for the same six-month period of 2021.

	Six Months Ended June 30,
	(In thousands)		Change Increase (Decrease)
	2022	2021
Licensing Revenue:	$250	$250	$–	–%

Operating Expenses:
Clinical Research	2,826	2,364	462	19.5%
Chemistry, Manufacturing and Controls (CMC)	3,496	2,801	695	24.8%
Research and development expenses	6,322	5,165	1,157	22.4%
General and administrative expenses	5,748	5,540	208	3.8%
Total operating expenses	12,070	10,705	1,365	12.8%
Loss from operations	$(11,820)	$(10,455)	$(1,365)	13.1%

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten-year term of the agreement; therefore, we recorded deferred revenue of $250,000 in each of the first two quarters of 2022 and 2021.

Research and Development Expenses

Research and development (“R&D”) expenses were $6.3 million in the first half of 2022 compared $5.2 million in same period of 2021. Costs associated the OVATION 2 Study were $0.8 million in the first half of 2022 compared to $0.9 million in the same period of 2021. Costs associated with the OPTIMA Study were $0.5 million in the first half of 2022 compared to $0.4 million in the same period of 2021. In July 2020, the Company unblinded the OPTIMA Study at the recommendation of the DMC to halt the study due to futility. Other clinical and regulatory costs were $1.5 million the first half of 2022 compared to $1.2 million in the same period of 2021. R&D costs associated with the development of GEN-1 to support the OVATION 2 Study as well as development of the PLACCINE DNA vaccine technology platform increased to $2.9 million in the first half of 2022 compared to $2.0 million in the same period of 2021. CMC costs decreased to $0.6 million in the first half of 2022 compared to $0.8 million in the same period of 2021.

General and Administrative Expenses

General and administrative expenses were $5.7 million in the first half of 2022 compared to $5.5 million in the same period of 2021. The increase of costs is associated with higher professional fees partially offset by less stock compensation costs.

Impairment of IPR&D Liability

Due to the continuing deterioration of public capital markets in the biotech industry and its impact on market capitalization rates in this section, IPR&D related to the ovarian cancer indication was reviewed for impairment during the first half of 2022. Based on the Company’s analysis of the IPR&D, the Company has concluded that it is not more than likely that the asset had been impaired as of June 30, 2022. As such, no impairment charges for IPR&D related to the ovarian cancer indication were recorded during the first half of 2022.

Change in Earn-out Milestone Liability

As of June 30, 2022 and December 31, 2021, the Company fair valued the earn-out milestone liability at $5.4 million with no change recorded to the fair value of the earn-out milestone liability during the first half of 2022.

Investment income and interest expense

The Company recognized interest expense of $4.8 million in the first half of 2022. As more fully discussed in Notes 10 and 11 of the financial statements, the Company expensed $0.2 million in interest due to the Silicon Valley Bank loan facility and $4.6 million in interest attributed to the Series A Preferred Stock and Series B Preferred Stock during the first quarter of 2022.

As more fully discussed in Note 10, in June 2021, the Company entered into a $10 million loan facility with Silicon Valley Bank. The Company immediately used $6 million from this facility to retire all outstanding indebtedness with Horizon Technology Finance Corporation. The remaining $4 million will be available to be drawn down up to 12 months after closing and will be used for working capital and to fund the advancement of the Company’s product pipelines. In connection with this Horizon Technology Financing Facility, the Company incurred $0.4 million in interest expense in the first half of 202. In connection with the termination of the Horizon Technology Financing Facility in the second quarter of 2021, the Company paid early termination and end of term charges to Horizon and recognized $0.2 million as a loss on debt extinguishment.

Investment income from its short-term investments was insignificant in the first half of 2021 and 2022.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Since inception we have incurred significant losses and negative cash flows from operations. We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities and amounts received under our product licensing agreement with Yakult and our technology development agreement with Hisun. The process of developing ThermoDox®, GEN-1 and other product candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts. We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future. Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $349 million at June 30, 2022.

At June 30, 2022, we had total current assets of $44.9 million and current liabilities of $6.9 million, resulting in net working capital of $38.0 million. At June 30, 2022, we had cash and cash equivalents, short-term investments, interest receivable on short term investments and money market investments ($6.0 million of which is included in other assets) of $48.1 million. At December 31, 2021 we had total current assets of $51.9 million and current liabilities of $6.8 million, resulting in net working capital of $45.1 million. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

Net cash used in operating activities for the first six months of 2022 was $13.4 million. Net cash provided by investing activities was $14.2 million during the first six months of 2022. Cash provided by financing activities during the first six months of 2022 totaled $6.3 million. With $48.1 million in cash and cash equivalents, short-term investments, interest receivable and restricted cash, coupled with approximately $3.5 million of future planned sales of the Company’s State of New Jersey net operating losses, the Company believes it has sufficient capital resources to fund its operations into 2025.

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

Item 4. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2022, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the SEC.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On October 29, 2020, a putative securities class action was filed against the Company and certain of its officers and directors (the “Spar Individual Defendants”) in the U.S. District Court for the District of New Jersey, captioned Spar v. Celsion Corporation, et al., Case No. 1:20-cv-15228. The plaintiff alleges that the Company and Individual Defendants made false and misleading statements regarding one of the Company’s product candidates, ThermoDox®, and brings claims for damages under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all Defendants, and under Section 20(a) of the Exchange Act of 1934 against the Individual Defendants. The Company believes that the case is without merit and intends to defend it vigorously. At this stage of the case neither the likelihood that a loss, if any, will be realized, nor an estimate of possible loss or range of loss, if any, can be determined.

In February 2021, a derivative shareholder lawsuit was filed against the Company, as the nominal defendant, and certain of its directors and officers as defendants in the U.S. District Court for the District of New Jersey, captioned Fidler v. Michael H. Tardugno, et al., Case No. 3:21-cv-02662. The plaintiff alleges breach of fiduciary duty and other claims arising out of alleged statements made by certain of the Company’s directors and/or officers regarding ThermoDox®. The Company believes it has meritorious defenses to these claims and intends to vigorously contest this suit. At this stage of the case neither the likelihood that a loss, if any, will be realized, nor an estimate of possible loss or range of loss, if any, can be determined.

In August 2021, a complaint regarding a corporate books and records demand was filed against the Company in the Court of Chancery of the State of Delaware, captioned Pacheco v. Celsion Corporation, Case No. 2021-0705. The plaintiff alleges he is entitled to inspect the Company’s books and records concerning the OPTIMA Study and other materials. The Company believes that the scope of the demand is without merit and intends to defend it vigorously. At this stage of the case neither the likelihood that a loss, if any, will be realized, nor an estimate of possible loss or range of loss, if any, can be determined.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.2	At the Market Offering Agreement, dated May 25, 2022 by and between Celsion Corporation and H.C. Wainwright & Co. LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on May 25, 2022, (SEC File NO. 001-15911).

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders’ Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

+	Filed herewith.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

**	XBRL information is filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 15, 2022	CELSION CORPORATION

Registrant

	By:	/s/ Corinne Le Goff
Corinne Le Goff
President and Chief Executive Officer

	By:	/s/ Jeffrey W. Church
Jeffrey W. Church
Executive Vice President and Chief Financial Officer

