Form 10-Q
period 2022-09-30
Imunon, Inc.
filed 2022-11-14
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-15911

Imunon, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	52-1256615
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

997 Lenox Drive, Suite 100,

Lawrenceville, NJ 08648

(Address of principal executive offices)

(609) 896-9100

(Registrant’s telephone number, including area code)

Celsion Corporation

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	IMNN	Nasdaq Capital Market

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

As of November 9, 2022, the Registrant had 7,434,309 shares of common stock, $0.01 par value per share, outstanding.

IMUNON, INC.

QUARTERLY REPORT ON

FORM 10-Q

i

Cautionary Note Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q, including, without limitation, any projections of earnings, revenue or other financial items, any statements of the plans and objectives of management for future operations (including, but not limited to, pre-clinical development, clinical trials, manufacturing and commercialization), uncertainties and assumptions regarding the impact of the COVID-19 pandemic on our business, operations, clinical trials, supply chain, strategy, goals and anticipated timelines, any statements concerning proposed drug candidates, potential therapeutic benefits, or other new products or services, any statements regarding future economic conditions or performance, any changes in the course of research and development activities and in clinical trials, any possible changes in cost and timing of development and testing, capital structure, financial condition, working capital needs and other financial items, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business, and operations, we cannot guarantee that actual results will not differ materially from our expectations.

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

Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Imunon,” “we,” “us,” and “our” refer to Imunon, Inc., a Delaware corporation and its wholly owned subsidiaries.

Trademarks

The Company’s brand and product names contained in this document are trademarks, registered trademarks, or service marks of Imunon, Inc. or its subsidiary in the United States (“U.S.”) and certain other countries. This document also contains references to trademarks and service marks of other companies that are the property of their respective owners.

ii

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

IMUNON, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,938,090	$19,586,272
Investment in debt securities - available for sale, at fair value	10,414,395	29,803,095
Accrued interest receivable on investment securities	30,495	108,844
Advances and deposits on clinical programs and other current assets	2,810,787	2,447,413
Total current assets	40,193,767	51,945,624

Property and equipment (at cost, less accumulated depreciation and amortization)	582,531	477,011

Other assets:
Money market investments, restricted cash	6,000,000	6,000,000
Deferred income tax asset	-	1,383,446
In-process research and development, net	13,366,234	13,366,234
Operating lease right-of-use assets, net	294,814	690,995
Deposits and other assets	93,761	183,489
Total other assets	19,754,809	21,624,164

Total assets	$60,531,107	$74,046,799

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

(Continued)

	September 30, 2022	December 31, 2021
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$3,369,913	$2,547,251
Other accrued liabilities	3,925,561	3,173,537
Operating lease liability - current portion	373,525	548,870
Note payable – current portion, net of deferred financing costs	670,513	-
Deferred revenue - current portion	125,000	500,000
Total current liabilities	8,464,512	6,769,658

Earn-out milestone liability	5,396,000	5,396,000
Notes payable – non-current portion, net of deferred financing costs	5,319,520	5,854,461
Operating lease liability - non-current portion	-	230,749
Total liabilities	19,180,032	18,250,868

Commitments and contingencies	-	–

Stockholders’ equity:

Preferred stock - $0.01 par value (100,000 shares authorized, and no shares issued or outstanding at September 30, 2022 and December 31, 2021)	-	–

Common stock - $0.01 par value (112,500,000 shares authorized; 7,098,763 and 5,770,538 shares issued at September 30, 2022 and December 31, 2021, respectively; and 7,098,741 and 5,770,516 shares outstanding at September 30, 2022 and December 31, 2021, respectively)	70,988	57,705
Additional paid-in capital	396,825,849	388,600,979
Accumulated other comprehensive loss	(25,424)	(7,974)
Accumulated deficit	(355,435,150)	(332,769,591)
Total stockholders’ equity before treasury stock	41,436,263	55,881,119

Treasury stock, at cost (22 shares at September 30, 2022 and December 31, 2021)	(85,188)	(85,188)
Total stockholders’ equity	41,351,075	55,795,931

Total liabilities and stockholders’ equity	$60,531,107	$74,046,799

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Licensing revenue	$125,000	$125,000	$375,000	$375,000

Operating expenses:
Research and development	2,408,680	2,468,066	8,730,395	7,633,051
General and administrative	3,890,886	2,718,510	9,639,419	8,258,271
Total operating expenses	6,299,566	5,186,576	18,369,814	15,891,322

Loss from operations	(6,174,566)	(5,061,576)	(17,994,814)	(15,516,322)

Other (expense) income:
Loss from change in valuation of earn-out milestone liability	-	(257,000)	-	(327,000)
Investment income	153,301	3,552	205,760	5,614
Interest expense	(127,025)	(95,520)	(4,878,306)	(474,361)
Recognized loss on extinguishment of debt	-	-	-	(234,419)
Other income (expense)	-	-	1,801	(1,456)
Total other income (expense), net	26,276	(348,968)	(4,670,745)	(1,031,622)

Net loss	$(6,148,290)	$(5,410,544)	$(22,665,559)	$(16,547,944)

Net loss per common share
Basic and diluted	$(0.87)	$(0.94)	$(3.42)	$(3.12)

Weighted average shares outstanding
Basic and diluted	7,098,741	5,770,516	6,621,925	5,311,174

See accompanying notes unaudited to the condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Other comprehensive loss

Changes in:
Realized gains on debt securities recognized in investment income, net	$10,369	$2,736	$34,303	$4,521
Unrealized gains (losses) on debt securities, net	34,241	3,173	(51,753)	(2,382)

Change in realized and unrealized gains (losses) on available for sale securities, net	44,610	5,909	(17,450)	2,139

Net loss	(6,148,290)	(5,410,544)	(22,665,559)	(16,547,944)

Total Comprehensive loss	$(6,103,680)	$(5,404,635)	$(22,683,009)	$(16,545,805)

See accompanying notes unaudited to the condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:

Net loss	$(22,665,559)	$(16,547,944)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	513,552	542,740
Change in fair value of earn-out milestone liability	-	327,000
Recognition of deferred revenue	(375,000)	(375,000)
Stock-based compensation	1,962,807	3,073,569
Realization of deferred income tax asset	1,383,446	1,845,823
Amortization of deferred finance charges and debt discount associated with notes payable	135,572	191,571
Net changes in:
Accrued interest on investment securities	78,349	(38,404)
Advances, deposits, and other current assets	(273,646)	(552,567)
Accounts payable and accrued liabilities	1,168,592	397,701
Net cash used in operating activities	(18,071,887)	(11,135,511)

Cash flows from investing activities:
Purchases of investment securities	(8,403,750)	(40,862,225)
Proceeds from sale and maturity of investment securities	27,775,000	12,000,000
Purchases of property and equipment	(222,891)	(285,971)
Net cash provided by (used in) investing activities	19,148,359	(29,148,196)

Cash flows from financing activities:
Proceeds from redeemable convertible preferred stock offering	28,500,000	-
Payment upon redemption of redeemable convertible preferred stock	(28,500,000)	-
Proceeds from sale of common stock equity, net of issuance costs	6,275,346	52,688,945
Proceeds from exercise of common stock warrants	-	1,508,666
Proceeds from exercise of options to purchase common stock	-	4,725
Proceeds from the SVB Loan Facility, net of issuance costs	-	5,756,630
Payoff of the Horizon Credit Agreement and accrued end of term fees	-	(5,190,587)
Net cash provided by financing activities	6,275,346	54,768,379

Net change in cash, cash equivalents and restricted cash	7,351,818	14,484,672
Cash, cash equivalents and restricted cash at beginning of period	25,586,272	17,164,177
Cash, cash equivalents and restricted cash at end of period	$32,938,090	$31,648,849

See accompanying notes unaudited to the condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021

Supplemental disclosures of cash flow information:
Interest paid	$(4,742,734)	$(307,985)

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for lease payments	$450,721	$418,696

Realized and unrealized (losses) gains, net, on investment securities	$(17,450)	$2,139

See accompanying notes unaudited to the condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	(Loss)/Income	Deficit	Equity

Balance at July 1, 2022	7,098,741	$70,988	$396,413,587	22	$(85,188)	$(70,034)	$(349,286,860)	$47,042,493
Net loss	-	-	-	-	-	-	(6,148,290)	(6,148,290)
Fees incurred from registered direct offering	-	-	(64,023)	-	-	-	-	(64,023)
Realized and unrealized gains (losses), net, on investments securities	-	-	-	-	-	44,610	-	44,610
Stock-based compensation expense	-	-	476,285	-	-	-	-	476,285
Balance at September 30, 2022	7,098,741	$70,988	$396,825,849	22	$(85,188)	$(25,424)	$(355,435,150)	$41,351,075

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	(Loss)/Income	Deficit	Equity

Balance at July 1, 2021	5,770,516	$57,705	$387,222,506	22	$(85,188)	$(3,770)	$(323,137,741)	$64,053,512
Net loss	-	-	-	-	-	-	(5,410,544)	(5,410,544)
Fees incurred from registered direct offering	-	-	(8,320)	-	-	-	-	(8,320)
Realized and unrealized gains (losses), net, on investments securities	-	-	-	-	-	5,909	-	5,909
Stock-based compensation expense	-	-	700,624	-	-	-	-	700,624
Balance at September 30, 2021	5,770,516	$57,705	$387,914,810	22	$(85,188)	$2,139	$(328,548,285)	$59,341,181

See accompanying notes unaudited to the condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Series A & B Preferred		Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity

Balance at January 1, 2022	-	$-	5,770,516	$57,705	$388,600,979	22	$(85,188)	$(7,974)	$(332,769,591)	$55,795,931
Net loss	-		-	-	-	-	-	-	(22,665,559)	(22,665,559)
Effect of reverse stock split	-	-	(49)	-	-	-	-	-	-	-
Issuance of preferred stock upon financing	100,000	28,500,000	-	-	-	-	-	-	-	-
Redemption of preferred stock	(100,000)	(28,500,000)	-	-	-	-	-	-	-	-
Sale of equity through equity financing facilities, net of costs	-	-	1,328,274	13,283	6,262,063	-	-	-	-	6,275,346
Realized and unrealized gains (losses), net, on investments securities	-	-	-	-	-	-	-	(17,450)	-	(17,450)
Stock-based compensation expense	-	-	-	-	1,962,807	-	-	-	-	1,962,807
Balance at September 30, 2022	-	$-	7,098,741	$70,988	$396,825,849	22	$(85,188)	$(25,424)	$(355,435,150)	$41,351,075

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity

Balance at January 1, 2021	2,713,402	$27,134	$330,669,476	22	$(85,188)	$-	$(312,000,341)	$18,611,081
Net loss	-	-	-	-	-	-	(16,547,944)	(16,547,944)
Sale of equity through equity financing facilities, net of costs	2,975,503	29,755	52,659,190	-	-	-	-	52,688,945
Shares issued upon exercise of common stock warrants, net of fees	81,111	811	1,507,855	-	-	-	-	1,508,666
Shares issued upon exercise of options to purchase common stock	500	5	4,720	-	-	-	-	4,725
Realized and unrealized gains (losses), net, on investments securities	-	-	-	-	-	2,139	-	2,139
Stock-based compensation expense	-	-	3,073,569	-	-	-	-	3,073,569
Balance at September 30, 2021	5,770,516	$57,705	$387,914,810	22	$(85,188)	$2,139	$(328,548,285)	$59,341,181

See accompanying notes unaudited to the condensed consolidated financial statements.

IMUNON, INC.

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Note 1. Business Description

On September 19, 2022, Celsion Corporation announced a corporate name change to Imunon, Inc., reflecting the evolution of the Company’s business focus and its commitment to developing cutting-edge immunotherapies and next-generation vaccines to treat cancer and infectious diseases. The Company’s common stock will continue to trade on the Nasdaq Stock Market under the new ticker symbol “IMNN” effective as of the opening of trading on September 21, 2022. The Company filed an amendment to its Articles of Incorporation to effect the new corporate name.

Imunon, Inc. (“Imunon” and the “Company”) is a fully integrated, clinical stage biotechnology company focused on advancing a portfolio of innovative treatments that harness the body’s natural mechanisms to generate safe, effective, and durable responses across a broad array of human diseases, constituting a differentiating approach from conventional therapies. Imunon has two platform technologies: Our TheraPlas® platform for the development of immunotherapies and other anti-cancer nucleic acid-based therapies, and our PLACCINE platform for the development of nucleic acid vaccines for infectious diseases and cancer. The Company’s lead clinical program, GEN-1, is a DNA-based immunotherapy for the localized treatment of advanced ovarian cancer currently in Phase II development. GEN-1 works by instructing the body to produce safe and durable levels of powerful cancer fighting molecules, such as interleukin-12 and interferon gamma, at the tumor site. Additionally, the Company is conducting preclinical proof-of-concept studies on a nucleic acid vaccine candidate targeting SARS-CoV-2 virus in order to validate its PLACCINE platform. Imunon’s platform technologies are based on the delivery of nucleic acids with novel synthetic delivery systems that are independent of viral vectors or devices. We will continue to leverage these platforms and to advance the technological frontier of plasmid DNA to better serve patients with difficult to treat conditions.

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. During the quarter, there have been no changes to the Company’s accounting policies. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the three-month and nine-month periods ended September 30, 2022 and 2021 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022.

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

The Company has $37.4 million in cash and cash equivalents, short-term investments, and interest receivable to fund its operations. The Company also has $6.0 million in restricted cash to fund its financing activity. This is coupled with approximately $3.5 million of future planned sales of the Company’s State of New Jersey net operating losses. The Company believes it has sufficient capital resources to fund its operations into 2025.

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

Note 4. Restricted Cash

As a condition of the SVB Loan Facility entered into on June 18, 2021 as further discussed in Note 10, the Company is required at all times to maintain on deposit with SVB as cash collateral in a segregated money market bank account in the name of the Company, unrestricted and unencumbered cash (other than a lien in favor of SVB) in an amount of at least 100% of the aggregate outstanding amount of the SVB loan facility. SVB may restrict withdrawals or transfers by or on behalf of the Company that would violate this requirement. The required reserve totaled $6.0 million as of September 30, 2022 and December 31, 2021. This amount is presented in part as restricted cash in other non-current assets on the accompanying condensed consolidated balance sheets.

The following table reconciles cash and cash equivalents and restricted cash per the balance sheet to the condensed statements of cash flows:

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$26,938,090	$25,648,849
Money market investments, restricted	6,000,000	6,000,000
Total	$32,938,090	$31,648,849

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

The total number of shares of common stock issuable upon exercise of warrants, stock option grants and equity awards were 1,346,472 and 616,690 shares for the periods ended September 30, 2022 and 2021, respectively. For the three-month and nine-month periods ended September 30, 2022 and 2021, diluted loss per common share was the same as basic loss per common share as the other warrants and equity awards that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive. The Company did not pay any dividends during the first nine months of 2022 or 2021.

Note 6. Investment in Debt Securities-Available for Sale

Investments in debt securities available for sale with a fair value of $10,414,395 and $29,803,095 as of September 30, 2022 and December 31, 2021, respectively, which consisted of U.S. Treasury securities and corporate debt securities. These investments are valued at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in accumulated other comprehensive loss.

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

	September 30, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Short-term investments
U.S. Treasury securities	$-	$-	$14,786,982	$14,778,705
Corporate debt securities	10,439,820	10,414,395	15,024,087	15,024,390
Total	$10,439,820	$10,414,395	$29,811,069	$29,803,095

	September 30, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Short-term investment maturities
Within 3 months	$5,995,105	$5,985,140	$19,798,177	$19,799,835
Between 3-12 months	4,444,715	4,429,255	10,012,892	10,003,260
Total	$10,439,820	$10,414,395	$29,811,069	$29,803,095

The following table shows the Company’s investment in debt securities available for sale gross unrealized gains (losses) and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2022 and December 31, 2021. The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	September 30, 2022		December 31, 2021
Available for sale securities (all unrealized holding gains and losses are less than 12 months at date of measurement)	Fair Value	Unrealized Holding Gains (Losses)	Fair Value	Unrealized Holding Gains (Losses)

Investments in debt securities with unrealized gains	$3,991,260	$1,310	$8,999,580	$3,499
Investments in debt securities with unrealized losses	6,423,135	(26,734)	20,803,515	(11,473)
Total	$10,414,395	$(25,424)	$29,803,095	$(7,974)

Investment (loss) income, which includes net realized losses on sales of available for sale securities and investment income interest and dividends, is summarized as follows:

	For the Three Months Ended September 30,
	2022	2021
Interest and dividends accrued and paid	$163,670	$6,288
Realized losses	(10,369)	(2,736)
Investment income, net	$153,301	$3,552

	For the Nine Months Ended September 30,
	2022	2021
Interest and dividends accrued and paid	$240,063	$10,135
Realized losses	(34,303)	(4,521)
Investment income, net	$205,760	$5,614

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

Cash and cash equivalents, other current assets, accounts payable and other accrued liabilities are reflected in the condensed consolidated balance sheets at their approximate estimated fair values primarily due to their short-term nature. The fair values of securities available for sale is determined by relying on the securities’ relationship to other benchmark quoted securities and classified its investments as Level 2 items in both 2022 and 2021. There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the nine-month period ended September 30, 2022 or during the year ended December 31, 2021. The change in Level 3 liabilities in the first quarter of 2022 was the result of a change in the fair value of the earn-out milestone liability which is included in earnings and in-process R&D. During the third quarter and first nine months of 2022, there was no change in the fair value of the earn-out milestone liability. The earnout milestone liability is valued using a risk-adjusted assessment of the probability of payment of each milestone, discounted to present value using an estimated time to achieve the milestone (see Note 13).

Assets and liabilities measured at fair value are summarized below:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Recurring items as of September 30, 2022
Corporate debt securities, available for sale	$10,414,395	$–	$10,414,395	$–

Non-recurring items as of September 30, 2022
In-process R&D (Note 8)	$13,366,234	$–	$–	$13,366,234

Recurring items as of December 31, 2021
Corporate debt securities, available for sale	$29,803,095	$–	$29,803,095	$–

Non-recurring items as of December 31, 2021
In-process R&D (Note 8)	$13,366,234	$–	$–	$13,366,234

Liabilities:

Recurring items as of September 30, 2022
Earn-out milestone liability (Note 13)	$5,396,000	$–	$–	$5,396,000

Recurring items as of December 31, 2021
Earn-out milestone liability (Note 13)	$5,396,000	$–	$–	$5,396,000

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

Acquired In-process Research and Development

Acquired IPR&D consists of EGEN’s drug technology platforms: TheraPlas and TheraSilence. The fair value of the IPR&D drug technology platforms was estimated to be $24.2 million as of the acquisition date. As of the closing of the acquisition, the IPR&D was considered indefinite lived intangible assets and will not be amortized. IPR&D has been reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. As a result of the Company’s review for impairment, the IPR&D was impaired over the past 8 years by $10.8 million to its current stated value of $13.4 million. Starting in 2022, the Company will review its IPR&D annually in the fourth quarter of each year, and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable (see Note 2). The Company’s IPR&D consisted of three core elements, its RNA delivery system, its glioblastoma multiform cancer (“GBM”) product candidate and its ovarian cancer indication.

The Company’s ovarian cancer indication, with an original value of $13.4 million, has not been impaired since its acquisition. At September 30, 2022, the Company evaluated the IPR&D for the ovarian cancer indication. As part of the valuation analysis, the fair value of the intangible assets was estimated by discounting forecasted risk adjusted cash flows at a rate that approximated the cost of capital of a market participant. Management’s forecast of future cash flows was based on the income approach. Significant estimates, all of which are considered Level 3 inputs, were used in the fair value methodology, including the Company’s forecast regarding its future operations and likeliness of obtaining approval to sell its products, as well as other market conditions. Changes in these estimates could change the forecasted cash flows attributed to the IPR&D which could have a significant impact on the fair value of these assets. Based on this valuation analysis, the Company concluded that it is not more than likely that the asset is impaired as of September 30, 2022. As such, no impairment charges for IPR&D related to the ovarian cancer indication were recorded during the three-month and nine-month periods ended September 30, 2022 and 2021.

Covenants Not to Compete

Pursuant to the EGEN Purchase Agreement, EGEN provided certain covenants (“Covenant Not To Compete”) to the Company whereby EGEN agreed, during the period ending on the seventh anniversary of the closing date of the acquisition on June 20, 2014, not to enter into any business, directly or indirectly, which competes with the business of the Company nor would it contact, solicit or approach any of the employees of the Company for purposes of offering employment. The Covenant Not to Compete which was valued at approximately $1.6 million at the date of the EGEN Acquisition has a definitive life and is amortized on a straight-line basis over its life of 7 years. The Company recognized amortization expense of $56,829 during each of the three-month and nine-month periods ended September 30, 2021. The carrying value of the Covenant Not to Compete was fully amortized as of June 30, 2021.

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

Following is a summary of the net fair value of the assets acquired in the EGEN asset acquisition for the nine-month period ended September 30, 2022:

IPR&D
For the nine months ended September 30, 2022
Balance at January 1, 2022, net	$13,366,234
Impairment	-
Balance at September 30, 2022, net	$13,366,234

Note 9. Accrued Liabilities

Other accrued liabilities at September 30, 2022 and December 31, 2021 include the following:

	September 30, 2022	December 31, 2021
Amounts due to contract research organizations and other contractual agreements	$2,094,811	$1,401,356
Accrued payroll and related benefits	1,276,882	1,636,727
Accrued interest	28,625	16,792
Accrued professional fees	505,831	87,250
Other	19,412	31,412
Total	$3,925,561	$3,173,537

Note 10. Notes Payable

The SVB Loan Facility

On June 18, 2021, the Company entered into a $10 million loan facility (the “SVB Loan Facility”) with Silicon Valley Bank (“SVB”). The Company immediately used $6 million from the SVB Loan Facility to retire all outstanding indebtedness with Horizon Technology Finance Corporation as further discussed below. Concurrently with this transaction, the Company used $6.0 million of other available funds to establish a restricted cash account which serves as security for the SVB Loan Facility.

The SVB Loan Facility is in the form of money market secured indebtedness bearing interest at a calculated WSJ Prime-based variable rate (currently 6.25%). A final payment equal to 3% of the total $10 million commitment amount is due upon maturity or prepayment of the SVB Loan Facility. There was no facility commitment fee and no stock or warrants were issued to SVB. Payments under the loan agreement are interest only for the first 24 months after loan closing, followed by a 24-month amortization period of principal and interest through the scheduled maturity date.

In connection with the SVB Loan Facility, the Company incurred financing fees and expenses totaling $243,370 which is recorded and classified as debt discount and are being amortized as interest expense using the effective interest method over the life of the loan. Also, in connection with the SVB Loan Facility, the Company is required to pay an end-of-term fee equal to 3.0% of the original loan amount at time of maturity. Therefore, these amounts totaling $300,000 are being amortized as interest expense using the effective interest method over the life of the loan. During the three-month period ended September 30, 2022, the Company incurred interest expense of $82,083 and amortized $44,942 as interest expense for debt discounts and end-of-term fee in connection with the SVB Financing Facility. During the nine-month period ended September 30, 2022, the Company incurred interest expense of $191,167 and amortized $135,572 as interest expense for debt discounts and end-of-term fee in connection with the SVB Financing Facility. During the three-month and nine-month periods ended September 30, 2021, the Company incurred interest expense of $49,883 and $56,875, respectively, and amortized $45,687 and $52,144, respectively, as interest expense for debt discounts and end-of-term fee in connection with the SVB Financing Facility.

Following is a schedule of future principal payments, net of unamortized debt discounts and amortized end-of-term fee, due on the SVB Loan Facility:

As of September 30,
2023	$750,000
2024	3,000,000
2025	2,250,000
2026 and thereafter	–
Subtotal of future principal payments	6,000,000
Unamortized debt premium, net	(9,967)
Total	$5,990,033

Horizon Credit Agreement

On June 27, 2018, the Company entered into a loan agreement with Horizon Technology Finance Corporation (“Horizon”) that provided $10 million in new capital (the “Horizon Credit Agreement”). The Company drew down $10 million upon closing of the Horizon Credit Agreement on June 27, 2018. On August 28, 2020, Horizon and the Company amended the Horizon Credit Agreement (the “Horizon Amendment”) whereby the Company repaid $5 million of the loan’s principal with $5 million of the loan remaining outstanding.

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

As an initial fee in connection with the Horizon Credit Agreement, the Company issued Horizon warrants exercisable for a total of 12,674 shares of the Company’s common stock (the “Existing Warrants”) at a per share exercise price of $39.45. The Existing Warrants were immediately exercisable for cash or by net exercise from the date of grant and will expire after ten years from the date of grant. Pursuant to the Horizon Amendment, one-half of the aggregate Existing Warrants, exercisable for a total of 6,337 shares of the Company’s common stock, were cancelled, and the Company issued Horizon new warrants exercisable at a per share exercise price equal to $15.15 for a total of 16,501 shares of the Company’s common stock (the “New Warrants”). The New Warrants were immediately exercisable for cash or by net exercise from the date of grant and will expire after ten years from the date of grant. The remaining 6,337 Existing Warrants issued in connection with the Horizon Credit Agreement remain outstanding at a per share exercise price of $39.45.

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

During the three months ended September 30, 2021, no interest expense was recognized as the amounts owed under the Horizon Credit agreement were paid off in June 2021. During the nine month ended September 30, 2021, the Company incurred $225,920 in interest expense and amortized $139,428 as interest expense for debt discounts and end of term charges in connection with the Horizon Credit Agreement.

Note 11. Stockholders’ Equity

On March 19, 2021, the Company filed with the SEC a new $100 million shelf registration statement on Form S-3 (the “2021 Registration Statement”) that allows the Company to issue any combination of common stock, preferred stock or warrants to purchase common stock or preferred stock. This shelf registration was declared effective on March 30, 2021.

On September 19, 2022, the Company announced a corporate name change to Imunon, Inc. The Company’s common stock will continue to trade on the Nasdaq Stock Market under the new ticker symbol “IMNN” effective as of the opening of trading on September 21, 2022, and its CUSIP number (15117N602) remained unchanged. The Company filed an amendment to its Articles of Incorporation to effect the new corporate name.

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

At the Market Offering Agreement

On May 25, 2022, the Company entered into an At the Market Offering Agreement (the “Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to which the Company may offer and sell, from time to time, through Wainwright, shares of the Company’s common stock having an aggregate offering price of up to $7,500,000. The Company intends to use the net proceeds from the offering, if any, for general corporate purposes, including research and development activities, capital expenditures and working capital. The Company did not sell any shares under the Agreement with Wainwright in the first nine months of 2022. From October 1, 2022 through the date of November 7, 2022, the Company sold 329,511 shares of stock for net proceeds of $494,445.

Capital on DemandTM Sales Agreement

On December 4, 2018, the Company entered into the Capital on Demand Agreement with JonesTrading, pursuant to which the Company may offer and sell, from time to time, through JonesTrading, shares of the Company’s common stock having an aggregate offering price of up to $16.0 million. During the first nine months of 2021, the Company has sold 477,877 shares under the Capital on Demand Agreement, receiving approximately $6.9 million in gross proceeds. The Capital on Demand Agreement with JonesTrading was terminated in the first quarter of 2021.

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

March 2021 Registered Direct Offering

On March 31, 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 Purchase Agreement”) with several institutional investors, pursuant to which the Company issued and sold, in a registered direct offering (the “March 2021 Offering”), an aggregate of 769,231 shares of the Company’s common stock, at an offering price of $19.50 per share for gross proceeds of approximately $15 million before the deduction of the placement agents fee and offering expenses. The closing of the offering occurred on April 5, 2021 and was accounted for in the second quarter of 2021.

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

Pursuant to the Preferred Stock Purchase Agreement, the Company filed two certificates of designation (the “Certificates of Designation”) with the Secretary of the State of Delaware designating the rights, preferences, and limitations of the shares of Preferred Stock. The Certificates of Designation provided, in particular, that the Preferred Stock had no voting rights, other than the right to vote as a class on certain specified matters, except that (i) each share of Series A Preferred Stock had the right to vote, on an as converted basis, on the Reverse Stock Split (together with the Company’s Common Stock and the Series B Preferred Stock as a single class), and (ii) each share of Series B Preferred Stock had the right to cast 3,000 votes per share of Series B Preferred Stock on the Reverse Stock Split.

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

On March 3, 2022, the Company redeemed for cash at a price equal to 105% of the $300 stated value per share all of its 50,000 outstanding shares of Series A Preferred Stock and all of its 50,000 shares of Series B Preferred Stock. As a result, all shares of the Preferred Stock have been retired and are no longer outstanding and the Company’s only class of outstanding stock is its common. Each share of common stock entitles the holder to one vote.

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

At the 2018 Annual Stockholders Meeting of the Company held on May 15, 2018, stockholders approved the 2018 Stock Incentive Plan (the “2018 Plan”). The 2018 Plan, as adopted, permits the granting of 180,000 shares of common stock as equity awards in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, other stock awards, performance awards, or in any combination of the foregoing. At the 2019 Annual Stockholders Meeting of the Company held on May 14, 2019, stockholders approved an amendment to the 2018 Plan whereby the Company increased the number of common stock shares available by 80,000 to a total of 260,000 under the 2018 Plan, as amended. Prior to the adoption of the 2018 Plan, the Company had maintained the 2007 Stock Incentive Plan (the “2007 Plan”). At the 2020 Annual Stockholders Meeting of the Company held on June 15, 2020, stockholders approved an amendment to the 2018 Plan, as previously amended, whereby the Company increased the number of shares of common stock available by 166,667 to a total of 426,667 under the 2018 Plan, as amended. At the 2021 Annual Stockholders Meeting of the Company held on June 10, 2021, stockholders approved an amendment to the 2018 Plan, as previously amended, whereby the Company increased the number of shares of common stock available by 513,333 to a total of 940,000 under the 2018 Plan, as amended.

The Company has issued stock awards to employees and directors in the form of stock options and restricted stock. Options are generally granted with strike prices equal to the fair market value of a share of common stock on the date of grant. Incentive stock options may be granted to purchase shares of common stock at a price not less than 100% of the fair market value of the underlying shares on the date of grant, provided that the exercise price of any incentive stock option granted to an eligible employee owning more than 10% of the outstanding stock of the Company must be at least 110% of such fair market value on the date of grant. Only officers and key employees may receive incentive stock options.

Option and restricted stock awards vest upon terms determined by the Compensation Committee of the Board of Directors and are subject to accelerated vesting in the event of a change of control or certain terminations of employment. The Company issues new shares to satisfy its obligations from the exercise of options or the grant of restricted stock awards.

On September 28, 2018, February 19, 2019 and again on July 19, 2022 and September 27, 2022, the Compensation Committee of the Board of Directors approved the grant of (i) inducement stock options (the “Inducement Option Grants”) to purchase a total of 4,668 shares, 4,668 shares, 177,000 shares, and 8,501 shares of common stock, respectively and (ii) inducement restricted stock awards (the “Inducement Stock Grants”) totaling 1,266 shares, 8,666 shares, 53,000 shares and 2,250 shares of common stock, respectively to eight new employees. Each award has a grant date of the date of grant. Each Inducement Option Grant has an exercise price per share equal to $41.55, $32.70, $1.95, and $1.65 which represents the closing price of the Company’s common stock as reported by Nasdaq on September 28, 2018, February 19, 2019, July 19, 2022 and September 27, 2022, respectively. Each Inducement Option Grant vests over three to four years, with one-third or one-fourth vesting on the one-year anniversary of the employee’s first day of employment with the Company and one-third or one-fourth vesting on the second thru fourth anniversaries thereafter, subject to the new employee’s continued service relationship with the Company on each such date. Each Inducement Option Grant has a ten-year term and is subject to the terms and conditions of the applicable stock option agreement. Each of Inducement Stock Grant vested on the one-year anniversary of the employee’s first day of employment with the Company is subject to the new employee’s continued service relationship with the Company through such date and is subject to the terms and conditions of the applicable restricted stock agreement. As of September 30, 2022, there were a total of 194,837 shares of the Company’s common stock subject to outstanding inducement awards.

As of September 30, 2022, there were a total of 946,454 shares of the Company’s common stock reserved for issuance under the 2018 Plan, which were comprised of 926,085 shares of the Company’s common stock subject to equity awards previously granted under the 2018 Plan and 2007 Plan and 18,088 shares of the Company’s common stock available for future issuance under the 2018 Plan.

A summary of stock option awards and restricted stock grants, inclusive of awards granted under the 2018 Stock Plan and Inducement Option Grants for the nine-months ended September 30, 2022 is presented below:

	Stock Options		Restricted Stock Awards		Weighted Average
	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Contractual Terms of Equity Awards (in years)
Equity awards outstanding at January 1, 2022	441,425	$38.50	1,481	$12.36

Equity awards granted	697,156	$2.79	55,650	$1.96

Equity awards terminated	(17,659)	$35.28	(100)	$9.45

Equity awards outstanding at September 30, 2022	1,120,922	$16.33	57,031	$2.23	8.1

Aggregate intrinsic value of outstanding equity awards at September 30, 2022	$335		$-

Equity awards exercisable at September 30, 2022	521,723	$27.72			7.5

Aggregate intrinsic value of equity awards exercisable at September 30, 2022	$-

Total compensation cost related to stock options and restricted stock awards amounted to approximately $0.4 million and $0.7 million for the three-month periods ended September 30, 2022 and 2021, respectively. Of these amounts, $0.1 million and $0.2 million was charged to research and development during the three-month periods ended September 30, 2022 and 2021, respectively, and $0.3 million and $0.5 million was charged to general and administrative expenses during the three-month periods ended September 30, 2022 and 2021, respectively.

Total compensation cost related to stock options and restricted stock awards amounted to approximately $2.0 million and $3.1 million for the nine-month periods ended September 30, 2022 and 2021, respectively. Of these amounts, $0.7 million and $1.1 million was charged to research and development during the nine-month periods ended September 30, 2022 and 2021, respectively, and $1.3 million and $2.0 million was charged to general and administrative expenses during the nine-month periods ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, there was $1.9 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a period of 4 years. The weighted average grant date fair values of the stock options granted was $2.23 and $1.97 during the nine-month periods ended September 30, 2022 and 2021, respectively.

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Company’s stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

For the Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	1.74 to 4.14%	1.54 to 1.74%
Expected volatility	107.6 to 113.95%	106.8 to 113.2%
Expected life (in years)	7.5 to 9.0	7.5 to 10.0
Expected dividend yield	-%	-%

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

As of September 30, 2022 and December 31, 2021, the Company fair valued the earn-out milestone liability at $5.4 million. In assessing the fair value of the earnout milestone liability as of September 30, 2022 and December 31, 2021, the Company considered each of the settlement provisions per the Amended Asset Purchase Agreement and equally weighted the probability of a cash or cash and common stock payment.

Note 14. Warrants

Following is a summary of all warrant activity for the nine-month period ended September 30, 2022:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price

Warrants outstanding at December 31, 2021	175,792	$20.96

Warrants expired during the nine months ended September 30, 2022	(7,273)	$48.30

Warrants outstanding at September 30, 2022	168,519	$19.78

Aggregate intrinsic value of outstanding warrants at September 30, 2022	$-

Weighted average remaining contractual terms at September 30, 2022	3.3 years

Note 15. Leases

In 2011, the Company executed a lease (the “Lease”) with Brandywine Operating Partnership, L.P. (“Brandywine”), a Delaware limited partnership, for a 10,870 square foot premises located in Lawrenceville, New Jersey and relocated its offices to Lawrenceville, New Jersey from Columbia, Maryland. The Lease had an initial term of 66 months. In late 2015, Lenox Drive Office Park LLC purchased the real estate and office building and assumed the Lease. This Lease was set to expire on April 30, 2017. In April 2017, the Company and the landlord amended the Lease effective May 1, 2017. The 1st Lease Amendment extended the term of the agreement for an additional 64 months, reduced the premises to 7,565 square feet, reduced the monthly rent and provided four months free rent. The monthly rent ranged from approximately $18,900 in the first year to approximately $20,500 in the final year of the 1st Lease Amendment. Effective January 9, 2019, the Company amended the current terms of the 1st Lease Amendment to increase the size of the premises by 2,285 square feet to 9,850 square feet and also extended the lease term by one year to September 1, 2023. The monthly rent ranges from approximately $25,035 in the first year to approximately $27,088 in the final year of the 2nd Lease Amendment.

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

Following is a table of the lease payments and maturity of our operating lease liabilities as of September 30, 2022:

Remainder of 2022	$150,774
2023	238,609
and thereafter	–
Subtotal future lease payments	389,383
Less imputed interest	(15,858)
Total lease liabilities	$373,525

Weighted average remaining life	0.8

Weighted average discount rate	9.98%

For the three-month and nine-month periods ended September 30, 2022, operating lease expense was $146,936 and $440,808, respectively, and cash paid for operating leases included in operating cash flows was $150,774 and $450,721, respectively.

For the three-month and nine-month periods ended September 30, 2021, operating lease expense was $146,936 and $413,577, respectively, and cash paid for operating leases included in operating cash flows was $149,115 and $418,696, respectively.

Note 16. Technology Development and Licensing Agreements

On May 7, 2012, the Company entered into a long-term commercial supply agreement with Zhejiang Hisun Pharmaceutical Co. Ltd. (“Hisun”) for the production of ThermoDox® in the China territory. In accordance with the terms of the agreement, Hisun will be responsible for providing all of the technical and regulatory support services, including the costs of all technical transfer, registration and bioequivalence studies, technical transfer costs, the Company’s consultative support costs and the purchase of any necessary equipment and additional facility costs necessary to support capacity requirements for the manufacture of ThermoDox®. The Company will repay Hisun for the aggregate amount of these development costs and fees commencing on the successful completion of three registration batches of ThermoDox®. Hisun is also obligated to certain performance requirements under the agreement. The agreement will initially be limited to a percentage of the production requirements of ThermoDox® in the China territory with Hisun retaining an option for additional global supply after local regulatory approval in the China territory. In addition, Hisun will collaborate with the Company around the regulatory approval activities for ThermoDox® with the China State Food and Drug Administration (“CHINA FDA”). During the first quarter of 2015, Hisun completed the successful manufacture of three registration batches of ThermoDox®.

On January 18, 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable research and development fee of $5 million to support our development of ThermoDox® in mainland China, Hong Kong, and Macau (the “China territory”). Following our announcement on January 31, 2013 that the HEAT study failed to meet its primary endpoint, the Company and Hisun have agreed that the Technology Development Contract entered into on January 18, 2013 will remain in effect while the parties continue to collaborate and are evaluating the next steps in relation to ThermoDox®, which include the sub-group analysis of patients in the Phase III HEAT Study for the hepatocellular carcinoma clinical indication and other activities to further the development of ThermoDox® for the Greater China market. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will continue to be amortized over the 10-year term of the agreement, until such time as the parties find a mutually acceptable path forward on the development of ThermoDox® based on findings of the ongoing post-study analysis of the HEAT Study data.

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

Among the key provisions of the Memorandum of Understanding are:

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

On August 8, 2016, the Company signed a Technology Transfer, Manufacturing and Commercial Supply Agreement (“GEN-1 Agreement”) with Hisun to pursue an expanded partnership for the technology transfer relating to the clinical and commercial manufacture and supply of GEN-1, the Company’s proprietary gene mediated, IL-12 immunotherapy, for the greater China territory, with the option to expand into other countries in the rest of the world after all necessary regulatory approvals are in effect. The GEN-1 Agreement will help to support supply for both ongoing and planned clinical studies in the U.S., and for potential future studies of GEN-1 in China. GEN-1 is currently being evaluated by the Company in first line ovarian cancer patients.

Key provisions of the GEN-1 Agreement are as follows:

●	The GEN-1 Agreement has targeted unit costs for clinical supplies of GEN-1 that are substantially competitive with the Company’s current suppliers;

●	Once approved, the cost structure for GEN-1 will support rapid market adoption and significant gross margins across global markets;

●	The Company will provide Hisun a certain percentage of China’s commercial unit demand, and separately of global commercial unit demand, subject to regulatory approval;

●	Hisun and the Company will commence technology transfer activities relating to the manufacture of GEN-1, including all studies required by CHINA FDA for site approval; and

●	Hisun will collaborate with the Company around the regulatory approval activities for GEN-1 with the CHINA FDA. A local China partner affords the Company access to accelerated CHINA FDA review and potential regulatory exclusivity for the approved indication.

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

In October 2021, an arbitration was commenced against the Company before the CPR Institute for Conflict Prevention & Resolution, captioned Curia New Mexico, LLC v. Celsion Corp., Case No. G-22-85-S. The plaintiff alleges that the Company failed to pay invoices for the manufacture of ThermoDox®. The Company believes it has a meritorious defense to these claims and is vigorously contesting this allegation. At this stage of the case neither the likelihood that a loss, if any, will be realized, nor an estimate of possible loss or range of loss, if any, can be determined.

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

Strategic and Clinical Overview

On September 19, 2022, Celsion Corporation announced a corporate name change to Imunon, Inc., reflecting the evolution of the Company’s business focus and its commitment to developing cutting-edge immunotherapies and next-generation vaccines to treat cancer and infectious diseases. The Company’s common stock will continue to trade on the Nasdaq Stock Market under the new ticker symbol “IMNN” effective as of the opening of trading on September 21, 2022. The Company has filed an amendment to its Articles of Incorporation to effect the new corporate name.

Imunon, Inc. (“Imunon” and the “Company”) is a fully integrated, clinical stage biotechnology company focused on advancing a portfolio of innovative treatments that harness the body’s natural mechanisms to generate safe, effective, and durable responses across a broad array of human diseases, constituting a differentiating approach from conventional therapies. Imunon has two platform technologies: Our TheraPlas® platform for the development of immunotherapies and other anti-cancer nucleic acid-based therapies, and our PLACCINE platform for the development of nucleic acid vaccines for infectious diseases and cancer. The Company’s lead clinical program, GEN-1, is a DNA-based immunotherapy for the localized treatment of advanced ovarian cancer currently in Phase II development. GEN-1 works by instructing the body to produce safe and durable levels of powerful cancer fighting molecules, such as interleukin-12 and interferon gamma, at the tumor site. Additionally, the Company is conducting preclinical proof-of-concept studies on a nucleic acid vaccine candidate targeting SARS-CoV-2 virus in order to validate its PLACCINE platform. Imunon’s platform technologies are based on the delivery of nucleic acids with novel synthetic delivery systems that are independent of viral vectors or devices. We will continue to leverage these platforms and to advance the technological frontier of plasmid DNA to better serve patients with difficult to treat conditions.

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

We believe that TheraPlas has emerged as a viable alternative to current approaches due to several distinguishing characteristics such as strong molecular versatility that may allow for complex modifications to potentially improve activity and safety with little difficulty. The biocompatibility of these polymers reduces the risk of adverse immune response, thus allowing for repeated administration. Compared to naked DNA or cationic lipids, TheraPlas is generally safer, more efficient, and cost effective. We believe that these advantages place the Company in a strong position to capitalize on this technology platform.

Ovarian Cancer Overview

Ovarian cancer is the most lethal of gynecological malignancies among women with an overall five-year survival rate of 50%. This poor outcome is due in part to the lack of effective prevention and early detection strategies. There were approximately 20,000 new cases of ovarian cancer in the U.S. in 2021 with an estimated 13,000 deaths. Mortality rates for ovarian cancer declined very little in the last forty years due to the unavailability of detection tests and improved treatments. Most women with ovarian cancer are not diagnosed until Stages III or IV, when the disease has spread outside the pelvis to the abdomen and areas beyond causing swelling and pain. The five-year survival rates for Stages III and IV are 39% and 17%, respectively. First-line chemotherapy regimens are typically platinum-based combination therapies. Although this first line of treatment has an approximate 80% response rate, 55% to 75% of women will develop recurrent ovarian cancer within two years and ultimately will not respond to platinum therapy. Patients whose cancer recurs or progresses after initially responding to surgery and first-line chemotherapy have been divided into one of the two groups based on the time from completion of platinum therapy to disease recurrence or progression. This time period is referred to as platinum-free interval. The platinum-sensitive group has a platinum-free interval of longer than six months. This group generally responds to additional treatment with platinum-based therapies. The platinum-resistant group has a platinum-free interval of shorter than six months and is resistant to additional platinum-based treatments. Pegylated liposomal doxorubicin, topotecan, and Avastin are the only approved second-line therapies for platinum-resistant ovarian cancer. The overall response rate for these therapies is 10% to 20% with median overall survival (“OS”) of eleven to twelve months. Immunotherapy is an attractive novel approach for the treatment of ovarian cancer particularly since ovarian cancers are considered immunogenic tumors. IL-12 is one of the most active cytokines for the induction of potent anti-cancer immunity acting through the induction of T-lymphocyte and natural killer cell proliferation. The precedence for a therapeutic role of IL-12 in ovarian cancer is based on epidemiologic and preclinical data.

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

OVATION I Study. In February 2015, we announced that the U.S. Food and Drug Administration (“FDA”) accepted, without objection, the Phase I dose-escalation clinical trial of GEN-1 in combination with the standard of care in neoadjuvant ovarian cancer (the “OVATION I Study”). The OVATION I Study was designed to:

(i)	identify a safe, tolerable, and therapeutically active dose of GEN-1 by recruiting and maximizing an immune response;

(ii)	enroll three to six patients per dose level and evaluate safety and efficacy; and

(iii)	attempt to define an optimal dose for a follow-on Phase I/II study.

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

Key translational research findings from all evaluable patients are consistent with the earlier reports from partial analysis of the data and are summarized below:

●	The intraperitoneal treatment of GEN-1 in conjunction with NACT resulted in dose dependent increases in IL-12 and Interferon-gamma (“IFN-γ”) levels that were predominantly in the peritoneal fluid compartment with little to no changes observed in the patients’ systemic circulation. These and other post-treatment changes including decreases in VEGF levels in peritoneal fluid are consistent with an IL-12 based immune mechanism;

●	Consistent with the previous partial reports, the effects observed in the IHC analysis were pronounced decreases in the density of immunosuppressive T-cell signals (Foxp3, PD-1, PDL-1, IDO-1) and increases in CD8+ cells in the tumor microenvironment;

●	The ratio of CD8+ cells to immunosuppressive cells was increased in approximately 75% of patients suggesting an overall shift in the tumor microenvironment from immunosuppressive to pro-immune stimulatory following treatment with GEN-1. An increase in CD8+ to immunosuppressive T-cell populations is a leading indicator and believed to be a good predictor of improved OS; and

●	Analysis of peritoneal fluid by cell sorting, not reported before, shows a treatment-related decrease in the percentage of immunosuppressive T-cell (Foxp3+), which is consistent with the reduction of Foxp3+ T-cells in the primary tumor tissue, and a shift in tumor naïve CD8+ cell population to more efficient tumor killing memory effector CD8+ cells.

On March 26, 2020, the Company announced with Medidata, a Dassault Systèmes company, that examining matched patient data provided by Medidata in a synthetic control arm (“SCA”) with results from the Company’s completed Phase Ib dose-escalating OVATION I Study showed positive results in progression-free survival (“PFS”). The hazard ratio (“HR”) was 0.53 in the ITT group, showing strong signals of efficacy. The Company believes these data may warrant consideration of strategies to accelerate the clinical development program for GEN-1 in newly diagnosed, advanced ovarian cancer patients by the FDA. In its March 2019 discussion with the Company, the FDA noted that preliminary findings from the Phase Ib OVATION I Study were exciting but lacked a control group to evaluate GEN-1’s independent impact on impressive tumor response, surgical results and PFS. The FDA encouraged the Company to continue its GEN-1 development program and consult with FDA with new findings that may have a bearing on designations such as Fast Track and Breakthrough Therapy.

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

In March 2020, the Company announced encouraging initial clinical data from the first 15 patients enrolled in the Phase I portion of the OVATION 2 Study for patients newly diagnosed with Stage III and IV ovarian cancer. The OVATION 2 Study combines GEN-1, the Company’s IL-12 gene-mediated immunotherapy, with standard-of-care neoadjuvant chemotherapy (“NACT”). Following NACT, patients undergo interval debulking surgery (IDS), followed by three additional cycles of chemotherapy.

GEN-1 plus standard NACT produced positive dose-dependent efficacy results, with no dose-limiting toxicities, which correlates well with successful surgical outcomes as summarized below:

●	Of the 15 patients treated in the Phase I portion of the OVATION 2 Study, nine patients were treated with GEN-1 at a dose of 100 mg/m² plus NACT and six patients were treated with NACT only. All 15 patients had successful resections of their tumors, with eight out of nine patients (88%) in the GEN-1 treatment arm having an R0 resection, which indicates a microscopically margin-negative complete resection in which no gross or microscopic tumor remains in the tumor bed. Only three out of six patients (50%) in the NACT only treatment arm had a R0 resection.

●	When combining these results with the surgical resection rates observed in the Company’s prior Phase Ib dose-escalation trial (the “OVATION 1 Study”), a population of patients with inclusion criteria identical to the OVATION 2 Study, the data reflect the strong dose-dependent efficacy of adding GEN-1 to the current standard of care NACT:

		% of Patients R0 Resections
0, 36, 47 mg/m² of GEN-1 plus NACT	N =12	42%
61, 79, 100 mg/m² of GEN-1 plus NACT	N = 17	82%

●	The ORR as measured by Response Evaluation Criteria in Solid Tumors (“RECIST”) criteria for the 0, 36, 47 mg/m² dose GEN-1 patients were comparable, as expected, to the higher (61, 79, 100 mg/m²) dose GEN-1 patients, with both groups demonstrating an approximate 80% ORR.

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

In June 2022, the Company announced that following a pre-planned interim safety review of 87 as treated patients (46 patients in the experimental arm and 41 patients in the control arm) randomized in the OVATION 2 Study, the Data Safety Monitoring Board (“DSMB”) unanimously recommended that the OVATION 2 Study continue treating patients with the dose of 100 mg/m2. The DSMB also determined that safety is satisfactory with an acceptable risk/benefit, and that patients tolerate GEN-1 during a course of treatment that lasts up to six months. No dose-limiting toxicities were reported. Interim clinical data from patients who have undergone interval debulking surgery showed that the GEN-1 treatment arm is continuing to show improvement in R0 surgical resection rates and CRS 3 chemotherapy response scores over the control arm. A complete tumor resection (R0) is a microscopically margin-negative resection in which no gross or microscopic tumor remains in the tumor bed. The chemotherapy response score is a three-tier standardized scoring system for histological tumor regression into complete/near complete (CRS 3), partial (CRS 2) and no/minimal (CRS 1) response based on omental examination.

In September 2022, the Company announced that its Phase I/II OVATION 2 Study with GEN-1 in advanced ovarian cancer has completed enrollment with 110 patients. Topline results are expected in the first half of 2024.

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

The Company’s PLACCINE DNA vaccine technology platform is characterized by a single multi-cistronic DNA plasmid vector expressing multiple pathogen antigens delivered with a synthetic delivery system. We believe it is adaptable to creating vaccines for a multitude of pathogens, including emerging pathogens leading to pandemics as well as infectious diseases that have yet to be effectively addressed with current vaccine technologies. This flexible vaccine platform is well supported by an established supply chain to produce any plasmid vector and its assembly into a respective vaccine formulation.

PLACCINE is an extension of the Company’s synthetic, non-viral TheraPlas delivery technology currently in a Phase II trial for the treatment of late-stage ovarian cancer with GEN-1. The Company’s proprietary multifunctional DNA vaccine technology concept is built on the flexible PLACCINE technology platform that is amenable to rapidly responding to the SARS-CoV-2 virus, as well as possible future mutations of SARS-CoV-2, other future pandemics, emerging bioterrorism threats, and novel infectious diseases. The Company’s extensive experience with TheraPlas suggests that the PLACCINE-based nanoparticles are stable at storage temperatures of 4oC to 25oC, making vaccines developed on this platform easily suitable for broad world-wide distribution.

The Company’s vaccine approach is designed to optimize the quality of the immune response dictating the efficiency of pathogen clearance and patient recovery. The Company has taken a multivalent approach in an effort to generate an even more robust immune response that not only results in a strong neutralizing antibody response, but also a more robust and durable T-cell response. Delivered with the Company’s synthetic polymeric system, the proprietary DNA plasmid is protected from degradation and its cellular uptake is facilitated.

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

Our Next Generation Vaccine Initiative

The Company’s vaccine candidate comprises a single plasmid vector containing the DNA sequence encoding multiple SARS-CoV-2 antigens. Delivery will be evaluated intramuscularly, intradermally, or subcutaneously with a non-viral synthetic DNA delivery carrier that facilitates vector delivery into the cells of the injected tissue and has potential immune adjuvant properties. Unique designs and formulations of the Company’s vaccine candidates may offer several potential key advantages. The synthetic polymeric DNA carrier is an important component of the vaccine composition as it has the potential to facilitate the vaccine immunogenicity by improving vector delivery and, due to potential adjuvant properties, attract professional immune cells to the site of vaccine delivery.

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

On September 2, 2021, the Company announced results from preclinical in vivo studies showing production of antibodies and cytotoxic T-cell response specific to the spike antigen of SARS-CoV-2 when immunizing BALB/c mice with the Company’s next-generation PLACCINE DNA vaccine platform. Moreover, the antibodies to SARS-CoV-2 spike antigen prevented the infection of cultured cells in a viral neutralization assay. The production of antibodies predicts the ability of PLACCINE to protect against SARS-CoV-2 exposure, and the elicitation of cytotoxic T-cell response shows the vaccine’s potential to eradicate cells infected with SARS-CoV-2. These findings demonstrate the potential immunogenicity of the Company’s PLACCINE DNA vaccine, which is intended to provide broad-spectrum protection and resistance against variants by incorporating multiple viral antigens, to improve vaccine stability at storage temperatures of 4o C and above, and to facilitate cheaper and easier manufacturing.

On January 31, 2022, the Company announced it had engaged BIOQUAL, Inc., a preclinical testing contract research organization, to conduct a non-human primate (“NHP”) challenge study with the Company’s DNA-based approach for a SARS-CoV-2 vaccine. The NHP pilot study follows the generation of encouraging mouse data and will evaluate the Company’s lead vaccine formulations for safety, immunogenicity, and protection against SARS-CoV-2. In completed preclinical studies, the Company demonstrated safe and efficient immune responses including IgG response, neutralizing antibodies and T-cell responses that parallel the activity of commercial vaccines following intramuscular (“IM”) administration of novel vaccine compositions expressing a single viral antigen. In addition, vector development has shown promise of neutralizing activity against a range of SARS-CoV-2 variants. The Company’s novel DNA-based vaccines have been based on a simple intramuscular injection that does not require viral encapsulation or special equipment for administration.

In April 2022, the Company presented its PLACCINE platform technology at the 2022 World Vaccine Congress. In an oral presentation during a Session on Cancer and Immunotherapy, Dr. Khursheed Anwer, the Company’s Chief Science Officer, highlighted the Company’s technology platform in his presentation entitled: “Novel DNA Approaches for Cancer Immunotherapies and Multivalent Infectious Disease Vaccines.” PLACCINE is demonstrating the potential to be a powerful platform that provides for rapid design capability for targeting two or more different variants of a single virus in one vaccine. There is a clear public health need for vaccines today that address more than one strain of viruses, like COVID-19, which have fast evolving variant capability to offer the widest possible protection. Murine model data has thus far been encouraging and suggests that the Company’s approach provides not only flexibility, but also the potential for efficacy comparable to benchmark COVID-19 commercial vaccines with durability to protect for more than 6 months.

In September 2022, the Company provided an update on the progress made in the development of a DNA-based vaccine using its PLACCINE platform technology. The Company reported evidence of IgG, neutralizing antibody, and T-cell responses to its SARS-CoV-2 PLACCINE vaccines in normal mice. In this murine model, the Company’s multivalent PLACCINE vaccine targeted against two different variants showed to be immunogenic as determined by the levels of IgG, neutralizing antibodies, and T-cell responses. Additionally, our multivalent vaccine was equally effective against two different variants of the COVID-19 virus while the commercial mRNA vaccine appeared to have lost some activity against the newer variant. The murine model data has thus far been encouraging and suggests that the Company’s approach provides not only flexibility, but also the potential for efficacy comparable to benchmark COVID-19 commercial vaccines with durability to protect expected to be greater than 6 months.

Final data from its now completed proof-of-concept mouse challenge study confirmed that a PLACCINE DNA-based vaccine can produce robust levels of IgG, neutralizing antibodies, and T-cell responses. The data demonstrates the ability of the Company’s PLACCINE vaccine to protect a SARS-CoV-2 mouse model in a live viral challenge. In the study, mice were vaccinated with a PLACCINE vaccine expressing the SARS-CoV-2 spike antigen from the D614G variant or the Delta variant, or a combination vaccine expressing both the D614G and Delta spike variants. The vaccination was administered by intramuscular injection on Day 0 and Day 14, followed by challenge with live SARS-CoV-2 virus on Day 42. All three vaccines, including the single and dual antigen vaccines, were found to be safe and elicited IgG responses and inhibited the viral load by 90-95%. The dual antigen vaccine was equally effective against both variants of the SARS CoV-2 virus.

In October 2022, the Company reported partial results from an ongoing non-human primate study designed to examine the immunogenicity of its proprietary PLACCINE vaccine which supports PLACCINE as a viable alternative to mRNA vaccines. The study examined a single plasmid DNA vector containing the SARS-CoV-2 Alpha variant spike antigen formulated with a synthetic DNA delivery system and administered by intramuscular injection. In the study, Cynomolgus monkeys were vaccinated with the PLACCINE vaccine or a commercial mRNA vaccine on Day 1, 28 and 84. Analysis of blood samples for IgG and neutralizing antibodies showed evidence of immunogenicity both in PLACCINE and mRNA vaccinated subjects. Analysis of bronchoalveolar lavage for viral load by quantitative PCR showed viral clearance by >90% of the non-vaccinated controls. Viral clearance from nasal swab followed a similar pattern in a majority of vaccinated animals and a similar clearance profile was observed when viral load was analyzed by the tissue culture infectious dose method.

Importantly, in a head-to-head comparison the protection efficiency as measured by viral clearance following challenge with the SARS-CoV-2 virus was similar between PLACCINE and a commercial mRNA vaccine. In an ongoing stability study, the physio-chemical properties and immunogenicity of PLACCINE vaccine did not change during storage at 4° C for up to three months.

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

OPTIMA Study

The OPTIMA Study represents an evaluation of ThermoDox® in combination with a first line therapy, RFA, for newly diagnosed, intermediate stage HCC patients. The OPTIMA Study was designed to enroll up to 550 patients globally at approximately 65 clinical sites in the U.S., Canada, European Union (“EU”), China and other countries in the Asia-Pacific region and will evaluate ThermoDox® in combination with standardized RFA, which will require a minimum of 45 minutes across all investigators and clinical sites for treating lesions three to seven centimeters, versus standardized RFA alone. The primary endpoint for the OPTIMA Study is OS, and the secondary endpoints are progression free survival and safety. The statistical plan calls for two interim efficacy analyses by an independent Data Monitoring Committee (“DMC”).

In August 2018, the Company announced that the OPTIMA Study was fully enrolled. On August 5, 2019, the Company announced that the prescribed number of OS events had been reached for the first prespecified interim analysis of the OPTIMA Phase III Study. Following preparation of the data, the first interim analysis was conducted by the DMC. The DMC’s pre-planned interim efficacy review followed 128 patient events, or deaths, which occurred in August 2019. On November 4, 2019, the Company announced that the DMC unanimously recommended the OPTIMA Study continue according to protocol. The recommendation was based on a review of blinded safety and data integrity from 556 patients enrolled in the OPTIMA Study. Data presented demonstrated that PFS and OS data appeared to be tracking with patient data observed at a similar point in the Company’s subgroup of patients followed prospectively in the earlier Phase III HEAT Study, upon which the OPTIMA Study was based. On April 15, 2020, the Company announced that the prescribed minimum number of events of 158 patient deaths had been reached for the second pre-specified interim analysis of the OPTIMA Phase III Study. The hazard ratio for success at 158 deaths is 0.70, which represents a 30% reduction in the risk of death compared with RFA alone. On July 13, 2020, the Company announced that it has received a recommendation from the DMC to consider stopping the global OPTIMA Study. The recommendation was made following the second pre-planned interim safety and efficacy analysis by the DMC on July 9, 2020. The DMC analysis found that the pre-specified boundary for stopping the trial for futility of 0.900 was crossed with an actual value of 0.903. However, the 2-sided p-value of 0.524 for this analysis provides uncertainty, subsequently, the DMC left the final decision of whether or not to stop the OPTIMA Study to the Company. There were no safety concerns noted during the interim analysis. The Company followed the advice of the DMC considered its options either to stop the study or continue to follow patients after a thorough review of the data, and an evaluation of our probability of success.

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

Investigator-Sponsored Studies with ThermoDox®

The Company continues working closely and supporting investigations by others to evaluate the use of ThermoDox for the treatment of various cancer. Following inquiries from the NIH, we renewed our Cooperative Research and Development Agreement (“CRADA”) with the Institute at a nominal cost, one goal of which is to pursue their interest in a study of ThermoDox® to treat patients with bladder cancer. Importantly, the Company is developing a business model to support these investigator-sponsored studies in a manner that will not interfere with its current focus on our GEN-1 program and vaccine development initiative.

Business Plan

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s product candidates, and applications and submissions to the U.S. Food and Drug Administration. The Company has not generated significant revenue and has incurred significant net losses in each year since our inception. As of September 30, 2022, the Company has incurred approximately $355 million of cumulative net losses. As of September 30, 2022, the Company had $43.4 million in cash and cash equivalents, short-term investments, interest receivable and restricted cash. The Company has substantial future capital requirements to continue its research and development activities and advance its product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

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

In June 2018, the Company entered into a Credit Agreement with Horizon Technology Finance Corporation (“Horizon”) that provided $10 million in capital (the “Horizon Credit Agreement”). The obligations under the Horizon Credit Agreement are secured by a first-priority security interest in substantially all assets of the Company other than intellectual property assets. Payments under the loan agreement are interest only (calculated based on one-month LIBOR plus 7.625%) for the first 24 months through July 2020, followed by a 21-month amortization period of principal and interest starting on August 1, 2020, and ending through the scheduled maturity date on April 1, 2023. On August 28, 2020, in connection with an Amendment to the Horizon Credit Agreement, the Company repaid $5 million of the $10 million loan and $0.2 million in related end of term charges, and the remaining $5 million in obligations were restructured. As more fully discussed in Note 10 to the Financial Statements, in June 2021, the Company entered into a $10 million loan facility with Silicon Valley Bank (“SVB”). The Company immediately used $6 million from this facility to retire all outstanding indebtedness with Horizon and deposited $6 million with SVB as restricted cash as discussed in more detail in Note 4. The remaining $4 million under the SVB loan facility (“SVB Loan Facility”) will be available to be drawn down up to 12 months after closing. Payments under the loan agreement are interest only for the first 24 months after loan closing, followed by a 24-month amortization period of principal and interest through the scheduled maturity date.

With $43.4 million in cash and cash equivalents, short-term investments, interest receivable and restricted cash, coupled with approximately $3.5 million of future planned sales of the Company’s State of New Jersey net operating losses, the Company believes it has sufficient capital resources to fund its operations into 2025.

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

During 2021 and 2022 through the date of this Quarterly Report filed on Form 10-Q, we issued a total of 4.5 million shares of common stock as discussed below for an aggregate $65.6 million in gross proceeds.

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

On March 3, 2022, the Company redeemed for cash at a price equal to 105% of the $300 stated value per share all of its 50,000 outstanding shares of Series A Preferred Stock and all of its 50,000 shares of outstanding Series B Preferred Stock. As a result, all shares of the Preferred Stock have been retired and are no longer outstanding and the Company’s only class of outstanding stock is its common stock.

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

FINANCIAL REVIEW FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Results of Operations

For the three months ended September 30, 2022 our net loss was $6.1 million compared to a net loss of $5.4 million for the same three-month period of 2021.

With $43.4 million in cash and cash equivalents, short-term investments, interest receivable and restricted cash, coupled with approximately $3.5 million of future planned sales of the Company’s State of New Jersey net operating losses, the Company believes it has sufficient capital resources to fund its operations into 2025.

	For the Three Months Ended September 30,
	(In thousands)		Change Increase (Decrease)
	2022	2021
Licensing Revenue:	$125	$125	$–	–%

Operating Expenses:
Clinical Research	982	1,036	(54)	(5.2)%
Chemistry, Manufacturing and Controls (CMC)	1427	1,432	(5)	(0.3)%
Research and development expenses	2,409	2,468	(59)	(2.4)%
General and administrative expenses	3,891	2,719	1,172	43.1%
Total operating expenses	6,300	5,187	1,113	21.5%
Loss from operations	$(6,175)	$(5,062)	$1,113	22.0%

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten-year term of the agreement; therefore, we recorded deferred revenue of $125,000 in each of the third quarters of 2022 and 2021.

Research and Development Expenses

Research and development (“R&D”) expenses were $2.4 million in the third quarter of 2022 compared to $2.5 million in same period of 2021. Costs associated with the OVATION 2 Study were $0.4 million in the third quarter of 2022 compared to $0.2 million in the same period of 2021. Costs associated with the OPTIMA Study were $0.1 million in the third quarter of 2022 compared to $0.2 million in the same period of 2021. In July 2020, the Company unblinded the OPTIMA Study at the recommendation of the DMC to halt the study due to futility. Other clinical and regulatory costs were $0.5 million the third quarter of 2022 compared to $0.7 million in the same period of 2021. R&D costs associated with the development of GEN-1 to support the OVATION 2 Study as well as development of the PLACCINE DNA vaccine technology platform increased to $1.1 million in the third quarter of 2022 compared to $1.1 million in the same period of 2021. CMC costs increased to $0.3 million in the third quarter of 2022 compared to $0.3 million in the same period of 2021.

General and Administrative Expenses

General and administrative expenses were $3.9 million in the third quarter of 2022 compared to $2.7 million in the same period of 2021. The increase was primarily attributable to costs associated with higher legal fees partially offset by lower stock compensation costs.

Impairment of IPR&D Liability

Due to the continuing deterioration of public capital markets in the biotech industry and its impact on market capitalization rates in this sector, IPR&D related to the ovarian cancer indication was reviewed for impairment during the third quarter of 2022. Based on the Company’s analysis of the IPR&D, the Company has concluded that it is not more than likely that the asset had been impaired as of September 30, 2022. As such, no impairment charges for IPR&D related to the ovarian cancer indication were recorded during the third quarter of 2022.

Change in Earn-out Milestone Liability

As of September 30, 2022 and June 30, 2022, the Company fair valued the earn-out milestone liability at $5.4 million with no change recorded to the fair value of the earn-out milestone during the third quarter of 2022.

Investment income and interest expense

The Company recognized interest expense of $0.1 million in the third quarter of 2022 compared to $0.1 million in the same period of 2021. As more fully discussed in Note 10, in June 2021, the Company entered into a $10 million loan facility with Silicon Valley Bank. The Company immediately used $6 million from this facility to retire all outstanding indebtedness with Horizon Technology Finance Corporation. In connection with this Horizon Technology Financing Facility, the Company incurred $0.2 million in interest expense in the third quarter of 2021. In connection with the termination of the Horizon Technology Financing Facility in the second quarter of 2021, the Company paid early termination and end of term charges to Horizon and recognized $0.2 million as a loss on debt extinguishment.

Investment income from its short-term investments was insignificant in the third quarter of 2021 and 2022.

FINANCIAL REVIEW FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Results of Operations

For the nine months ended September 30, 2022, our net loss was $22.7 million compared to a net loss of $16.5 million for the same nine-month period of 2021.

	For the Nine Months Ended September 30,
	(In thousands)		Change Increase (Decrease)
	2022	2021
Licensing Revenue:	$375	$375	$–	–%

Operating Expenses:
Clinical Research	3,808	3,400	408	12.0%
Chemistry, Manufacturing and Controls (CMC)	4,922	4,233	689	16.3%
Research and development expenses	8,730	7,633	1,097	14.4%
General and administrative expenses	9,640	8,258	1,382	16.7%
Total operating expenses	18,370	15,891	2,479	15.6%
Loss from operations	$(17,995)	$(15,516)	$2,479	16.0%

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten-year term of the agreement; therefore, we recorded deferred revenue of $375,000 in the first nine months of 2022 and 2021.

Research and Development Expenses

Research and development (“R&D”) expenses were $8.7 million in the first nine months of 2022 compared $7.6 million in same period of 2021. Costs associated with the OVATION 2 Study were $1.2 million in the first nine months of 2022 compared to $1.0 million in the same period of 2021. Costs associated with the OPTIMA Study were $1.0 million in the first nine months of 2022 compared to $0.6 million in the same period of 2021. In July 2020, the Company unblinded the OPTIMA Study at the recommendation of the DMC to halt the study due to futility. Other clinical and regulatory costs were $1.6 million the first nine months of 2022 compared to $1.8 million in the same period of 2021. R&D costs associated with the development of GEN-1 to support the OVATION 2 Study as well as development of the PLACCINE DNA vaccine technology platform increased to $4.1 million in the first nine months of 2022 compared to $3.1 million in the same period of 2021. CMC costs decreased to $0.8 million in the first nine months of 2022 compared to $1.1 million in the same period of 2021.

General and Administrative Expenses

General and administrative expenses were $9.6 million in the first nine months of 2022 compared to $8.3 million in the same period of 2021. The increase was primarily attributable to costs associated with higher professional fees partially offset by lower stock compensation costs.

Impairment of IPR&D Liability

Due to the continuing deterioration of public capital markets in the biotech industry and its impact on market capitalization rates in this sector, IPR&D related to the ovarian cancer indication was reviewed for impairment during the first nine months of 2022. Based on the Company’s analysis of the IPR&D, the Company has concluded that it is not more than likely that the asset had been impaired as of September 30, 2022. As such, no impairment charges for IPR&D related to the ovarian cancer indication were recorded during the first nine months of 2022.

Change in Earn-out Milestone Liability

As of September 30, 2022 and December 31, 2021, the Company fair valued the earn-out milestone liability at $5.4 million with no change recorded to the fair value of the earn-out milestone liability during the first nine months of 2022.

Investment income and interest expense

The Company recognized interest expense of $4.9 million in the first nine months of 2022. As more fully discussed in Notes 10 and 11 of the financial statements, the Company expensed $0.3 million in interest due to the Silicon Valley Bank loan facility and $4.6 million in interest attributed to the Series A Preferred Stock and Series B Preferred Stock during the first quarter of 2022.

As more fully discussed in Note 10, in June 2021, the Company entered into a $10 million loan facility with Silicon Valley Bank. The Company immediately used $6 million from this facility to retire all outstanding indebtedness with Horizon Technology Finance Corporation. In connection with this Horizon Technology Financing Facility, the Company incurred $0.5 million in interest expense in the first nine months of 2021. In connection with the termination of the Horizon Technology Financing Facility in the second quarter of 2021, the Company paid early termination and end of term charges to Horizon and recognized $0.2 million as a loss on debt extinguishment.

Investment income from its short-term investments was insignificant in the first nine months of 2021 and 2022.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Since inception we have incurred significant losses and negative cash flows from operations. We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities and amounts received under our product licensing agreement with Yakult and our technology development agreement with Hisun. The process of developing ThermoDox®, GEN-1 and other product candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts. We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future. Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $355 million as of September 30, 2022.

At September 30, 2022, we had total current assets of $40.2 million and current liabilities of $8.5 million, resulting in net working capital of $31.7 million. At September 30, 2022, we had cash and cash equivalents, short-term investments, interest receivable on short term investments and money market investments ($6.0 million of which is included in other assets) of $43.4 million. At December 31, 2021 we had total current assets of $51.9 million and current liabilities of $6.8 million, resulting in net working capital of $45.1 million. We have substantial future capital requirements to continue our research and development activities and advance our product candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

Net cash used in operating activities for the first nine months of 2022 was $18.1 million. Net cash provided by investing activities was $19.1 million during the first nine months of 2022. Cash provided by financing activities during the first nine months of 2022 totaled $6.3 million. With $43.4 million in cash and cash equivalents, short-term investments, interest receivable and restricted cash, coupled with approximately $3.5 million of future planned sales of the Company’s State of New Jersey net operating losses, the Company believes it has sufficient capital resources to fund its operations into 2025.

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

None.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 4. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2022, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the SEC.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On October 29, 2020, a putative securities class action was filed against the Company and certain of its officers and directors (the “Spar Individual Defendants”) in the U.S. District Court for the District of New Jersey, captioned Spar v. Celsion Corporation, et al., Case No. 3:20-cv-15228. The plaintiff alleges that the Company and Individual Defendants made false and misleading statements regarding one of the Company’s product candidates, ThermoDox®, and brings claims for damages under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all Defendants, and under Section 20(a) of the Exchange Act of 1934 against the Individual Defendants. The Company believes that the case is without merit and intends to defend it vigorously. At this stage of the case neither the likelihood that a loss, if any, will be realized, nor an estimate of possible loss or range of loss, if any, can be determined.

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

In October 2021, an arbitration was commenced against the Company before the CPR Institute for Conflict Prevention & Resolution, captioned Curia New Mexico, LLC v. Celsion Corp., Case No. G-22-85-S. The plaintiff alleges that the Company failed to pay invoices for the manufacture of ThermoDox®. The Company believes it has a meritorious defense to these claims and is vigorously contesting this allegation. At this stage of the case neither the likelihood that a loss, if any, will be realized, nor an estimate of possible loss or range of loss, if any, can be determined.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our 2021 Annual Report on Form 10-K. The risks and uncertainties described in our 2021 Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Certificate of Amendment to Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware, effective on September 19, 2022, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed on September 19, 2022 (SEC File No. 001-15911).

3.2	Certificate of Elimination of Series A Convertible Redeemable Preferred Stock and Series B Convertible Redeemable Preferred Stock of the Company, as filed with the Secretary of State of the State of Delaware, effective on September 16, 2022, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company, filed on September 19, 2022 (SEC File No. 001-15911).

3.3	Amended and Restated Bylaws of the Company, effective on September 19, 2022, incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of the Company, filed on September 19, 2022 (SEC File No. 001-15911).

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders’ Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

+	Filed herewith.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

**	XBRL information is filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2022	IMUNON, INC.

Registrant

	By:	/s/ Corinne Le Goff
Corinne Le Goff
President and Chief Executive Officer

	By:	/s/ Jeffrey W. Church
Jeffrey W. Church
Executive Vice President and Chief Financial Officer

