Form 10-Q
period 2023-03-31
Imunon, Inc.
filed 2023-05-11
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 9, 2023, the Registrant had 9,097,005 shares of common stock, $0.01 par value per share, outstanding.

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

Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the inherent uncertainty in the drug development process, our ability to raise additional capital to fund our planned future operations, our ability to obtain or maintain FDA and foreign regulatory approvals for our drug candidates, potential impact of the outbreak, duration and severity of the COVID-19 pandemic on our business, our ability to enroll patients in our clinical trials, risks relating to third parties conduct of our clinical trials, risks relating to government, private health insurers and other third-party payers coverage or reimbursement, risks relating to commercial potential of a drug candidate in development, changes in technologies for the treatment of cancer, impact of development of competitive drug candidates by others, risks relating to intellectual property, volatility in the market price of our common stock, potential inability to maintain compliance with The Nasdaq Marketplace Rules and the impact of adverse capital and credit market conditions. These and other risks, assumptions are described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and in other documents that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. All forward-looking statements speak only as of the date they are made, and we do not intend to update any forward-looking statements, except as required by law or applicable regulations. We operate in a highly competitive, highly regulated, and rapidly changing environment and our business is in a state of evolution. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward-looking statement.

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

ii

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

IMUNON, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,400,813	$11,492,841
Investment in debt securities - available for sale, at fair value	20,775,440	21,254,485
Accrued interest receivable on investment securities	116,355	128,932
Money market investments, restricted cash	2,250,000	1,500,000
Advances and deposits on clinical programs and other current assets	2,789,637	2,778,433
Total current assets	36,332,245	37,154,691

Property and equipment (at cost, less accumulated depreciation and amortization)	555,929	548,301

Other assets:
Money market investments, restricted cash	3,750,000	4,500,000
Deferred income tax asset	-	1,567,026
Operating lease right-of-use assets, net	1,418,022	155,876
Deposits and other assets	50,000	50,000
Total other assets	5,218,022	6,272,902

Total assets	$42,106,196	$43,975,894

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

(Continued)

	March 31, 2023	December 31, 2022
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$3,973,340	$3,586,623
Other accrued liabilities	3,914,009	4,794,936
Note payable – current portion, net of deferred financing costs	2,181,298	1,424,774
Operating lease liability - current portion	349,602	230,749
Total current liabilities	10,418,249	10,037,082

Notes payable – non-current portion, net of deferred financing costs	3,899,115	4,610,946
Operating lease liability - non-current portion	1,141,876	-
Total liabilities	15,459,240	14,648,028

Commitments and contingencies	-	–

Stockholders’ equity:

Preferred stock - $0.01 par value (100,000 shares authorized, and no shares issued or outstanding at March 31, 2023 and December 31, 2022)	-	–

Common stock - $0.01 par value (112,500,000 shares authorized; 9,097,027 and 7,436,219 shares issued at March 31, 2023 and December 31, 2022, respectively; and 9,097,005 and 7,436,197 shares outstanding at March 31, 2023 and December 31, 2022, respectively)	90,970	74,362
Additional paid-in capital	400,776,487	397,980,023
Accumulated other comprehensive loss	123,877	26,494
Accumulated deficit	(374,259,190)	(368,667,825)
Total stockholders’ equity before treasury stock	26,732,144	29,413,054

Treasury stock, at cost (22 shares at March 31, 2023 and December 31, 2022)	(85,188)	(85,188)
Total stockholders’ equity	26,646,956	29,327,866

Total liabilities and stockholders’ equity	$42,106,196	$43,975,894

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Licensing revenue	$-	$125,000

Operating expenses:
Research and development	2,619,805	3,095,420
General and administrative	3,064,645	2,871,557
Total operating expenses	5,684,450	5,966,977

Loss from operations	(5,684,450)	(5,841,977)

Other (expense) income:
Investment income	253,070	12,104
Interest expense on preferred stock	-	(4,551,567)
Interest expense on loan facility	(159,985)	(94,690)
Other income	-	1,798
Total other income (expense), net	93,085	(4,632,355)

Net loss	$(5,591,365)	$(10,474,332)

Net loss per common share
Basic and diluted	$(0.68)	$(1.82)

Weighted average shares outstanding
Basic and diluted	8,281,483	5,770,467

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Other comprehensive loss

Changes in:
Realized gains on debt securities recognized in investment income, net	$103,084	$2,338
Unrealized losses on debt securities, net	(5,701)	(53,342)

Change in realized and unrealized gains (losses) on available for sale securities, net	97,383	(51,004)

Net loss	(5,591,365)	(10,474,332)

Total Comprehensive loss	$(5,493,982)	$(10,525,336)

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:

Net loss	$(5,591,365)	$(10,474,332)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	192,678	173,989
Recognition of deferred revenue	-	(125,000)
Stock-based compensation	338,708	994,614
Realization of deferred income tax asset	1,567,026	1,383,446
Amortization of deferred finance charges and debt discount associated with notes payable	44,693	45,315
Net changes in:
Accrued interest on investment securities	12,577	93,198
Advances, deposits, and other current assets	(11,204)	27,256
Accounts payable and accrued liabilities	(638,791)	(95,006)
Net cash used in operating activities	(4,085,678)	(7,976,520)

Cash flows from investing activities:
Purchases of investment securities	(3,423,572)	(2,966,723)
Proceeds from sale and maturity of investment securities	4,000,000	19,775,000
Purchases of property and equipment	(57,142)	(55,890)
Net cash provided by investing activities	519,286	16,752,387

Cash flows from financing activities:
Proceeds from redeemable convertible preferred stock offering	-	28,500,000
Payment upon redemption of redeemable convertible preferred stock	-	(28,500,000)
Proceeds from sale of common stock equity, net of issuance costs	2,474,364	-
Net cash provided by financing activities	2,474,364	-

Net change in cash, cash equivalents and restricted cash	(1,092,028)	8,775,867
Cash, cash equivalents and restricted cash at beginning of period	17,492,841	25,586,272
Cash, cash equivalents and restricted cash at end of period	$16,400,813	$34,362,139

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Supplemental disclosures of cash flow information:
Interest paid	$(112,459)	$(4,211,856)
Recognition of Right Use Asset and Liability	1,405,310	-

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for lease payments	$166,705	$149,573

Realized and unrealized gains (losses), net, on investment securities	$97,383	$(51,004)

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity

Balance at January 1, 2023	7,436,219	$74,362	$397,980,023	22	$(85,188)	$26,494	$(368,667,825)	$29,327,866
Net loss	-	-	-	-	-	-	(5,591,365)	(5,591,365)
Sale of equity through equity financing facilities, net of costs	1,660,608	16,606	2,457,756	-	-	-	-	2,474,362
Issuance of common stock for restricted options	200	2	-	-	-	-	-	2
Realized and unrealized gains (losses), net, on investments securities	-	-	-	-	-	97,383	-	97,383
Stock-based compensation expense	-	-	338,708	-	-	-	-	338,708
Balance at March 31, 2023	9,097,027	$90,970	$400,776,487	22	$(85,188)	$123,877	$(374,259,190)	$26,646,956

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Series A & B Preferred		Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accum. Other Compr. Income	Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	(Loss)	Deficit	Total

Balance at January 1, 2022	-	$-	5,770,516	$57,705	$388,600,979	22	$(85,188)	$(7,974)	$(332,769,591)	$55,795,931

Net loss	-	-	-	-	-	-	-	-	(10,474,332)	(10,474,332)

Effect of reverse stock split	-	-	(49)	-	-	-	-	-	-	-

Issuance of preferred stock upon financing	100,000	28,500,000	-	-	-	-	-	-	-	-

Redemption of preferred stock	(100,000)	(28,500,000)	-	-	-	-	-	-	-	-

Realized and unrealized gains and losses, net, on investment securities	-	-	-	-	-	-	-	(51,004)	-	(51,004)

Stock-based compensation expense	-	-	-	-	994,614	-	-	-	-	994,614
Balance at March 31, 2022	-	$-	5,770,467	$57,705	$389,595,593	22	$(85,188)	$(58,978)	$(343,243,923)	$46,265,209

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Note 1. Business Description

On September 19, 2022, Celsion Corporation announced a corporate name change to Imunon, Inc., (“Imunon” or the “Company”) reflecting the evolution of the Company’s business focus and its commitment to developing cutting-edge immunotherapies and next-generation vaccines to treat cancer and infectious diseases. The Company’s common stock continues to trade on the Nasdaq Stock Market under the ticker symbol “IMNN.”

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the three-month ended March 31, 2023 and 2022, are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023.

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

The Company has $31.3 million in cash and cash equivalents, short-term investments, and interest receivable to fund its operations. The Company also has $6.0 million in restricted cash required to maintain on deposit with SVB as cash collateral for the SVB debt. This is coupled with approximately $1.8 million of future planned sales of the Company’s State of New Jersey net operating losses. The Company believes it has sufficient capital resources to fund its operations for twelve months from the issuance of these financial statements.

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

Note 4. Restricted Cash

As a condition of the SVB Loan Facility entered into on June 18, 2021, as further discussed in Note 10, the Company is required at all times to maintain on deposit with SVB as cash collateral in a segregated money market bank account in the name of the Company, unrestricted and unencumbered cash (other than a lien in favor of SVB) in an amount of at least 100% of the aggregate outstanding amount of the SVB loan facility. SVB may restrict withdrawals or transfers by or on behalf of the Company that would violate this requirement. The required reserve totaled $6.0 million as of March 31, 2023 and December 31, 2022. This amount is presented in part as restricted cash in current and other non-current assets on the accompanying condensed consolidated balance sheets.

The following table reconciles cash and cash equivalents and restricted cash per the balance sheet to the condensed statements of cash flows:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$10,400,813	$11,492,841
Money market investments, restricted cash	6,000,000	6,000,000
Total	$16,400,813	$17,492,841

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

The total number of shares of common stock issuable upon exercise of warrants, stock option grants and equity awards were 1,289,258 and 836,097 shares for the periods ended March 31, 2023 and 2022, respectively. For the three-month period ended March 31, 2023 and 2022, diluted loss per common share was the same as basic loss per common share as the other warrants and equity awards that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive. The Company did not pay any dividends during the first three months of 2023 or 2022.

Note 6. Investment in Debt Securities-Available for Sale

Investments in debt securities available for sale with a fair value of $20,775,440 and $21,254,485 as of March 31, 2023 and December 31, 2022, respectively, which consisted of U.S. Treasury securities and corporate debt securities. These investments are valued at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in accumulated other comprehensive loss.

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

	March 31, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Short-term investments
U.S. Treasury securities	$5,960,208	$5,954,560	$-	$-
Corporate debt securities	14,691,354	14,820,880	21,227,991	21,254,485
Total	$20,651,562	$20,775,440	$21,227,991	$21,254,485

	March 31, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Short-term investment maturities
Within 3 months	$4,375,988	$4,461,035	$4,005,559	$3,994,590
Between 3-12 months	16,275,574	16,314,405	17,222,432	17,259,895
Total	$20,651,562	$20,775,440	$21,227,991	$21,254,485

The following table shows the Company’s investment in debt securities available for sale gross unrealized gains (losses) and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2023 and December 31, 2022. The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	March 31, 2023		December 31, 2022
Available for sale securities (all unrealized holding gains and losses are less than 12 months at date of measurement)	Fair Value	Unrealized Holding Gains (Losses)	Fair Value	Unrealized Holding Gains (Losses)

Investments in debt securities with unrealized gains	$13,812,765	$132,235	$13,278,505	$43,508
Investments in debt securities with unrealized losses	6,962,675	(8,358)	7,975,980	(17,014)
Total	$20,775,440	$123,877	$21,254,485	$26,494

Investment (loss) income, which includes net realized losses on sales of available for sale securities and investment income interest and dividends, is summarized as follows:

	For the Three Months Ended March 31,
	2023	2022
Interest and dividends accrued and paid	$149,986	$14,442
Realized gains (losses)	103,084	(2,338)
Investment income, net	$253,070	$12,104

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

Cash and cash equivalents, other current assets, accounts payable and other accrued liabilities are reflected in the condensed consolidated balance sheets at their approximate estimated fair values primarily due to their short-term nature. The fair values of securities available for sale is determined by relying on the securities’ relationship to other benchmark quoted securities and classified its investments as Level 2 items in both 2023 and 2022. There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the three-month period ended March 31, 2023 or during the year ended December 31, 2022. The change in Level 3 liabilities in the first quarter of 2022 was the result of a change in the fair value of the earn-out milestone liability which is included in earnings and in-process R&D. The earnout milestone liability is valued using a risk-adjusted assessment of the probability of payment of each milestone, discounted to present value using an estimated time to achieve the milestone (see Note 13).

Assets and liabilities measured at fair value are summarized below:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Recurring items as of March 31, 2023
Corporate debt securities and U.S. treasury obligations, available for sale	$20,775,440	$–	$-	$20,775,440

Recurring items as of December 31, 2022
Corporate debt securities, available for sale	$21,254,485	$–	$-	$21,254,485

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

Acquired In-process Research and Development

Acquired in-process research and development (“IPR&D”) consists of EGEN’s drug technology platforms: TheraPlas and TheraSilence. The fair value of the IPR&D drug technology platforms was estimated to be $24.2 million as of the acquisition date. As of the closing of the acquisition, the IPR&D was considered indefinite lived intangible assets and will not be amortized. IPR&D is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. The Company’s IPR&D consisted of three core elements, its RNA delivery system, its glioblastoma multiforme cancer (“GBM”) drug candidate and its ovarian cancer indication.

As of December 31, 2022, the Company assessed whether there were indicators of impairment for the Company’s IPR&D and determined that the IPR&D asset was impaired during that period. Due to the continuing deterioration of public capital markets in the biotech industry in 2022 and 2021 and its impact on market capitalization rates in this sector, IPR&D was reviewed for impairment. Having conducted a quantitative analysis of its IPR&D assets, the Company concluded the IPR&D asset was impaired during the fourth quarter of 2022. As of December 31, 2022, the Company wrote off the $13.4 million carrying value of this asset, thereby recognizing a non-cash charge of $13.4 million in the fourth quarter of 2022.

Note 9. Accrued Liabilities

Other accrued liabilities at March 31, 2023 and December 31, 2022 include the following:

	March 31, 2023	December 31, 2022
Amounts due to contract research organizations and other contractual agreements	$2,302,461	$2,196,711
Accrued payroll and related benefits	967,620	2,139,927
Accrued interest	40,417	37,583
Accrued professional fees	505,911	215,402
Other	97,600	205,313
Total	$3,914,009	$4,794,936

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

The SVB Loan Facility is in the form of money market secured indebtedness bearing interest at a calculated WSJ Prime-based variable rate (currently 8.0%). A final payment equal to 3% of the total $10 million commitment amount is due upon maturity or prepayment of the SVB Loan Facility. There was no facility commitment fee and no stock or warrants were issued to SVB. Payments under the loan agreement are interest only for the first 24 months after loan closing, followed by a 24-month amortization period of principal and interest through the scheduled maturity date.

In connection with the SVB Loan Facility, the Company incurred financing fees and expenses totaling $243,370 which is recorded and classified as debt discount and are being amortized as interest expense using the effective interest method over the life of the loan. Also, in connection with the SVB Loan Facility, the Company is required to pay an end-of-term fee equal to 3.0% of the original loan amount at time of maturity. Therefore, these amounts totaling $300,000 are being amortized as interest expense using the effective interest method over the life of the loan. During the three-month period ended March 31, 2023, the Company incurred interest expense of $115,292 and amortized $44,693 as interest expense for debt discounts and end-of-term fee in connection with the SVB Financing Facility. During the three-month period ended March 31, 2022, the Company incurred interest expense of $49,375, and amortized $45,513 as interest expense for debt discounts and end-of-term fee in connection with the SVB Financing Facility.

Following is a schedule of future principal payments, net of unamortized debt discounts and amortized end-of-term fee, due on the SVB Loan Facility:

As of March 31,
2023	$1,500,000
2024	3,000,000
2025	1,500,000
2026 and thereafter	–
Subtotal of future principal payments	6,000,000
Amortized end-of term fee, net	80,413
Total	$6,080,413

Note 11. Stockholders’ Equity

On September 19, 2022, the Company announced a corporate name change to Imunon, Inc. The Company’s common stock will continue to trade on the Nasdaq Stock Market under the ticker symbol “IMNN” and its CUSIP number (15117N602) remained unchanged.

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

At the Market Offering Agreement

On May 25, 2022, the Company entered into an At the Market Offering Agreement (the “Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to which the Company may offer and sell, from time to time, through Wainwright, shares of the Company’s common stock having an aggregate offering price of up to $7,500,000. The Company intends to use the net proceeds from the offering, if any, for general corporate purposes, including research and development activities, capital expenditures and working capital. In 2022, the Company sold 336,075 shares of common stock for net proceeds of $503,798. In the first quarter of 2023, the Company sold 1,660,608 shares of common stock for net proceeds of $2,474,362.

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

On July 19, 2022, September 27, 2022, December 13, 2022 and March 17, 2023, the Compensation Committee of the Board of Directors approved the grant of (i) inducement stock options (the “Inducement Option Grants”) to purchase a total of 177,000 shares, 8,501 shares, 19,000 shares and 5,230 shares of common stock, respectively, and (ii) inducement restricted stock awards (the “Inducement Stock Grants”) totaling 63,000 shares, 2,250 shares, 4,000 shares and 1,100 shares of common stock, respectively, to ten employees. Each award has a grant date of the date of grant. Each Inducement Option Grant has an exercise price per share equal to $1.95, $1.65, $1.40 and $1.32 which represents the closing price of the Company’s common stock as reported by Nasdaq on July 19, 2022, September 27, 2022, December 13, 2022 and March 17, 2023 respectively. Each Inducement Option Grant vests over three to four years, with one-third or one-fourth vesting on the one-year anniversary of the employee’s first day of employment with the Company and one-third or one-fourth vesting on the second thru fourth anniversaries thereafter, subject to the new employee’s continued service relationship with the Company on each such date. Each Inducement Option Grant has a ten-year term and is subject to the terms and conditions of the applicable stock option agreement. Each of Inducement Stock Grant vested on the one-year anniversary of the employee’s first day of employment with the Company is subject to the new employee’s continued service relationship with the Company through such date and is subject to the terms and conditions of the applicable restricted stock agreement. As of March 31, 2023, there were a total of 209,751 shares of the Company’s common stock subject to outstanding inducement awards.

As of March 31, 2023, there were a total of 945,073 shares of the Company’s common stock reserved for issuance under the 2018 Plan, which were comprised of 844,697 shares of the Company’s common stock subject to equity awards previously granted under the 2018 Plan and 2007 Plan and 100,376 shares of the Company’s common stock available for future issuance under the 2018 Plan.

A summary of stock option awards and restricted stock grants, inclusive of awards granted under the 2018 Stock Plan and Inducement Option Grants for the three-months ended March 31, 2023 is presented below:

	Stock Options		Restricted Stock Awards		Weighted Average
	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Contractual Terms of Equity Awards (in years)
Equity awards outstanding at January 1, 2023	760,220	$4.55	69,650	$1.92

Equity awards granted	330,000	$1.32	1,100	$1.32

Equity Awards vested and issued	-	-	(200)	4.60

Equity awards terminated	(35,772)	$10.61	(200)	$4.60

Equity awards outstanding at March 31, 2023	1,054,448	$3.33	70,350	$1.90	9.3

Aggregate intrinsic value of outstanding equity awards at March 31, 2023	$-		$-

Equity awards exercisable at March 31, 2023	386,913	$5.49			6.44

Aggregate intrinsic value of equity awards exercisable at March 31, 2023	$-

Total compensation cost related to stock options and restricted stock awards amounted to approximately $0.3 million and $1.0 million for the three-month periods ended March 31, 2023 and 2022, respectively. Of these amounts, $0.1 million and $0.4 million was charged to research and development during the three-month periods ended March 31, 2023 and 2022, respectively, and $0.2 million and $0.6 million was charged to general and administrative expenses during the three-month periods ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, there was $0.8 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a period of 3 to 4 years. The weighted average grant date fair values of the stock options granted was $1.32 and $4.16 during the three-month periods ended March 31, 2023 and 2022, respectively.

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

	For the Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.39%	1.74%
Expected volatility	107.03 to 111.91%	108.5%
Expected life (in years)	9.0 to 10.0	8.5 to 9.0
Expected dividend yield	0.0%	0.0%

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

At December 31, 2022, the Company wrote off the carrying value of the earn-out milestone liability as a result of the requirements not being achieved and recognized a non-cash gain of $5.4 million during 2022 as a result of the change in the fair value of the earn-out milestone liability.

Note 14. Warrants

Following is a summary of all warrant activity for the three-month period ended March 31, 2023:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price

Warrants outstanding at December 31, 2022	168,519	$19.78

Warrants expired during the three months ended March 31, 2023	(4,059)	$31.05

Warrants outstanding at March 31, 2023	164,460	$19.51

Aggregate intrinsic value of outstanding warrants at March 31, 2023	$-

Weighted average remaining contractual terms at March 31, 2023	2.9 years

Note 15. Leases

In 2011, the Company executed a lease (the “Lease”) with Brandywine Operating Partnership, L.P. (“Brandywine”), a Delaware limited partnership, for a 10,870 square foot premises located in Lawrenceville, New Jersey and relocated its offices to Lawrenceville, New Jersey from Columbia, Maryland. The Lease had an initial term of 66 months. In late 2015, Lenox Drive Office Park LLC assumed the Lease and effective January 9, 2019, the Company amended the current terms of the 1st Lease Amendment to increase the size of the premises by 2,285 square feet to 9,850 square feet and also extended the lease term by one year to September 1, 2023. The monthly rent ranges from approximately $25,035 in the first year to approximately $27,088 in the final year of the 2nd Lease Amendment. In January 2023, the Company renewed Huntsville for a 60-month lease agreement for 11,420 square feet with rent payments of approximately $28,550 to $30,903.

The following is a table of the lease payments and maturity of the Company’s operating lease liabilities as of March 31, 2023:

2023	$391,967
2024	348,881
2025	355,859
2026	362,976
and thereafter	401,139
Subtotal future lease payments	1,860,822
Less imputed interest	(369,344)
Total lease liabilities	$1,491,478

Weighted average remaining life	4.51

Weighted average discount rate	9.98%

For the three-month period ended March 31, 2023, operating lease expense was $159,276 and cash paid for operating leases included in operating cash flows was $166,705. For the three-month period ended March 31, 2022, operating lease expense was $146,936 and cash paid for operating leases included in operating cash flows was $149,573.

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

On January 18, 2013, the Company entered into a technology development contract with Hisun, pursuant to which Hisun paid it a non-refundable research and development fee of $5 million to support development of ThermoDox® in mainland China, Hong Kong and Macau (the China territory). Following the Company’s announcement on January 31, 2013 that the HEAT study failed to meet its primary endpoint, Imunon and Hisun have agreed that the Technology Development Contract entered into on January 18, 2013 will remain in effect while the parties continue to collaborate and are evaluating the next steps in relation to ThermoDox®, which include the sub-group analysis of patients in the Phase III HEAT Study for the HCC clinical indication and other activities to further the development of ThermoDox® for the Greater China market. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and was amortized over the 10-year term of the agreement, until such time as the parties find a mutually acceptable path forward on the development of ThermoDox® based on findings of the ongoing post-study analysis of the HEAT Study data. As of December 31, 2022, this contract has been fully amortized and recognized as revenue.

Note 17. Commitments and Contingencies

On October 29, 2020, a putative securities class action was filed against the Company and certain of its officers and directors (the “Spar Individual Defendants”) in the U.S. District Court for the District of New Jersey, captioned Spar v. Celsion Corporation, et al., Case No. 1:20-cv-15228. The plaintiff alleged that the Company and Individual Defendants made false and misleading statements regarding one of the Company’s drug candidates, ThermoDox®, and brings claims for damages under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all Defendants, and under Section 20(a) of the Exchange Act of 1934 against the Individual Defendants. At this stage of the case neither the likelihood that a loss, if any, will be realized, nor an estimate of possible loss or range of loss, if any, can be determined. On February 6, 2023, the U.S. District Court granted a Motion to Dismiss filed by the Company and Spar Individual Defendants and granted Plaintiff leave to file an amended complaint within 30 days. Plaintiff did not file an amended complaint within the 30-day deadline.

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

In October 2021, an arbitration was commenced against the Company before the CPR Institute for Conflict Prevention & Resolution, captioned Curia New Mexico, LLC v. Celsion Corp., Case No. G-22-85-S. The claimant alleged that the Company failed to pay invoices for the manufacture of two batches of ThermoDox®. On April 19, 2023, the arbitral tribunal issued an interim award, upholding claimant’s claim with respect to one of the two batches of ThermoDox® and denied their claim with respect to the other batch of ThermoDox®. Subsequent to the interim award, the parties have settled the arbitration for an aggregate amount of $583,500 including interest and legal fees.

Note 18. Related Party Transaction

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

Note 19. Subsequent Events

The Company has evaluated its subsequent events from March 31, 2023, through the date these consolidated financial statements were issued. On April 21, 2023, the Company repaid the loan to SVB for a total payment of $6,446,667 including principal, interest, prepayment fee and final end of term payment. The $6 million collateral account was released and utilized to pay off the loan.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed above under “Cautionary Note Regarding Forward-Looking Statements,” and in Item 1A. Risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Strategic and Clinical Overview

On September 19, 2022, Celsion Corporation announced a corporate name change to Imunon, Inc., reflecting the evolution of the Company’s business focus and its commitment to developing cutting-edge immunotherapies and next-generation vaccines to treat cancer and infectious diseases. The Company’s common stock continues to trade on the Nasdaq Stock Market under the ticker symbol “IMNN.”

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

Ovarian Cancer Overview

Ovarian cancer is the most lethal of gynecological malignancies among women with an overall five-year survival rate of 45%. This poor outcome is due in part to the lack of effective prevention and early detection strategies. There were approximately 20,000 new cases of ovarian cancer in the U.S. in 2021 with an estimated 13,000 deaths. Mortality rates for ovarian cancer declined very little in the last forty years due to the unavailability of detection tests and improved treatments. Most women with ovarian cancer are not diagnosed until Stages III or IV, when the disease has spread outside the pelvis to the abdomen and areas beyond causing swelling and pain. The five-year survival rates for Stages III and IV are 39 percent and 17 percent, respectively. Firstline chemotherapy regimens are typically platinum-based combination therapies. Although this first line of treatment has an approximate 80 percent response rate, 55 to 75 percent of women will develop recurrent ovarian cancer within two years and ultimately will not respond to platinum therapy. Patients whose cancer recurs or progresses after initially responding to surgery and first-line chemotherapy have been divided into one of the two groups based on the time from completion of platinum therapy to disease recurrence or progression. This time period is referred to as platinum-free interval. The platinum-sensitive group has a platinum-free interval of longer than six months. This group generally responds to additional treatment with platinum-based therapies. The platinum-resistant group has a platinum-free interval of shorter than six months and is resistant to additional platinum-based treatments. Pegylated liposomal doxorubicin, topotecan, and Avastin are the only approved second-line therapies for platinum-resistant ovarian cancer. The overall response rate for these therapies is 10 to 20 percent with median overall survival (“OS”) of eleven to twelve months. Immunotherapy is an attractive novel approach for the treatment of ovarian cancer particularly since ovarian cancers are considered immunogenic tumors. IL-12 is one of the most active cytokines for the induction of potent anti-cancer immunity acting through the induction of T-lymphocyte and natural killer cell proliferation. The precedence for a therapeutic role of IL-12 in ovarian cancer is based on epidemiologic and preclinical data.

IMNN-001 Immunotherapy

IMNN-001 is a DNA-based immunotherapeutic drug candidate for the localized treatment of ovarian cancer by intraperitoneally administering an Interleukin-12 (“IL-12”) plasmid formulated with our proprietary TheraPlas delivery system. In this DNA-based approach, the immunotherapy is combined with a standard chemotherapy drug, which can potentially achieve better clinical outcomes than with chemotherapy alone. We believe that increases in IL12 concentrations at tumor sites for several days after a single administration could create a potent immune environment against tumor activity and that a direct killing of the tumor with concomitant use of cytotoxic chemotherapy could result in a more robust and durable antitumor response than chemotherapy alone. We believe the rationale for local therapy with IMNN-001 is based on the following:

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

OVATION I Study. In February 2015, we announced that the U.S. Food and Drug Administration (“FDA”) accepted, without objection, the Phase I dose-escalation clinical trial of IMNN-001 in combination with the standard of care in neoadjuvant ovarian cancer (the “OVATION I Study”). On September 30, 2015, we announced enrollment of the first patient in the OVATION I Study. The OVATION I Study was designed to:

(i)	identify a safe, tolerable, and therapeutically active dose of IMNN-001 by recruiting and maximizing an immune response;

(ii)	enroll three to six patients per dose level and evaluate safety and efficacy; and

(iii)	attempt to define an optimal dose for a follow-on Phase I/II study.

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

Key translational research findings from all evaluable patients are consistent with the earlier reports from partial analysis of the data and are summarized below:

●	The intraperitoneal treatment of IMNN-001 in conjunction with NACT resulted in dose dependent increases in IL-12 and Interferon-gamma (IFNγ) levels that were predominantly in the peritoneal fluid compartment with little to no changes observed in the patients’ systemic circulation. These and other post-treatment changes including decreases in VEGF levels in peritoneal fluid are consistent with an IL-12 based immune mechanism;

●	Consistent with the previous partial reports, the effects observed in the IHC analysis were pronounced decreases in the density of immunosuppressive T-cell signals (Foxp3, PD-1, PDL-1, IDO-1) and increases in CD8+ cells in the tumor microenvironment;

●	The ratio of CD8+ cells to immunosuppressive cells was increased in approximately 75% of patients suggesting an overall shift in the tumor microenvironment from immunosuppressive to pro-immune stimulatory following treatment with IMNN-001. An increase in CD8+ to immunosuppressive T-cell populations is a leading indicator and believed to be a good predictor of improved OS; and

●	Analysis of peritoneal fluid by cell sorting, not reported before, shows a treatment-related decrease in the percentage of immunosuppressive T-cell (Foxp3+), which is consistent with the reduction of Foxp3+ T-cells in the primary tumor tissue, and a shift in tumor naïve CD8+ cell population to more efficient tumor killing memory effector CD8+ cells.

The Company also reported encouraging clinical data from the first fourteen patients who completed treatment in the OVATION I Study. IMNN-001 plus standard chemotherapy produced no dose limiting toxicities and positive dose dependent efficacy signals which correlate well with positive surgical outcomes as summarized below:

●	Of the fourteen patients treated in the entire study, two patients demonstrated a complete response, ten patients demonstrated a partial response and two patients demonstrated stable disease, as measured by RECIST criteria. This translates to a 100% disease control rate and an 86% objective response rate (“ORR”). Of the five patients treated in the highest dose cohort, there was a 100% ORR with one complete response and four partial responses; 4

●	Fourteen patients had successful resections of their tumors, with nine patients (64%) having a complete tumor resection (“R0”), which indicates a microscopically margin-negative resection in which no gross or microscopic tumor remains in the tumor bed. Seven out of eight (88%) patients in the highest two dose cohorts experienced a R0 surgical resection. All five patients treated at the highest dose cohort experienced a R0 surgical resection; and

●	All patients experienced a clinically significant decrease in their CA-125 protein levels as of their most recent study visit. CA-125 is used to monitor certain cancers during and after treatment. CA-125 is present in greater concentrations in ovarian cancer cells than in other cells.

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

SCAs have the potential to revolutionize clinical trials in certain oncology indications and some other diseases where randomized control is not ethical or practical. SCAs are formed by carefully selecting control patients from historical clinical trials to match the demographic and disease characteristics of the patients treated with the new investigational product. SCAs have been shown to mimic the results of traditional randomized controls so that the treatment effects of an investigational product can be visible by comparison to the SCA. SCAs can help advance the scientific validity of single arm trials, and in certain indications, reduce time and cost, and expose fewer patients to placebos or existing standard-of-care treatments that might not be effective for them.

On July 29, 2021, the Company announced final progression free survival (“PFS”) results from the OVATION I Study published in the Journal of Clinical Cancer Research. Median PFS in patients treated per protocol (n=14) was 21 months and was 18.4 months for the intent-to-treat (“ITT”) population (n=18) for all dose cohorts, including three patients who dropped out of the study after 13 days or less, and two patients who did not receive full NAC and IMNN001 cycles. Under the current standard of care, in women with Stage III/IV ovarian cancer undergoing NAC, their disease progresses within about 12 months on average. The results from the OVATION I Study support continued evaluation of IMNN-001 based on promising tumor response, as reported in the PFS data, and the ability for surgeons to completely remove visible tumors at interval debulking surgery. IMNN-001 was well tolerated, and no dose-limiting toxicities were detected. Intraperitoneal administration of IMNN-001 was feasible with broad patient acceptance.

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

COVID-19 Vaccine Overview

Emerging data from the recent literature indicates that the quality of the immune response as opposed to its absolute magnitude is what dictates SARSCoV-2 viral clearance and recovery and that an ineffective or non-neutralizing enhanced antibody response might actually exacerbate disease. The first-generation COVID-19 vaccines were developed for rapid production and deployment and were not optimized for generating cellular responses that result in effective viral clearance. Though early data has indicated some of these vaccines to be over 95% effective, these first-generation vaccines were primarily designed to generate a strong antibody response, and while they have been shown to provide prophylactic protection against disease, the durability of this protection is currently unclear. Most of these vaccines have been specifically developed to target the SARS-CoV-2 Spike (S) protein (antigen), though it is known that restricting a vaccine to a sole viral antigen creates selection pressure that can serve to facilitate the emergence of viral resistance. Indeed, even prior to full vaccine rollout, it has been observed that the S protein is a locus for rapid evolutionary and functional change as evidenced by the D614G, Y453F, 501Y.V2, and VUI-202012/01 mutations/deletions. This propensity for mutation of the S protein leads to future risk of efficacy reduction over time as these mutations accumulate.

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

On September 2, 2021, the Company announced results from preclinical in vivo studies showing production of antibodies and cytotoxic T-cell response specific to the spike antigen of SARS-CoV-2 when immunizing BALB/c mice with the Company’s next-generation PLACCINE DNA vaccine platform. Moreover, the antibodies to SARS-CoV-2 spike antigen prevented the infection of cultured cells in a viral neutralization assay. The production of antibodies predicts the ability of PLACCINE to protect against SARS-CoV-2 exposure, and the elicitation of cytotoxic T-cell response shows the vaccine’s potential to eradicate cells infected with SARS-CoV-2. These findings demonstrate the potential immunogenicity of Imunon’s PLACCINE DNA vaccine, which is intended to provide broad-spectrum protection and resistance against variants by incorporating multiple viral antigens, to improve vaccine stability at storage temperatures of 4 o C and above, and to facilitate cheaper and easier manufacturing.

On January 31, 2022, the Company announced it had engaged BIOQUAL, Inc., a preclinical testing contract research organization, to conduct a nonhuman primate (NHP) challenge study with Imunon’s DNA-based approach for a SARS-CoV-2 vaccine. The NHP pilot study follows the generation of encouraging mouse data and will evaluate the Company’s lead vaccine formulations for safety, immunogenicity and protection against SARS-CoV-2. In completed preclinical studies, Imunon demonstrated safe and efficient immune responses including IgG response, neutralizing antibodies and T-cell responses that parallel the activity of commercial vaccines following intramuscular (IM) administration of novel vaccine compositions expressing a single viral antigen. In addition, vector development has shown promise of neutralizing activity against a range of SARS-CoV-2 variants. Imunon’s novel DNA-based vaccines have been based on a simple intramuscular injection that does not require viral encapsulation or special equipment for administration.

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

In a recent mouse study, a single dose of PLACCINE vaccine without a booster dose produced longer duration of IgG responses and higher T-cell activation than an mRNA vaccine. A 12-month PLACCINE stability study has now completed 9 months demonstrating continued drug stability at 4° C (standard refrigerated temperature).

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

OPTIMA Study

The OPTIMA Study represents an evaluation of ThermoDox® in combination with a first line therapy, RFA, for newly diagnosed, intermediate stage HCC patients. The OPTIMA Study was designed to enroll up to 550 patients globally at approximately 65 clinical sites in the U.S., Canada, European Union (“EU”), China and other countries in the Asia-Pacific region to evaluate ThermoDox® in combination with standardized RFA, which required a minimum of 45 minutes across all investigators and clinical sites for treating lesions three to seven centimeters, versus standardized RFA alone. The primary endpoint for the OPTIMA Study is OS, and the secondary endpoints are progression free survival and safety. The statistical plan called for two interim efficacy analyses by an independent Data Monitoring Committee (“DMC”). In August 2018, the Company announced that the OPTIMA Study was fully enrolled. On August 5, 2019, the Company announced that the prescribed number of OS events had been reached for the first prespecified interim analysis of the OPTIMA Phase III Study. Following preparation of the data, the first interim analysis was conducted by the DMC. The DMC’s pre-planned interim efficacy review followed 128 patient events, or deaths, which occurred in August 2019. On November 4, 2019, the Company announced that the DMC unanimously recommended the OPTIMA Study continue according to protocol. The recommendation was based on a review of blinded safety and data integrity from 556 patients enrolled in the OPTIMA Study. Data presented demonstrated that PFS and OS data appeared to be tracking with patient data observed at a similar point in the Company’s subgroup of patients followed prospectively in the earlier Phase III HEAT Study, upon which the OPTIMA Study was based. On April 15, 2020, the Company announced that the prescribed minimum number of events of 158 patient deaths had been reached for the second pre-specified interim analysis of the OPTIMA Phase III Study. The hazard ratio for success at 158 deaths is 0.70, which represents a 30% reduction in the risk of death compared with RFA alone. On July 13, 2020, the Company announced that it has received a recommendation from the DMC to consider stopping the global OPTIMA Study. The recommendation was made following the second pre-planned interim safety and efficacy analysis by the DMC on July 9, 2020. The DMC analysis found that the prespecified boundary for stopping the trial for futility of 0.900 was crossed with an actual value of 0.903. However, the 2-sided p-value of 0.524 for this analysis provided uncertainty, subsequently, the DMC left the final decision of whether or not to stop the OPTIMA Study to the Company. There were no safety concerns noted during the interim analysis. The Company followed the advice of the DMC and considered its options either to stop the study or continue to follow patients after a thorough review of the data, and an evaluation of our probability of success. On August 4, 2020, the Company announced it would continue following patients for OS, noting that the unexpected and marginally crossed futility boundary, suggested by the Kaplan-Meier analysis at the second interim analysis on July 9, 2020, may be associated with a data maturity issue. On October 12, 2020, the Company provided an update on the ongoing data analysis from its Phase III OPTIMA Study with ThermoDox® as well as growing interest among clinical investigators in conducting studies with ThermoDox® as a monotherapy or in combination with other therapies. On February 11, 2021, the Company provided a final update on the Phase III OPTIMA Study and the decision to stop following patients in the Study. Independent analyses conducted by a global biometrics contract research organization and the NIH, did not find any evidence of significance or factors that would justify continuing to follow patients for OS. Therefore, the Company notified all clinical sites to discontinue following patients. The OPTIMA Study database of 556 patients has been frozen at 185 patient deaths. While the analyses did identify certain patient subgroups that appear to have had a clinical benefit, the Company concluded that it would not be in its best interest to pursue these retrospective findings as the regulatory hurdles supporting further discussion will be significant.

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

Business Plan

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s drug candidates, and applications and submissions to the U.S. Food and Drug Administration. The Company has not generated significant revenue and has incurred significant net losses in each year since our inception. As of March 31, 2023, the Company has incurred approximately $374 million of cumulative net losses and had approximately $37.3 million in cash and cash equivalents, short-term investments, interest receivable, and restricted cash. We have substantial future capital requirements to continue our research and development activities and advance our drug candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

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

In March 2020, the World Health Organization declared COVID-19, to be a Global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and business is uncertain. While the extent to which COVID-19 impacts the Company’s future results will depend on future developments, the pandemic and associated economic impacts could result in a material impact to the Company’s future financial condition, results of operations and cash flows.

The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the U.S. and worldwide resulting from the ongoing COVID-19 pandemic and the Russian invasion of Ukraine. These disruptions may also disrupt the clinical trials process and enrollment of patients. This may delay commercialization efforts. The Company continues to monitor its operating activities in light of these events, and it is possible that these events could result in a variety of risks to the business. The specific impact, if any, is not readily determinable as of the date of the Financial Statements.

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

Since 2018, the Company has annually submitted applications to sell a portion of the Company’s State of New Jersey net operating losses (“NOLs”) as part of the Technology Business Tax Certificate Program (the “NOL Program”) sponsored by The New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused NOLs and unused research and development credits are allowed to sell these benefits to other New Jersey-based companies. As part of the NOL Program, the Company sold $1.6 million of its New Jersey NOLs in 2022. The sale of these net operating losses resulted in net proceeds to the Company of approximately $1.6 million in January 2023. During 2021, the New Jersey State Legislature increased the maximum lifetime benefit per company from $15 million to $20 million, which will allow the Company to participate in this funding program in future years for up to an additional $1.8 million in net operating losses under this maximum lifetime benefit.

In June 2021, the Company entered into a $10 million loan facility with Silicon Valley Bank (“SVB”). The Company immediately deposited $6 million with SVB as restricted cash as discussed in more detail in Note 4. Payments under the loan agreement are interest only for the first 24 months after loan closing, followed by a 24-month amortization period of principal and interest through the scheduled maturity date.

With $37.3 million in cash and cash equivalents, short-term investments, interest receivable and restricted cash, coupled with approximately $1.8 million of future planned sales of the Company’s State of New Jersey net operating losses, the Company believes it has sufficient capital resources to fund its operations for twelve months from the issuance of these financial statements.

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

Financing Overview

Equity, Debt and Other Forms of Financing

During 2022 and 2023 through the date of this Quarterly Report filed on Form 10-Q, we issued a total of 3.3 million shares of common stock as discussed below for approximately $9.2 million in net proceeds.

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

The Company held a special meeting of stockholders to consider an amendment (the “Amendment”) to the Company’s Certificate of Incorporation, as amended, to effect a reverse stock split of the outstanding shares of common stock by a ratio to be determined by the Board of Directors of the Company (the “Reverse Stock Split”).

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

32

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

●	On May 25, 2022, the Company entered into an At the Market Offering Agreement (the “Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to which the Company may offer and sell, from time to time, through Wainwright, shares of the Company’s common stock having an aggregate offering price of up to $7,500,000. The Company intends to use the net proceeds from the offering, if any, for general corporate purposes, including research and development activities, capital expenditures and working capital. In 2022, the Company sold 336,075 shares of common stock for net proceeds of $503,798. In the first quarter of 2023, the Company sold 1,660,608 shares of common stock for net proceeds of $2,474,362.

Significant Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our 2022 Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023. See Note 3 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

As a clinical stage biopharmaceutical company, our business, and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in “Item 1A. Risk Factors” under “Part II: Other Information” included herein.

FINANCIAL REVIEW FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Results of Operations

For the three months ended March 31, 2023 our net loss was $5.3 million compared to a net loss of $10.5 million for the same three-month period of 2022.

With $37.3 million in cash and cash equivalents, short-term investments, interest receivable and restricted cash, coupled with approximately $1.8 million of future planned sales of the Company’s State of New Jersey net operating losses, the Company believes it has sufficient capital resources to fund its operations for twelve months from the issuance of these financial statements.

	For the Three Months Ended March 31,
	(In thousands)		Change Increase (Decrease)
	2023	2022
Licensing Revenue:	$-	$125	$(125)	(100.0)%

Operating Expenses:
Clinical Research	613	1,321	(708)	(53.6)%
Chemistry, Manufacturing and Controls (CMC)	2,006	1,774	232	13.1%
Research and development expenses	2,619	3,095	(476)	(15.4)%
General and administrative expenses	3,065	2,872	193	6.7%
Total operating expenses	5,684	5,967	(283)	(4.7)%
Loss from operations	$(5,684)	$(5,842)	$158	(2.7)%

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten-year term of the agreement; therefore, we recorded deferred revenue of $125,000 in the first quarter of 2022. As of December 31, 2022, this contract has been fully amortized and recognized as revenue.

Research and Development Expenses

Research and development (“R&D”) expenses were $2.6 million in the first quarter of 2023 compared to $3.1 million in same period of 2022. Costs associated with the OVATION 2 Study were $0.3 million in the first quarter of 2023 compared to $0.4 million in the same period of 2022. Costs associated with the OPTIMA Study were insignificant in the first quarter of 2023 compared to $0.1 million in the same period of 2022. Other clinical and regulatory costs were $0.3 million the first quarter of 2023 compared to $0.8 million in the same period of 2022. R&D costs associated with the development of IMNN-001 to support the OVATION 2 Study were $0.3 million in the first quarter 2023 a decrease from $0.9 million in same period of 2022. The development of the PLACCINE DNA vaccine technology platform increased to $1.0 million in the first quarter of 2023 compared to $0.6 million in the same period of 2022. CMC costs increased to $0.7 million in the first quarter of 2023 compared to $0.3 million in the same period of 2022.

General and Administrative Expenses

General and administrative expenses were $3.1 million in the first quarter of 2023 compared to $2.9 million in the same period of 2022. The decrease was primarily attributable to lower non-cash stock compensation expenses offset by higher professional fees including legal fees to defend various lawsuits filed after the announcement in July 2020 of the OPTIMA Phase 3 study results, higher compensation expenses related to the CEO succession plan announced in July 2022 and higher staffing costs.

Other non-operating income was $93,085 in the first quarter of 2023 compared to other non-operating expenses of $4.6 million in the comparable prior year period. In the first quarter of 2022, the Company incurred a one-time payment of $4.5 million in interest and offering expenses resulting from the sale and subsequent redemption of $30.0 million of convertible redeemable preferred stock. The Company incurred higher interest expense on its loan facility with Silicon Valley Bank in the first quarter of 2023 due to raising interest rates. Investment income from the Company’s short-term investments increased by $0.3 million for the first quarter of 2023 compared with the prior year period in 2022 due to higher returns on these investments.

Impairment of IPR&D Liability

Due to the continuing deterioration of public capital markets in the biotech industry and its impact on market capitalization rates in this sector, IPR&D related to the ovarian cancer indication was reviewed for impairment during the first quarter of 2022. Based on the Company’s analysis of the IPR&D, the Company has concluded that it is not more than likely that the asset had been impaired as of March 31, 2022. As such, no impairment charges for IPR&D related to the ovarian cancer indication were recorded during the first quarter of 2022. As of December 31,

2022, the Company wrote off the $13.4 million carrying value of this asset, thereby recognizing a non-cash charge of $13.4 million in the fourth quarter of 2022. The company fair value of the IPR&D is zero at March 31, 2023.

Change in Earn-out Milestone Liability

As of March 31, 2023 and 2022, the Company fair valued the earn-out milestone liability at zero and $5.4 million, respectively with no change recorded to the fair value of the earn-out milestone during the first quarter of 2022.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Since inception we have incurred significant losses and negative cash flows from operations. We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities, the sale of the Company’s NOLs, amounts received under our product licensing agreement with Yakult and our technology development agreement with Hisun. The process of developing IMNN-001 and other drug candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts. We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future. Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $374 million at March 31, 2023.

At March 31, 2023, we had total current assets of $36.3 million and current liabilities of $10.4 million, resulting in net working capital of $25.9 million. At March 31, 2023, we had cash and cash equivalents, short-term investments, interest receivable on short-term investments, net proceeds on the sale of net operating losses and money market investments ($6.0 million of which is restricted cash included in other assets) of $37.3 million. At December 31, 2022, we had total current assets of $37.2 million and current liabilities of $10.1 million, resulting in net working capital of $27.1 million. We have substantial future capital requirements to continue our research and development activities and advance our drug candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies. The Company believes it has sufficient capital resources to fund its operations for twelve months from the issuance of these financial statements.

Net cash used in operating activities for the first three months of 2023 was $4.1 million. Net cash provided by investing activities was $0.5 million during the first three months of 2023. Cash provided by financing activities during the first three months of 2023 totaled $2.5 million. At March 31, 2023, we had cash and cash equivalents, short-term investments, interest receivable on short term investments, net proceeds on the sale of net operating losses and money market investments ($6.0 million of which is restricted cash included in other assets) of $37.3 million. The Company believes it has sufficient capital resources to fund its operations for twelve months from the issuance of these financial statements. See Financing Overview.

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

Off-Balance Sheet Arrangements and Contractual Obligations

None.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2023, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the SEC.

There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On October 29, 2020, a putative securities class action was filed against the Company and certain of its officers and directors (the “Spar Individual Defendants”) in the U.S. District Court for the District of New Jersey, captioned Spar v. Celsion Corporation, et al., Case No. 1:20-cv-15228. The plaintiff alleged that the Company and Individual Defendants made false and misleading statements regarding one of the Company’s drug candidates, ThermoDox®, and brings claims for damages under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all Defendants, and under Section 20(a) of the Exchange Act of 1934 against the Individual Defendants. At this stage of the case neither the likelihood that a loss, if any, will be realized, nor an estimate of possible loss or range of loss, if any, can be determined. On February 6, 2023, the U.S. District Court granted a Motion to Dismiss filed by the Company and Spar Individual Defendants and granted Plaintiff leave to file an amended complaint within 30 days. Plaintiff did not file an amended complaint within the 30-day deadline.

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

In October 2021, an arbitration was commenced against the Company before the CPR Institute for Conflict Prevention & Resolution, captioned Curia New Mexico, LLC v. Celsion Corp., Case No. G-22-85-S. The claimant alleged that the Company failed to pay invoices for the manufacture of two batches of ThermoDox®. On April 19, 2023, the arbitral tribunal issued an interim award, upholding claimant’s claim with respect to one of the two batches of ThermoDox® and denied their claim with respect to the other batch of ThermoDox®.  Subsequent to the interim award, the parties have settled the arbitration for an aggregate amount of $583,500 including interest and legal fees.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our 2022 Annual Report on Form 10-K. The risks and uncertainties described in our 2022 Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, or results of operations

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Amended and Restated Certificate of Incorporation of Imunon, dated March 24, 2023, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on March 24, 2023 (SEC File No. 001-15911).

3.2	Amended and Restated Bylaws of the Company, effective on September 19, 2022, incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of the Company, filed on September 19, 2022 (SEC File No. 001-15911).

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders’ Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

+	Filed herewith.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

**	XBRL information is filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 11, 2023	IMUNON, INC.

Registrant

	By:	/s/ Corinne Le Goff
Corinne Le Goff
President and Chief Executive Officer

	By:	/s/ Jeffrey W. Church
Jeffrey W. Church
Executive Vice President and Chief Financial Officer

