Form 10-Q
period 2023-06-30
Imunon, Inc.
filed 2023-08-10
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, the Registrant had 9,367,855 shares of common stock, $0.01 par value per share, outstanding.

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

ii

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

IMUNON, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,611,357	$11,492,841
Investment in debt securities - available for sale, at fair value	17,400,025	21,254,485
Accrued interest receivable on investment securities	80,489	128,932
Money market investments, restricted cash	-	1,500,000
Advances and deposits on clinical programs and other current assets	2,640,081	2,778,433
Total current assets	26,731,952	37,154,691

Property and equipment (at cost, less accumulated depreciation and amortization)	651,231	548,301

Other assets:
Money market investments, restricted cash	-	4,500,000
Deferred income tax asset	-	1,567,026
Operating lease right-of-use assets, net	1,288,511	155,876
Deposits and other assets	50,000	50,000
Total other assets	1,338,511	6,272,902

Total assets	$28,721,694	$43,975,894

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

(Continued)

	June 30, 2023	December 31, 2022
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$2,612,440	$3,586,623
Other accrued liabilities	3,233,193	4,794,936
Note payable – current portion, net of deferred financing costs	-	1,424,774
Operating lease liabilities - current portion	278,409	230,749
Total current liabilities	6,124,042	10,037,082

Notes payable – non-current portion, net of deferred financing costs	-	4,610,946
Operating lease liabilities - non-current portion	1,082,512	-
Total liabilities	7,206,554	14,648,028

Commitments and contingencies	-	–

Stockholders’ equity:

Preferred stock - $0.01 par value (100,000 shares authorized, and no shares issued or outstanding at June 30, 2023 and December 31, 2022)	-	–

Common stock - $0.01 par value (112,500,000 shares authorized; 9,252,003 and 7,436,219 shares issued at June 30, 2023 and December 31, 2022, respectively; 9,251,981 and 7,436,197 shares outstanding at June 30, 2023 and December 31, 2022, respectively)	92,520	74,362
Additional paid-in capital	401,163,818	397,980,023
Accumulated other comprehensive loss	162,045	26,494
Accumulated deficit	(379,818,055)	(368,667,825)
Total stockholders’ equity before treasury stock	21,600,328	29,413,054

Treasury stock, at cost (22 shares at June 30, 2023 and December 31, 2022)	(85,188)	(85,188)
Total stockholders’ equity	21,515,140	29,327,866

Total liabilities and stockholders’ equity	$28,721,694	$43,975,894

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Licensing revenue	$-	$125,000	$-	$250,000

Operating expenses:
Research and development	3,134,399	3,226,295	5,754,204	6,321,715
General and administrative	2,339,886	2,876,976	5,404,531	5,748,533
Total operating expenses	5,474,285	6,103,271	11,158,735	12,070,248

Loss from operations	(5,474,285)	(5,978,271)	(11,158,735)	(11,820,248)

Other (expense) income:
Investment income	281,673	40,355	534,743	52,459
Interest expense	(37,095)	(105,024)	(197,080)	(4,751,281)
Loss on extinguishment of debt	(329,158)	-	(329,158)	-
Other income	-	3	-	1,801
Total other (expense) income, net	(84,580)	(64,666)	8,505	(4,697,021)

Net loss	$(5,558,865)	$(6,042,937)	$(11,150,230)	$(16,517,269)

Net loss per common share
Basic and diluted	$(0.61)	$(0.87)	$(1.28)	$(2.59)

Weighted average shares outstanding
Basic and diluted	9,136,573	6,981,970	8,711,389	6,372,908

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Other comprehensive loss

Changes in:
Realized gains on debt securities recognized in investment income, net	$33,172	$21,596	$136,257	$23,934
Unrealized gains (losses) on debt securities, net	4,996	(32,652)	(705)	(85,994)

Change in realized and unrealized gains (losses) on available for sale securities, net	38,168	(11,056)	135,552	(62,060)

Net loss	(5,558,865)	(6,042,937)	(11,150,230)	(16,517,269)

Total comprehensive loss	$(5,520,697)	$(6,053,993)	$(11,014,678)	$(16,579,329)

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:

Net loss	$(11,150,230)	$(16,517,269)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	108,482	81,371
Amortization of right-of-use assets	272,675	260,583
Recognition of deferred revenue	-	(250,000)
Realized and unrealized gains (losses), net, on investment securities	135,551	(62,060)
Stock-based compensation	529,027	1,486,522
Realization of deferred income tax asset	1,567,026	1,383,446
Loss on extinguishment of debt	329,158	-
Amortization of deferred finance charges and debt discount associated with notes payable	55,122	90,630
Net changes in:
Accrued interest receivable on investment securities	48,443	79,116
Advances, deposits, and other current assets	138,352	(195,429)
Accounts payable and accrued liabilities	(2,811,064)	193,984
Net cash used in operating activities	(10,777,458)	(13,449,106)

Cash flows from investing activities:
Purchases of investment securities	(3,645,540)	(8,343,385)
Proceeds from sale and maturity of investment securities	7,500,000	22,775,000
Purchases of property and equipment	(211,412)	(166,022)
Net cash provided by investing activities	3,643,048	14,265,593

Cash flows from financing activities:
Proceeds from redeemable convertible preferred stock offering	-	28,500,000
Payment upon redemption of redeemable convertible preferred stock	-	(28,500,000)
Proceeds from sale of common stock equity, net of issuance costs	2,672,926	6,339,369
Payoff of the SVB loan and accrued end-of-term fees	(6,420,000)	-
Net cash (used in) provided by financing activities	(3,747,074)	6,339,369

Net change in cash, cash equivalents and restricted cash	(10,881,484)	7,155,856
Cash, cash equivalents and restricted cash at beginning of period	17,492,841	25,586,272
Cash, cash equivalents and restricted cash at end of period	$6,611,357	$32,742,128

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022

Supplemental disclosures of cash flow information:
Interest paid	$(179,542)	$(4,267,107)
Recognition of right of use asset and liability	$1,405,310	$-

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for lease payments	$340,457	$299,947

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accum. Other Compr. Income	Accumulated
	Shares	Amount	Capital	Shares	Amount	(Loss)	Deficit	Total

Balance at April 1, 2023	9,097,027	$90,970	$400,776,487	22	$(85,188)	$123,877	$(374,259,190)	$26,646,956

Net loss	-	-	-	-	-	-	(5,558,865)	(5,558,865)

Sale of equity through equity financing facilities	154,976	1,550	197,012	-	-	-	-	198,562

Realized and unrealized gains and losses, net, on investment securities	-	-	-	-	-	38,168	-	38,168

Stock-based compensation expense	-	-	190,319	-	-	-	-	190,319
Balance at June 30, 2023	9,252,003	$92,520	$401,163,818	22	$(85,188)	$162,045	$(379,818,055)	$21,515,140

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accum. Other Compr. Income	Accumulated
	Shares	Amount	Capital	Shares	Amount	(Loss)	Deficit	Total

Balance at April 1, 2022	5,770,467	$57,705	$389,595,593	22	$(85,188)	$(58,978)	$(343,243,923)	$46,265,209

Net loss	-	-	-	-	-	-	(6,042,937)	(6,042,937)

Sale of equity through equity financing facilities	1,328,274	13,283	6,326,086	-	-	-	-	6,339,369

Realized and unrealized gains and losses, net, on investment securities	-	-	-	-	-	(11,056)	-	(11,056)

Stock-based compensation expense	-	-	491,908	-	-	-	-	491,908
Balance at June 30, 2022	7,098,741	$70,988	$396,413,587	22	$(85,188)	$(70,034)	$(349,286,860)	$47,042,493

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accum. Other Compr.	Accumulated
	Shares	Amount	Capital	Shares	Amount	(Loss)	Deficit	Total

Balance at January 1, 2023	7,436,219	$74,362	$397,980,023	22	$(85,188)	$26,494	$(368,667,825)	$29,327,866

Net loss	-	-	-	-	-	-	(11,150,230)	(11,150,230)

Sale of equity through equity financing facilities	1,815,584	18,156	2,654,768	-	-	-	-	2,672,924

Issuance of common stock upon exercise of options	200	2		-	-	-	-	2

Realized and unrealized gains and losses, net, on investment securities	-	-	-	-	-	135,551	-	135,551

Stock-based compensation expense	-	-	529,027	-	-	-	-	529,027
Balance at June 30, 2023	9,252,003	$92,520	$401,163,818	22	$(85,188)	$162,045	$(379,818,055)	$21,515,140

	Series A & B Preferred		Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accum. Other Compr. Income	Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	(Loss)	Deficit	Total

Balance at January 1, 2022	-	$-	5,770,516	$57,705	$388,600,979	22	$(85,188)	$(7,974)	$(332,769,591)	$55,795,931

Net loss	-	-	-	-	-	-	-	-	(16,517,269)	(16,517,269)

Other	-	-	(49)	-	-	-	-	-	-	-

Issuance of preferred stock upon financing	100,000	28,500,000	-	-	-	-	-	-	-	-

Redemption of preferred stock	(100,000)	(28,500,000)	-	-	-	-	-	-	-	-

Sale of equity through equity financing facilities	-	-	1,328,274	13,283	6,326,086	-	-	-	-	6,339,369

Realized and unrealized gains and (losses), net, on investment securities	-	-	-	-	-	-	-	(62,060)	-	(62,060)

Stock-based compensation expense	-	-	-	-	1,486,522	-	-	-	-	1,486,522
Balance at June 30, 2022	-	$-	7,098,741	$70,988	$396,413,587	22	$(85,188)	$(70,034)	$(349,286,860)	$47,042,493

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2023

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

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. During the quarter ended June 30, 2023, there have been no changes to the Company’s accounting policies. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the six months ended June 30, 2023 and 2022, are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023.

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amount reported in the Company’s financial statements and accompanying notes. Actual results could differ materially from those estimates. Events and conditions arising subsequent to the most recent balance sheet date have been evaluated for their possible impact on the unaudited condensed consolidated financial statements and accompanying notes.

The Company has $24.1 million in cash and cash equivalents, short-term investments, and interest receivable to fund its operations. This is coupled with approximately $1.8 million of future planned sales of the Company’s State of New Jersey net operating losses. The Company believes it has sufficient capital resources to fund its operations for twelve months from the issuance of these condensed consolidated financial statements.

Note 3. New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued accounting pronouncements will not have a material impact on the Company’s condensed consolidated financial position, results of operations, and cash flows, or do not apply to its operations.

Note 4. Restricted Cash

As a condition of the SVB Loan Facility entered into on June 18, 2021, as further discussed in Note 10, the Company was required at all times to maintain on deposit with SVB as cash collateral in a segregated money market bank account in the name of the Company, unrestricted and unencumbered cash (other than a lien in favor of SVB) in an amount of at least 100% of the aggregate outstanding amount of the SVB loan facility. SVB may restrict withdrawals or transfers by or on behalf of the Company that would violate this requirement. The loan was repaid in full during the quarter ended June 30, 2023, thus removing this requirement. The required reserve totaled $6.0 million as of December 31, 2022. This amount is presented in part as restricted cash in current and other non-current assets on the accompanying condensed consolidated balance sheets.

The following table reconciles cash and cash equivalents and restricted cash per the condensed consolidated balance sheets to the condensed consolidated statements of cash flows:

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$6,611,357	$11,492,841
Money market investments, restricted cash	-	6,000,000
Total	$6,611,357	$17,492,841

Note 5. Net Loss per Common Share

Basic loss per share is calculated based upon the net loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of preferred stock, options and warrants and their equivalents are computed using the treasury stock method.

The total number of shares of common stock issuable upon exercise of warrants, stock option grants and equity awards was 1,248,524 and 1,102,554 shares for the three-month and six-month periods ended June 30, 2023 and 2022, respectively. For the three-month and six-month periods ended June 30, 2023 and 2022, diluted loss per common share was the same as basic loss per common share as the other warrants and equity awards that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive. The Company did not pay any dividends during the three-month and six-month periods ended June 30, 2023 and 2022.

Note 6. Investment in Debt Securities-Available for Sale

Investments in debt securities available for sale with a fair value of $17,400,025 and $21,254,485 as of June 30, 2023 and December 31, 2022, respectively, consisted of U.S. Treasury securities and corporate debt securities. These investments are valued at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in accumulated other comprehensive loss.

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

	June 30, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Short-term investments
U.S. Treasury securities	$5,960,208	$5,963,920	$-	$-
Corporate debt securities	11,277,772	11,436,105	21,227,991	21,254,485
Total	$17,237,980	$17,400,025	$21,227,991	$21,254,485

	June 30, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Short-term investment maturities
Within 3 months	$10,765,740	$10,930,855	$4,005,559	$3,994,590
Between 3-12 months	6,472,240	6,469,170	17,222,432	17,259,895
Total	$17,237,980	$17,400,025	$21,227,991	$21,254,485

The following table shows the Company’s investment in debt securities available for sale gross unrealized gains (losses) and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2023 and December 31, 2022. The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	June 30, 2023		December 31, 2022
Available for sale securities (all unrealized holding gains and losses are less than 12 months at date of measurement)	Fair Value	Unrealized Holding Gains (Losses)	Fair Value	Unrealized Holding Gains (Losses)

Investments in debt securities with unrealized gains	$13,412,665	$181,965	$13,278,505	$43,508
Investments in debt securities with unrealized losses	3,987,360	(19,920)	7,975,980	(17,014)
Total	$17,400,025	$162,045	$21,254,485	$26,494

Investment (loss) income, which includes net realized losses on sales of available for sale securities and investment income interest and dividends, is summarized as follows:

	For the Three Months Ended June 30,
	2023	2022
Interest and dividends accrued and paid	$314,845	$61,951
Realized losses	(33,172)	(21,596)
Investment income, net	$281,673	$40,355

	For the Six Months Ended June 30,
	2023	2022
Interest and dividends accrued and paid	$671,000	$76,393
Realized losses	(136,257)	(23,934)
Investment income, net	$534,743	$52,459

Note 7. Fair Value Measurements

FASB ASC Section 820, “Fair Value Measurements and Disclosures,” establishes a three-level hierarchy for fair value measurements which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are as follows:

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

Cash and cash equivalents, other current assets, accounts payable and other accrued liabilities are reflected in the condensed consolidated balance sheets at their approximate estimated fair values primarily due to their short-term nature. The fair values of securities available for sale is determined by relying on the securities’ relationship to other benchmark quoted securities and classified its investments as Level 2 items in both 2023 and 2022. There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the six-month period ended June 30, 2023 or during the year ended December 31, 2022. The earnout milestone liability is valued using a risk-adjusted assessment of the probability of payment of each milestone, discounted to present value using an estimated time to achieve the milestone (see Note 13).

Assets and liabilities measured at fair value are summarized below.

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Recurring items as of June 30, 2023
Corporate debt securities and U.S. Treasury obligations, available for sale	$17,400,025	$–	$–	$17,400,025

Recurring items as of December 31, 2022
Corporate debt securities, available for sale	$21,254,485	$–	$–	$21,254,485

Note 8. Intangible Assets

In June 2014, the Company completed the acquisition of substantially all of the assets of EGEN, Inc., an Alabama corporation (“EGEN”), which changed its company name to EGWU, Inc. after the closing of the acquisition (the “EGEN Acquisition”). The Company acquired EGEN’s rights, title and interest in and to substantially all of the assets of EGEN, including cash and cash equivalents, patents, trademarks and other intellectual property rights, clinical data, certain contracts, licenses and permits, equipment, furniture, office equipment, furnishings, supplies and other tangible personal property. In addition, CLSN Laboratories assumed certain specified liabilities of EGEN, including the liabilities arising out of the acquired contracts and other assets relating to periods after the closing date.

Acquired In-process Research and Development

Acquired in-process research and development (“IPR&D”) consists of EGEN’s drug technology platforms: TheraPlas and TheraSilence. The fair value of the IPR&D drug technology platforms was estimated to be $24.2 million as of the acquisition date. As of the closing of the acquisition, the IPR&D was considered indefinite lived intangible assets and will not be amortized. IPR&D is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. The Company’s IPR&D consisted of three core elements, its RNA delivery system, its glioblastoma multiforme cancer drug candidate and its ovarian cancer indication.

As of December 31, 2022, the Company assessed whether there were indicators of impairment for the Company’s IPR&D and determined that the IPR&D asset was impaired during that period. Due to the continuing deterioration of public capital markets in the biotech industry in 2022 and its impact on market capitalization rates in this sector, IPR&D was reviewed for impairment. Having conducted a quantitative analysis of its IPR&D assets, the Company concluded the IPR&D asset was impaired during the fourth quarter of 2022. As of December 31, 2022, the Company wrote off the $13.4 million carrying value of this asset, thereby recognizing a non-cash charge of $13.4 million in the fourth quarter of 2022.

Note 9. Accrued Liabilities

Other accrued liabilities at June 30, 2023 and December 31, 2022 include the following:

	June 30, 2023	December 31, 2022
Amounts due to contract research organizations and other contractual agreements	$1,698,511	$2,196,711
Accrued payroll and related benefits	1,458,082	2,139,927
Accrued interest	-	37,583
Accrued professional fees	46,600	215,402
Other	30,000	205,313
Total	$3,233,193	$4,794,936

Note 10. Notes Payable

The SVB Loan Facility

On June 18, 2021, the Company entered into a $10 million loan facility (the “SVB Loan Facility”) with Silicon Valley Bank (“SVB”). The Company immediately used $6 million from the SVB Loan Facility to retire all outstanding indebtedness with Horizon Technology Finance Corporation as further discussed below. Concurrently with this transaction, the Company used $6.0 million of other available funds to establish a restricted cash account which served as security for the SVB Loan Facility.

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

In connection with the SVB Loan Facility, the Company incurred financing fees and expenses totaling $243,370 which are recorded and classified as debt discount and are being amortized as interest expense using the effective interest method over the life of the loan. Also, in connection with the SVB Loan Facility, the Company is required to pay an end-of-term fee equal to 3.0% of the original loan amount at time of maturity. Therefore, these amounts totaling $300,000 are being amortized as interest expense using the effective interest method over the life of the loan. During the three-month periods ended June 30, 2023 and 2022, the Company incurred interest expense of $26,667 and $59,709, respectively, and amortized $10,429 and $45,315, respectively, as interest expense for debt discounts and end-of-term fee in connection with the SVB Financing Facility. During the six-month periods ended June 30, 2023 and 2022, the Company incurred interest expense of $141,958 and $109,084, respectively, and amortized $55,122 and $90,630, respectively, as interest expense for debt discounts and end-of-term fee in connection with the SVB Financing Facility.

On April 21, 2023, the Company repaid the outstanding principal balance, an early termination fee and the end-of-term charges in full satisfaction of the SVB Loan Facility. The following is a schedule of the amounts paid to SVB on April 21, 2023:

Principal balance at April 21, 2023	$6,000,000
Early termination fee	120,000
End-of-term charges	300,000
Total	$6,420,000

During the three and six months ended June 30, 2023, the Company recorded a loss of $329,158 on the early termination of the SVB Loan Facility which represented the early termination fee and the end of the term fees, net of previously amortized interest expense totaling $334,212 on the date of its payoff.

Note 11. Stockholders’ Equity

On September 19, 2022, the Company announced a corporate name change to Imunon, Inc. The Company’s common stock will continue to trade on the Nasdaq Stock Market under the ticker symbol “IMNN” and its CUSIP number (15117N602) remained unchanged.

Reverse Stock Split

On February 28, 2022, the Company effected a 15-for-1 reverse stock split of its common stock which was made effective for trading purposes as of the commencement of trading on March 1, 2022. As of that date, each of the 15 shares of issued and outstanding common stock and equivalents was consolidated into one share of common stock. All shares have been restated to reflect the effects of the 15-for-1 reverse stock split. In addition, at the market open on March 1, 2022, the Company’s common stock started trading under a new CUSIP number 15117N602, although the Company’s ticker symbol, CLSN, remained unchanged.

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

At the Market Offering Agreement

On May 25, 2022, the Company entered into an At the Market Offering Agreement (the “Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to which the Company may offer and sell, from time to time, through Wainwright, shares of the Company’s common stock having an aggregate offering price of up to $7,500,000. The Company intends to use the net proceeds from the offering, if any, for general corporate purposes, including research and development activities, capital expenditures and working capital. In 2022, the Company sold 336,075 shares of common stock for net proceeds of $503,798. During the first six months of 2023, the Company sold 1,815,584 shares of common stock for net proceeds of $2,672,924.

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

The Series A Preferred Stock and Series B Preferred Stock were recorded as a liability on the condensed consolidated balance sheet during the first quarter of 2022 until the preferred shares were redeemed during the same quarter. The Company recognized $4,551,567 as interest expense for the preferred shares during the first quarter of 2022, which was composed of (a) $3,000,000 as the difference between the redemption price for the preferred shares and the net proceeds received from the issuance of the preferred shares, (b) $1,110,000 paid to AGP as a placement agent fee and reimbursement for certain expenses, and (c) $441,567 in legal fees recognized in the first quarter that were attributed to the preferred shares.

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

At the 2018 Annual Stockholders Meeting of the Company held on May 15, 2018, stockholders approved the 2018 Stock Incentive Plan (the “2018 Plan”). The 2018 Plan, as adopted, permits the granting of 180,000 shares of common stock as equity awards in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, other stock awards, performance awards, or in any combination of the foregoing. At the 2019 Annual Stockholders Meeting of the Company held on May 14, 2019, stockholders approved an amendment to the 2018 Plan whereby the Company increased the number of common stock shares available by 80,000 to a total of 260,000 under the 2018 Plan, as amended. At the 2020 Annual Stockholders Meeting of the Company held on June 15, 2020, stockholders approved an amendment to the 2018 Plan, as previously amended, whereby the Company increased the number of shares of common stock available by 166,667 to a total of 426,667 under the 2018 Plan, as amended. At the 2021 Annual Stockholders Meeting of the Company held on June 10, 2021, stockholders approved an amendment to the 2018 Plan, as previously amended, whereby the Company increased the number of shares of common stock available by 513,333 to a total of 940,000 under the 2018 Plan, as amended. At the 2023 Annual Stockholders Meeting of the Company held on June 14, 2023, stockholders approved an amendment to the 2018 Plan, as previously amended, whereby the Company increased the number of shares of common stock available by 1,030,000 to a total of 1,970,000 under the 2018 Plan, as amended. Prior to the adoption of the 2018 Plan, the Company had maintained the 2007 Stock Incentive Plan (the “2007 Plan”).

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

On July 19, 2022, September 27, 2022, December 13, 2022, March 17, 2023 and June 26, 2023, the Compensation Committee of the Board of Directors approved the grant of (i) inducement stock options (the “Inducement Option Grants”) to purchase a total of 177,000 shares, 8,501 shares, 19,000 shares, 5,230 shares and 5,000 shares of common stock, respectively, and (ii) inducement restricted stock awards (the “Inducement Stock Grants”) totaling 63,000 shares, 2,250 shares, 4,000 shares, 1,100 shares and 1,000 shares of common stock, respectively, to eleven employees. Each award has a grant date of the date of grant. Each Inducement Option Grant has an exercise price per share equal to $1.95, $1.65, $1.40, $1.32, and $1.28 which represents the closing price of the Company’s common stock as reported by Nasdaq on July 19, 2022, September 27, 2022, December 13, 2022, March 17, 2023, and June 26, 2023, respectively. Each Inducement Option Grant vests over three to four years, with one-third or one-fourth vesting on the one-year anniversary of the employee’s first day of employment with the Company and one-third or one-fourth vesting on the second thru fourth anniversaries thereafter, subject to the new employee’s continued service relationship with the Company on each such date. Each Inducement Option Grant has a ten-year term and is subject to the terms and conditions of the applicable stock option agreement. Each of Inducement Stock Grant vested on the one-year anniversary of the employee’s first day of employment with the Company is subject to the new employee’s continued service relationship with the Company through such date and is subject to the terms and conditions of the applicable restricted stock agreement. As of June 30, 2023, there were a total of 214,751 shares of the Company’s common stock subject to outstanding inducement awards.

As of June 30, 2023, there were a total of 1,975,073 shares of the Company’s common stock reserved for issuance under the 2018 Plan, which were comprised of 802,363 shares of the Company’s common stock subject to equity awards previously granted under the 2018 Plan and 2007 Plan and 1,172,710 shares of the Company’s common stock available for future issuance under the 2018 Plan.

A summary of stock option awards and restricted stock grants, inclusive of awards granted under the 2018 Stock Plan and Inducement Option Grants for the six-months ended June 30, 2023 is presented below.

	Stock Options		Restricted Stock Awards		Weighted Average
	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Contractual Terms of Equity Awards (in years)
Equity awards outstanding at January 1, 2023	760,220	$4.55	69,650	$1.92

Equity awards granted	335,000	$1.32	2,100	$1.30

Equity Awards vested and issued	-	-	(200)	4.60

Equity awards terminated	(78,106)	$7.30	(200)	$4.60

Equity awards outstanding at June 30, 2023	1,017,114	$3.33	71,350	$1.89	9.1

Aggregate intrinsic value of outstanding equity awards at June 30, 2023	$-		$-

Equity awards exercisable at June 30, 2023	479,189	$4.70			8.9

Aggregate intrinsic value of equity awards exercisable at June 30, 2023	$-

Total compensation cost related to stock options and restricted stock awards amounted to approximately $0.5 million and $1.5 million for the six-month periods ended June 30, 2023 and 2022, respectively. Of these amounts, $0.1 million and $0.5 million were charged to research and development during the six-month periods ended June 30, 2023 and 2022, respectively, and $0.4 million and $1.0 million were charged to general and administrative expenses during the six-month periods ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, there was $0.7 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a period of 3 to 4 years. The weighted average grant date fair values of the stock options granted were $1.32 and $4.16 during the six-month periods ended June 30, 2023 and 2022, respectively.

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

	For the Six Months Ended June 30,
	2023	2022
Risk-free interest rate	3.72%	1.74%
Expected volatility	107.03 to 113.64%	108.5%
Expected life (in years)	9.0 to 10.0	8.5 to 9.0
Expected dividend yield	0.0%	0.0%

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

Note 14. Warrants

The following is a summary of all warrant activity for the three-month period ended June 30, 2023:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price

Warrants outstanding at December 31, 2022	168,519	$19.78

Warrants expired during the six months ended June 30, 2023	(8,459)	$37.29

Warrants outstanding at June 30, 2023	160,060	$18.86

Aggregate intrinsic value of outstanding warrants at June 30, 2023	$-

Weighted average remaining contractual terms at June 30, 2023	2.7 years

Note 15. Leases

In 2011, the Company executed a lease (the “Lease”) with Brandywine Operating Partnership, L.P. (“Brandywine”), a Delaware limited partnership, for a 10,870 square foot premises located in Lawrenceville, New Jersey, and relocated its offices to Lawrenceville, New Jersey, from Columbia, Maryland. The Lease had an initial term of 66 months. In late 2015, Lenox Drive Office Park LLC assumed the Lease and effective January 9, 2019, the Company amended the current terms of the 1st Lease Amendment to increase the size of the premises by 2,285 square feet to 9,850 square feet and also extended the lease term by one year to September 1, 2023. The monthly rent ranges from approximately $25,035 in the first year to approximately $27,088 in the final year of the 2nd Lease Amendment. In January 2023, the Company renewed Huntsville for a 60-month lease agreement for 11,420 square feet with rent payments of approximately $28,550 to $30,903.

The following is a table of the lease payments and maturity of the Company’s operating lease liabilities as of June 30, 2023:

2023	$225,474
2024	348,881
2025	355,859
2026	362,976
Thereafter	401,139
Subtotal future lease payments	1,694,329
Less imputed interest	(333,408)
Total lease liabilities	$1,360,921

Weighted average remaining life	4.44

Weighted average discount rate	9.98%

For the three-month and six-month periods ended June 30, 2023, operating lease expense was $165,446 and $324,722, respectively, and cash paid for operating leases included in operating cash flows was $173,753 and $340,457, respectively.

For the three-month and six-month periods ended June 30, 2022, operating lease expense was $146,936 and $293,872, respectively, and cash paid for operating leases included in operating cash flows was $150,374 and $299,947, respectively.

Note 16. Technology Development and Licensing Agreements

On May 7, 2012, the Company entered into a long-term commercial supply agreement with Zhejiang Hisun Pharmaceutical Co. Ltd. (“Hisun”) for the production of ThermoDox® in the China territory. In accordance with the terms of the agreement, Hisun will be responsible for providing all of the technical and regulatory support services, including the costs of all technical transfer, registration and bioequivalence studies, technical transfer costs, Imunon consultative support costs and the purchase of any necessary equipment and additional facility costs necessary to support capacity requirements for the manufacture of ThermoDox®. Imunon will repay Hisun for the aggregate amount of these development costs and fees commencing on the successful completion of three registration batches of ThermoDox®. Hisun is also obligated to meet certain performance requirements under the agreement. The agreement will initially be limited to a percentage of the production requirements of ThermoDox® in the China territory with Hisun retaining an option for additional global supply after local regulatory approval in the China territory. In addition, Hisun will collaborate with Imunon around the regulatory approval activities for ThermoDox® with the China State Food and Drug Administration.

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

In August 2021, a complaint regarding a corporate books and records demand was filed against the Company in the Court of Chancery of the State of Delaware, captioned Pacheco v. Celsion Corporation, Case No. 2021-0705. The plaintiff alleged he was entitled to inspect the Company’s books and records concerning the OPTIMA Study and other materials. On May 31, 2023, the Court of Chancery entered the parties’ stipulation dismissing the case without prejudice.

In October 2021, an arbitration was commenced against the Company before the CPR Institute for Conflict Prevention & Resolution, captioned Curia New Mexico, LLC v. Celsion Corp., Case No. G-22-85-S. The claimant alleged that the Company failed to pay invoices for the manufacture of two batches of ThermoDox®. On April 19, 2023, the arbitral tribunal issued an interim award, upholding claimant’s claim with respect to one of the two batches of ThermoDox® for an aggregate amount of approximately $583,500 including interest and legal fees which was paid in second quarter 2023 and the arbitrators denied their claim with respect to the other batch of ThermoDox®.

Note 18. Related Party Transaction

On November 16, 2022, the Company entered into a Convertible Note Purchase Agreement with Transomic Technologies, Inc. (“Transomic”) whereby the Company purchased $375,000 of convertible notes secured by certain assets held by Transomic and warrants. The Notes, which are included in prepaid expense and other current assets, bear interest at 5% per annum, with interest and principal due on December 31, 2026. The notes are classified as available for sale. The warrants are exercisable upon closing and expire 36 months from the date of issuance or November 22, 2025. As a result of Mr. Tardugno’s appointment to the Board of Transomic, the Company is disclosing the notes receivable as a related party transaction.

Note 19. Subsequent Events

The Company has evaluated its subsequent events from June 30, 2023, through the date these condensed consolidated financial statements were issued.

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

Imunon, Inc. (“Imunon” and the “Company”) is a fully integrated, clinical stage biotechnology company focused on advancing a portfolio of innovative treatments that harness the body’s natural mechanisms to generate safe, effective, and durable responses across a broad array of human diseases, constituting a differentiating approach from conventional therapies. Imunon is developing its non-viral DNA technology across 4 modalities, The first modality, Theraplas®, is developed for the coding of proteins and cytokines in the treatment of solid tumors where an immunological approach is deemed promising. The second modality, PlaCCine® is developed for the coding of viral antigens that can elicit a strong immunological response. This technology may represent a promising platform for the development of vaccines against infectious diseases. Out third modality, Fixplas®, is for the application of our DNA technology to produce universal cancer vaccines also called tumor associated antigen cancer vaccines. Finally, our fourth modality, which is still in the discovery phase, Indiplas®, will focus on the development of personalized cancer vaccines, or neoepitope cancer vaccines. The Company’s lead clinical program, IMNN-001, is a DNA-based immunotherapy for the localized treatment of advanced ovarian cancer currently in Phase II development. IMNN-001 works by instructing the body to produce safe and durable levels of powerful cancer fighting molecules, such as interleukin-12 and interferon gamma, at the tumor site. Additionally, the Company is conducting IND enabling pre-clinical studies for the development of a COVID-19 booster vaccine: IMNN-101. The Company has also initiated pre-clinical work to develop a Trp2 tumor associated antigen cancer vaccine in melanoma: IMNN-201 We will continue to leverage these modalities and to advance the technological frontier of plasmid DNA to better serve patients with difficult to treat conditions.

Technology Platform

IMUNON’s technology platform is optimized for the delivery of DNA and mRNA therapeutics via synthetic non-viral carriers and is capable of providing cell transfection for double-stranded DNA plasmids and large therapeutic RNA segments such as mRNA. There are two components to the system, a backbone with plasmid DNA or mRNA payload encoding therapeutic proteins, or pathogen antigens or tumor associated antigens or cancer neoantigens and a delivery system. The delivery system is designed to protect the DNA/mRNA from degradation and promote trafficking into cells and through intracellular compartments. We designed the delivery system by chemically modifying the low molecular weight polymer to improve its gene transfer activity without increasing toxicity. We believe that our non-viral DNA technology may be a viable alternative to current approaches to gene delivery due to several distinguishing characteristics, including enhanced molecular versatility that allows for complex modifications to potentially improve activity and safety.

The biocompatibility of these polymers reduces the risk of adverse immune response, thus allowing for repeated administration. Compared to naked DNA or cationic lipids, our delivery systems are generally safer, more efficient, and cost effective. We believe that these advantages place Imunon in a position to capitalize on this technology platform.

THERAPLAS MODALITY: IMNN-001 DEVELOPMENT PROGRAM

Ovarian Cancer Overview

Ovarian cancer is the most lethal of gynecological malignancies among women with an overall five-year survival rate of 45%. This poor outcome is due in part to the lack of effective prevention and early detection strategies. There were approximately 20,000 new cases of ovarian cancer in the U.S. in 2021 with an estimated 13,000 deaths. Mortality rates for ovarian cancer declined very little in the last forty years due to the unavailability of detection tests and improved treatments. Most women with ovarian cancer are not diagnosed until Stages III or IV, when the disease has spread outside the pelvis to the abdomen and areas beyond causing swelling and pain. The five-year survival rates for Stages III and IV are 39 percent and 17 percent, respectively. Firstline chemotherapy regimens are typically platinum-based combination therapies. Although this first line of treatment has an approximate 80 percent response rate, 55 to 75 percent of women will develop recurrent ovarian cancer within two years and ultimately will not respond to platinum therapy. Patients whose cancer recurs or progresses after initially responding to surgery and first-line chemotherapy have been divided into one of the two groups based on the time from completion of platinum therapy to disease recurrence or progression. This time period is referred to as platinum-free interval. The platinum-sensitive group has a platinum-free interval of longer than six months. This group generally responds to additional treatment with platinum-based therapies. The platinum-resistant group has a platinum-free interval of shorter than six months and is resistant to additional platinum-based treatments. Pegylated liposomal doxorubicin, topotecan, and Avastin are the only approved second-line therapies for platinum-resistant ovarian cancer. The overall response rate for these therapies is 10 to 20 percent with median overall survival (“OS”) of eleven to twelve months. Additionally, 10% to 15% of ovarian cancer cases nationwide are a result of germline or somatic BRCA mutations. With cognizance of tumor genetics, practice has shifted to include targeted agents in ovarian cancer treatment.

PARP enzymes are responsible for detecting and repairing single-stranded and double-stranded DNA breaks during cell replication. BRCA1/2 mutations hinder the homologous recombination repair pathway, and tumor cells utilize PARP enzymes to repair DNA. For this reason, these tumors are particularly sensitive to the mechanism of PARP inhibitors. PARP inhibitors have expanded treatment options in ovarian cancer, but few treatment options are left for women who are not eligible to receive PARP inhibitors.

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

In April 2023, the Company presented a poster at the American Association for Cancer Research Annual Meeting Demonstrating Preclinical Immune Response of IMNN-001. The findings from a mouse model of peritoneally disseminated ovarian cancer suggest biweekly dosing regimen for further evaluation in human clinical studies. This research in mice will underpin the dosing frequency being investigated in our upcoming Phase 1/2 combination study with IMNN-001 and bevacizumab following neoadjuvant chemotherapy in advanced ovarian cancer

IMNN-001 in Combination with bevacizumab. In February 2023, the Company and Break Through Cancer, a public foundation dedicated to supporting translational research in the most difficult-to-treat cancers that partners with top cancer research centers, announced the commencement of patient enrollment in a collaboration to evaluate IMNN-001 in combination with Avastin® (bevacizumab) in patients with advanced ovarian cancer in the frontline, neoadjuvant clinical setting.

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

PLACCINE DNA VACCINE MODALITY: IMNN-101

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

Imunon’s PLACCINE DNA vaccine technology modality is characterized by a single mono-cistronic or multi-cistronic DNA plasmid vector expressing single or multiple pathogen antigens delivered with a synthetic delivery system. We believe it is adaptable to creating vaccines for a multitude of pathogens, including emerging pathogens leading to pandemics as well as infectious diseases that have yet to be effectively addressed with current vaccine technologies. This flexible vaccine platform is well supported by an established supply chain to produce any plasmid vector and its assembly into a respective vaccine formulation.

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

On September 2, 2021, the Company announced results from preclinical in vivo studies showing production of antibodies and cytotoxic T-cell response specific to the spike antigen of SARS-CoV-2 when immunizing BALB/c mice with the Company’s next-generation PLACCINE DNA vaccine platform. Moreover, the antibodies to SARS-CoV-2 spike antigen prevented the infection of cultured cells in a viral neutralization assay. The production of antibodies predicts the ability of PLACCINE to protect against SARS-CoV-2 exposure, and the elicitation of cytotoxic T-cell response shows the vaccine’s potential to eradicate cells infected with SARS-CoV-2. These findings demonstrate the potential immunogenicity of Imunon’s PLACCINE DNA vaccine, which is intended to provide broad-spectrum protection and resistance against variants by incorporating multiple viral antigens, to improve vaccine stability at storage temperatures of 4°C and above, and to facilitate cheaper and easier manufacturing.

On January 31, 2022, the Company announced it had engaged BIOQUAL, Inc., a preclinical testing contract research organization, to conduct a nonhuman primate (NHP) challenge study with Imunon’s DNA-based approach for a SARS-CoV-2 vaccine. The NHP pilot study follows the generation of encouraging mouse data and will evaluate the Company’s lead vaccine formulations for safety, immunogenicity and protection against SARS-CoV-2. In completed preclinical studies, Imunon demonstrated safe and efficient immune responses including IgG response, neutralizing antibodies and T-cell responses that parallel the activity of commercial vaccines following intramuscular (IM) administration of novel vaccine compositions expressing a single viral antigen. In addition, vector development has shown promise of neutralizing activity against a range of SARS-CoV-2 variants. Imunon’s DNA-based vaccines have been based on a simple intramuscular injection that does not require viral encapsulation or special equipment for administration.

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

In March 2023, the Company announced final results from the non-human primate study involving three vaccine-treated non-human primates. The final data are consistent with the earlier data and show excellent immunological response and viral clearance. More specifically, in this NHP study, we examined PLACCINE activity against a more advanced SARS-CoV-2 variants and at a DNA dose that was not previously tested in NHP and demonstrated robust IgG responses, neutralizing antibody responses and complete clearance of virus following the challenge as seen in the previous study.

In a recent mouse study, a single dose of PLACCINE vaccine without a booster dose produced longer duration of IgG responses and higher T-cell activation than an mRNA vaccine. A 12-month PLACCINE stability study has now completed 9 months demonstrating continued drug stability at 4° C (standard refrigerated temperature).

In March 2023, these compelling data were presented at the Vaccine Technology Summit 2023 in Boston. All the generated data to date were presented. They showed: robust immunogenicity and protection in SARS-CoV-2 models, durable cellular or humoral responses detectable for more than 12 months, comparable protection activity to a commercial mRNA vaccine in a booster-dose comparison and superior immune quality versus the mRNA vaccine in a single-dose comparison.

In March 2023, the Company filed with the U.S. Food and Drug Administration (FDA) a pre-IND package in advance of beginning human testing of a SARS-CoV-2 seasonal booster vaccine. In July 2023, The FDA confirmed in a written response our plug and play strategy agreeing that a platform approach to pre-clinical toxicology testing with reference to updated SARS -CoV-2 genes that align with current variant of concern may be used without additional need for toxicology studies. This confirms the flexibility and versatility of our platform which allows for the rapid production and development of any vaccine by simply changing the antigen coding cassette. During 2023, the Company intends to choose the next pathogen target for our PLACCINE modality. Incremental investments to generate novel vaccine designs with optimized antigens will allow Imunon to quickly generate early clinical data against additional pathogen targets that position the company to partner with large vaccine companies who will fund remaining clinical development.

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

●	In August 2018, the Company announced that the OPTIMA Study was fully enrolled.

●	On August 5, 2019, the Company announced that the prescribed number of OS events had been reached for the first prespecified interim analysis of the OPTIMA Phase III Study. Following preparation of the data, the first interim analysis was conducted by the DMC. The DMC’s pre-planned interim efficacy review followed 128 patient events, or deaths, which occurred in August 2019.

●	On November 4, 2019, the Company announced that the DMC unanimously recommended the OPTIMA Study continue according to protocol. The recommendation was based on a review of blinded safety and data integrity from 556 patients enrolled in the OPTIMA Study. Data presented demonstrated that PFS and OS data appeared to be tracking with patient data observed at a similar point in the Company’s subgroup of patients followed prospectively in the earlier Phase III HEAT Study, upon which the OPTIMA Study was based.

●	On April 15, 2020, the Company announced that the prescribed minimum number of events of 158 patient deaths had been reached for the second pre-specified interim analysis of the OPTIMA Phase III Study. The hazard ratio for success at 158 deaths is 0.70, which represents a 30% reduction in the risk of death compared with RFA alone.

●	On July 13, 2020, the Company announced that it has received a recommendation from the DMC to consider stopping the global OPTIMA Study. The recommendation was made following the second pre-planned interim safety and efficacy analysis by the DMC on July 9, 2020. The DMC analysis found that the prespecified boundary for stopping the trial for futility of 0.900 was crossed with an actual value of 0.903. However, the 2-sided p-value of 0.524 for this analysis provided uncertainty, subsequently, the DMC left the final decision of whether or not to stop the OPTIMA Study to the Company. There were no safety concerns noted during the interim analysis. The Company followed the advice of the DMC and considered its options either to stop the study or continue to follow patients after a thorough review of the data, and an evaluation of our probability of success. On August 4, 2020, the Company announced it would continue following patients for OS, noting that the unexpected and marginally crossed futility boundary, suggested by the Kaplan-Meier analysis at the second interim analysis on July 9, 2020, may be associated with a data maturity issue.

●	On October 12, 2020, the Company provided an update on the ongoing data analysis from its Phase III OPTIMA Study with ThermoDox® as well as growing interest among clinical investigators in conducting studies with ThermoDox® as a monotherapy or in combination with other therapies.

●	On February 11, 2021, the Company provided a final update on the Phase III OPTIMA Study and the decision to stop following patients in the Study. Independent analyses conducted by a global biometrics contract research organization and the NIH, did not find any evidence of significance or factors that would justify continuing to follow patients for OS. Therefore, the Company notified all clinical sites to discontinue following patients. The OPTIMA Study database of 556 patients has been frozen at 185 patient deaths. While the analyses did identify certain patient subgroups that appear to have had a clinical benefit, the Company concluded that it would not be in its best interest to pursue these retrospective findings as the regulatory hurdles supporting further discussion will be significant.

The Company continues to work with the NIH and other supporting investigations by others to evaluate the use of Thermodox® for the treatment of various cancers. The NIH is pursuing their interest in a study of Thermodox® to treat patients with bladder cancer. The Company plans to support these investigator sponsored studies in manner that will not interfere with its current focus on our IMNN-001 program and vaccine developmental iniatives.

Business Plan

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s drug candidates, and applications and submissions to the U.S. Food and Drug Administration. The Company has not generated significant revenue and has incurred significant net losses in each year since our inception. As of June 30, 2023, the Company has incurred approximately $380 million of cumulative net losses and had approximately $24.1 million in cash and cash equivalents, short-term investments, and interest receivable. We have substantial future capital requirements to continue our research and development activities and advance our drug candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

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

In March 2020, the World Health Organization declared COVID-19, to be a Global pandemic and recommended containment and mitigation measures worldwide. The Company’s operations have not been materially affected by the COVID-19 outbreak, if not for delayed inclusions of patients in the OVATION 2 studies. The recruitment of the trial was fully completed in September 2022. The global COVID-19 pandemic continues to evolve. As a result of the COVID-19 pandemic, we have faced and may continue to face delays in meeting our anticipated timelines for our ongoing and planned clinical trials.

The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the U.S. and worldwide resulting from the COVID-19 pandemic and the Russian invasion of Ukraine.. The Company continues to monitor its operating activities in light of these events, and it is possible that these events could result in a variety of risks to the business. The specific impact, if any, is not readily determinable as of the date of the Financial Statements.

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

With $24.1 million in cash and cash equivalents, short-term investments, and interest receivable, coupled with approximately $1.8 million of future planned sales of the Company’s State of New Jersey net operating losses, the Company believes it has sufficient capital resources to fund its operations for twelve months from the issuance of these financial statements.

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

Financing Overview

Equity, Debt and Other Forms of Financing

During 2022 and 2023 through the date of this Quarterly Report filed on Form 10-Q, we issued a total of 3.5 million shares of common stock as discussed below for approximately $9.4 million in net proceeds.

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

In connection with the April 2022 Offering, the Company entered into a placement agent agreement with A.G.P./Alliance Global Partners (the “April 2022 Placement Agent”) pursuant to which the Company agreed to pay the April 2022 Placement Agent a cash fee equal to 6.5% of the aggregate gross proceeds raised from the sale of the securities sold in the April 2022 Offering and reimburse the April 2022 Placement Agent for certain of their expenses in an amount not to exceed $50,000. The Company sold 1,328,274 shares for net proceeds of $6.2 million

●	On May 25, 2022, the Company entered into an At the Market Offering Agreement (the “Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to which the Company may offer and sell, from time to time, through Wainwright, shares of the Company’s common stock having an aggregate offering price of up to $7,500,000. The Company intends to use the net proceeds from the offering, if any, for general corporate purposes, including research and development activities, capital expenditures and working capital. In 2022, the Company sold 336,075 shares of common stock for net proceeds of $0.5 million. During the first six months of 2023, the Company sold 1,815,584 shares of common stock for net proceeds of $2.7 million.

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

FINANCIAL REVIEW FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

Results of Operations

For the three months ended June 30, 2023 our net loss was $5.6 million compared to a net loss of $6.0 million for the same three-month period of 2022.

With $24.1 million in cash and cash equivalents, short-term investments, and interest receivable, coupled with approximately $1.8 million of future planned sales of the Company’s State of New Jersey net operating losses, the Company believes it has sufficient capital resources to fund its operations for twelve months from the issuance of the financial statements included in this Quarterly Report on Form 10-Q.

	For the Three Months Ended June 30,
	(In thousands)		Change Increase (Decrease)
	2023	2022
Licensing Revenue:	$-	$125	$(125)	(100.0)%

Operating Expenses:
Clinical Research
OVATION	308	374	(66)	(17.6)%
OPTIMA	-	468	(468)	(100.0)%
Other Clinical and regulatory	417	662	(245)	(37.0)%
Subtotal	725	1,504	(779)	(51.8)%
Non-Clinical R&D and CMC
OVATION	421	872	(451)	(51.7)%
PlaCCine Vaccine	1,264	582	682	117.2%
Manufacturing (CMC)	724	268	456	170.1%
Subtotal	2,409	1,722	687	39.9%
Research and development expenses	3,134	3,226	(92)	(2.9)%
General and administrative expenses	2,340	2,877	(537)	(18.7)%
Total operating expenses	5,474	6,103	(629)	(10.3)%
Loss from operations	$(5,474)	$(5,978)	$(504)	(8.4)%

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten-year term of the agreement; therefore, we recorded deferred revenue of $125,000 in the three months ended June 30, 2022. As of December 31, 2022, this contract has been fully amortized and recognized as revenue.

Research and Development Expenses

Research and development (“R&D”) expenses were $3.1 million in the second quarter of 2023 compared to $3.2 million in same period of 2022. Costs associated with the OVATION Study were $0.3 million in the second quarter of 2023 compared to $0.4 million in the same period of 2022. Costs associated with the OPTIMA Study were insignificant in the second quarter of 2023 compared to $0.5 million in the same period of 2022. Other clinical and regulatory costs were $0.4 million the second quarter of 2023 compared to $0.8 million in the same period of 2022. R&D costs associated with the development of IMNN-001 to support the OVATION 2 Study were $0.4 million in the second quarter 2023 a decrease from $0.9 million in same period of 2022. The development of the PLACCINE DNA vaccine technology platform increased to $1.3 million in the second quarter of 2023 compared to $0.6 million in the same period of 2022. CMC costs increased to $0.7 million in the second quarter of 2023 compared to $0.3 million in the same period of 2022.

General and Administrative Expenses

General and administrative expenses were $2.3 million in the first quarter of 2023 compared to $2.9 million in the same period of 2022. The decrease was primarily attributable to lower non-cash stock compensation expenses offset by higher professional fees including legal fees to defend various lawsuits filed after the announcement in July 2020 of the OPTIMA Phase 3 study results, higher compensation expenses related to the CEO succession plan announced in July 2022 and higher staffing costs.

Other non-operating expense was $84,580 in the second quarter of 2023 compared to other non-operating expense of $64,666 in the comparable prior year period. The Company incurred debt extinguishment expense on its loan facility with Silicon Valley Bank in the second quarter of 2023 of $0.3 million. Investment income from the Company’s short-term investments increased by $0.2 million for the second quarter of 2023 compared with the prior year period in 2022 due to higher returns on these investments.

Impairment of IPR&D Liability

Due to the continuing deterioration of public capital markets in the biotech industry and its impact on market capitalization rates in this sector, IPR&D related to the ovarian cancer indication was reviewed for impairment during the second quarter of 2022. Based on the Company’s analysis of the IPR&D, the Company has concluded that it is not more than likely that the asset had been impaired as of June 30, 2022. As such, no impairment charges for IPR&D related to the ovarian cancer indication were recorded during the first quarter of 2022. As of December 31, 2022, the Company wrote off the $13.4 million carrying value of this asset, thereby recognizing a non-cash charge of $13.4 million in the fourth quarter of 2022. The fair value of the IPR&D is zero at June 30, 2023.

Change in Earn-out Milestone Liability

As of June 30, 2022 the Company fair-valued the earn-out milestone liability at $5.4 million with no change recorded to the fair value of the earn-out milestone during the second quarter of 2022. At December 31, 2022, the Company wrote off the earn-out milestone liability as a result of the requirements not being achieved.

FINANCIAL REVIEW FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

Results of Operations

For the six months ended June 30, 2023 our net loss was $11.2 million compared to a net loss of $16.5 million for the same six-month period of 2022.

With $24.1 million in cash and cash equivalents, short-term investments, and interest receivable, coupled with approximately $1.8 million of future planned sales of the Company’s State of New Jersey net operating losses, the Company believes it has sufficient capital resources to fund its operations for twelve months from the issuance of the financial statements included in this Quarterly Report of Form 10-Q.

	For the Six Months Ended June 30,
	(In thousands)		Change Increase (Decrease)
	2023	2022
Licensing Revenue:	$-	$250	$(250)	(100.0)%

Operating Expenses:
Clinical Research
OVATION	592	784	(192)	(24.5)%
OPTIMA	-	529	(529)	(100.0)%
Other Clinical and regulatory	747	1,513	(766)	(50.6)%
Subtotal	1,339	2,826	(1,487)	(52.6)%
Non-Clinical R&D and CMC
OVATION	759	1,760	(1,001)	(56.8)%
PlaCCine Vaccine	2,281	1,173	1,108	94.5%
Manufacturing (CMC)	1,375	563	812	144.2%
Subtotal	4,415	3,496	919	26.3%
Research and development expenses	5,754	6,322	(568)	(9.0)%
General and administrative expenses	5,405	5,748	(343)	(6.0)%
Total operating expenses	11,159	12,070	(911)	(7.6)%
Loss from operations	$(11,159)	$(11,820)	$(661)	(5.6)%

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten-year term of the agreement; therefore, we recorded deferred revenue of $250,000 in the six months ended June 30, 2022. As of December 31, 2022, this contract has been fully amortized and recognized as revenue.

Research and Development Expenses

Research and development (“R&D”) expenses were $5.8 million in the first half of 2023 compared to $6.3 million in same period of 2022. Costs associated with the OVATION 2 Study were $0.6 million in the first half of 2023 compared to $0.8 million in the same period of 2022. Costs associated with the OPTIMA Study were insignificant in the first half of 2023 compared to $0.5 million in the same period of 2022. Other clinical and regulatory costs were $0.8 million the first half of 2023 compared to $1.5 million in the same period of 2022. R&D costs associated with the development of IMNN-001 to support the OVATION 2 Study were $0.8 million in the first half of 2023 a decrease from $1.7 million in same period of 2022. The development of the PLACCINE DNA vaccine technology platform increased to $2.3 million in the first half of 2023 compared to $1.2 million in the same period of 2022. CMC costs increased to $1.4 million in the first half of 2023 compared to $0.6 million in the same period of 2022.

General and Administrative Expenses

General and administrative expenses were $5.4 million in the first half of 2023 compared to $5.7 million in the same period of 2022. The decrease was primarily attributable to lower non-cash stock compensation expenses offset by higher professional fees including legal fees to defend various lawsuits filed after the announcement in July 2020 of the OPTIMA Phase 3 study results, higher compensation expenses related to the CEO succession plan announced in July 2022 and higher staffing costs.

Other non-operating income was $8,505 in the first half of 2023 compared to other non-operating expenses of $4.7 million in the comparable prior year period. In the first quarter of 2022, the Company incurred a one-time payment of $4.5 million in interest and offering expenses resulting from the sale and subsequent redemption of $30.0 million of convertible redeemable preferred stock. The Company incurred higher interest expense on its loan facility with Silicon Valley Bank in the first quarter of 2023 due to raising interest rates. Investment income from the Company’s short-term investments increased by $0.5 million for the first half of 2023 compared with the prior year period in 2022 due to higher returns on these investments.

Impairment of IPR&D Liability

Due to the continuing deterioration of public capital markets in the biotech industry and its impact on market capitalization rates in this sector, IPR&D related to the ovarian cancer indication was reviewed for impairment during the second quarter of 2022. Based on the Company’s analysis of the IPR&D, the Company has concluded that it is not more than likely that the asset had been impaired as of June 30, 2022. As such, no impairment charges for IPR&D related to the ovarian cancer indication were recorded during the first half of 2022. As of December 31, 2022, the Company wrote off the $13.4 million carrying value of this asset, thereby recognizing a non-cash charge of $13.4 million in the fourth quarter of 2022. The company fair value of the IPR&D is zero at June 30, 2023.

Change in Earn-out Milestone Liability

As of June 30, 2022 the Company fair-valued the earn-out milestone liability at $5.4 million with no change recorded to the fair value of the earn-out milestone during the first half of 2022. At December 31, 2022, the Company wrote off the earn-out milestone liability as a result of the requirements not being achieved.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Since inception we have incurred significant losses and negative cash flows from operations. We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities, the sale of the Company’s NOLs, amounts received under our product licensing agreement with Yakult and our technology development agreement with Hisun. The process of developing IMNN-001 and other drug candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts. We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future. Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $380 million at June 30, 2023.

At June 30, 2023, we had total current assets of $26.7 million and current liabilities of $6.1 million, resulting in net working capital of $20.6 million. At June 30, 2023, we had cash and cash equivalents, short-term investments, interest receivable on short-term investments, net proceeds on the sale of net operating losses and money market investments of $24.1 million. At December 31, 2022, we had total current assets of $37.2 million and current liabilities of $10.0 million, resulting in net working capital of $27.2 million. We have substantial future capital requirements to continue our research and development activities and advance our drug candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

Net cash used in operating activities for the first six months of 2023 was $10.8 million. Net cash provided by investing activities was $3.6 million during the first six months of 2023. Cash used by financing activities during the first six months of 2023 totaled $3.7 million due to the early repayment of the SVB loan (see Note 10). At June 30, 2023, we had cash and cash equivalents, short-term investments, interest receivable on short term investments, net proceeds on the sale of net operating losses and money market investments of $24.1 million. The Company believes it has sufficient capital resources to fund its operations for twelve months from the issuance of the financial statements included in this Quarterly Report on Form 10-Q. See Financing Overview.

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

Item 4. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2023, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the SEC.

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

In August 2021, a complaint regarding a corporate books and records demand was filed against the Company in the Court of Chancery of the State of Delaware, captioned Pacheco v. Celsion Corporation, Case No. 2021-0705. The plaintiff alleged he was entitled to inspect the Company’s books and records concerning the OPTIMA Study and other materials. On May 31, 2023, the Court of Chancery entered the parties’ stipulation dismissing the case without prejudice.

In October 2021, an arbitration was commenced against the Company before the CPR Institute for Conflict Prevention & Resolution, captioned Curia New Mexico, LLC v. Celsion Corp., Case No. G-22-85-S. The claimant alleged that the Company failed to pay invoices for the manufacture of two batches of ThermoDox®. On April 19, 2023, the arbitral tribunal issued an interim award, upholding claimant’s claim with respect to one of the two batches of ThermoDox® for an aggregate amount of approximately $583,500 including interest and legal fees which was paid in second quarter 2023 and the arbitrators denied their claim with respect to the other batch of ThermoDox®.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	IMUNON, Inc. 2018 Stock Incentive Plan as amended as of June 14, 2023 incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 15, 2023 (SEC File No. 001-15911).

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders’ Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

+	Filed herewith.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

**	XBRL information is filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 10, 2023	IMUNON, INC.

Registrant

	By:	/s/ Corinne Le Goff
Corinne Le Goff
President and Chief Executive Officer

	By:	/s/ Jeffrey W. Church
Jeffrey W. Church
Executive Vice President and Chief Financial Officer

