Form 10-Q
period 2023-09-30
Imunon, Inc.
filed 2023-11-14
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 9, 2023, the Registrant had 9,399,289 shares of common stock, $0.01 par value per share, outstanding.

IMUNON, INC.

QUARTERLY REPORT ON

FORM 10-Q

i

Cautionary Note Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q, including, without limitation, any projections of earnings, revenue or other financial items, any statements of the plans and objectives of management for future operations (including, but not limited to, pre-clinical development, clinical trials, manufacturing and commercialization), uncertainties and assumptions regarding the potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the U.S. and worldwide resulting from the COVID-19 pandemic, the Russian invasion of Ukraine and the unrest in the Middle East on our business, operations, clinical trials, supply chain, strategy, goals and anticipated timelines, any statements concerning proposed drug candidates, potential therapeutic benefits, or other new products or services, any statements regarding future economic conditions or performance, any changes in the course of research and development activities and in clinical trials, any possible changes in cost and timing of development and testing, capital structure, financial condition, working capital needs and other financial items, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business, and operations, we cannot guarantee that actual results will not differ materially from our expectations.

Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the inherent uncertainty in the drug development process, our ability to raise additional capital to fund our planned future operations, our ability to obtain or maintain FDA and foreign regulatory approvals for our drug candidates, potential impact of the outbreak, our ability to enroll patients in our clinical trials, risks relating to third parties conduct of our clinical trials, risks relating to government, private health insurers and other third-party payers coverage or reimbursement, risks relating to commercial potential of a drug candidate in development, changes in technologies for the treatment of cancer, impact of development of competitive drug candidates by others, risks relating to intellectual property, volatility in the market price of our common stock, potential inability to maintain compliance with The Nasdaq Marketplace Rules and the impact of adverse capital and credit market conditions. These and other risks, assumptions are described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and in other documents that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. All forward-looking statements speak only as of the date they are made, and we do not intend to update any forward-looking statements, except as required by law or applicable regulations. We operate in a highly competitive, highly regulated, and rapidly changing environment and our business is in a state of evolution. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward-looking statement.

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

ii

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

IMUNON, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,884,199	$11,492,841
Investment in debt securities - available for sale, at fair value	6,492,675	21,254,485
Accrued interest receivable on investment securities	97,103	128,932
Money market investments, restricted cash	-	1,500,000
Advances and deposits on clinical programs and other current assets	2,251,475	2,403,433
Total current assets	21,725,452	36,779,691

Property and equipment (at cost, less accumulated depreciation and amortization)	823,551	548,301

Other assets:
Money market investments, restricted cash	-	4,500,000
Deferred income tax asset	-	1,567,026
Operating lease right-of-use assets, net	1,663,985	155,876
Deposits and other assets	441,440	425,000
Total other assets	2,105,425	6,647,902

Total assets	$24,654,428	$43,975,894

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

(Continued)

	September 30, 2023	December 31, 2022
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$1,826,762	$3,586,623
Other accrued liabilities	3,019,135	4,794,936
Note payable – current portion, net of deferred financing costs	-	1,424,774
Operating lease liabilities - current portion	470,613	230,749
Total current liabilities	5,316,510	10,037,082

Notes payable – non-current portion, net of deferred financing costs	-	4,610,946
Operating lease liabilities - non-current portion	1,266,176	-
Total liabilities	6,582,686	14,648,028

Commitments and contingencies	-	-

Stockholders’ equity:

Preferred stock - $0.01 par value (100,000 shares authorized, and no shares issued or outstanding at September 30, 2023 and December 31, 2022)	-	-

Common stock - $0.01 par value (112,500,000 shares authorized; 9,367,929 and 7,436,219 shares issued at September 30, 2023 and December 31, 2022, respectively; 9,367,907 and 7,436,197 shares outstanding at September 30, 2023 and December 31, 2022, respectively)	93,679	74,362
Additional paid-in capital	401,337,485	397,980,023
Accumulated other comprehensive income	20,435	26,494
Accumulated deficit	(383,294,669)	(368,667,825)
Total stockholders’ equity before treasury stock	18,156,930	29,413,054

Treasury stock, at cost (22 shares at September 30, 2023 and December 31, 2022)	(85,188)	(85,188)
Total stockholders’ equity	18,071,742	29,327,866

Total liabilities and stockholders’ equity	$24,654,428	$43,975,894

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Licensing revenue	$-	$125,000	$-	$375,000

Operating expenses:
Research and development	1,980,693	2,408,680	7,734,897	8,730,395
General and administrative	1,923,375	3,890,886	7,327,906	9,639,419
Total operating expenses	3,904,068	6,299,566	15,062,803	18,369,814

Loss from operations	(3,904,068)	(6,174,566)	(15,062,803)	(17,994,814)

Other income (expense):
Investment income	427,454	153,301	962,197	205,760
Interest expense	-	(127,025)	(197,080)	(4,878,306)
Loss on extinguishment of debt	-	-	(329,158)	-
Other income	-	-	-	1,801
Total other income (expense), net	427,454	26,276	435,959	(4,670,745)

Net loss	$(3,476,614)	$(6,148,290)	$(14,626,844)	$(22,665,559)

Net loss per common share
Basic and diluted	$(0.37)	$(0.87)	$(1.64)	$(3.42)

Weighted average shares outstanding
Basic and diluted	9,376,872	7,098,741	8,926,114	6,621,925

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Other comprehensive loss

Changes in:
Realized gains (losses) on debt securities recognized in investment income, net	$163,170	$10,369	$(26,913)	$34,303
Unrealized (losses) gains on debt securities, net	(304,780)	34,241	20,854	(51,753)

Change in realized and unrealized (losses) gains on available for sale securities, net	(141,610)	44,610	(6,059)	(17,450)

Net loss	(3,476,614)	(6,148,290)	(14,626,844)	(22,665,559)

Total comprehensive loss	$(3,618,224)	$(6,103,680)	$(14,632,903)	$(22,683,009)

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:

Net loss	$(14,626,844)	$(22,665,559)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	176,509	117,371
Amortization of right-of-use assets	402,940	396,181
Recognition of deferred revenue	-	(375,000)
Realized and unrealized losses, net, on investment securities	(6,059)	(17,450)
Stock-based compensation	625,589	1,962,807
Realization of deferred income tax asset	1,567,026	1,383,446
Loss on extinguishment of debt	329,158	-
Amortization of deferred finance charges and debt discount associated with notes payable	55,122	135,572
Net changes in:
Accrued interest receivable on investment securities	31,829	78,349
Advances, deposits, and other current assets	135,517	(273,646)
Accounts payable and accrued liabilities	(3,940,670)	1,168,592
Net cash used in operating activities	(15,249,883)	(18,089,337)

Cash flows from investing activities:
Purchases of investment securities	(3,738,190)	(8,386,300)
Proceeds from sale and maturity of investment securities	18,500,000	27,775,000
Purchases of property and equipment	(451,759)	(222,891)
Net cash provided by investing activities	14,310,051	19,165,809

Cash flows from financing activities:
Proceeds from redeemable convertible preferred stock offering	-	28,500,000
Payment upon redemption of redeemable convertible preferred stock	-	(28,500,000)
Proceeds from sale of common stock equity, net of issuance costs	2,751,190	6,275,346
Payoff of the SVB loan and accrued end-of-term fees	(6,420,000)	-
Net cash (used in) provided by financing activities	(3,668,810)	6,275,346

Net change in cash, cash equivalents and restricted cash	(4,608,642)	7,351,818
Cash, cash equivalents and restricted cash at beginning of period	17,492,841	25,586,272
Cash, cash equivalents and restricted cash at end of period	$12,884,199	$32,938,090

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022

Supplemental disclosures of cash flow information:
Interest paid	$179,542	$4,742,734
Recognition of right of use asset and liability	$1,911,049	$-

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for lease payments	$510,779	$450,721

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accum. Other Compr. Income	Accumulated
	Shares	Amount	Capital	Shares	Amount	(Loss)	Deficit	Total

Balance at July 1, 2023	9,252,003	$92,520	$401,163,818	22	$(85,188)	$162,045	$(379,818,055)	$21,515,140

Net loss	-	-	-	-	-	-	(3,476,614)	(3,476,614)

Sale of equity through equity financing facilities	62,904	629	77,103	-	-	-	-	77,732

Issuance of common stock upon exercise of options	53,000	530	-	-	-	-	-	530

Realized and unrealized gains (losses), net, on investment securities	-	-	-	-	-	(141,610)	-	(141,610)

Stock-based compensation expense	-	-	96,564	-	-	-	-	96,564
Balance at September 30, 2023	9,367,907	$93,679	$401,337,485	22	$(85,188)	$20,435	$(383,294,669)	$18,071,742

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accum. Other Compr. Income	Accumulated
	Shares	Amount	Capital	Shares	Amount	(Loss)	Deficit	Total

Balance at July 1, 2022	7,098,741	$70,988	$396,413,587	22	$(85,188)	$(70,034)	$(349,286,860)	$47,042,493

Net loss	-	-	-	-	-	-	(6,148,290)	(6,148,290)

Fees incurred from registered direct offering	-	-	(64,023)	-	-	-	-	(64,023)

Realized and unrealized gains (losses), net, on investment securities	-	-	-	-	-	44,610	-	44,610

Stock-based compensation expense	-	-	476,285	-	-	-	-	476,285
Balance at September 30, 2022	7,098,741	$70,988	$396,825,849	22	$(85,188)	$(25,424)	$(355,435,150)	$41,351,075

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accum. Other Compr.	Accumulated
	Shares	Amount	Capital	Shares	Amount	(Loss)	Deficit	Total

Balance at January 1, 2023	7,436,219	$74,362	$397,980,023	22	$(85,188)	$26,494	$(368,667,825)	$29,327,866

Net loss	-	-	-	-	-	-	(14,626,844)	(14,626,844)

Sale of equity through equity financing facilities	1,878,488	18,785	2,731,873	-	-	-	-	2,750,658

Issuance of common stock upon exercise of options	53,200	532		-	-	-	-	532

Realized and unrealized gains (losses), net, on investment securities	-	-	-	-	-	(6,059)	-	(6,059)

Stock-based compensation expense	-	-	625,589	-	-	-	-	625,589
Balance at September 30, 2023	9,367,907	$93,679	$401,337,485	22	$(85,188)	$20,435	$(383,294,669)	$18,071,742

	Series A & B Preferred		Common Stock Outstanding		Additional Paid-in	Treasury Stock				Accum. Other Compr. Income	Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount			(Loss)	Deficit	Total

Balance at January 1, 2022	-	$-	5,770,516	$57,705	$388,600,979	22		$(85,188)		$(7,974)	$(332,769,591)	$55,795,931

Net loss	-	-	-	-	-	-		-		-	(22,665,559)	(22,665,559)

Effect of reverse stock split	-	-	(49)	-	-	-		-		-	-	-

Issuance of preferred stock upon financing	100,000	28,500,000	-	-	-	-		-		-	-	-

Redemption of preferred stock	(100,000)	(28,500,000)	-	-	-	-		-		-	-	-

Sale of equity through equity financing facilities, net of costs	-	-	1,328,274	13,283	6,262,063	-		-		-	-	6,275,346

Realized and unrealized gains (losses), net, on investment securities	-	-	-	-	-	-		-		(17,450)	-	(17,450)

Stock-based compensation expense	-	-	-	-	1,962,807	-		-		-	-	1,962,807
Balance at September 30, 2022	-	$-	7,098,741	$70,988	$396,825,849	22	$	(85,188	)	$(25,424)	$(355,435,150)	$41,351,075

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2023

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

Imunon is a fully integrated, clinical-stage biotechnology company focused on advancing a portfolio of innovative treatments that harness the body’s natural mechanisms to generate safe, effective and durable responses across a broad array of human diseases, constituting a differentiating approach from conventional therapies. Imunon is developing its non-viral DNA technology across four modalities. The first modality, TheraPlas®, is developed for the coding of proteins and cytokines in the treatment of solid tumors where an immunological approach is deemed promising. The second modality, PlaCCine®, is developed for the coding of viral antigens that can elicit a strong immunological response. This technology may represent a promising platform for the development of vaccines in infectious diseases. The third modality, FixPlas®, concerns the application of Imunon’s DNA technology to produce universal cancer vaccines, also called tumor associated antigen cancer vaccines. The fourth modality, IndiPlas®, is in the discovery phase and will focus on the development of personalized cancer vaccines, or neoepitope cancer vaccines.

The Company’s lead clinical program, IMNN-001, is a DNA-based immunotherapy for the localized treatment of advanced ovarian cancer currently in Phase 2 development. IMNN-001 works by instructing the body to produce safe and durable levels of powerful cancer-fighting molecules, such as interleukin-12 and interferon gamma, at the tumor site. Additionally, the Company is conducting IND-enabling preclinical studies for the development of a COVID-19 booster vaccine (IMNN-101) and a treatment for the LASSA virus (IMNN-102). The Company has also initiated preclinical work to develop a Trp2 tumor associated antigen cancer vaccine in melanoma (IMNN-201). Imunon will continue to leverage these modalities and to advance the technological frontier of plasmid DNA to better serve patients with difficult-to-treat conditions.

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. During the quarter ended September 30, 2023, there have been no changes to the Company’s accounting policies. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the nine months ended September 30, 2023 and 2022, are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023.

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amount reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Events and conditions arising subsequent to the most recent balance sheet date have been evaluated for their possible impact on the unaudited condensed consolidated financial statements and accompanying notes.

The Company has $19.5 million in cash and cash equivalents, short-term investments, and interest receivable to fund its operations. The Company also has approximately $1.8 million of future planned sales of the Company’s State of New Jersey net operating losses ($1.5 million in 2023 and $0.3 million in 2024). The Company believes it has sufficient capital resources to fund its operations for twelve months from the issuance of these condensed consolidated financial statements.

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

The following table reconciles cash and cash equivalents and restricted cash per the condensed consolidated balance sheets to the condensed consolidated statements of cash flows:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$12,884,199	$11,492,841
Money market investments, restricted cash	-	6,000,000
Total	$12,884,199	$17,492,841

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

The total number of shares of common stock issuable upon exercise of warrants, stock option grants and equity awards was 1,147,960 and 1,346,472 shares for the three-month and nine-month periods ended September 30, 2023 and 2022, respectively. For the three-month and nine-month periods ended September 30, 2023 and 2022, diluted loss per common share was the same as basic loss per common share as the other warrants and equity awards that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive. The Company did not pay any dividends during the three-month and nine-month periods ended September 30, 2023 and 2022.

Note 6. Investment in Debt Securities-Available for Sale

Investments in debt securities available for sale with a fair value of $6,492,675 and $21,254,485 as of September 30, 2023 and December 31, 2022, respectively, consisted of U.S. Treasury securities and corporate debt securities. These investments are valued at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in accumulated other comprehensive income (loss).

A summary of the cost, fair value and maturities of the Company’s short-term investments is as follows:

	September 30, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Short-term investments
U.S. Treasury securities	$2,464,960	$2,498,335	$-	$-
Corporate debt securities	4,007,280	3,994,340	21,227,991	21,254,485
Total	$6,472,240	$6,492,675	$21,227,991	$21,254,485

	September 30, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Short-term investment maturities
Within 3 months	$6,472,240	$6,492,675	$4,005,559	$3,994,590
Between 3 and 12 months	-	-	17,222,432	17,259,895
Total	$6,472,240	$6,492,675	$21,227,991	$21,254,485

The following table shows the Company’s investment in debt securities available for sale gross unrealized gains (losses) and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2023 and December 31, 2022. The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	September 30, 2023		December 31, 2022
Available for sale securities (all unrealized holding gains and losses are less than 12 months at date of measurement)	Fair Value	Unrealized Holding Gains (Losses)	Fair Value	Unrealized Holding Gains (Losses)

Investments in debt securities with unrealized gains	$2,498,335	$33,375	$13,278,505	$43,508
Investments in debt securities with unrealized gains (losses)	3,994,340	(12,940)	7,975,980	(17,014)
Total	$6,492,675	$20,435	$21,254,485	$26,494

Investment income, which includes net realized gains (losses) on sales of available for sale securities and investment income interest and dividends, is summarized as follows:

	For the Three Months Ended September 30,
	2023	2022
Interest and dividends accrued and paid	$264,284	$163,670
Realized gains (losses)	163,170	(10,369)
Investment income, net	$427,454	$153,301

	For the Nine Months Ended September 30,
	2023	2022
Interest and dividends accrued and paid	$935,284	$240,063
Realized gains (losses)	26,913	(34,303)
Investment income, net	$962,197	$205,760

Note 7. Fair Value Measurements

FASB Accounting Standards Codification 820, “Fair Value Measurements and Disclosures,” establishes a three-level hierarchy for fair value measurements which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are as follows:

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

Cash and cash equivalents and accounts payable are reflected in the condensed consolidated balance sheets at their approximate estimated fair values primarily due to their short-term nature. The fair values of securities available for sale are determined by relying on the securities’ relationship to other benchmark quoted securities and classified its investments as Level 2 items in both 2023 and 2022. There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the nine-month period ended September 30, 2023 or during the year ended December 31, 2022. The earnout milestone liability is valued using a risk-adjusted assessment of the probability of payment of each milestone, discounted to present value using an estimated time to achieve the milestone (see Note 13).

Assets and liabilities measured at fair value are summarized below.

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Recurring items as of September 30, 2023
Corporate debt securities and U.S. Treasury obligations, available for sale	$6,492,675	$–	$–	$6,492,675

Recurring items as of December 31, 2022
Corporate debt securities, available for sale	$21,254,485	$–	$–	$21,254,485

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

Note 9. Accrued Liabilities

Other accrued liabilities at September 30, 2023 and December 31, 2022 include the following:

	September 30, 2023	December 31, 2022
Amounts due to contract research organizations and other contractual agreements	$1,556,511	$2,196,711
Accrued payroll and related benefits	1,416,024	2,139,927
Accrued interest	-	37,583
Accrued professional fees	26,600	215,402
Other	20,000	205,313
Total	$3,019,135	$4,794,936

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

The SVB Loan Facility is in the form of money market secured indebtedness bearing interest at a calculated WSJ Prime-based variable rate. A final payment equal to 3% of the total $10 million commitment amount is due upon maturity or prepayment of the SVB Loan Facility. There was no facility commitment fee and no stock or warrants were issued to SVB. Payments under the loan agreement are interest only for the first 24 months after loan closing, followed by a 24-month amortization period of principal and interest through the scheduled maturity date.

In connection with the SVB Loan Facility, the Company incurred financing fees and expenses totaling $243,370 which are recorded and classified as debt discount and are being amortized as interest expense using the effective interest method over the life of the loan. Also, in connection with the SVB Loan Facility, the Company is required to pay an end-of-term fee equal to 3.0% of the original loan amount at time of maturity. Therefore, these amounts totaling $300,000 are being amortized as interest expense using the effective interest method over the life of the loan. During the three-month periods ended September 30, 2023 and 2022, the Company incurred interest expense of $0 and $82,083, respectively, and amortized $0 and $44,942, respectively, as interest expense for debt discounts and end-of-term fee in connection with the SVB Financing Facility. During the nine-month periods ended September 30, 2023 and 2022, the Company incurred interest expense of $141,958 and $191,167, respectively, and amortized $55,122 and $135,572, respectively, as interest expense for debt discounts and end-of-term fee in connection with the SVB Financing Facility.

On April 21, 2023, the Company repaid the outstanding principal balance, an early termination fee and the end-of-term charges in full satisfaction of the SVB Loan Facility. The following is a schedule of the amounts paid to SVB on April 21, 2023:

Principal balance at April 21, 2023	$6,000,000
Early termination fee	120,000
End-of-term charges	300,000
Total	$6,420,000

During the nine months ended September 30, 2023, the Company recorded a loss of $329,158 on the early termination of the SVB Loan Facility which represented the early termination fee and the end of the term fees, net of previously amortized interest expense totaling $334,212 on the date of its payoff.

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

At the Market Offering Agreement

On May 25, 2022, the Company entered into an At the Market Offering Agreement (the “Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to which the Company may offer and sell, from time to time, through Wainwright, shares of the Company’s common stock having an aggregate offering price of up to $7,500,000. The Company intends to use the net proceeds from the offering, if any, for general corporate purposes, including research and development activities, capital expenditures and working capital. In 2022, the Company sold 336,075 shares of common stock for net proceeds of $503,798. During the first nine months of 2023, the Company sold 1,878,488 shares of common stock for net proceeds of $2,750,658.

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

On July 19, 2022, September 27, 2022, December 13, 2022, March 17, 2023 and June 26, 2023, the Compensation Committee of the Board of Directors approved the grant of (i) inducement stock options (the “Inducement Option Grants”) to purchase a total of 177,000 shares, 8,501 shares, 19,000 shares, 5,230 shares and 5,000 shares of common stock, respectively, and (ii) inducement restricted stock awards (the “Inducement Stock Grants”) totaling 63,000 shares, 2,250 shares, 4,000 shares, 1,100 shares and 1,000 shares of common stock, respectively, to eleven employees. Each Inducement Option Grant has an exercise price per share equal to $1.95, $1.65, $1.40, $1.32, and $1.28 which represents the closing price of the Company’s common stock as reported by Nasdaq on July 19, 2022, September 27, 2022, December 13, 2022, March 17, 2023, and June 26, 2023, respectively. Each Inducement Option Grant vests over three to four years, with one-third or one-fourth vesting on the one-year anniversary of the employee’s first day of employment with the Company and one-third or one-fourth vesting on the second thru fourth anniversaries thereafter, subject to the new employee’s continued service relationship with the Company on each such date. Each Inducement Option Grant has a ten-year term and is subject to the terms and conditions of the applicable stock option agreement. Each of Inducement Stock Grant vested on the one-year anniversary of the employee’s first day of employment with the Company is subject to the new employee’s continued service relationship with the Company through such date and is subject to the terms and conditions of the applicable restricted stock agreement. As of September 30, 2023, there were a total of 214,751 shares of the Company’s common stock subject to outstanding inducement awards.

As of September 30, 2023, there were a total of 1,975,073 shares of the Company’s common stock reserved for issuance under the 2018 Plan, which were comprised of 802,363 shares of the Company’s common stock subject to equity awards previously granted under the 2018 Plan and 2007 Plan and 1,172,710 shares of the Company’s common stock available for future issuance under the 2018 Plan.

A summary of stock option awards and restricted stock grants, inclusive of awards granted under the 2018 Stock Plan and Inducement Option Grants for the nine months ended September 30, 2023 is presented below.

	Stock Options		Restricted Stock Awards		Weighted Average
	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Contractual Terms of Equity Awards (in years)
Equity awards outstanding at January 1, 2023	760,220	$4.55	69,650	$1.92

Equity awards granted	335,000	$1.32	2,100	$1.30

Equity awards vested and issued	-	-	(53,200)	1.96

Equity awards terminated	(125,672)	$8.99	(200)	$4.60

Equity awards outstanding at September 30, 2023	969,548	$2.86	18,350	$1.70	8.9

Aggregate intrinsic value of outstanding equity awards at September 30, 2023	$-		$-

Equity awards exercisable at September 30, 2023	400,879	$4.03			8.7

Aggregate intrinsic value of equity awards exercisable at September 30, 2023	$-

Total compensation cost related to stock options and restricted stock awards amounted to approximately $0.6 million and $2.0 million for the nine-month periods ended September 30, 2023 and 2022, respectively. Of these amounts, $0.2 million and $0.7 million were charged to research and development during the nine-month periods ended September 30, 2023 and 2022, respectively, and $0.4 million and $1.3 million were charged to general and administrative expenses during the nine-month periods ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, there was $0.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a period of 3 to 4 years. The weighted average grant date fair values of the stock options granted were $2.03 and $4.16 during the nine-month periods ended September 30, 2023 and 2022, respectively.

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

	For the Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	3.72%	1.74 to 4.14%
Expected volatility	107.03 to 113.64%	107.6 to 113.95%
Expected life (in years)	9.0 to 10.0	7.5 to 9.0
Expected dividend yield	-%	-%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. The risk-free interest rate is derived from values assigned to U.S. Treasury bonds with terms that approximate the expected option lives in effect at the time of grant.

Note 13. Earn-Out Milestone Liability

The total aggregate purchase price for the EGEN Acquisition (see Note 8) included potential future earn-out payments contingent upon achievement of certain milestones. The difference between the aggregate $30.4 million in future earn-out payments and the $13.9 million included in the fair value of the acquisition consideration at June 20, 2014 was based on the Company’s risk-adjusted assessment of each milestone (10% to 67%) and utilizing a discount rate based on the estimated time to achieve the milestone (1.5 to 2.5 years). The earn-out milestone liability is fair valued at the end of each quarter and any change in their value will be recognized in the condensed consolidated financial statements.

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

Note 14. Warrants

The following is a summary of all warrant activity for the nine-month period ended September 30, 2023:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price

Warrants outstanding at December 31, 2022	168,519	$19.78

Warrants expired during the nine months ended September 30, 2023	(8,459)	$37.29

Warrants outstanding at September 30, 2023	160,060	$18.86

Aggregate intrinsic value of outstanding warrants at September 30, 2023	$-

Weighted average remaining contractual terms at September 30, 2023	2.4 years

Note 15. Leases

In August 2023, the Company renewed its Lawrenceville office lease for a 24-month agreement for 9,850 square feet with monthly rent payments of approximately $22,983 to $23,394.

In January 2023, the Company renewed its Huntsville facility lease for a 60-month lease agreement for 11,420 square feet with monthly rent payments of approximately $28,550 to $30,903.

The following is a table of the lease payments and maturity of the Company’s operating lease liabilities as of September 30, 2023:

2023	$154,600
2024	626,323
2025	543,009
2026	362,976
2027	370,236
Thereafter	30,903
Subtotal future lease payments	2,088,047
Less imputed interest	(351,258)
Total lease liabilities	$1,736,789

Weighted average remaining life	3.72

Weighted average discount rate	9.98%

For the three-month and nine-month periods ended September 30, 2023, operating lease expense was $163,201 and $487,923, respectively, and cash paid for operating leases included in operating cash flows was $162,808 and $489,993, respectively.

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

Note 17. Commitments and Contingencies

On October 29, 2020, a putative securities class action was filed against the Company and certain of its officers and directors (the “Spar Individual Defendants”) in the U.S. District Court for the District of New Jersey, captioned Spar v. Celsion Corporation, et al., Case No. 1:20-cv-15228 (“the Spar Action”). The plaintiff alleged that the Company and Individual Defendants made false and misleading statements regarding one of the Company’s drug candidates, ThermoDox®, and brings claims for damages under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all Defendants, and under Section 20(a) of the Exchange Act of 1934 against the Individual Defendants. At this stage of the case neither the likelihood that a loss, if any, will be realized, nor an estimate of possible loss or range of loss, if any, can be determined. On February 6, 2023, the U.S. District Court granted a Motion to Dismiss filed by the Company and Spar Individual Defendants and granted Plaintiff leave to file an amended complaint within 30 days. Plaintiff did not file an amended complaint within the 30-day deadline. In September 2023, the U.S. District Court Issued an Order for Dismissal without prejudice.

In February 2021, a derivative shareholder lawsuit was filed against the Company, as the nominal defendant, and certain of its directors and officers as defendants in the U.S. District Court for the District of New Jersey, captioned Fidler v. Michael H. Tardugno, et al., Case No. 3:21-cv-02662. The plaintiff alleges breach of fiduciary duty and other claims arising out of alleged statements made by certain of the Company’s directors and/or officers regarding ThermoDox®. The Company believes it has meritorious defenses to these claims and intends to vigorously contest this suit. At this stage of the case neither the likelihood that a loss, if any, will be realized, nor an estimate of possible loss or range of loss, if any, can be determined. The U.S. District Court has stayed the action pending an appeal in the Spar Action or until the time to appear has run in the Spar Action without any decision being made.

Note 18. Related Party Transaction

On November 16, 2022, the Company entered into a Convertible Note Purchase Agreement with Transomic Technologies, Inc. (“Transomic”) whereby the Company purchased $375,000 of convertible notes secured by certain assets held by Transomic and warrants. The Notes, which are included in deposits and other assets, bear interest at 5% per annum, with interest and principal due on December 31, 2026. The Notes are classified as available for sale. The warrants are exercisable upon closing and expire 36 months from the date of issuance or November 22, 2025. As a result of Mr. Tardugno’s appointment to the Board of Transomic, the Company is disclosing the notes receivable as a related party transaction.

Note 19. Subsequent Events

The Company has evaluated its subsequent events from September 30, 2023, through the date these condensed consolidated financial statements were issued.

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

Imunon, Inc. (“Imunon” and the “Company”) is a fully integrated, clinical-stage biotechnology company focused on advancing a portfolio of innovative treatments that harness the body’s natural mechanisms to generate safe, effective and durable responses across a broad array of human diseases, constituting a differentiating approach from conventional therapies. Imunon is developing its non-viral DNA technology across four modalities. The first modality, TheraPlas®, is developed for the coding of proteins and cytokines in the treatment of solid tumors where an immunological approach is deemed promising. The second modality, PlaCCine®, is developed for the coding of viral antigens that can elicit a strong immunological response. This technology may represent a promising platform for the development of vaccines in infectious diseases. The third modality, FixPlas®, concerns the application of our DNA technology to produce universal cancer vaccines, also called tumor associated antigen cancer vaccines. The fourth modality, IndiPlas®, is in the discovery phase and will focus on the development of personalized cancer vaccines, or neoepitope cancer vaccines.

The Company’s lead clinical program, IMNN-001, is a DNA-based immunotherapy for the localized treatment of advanced ovarian cancer currently in Phase 2 development. IMNN-001 works by instructing the body to produce safe and durable levels of powerful cancer-fighting molecules, such as interleukin-12 and interferon gamma, at the tumor site. Additionally, the Company is conducting IND-enabling preclinical studies for the development of a COVID-19 booster vaccine (IMNN-101) and a treatment for the LASSA virus (IMNN-102). The Company has also initiated preclinical work to develop a Trp2 tumor associated antigen cancer vaccine in melanoma (IMNN-201). We will continue to leverage these modalities and to advance the technological frontier of plasmid DNA to better serve patients with difficult-to-treat conditions.

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

THERAPLAS MODALITY: IMNN-001 DEVELOPMENT PROGRAM

Ovarian Cancer Overview

Ovarian cancer is the most lethal of gynecological malignancies among women with an overall five-year survival rate of 45%. This poor outcome is due in part to the lack of effective prevention and early detection strategies. There were approximately 20,000 new cases of ovarian cancer in the U.S. in 2021 with an estimated 13,000 deaths. Mortality rates for ovarian cancer declined very little in the last forty years due to the unavailability of detection tests and improved treatments. Most women with ovarian cancer are not diagnosed until Stages III or IV, when the disease has spread outside the pelvis to the abdomen and areas beyond, causing swelling and pain. The five-year survival rates for Stages III and IV are 39 percent and 17 percent, respectively. Firstline chemotherapy regimens are typically platinum-based combination therapies. Although this first line of treatment has an approximate 80 percent response rate, 55 to 75 percent of women will develop recurrent ovarian cancer within two years and ultimately will not respond to platinum therapy. Patients whose cancer recurs or progresses after initially responding to surgery and first-line chemotherapy have been divided into one of the two groups based on the time from completion of platinum therapy to disease recurrence or progression. This time period is referred to as platinum-free interval. The platinum-sensitive group has a platinum-free interval of longer than six months. This group generally responds to additional treatment with platinum-based therapies. The platinum-resistant group has a platinum-free interval of shorter than six months and is resistant to additional platinum-based treatments. Pegylated liposomal doxorubicin, topotecan, and Avastin are the only approved second-line therapies for platinum-resistant ovarian cancer. The overall response rate for these therapies is 10 to 20 percent with median overall survival (“OS”) of eleven to twelve months. Additionally, 10% to 15% of ovarian cancer cases nationwide are a result of germline or somatic BRCA mutations. With cognizance of tumor genetics, practice has shifted to include targeted agents in ovarian cancer treatment.

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

In April 2023, the Company presented a poster at the American Association for Cancer Research Annual Meeting Demonstrating Preclinical Immune Response of IMNN-001. The findings from a mouse model of peritoneally disseminated ovarian cancer suggest biweekly dosing regimen for further evaluation in human clinical studies. This research in mice will underpin the dosing frequency being investigated in our upcoming Phase 1/2 combination study with IMNN-001 and bevacizumab following neoadjuvant chemotherapy in advanced ovarian cancer.

In September 2023, the Company announced interim progression-free survival (PFS) and overall survival (OS) data with IMNN-001 in its Phase 1/2 OVATION 2 Study. Interim clinical data from the intent-to-treat (ITT) population showed efficacy trends in PFS, demonstrating a delay in disease progression in the treatment arm of approximately 33% compared with the control arm, with the hazard ratio nearing the required value. Preliminary OS data follows a similar trend, showing an approximate 9-month improvement in the treatment arm over the control arm.

Subgroup analyses show patients treated with a PARP inhibitor (PARPi) as maintenance therapy had longer PFS and OS if they were also treated with IMNN-001 compared with patients treated with NACT only. This was not a pre-specified subgroup as PARP inhibitors were approved after the OVATION 2 Study was initiated.

●	The median PFS in the PARPi + NACT group and the PARPi + NACT + IMNN-001 group was 15.7 months and 23.7 months, respectively.
●	The median OS in the PARPi + NACT group was 45.6 months and has not yet been reached in the PARPi + NACT + IMNN-001 group.

While the data is still preliminary, the Company believes that patients treated with a combination of NACT + PARPi + IMNN-001 appear to have the greatest benefit and should be the focus of on-going follow-up.

Imunon also continues to see benefits in other secondary endpoints including an approximately 20% higher R0 tumor resection score and a doubling of the CRS 3 chemotherapy response score to approximately 30% in the treatment arm versus 14% in the control arm. A complete tumor resection (R0) is a microscopically margin-negative resection in which no gross or microscopic tumor remains in the tumor bed. Chemotherapy response score is considered a good prognostic indicator in ovarian cancer. The DSMB determined that safety analyses continue to show good tolerability of IMNN-001 in this setting. Topline results from the OVATION 2 Study are expected in mid-2024.

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

Patients will be randomized 1:1 in a two-arm trial. In October 2023, the first patient began treatment at University of Texas MD Anderson Cancer Center in the Phase 1/2 Clinical Trial Evaluating IMNN-001 in Combination with Bevacizumab in Advanced Ovarian Cancer. The trial’s primary endpoint is detection of minimal residual disease (MRD) by second look laparoscopy (SLL), and the secondary endpoint is PFS. Initial SLL data are expected within one year following the completion of enrollment and final PFS data are expected approximately three years following the completion of enrollment. This trial will also include a wealth of translational endpoints aimed at understanding the clonal evolution and immunogenomic features of the MRD phase of ovarian cancer that is currently undetectable by imaging or tumor markers.

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

In March 2023, the Company filed with the U.S. Food and Drug Administration (FDA) a pre-IND package in advance of beginning human testing of a SARS-CoV-2 seasonal booster vaccine. In July 2023, the FDA confirmed in a written response our plug and play strategy agreeing that a platform approach to pre-clinical toxicology testing with reference to updated SARS-CoV-2 genes that align with current variant of concern may be used without additional need for toxicology studies. This confirms the flexibility and versatility of our platform which allows for the rapid production and development of any vaccine by simply changing the antigen coding cassette.

The Company is on track to submit an Investigational New Drug (IND) application in the first quarter of 2024 for a Phase 1/2 trial with IMNN-101, a seasonal COVID-19 booster vaccine, following positive feedback from the FDA. Development of our PlaCCine modality reached important milestones with confirmation of its value across pathogens of interest by demonstrating the immunogenicity and safety of our vaccines in animals. The Company has generated compelling data in SARS-CoV-2 and with IMNN-101, a next-generation COVID-19 seasonal booster, and expects to begin patient enrollment in a Phase 1/2 trial in the second quarter of 2024.

During the third quarter, the Company chose the LASSA virus as the next pathogen target for its PLACCINE modality. In August 2023, the Company announced it has entered into a Cooperative Research and Development Agreement (CRADA) with the National Institute of Allergy and Infectious Diseases (NIAID) to evaluate the immunogenicity and efficacy of two Imunon DNA-based Lassa virus vaccine candidates. Under the three-year agreement, the NIAID will assess the efficacy of PlaCCine DNA constructs against Lassa virus in guinea pig and non-human primate disease models, including both prime and prime-boost vaccine strategies.

Lassa virus is typically spread by rodents and can cause Lassa fever, a viral hemorrhagic-fever disease that is a significant and growing public health concern with approximately 5,000 deaths annually. Nearly 60 million people throughout West Africa are estimated to be at risk of contracting Lassa fever. Several unusually large outbreaks have occurred over the past few years with fatality rates of up to 30%. Because of its lethality and increasing incidence, NIAID and the World Health Organization have categorized Lassa virus as a Category A Priority Pathogen. There is currently no vaccine or therapeutic for Lassa virus.

This collaboration with the Laboratory of Virology at NIAID to research a potential solution for combatting this life-threatening pathogen will evaluate the hypothesis that a DNA-based vaccine may be an excellent modality for a Lassa virus vaccine. With its durable antigen expression, longer shelf-life at workable, standard refrigerated temperatures and flexible manufacturing, the Company believes that PlaCCine is a potentially superior alternative that can address the limitations of current commercial products particularly in developing countries around the world.

This CRADA is an example of one of the Company’s growth strategy pillars, namely, to help defray development costs through non-dilutive sources of capital. Incremental investments to generate novel vaccine designs with optimized antigens will allow Imunon to quickly generate early pre-clinical and clinical data against additional pathogen targets that position the Company to partner with large vaccine companies who Imunon expects may fund remaining clinical development.

The Company is eager to advance the FixPlas and IndiPlas modalities into universal and personalized cancer vaccines and have begun preclinical work in melanoma. The Company’s consultants will provide invaluable assistance as we advance along the development pathway and into clinical testing. The FixPlas concerns the application of our DNA technology to produce universal cancer vaccines also called tumor associated antigen cancer vaccines. The IndiPlas modality is in the discovery phase and will focus on the development of personalized cancer vaccines or neoepitope cancer vaccines.

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

●	In August 2018, the Company announced that the OPTIMA Study was fully enrolled.

●	On August 5, 2019, the Company announced that the prescribed number of OS events had been reached for the first prespecified interim analysis of the OPTIMA Phase III Study. Following preparation of the data, the first interim analysis was conducted by the DMC. The DMC’s pre-planned interim efficacy review followed 128 patient events, or deaths, which occurred in August 2019.

●	On November 4, 2019, the Company announced that the DMC unanimously recommended the OPTIMA Study continue according to protocol. The recommendation was based on a review of blinded safety and data integrity from 556 patients enrolled in the OPTIMA Study. Data presented demonstrated that PFS and OS data appeared to be tracking with patient data observed at a similar point in the Company’s subgroup of patients followed prospectively in the earlier Phase III HEAT Study, upon which the OPTIMA Study was based.

●	On April 15, 2020, the Company announced that the prescribed minimum number of events of 158 patient deaths had been reached for the second pre-specified interim analysis of the OPTIMA Phase III Study. The hazard ratio for success at 158 deaths is 0.70, which represents a 30% reduction in the risk of death compared with RFA alone.

●	On July 13, 2020, the Company announced that it had received a recommendation from the DMC to consider stopping the global OPTIMA Study. The recommendation was made following the second pre-planned interim safety and efficacy analysis by the DMC on July 9, 2020. The DMC analysis found that the prespecified boundary for stopping the trial for futility of 0.900 was crossed with an actual value of 0.903. However, the 2-sided p-value of 0.524 for this analysis provided uncertainty, subsequently, the DMC left the final decision of whether or not to stop the OPTIMA Study to the Company. There were no safety concerns noted during the interim analysis. The Company followed the advice of the DMC and considered its options either to stop the study or continue to follow patients after a thorough review of the data, and an evaluation of our probability of success. On August 4, 2020, the Company announced it would continue following patients for OS, noting that the unexpected and marginally crossed futility boundary, suggested by the Kaplan-Meier analysis at the second interim analysis on July 9, 2020, may be associated with a data maturity issue.

●	On October 12, 2020, the Company provided an update on the ongoing data analysis from its Phase III OPTIMA Study with ThermoDox® as well as growing interest among clinical investigators in conducting studies with ThermoDox® as a monotherapy or in combination with other therapies.

●	On February 11, 2021, the Company provided a final update on the Phase III OPTIMA Study and the decision to stop following patients in the Study. Independent analyses conducted by a global biometrics contract research organization and the NIH, did not find any evidence of significance or factors that would justify continuing to follow patients for OS. Therefore, the Company notified all clinical sites to discontinue following patients. The OPTIMA Study database of 556 patients has been frozen at 185 patient deaths. While the analyses did identify certain patient subgroups that appear to have had a clinical benefit, the Company concluded that it would not be in its best interest to pursue these retrospective findings as the regulatory hurdles supporting further discussion will be significant.

Business Plan

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s drug candidates, and applications and submissions to the U.S. Food and Drug Administration. The Company has not generated significant revenue and has incurred significant net losses in each year since our inception. As of September 30, 2023, the Company has incurred approximately $383 million of cumulative net losses and had approximately $19.5 million in cash and cash equivalents, short-term investments, and interest receivable. We have substantial future capital requirements to continue our research and development activities and advance our drug candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

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

The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the U.S. and worldwide resulting from the COVID-19 pandemic, the Russian invasion of Ukraine and the unrest in the Middle East. The Company continues to monitor its operating activities in light of these events, and it is possible that these events could result in a variety of risks to the business. The specific impact, if any, is not readily determinable as of the date of the Financial Statements.

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

With $19.5 million in cash and cash equivalents, short-term investments, and interest receivable, coupled with approximately $1.8 million of future planned sales of the Company’s State of New Jersey net operating losses ($1.5 million in 2023 and $0.3 million in 2024), the Company believes it has sufficient capital resources to fund its operations for twelve months from the issuance of these financial statements.

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

Financing Overview

Equity, Debt and Other Forms of Financing

During 2022 and 2023 through the date of this Quarterly Report filed on Form 10-Q, we issued a total of 3.5 million shares of common stock as discussed below for approximately $9.5 million in net proceeds.

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

●	On May 25, 2022, the Company entered into an At the Market Offering Agreement (the “Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to which the Company may offer and sell, from time to time, through Wainwright, shares of the Company’s common stock having an aggregate offering price of up to $7,500,000. The Company intends to use the net proceeds from the offering, if any, for general corporate purposes, including research and development activities, capital expenditures and working capital. In 2022, the Company sold 336,075 shares of common stock for net proceeds of $0.5 million. During the first nine months of 2023, the Company sold 1,878,488 shares of common stock for net proceeds of $2.8 million.

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

FINANCIAL REVIEW FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Results of Operations

For the three months ended September 30, 2023 our net loss was $3.5 million compared to a net loss of $6.1 million for the same three-month period of 2022.

With $19.5 million in cash and cash equivalents, short-term investments, and interest receivable, coupled with approximately $1.8 million of future planned sales of the Company’s State of New Jersey net operating losses ($1.5 million in 2023 and $0.3 million in 2024), the Company believes it has sufficient capital resources to fund its operations for twelve months from the issuance of the financial statements included in this Quarterly Report on Form 10-Q.

	For the Three Months Ended September 30,
	(In thousands)		Change Increase (Decrease)
	2023	2022
Licensing Revenue:	$-	$125	$(125)	(100.0)%

Operating Expenses:
Clinical Research
OVATION	115	412	(297)	(72.1)%
OPTIMA	-	152	(152)	(100.0)%
Other Clinical and regulatory	342	417	(75)	(18.0)%
Subtotal	457	981	(524)	(53.4)%
Non-Clinical R&D and CMC
OVATION	265	684	(419)	(61.3)%
PlaCCine Vaccine	797	457	339	74.2%
Manufacturing (CMC)	462	287	175	61.0%
Subtotal	1,524	1,428	95	6.7%
Research and development expenses	1,981	2,409	(429)	(17.8)%
General and administrative expenses	1,923	3,891	(1,968)	(50.6)%
Total operating expenses	3,904	6,300	(2,397)	(38.0)%
Loss from operations	$(3,904)	$(6,175)	$(2,272)	(36.8)%

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten-year term of the agreement; therefore, we recorded deferred revenue of $125,000 in the three months ended September 30, 2022. As of December 31, 2022, this contract has been fully amortized and recognized as revenue.

Research and Development Expenses

Research and development (“R&D”) expenses were $2.0 million in the third quarter of 2023 compared to $2.4 million in same period of 2022. Costs associated with the OVATION Study were $0.1 million in the third quarter of 2023 compared to $0.4 million in the same period of 2022. Costs associated with the OPTIMA Study were insignificant in the third quarter of 2023 compared to $0.2 million in the same period of 2022. Other clinical and regulatory costs were $0.3 million in the third quarter of 2023 compared to $0.4 million in the same period of 2022. R&D costs associated with the development of IMNN-001 to support the OVATION 2 Study were $0.3 million in the third quarter 2023, a decrease from $0.7 million in same period of 2022. The development of the PLACCINE DNA vaccine technology platform increased to $0.8 million in the third quarter of 2023 compared to $0.5 million in the same period of 2022. CMC costs increased to $0.5 million in the third quarter of 2023 compared to $0.3 million in the same period of 2022.

General and Administrative Expenses

General and administrative expenses were $1.9 million in the third quarter of 2023 compared to $3.9 million in the same period of 2022. The $2.0 million decrease is due to lower non-cash stock compensation expenses of $0.3 million, employee related costs of $1.0 million, legal expenses of $0.6 million, and insurance costs of $0.1 million.

Other non-operating expense was $0.4 million in the third quarter of 2023 compared to other non-operating expense of $26,276 in the comparable prior year period. The Company incurred debt extinguishment expense on its loan facility with Silicon Valley Bank in the second quarter of 2023 of $0.3 million. Investment income from the Company’s short-term investments increased by $0.4 million for the third quarter of 2023 compared with the prior year period in 2022 due to higher returns on these investments.

Impairment of IPR&D Liability

Due to the continuing deterioration of public capital markets in the biotech industry and its impact on market capitalization rates in this sector, IPR&D related to the ovarian cancer indication was reviewed for impairment during the third quarter of 2022. Based on the Company’s analysis of the IPR&D, the Company has concluded that it is not more than likely that the asset had been impaired as of September 30, 2022. As such, no impairment charges for IPR&D related to the ovarian cancer indication were recorded during the third quarter of 2022. As of December 31, 2022, the Company wrote off the $13.4 million carrying value of this asset, thereby recognizing a non-cash charge of $13.4 million in the fourth quarter of 2022. The Company fair value of the IPR&D is zero at September 30, 2023.

Change in Earn-out Milestone Liability

As of September 30, 2022 the Company fair-valued the earn-out milestone liability at $5.4 million with no change recorded to the fair value of the earn-out milestone during the third quarter of 2022. At December 31, 2022, the Company wrote off the earn-out milestone liability as a result of the requirements not being achieved.

FINANCIAL REVIEW FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Results of Operations

For the nine months ended September 30, 2023, our net loss was $14.6 million compared to a net loss of $22.7 million for the same nine-month period of 2022.

With $19.5 million in cash and cash equivalents, short-term investments, and interest receivable, coupled with approximately $1.8 million of future planned sales of the Company’s State of New Jersey net operating losses ($1.5 million in 2023 and $0.3 million in 2024), the Company believes it has sufficient capital resources to fund its operations for twelve months from the issuance of the financial statements included in this Quarterly Report on Form 10-Q.

	For the Nine Months Ended September 30,
	(In thousands)		Change Increase (Decrease)
	2023	2022
Licensing Revenue:	$-	$375	$(375)	(100.0)%

Operating Expenses:
Clinical Research
OVATION	707	1,195	(488)	(40.8)%
OPTIMA	-	950	(950)	(100.0)%
Other Clinical and regulatory	1,088	1,662	(574)	(34.5)%
Subtotal	1,795	3,807	(2,012)	(52.9)%
Non-Clinical R&D and CMC
OVATION	1,026	2,444	(1,418)	(58.0)%
PlaCCine Vaccine	3,077	1,629	1,448	88.9%
Manufacturing (CMC)	1,836	850	986	116.1%
Subtotal	5,939	4,923	1,016	20.6%
Research and development expenses	7,734	8,730	(996)	(11.4)%
General and administrative expenses	7,328	9,640	(2,312)	(24.0)%
Total operating expenses	15,062	18,370	(3,308)	(18.0)%
Loss from operations	$(15,062)	$(17,995)	$(2,933)	(16.3)%

Licensing Revenue

In January 2013, we entered into a technology development contract with Hisun, pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and will be amortized over the ten-year term of the agreement; therefore, we recorded deferred revenue of $375,000 in the nine months ended September 30, 2022. As of December 31, 2022, this contract has been fully amortized and recognized as revenue.

Research and Development Expenses

Research and development (“R&D”) expenses were $7.7 million in the first nine months of 2023 compared to $8.7 million in same period of 2022. Costs associated with the OVATION 2 Study were $0.7 million in the first nine months of 2023 compared to $1.2 million in the same period of 2022. Costs associated with the OPTIMA Study were insignificant in the first nine months of 2023 compared to $1.0 million in the same period of 2022. Other clinical and regulatory costs were $1.1 million in the first nine months of 2023 compared to $1.7 million in the same period of 2022. R&D costs associated with the development of IMNN-001 to support the OVATION 2 Study were $1.0 million in the first nine months of 2023, a decrease from $2.4 million in same period of 2022. The development of the PLACCINE DNA vaccine technology platform increased to $3.1 million in the first nine months of 2023 compared to $1.6 million in the same period of 2022. CMC costs increased to $1.8 million in the first nine months of 2023 compared to $0.9 million in the same period of 2022.

General and Administrative Expenses

General and administrative expenses were $7.3 million in the first nine months of 2023 compared to $9.6 million in the same period of 2022. The $2.3 million decrease was primarily attributable to lower non-cash stock compensation expenses of $0.8 million, employee related costs of $0.6 million, legal expenses of $0.6 million, insurance costs of $0.4 million, public company expenses of $0.2 million offset by higher consulting fees of $0.2 million and salary expense of $0.1 million.

Other non-operating income was $0.4 million in the first nine months of 2023 compared to other non-operating expenses of $4.7 million in the comparable prior year period. In the first quarter of 2022, the Company incurred a one-time payment of $4.5 million in interest and offering expenses resulting from the sale and subsequent redemption of $30.0 million of convertible redeemable preferred stock. The Company incurred higher interest expense on its loan facility with Silicon Valley Bank in the first quarter of 2023 due to raising interest rates. Investment income from the Company’s short-term investments increased by $0.8 million for the first nine months of 2023 compared with the prior year period in 2022 due to higher returns on these investments.

Impairment of IPR&D Liability

Due to the continuing deterioration of public capital markets in the biotech industry and its impact on market capitalization rates in this sector, IPR&D related to the ovarian cancer indication was reviewed for impairment during the first nine months of 2022. Based on the Company’s analysis of the IPR&D, the Company has concluded that it is not more than likely that the asset had been impaired as of September 30, 2022. As such, no impairment charges for IPR&D related to the ovarian cancer indication were recorded during the first nine months of 2022. As of December 31, 2022, the Company wrote off the $13.4 million carrying value of this asset, thereby recognizing a non-cash charge of $13.4 million in the fourth quarter of 2022. The company fair value of the IPR&D is zero at September 30, 2023.

Change in Earn-out Milestone Liability

As of September 30, 2022 the Company fair-valued the earn-out milestone liability at $5.4 million with no change recorded to the fair value of the earn-out milestone during the first nine months of 2022. At December 31, 2022, the Company wrote off the earn-out milestone liability as a result of the requirements not being achieved.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Since inception we have incurred significant losses and negative cash flows from operations. We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities, the sale of the Company’s NOLs, amounts received under our product licensing agreement with Yakult and our technology development agreement with Hisun. The process of developing IMNN-001 and other drug candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts. We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future. Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $383 million at September 30, 2023.

At September 30, 2023, we had total current assets of $21.7 million and current liabilities of $5.3 million, resulting in net working capital of $16.4 million. At September 30, 2023, we had cash and cash equivalents, short-term investments, interest receivable on short-term investments, net proceeds on the sale of net operating losses and money market investments of $19.5 million. At December 31, 2022, we had total current assets of $36.8 million and current liabilities of $10.0 million, resulting in net working capital of $26.8 million. We have substantial future capital requirements to continue our research and development activities and advance our drug candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

Net cash used in operating activities for the first nine months of 2023 was $15.2 million. Net cash provided by investing activities was $14.3 million during the first nine months of 2023. Cash used by financing activities during the first nine months of 2023 totaled $3.7 million due to the early repayment of the SVB loan (see Note 10). At September 30, 2023, we had cash and cash equivalents, short-term investments, interest receivable on short term investments, net proceeds on the sale of net operating losses and money market investments of $19.5 million. The Company believes it has sufficient capital resources to fund its operations for twelve months from the issuance of the financial statements included in this Quarterly Report on Form 10-Q. See Financing Overview.

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

Item 4. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2023, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the SEC.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On October 29, 2020, a putative securities class action was filed against the Company and certain of its officers and directors (the “Spar Individual Defendants”) in the U.S. District Court for the District of New Jersey, captioned Spar v. Celsion Corporation, et al., Case No. 1:20-cv-15228 (the “Spar Action”). The plaintiff alleged that the Company and Individual Defendants made false and misleading statements regarding one of the Company’s drug candidates, ThermoDox®, and brings claims for damages under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all Defendants, and under Section 20(a) of the Exchange Act of 1934 against the Individual Defendants. At this stage of the case neither the likelihood that a loss, if any, will be realized, nor an estimate of possible loss or range of loss, if any, can be determined. On February 6, 2023, the U.S. District Court granted a Motion to Dismiss filed by the Company and Spar Individual Defendants and granted Plaintiff leave to file an amended complaint within 30 days. Plaintiff did not file an amended complaint within the 30-day deadline. In September 2023, the U.S. District Court issued an Order for Dismissal without prejudice.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders’ Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

+	Filed herewith.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

**	XBRL information is filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2023	IMUNON, INC.

Registrant

	By:	/s/ Corinne Le Goff
Corinne Le Goff
President and Chief Executive Officer

	By:	/s/ Jeffrey W. Church
Jeffrey W. Church
Executive Vice President and Chief Financial Officer

