Form 10-K
period 2023-12-31
Imunon, Inc.
filed 2024-03-28
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023.

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

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $11.9 million as of June 30, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter) based on the closing sale price of $1.29 for the Registrant’s common stock on that date as reported by The Nasdaq Capital Market (“NASDAQ”). For purposes of this calculation, shares of common stock held by directors, officers and stockholders who own greater than 10% of the Registrant’s outstanding stock at June 30, 2023, were excluded. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purpose.

As of March 26, 2024, 9,399,789 shares of the Registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

IMUNON, INC.

FORM 10-K

i

IMUNON, INC.

FORM 10-K

TABLE OF CONTENTS (continued)

ii

ITEM 1.	BUSINESS

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this Annual Report on Form 10-K (this “Annual Report”) are forward-looking and constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may relate to such matters as anticipated financial performance, business prospects, technological developments, product pipelines, clinical trials and research and development activities, the adequacy of capital reserves and anticipated operating results and cash expenditures, current and potential collaborations, strategic alternatives and other aspects of our present and future business operations and similar matters. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, unforeseen changes in the course of research and development activities and in clinical trials; possible changes in cost, timing and progress of development, preclinical studies, clinical trials and regulatory submissions; our collaborators’ ability to obtain and maintain regulatory approval of any of our drug candidates; possible changes in capital structure, financial condition, future working capital needs and other financial items; uncertainties and assumptions regarding the potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the U.S. and worldwide resulting from the COVID-19 pandemic, the Russian invasion of Ukraine and the unrest in the Middle East on our business, operations, clinical trials, supply chain, strategy, goals and anticipated timelines, changes in approaches to medical treatment; introduction of new products by others; success or failure of our current or future collaboration arrangements, risks and uncertainties associated with possible acquisitions of other technologies, assets or businesses; our ability to obtain additional funds for our operations; our ability to obtain and maintain intellectual property protection for our technologies and drug candidates and our ability to operate our business without infringing the intellectual property rights of others; our reliance on third parties to conduct preclinical studies or clinical trials; the rate and degree of market acceptance of any approved drug candidates; possible actions by customers, suppliers, strategic partners, potential strategic partners, competitors and regulatory authorities; compliance with listing standards of The Nasdaq Capital Market; and those listed under “Risk Factors” below and elsewhere in this Annual Report.

In some cases, you can identify forward-looking statements by terminology such as “expect,” “anticipate,” “estimate,” “plan,” “believe,” “could,” “intend,” “predict,” “may,” “should,” “will,” “would” and words of similar import regarding the Company’s expectations. Forward-looking statements are only predictions. Actual events or results may differ materially. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, you should specifically consider various factors, including the risks outlined under “Risk Factors.” The discussion of risks and uncertainties set forth in this Annual Report is not necessarily a complete or exhaustive list of all risks facing the Company at any particular point in time. We operate in a highly competitive, highly regulated and rapidly changing environment and our business is in a state of evolution. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward-looking statement. Except as required by law, we assume no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf for any reason, even if new information becomes available in the future. Unless the context requires otherwise or unless otherwise noted, all references in this Annual Report to “Imunon”, “the Company”, “we”, “us”, or “our” are to Imunon, Inc., a Delaware corporation and its wholly owned subsidiary, CLSN Laboratories, Inc., also a Delaware corporation.

Trademarks

The Imunon brand and product names contained in this document are trademarks, registered trademarks or service marks of Imunon, Inc. or its subsidiary in the United States (the “U.S.”) and certain other countries. This document also contains references to trademarks and service marks of other companies that are the property of their respective owners.

OVERVIEW

On September 19, 2022, Celsion Corporation announced a corporate name change to Imunon, Inc., reflecting the evolution of the Company’s business focus and its commitment to developing cutting-edge immunotherapies and next-generation vaccines to treat cancer and infectious diseases. The Company’s common stock continues to trade on the Nasdaq Stock Market under the ticker symbol “IMNN.”

Imunon is a clinical-stage biotechnology company focused on advancing a portfolio of innovative treatments that harness the body’s natural mechanisms with the aim to generate safe, effective and durable responses across a broad array of human diseases, constituting a differentiating approach from conventional therapies. Imunon is developing its non-viral DNA technology across four modalities. The first modality, TheraPlas®, is being developed for the coding of proteins and cytokines in the treatment of solid tumors where an immunological approach is deemed promising. The second modality, PlaCCine®, is being developed for the coding of viral antigens that can elicit a strong immunological response. This technology may represent a promising platform for the development of vaccines in infectious diseases. The third modality, FixPlas®, concerns the application of Imunon’s DNA technology to produce universal cancer vaccines, also called tumor associated antigen cancer vaccines. The fourth modality, IndiPlas®, is in the discovery phase and will focus on the development of personalized cancer vaccines, or neoepitope cancer vaccines.

The Company’s lead clinical program, IMNN-001, is a DNA-based immunotherapy for the localized treatment of advanced ovarian cancer currently in Phase II development. IMNN-001 works by instructing the body to produce durable levels, within certain safety parameters, of powerful cancer-fighting molecules, such as interleukin-12 and interferon gamma, at the tumor site. Additionally, the Company is conducting investigational new drug (“IND”)-enabling preclinical studies for the development of a COVID-19 booster vaccine (IMNN-101) and a treatment candidate for the Lassa virus (IMNN-102). The Company has also initiated preclinical work to develop a Trp2 tumor associated antigen cancer vaccine in melanoma (IMNN-201). Imunon will continue to leverage these modalities and to advance the technological frontier of plasmid DNA to better serve patients with difficult-to-treat conditions.

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

The biocompatibility of these polymers reduces the risk of adverse immune response, thus allowing for repeated administration. Compared to naked DNA or cationic lipids, our delivery systems are generally more efficient, and cost effective and have a more favorable safety profile. We believe that these advantages place Imunon in a position to capitalize on this technology platform.

THERAPLAS MODALITY: IMNN-001 DEVELOPMENT PROGRAM

Ovarian Cancer Overview

Ovarian cancer is the most lethal of gynecological malignancies among women with an overall five-year survival rate of 45%. This poor outcome is due in part to the lack of effective prevention and early detection strategies. There were approximately 20,000 new cases of ovarian cancer in the U.S. in 2021 with an estimated 13,000 deaths. Mortality rates for ovarian cancer declined very little in the last 40 years due to the unavailability of detection tests and improved treatments. Most women with ovarian cancer are not diagnosed until Stages III or IV, when the disease has spread outside the pelvis to the abdomen and areas beyond, causing swelling and pain. The five-year survival rates for Stages III and IV are 39% and 17%, respectively. First-line chemotherapy regimens are typically platinum-based combination therapies. Although this first line of treatment has an approximate 80% response rate, 55% to 75% of women will develop recurrent ovarian cancer within two years and ultimately will not respond to platinum therapy. Patients whose cancer recurs or progresses after initially responding to surgery and first-line chemotherapy have been divided into one of the two groups based on the time from completion of platinum therapy to disease recurrence or progression. This time period is referred to as platinum-free interval. The platinum-sensitive group has a platinum-free interval of longer than six months. This group generally responds to additional treatment with platinum-based therapies. The platinum-resistant group has a platinum-free interval of shorter than six months and is resistant to additional platinum-based treatments. Pegylated liposomal doxorubicin, topotecan, and bevacizumab are the only approved second-line therapies for platinum-resistant ovarian cancer. The overall response rate for these therapies is 10% to 20% with median overall survival (“OS”) of 11 to 12 months. Additionally, 10% to 15% of ovarian cancer cases nationwide are a result of germline or somatic BRCA mutations. With cognizance of tumor genetics, practice has shifted to include targeted agents in ovarian cancer treatment.

Poly (ADP-ribose) polymerase (“PARP”) enzymes are responsible for detecting and repairing single-stranded and double-stranded DNA breaks during cell replication. BRCA1/2 mutations hinder the homologous recombination repair pathway, and tumor cells utilize PARP enzymes to repair DNA. For this reason, these tumors are particularly sensitive to the mechanism of PARP inhibitors. PARP inhibitors have expanded treatment options in ovarian cancer, but few treatment options are left for women who are not eligible to receive PARP inhibitors.

Immunotherapy is an attractive, novel approach for the treatment of ovarian cancer particularly since ovarian cancers are considered immunogenic tumors. Interleukin-12 (“IL-12”) is one of the most active cytokines for the induction of potent anti-cancer immunity acting through the induction of T-lymphocyte and natural killer cell proliferation. The precedence for a therapeutic role of IL-12 in ovarian cancer is based on epidemiologic and preclinical data.

IMNN-001 Immunotherapy

IMNN-001 is a DNA-based immunotherapeutic drug candidate for the localized treatment of ovarian cancer by intraperitoneally administering an IL-12 plasmid formulated with our proprietary TheraPlas delivery system. In this DNA-based approach, the immunotherapy is combined with a standard chemotherapy drug, which can potentially achieve better clinical outcomes than with chemotherapy alone. We believe that increases in IL-12 concentrations at tumor sites for several days after a single administration could create a potent immune environment against tumor activity and that a direct killing of the tumor with concomitant use of cytotoxic chemotherapy could result in a more robust and durable antitumor response than chemotherapy alone. We believe the rationale for local therapy with IMNN-001 is based on the following:

●	Loco-regional production of the potent cytokine IL-12 avoids toxicities and poor pharmacokinetics associated with systemic delivery of recombinant IL-12;

●	Persistent local delivery of IL-12 lasts up to one week and dosing can be repeated; and

●	Local therapy is ideal for long-term maintenance therapy.

OVATION 1 Study. In February 2015, we announced that the U.S. Food and Drug Administration (“FDA”) accepted the Phase I dose-escalation clinical trial of IMNN-001 in combination with the standard of care in neoadjuvant ovarian cancer (the “OVATION 1 Study”). On September 30, 2015, we announced enrollment of the first patient in the OVATION I Study. The OVATION 1 Study was designed to:

●	identify a tolerable and therapeutically active dose of IMNN-001 within certain safety parameters by recruiting and maximizing an immune response;

●	enroll three to six patients per dose level and evaluate safety and efficacy; and

●	attempt to define an optimal dose for a follow-on Phase I/II study.

In addition, the OVATION 1 Study established a unique opportunity to assess how cytokine-based compounds such as IMNN-001 directly affect ovarian cancer cells and the tumor microenvironment in newly diagnosed ovarian cancer patients. The study was designed to characterize the nature of the immune response triggered by IMNN-001 at various levels of the patients’ immune system, including:

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

During 2016 and 2017, we announced data from the first 14 patients in the OVATION 1 Study. On October 3, 2017, we announced final translational research and clinical data from the OVATION 1 Study.

Key translational research findings from all evaluable patients were consistent with the earlier reports from partial analysis of the data and are summarized below:

●	The intraperitoneal treatment of IMNN-001 in conjunction with standard-of-care neoadjuvant chemotherapy (“NACT”) resulted in dose-dependent increases in IL-12 and Interferon-gamma (IFNγ) levels that were predominantly in the peritoneal fluid compartment with little to no changes observed in the patients’ systemic circulation. These and other post-treatment changes including decreases in VEGF levels in peritoneal fluid were consistent with an IL-12 based immune mechanism;

●	Consistent with the previous partial reports, the effects observed in the IHC analysis were pronounced decreases in the density of immunosuppressive T-cell signals (Foxp3, PD-1, PDL-1, IDO-1) and increases in CD8+ cells in the tumor microenvironment;

●	The ratio of CD8+ cells to immunosuppressive cells was increased in approximately 75% of patients, suggesting an overall shift in the tumor microenvironment from immunosuppressive to pro-immune stimulatory following treatment with IMNN-001. An increase in CD8+ to immunosuppressive T-cell populations was a leading indicator and believed to be a good predictor of improved OS; and

●	Analysis of peritoneal fluid by cell sorting, not reported before, showed a treatment-related decrease in the percentage of immunosuppressive T-cell (Foxp3+), which was consistent with the reduction of Foxp3+ T-cells in the primary tumor tissue, and a shift in tumor naïve CD8+ cell population to more efficient tumor killing memory effector CD8+ cells.

The Company also reported encouraging clinical data from the first 14 patients who completed treatment in the OVATION 1 Study. IMNN-001 plus standard chemotherapy produced no dose-limiting toxicities and positive dose dependent efficacy signals which correlate well with positive surgical outcomes as summarized below:

●	Of the 14 patients treated in the entire study, two patients demonstrated a complete response, 10 patients demonstrated a partial response, and two patients demonstrated stable disease, as measured by Response Evaluation Criteria in Solid Tumors (“RECIST”) criteria. This translated to a 100% disease control rate and an 86% objective response rate (“ORR”). Of the five patients treated in the highest dose cohort, there was a 100% ORR with one complete response and four partial responses;

●	14 patients had successful resections of their tumors, with nine patients (64%) having a complete tumor resection (“R0”), which indicates a microscopically margin-negative resection in which no gross or microscopic tumor remains in the tumor bed. Seven out of eight (88%) patients in the highest two dose cohorts experienced a R0 surgical resection. All five patients treated at the highest dose cohort experienced a R0 surgical resection; and

●	All patients experienced a clinically significant decrease in their CA-125 protein levels as of their most recent study visit. CA-125 was used to monitor certain cancers during and after treatment. CA-125 was present in greater concentrations in ovarian cancer cells than in other cells.

On March 26, 2020, the Company announced with Medidata, a Dassault Systèmes company, that examining matched patient data provided by Medidata in a synthetic control arm (“SCA”) with results from the Company’s completed Phase Ib dose-escalating OVATION 1 Study showed positive results in progression-free survival (“PFS”). The hazard ratio (“HR”) was 0.53 in the intent-to-treat (“ITT”) group, showing strong signals of efficacy. In its March 2019 discussion with the Company, the FDA noted that preliminary findings from the Phase Ib OVATION 1 Study were exciting but lacked a control group to evaluate IMNN-001’s independent impact on impressive tumor response, surgical results and PFS. The FDA encouraged the Company to continue its IMNN-001 development program and consult with FDA with new findings that may have a bearing on designations such as Fast Track and Breakthrough Therapy.

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

On July 29, 2021, the Company announced final PFS results from the OVATION 1 Study published in the Journal of Clinical Cancer Research. Median PFS in patients treated per protocol (n=14) was 21 months and was 18.4 months for the ITT population (n=18) for all dose cohorts, including three patients who dropped out of the study after 13 days or less, and two patients who did not receive full NACT and IMNN-001 cycles. Under the current standard of care, in women with Stage III/IV ovarian cancer undergoing NACT, their disease progresses within about 12 months on average. The results from the OVATION 1 Study supported continued evaluation of IMNN-001 based on promising tumor response, as reported in the PFS data, and the ability for surgeons to completely remove visible tumors at interval debulking surgery. IMNN-001 was well tolerated, and no dose-limiting toxicities were detected in the OVATION 1 Study. Intraperitoneal administration of IMNN-001 was feasible with broad patient acceptance.

OVATION 2 Study. The Company held an Advisory Board Meeting on September 27, 2017 with the clinical investigators and scientific experts including those from Roswell Park Cancer Institute, Vanderbilt University Medical School, and M.D. Anderson Cancer Center to review and finalize clinical, translational research and safety data from the OVATION 1 Study to determine the next steps forward for our IMNN-001 immunotherapy program. On November 13, 2017, the Company filed its Phase I/II clinical trial protocol with the FDA for IMNN-001 for the localized treatment of ovarian cancer. The protocol was designed with a single dose escalation phase to 100 mg/m² to identify a tolerable dose of IMNN-001 within certain safety parameters while maximizing an immune response. The Phase I portion of the study would be followed by a continuation at the selected dose in approximately 110 patients randomized Phase II study.

In the OVATION 2 Study, patients in the IMNN-001 treatment arm would receive IMNN-001 plus chemotherapy pre- and post-interval debulking surgery (“IDS”). The OVATION 2 Study was designed to include up to 110 patients with Stage III/IV ovarian cancer, with 12 to 15 patients in the Phase I portion and up to 95 patients in Phase II. The study was powered to show a 33% improvement in the primary endpoint, PFS, when comparing IMNN-001 with neoadjuvant + adjuvant chemotherapy versus neoadjuvant + adjuvant chemotherapy alone. The PFS primary analysis would be conducted after at least 80 events had been observed or after all patients had been followed for at least 16 months, whichever was later.

In March 2020, the Company announced encouraging initial clinical data from the first 15 patients enrolled in the Phase I portion of the OVATION 2 Study for patients newly diagnosed with Stage III and IV ovarian cancer. The OVATION 2 Study was designed to combine IMNN-001, the Company’s IL-12 gene-mediated immunotherapy, with standard-of-care NACT. Following NACT, patients would undergo IDS, followed by three additional cycles of chemotherapy.

IMNN-001 plus standard-of-care NACT produced positive dose-dependent efficacy results, with no dose-limiting toxicities, which correlates well with successful surgical outcomes as summarized below:

●	Of the 15 patients treated in the Phase I portion of the OVATION 2 Study, nine patients were treated with IMNN-001 at a dose of 100 mg/m² plus NACT and six patients were treated with NACT only. All 15 patients had successful resections of their tumors, with eight out of nine patients (88%) in the IMNN-001 treatment arm having an R0 resection. Only three out of six patients (50%) in the NACT only treatment arm had a R0 resection.

●	When combining these results with the surgical resection rates observed in the Company’s OVATION 1 Study, a population of patients with inclusion criteria identical to the OVATION 2 Study, the data reflected the strong dose-dependent efficacy of adding IMNN-001 to the current standard of care NACT:

		% of Patients R0 Resections
0, 36, 47 mg/m² of IMNN-001 plus NACT	N =12	42%
61, 79, 100 mg/m² of IMNN-001 plus NACT	N = 17	82%

●	The ORR as measured by RECIST criteria for the 0, 36, 47 mg/m² dose IMNN-001 patients were comparable, as expected, to the higher (61, 79, 100 mg/m²) dose IMNN-001 patients, with both groups demonstrating an approximate 80% ORR.

On March 23, 2020, the Company announced that the European Medicines Agency (the “EMA”) Committee for Orphan Medicinal Products (“COMP”) had recommended that IMNN-001 be designated as an orphan medicinal product for the treatment of ovarian cancer. IMNN-001 previously received orphan designation from the FDA.

In February 2021, the Company announced that it has received Fast Track designation from the FDA for IMNN-001 and also provided an update on the OVATION 2 Study. The Company reported that approximately one-third, or 34 patients, of the anticipated 110 patients had been enrolled into the OVATION 2 Study, of which 20 were in the treatment arm and 14 were in the control. Of the 34 patients enrolled in the trial, 27 patients have had their IDS with the following results:

●	80% of patients treated with IMNN-001 had a R0 resection.

●	58% of patients in the control arm had an R0 resection.

●	These interim data represented a 38% improvement in R0 resection rates for IMNN-001 patients compared with control arm patients and was consistent with the reported improvement in resection scores noted in the encouraging Phase I OVATION 1 Study, the manuscript of which was submitted for peer review publication.

In June 2022, the Company announced that following a pre-planned interim safety review of 87 as treated patients (46 patients in the experimental arm and 41 patients in the control arm) randomized in the OVATION 2 Study, the Data Safety Monitoring Board (“DSMB”) unanimously recommended that the OVATION 2 Study continue treating patients with the dose of 100 mg/m2. The DSMB also determined that safety was satisfactory, with an acceptable risk/benefit, and that patients tolerated IMNN-001 during a course of treatment that would last up to six months. No dose-limiting toxicities were reported at this point in the OVATION 2 Study. Interim clinical data from patients who had undergone IDS showed that the IMNN-001 treatment arm was continuing to show improvement in R0 surgical resection rates and CRS 3 chemotherapy response scores over the control arm. The chemotherapy response score is a three-tier standardized scoring system for histological tumor regression into complete/near complete (CRS 3), partial (CRS 2) and no/minimal (CRS 1) response based on omental examination.

In September 2022, the Company announced that its Phase I/II OVATION 2 Study with IMNN-001 in advanced ovarian cancer has completed enrollment with 110 patients.

In April 2023, the Company presented a poster at the American Association for Cancer Research Annual Meeting Demonstrating Preclinical Immune Response of IMNN-001. The findings from a mouse model of peritoneally disseminated ovarian cancer suggested biweekly dosing regimen for further evaluation in human clinical studies. This research in mice would underpin the dosing frequency being investigated in the Phase I/II combination study with IMNN-001 and bevacizumab following NACT in advanced ovarian cancer.

In September 2023, the Company announced interim PFS and OS data with IMNN-001 in its Phase I/II OVATION 2 Study. Interim clinical data from the ITT population showed efficacy trends in PFS, demonstrating a delay in disease progression in the treatment arm of approximately 33% compared with the control arm, with the hazard ratio nearing the required value. Preliminary OS data follows a similar trend, showing an approximate 9-month improvement in the treatment arm over the control arm.

Subgroup analyses showed patients treated with a PARP inhibitor (“PARPi”) as maintenance therapy had longer PFS and OS if they were also treated with IMNN-001 compared with patients treated with NACT only. This was not a pre-specified subgroup as PARP inhibitors were approved after the OVATION 2 Study was initiated.

●	The median PFS in the PARPi + NACT group and the PARPi + NACT + IMNN-001 group was 15.7 months and 23.7 months, respectively.

●	The median OS in the PARPi + NACT group was 45.6 months and has not yet been reached in the PARPi + NACT + IMNN-001 group.

While the data are still preliminary, the Company believes that patients treated with a combination of NACT + PARPi + IMNN-001 appear to have the greatest benefit and should be the focus of on-going follow-up.

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

IMNN-001 in Combination with bevacizumab. In February 2023, the Company and Break Through Cancer, a public foundation dedicated to supporting translational research in the most difficult-to-treat cancers that partners with top cancer research centers, announced the commencement of patient enrollment in a collaboration to evaluate IMNN-001 in combination with bevacizumab in patients with advanced ovarian cancer in the frontline, neoadjuvant clinical setting.

This Phase I/II study, titled “Targeting Ovarian Cancer Minimal Residual Disease (MRD) Using Immune and DNA Repair Directed Therapies,” is expected to enroll 50 patients with Stage III/IV advanced ovarian cancer and is being led by principal investigator Amir Jazaeri, M.D., Vice Chair for Clinical Research and Director of the Gynecologic Cancer Immunotherapy Program in the Department of Gynecologic Oncology and Reproductive Medicine at MD Anderson. Dana-Farber Cancer Institute, The Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins and Memorial Sloan Kettering Cancer Center will also be participating in the trial. In addition, The Koch Institute for Integrative Cancer Research at the Massachusetts Institute of Technology (MIT) will provide artificial intelligence services including biomarker and genomic analysis.

Patients are being randomized 1:1 in a two-arm trial. In October 2023, the first patient began treatment at University of Texas MD Anderson Cancer Center in the Phase I/II Clinical Trial Evaluating IMNN-001 in Combination with Bevacizumab in Advanced Ovarian Cancer. The trial’s primary endpoint is detection of minimal residual disease (MRD) by second look laparoscopy (SLL), and the secondary endpoint is PFS. Initial SLL data are expected within one year following the completion of enrollment and final PFS data are expected approximately three years following the completion of enrollment. This trial will also include a wealth of translational endpoints aimed at understanding the clonal evolution and immunogenomic features of the MRD phase of ovarian cancer that is currently undetectable by imaging or tumor markers.

PLACCINE DNA VACCINE MODALITY: IMNN-101

In January 2021, the Company announced the filing of a provisional U.S. patent application for a novel DNA-based, investigational vaccine for preventing or treating infections from a broad range of infectious agents including the coronavirus disease using its PLACCINE DNA vaccine modality (“PLACCINE”). The provisional patent covers a family of novel composition of multi-cistronic vectors and polymeric nanoparticles that comprise the PLACCINE DNA vaccine platform technology for preventing or treating infectious agents that have the potential for global pandemics, including the SARS-CoV-2 virus and its variations, using the Company’s TheraPlas platform technology.

Imunon’s PLACCINE DNA vaccine modality is characterized by a single mono-cistronic or multi-cistronic DNA plasmid vector expressing single or multiple pathogen antigens delivered with a synthetic delivery system. We believe it is adaptable to creating vaccines for a multitude of pathogens, including emerging pathogens leading to pandemics as well as infectious diseases that have yet to be effectively addressed with current vaccine technologies. This flexible vaccine platform is well supported by an established supply chain to produce any plasmid vector and its assembly into a respective vaccine formulation.

The need for new vaccine technologies is urgent. Since 1980, more than 80 pathogenic viruses have been discovered, yet fewer than 4% have a commercially available prophylactic vaccine. We have engaged with the Biomedical Advanced Research and Development Authority (“BARDA”), a division of the U.S. Department of Health and Human Services (“HHS”), to consider certain pathogens BARDA has identified as the most urgent and the most important.

PLACCINE is an extension of the Company’s synthetic, non-viral TheraPlas delivery technology currently in a Phase II trial for the treatment of late-stage ovarian cancer with IMNN-001. Imunon’s proprietary multifunctional DNA vaccine technology concept is built on the flexible PLACCINE technology platform that is amenable to rapidly responding to the SARS-CoV-2 virus, as well as possible future mutations of SARS-CoV-2, other future pandemics, emerging bioterrorism threats, and novel infectious diseases. Imunon’s extensive experience with TheraPlas suggests that the PLACCINE-based nanoparticles are stable at storage temperatures of 4°C to 25°C, making vaccines developed on this platform easily suitable for broad world-wide distribution.

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

COVID-19 Vaccine Overview

Emerging data from the recent literature indicate that the quality of the immune response as opposed to its absolute magnitude is what dictates SARSCoV-2 viral clearance and recovery and that an ineffective or non-neutralizing enhanced antibody response might actually exacerbate disease. The first-generation COVID-19 vaccines were developed for rapid production and deployment and were not optimized for generating cellular responses that result in effective viral clearance. Though early data have indicated some of these vaccines to be over 95% effective, these first-generation vaccines were primarily designed to generate a strong antibody response, and while they have been shown to provide prophylactic protection against disease, the durability of this protection is currently unclear. Most of these vaccines have been specifically developed to target the SARS-CoV-2 Spike (S) protein (antigen), though it is known that restricting a vaccine to a sole viral antigen creates selection pressure that can serve to facilitate the emergence of viral resistance. Indeed, even prior to full vaccine rollout, it has been observed that the S protein is a locus for rapid evolutionary and functional change as evidenced by the D614G, Y453F, 501Y.V2, and VUI-202012/01 mutations/deletions. This propensity for mutation of the S protein leads to future risk of efficacy reduction over time as these mutations accumulate.

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

On September 2, 2021, the Company announced results from preclinical in vivo studies showing production of antibodies and cytotoxic T-cell response specific to the spike antigen of SARS-CoV-2 when immunizing BALB/c mice with the Company’s next-generation PLACCINE DNA vaccine platform. Moreover, the antibodies to SARS-CoV-2 spike antigen prevented the infection of cultured cells in a viral neutralization assay. The production of antibodies predicts the ability of PLACCINE to protect against SARS-CoV-2 exposure, and the elicitation of cytotoxic T-cell response shows the vaccine’s potential to eradicate cells infected with SARS-CoV-2. These findings demonstrated the potential immunogenicity of Imunon’s PLACCINE DNA vaccine, which is intended to provide broad-spectrum protection and resistance against variants by incorporating multiple viral antigens, to improve vaccine stability at storage temperatures of 4°C and above, and to facilitate cheaper and easier manufacturing.

On January 31, 2022, the Company announced the initiation of a nonhuman primate (“NHP”) challenge study with Imunon’s DNA-based approach for a SARS-CoV-2 vaccine. The NHP pilot study followed the generation of encouraging mouse data and will evaluate the Company’s lead vaccine formulations for safety, immunogenicity and protection against SARS-CoV-2. In completed preclinical studies, Imunon demonstrated a favorable safety profile and efficient immune responses including IgG response, neutralizing antibodies and T-cell responses that parallel the activity of commercial vaccines following intramuscular (IM) administration of novel vaccine compositions expressing a single viral antigen. In addition, vector development has shown promise of neutralizing activity against a range of SARS-CoV-2 variants. Imunon’s DNA-based vaccines have been based on a simple intramuscular injection that does not require viral encapsulation or special equipment for administration.

In April 2022, the Company presented its PLACCINE platform technology at the 2022 World Vaccine Congress. In an oral presentation during a Session on Cancer and Immunotherapy, Dr. Khursheed Anwer, the Company’s Chief Science Officer, highlighted the Company’s technology platform in his presentation entitled: “Novel DNA Approaches for Cancer Immunotherapies and Multivalent Infectious Disease Vaccines.” PLACCINE has demonstrated the potential to be a powerful platform that provides for rapid design capability for targeting two or more different variants of a single virus in one vaccine. There is a clear public health need for vaccines today that address more than one strain of viruses, like COVID-19, which have fast evolving variant capability to offer the widest possible protection. Murine model data has thus far been encouraging and suggests that the Company’s approach provides not only flexibility, but also the potential for efficacy comparable to benchmark COVID-19 commercial vaccines with durability to protect for more than six months.

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

Final data from its now completed proof-of-concept mouse challenge study confirmed that a PLACCINE DNA-based vaccine can produce robust levels of IgG, neutralizing antibodies, and T-cell responses. The data demonstrated the ability of the Company’s PLACCINE vaccine to protect a SARS-CoV-2 mouse model in a live viral challenge. In the study, mice were vaccinated with a PLACCINE vaccine expressing the SARS-CoV-2 spike antigen from the D614G variant or the Delta variant, or a combination vaccine expressing both the D614G and Delta spike variants. The vaccination was administered by intramuscular injection on Day 0 and Day 14, followed by challenge with live SARS-CoV-2 virus on Day 42. All three vaccines, including the single and dual antigen vaccines, were found to have a favorable safety profile and elicited IgG responses and inhibited the viral load by 90-95%. The dual antigen vaccine was equally effective against both variants of the SARS CoV-2 virus.

In October 2022, the Company reported partial results from an ongoing non-human primate study designed to examine the immunogenicity of its proprietary PLACCINE vaccine which supported PLACCINE as a viable alternative to mRNA vaccines. The study examined a single plasmid DNA vector containing the SARS-CoV-2 Alpha variant spike antigen formulated with a synthetic DNA delivery system and administered by intramuscular injection. In the study, Cynomolgus monkeys were vaccinated with the PLACCINE vaccine or a commercial mRNA vaccine on Day 1, 28 and 84. Analysis of blood samples for IgG and neutralizing antibodies showed evidence of immunogenicity both in PLACCINE and mRNA vaccinated subjects. Analysis of bronchoalveolar lavage for viral load by quantitative PCR showed viral clearance by >90% of the non-vaccinated controls. Viral clearance from nasal swab followed a similar pattern in a majority of vaccinated animals and a similar clearance profile was observed when viral load was analyzed by the tissue culture infectious dose method.

In March 2023, the Company announced final results from the NHP study involving three vaccine-treated non-human primates. The final data were consistent with the earlier data and showed excellent immunological response and viral clearance. More specifically, in this NHP study, we examined PLACCINE activity against a more advanced SARS-CoV-2 variants and at a DNA dose that was not previously tested in NHP and demonstrated robust IgG responses, neutralizing antibody responses and complete clearance of virus following the challenge as seen in the previous study.

In a recent mouse study, a single dose of PLACCINE vaccine without a booster dose produced longer duration of IgG responses and higher T-cell activation than an mRNA vaccine. A 12-month PLACCINE stability study demonstrated continued drug stability at 4° C (standard refrigerated temperature).

In March 2023, these compelling data were presented at the Vaccine Technology Summit 2023 in Boston. They showed robust immunogenicity and protection in SARS-CoV-2 models, durable cellular or humoral responses detectable for more than 12 months, comparable protection activity to a commercial mRNA vaccine in a booster-dose comparison and superior immune quality versus the mRNA vaccine in a single-dose comparison.

In March 2023, the Company filed with the FDA a pre-IND package in advance of beginning human testing of a SARS-CoV-2 seasonal booster vaccine. In July 2023, the FDA confirmed in a written response our plug and play strategy agreeing that a platform approach to pre-clinical toxicology testing with reference to updated SARS-CoV-2 genes that align with current variant of concern may be used without additional need for toxicology studies. This demonstrated the flexibility and versatility of our platform, which allows for the rapid production and development of any vaccine by simply changing the antigen coding cassette.

The Company announced on March 13, 2024 that it has submitted an IND application for a Phase I/II trial with IMNN-101, a seasonal COVID-19 booster vaccine, following positive feedback from the FDA. Development of our PlaCCine modality reached important milestones with confirmation of its value across pathogens of interest by demonstrating the immunogenicity and safety of our vaccines in animals. The Company has generated compelling data in SARS-CoV-2 and with IMNN-101, a next-generation COVID-19 seasonal booster, and expects to begin patient enrollment in a Phase I/II trial in the second quarter of 2024.

During the third quarter of 2023, the Company chose the Lassa virus as a pathogen target of interest for its PLACCINE modality. In August 2023, the Company announced it had entered into a Cooperative Research and Development Agreement (“CRADA”) with the National Institute of Allergy and Infectious Diseases (“NIAID”) to evaluate the immunogenicity and efficacy of two Imunon DNA-based Lassa virus vaccine candidates. Under the three-year agreement, the NIAID will assess the efficacy of PlaCCine DNA constructs against Lassa virus in guinea pig and non-human primate disease models, including both prime and prime-boost vaccine strategies.

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

During the fourth quarter of 2023, the Company updated data related to IMUNON’s PlaCCine SARS-CoV-2 DNA vaccine, including studies showing PlaCCine expresses spike proteins in mice and primates demonstrating induction of spike-specific neutralizing antibody responses and CD8 and CD4 spike-specific cellular responses. The induced immune responses in vaccinated mice were maintained for up to 14 months after vaccination. Research being presented also shows that in both primates and mice, the induced immune responses reduced lung viral loads by more than 90%. In mouse studies, robust immune responses were observed following a single intramuscular injection of either PlaCCine SARS-CoV-2 DNA vaccine or a novel PlaCCine Lassa Virus DNA vaccine.

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

THERMODOX® - DIRECTED CHEMOTHERAPY

OPTIMA Study

The OPTIMA Study was designed to (i) evaluate ThermoDox® in combination with a first line therapy, radiofrequency ablation (“RFA”), for newly diagnosed, intermediate stage HCC patients and (ii) enroll up to 550 patients globally at approximately 65 clinical sites in the U.S., Canada, the European Union (“EU”), China and other countries in the Asia-Pacific region. The primary endpoint for the OPTIMA Study was OS, and the secondary endpoints were progression free survival and safety. The statistical plan called for two interim efficacy analyses by an independent Data Monitoring Committee (“DMC”).

●	In August 2018, the Company announced that the OPTIMA Study was fully enrolled.

●	On August 5, 2019, the Company announced that the prescribed number of OS events had been reached for the first prespecified interim analysis of the OPTIMA Phase III Study. Following preparation of the data, the first interim analysis was conducted by the DMC. The DMC’s pre-planned interim efficacy review followed 128 patient events, or deaths, which occurred in August 2019.

●	On November 4, 2019, the Company announced that the DMC unanimously recommended the OPTIMA Study continue according to protocol. The recommendation was based on a review of blinded safety and data integrity from 556 patients enrolled in the OPTIMA Study. Data presented demonstrated that PFS and OS data appeared to be tracking with patient data observed at a similar point in the Company’s subgroup of patients followed prospectively in the earlier Phase III HEAT Study, upon which the OPTIMA Study was based.

●	On April 15, 2020, the Company announced that the prescribed minimum number of events of 158 patient deaths had been reached for the second pre-specified interim analysis of the OPTIMA Phase III Study. The hazard ratio for success at 158 deaths was 0.70, which represented a 30% reduction in the risk of death compared with RFA alone.

●	On July 13, 2020, the Company announced that it had received a recommendation from the DMC to consider stopping the global OPTIMA Study. The recommendation was made following the second pre-planned interim safety and efficacy analysis by the DMC on July 9, 2020. The DMC analysis found that the prespecified boundary for stopping the trial for futility of 0.900 was crossed with an actual value of 0.903. However, the 2-sided p-value of 0.524 for this analysis provided uncertainty, subsequently, the DMC left the final decision of whether or not to stop the OPTIMA Study to the Company. There were no safety concerns noted during the interim analysis. The Company followed the advice of the DMC and considered its options either to stop the study or continue to follow patients after a thorough review of the data, and an evaluation of our probability of success. On August 4, 2020, the Company announced it would continue following patients for OS, noting that the unexpected and marginally crossed futility boundary, suggested by the Kaplan-Meier analysis at the second interim analysis on July 9, 2020, may be associated with a data maturity issue.

●	On October 12, 2020, the Company provided an update on the ongoing data analysis from its Phase III OPTIMA Study with ThermoDox® as well as growing interest among clinical investigators in conducting studies with ThermoDox® as a monotherapy or in combination with other therapies.

●	On February 11, 2021, the Company provided a final update on the Phase III OPTIMA Study and the decision to stop following patients in the Study. Independent analyses conducted by a global biometrics contract research organization and the National Institutes of Health (the “NIH”), did not find any evidence of significance or factors that would justify continuing to follow patients for OS. Therefore, the Company notified all clinical sites to discontinue following patients. The OPTIMA Study database of 556 patients has been frozen at 185 patient deaths. While the analyses did identify certain patient subgroups that appear to have had a clinical benefit, the Company concluded that it would not be in its best interest to pursue these retrospective findings as the regulatory hurdles supporting further discussion will be significant.

BUSINESS STRATEGY AND DEVELOPMENT PLAN

We have not generated and do not expect to generate any revenue from product sales in the next several years, if at all. An element of our business strategy has been to pursue, as resources permit, the research and development of a range of drug candidates for a variety of indications. We may also evaluate licensing products from third parties to expand our current product pipeline. This is intended to allow us to diversify the risks associated with our research and development expenditures. To the extent we are unable to maintain a broad range of drug candidates, our dependence on the success of one or a few drug candidates would increase and would have a more significant impact on our financial prospects, financial condition, and market value. We may also consider and evaluate strategic alternatives, including investment in, or acquisition of, complementary businesses, technologies, or products. Drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval. The timing and the outcome of clinical results are extremely difficult to predict. The success or failure of any preclinical development and clinical trial can have a disproportionately positive or negative impact on our results of operations, financial condition, prospects, and market value.

Our current business strategy includes the possibility of entering into collaborative arrangements with third parties to complete the development and commercialization of our drug candidates. In the event that third parties are contracted to manage the clinical trial process for one or more of our drug candidates, the estimated completion date would largely be under the control of that third party rather than us. We cannot forecast with any degree of certainty which proprietary products or indications, if any, will be subject to future collaborative arrangements, in whole or in part, and how such arrangements would affect our development plan or capital requirements. We may also apply for subsidies, grants or government or agency-sponsored studies that could reduce our development costs. However, we cannot forecast with any degree of certainty whether we will be selected to receive any subsidy, grant or governmental funding.

As of December 31, 2023, the Company had $15.7 million in cash and cash equivalents, short-term investments, and interest receivable to fund its operations. The Company also has a $1.3 million receivable from the sale of the Company’s State of New Jersey net operating losses. The Company’s primary sources of cash have been proceeds from the issuance and sale of its common stock via its at-the-market (“ATM”) program and other potential funding transactions. There can be no assurance that the Company will be able to do so in the future on a timely basis on terms acceptable to the Company, or at all. The Company has not yet commercialized any of its product candidates. Even if the Company commercializes one or more of its product candidates, it may not become profitable in the near term. The Company’s ability to achieve profitability depends on several factors, including its ability to obtain regulatory approval for its product candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its product candidates alone or in partnership.

Such conditions raise substantial doubts about the Company’s ability to continue as a going concern. Based on the above, management has determined there is substantial doubt regarding our ability to continue as a going concern. The report of our independent registered public accounting firm for the year ended December 31, 2023 includes an explanatory paragraph which expresses substantial doubt about our ability to continue as a going concern.

Management’s plan includes raising funds from outside investors via its ATM program and other potential funding sources as mentioned. However, as mentioned above, there is no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or will provide the Company with sufficient funds to meet its objectives. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

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

RESEARCH AND DEVELOPMENT EXPENDITURES

We are engaged in a limited amount of research and development in our own facilities and have sponsored research programs in partnership with various research institutions, including the NIH, the Wistar Institute and Acuitas Therapeutics. The majority of the spending in research and development is for the funding of IMNN-001 clinical trials and our next generation vaccine initiative. Research and development expenses were approximately $11.3 million and $11.7 million for the years ended December 31, 2023 and 2022, respectively. See Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report for additional information regarding expenditures related to our research and development programs.

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

Research and Development

The vehicle by which FDA approves a new pharmaceutical product or a biologic product for sale and marketing in the U.S. is a New Drug Application (“NDA”) or a Biologics License Application (“BLA”). A new drug or biological product cannot be marketed in the U.S. without FDA’s approval of an NDA/BLA. The steps ordinarily required before a new drug can be marketed in the U.S. include (a) completion of pre-clinical and clinical studies; (b) submission of an IND, which must become effective before human clinical trials may commence; (c) completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product to support each of its proposed indications; (d) submission and FDA acceptance of an NDA/BLA; (e) completion of an FDA inspection and potential audits of the facilities where the drug or biological product is manufactured to assess compliance with current Good Manufacturing Practice (“cGMP”) and to assure adequate identity, strength, quality, purity, and potency; and (e) FDA review and approval of the NDA/BLA.

Pre-clinical tests include laboratory evaluations of product chemistry, toxicity, formulation and stability, as well as animal studies, to assess the potential safety and efficacy of the product. Pre-clinical safety tests that support or are intended to support an IND or NDA/BLA must be conducted by laboratories that comply with FDA regulations regarding good laboratory practice. The results of pre-clinical tests are submitted to the FDA as part of an IND for review before the commencement of human clinical trials. The absence of FDA objection to an IND does not necessarily mean that the FDA will ultimately approve an NDA/BLA or that a drug candidate otherwise will come to market.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with good clinical practices under protocols submitted to the FDA as part of an IND and with informed consent from the patient. Also, each clinical trial must be approved by an Institutional Review Board (“IRB”) and is subject to ongoing IRB monitoring.

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

There can be no assurance that any of our clinical trials will be completed successfully within any specified time period or at all. We may suspend clinical trials at any time, or the FDA or IRB may suspend clinical trials at any time on various grounds, including among other things, if we, the FDA, our independent DMC, or the IRB conclude that clinical subjects are being exposed to an unacceptable health risk. The FDA inspects and reviews clinical trial sites, informed consent forms, data from the clinical trial sites (including case report forms and record keeping procedures) and the performance of the protocols by clinical trial personnel to determine compliance with good clinical practices. The conduct of clinical trials is complex and difficult, and there can be no assurance that the design or the performance of the clinical trial protocols of any of our current or future drug candidates will be successful.

U.S. Review and Approval Process

The results of pre-clinical studies and clinical trials, if successful, are submitted to FDA in the form of an NDA or BLA. Among other things, the FDA reviews an NDA to determine whether the product is safe and effective for its intended use and reviews a BLA to determine whether the product is safe, pure, and potent, and in each case, whether the drug candidate is being manufactured in accordance with cGMP. The testing, submission, and approval process requires substantial time, effort, and financial resources, including substantial application user fees and annual program user fees. There can be no assurance that any approval will be granted for any product at any time, according to any schedule, or at all. The FDA may refuse to accept or approve an application if it determines those applicable regulatory criteria are not satisfied. The FDA may also require additional testing for safety and efficacy. Even if regulatory approval is granted, the approval will be limited to specific indications. There can be no assurance that any of our current drug candidates will receive regulatory approvals for marketing or, if approved, that approval will be for any or all of the indications that we request.

The FDA has agreed to certain performance goals in the review of NDAs and BLAs. The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the NDA/BLA is accepted for filing, the FDA seeks to complete its review of most standard review applications within ten months of the date of acceptance for filing of an original BLA or an NDA for a new molecular entity; FDA seeks to complete its review of most priority review applications for such an NDA or BLA within six months of the date or acceptance for filing. Priority review is applied to a drug candidate that the FDA determines has the potential to treat a serious or life-threatening condition and, if approved, would provide a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

FDA Regulations Specific to Gene Therapy Products

The FDA regulates gene therapy products, including vaccines based on gene-therapy technologies, as biological products. While biological products intended for therapeutic use may be regulated by either the Center for Biologics Evaluation and Research (“CBER”) or the Center for Drug Evaluation and Research (“CDER”), gene-therapy products and vaccines are regulated by CBER. Biological products are subject to extensive regulation under the FDCA, the PHSA, and implementing regulations. Each clinical trial of an investigational gene therapy must be reviewed and approved by the Institutional Biosafety Committee (“IBC”) for each clinical site if they receive any funding whatsoever from the NIH. IBCs were established under NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules (“NIH Guidelines”) to provide local review and oversight of nearly all forms of research utilizing recombinant or synthetic nucleic acid molecules. An IBC assesses biosafety issues, specifically, safety practices and containment procedures, related to research involving recombinant or synthetic nucleic acid molecules. While compliance with the NIH Guidelines is only mandatory for investigators at institutions receiving NIH funds for research involving recombinant or synthetic nucleic acid molecules, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Clinical trials subject to IBC oversight nonetheless remain subject other applicable oversight, including by to FDA and IRBs, and only after the applicable submissions, authorizations, or approvals are in place with regulatory authorities can the clinical trials proceed.

Additional Controls for Biological Products

To help reduce the increased risk of the introduction of adventitious agents, the PHSA emphasizes the importance of manufacturing controls for products whose attributes cannot be precisely defined. The PHSA also provides authority to the FDA or other components of HHS to immediately suspend licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs, and create and enforce regulations to prevent the introduction or spread of communicable diseases in the U.S. and between states.

After a BLA is approved, the biological product may be subject to official lot release as a condition of approval. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of products to the FDA together with a release protocol showing the results of the manufacturer’s tests performed on the lot. The FDA may also perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer.

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

Expedited Development and Review Programs

The FDA has various programs, including Fast Track, priority review, accelerated approval and breakthrough therapy, which are intended to facilitate and expedite the development and review of certain drug candidates, or provide for the approval of a drug candidate on the basis of a surrogate or intermediate endpoint. In January 2021, the FDA granted Fast Track designation for IMNN-001 for the treatment of ovarian cancer.

Even if a drug candidate qualifies for one or more of these programs, the FDA may later decide that the drug candidate no longer meets the conditions for qualification or that the time period for FDA review or approval will be lengthened. Generally, drug candidates that are eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs and those that offer significant benefits over existing treatments. For example, Fast Track is a program designed to facilitate the development and expedite the review of drug candidates that are intended to treat serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs.

Although Fast Track and priority review do not alter the standards for approval, the FDA will attempt to provide opportunities for frequent meetings with a sponsor of a Fast Track-designated drug candidate and expedite review of the application for a drug candidate designated for priority review. Accelerated approval is available for a new drug candidate that meets the following criteria: it is intended to treat a serious or life-threatening disease or condition, generally provides a meaningful advantage over available therapies and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”) that is reasonably likely to predict an effect on IMM or other clinical benefit. A surrogate endpoint is a laboratory measurement, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug candidate receiving accelerated approval perform post-marketing clinical trials to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical benefit, and the drug may be subject to expedited withdrawal procedures if the sponsor fails to conduct a required post-marketing study with due diligence, a required post-marketing study fails to verify and describe the predicted effect on IMM or other clinical benefit, other evidence demonstrates that the product is not shown to be safe or effective, or the sponsor disseminates false or misleading promotional materials with respect to the product.

A sponsor may seek FDA designation of a drug candidate as a “breakthrough therapy” if the drug candidate is intended, alone or in combination with one or more other therapeutics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. A request for breakthrough therapy designation should be submitted concurrently with, or as an amendment to, an IND, but ideally no later than the end-of-Phase II meeting. If a drug receives breakthrough therapy designation, FDA will seek to ensure that the sponsor receives timely advice and interactive communications to help the sponsor design and conduct a drug development program as efficiently as possible. Additionally, FDA seeks to involve senior managers and experienced staff in the review of a breakthrough therapy-designated product. FDA may consider reviewing parts of an NDA or BLA for a breakthrough therapy-designated product on a rolling basis, before the sponsor submits the complete application. Fast Track and breakthrough therapy designations may be rescinded if the drug candidate no longer meets the designation criteria. Fast Track designation, priority review, accelerated approval, and breakthrough therapy designation do not change the standards for approval, but depending on the type of designation, may expedite the development or approval process.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products are required to register and disclose certain clinical trial information to the NIH. Information related to the product, patient population, phase of investigation, trial sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials within one year of completion, although disclosure of the results of these trials can be delayed in certain circumstances for up to two additional years. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

Orphan Drug Designation

In 2005, the FDA granted orphan drug designation for IMNN-001 for the treatment of ovarian cancer. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. However, if a product which has an orphan drug designation subsequently receives the first FDA approval for a drug for the indication for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity, consent by the holder of orphan drug exclusivity to the approval of another application before the expiration of such exclusivity, or a finding by the FDA that the holder of exclusivity cannot ensure the availability of sufficient quantities of the drug to meet the needs of persons with the designated disease or condition. Orphan drug designation can also provide opportunities for grant funding towards clinical trial costs, tax advantages and a potential exemption from certain FDA user fees.

In September 2021, the U.S. Court of Appeals for the Eleventh Circuit held in Catalyst Pharmaceuticals, Inc. v. Becerra that the FDA had erred by limiting the scope of orphan drug exclusivity for FIRDAPSE® (amifampridine) to the product’s approved indication, an action that the FDA took in accordance with its regulations interpreting the Orphan Drug Act. The court held that under the Orphan Drug Act, FIRDAPSE®’s orphan drug exclusivity instead protected the rare disease or condition that received orphan drug designation. Following this court decision in the Catalyst case, the FDA announced in January 2023 that it would continue to apply the FDA’s regulations limiting the scope of orphan drug exclusivity to a product’s approved uses or indications. As a result of the FDA’s announcement, the scope of orphan drug exclusivity and other issues relating to the FDA’s implementation of the Orphan Drug Act with respect to previously approved and future products may be the subject of further litigation or legislation.

Hatch-Waxman Exclusivity

The FDCA provides a five-year period of non-patent data exclusivity within the U.S. upon the approval of an NDA for a drug, no active moiety (as defined in FDA’s regulations) of which previously has been approved in an NDA. During the exclusivity period, the FDA generally may not accept for review an abbreviated new drug application (ANDA) or a 505(b)(2) NDA submitted by another company for a drug product containing the same active moiety, except that such applications may be submitted starting four years after approval of the product protected by exclusivity if they contain a certification of patent invalidity, non-infringement or unenforceability.

Biosimilars

The Biologics Price Competition and Innovation Act of 2009 created an abbreviated approval pathway for biological drug candidates that are biosimilar to or interchangeable with an FDA-licensed reference product. The FDA may approve a biosimilar product if it finds, among other requirements, that the product is highly similar to the reference product notwithstanding minor differences in clinically inactive components and there are no clinically meaningful differences between the proposed biosimilar product and the reference product in terms of safety, purity, and potency; the proposed conditions of use have been previously approved for the reference product; and the route of administration, dosage form, and strength of the proposed biosimilar product are the same as those of the reference product. Biosimilarity must be shown through analytical studies, an assessment of toxicity, and a clinical trial or trials, unless the FDA waives a required element. A biosimilar drug candidate may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it not only is biosimilar to the reference product, but also can be expected to produce the same clinical results as the reference product in any given patient, and, for products administered multiple times, alternating or switching between the biological product and the reference product will not increase safety risks or risks of diminished efficacy relative to exclusive use of the reference product.

The FDA will not accept a biosimilar application until four years after the date of first licensure of a biological product licensed under section 351(a) of the PHSA, and the FDA will not approve a biosimilar application until 12 years after such date of first licensure. The first biological drug candidate submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against a finding by the FDA of interchangeability for other biological products with respect to the same reference product for the lesser of (i) one year after first commercial marketing of the first interchangeable biosimilar, (ii) 18 months after the first interchangeable biosimilar is approved if there is no patent challenge brought under section 351(l)(6) of the PHSA, (iii) 18 months after resolution of a lawsuit brought under section 351(l)(6) of the PHSA over the patents of the reference product, or (iv) 42 months after the first interchangeable biosimilar’s application has been approved if a patent lawsuit brought under section 351(l)(6) of the PHSA is ongoing within the 42-month period.

Post-Approval Requirements

After FDA approval of a product is obtained, we and our contract manufacturers are required to comply with various post-approval requirements, including establishment registration and product listing, record-keeping requirements, reporting of adverse reactions and production problems to the FDA, providing updated safety and efficacy information for drugs, or safety, purity, and potency for biological products, and complying with requirements concerning advertising and promotional labeling. As a condition of approval of an NDA/BLA, the FDA may require the applicant to conduct additional clinical trials or other post market testing and surveillance to further monitor and assess the drug’s safety and efficacy. The FDA can also impose other post-marketing controls on us as well as our products including, but not limited to, restrictions on sale and use, through the approval process, regulations and otherwise. The FDA also has the authority to require the recall of our biological products or request a recall of our drug or biological products in the event of material deficiencies or defects in manufacture. A governmentally mandated or requested recall, or a voluntary recall by us, could result from a number of events or factors, including component failures, manufacturing errors, instability of product or defects in labeling.

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

New Legislation and Regulations

From time to time, legislation is drafted, introduced, and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations and policies are often revised or interpreted by the agency in ways that may significantly affect our business and our products, once approved. It is impossible to predict whether further legislative changes will be enacted or whether FDA regulations, guidance, policies or interpretations will be changed or what the effect of such changes, if any, may be.

Other Regulatory Matters

Manufacturing, sales, promotion and other activities of drug candidates following product approval, where applicable, or commercialization are also subject to regulation by numerous regulatory authorities in the U.S. in addition to the FDA, which may include the Centers for Medicare & Medicaid Services (“CMS”), other divisions of the HHS, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments and governmental agencies.

FDA regulations prohibit the promotion of an investigational product for unapproved use. The FDA distinguishes impermissible promotion of an investigational product from the permissible exchange of scientific and medical information among healthcare professionals under certain conditions, which may include company-sponsored scientific and educational activities. The FDA has issued Warning Letters and untitled letters to sponsors and clinical investigators who have claimed, directly or indirectly, that an investigational product is safe and effective for its intended use.

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

●	The federal Anti-Kickback Statute prohibits among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Violations are subject to significant civil and criminal fines and penalties for each violation, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (“FCA”).

●	The federal civil and criminal false claims laws, including the civil FCA, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using, or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs.

●	The federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer or remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies.

●	The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes criminal and civil liability for knowingly and willfully executing a scheme, or attempting to execute a scheme, to defraud any healthcare benefit program, including private payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, or falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services.

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, imposes, among other things, specified requirements on covered entities and their business associates relating to the privacy and security of individually identifiable health information including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates in some cases, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

●	The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. In addition, many states also require reporting of payments or other transfers of value, many of which differ from each other in significant ways and are often not pre-empted, thus further complicating compliance efforts. Effective January 1, 2022, these reporting obligations extended to include transfers of value made in the previous year to certain non-physician providers such as physician assistants and nurse practitioners.

●	Federal consumer protection and unfair competition laws broadly regulate marketplace activities and activities that potentially harm consumers.

●	Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers and restrict marketing practices or require disclosure of marketing expenditures and pricing information; and state and foreign laws that govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts.

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

In the U.S., the collection and use of personal data is increasingly subject to various federal and state privacy and data security laws and regulations, including oversight by various regulatory and other governmental bodies. Those laws and regulations continue to evolve and are increasingly being enforced vigorously by both governmental and private causes of action. For example, following the enactment of the California Consumer Privacy Act of 2018, which was subsequently amended by the Consumer Privacy Rights Act of 2020, other states have established a broad range of privacy obligations for businesses, including robust notice and the right to opt-out from the selling or sharing of personal information, access, correction, portability, deletion, and related obligations. While many of these statutes specifically exempt protected health information that is subject to HIPAA and clinical trial regulations, these statutes have marked the beginning of a trend towards a more stringent state privacy legislative regime in the U.S., which could increase our potential liability and adversely affect our business both from a financial and reputational perspective.

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

At the federal level, for example, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. Key provisions of the IRA include the following, among others:

●	The IRA requires manufacturers to pay rebates for Medicare Part B and Part D drugs where price increases exceed inflation.

●	The IRA eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum and 20% once the out-of-pocket maximum has been reached.

●	The IRA delays the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries.

●	The IRA directs CMS to engage in price-capped negotiation for certain Medicare Part B and Part D products. Specifically, the IRA’s Price Negotiation Program applies to high-expenditure single-source drugs and biologics that have been approved for at least 7 or 11 years, respectively, among other negotiation selection criteria, beginning with ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. The negotiated prices will be capped at a statutorily determined ceiling price. There are certain statutory exemptions from the IRA’s Price Negotiation Program, such as for a drug that has only a single orphan drug designation and is approved only for an indication or indications within the scope of such designation. The IRA’s Price Negotiation Program is currently the subject of legal challenges.

Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties or a potential excise tax. The IRA permits the Secretary of HHS to implement many of the IRA’s provisions through guidance, as opposed to regulation, for the initial years. The effect of the IRA is anticipated to have significant effects on the pharmaceutical industry and may reduce the prices pharmaceutical manufacturers can charge and reimbursement pharmaceutical manufacturers can receive for approved products, among other effects.

The implementation of the IRA and other state and federal healthcare reform measures may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any drug candidates for which we may obtain regulatory approval or the frequency with which any such drug candidate is prescribed or used.

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

Current and Future Healthcare Reform Legislation

In the U.S. and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. For example, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain IND products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval or for which a marketing application has been submitted to the FDA. Under certain circumstances, eligible patients can request access to such an investigational drug product for treatment use without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access regulations. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

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

On November 20, 2020, HHS Office of the Inspector General finalized a regulation with the goal of lowering prescription drug prices and out-of-pocket spending for prescription drugs. Specifically, the final rule clarified and amended the discount safe harbor under the federal Anti-Kickback Statute with the effect that rebates paid from drug manufacturers to Medicare Part D prescription drug plan sponsors, or their pharmacy benefit managers (“PBMs”) would be excluded from liability protection under the discount safe harbor. The rule also added a new safe harbor for point-of-sale reductions in price and another that protects certain fixed-fee service arrangements between PBMs and drug manufacturers.

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

In the EU, before starting a clinical trial, it must be authorized by the competent authority of each EU Member State in which the sponsor plans to conduct the clinical trial. Under the new EU Clinical Trials Regulation (EU) 536/2014, which took effect on 31 January 2022, the sponsor must submit an application dossier to the relevant EU Member States through a central portal, known as the Clinical Trial Information System (CTIS). Part I of the application contains the scientific aspects of the trial, including manufacturing, pre-clinical and clinical data on the product. Part II of the application contains the ethical aspects of the trial. A single reporting Member State assesses Part I and reaches a decision in consultation with the other concerned Member States. Each Member State assesses Part II of the application through its own national ethics committee procedure and reaches its own decision. Clinical trials conducted in the EU (or used for marketing authorization application in the EU) must be conducted in accordance with applicable standards of GCP, including the ICH GCP guidelines. The investigational medicinal products used in clinical trials in the EU must have been manufactured in accordance with EU standards of good manufacturing practice (“GMP”).

As in the U.S., no medicinal product may be placed on the EU market unless a marketing authorization has been issued. In the EU, medicinal products may be authorized under the centralized procedure administered by the EMA or one of the procedures administered by competent authorities in the individual EU Member States (decentralized procedure, mutual recognition procedure, or if the product is to be approved in only one member state, the national procedure). The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU Member States. The centralized procedure is compulsory for specific products, including medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer and products for the treatment of infectious diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure is optional.

Under the centralized procedure in the EU, marketing authorization applications are submitted to the EMA, where they are reviewed by relevant scientific committees, including the Committee for Medicinal Products for Human Use (“CHMP”). The EMA will forward the final CHMP opinion to the European Commission, to use as the basis for deciding whether to grant a marketing authorization. The maximum timeframe for the evaluation of a marketing authorization application by the CHMP is 210 days. However, this timeline excludes clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, so the overall process typically takes a year or more. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major interest for public health and therapeutic intervention, defined by the absence or insufficiency of an appropriate alternative therapeutic approach for the disease to be treated and anticipation of high therapeutic benefit of the new product. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days.

Marketing authorization applications for generic of biosimilar medicinal products do not need to include the results of pre-clinical studies and clinical trials, but instead can refer to the data included in the marketing authorization of a reference product for which regulatory data exclusivity has expired. If a marketing authorization is granted for a medicinal product containing a new active substance, that product benefits from eight years of data exclusivity, during which generic or biosimilar applications referring to the data of that product will not be accepted by the regulatory authorities, and a further two years of market exclusivity, during which such generic or biosimilar products may not be placed on the market. The two-year market exclusivity period may be extended to three years if during the first eight years of the product’s authorization, a new therapeutic indication with significant clinical benefit over existing therapies is approved.

In the EU, a medicinal product may be designated as an orphan medicinal product if the sponsor can establish that it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10 thousand persons in the EU, or that, for the same purposes, it is unlikely that the marketing of the medicinal product would generate sufficient return in the EU to justify the necessary investment; and in either case that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, that the medicinal product will be of significant benefit to those affected by that condition. Orphan medicinal product designation entitles the sponsor to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following marketing authorization for the orphan indication. During this period, the competent authorities may not accept or approve any similar medicinal product for the same therapeutic indication, unless (i) the second medicinal product is safer, more effective or otherwise clinically superior to the authorized orphan product; (ii) the marketing authorization holder for the authorized product consents to a second orphan medicinal product application; or (iii) the marketing authorization holder for the authorized product cannot supply enough orphan medicinal product. This period may be reduced to six years if the orphan medicinal product designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of orphan designation.

In the EU, the requirements for pricing, coverage and reimbursement of any drug candidates for which we obtain regulatory approval are provided for by the national laws of EU Member States. Governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. The downward pressure on healthcare costs in general, particularly prescription medicines, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

MANUFACTURING AND SUPPLY

We do not currently own or operate manufacturing facilities for the production of preclinical, clinical or commercial quantities of any of our drug candidates. We currently contract with third-party contract manufacturing organizations (“CMOs”) for our preclinical and clinical trial supplies, and we expect to continue to do so to meet the preclinical and any clinical requirements of our drug candidates. We have agreements for the supply of such drug materials with manufacturers or suppliers that we believe have sufficient capacity to meet our demands. In addition, we believe that adequate alternative sources for such supplies exist. However, there is a risk that, if supplies are interrupted, it would materially harm our business. We typically order raw materials and services on a purchase order basis and do not enter into long-term dedicated capacity or minimum supply arrangements.

Manufacturing is subject to extensive regulations that impose various procedural and documentation requirements, which govern record keeping, manufacturing processes and controls, personnel, quality control and quality assurance, among others. Medical product manufacturers and other entities involved in the manufacture and distribution of approved drug or biologic products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. cGMP is a regulatory standard for the production of pharmaceuticals that will be used in humans which is recognized by FDA and many foreign regulatory authorities. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain GMP compliance. We use CMOs which manufacture our drug candidates under cGMP conditions. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval. The FDA has the authority to take a variety of actions to address violations, including suspending the review of a pending application; refusing to approve or withdrawing approval of a marketing application; placing a study on clinical hold; issuing warning or untitled letters; ordering or requesting a product recall; seizing product in distribution; seeking an injunction to stop manufacture and distribution of a product; seeking restitution, disgorgement of profits, and fines; and debarring a company and its executives individually from participation in any capacity in the drug approval process. In addition, the U.S. Department of Justice has the authority to criminally prosecute companies and company executives for violations of the FDCA and the PHSA.

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

Most of our competitors, either alone or together with their collaborative partners, have substantially greater financial resources and larger research and development staffs than we do. In addition, most of these organizations, either alone or together with their collaborators, have significantly greater experience than we do in developing products, undertaking preclinical testing and clinical trials, and manufacturing and marketing products. Mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated among our competitors. These companies, as well as academic institutions, governmental agencies, and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants. Our ability to compete successfully with other companies in the pharmaceutical and biotechnology field also depends on the status of our collaborations and on the continuing availability of capital to us.

IMNN-001 Immunotherapy

Studied indications for IMNN-001 currently include newly diagnosed Stage III/IV ovarian cancer. In evaluating the competitive landscape for this indication, neo-adjuvant and/or adjuvant chemotherapy to debulking surgery (carboplatin and paclitaxel for ovarian cancer) is the standard of care. Bevacizumab, an angiogenesis inhibitor, can be used in conjunction with the adjuvant chemotherapy and prolonged until progression (the maintenance phase of the treatment).

IMNN-001 is being studied as an adjuvant to both chemotherapy standard of care regimens, as well as anti-angiogenesis compounds. To support these cases, we are conducting clinical studies in combination with chemotherapy, chemotherapy and bevacizumab for newly diagnosed ovarian cancer.

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

If any of our competitors develop products with efficacy or safety profiles significantly better than our drug candidates, we may not be able to commercialize our products, if approved, and sales of any of our commercialized products, if any, could be harmed. Some of our competitors and potential competitors have substantially greater product development capabilities and financial, scientific, marketing and human resources than we do. Competitors may develop products earlier, obtain regulatory approvals for products more rapidly, or develop products that are more effective than those under development by us. We will seek to expand our technological capabilities to remain competitive; however, research and development by others may render our technologies or products obsolete or noncompetitive or result in treatments or cures superior to ours.

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

INTELLECTUAL PROPERTY

Patents and Proprietary Rights

For the TheraPlas technology, we own five patents in U.S. and international patents and related applications with claims on methods and compositions of matter that cover various aspects of TheraPlas and IMNN-001 technologies. The issued patents have expiration dates ranging from 2025 to 2028. Four new patents of the TheraPlas family were filed in 2023.

For the PlaCCine technology, we have filed four patent applications in the U.S. and abroad between 2021 and 2023 with claims on methods and compositions of matter that cover various aspect of the Company’s prophylactic and therapeutic vaccine technologies.

As mentioned above, the FDA granted orphan drug designation to IMNN-001 for the treatment of ovarian cancer. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. However, if a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Orphan drug designation can also provide opportunities for grant funding towards clinical trial costs, tax advantages and FDA user-fee benefits.

There can be no assurance that an issued patent will remain valid and enforceable in a court of law through the entire patent term. Should the validity of a patent be challenged, the legal process associated with defending the patent can be costly and time consuming. Issued patents can be subject to oppositions, interferences and other third-party challenges that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant or broad coverage). Competitors may be able to circumvent our patents. Development and commercialization of pharmaceutical products can be subject to substantial delays, and it is possible that at the time of commercialization any patent covering the product has expired or will be in force for only a short period of time following commercialization. We cannot predict with any certainty if any third-party U.S. or foreign patent rights, other proprietary rights, will be deemed infringed by the use of our technology. Nor can we predict with certainty which, if any, of these rights will or may be asserted against us by third parties. Should we need to defend ourselves and our partners against any such claims, substantial costs may be incurred. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief, which could effectively block our ability to develop or commercialize some or all of our products, if approved, in the U.S. and abroad and could result in the award of substantial damages. In the event of a claim of infringement, we or our partners may be required to obtain one or more licenses from a third party. There can be no assurance that we can obtain a license on a reasonable basis should we deem it necessary to obtain rights to an alternative technology that meets our needs. The failure to obtain a license may have a material adverse effect on our business, results of operations and financial condition.

In addition to the rights available to us under completed or pending license agreements, we rely on our proprietary know-how and experience in the development and use of heat for medical therapies, which we seek to protect, in part, through proprietary information agreements with employees, consultants and others. There can be no assurance that these proprietary information agreements will not be breached, that we will have adequate remedies for any breach, or that these agreements, even if fully enforced, will be adequate to prevent third-party use of the Company’s proprietary technology. Please refer to Part I, Item 1A, Risk Factors of this Annual Report, including, but not limited to, “We rely on trade secret protection and other unpatented proprietary rights for important proprietary technologies, and any loss of such rights could harm our business, results of operations and financial condition.” Similarly, we cannot guarantee that technology rights licensed to us by others will not be successfully challenged or circumvented by third parties, or that the rights granted will provide us with adequate protection. Please refer to Part I, Item 1A, Risk Factors of this Annual Report, including, but not limited to, “Our business depends on license agreements with third parties to permit us to use patented technologies. The loss of any of our rights under these agreements could impair our ability to develop and market our products, if approved.”

EMPLOYEES

As of March 28, 2024, we employed 33 full-time employees. We also maintain active independent contractor relationships with various individuals, most of whom have month-to-month or annual consulting agreements. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

The Company was founded in 1982 and is a Delaware corporation. Our principal executive offices are located at 997 Lenox Drive, Suite 100, Lawrenceville, NJ 08648. Our telephone number is (609) 896-9100. The Company’s website is www.Imunon.com. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated into, this Annual Report.

AVAILABLE INFORMATION

We make available free of charge through our website, www.Imunon.com, our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). In addition, our website, www.imunon.com, includes other items related to corporate governance matters, including, among other things, our corporate governance principles, charters of various committees of the Board of Directors, and our code of business conduct and ethics applicable to all employees, officers and directors. We intend to disclose on our internet website any amendments to or waivers from our code of business conduct and ethics as well as any amendments to its corporate governance principles or the charters of various committees of the Board of Directors. Copies of these documents may be obtained, free of charge, from our website. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file periodic and other reports electronically with the Securities and Exchange Commission. The address of that site is www.sec.gov. The information available on or through our website is not a part of this Annual Report and should not be relied upon.

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

Risk Factors Summary

The following is a summary of some of the Company’s most important risks and uncertainties that could materially adversely affect our business, financial condition, and results of operations. You should read this summary together with a more detailed description of each risk factor. Additional discussion of the risks summarized in this Risk Factors Summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC, before making an investment in our securities.

Risk Related to Our Business and Operations

●	We have a history of significant losses from operations and expect to continue to incur significant losses for the foreseeable future and we may never achieve or maintain profitability.
●	We might not be able to continue as a going concern, which could cause our stockholders to lose most or all of their investment.
●	We will need to raise additional capital to fund our planned future operations, and we may be unable to secure such capital without dilutive financing transactions. If we are not able to raise additional capital, we may not be able to complete the development, testing and commercialization of our drug candidates.
●	Drug development is an inherently uncertain process with a high risk of failure at every stage of development.
●	If we do not obtain or maintain FDA and foreign regulatory approvals for our drug candidates on a timely basis, or at all, or if the terms of any approval impose significant restrictions or limitations on use, we will be unable to sell those products and our business, results of operations and financial condition will be negatively affected.
●	New gene-based products for therapeutic applications are subject to extensive regulation by the FDA and comparable agencies in other countries. The precise regulatory requirements with which we will have to comply, now and in the future, are uncertain due to the novelty of the gene-based products we are developing.
●	If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
●	We rely on third parties to conduct all of our clinical trials.
●	Because we rely on third-party manufacturing and supply partners, our supply of research and development, preclinical and clinical development materials may become limited or interrupted or may not be of satisfactory quantity or quality.
●	We have obtained Orphan Drug Designation for GEN-1 ThermoDox® and may seek Orphan Drug Designation for other drug candidates, but we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.
●	Fast Track designation may not actually lead to a faster development or regulatory review or approval process.
●	Our relationships with healthcare providers and physicians and third-party payors will be subject to applicable false claims act, anti-kickback, transparency, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

●	Ongoing legislative and regulatory changes affecting the healthcare industry could have a material adverse effect on our business.
●	We may fail to comply with evolving European and other privacy laws.
●	The success of our products, if approved may be harmed if the government, private health insurers and other third-party payers do not provide sufficient coverage or reimbursement.
●	The commercial success of any current or future drug candidate will depend upon the degree of market acceptance by physicians, patients, payors and others in the medical community.
●	We have no internal sales or marketing capability. If we are unable to create sales, marketing and distribution capabilities or enter into alliances with others possessing such capabilities to perform these functions, we will not be able to commercialize our products, if approved, successfully.
●	We may not be able to hire or retain key officers or employees that we need to implement our business strategy and develop our drug candidates and business.
●	Our success will depend in part on our ability to grow and diversify, which in turn will require that we manage and control our growth effectively.
●	We face intense competition and the failure to compete effectively could adversely affect our ability to develop and market our products, if approved.
●	We may be subject to significant product liability claims and litigation.
●	Our internal computer systems, or those of our clinical research organizations (“CROs”) or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.
●	Our employees, independent contractors, consultants, collaborators and contract research organizations may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

Risks Related to Intellectual Property

●	Our business depends on license agreements with third parties to permit us to use patented technologies. The loss of any of our rights under these agreements could impair our ability to develop and market our products, if approved.
●	If any of our pending patent applications do not issue, or are deemed invalid following issuance, we may lose valuable intellectual property protection.
●	We rely on trade secret protection and other unpatented proprietary rights for important proprietary technologies, and any loss of such rights could harm our business, results of operations and financial condition.
●	We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights

Risks Related to Our Securities

●	The market price of our common stock may be significantly volatile.
●	Our common stock may be delisted from The Nasdaq Capital Market if we fail to comply with continued listing standards.
●	Future sales of our common stock in the public market could cause our stock price to fall.
●	Our stockholders may experience significant dilution as a result of future equity offerings or issuances and exercise of outstanding options and warrants.
●	Our ability to use net operating losses to offset future taxable income are subject to certain limitations.
●	We have never paid cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

We have a history of significant losses from operations and expect to continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.

Since our inception, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $388 million at December 31, 2023. For the years ended December 31, 2023 and 2022, we incurred net losses of $19.5 million and $35.9 million, respectively. We currently have no product revenue and do not expect to generate any product revenue for the foreseeable future. Because we are committed to continuing our product research, development, clinical trial and commercialization programs, we will continue to incur significant operating losses unless and until we complete the development of IMNN-001 and other new drug candidates and these drug candidates have been clinically tested, approved by the FDA and successfully marketed. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, the following, which we cannot guarantee:, us or our collaborators successfully developing drug candidates, obtaining regulatory approvals to market and commercialize drug candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product, generating sufficient sales revenue from our drug candidates, and raising sufficient funds to finance business activities.

We might not be able to continue as a going concern, which could cause our stockholders to lose most or all of their investment.

Our audited financial statements for the year ended December 31, 2023 were prepared under the assumption that we would continue as a going concern. However, we have concluded that there is substantial doubt about our ability to continue as a going concern, therefore our independent registered public accounting firm included a “going concern” explanatory paragraph in its report on our financial statements for the year ended December 31, 2023, indicating that, without additional sources of funding, our cash at December 31, 2023 is not sufficient for us to operate as a going concern for a period of at least one year from the date that the financial statements included in this Annual Report on Form 10-K are issued. Management’s plans concerning these matters, including our need to raise additional capital, are described in Note 2 of our financial statements included within this Annual Report on Form 10-K, however, management cannot assure you that its plans will be successful. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

We will need to raise additional capital to fund our planned future operations, and we may be unable to secure such capital without dilutive financing transactions. If we are not able to raise additional capital, we may not be able to complete the development, testing and commercialization of our drug candidates.

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the year ended December 31, 2023, we incurred a net loss of $19.5 million. We have incurred approximately $388 million of cumulative net losses. As of December 31, 2023, we had cash and cash equivalents, short-term investments, interest receivable and net proceeds on the sale of net operating losses of $17.0 million.

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

Securing FDA or comparable foreign regulatory approval requires the submission of extensive preclinical and clinical data and supporting information for each therapeutic indication to establish the drug candidate’s safety and efficacy for its intended use. It takes years to complete the testing of a new drug or biological product and development delays and/or failure can occur at any stage of testing. Any of our present and future clinical trials may be delayed, halted, not authorized, or approval of any of our products may be delayed or may not be obtained due to any of the following:

●	factors related to the ongoing effects of the COVID-19 pandemic, including regulators or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	any preclinical test or clinical trial may fail to produce safety and efficacy results satisfactory to the FDA or comparable foreign regulatory authorities;

●	preclinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent marketing approval;

●	negative or inconclusive results from a preclinical test or clinical trial or adverse events during a clinical trial could cause a preclinical study or clinical trial to be repeated or a development program to be terminated, even if other studies relating to the development program are ongoing or have been completed and were successful;

●	the FDA or comparable foreign regulatory authorities can place a clinical hold on a trial if, among other reasons, it finds that subjects enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury;

●	the facilities that we utilize, or the processes or facilities of third-party vendors, including without limitation the contract manufacturers who will be manufacturing drug substance and drug product for us or any potential collaborators, may not satisfactorily complete inspections by the FDA or comparable foreign regulatory authorities; and

●	we may encounter delays or rejections based on changes in FDA policies or the policies of comparable foreign regulatory authorities during the period in which we develop a drug candidate, or the period required for review of any final marketing approval before we are able to market any drug candidate.

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

The regulatory approval process for novel drug candidates such as ours can be significantly more expensive and take longer than for other, better known or more extensively studied drug candidates. Limited data exist regarding the safety and efficacy of DNA-based therapeutics compared with conventional therapeutics, and government regulation of DNA-based therapeutics is evolving. Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Therapeutic Products within CBER, to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our drug candidates in either the U.S. or the European Union or how long it will take to commercialize our drug candidates.

Adverse events or the perception of adverse events in the field of gene therapy generally, or with respect to our drug candidates specifically, may have a particularly negative impact on public perception of gene therapy and result in greater governmental regulation, including future bans or stricter standards imposed on gene-based therapy clinical trials, stricter labeling requirements and other regulatory delays in the testing or approval of our potential products. For example, if we were to engage an NIH-funded institution to conduct a clinical trial involving recombinant or nucleic acid molecules, we may be subject to review by an IBC and, in some cases, the NIH. Such review can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and approved its initiation. Conversely, the FDA can put an IND application on a clinical hold even if the IBC or the NIH has provided a favorable review. Such reviews and any new guidelines may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our drug candidates or lead to significant post-approval limitations or restrictions. Any increased scrutiny could delay or increase the costs of our product development efforts or clinical trials.

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

We do not independently conduct clinical trials for our drug candidates. We rely, and expect to continue to rely, on third-party clinical investigators, CROs, clinical data management organizations and consultants to design, conduct, supervise and monitor our clinical trials.

Because we do not conduct our own clinical trials, we must rely on the efforts of others and have reduced control over aspects of these activities, including the timing of such trials, the costs associated with such trials and the procedures that are followed for such trials. We do not expect to significantly increase our personnel in the foreseeable future and may continue to rely on third parties to conduct all of our future clinical trials. If we cannot contract with acceptable third parties on commercially reasonable terms or at all, if these third parties are unable to carry out their contractual duties or obligations in a manner that is consistent with our expectations or meet expected deadlines, if they do not carry out the trials in accordance with budgeted amounts, if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, or if they fail to maintain compliance with applicable government regulations and standards, our clinical trials may be extended, delayed or terminated or may become significantly more expensive, we may not receive development milestone payments when expected or at all, and we may not be able to obtain regulatory approval for or successfully commercialize our drug candidates.

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

Because we rely on third-party manufacturing and supply partners, our supply of research and development, preclinical and clinical development materials may become limited or interrupted or may not be of satisfactory quantity or quality.

We rely on third-party supply and manufacturing partners to supply the materials and components for, and manufacture, our research and development, preclinical and clinical trial drug supplies. We do not own manufacturing facilities or supply sources for such components and materials. There can be no assurance that our supply of research and development, preclinical and clinical development drugs and other materials will not be limited, interrupted, or restricted in certain geographic regions or will be of satisfactory quality or will continue to be available at acceptable prices. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by FDA and foreign regulatory authorities in order to comply with regulatory standards, such as current cGMP.

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

The regulatory authorities also may, at any time following approval of a product for sale, inspect the manufacturing facilities of our third-party manufacturers. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or our third-party manufacturers to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a manufacturing facility. Any such remedial measures imposed upon third parties with whom we contract could materially harm our business.

If we fail to enter into and maintain successful strategic alliances for our drug candidates, we may have to reduce or delay our drug candidate development or increase our expenditures. To the extent we are able to enter into strategic transactions, we will be exposed to risks related to those collaborations and alliances.

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

IMNN-001 has been granted orphan drug designation for ovarian cancer in both the U.S. and Europe. Regulatory authorities in some jurisdictions, including the U.S. and Europe, may designate drugs or biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug or biologic as an orphan drug if the disease or condition for which the drug is intended affects fewer than 200,000 individuals in the U.S., or, if the drug is intended for a disease or condition affecting 200,000 or more people in the U.S., there is no reasonable expectation that the cost of developing and making available in the U.S. the drug or biologic for the disease or condition will be recovered from sales of the drug in the U.S.

Even though we have obtained Orphan Drug Designation for IMNN-001 and may obtain such designation for other drug candidates in specific indications, we may not be the first to obtain marketing approval of these drug candidates for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the U.S. may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same indication. Even after an orphan product is approved, the FDA can subsequently approve a different sponsor’s application for the same drug for the same indication if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

Fast Track designation may not actually lead to a faster development or regulatory review or approval process.

IMNN-001 received U.S. FDA Fast Track designation in 2021. However, we may not experience a faster development process, review, or approval compared to a product that lacks Fast Track designation. The FDA may withdraw our Fast Track designation if the FDA believes that the designation is no longer supported by data from our clinical or pivotal development program. Our Fast Track designation does not guarantee that we will qualify for or be able to take advantage of the FDA’s expedited review procedures or that any application that we may submit to the FDA for regulatory approval will be accepted for filing or ultimately approved.

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

Political, economic and regulatory influences are subjecting the healthcare industry to potential fundamental changes that could substantially affect our results of operations by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products, if approved; or (iv) additional record-keeping requirements.

We cannot predict what healthcare reform initiatives may be adopted in the future. Further, federal and state legislative and regulatory developments are likely, and we expect ongoing initiatives in the U.S. to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues for any drug candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop drug candidates.

We may fail to comply with evolving European and other privacy laws.

We are subject to varying degrees of privacy regulation in the countries in which we operate operations, and the general trend is toward increasingly stringent regulation and enforcement. We are, for example, subject to costly and complex U.S. and foreign laws governing the collection, use, disclosure, and cross-border transfer of information about patients and other individuals that may materially adversely affect our financial condition and business operations. Since we have conducted and may conduct clinical trials in the European Economic Area (“EEA”), we are subject to additional data protection and clinical trial laws in the European Union. The General Data Protection Regulation, (EU) 2016/679 (“GDPR”), for example, governs the processing of personal data, and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing notices to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, alerting data subjects and authorities about data breaches, and taking specific measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the U.S., and confers on data subjects the right to lodge complaints with supervisory authorities, and seek certain judicial review for violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. Under the GDPR, competent regulatory authorities have the power to impose fines up to EUR 20 million or 4% of the global annual turnover (whichever is higher), depending on the nature of the violation (see Art. 83, GDPR). Further consequences of non-compliance could be cease and desist claims by certain organizations/competitors, damage claims and reputational damage. Further, Regulation (EU) No 536/2014 of the European Parliament and of the Council of 16 April 2014 on clinical trials on medicinal products for human use and repealing Directive 2001/20/EC governs how we conduct clinical trials in the European Union together with Good Clinical Practices. As a result of Brexit, moreover, we also have independent obligations, similar to those already imposed on us by GDPR, under the United Kingdom’s Data Protection Act, 2018. Additionally, there are other local data protection laws, industry-specific requirements, regulations, or applicable codes of conduct which may impact our operations. We have taken steps to implement privacy compliance programs and controls, but our business remains subject to potential risks of controls imposed on cross border data flows, unauthorized access, and loss of personal data through internal and external threats that could impact our business operations and research activities.

The success of our products, if approved, may be harmed if the government, private health insurers and other third-party payers do not provide sufficient coverage or reimbursement.

Our ability to commercialize our new cancer treatment systems successfully will depend in part on the extent to which reimbursement for the costs of such products, if approved, and related treatments will be available from third-party payors, which include government authorities such as Medicare, Medicaid, TRICARE, and the Veterans Administration, managed care providers, private health insurers, and other organizations. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Patients are unlikely to use our drug candidates unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost. We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our drug candidates.

Our products, if approved, may not achieve sufficient acceptance by the medical community to sustain our business.

The commercial success of our products, if approved, will depend upon their acceptance by the medical community and third-party payors as clinically useful, cost effective and safe. Any of our drug candidates or similar drug candidates being investigated by our competitors may prove not to be effective in trial or in practice, cause adverse events or other undesirable side effects. Our testing and clinical practice may not confirm the safety and efficacy of our drug candidates or even if further testing and clinical practice produce positive results, the medical community may view these new forms of treatment as effective and desirable or our efforts to market our new products, if approved, may fail. Market acceptance depends upon physicians and hospitals obtaining adequate reimbursement rates from third-party payors to make our products, if approved, commercially viable. Any of these factors could have an adverse effect on our business, financial condition and results of operations.

We have no internal sales or marketing capability. If we are unable to create sales, marketing and distribution capabilities or enter into alliances with others possessing such capabilities to perform these functions, we will not be able to commercialize our products, if approved, successfully.

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

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses and malicious software that could attack our networks and data centers or those of our service providers; unauthorized parties may attempt to gain access to our systems, networks, or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deceiving our employees or contractors, direct social engineering, phishing, credential stuffing, ransomware, denial or degradation of service attacks and similar types of attacks against any or all of us, our patients and our services providers; inadvertent security breaches or theft, misuse, unauthorized access or other improper actions by our employees, patients, service providers and other business partners; natural disasters, terrorism, war and telecommunication and electrical failures. These extensive information security and cybersecurity threats, which affect companies globally, pose a risk to the security and availability of our systems and networks, and the confidentiality, integrity, and availability of our sensitive data. We continually assess these threats and make investments to increase internal protection, detection, and response capabilities, as well as ensure that our third-party providers have required capabilities and controls, to address those risks. Even so, such events could cause significant interruptions of our operations. For instance, the loss of preclinical data or data from any clinical trial involving our drug candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs. To the extent that any disruption or privacy or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could be subject to reputational harm, monetary fines, civil suits, civil penalties or criminal sanctions and requirements to disclose the breach, and other forms of liability and the development of our drug candidates could be delayed. In addition, such interruptions and cyber security incidents and faults can cause reputational damage.

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

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

Our business depends on license agreements with third parties to permit us to use patented technologies. The loss of any of our rights under these agreements could impair our ability to develop and market our products, if approved.

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

If any of our pending patent applications are not issued, or are deemed invalid following issuance, we may lose valuable intellectual property protection.

The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own various U.S. and international patents and have pending U.S. and international patent applications that cover various aspects of our technologies. There can be no assurance that patents that have been issued will be held valid and enforceable in a court of law through the entire patent term. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time-consuming and costly. Additionally, issued patents can be subject to opposition, interferences or other proceedings that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire early and provide only a short period of protection, if any, following the commercialization of products, if approved, encompassed by our patents. We may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, which could result in a loss of the patent and/or substantial cost to us.

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

Our common stock is currently traded on The Nasdaq Capital Market under the symbol “IMNN.” If we fail to comply with Nasdaq’s continued listing standards, we may be delisted and our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board or OTCQX market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Further, delisting of our common stock would likely result in our common stock becoming a “penny stock” under the Exchange Act.

On December 26, 2023, we received a notice from the staff of the Nasdaq Stock Market LLC (the “Staff”) notifying us that, based upon the closing bid price of our common stock, for the 30 consecutive business days prior to the notice, we no longer met the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were granted 180 calendar days, or until June 24, 2024, to regain compliance with the minimum bid price rule.

To regain compliance, the closing bid price of our common stock must be $1.00 per share or more for a minimum of 10 consecutive business days at any time before June 24, 2024. If we do not regain compliance with Rule 5550(a)(2) by June 24, 2024, we may be eligible for an additional 180 calendar day compliance period. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other Nasdaq initial listing standards, except the bid price requirement, and would need to provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period. If it appears to the Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq would notify us that our securities will be subject to delisting. In the event of such notification, we may appeal the Staff’s determination to delist our securities, but there can be no assurance the Staff would grant our request for continued listing.

If our common stock is delisted by Nasdaq, it may be eligible for quotation on an over-the-counter quotation system or on the pink sheets. Upon any such delisting, our common stock would become subject to the regulations of the SEC relating to the market for penny stocks. A penny stock is any equity security not traded on a national securities exchange that has a market price of less than $5.00 per share. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit the ability of stockholders to sell securities in the secondary market. In such a case, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, and there can be no assurance that our common stock will be eligible for trading or quotation on any alternative exchanges or markets.

Delisting from Nasdaq could adversely affect our ability to raise additional financing through public or private sales of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Future sales of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 26, 2024, we had 9,399,789 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, all of the shares of common stock issuable upon exercise of warrants will be freely tradable without restriction or further registration upon issuance.

Our stockholders may experience significant dilution as a result of future equity offerings or issuances and exercise of outstanding options and warrants.

In order to raise additional capital or pursue strategic transactions, we may in the future offer, issue or sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock, including the issuance of common stock in relation to the achievement, if any, of milestones triggering our payment of earn-out consideration in connection with the EGEN acquisition. Our stockholders may experience significant dilution as a result of future equity offerings or issuances. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders. As of December 31, 2023, we had the following number of securities convertible into, or allowing the purchase of, our common stock, including 160,060 shares of common stock issuable upon exercise of warrants outstanding, 1,095,582 options to purchase shares of our common stock and restricted stock awards outstanding, and 1,206,342 shares of common stock reserved for future issuance under our stock incentive plan.

Unstable global market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the ongoing conflict between Ukraine and Russia has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including with respect to global supply chain and energy concerns.

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

On December 22, 2017, the then President of the U.S. signed into law the Tax Reform Act. The Tax Reform Act significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a quasi-territorial tax system, providing a one-time transition toll charge on foreign earnings, creating a new limitation on the deductibility of interest expenses and modifying the limitation on officer compensation. The Tax Reform Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. We currently have significant net operating losses (“NOLs”) that may be used to offset future taxable income. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. During 2022, 2021 and years prior, we performed analyses to determine if there were changes in ownership, as defined by Section 382 of the Code, that would limit our ability to utilize certain net operating loss and tax credit carry forwards. We determined we experienced ownership changes, as defined by Section 382, in connection with certain common stock offerings in 2011, 2013, 2015, 2017, 2018, 2020 and 2021. As a result, the utilization of our federal tax net operating loss carry-forwards generated prior to the ownership changes is limited. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, which would significantly limit our ability to utilize NOLs to offset future taxable income. Future changes in tax laws could also impair our corporate tax rate and/or our ability to utilize our NOLs.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

We have processes for assessing, identifying and managing cybersecurity risks, which are built into our information technology (“IT”) function and are designed to help protect our information assets and operations from internal and external cyber threats, protect employee and clinical trial information from unauthorized access or attack, as well as secure our networks and systems. Such processes include physical, procedural and technical safeguards, response plans, and routine review of our policies and procedures to identify risks and refine our practices. We engage certain external parties, including a full service managed IT service provider, to enhance our cybersecurity oversight.

Our Audit Committee of the Board of Directors (the “Audit Committee”) is responsible for overseeing cybersecurity risk and periodically updates our Board of Directors on such matters. The Audit Committee receives periodic updates from management regarding cybersecurity matters and is notified between such updates regarding any significant new cybersecurity threats or incidents. We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

Management is responsible for the operational oversight of company-wide cybersecurity strategy, policy, and standards across relevant departments to assess and help prepare us to address cybersecurity risks.

In an effort to deter and detect cyber threats, we annually provide all employees with cybersecurity and prevention training, which covers timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, and mobile security, and educates employees on the importance of reporting all incidents immediately. We also use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.

ITEM 2.	PROPERTIES

We own no real property and have no plans to acquire any real property in the future.

Lawrenceville, NJ Lease

In August 2023, the Company renewed its Lawrenceville office lease for a 24-month agreement for 9,850 square feet with monthly rent payments of approximately $22,983 and $23,394.

Huntsville, AL Lease

In January 2023, the Company renewed its Huntsville facility lease for a 60-month lease agreement for 11,420 square feet with monthly rent payments of approximately $28,550 to $30,903.

We believe our existing facilities are suitable and adequate to conduct our business.

Following is a table of future payments and maturity of our operating lease liabilities as of December 31, 2023:

For the year ending December 31,
2024	$626,323
2025	543,009
2026	362,976
2027	370,236
2028 and thereafter	30,903
Subtotal future lease payments	1,933,447
Less imputed interest	(308,733)
Total lease liabilities	$1,624,714

Weighted average remaining life	3.5 years

Weighted average discount rate	9.98%

For 2023, operating lease expense was $646,633 and cash paid for operating leases included in operating cash flows was $644,593. For 2022, operating lease expense was $587,744 and cash paid for operating leases included in operating cash flows was $601,495.

ITEM 3.	LEGAL PROCEEDINGS

On October 29, 2020, a putative securities class action was filed against the Company and certain of its officers and directors (the “Spar Individual Defendants”) in the U.S. District Court for the District of New Jersey, captioned Spar v. Celsion Corporation, et al., Case No. 1:20-cv-15228. The plaintiff alleged that the Company and Spar Individual Defendants made false and misleading statements regarding one of the Company’s drug candidates, ThermoDox®, and brought claims for damages under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, and under Section 20(a) of the Exchange Act against the Spar Individual Defendants. On February 6, 2023, the U.S. District Court granted a Motion to Dismiss filed by the Company and Spar Individual Defendants and granted the plaintiff leave to file an amended complaint within 30 days. The plaintiff did not file an amended complaint within the 30-day deadline. In September 2023, the U.S. District Court issued an Order for Dismissal without prejudice.

In February 2021, a derivative shareholder lawsuit was filed against the Company, as the nominal defendant, and certain of its directors and officers as defendants in the U.S. District Court for the District of New Jersey, captioned Fidler v. Michael H. Tardugno, et al., Case No. 3:21-cv-02662. The plaintiff alleged breach of fiduciary duty and other claims arising out of alleged statements made by certain of the Company’s directors and/or officers regarding ThermoDox®. The Company believes it has meritorious defenses to these claims and intends to vigorously contest this suit. At this stage of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of possible loss or range of loss, if any, can be determined.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Our common stock trades on The Nasdaq Capital Market under the symbol “IMNN.”

Record Holders

As of March 28, 2024, there were approximately 28,000 stockholders of record of our common stock. The actual number of stockholders may be greater than this number of record stockholders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of stockholders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Performance Graph

Not required.

Unregistered Sales of Equity Securities

On December 7, 2023, we granted (i) an option to purchase 80,000 shares of the Company’s common stock with an exercise price of $0.88 per share and (ii) a restricted stock award of 20,000 restricted shares to Dr. Sébastien Hazard, our Executive Vice President and Chief Medical Officer, as an “inducement” grant pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The grant of the option was exempt from registration under the Securities Act, pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering.

Issuer Purchases of Equity Securities

None.

ITEM 6.	RESERVED.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with the financial statements and related notes thereto included in this Annual Report. The following discussion contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. These statements are based on the Company’s beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause actual results to differ materially from anticipated results. Factors that could cause or contribute to such differences include those described under “Part I, Item 1A - Risk Factors” appearing in this Annual Report and factors described in other cautionary statements, cautionary language and risk factors set forth in other documents that the Company files with the SEC. The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

On September 19, 2022, Celsion Corporation announced a corporate name change to Imunon, Inc., reflecting the evolution of the Company’s business focus and its commitment to developing cutting-edge immunotherapies and next-generation vaccines to treat cancer and infectious diseases. The Company’s common stock continues to trade on the Nasdaq Stock Market under the new ticker symbol “IMNN.”

Imunon is a fully integrated, clinical-stage biotechnology company focused on advancing a portfolio of innovative treatments that harness the body’s natural mechanisms with the aim to generate safe, effective and durable responses across a broad array of human diseases, constituting a differentiating approach from conventional therapies. Imunon is developing its non-viral DNA technology across four modalities. The first modality, TheraPlas®, is being developed for the coding of proteins and cytokines in the treatment of solid tumors where an immunological approach is deemed promising. The second modality, PlaCCine®, is being developed for the coding of viral antigens that can elicit a strong immunological response. This technology may represent a promising platform for the development of vaccines in infectious diseases. The third modality, FixPlas®, concerns the application of Imunon’s DNA technology to produce universal cancer vaccines, also called tumor associated antigen cancer vaccines. The fourth modality, IndiPlas®, is in the discovery phase and will focus on the development of personalized cancer vaccines, or neoepitope cancer vaccines.

The Company’s lead clinical program, IMNN-001, is a DNA-based immunotherapy for the localized treatment of advanced ovarian cancer currently in Phase II development. IMNN-001 works by instructing the body to produce safe and durable levels of powerful cancer-fighting molecules, such as IL-12 and interferon gamma, at the tumor site. Additionally, the Company is conducting IND-enabling preclinical studies for the development of a COVID-19 booster vaccine (IMNN-101) and a treatment for the Lassa virus (IMNN-102). The Company has also initiated preclinical work to develop a Trp2 tumor associated antigen cancer vaccine in melanoma (IMNN-201). Imunon will continue to leverage these modalities and to advance the technological frontier of plasmid DNA to better serve patients with difficult-to-treat conditions.

Business Plan and Going Concern Risk

As a clinical-stage biopharmaceutical company, our business and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in “Part I, Item 1A. Risk Factors” in this Annual Report on Form 10-K.

We have not generated and do not expect to generate any revenue from product sales in the next several years, if at all. An element of our business strategy has been to pursue, as resources permit, the research and development of a range of drug candidates for a variety of indications. We may also evaluate licensing products from third parties to expand our current product pipeline. This is intended to allow us to diversify the risks associated with our research and development expenditures. To the extent we are unable to maintain a broad range of drug candidates, our dependence on the success of one or a few drug candidates would increase and would have a more significant impact on our financial prospects, financial condition, and market value. We may also consider and evaluate strategic alternatives, including investment in, or acquisition of, complementary businesses, technologies, or products. Drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval. The timing and the outcome of clinical results are extremely difficult to predict. The success or failure of any preclinical development and clinical trial can have a disproportionately positive or negative impact on our results of operations, financial condition, prospects, and market value.

Our current business strategy includes the possibility of entering into collaborative arrangements with third parties to complete the development and commercialization of our drug candidates. In the event that third parties are contracted to manage the clinical trial process for one or more of our drug candidates, the estimated completion date would largely be under the control of that third party rather than us. We cannot forecast with any degree of certainty which proprietary products or indications, if any, will be subject to future collaborative arrangements, in whole or in part, and how such arrangements would affect our development plan or capital requirements. We may also apply for subsidies, grants or government or agency-sponsored studies that could reduce our development costs. However, we cannot forecast with any degree of certainty whether we will be selected to receive any subsidy, grant or governmental funding.

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s drug candidates, and applications and submissions to the FDA. The Company has not generated significant revenue and has incurred significant net losses in each year since our inception. As of December 31, 2023, the Company has incurred approximately $388 million of cumulative net losses and had $15.7 million in cash and cash equivalents, short-term investments and interest receivable to fund its operations. The Company also has a $1.3 million receivable from the sale of the Company’s State of New Jersey net operating losses. We have substantial future capital requirements to continue our research and development activities and advance our drug candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its drug candidates and technologies. The Company’s primary sources of cash have been proceeds from the issuance and sale of its common stock via its ATM program and other potential funding transactions. There can be no assurance that the Company will be able to do so in the future on a timely basis on terms acceptable to the Company, or at all. The Company has not yet commercialized any of its product candidates. Even if the Company commercializes one or more of its product candidates, it may not become profitable in the near term. The Company’s ability to achieve profitability depends on several factors, including its ability to obtain regulatory approval for its product candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its product candidates alone or in partnership.

Given our development plans, we anticipate cash resources will be sufficient to fund our operations into the fourth quarter of 2024. The Company has no committed sources of additional capital. As a result of the risks and uncertainties discussed in this Annual Report on Form 10-K, among others, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete any of our research and development activities, preclinical studies or clinical trials in a timely manner or our failure to enter into collaborative agreements when appropriate could significantly increase our capital requirements and could adversely impact our liquidity. While our estimated future capital requirements are uncertain and could increase or decrease as a result of many factors, including the extent to which we choose to advance our research, development activities, preclinical studies and clinical trials, or if we are in a position to pursue manufacturing or commercialization activities, we will need significant additional capital to develop our drug candidates through development and clinical trials, obtain regulatory approvals and manufacture and commercialized approved products, if any. We do not know whether we will be able to access additional capital when needed or on terms favorable to us or our stockholders. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

Based on the above, management has determined there is substantial doubt regarding our ability to continue as a going concern. The report of our independent registered public accounting firm for the year ended December 31, 2023 includes an explanatory paragraph which expresses substantial doubt about our ability to continue as a going concern.

Management’s plan includes raising funds from outside investors via its ATM program and other potential funding sources as mentioned. However, as mentioned above, there is no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or will provide the Company with sufficient funds to meet its objectives. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the U.S. and worldwide resulting from the ongoing effects of the COVID-19 pandemic and the Russian invasion of Ukraine. These disruptions may also disrupt the clinical trials process and enrollment of patients. This may delay commercialization efforts. The Company continues to monitor its operating activities in light of these events, and it is reasonably possible that the virus could have a negative effect on the Company’s financial condition and results of operations. The specific impact, if any, is not readily determinable as of the date of the financial statements included in this Annual Report.

Financing Overview

Equity, Debt and Other Forms of Financing

Since 2018, the Company has annually submitted applications to sell a portion of the Company’s State of New Jersey net operating losses (“NOLs”) as part of the Technology Business Tax Certificate Program (the “NOL Program”) sponsored by The New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused NOLs and unused research and development credits are allowed to sell these benefits to other New Jersey-based companies. In 2018, 2019 and 2020, the Company sold cumulative NOLs from 2011 to 2019 totaling $15 million and received net proceeds of $14 million. As part of the NOL Program, the Company sold $1.3 million and $1.6 million of its New Jersey NOLs in 2023 and 2022, respectively. The sale of these net operating losses resulted in net proceeds to the Company of approximately $1.3 million in 2023 and $1.6 million in 2022. During 2021, the New Jersey State Legislature increased the maximum lifetime benefit per company from $15 million to $20 million, which will allow the Company to participate in this funding program in future years for up to an additional $0.3 million in net operating losses under this maximum lifetime benefit.

As more fully discussed in Note 8 to our financial statements included in this Annual Report, in June 2021, the Company entered into a $10 million loan facility with Silicon Valley Bank (the “SVB Loan Facility”). The Company immediately used $6 million from this facility to retire all outstanding indebtedness with Horizon Technology Finance Corporation. The funding was in the form of money market secured indebtedness bearing interest at a calculated WSJ Prime-based variable rate. The SVB Loan Facility was repaid in full during the quarter ended June 30, 2023.

On March 19, 2021, the Company filed with the SEC a shelf registration statement on Form S-3 (the “2021 Registration Statement”) that allows the Company to issue any combination of common stock, preferred stock or warrants to purchase common stock or preferred stock in an amount up to $100 million. The 2021 Registration Statement was declared effective on March 30, 2021. The 2021 Registration Statement was intended to provide us with flexibility to raise capital in the future for general corporate purposes. However, as of the date of this filing and so long as our public float remains below $75 million, we are subject to limitations with respect to the use of the 2021 Registration Statement and any other shelf registration statement that we file with the SEC pursuant to General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”), which limits the amount we can offer to up to one-third of our public float during any trailing 12-month period. We would be no longer subject to the Baby Shelf Limitation if our public float exceeds $75 million.

During 2022 and 2023, we issued a total of 3.5 million shares of common stock as discussed below for an aggregate $9.5 million in gross proceeds.

●	On January 10, 2022, the Company entered into the Preferred Stock Purchase Agreement with several institutional investors, pursuant to which the Company agreed to issue and sell (i) 50,000 shares of Series A Preferred Stock and (ii) 50,000 shares of Series B Preferred Stock, in each case at an offering price of $285 per share, representing a 5% original issue discount to the stated value of $300 per share, for gross proceeds from each offering of $14.25 million, or approximately $28.50 million in the aggregate (the “Preferred Offerings”), before the deduction of the Placement Agent’s (as defined below) fee and offering expenses. The shares of Series A Preferred Stock have a stated value of $300 per share and are convertible, at a conversion price of $13.65 per share, into 1,098,901 shares of common stock (subject in certain circumstances to adjustments). The shares of Series B Preferred Stock have a stated value of $300 per share and are convertible, at a conversion price of $15.00 per share, into 1,000,000 shares of common stock (subject in certain circumstances to adjustments). The closing of the Preferred Offerings occurred on January 13, 2022.

On February 28, 2022, the Company effected a 15-for-1 reverse stock split of its common stock, which was made effective for trading purposes as of the commencement of trading on March 31, 2022.

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

●	On May 25, 2022, the Company entered into an At the Market Offering Agreement (the “Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to which the Company may offer and sell, from time to time, through Wainwright, shares of the Company’s common stock having an aggregate offering price of up to $7,500,000. The Company intends to use the net proceeds from the offering, if any, for general corporate purposes, including research and development activities, capital expenditures and working capital. The Company did not sell any shares under the Agreement with Wainwright in the first nine months of 2022. From October 1, 2022 through December 31, 2022, the Company sold 336,075 shares of common stock for net proceeds of $503,798. During the year ended December 31, 2023, the Company sold 1,878,488 shares of common stock for net proceeds of $2.8 million.

Please refer to Note 2 to our financial statements included in this Annual Report. Also refer to Part I, Item 1A, Risk Factors, in this Annual Report, including, but not limited to, “We will need to raise substantial additional capital to fund our planned future operations, and we may be unable to secure such capital without dilutive financing transactions. If we are not able to raise additional capital, we may not be able to complete the development, testing and commercialization of our drug candidates.”

Critical Accounting Policies and Estimates

Our financial statements included in this Annual Report have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), which require that we make certain assumptions and estimates and, in connection therewith, adopt certain accounting policies. Our significant accounting policies are set forth in Note 1 to our financial statements included in this Annual Report. Of those policies, we believe that the policies discussed below may involve a higher degree of judgment and may be more critical to an accurate reflection of our financial condition and results of operations.

In-Process Research and Development, Other Intangible Assets and Goodwill

During 2014, the Company acquired certain assets of EGEN, Inc. As more fully described in Note 6 to our financial statements included in this Annual Report, the acquisition was accounted for under the acquisition method of accounting which required the Company to perform an allocation of the purchase price to the assets acquired and liabilities assumed. Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets and liabilities based on their estimated fair values as of the acquisition date. As further discussed in Note 6 to our financial statements included in this Annual Report, during the year ended December 31, 2022, the Company recorded a $13.4 million IPR&D impairment charge.

We review our financial reporting and disclosure practices and accounting policies on an ongoing basis to ensure that our financial reporting and disclosure system provides accurate and transparent information relative to the current economic and business environment. As part of the process, the Company reviews the selection, application and communication of critical accounting policies and financial disclosures. The preparation of our financial statements in conformity with GAAP requires that our management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We review our estimates and the methods by which they are determined on an ongoing basis. However, actual results could differ from our estimates.

Results of Operations

Comparison of Fiscal Year Ended December 31, 2023 and Fiscal Year Ended December 31, 2022.

For the year ended December 31, 2023, our net loss was $19.5 million compared to a net loss of $35.9 million for the year ended December 31, 2022. The Company recognized $1.3 million and $1.6 million in tax benefits from the sale of its New Jersey NOLs under the NOL Program in each of the fourth quarters of 2023 and 2022, respectively. As of December 31, 2023, the Company had $15.7 million in cash and cash equivalents, short-term investments, and interest receivable to fund its operations. The Company also has a $1.3 million receivable from the sale of the Company’s State of New Jersey NOLs. The Company’s primary sources of cash have been proceeds from the issuance and sale of its common stock via its ATM program and other funding transactions. There can be no assurance that the Company will be able to do so in the future on a timely basis on terms acceptable to the Company, or at all. The Company has not yet commercialized any of its product candidates. Even if the Company commercializes one or more of its product candidates, it may not become profitable in the near term. The Company’s ability to achieve profitability depends on several factors, including its ability to obtain regulatory approval for its product candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its product candidates alone or in partnership.

Such conditions raise substantial doubts about the Company’s ability to continue as a going concern. Based on the above, management has determined there is substantial doubt regarding our ability to continue as a going concern. The report of our independent registered public accounting firm for the year ended December 31, 2023 includes an explanatory paragraph which expresses substantial doubt about our ability to continue as a going concern.

Management’s plan includes raising funds from the issuance and sale of its common stock via its ATM program and other funding transactions. However, as mentioned above, there is no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or will provide the Company with sufficient funds to meet its objectives. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

	For the year ended December 31,
	(In thousands)		Change Increase (Decrease)
	2023	2022
Licensing Revenue:	$-	$500	$(500)	(100.0)%

Operating Expenses:
Clinical Research
OVATION	1,197	1,536	(339)	(22.1)%
OPTIMA	-	950	(950)	(100.0)%
Other Clinical and regulatory	1,793	1,906	(113)	(5.9)%
Subtotal	2,990	4,392	(1,402)	(31.9)%
Non-Clinical R&D and CMC
OVATION	1,504	3,659	(2,155)	(58.9)%
PlaCCine Vaccine	4,511	2,439	2,072	85.0%
Manufacturing (CMC)	2,283	1,244	1,039	83.5%
Subtotal	8,298	7,342	956	13.0%
Research and development expenses	11,288	11,733	(446)	(3.8)%
General and administrative expenses	9,742	13,688	(3,946)	(28.8)%
Total operating expenses	21,030	25,422	(4,392)	(17.3)%
Loss from operations	$(21,030)	$(24,922)	$(3,892)	(15.6)%

Licensing Revenue

In January 2013, we entered into a technology development contract with Zhejiang Hisun Pharmaceutical Co. Ltd. (“Hisun”), pursuant to which Hisun paid us a non-refundable technology transfer fee of $5.0 million to support our development of ThermoDox® in the China territory. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 has been recorded to deferred revenue and was amortized over the ten-year term of the agreement; therefore, we recognized revenue of $500,000 in the year 2022. As of December 31, 2022, this contract has been fully amortized and recognized as revenue.

Research and Development Expenses

Research and development (“R&D”) expenses decreased $0.4 million to $11.3 million in 2023 from $11.7 million in 2022. Costs associated with the OVATION 2 Study were $1.2 and $1.5 million in 2023 and 2022, respectively. Costs associated with the OPTIMA Study were insignificant in 2023 compared to $1.0 million in 2022. Other clinical and regulatory costs were $1.8 million in 2023 compared to $1.9 million in 2022. R&D costs associated with the development of IMNN-001 to support the OVATION 2 Study were $1.5 million in 2023, a decrease from $3.7 million in same period of 2022. The development of the PLACCINE DNA vaccine technology platform increased to $4.5 million in 2023 compared to $2.4 million in 2022. CMC costs increased to $2.2 million in 2023 compared to $1.2 million in 2022.

General and Administrative Expenses

General and administrative expenses decreased to $9.7 million in 2023 compared to $13.7 million in 2022. This decrease is primarily attributable to lower non-cash stock compensation expenses of $1.3 million, employee related costs of $0.8 million, legal expenses of $1.0 million, insurance costs of $0.6 million, public company expenses of $0.2 million offset by higher consulting fees of $0.2 million.

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

On March 28, 2019, the Company and EGWU, Inc, entered into an amendment to the Asset Purchase Agreement discussed in Note 13 to our financial statements included in this Annual Report. Pursuant to the Amended Asset Purchase Agreement, payment of the earnout milestone liability related to the Ovarian Cancer Indication of $12.4 million has been modified. The Company has the option to make the payment as follows:

●	$7.0 million in cash within 10 business days of achieving the milestone; or
●	$12.4 million in cash, common stock of the Company, or a combination of either, within one year of achieving the milestone.

At December 31, 2022, the Company wrote off the earn-out milestone liability as a result of the requirements not being achieved and recognized a non-cash gain of $5.4 million during 2022 as a result of the change in the fair value of the earn-out milestone liability. The Company fair value of the milestone liability was zero at December 31, 2023.

Impairment of Goodwill and IPR&D

Due to the continuing deterioration of public capital markets in the biotech industry and its impact on market capitalization rates in this sector, IPR&D was reviewed for impairment. Having conducted a quantitative analysis of the company’s IPR&D assets, the Company concluded the IPR&D asset was impaired during the fourth quarter of 2022. As of December 31, 2022, the Company wrote off the $13.4 million carrying value of this asset, thereby recognizing a non-cash charge of $13.4 million in the fourth quarter of 2022. The Company fair value of the IPR&D was zero at December 31, 2023.

Investment income and interest expense

The Company recognized interest expense of $0.2 million in 2023 compared to $5.0 million in 2022. As more fully discussed in Note 9 to our financial statements included in this Annual Report, in June 2021, the Company entered into a $10 million loan facility with Silicon Valley Bank. The Company immediately used $6 million from this facility to retire all outstanding indebtedness with Horizon Technology Finance Corporation.

●	In connection with the SVB Loan Facility, the Company incurred $0.2 million in interest expense in 2023 compared to $0.5 million in 2022. In connection with the termination of the SVB Loan Facility in the second quarter of 2023, the Company paid early termination and end-of-term charges to SVB and recognized $0.3 million as a loss on debt extinguishment.

●	As more fully discussed in Note 10 to our financial statements included in this Annual Report, in the first quarter of 2022, the Company incurred interest expense totaling $4.6 million attributed to the Preferred Offerings.

Investment income from the Company’s short-term investments was $1.2 million in 2023 compared to $0.5 million in 2022.

Income Tax Benefit

Annually, the State of New Jersey enables approved technology and biotechnology businesses with New Jersey NOLs the opportunity to sell these losses through the NOL Program, thereby providing cash to companies to help fund their research and development and business operations. During 2021, the New Jersey State Legislature increased the maximum lifetime benefit per company from $15 million to $20 million, which will allow the Company to participate in this innovative funding program in future years. After the cumulative NOL sales through 2023, the Company has approximately $0.4 million remaining under the NOL Program.

The Company entered into an agreement to sell the approved portion of the New Jersey NOLs applied for in 2023 for $1.3 million. At December 31, 2023, the Company evaluated the valuation reserve for its NOLs associated with its New Jersey NOLs and reduced the valuation reserve and recognized $1.3 million as a deferred tax asset and an income tax benefit. The Company completed the sale of these NOLs in March of 2024.

During the fourth quarter of 2022, the Company entered into an agreement to sell the approved portion of the New Jersey NOLs applied for in 2022 for $1.6 million. At December 31, 2022, the Company evaluated the valuation reserve for its tax net operating losses associated with its New Jersey NOLs and reduced the valuation reserve and recognized $1.6 million as a deferred tax asset and an income tax benefit. The Company completed the sale of these NOLs in January of 2023.

Financial Condition, Liquidity and Capital Resources

Since inception, we have incurred significant losses and negative cash flows from operations. We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities and amounts received under our product licensing agreement with Yakult and our technology development agreement with Hisun. The process of developing IMNN-001 and other drug candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts. We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future. Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $388 million at December 31, 2023.

At December 31, 2023 we had total current assets of $18.2 million and current liabilities of $7.4 million, resulting in net working capital of $10.8 million. At December 31, 2023, we had cash and cash equivalents, short-term investments, interest receivable on short-term investments, net proceeds on the sale of net operating losses and money market investments of $17.0 million. At December 31, 2022 we had total current assets of $37.2 million and current liabilities of $10.1 million, resulting in net working capital of $27.1 million. We have substantial future capital requirements to continue our research and development activities and advance our drug candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

Net cash used in operating activities for 2023 was $19.0 million. Our net loss of $19.5 million for 2023 included the following non-cash transactions of $0.8 million in non-cash stock-based compensation expense. At December 31, 2023, we had cash and cash equivalents, short-term investments, interest receivable on short term investments, receivable from the sale of New Jersey NOLs and money market investments of $17.0 million. See Financing Overview.

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

Such conditions raise substantial doubts about the Company’s ability to continue as a going concern. Management’s plan includes raising funds from the issuance and sale of its common stock via its ATM program and other funding transactions. However, as mentioned above, there is no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or will provide the Company with sufficient funds to meet its objectives. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, supplementary data and report of independent registered public accounting firm required to be filed pursuant to this Item 8 are appended to this Annual Report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2023, which is the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2023.

Pursuant to Regulation S-K Item 308(b), this Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

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

(c)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the fiscal quarter ended December 31, 2023 that were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the year ended December 31, 2023, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors currently consists of six members and is divided into three classes of directors serving staggered three-year terms. Directors for each class are elected at the Annual Meeting of Stockholders held in the year in which the term for their class expires and hold office for a three-year term and until their successors are duly elected and qualified, or their earlier death, resignation or removal. In accordance with our amended and restated certificate of incorporation and bylaws, our Board may fill any vacancy on the Board by appointment.

Set forth below is certain information regarding our Company’s current directors, as well as our non-director executive officers.

NAME	AGE	POSITION(S)	CLASS
Frederick J. Fritz	73	Director	I
Christine Pellizzari	56	Director	I
James E. Dentzer	57	Director	II
Stacy R. Lindborg, Ph.D.	53	Director	II
Donald P. Braun, Ph.D.	74	Director	III
Michael H. Tardugno	73	Executive Chairman	III
Khursheed Anwer, Ph.D.	64	Executive Vice President and Chief Scientific Officer
Sébastien Hazard, M.D.	52	Executive Vice President and Chief Medical Officer
Jeffrey W. Church	67	Executive Vice President and Chief Financial Officer

Directors

Class I Directors (Term expires in 2026)

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

Ms. Christine A. Pellizzari. Ms. Pellizzari was appointed to our Board of Directors in June 2021. Ms. Pellizzari has served as the Chief Legal Officer of Science 37 since July 2021. Prior to joining Science 37, Ms. Pellizzari served as the General Counsel and Corporate Secretary of Insmed, Inc., (Nasdaq: INSM) a publicly traded biotech company focused on serious and rare diseases, from 2013 to 2018 and as Chief Legal Officer from 2018 to 2021. From 2007 through 2012 Ms. Pellizzari held various legal positions of increasing responsibility at Aegerion Pharmaceuticals, most recently as Executive Vice President, General Counsel and Corporate Secretary. Prior to Aegerion, Ms. Pellizzari was Senior Vice President, General Counsel and Secretary at Dendrite International, Inc., a formerly publicly traded company that provided sales effectiveness, promotional and compliance solutions to the pharmaceutical industry. Ms. Pellizzari joined Dendrite from the law firm of Wilentz, Goldman & Spitzer, where she specialized in health care transactions and related regulatory matters. Ms. Pellizzari has nearly three decades of relevant experience, including having served for over 25 years as Chief Legal Officer and General Counsel of publicly traded companies in biopharmaceutical and related industries. Ms. Pellizzari also serves on the board of directors of Tempest Therapeutics, a public clinical-stage oncology company and Neurosense Therapeutics, a public clinical-stage development company advancing treatments for severe neurodegenerative diseases. Ms. Pellizzari received her Bachelor of Arts, cum laude, from the University of Massachusetts (Amherst) and her Juris Doctor degree from the University of Colorado School of Law. She is a member of Global Leaders in Law, Executive Women in Bio, Women Corporate Directors, National Association of Corporate Directors, Association of Corporate Counsel, Society for Corporate Governance and National Association of Stock Plan Professionals.

Class II Directors (Term expires in 2024)

Mr. James E. Dentzer. Mr. Dentzer was appointed to our Board of Directors in September 2022. He has been President and Chief Executive Officer and a member of the Board of Directors of Curis, Inc. (Nasdaq: CRIS) since September 2018. From March 2018 to September 2018, Mr. Dentzer served as Curis’ Chief Operating Officer and Chief Financial Officer. From March 2016 to March 2018, Mr. Dentzer served as Curis’ Chief Administrative Officer and Chief Financial Officer. Mr. Dentzer has also held the positions of secretary and treasurer from March 2016 to March 2019. Prior to joining Curis, Mr. Dentzer served as Chief Financial Officer of Dicerna Pharmaceuticals, Inc., a formerly publicly traded biotechnology company, from December 2013 to December 2015. Prior to that, he was the Chief Financial Officer of Valeritas, Inc., a formerly publicly traded medical technology company, from March 2010 to December 2013. Prior to joining Valeritas, Inc., he was the Chief Financial Officer of Amicus Therapeutics, Inc. (Nasdaq: FOLD), a biotechnology company, from October 2006 to October 2009. In prior positions, he spent six years as Corporate Controller of Biogen Inc. (Nasdaq: BIIB), a biotechnology company, and six years in various senior financial roles at E.I. du Pont de Nemours and Company, a chemical, petroleum and biotechnology company, in the U.S. and Asia. Mr. Dentzer holds a B.A. degree in Philosophy from Boston College and an M.B.A. from the University of Chicago.

Dr. Stacy R. Lindborg. Dr. Lindborg was appointed to our Board of Directors in June 2021. Dr. Lindborg brings to Imunon more than 25 years of pharmaceutical industry experience with a particular focus on R&D, executive management and strategy. She has worked with biologics, small molecules and cell therapies to address a broad range of diseases and disorders, including multiple Orphan drug products, along with extensive experience in early-stage development having taken molecules from first in man studies into the clinic through approval and launch. Dr. Lindborg’s holds the position of co-Chief Executive Officer at Brainstorm Cell Therapeutics (Nasdaq: BCLI), which she joined in 2020. From 2012 to 2020 she held positions of increasing responsibility at Biogen, where she worked in biostatistics and biometrics, and served as Vice President for Global Analytics and Data Sciences. Dr. Lindborg joined Eli Lilly and Company (NYSE: LLY) in 1996 moving through the organization to serve from 2010 to 2012 as Head of R&D Strategy with responsibility for characterizing the productivity of the portfolio and driving key R&D strategy projects including the annual R&D Long-Range Plan. Dr. Lindborg is a graduate of Baylor University where she received a Ph.D. and M.A. in statistics and a B.A. in psychology with a minor in mathematics. She has authored more than fifty abstracts, 200 presentations and 45 manuscripts that have been published in peer-reviewed journals. She serves on several industry advisory boards related to statistics and biotechnology.

Class III Directors (Term expires in 2025)

Dr. Donald P. Braun. Dr. Braun was appointed to our Board of Directors in December 2015. Dr. Braun has over 35 years of research experience in oncology, cancer immunology, cancer immunotherapy, and inflammatory diseases. He is the author of more than 120 published peer-reviewed manuscripts, twenty-five reviews and book chapters, and co-editor of a book on the role of prostaglandins and other COX 2 metabolites in cancer patient immunity and immunotherapy. He served from 2006 to 2014 as Vice President Clinical Research, after which he served as Vice President Translational Research and Chief Science Officer at the Cancer Treatment Centers of America until his retirement in May 2016. Prior to this role, he was the Scientific Director of the Cancer Center and Professor of Medicine and Immunology at Rush Medical College in Chicago from 1978 to 1999, and the Administrative Director of the Cancer Institute and a Professor of Surgery with tenure at the Medical College of Ohio from 1999 to 2006. He received his Ph.D. in Immunology and Microbiology from the University of Illinois at the Medical Center in Chicago. Dr. Braun has served as an advisor to numerous public agencies and private corporations concerned with cancer therapeutics and diagnostics. At the National Cancer Institute, Dr. Braun served as a member of the Experimental Therapeutics Study Section; the Small Business Innovation Grant Review Study Section; and the Experimental Therapy program for “Molecular Targets in Lung Cancer.” He served as a member of the Immunology and Immunotherapy Study Section of the American Cancer Society-National Division; as a Member of the Ohio Cancer Incidence Surveillance System; as a Member of the Biomedical Research Technology Transfer Commission for the State of Ohio; and as an advisor to the State of Arizona’s Disease Research Control Commission. Dr. Braun has also served as a consultant to numerous pharmaceutical and biotechnology companies developing cancer treatments and diagnostics including Pfizer Inc. (NYSE: PFE), Sterling Winthrop, Abbott Laboratories (NYSE: ABT), Boehringer Mannheim, Serono Corporation, Biomira Inc., Centocor and Merck KGA.

Mr. Michael H. Tardugno. Mr. Tardugno was appointed President and Chief Executive Officer of the Company on January 3, 2007, and was elected to the Board of Directors on January 22, 2007. In October of 2014, Mr. Tardugno was appointed by our Board of Directors as our Chairman. Effective July 18, 2022, Mr. Tardugno transitioned from the roles of President, Chief Executive Officer and Chairman to the position of Executive Chairman of the Board. Prior to joining the Company and for the period from February 2005 to December 2006, Mr. Tardugno served as Senior Vice President and General Manager of Mylan Technologies, Inc., a subsidiary of Mylan Inc. From 1998 to 2005, Mr. Tardugno was Executive Vice President of Songbird Hearing, Inc., a medical device company spun out of Sarnoff Corporation. From 1996 to 1998, he was Senior Vice President of Technical Operations worldwide for a division of Bristol-Myers Squibb (NYSE: BMY), and from 1977 to 1995, he held increasingly senior executive positions including Senior Vice President of Worldwide Technology Development with Bausch & Lomb (NYSE, TSX: BLCO) and Abbott Laboratories (NYSE: ABT). Mr. Tardugno holds a B.S. degree from St. Bonaventure University and completed the Harvard Business School Program for Management Development.

Executive Officers

The following are the biographical summaries for each of our executive officers. Each executive officer is elected by, and serves at the pleasure of, our Board of Directors.

Khursheed Anwer, Ph.D. Dr. Anwer joined us in June 2014 as Executive Vice President and Chief Scientific Officer, in connection with our acquisition of all the assets of EGWU, Inc. (formerly known as Egen, Inc.), an Alabama corporation (or “EGEN”). Before joining the Company, Dr. Anwer served as EGEN’s President and Chief Scientific Officer, a position he held since 2009. He joined EGEN in July 2002 as Vice President of Research and Development and directed EGEN’s clinical and research and development functions. Before joining EGEN, Dr. Anwer was Director of Pre-Clinical Development at Valentis, Inc. from July 2000 to June 2002. From 1993 to 1999, he served in several positions at GeneMedicine, Inc., where he led several research projects in the area of non-viral gene therapy. He has authored more than 40 publications in the area of non-viral gene therapy, resulting from his active career in research and development. Dr. Anwer holds a Ph.D. in physiology/pharmacology from Ohio University and received post-doctoral training from the University of Texas Health Science Center at Houston. Dr. Anwer also has a master’s in business administration from the University of Alabama.

Sébastien Hazard, M.D. On December 7, 2023, Dr. Hazard was appointed as Executive Vice President and Chief Medical Officer of the Company, effective as of December 11, 2023. Immediately prior to joining the Company, Dr. Hazard served as Senior Vice President, Head of Clinical Development at Bicycle Therapeutics plc (Nasdaq: BCYC) from April 2021 through September 2023. Prior to joining Bicycle Therapeutics, Dr. Hazard served as Clinical Development Lead at GSK from June 2019 to April 2021. He also served as Senior Medical Director of Clinical Development from July 2018 to May 2019, and Senior Medical Director of Global Medical Affairs from August 2016 to July 2018 at TESARO, Inc. Dr. Hazard held various positions within Genentech, including Medical Director in Lung Cancer of U.S. Medical Affairs from November 2012 to July 2016. Earlier in his career Dr. Hazard served as an advisor to the head of the French Drug Agency and to the French Health Minister’s cabinet. Dr. Hazard holds a Doctorate in Medicine, Internal Medicine and Public Health from Paris VI Pitie Salpetriere, an Executive M.B.A. from INSEAD and a master’s degree in epidemiology and statistics applied to clinical research from Paris VI University.

Mr. Jeffrey W. Church. Mr. Church joined us in July 2010 as Vice President, Chief Financial Officer and Corporate Secretary. Mr. Church was appointed as our Senior Vice President, Corporate Strategy and Investor Relations in July 2011. In July 2013, Mr. Church was reappointed as Senior Vice President and Chief Financial Officer. In December 2018, Mr. Church was promoted to Executive Vice President. Immediately prior to joining the Company, Mr. Church served as Chief Financial Officer and Corporate Secretary of Alba Therapeutics Corporation, a privately held life science company from 2007 until 2010. From 2006 until 2007, he served as Vice President, Chief Financial Officer and Corporate Secretary for Novavax, Inc. (Nasdaq: NVAX), a vaccine development company listed on The Nasdaq Global Select Market. From 1998 until 2006, he served as Vice President, CFO and Corporate Secretary for GenVec, Inc., a biotechnology company formerly listed on The Nasdaq Capital Market. Prior to that, he held senior financial positions at BioSpherics Corporation and Meridian Medical Technologies, both formerly publicly traded companies. He started his career with Price Waterhouse from 1979 until 1986. Mr. Church holds a B.S. degree in accounting from the University of Maryland.

Section 16(a) Beneficial Ownership Reporting Compliance

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

To our knowledge, based solely on a review of the copies of reports furnished to us, we believe that during the year ended December 31, 2023, our executive officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements.

Code of Ethics

Our Code of Ethics and Business Conduct is applicable to all employees, including the principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The Code of Ethics and Business Conduct is posted on our website at www.imunon.com.

Corporate Governance

Audit Committee

Our Audit Committee consists of Mr. James A. Dentzer (Chair), Mr. Frederick J. Fritz and Ms. Christine Pellizzari. Our Audit Committee operates under a written charter as amended and restated effective January 24, 2023. A copy of that charter, as may be amended from time to time, is available on our web site, located at http://www.imunon.com. Additional copies of the charter are available upon written request to us.

Our Audit Committee assists our Board of Directors in fulfilling its responsibility to oversee management’s implementation of our financial reporting process. In discharging its oversight role, the Audit Committee reviewed and discussed the audited financial statements contained in our 2023 Annual Report on Form 10-K with our management and independent registered public accounting firm. Management is responsible for the financial statements and the reporting process, including the system of internal controls. Our independent registered public accounting firm is responsible for expressing an opinion on the conformity of those financial statements with accounting principles generally accepted in the U.S.

Our Board has determined that all members of the Audit Committee meet the independence standards established by the SEC and Nasdaq. Our Board has determined that Mr. Dentzer is qualified to serve as the “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K and that Mr. Fritz and Ms. Pellizzari meet the financial literacy requirements under applicable Nasdaq rules.

Nomination of Directors

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

Insider Trading Policy

Our insider trading policy is designed to promote compliance with insider trading laws, rules and regulations and, among other things, prohibits our officers, directors, and employees from, among other things, engaging in short sales, transactions in derivative securities (including put and call options) or other forms of hedging transactions (i.e., zero-cost collars, equity swaps, exchange funds and forward sale contracts) that are designed to hedge or offset any decrease in the market value of equity securities (1) granted to the executive officer or director by the Company as part of the compensation of such individual, or (2) held, directly or indirectly, by the executive officer or director.

ITEM 11.	EXECUTIVE COMPENSATION

2023 Summary Compensation Table

The following table sets forth information regarding the total compensation for services rendered in all capacities during the years ended December 31, 2023 and 2022, awarded to, paid to, or earned by each “Named Executive Officer” serving as of December 31, 2023. All compensation awarded to, earned by, or paid to IMUNON’s Named Executive Officers are included in the table below for the years ended December 31, 2023 and 2022:

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Option Awards (1)(2)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total ($)

Corinne Le Goff (4)	2023	$658,080	$–		$–	$107,775	$274,959	$15,000	$1,055,814
President & CEO	2022	$264,000	$–		$97,500	$308,564	$157,250	$56,480	$883,794

Khursheed Anwer (5)	2023	$412,760	$–	$		$47,900	$125,281	$94,218	$680,159
Executive VP & CSO	2022	$382,629	$–		$19,500	$118,286	$139,737	$18,506	$678,658

Jeffrey Church (6)	2023	$441,296	$–		$–	$47,900	$115,726	$75,000	$679,922
Executive VP & CFO	2022	$409,822	$–		$–	$87,715	$139,094	$–	$636,631

(1)	The value reported for option awards is the aggregate grant date fair value of stock options granted to the Named Executive Officers in the years shown, determined in accordance with FASB ASC Topic 718, disregarding adjustments for forfeiture assumptions. The assumptions for making the valuation determinations are set forth in Note 12 to the Company’s financial statements for the year ended December 31, 2022

(2)	Executives’ bonuses under our annual incentive program are based on the achievement of specific performance measures established at the beginning of the fiscal year by our Compensation Committee. Historically, our Compensation Committee has awarded the annual incentive bonus for each year in the first quarter of the following year. In the first quarter of 2024, our Compensation Committee approved the amount and the payment of the incentive bonus for 2023 for each of the Named Executive Officers in the form of Non-Equity (Cash) Incentive Plan Compensation and stock awards.

(3)	This column includes other compensation as indicated below and matching and discretionary contributions made by the Company for the Named Executive Officers under our 401(k) plan. Our matching contribution is equal to 50% of the employee’s deferrals under the plan up to 6% of the employee’s compensation, subject to applicable IRS limitations, and are made in shares of our common stock.

(4)	Dr. Le Goff joined the Company as President and Chief Executive Officer and as a director effective as of July 18, 2022 and stepped down from these positions, effective March 15, 2024. For Dr. Le Goff, “All Other Compensation” for 2023 consists of a 401(k)-plan matching contribution of $15,000 in our common stock.

(5)	For Dr. Anwer, “All Other Compensation” for 2023 consists of $75,000 retention bonus paid in July 2023, $6,237 for discretionary spending allowance and a 401(k)-plan matching contribution of $12,981 in our common stock.

(6)	For Mr. Church “All Other Compensation” for 2023 consists of $75,000 for a retention bonus paid in July 2023.

Narrative Disclosure to 2023 Summary Compensation Table

Employment Agreement with Corinne Le Goff

The Company and Dr. Le Goff entered into an employment agreement effective as of July 18, 2022, in connection with her appointment as President and Chief Executive Officer, Pursuant to the employment agreement, the Company agreed to pay Dr. Le Goff an initial salary of $624,000 and a signing bonus $50,000. Dr. Le Goff’s targeted annual performance bonus was 72% of her annual base salary (pro-rated for the year ended December 31, 2022). Dr. Le Goff also received (i) an option to purchase 177,000 shares of the Company’s common stock that vested with respect to 25% of the subject shares on July 18, 2023 and the remaining 75% percent to vest in equal quarterly installments thereafter such that the stock option would be fully vested and exercisable as of the fourth anniversary of July 18, 2022, and (ii) a restricted stock award of 53,000 restricted shares that vested on July 18, 2023. Dr. Le Goff did not receive any additional compensation for her service on the Board. The agreement had no set term of employment and provided that in the event of termination by the Company other than for cause, Dr. Le Goff would receive an amount equal to one year’s salary as a severance payment. Effective March 15, 2024, Dr. Le Goff resigned from her positions as President, Chief Executive Officer and Director of the Company.

Employment Agreements with Other Named Executive Officers

Jeffrey Church

The Company and Mr. Church entered into an employment offer letter on June 15, 2010. Mr. Church’s employment is “at-will;” however, subject to Mr. Church’s promotion to Executive Vice President in January 2019, if we terminate Mr. Church’s employment for any reason other than just cause, we will pay Mr. Church a salary continuation and COBRA premiums for up to twelve months. The salary and COBRA premiums will cease at the end of the twelve-month period or if he finds new employment prior to the twelve-month period, the benefit will be reduced by the amount of compensation which he will receive from any new employer. Mr. Church’s right to receive these severance benefits is subject to his providing a release of claims in favor of the Company.

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

CIC Agreements

We have entered into amended and restated double-trigger change in control severance agreements (CIC Agreements) with each of the Named Executive Officers (other than Dr. Anwer, who is not subject to such an agreement) to provide severance benefits to these executives should their employment terminate in certain circumstances in connection with a change in control of the Company (a “CIC”).

Under the amended and restated CIC Agreements, in the event that, on or within two years after a CIC, we terminate the executive’s employment without cause or in the event that the executive terminates his employment for good reason, the executive would be entitled to receive a cash lump sum payment equal to two (2) times the sum of (1) the executive’s annual base salary and (2) the executive’s target annual bonus for the fiscal year in which the termination occurs. (For these purposes, the terms “cause,” “good reason” and “change in control” are each defined in the CIC Agreement.) In addition, we will pay or reimburse the executive for the cost of COBRA premiums and life insurance coverage for the executive and his eligible dependents, in each case for a period of up to two years following the termination. The executive would also be entitled to full acceleration of his then-outstanding equity awards granted to him by us. However, as to any equity award agreement that is subject to performance-based vesting requirements, the vesting of such an award will continue to be governed by its terms. In the case of options or similar awards, the award would generally remain exercisable for the remainder of the original term of the award (or, in the case of awards that vested after the date of the CIC, for the lesser of 12 months following the last day such award would have been exercisable under the applicable award agreement and the remainder of the original term). The benefits provided under the CIC Agreement are in addition to, and not in lieu of, any severance benefits the executive may be entitled to receive in connection with the termination of his employment under any other agreement with the Company. The executive’s right to benefits under the CIC Agreement is subject to his execution of a release of claims in favor of the Company upon the termination of his employment. The CIC Agreements do not provide for any tax gross ups.

Potential Payments Upon Termination or Change In Control

As described above under “Narrative Disclosure to 2023 Summary Compensation Table,” the Company entered into agreements with each of the Named Executive Officers providing for benefits payable to the executives in connection with a termination of their employment. The Company also entered into agreements with Dr. Le Goff and Mr. Church providing for benefits payable to the executives in connection with a termination of employment following a CIC of the Company. If in the event the Named Executive Officer is entitled to receive severance benefits in connection with a termination of employment under both their severance agreement and their CIC agreement, the executive shall be entitled to receive the benefits from both agreements. The first table below indicates the benefits that would have been payable to each executive if a termination of employment in the circumstances described above had occurred on December 31, 2023, outside of a CIC. The second table below indicates the benefits that would have been payable to each executive if a change in control of the Company and such a termination of employment had occurred on that date.

Severance Benefits (Outside of a Change in Control)

Name	Cash Severance	Continuation of Health/Life Benefit	Equity Acceleration	Total
Corinne Le Goff	$477,360	$30,189	–	$507,549
Khursheed Anwer	$400,899	$28,242	–	$429,141
Jeffrey W. Church	$428,615	$12,921	–	$441,536

Change of Control Severance Benefits

Name	Cash Severance	Continuation of Health/Life Benefit	Equity Acceleration	Total
Corinne Le Goff	$477,360	$30,189	–	$507,549
Jeffrey W. Church	$1,242,984	$25,842	–	$1,268,826

Material Terms of Option Grants During 2023

Each of the stock options awarded to the Named Executive Officers in 2023 was granted under, and is subject to, the terms of the IMUNON, INC. 2018 Stock Incentive Plan (the “2018 Plan”). The 2018 Plan is administered by the Compensation Committee, which has authority to interpret the plan provisions and make all required determinations under the plan. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers, and stock splits, and making provision to ensure that any tax withholding obligations incurred in respect of awards are satisfied. Awards granted under the plan are generally only transferable to a beneficiary of a Named Executive Officer upon his death. Under the terms of the 2018 Plan, if there is a change in control of the Company, each Named Executive Officer’s outstanding awards granted under the plan will generally terminate, unless the Compensation Committee provides for the substitution, assumption, exchange or other continuation or settlement (in cash, securities, or property) of the outstanding awards. The Compensation Committee has the discretion to provide for outstanding awards to become vested in connection with a change in control.

Each option granted to the Named Executive Officers in 2023 was granted with a per-share exercise price equal to the closing price of our common stock on the grant date. Each option is scheduled to vest in three installments, with one-third vesting on the date of grant and the balance vesting in equal annual installments over each of the next two years, subject in each case to the executive’s continued employment through the applicable vesting date and has a maximum term of ten years. However, vested options may terminate earlier in connection with a change in control transaction or a termination of the Named Executive Officer’s employment. Subject to any accelerated vesting that may apply in the circumstances, the unvested portion of the option will immediately terminate upon a termination of the Named Executive Officer’s -employment.

2023 Outstanding Equity Awards at Year-End

The following table summarizes the unexercised stock options held by each of the Named Executive Officers as of December 31, 2023. None of the Named Executive Officers held any other outstanding stock awards as of December 31, 2023.

		Option Awards
Name	Grant Date	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Corinne Le Goff	7/18/2022	44,250	132,750	(2)	$1.95	7/18/2032	(3)
	3/17/2023	30,000	60,000	(1)	$1.32	3/17/2033	(3)

Khursheed Anwer	10/3/2019	2,832	-		$25.80	10/3/2029
	3/04/2022	13,333	6,667	(1)	$4.60	3/04/2032
	6/13/2022	13,333	6,667	(1)	$1.93	6/13/2032
	3/17/2023	13,334	26,666	(1)	$1.32	3/17/2033

Jeffrey W. Church	10/3/2019	2,334	-		$25.80	10/3/2029
	6/13/2022	33,333	16,6673	(1)	$1.93	6/13/2032
	3/17/2023	13,334	26,666	(1)	$1.32	3/17/2033

(1)	Each of these stock option grants vest in three equal installments, with one-third of the grant vesting each immediately, on the first anniversary, and on the second anniversary of the date of grant.
(2)	Each of these stock option grants vest in four equal installments, with one-fourth of the grant vesting each on the first, second, third, and fourth anniversary of the date of grant.
(3)	Dr. Le Goff served as President and Chief Executive Officer of the Company until March 15, 2024. All of the equity awards held by Dr. Le Goff that had vested prior to March 15, 2024 may be exercised by Dr. Le Goff until September 11, 2024, at which time they will automatically be forfeited if not exercised. All stock options and stock awards (and similar equity rights) that had not vested as of March 15, 2024 were forfeited by Dr. Le Goff.

Director Compensation

2023 Non-Employee Director Compensation Table

The following table sets forth the cash and non-cash compensation paid to the Company’s directors who were not employed by the Company or any of its subsidiaries (“Non-Employee Directors”) for the year ended December 31, 2023. Other than as set forth in the table, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the Non-Employee Directors in 2023. The compensation paid to any director who was also one of our employees during fiscal year 2023 is presented in the “2023 Summary Compensation Table” and the information that follows that table. Such employee directors did not receive separate compensation for their service on the Board of Directors or any of its Committees. Mr. Tardugno and Dr. Le Goff are not shown in this table because they were compensated as officers for the years shown and did not receive any additional director compensation.

Name	Fees Earned ($)	Option Awards ($) (1)	Total ($)
James E. Dentzer	58,800	2,395	61,195
Frederick J. Fritz	103,800	2,395	106,195
Donald P. Braun	70,500	2,395	72,895
Stacy R. Lindborg	41,700	2,395	44,095
Christine A. Pellizzari	45,300	2,395	47,695

(1)	The value reported for Option Awards is the aggregate grant date fair value of stock options granted to each Director in 2023, determined in accordance with FASB ASC Topic 718. The assumptions for making the valuation determinations are set forth in Note 12 to our financial statements. As of December 31, 2023, Mr. Dentzer had 4,667 option awards outstanding; Mr. Fritz had 18,333 option awards outstanding; Dr. Braun had 15,833 option awards outstanding; and Dr. Lindborg and Ms. Pellizzari each had 9,666 option awards outstanding.

The following table sets forth stock option grants awarded to the Company’s Non-Employee Directors for the year ended December 31, 2023. Employee directors do not receive separate equity awards for service on the Board of Directors or any of the Board committees.

	Non-Employee Director Stock Option and Grant Awards Table
Name	Number of Options Granted (#) (1)	Exercise Price ($)	Grant Date	Expiration Date	Grant Date Fair Value ($)

James E. Dentzer	2,000	$1.32	3/17/2023	3/17/2033	$1.20

Frederick J. Fritz	2,000	$1.32	3/17/2023	3/17/2033	$1.20

Donald P. Braun	2,000	$1.32	3/17/2023	3/17/2033	$1.20

Stacy R. Lindborg	2,000	$1.32	3/17/2023	3/17/2033	$1.20

Christine A. Pellizzari	2,000	$1.32	3/17/2023	3/17/2033	$1.20

(1)	Each of these stock option grants vest in three equal installments, with one-third of the grant vesting on the date of grant and one third of the grant vesting on each of the first and second anniversary of the date of grant, subject to the applicable director’s continued service as a member of our Board through each applicable vesting date.

During the year ended December 31, 2023, each Non-Employee Director of the Company received annual cash compensation in the amount of $30,500 payable in quarterly installments, and an additional $2,200 for attendance at regular meetings of the Board of Directors and $1,200 for each meeting of a committee of the Board of Directors that was not held in conjunction with a meeting of the Board of Directors. Each Non-Employee director is reimbursed for the out-of-pocket costs of attending meetings of the Board of Directors and of committees of the Board of Directors. In 2023, the Chairman of the Audit Committee received an additional annual cash fee of $13,500 and the Chairman of the Compensation Committee received an additional annual cash fee of $10,500.

Acting on behalf of the Board of Directors, Mr. Fritz also received fees totaling $48,000 in 2023 for his role as a Board Liaison to our Board of Directors. Mr. Fritz’s responsibilities as Board Liaison include the following: (i) serve as an initial sounding board for our management regarding issues, matters, or communications to be brought or potentially to be brought before the Board of Directors; (ii) provide input and feedback to management regarding strategic matters, business matters, major scientific, clinical, collaboration, or corporate development matters, key personnel matters, or other items of significance regarding which management would like to obtain initial or further Board guidance, including, but not limited to, guidance regarding timing and content of communications regarding such matters or items with the full Board or any of its committees; (iii) remain accessible to management to provide guidance on business or strategy issues or other issues of significance on an as-needed basis; (iv) participate in meetings and relevant discussions as requested by management; (v) conduct general advisory or liaison services to the Board, including relaying to management requests from other members of the Board regarding desired additional information or clarification or suggestions or feedback regarding improvement in Board processes or communications; (vi) serve as a conduit for informal communications between management and the Board; and (vii) any other such services established by the Board from time to time.

Acting on behalf of our Board of Directors, Dr. Braun also received fees totaling $30,000 in 2023 for his role as a strategic advisor to our Executive Chairman and our Chief Executive Officer. Dr. Braun’s responsibilities as a strategic advisor include the following: (i) provide strategic and tactical advice to our Chief Executive Officer; (ii) evaluate international subsidiary options; (iii) develop strategies to secure business relationships other than in the U.S.; and (iv) having done both (ii) and (iii), develop high potential ex-US market strategies that address the objectives for broad and profitable sales of its commercial products.

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

The following table is furnished by the Company and sets forth certain information known to the Company regarding the beneficial ownership of the Company’s common stock as of March 26, 2024 by:

●	each person or group known by us to own beneficially more than 5% of the Company’s outstanding common stock;
●	each of our directors, as well as each executive officer named in the Summary Compensation Table appearing under the heading “Executive Compensation;” and
●	our directors and executive officers as a group.

We determine beneficial ownership in accordance with the rules of the SEC. Under SEC rules, beneficial ownership for purposes of this table takes into account shares as to which the individual has voting or investment power as well as shares that may be acquired within 60 days of March 26, 2024. Shares of common stock subject to options that are currently exercisable or that become exercisable within 60 days of March 26, 2024, are treated as outstanding and beneficially owned by the holder of such options. However, these shares are not treated as outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated or as to the interests of spouses, the persons included in the table have sole voting and investment power with respect to all shares beneficially owned thereby. Percentage ownership calculations are based on 9,399,789 shares outstanding as of March 26, 2024.

NAME OF BENEFICIAL OWNER	NUMBER OF SHARES OF COMMON STOCK BENEFICIALLY OWNED	PERCENT OF SHARES OF COMMON STOCK OUTSTANDING
James E. Dentzer* (1)	5,361	**
Stacy R. Lindborg* (2)	10,416	**
Frederick J. Fritz* (3)	28,682	**
Donald P. Braun* (4)	15,430	**
Christine Pellizzari* (5)	10,416	**
Michael H. Tardugno* (6)	183,763	1.95%
Corinne Le Goff* (7)	127,250	1.35%
Khursheed Anwer* (8)	78,188	**
Jeffrey W. Church* (9)	78,450	**
Directors and Executive Officers as a group (9 persons) (10)	410,707	4.37%

*	The address of each of the individuals named is c/o IMUNON, INC., 997 Lenox Drive, Suite 100, Lawrenceville, NJ 08648.

**	Less than one percent.

(1)	Includes 5,361 shares of common stock underlying options currently exercisable or exercisable within 60 days of March 26, 2024.

(2)	Includes 10,416 shares of common stock underlying options currently exercisable or exercisable within 60 days of March 26, 2024.

(3)	Includes 11,766 shares of common stock and 16,916 shares of common stock underlying options currently exercisable or exercisable within 60 days of March 26, 2024.

(4)	Includes 597 shares of common stock (reflecting the reverse stock split effected by the Company on February 28, 2022 at a ratio of 15:1) and 14,833 shares of common stock underlying options currently exercisable or exercisable within 60 days of March 26, 2024.

(5)	Includes 10,416 shares of common stock underlying options currently exercisable or exercisable within 60 days of March 26, 2024.

(6)	Includes 16,513 shares of common stock and 167,250 shares of common stock underlying options currently exercisable or exercisable within 60 days of March 26, 2024.

(7)	Includes 53,000 shares of common stock and 74,250 shares of common stock underlying options currently exercisable or exercisable within 60 days of March 26, 2024. Dr. Le Goff served as President and Chief Executive Officer of the Company until March 15, 2024. All of the options held by Dr. Le Goff that had vested prior to March 15, 2024 may be exercised by Dr. Le Goff until September 11, 2024, at which time they will automatically be forfeited if not exercised. All stock options and stock awards (and similar equity rights) that had not vested as of March 15, 2024 were forfeited by Dr. Le Goff.

(8)	Includes 2,855 shares of common stock (reflecting the reverse stock split effected by the Company on February 28, 2022 at a ratio of 15:1) and 75,333 shares of common stock underlying options currently exercisable or exercisable within 60 days of March 26, 2024.

(9)	Includes 3,617 shares of common stock (reflecting the reverse stock split effected by the Company on February 28, 2022 at a ratio of 15:1) and 74,833 shares of common stock underlying options currently exercisable or exercisable within 60 days of March 26, 2024.

(10)	Includes 375,359 shares of common stock underlying options currently exercisable or exercisable within 60 days of March 26, 2024.

Equity Compensation Plan Information as of December 31, 2023

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by securityholders	772,297	(1)	$3.09	1,202,776	(2)
Equity compensation plans not approved by securityholders	294,751	(3)	1.59	–
Total	1,067,048		$2.68	1,202,776

(1)	Includes both vested and unvested options to purchase common stock and unvested stock grants under the 2018 Plan. These awards have a weighted average remaining term of 8.7 years.

(2)	Represents shares available for award grant purposes under the 2018 Plan. Subject to certain express limits of the plan, shares available under the plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, restricted stock and other forms of awards granted or denominated in shares of our common stock or units of our common stock.

(3)	Includes both vested and unvested options to purchase common stock and unvested stock grants under inducement grants provided certain employees as an inducement to accept employment with the Company. These awards have a weighted average remaining term of 9.0 years. These grants are similar to those granted under the 2018 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

Our Code of Ethics requires all of our directors, officers and employees to give their complete loyalty to the best interests of the Company and to avoid any action that may involve, or that even may appear to involve, a conflict of interest with the Company. The Code of Ethics also requires any of our directors, officers or employees who become aware of a conflict or potential conflict to bring it to the attention of supervisor, manager or other appropriate personnel or consult the compliance procedures provided in the Code of Ethics. The Board of Directors reviews and approves or ratifies all relationships and transactions between us and (i) any of our directors or executive officers, (ii) any nominee for election as a director, (iii) any securityholder who is known to us to own beneficially or of record more than five percent of our common stock or (iv) any member of the immediate family of any of the foregoing.

On November 16, 2022, the Company entered into a Convertible Note Purchase Agreement with Transomic Technologies, Inc. (“Transomic”) whereby the Company purchased $375,000 of convertible notes secured by certain assets held by Transomic and warrants. As a result of this investment in Transomic, Imunon’s executive chairman, Mr. Michael Tardugno, was appointed to the Board of Directors of Transomic. The Company is disclosing the notes receivable as a related party transaction. In December 2023, Transomic filed a formal certificate of dissolution of the company resulting in a complete write off of the convertible note and related warrants.

Director Independence

In accordance with the rules of the SEC and Nasdaq, the Company requires that at least a majority of the directors serving at any time on the Board of Directors be independent. The Board has determined that of the six currently serving directors, five directors (Drs. Braun and Lindborg, Messrs. Dentzer and Fritz and Ms. Pellizzari) are independent under applicable SEC and Nasdaq rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Withum, Brown + Smith PC (“Withum”) has served as our independent accountants since 2017 and has advised us that neither Withum nor any of its members has, or has had in the past three years, any financial interest in the Company or any relation to the Company other than as auditors and accountants.

The following table presents fees as invoiced for professional audit services rendered for the fiscal years ended December 31, 2023 and December 31, 2022, and fees for other services rendered during those periods:

	2023		2022
FEE CATEGORY	AMOUNT	% OF TOTAL	AMOUNT	% OF TOTAL
Audit Fees	$150,000	60%	$158,500	81%
Audit Related Fees	9,705	4	14,246	7
Tax Fees	13,750	5	10.800	6
All Other Fees	78,885	31	11,850	6
Total Fees	$252,340	100%	$195,396	$100%

Audit fees consist of fees for professional services rendered by Withum for the audits of our annual financial statements in our Annual Reports on Form 10-K and for reviews of the quarterly financial statements included in the Company’s Quarterly Reports on Form 10-Q. Audit related fees pertain to the work performed during our equity offerings in 2023 and 2022. Tax fees consist of fees for preparation of the Company’s federal and state tax returns. All other fees consist of fees for attendance at the Company’s annual meetings, review of registration statements and similar matters.

Services by Employees of Withum

No part of Withum’s engagement to audit the Company’s financial statements for the years ended December 31, 2023 and 2022 was attributable to work performed by persons other than Withum’s full-time, permanent employees.

Audit Committee Policy on Approval of Audit and Non-Audit Services

It is the policy of the Audit Committee to pre-approve all audit and permissible non-audit services provided by our independent accountants, in accordance with rules prescribed by the SEC. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is based on a written proposal, accompanied by a cost estimate, and estimated budget. The Audit Committee has delegated to its chairman the authority to pre-approve audit and non-audit services with an estimated cost of up to $25,000, provided the exercise of such authority is reported to the Audit Committee at its next regular meeting. The Audit Committee reserves the right, from time to time, to delegate pre-approval authority to other of its members, so long as such members are independent directors. All audit and permissible non-audit services during 2023 and 2022 were approved by the Audit Committee in accordance with its pre-approval policy and the approval requirements of the SEC.

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

3. EXHIBITS

The following documents are included as exhibits to this report:

EXHIBIT NO.	DESCRIPTION

2.1*	Asset Purchase Agreement dated as of June 6, 2014, by and between Imunon, Inc. and EGEN, Inc., incorporated herein by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2014 (SEC File No. 001-15911).

2.2	Amendment to Asset Purchase Agreement between Celsion Corporation and EGWU, Inc., dated March 28, 2019 incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on April 1, 2019 (SEC File No. 001-15911).

3.1	Amended and Restated Certificate of Incorporation of Imunon, dated March 24, 2023, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on March 24, 2023 (SEC File No. 001-15911).

3.2	Amended and Restated Bylaws of the Company, effective on March 15, 2024, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed on March 18, 2024 (SEC File No. 001-15911).

4.1	Form of Representative’s Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company, filed on October 31, 2017 (SEC File No. 001-15911).

4.2	Form of Placement Agent Common Stock Purchase Warrant incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K of the Company, filed on July 11, 2017 (SEC File No. 001-15911).

4.3	Form of Amended and Restated Warrant (issued under First Amendment of Venture Loan and Security Agreement, dated as of August 1, 2020, by and among Imunon, Inc., Horizon Funding I, LLC, Horizon Funding Trust 2019-1, and Horizon Technology Finance Corporation, as Collateral Agent), incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company, filed on September 4, 2020 (SEC File No. 001-15911).

4.4	Form of Exchange Warrant, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company, filed on March 13, 2020 (SEC File No. 001-15911).[1]

4.5	Warrant to purchase Shares of Common Stock of Celsion Corporation between Celsion Corporation and EGWU, Inc., dated March 28, 2019, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2019 (SEC File No. 001-15911).

4.6	Description of Securities of the Registrant, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2019.

10.1***	Imunon, Inc. 2007 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on May 16, 2017 (SEC File No. 001-15911).

10.2	Form Inducement Offer to Exercise Common Stock Purchase Warrants, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2017 (SEC File No. 001-15911).

10.3***	Imunon, Inc. 2018 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed May 15, 2018 (SEC File No. 001-15911).

10.4***	First Amendment to the Imunon, Inc. 2018 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on May 15, 2019 (SEC File No. 001-15911).

10.5***	Second Amendment to the Imunon, Inc. 2018 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on June 16, 2020 (SEC File No. 001-15911).

10.6***	Third Amendment to the Celsion Corporation 2018 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the Commission on June 10, 2021 (SEC File No. 001-15911).

10.7***	Employment Offer Letter, entered into on June 15, 2010, between the Company and Jeffrey W. Church, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 18, 2010 (SEC File No. 001-15911).

10.8***	Employment Offer Letter effective as of June 2, 2014, between the Company and Khursheed Anwer incorporated herein by reference to Exhibit 10.27 to the Annual Report of the Company for the year ended December 31, 2014 (SEC File No. 001-15911).

10.9***	Employment Agreement between the Company and Michael H. Tardugno, effective as of July 18, 2022, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed with the Commission on July 19, 2022 (SEC File No. 001-15911).

10.10***	Employment Agreement between the Company Corporation and Corinne Le Goff, effective as of July 18, 2022 incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the Commission on July 19, 2022 (SEC File No. 001-15911).

10.11***	Amended and Restated Change in Control Agreement dated as of September 6, 2016, by and between the Company and Michael H. Tardugno, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2016 (SEC File No. 001-15911).

10.12***	Amended and Restated Change in Control Agreement dated as of September 6, 2016, by and between the Company and Jeffrey W. Church, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2016 (SEC File No. 001-15911).

10.13*	Development, Product Supply and Commercialization Agreement, effective December 5, 2008, by and between the Company and Yakult Honsha Co., Ltd., incorporated herein by reference to Exhibit 10.15 to the Annual Report of the Company for the year ended December 31, 2008 (SEC File No. 001-15911).

10.14*	The 2nd Amendment to The Development, Product Supply and Commercialization Agreement, effective January 7, 2011, by and between the Company and Yakult Honsha Co., Ltd. incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on January 18, 2011 (SEC File No. 001-15911).

10.15*	Technology Development Agreement effective as of May 7, 2012, by and between Imunon, Inc. and Zhejiang Hisun Pharmaceutical Co. Ltd., incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2012 (SEC File No. 001-15911).

10.16*	Technology Development Contract dated as of January 18, 2013, by and between Imunon, Inc. and Zhejiang Hisun Pharmaceutical Co. Ltd., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2013 (SEC File No. 001-15911).

10.17	Lease Agreement, executed July 21, 2011, by and between Imunon, Inc. and Brandywine Operating Partnership, L.P., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on July 25, 2011 (SEC File No. 001-15911).

10.18	First Amendment to Lease Agreement, executed April 20, 2017, by and between Imunon, Inc. and Lenox Drive Office Park, LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 10-Q of the Company filed on November 14, 2017 (SEC File No. 001-15911).

10. 19	Second Amendment to Lease Agreement, dated January 9, 2019, by and between Celsion Corporation and Lenox Drive Office Park, LLC, successor in interest to Brandywine Operating Partnership, L.P., incorporated herein by reference to Exhibit 10-Q to the Current Report on Form 10-Q of the Company for the quarter ended March 31, 2019 (SEC File No. 001-15911).

10.20	Lease Agreement dated January 15, 2018, by and between Imunon, Inc. and HudsonAlpha Institute of Biotechnology for office and lab space located in Huntsville, Alabama incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2018 (SEC File No. 001-15911).

10.21	Settlement Agreement and Release, by and between the plaintiff to the shareholder action captioned O’Connor v. Braun, et al., N.J. Super., Dkt. No. MERC-00068-19, William J. O’Connor, derivatively on behalf of Imunon, Inc. and individually on behalf of himself and all other similarly situated stockholders of Imunon, Inc. and defendants, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed on June 16, 2020 (SEC File No. 001-15911).

10.22	Form of Exercise Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on March 13, 2020 (SEC File No. 001-15911).

10.23	At the Market Offering Agreement, dated May 25, 2022 by and between Celsion Corporation and H.C. Wainwright & Co. LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on May 25, 2022, (SEC File NO. 001-15911).

21.1+	Subsidiaries of Imunon, Inc.

23.1+	Consent of WithumSmith+Brown, PC, independent registered public accounting firm for the Company.

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97+	Compensation Recovery Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

101**	The following materials from the Company’s Annual Report for the fiscal year ended December 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) the audited Consolidated Balance Sheets, (ii) the audited Consolidated Statements of Operations, (iii) the audited Consolidated Statements of Comprehensive Loss, (iv) the audited Consolidated Statements of Cash Flows, (v) the audited Consolidated Statements of Changes in Stockholders’ Equity and (vi) Notes to Financial Statements.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, amended, and the omitted material has been separately filed with the Securities and Exchange Commission.
+	Filed herewith.
^	Furnished herewith.
**	XBRL information is filed herewith.
***	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMUNON, INC.
Registrant

March 28, 2024	By:	/s/ Michael H. Tardugno
Michael H. Tardugno
Executive Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ MICHAEL H. TARDUGNO	Executive Chairman of the Board	March 28, 2024
(Michael H. Tardugno)

/s/ JEFFREY W. CHURCH	Executive Vice President and Chief	March 28, 2024
(Jeffrey W. Church)	Financial Officer

/s/ KIMBERLY A. GRAPER	Vice President of Finance & Controller	March 28, 2024
(Kimberly A. Graper)

/s/ FREDERICK J. FRITZ	Director	March 28, 2024
(Frederick J. Fritz)

/s/ JAMES E. DENTZER	Director	March 28, 2024
(James E. Dentzer)

/s/ DONALD BRAUN	Director	March 28, 2024
(Donald Braun, Ph.D.)

/s/ CHRISTINE PELLIZZARI	Director	March 28, 2024
(Christine A. Pellizzari)

/s/ STACY R. LINDBORG	Director	March 28, 2024
(Dr. Stacy R Lindborg)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Imunon Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Imunon Inc. as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Imunon Inc. as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the entity has suffered recurring losses from operations, has experienced cash used from operations, and has an accumulated deficit, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Imunon Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Imunon Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern Evaluation

Description of Matter

As described further in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit, and expects its operating losses to continue for the foreseeable future. Accordingly, the Company has determined that these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management intends to seek opportunities to fund its business by way of public or private offerings of the Company’s stock in order to satisfy the Company’s obligations as they come due for at least one year from the consolidated financial statement issuance date. Further, there is no guarantee that the Company will be successful in these endeavors.

Auditing management’s conclusions about whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the consolidated financial statements are issued is subjective and requires especially challenging auditor judgment.

How We Addressed the Matter in Our Audit

We obtained an understanding of controls over the Company’s process for determining their ability to continue as a going concern. We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s available capital and the risk of bias in management’s judgments and assumptions in their determination. Our audit procedures related to considering whether the results of our audit procedures, when considered in the aggregate, indicate whether there is substantial doubt about the Company’s ability to continue as a going concern for reasonable period of time included the following procedures, among other procedures:

●	Evaluating the financial condition of the Company, including liquidity sources as of the date of the auditor’s opinion (the “assessment date”).
●	Examining and evaluating underlying evidence with respect to this assessment date evaluation.
●	Evaluating conditional and unconditional obligations due or anticipated to become due during the period of 12 months from the date of the filing of these financial statements (the “look forward period”) and examining and evaluating underlying evidence with respect to this evaluation.
●	Evaluating the Company’s assessment of its cash flows during the look forward period and examining and evaluating underlying evidence with respect to this evaluation.
●	Inquiring of Company management as to whether there are any other adverse conditions or events which could raise substantial doubt regarding the Company’s ability to continue as a going concern and evaluating such events, as applicable.
●	Performing an assessment regarding management’s plans to alleviate substantial doubt regarding the Company’s ability to continue as a going concern and examining and evaluating underlying evidence with respect to this assessment, as applicable.
●	Evaluated the adequacy of the Company’s financial statements disclosures regarding liquidity and going concern to determine in which such disclosures were in accordance with U.S. generally accepted accounting principles.

/s/ WithumSmith+Brown, PC

WithumSmith+Brown, PC

We have served as Imunon Inc.’s auditor since 2017.

East Brunswick, New Jersey

March 27, 2024

PCAOB ID Number 100

IMUNON, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$5,838,566	$11,492,841
Investment in debt securities - available for sale, at fair value	9,857,087	21,254,485
Accrued interest receivable on investment securities	-	128,932
Money market investments, restricted cash	-	1,500,000
Advances and deposits on clinical programs and other current assets	2,545,051	2,403,433
Total current assets	18,240,704	36,779,691

Property and equipment (at cost, less accumulated depreciation and amortization)	751,906	548,301

Other assets:
Money market investments, restricted cash	-	4,500,000
Deferred income tax asset	1,280,385	1,567,026
Operating lease right-of-use assets, net	1,595,074	155,876
Deposits and other assets	50,000	425,000
Total other assets	2,925,459	6,647,902

Total assets	$21,918,069	$43,975,894

See accompanying notes to the consolidated financial statements.

IMUNON, INC.

CONSOLIDATED BALANCE SHEETS

(Continued)

	December 31,
	2023	2022
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$3,515,192	$3,586,623
Other accrued liabilities	3,390,521	4,794,936
Notes payable – current portion, net of deferred financing costs	-	1,424,774
Operating lease liabilities - current portion	485,421	230,749
Total current liabilities	7,391,134	10,037,082

Notes payable – non-current portion, net of deferred financing costs	-	4,610,946
Operating lease liabilities - non-current portion	1,139,293	-
Total liabilities	8,530,427	14,648,028

Commitments and contingencies	–	–

Stockholders’ equity:

Preferred Stock - $0.01 par value (100,000 shares authorized, and no shares issued or outstanding at December 31, 2023 and 2022)	–	–

Common stock - $0.01 par value (112,500,000 shares authorized; 9,399,811 and 7,436,219 shares issued at December 31, 2023 and 2022, respectively, and 9,399,789 and 7,436,197 shares outstanding at December 31, 2023 and 2022, respectively)	93,998	74,362
Additional paid-in capital	401,500,838	397,980,023
Accumulated other comprehensive income	60,796	26,494
Accumulated deficit	(388,182,802)	(368,667,825)
Total stockholders’ equity before treasury stock	13,472,830	29,413,054

Treasury stock, at cost (22 shares at December 31, 2023 and 2022)	(85,188)	(85,188)
Total stockholders’ equity	13,387,642	29,327,866

Total liabilities and stockholders’ equity	$21,918,069	$43,975,894

See accompanying notes to the consolidated financial statements.

IMUNON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2023	2022

Licensing revenue	$-	$500,000

Operating expenses:
Research and development	11,287,691	11,733,666
General and administrative	9,742,739	13,687,899
Total operating expenses	21,030,430	25,421,565

Loss from operations	(21,030,430)	(24,921,565)

Other income (expense):
Gain from change in earn-out milestone liability	-	5,396,000
Impairment of in-process research and development	-	(13,366,234)
Loss on debt extinguishment	(329,158)	-
Investment income, net	1,157,625	453,356
Interest expense	(197,080)	(5,028,618)
Other (loss) income	(396,319)	1,801
Total other income (expense), net	235,068	(12,543,695)

Loss before income tax benefit	(20,795,362)	(37,465,260)

Income tax benefit	1,280,385	1,567,026

Net loss	$(19,514,977)	$(35,898,234)

Net loss per common share - basic and diluted	$(2.16)	$(5.03)

Weighted average common shares outstanding - basic and diluted	9,045,320	7,142,970

See accompanying notes to the consolidated financial statements.

IMUNON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2023	2022
Other comprehensive loss

Changes in:
Realized gains on investment securities recognized in investment income, net	431,801	49,222
Unrealized losses on investment securities, net	(397,499)	(14,754)

Change in realized and unrealized gains on available for sale securities, net	34,302	34,468

Net loss	(19,514,977)	(35,898,234)

Total comprehensive loss	$(19,480,675)	$(35,863,766)

See accompanying notes to the consolidated financial statements.

IMUNON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(19,514,977)	$(35,898,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	248,154	196,510
Amortization of right-of-use assets	471,851	535,119
Recognition of deferred revenue	-	(500,000)
Realized and unrealized losses, net, on investment securities	34,302	34,468
Change in fair value of earn-out milestone liability	-	(5,396,000)
Stock-based compensation	759,013	2,673,047
Change of deferred income tax asset	286,641	(183,580)
Loss on extinguishment of debt	329,158	-
Write-off of note receivable (Transomic)	375,000	-
Impairment of in-process research and development	-	13,366,234
Amortization of deferred finance charges and debt discount associated with note payable	55,122	181,259
Net changes in:
Accrued interest receivable on investment securities	68,136	(20,088)
Advances, deposits, and other current assets	(141,619)	43,980
Other assets	-	(241,511)
Accounts payable and accrued liabilities	(1,992,929)	2,111,901
Net cash used in operating activities	(19,022,148)	(23,096,895)

Cash flows from investing activities:
Purchases of investment securities	(13,541,806)	(48,226,390)
Proceeds from sale and maturity of investment securities	25,000,000	56,775,000
Purchases of property and equipment	(451,759)	(267,800)
Net cash provided by investing activities	11,006,435	8,280,810

Cash flows from financing activities:
Proceeds from redeemable convertible preferred stock offering	-	28,500,000
Payment upon redemption of redeemable convertible preferred stock	-	(28,500,000)
Proceeds from sale of common stock equity, net of issuance costs	2,781,438	6,722,654
Payoff of the SVB loan and accrued end-of-term fees	(6,420,000)	-
Net cash (used in) provided by financing activities	(3,638,562)	6,722,654

Net change in cash, cash equivalents and restricted cash	(11,654,275)	(8,093,431)
Cash, cash equivalents and restricted cash at beginning of year	17,492,841	25,586,272
Cash, cash equivalents and restricted cash at end of year	$5,838,566	$17,492,841

See accompanying notes to the consolidated financial statements.

F-7

IMUNON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Years Ended December 31,
	2023	2022
Supplemental disclosure of cash flow information:

Cash paid for:
Income taxes paid	$2,500	$2,000
Interest	$179,542	$4,847,359
Non-Cash Investing and Financing Activities
Recognition of right of use asset and liability	$1,911,049	$-

See accompanying notes to the consolidated financial statements.

IMUNON, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2023

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accum. Other Compr. Income	Accumulated
	Shares	Amount	Capital	Shares	Amount	(Loss)	Deficit	Total

Balance at January 1, 2023	7,436,219	$74,362	$397,980,023	22	$(85,188)	$26,494	$(368,667,825)	$29,327,866

Net loss	-	-	-	-	-	-	(19,514,977)	(19,514,977)

Sale of equity through equity financing facilities	1,904,142	19,041	2,762,397	-	-	-	-	2,781,438

Issuance of common stock upon exercise of restricted options	59,450	595	-	-	-	-	-	595

Realized and unrealized gains, net, on investment securities	-	-	-	-	-	34,302	-	34,302

Stock-based compensation expense	-	-	758,418	-	-	-	-	758,418
Balance at December 31, 2023	9,399,811	$93,998	$401,500,838	22	$(85,188)	$60,796	$(388,182,802)	$13,387,642

See accompanying notes to the consolidated financial statements.

IMUNON, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2022

	Series A & B Preferred		Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accum. Other Compr. Income	Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	(Loss)	Deficit	Total

Balance at January 1, 2022	-	$-	5,770,516	$57,705	$388,600,979	22	$(85,188)	$(7,974)	$(332,769,591)	$55,795,931

Net loss	-	-	-	-	-	-	-	-	(35,898,234)	(35,898,234)

Effect of reverse stock split	-	-	(27)	-	-	-	-	-	-	-

Issuance of preferred stock upon financing	100,000	28,500,000	-	-	-	-	-	-	-	28500,000

Redemption of preferred stock	(100,000)	(28,500,000)	-	-	-	-	-	-	-	(28,500,000)

Sale of equity through equity financing facilities	-	-	1,664,349	16,644	6,706,010	-	-	-	-	6,722,654

Issuance of common stock for restricted options	-	-	1,381	13	-	-	-	-	-	13

Realized and unrealized gains, net, on investment securities	-	-	-	-	-	-	-	34,468	-	34,468

Stock-based compensation expense	-	-	-	-	2,673,034	-	-	-	-	2,673,034
Balance at December 31, 2022	-	$-	7,436,219	$74,362	$397,980,023	22	(85,188)	$26,494	$(368,667,825)	$29,327,866

See accompanying notes to the consolidated financial $$statements.

IMUNON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Basis of Presentation

The accompanying consolidated financial statements (“Financial Statements”) of Imunon have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and CLSN Laboratories, Inc. The Company in 2023 dissolved Celsion GmbH. All significant intercompany balances and transactions have been eliminated in consolidation.

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

On an ongoing basis, the Company evaluates its estimates using historical experience and other factors, including the current economic environment. Significant items subject to such estimates are assumptions used for purposes of determining stock-based compensation, the fair value of the earn-out milestone liabilities, estimates for contingent liabilities, if any, and accounting for impairment of in-process research and development assets. Management believes its estimates to be reasonable under the circumstances. Actual results could differ significantly from those estimates.

Revenue Recognition

The Company’s sole revenue stream was related to the Hisun agreement described in Note 18, and whose contract has expired. There were no accounts receivable as of December 31, 2023 and 2022.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments purchased with an original maturity of three months or less. A portion of these funds are not covered by FDIC insurance.

Fair Value of Financial Instruments

The carrying values of financial instruments approximate their respective fair values. Management believes that the carrying amounts of the Company’s financial instruments, including cash and cash equivalents and accounts payable approximate fair value due to the short-term nature of those instruments. Short-term investments are recorded at their estimated fair value.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided over the estimated useful lives of the related assets, ranging from three to seven years, using the straight-line method. Amortization is recognized over the lesser of the life of the asset or the lease term. Major renewals and improvements are capitalized at cost and ordinary repairs and maintenance are charged against operating expenses as incurred. Depreciation expense was approximately $248,000 and $197,000 for the years ended December 31, 2023 and 2022, respectively.

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. There was no impairment of property or equipment during 2023 or 2022.

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

Net Loss per Share of Common Stock

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

For the years ended December 31, 2023 and 2022, the total number of shares of common stock issuable upon exercise of warrants and equity awards was 1,255,642 and 988,389, respectively. For the years ended December 31, 2023 and 2022, diluted loss per common share is the same as basic loss per common share as all options and all other warrants that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted earnings attributable to common stockholders per common share as their effect would be anti-dilutive.

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

As more fully discussed in Note 10, on November 28, 2023, the Company received approval from the New Jersey Economic Development Authority to sell $1.3 million of its New Jersey net operating losses (“NOLs”), recognizing a tax benefit for the year ended December 31, 2023 for the net proceeds (approximately $1.3 million) by reducing the net operating loss valuation allowance. As more fully discussed in Note 10, on November 28, 2023, the Company was notified by the New Jersey Economic Development Authority that its application was approved and the Company entered into an agreement to sell this NOL. On March 22, 2024, the Company received approximately $1.3 million upon completion of the sale of the 2023 NOLs. During 2022, the Company received approval to sell $1.6 million of its New Jersey NOLs, receiving net proceeds of approximately $1.6 million. As part of the Technology Business Tax Certificate Program sponsored by The New Jersey Economic Development Authority, emerging biotechnology companies with unused NOLs and unused research and development credits are allowed to sell these benefits to other New Jersey-based companies. During 2021, the New Jersey State Legislature increased the maximum lifetime benefit per company from $15 million to $20 million, which will allow the Company to participate in this innovative funding program in future years for up to an additional $0.4 million in net operating losses under this maximum lifetime benefit (see Note 2).

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

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. Early adoption is permitted. The Company is currently evaluating the impact of the ASU on the income tax disclosures within the consolidated financial statements.

2. FINANCIAL CONDITION AND GOING CONCERN UNCERTAINTY

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s drug candidates, and applications and submissions to the FDA. The Company has not generated significant revenue and has incurred significant net losses in each year since inception. For the year ended December 31, 2023, the Company had a net loss of $19.5 million and used $19.0 million to fund operations. As of December 31, 2023, the Company has incurred approximately $388 million of cumulative net losses. As of December 31, 2023, the Company had $15.7 million in cash and cash equivalents, short-term investments, and interest receivable and $1.3 million net proceeds from the sale of its New Jersey net operating losses. The Company has substantial future capital requirements to continue its research and development activities and advance its drug candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its drug candidates and technologies.

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

The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the U.S. and worldwide resulting from the COVID-19 pandemic, the Russian invasion of Ukraine and the unrest in the Middle East. The Company continues to monitor its operating activities in light of these events, and it is possible that these events could result in a variety of risks to the business. The specific impact, if any, is not readily determinable as of the date of these consolidated Financial Statements.

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

The actual amount of funds the Company will need to operate is subject to many factors, some of which are beyond the Company’s control. These factors include the progress of research activities; the number and scope of research programs; the progress of preclinical and clinical development activities; the progress of the development efforts of parties with whom the Company has entered into research and development agreements; the costs associated with additional clinical trials of drug candidates; the ability to maintain current research and development licensing arrangements and to establish new research and development and licensing arrangements; the ability to achieve milestones under licensing arrangements; the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and the costs and timing of regulatory approvals.

The consolidated financial statements have been prepared on the going concern basis. In making this assessment, management conducted a comprehensive review of the Company’s business plan including, but not limited to:

●	the Company’s financial position for the year ended December 31, 2023;

●	significant events and transaction the Company has entered into since December 31, 2023;

●	the Company’s cash flow and cash usage forecasts for the period one year from the issuance date of this Annual Report on Form 10-K;

●	the Company’s capitalization structure including common stock outstanding and common stock issuable on exercise of warrants and equity awards, and other common stock issuable under equity plans; and

●	continued support of the Company’s stockholders.

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

Management has determined the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance date of this Annual Report on Form 10-K. The report of our independent registered public accounting firm for the year ended December 31, 2023 includes an explanatory paragraph, which expresses substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

3. INVESTMENTS IN DEBT SECURITIES AVAILABLE FOR SALE

Investments in debt securities available for sale with a fair value of $9,857,087 and $21,254,485 as of December 31, 2023 and 2022, respectively, consisted of U.S. Treasury securities and corporate debt securities. These investments are valued at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in accumulated other comprehensive loss.

The Company reviews its debt securities classified as short-term investments on a regular basis for impairment. For debt securities in unrealized loss positions, the Company determines whether any portion of the decline in fair value below the amortized cost basis is due to credit-related factors if it neither intends to sell nor anticipates that it is more likely than not that it will be required to sell prior to recovery of the amortized cost basis. The Company considers factors such as the extent to which the market value has been less than the cost, any noted failure of the issuer to make scheduled payments, changes to the rating of the security and other relevant credit-related factors in determining whether or not a credit loss exists. During fiscal 2023 and 2022, the Company did not recognize an allowance for credit-related losses on any of our investments.

A summary of the cost, fair value and maturities of the Company’s short-term investments is as follows:

	December 31, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Short-term investments
U.S. Treasury securities	$9,796,291	$9,857,087	$-	$-
Corporate debt securities	-	-	21,227,991	21,254,485
Total	$9,796,291	$9,857,087	$21,227,991	$21,254,485

	December 31, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Short-term investment maturities
Within 3 months	$2,467,518	$2,490,775	$4,005,559	$3,994,590
Between 3-12 months	7,328,773	7,366,312	17,222,432	17,259,895
Total	$9,796,291	$9,857,087	$21,227,991	$21,254,485

The following table shows the Company’s investment in debt securities available for sale gross unrealized gains (losses) and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2023 and 2022. The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	December 31, 2023		December 31, 2022
Available for sale securities (all unrealized holding gains and losses are less than 12 months at date of measurement)	Fair Value	Unrealized Holding Gains (Losses)	Fair Value	Unrealized Holding Gains (Losses)

Investments in debt securities with unrealized gains	$9,857,087	$60,796	$13,278,505	$43,508
Investments in debt securities with unrealized losses	-	$-	7,975,980	(17,014)
Total	$9,857,087	$60,796	$21,254,485	$26,494

Investment income, which includes net realized losses on sales of available for sale securities and investment income interest and dividends, is summarized as follows:

	2023	2022
Interest and dividends accrued and paid	$725,824	$502,578
Realized losses	431,801	(49,222)
Investment income, net	$1,157,625	$453,356

4. RESTRICTED CASH

As a condition of the SVB Loan Facility entered into on June 18, 2021, as further discussed in Note 9, the Company was required at all times to maintain on deposit with SVB as cash collateral in a segregated money market bank account in the name of the Company, unrestricted and unencumbered cash (other than a lien in favor of SVB) in an amount of at least 100% of the aggregate outstanding amount of the SVB loan facility. SVB could restrict withdrawals or transfers by or on behalf of the Company that would violate this requirement. The loan was repaid in full during the quarter ended June 30, 2023, thus removing this requirement. The required reserve totaled $6.0 million as of December 31, 2022. This amount is presented in part as restricted cash in current and other non-current assets on the accompanying consolidated balance sheets.

The following table reconciles cash and cash equivalents and restricted cash per the consolidated balance sheets to the consolidated statements of cash flows:

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$5,838,566	$11,492,841
Money market investments, restricted	-	6,000,000
Total	$5,838,566	$17,492,841

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

Cash and cash equivalents and accounts payable are reflected in the consolidated balance sheets at their approximate estimated fair values primarily due to their short-term nature. The fair values of securities available for sale are determined by relying on the securities’ relationship to other benchmark quoted securities and classified its investments as Level 2 items in both 2023 and 2022. There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the years ended December 31, 2023 and 2022. The changes in Level 3 liabilities were the result of changes in the fair value of the earn-out milestone liability included in earnings and in-process R&D. The earnout milestone liability is valued using a risk-adjusted assessment of the probability of payment of each milestone, discounted to present value using an estimated time to achieve the milestone (see Note 13).

Assets and liabilities measured at fair value are summarized below:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Recurring items as of December 31, 2023
Corporate debt securities, available for sale	$9,857,087	$9,857,087	$–	$–

Recurring items as of December 31, 2022
Corporate debt securities and U.S. treasury obligations, available for sale	$21,254,485	$21,254,485	$–	$–

Non-recurring items as of December 31, 2022
In-process R&D	$–	$–	$–	$–

Liabilities:

Recurring items as of December 31, 2022
Earn-out milestone liability	$-	$-	$-	$-

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

Acquired In-process Research and Development.

Acquired in-process research and development (“IPR&D”) consists of EGEN’s drug technology platforms: TheraPlas and TheraSilence. The fair value of the IPR&D drug technology platforms was estimated to be $24.2 million as of the acquisition date. As of the closing of the acquisition, the IPR&D was considered indefinite lived intangible assets and will not be amortized. IPR&D was reviewed for impairment at least annually as of the third quarter ended September 30, and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. The Company’s IPR&D consisted of three core elements, its RNA delivery system, its glioblastoma multiforme cancer (“GBM”) drug candidate and its ovarian cancer indication.

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

The following is a summary of the net fair value of the assets acquired in the EGEN Acquisition for the year ended December 31, 2022:

IPR&D

Balance at January 1, 2022, net	$13,366,234
Impairment charge	(13,366,234)
Balance at December 31, 2022, net	$-

7. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2023 and 2022 consist of the following:

	December 31,
	2023	2022
Machinery and equipment (5-7 year life)	$2,055,192	$2,468,388
Furniture and fixtures (3-5 year life)	191,932	350,481
Leasehold improvements (5-7 year life)	607,054	373,194
	2,854,178	3,192,063
Less accumulated depreciation and amortization	(2,102,272)	(2,643,762)

Total	$751,906	$548,301

8. OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, 2023 and 2022 include the following:

	December 31,
	2023	2022
Amounts due to contract research organizations and other contractual agreements	$1,442,659	$2,196,711
Accrued payroll and related benefits	1,693,383	2,139,927
Accrued interest	-	37,583
Accrued professional fees	234,479	215,402
Other	20,000	205,313
Total	$3,390,521	$4,794,936

9. NOTES PAYABLE

The SVB Loan Facility

On June 18, 2021, the Company entered into a $10 million loan facility (the “SVB Loan Facility”) with Silicon Valley Bank (“SVB”). Imunon immediately drew down $6 million from the SVB Loan Facility and used the funds to retire all outstanding indebtedness with Horizon Technology Finance Corporation pursuant to a loan agreement entered into on June 27, 2018, under which the Company had drawn down $10 million and repaid $5 million in August 2020. Concurrently with this transaction, the Company used $6.0 million of other available funds to establish a restricted cash account which served as security for the SVB Loan Facility.

The SVB Loan Facility was in the form of money market secured indebtedness bearing interest at a calculated WSJ Prime-based variable rate. A final payment equal to 3% of the total $10 million commitment amount was due upon maturity or prepayment of the SVB Loan Facility. There was no facility commitment fee, and no stock or warrants were issued to SVB. Payments under the loan agreement were interest only for the first 24 months after loan closing, followed by a 24-month amortization period of principal and interest through the scheduled maturity date.

In connection with the SVB Loan Facility, the Company incurred financing fees and expenses totaling $243,370 which was recorded and classified as debt discount and was amortized as interest expense using the effective interest method over the life of the loan. Also, in connection with the SVB Loan Facility, the Company was required to pay an end-of-term fee equal to 3.0% of the original loan amount at time of maturity. Therefore, these amounts totaling $300,000 were amortized as interest expense using the effective interest method over the life of the loan. During the years ended December 31, 2023 and 2022, the Company incurred interest expense of $197,080 and $295,792 and amortized $329,158 and $181,259, respectively, as interest expense for debt discounts and end-of-term fee in connection with the SVB Loan Facility.

On April 21, 2023, the Company repaid the outstanding principal balance, an early termination fee and the end-of-term charges in full satisfaction of the SVB Loan Facility. The following is a schedule of the amounts paid to SVB on April 21, 2023:

Principal balance at April 21, 2023	$6,000,000
Early termination fees	120,000
End of term charges	300,000
Total payoff amount	$6,420,000

During the year ended December 31, 2023, the Company recorded a loss of $329,158 on the early termination of the SVB Loan Facility which represented the early termination fee and the end of the term fees, net of previously amortized interest expense totaling $334,212 on the date of its payoff.

10. INCOME TAXES

The income tax benefit for the years ended December 31, 2023 and 2022 consists of the following:

	2023	2022
Federal
Current	$-	$-
Deferred	-	-
State and Local	-	-
Current	-	-
Deferred	(1,280,385)	(1,567,026)
Total	$(1,280,385)	$(1,567,026)

A reconciliation of the Company’s statutory tax rate to the effective rate for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022
Federal statutory rate	21.0%	21.0%
State taxes, net of federal tax benefit	7.1	7.1
Permanent differences	(3.1)	29.8
True-Up	(105.0)	–
Other	(2.9)	–
Change in valuation allowance and deferred rate change, net	89.0	(53.8)
Effective tax rate	6.1%	4.1%

The components of the Company’s deferred tax asset as of December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Net operating loss carryforwards	$67,310,000	$79,800,000
Section 174	4,929,000	-
Other deferred tax assets, net	2,016,000	13,287,000
Subtotal	74,255,000	93,087,000
Valuation allowance	(72,974,615)	(91,519,974)
Total deferred tax asset	$1,280,385	$1,567,026

The evaluation of the realizability of such deferred tax assets in future periods is made based upon a variety of factors that affect the Company’s ability to generate future taxable income, such as intent and ability to sell assets and historical and projected operating performance. The Company has established a valuation reserve for its deferred income tax assets other than those related to its New Jersey NOLs. At December 31, 2023, after its evaluation of its New Jersey NOLs as discussed more fully below, the Company reduced the valuation reserve and recognized $1.3 million as a deferred income tax asset. Such tax assets are available to be recognized and benefit future periods.

As of December 31, 2023, the Company had federal net operating loss carryforwards of approximately $307 million, net of net operating losses utilized in prior years of which $218 million, if unused, will expire starting in 2024 through 2037. The federal NOLs generated for the years ended after 2017 of approximately $78 million can be carried forward indefinitely. As of December 31, 2023, the Company had state net operating loss carryforwards of approximately $44 million, net of net operating losses utilized in prior years, and, if unused, will expire starting in 2029 through 2042.

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to research and experimentation (“R&E”) activities under IRC Section 174. While taxpayers historically had the option of deducting these expenses under IRC Section 174, the December 2017 Tax Cuts and Jobs Act mandates capitalization and amortization of R&E expenses for tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the US must be amortized over a 5-year period if incurred, and R&E expenses incurred outside the US must be amortized over a 15-year period. R&E activities are broader in scope than qualified research activities considered under IRC Section 41 (relating to the research tax credit). For the year ended December 31, 2023, the Company performed an analysis based on available guidance and determined that it will continue to be in a loss position even after the required capitalization and amortization of its R&E expenses. The Company will continue to monitor this issue for future developments, but it does not expect R&E capitalization and amortization to require it to pay cash taxes now or in the near future.The Company’s income tax returns for 2019 to 2022 are still open and subject to audit. In addition, net operating losses arising from prior years are also subject to examination at the time they are utilized in future years.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of December 31, 2023, and 2022, there were no unrecognized tax benefits. The Company recognizes accrued interest and penalties as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position in the next year.

Sections 382 and 383 of the Internal Revenue Code provide for a limitation on the annual use of NOL and tax credit carryforwards following certain ownership changes that could limit the Company’s ability to utilize these carryforwards. The Company has completed an analysis to determine if such ownership changes have occurred and concluded it was more likely than not that there were changes in ownership. Due to the existence of full valuation allowance, limitations under Section 382 and 383 will not impact the Company’s effective tax rate. Further analyses will be performed prior to recognizing the benefits of any losses or credits in the financial statements.

Sale of New Jersey Net Operating Losses

Since 2018, the Company has annually submitted applications to sell a portion of the Company’s New Jersey NOLs as part of the Technology Business Tax Certificate Program sponsored by The New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused NOLs and unused research and development credits are allowed to sell these benefits to other New Jersey-based companies. As part of the Technology Business Tax Certificate Program, the Company sold $1.3 million and $1.6 million of its New Jersey NOLs in 2023 and 2022, respectively. The sale of these net operating losses resulted in net proceeds to the Company of approximately $1.3 million in 2023 and $1.6 million in 2022. During 2021, the New Jersey State Legislature increased the maximum lifetime benefit per company from $15 million to $20 million, which will allow the Company to participate in this funding program in future years for up to an additional $0.3 million in net operating losses under this maximum lifetime benefit.

11. STOCKHOLDERS’ EQUITY

On March 19, 2021, the Company filed with the SEC a shelf registration statement on Form S-3 (the “2021 Registration Statement”) that allows the Company to issue any combination of common stock, preferred stock or warrants to purchase common stock or preferred stock in an amount up to $100 million. The 2021 Registration Statement was declared effective on March 30, 2021. The 2021 Registration Statement was intended to provide the Company with flexibility to raise capital in the future for general corporate purposes. However, as of the date of these financial statements and so long as the Company’s public float remains below $75 million, it is subject to limitations with respect to the use of the 2021 Registration Statement and any other shelf registration statement that it files with the SEC pursuant to General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”), which limits the amount that the Company can offer to up to one-third of its public float during any trailing 12-month period. The Company would be no longer subject to the Baby Shelf Limitation if its public float exceeds $75 million.

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

At the Market Offering Agreement

On May 25, 2022, the Company entered into an At the Market Offering Agreement with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to which the Company may offer and sell, from time to time, through Wainwright, shares of the Company’s common stock having an aggregate offering price of up to $7,500,000. During 2022 the Company sold 336,075 shares of stock for net proceeds of $503,798. The Company intends to use the net proceeds from the offering, if any, for general corporate purposes, including research and development activities, capital expenditures and working capital. In 2023, the Company has sold 1,904,142 shares of stock for net proceeds of $2,781,438.

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

As of December 31, 2023, the Compensation Committee of the Board of Directors approved the grant of (i) inducement stock options (the “Inducement Option Grants”) to purchase a total of 294,751 shares of Imunon common stock and (ii) inducement restricted stock awards (the “Inducement Stock Grants”) totaling 91,350 shares of Imunon common stock. Each award has a grant date of the date of grant. Each Inducement Option Grant has a weighted exercise price of $1.59 per share. Each Inducement Option Grant vests over three years, with one-third vesting on the one-year anniversary of the employee’s first day of employment with the Company and one-third vesting on the second and third anniversaries thereafter, subject to the new employee’s continued service relationship with the Company on each such date. Each Inducement Option Grant has a ten-year term and is subject to the terms and conditions of the applicable stock option agreement. Each of Inducement Stock Grant vested on the one-year anniversary of the employee’s first day of employment with the Company is subject to the new employee’s continued service relationship with the Company through such date and is subject to the terms and conditions of the applicable restricted stock agreement.

As of December 31, 2023, there were a total of 1,975,073 shares of Imunon common stock reserved for issuance under the 2018 Plan, which were comprised of 768,731 shares of Imunon common stock subject to equity awards previously granted under the 2018 Plan and 2007 Plan and 1,206,342 shares of Imunon common stock available for future issuance under the 2018 Plan. As of December 31, 2023, there are a total of 294,751 shares of Imunon common stock subject to outstanding inducement awards.

Total compensation cost related to stock options and restricted stock awards was approximately $0.8 million and $2.7 million during 2023 and 2022, respectively. Of these amounts, $0.2 million and $0.9 million were charged to research and development expenses during 2023 and 2022, respectively, and $0.6 million and $1.8 million were charged to general and administrative expenses during 2023 and 2022, respectively.

A summary of stock option awards as of December 31, 2023 and changes during the two-year period ended December 31, 2023 is presented below:

Stock Options	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	441,425	$38.50
Options granted	716,156	$2.72
Options canceled or expired	(397,361)	$39.06
Outstanding at December 31, 2022	760,220	$4.55
Options granted	432,500	$1.23
Options canceled or expired	(129,238)	$9.37
Outstanding at December 31, 2023	1,063,482	$2.61	8.8	$–

Exercisable at December 31, 2023	453,766	$3.64	8.5	$–

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2023 and changes during the two-year period ended December 31, 2023, is presented below:

Restricted Stock	Number Outstanding	Weighted Average Grant Date Fair Value
Non-vested stock awards outstanding at January 1, 2022	1,481	$12.36
Granted	69,650	$1.92
Vested and issued	(1,381)	$12.04
Forfeited	(100)	$9.45
Non-vested stock awards outstanding at December 31, 2022	69,650	$1.92
Granted	22,100	$0.92
Vested and issued	(59,450)	$1.91
Forfeited	(200)	$4.60
Non-vested stock awards outstanding at December 31, 2023	32,100	$1.23

A summary of stock options outstanding at December 31, 2023 by price range is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price

Up to $1.95	689,113	9.1	$1.74	315,867	8.8	$1.71
$1.96 to $10.00	347,975	8.4	$3.27	113,936	8.2	$4.63
Above $10.01	26,394	6.3	$23.69	23,963	6.1	$24.29
	1,063,482			453,766

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

	Year Ended December 31,
	2023	2022
Risk-free interest rate	3.39% to 4.81%	1.74 % to 3.97%
Expected volatility	100.0% to 113.6%	100.0% to 113.9%
Expected life (in years)	7.5 to 10.0	7.5 to 10.0
Expected dividend yield	0.0%	0.0%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. As of December 31, 2023, there was $0.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.8 years.

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

At December 31, 2022, the Company wrote off the earn-out milestone liability as a result of the requirements not being achieved and recognized a non-cash gain of $5.4 million during 2022 as a result of the change in the fair value of the earn-out milestone liability. The Company fair value of the milestone liability is zero at December 31, 2023.

The following is a summary of the changes in the earn-out milestone liability for 2022:

Balance at January 1, 2022	5,396,000
Non-cash gain from the adjustment for the change in fair value included in 2022 net loss	(5,396,000)
Balance at December 31, 2022	$-

14. WARRANTS

Following is a summary of all warrant activity for the two years ended December 31, 2023:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price
Warrants outstanding at January 1, 2022	175,792	$20.96
Warrants expired during 2022	(7,273)	$48.30
Warrants outstanding and exercisable at December 31, 2022	168,519	$19.78
Warrants expired during 2023	(8,459)	$37.29
Warrants outstanding and exercisable at December 31, 2023	160,060	$18.86

Aggregate intrinsic value of outstanding warrants at December 31, 2023	$-

Weighted average remaining contractual terms (years)	2.2

15. IMUNON EMPLOYEE BENEFIT PLANS

Imunon maintains a defined-contribution plan under Section 401(k) of the Code. The plan covers substantially all employees over the age of twenty-one. Participating employees may defer a portion of their pretax earnings, up to the IRS annual contribution limit. The Company makes a matching contribution up to a maximum of 3% of an employee’s annual salary. The Company’s total matching contributions for the year ended December 31, 2023 and 2022 were $142,000 and $117,000, respectively.

16. LEASES

Lawrenceville, New Jersey Lease

In August 2023, the Company renewed its Lawrenceville office lease for a 24-month agreement for 9,850 square feet with monthly rent payments of approximately $22,983 to $23,394.

Huntsville, Alabama Lease

In January 2023, the Company renewed its Huntsville facility lease for a 60-month lease agreement for 11,420 square feet with monthly rent payments of approximately $28,550 to $30,903.

The following is a table of the lease payments and maturity of the Company’s operating lease liabilities as of December 31, 2023:

For the year ending December 31,
2024	$626,323
2025	543,009
2026	362,976
2027	370,236
2028 and Thereafter	30,903
Subtotal future lease payments	1,933,447
Less imputed interest	(308,733)
Total lease liabilities	$1,624,714

Weighted average remaining life	3.5 years

Weighted average discount rate	9.98%

For 2023, operating lease expense was $646,633 and cash paid for operating leases included in operating cash flows was $644,593. For 2022, operating lease expense was $587,744 and cash paid for operating leases included in operating cash flows was $601,495. Amortization expense was approximately $472,000 and $535,000 for the years ended December 31, 2023 and 2022, respectively.

17. COMMITMENTS AND CONTINGENCIES

On October 29, 2020, a putative securities class action was filed against the Company and certain of its officers and directors (the “Spar Individual Defendants”) in the U.S. District Court for the District of New Jersey, captioned Spar v. Celsion Corporation, et al., Case No. 1:20-cv-15228. The plaintiff alleged that the Company and Spar Individual Defendants made false and misleading statements regarding one of the Company’s drug candidates, ThermoDox®, and brought claims for damages under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against all defendants, and under Section 20(a) of the Exchange Act against the Spar Individual Defendants. On February 6, 2023, the U.S. District Court granted a Motion to Dismiss filed by the Company and Spar Individual Defendants and granted the plaintiff leave to file an amended complaint within 30 days. The plaintiff did not file an amended complaint within the 30-day deadline. In September 2023, the U.S. District Court issued an Order for Dismissal without prejudice.

In February 2021, a derivative shareholder lawsuit was filed against the Company, as the nominal defendant, and certain of its directors and officers as defendants in the U.S. District Court for the District of New Jersey, captioned Fidler v. Michael H. Tardugno, et al., Case No. 3:21-cv-02662. The plaintiff alleged breach of fiduciary duty and other claims arising out of alleged statements made by certain of the Company’s directors and/or officers regarding ThermoDox®. The Company believes it has meritorious defenses to these claims and intends to vigorously contest this suit. At this stage of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of possible loss or range of loss, if any, can be determined.

18. TECHNOLOGY DEVELOPMENT AND LICENSING AGREEMENTS

On May 7, 2012, the Company entered into a long-term commercial supply agreement with Zhejiang Hisun Pharmaceutical Co. Ltd. (“Hisun”) for the production of ThermoDox® in mainland China, Hong Kong and Macau (the “China territory”). In accordance with the terms of the agreement, Hisun is responsible for providing all of the technical and regulatory support services, including the costs of all technical transfer, registration and bioequivalence studies, technical transfer costs, Imunon consultative support costs and the purchase of any necessary equipment and additional facility costs necessary to support capacity requirements for the manufacture of ThermoDox®. Imunon is obligated to repay Hisun for the aggregate amount of these development costs and fees commencing on the successful completion of three registration batches of ThermoDox®. Hisun is also obligated to meet certain performance requirements under the agreement. The agreement was initially limited to a percentage of the production requirements of ThermoDox® in the China territory with Hisun retaining an option for additional global supply after local regulatory approval in the China territory. In addition, the agreement provided that Hisun would collaborate with Imunon around the regulatory approval activities for ThermoDox® with the China State Food and Drug Administration.

On January 18, 2013, the Company entered into a technology development contract with Hisun, pursuant to which Hisun paid Imunon a non-refundable research and development fee of $5 million to support development of ThermoDox® in the China territory. Following the Company’s announcement on January 31, 2013 that the HEAT study failed to meet its primary endpoint, Imunon and Hisun agreed that the Technology Development Contract entered into on January 18, 2013 would remain in effect while the parties continued to collaborate and evaluate the next steps in relation to ThermoDox®, which include the sub-group analysis of patients in the Phase III HEAT Study for the HCC clinical indication and other activities to further the development of ThermoDox® for the Greater China market. The $5.0 million received as a non-refundable payment from Hisun in the first quarter 2013 was recorded to deferred revenue and was amortized over the 10-year term of the agreement, until such time as the parties would find a mutually acceptable path forward on the development of ThermoDox® based on findings of the ongoing post-study analysis of the HEAT study data. The Hisun agreement has expired.

19. RELATED PARTY TRANSACTION

On November 16, 2022 the Company entered into a convertible note purchase agreement with Transomic Technologies, Inc. (“Transomic”) whereby the Company purchased $375,000 of convertible notes secured by certain assets held by Transomic and warrants. Imunon purchased product from Transomic for research and development purposes – primarily delivery vectors for its vaccine program. As a result of this investment in Transomic, Imunon’s executive chairman, Mr. Michael Tardugno, was appointed to the Board of Directors of Transomic. The Company disclosed the notes receivable as a related party transaction. In December 2023, Transomic filed a formal certificate of dissolution of the company resulting in a complete write off of the convertible note and related warrants.

20. SUBSEQUENT EVENTS

On March 6, 2024, Dr. Corinne Le Goff, Pharm.D., informed the Board of Directors of her resignation from her position as President and Chief Executive Officer of the Company and from the Board, effective as of March 15, 2024. Dr. Le Goff’s resignation was not the result of any disagreement with the Company on any matter relating to its operations, policies or practices.

The Company is conducting a search for Dr. Le Goff’s successor as Chief Executive Officer. Michael H. Tardugno, the Company’s Executive Chairman, and Chief Executive Officer prior to Dr. Le Goff, has assumed day-to-day leadership of the Company until such successor is named and will continue in his role directing Company strategy.

