Form 10-Q
period 2024-03-31
Imunon, Inc.
filed 2024-05-13
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of May 10, 2024, the Registrant had 9,400,889 shares of common stock, $0.01 par value per share, outstanding.

IMUNON, INC.

QUARTERLY REPORT ON

FORM 10-Q

i

Cautionary Note Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q, including, without limitation, any projections of earnings, revenue or other financial items, any statements of the plans and objectives of management for future operations (including, but not limited to, pre-clinical development, clinical trials, manufacturing and commercialization), uncertainties and assumptions regarding any continuing impact of the COVID-19 pandemic on our business, operations, clinical trials, supply chain, strategy, goals and anticipated timelines, any statements concerning proposed drug candidates, potential therapeutic benefits, or other new products or services, any statements regarding future economic conditions or performance, any changes in the course of research and development activities and in clinical trials, any possible changes in cost and timing of development and testing, capital structure, financial condition, working capital needs and other financial items, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business, and operations, we cannot guarantee that actual results will not differ materially from our expectations.

Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the inherent uncertainty in the drug development process, our ability to raise additional capital to fund our planned future operations, our ability to obtain or maintain U.S. Food and Drug Administration (“FDA”) and foreign regulatory approvals for our drug candidates, our ability to enroll patients in our clinical trials, risks relating to third parties conduct of our clinical trials, risks relating to government, private health insurers and other third-party payers coverage or reimbursement, risks relating to commercial potential of a drug candidate in development, changes in technologies for the treatment of cancer, impact of development of competitive drug candidates by others, risks relating to intellectual property, volatility in the market price of our common stock, potential inability to maintain compliance with The Nasdaq Marketplace Rules and the impact of adverse capital and credit market conditions. These and other risks and assumptions are described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and in other documents that we file or furnish with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. All forward-looking statements speak only as of the date they are made, and we do not intend to update any forward-looking statements, except as required by law or applicable regulations. We operate in a highly competitive, highly regulated, and rapidly changing environment and our business is in a state of evolution. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward-looking statement.

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

ii

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

IMUNON, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,346,978	$5,838,566
Investment in debt securities - available for sale, at fair value	7,461,875	9,857,087
Advances and deposits on clinical programs and other current assets	2,285,490	2,545,051
Total current assets	12,094,343	18,240,704

Property and equipment (at cost, less accumulated depreciation and amortization)	693,360	751,906

Other assets:
Deferred income tax asset	-	1,280,385
Operating lease right-of-use assets, net	1,487,065	1,595,074
Deposits and other assets	50,000	50,000
Total other assets	1,537,065	2,925,459

Total assets	$14,324,768	$21,918,069

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

(Continued)

	March 31, 2024	December 31, 2023
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$2,357,776	$3,515,192
Other accrued liabilities	1,958,575	3,390,521
Operating lease liability - current portion	500,625	485,421
Total current liabilities	4,816,976	7,391,134

Operating lease liability - non-current portion	1,008,049	1,139,293
Total liabilities	5,825,025	8,530,427

Commitments and contingencies	-	–

Stockholders’ equity:

Preferred stock - $0.01 par value (100,000 shares authorized, and no shares issued or outstanding at March 31, 2024 and December 31, 2023)	-	–

Common stock - $0.01 par value (112,500,000 shares authorized; 9,400,911 and 9,399,811 shares issued at March 31, 2024 and December 31, 2023, respectively; and 9,400,889 and 9,399,789 shares outstanding at March 31, 2024 and December 31, 2023, respectively)	94,009	93,998
Additional paid-in capital	401,470,148	401,500,838
Accumulated other comprehensive loss	133,101	60,796
Accumulated deficit	(393,112,327)	(388,182,802)
Total stockholders’ equity before treasury stock	8,584,931	13,472,830

Treasury stock, at cost (22 shares at March 31, 2024 and December 31, 2023)	(85,188)	(85,188)
Total stockholders’ equity	8,499,743	13,387,642

Total liabilities and stockholders’ equity	$14,324,768	$21,918,069

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Operating expenses:
Research and development	$3,293,861	$2,619,805
General and administrative	1,717,585	3,064,645
Total operating expenses	5,011,446	5,684,450

Loss from operations	(5,011,446)	(5,684,450)

Other income (expense):
Investment income, net	81,921	253,070
Interest expense on loan facility	-	(159,985)
Total other income (expense), net	81,921	93,085

Net loss	$(4,929,525)	$(5,591,365)

Weighted average shares outstanding
Basic and diluted	9,399,831	8,281,483

Net loss per common share
Basic and diluted	$(0.52)	$(0.68)

See accompanying notes to the unaudited condensed consolidated financial statements.

3

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Other comprehensive loss

Changes in:
Unrealized gains on available for sale securities, net	72,305	97,383

Net loss	(4,929,525)	(5,591,365)

Total comprehensive loss	$(4,857,220)	$(5,493,982)

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:

Net loss	$(4,929,525)	$(5,591,365)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	70,301	49,514
Amortization of right-of-use assets	108,009	143,164
Realized losses, net, on investment securities	73,466	103,084
Stock-based compensation	(30,679)	338,708
Realization of deferred income tax asset	1,280,385	1,567,026
Amortization of deferred finance charges and debt discount associated with notes payable	-	44,693
Net changes in:
Accrued interest on investment securities	-	12,577
Advances, deposits, and other current assets	259,561	(11,204)
Accounts payable and accrued liabilities	(2,705,402)	(638,791)
Net cash used in operating activities	(5,873,884)	(3,982,594)

Cash flows from investing activities:
Purchases of investment securities	(105,949)	(3,526,656)
Proceeds from sale and maturity of investment securities	2,500,000	4,000,000
Purchases of property and equipment	(11,755)	(57,142)
Net cash provided by investing activities	2,382,296	416,202

Cash flows from financing activities:
Proceeds from sale of common stock equity, net of issuance costs	-	2,474,364
Net cash provided by financing activities	-	2,474,364

Net change in cash and cash equivalents	(3,491,588)	(1,092,028)
Cash and cash equivalents at beginning of period	5,838,566	17,492,841
Cash and cash equivalent at end of period	$2,346,978	$16,400,813

See accompanying notes to the unaudited condensed consolidated financial statements.

5

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Supplemental disclosures of cash flow information:

Cash paid for:
Interest paid	$-	$179,542

Non-Cash Investing and Financing Activities
Recognition of Operating Lease Right of Use Asset and Liability	$-	$1,911,049

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity

Balance at January 1, 2024	9,399,811	$93,998	$401,500,838	22	$(85,188)	$60,796	$(388,182,802)	$13,387,642
Net loss	-	-	-	-	-	-	(4,929,525)	(4,929,525)
Issuance of common stock upon exercise of restricted options	1,100	11						11
Realized and unrealized gains (losses), net, on investments securities	-	-	-	-	-	72,305	-	72,305
Stock-based compensation expense	-	-	(30,690)	-	-	-	-	(30,690)
Balance at March 31, 2024 (unaudited)	9,400,911	$94,009	$401,470,148	22	$(85,188)	$133,101	$(393,112,327)	$8,499,743

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

IMUNON, INC.

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2024

Note 1. Business Description

Imunon is a clinical-stage biotechnology company focused on advancing a portfolio of innovative treatments that harness the body’s natural mechanisms with the aim to generate safe, effective and durable responses across a broad array of human diseases, constituting a differentiating approach from conventional therapies. IMUNON is developing its non-viral DNA technology across its modalities. The first modality, TheraPlas®, is developed for the coding of proteins and cytokines in the treatment of solid tumors where an immunological approach is deemed promising. The second modality, PlaCCine®, is developed for the coding of viral antigens that can elicit a strong immunological response. This technology may represent a promising platform for the development of vaccines in infectious diseases.

The Company’s lead clinical program, IMNN-001, is a DNA-based immunotherapy for the localized treatment of advanced ovarian cancer currently in Phase II development. IMNN-001 works by instructing the body to produce durable levels, within certain safety parameters, of powerful cancer-fighting molecules, such as interleukin-12 and interferon gamma, at the tumor site. Additionally, the Company is entering a first-in-human study of its COVID-19 booster vaccine (IMNN-101). We will continue to leverage these modalities and to advance the technological frontier of plasmid DNA to better serve patients with difficult-to-treat conditions.

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. During the quarter ended March 31, 2024, there have been no changes to the Company’s accounting policies. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the three-months ended March 31, 2024 and 2023, are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 28, 2024.

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

Going Concern Uncertainty.

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s drug candidates, and applications and submissions to the FDA. The Company has not generated significant revenue and has incurred significant net losses in each year since inception. For the quarter ended March 31, 2024, the Company had a net loss of $4.9 million and used $5.9 million to fund operations. As of March 31, 2024, the Company has incurred approximately $393 million of cumulative net losses. As of March 31, 2024, the Company had $9.8 million in cash and cash equivalents, short-term investments, and interest receivable to fund its operations.

The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the U.S., the Russian invasion of Ukraine and the unrest in the Middle East. The Company continues to monitor its operating activities in light of these events, and it is possible that these events could result in a variety of risks to the business. The specific impact, if any, is not readily determinable as of the date of these consolidated financial statements.

The Company has based its estimates on assumptions that may prove to be wrong. The Company may need to obtain additional funds sooner or in greater amounts than it currently anticipates. Potential sources of financing include strategic relationships, public or private sales of the Company’s shares or debt, the sale of the Company’s New Jersey net operating losses and other sources. If the Company raises funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of existing stockholders may be diluted.

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

The Company’s ability to continue as a going concern may depend on the Company’s ability to raise additional capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. There are no assurances that these future funding and operating efforts will be successful. If management is unsuccessful in these efforts, the Company’s current capital is not expected to be sufficient to fund the Company’s operations for the next twelve months.

Note 3. New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) and are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued accounting pronouncements will not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows, or do not apply to its operations.

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

Note 4. Net Loss per Common Share

Basic loss per common share is calculated based upon the net loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of preferred stock, options and warrants and their equivalents are computed using the treasury stock method.

The total number of shares of common stock issuable upon exercise of warrants, stock option grants and equity awards were 1,197,390 and 1,289,258 shares for the periods ended March 31, 2024 and 2023, respectively. For the three-month periods ended March 31, 2024 and 2023, diluted loss per common share was the same as basic loss per common share as the other warrants, and equity awards that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive. The Company did not pay any dividends during the first three months of 2024 or 2023.

Note 5. Investment in Debt Securities-Available for Sale

Investments in debt securities available for sale with a fair value of $7,461,875 and $9,857,087 as of March 31, 2024 and December 31, 2023, respectively, which consisted of U.S. Treasury securities and corporate debt securities. These investments are valued at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in accumulated other comprehensive loss.

The Company reviews its debt securities classified as short-term investments on a regular basis for impairment. For debt securities in unrealized loss positions, the Company determines whether any portion of the decline in fair value below the amortized cost basis is due to credit-related factors if it neither intends to sell nor anticipates that it is more likely than not that it will be required to sell prior to recovery of the amortized cost basis. The Company considers factors such as the extent to which the market value has been less than the cost, any noted failure of the issuer to make scheduled payments, changes to the rating of the security and other relevant credit-related factors in determining whether or not a credit loss exists. During the first three months of 2024 and the fiscal year ended December 31, 2023, the Company did not recognize an allowance for credit-related losses on any of our investments.

A summary of the cost, fair value and maturities of the Company’s short-term investments is as follows:

	March 31, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
Short-term investments
U.S. Treasury securities	$7,328,774	$7,461,875	$9,796,291	$9,857,087

	March 31, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
Short-term investment maturities
Within 3 months	$7,328,773	$7,461,875	$2,467,518	$2,490,775
Between 3-12 months	-	-	7,328,773	7,366,312
Total	$7,328,774	$7,461,875	$9,796,291	$9,857,087

The following table shows the Company’s investment in debt securities available for sale gross unrealized gains (losses) and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2024 and December 31, 2023. The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	March 31, 2024		December 31, 2023
Available for sale securities (all unrealized holding gains are less than 12 months at date of measurement)	Fair Value	Unrealized Holding Gains	Fair Value	Unrealized Holding Gains

Investments in debt securities with unrealized gains	$7,461,875	$133,101	$9,857,087	$60,796

Investment (loss) income, which includes net realized losses on sales of available for sale securities and investment income interest and dividends, is summarized as follows:

	For the Three Months Ended March 31,
	2024	2023
Interest and dividends accrued and paid	$155,387	$356,154
Realized losses on Investment in debt securities	(73,466)	(103,084)
Investment income, net	$81,921	$253,070

Note 6. Fair Value Measurements

FASB Accounting Standards Codification Section 820, Fair Value Measurements and Disclosures establishes a three-level hierarchy for fair value measurements which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are as follows:

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

Cash and cash equivalents, other current assets, accounts payable and other accrued liabilities are reflected in the condensed consolidated balance sheets at their approximate estimated fair values primarily due to their short-term nature. The fair values of securities available for sale are determined by relying on the securities’ relationship to other benchmark quoted securities and classified its investments as Level 1 items in both 2024 and 2023. There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the three-month period ended March 31, 2024 or during the year ended December 31, 2023.

Assets and liabilities measured at fair value are summarized below:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Recurring items as of March 31, 2024
U.S. treasury obligations, available for sale	$7,461,875	$7,461,875	$-	$-

Recurring items as of December 31, 2023
U.S. treasury obligations, available for sale	$9,857,087	$9,857,087	$-	$-

Note 7. Other Accrued Liabilities

Other accrued liabilities at March 31, 2024 and December 31, 2023 include the following:

	March 31, 2024	December 31, 2023
Amounts due to contract research organizations and other contractual agreements	$525,078	$1,442,659
Accrued payroll and related benefits	1,379,016	1,693,383
Accrued professional fees	34,481	234,479
Other	20,000	20,000
Total	$1,958,575	$3,390,521

Note 8. Notes Payable

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

In connection with the SVB Loan Facility, the Company incurred financing fees and expenses totaling $243,370 which was recorded and classified as debt discount and was amortized as interest expense using the effective interest method over the life of the loan. Also, in connection with the SVB Loan Facility, the Company was required to pay an end-of-term fee equal to 3.0% of the original loan amount at time of maturity. Therefore, these amounts totaling $300,000 were amortized as interest expense using the effective interest method over the life of the loan. During the years ended December 31, 2023, the Company incurred interest expense of $197,080 and amortized $329,158, as interest expense for debt discounts and end-of-term fee in connection with the SVB Loan Facility.

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

Note 9. Stockholders’ Equity

At the Market Offering Agreement

On May 25, 2022, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) as sales agent, pursuant to which the Company may offer and sell, from time to time, through Wainwright, shares of the Company’s common stock having an aggregate offering price of up to $7,500,000. The Company intends to use the net proceeds from the offering for general corporate purposes, including research and development activities, capital expenditures and working capital. In the first quarter of 2023, the Company sold 1,660,608 shares of common stock under the ATM Agreement for net proceeds of $2,474,362.

Note 10. Stock-Based Compensation

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

As of March 31, 2024, there were a total of 1,975,073 shares of Imunon common stock reserved for issuance under the 2018 Plan, which were comprised of 883,495 shares of Imunon common stock subject to equity awards previously granted under the 2018 Plan and the Company’s 2007 Stock Incentive Plan and 1,122,578 shares of Imunon common stock available for future issuance under the 2018 Plan. As of March 31, 2024, there were a total of 153,835 shares of Imunon common stock subject to outstanding inducement awards.

Total compensation cost related to stock options and restricted stock awards was approximately $31,000 reversal of expense for period ended March 31, 2024 and $0.8 million during the period ended March 31, 2023. Of these amounts, approximately $65,000 for the period ended March 31, 2024 and $0.2 million for the period ended March 31, 2023 were charged to research and development expenses and $96,000 reversal of expense for the period ended March 31, 2024 and $0.6 million for the period ended March 31, 2023 were charged to general and administrative expenses.

A summary of stock option awards and restricted stock grants, inclusive of awards granted under the 2018 Stock Plan and Inducement Option Grants for the three-months ended March 31, 2024 is presented below:

	Stock Options		Restricted Stock Awards		Weighted Average
	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Contractual Terms of Equity Awards (in years)
Equity awards outstanding at January 1, 2024	1,063,482	$2.61	32,100	$1.23

Equity awards granted	152,000	$0.86	-	$-

Equity Awards vested and issued	-	-	1,100	1.32

Equity awards terminated	(209,152)	$1.75	-	$-

Equity awards outstanding at March 31, 2024	1,006,330	$2.53	31,000	$1.24	8.7

Aggregate intrinsic value of outstanding equity awards at March 31, 2023	$-

Equity awards exercisable at March 31, 2024	661,985	$3.13			8.5

Aggregate intrinsic value of equity awards exercisable at March 31, 2024	$119,818

As of March 31, 2024, there was $0.2 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a period of three to four years. The weighted average grant date fair values of the stock options granted were $0.86 and $1.32 during the three-month periods ended March 31, 2024 and 2023, respectively.

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

	For the Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.31%	3.39%
Expected volatility	111.82%	107.03 to 111.91%
Expected life (in years)	9.0 to 10.0	9.0 to 10.0
Expected dividend yield	0.0%	0.0%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. The risk-free interest rate is derived from values assigned to U.S. Treasury bonds with terms that approximate the expected option lives in effect at the time of grant.

Note 11. Warrants

Following is a summary of all warrant activity for the three-month period ended March 31, 2024:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price

Warrants outstanding at December 31, 2023	160,060	$18.86

Warrants outstanding at March 31, 2024	160,060	$18.86

Aggregate intrinsic value of outstanding warrants at March 31, 2024	$-

Weighted average remaining contractual terms at March 31, 2024	1.9 years

Note 12. Leases

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

The following is a table of the lease payments and maturity of the Company’s operating lease liabilities as of March 31, 2024:

2024	$470,581
2025	543,009
2026	362,976
2027	370,236
2028 and thereafter	30,903
Subtotal future lease payments	1,777,705
Less imputed interest	(269,032)
Total lease liabilities	$1,508,673

Weighted average remaining life	3.30

Weighted average discount rate	9.98%

For the three-month period ended March 31, 2024, operating lease expense was $154,514 and cash paid for operating leases included in operating cash flows was $162,545. For the three-month period ended March 31, 2023, operating lease expense was $159,276 and cash paid for operating leases included in operating cash flows was $166,705.

Note 13. Commitments and Contingencies

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

Note 14. Related Party Transaction

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

Note 15. Subsequent Events

The Company has evaluated its subsequent events from March 31, 2024, through the date these consolidated financial statements were issued.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed above under “Cautionary Note Regarding Forward-Looking Statements,” and in Item 1A. Risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Overview

Imunon is a clinical-stage biotechnology company focused on advancing a portfolio of innovative treatments that harness the body’s natural mechanisms with the aim to generate safe, effective and durable responses across a broad array of human diseases, constituting a differentiating approach from conventional therapies. IMUNON is developing its non-viral DNA technology across its modalities. The first modality, TheraPlas®, is developed for the coding of proteins and cytokines in the treatment of solid tumors where an immunological approach is deemed promising. The second modality, PlaCCine®, is developed for the coding of viral antigens that can elicit a strong immunological response. This technology may represent a promising platform for the development of vaccines in infectious diseases.

The Company’s lead clinical program, IMNN-001, is a DNA-based immunotherapy for the localized treatment of advanced ovarian cancer currently in Phase II development. IMNN-001 works by instructing the body to produce durable levels, within certain safety parameters, of powerful cancer-fighting molecules, such as interleukin-12 and interferon gamma, at the tumor site. Additionally, the Company is entering a first-in-human study of its COVID-19 booster vaccine (IMNN-101). We will continue to leverage these modalities and to advance the technological frontier of plasmid DNA to better serve patients with difficult-to-treat conditions.

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

The biocompatibility of these polymers reduces the risk of adverse immune response, thus allowing for repeated administration. Compared to naked DNA or cationic lipids, our delivery systems are generally more efficient, cost effective and have a more favorable safety profile. We believe that these advantages place Imunon in a position to capitalize on this technology platform.

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

OVATION 1 Study. In February 2015, we announced that the FDA accepted the Phase I dose-escalation clinical trial of IMNN-001 in combination with the standard of care in neoadjuvant ovarian cancer (the “OVATION 1 Study”). The OVATION 1 Study was designed to:

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

In September 2022, the Company announced that its Phase I/II OVATION 2 Study with IMNN-001 in advanced ovarian cancer has completed enrollment with 113 patients.

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

As of March 31, 2024, four patients have been enrolled in the Phase I portion of this study at the University of Texas MD Anderson Cancer Center. Memorial Sloan Kettering Cancer Center has been added as a clinical site for this study in the first quarter of 2024.

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

The need for new vaccine technologies is urgent. Since 1980, more than 80 pathogenic viruses have been discovered, yet fewer than 4% have a commercially available prophylactic vaccine. We have engaged with the Biomedical Advanced Research and Development Authority (“BARDA”), a division of the U.S. Department of Health and Human Services, to consider certain pathogens BARDA has identified as the most urgent and the most important.

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

On April 18, 2024, the Company announced that it received clearance from the FDA to begin a Phase I clinical trial with a seasonal COVID-19 booster vaccine. The Company filed an Investigational New Drug (IND) application for IMNN-101 in late February, and pending resolution of limited comments from the FDA, expects to commence patient enrollment in the second quarter of 2024. The primary objectives of the Phase I study are to evaluate safety, tolerability, neutralizing antibody response, and the vaccine’s durability (duration of immunogenicity) in healthy adults. Secondary objectives of the study include evaluating the ability of the IMNN-101 vaccine to elicit binding antibodies and cellular responses and their associated durability. As currently planned, the Phase I study will enroll 24 subjects evaluating three escalating doses of IMNN-101 at two U.S. clinical trial sites. For this study, IMMN-101 has been designed to protect against the SARS-CoV-2 Omicron XBB1.5 variant, in accordance with the FDA’s Vaccines and Related Biological Products Advisory Committee’s June 2023 announcement of the framework for updated COVID-19 doses. Based on these results, we will advance discussions with potential partners to continue development of the platform.

Business Plan and Going Concern Risk

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

Our current business strategy includes the possibility of entering into collaborative arrangements with third parties to complete the development and commercialization of our drug candidates. In the event that third parties are contracted to manage the clinical trial process for one or more of our drug candidates, the estimated completion dates of such clinical trials would largely be under the control of that third party rather than us. We cannot forecast with any degree of certainty which proprietary products or indications, if any, will be subject to future collaborative arrangements, in whole or in part, and how such arrangements would affect our development plan or capital requirements. We may also apply for subsidies, grants or government or agency-sponsored studies that could reduce our development costs. However, we cannot forecast with any degree of certainty whether we will be selected to receive any subsidy, grant or governmental funding.

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s drug candidates, and applications and submissions to the FDA. The Company has not generated significant revenue and has incurred significant net losses in each year since our inception. As of March 31, 2024, the Company has incurred approximately $393 million of cumulative net losses and had $9.8 million in cash and cash equivalents, short-term investments and interest receivable to fund its operations. We have substantial future capital requirements to continue our research and development activities and advance our drug candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its drug candidates and technologies. The Company’s primary sources of cash have been proceeds from the issuance and sale of its common stock via its “ATM” program pursuant to an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) as sales agent and other potential funding transactions. There can be no assurance that the Company will be able to do so in the future on a timely basis on terms acceptable to the Company, or at all. The Company has not yet commercialized any of its product candidates. Even if the Company commercializes one or more of its product candidates, it may not become profitable in the near term. The Company’s ability to achieve profitability depends on several factors, including its ability to obtain regulatory approval for its product candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its product candidates alone or in partnership.

Given our development plans, we anticipate cash resources will be sufficient to fund our operations into the fourth quarter of 2024. The Company has no committed sources of additional capital. As a result of the risks and uncertainties discussed in our most recent Annual Report on Form 10-K, among others, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete any of our research and development activities, preclinical studies or clinical trials in a timely manner or our failure to enter into collaborative agreements when appropriate could significantly increase our capital requirements and could adversely impact our liquidity. While our estimated future capital requirements are uncertain and could increase or decrease as a result of many factors, including the extent to which we choose to advance our research, development activities, preclinical studies and clinical trials, or if we are in a position to pursue manufacturing or commercialization activities, we will need significant additional capital to develop our drug candidates through development and clinical trials, obtain regulatory approvals and manufacture and commercialized approved products, if any. We do not know whether we will be able to access additional capital when needed or on terms favorable to us or our stockholders. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

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

The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the U.S., the Russian invasion of Ukraine and the unrest in the Middle East. These disruptions may also disrupt the clinical trials process and enrollment of patients. This may delay commercialization efforts. The Company continues to monitor its operating activities in light of these events.

Financing Overview

Equity, Debt and Other Forms of Financing

During 2024 and 2023 through the date of this Quarterly Report on Form 10-Q, we issued a total of 1.9 million shares of common stock as discussed below for approximately $2.8 million in net proceeds.

On May 25, 2022, the Company entered into the ATM Agreement with Wainwright, pursuant to which the Company may offer and sell, from time to time, through Wainwright, shares of the Company’s common stock having an aggregate offering price of up to $7,500,000. The Company intends to use the net proceeds from the offering, if any, for general corporate purposes, including research and development activities, capital expenditures and working capital. In the first quarter of 2023, the Company sold 1,660,608 shares of common stock for net proceeds of $2,474,362. The Company did not sell any shares of common stock under the ATM program in 2024.

Significant Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our 2023 Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 28, 2024. See Note 3 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

As a clinical-stage biopharmaceutical company, our business, and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in “Item 1A. Risk Factors” under “Part II: Other Information” included herein.

FINANCIAL REVIEW FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Results of Operations

For the three months ended March 31, 2024 our net loss was $4.9 million compared to a net loss of $5.6 million for the same three-month period of 2023.

With $9.8 million in cash and cash equivalents, short-term investments and interest receivable at March 31, 2024, such conditions raise substantial doubts about the Company’s ability to continue as a going concern. Based on the above, management has determined there is substantial doubt regarding our ability to continue a going concern.

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

	For the three months ended March 31,
	(In thousands)		Change Increase (Decrease)
	2024	2023
Operating Expenses:
Clinical Research
OVATION	287	284	3	1.1%
Vaccine	571	-	571	100.0%
Other Clinical and regulatory	477	328	149	45.4%
Subtotal	1,335	612	723	118.1%
Non-Clinical R&D and CMC
OVATION	405	339	66	19.5%
PlaCCine Vaccine	1,215	1,017	198	19.5%
Manufacturing (CMC)	339	651	(312)	(47.9)%
Subtotal	1,959	2,007	(48)	(2.4)%
Research and development expenses	3,294	2,619	675	25.8%
General and administrative expenses	1,717	3,065	(1,348)	(44.0)%
Total operating expenses	5,011	5,684	(673)	(11.8)%
Loss from operations	$(5,011)	$(5,684)	$(673)	(11.8)%

Research and Development Expenses

Research and development (“R&D”) expenses were $3.3 million in the first quarter of 2024 compared to $2.6 million in same period of 2023. Costs associated with the OVATION 2 Study were $0.3 million in the first quarter of 2024 and 2023. Costs associated with the PlaCCine vaccine trial were $0.6 million in the first quarter of 2024. Other clinical and regulatory costs were $0.5 million the first quarter of 2024 compared to $0.3 million in the same period of 2023. R&D costs associated with the development of IMNN-001 to support the OVATION 2 Study were $0.4 million in the first quarter of 2024 compared to $0.3 million in same period of 2023. The development of the PLACCINE DNA vaccine technology platform increased to $1.2 million in the first quarter of 2024 compared to $1.0 million in the same period of 2023. CMC costs decreased to $0.3 million in the first quarter of 2023 compared to $0.7 million in the same period of 2023.

General and Administrative Expenses

General and administrative expenses were $1.7 million in the first quarter of 2024 compared to $3.1 million in the same period of 2023. The decrease was primarily attributable to lower non-cash stock compensation expenses of $0.3 million, legal expenses of $0.5 million, employee-related expenses of $0.2 million and consulting fees of $0.2 million.

Other non-operating income was $81,921 in the first quarter of 2024 compared to $93,085 in the same period of 2023. The Company incurred interest expense of $0.2 million on its loan facility with Silicon Valley Bank in the first quarter of 2023. This loan facility was repaid in full in the second quarter of 2023. Investment income from the Company’s short-term investments decreased by $0.2 million for the first quarter of 2024 compared with the same period in 2023 due to a decrease in investment securities.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Since inception we have incurred significant losses and negative cash flows from operations. We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities, the sale of the Company’s net operating losses, and amounts received under various product licensing agreements. The process of developing IMNN-001 and other drug candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts. We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future. Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $393 million at March 31, 2024.

At March 31, 2024, we had total current assets of $12.1 million and current liabilities of $4.8 million, resulting in net working capital of $7.3 million. At March 31, 2024, we had cash and cash equivalents, short-term investments, interest receivable on short-term investments of $9.8 million. At December 31, 2023, we had total current assets of $18.2 million and current liabilities of $7.4 million, resulting in net working capital of $10.8 million. We have substantial future capital requirements to continue our research and development activities and advance our drug candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

Net cash used in operating activities for the first three months of 2024 was $5.9 million. Net cash provided by investing activities was $2.5 million during the first three months of 2024. At March 31, 2024, we had cash and cash equivalents, short-term investments, and interest receivable on short term investments of $9.8 million.

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

Item 4. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2024, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the SEC.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our 2023 Annual Report on Form 10-K. The risks and uncertainties described in our 2023 Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2024, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1.

Item 6. Exhibits.

10.1++	Form of Incentive Stock Option Grant Agreement under the 2018 Stock Incentive Plan.

10.2++	Form of Restricted Stock Agreement under the 2018 Stock Incentive Plan.

3.1	Amended and Restated Bylaws of the Company, effective on March 15, 2024, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed on March 18, 2024 (SEC File No. 001-15911).

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders’ Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

+	Filed herewith.

++	Management contract or compensatory plan or arrangement.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

**	XBRL information is filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 13, 2024	IMUNON, INC.

Registrant

	By:	/s/ Michael H. Tardugno
Michael H. Tardugno
Chairman of the Board

	By:	/s/ Jeffrey W. Church
Jeffrey W. Church
Executive Vice President and Chief Financial Officer

