Form 10-Q
period 2024-06-30
Imunon, Inc.
filed 2024-08-14
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024, the Registrant had 14,400,889 shares of common stock, $0.01 par value per share, outstanding.

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

Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the inherent uncertainty in the drug development process, our ability to raise additional capital to fund our planned future operations, our ability to obtain or maintain U.S. Food and Drug Administration (“FDA”) and foreign regulatory approvals for our drug candidates, our ability to enroll patients in our clinical trials, risks relating to third parties’ conduct of our clinical trials, risks relating to government, private health insurers and other third-party payers coverage or reimbursement, risks relating to commercial potential of a drug candidate in development, changes in technologies for the treatment of cancer, impact of development of competitive drug candidates by others, risks relating to intellectual property, volatility in the market price of our common stock, potential inability to maintain compliance with The Nasdaq Marketplace Rules and the impact of adverse capital and credit market conditions. These and other risks and assumptions are described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and in other documents that we file or furnish with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. All forward-looking statements speak only as of the date they are made, and we do not intend to update any forward-looking statements, except as required by law or applicable regulations. We operate in a highly competitive, highly regulated, and rapidly changing environment and our business is in a state of evolution. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward-looking statement.

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

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

IMUNON, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,306,568	$5,838,566
Investment in debt securities - available for sale, at fair value	-	9,857,087
Advances and deposits on clinical programs and other current assets	2,339,773	2,545,051
Total current assets	7,646,341	18,240,704

Property and equipment (at cost, less accumulated depreciation and amortization)	625,028	751,906

Other assets:
Deferred income tax asset	-	1,280,385
Operating lease right-of-use assets, net	1,370,127	1,595,074
Deposits and other assets	50,000	50,000
Total other assets	1,420,127	2,925,459

Total assets	$9,691,496	$21,918,069

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

(Continued)

	June 30, 2024	December 31, 2023
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$1,969,302	$3,515,192
Other accrued liabilities	2,591,827	3,390,521
Operating lease liabilities - current portion	516,223	485,421
Total current liabilities	5,077,352	7,391,134

Operating lease liabilities - non-current portion	872,910	1,139,293
Total liabilities	5,950,262	8,530,427

Commitments and contingencies	-	–

Stockholders’ equity:

Preferred stock - $0.01 par value (100,000 shares authorized, and no shares issued or outstanding at June 30, 2024 and December 31, 2023)	-	–

Common stock - $0.01 par value (112,500,000 shares authorized; 9,400,911 and 9,399,811 shares issued at June 30, 2024 and December 31, 2023, respectively, and 9,400,889 and 9,399,789 shares outstanding at June 30, 2024 and December 31, 2023, respectively)	94,009	93,998
Additional paid-in capital	401,632,757	401,500,838
Accumulated other comprehensive loss	-	60,796
Accumulated deficit	(397,900,344)	(388,182,802)
Total stockholders’ equity before treasury stock	3,826,422	13,472,830

Treasury stock, at cost (22 shares at June 30, 2024 and December 31, 2023)	(85,188)	(85,188)
Total stockholders’ equity	3,741,234	13,387,642

Total liabilities and stockholders’ equity	$9,691,496	$21,918,069

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Operating expenses:
Research and development	$2,819,645	$3,134,399	$6,113,506	$5,754,204
General and administrative	2,193,706	2,339,886	3,911,291	5,404,531
Total operating expenses	5,013,351	5,474,285	10,024,797	11,158,735

Loss from operations	(5,013,351)	(5,474,285)	(10,024,797)	(11,158,735)

Other income (expense):
Investment income, net	225,334	281,673	307,255	534,743
Interest expense on loan facility	-	(37,095)	-	(197,080)
Loss on extinguishment of debt	-	(329,158)	-	(329,158)
Total other income (expense), net	225,334	(84,580)	307,255	8,505

Net loss	$(4,788,017)	$(5,558,865)	$(9,717,542)	$(11,150,230)

Net loss per common share
Basic and diluted	$(0.51)	$(0.61)	$(1.03)	$(1.28)

Weighted average shares outstanding
Basic and diluted	9,400,889	9,136,573	9,400,889	8,711,389

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Other comprehensive loss

Changes in:
Change in realized and unrealized gains (losses) on available for sale securities, net	$(72,306)	$38,168	$-	$135,552

Net loss	(4,788,017)	(5,558,865)	(9,717,542)	(11,150,230)

Total comprehensive loss	$(4,860,323)	$(5,520,697)	$(9,717,542)	$(11,014,678)

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:

Net loss	$(9,717,542)	$(11,150,230)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	138,633	108,482
Amortization of right-of-use assets	224,947	272,675
Realized (gains and) losses, net, on investment securities	(61,983)	136,257
Stock-based compensation	131,930	529,027
Realization of deferred income tax asset	1,280,385	1,567,026
Loss on extinguishment of debt	-	329,158
Amortization of deferred finance charges and debt discount associated with notes payable	-	55,122
Net changes in:
Accrued interest on investment securities	-	48,443
Advances, deposits, and other current assets	205,278	138,352
Accounts payable and accrued liabilities	(2,580,165)	(2,811,064)
Net cash used in operating activities	(10,378,517)	(10,776,752)

Cash flows from investing activities:
Purchases of investment securities	(57,174)	(3,646,246)
Proceeds from sale and maturity of investment securities	9,915,448	7,500,000
Purchases of property and equipment	(11,755)	(211,412)
Net cash provided by investing activities	9,846,519	3,642,342

Cash flows from financing activities:
Proceeds from sale of common stock equity, net of issuance costs	-	2,672,926
Payoff of the SVB loan and accrued end-of-term fees	-	(6,420,000)
Net cash used in financing activities	-	(3,747,074)

Net change in cash and cash equivalents	(531,998)	(10,881,484)
Cash and cash equivalents at beginning of period	5,838,566	17,492,841
Cash and cash equivalents at end of period	$5,306,568	$6,611,357

See accompanying notes to the unaudited condensed consolidated financial statements.

5

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Supplemental disclosures of cash flow information:

Cash paid for:
Interest paid	$-	$(179,542)

Non-cash investing and financing activities:
Recognition of operating lease right-of-use asset and liability	$-	$1,911,049

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity

Balance at April 1, 2024	9,400,911	$94,009	$401,470,148	22	$(85,188)	$133,101	$(393,112,327)	$8,499,743
Net loss	-	-	-	-	-	-	(4,788,017)	(4,788,017)
Realized and unrealized gains (losses), net, on investments securities	-	-	-	-	-	(133,101)	-	(133,101)
Stock-based compensation expense	-	-	162,609	-	-	-	-	162,609
Balance at June 30, 2024	9,400,911	$94,009	$401,632,757	22	$(85,188)	$-	$(397,900,344)	$3,741,234

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity

Balance at April 1, 2023	9,097,027	$90,970	$400,776,487	22	$(85,188)	$123,877	$(374,259,190)	$26,646,956
Net loss	-	-	-	-	-	-	(5,558,865)	(5,558,865)
Sale of equity through equity financing facilities, net of costs	154,976	1,550	197,012	-	-	-	-	198,562

Realized and unrealized gains (losses), net, on investments securities	-	-	-	-	-	38,168	-	38,168
Stock-based compensation expense	-	-	190,319	-	-	-	-	190,319
Balance at June 30, 2023	9,252,003	$92,520	$401,163,818	22	$(85,188)	$162,045	$(379,818,055)	$21,515,140

See accompanying notes to the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity

Balance at January 1, 2024	9,399,811	$93,998	$401,500,838	22	$(85,188)	$60,796	$(388,182,802)	$13,387,642
Net loss	-	-	-	-	-	-	(9,717,542)	(9,717,542)
Issuance of common stock upon exercise of restricted options	1,100	11						11
Realized and unrealized gains (losses), net, on investments securities	-	-	-	-	-	(60,796)	-	(60,796)
Stock-based compensation expense	-	-	131,919	-	-	-	-	131,919
Balance at June 30, 2024	9,400,911	$94,009	$401,632,757	22	$(85,188)	$-	$(397,900,344)	$3,741,234

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity

Balance at January 1, 2023	7,436,219	$74,362	$397,980,023	22	$(85,188)	$26,494	$(368,667,825)	$29,327,866
Net loss	-	-	-	-	-	-	(11,150,230)	(11,150,230)
Sale of equity through equity financing facilities, net of costs	1,815,584	18,156	2,654,768	-	-	-	-	2,672,924
Issuance of common stock for restricted options	200	2	-	-	-	-	-	2
Realized and unrealized gains (losses), net, on investments securities	-	-	-	-	-	135,551	-	135,551
Stock-based compensation expense	-	-	529,027	-	-	-	-	529,027
Balance at June 30, 2023	9,252,003	$92,520	$401,163,818	22	$(85,188)	$162,045	$(379,818,055)	$21,515,140

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2024

Note 1. Business Description

Imunon, Inc. (“Imunon” or the “Company”) is a clinical-stage biotechnology company focused on advancing a portfolio of innovative treatments that harness the body’s natural mechanisms with the aim to generate safe, effective and durable responses across a broad array of human diseases, constituting a differentiating approach from conventional therapies. Imunon is developing its non-viral DNA technology across its modalities. The first modality, TheraPlas®, is developed for the coding of proteins and cytokines in the treatment of solid tumors where an immunological approach is deemed promising. The second modality, PlaCCine®, is developed for the coding of viral antigens that can elicit a strong immunological response. This technology may represent a promising platform for the development of vaccines in infectious diseases.

The Company’s lead clinical program, IMNN-001, is a DNA-based immunotherapy for the localized treatment of advanced ovarian cancer currently in Phase II development. IMNN-001 works by instructing the body to produce durable levels, within certain safety parameters, of powerful cancer-fighting molecules, such as interleukin-12 and interferon gamma, at the tumor site. Additionally, the Company initiated a first-in-human study of its COVID-19 booster vaccine (IMNN-101) in the second quarter of 2024. The Company will continue to leverage these modalities and to advance the technological frontier of plasmid DNA to better serve patients with difficult-to-treat conditions.

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. During the six months ended June 30, 2024, there have been no changes to the Company’s accounting policies. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the six months ended June 30, 2024 and 2023, are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 28, 2024.

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Events and conditions arising subsequent to the most recent balance sheet date have been evaluated for their possible impact on the condensed consolidated financial statements and accompanying notes.

Going Concern Uncertainty.

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s drug candidates, and applications and submissions to the U.S. Food and Drug Administration (“FDA”). The Company has not generated significant revenue and has incurred significant net losses in each year since inception. For the six months ended June 30, 2024, the Company had a net loss of $9.7 million and used $10.3 million to fund operations. As of June 30, 2024, the Company has incurred approximately $398 million of cumulative net losses. As of June 30, 2024, the Company had $5.3 million in cash and cash equivalents, short-term investments, and interest receivable to fund its operations.

On July 30, 2024, the Company entered into a Securities Purchase Agreement with certain institutional and accredited investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering an aggregate of 5,000,000 shares of the Company’s common stock at an offering price of $2.00 per share for gross proceeds of $10.0 million before the deduction of placement agent fees and offering expenses. In a concurrent private placement (together with the registered direct offering) and also pursuant to the Securities Purchase Agreement, the Company agreed to issue to the purchasers unregistered warrants to purchase shares of common stock. The warrants have an exercise price of $2.00 per share and were exercisable immediately after issuance for a term of five and one-half years following the date of issuance. The closing of the registered direct offering and concurrent private placement occurred on August 1, 2024.

The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the U.S., the Russian invasion of Ukraine and the unrest in the Middle East. The Company continues to monitor its operating activities in light of these events, and it is possible that these events could result in a variety of risks to the business. The specific impact, if any, is not readily determinable as of the date of these condensed consolidated financial statements.

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

A fundamental component of the ability to continue as a going concern is the Company’s ability to raise capital as required, as to which no assurances can be provided. To address the additional funding requirements of the Company, management has undertaken the following initiatives:

●	it has assessed its current expenditures and will be reducing the current spending requirements where necessary;

●	it may pursue additional capital funding in the public and private markets through equity sales and/or debt facilities;

●	it may pursue possible partnerships and collaborations; and

●	it may pursue potential out licensing for its drug candidates.

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

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. Early adoption is permitted. The Company is currently evaluating the impact of the ASU on the income tax disclosures within the condensed consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company does not plan to early adopt and is currently evaluating this ASU to determine its impact on the Company’s disclosures.

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

The total number of shares of common stock issuable upon exercise of warrants, stock option grants and equity awards were 1,532,530 and 1,248,524 shares for the six months ended June 30, 2024 and 2023, respectively. For the three-month and six-month periods ended June 30, 2024 and 2023, diluted loss per common share was the same as basic loss per common share as the other warrants, and equity awards that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive. The Company did not pay any dividends during the first six months of 2024 or 2023.

Note 5. Investment in Debt Securities- Available for Sale

Investments in debt securities- available for sale with a fair value of $0 and $9,857,087 as of June 30, 2024 and December 31, 2023, respectively, consisted of U.S. Treasury securities and corporate debt securities. These investments are valued at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in accumulated other comprehensive loss.

The Company reviews its debt securities classified as short-term investments on a regular basis for impairment. For debt securities in unrealized loss positions, the Company determines whether any portion of the decline in fair value below the amortized cost basis is due to credit-related factors if it neither intends to sell nor anticipates that it is more likely than not that it will be required to sell prior to recovery of the amortized cost basis. The Company considers factors such as the extent to which the market value has been less than the cost, any noted failure of the issuer to make scheduled payments, changes to the rating of the security and other relevant credit-related factors in determining whether or not a credit loss exists. During the first six months of 2024 and 2023, the Company did not recognize an allowance for credit-related losses on any of its investments.

A summary of the cost, fair value and maturities of the Company’s short-term investments is as follows:

	June 30, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
Short-term investments
U.S. Treasury securities	$-	$-	$9,796,291	$9,857,087

	June 30, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
Short-term investment maturities
Within 3 months	$-	$-	$2,467,518	$2,490,775
Between 3 and12 months	-	-	7,328,773	7,366,312
Total	$-	$-	$9,796,291	$9,857,087

The following table shows the Company’s investment in debt securities available for sale gross unrealized gains (losses) and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2024 and December 31, 2023. The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	June 30, 2024		December 31, 2023
Available-for-sale securities (all unrealized holding gains are less than 12 months at date of measurement)	Fair Value	Unrealized Holding Gains	Fair Value	Unrealized Holding Gains

Investments in debt securities with unrealized gains	$-	$-	$9,857,087	$60,796

Investment income, net, which includes net realized losses on sales of available-for-sale securities and investment income interest and dividends, is summarized as follows:

	For the Three Months Ended June 30,
	2024	2023
Interest and dividends accrued and paid	$89,884	$314,845
Realized gains (losses) on investment in debt securities	135,450	(33,172)
Investment income, net	$225,334	$281,673

	For the Six Months Ended June 30,
	2024	2023
Interest and dividends accrued and paid	$245,272	$671,000
Realized gains (losses) on investment in debt securities	61,983	(136,257)
Investment income, net	$307,255	$534,743

Note 6. Fair Value Measurements

FASB Accounting Standards Codification Section 820, Fair Value Measurements and Disclosures, establishes a three-level hierarchy for fair value measurements which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are as follows:

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

Cash and cash equivalents, other current assets, accounts payable and other accrued liabilities are reflected in the condensed consolidated balance sheets at their approximate estimated fair values primarily due to their short-term nature. The fair values of securities available for sale are determined by relying on the securities’ relationship to other benchmark quoted securities and classified its investments as Level 1 items in both 2024 and 2023. There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the six-month period ended June 30, 2024 or during the year ended December 31, 2023.

Assets and liabilities measured at fair value are summarized below.

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Recurring items as of June 30, 2024
U.S. treasury obligations, available for sale	$-	$-	$-	$-

Recurring items as of December 31, 2023
U.S. treasury obligations, available for sale	$9,857,087	$9,857,087	$-	$-

Note 7. Other Accrued Liabilities

Other accrued liabilities at June 30, 2024 and December 31, 2023 include the following:

	June 30, 2024	December 31, 2023
Amounts due to contract research organizations and other contractual agreements	$714,000	$1,442,659
Accrued payroll and related benefits	1,823,227	1,693,383
Accrued professional fees	34,600	234,479
Other	20,000	20,000
Total	$2,591,827	$3,390,521

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

In connection with the SVB Loan Facility, the Company incurred financing fees and expenses totaling $243,370 which was recorded and classified as debt discount and was amortized as interest expense using the effective interest method over the life of the loan. Also, in connection with the SVB Loan Facility, the Company was required to pay an end-of-term fee equal to 3.0% of the original loan amount at time of maturity. Therefore, these amounts totaling $300,000 were amortized as interest expense using the effective interest method over the life of the loan. During the six months ended June 30, 2023, the Company incurred interest expense of $197,080 and amortized $329,158, as interest expense for debt discounts and end-of-term fee in connection with the SVB Loan Facility.

On April 21, 2023, the Company repaid the outstanding principal balance, an early termination fee and the end-of-term charges in full satisfaction of the SVB Loan Facility.

During the six months ended June 30, 2023, the Company recorded a loss of $329,158 on the early termination of the SVB Loan Facility which represented the early termination fee and the end of the term fees, net of previously amortized interest expense totaling $334,212 on the date of its payoff.

Note 9. Stockholders’ Equity

On May 15, 2024, the Company filed with the SEC a shelf registration statement on Form S-3 (the “2024 Registration Statement”) for the offer and sale of up to $75 million of its securities. The 2024 Registration Statement was declared effective on May 22, 2024. The 2024 Registration Statement is intended to provide the Company with flexibility to raise capital in the future for general corporate purposes. However, the Company’s ability to offer and sell its securities in a primary offering on the 2024 Registration Statement is limited by General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”), which limits the amount that the Company can offer to up to one-third of its public float during any trailing 12-month period. The Company would be no longer subject to the Baby Shelf Limitation if its public float exceeds $75 million.

At the Market Offering Agreement

On May 15, 2024, the Company amended the At the Market Offering Agreement, dated as of May 25, 2022 (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) as sales agent. Pursuant to the terms of the amended ATM Agreement, the Company may offer and sell, from time to time, through Wainwright, shares of the Company’s common stock having an aggregate offering price of up to $5,500,000. The Company intends to use the net proceeds from any offering under the amended ATM Agreement for general corporate purposes, including research and development activities, capital expenditures and working capital.

On July 30, 2024, the Company notified Wainwright that it was suspending its use of and terminating the “at the market offering” sales agreement prospectus (the “ATM Prospectus”), related to the potential issuance from time to time of the Company’s common stock pursuant to the ATM Agreement, by and between the Company and Wainwright. The Company will not make any sales of its securities pursuant to the ATM Agreement, unless and until a new prospectus supplement or a new registration statement is filed relating to the ATM Agreement. Notwithstanding the termination of the ATM Prospectus, the ATM Agreement remains in full force and effect.

The Company did not sell any shares of common stock under the ATM Agreement during the first six months of 2024. During the first six months of 2023, the Company sold 1,815,584 shares of common stock under the ATM Agreement for net proceeds of $2,672,924.

July 2024 Offering

On July 30, 2024, the Company entered into a Securities Purchase Agreement (the “July 2024 Purchase Agreement”) with certain institutional and accredited investors (each, a “Purchaser” and collectively, the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a registered direct offering, an aggregate of 5,000,000 shares of the Company’s common stock at an offering price of $2.00 per share for gross proceeds of $10.0 million before the deduction of placement agent fees and offering expenses. In a concurrent private placement (together with the registered direct offering, the “July 2024 Offering”) and also pursuant to the July 2024 Purchase Agreement, the Company agreed to issue to the Purchasers unregistered warrants (the “Warrants”) to purchase shares of its common stock. The closing of the July 2024 Offering occurred on August 1, 2024.

In connection with the July 2024 Offering, the Company entered into an engagement letter agreement with Wainwright, pursuant to which the Company agreed to pay Wainwright and any other placement agents for the July 2024 Offering a cash fee equal to 7% of the aggregate gross proceeds raised from the sale of the securities sold in the July 2024 Offering and reimburse the placement agent for certain of their expenses in an amount not to exceed $85,000. Brookline Capital Markets, a division of Arcadia Securities, LLC, acted as co-placement agent in the July 2024 Offering.

Pursuant to the July 2024 Purchase Agreement, the Purchasers purchased an aggregate of 5,000,000 shares of common stock and Warrants to purchase an aggregate of 5,000,000 shares of common stock at a purchase price of $2.00 per share and accompanying Warrant. The Warrants have an exercise price of $2.00 per share and became exercisable immediately after issuance for a term of five and one-half years following the date of issuance.

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

●	At the 2019 Annual Stockholders Meeting of the Company held on May 14, 2019, stockholders approved an amendment to the 2018 Plan whereby the Company increased the number of common stock shares available by 80,000 to a total of 260,000 under the 2018 Plan, as amended.
●	At the 2020 Annual Stockholders Meeting of the Company held on June 15, 2020, stockholders approved an amendment to the 2018 Plan, as previously amended, whereby the Company increased the number of shares of common stock available by 166,667 to a total of 426,667 under the 2018 Plan, as amended.
●	At the 2021 Annual Stockholders Meeting of the Company held on June 10, 2021, stockholders approved an amendment to the 2018 Plan, as previously amended, whereby the Company increased the number of shares of common stock available by 513,333 to a total of 940,000 under the 2018 Plan, as amended.
●	At the 2023 Annual Stockholders Meeting of the Company held on June 14, 2023, stockholders approved an amendment to the 2018 Plan, as previously amended, whereby the Company increased the number of shares of common stock available by 1,030,000 to a total of 1,970,000 under the 2018 Plan, as amended.

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

As of June 30, 2024, the Compensation Committee of the Board of Directors approved the grant of (i) inducement stock options (the “Inducement Option Grants”) to purchase a total of 294,751 shares of Imunon common stock and (ii) inducement restricted stock awards (the “Inducement Stock Grants”) totaling 91,350 shares of Imunon common stock. Each Inducement Option Grant has a weighted exercise price of $1.59 per share. Each Inducement Option Grant vests over three years, with one-third vesting on the one-year anniversary of the employee’s first day of employment with the Company and one-third vesting on the second and third anniversaries thereafter, subject to the new employee’s continued service relationship with the Company on each such date. Each Inducement Option Grant has a ten-year term and is subject to the terms and conditions of the applicable stock option agreement. Each of Inducement Stock Grant vested on the one-year anniversary of the employee’s first day of employment with the Company is subject to the new employee’s continued service relationship with the Company through such date and is subject to the terms and conditions of the applicable restricted stock agreement.

As of June 30, 2024, there was a total of 1,975,073 shares of Imunon common stock reserved for issuance under the 2018 Plan, which was comprised of 1,196,053 shares of Imunon common stock subject to equity awards previously granted under the 2018 Plan and the Company’s 2007 Stock Incentive Plan and 779,020 shares of Imunon common stock available for future issuance under the 2018 Plan. As of June 30, 2024, there was a total of 146,417 shares of Imunon common stock subject to outstanding inducement awards.

Total compensation cost related to stock options and restricted stock awards amounted to approximately $0.1 million and $0.5 million for the six-month periods ended June 30, 2024 and 2023, respectively. Of these amounts, approximately $0.1 million for the six-month periods ended June 30, 2024 and 2023 was charged to research and development, and $17,000 reversal and $0.4 million were charged to general and administrative expenses during the six-month periods ended June 30, 2024 and 2023, respectively.

A summary of stock option awards and restricted stock grants, inclusive of awards granted under the 2018 Stock Plan and Inducement Option Grants for the six-month periods ended June 30, 2024 is presented below.

	Stock Options		Restricted Stock Awards		Weighted Average
	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Contractual Terms of Equity Awards (in years)
Equity awards outstanding at January 1, 2024	1,063,482	$2.62	32,100	$1.23

Equity awards granted	584,500	$1.18	-	$-

Equity Awards vested and issued	-	-	(2,100)	1.30

Equity awards terminated	(305,512)	$1.73	-	$-

Equity awards outstanding at June 30, 2024	1,342,470	$2.19	30,000	$1.23	8.7

Aggregate intrinsic value of outstanding equity awards at June 30, 2024	$-

Equity awards exercisable at June 30 2024	789,297	$2.87			8.4

Aggregate intrinsic value of equity awards exercisable at June 30, 2024	$42,813

As of June 30, 2024, there was $0.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a period of three to four years. The weighted average grant date fair values of the stock options granted were $1.18 and $1.32 during the six-month periods ended June 30, 2024 and 2023, respectively.

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

	For the Six Months Ended June 30,
	2024	2023
Risk-free interest rate	4.31%	3.72%
Expected volatility	101.74 to 108.94%	107.03 to 113.64%
Expected life (in years)	9.0 to 10.0	9.0 to 10.0
Expected dividend yield	0.0%	0.0%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. The risk-free interest rate is derived from values assigned to U.S. Treasury bonds with terms that approximate the expected option lives in effect at the time of grant.

Note 11. Warrants

The following is a summary of all warrant activity for the six-month period ended June 30, 2024:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price

Warrants outstanding at December 31, 2023	160,060	$18.86

Warrants outstanding at June 30, 2024	160,060	$18.86

Aggregate intrinsic value of outstanding warrants at June 30, 2024	$-

Weighted average remaining contractual terms at June 30, 2024	1.7 years

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

The following is a table of the lease payments and maturity of the Company’s operating lease liabilities as of June 30, 2024:

2024	$314,270
2025	543,009
2026	362,976
2027	370,236
2028 and thereafter	30,903
Subtotal future lease payments	1,621,394
Less: imputed interest	(232,261)
Total lease liabilities	$1,389,133

Weighted average remaining life	3.10

Weighted average discount rate	9.98%

For the three-month and six-month periods ended June 30, 2024, operating lease expense was $159,942 and $314,457, respectively, and cash paid for operating leases included in operating cash flows was $162,545 and $325,091, respectively.

For the three-month and six-month periods ended June 30, 2023, operating lease expense was $165,446 and $324,722, respectively, and cash paid for operating leases included in operating cash flows was $173,753 and $340,457, respectively.

Note 13. Commitments and Contingencies

In February 2021, a derivative shareholder lawsuit was filed against the Company, as the nominal defendant, and certain of its directors and officers as defendants in the U.S. District Court for the District of New Jersey, captioned Fidler v. Michael H. Tardugno, et al., Case No. 3:21-cv-02662. The plaintiff alleged breach of fiduciary duty and other claims arising out of alleged statements made by certain of the Company’s directors and/or officers regarding ThermoDox®. The Company believed it has meritorious defenses to these claims and vigorously contested this suit. In June 2024, the U.S. District Court issued an Order for Dismissal without prejudice for this derivative shareholder lawsuit.

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

Note 15. Subsequent Events

The Company has evaluated its subsequent events from June 30, 2024, through the date these condensed consolidated financial statements were issued.

On July 30, 2024, the Company entered into the July 2024 Purchase Agreement with certain institutional and accredited investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering, an aggregate of 5,000,000 shares of the Company’s common stock at an offering price of $2.00 per share for gross proceeds of $10.0 million before the deduction of placement agent fees and offering expenses. In a concurrent private placement (together with the registered direct offering) and also pursuant to the July 2024 Purchase Agreement, the Company agreed to issue to the Purchasers Warrants to purchase shares of common stock. The closing of the July 2024 Offering occurred on August 1, 2024.

In connection with the July 2024 Offering, the Company entered into an engagement letter agreement with Wainwright, pursuant to which the Company agreed to pay Wainwright and any other placement agents for the July 2024 Offering a cash fee equal to 7% of the aggregate gross proceeds raised from the sale of the securities sold in the July 2024 Offering and reimburse the placement agents for certain of their expenses in an amount not to exceed $85,000. Brookline Capital Markets, a division of Arcadia Securities, LLC, acted as co-placement agent in the July 2024 Offering.

Pursuant to the July 2024 Purchase Agreement, the Purchasers purchased an aggregate of 5,000,000 shares of common stock and Warrants to purchase an aggregate of 5,000,000 shares of Common Stock at a purchase price of $2.00 per share and accompanying Warrant. The Warrants have an exercise price of $2.00 per share and were exercisable immediately after issuance for a term of five and one-half years following the date of issuance.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed above under “Cautionary Note Regarding Forward-Looking Statements,” in Item 1A. Risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and in other filings that we make with the Securities and Exchange Commission (the “SEC”).

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

The Company’s lead clinical program, IMNN-001, is a DNA-based immunotherapy for the localized treatment of advanced ovarian cancer currently in Phase II development. IMNN-001 works by instructing the body to produce durable levels, within certain safety parameters, of powerful cancer-fighting molecules, such as interleukin-12 and interferon gamma, at the tumor site. Additionally, the Company initiated a first-in-human study of its COVID-19 booster vaccine (IMNN-101) in the second quarter of 2024. We will continue to leverage these modalities and to advance the technological frontier of plasmid DNA to better serve patients with difficult-to-treat conditions.

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

Key translational research findings from all evaluable patients were consistent with the earlier reports from partial analysis of the data and are summarized below:

●	The intraperitoneal treatment of IMNN-001 in conjunction with standard-of-care neoadjuvant chemotherapy (“NACT”) resulted in dose-dependent increases in IL-12 and Interferon-gamma (IFNγ) levels that were predominantly in the peritoneal fluid compartment with little to no changes observed in the patients’ systemic circulation. These and other post-treatment changes including decreases in VEGF levels in peritoneal fluid were consistent with an IL-12 based immune mechanism;

●	Consistent with the previous partial reports, the effects observed in the Immunohistochemistry analysis were pronounced decreases in the density of immunosuppressive T-cell signals (Foxp3, PD-1, PDL-1, IDO-1) and increases in CD8+ cells in the tumor microenvironment;

●	The ratio of CD8+ cells to immunosuppressive cells was increased in approximately 75% of patients, suggesting an overall shift in the tumor microenvironment from immunosuppressive to pro-immune stimulatory following treatment with IMNN-001. An increase in CD8+ to immunosuppressive T-cell populations was a leading indicator and believed to be a good predictor of improved OS; and

●	Analysis of peritoneal fluid by cell sorting, not reported before, showed a treatment-related decrease in the percentage of immunosuppressive T-cell (Foxp3+), which was consistent with the reduction of Foxp3+ T-cells in the primary tumor tissue, and a shift in tumor naïve CD8+ cell population to more efficient tumor killing memory effector CD8+ cells.

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

In the OVATION 2 Study, patients in the IMNN-001 treatment arm would receive IMNN-001 plus chemotherapy pre- and post-interval debulking surgery (“IDS”). The OVATION 2 Study was designed to include up to 110 patients with Stage III/IV ovarian cancer, with 12 to 15 patients in the Phase I portion and up to 95 patients in Phase II. The sample size is consistent with a Phase II trial designed to inform the design of a Phase III trial comparing IMNN-001 with neoadjuvant + adjuvant chemotherapy versus neoadjuvant + adjuvant chemotherapy alone. The primary endpoint is PFS and the primary analysis would be conducted after at least 80 events had been observed or after all patients had been followed for at least 16 months, whichever was later.

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

In June 2024, the Company announced database lock for the OVATION 2 Study. At that time, median OS and PFS had been reached, and all patients in the open-label study had achieved treatment observation duration of 16 months, as required per protocol to evaluate efficacy.

On July 30, 2024, the Company announced positive topline results from the Phase II OVATION 2 Study. Highlights from patients treated with IMNN-001 plus standard-of-care in a first-line treatment setting include:

●	An 11.1 month increase in median OS compared with standard-of-care alone in the ITT population.
●	A hazard ratio in the ITT population of 0.74, which indicates a 35% improvement in survival.
●	Among the approximately 90% of trial participants who received at least 20% of specified treatments per-protocol in both study arms, patients in the IMNN-001 arm had a 15.7 month increase in median OS, representing a further extension of life with a hazard ratio of 0.64, a 56% improvement in survival.
●	For the nearly 40% of trial participants treated with a PARP inhibitor, the hazard ratio decreased further to 0.41, with median OS in the IMNN-001 treatment arm not yet reached at the time of database lock, compared with median OS of 37.1 months in the standard-of-care treatment arm.

The PFS results, the trial’s primary endpoint, support the OS results with:

●	A three-month improvement in PFS compared with standard-of-care alone.
●	A hazard ratio in the intent-to-treat population of 0.79, indicating a 27% improvement in delaying progression for the IMNN-001 treatment arm.

As a Phase II study, the OVATION 2 Study was not powered for statistical significance. Additional endpoints included objective response rate, chemotherapy response score and surgical response. The Company plans to hold an End-of-Phase II meeting with the U.S. Food and Drug Administration to discuss the protocol for a Phase III study, which is anticipated to begin in the first quarter of 2025. The Company also plans to present full OVATION 2 Study results at an upcoming medical conference and to submit the results for publication in a peer-reviewed medical journal.

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

Patients are being randomized 1:1 in a two-arm trial. In October 2023, the first patient began treatment at University of Texas MD Anderson Cancer Center in the Phase I/II Clinical Trial Evaluating IMNN-001 in Combination with Bevacizumab in Advanced Ovarian Cancer. The trial’s primary endpoint is detection of minimal residual disease (MRD) by second look laparoscopy (SLL), with secondary endpoints including OS and PFS. SLL data are expected within one year following the completion of enrollment and final PFS data are expected approximately three years following the completion of enrollment. This trial will also include a wealth of translational endpoints aimed at understanding the clonal evolution and immunogenomic features of the MRD phase of ovarian cancer that is currently undetectable by imaging or tumor markers.

As of June 30, 2024, seven patients were enrolled in the Phase I portion of this study at the University of Texas MD Anderson Cancer Center. Memorial Sloan Kettering Cancer Center has been added as a clinical site for this study in the first quarter of 2024.

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

Final data from its now completed proof-of-concept (“PoC”) mouse challenge study confirmed that a PLACCINE DNA-based vaccine can produce robust levels of IgG, neutralizing antibodies, and T-cell responses. The data demonstrated the ability of the Company’s PLACCINE vaccine to protect a SARS-CoV-2 mouse model in a live viral challenge. In the study, mice were vaccinated with a PLACCINE vaccine expressing the SARS-CoV-2 spike antigen from the D614G variant or the Delta variant, or a combination vaccine expressing both the D614G and Delta spike variants. The vaccination was administered by intramuscular injection on Day 0 and Day 14, followed by challenge with live SARS-CoV-2 virus on Day 42. All three vaccines, including the single and dual antigen vaccines, were found to have a favorable safety profile and elicited IgG responses and inhibited the viral load by 90-95%. The dual antigen vaccine was equally effective against both variants of the SARS CoV-2 virus.

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

In a recent mouse study, a single dose of PLACCINE vaccine without a booster dose produced longer duration of IgG responses and higher T-cell activation than an mRNA vaccine. A 12-month PLACCINE stability study demonstrated continued drug stability at 4° C (standard refrigerated temperature). These compelling data were presented at the Vaccine Technology Summit 2023 in Boston in March 2023. They showed robust immunogenicity and protection in SARS-CoV-2 models, durable cellular or humoral responses detectable for more than 12 months, comparable protection activity to a commercial mRNA vaccine in a booster-dose comparison and superior immune quality versus the mRNA vaccine in a single-dose comparison.

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

On April 18, 2024, the Company announced that it received clearance from the FDA to begin a Phase I clinical trial with a seasonal COVID-19 booster vaccine. The Company filed an Investigational New Drug (IND) application for IMNN-101 in late February, and pending resolution of limited comments from the FDA, expects to commence patient enrollment in the second quarter of 2024. The primary objectives of the Phase I study are to evaluate safety, tolerability, neutralizing antibody response, and the vaccine’s durability (duration of immunogenicity) in healthy adults. Secondary objectives of the study include evaluating the ability of the IMNN-101 vaccine to elicit binding antibodies and cellular responses and their associated durability. As currently planned, the Phase I study will enroll 24 subjects evaluating three escalating doses of IMNN-101. For this study, IMMN-101 has been designed to protect against the SARS-CoV-2 Omicron XBB1.5 variant, in accordance with the FDA’s Vaccines and Related Biological Products Advisory Committee’s June 2023 announcement of the framework for updated COVID-19 doses. Based on these results, we will advance discussions with potential partners to continue development of the platform.

During the second quarter of 2024, the Company announced that DM Clinical Research in Philadelphia was the first clinical site activated and ready for patient recruitment for its Phase I study with IMNN-101 in a seasonal COVID-19 vaccine. DM Clinical Research is an integrated national network of clinical trial sites focused on delivering advanced, preventive medicine to underserved communities. In June 2024, the Company announced that the first participants had been treated in the IMNN-101 Phase I clinical trial with two participants inoculated at DM Clinical Research. Topline data are anticipated by the year-end 2024. As of August 7, 2024, 17 patients had been treated in the IMNN-101 Phase I trial.

The Phase I trial is designed to establish PoC for IMNN-101 as an advancement in vaccine technology. At the conclusion of this trial, Imunon intends to seek partnership and/or business development opportunities to develop future the scientific and business case for IMNN-101 as a future vaccine to address viral mutations.

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

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s drug candidates, and applications and submissions to the FDA. The Company has not generated significant revenue and has incurred significant net losses in each year since our inception. As of June 30, 2024, the Company has incurred approximately $398 million of cumulative net losses and had $5.3 million in cash and cash equivalents, short-term investments and interest receivable to fund its operations. On July 30, 2024, we entered into a Securities Purchase Agreement with certain institutional and accredited investors, pursuant to which we agreed to issue and sell, in a registered direct offering, an aggregate of 5,000,000 shares of the Company’s common stock at an offering price of $2.00 per share for gross proceeds of $10.0 million before the deduction of the placement agent fees and offering expenses. We have substantial future capital requirements to continue our research and development activities and advance our drug candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its drug candidates and technologies. The Company’s primary sources of cash have been proceeds from the issuance and sale of its common stock via its “ATM” program pursuant to an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) as sales agent and other potential funding transactions. There can be no assurance that the Company will be able to do so in the future on a timely basis on terms acceptable to the Company, or at all. The Company has not yet commercialized any of its product candidates. Even if the Company commercializes one or more of its product candidates, it may not become profitable in the near term. The Company’s ability to achieve profitability depends on several factors, including its ability to obtain regulatory approval for its product candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its product candidates alone or in partnership.

Given our development plans, we anticipate cash resources will not be sufficient to fund the Company’s operations for the next twelve months. The Company has no committed sources of additional capital. As a result of the risks and uncertainties discussed in our most recent Annual Report on Form 10-K, among others, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete any of our research and development activities, preclinical studies or clinical trials in a timely manner or our failure to enter into collaborative agreements when appropriate could significantly increase our capital requirements and could adversely impact our liquidity. While our estimated future capital requirements are uncertain and could increase or decrease as a result of many factors, including the extent to which we choose to advance our research, development activities, preclinical studies and clinical trials, or if we are in a position to pursue manufacturing or commercialization activities, we will need significant additional capital to develop our drug candidates through development and clinical trials, obtain regulatory approvals and manufacture and commercialized approved products, if any. We do not know whether we will be able to access additional capital when needed or on terms favorable to us or our stockholders. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

Based on the above, management has determined there is substantial doubt regarding our ability to continue as a going concern. The report of our independent registered public accounting firm for the year ended December 31, 2023 includes an explanatory paragraph which expresses substantial doubt about our ability to continue as a going concern.

Management’s plan includes raising funds from outside investors via its ATM program, if a new prospectus supplement or a new registration statement is filed, and other potential funding sources as mentioned. However, as mentioned above, there is no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or will provide the Company with sufficient funds to meet its objectives. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

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

On May 15, 2024, the Company filed with the SEC a shelf registration statement on Form S-3 (the “2024 Registration Statement”) for the offer and sale of up to $75 million its securities. The 2024 Registration Statement was declared effective on May 22, 2024. The 2024 Registration Statement is intended to provide the Company with flexibility to raise capital in the future for general corporate purposes. However, the Company’s ability to offer and sell its securities in a primary offering on the 2024 Registration Statement is limited by General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”), which limits the amount that the Company can offer to up to one-third of its public float during any trailing 12-month period. The Company would be no longer subject to the Baby Shelf Limitation if its public float exceeds $75 million.

At the Market Offering Agreement

On May 15, 2024, the Company amended its ATM Agreement with Wainwright as sales agent pursuant to which the Company may offer and sell, from time to time, through Wainwright, shares of the Company’s common stock having an aggregate offering price of up to $5,500,000. The Company intends to use the net proceeds from the offering, if any, for general corporate purposes, including research and development activities, capital expenditures and working capital. During 2023, the Company sold 1,904,142 shares of common stock for net proceeds of $2,781,438. The Company has not sold any shares of common stock under the ATM program in 2024.

On July 30, 2024, the Company notified Wainwright that it was suspending its use of and terminating the “at the market offering” sales agreement prospectus (the “ATM Prospectus”), related to the potential issuance from time to time of the Company’s common stock pursuant to the ATM Agreement, by and between the Company and Wainwright. The Company will not make any sales of its securities pursuant to the ATM Agreement, unless and until a new prospectus supplement or a new registration statement is filed. Notwithstanding the termination of the ATM Prospectus, the ATM Agreement remains in full force and effect.

July 2024 Offering

On July 30, 2024, the Company entered into a Securities Purchase Agreement (the “July 2024 Purchase Agreement”) with certain institutional and accredited investors (each, a “Purchaser” and collectively, the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a registered direct offering, an aggregate of 5,000,000 shares of the Company’s common stock at an offering price of $2.00 per share for gross proceeds of $10.0 million before the deduction of the placement agent fees and offering expenses. In a concurrent private placement (together with the registered direct offering, the “July 2024 Offering”) and also pursuant to the July 2024 Purchase Agreement, the Company agreed to issue to the Purchasers unregistered warrants (the “Warrants”) to purchase shares of common stock. The closing of the July 2024 Offering occurred on August 1, 2024.

In connection with the July 2024 Offering, the Company entered into an engagement letter agreement with Wainwright pursuant to which the Company agreed to pay Wainwright and any other placement agents for the July 2024 Offering a cash fee equal to 7% of the aggregate gross proceeds raised from the sale of the securities sold in the July 2024 Offering and reimburse the placement agents for certain of their expenses in an amount not to exceed $85,000. Brookline Capital Markets, a division of Arcadia Securities, LLC, acted as co-placement agent in the July 2024 Offering.

Pursuant to the July 2024 Purchase Agreement, the Purchasers purchased an aggregate of 5,000,000 shares of common stock and Warrants to purchase an aggregate of 5,000,000 shares of common stock at a purchase price of $2.00 per share and accompanying Warrant. The Warrants have an exercise price of $2.00 per share and were exercisable immediately after issuance for a term of five and one-half years following the date of issuance.

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

FINANCIAL REVIEW FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

Results of Operations

For the three months ended June 30, 2024 our net loss was $4.8 million compared to a net loss of $5.6 million for the same three-month period of 2023.

With $5.3 million in cash and cash equivalents, short-term investments and interest receivable at June 30, 2024, such conditions raise substantial doubts about the Company’s ability to continue as a going concern. Based on the above, management has determined there is substantial doubt regarding our ability to continue a going concern.

On July 30, 2024, the Company entered into the July 2024 Purchase Agreement with certain institutional and accredited investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering an aggregate of 5,000,000 shares of the Company’s common stock at an offering price of $2.00 per share for gross proceeds of $10.0 million before the deduction of placement agent fees and offering expenses. In a concurrent private placement (together with the registered direct offering) and also pursuant to the July 2024 Purchase Agreement, the Company agreed to issue to the Purchasers unregistered warrants to purchase shares of common stock. The Warrants have an exercise price of $2.00 per share and were exercisable immediately after issuance for a term of five and one-half years following the date of issuance. The closing of the July 2024 Offering occurred on August 1, 2024.

Management’s plan may include raising additional funds from the issuance and sale of its common stock via its ATM program, if a new prospectus supplement or a new registration statement is filed, and other funding transactions. However, as mentioned above, there is no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or will provide the Company with sufficient funds to meet its objectives. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

	For the three months ended June 30,
	(In thousands)		Change Increase (Decrease)
	2024	2023
Operating Expenses:
Clinical Research
OVATION	$434	$308	$126	40.9%
Vaccine	318	-	318	100.0%
Other Clinical and regulatory	623	417	206	49.4%
Subtotal	1,375	725	650	89.7%
Non-Clinical R&D and CMC
OVATION	247	421	(174)	(41.3)%
PlaCCine Vaccine	741	1,265	(524)	(41.4)%
Manufacturing (CMC)	456	723	(267)	(36.9)%
Subtotal	1,444	2,409	(965)	(40.1)%
Research and development expenses	2,819	3,134	(315)	(10.1)%
General and administrative expenses	2,194	2,340	(146)	(6.3)%
Total operating expenses	5,013	5,474	(461)	(8.4)%
Loss from operations	$(5,013)	$(5,474)	$(461)	(8.4)%

Research and Development Expenses

Research and development (“R&D”) expenses were $2.8 million in the second quarter of 2024 compared to $3.1 million in same period of 2023. Costs associated with the OVATION 2 Study were $0.4 million in the second quarter of 2024 compared to $0.3 million in same period of 2023. Costs associated with the PlaCCine vaccine trial were $0.3 million in the second quarter of 2024. Other clinical and regulatory costs were $0.6 million in the second quarter of 2024 compared to $0.4 million in the same period of 2023. R&D costs associated with the development of IMNN-001 to support the OVATION 2 Study were $0.2 million in the second quarter of 2024 compared to $0.4 million in same period of 2023. The development costs of the PLACCINE DNA vaccine technology platform decreased to $0.7 million in the second quarter of 2024 compared to $1.3 million in the same period of 2023. CMC costs decreased to $0.5 million in the second quarter of 2024 compared to $0.7 million in the same period of 2023.

General and Administrative Expenses

General and administrative expenses were $2.2 million in the second quarter of 2024 compared to $2.3 million in the same period of 2023. The decrease was primarily attributable to lower non-cash stock compensation expenses of $0.1 million, employee-related expenses of $0.1 million and increase in legal fees of $0.1 million.

Other non-operating income was $0.2 million in the second quarter of 2024 compared to other non-operating expense of $0.1 million in the same period of 2023. The Company incurred loss on extinguishment of debt expense of $0.3 million on its loan facility with Silicon Valley Bank in the second quarter of 2023. This loan facility was repaid in full in the second quarter of 2023. Investment income from the Company’s short-term investments decreased by $0.1 million for the second quarter of 2024 compared with the same period in 2023 due to a decrease in investment securities.

FINANCIAL REVIEW FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Results of Operations

For the six months ended June 30, 2024 our net loss was $9.7 million compared to a net loss of $11.2 million for the same six-month period of 2023.

With $5.3 million in cash and cash equivalents, short-term investments and interest receivable at June 30, 2024, such conditions raise substantial doubts about the Company’s ability to continue as a going concern. Based on the above, management has determined there is substantial doubt regarding our ability to continue a going concern.

On July 30, 2024, the Company entered into the July 2024 Purchase Agreement with certain institutional and accredited investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering an aggregate of 5,000,000 shares of the Company’s common stock at an offering price of $2.00 per share for gross proceeds of $10.0 million before the deduction of placement agent fees and offering expenses. In a concurrent private placement (together with the registered direct offering) and also pursuant to the July 2024 Purchase Agreement, the Company agreed to issue to the Purchasers unregistered warrants to purchase shares of common stock. The Warrants have an exercise price of $2.00 per share and were exercisable immediately after issuance for a term of five and one-half years following the date of issuance. The closing of the July 2024 Offering occurred on August 1, 2024.

Management’s plan includes raising additional funds from the issuance and sale of its common stock via its ATM program, if a new prospectus supplement or a new registration statement is filed, and other funding transactions. However, as mentioned above, there is no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or will provide the Company with sufficient funds to meet its objectives. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

	For the six months ended June 30,
	(In thousands)		Change Increase (Decrease)
	2024	2023
Operating Expenses:
Clinical Research
OVATION	$721	$592	$129	21.8%
Vaccine	889	-	889	100.0%
Other Clinical and regulatory	1,100	747	353	47.3%
Subtotal	2,710	1,339	1,371	102.4%
Non-Clinical R&D and CMC
OVATION	652	760	(108)	(14.2)%
PlaCCine Vaccine	1,956	2,281	(325)	(14.2)%
Manufacturing (CMC)	796	1,374	(578)	(42.1)%
Subtotal	3,404	4,415	(1,011)	(22.9)%
Research and development expenses	6,114	5,754	360	6.3%
General and administrative expenses	3,911	5,404	(1,493)	(27.6)%
Total operating expenses	10,025	11,158	(1,133)	(10.2)%
Loss from operations	$(10,025)	$(11,158)	$(1,133)	(10.2)%

Research and Development Expenses

R&D expenses were $6.1 million in the first half of 2024 compared to $5.8 million in the same period of 2023. Costs associated with the OVATION 2 Study were $0.7 million in the first half of 2024 compared to $0.6 million in the same period of 2023. Costs associated with the PlaCCine vaccine trial were $0.9 million in the first half of 2024. Other clinical and regulatory costs were $1.1 million the first half of 2024 compared to $0.7 million in the same period of 2023. R&D costs associated with the development of IMNN-001 to support the OVATION 2 Study were $0.7 million in the first half of 2024 compared to $0.8 million in the same period in 2023. The development of the PLACCINE DNA vaccine technology platform decreased to $2.0 million in the first half of 2024 compared to $2.3 million in the same period of 2023. CMC costs decreased to $0.8 million in the first half of 2024 compared to $1.4 million in the same period of 2023.

General and Administrative Expenses

General and administrative expenses were $3.9 million in the first half of 2024 compared to $5.4 million in the same period of 2023. The decrease was primarily attributable to lower non-cash stock compensation expenses of $0.4 million, legal expenses of $0.4 million, employee-related expenses of $0.3 million and insurance expenses of $0.1 million.

Other non-operating income was $0.3 million in the first half of 2024 compared to $8,505 in the same period of 2023. The Company incurred interest expense of $0.2 million on its loan facility with Silicon Valley Bank in the first half of 2023. This loan facility was repaid in full in the second quarter of 2023. Investment income from the Company’s short-term investments decreased by $0.2 million for the first half of 2024 compared with the same period in 2023 due to a decrease in investment securities. The Company incurred debt extinguishment expense on its loan facility with Silicon Valley Bank in the first half of 2023 of $0.3 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Since inception we have incurred significant losses and negative cash flows from operations. We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities, the sale of the Company’s net operating losses, and amounts received under various product licensing agreements. The process of developing IMNN-001 and other drug candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts. We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future. Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $398 million at June 30, 2024.

At June 30, 2024, we had total current assets of $7.6 million and current liabilities of $5.1 million, resulting in net working capital of $2.5 million. At June 30, 2024, we had cash and cash equivalents, short-term investments, interest receivable on short-term investments of $5.3 million. At December 31, 2023, we had total current assets of $18.2 million and current liabilities of $7.4 million, resulting in net working capital of $10.8 million. We have substantial future capital requirements to continue our research and development activities and advance our drug candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

Net cash used in operating activities for the first six months of 2024 was $10.2 million. Net cash provided by investing activities was $9.7 million during the first six months of 2024. At June 30, 2024, we had cash and cash equivalents, short-term investments, and interest receivable on short term investments of $5.3 million.

On July 30, 2024, we entered into the July 2024 Purchase Agreement with certain institutional and accredited investors, pursuant to which we agreed to issue and sell, in a registered direct offering an aggregate of 5,000,000 shares of our common stock at an offering price of $2.00 per share for gross proceeds of $10.0 million before the deduction of placement agent fees and offering expenses. In a concurrent private placement (together with the registered direct offering) and also pursuant to the Securities Purchase Agreement, we agreed to issue to the Purchasers unregistered warrants to purchase shares of common stock. The Warrants have an exercise price of $2.00 per share and were exercisable immediately after issuance for a term of five and one-half years following the date of issuance. The closing of the July 2024 Offering occurred on August 1, 2024.

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

Such conditions raise substantial doubts about the Company’s ability to continue as a going concern. Management’s plan includes raising funds from the issuance and sale of its common stock via its ATM program, if a new prospectus supplement or a new registration statement is filed, and other funding transactions. However, as mentioned above, there is no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or will provide the Company with sufficient funds to meet its objectives. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements and Contractual Obligations

None.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2024, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the SEC.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

In February 2021, a derivative shareholder lawsuit was filed against the Company, as the nominal defendant, and certain of its directors and officers as defendants in the U.S. District Court for the District of New Jersey, captioned Fidler v. Michael H. Tardugno, et al., Case No. 3:21-cv-02662. The plaintiff alleged breach of fiduciary duty and other claims arising out of alleged statements made by certain of the Company’s directors and/or officers regarding ThermoDox®. The Company believes it has meritorious defenses to these claims and has vigorously contested this suit. In June 2024, the U.S. District Court issued an Order for Dismissal without prejudice for this derivative shareholder lawsuit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Effective August 9, 2024, Sébastien Hazard, M.D. separated from Imunon and his position as Executive Vice President and Chief Medical Officer of the Company.

During the quarter ended June 30, 2024, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1.

Item 6. Exhibits.

10.1++	Employment Agreement, dated as of May 3, 2024, between Imunon, Inc. and Stacy Lindborg, Ph.D., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 8, 2024 (SEC File No. 001-15911).

10.2++	Retirement and Consulting Agreement, dated May 17, 2024, between the Company and Jeffrey Church, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 20, 2024 (SEC File No. 001-15911).

10.3++@	Consulting Agreement, dated April 15, 2024, by and between the Company and Monomoy Advisors, LLC, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on May 20, 2024 (SEC File No. 001-15911).

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders’ Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

+	Filed herewith.

++	Management contract or compensatory plan or arrangement.

@	Portions of this document (indicated by “[***]”) have been omitted because such information is not material and is the type of information that the Registrant treats as private or confidential.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

**	XBRL information is filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2024	IMUNON, INC.

Registrant

	By:	/s/ Stacy R. Lindborg
Stacy R. Lindborg
President and Chief Executive Officer

	By:	/s/ David Gaiero
David Gaiero
Chief Financial Officer

