Form 10-Q
period 2024-09-30
Imunon, Inc.
filed 2024-11-07
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 5, 2024, the Registrant had 14,500,685 shares of common stock, $0.01 par value per share, outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

IMUNON, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,311,935	$5,838,566
Investment in debt securities - available for sale, at fair value	-	9,857,087
Advances and deposits on clinical programs and other current assets	2,220,471	2,545,051
Total current assets	12,532,406	18,240,704

Property and equipment, net (at cost, less accumulated depreciation and amortization)	563,602	751,906

Other assets:
Deferred income tax asset	-	1,280,385
Operating lease right-of-use assets, net	1,245,182	1,595,074
Deposits and other assets	50,000	50,000
Total other assets	1,295,182	2,925,459

Total assets	$14,391,190	$21,918,069

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

(Continued)

	September 30, 2024	December 31, 2023
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$2,359,863	$3,515,192
Other accrued liabilities	2,573,430	3,390,521
Operating lease liabilities - current portion	508,450	485,421
Total current liabilities	5,441,743	7,391,134

Operating lease liabilities - non-current portion	757,726	1,139,293
Total liabilities	6,199,469	8,530,427

Commitments and contingencies	-	–

Stockholders’ equity:

Preferred stock - $0.01 par value (100,000 shares authorized, and no shares issued or outstanding at September 30, 2024 and December 31, 2023)	-	–

Common stock - $0.01 par value (112,500,000 shares authorized; 14,500,707 and 9,399,811 shares issued at September 30, 2024 and December 31, 2023, respectively, and 14,500,685 and 9,399,789 shares outstanding at September 30, 2024 and December 31, 2023, respectively)	145,007	93,998
Additional paid-in capital	410,877,721	401,500,838
Accumulated other comprehensive loss	-	60,796
Accumulated deficit	(402,745,819)	(388,182,802)
Total stockholders’ equity before treasury stock	8,276,909	13,472,830

Treasury stock, at cost (22 shares at September 30, 2024 and December 31, 2023)	(85,188)	(85,188)
Total stockholders’ equity	8,191,721	13,387,642

Total liabilities and stockholders’ equity	$14,391,190	$21,918,069

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Operating expenses:
Research and development	$3,293,209	$1,980,693	$9,406,715	$7,734,897
General and administrative	1,668,258	1,923,375	5,579,549	7,327,906
Total operating expenses	4,961,467	3,904,068	14,986,264	15,062,803

Loss from operations	(4,961,467)	(3,904,068)	(14,986,264)	(15,062,803)

Other income (expense):
Investment income, net	115,992	427,454	423,247	962,197
Interest expense on loan facility	-	-	-	(197,080)
Loss on extinguishment of debt	-	-	-	(329,158)
Total other income (expense), net	115,992	427,454	423,247	435,959

Net loss	$(4,845,475)	$(3,476,614)	$(14,563,017)	$(14,626,844)

Net loss per common share
Basic and diluted	$(0.34)	$(0.37)	$(1.39)	$(1.64)

Weighted average shares outstanding
Basic and diluted	14,445,240	9,376,872	10,503,367	8,926,114

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Other comprehensive loss

Changes in:
Change in realized and unrealized losses on available for sale securities, net	$-	$(141,610)	$-	$(6,059)

Net loss	(4,845,475)	(3,476,614)	(14,563,017)	(14,626,844)

Total comprehensive loss	$(4,845,475)	$(3,618,224)	$(14,563,017)	$(14,632,903)

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:

Net loss	$(14,563,017)	$(14,626,844)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	202,938	176,509
Amortization of right-of-use assets	349,892	402,940
Realized gains, net, on investment securities	(61,983)	(6,059)
Stock-based compensation	364,177	625,589
Realization of deferred income tax asset	1,280,385	1,567,026
Loss on extinguishment of debt	-	329,158
Amortization of deferred finance charges and debt discount associated with notes payable	-	55,122
Net changes in:
Accrued interest on investment securities	-	31,829
Advances, deposits, and other current assets	324,580	135,517
Accounts payable and accrued liabilities	(2,330,958)	(3,940,670)
Net cash used in operating activities	(14,433,986)	(15,249,883)

Cash flows from investing activities:
Purchases of investment securities	(57,174)	(3,738,190)
Proceeds from sale and maturity of investment securities	9,915,448	18,500,000
Purchases of property and equipment	(14,634)	(451,759)
Net cash provided by investing activities	9,843,640	14,310,051

Cash flows from financing activities:
Proceeds from sale of common stock equity, net of issuance costs	9,063,715	2,751,190
Payoff of the SVB loan and accrued end-of-term fees	-	(6,420,000)
Net cash provided by (used in) financing activities	9,063,715	(3,668,810)

Net change in cash and cash equivalents	4,473,369	(4,608,642)
Cash and cash equivalents at beginning of period	5,838,566	17,492,841
Cash and cash equivalents at end of period	$10,311,935	$12,884,199

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

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity

Balance at July 1, 2024	9,400,911	$94,009	$401,632,757	22	$(85,188)	$-	$(397,900,344)	$3,741,234
Net loss	-	-	-	-	-	-	(4,845,475)	(4,845,475)
Sale of equity through equity financing facilities, net of issuance costs	5,088,796	50,888	9,012,827	-	-	-	-	9,063,715
Issuance of common stock upon exercise of restricted stock	11,000	110	-	-	-	-	-	110
Stock-based compensation expense	-	-	232,137	-	-	-	-	232,137
Balance at September 30, 2024	14,500,707	$145,007	$410,877,721	22	$(85,188)	$-	$(402,745,819)	$8,191,721

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity

Balance at July 1, 2023	9,252,003	$92,520	$401,163,818	22	$(85,188)	$162,045	$(379,818,055)	$21,515,140
Net loss	-	-	-	-	-	-	(3,476,614)	(3,476,614)
Sale of equity through equity financing facilities, net of issuance costs	62,904	629	77,103	-	-	-	-	77,732
Issuance of common stock upon exercise of restricted stock	53,000	530	-	-	-	-	-	530
Realized and unrealized gains (losses), net, on investments securities	-	-	-	-	-	(141,610)	-	(141,610)
Stock-based compensation expense	-	-	96,564	-	-	-	-	96,564
Balance at September 30, 2023	9,367,907	$93,679	$401,337,485	22	$(85,188)	$20,435	$(383,294,669)	$18,071,742

See accompanying notes to the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity

Balance at January 1, 2024	9,399,811	$93,998	$401,500,838	22	$(85,188)	$60,796	$(388,182,802)	$13,387,642
Net loss	-	-	-	-	-	-	(14,563,017)	(14,563,017)
Sale of equity through equity financing facilities, net of issuance costs	5,088,796	50,888	9,012,827	-	-	-	-	9,063,715
Issuance of common stock upon exercise of restricted stock	12,100	121	-	-	-	-	-	121
Realized and unrealized gains (losses), net, on investments securities	-	-	-	-	-	(60,796)	-	(60,796)
Stock-based compensation expense	-	-	364,056	-	-	-	-	364,056
Balance at September 30, 2024	14,500,707	$145,007	$410,877,721	22	$(85,188)	$-	$(402,745,819)	$8,191,721

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity

Balance at January 1, 2023	7,436,219	$74,362	$397,980,023	22	$(85,188)	$26,494	$(368,667,825)	$29,327,866
Net loss	-	-	-	-	-	-	(14,626,844)	(14,626,844)
Sale of equity through equity financing facilities, net of issuance costs	1,878,488	18,785	2,731,873	-	-	-	-	2,750,658
Issuance of common stock for restricted stock	53,200	532	-	-	-	-	-	532
Realized and unrealized gains (losses), net, on investments securities	-	-	-	-	-	(6,059)	-	(6,059)
Stock-based compensation expense	-	-	625,589	-	-	-	-	625,589
Balance at September 30, 2023	9,367,907	$93,679	$401,337,485	22	$(85,188)	$20,435	$(383,294,669)	$18,071,742

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2024

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

The Company’s lead clinical program, IMNN-001, is a DNA-based immunotherapy for the localized treatment of advanced ovarian cancer that has completed Phase II clinical studies. IMNN-001 works by instructing the body to produce safe and durable levels of powerful cancer-fighting molecules, such as interleukin-12 and interferon gamma, at the tumor site. Additionally, the Company has entered a first-in-human study of its COVID-19 booster vaccine (IMNN-101). The Company will continue to leverage these modalities and to advance the technological frontier of plasmid DNA to better serve patients with difficult-to-treat conditions.

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. During the nine months ended September 30, 2024, there have been no changes to the Company’s accounting policies. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the nine months ended September 30, 2024 and 2023, are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 28, 2024.

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

Going Concern Uncertainty.

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s drug candidates, and applications and submissions to the U.S. Food and Drug Administration (“FDA”). The Company has not generated significant revenue and has incurred significant net losses in each year since inception. For the nine months ended September 30, 2024, the Company had a net loss of $14.6 million and used $14.4 million cash to fund operations. As of September 30, 2024, the Company has incurred approximately $403 million of cumulative net losses. As of September 30, 2024, the Company had $10.3 million in cash and cash equivalents, short-term investments, and interest receivable to fund its operations.

On July 30, 2024, the Company entered into a Securities Purchase Agreement (the “July 2024 Purchase Agreement”) with certain institutional and accredited investors (each, a “Purchaser” and collectively, the “Purchasers”), pursuant to which the Company issued, in a registered direct offering, an aggregate of 5,000,000 shares of the Company’s common stock at an offering price of $2.00 per share for gross proceeds of $10.0 million before the deduction of placement agent fees and offering expenses. In a concurrent private placement (together with the registered direct offering, the “July 2024 Offering”) and also pursuant to the July 2024 Purchase Agreement, the Company issued to the purchasers unregistered warrants (the “Warrants”) to purchase an aggregate of 5,000,000 shares of common stock at an exercise price of $2.00 per share. The warrants were exercisable immediately after issuance for a term of five and one-half years following the date of issuance. The closing of the July 2024 Offering occurred on August 1, 2024.

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

The total number of shares of common stock issuable upon exercise of warrants, stock option grants and equity awards were 6,712,499 and 1,147,960 shares for the nine months ended September 30, 2024 and 2023, respectively. For the three-month and nine-month periods ended September 30, 2024 and 2023, diluted loss per common share was the same as basic loss per common share as the other warrants, and equity awards that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive. The Company did not pay any dividends during the first nine months of 2024 or 2023.

Note 5. Investment in Debt Securities - Available for Sale

Investments in debt securities - available for sale with a fair value of $0 and $9,857,087 as of September 30, 2024 and December 31, 2023, respectively, consisted of U.S. Treasury securities and corporate debt securities. These investments are valued at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in accumulated other comprehensive loss.

The Company reviews its debt securities classified as short-term investments on a regular basis for impairment. For debt securities in unrealized loss positions, the Company determines whether any portion of the decline in fair value below the amortized cost basis is due to credit-related factors if it neither intends to sell nor anticipates that it is more likely than not that it will be required to sell prior to recovery of the amortized cost basis. The Company considers factors such as the extent to which the market value has been less than the cost, any noted failure of the issuer to make scheduled payments, changes to the rating of the security and other relevant credit-related factors in determining whether or not a credit loss exists. During the first nine months of 2024 and 2023, the Company did not recognize an allowance for credit-related losses on any of its investments.

A summary of the cost, fair value and maturities of the Company’s short-term investments is as follows:

	September 30, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
Short-term investments
U.S. Treasury securities	$-	$-	$9,796,291	$9,857,087

	September 30, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
Short-term investment maturities
Within 3 months	$-	$-	$2,467,518	$2,490,775
Between 3 and 12 months	-	-	7,328,773	7,366,312
Total	$-	$-	$9,796,291	$9,857,087

The following table shows for the Company’s investment in available-for-sale debt securities: gross unrealized gains (losses) and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2024 and December 31, 2023. The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	September 30, 2024		December 31, 2023
Available-for-sale securities (all unrealized holding gains are less than 12 months at date of measurement)	Fair Value	Unrealized Holding Gains	Fair Value	Unrealized Holding Gains

Investments in debt securities with unrealized gains	$-	$-	$9,857,087	$60,796

Investment income, net, which includes net realized losses on sales of available-for-sale securities and investment income interest and dividends, is summarized as follows:

	For the Three Months Ended September 30,
	2024	2023
Interest and dividends accrued and paid	$115,992	$264,284
Realized gains (losses) on investment in debt securities	-	163,170
Investment income, net	$115,992	$427,454

	For the Nine Months Ended September 30,
	2024	2023
Interest and dividends accrued and paid	$361,264	$935,284
Realized gains (losses) on investment in debt securities	61,983	26,913
Investment income, net	$423,247	$962,197

Note 6. Fair Value Measurements

FASB Accounting Standards Codification (“ASC”) Section 820, Fair Value Measurements and Disclosures, establishes a three-level hierarchy for fair value measurements which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are as follows:

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

Cash and cash equivalents, other current assets, accounts payable and other accrued liabilities are reflected in the condensed consolidated balance sheets at their approximate estimated fair values primarily due to their short-term nature. The fair values of securities available for sale are determined by relying on the securities’ relationship to other benchmark quoted securities and classified its investments as Level 1 items in both 2024 and 2023. There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the nine-month period ended September 30, 2024 or during the year ended December 31, 2023.

Assets and liabilities measured at fair value are summarized below.

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Recurring items as of September 30, 2024
U.S. treasury obligations, available for sale	$-	$-	$-	$-

Recurring items as of December 31, 2023
U.S. treasury obligations, available for sale	$9,857,087	$9,857,087	$-	$-

Note 7. Other Accrued Liabilities

Other accrued liabilities at September 30, 2024 and December 31, 2023 include the following:

	September 30, 2024	December 31, 2023
Amounts due to contract research organizations and other contractual agreements	$1,054,000	$1,442,659
Accrued payroll and related benefits	1,456,736	1,693,383
Accrued professional fees	42,694	234,479
Other	20,000	20,000
Total	$2,573,430	$3,390,521

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

In connection with the SVB Loan Facility, the Company incurred financing fees and expenses totaling $243,370 which was recorded and classified as debt discount and was amortized as interest expense using the effective interest method over the life of the loan. Also, in connection with the SVB Loan Facility, the Company was required to pay an end-of-term fee equal to 3.0% of the original loan amount at time of maturity. Therefore, these amounts totaling $300,000 were amortized as interest expense using the effective interest method over the life of the loan. During the nine months ended September 30, 2023, the Company incurred interest expense of $197,080 and amortized $329,158, as interest expense for debt discounts and end-of-term fee in connection with the SVB Loan Facility.

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

On September 3, 2024, the Company filed a new prospectus supplement to the 2024 Registration Statement with the SEC for an aggregate offering price of up to $5,500,000 related to the potential issuance from time to time of the Company’s common stock pursuant to the ATM Agreement with Wainwright as sales agent.

The Company sold 88,796 shares of common stock under the ATM Agreement for net proceeds of $99,506 during the first nine months of 2024. During the first nine months of 2023, the Company sold 1,878,488 shares of common stock under the ATM Agreement for net proceeds of $2,750,658.

July 2024 Offering

On July 30, 2024, the Company entered into the July 2024 Purchase Agreement with the Purchasers, pursuant to which the Company issued, in a registered direct offering, an aggregate of 5,000,000 shares of the Company’s common stock at an offering price of $2.00 per share for gross proceeds of $10.0 million before the deduction of placement agent fees and offering expenses. In a concurrent private placement and also pursuant to the July 2024 Purchase Agreement, the Company issued to the Purchasers the Warrants to purchase an aggregate of 5,000,000 shares of its common stock at an exercise price of $2.00 per share.

The Warrants became exercisable immediately after issuance for a term of five and one-half years following the date of issuance. The closing of the July 2024 Offering occurred on August 1, 2024.

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

As of September 30, 2024, the Compensation Committee of the Board of Directors approved the grant of (i) inducement stock options (the “Inducement Option Grants”) to purchase a total of 294,751 shares of Imunon common stock and (ii) inducement restricted stock awards (the “Inducement Stock Grants”) totaling 91,350 shares of Imunon common stock. Each Inducement Option Grant has a weighted exercise price of $1.59 per share. Each Inducement Option Grant vests over three years, with one-third vesting on the one-year anniversary of the employee’s first day of employment with the Company and one-third vesting on the second and third anniversaries thereafter, subject to the new employee’s continued service relationship with the Company on each such date. Each Inducement Option Grant has a ten-year term and is subject to the terms and conditions of the applicable stock option agreement. Each of Inducement Stock Grant vested on the one-year anniversary of the employee’s first day of employment with the Company is subject to the new employee’s continued service relationship with the Company through such date and is subject to the terms and conditions of the applicable restricted stock agreement.

As of September 30, 2024, there was a total of 1,975,073 shares of Imunon common stock reserved for issuance under the 2018 Plan, which was comprised of 1,535,272 shares of Imunon common stock subject to equity awards previously granted under the 2018 Plan and the Company’s 2007 Stock Incentive Plan and 439,801 shares of Imunon common stock available for future issuance under the 2018 Plan. As of September 30, 2024, there was a total of 22,167 shares of Imunon common stock subject to outstanding inducement awards.

Total compensation cost related to stock options and restricted stock awards amounted to approximately $0.4 million and $0.6 million for the nine-month periods ended September 30, 2024 and 2023, respectively. Of these amounts, approximately $0.2 million for the nine-month periods ended September 30, 2024 and 2023 was charged to research and development, and $0.2 million and $0.4 million were charged to general and administrative expenses during the nine-month periods ended September 30, 2024 and 2023, respectively.

A summary of stock option awards and restricted stock grants, inclusive of awards granted under the 2018 Stock Plan and Inducement Option Grants for the nine-month periods ended September 30, 2024 is presented below.

	Stock Options		Restricted Stock Awards		Weighted Average
	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Contractual Terms of Equity Awards (in years)
Equity awards outstanding at January 1, 2024	1,063,482	$2.62	32,100	$1.23

Equity awards granted	929,335	$1.13	25,000	$1.06

Equity Awards vested and issued	-	-	(12,100)	$1.84

Equity awards terminated	(460,378)	$1.58	(20,000)	$0.88

Equity awards outstanding at September 30, 2024	1,532,439	$2.02	25,000	$1.06	9.0

Aggregate intrinsic value of outstanding equity awards at September 30, 2024	$27,548

Equity awards exercisable at September 30 2024	887,894	$2.62			8.5

Aggregate intrinsic value of equity awards exercisable at September 30, 2024	$14,958

As of September 30, 2024, there was $0.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a period of three to four years. The weighted average grant date fair values of the stock options granted were $1.13 and $2.03 during the nine-month periods ended September 30, 2024 and 2023, respectively.

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

	For the Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	3.72 to 4.31%	3.72%
Expected volatility	101.74 to 115.81%	107.03 to 113.64%
Expected life (in years)	9.0 to 10.0	9.0 to 10.0
Expected dividend yield	0.0%	0.0%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. The risk-free interest rate is derived from values assigned to U.S. Treasury bonds with terms that approximate the expected option lives in effect at the time of grant.

Note 11. Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification.

This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company has analyzed the Warrants issued in the July 2024 Offering and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480. The Warrants meet all of the requirements for equity classification under ASC 815 and therefore are classified as equity.

The following is a summary of all warrant activity for the nine-month period ended September 30, 2024:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price

Warrants outstanding at December 31, 2023	160,060	$18.86

Warrants issued during the nine months ended September 30, 2024	5,000,000	2.00

Warrants expired during the nine months ended September 30, 2024	(5,000)	11.85

Warrants outstanding at September 30, 2024	5,155,060	$2.51

Aggregate intrinsic value of outstanding warrants at September 30, 2024	$-

Weighted average remaining contractual terms at September 30, 2024	5.2 years

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

The following is a table of the lease payments and maturity of the Company’s operating lease liabilities as of September 30, 2024:

2024	$157,544
2025	543,009
2026	362,976
2027	370,236
2028 and thereafter	30,903
Subtotal future lease payments	1,464,668
Less: imputed interest	(198,492)
Total lease liabilities	$1,266,176

Weighted average remaining life	2.91

Weighted average discount rate	9.98%

For the three-month and nine-month periods ended September 30, 2024, operating lease expense was $164,944 and $479,401, respectively, and cash paid for operating leases included in operating cash flows was $162,956 and $488,047, respectively.

For the three-month and nine-month periods ended September 30, 2023, operating lease expense was $163,201 and $487,923, respectively, and cash paid for operating leases included in operating cash flows was $162,808 and $489,993, respectively.

Note 13. Commitments and Contingencies

In February 2021, a derivative shareholder lawsuit was filed against the Company, as the nominal defendant, and certain of its directors and officers as defendants in the U.S. District Court for the District of New Jersey, captioned Fidler v. Michael H. Tardugno, et al., Case No. 3:21-cv-02662. The plaintiff alleged breach of fiduciary duty and other claims arising out of alleged statements made by certain of the Company’s directors and/or officers regarding ThermoDox®. The Company believed it had meritorious defenses to these claims and vigorously contested this suit. In June 2024, the U.S. District Court issued an Order for Dismissal without prejudice for this derivative shareholder lawsuit.

Note 14. Related Party Transaction

On November 16, 2022 the Company entered into a convertible note purchase agreement with Transomic Technologies, Inc. (“Transomic”) whereby the Company purchased $375,000 of convertible notes secured by certain assets held by Transomic and warrants. Imunon purchased products from Transomic for research and development purposes – primarily delivery vectors for its vaccine program. As a result of this investment in Transomic, Imunon’s executive chairman, Mr. Michael Tardugno, was appointed to the Board of Directors of Transomic. The Company disclosed the notes receivable as a related party transaction. In December 2023, Transomic filed a formal certificate of dissolution of the company resulting in a complete write-off of the convertible note and related warrants.

Note 15. Subsequent Events

The Company has evaluated its subsequent events from September 30, 2024, through the date these condensed consolidated financial statements were issued.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed above under “Cautionary Note Regarding Forward-Looking Statements,” in Item 1A. Risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and in other filings that we make with the Securities and Exchange Commission (the “SEC”). Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” “Imunon,” and “the Company” are intended to mean the business and operations of Imunon, Inc.

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

The Company’s lead clinical program, IMNN-001, is a DNA-based immunotherapy for the localized treatment of advanced ovarian cancer that has completed its Phase II clinical studies. IMNN-001 works by instructing the body to produce safe and durable levels of powerful cancer-fighting molecules, such as interleukin-12 and interferon gamma, at the tumor site. Additionally, the Company has entered into a first-in-human study of its COVID-19 booster vaccine (IMNN-101). We will continue to leverage these modalities and to advance the technological frontier of plasmid DNA to better serve patients with difficult-to-treat conditions.

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

The biocompatibility of these polymers reduces the risk of adverse immune response, thus allowing for repeated administration. Compared to naked DNA or cationic lipids, we believe that our delivery systems are generally more efficient, cost effective and have a more favorable safety profile. We believe that these advantages place Imunon in a position to capitalize on this technology platform.

THERAPLAS MODALITY: IMNN-001 DEVELOPMENT PROGRAM

Ovarian Cancer Overview

Ovarian cancer is the most lethal of gynecological malignancies among women with more than 60% of women dying within five years of diagnosis. This poor outcome is due in part to the lack of effective prevention and early detection strategies. There were approximately 20,000 new cases of ovarian cancer in the U.S. in 2021 with an estimated 13,000 deaths. Mortality rates for ovarian cancer declined very little in the last 40 years due to the unavailability of detection tests and improved treatments. Most women with ovarian cancer are not diagnosed until Stages III or IV, when the disease has spread outside the pelvis to the abdomen and areas beyond, causing swelling and pain. The five-year survival rates for Stages III and IV are 41% and 20%, respectively, there remains a need for a therapy that not only reduces the recurrence rate but also meaningfully improves overall survival. Patients whose cancer recurs or progresses after initially responding to surgery and first-line chemotherapy have been divided into one of the two groups based on the time from completion of platinum therapy to disease recurrence or progression. This time period is referred to as platinum-free interval. The platinum-sensitive group has a platinum-free interval of longer than six months. This group generally responds to additional treatment with platinum-based therapies. The platinum-resistant group has a platinum-free interval of shorter than six months and is resistant to additional platinum-based treatments. Pegylated liposomal doxorubicin, topotecan, and bevacizumab are the only approved second-line therapies for platinum-resistant ovarian cancer. The overall response rate for these therapies is 10% to 20% with median overall survival (“OS”) of 11 to 12 months. Additionally, 10% to 15% of ovarian cancer cases nationwide are a result of germline or somatic BRCA mutations. With cognizance of tumor genetics, practice has shifted to include targeted agents in ovarian cancer treatment.

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

On March 26, 2020, the Company announced with Medidata Solutions, a subsidiary of Dassault Systèmes, that examining matched patient data provided by Medidata in a synthetic control arm (“SCA”) with results from the Company’s completed Phase Ib dose-escalating OVATION 1 Study showed positive results in progression-free survival (“PFS”). The hazard ratio (“HR”) was 0.53 in the intent-to-treat (“ITT”) group, showing strong signals of efficacy. In its March 2019 discussion with the Company, the FDA noted that preliminary findings from the Phase Ib OVATION 1 Study were exciting but lacked a control group to evaluate IMNN-001’s independent impact on impressive tumor response, surgical results and PFS. The FDA encouraged the Company to continue its IMNN-001 development program and consult with FDA with new findings that may have a bearing on designations such as Fast Track and Breakthrough Therapy.

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

In February 2021, the Company announced that it had received Fast Track designation from the FDA for IMNN-001 and also provided an update on the OVATION 2 Study. The Company reported that approximately one-third, or 34 patients, of the anticipated 110 patients had been enrolled into the OVATION 2 Study, of which 20 were in the treatment arm and 14 were in the control. Of the 34 patients enrolled in the trial, 27 patients have had their IDS with the following results:

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

In September 2022, the Company announced that its Phase I/II OVATION 2 Study with IMNN-001 in advanced ovarian cancer had completed enrollment with 113 patients.

In September 2023, the Company announced interim PFS and OS data with IMNN-001 in its Phase I/II OVATION 2 Study. Interim clinical data from the ITT population showed efficacy trends in PFS, demonstrating a delay in disease progression in the treatment arm of approximately 33% compared with the control arm, with the hazard ratio nearing the required value. Preliminary OS data followed a similar trend, showing an approximate 9-month improvement in the treatment arm over the control arm.

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

In June 2024, the Company announced database lock for the OVATION 2 Study. At that time, median OS and PFS had been reached, and all patients in the open-label study had achieved treatment observation duration of 16 months, as required per protocol to evaluate efficacy. On July 11, 2024, a scientific advisory board with DSMB members, principal investigators, and scientific experts was held to review efficacy and safety data from the OVATION 2 study.

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

On September 11, 2024 a scientific advisory board was held with DSMB members, principal investigators, and scientific experts to discuss and seek input on the protocol synopsis for the Phase III trial. A protocol synopsis was submitted along with a briefing document for review and input at the End-of-Phase II (“EOP2”) meeting with the U.S. Food and Drug Administration focused on the Phase III study. The EOP2 meeting is scheduled to occur in the fourth quarter of 2024 and the Phase 3 trial is anticipated to begin in the first quarter of 2025. The Company also plans to present full OVATION 2 Study results at an upcoming medical conference and to submit the results for publication in a peer-reviewed medical journal.

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

As of September 30, 2024, eight patients were enrolled in the Phase I portion of this study at the University of Texas MD Anderson Cancer Center. Memorial Sloan Kettering Cancer Center and John Hopkins Medicine Sidney Kimmel Cancer Care Center have been added as a clinical site for this study.

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

On April 18, 2024, the Company announced that it received clearance from the FDA to begin a Phase I clinical trial with a seasonal COVID-19 booster vaccine. The Company filed an Investigational New Drug (IND) application for IMNN-101 in late February. The primary objectives of the Phase I study are to evaluate safety, tolerability, neutralizing antibody response, and the vaccine’s durability (duration of immunogenicity) in healthy adults. Secondary objectives of the study include evaluating the ability of the IMNN-101 vaccine to elicit binding antibodies and cellular responses and their associated durability. The Phase I study enrolled 24 subjects to evaluate three escalating doses of IMNN-101. For this study, IMMN-101 has been designed to protect against the SARS-CoV-2 Omicron XBB1.5 variant, in accordance with the FDA’s Vaccines and Related Biological Products Advisory Committee’s June 2023 announcement of the framework for updated COVID-19 doses. Based on these results, we will advance discussions with potential partners to continue development of the platform.

During the second quarter of 2024, the Company announced that DM Clinical Research in Philadelphia was the first clinical site activated and ready for patient recruitment for its Phase I study with IMNN-101 in a seasonal COVID-19 vaccine. DM Clinical Research is an integrated national network of clinical trial sites focused on delivering advanced, preventive medicine to underserved communities. As of September 2024, all 24 Phase I participants were inoculated with IMNN-101 at DM Clinical Research. Topline safety and immunogenicity data are anticipated by year-end 2024.

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

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s drug candidates, and applications and submissions to the FDA. The Company has not generated significant revenue and has incurred significant net losses in each year since our inception. As of September 30, 2024, the Company has incurred approximately $403 million of cumulative net losses and had $10.3 million in cash and cash equivalents, short-term investments and interest receivable to fund its operations. On July 30, 2024, we entered into a Securities Purchase Agreement (the “July 2024 Purchase Agreement”) with certain institutional and accredited investors (each, a “Purchaser” and collectively, the “Purchasers”), pursuant to which we issued, in a registered direct offering, an aggregate of 5,000,000 shares of the Company’s common stock at an offering price of $2.00 per share for gross proceeds of $10.0 million before the deduction of the placement agent fees and offering expenses. We have substantial future capital requirements to continue our research and development activities and advance our drug candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its drug candidates and technologies. The Company’s primary sources of cash have been proceeds from the issuance and sale of its common stock via its “ATM” program pursuant to an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) as sales agent and other potential funding transactions. There can be no assurance that the Company will be able to do so in the future on a timely basis on terms acceptable to the Company, or at all. The Company has not yet commercialized any of its product candidates. Even if the Company commercializes one or more of its product candidates, it may not become profitable in the near term. The Company’s ability to achieve profitability depends on several factors, including its ability to obtain regulatory approval for its product candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its product candidates alone or in partnership.

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

Management’s plan may include raising funds from outside investors via its ATM program and other potential funding sources as mentioned. However, as mentioned above, there is no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or will provide the Company with sufficient funds to meet its objectives. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

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

Financing Overview

Equity, Debt and Other Forms of Financing

For the nine months ended September 30, 2024 and 2023, we issued a total of 5.1 million shares and 1.9 million shares of common stock, respectively, as discussed below for approximately $9.1 million and approximately $2.8 million, respectively, in net proceeds.

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

On September 3, 2024, in connection with the Company’s intent to resume sales under the ATM Agreement, the Company filed a new prospectus supplement to the 2024 Registration Statement with the SEC for an aggregate offering price of up to $5,500,000 related to the potential issuance from time to time of the Company’s common stock pursuant to the ATM Agreement with Wainwright as sales agent.

The Company sold 88,976 shares of common stock under the ATM Agreement for net proceeds of $99,506 during the first nine months of 2024. During first nine months of 2023, the Company sold 1,878,488 shares of common stock for net proceeds of $2,750,658.

July 2024 Offering

On July 30, 2024, the Company entered into the July 2024 Purchase Agreement with the Purchasers, pursuant to which the Company issued, in a registered direct offering, an aggregate of 5,000,000 shares of the Company’s common stock at an offering price of $2.00 per share for gross proceeds of $10.0 million before the deduction of the placement agent fees and offering expenses. In a concurrent private placement (together with the registered direct offering, the “July 2024 Offering”) and also pursuant to the July 2024 Purchase Agreement, the Company issued to the Purchasers unregistered warrants (the “Warrants”) to purchase an aggregate of 5,000,000 shares of its common stock at a purchase price of $2.00 per share. The Warrants were exercisable immediately after issuance for a term of five and one-half years following the date of issuance. The closing of the July 2024 Offering occurred on August 1, 2024.

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

FINANCIAL REVIEW FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Results of Operations

For the three months ended September 30, 2024, our net loss was $4.8 million compared to a net loss of $3.5 million for the same three-month period of 2023.

With $10.3 million in cash and cash equivalents at September 30, 2024, such conditions raise substantial doubts about the Company’s ability to continue as a going concern. Based on the above, management has determined there is substantial doubt regarding our ability to continue a going concern.

On July 30, 2024, the Company entered into the July 2024 Purchase Agreement with certain institutional and accredited investors, pursuant to which the Company issued, in a registered direct offering, an aggregate of 5,000,000 shares of the Company’s common stock at an offering price of $2.00 per share for gross proceeds of $10.0 million before the deduction of placement agent fees and offering expenses. In a concurrent private placement (together with the registered direct offering) and also pursuant to the July 2024 Purchase Agreement, the Company issued to the Purchasers unregistered warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price of $2.00 per share. The Warrants were exercisable immediately after issuance for a term of five and one-half years following the date of issuance. The closing of the July 2024 Offering occurred on August 1, 2024.

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

	For the three months ended September 30,
	(In thousands)		Change Increase (Decrease)
	2024	2023
Operating Expenses:
Clinical Research
OVATION	$418	$115	$303	263.5%
Vaccine	523	-	523	100.0%
Other Clinical and regulatory	800	342	458	133.9%
Subtotal	1,741	457	1,284	281.0%
Non-Clinical R&D and CMC
OVATION	199	265	(66)	(24.9)%
PlaCCine Vaccine	598	797	(199)	(25.0)%
Manufacturing (CMC)	755	462	293	63.4%
Subtotal	1,552	1,524	28	1.8%
Research and development expenses	3,293	1,981	1,312	66.2%
General and administrative expenses	1,668	1,923	(255)	(13.3)%
Total operating expenses	4,961	3,904	1,057	27.1%
Loss from operations	$(4,961)	$(3,904)	$1,057	27.1%

Research and Development Expenses

Research and development (“R&D”) expenses were $3.3 million in the third quarter of 2024 compared to $2.0 million in same period of 2023. Costs associated with the OVATION 2 Study were $0.4 million in the third quarter of 2024 compared to $0.1 million in same period of 2023. Costs associated with the PlaCCine vaccine trial were $0.5 million in the third quarter of 2024. Other clinical and regulatory costs were $0.8 million in the third quarter of 2024 compared to $0.3 million in the same period of 2023. R&D costs associated with the development of IMNN-001 to support the OVATION 2 Study were $0.2 million in the third quarter of 2024 compared to $0.3 million in same period of 2023. The development costs of the PLACCINE DNA vaccine technology platform decreased to $0.6 million in the third quarter of 2024 compared to $0.8 million in the same period of 2023. CMC costs increased to $0.8 million in the third quarter of 2024 compared to $0.5 million in the same period of 2023.

General and Administrative Expenses

General and administrative expenses were $1.7 million in the third quarter of 2024 compared to $1.9 million in the same period of 2023. The decrease was primarily attributable to a decrease in legal fees of $0.2 million.

Other non-operating income was $0.1 million in the third quarter of 2024 compared to other non-operating income of $0.4 million in the same period of 2023. Investment income from the Company’s short-term investments decreased by $0.3 million for the third quarter of 2024 compared with the same period in 2023 due to a decrease in investment securities.

FINANCIAL REVIEW FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Results of Operations

For the nine months ended September 30, 2024 and 2023 our net loss was $14.6 million.

With $10.3 million in cash and cash equivalents at September 30, 2024, such conditions raise substantial doubts about the Company’s ability to continue as a going concern. Based on the above, management has determined there is substantial doubt regarding our ability to continue a going concern.

On July 30, 2024, the Company entered into the July 2024 Purchase Agreement with certain institutional and accredited investors, pursuant to which the Company issued, in a registered direct offering an aggregate of 5,000,000 shares of the Company’s common stock at an offering price of $2.00 per share for gross proceeds of $10.0 million before the deduction of placement agent fees and offering expenses. In a concurrent private placement (together with the registered direct offering) and also pursuant to the July 2024 Purchase Agreement, the Company issued to the Purchasers unregistered warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price of $2.00 per share. The Warrants were exercisable immediately after issuance for a term of five and one-half years following the date of issuance. The closing of the July 2024 Offering occurred on August 1, 2024.

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

	For the nine months ended September 30,
	(In thousands)		Change Increase (Decrease)
	2024	2023
Operating Expenses:
Clinical Research
OVATION	$1,139	$707	$432	61.1%
Vaccine	1,412	-	1,412	100.0%
Other Clinical and regulatory	1,900	1,088	812	74.6%
Subtotal	4,451	1,795	2,656	148.0%
Non-Clinical R&D and CMC
OVATION	851	1,026	(175)	(17.1)%
PlaCCine Vaccine	2,554	3,077	(523)	(17.0)%
Manufacturing (CMC)	1,551	1,836	(285)	(15.5)%
Subtotal	4,956	5,939	(983)	(16.6)%
Research and development expenses	9,407	7,734	1,673	21.6%
General and administrative expenses	5,580	7,328	(1,748)	(23.9)%
Total operating expenses	14,987	15,062	(75)	(0.5)%
Loss from operations	$(14,987)	$(15,062)	$(75)	(0.5)%

Research and Development Expenses

R&D expenses were $9.4 million in the first nine months of 2024 compared to $7.7 million in the same period of 2023. Costs associated with the OVATION 2 Study were $1.1 million in the first nine months of 2024 compared to $0.7 million in the same period of 2023. Costs associated with the PlaCCine vaccine trial were $1.4 million in the first nine months of 2024. Other clinical and regulatory costs were $1.9 million in the first nine months of 2024 compared to $1.1 million in the same period of 2023. R&D costs associated with the development of IMNN-001 to support the OVATION 2 Study were $0.9 million in the first nine months of 2024 compared to $1.0 million in the same period in 2023. The development of the PLACCINE DNA vaccine technology platform decreased to $2.5 million in the first nine months of 2024 compared to $3.0 million in the same period of 2023. CMC costs decreased to $1.5 million in the first nine months of 2024 compared to $1.8 million in the same period of 2023.

General and Administrative Expenses

General and administrative expenses were $5.6 million in the first nine months of 2024 compared to $7.3 million in the same period of 2023. The decrease was primarily attributable to lower non-cash stock compensation expenses of $0.3 million, legal expenses of $0.6 million, employee-related expenses of $0.5 million and insurance expenses of $0.1 million.

Other non-operating income was $0.4 million in the first nine months of 2024 and 2023. The Company incurred interest expense of $0.2 million on its loan facility with Silicon Valley Bank in the first nine months of 2023. This loan facility was repaid in full in the second quarter of 2023. Investment income from the Company’s short-term investments decreased by $0.5 million for the first nine months of 2024 compared with the same period in 2023 due to a decrease in investment securities. The Company incurred debt extinguishment expense on its loan facility with Silicon Valley Bank in the first nine months of 2023 of $0.3 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Since inception we have incurred significant losses and negative cash flows from operations. We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities, the sale of the Company’s net operating losses, and amounts received under various product licensing agreements. The process of developing IMNN-001 and other drug candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts. We expect these activities, together with our general and administrative expenses to result in significant operating losses for the foreseeable future. Our expenses have significantly and regularly exceeded our revenue, and we had an accumulated deficit of $403 million at September 30, 2024.

At September 30, 2024, we had total current assets of $12.5 million and current liabilities of $5.4 million, resulting in net working capital of $7.1 million. At September 30, 2024, we had cash and cash equivalents of $10.3 million. At December 31, 2023, we had total current assets of $18.2 million and current liabilities of $7.4 million, resulting in net working capital of $10.8 million. We require substantial future capital to continue our research and development activities and advance our drug candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

Net cash used in operating activities for the first nine months of 2024 was $14.4 million. Net cash provided by investing activities was $9.8 million during the first nine months of 2024. Cash provided by financing activities during the first nine months of 2024 was $9.1 million. At September 30, 2024, we had cash and cash equivalents of $10.3 million.

On July 30, 2024, we entered into the July 2024 Purchase Agreement with certain institutional and accredited investors, pursuant to which we issued, in a registered direct offering an aggregate of 5,000,000 shares of our common stock at an offering price of $2.00 per share for gross proceeds of $10.0 million before the deduction of placement agent fees and offering expenses. In a concurrent private placement (together with the registered direct offering) and also pursuant to the Securities Purchase Agreement, we issued to the Purchasers unregistered warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price of $2.00 per share. The Warrants were exercisable immediately after issuance for a term of five and one-half years following the date of issuance. The closing of the July 2024 Offering occurred on August 1, 2024.

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

Item 4. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2024, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the SEC.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Information required for Part II, Item 1 is incorporated by reference to the discussion in Note 13. “Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 30, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors (each, a “Purchaser” and collectively, the “Purchasers”) for a registered direct offering of its common stock, par value $0.01 per share (“Common Stock”). In a concurrent private placement (together with the registered direct offering, the “Offering”) and also pursuant to the Purchase Agreement, the Company issued to the Purchasers unregistered warrants (the “Warrants”) to purchase an aggregate of 5,000,000 shares of Common Stock at an exercise price of $2.00 per share. The Warrants were exercisable immediately for a term of five and one-half years following the date of issuance. The Company received gross proceeds of $10.0 million from the Offering, before deducting placement agent fees and other offering expenses payable by the Company. As of September 30, 2024, no Warrants have been exercised.

H.C. Wainwright & Co., LLC acted as the lead placement agent for the Offering. Brookline Capital Markets, a division of Arcadia Securities, LLC, acted as co-placement agent. The Offering closed on August 1, 2024. The Company plans to use the proceeds from the Offering for working capital and general corporate purposes. The Warrants were not and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder, or under any state securities laws. The Company relied on this exemption from registration based in part on representations made by the Purchasers. The Warrants may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

On August 29, 2024, the Company filed with the SEC a resale registration statement on Form S-1 to register the shares of Common Stock issuable upon the exercise of the Warrants, which resale registration statement was declared effective by the SEC on September 26, 2024.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2024, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1.

Item 6. Exhibits.

4.1	Form of Warrants, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed on July 31, 2024 (SEC File No. 001-15911).

10.4	Form of Securities Purchase Agreement, dated as of July 30, 2024, by and among Imunon, Inc. and each purchaser party thereto, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on July 31, 2024 (SEC File No. 001-15911).

10.5+ ++	Separation Agreement, dated August 9, 2024 by and between the Company and Sébastien Hazard, M.D.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders’ Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

+	Filed herewith.

++	Management contract or compensatory plan or arrangement.

@	Portions of this document (indicated by “[***]”) have been omitted because such information is not material and is the type of information that the Registrant treats as private or confidential.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

**	XBRL information is filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 7, 2024	IMUNON, INC.

Registrant

	By:	/s/ Stacy R. Lindborg
Stacy R. Lindborg
President and Chief Executive Officer

	By:	/s/ David Gaiero
David Gaiero
Chief Financial Officer

